Form 10-Q
period 2000-09-30
ORIENT EXPRESS HOTELS LTD
filed 2000-11-14
CIK 1115836

 QuickLinks — Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0223493
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification No.)
organization)

41 Cedar Avenue P.O. Box HM 1179 Hamilton HMEX, Bermuda
(Address of principal executive offices) (Zip Code)

441 - 295 - 2244
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

As of October 31, 2000, 28,440,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by subsidiaries of Orient-Express Hotels Ltd. and 16,940,601 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

QuickLinks

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2000	December 31, 1999

	(Dollars in thousands)
Assets
Cash	$45,081	$11,143
Accounts receivable, net of allowances of $377 and $371	44,942	41,002
Inventories	13,525	13,604

Total current assets	103,548	65,749

Property, plant and equipment, less accumulated
depreciation of $66,992 and $60,051	540,430	499,307
Investments	64,667	63,493
Intangible assets	30,809	31,296
Other assets	2,349	2,021

	$741,803	$661,866

Liabilities and Shareholders' Equity
Working capital facilities	$4,162	$6,186
Accounts payable	12,478	12,775
Accrued liabilities	32,084	21,822
Deferred revenue	10,249	9,083
Current portion of long-term debt and capital leases	70,462	38,378

Total current liabilities	129,435	88,244
Long-term debt and obligations under capital leases	230,629	271,562
Deferred income taxes	5,774	5,173

	365,838	364,979

Minority interest	4,912	4,574

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued - 28,440,601	284	234
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 20,503,877	205	205
Additional paid-in capital	230,051	172,086
Retained earnings	161,545	133,434
Accumulated other comprehensive income	(20,851)	(13,465)
Less: reduction due to class B common shares owned
by subsidiaries - 18,044,478	(181)	(181)

Total shareholders' equity	371,053	292,313

Commitments	—	—

	$741,803	$661,866

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Three months ended September 30,	2000	1999

(Dollars in thousands, except per share amounts)
Revenue	$69,636	$62,886
Equity earnings in unconsolidated companies	3,694	2,463

	73,330	65,349

Expenses:
Depreciation and amortization	3,813	3,596
Operating	33,309	29,840
Selling, general and administrative	17,458	15,714

Total expenses	54,580	49,150

Earnings from operations before net finance costs	18,750	16,199
Interest expense, net	(6,465)	(4,733)
Interest and related income	(66)	—

Net finance costs	(6,531)	(4,733)

Earnings before income taxes	12,219	11,466
Provision for income taxes	1,573	1,584

Net earnings	$10,646	$9,882

Net earnings per class A and class B common share:
Basic and diluted	$0.37	$0.38

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Nine months ended September 30,	2000	1999

(Dollars in thousands, except per share amounts)
Revenue	$195,913	$176,962
Equity earnings in unconsolidated companies	10,264	7,693
Gain on sale of asset	—	1,300

	206,177	185,955

Expenses:
Depreciation and amortization	11,234	10,135
Operating	92,521	85,662
Selling, general and administrative	52,165	46,504

Total expenses	155,920	142,301

Earnings from operations before net finance costs	50,257	43,654
Interest expense, net	(18,062)	(14,294)
Interest and related income	(48)	—

Net finance costs	(18,110)	(14,294)

Earnings before income taxes and cumulative effect of change in accounting principle	32,147	29,360
Provision for income taxes	4,036	3,728

Earnings before cumulative effect of change in accounting principle	28,111	25,632
Cumulative effect of change in accounting principle	—	(2,987)

Net earnings	$28,111	$22,645

Net earnings/(losses) per class A and class B common share:
Basic and diluted:
Earnings before cumulative effect of change in accounting principle	$1.05	$0.94
Cumulative effect of change in accounting principle	—	(0.12)

Net earnings per share	$1.05	$0.82

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

Nine months ended September 30,	2000	1999

(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$28,111	$22,645
Add non-cash effect of change in accounting principle	—	2,987

	28,111	25,632

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,234	10,135
Undistributed earnings and losses of affiliates and other non-cash items	(105)	(284)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
(Increase)/decrease in accounts receivable	(5,355)	4,358
Increase in inventories	(505)	(1,371)
Increase/(decrease) in accounts payable	12,264	(2,344)

Total adjustments	17,533	10,494

Net cash provided by operating activities	45,644	36,126

Cash flows from investing activities:
Capital expenditures	(29,430)	(48,276)
Acquisitions and investments, net of cash acquired	(44,842)	(34,946)
Proceeds from sale of fixed assets	76	2,916

Net cash used in investing activities	(74,196)	(80,306)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	(1,541)	(200)
Issuance of common shares	86,716	—
Issuance of long-term debt	82,918	51,479
Principal payments under long-term debt	(71,987)	(9,960)
Movement in SCL investment	(32,903)	7,685

Net cash provided by financing activities	63,203	49,004

Total cash flows	34,651	4,824
Effect of exchange rate on cash	(713)	(2,168)

Net increase in cash	33,938	2,656
Cash at beginning of period	11,143	12,446

Cash at end of period	$45,081	$15,102

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

(Dollars in thousands)	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held by Subsidiaries	Total Comprehensive Income

Balance, January 1, 2000	$234	$205	$172,086	$133,434	$(13,465)	$(181)
Issuance of class A common shares in public offering	50		86,666
Comprehensive income:
Net earnings on common shares for the period				28,111			$28,111
Cumulative translation adjustment					(7,386)		(7,386)

							$20,725

Movement on SCL investment			(28,701)

Balance, September 30, 2000	$284	$205	$230,051	$161,545	$(20,851)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.      Basis of financial statement presentation

(a)    Accounting policies

Orient-Express Hotels Ltd. (the "Company") is a majority-owned subsidiary of Sea Containers Ltd. ("SCL"). The Company and its subsidiaries are referred to collectively as "OEHL".

For a description of significant accounting policies and basis of presentation, see Notes 1 and 9 to the 1999 consolidated financial statements included in the Form S-1 registration statement of the Company (file No. 333-12030).

In the opinion of management, all adjustments necessary to a fair statement of the results of the nine months ended September 30, 2000 and 1999, which are all of a normally recurring nature, have been reflected in the information provided.

(b)    Cumulative effect of a change in accounting principle

In the first quarter of 1999, OEHL adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires that all start-up activities be expensed as incurred. The $2,987,000 cumulative effect of this change (after reduction for income taxes of $nil) is included in earnings for the nine months ended September 30, 1999.

(c)    Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Nine months ended September 30,	2000	1999

Basic	26,776	25,900
Diluted	26,857	25,900

Three months ended September 30,	2000	1999

Basic	28,509	25,900
Diluted	28,945	25,900

(d)    Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Financial Accounting Standard No. 137, delaying for one year the implementation of Statement No. 133, which will now be effective for the first quarter of fiscal year 2001.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, amending the accounting and reporting standards of Statement No. 133. While the impact of the adoption of these pronouncements is dependent on the fair value of our derivatives and related financial instruments on the date of adoption, it is not expected to have a material impact on our results of operation.

2.      Acquisitions and Investments

On March 24, 2000, OEHL acquired the Observatory and Lilianfels Hotels in Australia for an aggregate purchase price of $40,000,000. The purchase has been substantially financed by a bank loan guaranteed by SCL. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board Statement No. 16, "Business Combinations". The results of each operation have been included in the consolidated financial results of OEHL from the date of acquisition.

3.      Property, plant and equipment

The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	September 30, 2000	December 31, 1999

Freehold and leased land and buildings	$429,368	$390,115
Machinery and equipment	99,910	95,706
Fixtures, fittings and office equipment	62,026	57,408
River cruiseship	16,118	16,129

	607,422	559,358
Less: accumulated depreciation	66,992	60,051

	$540,430	$499,307

At September 30, 2000 and December 31, 1999, balances for machinery and equipment under capital lease were $1,800,000 and $1,650,000, respectively, and for fixtures and fittings under capital lease were $234,000 and $278,000, respectively.

Accumulated depreciation related to assets under capital lease at September 30, 2000 and December 31, 1999 was $411,000 and $332,000, respectively.

4.      Long-term debt and obligations under capital leases

(a)    Long-term debt

Long-term debt consists of the following (dollars in thousands):

	September 30, 2000	December 31, 1999

Loans from banks secured by property, plant and equipment payable over periods of 2 to 14 years, with a weighted average interest rate of 7.25 and 6.49 percent, respectively, primarily based on LIBOR	$298,696	$305,894
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 8.13 and 7.97 percent, respectively, based on LIBOR	1,594	3,188
Obligations under capital lease (see Note 4(b)	801	858

	301,091	309,940
Less: current portion	70,462	38,378

	$230,629	$271,562

Included in long-term debt at December 31, 1999 was a loan secured by the Windsor Court Hotel and guaranteed by SCL which was repaid in August 2000 from the proceeds of the Company's public offering of class A common shares.

The following is a summary of the aggregate maturities of long-term debt, excluding obligations under capital leases, at September 30, 2000 (dollars in thousands):

Year ending December 31,

Remainder of 2001	5,605
2002	50,406
2003	34,241
2004	83,172
2005 and thereafter	56,684

$230,108

The interest rates on substantially all of OEHL's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEHL's long-term debt also approximate fair value.

(b)    Obligations under capital leases

The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at September 30, 2000 (dollars in thousands):

Year ending December 31,

2000	$122
2001	316
2002	277
2003	137
2004	36
2005 and thereafter	127

Minimum lease payments	1,015
Less: amount of interest contained in
above payments (1)	214

Present value of minimum lease payments	801
Less: current portion	280

$521

(1) The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

5.    Income taxes

Income taxes provided by OEHL relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consisted of the following (dollars in thousands):

Nine months ended September 30, 2000

	Current	Deferred	Total

United States	$2,179	$800	$2,979
Other foreign	783	274	1,057

	$2,962	$1,074	$4,036

Nine months ended September 30, 1999

	Current	Deferred	Total

United States	$2,192	$300	$2,492
Other foreign	695	541	1,236

	$2,887	$841	$3,728

The Company is incorporated in Bermuda, which does not impose an income tax. OEHL's effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEHL conducts business other than Bermuda.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEHL's net deferred tax liabilities (dollars in thousands):

	September 30, 2000	December 31, 1999

Gross deferred tax assets (operating loss carry forwards)	$37,238	$41,173
Less: Valuation allowance	(28,265)	(32,933)

Net deferred tax assets	8,973	8,240
Deferred tax liabilities	(14,747)	(13,413)

Net deferred tax liabilities	$(5,774)	$(5,173)

The deferred tax assets consist primarily of tax loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets versus the adjusted basis as reflected in the financial statements.

6.      Supplemental cash flow information
          (Dollars in thousands):

Nine months ended September 30,	2000	1999

Cash paid for:
Interest	$17,221	$13,976
Income taxes	$4,187	$1,442

Non-cash investing and financing activities:

In conjunction with the acquisitions in 2000 and 1999, liabilities were assumed as follows:

Fair value of assets acquired	$47,330	$27,104
Cash paid	(42,934)	(24,528)

Liabilities assumed	$4,786	$2,576

7.      Commitments

Outstanding contracts to purchase fixed assets were approximately $5,100,000 at September 30, 2000 (December 31, 1999 - $46,000,000).

8.      Information concerning financial reporting for segments and operations in different geographical areas

OEHL's segments relate to hotels and restaurants and tourist trains and cruises and are located in the United States, the Caribbean, Europe, southern Africa, Brazil, Peru, Australia and the South Pacific, tourist trains operate in Europe, Southeast Asia, Australia and Peru, restaurants are located in London and New York and a river cruiseship operates in Myanmar.

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Nine months ended September 30,	2000	1999

Revenue:
Hotels and restaurants	$166,809	$148,992
Tourist trains and cruises	29,104	27,970

	$195,913	$176,962

Equity earnings from unconsolidated companies:
Hotels and restaurants	$8,088	$7,889
Tourist trains and cruises	2,176	(196)

	$10,264	$7,693

Depreciation and amortization:
Hotels and restaurants	$9,870	$9,000
Tourist trains and cruises	1,364	1,135

	$11,234	$10,135

Gain on sale of asset:
Hotels and restaurants	$—	$1,300
Tourist trains and cruises	—	—

	$—	$1,300

Earnings from operations before net finance costs:
Hotels and restaurants	$52,480	$49,267
Tourist trains and cruises	4,946	1,222

	57,426	50,489
Central selling, general and administrative costs	(7,169)	(6,835)

	50,257	43,654
Net finance costs (1)	(18,110)	(14,294)

Earnings before income taxes and cumulative effect of change in accounting principle	32,147	29,360
Provision for income taxes	4,036	3,728

Earnings before cumulative effect
of change in accounting principle	$28,111	$25,632

Capital expenditure:
Hotels and restaurants	$24,620	$43,087
Tourist trains and cruises	4,810	5,189

	$29,430	$48,276

	September 30, 2000	December 31, 1999

Identifiable assets:
Hotels and restaurants	$661,689	$582,627
Tourist trains and cruises	80,114	79,239

	$741,803	$661,866

(1)	Net of capitalized interest and interest and related income.

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Nine months ended September 30,	2000	1999

Revenue:
Europe	$92,143	$90,700
North America	62,135	56,447
Rest of the world	41,635	176,962

	$195,913	$176,962

	September30, 2000	December 31, 1999

Long-lived assets, at book value:
Europe	$215,804	$219,065
North America	182,142	177,499
Rest of the world	207,151	166,236

	$605,097	$562,800

9.      Related party transactions

For the nine months ended September 30, 2000, OEHL paid subsidiaries of SCL $4,089,000 (1999 - $4,155,000) for the provision of various services including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits, office facilities and system and computer services. These services were provided on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The services agreement has an initial term of one year and will be automatically renewed annually unless it is terminated by SCL or OEHL.

SCL has guaranteed an aggregate principal amount of $237,000,000 of bank loans to OEHL outstanding at September 30, 2000 (December 31, 1999 – $260,000,000), including a loan relating to the Windsor Court Hotel (see Note 4(a)) and a $7,500,000 bank loan to Charleston Center LLC, owner of Charleston Place Hotel, which is accounted for as an equity investment in OEHL.

10.     Contingency

As previously reported, in August 2000, a group of institutional investors claiming to own approximately $158,000,000 (out of an aggregate of $430,000,000) of SCL's four series of publicly held senior notes commenced a lawsuit in the Supreme Court of New York, County of New York. The defendants are SCL, the Company and James B. Sherwood, Chairman of the Company and President of SCL. The plaintiffs allege, among other things, that the proposed spinoff distribution of the Company's shares by SCL will violate various covenants in the senior note indentures and constitute a fraudulent conveyance. The plaintiffs are seeking, among other things, a declaratory judgment that they have the right to declare a default under the indentures, an injunction preventing the proposed spinoff distribution and any fraudulent conveyance of SCL assets, and unspecified money damages for breach of the note indentures.

SCL intends to effect the spinoff distribution in a manner that will not result in any violation of the indenture covenants or in a fraudulent conveyance. Accordingly, management of SCL has concluded that the allegations of the senior noteholders are without merit, and that SCL will oppose this lawsuit vigorously. While SCL believes an adverse outcome is remote, in the unlikely event the plaintiffs prevail, the consequence of that outcome could cause an acceleration of certain OEHL debt guaranteed by SCL or containing cross-default provisions to SCL debt. In order to protect OEHL, SCL has agreed to indemnify the Company with respect to possible losses arising from this lawsuit.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

Revenue

Total revenue, including equity earnings in unconsolidated companies, increased by $7,981,000, or 12%, from $65,349,000 in the three months ended September 30, 1999 to $73,330,000 in the three months ended September 30, 2000. Hotels and restaurants revenue increased by $4,956,000, or 9%, from $55,857,000 in the three months ended September 30, 1999 to $60,813,000 in the three months ended September 30, 2000 and tourist trains and cruises increased by $3,025,000, or 32%, from $9,492,000 for the three months ended September 30, 1999 to $12,517,000 for the three months ended September 30, 2000. The increase in tourist trains and cruises included $1,279,000 due to the PeruRail joint venture that commenced in September 1999 and the balance was due to improved revenues in all the other tourist train and cruise operations.

The revenue increase for hotels and restaurants was primarily due to an increase at our owned hotels of $4,773,000, or 10%, from $50,028,000 in the three months ended September 30, 1999 to $54,801,000 in the three months ended September 30, 2000. This increase is analyzed regionally as follows:

Europe. Revenue reduced by $118,000 from $29,752,000 for the three months ended September 30, 1999 to $29,634,000. The revenue of the European hotels is primarily derived in euro denominated currencies which have weakened by 15% against the U.S. dollar in the three months ended September 30, 2000 and therefore adversely impacted the U.S. dollar reported revenue compared to 1999. There have been no acquisitions in our European region in 1999 or 2000 which are operating. The revenue from available rooms or REVPAR in a comparable ("same store") basis increased by 14% in local currencies in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

North America. Revenue increased by $477,000, or 4%, from $12,079,000 in the three months ended September 30, 1999 to $12,556,000 in the three months ended September 30, 2000.

The Windsor Court Hotel revenue increased by $201,000, or 3%, from $6,870,000 in the three months ended September 30, 1999 to $7,071,000 in the three months ended September 30, 2000. Room revenue increased by 10% but this was partly offset by a reduction in food and beverage revenue. The REVPAR on a comparable basis increased 10% in U.S. dollars in the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

Rest of the World. Revenue increased by $4,414,000, or 54%, from $8,197,000 in the three months ended September 30, 1999 to $12,611,000 in the three months ended September 30, 2000.

The Observatory and Lilianfels Hotels were acquired in the first quarter of 2000 and provided revenue of $4,049,000 in the three months ended September 30, 2000. The REVPAR on a comparable basis increased by 8% in local currencies in the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

Depreciation and Amortization

Depreciation and amortization increased by $217,000, or 6%, from $3,596,000 in the three months ended September 30, 1999 to $3,813,000 in the three months ended September 30, 2000.

Operating Expenses

Operating expenses increased by $3,469,000, or 12%, from $29,840,000 in the three months ended September 30, 1999 to $33,309,000 in the three months ended September 30, 2000. The increase was due to the new properties acquired in 2000 and the effects of inflation, partially offset by the translation of the operating costs of the European owned hotels whose operating costs are largely derived in euro denominated currencies. The weakening of the euro against the U.S. dollar favorably impacted the reported U.S. dollar operating costs of these hotels compared to the three months ended September 30, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,744,000, or 11%, from $15,714,000 in the three months ended September 30, 1999 to $17,458,000 in the three months ended September 30, 2000, which was due to the new properties acquired in 2000 and the effects of inflation, partly offset by the impact of the weakening of the euro and translation of euro denominated costs on our European hotels.

Earnings from Operations

Earnings from operations increased by $2,551,000, or 16%, from $16,199,000 in the three months ended September 30, 1999 to $18,750,000 in the three months ended September 30, 2000.

Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

Net finance costs increased by $1,798,000, or 38%, from $4,733,000 in the three months ended September 30, 1999 to $6,531,000 in the three months ended September 30, 2000, which is primarily attributable to the effect of increases in debt relating to capital expenditures and acquisitions financed in 2000 and increased interest rates.

Taxes on Income

The provision for income taxes reduced by $11,000, or 1%, from $1,584,000 in the three months ended September 30, 1999 to $1,573,000 in the three months ended September 30, 2000. The income tax charge in 2000 and 1999 related to subsidiaries operating in taxpaying jurisdictions, as no income taxes are levied in Bermuda where the Company is incorporated.

Net Earnings

Net earnings increased by $764,000, or 8%, from $9,882,000 in the three months ended September 30, 1999 to $10,646,000 in the three months ended September 30, 2000. Net earnings represents earnings from operations less net finance costs and provision for income taxes. Net earnings per share comparisons between 1999 and 2000 are not meaningful in view of the changes in OEHL's equity and debt structure made before the Company's initial public offering of class A common shares in August 2000.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

Revenue

Total revenue, including equity earnings in unconsolidated companies but excluding a sales gain, increased by $21,522,000, or 12%, from $184,655,000 in the nine months ended September 30, 1999 to $206,177,000 in the nine months ended September 30, 2000. Hotels and restaurants revenue increased by $18,016,000, or 11%, from $156,881,000 in the nine months ended September 30, 1999 to $174,897,000 in the nine months ended September 30, 2000 and tourist trains and cruises increased by $3,506,000, or 13%, from $27,774,000 for the nine months ended September 30,1999 to $31,280,000 for the nine months ended September 30, 2000. This increase included $2,356,000 due to the PeruRail joint venture that commenced in September 1999.

The revenue increase for hotels and restaurants was primarily due to an increase at our owned hotels of $17,201,000, or 13%, from $135,776,000 in the nine months ended September 30, 1999 to $152,977,000 in the nine months ended September 30, 2000. This increase is analyzed regionally as follows:

Europe. Revenue increased by $582,000, or 1%, from $64,987,000 in the nine months ended September 30, 1999 to $65,569,000 in the nine months ended September 30, 2000. The revenue of the European hotels is primarily derived in euro denominated currencies which have weakened by 15% against the U.S. dollar in the nine months ended September 30, 2000 and therefore adversely impacted the U.S. dollar reported revenue compared to 1999. There have been no acquisitions in 1999 or 2000 that are operating in our European region. The REVPAR on a comparable basis increased 12% in local currencies in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

North America. Revenue increased by $4,860,000, or 11%, from $43,887,000 in the nine months ended September 30, 1999 to $48,747,000 in the nine months ended September 30, 2000. The Inn at Perry Cabin and Keswick Hall hotels were acquired in the second quarter of 1999 and contributed $8,713,000 to revenue in the nine months to September 30, 2000 compared to $5,300,000 for the period from acquisition in 1999 to September 30, 1999. The REVPAR on a comparable basis increased 13% in U.S. dollars in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Rest of the World. Revenue increased by $11,759,000, or 44%, from $26,902,000 in the nine months ended September 30, 1999 to $38,661,000 in the nine months ended September 30, 2000. The Observatory and Lilianfels Hotels were acquired in the first quarter of 2000 and provided revenue of $7,823,000 from the date of their acquisition to September 30, 2000. The REVPAR on a comparable basis increased 17% in local currencies in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Depreciation and Amortization

Depreciation and amortization increased by $1,099,000, or 11%, from $10,135,000 in the nine months ended September 30, 1999 to $11,234,000 in the nine months ended September 30, 2000.

Operating Expenses

Operating expenses increased by $6,859,000, or 8%, from $85,662,000 in the nine months ended September 30, 1999 to $92,521,000 in the nine months ended September 30, 2000. The increase was primarily due to the new properties acquired in 2000 and the effects of inflation, partially offset by the translation of the operating costs of the European owned hotels whose operating costs are largely derived in euro denominated currencies. The weakening of the euro against the U.S. dollar favorably impacted the reported U.S. dollar operating costs of these hotels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5,661,000, or 12%, from $46,504,000 in the nine months ended September 30, 1999 to $52,165,000 in the nine months ended September 30, 2000, due to the new properties acquired in 2000 and the effects of inflation, partly offset by the favorable impact of the weakening of the euro and translation of euro denominated costs at our European hotels.

Earnings from Operations

Earnings from operations increased by $6,603,000, or 15%, from $43,654,000 in the nine months ended September 30, 1999 to $50,257,000 in the nine months ended September 30, 2000. Excluding a sale gain, earnings from operations before net finance costs increased by $7,903,000, or 19%, from $42,354,000 in the nine months ended September 30, 1999 to $50,257,000 in the nine months ended September 30, 2000. Earnings from operations represents total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

Net finance costs increased by $3,816,000, or 27%, from $14,294,000 in the nine months ended September 30, 1999 to $18,110,000 in the nine months ended September 30, 2000, which is primarily attributable to the effect of increases in debt relating to capital expenditures and acquisitions financed in 2000 and increased interest rates.

Taxes on Income

The provision for income taxes increased by $308,000, or 8%, from $3,728,000 in the nine months ended September 30, 1999 to $4,036,000 in the nine months ended September 30, 2000. The increase is entirely attributable to the income tax charge in 2000 and 1999 related to subsidiaries operating in taxpaying jurisdictions, as no income taxes are levied in Bermuda where the Company is incorporated.

Net Earnings

Net earnings before the cumulative effect of change in accounting principle increased by $2,479,000, or 10%, from $25,632,000 in the nine months ended September 30, 1999 to $28,111,000 in the nine months ended September 30, 2000. Excluding gains, net earnings before the cumulative effect of change in accounting principle increased by $3,779,000, or 16%, from $24,332,000 in 1999 to $28,111,000 in 2000. Net earnings represents earnings from operations less net finance costs and provision for income taxes. Net earnings per share comparisons between 1999 and 2000 are not meaningful in view of the changes in OEHL's equity and debt structure made before the Company's initial public offering of class A common shares in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

We had cash and cash equivalents of $45,081,000 at September 30, 2000, $33,938,000 more than the $11,143,000 at December 31, 1999. At September 30, 2000 and December 31, 1999, the undrawn amounts available to OEHL under its short-term lines of credit were $11,500,000 and $5,700,000, respectively. Our working capital balance, including the current portion of long-term debt, was a deficit of $25,887,000 at September 30, 2000, a decrease of $3,392,000 from a deficit of $22,495,000 at December 31, 1999. The overall decrease in our working capital was comprised of the following:

  an increase in current assets of $37,799,000, of which $33,938,000 was due to increased cash and $3,940,000 was due to increased accounts receivable;
  an increase in current liabilities of $9,107,000, of which $9,862,000 was due to increased accrued liabilities; and
  an increase in the current portion of long-term debt of $32,084,000.

Cash Flow

Operating Activities. Net cash provided by operating activities increased by $9,518,000 to $45,644,000 for the nine months ended September 30, 2000, from cash provided by operating activities of $36,126,000 for the nine months ended September 30, 1999. The increase is primarily attributable to an increase in net earnings of $3,578,000 after adjustment for certain non-cash items, including depreciation and amortization.

Investing Activities. Cash used in investing activities decreased by $6,110,000 to $74,196,000 for the nine months ended September 30, 2000, compared to $80,306,000 for the nine months ended September 30, 1999. The principal components of this decrease were a $18,846,000 decrease in capital expenditure during the period from $48,276,000 to $29,430,000, offset by $9,820,000 of increased expenditure on acquisitions and investments during the period from $34,946,000 to $44,766,000. The expenditure on acquisitions in the nine months ended September 30, 2000 was $40,000,000 on the purchase of the Observatory and Lilianfels Hotels in Australia.

Financing Activities. Cash provided from financing activities for the nine-month period ended September 30, 2000 was $63,203,000 as compared to cash provided by financing activities of $49,004,000 for the nine-month period ended September 30, 1999, an increase of $14,199,000. In the nine-month period ended September 30, 2000, OEHL had net proceeds from borrowings under long-term debt of $82,918,000 as compared to net proceeds of $51,479,000 for the nine-month period ended September 30, 1999. This resulted in a net increase of $31,439,000 in cash proceeds from borrowings under long-term debt. The net proceeds of long-term debt were used to fund the acquisition of businesses and capital expenditures during the period.

Capital Commitments. There were $5,000,000 of capital commitments outstanding as of September 30, 2000.

Indebtedness

At September 30, 2000, OEHL had $301,091,000 of long-term debt, including the current portion, secured by assets which is repayable over periods of two to fourteen years with a weighted average interest rate of 7.25%. This principal amount is after taking account of repayment in August 2000 of $57,500,000 of debt secured on the Windsor Court Hotel using part of the $87,000,000 of proceeds received by the Company from the initial public offering of its class A common shares earlier in August. In October 2000, debt of $29,300,000 secured on the '21' Club, Keswick Hall and Inn at Perry Cabin was repaid using the balance of the initial public offering proceeds and thus making those properties along with the Windsor Court available for refinance. We are in the process of refinancing these assets and expect to obtain proceeds in excess of the debt that was paid down. We can then utilize these funds for OEHL's expansion, capital expenditure, acquisitions or other corporate purposes.

Following the repayment of debt in October 2000, long-term debt including the current portion amounted to $271,791,000. Approximately 50% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.

Certain of this indebtedness is guaranteed by SCL and/or contains cross-default clauses to SCL indebtedness including its public debt. A default by SCL under its indebtedness could result in a default by OEHL on its long-term debt. See Note 10 to the financial statements regarding litigation involving SCL's public senior notes. SCL has assured us that it is in full compliance with all of its credit and financing agreements.

Liquidity

We plan to increase our capital expenditures over the next few years with the expansion of our hotel properties consistent with our growth strategy. Our planned expenditure on these expansion projects is $150,000,000 over the next three years. In addition, we aim to acquire more properties, which we would expect to finance with an appropriate level of debt secured on the properties, and the balance through our available cash resources. We plan to spend approximately $80,000,000 per year on acquisitions. At September 30, 2000, OEHL had capital commitments of $5,000,000 overall relating to a number of projects.

We expect to have available to us cash, including from operations and the proceeds from refinancing the unencumbered assets referred to above, and other sources of debt finance sufficient to fund our working capital requirements, capital expenditures, including acquisitions, and debt service for the foreseeable future. We are not dependent on the proceeds of the refinancing, however, to fund operations, including the repayment of debt, for the next twelve months or longer although without the proceeds from the refinancing we might not be able to increase our capital expenditures as planned.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OEHL is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed as part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on our consolidated earnings. OEHL does not hold market rate sensitive financial instruments for trading purposes.

The market risk relating to interest rates arises mainly from the financing activities of OEHL. Our earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEHL entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117,000,000 ($103,000,000 at September 30, 2000). If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of OEHL would have increased by approximately $2,200,000 based on borrowings at September 30, 2000, or $1,500,000 taking into account the $100,000,000 of debt with fixed interest.

The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, South African rand, Brazilian real and Australian dollar. Some non-U.S. subsidiaries of OEHL borrow in local currencies, and OEHL may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies. OEHL currently has no foreign currency financial instruments outstanding.

Seven of our owned hotels operate in currencies linked to the European euro, two operate in South African rand, two operate in Australian dollars, one operates in Botswanan pula, and one operates in Brazilian reis. The Venice Simplon-Orient-Express and British Pullman tourist trains operate primarily in British pounds sterling and currencies linked to the European euro. We face exposure arising from the impact of translating our global foreign currency earnings into U.S. dollars. As far as we can, we match our foreign currency earnings with our foreign currency costs which provides a natural hedge against currency movements. In addition, a significant proportion of the guests staying at our hotels located outside of the United States originate from the United States. When a foreign currency in which we operate devalues against the U.S. dollar, we have considerable flexibility to increase our prices in local currency. We believe that when these factors are combined, we do not face a material exposure to our earnings from currency movements. The gains or losses we have incurred from transactions denominated in foreign currencies have not been material.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1998, OEHL adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," and Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," all issued by the Financial Accounting Standards Board ("FASB"). Current and prior periods have been presented in accordance with these statements. Our only component of other comprehensive income is the foreign currency translation adjustment.

In 1999, OEHL adopted Statement of Position No. 98.5, "Reporting on the Costs of Start-Up Activities," of the American Institute of Certified Public Accountants. This required OEHL to write-

off $2,987,000, net of tax, in the first quarter of 1999 representing mainly deferred start-up costs of cruiseship operations which could no longer be carried forward under this statement. Other than the cumulative effect of this change, the impact of the adoption was not material to 1999 results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which we must adopt in the fourth quarter of 2000. We do not believe that adoption will have any impact on our financial statements.

See Note 1(d) to the financial statements regarding Statement of Financial Accounting Standards No. 133 of the FASB.

PART II

ITEM 1.    Legal Proceedings

As reported in Note 10 of the financial statements above, the Company has been named defendant in a lawsuit by holders of four series of publicly traded senior notes of Sea Containers Ltd. ("SCL"). Other than this noteholder litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 2.    Changes in Securities and Use of Proceeds

(d) Use of Proceeds. The following information required by Item 701(f) of Regulation S-K relates to the initial public offering of Class A common shares of the Company in August 2000:

(1) The effective date of the Company's registration statement on Form S-1 (Commission file number 333-12030) was August 9, 2000.

(2) The offering date was August 9, 2000.

(3) Not applicable.

(4)(i) The offering did not terminate before all the common shares were sold.

(4)(ii) The managing underwriters were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lazard Freres & Co. LLC, Salomon Smith Barney Inc., and Banc America Securities LLC.

(4)(iii) The securities registered were Class A common shares, par value $0.01 each, of the Company. The shares are not convertible securities.

(4)(iv) The Company registered 5,000,000 Class A common shares in a primary offering, and sold all of these at an aggregate offering price of $95,000,000. In addition, the Company registered 6,500,000 Class A common shares in a secondary offering by SCL, all of which were sold at an aggregate offering price of $123,500,000.

(4)(v) The Company and SCL shared equally the costs and expenses associated with the offering. The costs and expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered were as follows:

Underwriting discount	$6,175,000
Financial advisory fee	310,000
Commission registration fee	35,000
NASD filing fee	13,500
Stock exchange listing fees	53,700
Printing and engraving	340,000
Blue sky fees and expenses (including legal fees)	2,500
Legal fees and expenses	525,000
Accountants' fees and expenses	500,000
Travel, roadshow and other expenses	329,300

Total	$8,284,000

None of these payments were made directly or indirectly to directors or officers of the Company or their associates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

(4)(vi) The net offering proceeds to the Company after deducting the total expenses described in paragraph (4)(v) above were $86,716,000.

(4)(vii) The net offering proceeds to the Company were used on August 17, 2000 to repay $57,546,000 of bank mortgage indebtedness secured by the Windsor Court Hotel and on October 2, 2000 to repay $29,270,000 of bank mortgage indebtedness secured by '21' Club, Inn at Perry Cabin and Keswick Hall. Pending these repayments, the net offering proceeds were invested temporarily in interest-bearing deposit accounts. None of these payments were made directly or indirectly to directors or officers of the Company or their associates, or to persons owning ten percent or more of any class of equity securities of the Company, or to affiliates of the Company.

(4)(viii) This use of proceeds did not represent a material change in the use of proceeds described in the offering prospectuses.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 -	Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

3.2 -	Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

(b) Reports on Form 8-K. No report on Form 8-K was filed by the Company during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

By: /s/ J.G. Struthers

James G. Struthers Vice President — Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: November 13, 2000