Form 10-K
period 2000-12-31
ORIENT EXPRESS HOTELS LTD
filed 2001-03-30
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0223493 (I.R.S. Employer Identification No.)

41 Cedar Avenue, P.O. Box HM 1179
Hamilton HM EX, Bermuda
(Address of principal executive offices)

(441) 295-2244
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Common Shares, $0.01 par value each	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See Preliminary Notes on page 1.)

    As of March 15, 2001, 28,440,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding (including 18,044,478 Class B shares accounted for as owned by subsidiaries of Orient-Express Hotels Ltd. (see Note 9(e) to the Financial Statements (Item 8)) and 16,940,601 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.). The aggregate market value of the Class A common shares held by non-affiliates was approximately $230,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

    Preliminary Notes:  Orient-Express Hotels Ltd. is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this annual report pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, Orient-Express Hotels Ltd. elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K.

    Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of Orient-Express Hotels Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers and directors are exempt from Section 16 of the 1934 Act.

    Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 3—Legal Proceedings, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below.

PART I

ITEM 1.    Business

    Orient-Express Hotels Ltd. (the "Company" and, together with its subsidiaries, "OEH") is a hotel and leisure group focused on the luxury end of the leisure market. It currently owns and/or operates 27 highly individual deluxe hotels worldwide reported as 23 business units, six tourist trains, a river cruiseship and three restaurants. OEH acquires only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveler. The locations of OEH's various properties are shown in the map above.

    Hotels and restaurants represent the largest segment of OEH's business, contributing 85% of revenue in 2000. Tourist trains and cruises accounted for the remaining 15%. OEH's worldwide portfolio of hotels currently consists of 2,726 individual guest rooms and multiple-room suites, each known as a key. Those in 2000 achieved an average daily room rate, or ADR, of $271. A majority of OEH's customers are leisure travelers, with approximately 55% of guests in 2000 originating from the United States, 17% from Europe and the remaining 28% from elsewhere in the world.

    At the present time, OEH is a majority-owned subsidiary of Sea Containers Ltd. See "OEH's Relationship with Sea Containers Ltd." below.

Owned Hotels—Europe

  Italy

    The Hotel Cipriani and Palazzo Vendramin—102 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island opposite the Piazza San Marco. Most of their rooms have views over the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court and a private boat service to the Piazza San Marco. OEH has added rooms to these properties over the years often by combining smaller rooms into suites. In 1998, the Palazzetto annex to the Palazzo Vendramin was created from staff accommodation, which added five keys and a new restaurant overlooking the Piazza San Marco. OEH acquired in 2000 a building adjacent to the Palazzetto, which will provide banquet rooms for larger meetings and free up space in the main hotel for eight extra keys.

    The Hotel Splendido and Splendido Mare—85 keys—overlook Portofino harbor on the Italian Riviera. Set on four acres, this resort was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court. OEH has a long-term lease to operate the Splendido Mare until 2015, with an option to purchase at a fixed price in 2001.

    The Villa San Michele—40 keys—is located in Fiesole, a few minutes drive from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over the historic center of Florence and the Arno River Valley. OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool. A shuttle bus service is provided to the center of Florence. The property occupies ten acres and OEH plans to expand the hotel.

    These Italian properties are seasonal and close for varying periods during the winter.

    In 1999, OEH acquired the Hotel Caruso in Ravello on three hill-top acres overlooking the Amalfi coast near Naples, and has submitted plans to refurbish and restore the property, parts of which date back to the 11th century. OEH has received a business grant from the European Union to help with the re-development of the property, and expects to re-open the hotel late in 2002.

  Portugal

    Reid's Palace Hotel—162 keys—acquired in 1996 and substantially refurbished since then, is the most famous hotel on the island of Madeira. This resort is situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has four restaurants and spacious conference facilities. Leisure and sports amenities include two swimming pools, a third tide-filled pool, tennis courts, ocean water sports and access to two championship golf courses. It is particularly well known in the United Kingdom and German markets and has year round appeal as it serves both for winter escapes to the sun as well as regular summer holidays.

    Having managed the property for many years, in 1998 OEH acquired the Hotel Quinta do Lago—141 keys—near Faro in the Algarve region, an area well known as a premier European golf destination. The hotel is also popular for more traditional summer holidays as it is set alongside the beach with views over the Rio Formosa National Park and the Atlantic Ocean. Opened in 1988, the hotel occupies eight acres and features ocean views, two restaurants, a health club, indoor and outdoor swimming pools, tennis courts and extensive gardens as well as access to ocean beaches and nearby championship golf courses. OEH is refurbishing the rooms and public areas and has applied for permits to add a 21-key extension to the property.

    Also in 1998, OEH acquired the Lapa Palace Hotel—94 keys—in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The main part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family. It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking. The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres. In mid-2001, 15 extra keys will be completed. OEH owns an adjoining parcel of land which is suitable for further development once it obtains planning permission.

  France

    Hôtel de la Cité—61 keys—is located in Carcassonne, about an hour's drive from Toulouse. This beautiful walled medieval city attracts three million visitors per year. The hotel is situated on the square of Basilica Saint-Nazaire, the town's main architectural attraction, and incorporates one of the 50 watch towers in Carcassonne's ancient fortifications. Opened in 1909, it features two restaurants, gardens with a swimming pool and a conference center, occupying two acres altogether. In the past two years, OEH has undertaken extensive refurbishment work to upgrade the property and reposition it in the higher end of the hotel market.

Owned Hotels—North America, including the Caribbean

    The Windsor Court—324 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront. In 1999, Harrah's opened the only land-based casino in Louisiana across the street from the hotel, which is benefiting the Windsor Court. Each room has panoramic views over the river or the city. Facilities include three restaurants and lounges, a rooftop ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club. The hotel's interior décor features a collection of historic European art and antique furniture. In late 2000, a new luxury hotel opened nearby which may increase competition.

    In 1996, OEH acquired La Samanna—83 keys—located on the island of St. Martin in the French West Indies. Built in 1973, the hotel has two restaurants and comprises 16 buildings on ten acres of land along a 4,000-foot beach. Amenities include a freshwater swimming pool, tennis courts, fitness and conference centers, boating and ocean water sports. The hotel owns an adjacent 45 acres of land available for future development. The hotel is open most of the year, seasonally closing during the autumn months. The hotel was hit by Hurricane Lenny in October 1999 and was unable to reopen until February 2000, missing much of the high season. The property is insured for damage and business interruption.

    In May 1999, OEH acquired Keswick Hall—48 keys—and the Inn at Perry Cabin—41 keys. Keswick Hall, a private home dating from 1912, is located in the rolling countryside of central Virginia, near Charlottesville and Monticello. The hotel is popular for weekend breaks and business meetings because of the surrounding area and the adjacent Arnold Palmer golf course which OEH operates under lease with an option to purchase. In the same transaction, OEH acquired the Inn at Perry Cabin, which was built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 shoreside acres that include a health club, an indoor swimming pool and boating and fishing on the Bay, it is an attractive vacation spot, particularly for the Washington, D.C. market. Both properties have extensive grounds which should allow for expansion.

    During the first quarter of 1999, OEH sold at a $1,300,000 gain the Windermere Island Club in the Bahamas, which its predecessor company had acquired in 1983. The property had been closed for several years pending sale.

Owned Hotels—Rest of the World

  South America

    Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, the Copacabana Palace Hotel—223 keys —is one of the most famous in South America and features two gourmet restaurants, several spacious function and meeting rooms including a 500-seat theater, a large swimming pool and a roof-top tennis court. A major refurbishment program was completed in 1997 and future expansion is planned. In late 2000, a new luxury hotel opened nearby which may increase competition.

    In January 2001, OEH acquired for approximately $17,000,000 the Miraflores Park Plaza—81 keys—in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city. The hotel has a large ballroom, outdoor pool, and health and beauty facilities. OEH's 50/50 hotel joint venture in Peru, described under "Hotel Management Interests" below, has an option to buy this property at cost, in which case OEH would manage the hotel under a long-term contract.

  Africa

    The Mount Nelson Hotel—226 keys—in Cape Town is an historic property opened in 1899 with beautiful gardens and pools and has long enjoyed a reputation as one of the foremost hotels on the African continent. It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has a ballroom, two swimming pools, tennis courts and a fitness center, all situated on ten acres of grounds and gardens.

    OEH opened the Westcliff Hotel—118 keys—in Johannesburg in March 1998. It is the only garden hotel in the city, perched on six hillside acres with views over the zoo and park. Its resort amenities include two swimming pools, a tennis court and health club, and the hotel attracts business guests because of its proximity to the city center. Part of the site is available for future development.

    In 1999, OEH substantially completed the refurbishment of Gametrackers—39 keys total—comprising three separate safari lodges in Botswana. Established in 1971, OEH leases the sites in the Okavango River delta and nearby game reserves, where some of the best wildlife in Africa can be observed from open safari vehicles or boats. Each camp has 12 to 15 twin-bedded deluxe tents, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

  Australia

    In March 2000, OEH acquired the Observatory Hotel—96 keys—in Sydney, and Lilianfels Hotel—86 keys—in the Blue Mountains National Park west of Sydney. OEH managed the Observatory Hotel for many years and the contract had provisions which helped it acquire the property at an attractive price. Within walking distance of the central business district, this hotel opened in 1993 and has two restaurants, extensive meeting and banquet rooms, a health club with indoor swimming pool, a tennis court and a large parking garage on a site of about one acre.

    The Lilianfels Hotel is named after the original estate house, dating from 1890, which has been refurbished as the hotel's gourmet restaurant. The main hotel, built in 1992, has a second restaurant. The resort's four acres of grounds encompass an indoor swimming pool, health club and spa, outdoor tennis courts and extensive gardens with views over the Blue Mountains.

  French Polynesia

    In January 2001, OEH contracted to acquire in April 2001 for $19,600,000 the Bora Bora Lagoon Resort—80 keys—which opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site. Guests dine in two restaurants and enjoy extensive water sports and tennis. OEH previously managed the resort under contract. In 1999, when the owner was considering a sale, OEH agreed to sell back to the owner its contractual right to an early termination fee, which generated a $2,500,000 gain that year.

Hotel Management Interests

    The Charleston Place—442 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists, groups and business meetings. Originally opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with swimming pool and tennis court, and 27 retail shops leased to third parties. The hotel also owns the adjacent historic Riviera Theater recently remodelled as an additional conference facility and five retail shops. OEH has a 19.9% ownership interest in the hotel, manages the property under a long-term contract, and receives interest on partnership loans which it assumed in the original transaction.

    OEH recently commenced operations in Peru, one of the most interesting and promising tourist locations in South America. In March 1999, OEH formed a 50/50 joint venture with local Peruvian investors. Under exclusive management of OEH, this joint venture operates the following two hotels under 20-year renewable leases which commenced in 1995.

    The Monasterio Hotel—122 keys—is located in the ancient Inca capital of Cusco, the most important tourist destination in Peru. OEH plans to upgrade and expand the property substantially and in that connection has a long-term lease on the adjoining Nazarenas convent, a total site of about three acres. The hotel was originally built as a Spanish monastery in the 16th century and was converted to hotel use in 1995. The deluxe guest rooms and suites and two restaurants are arranged around open-air cloisters.

    The Machu Picchu Sanctuary Lodge—32 keys—is the only hotel in the vicinity of the famous mountaintop Inca ruins. During 2000, OEH refurbished the rooms. The joint venture also has a lease on a seven acre site by the river at the foot of the ruins, close to the town where tourists arrive by train, which OEH plans to develop as a larger hotel, but this is unlikely to be open for several years given the time required for permits, design and construction.

Restaurants

    OEH owns '21' Club, the famous landmark restaurant in New York. Originally a speakeasy in the 1920s, this restaurant is open to the public, occupies three brownstone buildings in midtown Manhattan and features gourmet American cuisine. It serves á la carte meals in the bar restaurant and also has a number of banqueting rooms used for functions. It was during Prohibition that '21's famous secret wine cellar was built—its two-ton door operated by placing an 18-inch wire into a tiny hole in a certain brick.

    OEH also has a 49% interest in Harry's Bar, a private dining club in the Mayfair area of London. The majority partner manages the restaurant with assistance from OEH's Italian hotels. Its menu features gourmet Italian cuisine. OEH has a right of first refusal to acquire the remaining interest in this property under certain conditions.

    OEH has bought the contents and name of the renowned La Cabaña steak house in Buenos Aires. In late 2000, OEH acquired a suitable site to re-establish the restaurant in 2002 after planned refurbishment.

Tourist Trains and Cruises

    OEH's principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England. OEH owns 30 railway cars originally used on the historic "Orient-Express" and other famous European trains. All have been refurbished in original 1920s/1930s décor and meet modern safety standards. The services offered are a continuation of, and are marketed as, the Orient- Express trains of pre-World War II years. One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers. The other on the continent is made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers. They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. Passengers travel across the English Channel by ferry. Occasional trips are also made from time to time to Rome, Prague and Istanbul and other European destinations.

    The British Pullman cars operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels. Both the British and Continental trains are available for private charter.

    In June 2000, OEH launched a new tourist train, Northern Belle, offering day trips and charter service in the north of Britain. It builds on the success of OEH's British Pullman business, which focuses on the south of England around London. The train comprises a locomotive and six dining cars elegantly decorated to be reminiscent of old British "Belle" trains of the 1930s, and can carry up to 250 passengers. Full course gourmet meals are served on board and passengers stay in local hotels on overnight itineraries.

    In September 1999, PeruRail was formed as a 50/50 joint venture with Peruvian partners to operate a large part of the state-owned Peruvian railways under a 30-year franchise agreement with a possible extension for a further 30 years. In return for the franchise, the joint venture pays the Peruvian government a fee related to traffic levels which can be offset for ten years either fully or partially against investment in track improvements. Most of the profits are generated by the 70-mile Cusco-Machu Picchu line serving tourists visiting the Inca ruins. This is the principal access to the famous Inca ruins because there is no convenient road. A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic at present. The Cusco-Machu Picchu line connects two of OEH's Peruvian hotels allowing creation of inclusive packages.

    OEH's other luxury trains are the Eastern & Oriental Express in Southeast Asia, and the Great South Pacific Express in eastern Australia. Both are operated under exclusive management contracts with OEH having a 25% shareholding in the Eastern & Oriental Express owning company and a 10% shareholding in the Great South Pacific Express operating company.

    The Eastern & Oriental Express makes one round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey lasts about 48 hours each way and includes two nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai in northern Thailand. Originally built in 1970, the 24 Eastern & Oriental Express cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms. The train is made up of sleeping cars with three types of berths, three restaurant cars, a bar car and an open air observation car and can carry 125 passengers. Like the Venice Simplon-Orient-Express, the Eastern & Oriental Express is available for charter by private groups.

    The Great South Pacific Express which commenced operations in May 1999 comprises 21 sleeping, restaurant, bar and observation cars decorated in a late 19th century style with capacity for 100 passengers. Like the Eastern & Oriental Express tourist train, the Great South Pacific Express train is fully air-conditioned and the three types of passenger compartments are well appointed with private bathrooms. Regularly scheduled one or two night itineraries originating out of Brisbane operate north to Cairns in Queensland and south to Sydney in New South Wales. The northern route includes stopovers for passengers to visit the Great Barrier Reef and the Kurunda rainforest. The southern route includes stopovers in the Hunter Valley wine region and the Blue Mountains in New South Wales and a visit to Canberra, Australia's capital city.

    OEH operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road to Mandalay. The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished. It features 66 air-conditioned cabins with private bathrooms, spacious restaurants and lounge areas and a canopied sun deck with swimming pool. The ship travels between Mandalay and Pagan up to eight times each month and carries 126 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest. Five to eight night itineraries are offered including airfare to and from the ship and hotel accommodation in Rangoon. OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border. The ship does not operate in midsummer due to the heat and occasionally when the water level of the Irrawaddy River falls below normal levels due to lack of rainfall.

Management Strategies

    OEH is benefiting from trends and developments favorably impacting the world hotel, travel and leisure market, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. In this environment, OEH plans to grow its business by increasing prices and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties and increasing the utilization of its tourist trains and cruiseship to add trips, and by acquiring additional distinctive luxury properties throughout the world.

    OEH plans to continue both owning and operating most of its properties. Ownership encourages OEH to develop the distinctive character of its properties and allows it to benefit from all of the current cash flow and future capital gains should it sell a property. Self-management has enabled OEH to capture the economic benefits otherwise retained by a third-party operator, to control the operations of the hotels, and to use its experience with rate changes, expansions and renovations to improve cash flow and enhance asset values.

    Many of OEH's individual properties, such as the Hotel Cipriani and '21' Club, have distinctive local brand identities. OEH links these together under its umbrella "Orient-Express Hotels" name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

Marketing, Sales and Public Relations

    OEH's sales and marketing function is based upon global and local direct sales, cross-selling to existing customers and public relations. OEH has a global sales force of over 150 persons in 24 locations. Hotel marketing efforts are coordinated through OEH's regional sales offices mainly in New York, London and Frankfurt while the tourist trains and cruiseship are marketed through sales and reservations offices in New York, London, Paris, Cologne, Tokyo, Singapore, Brisbane and Cusco. OEH also has local sales representatives at many of the hotels. The responsibilities of OEH's sales staff include promoting special events, working with group and corporate account representatives and planning direct mail efforts.

    Because repeat customers appreciate the consistent quality of OEH's hotels, trains and restaurants, a key aspect of its strategy is to promote other OEH properties through various cross-selling efforts. These include direct mail to existing customers, in-house brochures and promotions, discounts on travel by frequent guests, and OEH's in-house "Orient-Express Magazine".

    Another key aspect of OEH's marketing strategy is to focus on public relations, which it believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of the properties, guests are more likely to hear about OEH's hotels and tours through word-of-mouth or magazine or newspaper articles rather than direct advertising. OEH has two in-house public relations offices in London and New York and contracts with third-party public relations firms in 11 countries worldwide to promote its properties through travel magazines and various local, national and international newspaper travel sections. OEH also belongs to a number of international organizations to promote its properties in conjunction with other non-branded, luxury operators through such groups as "The Leading Hotels of the World" and "Preferred Hotels and Resorts Worldwide".

Internet Initiatives

    OEH believes that there is significant potential for the internet to enhance distribution and reduce sales and marketing expenses. Through its internet website (www.orient-express.com), OEH offers enhanced direct booking services. The new internet technology also helps lower transaction costs on reservations by saving travel agent commissions and tour operator discounts. OEH is also developing an Orient-Express Hotels Club site to offer discounted rates to frequent guests, and perhaps the frequent guests of other travel companies whose products are comparable to OEH but who do not compete directly. This will allow OEH to reward its frequent guests, sell excess room capacity and establish a growing on-line community.

Industry Awards

    OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market. Over the years, OEH's properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller (UK), Conde Nast Traveler (USA), Tatler and private subscription newsletters such as Andrew Harper's Hideaway Report, or industry bodies such as the American Automobile Association. They are based on opinion polls of their readers or the professional opinion of journalists or panels of experts. The awards are considered to influence consumer choice and are therefore highly prized.

Competition

    OEH competes for hotel and restaurant acquisition opportunities with others who have substantially greater financial resources. This competition may have the effect of increasing OEH's acquisition costs by reducing the number of suitable investment opportunities offered and increasing the bargaining power of property owners seeking to sell or to enter into management agreements.

    Competition in the hospitality industry is based generally on the convenience of location, the quality of the property, room rates, menu prices, range and quality of food services and amenities offered, types of cuisine, and name recognition. Demographic, geographic or other changes in one or more of OEH's markets could impact the convenience or desirability of the sites of OEH's hotels and restaurants, and so could adversely affect their operations. Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which OEH's hotels and restaurants compete.

    OEH's strategy is to acquire only hotels which have special locations and distinctive character. Many are in areas with unique local history or high entry barriers because of zoning restrictions. OEH builds further its competitive advantage by offering high quality service and cuisine, often with a local flavor. Typically, therefore, OEH competes by providing a special combination of location, character, cuisine and service rather than relying on price competition.

    OEH's luxury trains have no direct competitors. Other trains exist on similar routes, but OEH believes that its carriages and service are so unique that guests consider OEH's trains more as a luxury experience and an end in themselves rather than as a means of transport.

Employees

    OEH currently employs about 4,600 persons, about 2,000 of whom are represented by labor unions. Approximately 3,400 persons are employed in the hotels and restaurants, 1,100 are employed in the trains and cruises business, and the balance are engaged in central administration and sales.

    OEH believes that its ongoing labor relations are good but these could deteriorate due to disputes over wage or benefit levels, working conditions or OEH's response to changes in government regulation of workers and the workplace. OEH's operations rely heavily on employees providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees could adversely affect OEH's ability to provide those services.

Government Regulation

    OEH and its properties are subject to numerous laws and government regulations such as those relating to food and beverage preparation and sale, liquor service, health and safety of premises, employee relations, the environment and handling of hazardous substances. OEH believes that it is in compliance in all material respects with relevant laws and regulations with respect to its business.

    The expansion of existing properties may be dependent upon obtaining necessary building permits or zoning variances from local authorities. The failure to obtain these could adversely affect OEH's strategy of increasing revenues and net income through expansion of existing properties.

Certain Trading Factors

    OEH's business prospects, financial condition, results of operations or cash flow could be adversely affected by the following trading factors as well as others described in this report.

    OEH's operations are subject to factors generally encountered in the hospitality industry, such as cyclical downturns arising from changes in general and local economic conditions, changes in popular travel patterns, periodic local oversupply of guest accommodation which may adversely affect occupancy rates and actual room rates achieved, regional and local economic and political conditions affecting market demand, including recessions, civil disorder and terrorism, and seasonality in that many of OEH's hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months. The effect of these factors varies among the hotels and other properties because of their geographic diversity.

    Local extreme weather conditions such as storms and hurricanes or destructive forces like fire or flooding may disrupt individual OEH properties. OEH carries property and loss of earnings insurance in amounts management deems adequate, but damages may exceed the insurance limits or be outside the scope of coverage.

    OEH intends to increase revenues and net income through acquisitions of new properties and expansion of existing properties. Pursuit of these opportunities depends on OEH's ability to identify suitable properties, to negotiate purchases or construction on satisfactory terms, to obtain the necessary financing and governmental permits and to integrate new properties into OEH's operations. Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those currently encountered in existing locations. OEH may develop new properties in the future which are subject to such adverse factors as market or site deterioration after acquisition, inclement weather, labor or materials shortages, work stoppages and the continued availability of construction and permanent financing.

    The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade existing properties, are capital intensive. The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions and expansions depends on prevailing market conditions and the acceptability of financing terms offered to OEH. There can be no assurance that future borrowings or equity financing will be available, or available on acceptable terms, in an amount sufficient to fund OEH's needs.

    Currency fluctuations may materially affect OEH's financial statements and operating margins because of the geographic diversity of its operations linked to foreign currencies. OEH financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency of OEH's costs and liabilities fluctuates in relation to the currency of its revenue and assets, which fluctuation may adversely affect operating margins. With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is a reporting consideration and does not affect the underlying results of operations, as transaction risk does. OEH tries to match foreign currency revenues and costs and assets and liabilities to provide a natural hedge against translation risks although this is not a perfect hedge.

    OEH may incur a significant amount of debt from time to time which could require OEH to dedicate much of its cash flow from operations to payments on indebtedness, thus reducing the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes, limiting OEH's ability to obtain additional financing, increasing OEH's vulnerability to adverse economic and industry conditions and the seasonality of some OEH properties, or limiting OEH's flexibility in planning for, or reacting to, changes in its business. Also, since most of OEH's long-term debt accrues interest at rates that fluctuate with prevailing interest rates, any increases in prevailing interest rates may increase interest payment obligations. From time to time OEH enters into hedging transactions in order to manage its floating interest rate exposure. At December 31, 2000, OEH had swapped $109,000,000 of floating rate euro debt for fixed rate euro debt. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk below.

OEH's Relationship with Sea Containers Ltd.

    Sea Containers Ltd. ("SCL"), a Bermuda company with shares listed on the New York Stock Exchange, engages in three main businesses, namely (i) service-oriented ferry and rail transport operations primarily in and around Britain and Scandinavia, (ii) marine cargo container leasing primarily through its GE SeaCo joint venture with General Electric Capital Corporation and (iii) hotel and leisure operations through OEH. Until the initial public offering of the Company's Class A shares in August 2000, it was a wholly-owned subsidiary of SCL. SCL currently owns about 60% of the Company's Class A shares and all of the Company's Class B shares including those Class B shares accounted for as owned by four OEH subsidiaries. These shares in total represent about 95% of the combined voting power of the two classes for most matters submitted to a vote of Company shareholders.

    OEH has entered into agreements with SCL providing for the separation of their business operations, for various ongoing relationships between the companies such as shared services and offices, tax matters, noncompetition and indemnity, and relating to the shares of the Company and SCL owned by their respective subsidiaries. See Item 13—Certain Relationships and Related Transactions.

    SCL intends to distribute to its shareholders the Class A and B common shares of the Company that SCL owns if it completes a planned public sale of 5,000,000 existing Class A shares of the Company (subject to stock market conditions), receives all necessary consents and approvals from its board of directors, shareholders, lenders and others and obtains a favorable tax opinion that the distribution would be tax-free to U.S. shareholders of SCL. SCL is not obligated to make this spinoff distribution which may not occur soon or at all. A claim by alleged noteholders under the senior public debt indentures of SCL that the distribution is a default under those indentures could delay or even prevent the distribution from occurring. See Item 3—Legal Proceedings below and Note 11(b) to the Financial Statement (Item 8 below). Also, SCL may elect to sell additional shares of the Company.

    Before OEH's separation from SCL, OEH will be controlled by SCL as long as it continues to own a substantial number of the Company's Class B common shares. As a result, until SCL distributes or otherwise disposes of these shares, SCL will continue to be able to elect the Company's entire board of directors and, through it, to control any determination with respect to OEH's business direction and policies, including the appointment and removal of officers, participation in business combinations, acquisition or disposition of assets, changes to the agreements providing for OEH's separation from SCL, and payment of dividends on the Company's common shares.

    SCL is the borrower under financing agreements which contain covenants limiting the actions which SCL may take, or permit a material subsidiary such as the Company to take. The Company will continue to be a material subsidiary for purposes of these covenants so long as it remains majority-owned or controlled by SCL. These covenants include limitations on dividends, indebtedness, liens, asset sales, affiliate transactions and the ability of subsidiaries, such as the Company, to impose restrictions on their payment of dividends or loans to SCL. SCL's financing agreements also impose financial covenants measured on a consolidated basis with SCL's subsidiaries, including OEH. SCL's decisions with respect to OEH may be affected by its having to remain in compliance with these covenants and other requirements. This may adversely affect OEH's financial and operational flexibility.

    A default under SCL's loan agreements or public debt indentures could result in a default under some OEH loan agreements which contain cross-default provisions to debt of SCL or are guaranteed by SCL. Any default under loan agreements of OEH triggered by a default under SCL's debt instruments could also result in cross-defaults to other loan agreements of OEH. OEH is seeking to amend these loan agreements to remove these cross-default provisions and any SCL guarantees but there can be no assurance that it will be able to do so.

ITEM 2.    Properties

    OEH owns 23 hotels, three European tourist trains, a cruiseship and two restaurants as described in Item 1—Business above. The small regional sales and marketing offices of the hotels, tourist trains and cruiseship are occupied under lease.

ITEM 3.    Legal Proceedings

    As previously reported and as described in Note 11(b) to the Financial Statements (Item 8 below), the Company has been named defendant in a lawsuit by institutional investors alleging to be holders of four series of publicly traded senior notes of SCL and claiming certain defaults under the indentures governing those notes. Other than this noteholder litigation, OEH is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

    The Company submitted no matter during the fourth quarter of 2000 to a vote of its security holders.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

    The Class A common shares of the Company are traded on the New York Stock Exchange. The following table presents the quarterly high and low sales prices of the common shares since the Company's initial public offering on August 10, 2000 as reported for New York Stock Exchange composite transactions:

	2000
	High	Low
Class A Common Shares
Third quarter (from August 10, 2000)	$26.25	$19.00
Fourth quarter	22.25	16.63

    The Company has paid no cash dividends on its Class A common shares since its initial public offering, the Board of Directors having determined to retain profits to fund future growth and development of OEH.

    The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A common shares of the Company or which subject United States holders to taxes.

    At March 15, 2001, the number of record holders of the Class A common shares of the Company was approximately 20.

ITEM 6.    Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands except per share amounts)
Revenue	$276,395	$249,082	$230,883	$198,716	$169,534

Gain on sale of assets and other	$—	$3,800	$—	$5,000	$—

Net earnings on Class A and Class B common shares before cumulative effect of change in accounting principle	$39,965	$37,995	$26,696	$28,025	$16,510

Net earnings per Class A and Class B common share before cumulative effect of change in accounting principle:
Basic and diluted	$1.43	$1.47	$1.03	$1.08	$0.64

Total assets	$725,876	$661,866	$602,487	$495,963	$472,154

Long-term obligations	$276,773	$309,940	$279,131	$206,053	$187,427

Shareholders' equity	$378,717	$292,313	$266,018	$249,228	$243,378

    See notes to consolidated financial statements (Item 8).

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    OEH has two business segments: (1) hotels and restaurants and (2) tourist trains and cruises. Hotels currently consist of 27 deluxe hotels reported as 23 business units, including the Miraflores Park Plaza acquired in January 2001. Twenty-three of these are wholly or majority owned and are referred to in this report as "owned hotels". The other four hotels—in three of which OEH has an equity interest and operates under management contracts, and one of which (Bora Bora Lagoon Resort to be acquired in 2001) OEH operates under a management contract—are referred to in this report as "hotel management interests". In 2000, revenue from hotel management interests was $11.4 million, or 4% of total revenue, which consisted of $5.9 million from investments accounted for using the equity method, and $5.5 million from management fees. Of the owned hotels, ten are located in Europe, four in North America and nine in the rest of the world. One of the hotels in Europe—the Hotel Caruso in Ravello—is not currently operational as it is undergoing restoration and refurbishment. Also, OEH owns and operates the restaurant '21' Club in New York, has a 49% interest in Harry's Bar in London, and owns La Cabaña restaurant in Buenos Aires which is currently closed for restoration and refurbishment (the "restaurants"). OEH's tourist trains and cruises segment operates six tourist trains—three of which are owned and operated and three in which OEH has an equity interest and management contracts—and a river cruiseship.

    Revenue per available room, or REVPAR, is a key performance indicator used widely within the hotel industry as it is a function of the average daily rate, or ADR, achieved for the rooms sold and average occupancy, being the rooms sold as a proportion of the rooms available to be sold. ADR on its own gives no indication of the relative occupancy of the hotel and could be shown as increasing while the number of rooms sold had fallen resulting in a reduction in rooms revenue over a prior period. OEH has been pursuing a growth strategy based on internal growth driven principally by increases in REVPAR, growth from expansion of existing properties and growth from acquisitions. As a result of this strategy, from 1996 through 2000, OEH's U.S. dollar revenues grew at a compound annual growth rate, or CAGR, of 13%. Over the same period, earnings before interest, tax, depreciation and amortization, or EBITDA, excluding gains on sales of assets, grew at a CAGR of 22% and the EBITDA margin (EBITDA over revenue) has improved from 22.5% to 30.4%. This favorable improvement in EBITDA margin has largely been achieved through revenues increasing at a faster rate than costs as the hotels have a largely fixed cost base. Net earnings, excluding gains on sales of assets, grew at a compound annual growth rate of 25% over the period.

    In 2000, 85% of OEH's revenues were derived from the hotels and restaurants segment and the remainder from the tourist trains and cruises segment. In the hotels and restaurants segment, 86% of revenues was from owned hotels, 9% was from restaurants and 5% was from hotel management interests.

    OEH derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages. The main factors for analyzing rooms revenue are the number of room nights sold and the average daily room rate, or ADR and REVPAR referred to above which is a measure of both these factors.

    Revenue from restaurants is derived from food and beverages sold to customers. Revenue from hotel management interests includes fees received under management contracts, which are based upon a combination of a percentage of the revenue from operations and operating earnings calculated before specified fixed charges. It also includes OEH's share of the earnings of unconsolidated companies.

    The revenue from the tourist trains and cruises segment primarily comprises tickets sold for travel and food and beverage sales.

    Operating costs include labor, repairs and maintenance, energy and the costs of food and beverages sold to customers in respect of owned hotel operations, restaurants and tourist trains and cruises.

    Selling, general and administrative expenses include travel agents' commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management. Some of the central general and administrative expenses are provided under agreement with SCL. See Note 13 to the Financial Statements (Item 8 below).

    Depreciation and amortization includes depreciation of owned hotels and restaurants and tourist trains and cruises.

    When OEH looks at results for a period on a "comparable" basis, OEH is considering only the results of hotels owned throughout the period.

Results of Operations

    OEH's operating results for years 2000, 1999 and 1998, expressed as a percentage of total revenue, were as follows:

	Year ended December 31,
	2000	1999	1998
Revenue:
Hotels and restaurants	83%	80%	80%
Tourist trains and cruises	14	15	18
Earnings from unconsolidated companies	3	3	2
Gains on sale of assets and other	—	2	—

	100	100	100
Expenses:
Depreciation and amortization	5	5	6
Operating	45	44	45
Selling, general and administrative	25	26	28
Net finance costs	8	8	7

Earnings before income taxes	17	17	14
Provision of income taxes	2	2	2

Earnings before cumulative effect of change in accounting principle	15	15	12
Cumulative effect of change in accounting principle	—	(1)	—

Earnings as a percentage of total revenue	15%	14%	12%

    The revenues and earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the years 2000, 1999 and 1998 are analyzed as follows:

	Year ended December 31,
	2000	1999	1998
	(Dollars in millions)
Revenue:
Owned Hotels:
Europe	$79.1	$80.0	$70.4
North America	67.2	59.1	47.9
Rest of the World	55.1	38.6	43.0
Hotel management interests	11.4	11.1	9.6
Restaurants	20.9	20.1	19.0
Tourist trains and cruises	42.7	40.2	41.0

Total	$276.4	$249.1	$230.9

EBITDA:
Owned Hotels:
Europe	$27.2	$27.4	$22.6
North America	20.2	17.4	13.9
Rest of the world	18.6	12.7	12.3
Hotel management interests	11.4	11.1	9.6
Restaurants	6.0	5.9	5.4
Tourist trains and cruises	10.1	6.0	6.4
Gains	—	3.8	—
Central overheads	(9.4)	(8.9)	(9.1)

Total EBITDA	$84.1	$75.4	$61.1

    Management believes that EBITDA is a useful measure of operating performance. However, EBITDA does not represent cash flow from operations as defined by U.S. generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net earnings under U.S. generally accepted accounting principles for purposes of evaluating results of operations.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Revenue

    Total revenue, including earnings from unconsolidated companies but excluding gains, increased by $27.3 million, or 11%, from $249.1 million in 1999 to $276.4 million in 2000. Hotels and restaurants revenue increased by $24.7 million, from $208.9 million in 1999 to $233.6 million in 2000, and the revenue from tourist trains and cruises increased by $2.6 million, from $40.2 million to $42.8 million.

    The revenue increase for hotels and restaurants was comprised of:

  •
  an increase in owned hotels revenue of $23.6 million, or 13%, from $177.7 million in 1999 to $201.3 million in 2000. The overall REPVAR was $185 in 2000 compared to $186 in 1999, but comparable REVPAR grew by 5% in U.S. dollars, or 13% in local currency,

  •
  an increase in revenue from hotel management interests of $0.3 million, or 3%, from $11.1 million in 1999 to $11.4 million in 2000, and

  •
  an increase in restaurants revenue of $0.8 million, or 4%, from $20.1 million in 1999 to $20.9 million in 2000.

    The increase in owned hotels revenue of $23.6 million is analyzed by region as follows:

    Europe:  Revenue decreased by $0.9 million, or 1%, from $80.0 million in 1999 to $79.1 million in 2000. The revenue is on a comparable basis with all hotels owned in 2000 being owned for all of 1999.

    The reported revenues were significantly impacted by the weakening of the European euro against the U.S. dollar in 2000 as the European hotels revenues are earned in currencies linked with the euro. In local currency, REVPAR increased by 15% in 2000 over 1999 driven largely by increased room rates, while in U.S. dollars this REVPAR was flat.

    North America:  Revenue increased by $8.1 million, or 14%, from $59.1 million in 1999 to $67.2 million in 2000.

    On a comparable basis, revenue increased by $2.7 million primarily due to an increase in the number of rooms sold at the Windsor Court, where the REVPAR grew at 11% over 1999. The remaining increase in revenue was due to the acquisitions of Keswick Hall and the Inn at Perry Cabin in 1999 and the revenue from La Samanna which was closed in late 1999 and early 2000 following hurricane damage.

    Rest of the World:  Revenue increased by $16.5 million, or 42%, from $38.6 million in 1999 to $55.1 million in 2000.

    Revenue on a comparable basis increased by $4.9 million, or 13%. This was primarily driven through a growth in comparable REVPAR of 15% in local currencies over 1999 and 10% in U.S. dollars. The remaining increase was due to the Observatory and Lilianfels hotels in Australia, which were acquired during 2000.

Gains

    OEH realized gains of $3.8 million in 1999, including a $2.5 million payment in the fourth quarter to OEH relating to the buy-out of its right to an early termination fee under the management contract for the Bora Bora Lagoon Resort, and a $1.3 million gain on the sale of the Windermere Island Club in the Bahamas in the first quarter. The buy-out transaction occurred as a result of the owner considering a sale of the property and, in order to facilitate a sale, OEH agreed to sell back to the owner OEH's contractual right to an early termination fee. OEH continues to manage the property, and in January 2001 it contracted to purchase Bora Bora Lagoon Resort in April 2001.

Depreciation and Amortization

    Depreciation and amortization increased by $2.0 million, or 15%, from $13.1 million in 1999 to $15.1 million in 2000. This increase was primarily attributable to an increase at OEH's owned hotels and restaurants due to the effect of acquisitions made in 1999 and 2000.

Operating Expenses

    Operating expenses increased by $8.1 million, or 7%, from $115.2 million in 1999 to $123.3 million in 2000. This increase included a $9.7 million increase at OEH's owned hotels and restaurants primarily due to the effect of acquisitions made in 1999 and 2000, partly offset by reduced U.S. dollar reported operating costs in the European hotels following the weakening of the euro against the U.S. dollar in 2000. The majority of operating costs incurred at the European hotels are in currencies linked to the euro.

Selling, General and Administration Expenses

    Selling, general and administrative expenses increased by $6.7 million, or 11%, from $62.3 million in 1999 to $69.0 million in 2000, of which $6.6 million was due to owned hotels and restaurants. Of the increase of $6.6 million at OEH's owned hotels and restaurants, $2.3 million was attributable to the acquisition of hotels during 2000 and 1999.

Earnings from Operations

    Earnings from operations increased by $6.8 million, or 11%, from $62.2 million in 1999 to $69.0 million in 2000. Excluding gains, earnings from operations before net finance costs increased by $10.6 million, or 18%, from $58.4 million in 1999 to $69.0 million in 2000. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs increased by $4.0 million, or 21%, from $19.0 million in 1999 to $23.0 million in 2000. The increase includes $2.1 million attributable to the effect of increases in debt relating to acquisitions and investments financed in 2000 and 1999.

Taxes on Income

    The provision for income taxes increased by $0.8 million, or 15%, from $5.2 million in 1999 to $6.0 million in 2000. OEH is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase of $0.8 million was due to increased profitability of these subsidiaries.

Net Earnings

    In 2000, OEH's net earnings before the cumulative effect of the change in accounting principle increased by $2.0 million, or 5%, from $38.0 million in 1999 to $40.0 million in 2000. Excluding gains, net earnings before the cumulative effect of the change in accounting principle increased by $5.8 million, or 17%, from $34.2 million in 1999 to $40.0 million in 2000. Net earnings represent earnings from operations less net finance costs, provision for income taxes and the cumulative effect of change in accounting principle.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

Revenue

    Total revenue, including earnings from unconsolidated companies but excluding gains, increased by $18.2 million, or 8%, from $230.9 million in 1998 to $249.1 million in 1999. Hotels and restaurants revenue increased by $19.0 million, from $189.9 million in 1998 to $208.9 million in 1999, partly offset by a $0.8 million reduction in the revenue from tourist trains and cruises.

    The revenue increase for hotels and restaurants was comprised of:

  •
  an increase in owned hotels revenue of $16.4 million, or 10%, from $161.3 million in 1998 to $177.7 million in 1999,

  •
  an increase in revenue from hotel management interests of $1.5 million, or 16%, from $9.6 million in 1998 to $11.1 million in 1999, of which $1.2 million was attributable to the Peruvian joint venture which commenced during the year, and

  •
  an increase in restaurants revenue of $1.1 million.

    The increase in owned hotels revenue of $16.4 million is analyzed as follows:

    Europe:  Revenue increased by $9.6 million, or 14%, from $70.4 million in 1998 to $80.0 million in 1999.

    On a comparable basis, revenue in 1999 increased by $3.0 million over 1998 of which $1.7 million was at the Hotel Cipriani and $0.9 million at the Hotel Splendido. These increases were primarily due to increased room rates. The Quinta do Lago and Lapa Palace Hotels in Portugal were acquired during 1998 and their total revenue in 1999 was $20.0 million, an increase of $5.5 million over 1998. The revenue at the Hôtel de la Cité in France increased by $1.0 million in 1999 largely because it was closed for part of 1998 for refurbishment.

    North America:  Revenue increased by $11.2 million, or 23%, from $47.9 million in 1998 to $59.1 million in 1999.

    On a comparable basis, revenue increased by $2.9 million primarily due to an increase in the number of rooms sold at the Windsor Court. The overall increase can also be attributed to the acquisition of the Keswick Hall and Inn at Perry Cabin hotels in 1999, which generated revenue of $8.4 million.

    Rest of the World:  Revenue decreased by $4.4 million, or 10%, from $43.0 million in 1998 to $38.6 million in 1999.

    Revenue on a comparable basis decreased by $4.9 million. The decrease was primarily attributable to the devaluation of the Brazilian real against the U.S. dollar in 1999, which had a negative impact of $3.8 million on operations at the Copacabana Palace Hotel. The remaining decrease of $1.1 million related to the Mount Nelson Hotel in South Africa and Gametrackers in Botswana. Revenue from the Westcliff Hotel in Johannesburg, which opened in March 1998, increased by $0.5 million.

Gains

    See "Gains" above for an explanation of the 1999 items.

Depreciation and Amortization

    Depreciation and amortization decreased by $1.0 million, or 8%, from $14.2 million in 1998 to $13.2 million in 1999. This decrease was primarily attributable to an $0.8 million reduction at owned hotels and restaurants. The reduction was a result of an increase in the lives of certain of fixed assets.

Operating Expenses

    Operating expenses increased by $6.9 million, or 6%, from $108.3 million in 1998 to $115.2 million in 1999. This increase included a $7.4 million increase at owned hotels and restaurants partially offset by a $0.5 million decrease related to tourist trains and cruises. The increase in hotels and restaurants included $6.9 million due to the acquisitions of the Quinta do Lago and the Lapa Palace Hotels in Portugal during 1998 and Keswick Hall and the Inn at Perry Cabin in the United States during 1999, increases at all other owned hotels of $2.5 million, and an increase at the '21' Club restaurant of $0.6 million, partially offset by the positive impact of the devaluation of the Brazilian real on operating expenses at the Copacabana Palace Hotel of $2.9 million. The decrease in tourist trains and cruises was primarily due to the lower number of passengers in 1999.

Selling, General and Administration Expenses

    Selling, general and administrative expenses increased by $0.8 million, or 1%, from $61.5 million in 1998 to $62.3 million in 1999, of which $1.0 million was due to owned hotels and restaurants. Of the increase of $1.0 million at owned hotels and restaurants, $2.8 million was attributable to the acquisition of hotels during 1999 and 1998, partially offset by a decrease at existing hotels of $1.8 million. This included a decrease at the Copacabana Palace Hotel of $2.1 million mainly as a result of the devaluation of the Brazilian real referred to above, partly offset by an increase of $0.3 million at all other owned hotels.

Earnings from Operations

    Earnings from operations increased by $15.3 million, or 33%, from $46.9 million in 1998 to $62.2 million in 1999. Excluding gains, earnings from operations before net finance costs increased $11.5 million, or 25%, from $46.9 million in 1998 to $58.4 million in 1999. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs increased by $2.5 million, or 15%, from $16.5 million in 1998 to $19.0 million in 1999. The increase consists of $4.0 million attributable to the effect of increases in debt relating to capital expenditures in existing owned hotels and acquisitions and investments financed in 1999 and 1998, offset by a $1.5 million reduction in interest rates.

Taxes on Income

    The provision for income taxes increased by $1.5 million, or 41%, from $3.7 million in 1998 to $5.2 million in 1999. OEH is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase of $1.5 million was due to increased profitability of these subsidiaries.

Change in Accounting Principle

    In 1999, OEH adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," of the American Institute of Certified Public Accountants. This required OEH to write-off $3.0 million, net of tax, in the first quarter of 1999 representing mainly deferred start-up costs of cruiseship operations which could no longer be carried forward under this statement. Other than the cumulative effect of this change, the impact of the adoption was not material in 1999 results.

Net Earnings

    In 1999, OEH's net earnings before the cumulative effect of the change in accounting principle increased by $11.3 million, or 42%, from $26.7 million in 1998 to $38.0 million in 1999. Excluding gains, net earnings before the cumulative effect of the change in accounting principle increased $7.5 million, or 28%, from $26.7 million in 1998 to $34.2 million in 1999. Net earnings represent earnings from operations less net finance costs, provision for income taxes and the cumulative effect of change in accounting principle.

Liquidity and Capital Resources

Working Capital

    OEH had cash of $15.9 million at December 31, 2000, $4.8 million more than the $11.1 million at December 31, 1999. At December 31, 2000 and 1999, the undrawn amounts available to OEH under its short-term lines of credit were $12.3 million and $5.7 million, respectively. Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $46.2 million at December 31, 2000, a working capital decrease of $23.7 million from a deficit of $22.5 million at December 31, 1999. The overall decrease in working capital was comprised of the following:

  •
  an increase in current assets of $11.7 million, of which $4.6 million was due to increased accounts receivable, $2.3 million to increases in inventories which largely arise from acquisitions made in 2000 and an increase in cash of $4.8 million;

  •
  an increase in current liabilities of $10.1 million, of which $9.9 million was due to accounts payable and accrued liabilities; and

  •
  an increase in the current portion of long-term debt of $15.3 million.

    OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not the most appropriate measure of liquidity.

Cash Flow

    Operating Activities:  Net cash provided by operating activities increased by $8.7 million to $51.0 million for the twelve months ended December 31, 2000, from cash provided by operating activities of $42.3 million for the twelve months ended December 31, 1999. The increase was primarily attributable to an increase in net earnings of $4.0 million after adjustment for certain non-cash items, including depreciation and amortization.

    Investing Activities:  Cash used in investing activities decreased by $8.7 million to $81.2 million for the twelve months ended December 31, 2000, compared to $89.9 million for the twelve months ended December 31, 1999. The principal component of this decrease was a $8.4 million decrease in capital expenditure during the period from $44.3 million to $35.9 million. The expenditure on acquisitions in the twelve months ended December 31, 2000 included $40.0 million on the purchase of the Observatory and Lilianfels Hotels in Australia.

    Financing Activities:  Cash provided from financing activities for the twelve months ended December 31, 2000 was $35.4 million as compared to cash provided from financing activities of $48.5 million for the twelve-month period ended December 31, 1999, a decrease of $13.1 million. OEH raised net proceeds of $85.5 million from the initial public offering of its shares completed in August 2000. The proceeds of this offering were used to repay debt secured on three hotels (Windsor Court, Keswick Hall and Inn at Perry Cabin) and a restaurant ('21' Club). Keswick Hall, the Inn at Perry Cabin and the '21' Club were refinanced in early 2001 with a $35 million facility. The refinancing of the Windsor Court is due to complete by early second quarter of 2001 which will be a $55 million facility.

    Capital Commitments:  There were $32.0 million of capital commitments outstanding as of December 31, 2000 including the acquisition of the Bora Bora Lagoon Resort to be completed early in the second quarter of 2001 for $19.6 million.

Indebtedness

    At December 31, 2000, OEH had $276.8 million of consolidated long-term debt, including the current portion, secured by OEH assets with a number of commercial bank lenders which is payable over periods of one to 12 years with a weighted average interest rate of 6.95%. These financing agreements contain covenants which include limits on the ability to raise additional debt secured by these properties, limits on liens on the properties and limits on mergers and asset sales. Management believes that because these covenants are specific to individual properties, they do not limit OEH's ability to finance future acquisitions or capital expenditure plans. See Note 5 to the Financial Statements regarding the maturity of long-term debt. Approximately 49% of the outstanding principal was drawn in European euros at December 31, 2000, and the balance primarily drawn in U.S. dollars. At December 31, 2000, OEH had the equivalent of $109.8 million of floating rate euro debt which had been swapped into fixed rate euro debt which will convert back to floating rates in September 2002. At December 31, 2000, all other borrowings of OEH were in floating interest rates. As referred to above under "Cash Flow—Financing Activities", the Windsor Court Hotel, Keswick Hall, Inn at Perry Cabin and '21' Club were unencumbered at December 31, 2000 and available for refinancing.

    Certain of this indebtedness is guaranteed by SCL and/or contains cross-default clauses to SCL bank borrowing agreements and its public debt including $9.5 million of debt of unconsolidated OEH companies. See Note 13 to the Financial Statements. An additional $46.4 million of non-recourse debt secured by the Charleston Place contains cross-default clauses to SCL indebtedness. A default by SCL under its indebtedness could result in a default by OEH on its long-term debt. See Note 11(b) to the Financial Statements regarding litigation involving SCL's public senior notes. SCL advises that it is in full compliance with all of its credit and financing agreements.

Liquidity

    OEH plans to increase its capital expenditures over the next few years with the expansion of existing hotel properties consistent with its growth strategy. Planned expenditure on these expansion projects is up to an aggregate of $150 million over the next three years. In addition, OEH aims to acquire more properties (up to $80 million per year) which it expects to finance with an appropriate level of debt secured on the properties, and the balance through available cash resources. At December 31, 2000, OEH had capital commitments of $32.0 million overall relating to a number of projects including the acquisition of the Bora Bora Lagoon Resort for $19.6 million.

    OEH expects to have available cash from operations, the proceeds from refinancing the unencumbered assets referred to above, and other sources of debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future. OEH is not dependent on the proceeds of the refinancing, however, to fund operations, including the repayment of debt, for the next 12 months or longer, although without the proceeds OEH might not be able to increase its capital expenditures as planned.

Recent Accounting Pronouncements

    For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1 (u) to the Financial Statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

    OEH is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed as part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings. OEH does not hold market rate sensitive financial instruments for trading purposes.

    The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($109.8 million at December 31, 2000). If interest rates increased by ten percent with respect to remaining floating rate debt, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.3 million based on borrowings at December 31, 2000. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap at December 31, 2000 was $1,239,000.

    The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, South African rand, Brazilian real and Australian dollar. Some non-U.S. subsidiaries of OEH borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies. There are no foreign currency financial instruments currently in effect relating to OEH.

    Nine of OEH's owned hotels in 2000 operated in currencies linked to the European euro, two operated in South African rand, two operated in Australian dollars, one operated in Botswanan pula, and one operated in Brazilian reais. The Venice Simplon-Orient-Express and British Pullman tourist trains operate primarily in British pounds sterling and currencies linked to the European euro. OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars. As far as it can, OEH matches foreign currency earnings and costs and so provides a natural hedge against currency movements. In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency. Management believes that when these factors are combined, OEH does not face a material exposure to its earnings from currency movements. The gains or losses OEH has incurred from transactions denominated in foreign currencies have not been material.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Auditors

Deloitte & Touche LLP Two World Financial Center New York, New York 10281-1414
Tel: (212) 436-2000 Fax: (212) 436-5000 www.us.deloitte.com

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

    We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As disclosed in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities.

    /s/ Deloitte & Touche LLP

    March 2, 2001.

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2000	1999
	(Dollars in thousands)
Assets
Cash	$15,889	$11,143
Accounts receivable, net of allowances of $422 and $372	45,600	41,002
Inventories	15,950	13,604

Total current assets	77,439	65,749
Property, plant and equipment, less accumulated depreciation of $71,159 and $60,051	548,788	499,307
Investments	66,973	63,493
Intangible assets	30,423	31,296
Other assets	2,253	2,021

	$725,876	$661,866

Liabilities and Shareholders' Equity
Working capital facilities	$6,348	$6,186
Accounts payable	15,962	12,775
Accrued liabilities	28,556	21,822
Deferred revenue	9,043	9,083
Current portion of long-term debt and capital leases	53,722	38,378

Total current liabilities	113,631	88,244
Long-term debt and obligations under capital leases	223,051	271,562
Deferred income taxes	5,456	5,173

	342,138	364,979

Minority Interest	5,021	4,574

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,440,601 (1999—23,440,601)	284	234
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (1999—20,503,877)	205	205
Additional paid-in capital	228,862	172,086
Retained earnings	173,399	133,434
Accumulated other comprehensive income	(23,852)	(13,465)
Less: reduction due to Class B common shares owned by subsidiaries—18,044,478	(181)	(181)

Total shareholders' equity	378,717	292,313

Commitments and contingency	—	—

	$725,876	$661,866

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Revenue	$267,459	$242,074	$225,831
Earnings from unconsolidated companies	8,936	7,008	5,052
Gains on sales of assets and other	—	3,800	—

	276,395	252,882	230,883

Expenses:
Depreciation and amortization	15,132	13,149	14,233
Operating	123,323	115,199	108,290
Selling, general and administrative	68,970	62,347	61,503

Total expenses	207,425	190,695	184,026

Earnings from operations before net finance costs	68,970	62,187	46,857
Interest expense, net	(22,966)	(19,019)	(16,630)
Other finance (loss)/income	(39)	—	169

Net finance costs	(23,005)	(19,019)	(16,461)

Earnings before income taxes and cumulative effect of change in accounting principle	45,965	43,168	30,396
Provision for income taxes	6,000	5,173	3,700

Earnings before cumulative effect of change in accounting principle	39,965	37,995	26,696
Cumulative effect of change in accounting principle	—	(2,987)	—

Net earnings	$39,965	$35,008	$26,696

Earnings per Class A and B common share:
Basic and diluted:
Earnings before cumulative effect of change in accounting principle	$1.43	$1.47	$1.03
Cumulative effect of change in accounting principle	—	(0.12)	—

Net earnings	$1.43	$1.35	$1.03

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$39,965	$35,008	$26,696
Add non-cash effect of change in accounting principle	—	2,987	—

	39,965	37,995	26,696

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,132	13,149	14,233
Undistributed (earnings)/losses of affiliates and other non-cash items	(2,153)	(1,056)	631
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable	(6,941)	(57)	(4,120)
Increase in inventories	(2,658)	(2,223)	(1,068)
Increase/(decrease) in accounts payable	7,613	(5,475)	3,067

Total adjustments	10,993	4,338	12,743

Net cash provided by operating activities	50,958	42,333	39,439

Cash flows from investing activities:
Capital expenditures	(35,946)	(44,335)	(43,461)
Acquisitions and investments, net of cash acquired	(45,862)	(48,616)	(50,978)
Proceeds from sale of fixed assets and other	640	3,010	85

Net cash used in investing activities	(81,168)	(89,941)	(94,354)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	628	4,174	1,743
Issuance of common shares (net)	85,527	—	—
Issuance of long-term debt	84,537	54,904	87,736
Principal payments under long-term debt	(107,025)	(13,685)	(16,540)
Movement in SCL investment	(28,278)	3,097	(16,440)

Net cash provided by financing activities	35,389	48,490	56,499

Total cash flows	5,179	882	1,584
Effect of exchange rate changes on cash	(433)	(2,185)	(390)

Net increase/(decrease) in cash	4,746	(1,303)	1,194
Cash at beginning of year	11,143	12,446	11,252

Cash at end of year	$15,889	$11,143	$12,446

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held by Subsidiaries	Total Comprehensive Income
	(Dollars in thousands)
Balance, January 1, 1998	$234	$205	$187,544	$71,730	$(10,304)	$(181)
Comprehensive income:
Net earnings on common shares for the year				26,696			$26,696
Cumulative translation adjustment					406		406

							$27,102

Movement in SCL investment			(10,312)

Balance, December 31, 1998	234	205	177,232	98,426	(9,898)	(181)
Comprehensive income:
Net earnings on common shares for the year				35,008			$35,008
Cumulative translation adjustment					(3,567)		(3,567)

							$31,441

Movement in SCL investment			(5,146)

Balance, December 31, 1999	234	205	172,086	133,434	(13,465)	(181)
Issuance of Class A common shares in public offering (net)	50		85,477
Comprehensive income:
Net earnings on common shares for the year				39,965			$39,965
Cumulative translation adjustment					(10,387)		(10,387)

							$29,578

Movement in SCL investment			(28,701)

Balance, December 31, 2000	$284	$205	$228,862	$173,399	$(23,852)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of significant accounting policies and basis of presentation

(a)  Business

    Orient-Express Hotels Ltd. (the "Company") is a majority-owned subsidiary of Sea Containers Ltd. ("SCL"). The Company and its subsidiaries are referred to collectively as "OEH".

    At December 31, 2000, OEH owned and/or managed 26 deluxe hotels and resorts (reported as 22 business units) located in the United States, the Caribbean, Europe, southern Africa, South America, Australia and the South Pacific, six tourist trains in Europe, Southeast Asia, Australia and Peru, a river cruiseship in Burma, and three restaurants in London, New York and Buenos Aires.

(b)  Basis of presentation

    The accompanying financial statements reflect the results of operations, financial position and cash flows of the Company and all its majority owned subsidiaries. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OEH, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. Unconsolidated companies that are 20 to 50% owned are accounted for on an equity basis.

    The financial statements have been prepared as if the recapitalization and legal entity reorganization (see Note 9(a)) had occurred in the earliest period presented. It is accounted for in a manner similar to a pooling of interests as all of these entities were under common control. The earnings per share have been retroactively restated using the number of shares outstanding after giving effect to the recapitalization.

    The consolidated financial statements include an allocation of certain general corporate administrative expenses from SCL and its subsidiaries which are provided under a shared services agreement with SCL. In the opinion of management, general corporate administrative expenses have been allocated to OEH on a reasonable and consistent basis using management's estimate of services provided by SCL and its subsidiaries. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had OEH been operating as a separate, stand-alone entity during the periods presented. Therefore, the financial information included herein may not necessarily reflect the consolidated results of operations, financial position and cash flows of OEH had OEH been a separate stand-alone entity for the years presented.

    Certain items in 1999 and 1998 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net earnings as previously reported.

(c)  Foreign currency translation

    Foreign subsidiary income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income (loss). No income taxes are provided on the translation adjustments as management does not expect that such gains or losses will be realized. Foreign currency transaction gains and losses are recognized in operations as they occur.

(d)  Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)  Stock-based compensation

    Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", of the Financial Accounting Standards Board encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. OEH has chosen to account for stock-based compensation using the intrinsic value method prescribed in Opinion No. 25, "Accounting for Stock Issued to Employees", as amended of the Accounting Principles Board and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period. See Note 10.

(f)  Revenue recognition

    Hotel and restaurant revenues are recognized when the services are performed. Tourist train and cruise revenues are recognized upon completion of the journey. Deferred revenue consisting of deposits paid in advance are recognized as revenue when the services are performed for hotels and restaurants and upon completion of tourist train and cruise journeys. Revenues under management contracts are recognized based upon the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

(g)  Earnings from unconsolidated companies

    Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $5,941,000 in 2000 (1999—$5,790,000, 1998—$5,086,000).

(h)  Gains on sales of assets and other

    In 1999, gains on sales of assets included $2,500,000 from the buy-out of OEH's right to the payment of an early termination fee in respect of a hotel management contract as well as $1,300,000 relating to the sale of the Windermere Island Club.

(i)  Marketing costs

    Marketing costs, including website development costs, are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $15,873,000 in 2000 (1999—$13,993,000, 1998—$13,542,000).

(j)  Interest expense, net

    OEH capitalizes interest during the construction of assets. Interest expense, net includes interest which has been capitalized in the amount of $332,000 in 2000 (1999—$nil, 1998—$102,000).

(k)  Other finance (loss)/income

    Other finance (loss)/income includes foreign exchange (losses)/gains of $(39,000) in 2000 (1999—$nil, 1998—$169,000).

(l)  Income taxes

    Deferred income taxes result from temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred taxes are recorded at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

(m)  Earnings per share

    Basic net earnings per share exclude dilution and are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The number of shares used in computing basic net earnings per share was 27,813,000 for the year ended December 31, 2000 (1999 and 1998 - 25,900,000). The number of shares used in computing diluted earnings per share was 27,854,000 for the year ended December 31, 2000. There was no dilutive effect in the years ended December 31, 1999 and 1998. The dilutive effect was not material in the year ended December 31, 2000.

(n)  Inventories

    Inventories include wine, food, beverages, certain retail goods and train-related items. Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(o)  Property, plant and equipment, net

    Property, plant and equipment, net are stated at cost less accumulated depreciation and amortization. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

    Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Buildings	60 years
Tourist trains	Up to 50 years
Furniture, fixtures and equipment	5-25 years
River cruiseship	25 years
Equipment under capital lease and leasehold improvements	lesser of lease term or economic life

    The Company determined that the lives of certain of its hotel machinery and equipment and tourist train components had been extended as a result of a rigorous maintenance program. In 1999, the lives of the hotel machinery and equipment were extended from 20 to 25 years. The Company has adopted a composite type depreciation methodology under which the parts of the tourist trains which are subject to government mandated refurbishment programs are depreciated over a shorter life than those other parts of the trains not subject to these programs, which are depreciated over longer periods based upon their useful lives. As a result, in 1998, the lives of certain components of the tourist trains were extended from 8 years to 15 years. The impact of the change in estimate resulted in an increase to net income of $1,300,000 in 1999 (1998—$230,000).

(p)  Impairment of long-lived assets

    Long-lived assets and certain identifiable intangible assets are reviewed by management whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that an impairment occurs, the fair value of the related asset is estimated, and OEH records a charge to income calculated by comparing the asset's carrying value to the estimated fair value.

(q)  Investments

    Investments include equity interests in and advances to unconsolidated companies.

(r)  Intangible assets

    Intangible assets include goodwill of $2,219,000 (1999—$2,295,000) and trademarks of $28,204,000 (1999—$29,001,000) arising upon the purchase of subsidiaries which are written-off over periods up to 40 years by the straight-line method.

(s)  Concentration of credit risk

    Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited. OEH's customer base is comprised of numerous customers across different geographic areas.

(t)  Financial instruments

    OEH operates internationally, giving rise to potential exposure to market risks from changes in foreign currency exchange and interest rates. Derivative financial instruments may be utilized to reduce these potential risks. OEH does not hold or issue financial instruments for trading purposes. OEH may enter into forward exchange contracts to hedge certain firm commitments and existing assets or liabilities. Gains and losses related to qualifying hedges of firm commitments would be deferred, and recognized in income or as adjustments to carrying amounts when the hedged transaction occurs. The interest differential to be paid or received under the related interest rate swap agreements would be recognized over the life of the related debt and included in income. OEH had an interest rate swap agreement relating to euro 117,000,000 fixed rate debt for floating rate debt for a two year period commencing September 21, 2000. OEH had no currency swap agreement in place at the year-end.

(u)  Recent accounting pronouncements

    In 1999, OEH adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", of the American Institute of Certified Public Accountants. This required OEH to write-off $2,987,000, net of tax, in the first quarter of 1999 representing mainly deferred start-up costs of cruiseship operations which may no longer be carried forward under this Statement. Other than the cumulative effect of this change, the impact of the adoption was not material to 1999 results.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires OEH to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of shareholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. For the initial adoption of SFAS No. 133, OEH will record an unrealized loss of $1,239,000 in accumulated other comprehensive income (loss) as of January 1, 2001.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Instruments," which OEH has adopted in the fourth quarter of 2000. Adoption has not had any impact on its financial statements.

2.  Acquisitions and investments

(a)  Acquisitions

    On March 24, 2000, OEH acquired the Observatory and Lilianfels Hotels in Australia for an aggregate purchase price of approximately $40,000,000. The purchase has been substantially financed by a bank loan.

    On May 6, 1999, OEH acquired Ashley House Inc., owner of Keswick Hall near Charlottesville, Virginia, and Inn at Perry Cabin in St. Michaels, Maryland. The $25,500,000 purchase price was paid in cash and funded in part by a bank loan.

    On July 29, 1998, OEH acquired the Lapa Palace Hotel in Lisbon, Portugal, at a purchase price of $25,000,000 paid in cash and notes payable to the seller. On June 23, 1998, OEH acquired the Hotel Quinta do Lago near Faro, Portugal, at a purchase price of $27,000,000 paid in cash and notes payable to the seller. The cash elements in these purchases were funded by bank loans.

    The purchase prices paid for these acquisitions approximated the fair value of the net tangible and identifiable intangible assets acquired, and any resulting goodwill was not material.

    All the above acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired companies have been recorded at their fair value at the date of acquisition. The operating results of the acquired companies have been included in OEH's consolidated statements of operations from the effective dates of acquisition. Pro forma data have not been presented as the revenues and net income resulting from these acquisitions would not have had a material impact in the year of acquisition.

(b)  Investments

    Investments represent equity interests of 20 to 50% in any unconsolidated companies.

    On September 21, 1999, OEH acquired a 50% interest in a joint venture to which the Peruvian government awarded long-term concessions to operate the Southern and Machu Picchu lines of the state-owned railway system in Peru. On behalf of the joint venture partners, OEH manages the concessions and rail services which operate under the name PeruRail. No payment was required to acquire these concessions other than the purchase of spare parts and office equipment of which OEH's share amounted to $1,750,000.

    At March 31, 1999, OEH acquired for $10,000,000 a 50% interest in a joint venture company that bought two hotels in Peru, the Hotel Monasterio del Cusco and the Machu Picchu Sanctuary Lodge. OEH is managing these properties on behalf of the joint venture.

    OEH's investments in and advances to unconsolidated companies amounted to $66,973,000 at December 31, 2000 (1999—$63,493,000). OEH's earnings from unconsolidated companies were $8,936,000 in 2000 (1999—$7,008,000, 1998—$5,052,000) and it received dividends of $222,000 in 2000 (1999—$470,000, 1998—$nil).

    Summarized financial data for these unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2000	1999
Current assets	$22,030	$19,294
Property, plant and equipment, net	161,256	151,686
Other assets	2,860	1,916

Total assets	$186,146	$172,896

Current liabilities	$29,157	$12,551
Long-term debt	73,047	81,871
Other liabilities	53,624	46,861
Total shareholders' equity	30,318	31,613

Total liabilities and shareholders' equity	$186,146	$172,896

	Year Ending December 31,
	2000	1999	1998
Revenue	$91,290	$67,442	$53,489
Earnings from operations before net finance
costs	$14,531	$10,376	$5,930
Net loss	$(315)	$(1,706)	$(3,222)

3.  Property, plant and equipment

    The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	December 31,
	2000	1999
Freehold and leased land and buildings	$437,094	$390,115
Machinery and equipment	104,335	95,706
Fixtures, fittings and office equipment	62,400	57,408
River cruiseship	16,118	16,129

	619,947	559,358
Less: accumulated depreciation	71,159	60,051

	$548,788	$499,307

    At December 31, 2000, the balance for machinery and equipment under capital lease was $1,877,000 (1999—$1,650,000), and for fixtures and fittings under capital lease was $247,000 (1999—$278,000). Accumulated depreciation related to assets under capital lease at December 31, 2000 was $441,000 (1999—$332,000).

4.  Working capital facilities

    Working capital facilities are comprised of the following, all repayable within one year (dollars in thousands):

	December 31,
	2000	1999
Unsecured working capital facilities, with a weighted average interest rate of 7.87 and 7.09%, respectively	$6,348	$6,186

    OEH had approximately $18,600,000 of working capital lines of credit at December 31, 2000 (1999—$11,800,000) issued by various financial institutions and having various expiration dates, of which $12,300,000 was undrawn (1999—$5,700,000).

5.  Long-term debt and obligations under capital leases

(a)  Long-term debt

    Long-term debt consists of the following (dollars in thousands):

	December 31,
	2000	1999
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 6.94 and 6.49%, respectively, primarily based on LIBOR	$274,852	$305,894
Loan secured by river cruiseship payable over 5 years, with a weighted average interest rate of 8.50 and 7.97 percent, respectively, based on LIBOR	1,062	3,188
Obligations under capital lease (see Note 5(b))	859	858

	276,773	309,940
Less: current portion	53,722	38,378

	$223,051	$271,562

    Included in long-term debt at December 31, 1999 were loans secured by the Windsor Court Hotel, Keswick Hall, Inn at Perry Cabin and '21' Club and guaranteed by SCL amounting to approximately $87,200,000 which were repaid in 2000 from the proceeds of the Company's initial public offering of class A common shares.

    Certain credit agreements of OEH have restrictive covenants. At December 31, 2000, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

    The following is a summary of the aggregate maturities of long-term debt at December 31, 2000 (dollars in thousands):

Year ending December 31,

2001	$53,382
2002	41,626
2003	30,105
2004	93,146
2005	29,497
2006 and thereafter	28,158

$275,914

    The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

(b)  Obligations under capital leases

    The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2000 (dollars in thousands):

Year ending December 31,

2001	$391
2002	297
2003	147
2004	143

Minimum lease payments	978
Less: amount of interest contained in above payments(1)	119

Present value of minimum lease payments	859
Less: current portion	340

$519

(1)
The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

(c)  Interest rate swap

    OEH entered into an interest rate swap agreement to manage interest costs and the risk associated with changing interest rates. OEH had one interest rate swap agreement outstanding at December 31, 2000. This agreement effectively exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117,000,000. The differential to be paid or received is recognized as an adjustment to interest expense as incurred. The swap agreement matures before the loan facilities which it hedges. OEH would have paid approximately $1,239,000 to settle the outstanding swap agreement based upon its fair value as of December 31, 2000. This fair value is based upon the present value of the estimated future net cash flows using implied rates in the applicable yield curve as of the valuation date.

6.  Pension plan

    A number of OEH employees participate in a pension plan of a subsidiary of SCL. This plan is a defined benefit plan in which the benefits are based primarily on years of service and employee compensation near retirement. It is OEH's policy to fund this plan in accordance with applicable laws and income tax regulations. Plan assets consist primarily of common stocks, common trust funds, government securities and corporate debt securities held through separate trustee-administered funds.

    The significant weighted-average assumptions for this plan during 2000, 1999 and 1998 consisted of the following:

	2000	1999	1998
Discount rate (1)	6.0%	6.0%	5.5%
Assumed rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%

(1)
Essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

    The changes in the benefit obligation, the plan assets and the funded status for the OEH employees' portion of the plan were as follows (dollars in thousands):

	Year ended December 31,
	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$4,378	$3,602
Service cost	391	282
Interest cost	246	191
Plan participants' contributions	139	105
Actuarial gain	68	726
Benefits paid	(307)	(415)
Foreign currency translation	(333)	(113)

Benefit obligation at end of year	4,582	4,378

Change in plan assets:
Fair value of plan assets at beginning of year	4,957	3,898
Actual return on plan assets	(393)	1,140
Employer contributions	529	353
Plan participants' contributions	139	105
Benefits paid	(307)	(415)
Foreign currency translation	(369)	(124)

Fair value of plan assets at end of year	4,556	4,957

Funded status	(26)	579

Unrecognized net actuarial gain	379	(404)
Unrecognized prior service cost	36	54
Unrecognized transition amount	—	—

Prepaid benefit cost	$389	$229

    The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2000	1999	1998
Service cost	$391	$282	$276
Interest cost on projected benefit obligation	246	191	209
Expected return on assets	(302)	(248)	(276)
Net amortization and deferrals	14	15	15

Net periodic benefit cost	$349	$240	$224

7.  Income taxes

    The provision for income taxes consisted of the following (dollars in thousands):

	Year ended December 31, 2000
	Current	Deferred	Total
United States	$3,317	$(18)	$3,299
Other	2,135	566	2,701

	$5,452	$548	$6,000

	Year ended December 31, 1999
	Current	Deferred	Total
United States	$3,009	$446	$3,455
Other	1,153	565	1,718

	$4,162	$1,011	$5,173

	Year ended December 31, 1998
	Current	Deferred	Total
United States	$2,800	$(162)	$2,638
Other	259	803	1,062

	$3,059	$641	$3,700

    The Company is incorporated in Bermuda, which does not impose an income tax. OEH's effective tax rate is entirely due to income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	December 31,
	2000	1999
Gross deferred tax assets (operating loss carry forwards)	$40,871	$41,173
Less: valuation allowance	(25,063)	(32,933)

Net deferred tax assets	15,808	8,240
Deferred tax liabilities	(21,264)	(13,413)

Net deferred tax liabilities	$(5,456)	$(5,173)

    The deferred tax assets consist primarily of tax loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets versus the adjusted basis as reflected in the financial statements.

    OEH has prepared these financial statements on the basis that a tax sharing agreement is in place with SCL and its subsidiaries. In accordance with this presentation, OEH utilized/relinquished losses with certain SCL subsidiaries. The following represents the net liability that exists from OEH to SCL and its subsidiaries (dollars in thousands):

	Year ended December 31,
	2000	1999	1998
Tax sharing agreement	$(1,973)	$(2,337)	$(1,619)

8.  Supplemental cash flow information

	Year ended December 31,
	2000	1999	1998
	(Dollars in thousands)
Cash paid for:
Interest	$22,929	$19,454	$16,770
Income taxes	$5,366	$2,456	$2,581

    Non-cash investing and financing activities:

    In conjunction with the acquisitions in 2000, 1999 and 1998 (see Note 2(a)), liabilities were assumed as follows:

	Year ended December 31,
	2000	1999	1998
Fair value of assets acquired	$47,636	$27,319	$57,936
Cash paid	(42,934)	(25,036)	(49,016)

Liabilities assumed	$4,702	$2,283	$8,920

9.  Shareholders' equity

(a)  Recapitalization and legal entity reorganization

    Prior to completion of the Company's initial public offering, which occurred on August 10, 2000, OEH completed a recapitalization and legal entity reorganization. The Company's common shares were recapitalized into class A and class B common shares (see Note 9(b) below). Investments by SCL which had been reflected in additional capital and as such were non-interest bearing, were converted to additional paid-in capital prior to the initial public offering. In addition, ownership of some hotel and leisure business subsidiaries of SCL outside of the OEH group was reorganized so that all hotel and leisure business subsidiaries became subsidiaries wholly-owned by OEH. The transaction has been accounted for in a manner similar to a pooling of interests as all of these entities were under common control. The financial statements have been prepared as if the recapitalization and legal entity reorganization had occurred in the earliest year presented.

    The financial statements have also taken into account the effects of the Share Owning Subsidiaries Restructuring Agreement (see Note 9(d)).

(b)  Dual common share capitalization

    The Company has been capitalized with class A common shares, of which there are 120,000,000 authorized, and class B Common Shares, of which there are 120,000,000 authorized, each convertible at any time into one class A common share. In general, holders of class A and class B common shares vote together as a single class, with holders of class B shares having one vote per share and holders of class A shares having one-tenth of one vote per share. In all other substantial respects, the class A and class B common shares are the same.

(c)  Shareholder rights agreement

    The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company, SCL or a subsidiary of SCL) of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company and (ii) the commencement or announcement of a tender offer or exchange offer by a person for shares carrying 30% or more of the total voting rights which may be cast at any general meeting of the Company. At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $142 (the "Purchase Price") for each one one-hundredth of such junior preferred share, subject to adjustment in certain events. From and after the date on which any person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price. If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. Also, the Company's board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 20% beneficial ownership as described above, but less than 50% beneficial ownership. The rights will expire on June 1, 2010 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company.

(d)  Share owning subsidiaries restructuring agreement

    SCL owns 16,940,601 of the Company's class A common shares and 20,503,877 of the Company's class B common shares. The Company, SCL and certain subsidiaries of SCL have entered into a Share Owning Subsidiaries Restructuring Agreement (the "SOS Restructuring Agreement") which provides that (i) upon consummation of SCL's contemplated dividend of the Company's shares (the "spinoff"), four subsidiaries of the Company will receive 18,044,478 of the Company's class B common shares in the spinoff, and (ii) if the spinoff is not consummated prior to July 2002, then at any time on or prior to July 2005, one of those four subsidiaries has the right to purchase 18,044,478 class B common shares of the Company from SCL for $180,445, and if it has not previously done so, such subsidiary is required to exercise the option on that date.

    As a result of the SOS Restructuring Agreement, OEH, through its four subsidiaries, has become the beneficial owner of 12,900,000 class B common shares of SCL. The agreement provides that (i) upon consummation of the spinoff, a subsidiary of SCL will purchase such 12,900,000 SCL class B common shares from the four subsidiaries for $129,000, and (ii) if the spinoff is not consummated prior to July 2002, then at any time on or prior to July 2005, the SCL subsidiary has the right to purchase such 12,900,000 SCL class B common shares from the four subsidiaries for $129,000, and if it has not previously done so, such subsidiary of SCL is required to exercise the options on that date. As part of the SOS Restructuring Agreement, the four subsidiaries have waived the right to receive dividends on the class B common shares of SCL held by them, other than the spinoff dividend, and will vote those shares as directed by the SCL subsidiary.

(e)  Acquired shares

    Included in shareholders' equity is a reduction for the 18,044,478 class B common shares of the Company that the Company's four subsidiaries will acquire under the SOS Restructuring Agreement. Consistent with the overall presentation of the capital structure in the financial statements, the Company has given effect to the terms and conditions of the SOS Restructuring Agreement as if the agreement had been consummated from the earliest year presented. As a result, a total of 18,044,478 class B common shares are deemed to be owned by the Company subsidiaries at December 31, 2000 and 1999. Under applicable Bermuda law, these shares are outstanding and may be voted by the subsidiaries although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(f)  Preferred shares

    The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement. See Note 9(c) above.

10.  Employee stock option plan

    Under the Company's 2000 stock option plan, options to purchase up to 750,000 class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant. In general, options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2000, 547,000 class A common shares were reserved for issuance pursuant to options awarded to 37 persons.

    No charges or credits are made to income with respect to options awarded or exercised under the plan since all options to employees are awarded at market value at date of grant.

    Estimates of fair values of stock options and performance-based stock awards on the grant dates in the Black-Scholes option pricing model are based on the following assumptions:

2000
Expected price volatility range	36.978%
Risk-free interest rate range	6.5%
Expected dividends	none
Expected life of stock options	5 years

    Transactions under the plan have been as follows:

Year ended December 31, 2000
	Shares	Option Price
Outstanding at beginning of period	—
Granted	547,000	$19.00
Terminated	—
Exercised	—

Outstanding at end of period	547,000	$19.00

Exercisable at end of period	—

    The options outstanding at December 31, 2000, none of which were exercisable, were as follows:

Date of Grant	Date of Expiration	Number of Shares	Average Option Price	Life (Years)
August 10, 2000	August 9, 2010	547,000	$19.00	9.7

    As discussed in Note 1(e), OEH accounts for its stock-based compensation plan under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options with exercise prices equal to the market price of the stock on the date of grant. Had compensation cost for OEH's stock-based compensation plan been determined based on fair values as of the date of grant, OEH's net income and earnings per share would have been reported as follows (dollars in thousands, except for per share amounts):

2000
Net income:
As reported	$39,965
Pro forma	$38,463
Basic and diluted earnings per share:
As reported	$1.43
Pro forma	$1.38

    The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

11.  Commitments and contingency

(a)  Commitments

    Outstanding contracts to purchase fixed assets were approximately $32,000,000 at December 31, 2000 (1999—$46,000,000).

    Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ending December 31,
2001	$510
2002	377
2003	297
2004	198

$1,382

    Rental expense for the year ended December 31, 2000 amounted to $1,009,000 (1999—$1,157,000, 1998—$994,000).

(b)  Contingency

    In August 2000, a group of institutional investors alleging to own approximately $158,000,000 (out of an aggregate of $430,000,000) of SCL's four series of publicly held senior notes commenced a lawsuit in the Supreme Court of New York, County of New York. The defendants are SCL, the Company and James B. Sherwood, Chairman of the Company and President of SCL. The plaintiffs allege, among other things, that the proposed spinoff distribution of the Company's shares by SCL will violate various covenants in the senior note indentures and constitute a fraudulent conveyance. The plaintiffs are seeking, among other things, a declaratory judgment that they have the right to declare a default under the indentures, an injunction preventing the proposed spinoff distribution and any fraudulent conveyance of SCL assets, and unspecified money damages for breach of the note indentures.

    SCL intends to effect the spinoff distribution in a manner that will not result in any violation of the indenture covenants or in a fraudulent conveyance. Accordingly, management of SCL has concluded that the allegations of the senior noteholders are without merit. In October 2000, the defendants filed a motion to dismiss the plaintiffs' claims and will continue to oppose this lawsuit vigorously. While OEH believes an adverse outcome is remote, in the unlikely event the plaintiffs prevail, the consequence of that outcome could cause an acceleration of certain long-term debt of OEH guaranteed by SCL or containing cross-default provisions to SCL debt. In order to protect OEH, SCL has agreed to indemnify the Company with respect to possible losses arising from this lawsuit.

12.  Information concerning financial reporting for segments and operations in different geographical areas

    OEH's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." OEH's operations are organized along service lines as two segments, (i) hotels and restaurants and (ii) tourist trains and cruises, and are grouped into various geographical segments. Hotels are located in the United States, the Caribbean, Europe, southern Africa, South America, Australia and South Pacific, tourist trains operate in Europe, Southeast Asia, Australia and Peru, restaurants are located in London, New York and Buenos Aires, and a river cruiseship operates in Burma. Segment performance is evaluated based upon net earnings from operations before net finance costs, taxes and depreciation and amortization excluding the effects of changes in accounting principles and gains on sale of assets. Segment information is presented in accordance with the accounting policies described in Note 1.

    Financial information regarding these business segments is as follows (dollars in thousands):

	Year ended December 31,
	2000	1999	1998
Revenue:
Hotels and restaurants	$228,430	$202,915	$184,599
Tourist trains and cruises	39,029	39,159	41,232

	$267,459	$242,074	$225,831

Earnings from unconsolidated companies:
Hotels and restaurants	$5,907	$5,974	$5,265
Tourist trains and cruises	3,029	1,034	(213)

	$8,936	$7,008	$5,052

Gains on sale of assets and other:
Hotels and restaurants	$—	$3,800	$—
Tourist trains and cruises	—	—	—

	$—	$3,800	$—

Depreciation and amortization:
Hotels and restaurants	$13,345	$11,638	$12,430
Tourist trains and cruises	1,787	1,511	1,803

	$15,132	$13,149	$14,233

Earnings from operations before net finance costs:
Hotels and restaurants	$70,375	$66,667	$51,044
Tourist trains and cruises	7,601	4,300	4,486

	77,976	70,967	55,530
Central selling, general and administrative costs	(9,006)	(8,780)	(8,673)

	68,970	62,187	46,857
Net finance costs (1)	(23,005)	(19,019)	(16,461)

Earnings before income taxes and cumulative effect of change in accounting principle	45,965	43,168	30,396
Provision for income taxes	6,000	5,173	3,700

Earnings before cumulative effect of change in accounting principle	$39,965	$37,995	$26,696

Capital expenditure:
Hotels and restaurants	$31,093	$38,263	$38,535
Tourist trains and cruises	5,664	6,072	4,926

	$36,757	$44,335	$43,461

	December 31,
	2000	1999
Identifiable assets:
Hotels and restaurants	$644,517	$582,627
Tourist trains and cruises	81,359	79,239

	$725,876	$661,866

(1)
Net of capitalized interest and interest and related income.

    Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2000	1999	1998
Revenue:
Europe	$113,316	$115,551	$106,901
North America	92,488	82,778	70,231
Rest of the world	61,655	43,745	48,699

	$267,459	$242,074	$225,831

	December 31,
	2000	1999
Long-lived assets at book value:
Europe	$224,869	$219,065
North America	185,201	177,499
Rest of the world	205,691	166,236

	$615,761	$562,800

13.  Related party transactions

    For the year ended December 31, 2000, OEH incurred net amounts of $5,419,000 (1999—$5,573,000, 1998—$5,107,000) to SCL and its subsidiaries for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits, office facilities and system and computer services. These were provided under a shared services agreement between OEH and SCL on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement has an initial term of one year and is automatically renewed annually unless terminated by SCL or OEH. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $2,894,000 at December 31, 2000 is included in accounts payable.

    SCL has guaranteed an aggregate principal amount of $236,812,000 of bank loans to OEH outstanding at December 31, 2000 (1999—$260,000,000) including a loan relating to a $7,500,000 bank loan to Charleston Center LLC, owner of Charleston Place Hotel, and a $2,000,000 bank loan to Eastern & Oriental Express Ltd., in both of which OEH has a minority shareholder interest.

14.  Subsequent events (unaudited)

    On January 17, 2001, OEH acquired the Miraflores Park Plaza in Lima, Peru for approximately $17,000,000. The price was paid largely by the assumption of existing debt, with the balance in cash and the issue of notes to the seller. OEH's 50/50 hotel joint venture in Peru has an option to purchase the hotel at cost which, if exercised, will result in OEH becoming the exclusive long-term manager of the hotel.

    In a separate transaction also in January, OEH contracted to acquire in April 2001 the Bora Bora Lagoon Resort in French Polynesia, a hotel managed by OEH, for a cash price of approximately $19,600,000. OEH plans to fund most of the purchase price with bank mortgage finance.

Summary of quarterly earnings (unaudited)

		Quarter ended
	Total	December 31	September 30	June 30	March 31
	(Dollars in thousands)
2000
Revenue	$267,459	$67,136	$71,128	$76,586	$52,609
Earnings from unconsolidated companies	8,936	3,082	2,202	2,218	1,434

	$276,395	$70,218	$73,330	$78,804	$54,043

Earnings before net finance costs	$68,970	$18,713	$18,750	$21,851	$9,656
Net finance costs	(23,005)	(4,895)	(6,542)	(6,308)	(5,260)

Earnings before income taxes	45,965	13,818	12,208	15,543	4,396
Provision for income taxes.	6,000	1,964	1,573	1,948	515

Net earnings on Class A and B common shares	$39,965	$11,854	$10,635	$13,595	$3,881

Net earnings per Class A and B common share:
Basic and diluted	$1.43	$0.38	$0.37	$0.53	$0.15

1999
Revenue	$242,074	$61,913	$64,014	$68,703	$47,444
Earnings from unconsolidated companies	7,008	2,514	1,335	1,677	1,482
Gains on sales of assets and other	3,800	2,500	—	—	1,300

	$252,882	$66,927	$65,349	$70,380	$50,226

Earnings before net finance costs	$62,187	$18,533	$16,199	$18,240	$9,215
Net finance costs	(19,019)	(4,725)	(4,733)	(4,858)	(4,703)

Earnings before tax and cumulative effect of change in accounting principle	43,168	13,808	11,466	13,382	4,512
Provision for income taxes	5,173	1,445	1,584	1,719	425

Earnings before cumulative effect of change in accounting principle	37,995	12,363	9,882	11,663	4,087
Cumulative effect of change in accounting principle	(2,987)	—	—	—	(2,987)

Net earnings on Class A and B common shares	$35,008	$12,363	$9,882	$11,663	$1,100

Net earnings per Class A and B common share:
Basic and diluted:
Earnings before cumulative effect of change in accounting principle	$1.47	$0.48	$0.38	$0.45	$0.16
Cumulative effect of change in accounting principle	(0.12)	$—	—	—	(0.12)

Net earnings	$1.35	$0.48	$0.38	$0.45	$0.04

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

    The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 58	Vice President of the Company; Senior Counsel of Appleby Spurling & Kempe (attorneys)	1994
James B. Hurlock, 67	Partner (retired) of White & Case (attorneys)	2000
J. Robert Lovejoy, 56	Senior Managing Director of Ripplewood Holdings LLC (a private equity investment firm)	2000
Daniel J. O'Sullivan, 62	Senior Vice President—Finance and Chief Financial Officer of SCL	1997
James B. Sherwood, 67	Chairman of the Company	1994
Simon M.C. Sherwood, 40	President of the Company	1994

    The principal occupation of each director during the last five years is that shown in the table except as follows. Mr. Campbell was a Member of Appleby Spurling & Kempe until 1999 and is also a director and Vice President of SCL. Mr. Hurlock was also Chairman of the Management Committee of White & Case 1980-2000 overseeing the firm's worldwide operations. Prior to joining Ripplewood in 2000, Mr. Lovejoy was a Managing Director of Lazard Freres & Co. LLC and a General Partner of the predecessor partnership for over 15 years. Mr. James Sherwood has also been a director and President of SCL since 1974. Mr. Simon Sherwood was Senior Vice President—Leisure of SCL 1997-2000 and was originally appointed Vice President of SCL in 1991, prior to which he was Manager, Strategic Consulting of Boston Consulting Group 1986-1990.

    Mr. Simon Sherwood is the stepson of Mr. James Sherwood.

Executive Officers

    The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 67	Chairman since 1994
Simon M.C. Sherwood, 40	President since 1994
Dean P. Andrews, 48	Vice President—Hotel Operations, North America since 1997
John D. Campbell, 58	Vice President—Bermuda since 1994
Roger V. Collins, 54	Vice President—Technical Services since 2001
Adrian D. Constant, 40	Vice President—Hotel Operations, Europe since 2001
Pippa Isbell, 47	Vice President—Public Relations since 2000
Peter Parrott, 66	Vice President and Treasurer since 1994
James G. Struthers, 37	Vice President—Finance and Chief Financial Officer since 2000
Nicholas R. Varian, 46	Vice President—Tourist Trains and Cruises since 1994
Paul White, 36	Vice President—Hotel Operations, Africa, Australasia and Latin America since 2000
Edwin S. Hetherington, 51	Secretary since 1994

    The principal occupation of each person during the last five years is shown in the table except as follows. The previous experience of Messrs. James Sherwood, Simon Sherwood and Campbell is reported under the heading "Directors" above. Mr. Andrews was with Omni Hotels 1981-1997 working in new hotel development and financial and asset management. An engineer his entire career, Mr. Collins has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, joining the Company's predecessor, Orient-Express Hotels Inc., in 1991. Mr. Constant began his career in the hotel industry in 1983, including Intercontinental and Forte Hotels, and worked for Le Meridien Hotels 1993-2001 ending as Regional Manager for Brazil. Ms. Isbell was appointed a Manager of the Company in 1998 after selling her public relations consultancy she founded in 1987 working in the hospitality industry with Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne. In 1983 after serving as Financial Director of Cunard Line and Grand Metropolitan Hotels, Mr. Parrott joined Orient-Express Hotels Inc., becoming a Vice President in 1990. Mr. Parrott plans to retire from the Company in May 2001. Mr. Struthers is also Vice President—Controller of SCL having joined originally in 1991 as Group Financial Controller and worked briefly 1997-1999 as Finance Director of Eurostar (UK) Ltd. Mr. Varian joined Orient-Express Hotels Inc. in 1985 from P&O Steam Navigation Company and has worked extensively on various cruise and tourist train projects, becoming a Vice President in 1989. Mr. White was previously a Manager of the Company working on hotel financial and operational matters, having joined from Forte Hotels in 1991. Mr. Hetherington is also Vice President, General Counsel and Secretary of SCL having joined Orient-Express Hotels Inc. in 1980.

ITEM 11.    Executive Compensation

    The following table shows the salary and bonus of Mr. Simon Sherwood paid in cash during 2000, and of all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
Simon M.C. Sherwood	President and Director	$480,800
All executive officers as a group (12 persons)		$1,572,100

    The salary and bonus of each of Messrs. James Sherwood, Struthers and Hetherington are not included in the table above because those costs are part of the charges SCL makes to OEH under the services agreement between the two companies described under Item 13—Certain Relationships and Related Transactions below. See also Note 13 to the Financial Statements (Item 8 above).

    Each of Messrs. Hurlock and Lovejoy receives a fee of $2,500 for each meeting of the Board of Directors or a committee thereof which he attends in person, and $1,250 for each meeting attended by conference telephone call. They and Mr. Campbell are also paid director retainer fees at the annual rate of $15,000 each. Aggregate attendance and retainer fees amounted to $35,000 in 2000.

Pensions

    Also under the OEH-SCL services agreement referred to above, executive officers of the Company participate in SCL pension plans at SCL's cost charged to OEH.

    Most executive officers located in the United Kingdom participate in a contributory defined benefit pension plan maintained by SCL for British employees. The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment and their final pensionable compensation, up to a maximum pension of two-thirds of the final pensionable compensation for service of up to 20 years, reduced by pension benefits paid by the British government. A participant's pensionable compensation upon which benefits are based is the greater of (i) the average of the participant's highest three consecutive pensionable salaries during the ten years preceding retirement or (ii) the participant's pensionable salary for the year immediately preceding retirement.

    Prior to 1997, SCL maintained a non-contributory defined benefit pension plan for United States employees, including U.S. officers. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment, up to 21 credited years of service, and 44% of their average annual compensation (i.e., compensation averaged over the five highest consecutive years), plus 13% of the excess of average annual compensation over the amount of Social Security covered compensation. In 1997, SCL froze this defined benefit plan, so that the benefit payable to employees at their normal retirement date will be equal to the benefit that they had earned under the plan as of December 31, 1996. For 1997 and later years, SCL established a defined contribution pension plan for U.S. employees, including officers. This plan has a non-contributory feature under which the amount that SCL contributes to the plan, for each year, is allocated among participating employees in proportion to the amount of their compensation for that year. The amount of the annual contribution is determined by SCL in its discretion. The defined contribution plan also includes a feature that permits employees to contribute amounts out of their compensation (up to $10,500 per employee in 2000).

    Under the defined benefit plans in the U.K. and U.S., currently estimated accrued annual benefits payable to executive officers of the Company amounted to approximately $349,700 at December 31, 2000, and under the defined contribution plan in the U.S., their account balances totalled $266,000 at the same date. See Note 6 to the Financial Statements regarding the U.K. Plan.

2000 Stock Option Plan

    Options to purchase Class A common shares of the Company have been granted to selected directors, executive officers and employees under the Company's 2000 Stock Option Plan, which is administered by the Board of Directors. The plan provides for the award of options to purchase up to 750,000 Class A and B common shares at market value at the time of the award. In general, options become exercisable three years after the date of grant and expire ten years from date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plan.

    During 2000, options to purchase an aggregate of 389,000 Class A shares were granted to directors and executive officers of the Company, and all of these were outstanding at December 31, 2000. See Note 10 to the Financial Statements.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Five Percent Shareholders

    The following table contains information concerning the beneficial ownership of the Company's Class A common shares and Class B common shares by the only persons known to OEH to own beneficially more than 5% of the outstanding shares of either class.

Name and Address	No. of Class A and Class B Shares	Percent of Class A Shares		Percent of Class B Shares
Sea Containers Ltd.(1) 41 Cedar Avenue Hamilton HM EX Bermuda	37,444,478	76.5%	(2)	100.0%
Putnam Investments LLC(3) One Post Office Square Boston, Massachusetts 02109	2,654,738	9.3%		—

(1)
SCL has sole voting and investment power with respect to 16,940,601 Class A shares and 20,503,877 Class B shares, subject to the call right of an OEH subsidiary to purchase approximately 18,044,478 Class B shares under the share owning subsidiaries restructuring agreement described under Note 9(d) to the Financial Statements (Item 8 above) and Item 13—Certain Relationships and Related Party Transactions below.

(2)
The percentage of Class A shares shown is based on the 28,440,601 Class A shares outstanding on March 15, 2001, plus the Class A shares issuable upon conversion of the 20,503,877 Class B shares beneficially owned by SCL.

(3)
The information with respect to Putnam Investments LLC ("Putnam") relates only to Class A shares and is derived from its Schedule 13G report as of December 31, 2000 filed with the Securities and Exchange Commission. The report states that Putnam is a parent holding company of two registered investment advisors, and that it has shared investment power with respect to 2,654,738 Class A shares.

Directors and Executive Officers

    The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group. Each person has sole voting and investment power with respect to his or her shares. Each holding and the total are less than 1% of the Class A shares outstanding.

Name	No. of Class A Shares
D.P. Andrews	1,000
J.D. Campbell	1,000
R.V. Collins	—
A.D. Constant	—
E.S. Hetherington	1,000
J.B. Hurlock	1,000
P. Isbell	650
J.R. Lovejoy	5,000
D.J. O'Sullivan	—
P. Parrott	—
J.B. Sherwood	132,300
S.M.C. Sherwood	10,100
J.G. Struthers	—
N.R. Varian	600
P. White	1,000
All directors and executive officers as a group (15 persons)	153,650

Voting Control of the Company

    The following table lists the voting power held by the known beneficial owners of more than 5% of the outstanding Class A shares or Class B common shares of the Company and all directors and executive officers as a group.

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power
SCL	16,940,601	20,503,877	95.1%
Putnam	2,654,738	—		(1)
All directors and executive officers as a group (15 persons)	153,650	—		(1)

(1)
Less than 1%.

    In general the holders of Class A and B common shares of the Company vote together as a single class on most matters submitted to general meetings of shareholders, with holders of Class B shares having one vote per share and holders of Class A shares having one-tenth of a vote per share. Each Class B share is convertible at any time into one Class A share. In all other material respects, the Class A and B shares are identical and are treated as a single class of common shares.

    As described in Note 9(d) to the Financial Statements and Item 13—Certain Relationships and Related Transactions below, OEH and SCL are parties to a share owning subsidiaries restructuring agreement pursuant to which four SCL subsidiaries owning Class B common shares of SCL have become OEH subsidiaries. If the spinoff distribution of shares of the Company to SCL shareholders occurs as planned and in certain other circumstances under the share owning subsidiaries restructuring agreement, these four OEH subsidiaries will acquire approximately 18,044,478 Class B shares of the Company representing about 77% of the combined voting power of Class A and B shares of the Company. Under Bermuda law, the shares to be owned by these four subsidiaries will be deemed to be outstanding and may be voted by the subsidiaries.

    With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire OEH without the consent of the Company's board of directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for "business combination" transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have antitakeover effects. See Note 9(c) to the Financial Statements. Although OEH believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company's board of directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

ITEM 13.    Certain Relationships and Related Transactions

    Mr. James Sherwood owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by an OEH subsidiary. OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood's option in the case of a proposed cash sale, the offered sale price. In addition, SCL has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of SCL occurs. SCL and OEH plan to amend this option if the spinoff distribution of the Company's shares to SCL shareholders occurs, to apply thereafter to a change in control of the Company.

    Mr. James Sherwood and the OEH subsidiary which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the rates paid by hotel guests for use of the apartment. In 2000, the hotel paid Mr. Sherwood $122,000 for the use of his apartment. Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment. To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

    The law firm of Appleby Spurling & Kempe, to which Mr. Campbell is Senior Counsel, renders legal services to OEH.

Agreements with Sea Containers Ltd.

    In connection with the initial public offering of the Company's shares in August 2000 and in anticipation of the spinoff distribution by SCL of the Company's shares to SCL shareholders, OEH and SCL entered into the following agreements:

  Services Agreement

    SCL and OEH have entered into a shared services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits and information technology. OEH also occupies space in offices leased by various SCL subsidiaries in London and overseas. For these services, SCL charges OEH on the basis of a monthly fee plus reimbursements approximating the costs of SCL in providing the services. OEH may terminate these arrangements on one year's notice and has the right to verify the charges made by SCL. In 2000, SCL charged OEH $5,419,000 under this agreement. See Note 13 to the Financial Statements (Item 8 above).

  Tax Sharing Agreement

    OEH has entered into a tax sharing agreement with SCL that allocates responsibilities for tax matters between the two companies for periods prior to the spinoff distribution of Company shares to shareholders of SCL. In general, OEH is responsible for taxes of itself and its subsidiaries after the separation from SCL, and SCL has agreed to indemnify OEH for all taxes attributable to the separation itself.

    The tax sharing agreement assigns primary responsibility to SCL for OEH tax returns on a combined or unitary basis with SCL. OEH is required to pay the amount of tax that would be owed if it filed separately from SCL. In the United States, some SCL subsidiaries are included in consolidated federal income tax returns filed by OEH subsidiaries. The tax sharing agreement provides that OEH retains primary responsibility for these returns and that SCL's share of the taxes due on these returns is the amount that would be payable if it filed separately from OEH.

    In the United Kingdom, losses of one company may be transferred to another company under common control. The tax sharing agreement provides that one company may, until the separation of OEH from SCL, require the other to surrender losses to it, in return for a payment equal to the amount of taxes thereby avoided by it.

    In the event of a redetermination of taxes, a recomputation is made of payments due under the tax sharing agreement, and further payment or reimbursement is required. Each member of a consolidated group is jointly liable for the group's federal income tax liability. Accordingly, OEH could be required to pay a deficiency in the group's federal income tax liability even if the tax sharing agreement allocates that liability to SCL. Similarly, if a tax loss surrendered by SCL to OEH is subsequently disallowed, OEH will be liable to the tax authorities for the tax deficiency. In both cases, OEH will merely have a claim for reimbursement against SCL under the tax sharing agreement.

    The tax sharing agreement also assigns responsibility for administrative matters such as the filing of returns, retention of records and conduct of audits, examinations and similar proceedings.

  Share Owning Subsidiaries Restructuring Agreement

    SCL and OEH have entered into a share owning subsidiaries restructuring agreement pursuant to which four subsidiaries of OEH, at the time of the spinoff distribution of shares of the Company to shareholders of SCL, will become the record owners of approximately 18,044,478 Class B common shares of the Company, thereby providing OEH with an ownership structure very similar to that of SCL. The four subsidiaries of OEH currently own 12,900,000 Class B common shares of SCL. In a takeover of OEH, this structure may assist in maximizing the value shareholders of the Company receive in the takeover transaction. Also, this agreement will operate to eliminate any cross-shareholdings in the Company and SCL by their respective subsidiaries that might otherwise arise because of the spinoff distribution. Under applicable U.S. tax rules, SCL may not hold any shares of the Company following the spinoff in order for the spinoff to qualify as a tax-free distribution to U.S. shareholders of SCL.

    Under this agreement, SCL has transferred to the Company the shares of the four subsidiaries which own Class B common shares of SCL, and SCL continues to hold all of the Class B common shares of the Company. This agreement also provides that in the event that the spinoff distribution of the shares of the Company is not consummated, a share owning subsidiary of OEH will have the right, commencing not later than July 2002 and continuing to July 2005, to buy from SCL for a price of $.01 per share up to approximately 18,044,478 Class B common shares of the Company. The agreement also grants to an SCL subsidiary for the same period the right to buy from the four share owning subsidiaries of OEH, for a price of $.01 per share, all of the Class B common shares of SCL owned by those subsidiaries. Such rights must be exercised immediately upon the spinoff distribution or, at the latest, in July 2005. Pending the exercise of the rights, the four share owning subsidiaries of OEH agree to waive any dividends or distributions, other than the spinoff distribution, on Class B common shares of SCL, and they must vote their Class B common shares of SCL as an SCL subsidiary directs. See also Note 9(d) to the Financial Statements.

    The effect of the exercise of such rights will be to place 88% of the Company's Class B common shares, or about 77% of the combined voting power of the Class A and Class B common shares of the Company, in the hands of OEH subsidiaries. Under Bermuda law, common shares of the Company owned by its subsidiaries will be deemed to be outstanding and may be voted by those subsidiaries.

  Noncompete Agreement

    SCL has undertaken to OEH not to own an interest in or manage any luxury hotel or luxury restaurant, other than any luxury hotel or luxury restaurant operated in conjunction with SCL's passenger ferry and rail services, for a period of five years ending in August 2005.

  Indemnity Agreement

    SCL has agreed to indemnify and hold harmless OEH, its directors and officers and its subsidiaries from and against any losses, claims, damages or liabilities relating to any declaration of default, legal proceedings or other claim by or on behalf of the holders of SCL's public notes arising from the initial public offering of shares of the Company in August 2000 or any spinoff distribution of shares of the Company to shareholders of SCL. This indemnity does not extend to third parties such as shareholders of the Company, and applies only to claims made prior to August 2001. It does apply to the litigation described in Item 3—Legal Proceedings above and in Note 11(b) to the Financial Statements.

PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as a part of this report.

Page Number
1. Financial Statements
Independent auditors' report	•
Consolidated financial statements—years ended December 31, 2000, 1999 and 1998	•
Balance sheets (December 31, 2000 and 1999)	•
Operations	•
Cash flows	•
Shareholders' equity	•
Notes	•

2.  Financial Statement Schedules

    Schedule II—Valuation and qualifying accounts (years ended December 31, 2000, 1999 and 1998).

3.  Exhibits

Exhibit No.	Incorporated by Reference to	Description
3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030.	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Bye-Laws of Orient-Express Hotels Ltd.
4.1	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Schedule 1 to Bye-Laws of Orient-Express Hotels Ltd. (included in Exhibit 3.2).
4.2	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030.	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000.
10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2	Exhibit 28(b) to Form 8-K Report dated February 10, 1989 of Orient-Express Hotels Inc. (File No. 1-6066).	Agreement Regarding Hotel Cipriani Interests dated January 27, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Hotel Cipriani S.p.A.
10.3	Exhibit 10(e) to 1989 Form 10-K Report of Sea Containers Ltd. (File No. 1-7560).	Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated August 22, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Sea Containers America Inc.
10.4	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.5	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.

10.6	Exhibit 2.2 to Form S-1 Registration Statement No. 333-12030.
Share Owning Subsidiaries Restructuring Agreement dated July 21, 2000 among Sea Containers Ltd., Sea Containers Holdings Ltd., Sea Containers House Ltd., The Marine Container Insurance Co. Ltd., Sea Containers Asia Ltd., Contender 2 Ltd. and Orient-Express Hotels Ltd.
10.7	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.8	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.9	Exhibit 2.6 to Form S-1 Registration Statement No. 333-12030.	Indemnity Agreement dated August 1, 2000 between Orient-Express Hotels Ltd. and Sea Containers Ltd.
11		Statement re computation of per share earnings.
21		Subsidiaries of Orient-Express Hotels Ltd.

    OEH did not enter into any other agreement in 2000 for long-term debt under which an amount of securities exceeding 10% of the total assets of OEH was issued. The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

(b)  Reports on Form 8-K.

    No report on Form 8-K was filed during the fourth quarter of 2000.

Orient-Express Hotels Ltd. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2000:
Allowance for doubtful accounts	$372,000	$128,000	$(22,000	)(2)	$56,000	(1)	$422,000

Year ended December 31, 1999:
Allowance for doubtful accounts	$397,000	$15,000	$(49,000	)(2)	$23,000	(1)	$372,000

			32,000	(3)
Year ended December 31, 1998:
Allowance for doubtful accounts	$370,000	$41,000	$18,000	(2)	$107,000	(1)	$397,000

			75,000	(3)

(1)
Bad debts written off—net of recoveries.

(2)
Foreign currency translation adjustments.

(3)
Acquisition of subsidiary companies.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001

ORIENT-EXPRESS HOTELS LTD.
By:	/s/ S.M.C. SHERWOOD Simon M.C. Sherwood President (Principal Executive Officer)
By:	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2001

Name	Title
/s/ J.D. CAMPBELL John D. Campbell	Director
/s/ J.B. HURLOCK James B. Hurlock	Director
/s/ J.R. LOVEJOY J. Robert Lovejoy	Director
/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan	Director
/s/ J.B. SHERWOOD James B. Sherwood	Director
/s/ S.M.C. SHERWOOD Simon M.C. Sherwood	Director

ORIENT-EXPRESS HOTELS LTD.

Exhibit Index

Exhibit No.	Incorporated by Reference to	Description
3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030.	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Bye-Laws of Orient-Express Hotels Ltd.
4.1	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Schedule 1 to Bye-Laws of Orient-Express Hotels Ltd. (included in Exhibit 3.2).
4.2	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030.	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000.
10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2	Exhibit 28(b) to Form 8-K Report dated February 10, 1989 of Orient-Express Hotels Inc. (File No. 1-6066).	Agreement Regarding Hotel Cipriani Interests dated January 27, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Hotel Cipriani S.p.A.
10.3	Exhibit 10(e) to 1989 Form 10-K Report of Sea Containers Ltd. (File No. 1-7560).	Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated August 22, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Sea Containers America Inc.
10.4	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.5	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.6	Exhibit 2.2 to Form S-1 Registration Statement No. 333-12030.	Share Owning Subsidiaries Restructuring Agreement dated July 21, 2000 among Sea Containers Ltd., Sea Containers Holdings Ltd., Sea Containers House Ltd., The Marine Container Insurance Co. Ltd., Sea Containers Asia Ltd., Contender 2 Ltd. and Orient-Express Hotels Ltd.
10.7	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.8	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.9	Exhibit 2.6 to Form S-1 Registration Statement No. 333-12030.	Indemnity Agreement dated August 1, 2000 between Orient-Express Hotels Ltd. and Sea Containers Ltd.
11		Statement re computation of per share earnings.
21		Subsidiaries of Orient-Express Hotels Ltd.

QuickLinks

ITEM 1. Business
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Exhibit Index