Form 10-Q
period 2001-03-31
ORIENT EXPRESS HOTELS LTD
filed 2001-05-14
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-16017

ORIENT-EXPRESS HOTELS LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0223493 (I.R.S. Employer Identification No.)
41 Cedar Avenue P.O. Box HM 1179 Hamilton HMEX, Bermuda (Address of principal executive officers)	(Zip Code)

441-295-2244
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 30, 2001, 28,440,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by subsidiaries of Orient-Express Hotels Ltd. and 16,940,601 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Assets
Cash	$23,398	$15,889
Accounts receivable, net of allowances of $387 and $422	54,966	45,600
Inventories	16,096	15,950

Total current assets	94,460	77,439

Property, plant and equipment, less accumulated depreciation of $72,674 and $71,159	541,233	548,788
Investments	74,257	66,973
Intangible assets	30,200	30,423
Other assets	2,305	2,253

	$742,455	$725,876

Liabilities and Shareholders' Equity
Working capital facilities	$11,365	$6,348
Accounts payable	21,992	15,962
Accrued liabilities	31,175	28,556
Deferred revenue	11,912	9,043
Current portion of long-term debt	54,318	53,722

Total current liabilities	130,762	113,631
Long-term debt	223,959	223,051
Deferred income taxes	4,986	5,456

	359,707	342,138

Minority interest	5,124	5,021

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,440,601	284	284
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	228,862	228,862
Retained earnings	178,291	173,399
Accumulated other comprehensive income	(29,837)	(23,852)
Less: reduction due to class B common shares owned by subsidiaries— 18,044,478	(181)	(181)

Total shareholders' equity	377,624	378,717

Commitments	—	—

	$742,455	$725,876

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	Three months ended March 31,
	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$55,707	$52,609
Earnings from unconsolidated companies	2,204	1,434

	57,911	54,043

Expenses:
Depreciation and amortization	3,929	3,547
Operating	26,269	23,679
Selling, general and administrative	17,036	17,161

Total expenses	47,234	44,387

Earnings from operations before net finance costs	10,677	9,656
Interest expense, net	(5,096)	(5,266)
Interest and related income	(15)	6

Net finance costs	(5,111)	(5,260)

Earnings before income taxes	5,566	4,396
Provision for income taxes	674	515

Net earnings	$4,892	$3,881

Net earnings per class A and class B common share:
Basic and diluted	$0.16	$0.15

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended March 31,
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$4,892	$3,881

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,929	3,547
Undistributed (earnings)/losses of affiliates and other non-cash items	(975)	(820)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable	(7,550)	(1,482)
Increase in inventories	(782)	(859)
Increase in accounts payable	7,555	4,400

Total adjustments	2,177	4,786

Net cash provided by operating activities	7,069	8,667

Cash flows from investing activities:
Capital expenditures	(10,177)	(10,680)
Acquisitions and investments, net of cash acquired	(6,992)	(42,992)
Proceeds from sale of fixed assets and other	16	43

Net cash used in investing activities	(17,153)	(53,629)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	5,589	5,098
Issuance of long-term debt	25,431	53,243
Principal payments under long-term debt	(12,875)	(5,840)
Movement in SCL investment	—	(8,522)

Net cash provided by financing activities	18,145	43,979

Total cash flows	8,061	(983)
Effect of exchange rate changes on cash	(552)	(100)

Net increase/(decrease) in cash	7,509	(1,083)
Cash at beginning of period	15,889	11,143

Cash at end of period	$23,398	$10,060

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Held by Subsidiaries	Total Comprehensive Income
	(Dollars in thousands)
Balance, January 1, 2001	$284	$205	$228,862	$173,399	$(23,852)	$(181)
Comprehensive income:
Net earnings on common shares for the period				4,892			$4,892
Other comprehensive income (loss)					(5,985)		(5,985)

Balance, March 31, 2001	$284	$205	$228,862	$178,291	$(29,837)	$(181)	$(1,093)

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of financial statement presentation

(a) Accounting policies

    Orient-Express Hotels Ltd. (the "Company") is a majority-owned subsidiary of Sea Containers Ltd. ("SCL"). The Company and its subsidiaries are referred to collectively as "OEH".

    For a description of significant accounting policies and basis of presentation, see Notes 1 and 13 to the consolidated financial statements in the 2000 Form 10-K annual report.

    In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2001 and 2000, which are all of a normal recurring nature, have been reflected in the information provided.

(b) Net earnings per share

    The number of shares used in computing basic and diluted earnings per share was as follows:

	Three months ended March 31,
	2001	2000
	(In thousands)
Basic	30,900	25,900
Diluted	30,911	25,900

(c) Accounting change

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires OEH to record all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) in shareholders' equity and are recognized in the statement of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in earnings.

    The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,239,000 in accumulated other comprehensive income (loss) as of January 1, 2001. For the three months ended March 31, 2000, the change in the fair market value of derivative instruments resulted in a charge to other comprehensive income (loss) of $495,000.

    The components of comprehensive income (loss) are as follows:

	Three months ended March 31,
	2001	2000
	(Dollars in thousands)
Net earnings on common shares	$4,892	$3,881
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,604)	(1,944)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	(1,239)	—
Changes in fair value of derivatives	(495)	—
(Gains)/losses reclassified into earnings from other comprehensive income, net	353	—

Comprehensive (loss) income	$(1,093)	$1,937

2. Acquisitions and investments

    On January 17, 2001, OEH acquired the Miraflores Park Plaza in Lima, Peru for approximately $17,000,000. The price was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller. OEH's 50/50 hotel joint venture in Peru has an option to purchase the hotel at cost which, when exercised, will result in OEH becoming the exclusive long-term manager of the hotel. The results of the operation have been included in the consolidated financial results of OEH from the date of acquisition.

3. Property, plant and equipment

    The major classes of real estate and other fixed assets are as follows:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Freehold and leased land and buildings	$432,113	$437,094
Machinery and equipment	104,002	104,335
Fixtures, fittings and office equipment	61,674	62,400
River cruiseship	16,118	16,118

	613,907	619,947
Less: accumulated depreciation	72,674	71,159

	$541,233	$548,788

    At March 31, 2001 and December 31, 2000, the balance for machinery and equipment under capital lease was $1,686,000 (December 31, 2000—$1,877,000) and for fixtures and fittings under capital lease was $342,000 (December 31, 2000—$247,000). Accumulated depreciation related to assets under capital lease at March 31, 2001 was $402,000 (December 31, 2000—$441,000).

4. Long-term debt

    Long-term debt consists of the following:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 6.47 and 6.94 percent, respectively, primarily based on LIBOR	$276,903	$274,852
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 7.30 and 8.50 percent, respectively, based on LIBOR	532	1,062
Obligations under capital lease	842	859

	278,277	276,773
Less: current portion	54,318	53,722

	$223,959	$223,051

    The following is a summary of the aggregate maturities of long-term debt, excluding obligations under capital leases, at March 31, 2001:

Year ending December 31,
(Dollars in thousands)

Remainder of 2002	$42,386
2003	21,578
2004	85,626
2005	29,215
2006 and thereafter	44,633

$223,438

    The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5. Income taxes

    Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consisted of the following:

	Three months ended March 31, 2001
	Current	Deferred	Total
	(Dollars in thousands)
United States	$309	$150	$459
Other foreign	707	(492)	215

	$1,016	$(342)	$674

	Three months ended March 31, 2000
	Current	Deferred	Total
	(Dollars in thousands)
United States	$342	$200	$542
Other foreign	963	(990)	(27)

	$1,305	$(790)	$515

    The Company is incorporated in Bermuda, which does not impose an income tax. OEH's effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities:

	March 31, 2001	December 31, 2000
	(Dollars in thousands)
Gross deferred tax assets (operating loss carry forwards).	$41,979	$40,871
Less: Valuation allowance	(25,540)	(25,063)

Net deferred tax assets	16,439	15,808
Deferred tax liabilities	(21,425)	(21,264)

Net deferred tax liabilities	$(4,986)	$(5,456)

    The deferred tax assets consist primarily of tax loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets versus the adjusted basis as reflected in the financial statements.

6. Supplemental cash flow information

	Three months ended March 31,
	2001	2000
	(Dollars in thousands)
Cash paid for:
Interest	$4,647	$4,646
Income taxes	$2,281	$2,396

7. Commitments

    Outstanding contracts to purchase fixed assets were approximately $25,000,000 at March 31, 2001 (December 31, 2000—$32,000,000).

8. Information concerning financial reporting for segments and operations in different geographical areas

    As reported in the Company's 2000 Form 10-K annual report, OEH has two business segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows:

	Three months ended March 31,
	2001	2000
	(Dollars in thousands)
Revenue:
Hotels and restaurants	$49,789	$47,277
Tourist trains and cruises	5,918	5,332

	$55,707	$52,609

Earnings from unconsolidated companies:
Hotels and restaurants	$1,470	$1,213
Tourist trains and cruises	734	221

	$2,204	$1,434

Depreciation and amortization:
Hotels and restaurants	$3,418	$3,105
Tourist trains and cruises	511	442

	$3,929	$3,547

Earnings/(losses) from operations before net finance costs:
Hotels and restaurants	$13,343	$13,012
Tourist trains and cruises	(365)	(992)

	12,978	12,020
Central selling, general and administrative costs	(2,301)	(2,364)

	10,677	9,656
Net finance costs(1)	(5,111)	(5,260)

Earnings before income taxes	5,566	4,396
Provision for income taxes	674	515

Net earnings	$4,892	$3,881

Capital expenditure:
Hotels and restaurants	$9,458	$8,034
Tourist trains and cruises	719	2,646

	$10,177	$10,680

	March 31, 2001	December 31, 2000
Identifiable assets:
Hotels and restaurants	$659,510	$644,517
Tourist trains and cruises	82,945	81,359

	$742,455	$725,876

(1)
Net of capitalized interest and interest and related income.

    Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended March 31,
	2001	2000
	(Dollars in thousands)
Revenue:
Europe	$12,810	$12,603
North America	24,940	24,686
Rest of the world	17,957	15,320

	$55,707	$52,609

	March 31, 2001	December 31, 2000
Long-lived assets, at book value:
Europe	$223,153	$224,869
North America	185,612	185,201
Rest of the world	206,725	205,691

	$615,490	$615,761

9. Related party transactions

    For the three months ended March 31, 2001, OEH paid subsidiaries of SCL $1,406,000 (2000—$1,374,000) for the provision of various services provided under a shared services agreement between OEH and SCL. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $4,300,000 at March 31, 2001 is included in accounts payable.

    SCL has guaranteed an aggregate principal amount of $215,688,000 of bank loans to OEH outstanding at March 31, 2001 (December 31, 2000—$236,812,000), including a bank loan of $7,500,000 to Charleston Center LLC, owner of Charleston Place Hotel, and a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has minority shareholder interests.

10. Subsequent event (unaudited)

    On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH plans to fund most of the purchase price with bank mortgage finance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

    OEH's operating results for the three months ended March 31, 2001 and March 31, 2000, expressed as a percentage of revenue, were as follows:

	Three months ended March 31,
	2001	2000
Revenue:
Hotels and restaurants	89%	90%
Tourist trains and cruises	11	10

	100	100
Expenses:
Depreciation and amortization	7	7
Operating	45	43
Selling, general and administrative	29	32
Net finance costs	9	10

Earnings before income taxes	10	8
Provision of income taxes	2	1

Net earnings as a percentage of total revenue	8%	7%

    The revenues and earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the three months ended March 31, 2001 and March 31, 2000 are analyzed as follows:

	Three months ended March 31,
	2001	2000
	(Dollars in millions)
Revenue:
Owned Hotels:
Europe	$9.1	$9.3
North America	19.3	18.6
Rest of the world	15.5	12.9
Hotel management interests	2.5	2.4
Restaurants	4.8	5.2
Tourist trains and cruises	6.7	5.6

Total	$57.9	$54.0

EBITDA:
Owned Hotels:
Europe	$(0.1)	$(0.3)
North America	7.3	7.6
Rest of the world	6.1	5.1
Hotel management interests	2.5	2.4
Restaurants	1.0	1.4
Tourist trains and cruises	0.1	(0.6)
Central overheads	(2.3)	(2.4)

Total EBITDA	$14.6	$13.2

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

Revenue

    Total revenue, including earnings from unconsolidated companies, increased by $3.9 million, or 7%, from $54.0 million in the three months ended March 31, 2000 to $57.9 million in the three months ended March 31, 2001. Hotels and restaurants revenue increased by $2.8 million, or 6%, from $48.5 million in the three months ended March 31, 2000 to $51.3 million in the three months ended March 31, 2001, and tourist trains and cruises increased by $1.1 million, or 20%, from $5.6 million for the three months ended March 31, 2000 to $6.7 million for the three months ended March 31, 2001.

    The revenue increase for hotels and restaurants was primarily due to an increase at OEH's owned hotels of $3.0 million, or 7%, from $41.0 million in the three months ended March 31, 2000 to $44.0 million in the three months ended March 31, 2001. This increase is analyzed regionally as follows:

    Europe.  Seasonally this is the lowest quarter for the European hotels. Revenue decreased by $0.2 million from $9.3 million for the three months ended March 31, 2000 to $9.1 million for the three months ended March 31, 2001. The reported revenues were impacted by the weaker European euro against the U.S. dollar in the first quarter of 2001 against the prior year period as the European hotels' revenues are earned in currencies linked with the euro. REVPAR on a comparable basis increased by 6% in local currencies in the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

    North America.  Revenue increased by $0.7 million, or 4%, from $18.6 million in the three months ended March 31, 2000 to $19.3 million in the three months ended March 31, 2001. On a comparable basis, revenue decreased by $0.5 million, or 4%. This was primarily at the Windsor Court. The revenues at La Samanna are not comparable as the property was closed for part of the first quarter of 2000 following hurricane damage.

    Rest of the World.  Revenue increased by $2.6 million, or 20%, from $12.9 million in the three months ended March 31, 2000 to $15.5 million in the three months ended March 31, 2001 primarily as a result of the acquisition of the Observatory and Lilianfels Hotels in 2000. Revenue on a comparable basis decreased by $0.7 million, or 6%, which was entirely due to the South African properties which were impacted by the weakening of the South African rand, in which the hotels price their rooms, against the U.S. dollar by over 20% in the first quarter of 2001 over the prior year period.

Depreciation and Amortization

    Depreciation and amortization increased by $0.4 million, or 11%, from $3.5 million in the three months ended March 31, 2000 to $3.9 million in the three months ended March 31, 2001. This increase was primarily attributed to the effect of acquisitions made in 2000.

Operating Expenses

    Operating expenses increased by $2.6 million, or 11%, from $23.7 million in the three months ended March 31, 2000 to $26.3 million in the three months ended March 31, 2001. The increase was due to the new properties acquired in 2000 and the effects of inflation, partially offset by the translation of the operating costs of the European owned hotels whose operating costs are largely derived in euro denominated currencies. The weakening of the euro against the U.S. dollar favorably impacted the reported U.S. dollar operating costs of these hotels compared to the three months ended March 31, 2000.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses decreased by $0.1 million due to the impact of the weakening of the euro and translation of euro denominated costs on OEH's European hotels, partly offset by the new properties acquired in 2000.

Earnings from Operations

    Earnings from operations increased by $1.0 million, or 11%, from $9.7 million in the three months ended March 31, 2000 to $10.7 million in the three months ended March 31, 2001. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs decreased by $0.1 million primarily due to repayment of debt out of the proceeds of the Company's initial public offering of shares in August 2000, partly offset by increases in debt relating to capital expenditures and acquisitions financed in 2000.

Taxes on Income

    The provision for income taxes increased by $0.2 million, or 30%, from $0.5 million in the three months ended March 31, 2000 to $0.7 million in the three months ended March 31, 2001. OEH is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase of $0.2 million was due to increased profitability of these subsidiaries.

Net Earnings

    Net earnings increased by $1.0 million, or 26%, from $3.9 million in the three months ended March 31, 2000 to $4.9 million in the three months ended March 31, 2001. Net earnings represents earnings from operations less net finance costs and provision for income taxes.

Liquidity and Capital Resources

Working Capital

    OEH had cash of $23.4 million at March 31, 2001, a $7.5 million increase from $15.9 million at December 31, 2000. At March 31, 2001 and December 31, 2000, the undrawn amounts available to OEH under its short-term lines of credit were $8.0 million and $12.3 million, respectively. In addition, following the refinancing of the American properties referred to below, there were additional facilities of $61.5 million. Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $36.3 million at March 31, 2001, an increase in the working capital deficit of $0.1 million from a deficit of $36.2 million at December 31, 2000. The overall decrease in working capital was comprised of the following:

  •
  an increase in current assets of $17.0 million, of which $9.4 million was due to increased accounts receivable, $0.1 million to increases in inventories which largely arose from acquisitions made in 2000 and an increase in cash of $7.5 million;

  •
  an increase in current liabilities of $16.5 million, of which $8.6 million was due to accounts payable and accrued liabilities; and

  •
  an increase in the current portion of long-term debt of $0.6 million.

    OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not the most appropriate measure of liquidity.

Cash Flow

    Operating Activities:  Net cash provided by operating activities decreased by $1.6 million to $7.1 million for the three months ended March 31, 2001, from cash provided by operating activities of $8.6 million for the three months ended March 31, 2000.

    Investing Activities:  Cash used in investing activities decreased by $36.5 million to $17.2 million for the three months ended March 31, 2001, compared to $53.6 million for the three months ended March 31, 2000. The principal component of this decrease was a $36.0 million decrease in acquisitions during the period from $43.0 million to $7.0 million. The expenditure on acquisitions in the three months ended March 31, 2000 included $40.0 million related to the purchase of the Observatory and Lilianfels Hotels in Australia.

    Financing Activities:  Cash provided from financing activities for the three months ended March 31, 2001 was $18.1 million compared to cash provided from financing activities of $44.0 million for the three months ended March 31, 2000, a decrease of $25.9 million. This was primarily due to a reduction in the issuance of long term debt resulting from the acquisitions. OEH raised net proceeds of $85.5 million from the initial public offering of its shares in August 2000. The proceeds of this offering were used to repay debt secured on three hotels (Windsor Court, Keswick Hall and Inn at Perry Cabin) and a restaurant ('21' Club). Keswick Hall, the Inn at Perry Cabin and the '21' Club were refinanced during the first quarter of 2001 with a $35 million facility. The refinancing of the Windsor Court was completed early in the second quarter of 2001 with a $52 million facility.

    Capital Commitments:  There were $25.0 million of capital commitments outstanding as of March 31, 2001, including the acquisition of the Bora Bora Lagoon Resort completed early in the second quarter of 2001 for $19.6 million.

Indebtedness

    At March 31, 2001, OEH had $278.3 million of consolidated long-term debt, including the current portion, which is payable over periods of one to 12 years with a weighted average interest rate of 6.47%. See Note 4 to the Financial Statements regarding the maturity of long-term debt. Approximately 45% of the outstanding principal was drawn in European euros at March 31, 2001, and the balance primarily drawn in U.S. dollars. At March 31, 2001, OEH had the equivalent of $103 million of floating rate euro debt which had been swapped into fixed rate euro debt which will convert back to floating rates in September 2002. At March 31, 2001, all other borrowings of OEH were in floating interest rates.

Liquidity

    OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At March 31, 2001, OEH had capital commitments of $25.0 million relating to a number of projects including the acquisition of the Bora Bora Lagoon Resort for $19.6 million completed in April 2001. OEH expects to have available cash from operations, the proceeds from refinancing the assets referred to above, and other sources of debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

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

    The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($103 million at March 31, 2001). If interest rates increased by ten percent with respect to remaining floating rate debt, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.2 million based on borrowings at

March 31, 2001. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap at March 31, 2001 was $103 million.

    The market risk relating to foreign currencies and its effects have not changed materially during the first quarter of 2001 from those described in the Company's 2000 Form 10-K report.

RECENT ACCOUNTING PRONOUNCEMENTS

    For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1(c) to the Financial Statements.

PART II

ITEM 1. Legal Proceedings

    As reported in Note 11(b) of the financial statements of the Company included in its Form 10-K annual report for the year ended December 31, 2000, the Company has been named defendant in a lawsuit by holders of four series of publicly traded senior notes of Sea Containers Ltd. There was no significant development in that lawsuit during the first quarter of 2001. Other than this noteholder litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  3.1
  —  Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

  3.2
  —  Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

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

Dated: May 11, 2001

QuickLinks

PART I
PART II
  ITEM 1. Legal Proceedings
  ITEM 6. Exhibits and Reports on Form 8-K