Form 10-Q
period 2001-06-30
ORIENT EXPRESS HOTELS LTD
filed 2001-08-10
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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

Yes /x/  No / /

    As of July 31, 2001, 28,440,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by subsidiaries of Orient-Express Hotels Ltd. and 16,940,601 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2001	December 31, 2000
	(Dollars in thousands)
Assets
Cash and cash equivalents	$34,043	$15,889
Accounts receivable, net of allowances of $431 and $422	46,730	45,600
Inventories	16,823	15,950

Total current assets	97,596	77,439

Property, plant and equipment, less accumulated depreciation of $75,298 and $71,159	571,157	548,788
Investments	86,109	66,973
Intangible assets	29,976	30,423
Other assets	1,998	2,253

	$786,836	$725,876

Liabilities and Shareholders' Equity
Working capital facilities	$7,213	$6,348
Accounts payable	18,961	15,962
Accrued liabilities	33,386	28,556
Deferred revenue	10,690	9,043
Current portion of long-term debt	38,135	53,722

Total current liabilities	108,385	113,631
Long-term debt	280,027	223,051
Deferred income taxes	4,208	5,456

	392,620	342,138

Minority interest	5,187	5,021

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,440,601	284	284
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	228,862	228,862
Retained earnings	192,706	173,399
Accumulated other comprehensive loss	(32,847)	(23,852)
Less: reduction due to class B common shares owned by subsidiaries—18,044,478	(181)	(181)

Total shareholders' equity	389,029	378,717

Commitments	—	—

	$786,836	$725,876

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations

	Three months ended June 30,
	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$74,266	$76,586
Earnings from unconsolidated companies	2,431	2,218

	76,697	78,804

Expenses:
Depreciation and amortization	4,095	3,874
Operating	34,063	35,533
Selling, general and administrative	17,786	17,546

Total expenses	55,944	56,953

Earnings from operations before net finance costs	20,753	21,851
Interest expense, net	(5,396)	(6,320)
Interest and related income	762	12

Net finance costs	(4,634)	(6,308)

Earnings before income taxes	16,119	15,543
Provision for income taxes	1,704	1,948

Net earnings	$14,415	$13,595

Net earnings per class A and class B common share:
Basic and diluted	$0.47	$0.53

See notes to consolidated financial statements.

	Six months ended June 30,
	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$129,973	$129,195
Earnings from unconsolidated companies	4,635	3,652

	134,608	132,847

Expenses:
Depreciation and amortization	8,024	7,421
Operating	60,332	59,212
Selling, general and administrative	34,822	34,707

Total expenses	103,178	101,340

Earnings from operations before net finance costs	31,430	31,507
Interest expense, net	(10,492)	(11,586)
Interest and related income	747	18

Net finance costs	(9,745)	(11,568)

Earnings before income taxes	21,685	19,939
Provision for income taxes	2,378	2,463

Net earnings	$19,307	$17,476

Net earnings per class A and class B common share:
Basic and diluted	$0.62	$0.67

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	Six months ended June 30,
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$19,307	$17,476

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,024	7,421
Undistributed (earnings) of affiliates and other non-cash items	(2,773)	(261)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable	(608)	(5,918)
Increase in inventories	(1,352)	(697)
Increase in accounts payable	1,563	4,317

Total adjustments	4,854	4,862

Net cash provided by operating activities	24,161	22,338

Cash flows from investing activities:
Capital expenditures	(18,390)	(22,253)
Acquisitions and investments, net of cash acquired	(38,002)	(42,068)
Proceeds from sale of fixed assets and other	357	17

Net cash used in investing activities	(56,035)	(64,304)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	1,556	1,702
Issuance of long-term debt	75,615	82,621
Principal payments under long-term debt	(26,178)	(9,351)
Movement in SCL investment prior to initial public offering	—	(32,903)

Net cash provided by financing activities	50,993	42,069

Total cash flows	19,119	103
Effect of exchange rate changes on cash	(965)	(268)

Net increase/(decrease) in cash	18,154	(165)
Cash and cash equivalents at beginning of period	15,889	11,143

Cash and cash equivalents at end of period	$34,043	$10,978

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiaries	Total Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, January 1, 2001	$284	$205	$228,862	$173,399	$(23,852)	$(181)
Comprehensive income:
Net earnings on common shares for the period				19,307			$19,307
Other comprehensive loss					(8,995)		(8,995)

							$10,312

Balance, June 30, 2001	$284	$205	$228,862	$192,706	$(32,847)	$(181)

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

    In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the six months ended June 30, 2001 and 2000, which are all of a normal recurring nature, have been reflected in the information provided.

(b)
Net earnings per share

    The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Six months ended June 30,
	2001	2000
Basic	30,900	25,900
Diluted	30,906	25,900

	Three months ended June 30,
	2001	2000
Basic	30,900	25,900
Diluted	30,901	25,900
(c)
Accounting change

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board ("FASB"), as amended by SFAS No. 137 and No. 138.

    SFAS No. 133 requires OEH to record all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. There are two types of derivatives which may be entered into, namely hedges of fair value exposure and hedges of cash flow exposure. Hedges of fair value exposure are entered into in order to hedge the fair value of a recognized asset or liability, or a firm commitment. Hedges of cash flow exposure are entered into in order to hedge a forecasted transaction or the variability of cash flows to be paid related to a recognized liability. On the date the derivative contract is entered into, OEH designates the derivative as either a fair value hedge or a cash flow hedge. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income (loss) in shareholders' equity and are recognized in the statement of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in earnings.

    The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income (loss) as of January 1, 2001. For the six months ended June 30, 2001, the change in the fair market value of derivative instruments resulted in a charge to other comprehensive income (loss) of $119,000.

    The components of comprehensive income (loss) are as follows (dollars in thousands):

	Six months ended June 30,
	2001	2000
Net earnings on common shares	$19,307	$17,476
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,923)	(5,191)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	(953)	—
Changes in fair value of derivatives	(119)	—

Comprehensive income	$10,312	$12,285

    OEH formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions. OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. OEH links all hedges that are designated as cash flow hedges to forecasted transactions. OEH also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, OEH discontinues hedge accounting prospectively.

(d)
Recent accounting pronouncements

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations", requiring the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminating the pooling-of-interests method. OEH is currently assessing but has not yet determined the impact of SFAS No. 141 on its financial position and results of operations.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires OEH to complete a transitional goodwill impairment test six months from the date of adoption. OEH is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

2. Acquisitions and investments

    On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH plans to fund most of the purchase price with bank mortgage finance. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board No. 16, "Business Combinations". The results of this operation have been included in the consolidated financial results of OEH from the date of acquisition. The pro forma impact on results, had this acquisition occurred on January 1, 2001, is not material.

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

3. Property, plant and equipment

    The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	June 30, 2001	December 31, 2000
Freehold and leased land and buildings	$461,906	$437,094
Machinery and equipment	105,526	104,335
Fixtures, fittings and office equipment	62,905	62,400
River cruiseship	16,118	16,118

	646,455	619,947
Less: accumulated depreciation	75,298	71,159

	$571,157	$548,788

    At June 30, 2001, the balance for machinery and equipment under capital lease was $1,661,000 (December 31, 2000—$1,877,000) and for fixtures and fittings under capital lease was $332,000 (December 31, 2000—$247,000). Accumulated depreciation related to assets under capital lease at June 30, 2001 was $443,000 (December 31, 2000—$441,000).

4. Long-term debt

    Long-term debt consists of the following (dollars in thousands):

	June 30, 2001	December 31, 2000
Loans from banks secured by property, plant and equipment payable over periods of 5 to 12 years, with a weighted average interest rate of 6.52 and 6.94 percent, respectively, primarily based on LIBOR	$317,396	$274,852
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 8.50 percent based on LIBOR	—	1,062
Obligations under capital lease	766	859

	318,162	276,773
Less: current portion	38,135	53,722

	$280,027	$223,051

    Certain credit agreements of OEH have restrictive covenants. At June 30, 2001, OEH was in compliance with these covenants.

    The following is a summary of the aggregate maturities of long-term debt, including obligations under capital leases, at June 30, 2001 (dollars in thousands):

Year ending December 31,
Remainder of 2002	$34,071
2003	23,298
2004	83,134
2005	31,240
2006 and thereafter	108,284

$280,027

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

5. Income taxes

    Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consisted of the following (dollars in thousands):

	Six months ended June 30, 2001
	Current	Deferred	Total
United States	$1,187	$158	$1,345
Other foreign	2,024	(991)	1,033

	$3,211	$(833)	$2,378

	Six months ended June 30, 2000
	Current	Deferred	Total
United States	$1,044	$500	$1,544
Other foreign	907	12	919

	$1,951	$512	$2,463

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	June 30, 2001	December 31, 2000
Gross deferred tax assets (operating loss carry forwards)	$57 458	$40,871
Less: Valuation allowance	(41,568)	(25,063)

Net deferred tax assets	15,890	15,808
Deferred tax liabilities	(20,098)	(21,264)

Net deferred tax liabilities	$(4,208)	$(5,456)

    The deferred tax assets consist primarily of tax loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets versus the adjusted basis as reflected in the financial statements.

6. Supplemental cash flow information

	Six months ended June 30,
	2001	2000
	(Dollars in thousands):
Cash paid for:
Interest	$11,006	$10,903
Income taxes	$4,493	$3,157

    In conjunction with the acquisition of Bora Bora Lagoon Resort in 2001 and the Observatory and Lilianfels Hotels in 2000, liabilities were assumed as follows:

Non-cash investing and financing activities:
Fair value of assets acquired	$22,352	$47,636
Cash paid	(19,600)	(42,934)

Liabilities assumed	$2,752	$4,702

7. Commitments

    Outstanding contracts to purchase fixed assets were approximately $5,700,000 at June 30, 2001 (December 31, 2000—$32,000,000).

8. Information concerning financial reporting for segments and operations in different geographical areas

    As reported in the Company's 2000 Form 10-K annual report, OEH has two business segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows (dollars in thousands):

	Six months ended June 30,
	2001	2000
Revenue:
Hotels and restaurants	$112,085	$111,187
Tourist trains and cruises	17,888	18,008

	$129,973	$129,195

Earnings from unconsolidated companies:
Hotels and restaurants	$3,200	$2,897
Tourist trains and cruises	1,435	755

	$4,635	$3,652

Depreciation and amortization:
Hotels and restaurants	$6,881	$6,495
Tourist trains and cruises	1,143	926

	$8,024	$7,421

Earnings from operations before net finance costs:
Hotels and restaurants	$33,496	$34,545
Tourist trains and cruises	2,488	1,748

	35,984	36,293
Central selling, general and administrative costs	(4,554)	(4,786)

	31,430	31,507
Net finance costs(1)	(9,745)	(11,568)

Earnings before income taxes	21,685	19,939
Provision for income taxes	2,378	2,463

Net earnings	$19,307	$17,476

Capital expenditure:
Hotels and restaurants	$24,961	$17,955
Tourist trains and cruises	1,190	4,298

	$26,151	$22,253

	June 30, 2001	December 31, 2000
Identifiable assets:
Hotels and restaurants	$707,534	$644,517
Tourist trains and cruises	79,302	81,359

	$786,836	$725,876

(1)
Net of capitalized interest and interest and related income.

    Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Six months ended June 30,
	2001	2000
Revenue:
Europe	$51,770	$51,478
North America	47,498	48,477
Rest of the world	30,705	29,240

	$129,973	$129,195

	June 30, 2001	December 31, 2000
Long-lived assets, at book value:
Europe	$228,352	$224,869
North America	193,624	185,201
Rest of the world	235,290	205,691

	$657,266	$615,761

9. Related party transactions

    For the six months ended June 30, 2001, OEH paid subsidiaries of SCL $2,851,000 (2000—$2,731,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $6,201,000 at June 30, 2001 is included in accounts payable.

    SCL has guaranteed an aggregate principal amount of $198,620,000 of bank loans to OEH outstanding at June 30, 2001 (December 31, 2000—$236,812,000), including a bank loan of $7,500,000 to Charleston Center LLC, owner of Charleston Place Hotel, and a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has minority shareholder interests.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    OEH's operating results for the three months ended June 30, 2001 and June 30, 2000, expressed as a percentage of revenue, were as follows:

	Three months ended June 30
	2001	2000
	%	%
Revenue:
Hotels and restaurants	83	83
Tourist trains and cruises	17	17

	100	100
Expenses:
Depreciation and amortization	5	5
Operating	45	45
Selling, general and administrative	23	22
Net finance costs	6	8

Earnings before income taxes	21	20
Provision of income taxes	2	3

Net earnings as a percentage of total revenue	19	17

    The revenues and earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the three months ended June 30, 2001 and June 30, 2000 are analyzed as follows:

	Three months ended June 30,
	2001	2000
	(Dollars in millions)
Revenue:
Owned Hotels:
Europe	$27.7	$26.6
North America	16.3	17.5
Rest of the world	11.7	13.1
Hotel management and part ownership interests	3.3	3.3
Restaurants	5.0	5.1
Tourist trains and cruises	12.7	13.2

Total	$76.7	$78.8

EBITDA:
Owned Hotels:
Europe	$11.8	$11.5
North America	4.7	5.2
Rest of the world	2.3	3.5
Hotel management and part ownership interests	3.3	3.3
Restaurants	1.4	1.4
Tourist trains and cruises	3.5	3.2
Central overheads	(2.3)	(2.4)

Total EBITDA	$24.7	$25.7

    OEH's operating results for the six months ended June 30, 2001 and June 30, 2000, expressed as a percentage of revenue, were as follows:

	Six months ended June 30
	2001	2000
	%	%
Revenue:
Hotels and restaurants	86	86
Tourist trains and cruises	14	14

	100	100
Expenses:
Depreciation and amortization	6	6
Operating	45	45
Selling, general and administrative	26	26
Net finance costs	7	8

Earnings before income taxes	16	15
Provision of income taxes	2	2

Net earnings as a percentage of total revenue	14	13

    The revenues and earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the six months ended June 30, 2001 and June 30, 2000 are analyzed as follows:

	Six months ended June 30,
	2001	2000
	(Dollars in millions)
Revenue:
Owned Hotels:
Europe	$36.8	$35.9
North America	35.6	36.2
Rest of the world	27.3	26.0
Hotel management and part ownership interests	5.9	5.6
Restaurants	9.7	10.3
Tourist trains and cruises	19.3	18.8

Total	$134.6	$132.8

EBITDA:
Owned Hotels:
Europe	$11.6	$11.1
North America	12.1	12.9
Rest of the world	8.4	8.6
Hotel management and part ownership interests	5.9	5.6
Restaurants	2.4	2.8
Tourist trains and cruises	3.7	2.7
Central overheads	(4.6)	(4.8)

Total EBITDA	$39.5	$38.9

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

Revenue

    Total revenue, including earnings from unconsolidated companies, decreased by $2.1 million, or 3%, from $78.8 million in the three months ended June 30, 2000 to $76.7 million in the three months ended June 30, 2001. Hotels and restaurants revenue decreased by $1.6 million, or 2%, from $65.6 million in the three months ended June 30, 2000 to $64.0 million in the three months ended June 30, 2001, and tourist trains and cruises decreased by $0.5 million, or 4%, from $13.2 million for the three months ended June 30, 2000 to $12.7 million for the three months ended June 30, 2001.

    The revenue decrease for hotels and restaurants was primarily due to a decrease at OEH's owned hotels of $1.5 million, or 3%, from $57.2 million in the three months ended June 30, 2000 to $55.7 million in the three months ended June 30, 2001. This revenue decrease was against the backdrop of one of the most difficult quarters trading in the lodging industry for a number of years with significant REVPAR declines being experienced. Overall on a comparable basis, OEH's REVPAR at its owned hotels declined by 4% in U.S. dollars in the three months ended June 30, 2001. In addition the U.S. dollar was stronger in the period compared to the prior year period which adversely impacted the translation of non-U.S. dollar revenues which OEH earns. This is illustrated by the fact that in local currencies the comparable REVPAR at OEH's owned hotels increased by 1% in the quarter over the same period in the prior year compared to the 4% decline in U.S. dollars.

    The OEH hotels that were adversely impacted during the quarter were generally those hotels which have U.S. business customers such as the Windsor Court Hotel in New Orleans and the Copacabana Palace Hotel in Rio de Janeiro. A decline in U.S. business travel in line with the economic slowdown has had a negative impact generally on business hotels and in particular those operating in the upper upscale market such as OEH. OEH believes it is well positioned to ride out the worst effects of the current economic slowdown as it caters predominantly for leisure travel (65% of OEH's guests) in the upper upscale market which is traditionally very resilient in periods of economic slowdown and because OEH's wide geographical mix of both customers and operations means it is not over-reliant on any individual market.

    The change in revenue at owned hotels is analyzed on a regional basis as follows:

    Europe.  Revenue increased by $1.1 million, or 4%, from $26.6 million for the three months ended June 30, 2000 to $27.7 million for the three months ended June 30, 2001. The reported revenues were impacted by the weaker European euro against the U.S. dollar in the second quarter of 2001 against the prior year period as the European hotels revenues are incurred in currencies linked with the euro. REVPAR on a comparable basis increased by 15% in local currencies in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

    North America.  Revenue decreased by $1.2 million, or 7%, from $17.5 million in the three months ended June 30, 2000 to $16.3 million in the three months ended June 30, 2001. The decrease was mainly due to the Windsor Court Hotel in New Orleans with a decline in U.S. business customers and the impact of a new competitor, with the other hotels in the U.S. showing no growth over the prior year. REVPAR on a comparable basis for the North American region declined by 10% in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

    Rest of the World.  Revenue decreased by $1.4 million, or 11%, from $13.1 million in the three months ended June 30, 2000 to $11.7 million in the three months ended June 30, 2001. This decrease was mainly due to the Copacabana Palace Hotel in Rio de Janeiro with a decline in U.S. business customers as referred to above. The REVPAR on a comparable basis for the rest of the world region decreased by 16% in local currencies in the three months ended June 30, 2001 compared to the three months ended June 30, 2000.

Depreciation and Amortization

    Depreciation and amortization increased by $0.2 million, or 6%, from $3.9 million in the three months ended June 30, 2000 to $4.1 million in the three months ended June 30, 2001.

Operating Expenses

    Operating expenses decreased by $1.5 million, or 4%, from $35.5 million in the three months ended June 30, 2000 to $34.1 million in the three months ended June 30, 2001. The decrease was primarily due to the translation of the operating costs of the European owned hotels whose operating costs are largely derived in euro-denominated currencies. The weakening of the euro against the U.S. dollar favorably impacted the reported U.S. dollar operating costs of these hotels compared to the three months ended June 30, 2000. In addition OEH has taken action to reduce costs where possible and particularly at those hotels impacted by lower occupancy referred to above.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $0.2 million, or 1%, from $17.5 million in the three months ended June 30, 2000 to $17.8 million in the three months ended June 30, 2001.

Earnings from Operations

    Earnings from operations decreased by $1.1 million, or 5%, from $21.9 million in the three months ended June 30, 2000 to $20.8 million in the three months ended June 30, 2001. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs decreased by $1.7 million, or 26%, from $6.3 million in the three months ended June 30, 2000 to $4.6 million in the three months ended June 30, 2001, primarily due to repayment of debt out of the proceeds of the Company's initial public offering of shares in August 2000 and lower interest rates partly offset by increases in debt relating to capital expenditures and acquisitions financed in 2000.

Taxes on Income

    The provision for income taxes decreased by $0.2 million, or 12%, from $1.9 million in the three months ended June 30, 2000 to $1.7 million in the three months ended June 30, 2001. OEH is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.2 million was mainly due to reduced profitability of some of these subsidiaries.

Net Earnings

    Net earnings increased by $0.8 million, or 6%, from $13.6 million in the three months ended June 30, 2000 to $14.4 million in the three months ended June 30, 2001. Net earnings represents earnings from operations less net finance costs and provision for income taxes.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

Revenue

    Total revenue, including equity earnings in unconsolidated companies, increased by $1.8 million, or 1%, from $132.8 million in the six months ended June 30, 2000 to $134.6 million in the six months ended June 30, 2001. Hotels and restaurants revenue increased by $1.2 million, or 1%, from $114.1 million in the six months ended June 30, 2000 to $115.3 million for the six months ended June 30, 2001. Tourist trains and cruises increased by $0.6 million, or 3%, from $18.8 million for the six months ended June 30, 2000 to $19.3 million for the six months ended June 30, 2001.

    The revenue increase for hotels and restaurants was primarily due to an increase at OEH's owned hotels of $1.5 million, or 2%, from $98.2 million in the six months ended June 30, 2000 to $99.7 million in the six months ended June 30, 2001. This includes a decline in revenue in the three months ended June 30, 2001 compared to the three months ended June 30, 2000 that is described above. This increase in the six months ended June 30, 2001 is analyzed regionally as follows:

    Europe.  Revenue increased by $0.9 million, or 2%, from $35.9 million in the six months ended June 30, 2000 to $36.8 million in the six months ended June 30, 2001. The reported revenues were impacted by the weaker European euro against the U.S. dollar in the first six months of 2001 against the prior year period as the European hotels revenues are incurred in currencies linked with the euro. The REVPAR on a comparable basis increased by 14% in local currencies in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

    North America.  Revenue decreased by $0.5 million, or 1%, from $36.2 million in the six months ended June 30, 2000 to $35.6 million in the six months ended June 30, 2001. The REVPAR on a comparable basis declined by 6% in U.S. dollars in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

    Rest of the World.  Revenue increased by $1.2 million, or 4%, from $26.1 million in the six months ended June 30, 2000 to $27.3 million in the six months ended June 30, 2001. The increase was mainly due to the Observatory and Lilianfels Hotels which were acquired in March 2000 and Bora Bora Lagoon Resort which was acquired in April 2001 partly offset by reduced revenues at the Copacabana Palace Hotel. The REVPAR on a comparable basis declined by 8% in local currencies in the six months ended June 30, 2001 compared to the six months ended June 30, 2000.

Depreciation and Amortization

    Depreciation and amortization increased by $0.6 million, or 8%, from $7.4 million in the six months ended June 30, 2000 to $8.0 million in the six months ended June 30, 2001.

Operating Expenses

    Operating expenses increased by $1.1 million, or 2%, from $59.2 million in the six months ended June 30, 2000 to $60.3 million in the six months ended June 30, 2001. The increase was primarily due to the new properties acquired in 2000 and the effects of inflation, partially offset by the translation of the operating costs of the European owned hotels whose operating costs are largely derived in euro-denominated currencies and the impact of cost savings in the three months ended June 30, 2001.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $0.1 million from $34.7 million in the six months ended June 30, 2000 to $34.8 million in the six months ended June 30, 2001.

Earnings from Operations

    Earnings from operations reduced by $0.1 million from $31.5 million in the six months ended June 30, 2000 to $31.4 million in the six months ended June 30, 2001. Earnings from operations represents total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs decreased by $1.8 million, or 16%, from $11.6 million in the six months ended June 30, 2000 to $9.7 million in the six months ended June 30, 2001, primarily due to repayment of debt out of the proceeds of the Company's initial public offering of shares in August 2000 and lower interest rates partly offset by increases in debt relating to capital expenditures and acquisitions financed in 2000.

Taxes on Income

    The provision for income taxes decreased by $0.1 million from $2.5 million in the six months ended June 30, 2000 to $2.4 million in the six months ended June 30, 2001. OEH is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.1 million was mainly due to reduced profitability of some of these subsidiaries.

Net Earnings

    Net earnings increased by $1.8 million, or 10%, from $17.5 million in the six months ended June 30, 2000 to $19.3 million in the six months ended June 30, 2001. Net earnings represents earnings from operations less net finance costs and provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

    OEH had cash and cash equivalents of $34.0 million at June 30, 2001, $18.1 million more than the $15.9 million at December 31, 2000. At June 30, 2001 and December 31, 2000, the undrawn amounts available to OEH under its short-term lines of credit were $19.7 million and $12.3 million, respectively. In addition OEH has available to draw under long-term facilities a further $43.5 million, bringing its total cash and availability to $97.2 million.

    Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $10.8 million at June 30, 2001, a decrease in the working capital deficit of $25.4 million from a deficit of $36.2 million at December 31, 2000. The overall decrease in the working capital deficit was comprised of the following:

  •
  an increase in current assets of $20.1 million, of which $18.1 million was due to increased cash, $1.1 million was due to increased accounts receivable, and $0.9 million was due to increased inventories;

  •
  an increase in current liabilities of $10.3 million, of which $7.8 million was due to increased accounts payable and accrued liabilities; and

  •
  a reduction in the current portion of long-term debt of $15.6 million.

    OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not the most appropriate measure of liquidity.

Cash Flow

    Operating Activities.  Net cash provided by operating activities increased by $1.9 million to $24.2 million for the six months ended June 30, 2001, from cash provided by operating activities of $22.3 million for the six months ended June 30, 2000. The increase is primarily attributable to increased earnings.

    Investing Activities.  Cash used in investing activities decreased by $8.3 million to $56.0 million for the six months ended June 30, 2001, compared to $64.3 million for the six months ended June 30, 2000. The principal components of this decrease were a $4.1 million decrease in expenditure on acquisitions and investments during the period from $42.1 million to $38.0 million offset by a $3.9 million decrease in capital expenditure.

    Financing Activities.  Cash provided from financing activities for the six month period ended June 30, 2001 was $51.0 million as compared to cash provided by financing activities of $42.1 million for the six month period ended June 30, 2000, an increase of $8.9 million. In the six month period ended June 30, 2001, OEH had net proceeds from borrowings under long-term debt of $75.6 million as compared to net proceeds of $82.6 million for the six month period ended June 30, 2000. The net proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

    Capital Commitments.  There were $5.7 million of capital commitments outstanding as of June 30, 2001.

Indebtedness

    At June 30, 2001, OEH had $318.2 million of long-term debt ($284.2 million net of cash), including the current portion, secured by assets which is repayable over periods of five to twelve years with a weighted average interest rate of 6.52%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

    Approximately 40% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At June 30, 2001, OEH had the equivalent of $99.0 million of floating rate euro debt which had been swapped in to fixed rate euro debt that will convert back to floating rates in September 2002. At June 30, 2001 all other borrowings of OEH were in floating interest rates.

Liquidity

    OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At June 30, 2001, OEH had capital commitments of $5.7 million overall relating to a number of projects.

    OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditure, acquisitions and debt service for the foreseeable future.

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

    The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($99.0 million at June 30, 2001). If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.5 million based on borrowings at June 30, 2001. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap at June 30, 2001 was a net liability of $1.5 million.

    The market risk relating to foreign currencies and its effects have not changed materially during the second quarter of 2001 from those described in the Company's 2000 Form 10-K report.

RECENT ACCOUNTING PRONOUNCEMENTS

    For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1(c) and (d) to the Financial Statements.

PART II

ITEM 1. Legal Proceedings

    As reported in Note 11(b) of the financial statements of the Company included in its Form 10-K annual report for the year ended December 31, 2000, the Company has been named defendant in a lawsuit by purported holders of four series of publicly-traded senior notes of Sea Containers Ltd. challenging the proposed spinoff distribution by Sea Containers of the Company's common shares owned by Sea Containers to its shareholders as not complying with the indenture terms of those notes. On June 15, 2001, that suit was dismissed by the New York Supreme Court because the plaintiffs failed to comply with the pre-suit requirements in the indentures and therefore lacked standing to sue. On August 2, 2001, the plaintiffs filed notices of appeal of the dismissal to the Appellate Division of the New York Supreme Court but have filed no substantive arguments.

    On May 8, 2001, two individuals, claiming to own $479,000 of two of the four series of Sea Containers' publicly-traded senior notes and $476,000 of the $125 million aggregate principal amount of Sea Containers' publicly-traded 12 1/2% senior subordinated debentures, commenced a separate lawsuit in the same New York trial court referred to above and against the same defendants plus additional unnamed individual defendants. The plaintiffs allege, among other things, that the proposed spinoff distribution would result in a default under the note and debenture indentures and would also constitute a fraudulent conveyance. The plaintiffs purport to bring their suit under the federal Trust Indenture Act of 1939 and as a class action under state law on behalf of all holders of Sea Containers' publicly-traded debt, and are seeking, among other things, a declaratory judgment that a default has occurred under the indentures and all principal and unpaid interest are now due. On June 25, 2001, Sea Containers filed a motion to dismiss this second lawsuit on substantially the same grounds as the court decision in the first lawsuit.

    The management of Sea Containers believes that the concerns of the holders of its public debt relate primarily to the proposed spinoff distribution. The possibility of such a distribution is specifically raised in the indentures, and management of Sea Containers intends to effect the spinoff distribution in a manner that will not result in any violation of the indenture covenants or in a fraudulent conveyance. Accordingly, management of Sea Containers has concluded that the allegations of the plaintiffs in the above-mentioned lawsuits are without merit, and therefore Sea Containers will oppose vigorously any litigation relating to the proposed spinoff. In order to protect the Company, Sea Containers has agreed to indemnify OEH with respect to possible losses arising from the spinoff distribution as a result of any declaration of default or proceeding brought by holders of Sea Containers' public debt within one year after August 1, 2000, including the above-mentioned lawsuits.

    Other than this noteholder litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. Submission of Matters to a Vote of Security Holders

    The Company convened and held an annual general meeting of shareholders on June 5, 2001. The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, James B. Hurlock, J. Robert Lovejoy, Daniel J. O'Sullivan, James B. Sherwood and Simon M.C. Sherwood as Directors of the Company and (ii) duly appointed Deloitte & Touche LLP as the Company's independent auditor. The number of votes on each matter was as follows:

(i)
Election of directors:

	For	Authority Withheld
J.D. Campbell	22,470,938	14,600
J.B. Hurlock	22,470,938	14,600
J.R. Lovejoy	22,470,938	14,600
D.J. O'Sullivan	22,470,938	14,600
J.B. Sherwood	22,470,938	14,600
S.M.C. Sherwood	22,470,938	14,600
(ii)
Appointment of auditor: For 22,485,508, Against nil, and Abstain 30.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits. The index to exhibits appears below, on the page immediately following the signature page of this report.

(b)
Reports on Form 8-K. No report on Form 8-K was filed by the Company during the quarter for which this report is filed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
By:	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: August 10, 2001

EXHIBIT INDEX

2.1.—	Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated as of June 6, 2001 by and among Sea Containers Ltd., Orient-Express Hotels Ltd., Orient-Express Holdings 1 Ltd., Orient-Express Holdings 2 Ltd., Orient-Express Holdings 3 Ltd., Orient- Express Holdings 4 Ltd. and Contender 2 Ltd., being filed with this report.
3.1—
Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.
3.2—	Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

QuickLinks

PART I
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX