Form 10-Q
period 2001-09-30
ORIENT EXPRESS HOTELS LTD
filed 2001-11-13
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

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

/x/  Yes               / /  No

    As of October 31, 2001, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by subsidiaries of Orient-Express Hotels Ltd. and 16,865,401 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000
	(Dollars in thousands)
Assets
Cash and cash equivalents	$55,334	$15,889
Accounts receivable, net of allowances of $498 and $422	46,995	45,600
Inventories	17,373	15,950

Total current assets	119,702	77,439

Property, plant and equipment, less accumulated depreciation of $79,957 and $71,159	581,040	548,788
Investments	87,674	66,973
Intangible assets	29,753	30,423
Other assets	2,927	2,253

	$821,096	$725,876

Liabilities and Shareholders' Equity
Working capital facilities	$3,934	$6,348
Accounts payable	20,939	15,962
Accrued liabilities	35,022	28,556
Deferred revenue	12,242	9,043
Current portion of long-term debt	40,336	53,722

Total current liabilities	112,473	113,631
Long-term debt	303,635	223,051
Deferred income taxes	4,651	5,456

	420,759	342,138

Minority interest	5,029	5,021

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,405,301 (2000—28,440,601)	284	284
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (2000—20,503,877)	205	205
Additional paid-in capital	228,191	228,862
Retained earnings	200,207	173,399
Accumulated other comprehensive loss	(33,398)	(23,852)
Less: reduction due to class B common shares owned by subsidiaries—18,044,478	(181)	(181)

Total shareholders' equity	395,308	378,717

Commitments	—	—

	$821,096	$725,876

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

	Three months ended September 30,
	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$65,773	$71,128
Earnings from unconsolidated companies	2,180	2,202

	67,953	73,330

Expenses:
Depreciation and amortization	4,217	3,813
Operating	31,368	33,309
Selling, general and administrative	18,843	17,458

Total expenses	54,428	54,580

Earnings from operations before net finance costs	13,525	18,750
Interest expense, net	(4,898)	(6,476)
Interest and related income	—	(66)

Net finance costs	(4,898)	(6,542)

Earnings before income taxes	8,627	12,208
Provision for income taxes	1,126	1,573

Net earnings	$7,501	$10,635

Net earnings per class A and class B common share:
Basic and diluted	$0.24	$0.37

See notes to consolidated financial statements.

	Nine months ended September 30,
	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$195,746	$200,323
Earnings from unconsolidated companies	6,815	5,854

	202,561	206,177

Expenses:
Depreciation and amortization	12,241	11,234
Operating	91,700	92,521
Selling, general and administrative	53,665	52,165

Total expenses	157,606	155,920

Earnings from operations before net finance costs	44,955	50,257
Interest expense, net	(15,020)	(18,062)
Interest and related income	377	(48)

Net finance costs	(14,643)	(18,110)

Earnings before income taxes	30,312	32,147
Provision for income taxes	3,504	4,036

Net earnings	$26,808	$28,111

Net earnings per class A and class B common share:
Basic and diluted	$0.87	$1.05

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Nine months ended September 30,
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$26,808	$28,111

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,241	11,234
Undistributed earnings of affiliates and other non-cash items	(2,750)	(105)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable	2,188	(5,355)
Increase in inventories	(1,614)	(505)
Increase in accounts payable	5,509	12,264

Total adjustments	15,574	17,533

Net cash provided by operating activities	42,382	45,644

Cash flows from investing activities:
Capital expenditures	(25,881)	(29,430)
Acquisitions and investments, net of cash acquired	(39,303)	(44,842)
Proceeds from sale of fixed assets and other	394	76

Net cash used in investing activities	(64,790)	(74,196)

Cash flows from financing activities:
Working capital facilities and redrawable loans repaid	(2,127)	(1,541)
Issuance of common shares	—	86,716
Issuance of long-term debt	98,151	82,918
Principal payments under long-term debt	(33,031)	(71,987)
Purchase and cancellation of common shares	(497)	—
Movement in SCL investment prior to initial public offering	—	(32,903)

Net cash provided by financing activities	62,496	63,203

Total cash flows	40,088	34,651
Effect of exchange rate changes on cash	(643)	(713)

Net increase in cash	39,445	33,938
Cash and cash equivalents at beginning of period	15,889	11,143

Cash and cash equivalents at end of period	$55,334	$45,081

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiaries	Total Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, January 1, 2001	$284	$205	$228,862	$173,399	$(23,852)	$(181)
Purchase and cancellation of Class A common shares			(671)
Comprehensive income:
Net earnings on common shares for the period				26,808			$26,808
Other comprehensive loss					(9,546)		(9,546)

							$17,262

Balance, September 30, 2001	$284	$205	$228,191	$200,207	$(33,398)	$(181)

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

    In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the nine months ended September 30, 2001 and 2000, which are all of a normal recurring nature, have been reflected in the information provided.

    (b)  Net earnings per share

    The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Nine months ended September 30,
	2001	2000
Basic	30,899	26,776
Diluted	30,907	26,857
	Three months ended September 30,
	2001	2000
Basic	30,898	28,509
Diluted	30,909	28,945

    (c)  Accounting change

    As reported in Note 1(c) to the financial statements in the Form 10-Q quarterly report of the Company for the quarter ended June 30, 2001, the Company adopted with effect on January 1, 2001, the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", issued by the Financial Accounting Standards Board ("FASB"), as amended by SFAS No. 137 and No. 138.

    The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income (loss) as of January 1, 2001. For the nine months ended September 30, 2001, the change in the fair market value of derivative instruments resulted in a charge to other comprehensive income (loss) of $617,000.

    The components of comprehensive income (loss) are as follows (dollars in thousands):

	Nine months ended September 30,
	2001	2000
Net earnings on common shares	$26,808	$28,111
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,596)	(7,386)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	(1,333)	—
Changes in fair value of derivatives	(617)	—

Comprehensive income	$17,262	$20,725

    (d)  Recent accounting pronouncements

    In August 2001, the FASB issued SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which defines an impairment as the condition that exists when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The statement also identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement, as well as reporting and disclosure, for long-lived assets held and used and those disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001.

    As reported in Note 1(d) to the financial statements in the Form 10-Q quarterly report of the Company for the quarter ended June 30, 2001, the FASB issued in July 2001 SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

    OEH is currently assessing but has not yet determined the impact of SFAS No. 141, 142 and 144 on its financial position and results of operations.

2.  Acquisitions and investments

    On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH funded most of the purchase price with bank mortgage finance. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board No. 16, "Business Combinations". The results of this operation have been included in the consolidated financial results of OEH from the date of acquisition. The proforma impact on results, had this acquisition occurred on January 1, 2001, is not material.

    On January 17, 2001, OEH acquired the Miraflores Park Plaza in Lima, Peru for approximately $17,000,000. The price was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller. OEH's 50:50 hotel joint venture in Peru has an option to purchase the hotel at cost which, when exercised, will result in OEH becoming the exclusive long-term manager of the hotel.

3.  Property, plant and equipment

    The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	September 30, 2001	December 31, 2000
Freehold and leased land and buildings	$471,280	$437,094
Machinery and equipment	109,152	104,335
Fixtures, fittings and office equipment	64,440	62,400
River cruiseship	16,125	16,118

	660,997	619,947
Less: accumulated depreciation	79,957	71,159

	$581,040	$548,788

    At September 30, 2001, the balance for machinery and equipment under capital lease was $1,743,000 (December 31, 2000—$1,877,000) and for fixtures and fittings under capital lease was $348,000 (December 31, 2000—$247,000). Accumulated depreciation related to assets under capital lease at September 30, 2001 was $512,000 (December 31, 2000—$441,000).

4.  Long-term debt

    Long-term debt consists of the following (dollars in thousands):

	September 30, 2001	December 31, 2000
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 5.21 and 6.94 percent, respectively, primarily based on LIBOR	$343,181	$274,852
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 8.50 percent based on LIBOR	—	1,062
Obligations under capital lease	790	859

	343,971	276,773
Less: current portion	40,336	53,722

	$303,635	$223,051

    Certain credit agreements of OEH have restrictive covenants. At September 30, 2001, OEH was in compliance with these covenants.

    The following is a summary of the aggregate maturities of long-term debt, including obligations under capital leases, at September 30, 2001 (dollars in thousands):

Year ending December 31,
Remainder of 2002	$25,706
2003	25,525
2004	90,271
2005	32,820
2006 and thereafter	129,313

$303,635

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

5.  Income taxes

    Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consisted of the following (dollars in thousands):

	Nine months ended September 30, 2001
	Current	Deferred	Total
United States	$1,501	$460	$1,961
Other foreign	2,382	(839)	1,543

	$3,883	$(379)	$3,504

	Nine months ended September 30, 2000
	Current	Deferred	Total
United States	$2,179	$800	$2,979
Other foreign	783	274	1,057

	$2,962	$1,074	$4,036

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

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	September 30, 2001	December 31, 2000
Gross deferred tax assets	$65,243	$40,871
Less: Valuation allowance	(48,990)	(25,063)

Net deferred tax assets	16,253	15,808
Deferred tax liabilities	(20,904)	(21,264)

Net deferred tax liabilities	$(4,651)	$(5,456)

    The deferred tax assets consist primarily of operating loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.  Supplemental cash flow information

	Nine months ended September 30,
	2001	2000
	(Dollars in thousands)
Cash paid for:
Interest	$15,330	$17,221
Income taxes	$5,425	$4,187

    In conjunction with the acquisition of Bora Bora Lagoon Resort in 2001 and the Observatory and Lilianfels Hotels in 2000, liabilities were assumed as follows:

    Non-cash investing and financing activities (dollars in thousands):

Fair value of assets acquired	$22,352	$47,636
Cash paid	(19,600)	(42,934)

Liabilities assumed	$2,752	$4,702

7.  Commitments

    Outstanding contracts to purchase fixed assets were approximately $6,000,000 at September 30, 2001 (December 31, 2000—$32,000,000).

8.  Information concerning financial reporting for segments and operations in different geographical areas

    As reported in the Company's 2000 Form 10-K annual report, OEH has two business segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows (dollars in thousands):

	Nine months ended September 30,
	2001	2000
Revenue:
Hotels and restaurants	$167,098	$170,680
Tourist trains and cruises	28,648	29,643

	$195,746	$200,323

Earnings from unconsolidated companies:
Hotels and restaurants	$4,473	$4,218
Tourist trains and cruises	2,342	1,636

	$6,815	$5,854

Depreciation and amortization:
Hotels and restaurants	$10,477	$9,832
Tourist trains and cruises	1,764	1,402

	$12,241	$11,234

Earnings from operations before net finance costs:
Hotels and restaurants	$48,169	$52,518
Tourist trains and cruises	4,141	4,908

	52,310	57,426
Central selling, general and administrative costs	(7,355)	(7,169)

	44,955	50,257
Net finance costs (1)	(14,643)	(18,110)

Earnings before income taxes	30,312	32,147
Provision for income taxes	3,504	4,036

Net earnings	$26,808	$28,111

Capital expenditure:
Hotels and restaurants	$24,381	$24,620
Tourist trains and cruises	1,500	4,810

	$25,881	$29,430

	September 30, 2001	December 31, 2000
Identifiable assets:
Hotels and restaurants	$731,667	$644,517
Tourist trains and cruises	89,429	81,359

	$821,096	$725,876

(1)
Net of capitalized interest and interest and related income.

    Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Nine months ended September 30,
	2001	2000
Revenue:
Europe	$92,736	$92,143
North America	59,651	66,545
Rest of the world	43,359	41,635

	$195,746	$200,323

	September 30, 2001	December 31, 2000
Long-lived assets, at book value:
Europe	$239,160	$224,869
North America	195,963	185,201
Rest of the world	233,591	205,691

	$668,714	$615,761

9.  Related party transactions

    For the nine months ended September 30, 2001, OEH paid subsidiaries of SCL $4,254,000 (2000—$4,089,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $9,038,000 at September 30, 2001 is included in accounts payable.

    SCL has guaranteed an aggregate principal amount of $186,281,000 of bank loans to OEH outstanding at September 30, 2001 (December 31, 2000—$236,812,000), including a bank loan of $7,500,000 to Charleston Center LLC, owner of Charleston Place Hotel, and a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has minority shareholder interests.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

    OEH's operating results for the three months ended September 30, 2001 and September 30, 2000, expressed as a percentage of revenue, were as follows:

	Three months ended September 30
	2001	2000
	%	%
Revenue:
Hotels and restaurants	83	83
Tourist trains and cruises	17	17

	100	100
Expenses:
Depreciation and amortization	6	5
Operating	46	45
Selling, general and administrative	28	24
Net finance costs	7	9

Earnings before income taxes	13	17
Provision of income taxes	2	2

Net earnings as a percentage of total revenue	11	15

    The revenues and earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended September 30, 2001 and September 30, 2000 are analyzed as follows (dollars in millions):

	Three months ended September 30
	2001	2000
Revenue:
Owned Hotels:
Europe	$31.0	$29.6
North America	9.5	12.6
Rest of the world	11.6	12.6
Hotel management and part ownership interests	2.2	2.7
Restaurants	2.0	3.3
Tourist trains and cruises	11.7	12.5

Total	$68.0	$73.3

EBITDA:
Owned Hotels:
Europe	$14.3	$13.4
North America	(0.5)	1.7
Rest of the world	2.6	3.3
Hotel management and part ownership interests	2.2	2.7
Restaurants	(0.3)	0.2
Tourist trains and cruises	2.2	3.6
Central overheads	(2.8)	(2.3)

Total EBITDA	$17.7	$22.6

    OEH's operating results for the nine months ended September 30, 2001 and September 30, 2000, expressed as a percentage of revenue, were as follows:

	Nine months ended September 30
	2001	2000
	%	%
Revenue:
Hotels and restaurants	85	85
Tourist trains and cruises	15	15

	100	100
Expenses:
Depreciation and amortization	6	5
Operating	45	45
Selling, general and administrative	26	25
Net finance costs	8	9

Earnings before income taxes	15	16
Provision of income taxes	2	2

Net earnings as a percentage of total revenue	13	14

    The revenues and EBITDA of OEH's operations for the nine months ended September 30, 2001 and September 30, 2000 are analyzed as follows (dollars in millions):

	Nine months ended September 30
	2001	2000
Revenue:
Owned Hotels:
Europe	$67.8	$65.6
North America	45.1	48.7
Rest of the world	38.8	38.7
Hotel management and part ownership interests	8.1	8.3
Restaurants	11.8	13.6
Tourist trains and cruises	31.0	31.3

Total	$202.6	$206.2

EBITDA:
Owned Hotels:
Europe	$25.9	$24.6
North America	11.6	14.6
Rest of the world	11.0	11.9
Hotel management and part ownership interests	8.1	8.3
Restaurants	2.1	3.0
Tourist trains and cruises	5.9	6.3
Central overheads	(7.4)	(7.2)

Total EBITDA	$57.2	$61.5

Three Months Ended September 30, 2001 Compared To
Three Months Ended September 30, 2000

Revenue

    Total revenue, including earnings from unconsolidated companies, decreased by $5.3 million, or 7%, from $73.3 million in the three months ended September 30, 2000 to $68.0 million in the three months ended September 30, 2001. Hotels and restaurants revenue decreased by $4.5 million, or 7%, from $60.8 million in the three months ended September 30, 2000 to $56.3 million in the three months ended September 30, 2001, and tourist trains and cruises decreased by $0.8 million, or 6%, from $12.5 million for the three months ended September 30, 2000 to $11.7 million for the three months ended September 30, 2001.

    The revenue decrease for hotels and restaurants was due to a decrease at OEH's owned hotels of $2.7 million, or 5%, from $54.8 million in the three months ended September 30, 2000 to $52.1 million in the three months ended September 30, 2001. The revenue decrease at OEH's restaurants was $1.3 million, or 39%, from $3.3 million in the three months ended September 30, 2000 to $2.0 million in the three months ended September 30, 2001. This was mainly due to a drop in revenue at the '21' Club in New York City following the terrorist attacks in the United States on September 11, 2001. The revenue decrease at the hotels was mainly due to the adverse impact on travel and tourism following September 11, 2001. Significant levels of cancellations were experienced at the hotels in the immediate aftermath of September 11 resulting in significant REVPAR declines. Overall on a comparable basis, OEH's REVPAR at its owned hotels declined by 6% in U.S. dollars in the three months ended September 30, 2001.

    The OEH hotels that were most impacted during the quarter following September 11 were those with a high proportion of U.S. customers both in the U.S. and outside the U.S. from where approximately one-third of guests originate.

    The change in revenue at owned hotels is analyzed on a regional basis as follows:

    Europe.  Revenue increased by $1.4 million, or 5%, from $29.6 million for the three months ended September 30, 2000 to $31.0 million for the three months ended September 30, 2001. REVPAR on a comparable basis increased by 12% in local currencies in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

    North America.  Revenue decreased by $3.1 million, or 25%, from $12.6 million in the three months ended September 30, 2000 to $9.5 million in the three months ended September 30, 2001. REVPAR on a comparable basis for the North American region declined by 24% in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

    Rest of the World.  Revenue decreased by $1.0 million, or 8%, from $12.6 million in the three months ended September 30, 2000 to $11.6 million in the three months ended September 30, 2001. The REVPAR on a comparable basis for the rest of the world region decreased by 20% in local currencies in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Depreciation and Amortization

    Depreciation and amortization increased by $0.4 million, or 11%, from $3.8 million in the three months ended September 30, 2000 to $4.2 million in the three months ended September 30, 2001.

Operating Expenses

    Operating expenses decreased by $1.9 million, or 6%, from $33.3 million in the three months ended September 30, 2000 to $31.4 million in the three months ended September 30, 2001. The decrease was primarily due to reduced occupancy at the hotels and lower revenue at the '21' Club restaurant in New York as referred to above.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $1.3 million, or 7%, from $17.5 million in the three months ended September 30, 2000 to $18.8 million in the three months ended September 30, 2001.

Earnings from Operations

    Earnings from operations decreased by $5.2 million, or 28%, from $18.7 million in the three months ended September 30, 2000 to $13.5 million in the three months ended September 30, 2001. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs decreased by $1.6 million, or 25%, from $6.5 million in the three months ended September 30, 2000 to $4.9 million in the three months ended September 30, 2001, primarily due to repayment of debt out of the proceeds of the Company's initial public offering of shares in August 2000 and lower interest rates partly offset by increases in debt relating to capital expenditures and acquisitions financed in 2000 and 2001.

Taxes on Income

    The provision for income taxes decreased by $0.5 million, or 31%, from $1.6 million in the three months ended September 30, 2000 to $1.1 million in the three months ended September 30, 2001. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.5 million was mainly due to the reduced profitability of some of these subsidiaries.

Net Earnings

    Net earnings decreased by $3.1 million, or 29%, from $10.6 million in the three months ended September 30, 2000 to $7.5 million in the three months ended September 30, 2001. Net earnings represents earnings from operations less net finance costs and provision for income taxes.

Nine Months Ended September 30, 2001 Compared To
Nine Months Ended September 30, 2000

Revenue

    Total revenue, including equity earnings in unconsolidated companies, decreased by $3.6 million, or 2%, from $206.2 million in the nine months ended September 30, 2000 to $202.6 million in the nine months ended September 30, 2001. Hotels and restaurants revenue decreased by $3.3 million, or 2%, from $174.9 million in the nine months ended September 30, 2000 to $171.6 million for the nine months ended September 30, 2001. Tourist trains and cruises decreased by $0.3 million, or 1%, from $31.3 million for the nine months ended September 30, 2000 to $31.0 million for the nine months ended September 30, 2001.

    The revenue decrease for hotels and restaurants was due to a decrease at OEH's owned hotels of $1.3 million, or 1%, from $153.0 million in the nine months ended September 30, 2000 to $151.7 million in the nine months ended September 30, 2001. This includes a decline in revenue in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 that is described above. Revenue at the '21' Club restaurant in New York declined by $1.8 million, or 13%, in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decrease in the owned hotels revenue for the nine months ended September 30, 2001 is analyzed regionally as follows:

    Europe.  Revenue increased by $2.2 million, or 3%, from $65.6 million in the nine months ended September 30, 2000 to $67.8 million in the nine months ended September 30, 2001. The REVPAR on a comparable basis increased by 13% in local currencies in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

    North America.  Revenue decreased by $3.6 million, or 7%, from $48.7 million in the nine months ended September 30, 2000 to $45.1 million in the nine months ended September 30, 2001. The REVPAR on a comparable basis declined by 11% in U.S. dollars in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

    Rest of the World.  Revenue increased by $0.1 million, or 0.3%, from $38.7 million in the nine months ended September 30, 2000 compared to $38.8 million in the nine months ended September 30, 2001. The increase was mainly due to the Observatory and Lilianfels Hotels which were acquired in March 2000 and Bora Bora Lagoon Resort which was acquired in April 2001 partly offset by reduced revenues at the Copacabana Palace Hotel. The REVPAR on a comparable basis declined by 11% in local currencies in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Depreciation and Amortization

    Depreciation and amortization increased by $1.0 million, or 9%, from $11.2 million in the nine months ended September 30, 2000 to $12.2 million in the nine months ended September 30, 2001.

Operating Expenses

    Operating expenses decreased by $0.8 million, or 1%, from $92.5 million in the nine months ended September 30, 2000 to $91.7 million in the nine months ended September 30, 2001.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased by $1.5 million, or 3%, from $52.2 million in the nine months ended September 30, 2000 to $53.7 million in the nine months ended September 30, 2001.

Earnings from Operations

    Earnings from operations reduced by $5.3 million, or 10%, from $50.3 million in the nine months ended September 30, 2000 to $45.0 million in the nine months ended September 30, 2001. Earnings from operations represents total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

    Net finance costs decreased by $3.5 million, or 19%, from $18.1 million in the nine months ended September 30, 2000 to $14.6 million in the nine months ended September 30, 2001, primarily due to repayment of debt out of the proceeds of the Company's initial public offering of shares in August 2000 and lower interest rates partly offset by increases in debt relating to capital expenditures and acquisitions financed in 2000 and 2001.

Taxes on Income

    The provision for income taxes decreased by $0.5 million, or 13%, from $4.0 million in the nine months ended September 30, 2000 to $3.5 million in the nine months ended September 30, 2001. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.5 million was mainly due to the reduced profitability of some of these subsidiaries.

Net Earnings

    Net earnings decreased by $1.3 million, or 5%, from $28.1 million in the nine months ended September 30, 2000 to $26.8 million in the nine months ended September 30, 2001. Net earnings represents earnings from operations less net finance costs and provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

    OEH had cash and cash equivalents of $55.3 million at September 30, 2001, $39.4 million more than the $15.9 million at December 31, 2000. At September 30, 2001 and December 31, 2000, the undrawn amounts available to OEH under its short-term lines of credit were $35.1 million and $12.3 million, respectively. In addition OEH has available to draw under long-term facilities a further $20.0 million, bringing its total cash and availability to $110.4 million at September 30, 2001.

    Current assets less current liabilities, including the current portion of long-term debt, resulted in working capital of $7.2 million at September 30, 2001, an increase in the working capital of $43.4 million from a deficit of $36.2 million at December 31, 2000. The overall increase in working capital deficit was comprised of the following:

  •
  an increase in current assets of $42.3 million, of which $39.4 million was due to increased cash, $1.4 million was due to increased accounts receivable, and $1.5 million was due to increased inventories;

  •
  an increase in current liabilities of $12.3 million, of which $12.0 million was due to increased accounts payable and accrued liabilities; and

  •
  a reduction in the current portion of long-term debt of $13.4 million.

OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not the most appropriate measure of liquidity.

Cash Flow

    Operating Activities.  Net cash provided by operating activities decreased by $3.2 million to $42.4 million for the nine months ended September 30, 2001, from cash provided by operating activities of $45.6 million for the nine months ended September 30, 2000. The decrease is primarily attributable to reduced earnings.

    Investing Activities.  Cash used in investing activities decreased by $9.4 million to $64.8 million for the nine months ended September 30, 2001, compared to $74.2 million for the nine months ended September 30, 2000. The principal components of this decrease were a $5.5 million decrease in expenditure on acquisitions and investments during the period from $44.8 million to $39.3 million and a $3.5 million reduction in capital expenditure.

    Financing Activities.  Cash provided from financing activities for the nine month period ended September 30, 2001 was $62.5 million as compared to cash provided by financing activities of $63.2 million for the nine month period ended September 30, 2000, a reduction of $0.7 million. In the nine month period ended September 30, 2001, OEH had proceeds from borrowings under long-term debt of $98.2 million as compared to proceeds of $82.9 million for the nine month period ended September 30, 2000. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

    Capital Commitments.  There were $6.0 million of capital commitments outstanding as of September 30, 2001.

Indebtedness

    At September 30, 2001, OEH had $344.0 million of long-term debt ($288.6 million net of cash), including the current portion, secured by assets which is repayable over periods of one to twelve years with a weighted average interest rate of 5.48%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

    Approximately 40% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At September 30, 2001, OEH had the equivalent of $107 million of floating rate euro debt which had been swapped in to fixed rate euro debt that will convert back to floating rates in September 2002. At September 30, 2001, all other borrowings of OEH were in floating interest rates.

Liquidity

    OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At September 30, 2001, OEH had capital commitments of $6 million overall relating to a number of projects.

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

    The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($107 million at September 30, 2001). If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.9 million based on borrowings at September 30, 2001. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap agreement at September 30, 2001 was a loss of $2.0 million.

    The market risk relating to foreign currencies and its effects have not changed materially during the third quarter of 2001 from those described in the Company's 2000 Form 10-K report.

RECENT ACCOUNTING PRONOUNCEMENTS

    For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1(c) and (d) to the Financial Statements.

PART II

ITEM 1.  Legal Proceedings

    As previously reported, the Company has been named defendant in two lawsuits by purported holders of publicly-traded notes and debentures of Sea Containers Ltd. challenging the proposed spinoff distribution by Sea Containers of the Company's common shares owned by Sea Containers to its shareholders as not complying with the indenture terms of those notes and debentures. During the quarter ended September 30, 2001, there was no material development in this litigation. The Company understands that Sea Containers continues to believe the allegations of the plaintiffs in these lawsuits are without merit, and therefore Sea Containers will oppose vigorously any litigation relating to the proposed spinoff. Sea Containers is also indemnifying OEH with respect to possible losses arising from these lawsuits.

    Other than the foregoing litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 5.  Other Information

    In August 2001, the Company registered with the Commission (Registration Statement No. 333-67268) a secondary offering by Sea Containers Ltd. of up to 5,000,000 existing class A common shares of the Company. Sea Containers has advised the Company that, during the three months ended September 30, 2001, 75,200 of the shares were sold at market prices prevailing at the times of sale, and that the sales were made in ordinary broker transactions at normal brokerage commissions through Salomon Smith Barney Inc. Sea Containers is bearing all costs and expenses of this offering, and the Company will receive none of the sale proceeds.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits. The index to exhibits appears below, on the page immediately following the signature page to this report.

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
Dated: November 13, 2001

EXHIBIT INDEX

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
  ITEM 1. Legal Proceedings
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX