Form 10-K
period 2001-12-31
ORIENT EXPRESS HOTELS LTD
filed 2002-03-27
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0223493 (IRS Employer Identification No.)

41 Cedar Avenue, P.O. Box HM 1179
Hamilton HM EX, Bermuda
(Address of principal executive offices)

Registrant's telephone number, including area code: (441) 295-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Class A Common Shares, $0.01 par value each	Name of each exchange on which registered New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See Preliminary Notes on page 1.)

        As of March 15, 2002, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding (including 18,044,478 Class B shares accounted for as owned by subsidiaries of Orient-Express Hotels Ltd. (see Note 9(e) to the Financial Statements (Item 8)) and 16,429,201 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.). The aggregate market value of the Class A common shares held by non-affiliates of the registrant was approximately $220,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

        Preliminary Notes:    Orient-Express Hotels Ltd. is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this annual report pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, Orient-Express Hotels Ltd. elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, and does so as those forms apply to foreign private issuers.

        Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of Orient-Express Hotels Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers, directors and significant shareholders are exempt from Section 16 of the 1934 Act.

        Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below.

PART I

ITEM 1. Business

        Orient-Express Hotels Ltd. (the "Company" and, together with its subsidiaries, "OEH") is a hotel and leisure group focused on the luxury end of the leisure market. It currently owns and/or operates 30 highly individual deluxe hotels worldwide, four restaurants (one of which is a local group of four outlets), six tourist trains, and a river cruiseship. OEH acquires only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveler. The locations of OEH's various properties are shown in the map above, numbering 37 because the Hotel Cipriani and Palazzo Vendramin are both in Venice and the Hotel Splendido and Splendido Mare are both in Portofino, while Gametrackers in Botswana operates three separate safari lodges. These seven units bring the total to 41 properties.

        Hotels and restaurants represent the largest segment of OEH's business, contributing 84% of revenue in 2001. Tourist trains and cruises accounted for the remaining 16%. OEH's worldwide portfolio of hotels currently consists of 2,900 individual guest rooms and multiple-room suites, each known as a key. Those in 2001 achieved an average daily room rate, or ADR, of $276. A majority of OEH's customers are leisure travelers, with approximately 55% of guests in 2001 originating from the United States, 32% from Europe and the remaining 13% from elsewhere in the world.

        Revenue, operating earnings and identifiable assets of OEH in 1999, 2000 and 2001 for its business segments and geographic areas are presented in Note 13 to the Financial Statements (Item 8 below).

        At the present time, OEH is a majority-owned subsidiary of Sea Containers Ltd. See "OEH's Relationship with Sea Containers Ltd." below.

Owned Hotels—Europe

  Italy

        The Hotel Cipriani and Palazzo Vendramin—102 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island opposite the Piazza San Marco. Most of their rooms have views over the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court and a private boat service to the Piazza San Marco. OEH has added rooms to these properties over the years often by combining smaller rooms into suites. OEH acquired in 2000 a building adjacent to the hotel, which provides banquet and meeting rooms and frees up space in the main hotel to add eight keys, one of which is currently under construction in 2002.

        The Hotel Splendido and Splendido Mare—84 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court. There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus links the two parts of the resort. OEH acquired the Splendido Mare during 2001, having previously operated it under a long-term lease.

        The Villa San Michele—45 keys—is located in Fiesole, a few minutes drive from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over the historic center of Florence and the Arno River Valley. OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool. A shuttle bus service is provided to the center of Florence. The property occupies ten acres and OEH is currently adding eight new keys in 2002.

        These Italian properties are seasonal and close for varying periods during the winter.

        OEH owns and is redeveloping the Hotel Caruso in Ravello on three hill-top acres overlooking the Amalfi coast near Naples. Parts of the property date back to the 11th century. OEH has received business grants from the European Union to help with this redevelopment and, assuming all government planning reviews are completed soon, is targeting to re-open the hotel in 2003.

  Portugal

        Reid's Palace Hotel—164 keys—is the most famous hotel on the island of Madeira and has been substantially refurbished by OEH in recent years. This resort is situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has four restaurants and spacious conference facilities. Leisure and sports amenities include two swimming pools, a third tide-filled pool, tennis courts, ocean water sports and access to two championship golf courses. It is particularly well known in the United Kingdom and German leisure markets and has year round appeal, serving both winter escapes to the sun and regular summer holidays. Later in 2002, OEH plans to start development of a new spa and conference center at the hotel.

        The Hotel Quinta do Lago—141 keys—is located near Faro in the Algarve region, an area well known as a premier European golf destination and also popular for more traditional summer holidays because the Rio Formosa National Park and Atlantic Ocean beaches are within walking distance. Opened in 1988, the hotel occupies eight acres and features ocean views, two restaurants, a health club, indoor and outdoor swimming pools, tennis courts and extensive gardens as well as access to nearby championship golf courses. OEH is planning to add a 21-key extension to the property.

        OEH owns the Lapa Palace Hotel—109 keys—in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The main part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family. It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking. The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres. In 2001, 15 keys were added. OEH owns an adjoining parcel of land suitable for further development and has applied for planning permission to add 50 more keys.

  France

        Hôtel de la Cité—61 keys—is located in Carcassonne, about an hour's drive from Toulouse. This beautiful walled medieval town attracts three million tourist visitors per year. The hotel is situated on the square of Basilica Saint-Nazaire, the town's main architectural attraction, and incorporates one of the 50 watch towers in Carcassonne's ancient fortifications. Opened in 1909, it features two restaurants, gardens with a swimming pool and a conference center, occupying two acres altogether. OEH completed extensive refurbishment work during 2001 to upgrade the property and reposition it in the higher end of the hotel market. The hotel also owns and operates for guests on day excursions a canal barge in the nearby Canal du Midi.

  Spain

        In February 2002, OEH acquired La Residencia—63 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca in the Mediterranean. The price was approximately $40,000,000 and included purchase of Le Manoir aux Quat' Saisons described in the next paragraph and a 50% interest in four Le Petit Blanc restaurants in England described under "Restaurants" below. The core of La Residencia was created from two 16th and 17th century country houses set on a hilltop site of 30 acres. The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as a large outdoor swimming pool, two tennis courts and a spa with an indoor pool. Mallorca is a popular tourist destination with over seven million visitors each year.

  England

        Also in February 2002, OEH acquired Le Manoir aux Quat' Saisons—32 keys—in Oxfordshire about a hour's drive west of London. The main part of the hotel is a 15th century manor house set in 27 acres of gardens. The property has been developed by Raymond Blanc, one of Britain's most famous chefs, and the hotel's restaurant has two stars in the current Michelin Guide, placing it among the best in the British Isles. Mr. Blanc has given a long-term commitment to remain the chef at the hotel.

Owned Hotels—North America

  United States

        The Windsor Court—324 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront. Harrah's operates the only land-based casino in Louisiana across the street from the hotel. Each room has panoramic views over the river or the city. Facilities include three restaurants and lounges, a rooftop ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club. The hotel's interior décor features a collection of historic European art and antique furniture. In late 2000, a new luxury hotel opened nearby which increased competition, but management believes the Windsor Court will maintain its prominence in the New Orleans market.

        In May 1999, OEH acquired Keswick Hall—48 keys. Originally a private home dating from 1912, the hotel is located in the rolling countryside of central Virginia, near Charlottesville and Monticello. It is popular for weekend breaks and business meetings because of the surrounding area and the adjacent Keswick Club which features several tennis courts, an Olympic-sized swimming pool and an Arnold Palmer golf course which OEH operates under lease. OEH has an option to purchase the golf course which it plans to exercise in 2002. Zoning permits have also been issued to allow building up to 75 new keys. Including the golf course, the total site occupies 600 acres.

        In the Keswick Hall transaction, OEH also acquired in May 1999 the Inn at Perry Cabin—41 keys —which was built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 shoreside acres that include a health club, an indoor swimming pool and boating and fishing on the Bay, it is an attractive vacation spot, particularly for the Washington, D.C. market. Like Keswick Hall, the Inn at Perry Cabin has extensive grounds for expansion. A major renovation of the hotel with the addition of 40 keys and a conference facility is currently underway for completion in 2002.

  Caribbean

        OEH owns La Samanna—81 keys—located on the island of St. Martin in the French West Indies. Built in 1973, the hotel has two restaurants and comprises 16 buildings on ten acres of land along a 4,000-foot beach. Amenities include a freshwater swimming pool, tennis courts, fitness and conference centers, boating and ocean water sports. The hotel is currently expanding its spa facilities, and owns an adjacent 45 acres of land available for future development, starting with a planned 40 additional keys. The hotel is open most of the year, seasonally closing during the autumn months. The hotel has also been closed for short periods due to hurricane damage in the past, and is insured for damage and business interruption relating to this risk.

        During the first quarter of 1999, OEH sold at a $1,300,000 gain the Windermere Island Club in the Bahamas, which its predecessor company had acquired in 1983. The property had been closed for several years pending sale.

  Mexico

        In March 2002, OEH acquired for about $7,500,000 a 75% equity interest in Maroma Resort and Spa—57 keys—on Mexico's Caribbean coast 40 miles south of Cancun. OEH will manage the hotel with continuing support from the seller, who will retain a 25% interest over which OEH has a right of first refusal to acquire in certain circumstances. Of the total keys, 21 are under construction for completion in 2002. The resort opened in 1995 and has 25 acres of land, including some for future expansion, along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scubadive. Important Myan archaeological sites are also nearby. Rooms are arranged in six low-rise villas and there are extensive spa facilities. Cancun airport provides excellent international flight connections to the hotel.

Owned Hotels—Rest of the World

  South America

        Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace Hotel—226 keys—is one of the most famous in South America and features two gourmet restaurants, several spacious function and meeting rooms including a 500-seat theater, a large swimming pool, health club and a roof-top tennis court and pool. Future expansion is planned subject to obtaining government planning permission. In mid-2001, a new luxury hotel opened nearby which increased competition, but management believes the Copacabana Palace will maintain its prominence in the local Rio market.

        In January 2001, OEH acquired the Miraflores Park Plaza—81 keys—in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city. Opened in 1997, the hotel has a business center for guests, a large ballroom, outdoor pool, and health and beauty facilities, and occupies about one acre of land.

  Southern Africa

        The Mount Nelson Hotel—226 keys—in Cape Town, South Africa is an historic property opened in 1899 with beautiful gardens and pools and has long enjoyed a reputation as one of the foremost hotels on the African continent. It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has a ballroom, two swimming pools, tennis courts and a fitness center, all situated on ten acres of grounds and gardens.

        OEH developed the Westcliff Hotel—118 keys—in Johannesburg, South Africa as the only garden hotel in the city, perched on six hillside acres with views over the zoo and park. Its resort amenities include two swimming pools, a tennis court and health club, and the hotel attracts business guests because of its proximity to the city center. It opened in 1998. Part of the site is available for future development including a banquet and conference center planned to be built during 2002.

        OEH owns Gametrackers—39 keys total—comprising three separate safari lodges in Botswana called Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp. Established in 1971, OEH leases the lodge sites in the Okavango River delta and nearby game reserves, where some of the best wildlife in Africa can be observed from open safari vehicles or boats. Each camp has 12 to 15 twin-bedded deluxe tents, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

  Australia

        In March 2000, OEH acquired the Observatory Hotel—96 keys—in Sydney, and Lilianfels Hotel—86 keys—in the Blue Mountains National Park west of Sydney. OEH managed the Observatory Hotel for many years and the contract had provisions which helped it acquire the property at an attractive price. Within walking distance of the central business district of Sydney, this hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a health club with indoor swimming pool, a tennis court and a large parking garage on a site of about one acre.

        The Lilianfels Hotel is named after the original estate house, dating from 1890, which has been refurbished as the hotel's gourmet restaurant. The main hotel, built in 1992, has a second restaurant and conference facilities. The resort's four acres of grounds encompass an indoor swimming pool, health club and spa, tennis court and extensive gardens with views over the Blue Mountains. There is expansion land at this property including adjoining plots acquired in 2001.

  French Polynesia

        In April 2001, OEH acquired the Bora Bora Lagoon Resort—80 keys—which opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site. Guests dine in two restaurants and enjoy extensive water sports and tennis. A major renovation program at this property is currently underway in 2002. OEH previously managed the resort under contract. In 1999, when the owner was considering a sale, OEH agreed to sell back to the owner its contractual right to an early termination fee, which generated a $2,500,000 gain that year.

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

        In March 1999, OEH formed a 50/50 joint venture with local investors in Peru, one of the most interesting and promising tourist locations in South America. Under exclusive management of OEH, this joint venture operates the following two hotels under 20-year renewable leases which commenced in 1995.

        The Monasterio Hotel—123 keys—is located in the ancient Inca capital of Cusco, the most important tourist destination in Peru. OEH has embarked on a program to upgrade and expand the property substantially and in that connection has a long-term lease on the adjoining Nazarenas convent, a total site of about three acres. The hotel was originally built as a Spanish monastery in the 16th century and was converted to hotel use in 1995. The deluxe guest rooms and suites and two restaurants are arranged around open-air cloisters. Because of Cusco's high altitude, special oxygenation has been added to the ventilation system of some of the refurbished rooms.

        The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel in the vicinity of the famous mountaintop Inca ruins. OEH has refurbished all of the rooms to a high standard. The joint venture also has a lease on a seven-acre site by the river at the foot of the ruins, close to the town where tourists arrive by train, which OEH plans to develop as a larger hotel, but this is unlikely to be open for several years given the time required for permits, design and construction.

Restaurants

        OEH owns '21' Club, the famous landmark restaurant in New York City. Originally a speakeasy in the 1920s, this restaurant is open to the public, occupies three brownstone buildings in midtown Manhattan and features gourmet American cuisine. It serves à la carte meals in the bar restaurant and also has a number of banqueting rooms used for functions. It was during Prohibition that '21's famous secret wine cellar was built, with its two-ton door operated by placing an 18-inch wire into a tiny key hole in a certain brick. During 2002, OEH plans to add a second à la carte restaurant in one of the banquet rooms.

        OEH also has a 49% interest in Harry's Bar, a private dining club in the Mayfair area of London. The majority partner manages the restaurant with assistance from OEH's Italian hotels. Its menu features gourmet Italian cuisine. OEH has a right of first refusal to acquire the remaining interest in this property under certain conditions.

        OEH has bought the contents and name of the renowned La Cabaña steak house in Buenos Aires and a suitable site in the city to re-establish the restaurant in 2003 after planned refurbishment.

        As noted under "Owned Hotels—Europe" above, OEH acquired two hotels in Spain and England in February 2002 that included purchase of a 50% interest in a group of four restaurants each called Le Petit Blanc in Oxford, Cheltenham, Birmingham and Manchester, England. Developed by Raymond Blanc, the chef at Le Manoir aux Quat' Saisons who is the other 50% owner, they offer his French cuisine reasonably priced in contemporary brasserie settings. The four sites are leased.

Tourist Trains and Cruises

        OEH's principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England. OEH owns 30 railway cars originally used on the historic "Orient-Express" and other famous European trains. All have been refurbished in original 1920s/1930s décor and meet modern safety standards. The services offered are a continuation of, and are marketed as, the Orient- Express trains of pre-World War II years. One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers. The other on the Continent is made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers. They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. Passengers travel under the English Channel by bus on the Eurotunnel shuttle train. Occasional trips are also made from time to time to Rome, Prague and Istanbul and other European destinations.

        The British Pullman cars of Venice Simplon-Orient-Express operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels. Both the British and Continental trains are available for private charter.

        In June 2000, OEH launched a new tourist train, Northern Belle, offering day trips and charter service in the north of Britain. It builds on the success of OEH's British Pullman business, which focuses on the south of England around London. The train comprises six dining cars elegantly decorated to be reminiscent of old British "Belle" trains of the 1930s, plus related service cars, and can carry up to 250 passengers. Full course gourmet meals are served on board and passengers stay in local hotels on overnight itineraries.

        In September 1999, PeruRail was formed as a 50/50 joint venture with Peruvian partners to operate a large part of the state-owned Peruvian railways under a 30-year franchise agreement with a possible extension for a further 30 years. In return for the franchise, the joint venture pays the Peruvian government a fee related to traffic levels which can be offset for ten years either fully or partially against investment in track improvements. The 70-mile Cusco-Machu Picchu line serves mainly tourists visiting the Inca ruins. This is the principal access to the famous Inca ruins because there is no convenient road. A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic at present. The Cusco-Machu Picchu line connects two of OEH's Peruvian hotels allowing creation of inclusive packages. During 2001, OEH began operating a deluxe daytime tourist train service on the Cusco-Puno route through the High Andes mountains using refurbished PeruRail passenger cars, and a 1930s steamer included in the franchise on day excursions for tourists on Lake Titicaca.

        OEH's other luxury trains are the Eastern & Oriental Express in Southeast Asia, and the Great South Pacific Express in eastern Australia. Both are operated under exclusive management contracts with OEH having a 25% shareholding in the Eastern & Oriental Express owning company and a 10% shareholding in the Great South Pacific Express operating company.

        The Eastern & Oriental Express makes one round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey lasts about 48 hours each way and includes two nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai in northern Thailand. Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms. The train is made up of sleeping cars with three types of berths, three restaurant cars, a bar car and an open air observation car and can carry 125 passengers. Like the Venice Simplon-Orient-Express, the Eastern & Oriental Express is available for charter by private groups.

        The Great South Pacific Express which commenced operations in May 1999 comprises 21 sleeping, restaurant, bar and observation cars decorated in a late 19th century style with capacity for 100 passengers. These are owned by Queensland Rail and leased to the operating company. Like the Eastern & Oriental Express tourist train, the Great South Pacific Express train is fully air-conditioned and the three types of passenger compartments are well appointed with private bathrooms. Regularly scheduled one or two night itineraries originating out of Brisbane operate north to Cairns in Queensland and south to Sydney in New South Wales. The northern route includes stopovers for passengers to visit the Great Barrier Reef and the Kurunda rainforest. The southern route includes stopovers in the Hunter Valley wine region and the Blue Mountains in New South Wales and a visit to Canberra, Australia's capital city.

        OEH owns and operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road to Mandalay. The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished. It features 66 air-conditioned cabins with private bathrooms, spacious restaurants and lounge areas and a canopied sun deck with swimming pool. The ship travels between Mandalay and Pagan up to eight times each month and carries 126 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest. Five to eight night itineraries are offered including airfare to and from the ship and hotel accommodation in Rangoon. OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border. The ship does not operate in midsummer due to the heat and occasionally when the water level of the Irrawaddy River falls below normal levels due to lack of rainfall.

Management Strategies

        OEH has benefited in recent years from trends and developments favorably impacting the world hotel, travel and leisure market, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback in 2001 due to a slowing world economy and the shock of terrorist attacks on September 11 followed by the war in Afghanistan. Management believes that the public's confidence in world travel will return and demand for luxury hotel and tourist products will resume. For the future, OEH plans to grow its business by increasing prices, occupancy and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruiseship to add trips, and by acquiring additional distinctive luxury properties throughout the world. Factors in OEH's evaluation of potential acquisitions include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

        OEH plans to continue both owning and operating most of its properties. Ownership encourages OEH to develop the distinctive character of its properties and allows it to benefit from all of the current cash flow and future capital gains should it sell a property. Self-management has enabled OEH to capture the economic benefits otherwise retained by a third-party operator, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

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

Marketing, Sales and Public Relations

        OEH's sales and marketing function is based upon global and local direct sales, cross-selling to existing customers and public relations. OEH has a global sales force of over 150 persons in 40 locations. Hotel marketing efforts are coordinated through OEH's regional sales offices mainly in New York and London while the tourist trains and cruiseship are marketed through sales and reservations offices in Providence (Rhode Island), London, Paris, Cologne, Tokyo, Singapore, Brisbane and Cusco. OEH also has local sales representatives at many of the hotels. The responsibilities of OEH's sales staff include promoting special events, working with group and corporate account representatives and planning direct mail efforts.

        Because repeat customers appreciate the consistent quality of OEH's hotels, trains and restaurants, a key aspect of its strategy is to promote other OEH properties through various cross-selling efforts. These include direct mail to existing customers, in-house brochures and promotions, discounts on travel by frequent guests, and OEH's in-house "Orient-Express Magazine". OEH also sells to guests luxury souvenir goods branded with the names of its travel products.

        Another key aspect of OEH's marketing strategy is a focus on public relations, which it believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of the properties, guests are more likely to hear about OEH's hotels and tours through word-of-mouth or magazine or newspaper articles rather than direct advertising. OEH has two in-house public relations offices in London and New York and representatives in 11 countries worldwide, including contracts with third-party public relations firms, to promote its properties through travel magazines and various local, national and international newspaper travel sections. OEH also belongs to a number of international organizations to promote its properties in conjunction with other non-branded, luxury operators through such groups as "The Leading Hotels of the World" and "Preferred Hotels and Resorts Worldwide".

Internet Initiatives

        Management believes that there is significant potential for the internet to enhance distribution and reduce sales and marketing expenses. Through its website (www.orient-express.com), OEH offers enhanced direct booking services. The internet also helps lower transaction costs on reservations by saving travel agent commissions and tour operator discounts. OEH is also developing an Orient-Express Hotels Club site to offer discounted rates to frequent guests, and perhaps the frequent guests of other travel companies whose products are comparable to OEH but who do not compete directly. This will allow OEH to reward its frequent guests, sell excess room capacity and establish a growing on-line community.

Industry Awards

        OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market. Over the years, OEH's properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler and private subscription newsletters such as Andrew Harper's Hideaway Report, or industry bodies such as the American Automobile Association. They are based on opinion polls of their readers or the professional opinion of journalists or panels of experts. The awards are considered to influence consumer choice and are therefore highly prized.

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

        Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property, pricing, range and quality of food services and amenities offered, types of cuisine, and name recognition. Demographic, geographic or other changes in one or more of OEH's markets could impact the convenience or desirability of the sites of OEH's hotels and restaurants, and so could adversely affect their profitability. Also, new or existing competitors could significantly lower prices or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which OEH's hotels and restaurants compete.

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

        OEH's luxury trains have no direct competitors. Other trains exist on similar routes, but management believes OEH's trains and onboard service are so unique that guests consider OEH's trains more as a luxury experience and an end in themselves rather than as a means of transport.

Employees

        OEH currently employs about 4,400 persons, about 1,850 of whom are represented by labor unions. Approximately 3,600 persons are employed in the hotels and restaurants, 700 are employed in the trains and cruises business, and the balance are engaged in central administration and sales.

        Management believes that OEH's ongoing labor relations are good but these could deteriorate due to disputes over wage or benefit levels, working conditions or OEH's response to changes in government regulation of workers and the workplace. OEH's operations rely heavily on employees providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees could adversely affect OEH's ability to provide those services.

Government Regulation

        OEH and its properties are subject to numerous laws and government regulations such as those relating to food and beverage preparation and sale, liquor service, health and safety of premises, employee relations, the environment and handling of hazardous substances. Management believes that OEH is in compliance in all material respects with relevant laws and regulations with respect to its business. Changes in these and in government tax rates or regimes, however, may adversely affect the results of OEH's various properties.

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

        OEH's operations are subject to factors generally encountered in the hospitality industry, such as cyclical downturns arising from changes in general and local economic conditions, changes in popular travel patterns, dependence by certain properties on vulnerable geographic market segments, inability to sustain price increases or to reduce costs, periodic local oversupply of guest accommodation which may adversely affect occupancy rates and actual room rates achieved, and regional and local political and other conditions affecting market demand, including recessions, energy and water shortages, epidemics, civil disorder, crime and terrorism. Another factor is seasonality in that many of OEH's hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months. The effect of these factors varies among the hotels and other properties because of their geographic diversity.

        In particular, as a result of terrorist attacks on September 11, 2001 and the subsequent military action in Afghanistan, international, regional and even domestic travel has been disrupted. Demand for most of OEH's properties declined substantially in the latter part of the year, and the effects of the disruption may continue to be felt, for example, because of reluctance of leisure travellers to go abroad or through a shortening of booking lead-times by guests, travel agents and tour operators.

        Local extreme weather conditions such as storms and hurricanes, destructive forces like fire or flooding and, in the case of OEH's tourist trains, disruption of the railway networks on which they operate may adversely affect operations and revenue at individual OEH properties. OEH carries property and loss of earnings insurance in amounts management deems adequate, but damages may exceed the insurance limits or be outside the scope of coverage.

        Management intends to increase revenues and net income through acquisitions of new properties and expansion of existing ones. Pursuit of these opportunities depends on OEH's ability to identify suitable properties, to negotiate purchases or construction on satisfactory terms, to obtain the necessary financing and governmental permits, to build on schedule, and to integrate new properties into OEH's operations. Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those currently encountered in existing locations. OEH may develop new properties in the future which are subject to such adverse factors as market or site deterioration after acquisition, inclement weather, construction delays, labor or materials shortages, work stoppages and the continued availability of construction and permanent financing.

        The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade existing properties, are capital intensive. The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions and expansions depends on prevailing market conditions and the acceptability of financing terms offered to OEH. There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund OEH's needs. Future equity financings may be dilutive to existing holders of OEH shares, and future debt financings may involve restrictive covenants limiting OEH's flexibility to operate its business.

        Currency fluctuations may materially affect OEH's financial statements and operating margins because of the geographic diversity of its operations linked to foreign currencies. OEH financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency of OEH's costs and liabilities fluctuates in relation to the currency of its revenue and assets, which fluctuation may adversely affect operating margins. With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is a reporting consideration and does not affect the underlying results of operations, as transaction risk does. OEH tries to match foreign currency revenues and costs and assets and liabilities to provide a natural hedge against translation risks although this is not a perfect hedge. With respect to transaction risk, OEH may try to mitigate its exposure by entering into forward foreign exchange contracts from time to time. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk below.

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

OEH's Relationship with Sea Containers Ltd.

        Sea Containers Ltd. ("SCL"), a Bermuda company with shares listed on the New York Stock Exchange, engages in three main businesses, namely (i) service-oriented ferry and rail transport operations primarily in and around Britain and Scandinavia, (ii) worldwide marine cargo container leasing primarily through its GE SeaCo joint venture with General Electric Capital Corporation and (iii) hotel and leisure operations through OEH. Until the initial public offering of the Company's Class A shares in August 2000, it was a wholly-owned subsidiary of SCL. SCL currently owns about 58% of the Company's Class A shares and all of the Company's Class B shares including those Class B shares accounted for as owned by OEH subsidiaries. These shares in total represent about 95% of the combined voting power of the two classes for most matters submitted to a vote of Company shareholders.

        OEH has entered into agreements with SCL providing for the separation of their business operations, for various ongoing relationships between the companies such as shared services and offices, tax matters, noncompetition and indemnity, and relating to the shares of the Company and SCL to be owned by their respective subsidiaries. See Item 13—Certain Relationships and Related Transactions below. The last agreement, an Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated as of June 6, 2001 (the "SOS Restructuring Agreement"), enables four OEH subsidiaries to acquire from SCL a substantial number of the Class B common shares in the Company (representing an approximate 77% voting interest in the Company) either when a spinoff distribution described in the next paragraph occurs or, by one of those OEH subsidiaries, at any time after July 21, 2002 upon exercise of a call option under the SOS Restructuring Agreement.

        SCL intends to distribute to its shareholders a substantial number of the Class A and B common shares of the Company that SCL owns if it completes planned public sales of some of those shares of the Company (subject to stock market conditions) and receives all necessary consents and approvals from its board of directors, lenders and others. SCL is not obligated to make a spinoff distribution which may not occur soon or at all. Claims by alleged holders of public debt of SCL that a distribution is a default under the indentures governing that debt were dismissed by the court during 2001 but, if reasserted, could delay or even prevent a distribution from occurring. See Item 3—Legal Proceedings below. Also, SCL may elect to sell all or substantially all of the shares of the Company it owns, but subject to the call option rights of an OEH subsidiary under the SOS Restructuring Agreement. See Item 13—Certain Relationships and Related Transactions below.

        In August 2001, the Company registered with the Securities and Exchange Commission (Registration Statement No. 333-67268) a public secondary offering by SCL of up to 5,000,000 existing Class A common shares of the Company. SCL has advised OEH that, during the three months ended September 30, 2001, SCL sold 75,200 of the shares realizing net proceeds of about $1,500,000 and, during the period January 1-March 15, 2002, SCL sold 439,200 of the shares realizing net proceeds of about $8,000,000. SCL has further advised OEH that all of the shares were sold at market prices prevailing at the time of sale, and that the sales were made in ordinary broker transactions at normal brokerage commissions through Salomon Smith Barney Inc. SCL is bearing all costs and expenses of this offering, and OEH will receive none of the sale proceeds.

        Before OEH's separation from SCL and subject to the SOS Restructuring Agreement, SCL will have the power to control OEH as long as it continues to own a substantial number of the Company's Class B common shares. As a result, until SCL distributes or otherwise disposes of these shares including to OEH subsidiaries under the SOS Restructuring Agreement, SCL will be able to elect the Company's entire board of directors and, through it, to control any determination with respect to OEH's business direction and policies. Since the initial public offering of the Company's Class A shares in August 2000, the Company's board of directors and management have conducted OEH's business with the full support of SCL, and OEH believes SCL has no intention of withdrawing that support. Of the six directors on the Company's board, three are also directors or officers of SCL.

        SCL is the borrower under financing agreements which contain covenants limiting the actions which SCL may take, or permit a material subsidiary such as the Company to take. The Company will continue to be a material subsidiary for purposes of these covenants so long as it remains majority-owned or controlled by SCL. SCL's financing agreements also impose financial covenants measured on a consolidated basis with SCL's subsidiaries, including OEH. SCL's decisions with respect to OEH, while it remains an SCL subsidiary, may be affected by its having to remain in compliance with these covenants and other requirements. OEH may cease to be a material subsidiary of SCL under these agreements if an OEH subsidiary exercises on or after July 21, 2002 a call option on OEH shares under the SOS Restructuring Agreement as described above. See Item 13—Certain Relationships and Related Transactions below.

        A default under SCL's loan agreements or public debt indentures could result in a default under some OEH loan agreements which contain cross-default provisions to debt of SCL. See Note 5 to the Financial Statements below. Any default under loan agreements of OEH triggered by a default under SCL's debt instruments could also result in cross-defaults to other loan agreements of OEH. OEH is amending these loan agreements or refinancing them in order to remove these cross-default provisions. OEH has guaranteed no debt of SCL.

ITEM 2. Properties

        OEH owns 27 hotels, three European tourist trains, a cruiseship and two restaurants as described in Item 1—Business above. OEH owns interests of 50% or less in three hotels, its Southeast Asian and Australian tourist trains and PeruRail, and two restaurant businesses also as described in Item 1—Business above. The small regional sales and marketing offices of the hotels, tourist trains and cruiseship are occupied under lease.

ITEM 3. Legal Proceedings

        As previously reported, the Company had been named defendant in two lawsuits in New York state court by investors alleging to be holders of publicly traded notes and debentures of SCL and claiming, inter alia, certain defaults under the indentures governing those notes and debentures have occurred or would occur because of a proposed spinoff distribution of the Company's shares by SCL. The first lawsuit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. Those plaintiffs filed notices of intention to appeal the dismissal with the New York Appellate Division on August 2, 2001, but no appeal has been filed to date. The second lawsuit was dismissed by the same New York state court on November 28, 2001 on similar grounds, and the plaintiffs in that case have not appealed. See note 11(b) to the Financial Statements (Item 8 below).

        Other than this public debt litigation, OEH is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2001.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Class A common shares of the Company are traded on the New York Stock Exchange. The Class B common shares of the Company are all owned by Sea Containers Ltd., and are not listed. The following table presents the quarterly high and low sales prices of the Class A common shares since the Company's initial public offering on August 10, 2000 as reported for New York Stock Exchange composite transactions:

	2001		2000
	High	Low	High	Low
First quarter	$23.60	$16.00	$—	$—
Second quarter	23.25	16.30	—	—
Third quarter	22.45	10.60	26.25	19.00
Fourth quarter	18.40	12.31	22.25	16.63

        The Company has paid no cash dividends on its Class A and B common shares since its initial public offering, the Board of Directors having determined to retain profits to fund future growth and development of OEH.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At March 15, 2002, the number of record holders of the Class A common shares of the Company was approximately 20.

ITEM 6. Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands except per share amounts)
Revenue and earnings from unconsolidated companies	$261,348	$276,395	$249,082	$230,883	$198,716

Gain on sale of assets and other	—	—	$3,800	—	$5,000

Net earnings on Class A and Class B common shares before cumulative effect of change in accounting principle	$29,850	$39,965	$37,995	$26,696	$28,025

Net earnings per Class A and Class B common share before cumulative effect of change in accounting principle:
Basic and diluted	$0.97	$1.43	$1.47	$1.03	$1.08

Total assets	$836,251	$725,876	$661,866	$602,487	$495,963

Long-term obligations	$362,871	$276,773	$309,940	$279,131	$206,053

Shareholders' equity	$392,587	$378,717	$292,313	$266,018	$249,228

        See notes to consolidated financial statements (Item 8).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        OEH has two business segments: (1) hotels and restaurants and (2) tourist trains and cruises. Hotels currently consist of 30 deluxe hotels, including La Residencia, Le Manoir aux Quat' Saisons and Maroma Resort and Spa, all acquired in early 2002. Twenty-seven of these are wholly or majority owned and are referred to in this report as "owned hotels", although the Miraflores Park Plaza was accounted for among "hotel management interests" during 2001 until the end of the year when it became an "owned hotel". See Note 2(a) to the Financial Statements (Item 8 below). The other three hotels in which OEH has an equity interest and operates under management contracts are referred to in this report as "hotel management interests". In 2001, revenue from hotel management interests was $10.9 million, or 4% of total revenue, which consisted of $6.4 million from investments accounted for using the equity method, and $4.5 million from management fees. Of the owned hotels, 12 are located in Europe, five in North America and ten in the rest of the world. One of the hotels in Europe—the Hotel Caruso in Ravello—is not currently operational as it is undergoing restoration and refurbishment.

        Also, OEH currently owns and operates the restaurant '21' Club in New York, has a 49% interest in Harry's Bar in London, a 50% interest in four restaurants in Britain, trading as Le Petit Blanc (operating as one unit), and owns La Cabaña restaurant in Buenos Aires, which is currently closed for restoration and refurbishment (the "restaurants").

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

        OEH has been pursuing a growth strategy based on internal growth driven principally by increases in REVPAR, growth from expansion of existing properties and growth from acquisitions. As a result of this strategy, in recent years prior to the September 11th events referred to below, the revenues of OEH, its earnings before interest, tax, depreciation and amortization, or EBITDA, its EBITDA margin (EBITDA over revenue) and its net earnings have all increased substantially.

        Following the terrorist attacks in the United States on September 11, 2001, OEH experienced a significant adverse impact on its business in common with other companies in the travel and hospitality sector. Significant levels of cancellations were received by OEH's hotels from American customers in the immediate aftermath of September 11th including hotels outside the United States, whose guests are, approximately, one-third American. The subsequent impact upon the economy of the United States and concerns for the world economy generally has meant that whilst occupancy at the hotels has recovered from the immediate impact, they have not recovered to the pre-September 11th levels. This has led directly to the decrease in revenue and net earnings of OEH in 2001 compared to 2000, which is discussed in more detail in the following sections.

        In 2001, 84% of OEH's revenues were derived from the hotels and restaurants segment and the remainder from the tourist trains and cruises segment. In the hotels and restaurants segment, 87% of revenues was from owned hotels, 8% was from restaurants and 5% was from hotel management interests.

        OEH derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages. The main factors for analyzing rooms revenue are the number of room nights sold and the average daily room rate, or ADR, and REVPAR referred to above which is a measure of both these factors.

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

        Selling, general and administrative expenses include travel agents' commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management. Some of the central general and administrative expenses are provided under agreement with SCL. See Note 14 to the Financial Statements below.

        Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and the cruiseship.

        When OEH looks at results for a period on a "comparable" basis, OEH is considering only the results of hotels owned throughout the period mentioned.

Results of Operations

        OEH's operating results for years 2001, 2000, and 1999, expressed as a percentage of total revenue, were as follows:

	Year ended December 31,
	2001	2000	1999
Revenue:
Hotels and restaurants	82%	83%	80%
Tourist trains and cruises	15	14	15
Earnings from unconsolidated companies	3	3	3
Gains on sale of assets and other	—	—	2

	100	100	100
Expenses:
Depreciation and amortization	6	5	5
Operating	46	45	44
Selling, general and administrative	28	25	26
Net finance costs	7	8	8

Earnings before income taxes	13	17	17
Provision of income taxes	2	2	2

Earnings before cumulative effect of change in accounting principle	11	15	15
Cumulative effect of change in accounting principle	—	—	(1)

Earnings as a percentage of total revenue	11%	15%	14%

        The revenues and earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the years 2001, 2000, and 1999 are analyzed as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in millions)
Revenue:
Owned Hotels:
Europe	$79.8	$79.0	$80.0
North America	59.2	67.2	59.1
Rest of the World	52.7	55.1	38.6
Hotel management interests	10.9	11.4	11.1
Restaurants	17.8	20.9	20.1
Tourist trains and cruises	40.9	42.8	40.2

Total	$261.3	$276.4	$249.1

EBITDA:
Owned Hotels:
Europe	$26.9	$27.2	$27.4
North America	14.6	20.2	17.4
Rest of the world	14.9	18.6	12.7
Hotel management interests	10.9	11.4	11.1
Restaurants	4.0	6.0	5.9
Tourist trains and cruises	7.3	10.1	5.8
Gains	—	—	3.8
Central overheads	(9.5)	(9.4)	(8.8)

Total EBITDA	$69.1	$84.1	$75.3

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

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Revenue

        Total revenue, including earnings from unconsolidated companies, decreased by $15.1 million, or 5%, from $276.4 million in 2000 to $261.3 million in 2001 (on a comparable basis, excluding acquisitions in 2000 and 2001 revenue decreased by $19.8 million). Hotels and restaurants revenue decreased by $13.2 million, from $233.6 million in 2000 to $220.4 million in 2001, and the revenue from tourist trains and cruises decreased by $1.9 million, from $42.8 million to $40.9 million.

        The decrease in hotels and restaurants revenue comprised the following:

  •
  a decrease in owned hotels revenue of $9.6 million, or 5%, from $201.3 million in 2000 to $191.7 million in 2001. The overall REVPAR was $173 in 2001 compared to $185 in 2000; comparable REVPAR decreased by 9% in U.S. dollars, or 6% in local currency,

  •
  a decrease in revenue from hotel management interests of $0.5 million, or 4%, from $11.4 million in 2000 to $10.9 million in 2001, and

  •
  a decrease in restaurants revenue of $3.1 million, or 15%, from $20.9 million in 2000 to $17.8 million in 2001.

        The decrease in owned hotels revenue of $9.6 million is primarily due to events following September 11, 2001 as discussed above, and is analyzed by region as follows:

        Europe:    Revenue increased by $0.8 million, or 1%, from $79.0 million in 2000 to $79.8 million in 2001. The revenue is on a comparable basis with all hotels owned in 2001 being owned for all of 2000.

        REVPAR on a comparable basis increased by 3% in U.S. dollars in 2001 over 2000 and 6% in local currencies reflecting the weakening euro.

        North America:    Revenue decreased by $8.0 million, or 12%, from $67.2 million in 2000 to $59.2 million in 2001.

        On a comparable basis REVPAR declined by 12% in 2001 compared to 2000 from $223 to $195 largely reflecting the impact of the September 11th events.

        Rest of the World:    Revenue decreased by $2.4 million, or 4%, from $55.1 million in 2000 to $52.7 million in 2001. Revenue on a comparable basis decreased by $8.0 million, or 18%.

        This was primarily driven through a decline in comparable REVPAR of 16% in local currencies over 2000 and 22% in U.S. dollars. This decrease in revenue on a comparable basis was partly offset by revenue from the Observatory and Lilianfels Hotels in Australia and the Bora Bora Lagoon Resort, which were acquired during 2000 and 2001 respectively.

Depreciation and Amortization

        Depreciation and amortization increased by $1.3 million, or 9%, from $15.1 million in 2000 to $16.4 million in 2001. This increase was primarily attributable to an increase at OEH's owned hotels and restaurants due to the effect of acquisitions made in 2000 and 2001.

Operating Expenses

        Operating expenses reduced by $2.6 million, or 2%, from $122.6 million in 2000 to $120.0 million in 2001. Following the impact of September 11th referred to above, OEH conducted a review of operating expenses at all of its properties and businesses and a number of cost reduction initiatives were implemented to offset partly the reduction in revenue.

Selling, General and Administration Expenses

        Selling, general and administrative expenses increased by $2.5 million, or 4%, from $69.7 million in 2000 to $72.2 million in 2001. This increase was primarily due to acquisitions made in 2000 and 2001.

Earnings from Operations

        Earnings from operations decreased by $16.3 million, or 24%, from $69.0 million in 2000 to $52.7 million in 2001. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs decreased by $4.3 million, or 19%, from $23.0 million in 2000 to $18.7 million in 2001. The decrease is mainly attributable to lower interest rates on floating rate debt during 2001.

Taxes on Income

        The provision for income taxes decreased by $1.8 million, or 30%, from $6.0 million in 2000 to $4.2 million in 2001. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $1.8 million was due to reduced profitability of these subsidiaries.

Net Earnings

        In 2001, OEH's net earnings decreased by $10.1 million, or 25%, from $40.0 million in 2000 to $29.9 million in 2001. Net earnings represent earnings from operations less net finance costs, provision for income taxes and the cumulative effect of change in accounting principle.

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

        The increase in owned hotels revenue of $23.6 million is analyzed by region as follows:

        Europe:    Revenue decreased by $1.0 million, or 1%, from $80.0 million in 1999 to $79.0 million in 2000. The revenue is on a comparable basis with all hotels owned in 2000 being owned for all of 1999.

        The reported revenues were significantly impacted by the weakening of the euro against the U.S. dollar in 2000 as the European hotels revenues are earned in currencies linked with the euro. In local currency, REVPAR increased by 15% in 2000 over 1999 driven largely by increased room rates, while in U.S. dollars this REVPAR was flat.

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

Gains

        OEH realized gains of $3.8 million in 1999, including a $2.5 million payment in the fourth quarter to OEH relating to the buy-out of its right to an early termination fee under the management contract for the Bora Bora Lagoon Resort, and a $1.3 million gain on the sale of the Windermere Island Club in the Bahamas in the first quarter. The buy-out transaction occurred as a result of the owner considering a sale of the property and, in order to facilitate a sale, OEH agreed to sell back to the owner OEH's contractual right to an early termination fee. OEH continued to manage the property, and acquired it in April 2001.

Depreciation and Amortization

        Depreciation and amortization increased by $2.0 million, or 15%, from $13.1 million in 1999 to $15.1 million in 2000. This increase was primarily attributable to an increase at OEH's owned hotels and restaurants due to the effect of acquisitions made in 1999 and 2000.

Operating Expenses

        Operating expenses increased by $7.4 million, or 6%, from $115.2 million in 1999 to $122.6 million in 2000. This increase included a $9.0 million increase at OEH's owned hotels and restaurants primarily due to the effect of acquisitions made in 1999 and 2000, partly offset by reduced U.S. dollar reported operating costs in the European hotels following the weakening of the euro against the U.S. dollar in 2000. The majority of operating costs incurred at the European hotels are in currencies linked to the euro.

Selling, General and Administration Expenses

        Selling, general and administrative expenses increased by $7.4 million, or 12%, from $62.3 million in 1999 to $69.7 million in 2000, of which $7.3 million was due to owned hotels and restaurants. Of the increase of $7.3 million at OEH's owned hotels and restaurants, $3.0 million was attributable to the acquisition of hotels during 2000 and 1999.

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

Liquidity and Capital Resources

Working Capital

        OEH had cash of $57.9 million at December 31, 2001, $42.0 million more than the $15.9 million at December 31, 2000. At December 31, 2001 and 2000, the undrawn amounts available to OEH under its short-term lines of credit were $30.9 million and $12.3 million, respectively. In addition, OEH had available to draw under long-term facilities a further $24.0 million bringing its total cash and availability to $112.8 million.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $10.6 million at December 31, 2001, a working capital increase of $25.6 million from a deficit of $36.2 million at December 31, 2000. The overall increase in working capital was comprised of the following:

  •
  an increase in current assets of $43.3 million, of which $42.0 million was due to increased cash and $1.5 million increased inventories partly offset by a reduction of $0.2 million in accounts receivable;

  •
  an increase in current liabilities of $17.7 million, of which $13.6 million was due to accounts payable and accrued liabilities; and

  •
  an increase in the current portion of long-term debt of $2.0 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not the most appropriate measure of liquidity.

Cash Flow

        Operating Activities:    Net cash provided by operating activities decreased by $10.5 million to $40.5 million for the twelve months ended December 31, 2001, from cash provided by operating activities of $51.0 million for the twelve months ended December 31, 2000. The decrease was primarily attributable to a decrease in net earnings of $11.0 million after adjustment for certain non-cash items, including depreciation and amortization.

        Investing Activities:    Cash used in investing activities was $76.8 million for the twelve months ended December 31, 2001, compared to $81.2 million for the twelve months ended December 31, 2000.

        Financing Activities:    Cash provided from financing activities for the twelve months ended December 31, 2001 was $79.1 million as compared to cash provided from financing activities of $35.4 million for the twelve-month period ended December 31, 2000, an increase of $43.7 million.

        In 2000, OEH raised $85.5 million from the initial public offering of the Company's Class A shares, which it used to repay debt. Excluding the effect of a movement in the SCL investment prior to the initial public offering, the net cash provided by financing activities in 2001 increased by $15.4 million from $63.7 million to $79.1 million. This increase was mainly due to an increase in the proceeds from long-term debt of $44.7 million, partly offset by an increase in principal payments under long-term debt of $28.6 million (excluding debt repaid in 2000 from the proceeds of the initial public offering of $85.5 million).

        Capital Commitments:    There were $6.1 million of capital commitments outstanding as of December 31, 2001.

Indebtedness

        At December 31, 2001, OEH had $362.9 million of consolidated long-term debt, including the current portion, secured by OEH assets with a number of commercial bank lenders which is payable over periods of one to 12 years with a weighted average interest rate of 4.6%. These financing agreements contain covenants that include limits on the ability to raise additional debt secured by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants on the relevant properties such as a minimum interest coverage ratio and debt service coverage ratio. Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio. OEH is in full compliance with these covenants, and management believes they will not substantially limit OEH's ability to finance future acquisitions or capital expenditure plans. See Note 5 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 42% of the outstanding principal was drawn in euros at December 31, 2001, and the balance primarily drawn in U.S. dollars. At December 31, 2001, OEH had the equivalent of $103.2 million of floating rate euro debt, which had been swapped into fixed rate euro debt, which will convert back to floating rates in September 2002. At December 31, 2001, all other borrowings of OEH were in floating interest rates.

        Certain of this indebtedness is guaranteed by SCL and/or contains cross-default clauses to SCL bank borrowing agreements and its public debt including $9.5 million of debt of unconsolidated OEH companies. An additional $46.4 million of non-recourse debt secured by the Charleston Place contains cross-default clauses to SCL indebtedness. See Notes 5 and 14 to the Financial Statements. A default by SCL under its indebtedness could result in a default by OEH on certain of its long-term debt facilities. See Note 11(b) to the Financial Statements regarding litigation involving SCL's public senior notes. SCL has advised the Company that it is in full compliance with all of its credit and financing agreements. OEH is amending or refinancing its debt agreements that cross-default to SCL indebtedness to eliminate those provisions.

Liquidity

        Management plans to increase OEH's capital expenditures over the next few years with the expansion of existing hotel properties consistent with its growth strategy. Planned expenditure on these expansion projects is up to an aggregate of $150 million over the next three years. In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt secured on the properties, and the balance through available cash resources. At December 31, 2001, OEH had capital commitments of $6.1 million overall.

        Management expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Accounting Policies

        The preceding discussion and analysis of OEH's financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires OEH to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, OEH evaluates these estimates, including those related to the recoverability of long-lived assets including intangible assets, purchase price allocations and tax valuation allowances. OEH bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the result of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following represent the most significant and subjective estimates used in the preparation of OEH's consolidated financial statements.

        OEH periodically evaluates the recoverability of long-lived assets, including property, plant and equipment, and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

        OEH records a preliminary purchase price allocation for acquisitions based on preliminary information received at the date of acquisition and based on OEH's historical acquisitions. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those currently set forth in the consolidated financial statements. If the final allocations for the acquisitions differ from the preliminary allocations, OEH may need to increase or decrease depreciation and/or amortization expenses, which could affect OEH's reported operations.

        OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH's estimates of income, that would likely be realized. If OEH's future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance which would affect its reported operations.

        See Note 1 to the Financial Statements for a discussion of accounting policies with respect to these and other items.

Recent Accounting Pronouncements

        For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1(u) to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        OEH is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed as part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings and cash flow. OEH does not hold market rate sensitive financial instruments for trading purposes.

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. OEH assesses market risk based on changes in interest rates using a sensitivity analysis. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($103.2 million at December 31, 2001). If interest rates increased by ten percent with respect to remaining floating rate debt, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.3 million based on borrowings and the interest rate swap outstanding at December 31, 2001. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap at December 31, 2001 was $1,756,000.

        The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally the euro, South African rand, Brazilian real and Australian dollar. Some non-U.S. subsidiaries of OEH borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies. There are no foreign currency derivative financial instruments currently in effect relating to OEH.

        Nine of OEH's owned hotels in 2001 operated in currencies linked to the European euro, two operated in South African rand, two operated in Australian dollars, one operated in Botswanan pula, and one operated in Brazilian reais. The Venice- Simplon-Orient-Express, British Pullman and Northern Belle tourist trains operate primarily in British pounds sterling and currencies linked to the euro. OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

        OEH uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical ten percent weakening or strengthening of the U.S. dollar against OEH's currency exposure. At December 31, 2001, as a result of this analysis, OEH determined that the impact of a ten percent change in foreign currency exchange rates in relation to the U.S. dollar would not be material.

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

Report of Independent Auditors

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, and effective January 1, 1999, the Company adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities.

/s/ Deloitte & Touche LLP
New York, New York
March 1, 2002

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2001	2000
	(Dollars in thousands)
Assets
Cash	$57,863	$15,889
Accounts receivable, net of allowances of $514 and $422	45,420	45,600
Inventories	17,463	15,950

Total current assets	120,746	77,439
Property, plant and equipment, less accumulated depreciation of $81,741 and $71,159	602,763	548,788
Investments	79,430	66,973
Intangible assets	29,529	30,423
Other assets	3,783	2,253

	$836,251	$725,876

Liabilities and Shareholders' Equity
Working capital facilities	$7,038	$6,348
Accounts payable	19,526	15,962
Accrued liabilities	38,594	28,556
Deferred revenue	10,513	9,043
Current portion of long-term debt and capital leases	55,695	53,722

Total current liabilities	131,366	113,631
Long-term debt and obligations under capital leases	307,176	223,051
Deferred income taxes	3,875	5,456

	442,417	342,138

Minority interest	1,247	5,021

Preferred shares $0.01 par value (30,000,000 shares authorized)	—	—

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601 (2000—28,440,601)	283	284
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (2000—20,503,877)	205	205
Additional paid-in capital	226,963	228,862
Retained earnings	203,581	173,399
Accumulated other comprehensive loss	(38,264)	(23,852)
Less: reduction due to Class B common shares owned by subsidiaries—18,044,478	(181)	(181)

Total shareholders' equity	392,587	378,717

Commitments and contingencies

	$836,251	$725,876

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Revenue	$252,236	$267,459	$242,074
Earnings from unconsolidated companies	9,112	8,936	7,008
Gains on sales of assets and other	—	—	3,800

	261,348	276,395	252,882

Expenses:
Depreciation and amortization	16,356	15,132	13,149
Operating	120,008	122,582	115,199
Selling, general and administrative	72,246	69,711	62,347

Total expenses	208,610	207,425	190,695

Earnings from operations before net finance costs	52,738	68,970	62,187

Interest expense, net	(19,025)	(22,966)	(19,019)
Interest and related income (expense)	367	(39)	—

Net finance costs	(18,658)	(23,005)	(19,019)

Earnings before income taxes and cumulative effect of change in accounting principle	34,080	45,965	43,168
Provision for income taxes	4,230	6,000	5,173

Earnings before cumulative effect of change in accounting principle	29,850	39,965	37,995
Cumulative effect of change in accounting principle	—	—	(2,987)

Net earnings	$29,850	$39,965	$35,008

Earnings per class A and B common share:
Basic and diluted:
Earnings before cumulative effect of change in accounting principle	$0.97	$1.43	$1.47
Cumulative effect of change in accounting principle	—	—	(0.12)

Net earnings	$0.97	$1.43	$1.35

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$29,850	$39,965	$35,008
Add non-cash effect of change in accounting principle	—	—	2,987

	29,850	39,965	37,995

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,356	15,132	13,149
Undistributed (earnings)/losses of affiliates, net and other non-cash items	(4,311)	(2,153)	(1,056)
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable	1,506	(6,941)	(57)
Increase in inventories	(1,790)	(2,658)	(2,223)
(Decrease)/increase in accounts payable	(1,068)	7,613	(5,475)

Total adjustments	10,693	10,993	4,338

Net cash provided by operating activities	40,543	50,958	42,333

Cash flows from investing activities:
Capital expenditures	(37,630)	(35,946)	(44,335)
Acquisitions and investments, net of cash acquired	(39,986)	(45,862)	(48,616)
Proceeds from sale of fixed assets and other	814	640	3,010

Net cash used in investing activities	(76,802)	(81,168)	(89,941)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	1,317	628	4,174
Issuance of common shares (net)	—	85,527	—
Proceeds from long-term debt	129,254	84,537	54,904
Principal payments under long-term debt	(50,113)	(107,025)	(13,685)
Purchase and cancellation of common shares	(1,407)	—	—
Movement in SCL investment prior to initial public offering	—	(28,278)	3,097

Net cash provided by financing activities	79,051	35,389	48,490

Total cash flows	42,792	5,179	882
Effect of exchange rate changes on cash	(818)	(433)	(2,185)

Net increase/(decrease) in cash	41,974	4,746	(1,303)
Cash at beginning of year	15,889	11,143	12,446

Cash at end of year	$57,863	$15,889	$11,143

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Shareholders' Equity

	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held By Subsidiaries	Total Comprehensive Income
	(Dollars in thousands)
Balance, January 1, 1999	$234	$205	$177,232	$98,426	$(9,898)	$(181)
Comprehensive income:
Net earnings on common shares for the year				35,008			$35,008
Other comprehensive loss					(3,567)		(3,567)

							$31,441

Movement in SCL investment			(5,146)

Balance, December 31, 1999	234	205	172,086	133,434	(13,465)	(181)
Issuance of Class A common shares in public offering	50		85,477
Comprehensive income:
Net earnings on common shares for the year				39,965			$39,965
Other comprehensive loss					(10,387)		(10,387)

							$29,578

Movement in SCL investment			(28,701)

Balance, December 31, 2000	284	205	228,862	173,399	(23,852)	(181)
Purchase and cancellation of Class A common shares	(1)		(1,899)	332
Comprehensive Income:
Net earnings on common shares for the year				29,850			$29,850
Other comprehensive loss					(13,079)		(13,079)
Cumulative effect of change in accounting principle					(1,333)		(1,333)

							$15,438

Balance, December 31, 2001	$283	$205	$226,963	$203,581	$(38,264)	$(181)

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

        At December 31, 2001, OEH owned or part-owned and managed 27 deluxe hotels and resorts located in the United States, the Caribbean, Europe, southern Africa, South America, Australia and the South Pacific, six tourist trains in Europe, Southeast Asia, Australia and Peru, a river cruiseship in Burma, and three restaurants in London, New York and Buenos Aires.

(b)  Basis of presentation

        The accompanying consolidated financial statements reflect the results of operations, financial position and cash flows of the Company and all its majority-owned subsidiaries. The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OEH, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. Unconsolidated companies that are 20% to 50% owned are accounted for on an equity basis.

        The financial statements have been prepared as if the recapitalization and legal entity reorganization prior to the Company's initial public offering on August 10, 2000 had occurred in the earliest period presented. It is accounted for in a manner similar to a pooling of interests as all of these entities were under common control. The earnings per share have been retroactively restated using the number of shares outstanding after giving effect to the recapitalization.

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

        Certain items in 2000 and 1999 have been reclassified to conform with the current year's presentation. The reclassifications have no effect on net earnings as previously reported.

(c)  Foreign currency translation

        Foreign subsidiary income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss). No income taxes are provided on the translation adjustments as management does not expect that such gains or losses will be realized. Foreign currency transaction gains and losses are recognized in operations as they occur.

(d)  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(e)  Stock-based compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", of the Financial Accounting Standards Board ("FASB") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. OEH has chosen to account for stock-based compensation using the intrinsic value method prescribed in Opinion No. 25, "Accounting for Stock Issued to Employees", as amended, of the Accounting Principles Board ("APB") and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period. See Note 10.

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

(g)  Earnings from unconsolidated companies

        Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $6,702,000 in 2001 (2000—$5,941,000, 1999—$5,790,000).

(h)  Gains on sales of assets and other

        In 1999, gains on sales of assets included $2,500,000 from the buy-out of OEH's right to the payment of an early termination fee in respect of a hotel management contract as well as $1,300,000 relating to the sale of the Windermere Island Club.

(i)    Marketing costs

        Marketing costs, including website research and planning costs, are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $18,300,000 in 2001 (2000—$15,873,000, 1999—$13,993,000).

(j)    Interest expense, net

        OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $882,000 in 2001 (2000—$332,000, 1999—$nil).

(k)  Interest and related income (expense)

        Interest and related income (expense) includes foreign exchange gains/(losses) of $367,000 in 2001 (2000—$(39,000), 1999—$nil).

(l)    Income taxes

        Deferred income taxes result from temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred taxes are recorded at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

(m)  Earnings per share

        Basic earnings per share exclude dilution and are computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The number of shares used in computing basic earnings per share was 30,874,000 for the year ended December 31, 2001 (2000—27,813,000, 1999—25,900,000). The number of shares used in computing diluted earnings per share was 30,874,000 for the year ended December 31, 2001 (2000—27,854,000, 1999—25,900,000). There was no material dilutive effect in each of the three years ended December 31, 2001.

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

        Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Buildings	60 years
Tourist trains	Up to 50 years
Furniture, fixtures and equipment	5–25 years
River cruiseship	25 years
Equipment under capital lease and leasehold improvements	Lesser of lease term or economic life

        The Company determined that the lives of certain of its hotel machinery and equipment and tourist train components had been extended as a result of a rigorous maintenance program. In 1999, the lives of the hotel machinery and equipment were extended from 20 to 25 years. The Company has adopted a composite type depreciation methodology under which the parts of the tourist trains that are subject to government-mandated refurbishment programs are depreciated over a shorter life than those other parts of the trains not subject to these programs, which are depreciated over longer periods based upon their useful lives. As a result, in 1998, the lives of certain components of the tourist trains were extended from 8 years to 15 years. The impact of the change in estimate resulted in an increase to net income of $1,300,000 in 1999.

(p)  Impairment of long-lived assets

        In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets," of the FASB, management reviews long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that an impairment occurs, the fair value of the related asset is estimated, and OEH records a charge to income calculated by comparing the asset's carrying value to the estimated fair value.

(q)  Investments

        Investments include equity interests in and advances to unconsolidated companies.

(r)  Intangible assets

        Intangible assets are recorded at cost and are amortized using the straight-line method over appropriate periods not exceeding 40 years. The Company continually reviews intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future undiscounted operating cash flows are lower than carrying value. In the event that an impairment occurs, the fair value of the intangible asset is estimated, and OEH records a charge to income calculated by comparing the asset's carrying value to the estimated fair value. Components of intangible assets are as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Goodwill	$2,918	$2,918
Trademarks	32,504	32,504

	35,422	35,422
Accumulated amortization	(5,893)	(4,999)

Total	$29,529	$30,423

(s)  Concentration of credit risk

        Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited. OEH's customer base is comprised of numerous customers across different geographic areas.

(t)    Derivative financial instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138. SFAS 133 requires OEH to record all derivatives on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income/(loss) in shareholders' equity and are recognized in the statement of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, the change in its fair value is recorded in earnings.

        OEH formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. OEH links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheet. OEH also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, OEH will discontinue hedge accounting prospectively.

        The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income/(loss) as of January 1, 2001. For the year ended December 31, 2001, the change in the fair market value of derivative instruments resulted in a charge to other comprehensive income/(loss) of $423,000.

(u)  Recent accounting pronouncements

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which defines an impairment as the condition that exists when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The statement also identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement, as well as reporting and disclosure, for long-lived assets held and used and those disposed of. The statement will be effective for financial statements issued for fiscal years beginning after December 15, 2001, and is not expected to have a material effect on OEH's consolidated results of operations, financial position or cash flows.

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling of interests method. SFAS No. 142 changes the method by which companies may recognize intangible assets in business combinations and generally requires identifiable intangible assets to be recognized separately from goodwill. Amortization of all existing and newly acquired goodwill on a prospective basis will cease as of January 1, 2002, and thereafter all goodwill and intangibles with indefinite lives must be tested for impairment at least annually, based on the fair value of the reporting unit associated with the respective intangible asset. The effect of non-amortization provisions on 2002 operations cannot be forecasted at this time because acquisitions may occur in 2002. If these statements had been applied to goodwill in prior years, management believes full year net earnings would have increased by $894,000 in 2001 (2000—$873,000, 1999—$893,000) or $0.03 per share in each year.

        In 1999, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities", of the American Institute of Certified Public Accountants. This required OEH to write-off $2,987,000, net of tax, in the first quarter of 1999 representing mainly deferred start-up costs of cruiseship operations which may no longer be carried forward under this statement. Other than the cumulative effect of this change, the impact of the adoption was not material to 1999 results.

2.    Acquisitions and investments

(a)  Acquisitions

        On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH funded most of the purchase price with bank mortgage finance.

        On January 17, 2001, OEH acquired the Miraflores Park Plaza in Lima, Peru. Because OEH's 50/50 hotel joint venture in Peru had an option to purchase the hotel at cost which, if exercised, would have resulted in OEH becoming the exclusive long-term manager of the hotel, it was accounted for in 2001 as an investment by OEH. Because the option lapsed, the hotel has been accounted for as an acquisition with effect from December 31, 2001. The purchase price of approximately $17,000,000 was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller.

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

(b)  Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated companies. OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

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

        At March 31, 1999, OEH acquired for $10,000,000 a 50% interest in a joint venture company that bought two hotels in Peru, the Hotel Monasterio and the Machu Picchu Sanctuary Lodge. OEH is managing these properties on behalf of the joint venture.

        OEH's investments in and advances to unconsolidated companies amounted to $79,430,000 at December 31, 2001 (2000—$66,973,000). OEH's earnings from unconsolidated companies were $9,112,000 in 2001 (2000—$8,936,000, 1999—$7,008,000) and it received dividends of $nil in 2001 (2000—$222,000, 1999—$470,000).

        Summarized financial data for unconsolidated companies are as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Current assets	$26,219	$22,030
Property, plant and equipment, net	176,717	161,256
Other assets	3,186	2,860

Total assets	$206,122	$186,146

Current liabilities	23,458	29,157
Long-term debt	65,223	73,047
Other liabilities	88,573	53,624
Total shareholders' equity	28,868	30,318

Total liabilities and shareholders' equity	$206,122	$186,146

	Year ended December 31,
	2001	2000	1999
Revenue	$88,720	$91,290	$67,442
Earnings from operations before net finance costs	$12,644	$14,531	$10,376
Net loss	$(2,396)	$(315)	$(1,706)

        Included in unconsolidated companies is the Charleston Place Hotel to which OEH has made loans in addition to its equity investment. One of these loans has a conversion feature exercisable by OEH no sooner than 2020 and in limited circumstances before then, under which OEH may convert its loans into additional capital, thereby giving OEH a majority equity interest in the hotel.

        Also included in unconsolidated companies are the Peru hotel and PeruRail joint ventures, under which OEH and the other 50% participant must contribute equally additional equity capital needed for the businesses. If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company. OEH also has rights to purchase the other participant's interests, exercisable in limited circumstances such as its bankruptcy.

3.    Property, plant and equipment

        The major classes of real estate and other fixed assets are as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Freehold and leased land and buildings	$491,920	$437,094
Machinery and equipment	108,385	104,335
Fixtures, fittings and office equipment	68,013	62,400
River cruiseship	16,186	16,118

	684,504	619,947
Less: accumulated depreciation	(81,741)	71,159

	$602,763	$548,788

        At December 31, 2001, the balance under capital lease for land and buildings was $8,574,000 (2000—$nil), for machinery and equipment $1,675,000 (2000—$1,877,000), and for fixtures and fittings $716,000 (2000—$247,000). Accumulated depreciation related to assets under capital lease at December 31, 2001 was $520,000 (2000—$441,000).

4.    Working capital facilities

        Working capital facilities are comprised of the following, all repayable within one year:

	December 31,
	2001	2000
	(Dollars in thousands)
Unsecured working capital facilities, with a weighted average interest rate of 8.52% and 7.87%, respectively	$7,038	$6,348

        OEH had approximately $38,000,000 of working capital lines of credit at December 31, 2001 (2000—$18,600,000) issued by various financial institutions and having various expiration dates, of which $30,900,000 was undrawn (2000—$12,300,000).

5.    Long-term debt and obligations under capital leases

(a)  Long-term debt

        Long-term debt consists of the following:

	December 31,
	2001	2000
	(Dollars in thousands)
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.72% and 6.94%, respectively, primarily based on LIBOR	$343,536	$274,852
Loan secured by river cruiseship payable over 5 years, with a weighted average interest rate of 3.57% and 8.50%, based on LIBOR	5,000	1,062
Obligations under capital lease (see Note 5(b))	14,335	859

	362,871	276,773
Less: current portion	55,695	53,722

	$307,176	$223,051

        Certain credit agreements of OEH have restrictive covenants. At December 31, 2001, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        Certain OEH credit agreements aggregating $103,141,000 of its consolidated long-term debt and $54,000,000 of unconsolidated long-term debt of unconsolidated companies (of which $46,400,000 was non-recourse to OEH and SCL) at December 31, 2001 have cross-default provisions to debt of SCL. OEH is amending these agreements or refinancing them in order to eliminate these provisions.

        The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2001:

Year ending December 31,	(Dollars in thousands)
2002	$54,009
2003	29,008
2004	90,337
2005	35,150
2006	113,795
2007 and thereafter	26,237

$348,536

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

        OEH has also guaranteed $6,622,000 of the debt obligations of PeruRail, an unconsolidated company in which OEH has a 50% investment, and $5,140,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions.

(b)  Obligations under capital leases

        The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2001:

Year ending December 31,	(Dollars in thousands)
2002	$2,582
2003	2,449
2004	2,316
2005	2,303
2006	1,706
2007 and thereafter	7,035

Minimum lease payments	18,391
Less: amount of interest contained in above payments	4,056

Present value of minimum lease payments	14,335
Less: current portion	1,686

$12,649

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

6.    Pension plan

        A number of OEH employees participate in a pension plan of a subsidiary of SCL. This plan is a defined benefit plan in which the benefits are based primarily on years of service and employee compensation near retirement. It is OEH's policy to fund this plan in accordance with applicable laws and income tax regulations. Plan assets consist primarily of common stocks, mutual funds, government securities and corporate debt securities held through separate trustee-administered funds.

        The significant weighted-average assumptions for this plan were the following:

	Year ended December 31,
	2001	2000	1999
Discount rate	6.0%	6.0%	6.0%
Assumed rates of compensation increases	3.5%	3.5%	3.5%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%

        The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

        The changes in the benefit obligation, the plan assets and the funded status for the OEH employees' portion of the plan were as follows:

	Year ended December 31,
	2001	2000
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,582	$4,378
Service cost	373	391
Interest cost	255	246
Plan participants' contributions	199	139
Actuarial gain	(225)	68
Benefits paid	(609)	(307)
Foreign currency translation	(1)	(333)

Benefit obligation at end of year	4,574	4,582

Change in plan assets:
Fair value of plan assets at beginning of year	4,556	4,957
Actual return on plan assets	(1,104)	(393)
Employer contributions	901	529
Plan participants' contributions	199	139
Benefits paid	(609)	(307)
Foreign currency translation	(21)	(369)

Fair value of plan assets at end of year	3,922	4,556

Funded status	(652)	(26)
Unrecognized net actuarial gain	1,547	379
Unrecognized prior service cost	22	36

Prepaid benefit cost	$917	$389

        The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Service cost	$373	$391	$282
Interest cost on projected benefit obligation	255	246	191
Expected return on assets	(291)	(302)	(248)
Net amortization and deferrals	13	14	15

Net periodic benefit cost	$350	$349	$240

7.    Income taxes

        Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consisted of the following:

	Year ended December 31, 2001
	Current	Deferred	Total
	(Dollars in thousands)
United States	$1,692	$1,450	$3,142
Other	3,576	(2,488)	1,088

	$5,268	$(1,038)	$4,230

	Year ended December 31, 2000
	Current	Deferred	Total
	(Dollars in thousands)
United States	$3,317	$(18)	$3,299
Other	2,135	566	2,701

	$5,452	$548	$6,000

	Year ended December 31, 1999
	Current	Deferred	Total
	(Dollars in thousands)
United States	$3,009	$446	$3,455
Other	1,153	565	1,718

	$4,162	$1,011	$5,173

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities:

	December 31,
	2001	2000
	(Dollars in thousands)
Gross deferred tax assets (operating loss carryforwards)	$55,351	$40,871
Less: valuation allowance	(35,128)	(25,063)

Net deferred tax assets	20,223	15,808
Deferred tax liabilities	(24,098)	(21,264)

Net deferred tax liabilities	$(3,875)	$(5,456)

        The deferred tax assets consist primarily of tax loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

        OEH has prepared these financial statements pursuant to a tax sharing agreement with SCL and its subsidiaries. In accordance with this agreement, prior to August 10, 2000, OEH utilized/relinquished losses with certain SCL subsidiaries. After that date, OEH may no longer utilize/relinquish losses with SCL and its subsidiaries. The following represents the net liability that exists from OEH to SCL and its subsidiaries:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Tax sharing agreement	$(1,973)	$(1,973)	$(2,337)

8.    Supplemental cash flow information

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Cash paid for:
Interest	$20,308	$22,929	$19,454
Income taxes	$6,400	$5,366	$2,456

Non-cash investing and financing activities:

        In conjunction with the acquisitions in 2001, 2000 and 1999 (see Note 2(a)), liabilities were assumed as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Fair value of assets acquired	$51,769	$47,636	$27,319
Cash paid	(36,600)	(42,934)	(25,036)

Liabilities assumed	$15,169	$4,702	$2,283

9.    Shareholders' equity

(a)  Recapitalization and legal entity reorganization

        Prior to the Company's initial public offering, which occurred on August 10, 2000, OEH completed a recapitalization and legal entity reorganization. The Company's common shares were recapitalized into class A and class B common shares (see Note 9(b) below). Investments by SCL that had been reflected in additional capital and as such were non-interest bearing, were converted to additional paid-in capital prior to the offering. In addition, ownership of some hotel and leisure business subsidiaries of SCL outside of the OEH group was reorganized so that all hotel and leisure business subsidiaries became subsidiaries of the Company. The transaction has been accounted for in a manner similar to a pooling of interests as all of these entities were under common control. The financial statements have been prepared as if the recapitalization and legal entity reorganization had occurred in the earliest year presented.

        The financial statements have also taken into account the effects of the agreement referred to in Note 9(d). See also Note 9(e).

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

(c)  Shareholder rights agreement

        The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company, SCL or a subsidiary of SCL) of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company and (ii) the commencement or announcement of a tender offer or exchange offer by a person for shares carrying 30% or more of the total voting rights that may be cast at any general meeting of the Company. At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $142 (the "Purchase Price") for each one one-hundredth of such junior preferred share, subject to adjustment in certain events. From and after the date on which any person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price. If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. Also, the Company's board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 20% beneficial ownership as described above, but less than 50% beneficial ownership. The rights will expire on June 1, 2010 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company.

(d)  Share owning subsidiaries restructuring agreement

        At December 31, 2001, SCL owned 16,865,401 of the Company's class A common shares and 20,503,877 of the Company's class B common shares. The Company, SCL and certain subsidiaries of SCL have entered into an Amended and Restated Share Owning Subsidiaries Restructuring Agreement which provides that (i) upon consummation of a possible dividend by SCL of the Company's shares (a "spinoff"), four subsidiaries of the Company will receive 18,044,478 of the Company's class B common shares in a spinoff, and (ii) if a spinoff is not consummated prior to July 21, 2002, then at any time on or prior to July 21, 2005, one of those four subsidiaries has the right to purchase 18,044,478 class B common shares of the Company from SCL for $180,445, and if it has not previously done so, such subsidiary is required to exercise the option on that date.

        As a result of this agreement, OEH, through its four subsidiaries, has become the beneficial owner of 12,900,000 class B common shares of SCL. The agreement provides that (i) upon consummation of a spinoff, a subsidiary of SCL will purchase such 12,900,000 SCL class B common shares from the four subsidiaries for $129,000, and (ii) if a spinoff is not consummated prior to July 21, 2002, then at any time on or prior to July 21, 2005, the SCL subsidiary has the right to purchase such 12,900,000 SCL class B common shares from the four subsidiaries for $129,000, and if it has not previously done so, such subsidiary of SCL is required to exercise the options on that date. As part of the agreement, the four subsidiaries have waived the right to receive dividends on the class B common shares of SCL held by them, other than the spinoff dividend or other distributions of Company shares by SCL, and will vote those shares as directed by the SCL subsidiary.

(e)  Acquired shares

        Included in shareholders' equity is a reduction for the 18,044,478 class B common shares of the Company that the Company's four subsidiaries will acquire under the Amended and Restated Share Owning Subsidiaries Restructuring Agreement referred to in Note 9(d) above. Consistent with the overall presentation of the capital structure in the financial statements, the Company has given effect to the terms and conditions of that agreement as if the agreement had been consummated from the earliest year presented. As a result, a total of 18,044,478 class B common shares are deemed to be owned by the Company subsidiaries at December 31, 2001 and 2000. Under applicable Bermuda law, these shares are outstanding and may be voted by the subsidiaries although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(f)    Preferred shares

        The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement. See Note 9(c) above.

10.  Employee stock option plan

        Under the Company's 2000 stock option plan, options to purchase up to 750,000 class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2001, 546,500 class A common shares were reserved for issuance pursuant to options awarded to 36 persons.

        No charges or credits are made to income with respect to options awarded or exercised under the plan since all options to employees are awarded at market value at date of grant.

        Transactions under the plan have been as follows:

	Year ended December 31, 2001
	Shares	Option Price
Outstanding at beginning of period	547,000	$19.00
Granted	23,000	$19.00
Terminated	(23,500)	$19.00
Exercised	—

Outstanding at end of period	546,500	$19.00

Exercisable at end of period	—

Year ended December 31, 2000
	Shares	Option Price
Outstanding at beginning of period	—
Granted	547,000	$19.00
Terminated	—
Exercised	—

Outstanding at end of period	547,000	$19.00

Exercisable at end of period	—

        The options outstanding at December 31, 2001, none of which were exercisable, were as follows:

Dates of Grant	Dates of Expiration	Number of Shares	Average Option Price	Life (Years)
August 10, 2000 to March 26, 2001	August 9, 2010 to March 25, 2011	546,500	$19.00	8.7 to 9.3

        As discussed in Note 1(e), OEH accounts for its stock-based compensation plan under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock options with exercise prices equal to the market price of the stock on the date of grant. Estimates of fair values of stock options on the grant dates in the Black-Scholes option pricing model are based on the following assumptions:

	Year ended December 31,
	2001	2000
Expected price volatility range	53.129%	36.978%
Risk-free interest rate range	4.62%	6.5%
Expected dividends	none	none
Expected life of stock options	5 years	5 years

        Had compensation cost for OEH's plan been determined based on fair values as of the dates of grant, OEH's net income and earnings per share would have been reported as follows:

	Year ended December 31,
	2001	2000
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$29,850	$39,965
Pro forma	$28,280	$38,463
Basic and diluted earnings per share:
As reported	$0.97	$1.43
Pro forma	$0.95	$1.38

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

11.  Commitments and contingencies

(a)  Commitments

        Outstanding contracts to purchase fixed assets were approximately $6,100,000 at December 31, 2001 (2000—$32,000,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ending December 31,
(Dollars in thousands)
2002	$638
2003	419
2004	233
2005	39
2006 and thereafter	—

$1,329

        Rental expense for the year ended December 31, 2001 amounted to $1,208,000 (2000—$1,009,000, 1999—$1,157,000).

(b)  Contingencies

        The Company, SCL and James Sherwood, Chairman of the Company and President of SCL, have been named defendants in a lawsuit commenced August 4, 2000 in New York state court by purported holders of $158,000,000 (out of an aggregate of $424,250,000) of SCL's publicly-traded senior notes challenging a proposed spinoff distribution of Company shares owned by SCL to SCL's shareholders, inter alia, as not complying with the indenture terms of those notes and therefore constituting a default under the indentures and resulting in acceleration of payment of the notes. This lawsuit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. The plaintiffs filed notices of intention to appeal to the Appellate Division of the New York court on August 2, 2001, but no appeal has been filed.

        SCL intends to effect any spinoff distribution in a manner that will not result in violation of the indentures or applicable law. While OEH believes an adverse outcome is remote, in the unlikely event the plaintiffs in the lawsuit prevail, the consequence of that outcome could cause an acceleration of certain long-term debt of OEH containing cross- default provisions to SCL debt. In order to protect OEH, SCL has agreed to indemnify the Company with respect to possible losses arising from this lawsuit.

        A second lawsuit in the same New York state court by purported holders of publicly-traded debt of SCL seeking similar relief was dismissed by the court on November 28, 2001, and the time to appeal by the plaintiffs has lapsed.

12.  Derivative financial instruments

(a)  Interest rate risk management

        OEH is exposed to interest rate risk on its floating rate debt and tries to manage the impact of interest rate changes on earnings and cash flows. The Company's policy is to enter into interest rate swap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt. These swaps convert the floating rate interest payments on a portion of the outstanding debt into fixed payments. OEH had one interest rate swap agreement outstanding at December 31, 2001 for the equivalent of euro 117,000,000 which expires in September 2002. At December 31, 2001, the fair value of the derivative was $1,756,000. This swap has been designated as a cash flow hedge for accounting purposes.

        During the year ended December 31, 2001, OEH recognized $1,756,000 in other comprehensive income/(loss) representing the effective portion of this hedge and no ineffectiveness was recognised during 2001. Of this amount, OEH expects to reclassify $1,756,000 out of other comprehensive income/(loss) and into earnings over the next 12 months. Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued. This hedge was not discontinued during the year ended December 31, 2001.

(b)  Components of other comprehensive income

        The components of other comprehensive income/(loss) are as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Net earnings on common shares	$29,850	$39,965	$35,008
Foreign currency translation adjustments	(12,656)	(10,387)	(3,567)
Cumulative effect of change in accounting principles (SFAS 133)	(1,333)	—	—
Change in fair value of derivatives	(423)	—	—

Comprehensive income/(loss)	$15,438	$29,578	$31,441

(c)  Foreign exchange risk management

        From time to time, OEH utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with OEH's international transactions. These contracts establish the exchange rates at which OEH will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. OEH utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at December 31, 2001.

13.  Information concerning financial reporting for segments and operations in different geographical areas

        OEH's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." OEH's operations are organized along service lines as two segments, (i) hotels and restaurants and (ii) tourist trains and cruises, and are grouped into various geographical segments. Hotels at December 31, 2001 are located in the United States, the Caribbean, Europe, southern Africa, South America, Australia and South Pacific, tourist trains operate in Europe, Southeast Asia, Australia and Peru, restaurants are located in London, New York and Buenos Aires, and a river cruiseship operates in Burma. Segment performance is evaluated based upon net earnings from operations before net finance costs, taxes and depreciation and amortization excluding the effects of changes in accounting principles and gains on sale of assets. Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Revenue:
Hotels and restaurants	$214,464	$227,720	$202,915
Tourist trains and cruises	37,772	39,739	39,159

	$252,236	$267,459	$242,074

Earnings from unconsolidated companies:
Hotels and restaurants	$5,998	$5,907	$5,974
Tourist trains and cruises	3,114	3,029	1,034

	$9,112	$8,936	$7,008

Gains on sale of assets and other:
Hotels and restaurants	$—	$—	$3,800
Tourist trains and cruises	—	—	—

	$—	$—	$3,800

Depreciation and amortization:
Hotels and restaurants	$14,042	$13,345	$11,638
Tourist trains and cruises	2,314	1,787	1,511

	$16,356	$15,132	$13,149

Earnings from operations before net finance costs:
Hotels and restaurants	$57,201	$70,100	$66,667
Tourist trains and cruises	5,012	8,248	4,300

	62,213	78,348	70,967
Central selling, general and administrative costs	(9,475)	(9,378)	(8,780)

	52,738	68,970	62,187
Net finance costs	(18,658)	(23,005)	(19,019)

Earnings before income taxes and cumulative effect of change in accounting principle	34,080	45,965	43,168
Provision for income taxes	4,230	6,000	5,173

Earnings before cumulative effect of change in accounting principle	$29,850	$39,965	$37,995

Capital expenditure:
Hotels and restaurants	$35,334	$30,282	$38,263
Tourist trains and cruises	2,296	5,664	6,072

	$37,630	$35,946	$44,335

	December 31,
	2001	2000
	(Dollars in thousands)
Identifiable assets:
Hotels and restaurants	$746,571	$644,517
Tourist trains and cruises	89,680	81,359

	$836,251	$725,876

        Financial information regarding geographic areas based on the location of properties is as follows:

	Year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Revenue:
Europe	$112,017	$113,316	$115,551
North America	80,669	92,488	82,778
Rest of the world	59,550	61,655	43,745

	$252,236	$267,459	$242,074

	December 31,
	2001	2000
	(Dollars in thousands)
Long-lived assets at book value:
Europe	$249,864	$237,780
North America	212,857	197,922
Rest of the world	249,001	210,482

	$711,722	$646,184

14.  Related party transactions

        For the year ended December 31, 2001, OEH incurred net amounts of $5,508,000 (2000—$5,419,000, 1999—$5,573,000) to SCL and its subsidiaries for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits, office facilities and system and computer services. These were provided under a shared services agreement between OEH and SCL on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement has an initial term of one year and is automatically renewed annually unless terminated by SCL or OEH. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $6,608,000 at December 31, 2001 (2000—$2,894,000) is included in accounts payable.

        SCL has guaranteed an aggregate principal amount of $171,401,000 of bank loans to OEH outstanding at December 31, 2001 (2000—$236,812,000) including $7,500,000 relating to Charleston Center LLC, owner of Charleston Place Hotel, and $2,000,000 relating to Eastern & Oriental Express Ltd., in both of which OEH has a minority shareholder interest.

        OEH has granted since 1989 to James Sherwood, Chairman and a director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.

15.  Subsequent events

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat' Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. Most of the price was paid in cash, with the $1,000,000 balance due in March 2003.

        In August 2001, the Company registered with the Securities and Exchange Commission a secondary public offering by SCL of up to 5,000,000 existing class A common shares of OEH owned by SCL. During the period January 1-March 15, 2002, SCL sold 439,200 of these shares in ordinary broker transactions at market prices, realizing net proceeds of approximately $8,000,000 to SCL.

Summary of quarterly earnings (unaudited)

		Quarter ended
	Total	December 31	September 30	June 30	March 31
		(Dollars in thousands, except per share amounts)
2001
Revenue	$252,236	$56,490	$65,773	$74,266	$55,707
Earnings from unconsolidated companies	9,112	2,297	2,180	2,431	2,204

	$261,348	$58,787	$67,953	$76,697	$57,911

Earnings before net finance costs	$52,738	$7,783	$13,525	$20,753	$10,677
Net finance costs	(18,658)	(4,015)	(4,898)	(4,634	(5,111)

Earnings before income taxes	34,080	3,768	8,627	16,119	5,566
Provision for income taxes	4,230	726	1,126	1,704	674

Net earnings on Class A and B common shares	$29,850	$3,042	$7,501	$14,415	$4,892

Net earnings per Class A and B common share:
Basic and diluted	$0.97	$0.10	$0.24	$0.47	$0.16

2000
Revenue	$267,459	$67,136	$71,128	$76,586	$52,609
Earnings from unconsolidated companies	8,936	3,082	2,202	2,218	1,434

	$276,395	$70,218	$73,330	$78,804	$54,043

Earnings before net finance costs	$68,970	$18,713	$18,750	$21,851	$9,656
Net finance costs	(23,005)	(4,895)	(6,542)	(6,308)	(5,260)

Earnings before income taxes	45,965	13,818	12,208	15,543	4,396
Provision for income taxes.	6,000	1,964	1,573	1,948	515

Net earnings on Class A and B common shares	$39,965	$11,854	$10,635	$13,595	$3,881

Net earnings per Class A and B common share:
Basic and diluted	$1.43	$0.38	$0.37	$0.53	$0.15

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 59	Vice President of the Company; Senior Counsel of Appleby Spurling & Kempe (attorneys)	1994
James B. Hurlock, 68	Partner (retired) of White & Case (attorneys)	2000
J. Robert Lovejoy, 57	Senior Managing Director of Ripplewood Holdings LLC (a private equity investment firm)	2000
Daniel J. O'Sullivan, 63	Senior Vice President—Finance and Chief Financial Officer of SCL	1997
James B. Sherwood, 68	Chairman of the Company	1994
Simon M.C. Sherwood, 41	President of the Company	1994

        The principal occupation of each director during the last five years is that shown in the table except as follows.

        Mr. Campbell was a member of Appleby Spurling & Kempe until March 1999 and is also a director and Vice President of SCL.

        Mr. Hurlock was also Chairman of the Management Committee of White & Case (1980–2000) overseeing the firm's worldwide operations.

        Mr. Lovejoy, prior to joining Ripplewood in 2000, was a Managing Director of Lazard Freres & Co. LLC and a General Partner of the predecessor partnership for over 15 years.

        Mr. James Sherwood has also been a director and the President of SCL since 1974.

        Mr. Simon Sherwood was Senior Vice President—Leisure of SCL (1997–2000) and was originally appointed Vice President of SCL in 1991, prior to which he was Manager, Strategic Consulting of Boston Consulting Group (1986–1990). He is the stepson of Mr. James Sherwood.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 68	Chairman since 1994
Simon M.C. Sherwood, 41	President since 1994
Dean P. Andrews, 49	Vice President—Hotels, North America since 1997
John D. Campbell, 59	Vice President—Bermuda since 1994
Roger V. Collins, 55	Vice President—Technical Services since 2001
Adrian D. Constant, 41	Vice President—Hotels, Europe since 2001
Pippa Isbell, 48	Vice President—Public Relations since 2000
James G. Struthers, 38	Vice President—Finance and Chief Financial Officer since 2000
Nicholas R. Varian, 47	Vice President—Tourist Trains and Cruises since 1994
Paul White, 37	Vice President—Hotels, Africa, Australia and South America since 2000
Edwin S. Hetherington, 52	Secretary since 1994

        The principal occupation of each person during the last five years is shown in the table except as follows.

        The previous experience of Messrs. James Sherwood, Simon Sherwood and Campbell is reported under the heading "Directors" above.

        Mr. Andrews was with Omni Hotels (1981–1997) working in new hotel development and financial and asset management.

        Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, joining the Company's predecessor, Orient-Express Hotels Inc., in 1991.

        Mr. Constant began his career in the hotel industry in 1983, including Intercontinental and Forte Hotels, and worked for Le Meridien Hotels (1993–2001) ending as Regional Manager for Brazil.

        Ms. Isbell was appointed a Manager of the Company in 1998 after selling the public relations consultancy she founded in 1987. Her work in the hospitality industry included Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.

        Mr. Struthers is also Vice President—Controller of SCL having joined originally in 1991 as Group Financial Controller and worked briefly (1997–1999) as Finance Director of Eurostar (UK) Ltd.

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

        Mr. Hetherington is also Vice President, General Counsel and Secretary of SCL having joined Orient-Express Hotels Inc. in 1980.

        A 12th officer, Mr. Peter Parrott, retired during 2001.

ITEM 11. Executive Compensation

        The following table shows the salary and bonus of Mr. Simon Sherwood paid in cash during 2001, and of all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
Simon M.C. Sherwood	President and Director	$481,800
All executive officers as a group (12 persons)		$2,114,900

        The group data in the table include the salary and bonus of Mr. James Sherwood paid by OEH ($300,000). Under the shared services agreement between OEH and SCL described under Item 13—Certain Relationships and Related Transactions below, part of Mr. Hetherington's salary and bonus is included in the corporate and administrative charges of SCL to OEH and is excluded from the table, and part of Mr. Struthers' salary and bonus not included in the table is charged to SCL. See also Note 14 to the Financial Statements (Item 8 above).

        Each of Messrs. Hurlock and Lovejoy receives a fee of $2,500 for each meeting of the Board of Directors or a committee thereof which he attends in person, and $1,250 for each meeting attended by conference telephone call. They and Mr. Campbell are also paid director retainer fees at the annual rate of $15,000 each. Aggregate attendance and retainer fees amounted to $67,500 in 2001.

Pensions

        Also under the OEH-SCL shared services agreement referred to above, executive officers of the Company participate in SCL pension plans at SCL's cost charged to OEH.

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

        Prior to 1997, SCL maintained a non-contributory defined benefit pension plan for United States employees, including U.S. officers. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment, up to 21 credited years of service, and 44% of their average annual compensation (i.e., compensation averaged over the five highest consecutive years), plus 13% of the excess of average annual compensation over the amount of Social Security covered compensation. In 1997, SCL froze this defined benefit plan, so that the benefit payable to employees at their normal retirement date will be equal to the benefit that they had earned under the plan as of December 31, 1996. For 1997 and later years, SCL established a defined contribution pension plan for U.S. employees, including officers. This plan has a non-contributory feature under which the amount that SCL contributes to the plan, for each year, is allocated among participating employees in proportion to the amount of their compensation for that year. The amount of the annual contribution is determined by SCL in its discretion. The defined contribution plan also includes a feature that permits employees to contribute amounts out of their compensation (up to $10,500 per employee in 2001).

        Under the defined benefit plans in the U.K. and U.S., currently estimated accrued annual benefits payable to executive officers of the Company amounted to approximately $150,400 at December 31, 2001, and under the defined contribution plan in the U.S., their account balances totalled $144,600 at the same date. See Note 6 to the Financial Statements regarding the U.K. Plan.

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

        During 2001, options to purchase an aggregate of 23,000 Class A shares were granted to executive officers of the Company and no options were exercised. At December 31, 2001, options on an aggregate of 395,000 Class A shares were held by directors and executive officers. See Note 10 to the Financial Statements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Five Percent Shareholders

        The following table contains information concerning the beneficial ownership of the Company's Class A common shares and Class B common shares by the only persons known to OEH to own beneficially more than 5% of the outstanding shares of either class.

Name and Address	No. of Class A and Class B Shares	Percent of Class A Shares		Percent of Class B Shares
Sea Containers Ltd.(1) 41 Cedar Avenue, Hamilton HM EX, Bermuda	36,933,078	75.6%	(2)	100.0%
Putnam Investments LLC(3) One Post Office Square, Boston, Massachusetts 02109	3,128,352	9.3%		—
Capital Research and Management Co. and SMALLCAP World Fund Inc.(4) 333 South Hope Street, Los Angeles, California 90071	1,663,000	5.9%		—

(1)
At March 15, 2002, SCL had sole voting and investment power with respect to 16,429,201 Class A shares and 20,503,877 Class B shares, subject to the call right of an OEH subsidiary which becomes exercisable in July 2002 to purchase approximately 18,044,478 Class B shares under an amended and restated share owning subsidiaries restructuring agreement described under Note 9(d) to the Financial Statements (Item 8 above) and Item 13—Certain Relationships and Related Transactions below.

(2)
The percentage of Class A shares shown is based on the 28,340,601 Class A shares outstanding on March 15, 2002, plus the Class A shares issuable upon conversion of the 20,503,877 Class B shares beneficially owned by SCL.

(3)
The information with respect to Putnam Investments LLC ("Putnam Investments") relates only to Class A shares and is derived from its Schedule 13G report as amended at December 31, 2001 filed with the Securities and Exchange Commission. The report states that Putnam Investments is a parent holding company of two registered investment advisors, and that it has shared voting power with respect to 338,856 Class A shares and shared investment power with respect to 3,128,352 Class A shares.

(4)
The information with respect to Capital Research and Management Co. ("Capital Research") relates only to Class A shares and is derived from its Schedule 13G at December 31, 2001 filed with the Securities and Exchange Commission. The report states that Capital Research is a registered investment advisor and that the report is filed on its behalf and on behalf of SMALLCAP World Fund Inc., a registered investment company advised by Capital Research. The report states that SMALLCAP has sole voting power with respect to 1,513,000 Class A shares and Capital Research has sole investment power with respect to 1,663,000 Class A shares.

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

Name	No. of Class A Shares
D.P. Andrews	1,000
J.D. Campbell	1,000
R.V. Collins	—
A.D. Constant	—
E.S. Hetherington	1,000
J.B. Hurlock	1,000
P. Isbell	650
J.R. Lovejoy	5,000
D.J. O'Sullivan	—
J.B. Sherwood	182,300
S.M.C. Sherwood	14,400
J.G. Struthers	300
N.R. Varian	600
P. White	1,000

All directors and executive officers as a group (14 persons)	208,250

Voting Control of the Company

        The following table lists the voting power held by the known beneficial owners of more than 5% of the outstanding Class A shares or Class B common shares of the Company and all directors and executive officers as a group.

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power
SCL	16,429,201	20,503,877	94.9%
Putnam Investments	3,128,352	—	1.3%
Capital Research	1,663,000	—	(1)
All directors and executive officers as a group (14 persons)	208,250	—	(1)

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

        As described in Note 9(d) to the Financial Statements above and Item 13—Certain Relationships and Related Transactions below, OEH and SCL are parties to an amended and restated share owning subsidiaries restructuring agreement pursuant to which four SCL subsidiaries owning Class B common shares of SCL have become subsidiaries of the Company. If a spinoff distribution of shares of the Company to SCL shareholders occurs, these four subsidiaries would acquire approximately 18,044,478 Class B shares of the Company representing about 77% of the combined voting power of Class A and B shares of the Company. Also under that agreement, one of these subsidiaries has the right, becoming exercisable on or after July 21, 2002, to acquire that number of Class B shares from SCL at an aggregate price of about $180,000. Under Bermuda law, the shares to be owned by these subsidiaries will be outstanding and may be voted by the subsidiaries.

        With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire OEH without the consent of the Company's board of directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for "business combination" transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have antitakeover effects. See Note 9(c) to the Financial Statements. Although OEH management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company's board of directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

ITEM 13. Certain Relationships and Related Transactions

        Mr. James Sherwood owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company. OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood's option in the case of a proposed cash sale, the offered sale price. In addition, SCL has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of SCL occurs. SCL and OEH plan to amend this option if a spinoff distribution of the Company's shares to SCL shareholders occurs, to apply thereafter to a change in control of the Company.

        Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the rates paid by hotel guests for use of the apartment. In 2001, the hotel paid Mr. Sherwood $113,000 for the use of his apartment. Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment. To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

        The law firm of Appleby Spurling & Kempe, to which Mr. Campbell is Senior Counsel, and the law firm of White & Case, of which Mr. Hurlock is a retired Partner, render legal services to OEH.

Agreements with Sea Containers Ltd.

        In connection with the initial public offering of the Company's Class A common shares in August 2000 and in anticipation of the separation of the two companies including by a spinoff distribution by SCL of the Company's shares to SCL shareholders, OEH and SCL entered into the following agreements:

  Shared Services Agreement

        SCL and OEH have entered into a shared services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits and information technology. OEH also occupies space in offices leased by various SCL subsidiaries in London and overseas. For these services, SCL charges OEH on the basis of a monthly fee plus reimbursements approximating the costs of SCL in providing the services. During 2001, the parties amended the agreement to reduce the fixed charge element and to modify part of the shared cost allocation to one agreed annually when SCL and OEH budgets are prepared. OEH may terminate these arrangements on one year's notice and has the right to verify the charges made by SCL. In 2001, SCL charged OEH $5,508,000 under this agreement. See Note 13 to the Financial Statements (Item 8 above).

  Tax Sharing Agreement

        OEH has entered into a tax sharing agreement with SCL that allocates responsibilities for tax matters between the two companies for periods prior to the separation of OEH and SCL. In general, OEH will continue to be responsible for taxes of itself and its subsidiaries after the separation from SCL, and SCL has agreed to indemnify OEH for all taxes attributable to the separation itself.

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

  Share Owning Subsidiaries Restructuring Agreement

        SCL and OEH have entered into an amended and restated share owning subsidiaries restructuring agreement pursuant to which four subsidiaries of the Company, at the earlier of July 21, 2005 or the time when a spinoff distribution of shares of the Company to shareholders of SCL occurs, will become the owners of approximately 18,044,478 Class B common shares of the Company, thereby providing OEH with a share owning subsidiaries ownership structure very similar to that of SCL. The four subsidiaries currently own 12,900,000 Class B common shares of SCL. In a takeover of OEH, this structure may assist in maximizing the value shareholders of the Company receive in the takeover transaction. Also, this agreement will operate to eliminate any cross-shareholdings in the Company and SCL by their respective subsidiaries that might otherwise arise because of a spinoff distribution.

        Under this agreement, SCL has transferred to the Company the shares of the four subsidiaries which own Class B common shares of SCL, and SCL continues to hold all of the Class B common shares of the Company. This agreement also provides that if a spinoff distribution of the shares of the Company does not occur prior to July 21, 2002, then a share owning subsidiary of the Company has the right, commencing that date and continuing to July 21, 2005, to buy from SCL for a price of $.01 per share up to approximately 18,044,478 Class B common shares of the Company. The agreement also grants to an SCL subsidiary for the same period the right to buy from the four share owning subsidiaries of the Company, for a price of $.01 per share, all of the Class B common shares of SCL owned by those subsidiaries. These rights must be exercised immediately upon a spinoff distribution or, at the latest, on July 21, 2005.

        Pending the exercise of the rights, the four share owning subsidiaries of the Company agree to waive any dividends or distributions, other than a spinoff distribution or other distributions of the Company's shares, on Class B common shares of SCL, and they must vote their Class B common shares of SCL as an SCL subsidiary directs. See also Note 9(d) to the Financial Statements.

        The effect of the exercise of these rights will be to place 88% of the Company's Class B common shares, or about 77% of the combined voting power of the Class A and Class B common shares of the Company, in the hands of subsidiaries of the Company. Under Bermuda law, common shares of the Company owned by its subsidiaries will be outstanding and may be voted by those subsidiaries.

        This agreement was amended and restated in limited respects on June 6, 2001 (i) to permit SCL to sell additional Class A or B common shares in the Company owned by SCL prior to a spinoff distribution, (ii) to permit SCL to convert some of its Class B shares in the Company into Class A shares in order to equalize the spinoff ratio of shares in a spinoff distribution, (iii) to allow SCL to make other distributions of Company shares and (iv) to enable SCL to contribute some of its Class A or B shares in the Company to the four share owning subsidiaries of the Company so that OEH can otherwise achieve a share owning subsidiaries ownership structure like that of SCL. The agreement as so amended and restated was approved by SCL shareholders at their annual general meeting on June 6, 2001 and was executed that day by the parties to the original agreement.

  Noncompete Agreement

        SCL has undertaken to OEH not to own an interest in or manage any luxury hotel or luxury restaurant, other than any luxury hotel or luxury restaurant operated in conjunction with SCL's passenger ferry and rail services, until August 2005.

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

1.
Financial Statements
Page Number
Independent auditors' report	•
Consolidated financial statements—years ended December 31, 2001, 2000 and 1999
Balance sheets (December 31, 2001 and 2000)	•
Operations	•
Cash flows	•
Shareholders' equity	•
Notes	•
2.
Financial Statement Schedules

        Schedule II—Valuation and qualifying accounts (years ended December 31, 2001, 2000 and 1999).

3.    Exhibits

Exhibit No.	Incorporated by Reference to	Description
3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030.	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Bye-Laws of Orient-Express Hotels Ltd.
4.1	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Schedule 1 to Bye-Laws of Orient-Express Hotels Ltd. (included in Exhibit 3.2).
4.2	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000.
10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2	Exhibit 28(b) to Form 8-K Report dated February 10, 1989 of Orient-Express Hotels Inc. (File No. 1-6066).	Agreement Regarding Hotel Cipriani Interests dated January 27, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Hotel Cipriani S.p.A.
10.3	Exhibit 10(e) to 1989 Form 10-K Report of Sea Containers Ltd. (File No. 1-7560).	Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated August 22, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Sea Containers America Inc.
10.4	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.5	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.6		Amendment to Services Agreement dated January 1, 2001 (Exhibit 10.5 above)
10.7	Exhibit 2.1 to June 30, 2001 Form 10-Q Report (File No. 1-16017).	Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated June 6, 2001 among Sea Containers Ltd., Orient-Express Hotels Ltd., Orient-Express Holdings 1 Ltd., Orient-Express Holdings 2 Ltd., Orient-Express Holdings 3 Ltd., Orient-Express Holdings 4 ltd. and Contender 2 Ltd.
10.8	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.9	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.10	Exhibit 2.6 to Form S-1 Registration Statement No. 333-12030.	Indemnity Agreement dated August 1, 2000 between Orient-Express Hotels Ltd. and Sea Containers Ltd.
11		Statement re computation of per share earnings.
21		Subsidiaries of Orient-Express Hotels Ltd.
23		Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statement No. 333-58298 and Form S-3 Registration Statement No. 333-67268.

        OEH did not enter into any agreement in 2001 for long-term debt under which an amount of securities exceeding 10% of the total assets of OEH was issued. The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

(b)
Reports on Form 8-K.

        The Company filed a report on Form 8-K dated October 4, 2001 under Item 5—Other Events reporting the Company's announcement on September 25, 2001 that it intended to purchase up to 1,000,000 of its Class A common shares in open market transactions, and the Company's actual purchase of 100,000 shares which were subsequently cancelled. The report also noted recent open market purchases of Class A common shares by the Company's Chairman and President.

        No other report on Form 8-K was filed during the fourth quarter of 2001.

Orient-Express Hotels Ltd. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2001:
Allowance for doubtful accounts	$422,000	$81,000	$(23,000	)(2)	$30,000	(1)	$514,000

			$64,000	(3)
Year ended December 31, 2000:
Allowance for doubtful accounts	$372,000	$128,000	$(22,000)	(2)	$56,000	(1)	$422,000

Year ended December 31, 1999:
Allowance for doubtful accounts	$397,000	$15,000	$(49,000)	(2)	$23,000	(1)	$372,000

			$32,000	(3)

(1)
Bad debts written off—net of recoveries.

(2)
Foreign currency translation adjustments.

(3)
Acquisition of subsidiary companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2002

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

Dated: March 27, 2002

Name	Title

/s/ J.D. CAMPBELL John D. Campbell	Director
/s/ J.B. HURLOCK James B. Hurlock	Director
/s/ J.R. LOVEJOY J. Robert Lovejoy	Director
/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan	Director
/s/ J.B. SHERWOOD James B. Sherwood	Director
/s/ S.M.C. SHERWOOD Simon M.C. Sherwood	Director

EXHIBIT INDEX

Exhibit No.	Description
10.6	Amendment to Services Agreement dated January 1, 2001 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
11	Statement re computation of per share earnings
21	Subsidiaries of Orient-Express Hotels Ltd.
23	Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statement No. 333-58298 and Form S-3 Registration Statement No. 333-67268

QuickLinks

PART I
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
Report of Independent Auditors
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
PART IV
ITEM 14 Exhibits, Financial Statement Schedules and Reports on Form 8–K
EXHIBIT INDEX