Form 10-Q
period 2002-03-31
ORIENT EXPRESS HOTELS LTD
filed 2002-05-15
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        As of April 30, 2002, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by subsidiaries of Orient-Express Hotels Ltd. and 16,091,401 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$22,306	$57,863
Accounts receivable, net of allowances of $450 and $514	52,075	45,420
Inventories	18,498	17,463

Total current assets	92,879	120,746
Property, plant and equipment, less accumulated depreciation of $85,677 and $81,741	666,737	602,763
Investments	81,785	79,430
Intangible assets	29,529	29,529
Other assets	2,599	3,783

	$873,529	$836,251

Liabilities and Shareholders' Equity
Working capital facilities	$11,810	$7,038
Accounts payable	17,312	19,526
Accrued liabilities	38,997	38,594
Deferred revenue	16,612	10,513
Current portion of long-term debt	55,598	55,695

Total current liabilities	140,329	131,366
Long-term debt	331,243	307,176
Deferred income taxes	4,007	3,875

	475,579	442,417

Minority interest	3,769	1,247

Preferred shares $0.01 par value (30,000,000 shares authorized)	—	—

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601 (2001—28,340,601)	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (2001—20,503,877)	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	204,021	203,581
Accumulated other comprehensive loss	(37,110)	(38,264)
Less: reduction due to class B common shares owned by subsidiaries—18,044,478	(181)	(181)

Total shareholders' equity	394,181	392,587

Commitments and contingencies
	$873,529	$836,251

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

	Three months ended March 31,
	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$51,689	$55,707
Earnings from unconsolidated companies	1,981	2,204

	53,670	57,911

Expenses:
Depreciation and amortization	4,345	3,929
Operating	24,783	26,269
Selling, general and administrative	19,207	17,036

Total expenses	48,335	47,234

Earnings from operations before net finance costs	5,335	10,677
Interest expense, net	(4,824)	(5,096)
Interest and related income	1	(15)

Net finance costs	(4,823)	(5,111)

Earnings before income taxes	512	5,566
Provision for income taxes	72	674

Net earnings	$440	$4,892

Net earnings per class A and class B common share:
Basic and diluted	$0.01	$0.16

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Three months ended March 31,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$440	$4,892

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,345	3,929
Undistributed earnings of affiliates and other non-cash items	(288)	(975)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable	573	(7,550)
Increase in inventories	(502)	(782)
(Decrease)/increase in accounts payable	(6,198)	7,555

Total adjustments	(2,070)	2,177

Net cash (used in)/provided by operating activities	(1,630)	7,069

Cash flows from investing activities:
Capital expenditures	(11,140)	(10,177)
Acquisitions and investments, net of cash acquired	(47,351)	(6,992)
Proceeds from sale of fixed assets and other	70	16

Net cash used in investing activities	(58,421)	(17,153)

Cash flows from financing activities:
Working capital facilities and redrawable loans drawn	5,074	5,589
Issuance of long-term debt	26,383	25,431
Principal payments under long-term debt	(6,754)	(12,875)

Net cash provided by financing activities	24,703	18,145

Total cash flows	(35,348)	8,061
Effect of exchange rate changes on cash	(209)	(552)

Net (decrease)/increase in cash	(35,557)	7,509
Cash and cash equivalents at beginning of period	57,863	15,889

Cash and cash equivalents at end of period	$22,306	$23,398

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Owned by Subsidiaries	Total Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, January 1, 2002	$283	$205	$226,963	$203,581	$(38,264)	$(181)
Comprehensive income:
Net earnings on common shares for the period				440			$440
Other comprehensive income					1,154		1,154

							$1,594

Balance, March 31, 2002	$283	$205	$226,963	$204,021	$(37,110)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of financial statement presentation

(a) Accounting policies

        Orient-Express Hotels Ltd. (the "Company") is a majority-owned subsidiary of Sea Containers Ltd. ("SCL"). The Company and its subsidiaries are referred to collectively as "OEH".

        For a description of significant accounting policies and basis of presentation, see Notes 1 and 13 to the consolidated financial statements in the 2001 Form 10-K annual report.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2002 and 2001, which are all of a normal recurring nature, have been reflected in the information provided.

(b) Net earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Three months ended March 31,
	2002	2001
Basic	30,800	30,900
Diluted	30,800	30,911

(c) Intangible assets

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the test would be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations. The Company does not expect adoption of this statement to have a material effect on OEH's consolidated results of operations, financial position or cash flow.

        Components of intangible assets are as follows (dollars in thousands):

	March 31, 2002	December 31, 2001
Goodwill	$2,918	$2,918
Other intangibles with indefinite lives	32,504	32,504

	35,422	35,422
Accumulated amortization	5,893	5,893

Total net intangibles	$29,529	$29,529

        Other intangibles consist primarily of trademarks associated with acquired businesses.

        The following proforma information reconciles the net earnings and earnings per share reported for the quarter ended March 31, 2001 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

Three months ended March 31, 2001
Reported net earnings on common shares	$4,892
Add: Amortization of goodwill and other intangible assets with indefinite lives, net of tax	224

Adjusted net earnings	$5,116

Reported basic and diluted earnings per share	$0.16
Add: Amortization of goodwill and other intangible assets with indefinite lives, net of tax per
share—basic and diluted	0.01

Adjusted basic and diluted earnings per share	$0.17

(d) Derivative financial instruments

        As reported in Note 1(t) to the financial statements in the Form 10-K annual report for the year ended December 31, 2001, the Company adopted with effect on January 1, 2001, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income (loss) as of January 1, 2001. For the three months ended March 31, 2002 and 2001, the change in the fair market value of derivative instruments resulted in a credit (charge) to other comprehensive income (loss) of $844,000 and $(48,000), respectively.

        The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three months ended March 31,
	2002	2001
Net earnings on common shares	$440	$4,892
Other comprehensive income (loss):
Foreign currency translation adjustments	310	(4,604)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	(1,333)
Changes in fair value of derivatives	844	(48)

Comprehensive income/(loss)	$1,594	$(1,093)

2. Acquisitions and investments

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat'Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 payable in March 2003 which is recorded in other liabilities at March 31, 2002.

        These acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations". The results of these operations have been included in the consolidated financial results of OEH from the date of acquisition. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

3. Property, plant and equipment

        The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	March 31, 2002	December 31, 2001
Freehold and leased land and buildings	$553,484	$491,920
Machinery and equipment	110,285	108,385
Fixtures, fittings and office equipment	72,457	68,013
River cruiseship	16,188	16,186

	752,414	684,504
Less: accumulated depreciation	85,677	81,741

	$666,737	$602,763

        At March 31, 2002, the balance under capital lease for land and buildings was $8,518,000 (December 31, 2001—$8,574,000), for machinery and equipment $1,699,000 (December 31, 2001—$1,675,000), and for fixtures and fittings $711,000 (December 31, 2001—$716,000). Accumulated depreciation related to assets under capital lease at March 31, 2002 was $619,000 (December 31, 2001—$520,000).

4. Long-term debt

        Long-term debt consists of the following (dollars in thousands):

	March 31, 2002	December 31, 2001
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.48 and 4.72 percent, respectively, primarily based on LIBOR	$368,519	$343,536
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 3.57 percent based on LIBOR	4,500	5,000
Obligations under capital lease	13,822	14,335

	386,841	362,871
Less: current portion	55,598	55,695

	$331,243	$307,176

        Certain credit agreements of OEH have restrictive covenants. At March 31, 2002, OEH was in compliance with these covenants.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital leases, at March 31, 2002 (dollars in thousands):

Year ending December 31,
Remainder of 2003	$26,215
2004	94,018
2005	40,701
2006	118,708
2007 and thereafter	51,601

$331,243

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5. Income taxes

        Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consists of the following (dollars in thousands):

	Three months ended March 31, 2002
	Current	Deferred	Total
United States	$110	$150	$260
Other foreign	751	(939)	(188)

	$861	$(789)	$72

	Three months ended March 31, 2001
	Current	Deferred	Total
United States	$309	$150	$459
Other foreign	707	(492)	215

	$1,016	$(342)	$674

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	March 31, 2002	December 31, 2001
Gross deferred tax assets	$56,290	$55,351
Less: Valuation allowance	(35,143)	(35,128)

Net deferred tax assets	21,147	20,223
Deferred tax liabilities	(25,154)	(24,098)

Net deferred tax liabilities	$(4,007)	$(3,875)

        The deferred tax assets consist primarily of operating loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6. Supplemental cash flow information

	Three months ended March 31,
	2002	2001
	(Dollars in thousands)
Cash paid for:
Interest	$4,576	$4,647
Income taxes	$1,487	$2,281

        In conjunction with the acquisitions in 2002 (see Note 2), liabilities were assumed as follows relating to non-cash investing and financing activities:

	Three months ended March 31,
	2002	2001
	(Dollars in thousands)
Fair value of assets acquired	$58,651	$—
Cash paid	(47,500)	—

Liabilities assumed	$11,151	$—

7. Commitments

        Outstanding contracts to purchase fixed assets were approximately $5,200,000 at March 31, 2002 (December 31, 2001—$6,100,000).

8. Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2001 Form 10-K annual report, OEH has two business segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended March 31,
	2002	2001
Revenue:
Hotels and restaurants	$46,994	$49,789
Tourist trains and cruises	4,695	5,918

	$51,689	$55,707

Earnings from unconsolidated companies:
Hotels and restaurants	$1,423	$1,470
Tourist trains and cruises	558	734

	$1,981	$2,204

Depreciation and amortization:
Hotels and restaurants	$3,750	$3,418
Tourist trains and cruises	595	511

	$4,345	$3,929

Earnings from operations before net finance costs:
Hotels and restaurants	$9,240	$13,343
Tourist trains and cruises	(1,326)	(365)

	7,914	12,978
Central selling, general and administrative costs	(2,579)	(2,301)

	5,335	10,677
Net finance costs	(4,823)	(5,111)

Earnings before income taxes	512	5,566
Provision for income taxes	72	674

Net earnings	$440	$4,892

Capital expenditure:
Hotels and restaurants	$10,365	$9,458
Tourist trains and cruises	775	719

	$11,140	$10,177

	March 31, 2002	December 31, 2001
Identifiable assets:
Hotels and restaurants	$780,962	$746,571
Tourist trains and cruises	92,567	89,680

	$873,529	$836,251

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Three months ended March 31,
	2002	2001
Revenue:
Europe	$13,132	$12,810
North America	21,975	24,940
Rest of the world	16,582	17,957

	$51,689	$55,707

	March 31, 2002	December 31, 2001
Long-lived assets at book value:
Europe	$292,817	$249,864
North America	256,029	212,857
Rest of the world	229,205	249,001

	$778,051	$711,722

9. Related party transactions

        For the three months ended March 31, 2002, OEH paid subsidiaries of SCL $1,500,000 (2001—$1,406,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        SCL has guaranteed an aggregate principal amount of $162,532,000 of bank loans to OEH outstanding at March 31, 2002 (December 31, 2001—$171,401,000), including a bank loan of $7,500,000 to Charleston Center LLC, owner of Charleston Place Hotel, and a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has minority shareholder interests.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

        OEH's operating results for the three months ended March 31, 2002 and March 31, 2001, expressed as a percentage of revenue, were as follows:

	Three months ended March 31
	2002		2001
Revenue:		%		%
Hotels and restaurants	90		89
Tourist trains and cruises	10		11

	100		100
Expenses:
Depreciation and amortization	8		7
Operating	46		45
Selling, general and administrative	36		29
Net finance costs	9		9

Earnings before income taxes	1		10
Provision of income taxes	—		2

Net earnings as a percentage of total revenue	1		8

        The revenues and earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended March 31, 2002 and March 31, 2001 are analyzed as follows (dollars in millions):

	Three months ended March 31
	2002	2001
Revenue:
Owned Hotels:
Europe	$10.3	$9.1
North America	16.6	19.3
Rest of the world	14.5	15.5
Hotel management interests	2.4	2.5
Restaurants	4.6	4.8
Tourist trains and cruises	5.3	6.7

Total	$53.7	$57.9

EBITDA:
Owned Hotels:
Europe	$(0.5)	$(0.1)
North America	5.5	7.3
Rest of the world	4.6	6.1
Hotel management interests	2.4	2.5
Restaurants	1.0	1.0
Tourist trains and cruises	(0.7)	0.1
Central overheads	(2.6)	(2.3)

Total EBITDA	$9.7	$14.6

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

Revenue

        Total revenue, including earnings from unconsolidated companies, decreased by $4.2 million, or 7%, from $57.9 million in the three months ended March 31, 2001 to $53.7 million in the three months ended March 31, 2002. Hotels and restaurants revenue decreased by $2.8 million, or 5%, from $51.2 million in the three months ended March 31, 2001 to $48.4 million in the three months ended March 31, 2002, and tourist trains and cruises decreased by $1.4 million, or 21%, from $6.7 million for the three months ended March 31, 2001 to $5.3 million for the three months ended March 31, 2002.

        The revenue decrease for hotels and restaurants was due to a decrease at OEH's owned hotels of $2.5 million, or 6%, from $43.9 million in the three months ended March 31, 2001 to $41.4 million in the three months ended March 31, 2002. Excluding the effect of acquisitions, the revenue decrease was $6.4 million, or 15%, from $43.9 million in the three months ended March 31, 2001 to $37.5 million in the three months ended March 31, 2002. The revenue decrease at the hotels was mainly due to the lingering effect on travel and tourism following September 11, 2001, although underlying trends have shown a significant recovery over the fourth quarter. Overall on a comparable basis, OEH's REVPAR (that is, revenue per available room) at its owned hotels declined by 12% in U.S. dollars in the three months ended March 31, 2002. This is a substantial improvement over the 17% decline experienced in the three months ended December 31, 2001. The revenue decrease for hotel management interests was $0.1 million, or 4%, from $2.5 million in the three months ended March 31, 2001 to $2.4 million in the three months ended March 31, 2002. The revenue decrease at OEH's restaurants was $0.2 million, or 4%, from $4.8 million in the three months ended March 31, 2001 to $4.6 million in the three months ended March 31, 2002.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $1.2 million, or 13%, from $9.1 million for the three months ended March 31, 2001 to $10.3 million for the three months ended March 31, 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England, during the quarter accounted for $2.2 million. Excluding the effect of these acquisitions, revenue declined by $1.0 million. REVPAR on a comparable basis decreased by 4% in local currencies in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

        North America.    Revenue decreased by $2.7 million, or 14%, from $19.3 million in the three months ended March 31, 2001 to $16.6 million in the three months ended March 31, 2002. REVPAR on a comparable basis for the North American region declined by 9% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

        Rest of the World.    Revenue decreased by $1.0 million, or 6%, from $15.5 million in the three months ended March 31, 2001 to $14.5 million in the three months ended March 31, 2002. The acquisition of the Bora Bora Lagoon Resort and Miraflores Park Hotel accounted for $1.7 million of revenue in the three months ended March 31, 2002. Excluding the effect of these acquisitions, revenue decreased by $2.7 million. The REVPAR on a comparable basis for the rest of the world region decreased by 8% in local currencies in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Depreciation and Amortization

        Depreciation and amortization increased by $0.4 million, or 10%, from $3.9 million in the three months ended March 31, 2001 to $4.3 million in the three months ended March 31, 2002, primarily due to the effect of acquisitions offset by a decrease in amortization due to the change in accounting policy described in Note 1(c).

Operating Expenses

        Operating expenses decreased by $1.5 million, or 6%, from $26.3 million in the three months ended March 31, 2001 to $24.8 million in the three months ended March 31, 2002. Excluding the effect of acquisitions, operating expenses reduced by $3.6 million. The decrease was primarily due to reduced occupancy at the hotels as discussed above.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $2.2 million, or 13%, from $17.0 million in the three months ended March 31, 2001 to $19.2 million in the three months ended March 31, 2002. Excluding the effect of acquisitions, selling, general and administrative expenses were in line with 2001.

Earnings from Operations

        Earnings from operations decreased by $5.4 million, or 50%, from $10.7 million in the three months ended March 31, 2001 to $5.3 million in the three months ended March 31, 2002. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs decreased by $0.3 million, or 6%, from $5.1 million in the three months ended March 31, 2001 to $4.8 million in the three months ended March 31, 2002, primarily due to lower interest rates partly offset by increases in debt relating to capital expenditures and acquisitions financed in 2001 and 2002.

Taxes on Income

        The provision for income taxes decreased by $0.6 million, or 86%, from $0.7 million in the three months ended March 31, 2001 to $0.1 million in the three months ended March 31, 2002. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.6 million was mainly due to the reduced profitability of some of these subsidiaries.

Net Earnings

        Net earnings decreased by $4.5 million, or 92%, from $4.9 million in the three months ended March 31, 2001 to $0.4 million in the three months ended March 31, 2002. Net earnings represents earnings from operations less net finance costs and provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        OEH had cash and cash equivalents of $22.3 million at March 31, 2002, $35.6 million less than the $57.9 million at December 31, 2001. At March 31, 2002 and December 31, 2001, the undrawn amounts available to OEH under its short-term lines of credit were $31.0 million and $30.9 million, respectively. In addition OEH has available to draw under long-term facilities a further $24.0 million, bringing its total cash and availability to $77.3 million at March 31, 2002.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $47.5 million at March 31, 2002, a decrease in working capital of $36.9 million from a deficit of $10.6 million at December 31, 2001. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $27.9 million, of which $35.6 million was due to reduced cash, partly offset by an increase of $6.7 million in accounts receivable and $1.0 million in inventories, mainly due to the impact of acquisitions;

  •
  an increase in current liabilities of $9.1 million, of which $6.1 million was due to increased deferred revenue and $4.7 million due to increased drawings under working capital facilities partly offset by a decrease of $2.2 million in accounts payable; and

  •
  a reduction in the current portion of long-term debt of $0.1 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities decreased by $8.7 million to $1.6 million cash deficit on operating activities for the three months ended March, 2002, from cash provided by operating activities of $7.1 million for the three months ended March 31, 2001. The decrease is primarily attributable to reduced earnings and timing on payments to creditors.

        Investing Activities.    Cash used in investing activities increased by $41.2 million to $58.4 million for the three months ended March 31, 2002, compared to $17.2 million for the three months ended March 31, 2001. The principal components of this increase were a $40.4 million increase in expenditure on acquisitions and investments during the period from $7.0 million to $47.4 million and a $1.0 million increase in capital expenditure.

        Financing Activities.    Cash provided from financing activities for the three month period ended March 31, 2002 was $24.7 million as compared to cash provided by financing activities of $18.1 million for the three month period ended March 31, 2001, an increase of $6.6 million. In the three month period ended March 31, 2002, OEH had proceeds from borrowings under long-term debt of $26.4 million as compared to proceeds of $25.4 million for the three month period ended March 31, 2001. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

        Capital Commitments.    There were $5.2 million of capital commitments outstanding as of March 31, 2002.

Indebtedness

        At March 31, 2002, OEH had $386.8 million of long-term debt ($364.5 million net of cash), including the current portion, secured by assets which is repayable over periods of one to 12 years with a weighted average interest rate of 4.51%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 38% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At March 31, 2002, OEH had the equivalent of $102 million of floating rate euro debt which had been swapped in to fixed rate euro debt that will convert back to floating rates in September 2002. At March 31, 2002, all other borrowings of OEH were in floating interest rates.

Liquidity

        OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At March 31, 2002, OEH had capital commitments of $5.2 million overall relating to a number of projects.

        OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditure, acquisitions and debt service for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        OEH is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed as part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings and cash flows. OEH does not hold market rate sensitive financial instruments for trading purposes.

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($102 million at March 31, 2002). If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.3 million based on borrowings at March 31, 2002. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap agreement at March 31, 2002 was a loss of $0.9 million.

        The market risk relating to foreign currencies and its effects have not changed materially during the first quarter of 2002 from those described in the Company's 2001 Form 10-K report.

RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1 to the Financial Statements.

ACCOUNTING POLICIES AND ESTIMATES

        During the three months ended March 31, 2002, there were no significant changes in accounting policies.

PART II

ITEM 1. Legal Proceedings

        As previously reported, the Company had been named defendant in a lawsuit in New York state court by investors alleging to be holders of publicly traded senior notes of Sea Containers Ltd. and claiming, inter alia, certain defaults under the indentures governing those notes have occurred or would occur because of a proposed spinoff distribution of the Company's shares by Sea Containers Ltd. The suit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. The plaintiffs filed notices of intention to appeal the dismissal with the New York Appellate Division on August 2, 2001, and filed their initial brief in the appeal on May 1, 2002. The Company understands that Sea Containers continues to believe the allegations of the plaintiffs are without merit, and therefore Sea Containers will oppose vigorously any litigation relating to the proposed spinoff. Sea Containers is also indemnifying OEH with respect to possible losses arising from this lawsuit.

        Other than the foregoing litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 5. Other Information

        In August 2001, the Company registered with the Commission (Registration Statement No. 333-67268) a public secondary offering by Sea Containers Ltd. of up to 5,000,000 existing class A common shares of the Company. Sea Containers has advised the Company that, during the three months ended March 31, 2002, it sold 674,000 of the shares at market prices prevailing at the times of sale, realizing net proceeds of about $12,680,000, and that the sales were made in ordinary broker transactions at normal brokerage commissions through Salomon Smith Barney Inc. Sea Containers is bearing all costs and expenses of this offering, and the Company will receive none of the sale proceeds.

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

Dated: May 14, 2002

EXHIBIT INDEX

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