Form 10-Q
period 2002-06-30
ORIENT EXPRESS HOTELS LTD
filed 2002-08-09
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 15,889,201 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$43,941	$57,863
Accounts receivable, net of allowances of $514 and $514	58,685	45,420
Inventories	19,961	17,463

Total current assets	122,587	120,746
Property, plant and equipment, less accumulated depreciation of $93,851 and $81,741	704,658	602,763
Investments	77,748	79,430
Intangible assets	29,529	29,529
Other assets	2,991	3,783

	$937,513	$836,251

Liabilities and Shareholders' Equity
Working capital facilities	$21,818	$7,038
Accounts payable	17,678	19,526
Accrued liabilities	39,127	38,594
Deferred revenue	16,156	10,513
Current portion of long-term debt	56,328	55,695

Total current liabilities	151,107	131,366
Long-term debt	368,599	307,176
Deferred income taxes	5,301	3,875

	525,007	442,417

Minority interest	3,753	1,247

Preferred shares $0.01 par value (30,000,000 shares authorized)	—	—

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601 (2001—28,340,601)	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (2001—20,503,877)	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	215,585	203,581
Accumulated other comprehensive loss	(34,102)	(38,264)
Less: reduction due to class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	408,753	392,587

Commitments

	$937,513	$836,251

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Three months ended June 30,	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$76,725	$74,266
Earnings from unconsolidated companies	2,369	2,431

	79,094	76,697

Expenses:
Depreciation and amortization	4,905	4,095
Operating	36,538	34,063
Selling, general and administrative	19,750	17,786

Total expenses	61,193	55,944

Earnings from operations before net finance costs	17,901	20,753
Interest expense, net	(5,024)	(5,396)
Interest and related income	480	762

Net finance costs	(4,544)	(4,634)

Earnings before income taxes	13,357	16,119
Provision for income taxes	1,793	1,704

Net earnings	$11,564	$14,415

Net earnings per class A and class B common share:
Basic and diluted	$0.38	$0.47

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Six months ended June 30,	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$128,414	$129,973
Earnings from unconsolidated companies	4,350	4,635

	132,764	134,608

Expenses:
Depreciation and amortization	9,250	8,024
Operating	61,321	60,332
Selling, general and administrative	38,957	34,822

Total expenses	109,528	103,178

Earnings from operations before net finance costs	23,236	31,430
Interest expense, net	(9,848)	(10,492)
Interest and related income	481	747

Net finance costs	(9,367)	(9,745)

Earnings before income taxes	13,869	21,685
Provision for income taxes	1,865	2,378

Net earnings	$12,004	$19,307

Net earnings per class A and class B common share:
Basic and diluted	$0.39	$0.62

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

Six months ended June 30,	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$12,004	$19,307

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,250	8,024
Undistributed earnings of affiliates and other non-cash items	(395)	(2,773)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable	(1,893)	(608)
Increase in inventories	(837)	(1,352)
(Decrease)/increase in accounts payable	(5,854)	1,563

Total adjustments	271	4,854

Net cash provided by operating activities	12,275	24,161

Cash flows from investing activities:
Capital expenditures	(27,612)	(18,390)
Acquisitions and investments, net of cash acquired	(50,068)	(38,002)
Proceeds from sale of fixed assets and other	748	357

Net cash used in investing activities	(76,932)	(56,035)

Cash flows from financing activities:
Working capital facilities and redrawable loans drawn	13,767	1,556
Issuance of long-term debt	49,920	75,615
Principal payments under long-term debt	(13,647)	(26,178)

Net cash provided by financing activities	50,040	50,993

Total cash flows	(14,617)	19,119
Effect of exchange rate changes on cash	695	(965)

Net increase in cash	(13,922)	18,154
Cash and cash equivalents at beginning of period	57,863	15,889

Cash and cash equivalents at end of period	$43,941	$34,043

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity

(Dollars in thousands)	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Shares Owned by Subsidiaries	Total Comprehensive Income (Loss)
Balance, January 1, 2002	$283	$205	$226,963	$203,581	$(38,264)	$(181)
Comprehensive income:
Net earnings on common shares for the period				12,004			$12,004
Other comprehensive income					4,162		4,162

							$16,166

Balance, June 30, 2002	$283	$205	$226,963	$215,585	$(34,102)	$(181)

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

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the six months ended June 30, 2002 and 2001, which are all of a normal recurring nature, have been reflected in the information provided.

(b)
Net earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Six months ended June 30,	2002	2001
Basic	30,800	30,900
Effect of dilution	—	6

Diluted	30,800	30,906

        For the six months ended June 30, 2002, the anti-dilutive effect of stock options on 15,857 class A common shares was excluded from the computation of diluted earnings per share.

Three months ended June 30,	2002	2001
Basic	30,800	30,900
Effect of dilution	2	1

Diluted	30,802	30,901

(c)
Intangible assets

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed the initial step of a transitional impairment test which has indicated no impairment, and is to complete the final step of the transitional impairment test by the end of the fiscal year. Any subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

        Components of intangible assets are as follows (dollars in thousands):

	June 30, 2002	December 31, 2001
Goodwill	$2,918	$2,918
Other intangibles with indefinite lives	32,504	32,504

	35,422	35,422

Accumulated amortization:
Goodwill	774	774
Other intangibles	5,119	5,119

	5,893	5,893

Total net intangibles	$29,529	$29,529

        Other intangibles consist primarily of trademarks associated with acquired businesses.

        The following proforma information reconciles the net earnings and earnings per share reported for the three months and six months ended June 30, 2001 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

Period ended June 30, 2001		Three months	Six months
Reported net earnings on common shares		$14,415	$19,307
Add:	Amortization of goodwill and other intangible assets with indefinite lives, net of tax	224	447

Adjusted net earnings		$14,639	$19,754

Reported basic and diluted earnings per share		$0.47	$0.62
Add:	Amortization of goodwill and other intangible assets with indefinite lives, net of tax per share—basic and diluted	—	0.02

Adjusted basic and diluted earnings per share		$0.47	$0.64

(d)
Derivative financial instruments

        As reported in Note 1(t) to the financial statements in the Form 10-K annual report for the year ended December 31, 2001, the Company adopted with effect on January 1, 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income/(loss) as of January 1, 2001. For the six months ended June 30, 2002 and 2001, the change in the fair market value of derivative instruments resulted in a credit to other comprehensive income/(loss) of $1,248,000 and $261,000, respectively.

        The components of comprehensive income/(loss) are as follows (dollars in thousands):

Six months ended June 30,	2002	2001
Net earnings on common shares	$12,004	$19,307
Other comprehensive income/(loss):
Foreign currency translation adjustments.	2,914	(7,923)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	(1,333)
Changes in fair value of derivatives	1,248	261

Comprehensive income/(loss)	$16,166	$10,312

2.    Acquisitions and investments

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat'Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 payable in March 2003 which is recorded in other liabilities at June 30, 2002.

        These acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The results of these operations have been included in the consolidated financial results of OEH from the date of acquisition. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

3.    Property, plant and equipment

        The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	June 30, 2002	December 31, 2001
Freehold and leased land and buildings	$588,236	$491,920
Machinery and equipment	117,035	108,385
Fixtures, fittings and office equipment	77,028	68,013
River cruiseship	16,210	16,186

	798,509	684,504
Less: accumulated depreciation	93,851	81,741

	$704,658	$602,763

        At June 30, 2002, the balance under capital lease for land and buildings was $9,097,000 (December 31, 2001—$8,574,000), for machinery and equipment $1,938,000 (December 31, 2001—$1,675,000), and for fixtures and fittings $743,000 (December 31, 2001—$716,000). Accumulated depreciation related to assets under capital lease at June 30, 2002 was $794,000 (December 31, 2001—$520,000).

4.    Long-term debt

        Long-term debt consists of the following (dollars in thousands):

	June 30, 2002	December 31, 2001
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.21 and 4.72 percent, respectively, primarily based on LIBOR	$405,901	$343,536
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 3.69 and 3.57 percent, respectively, based on LIBOR	4,500	5,000
Obligations under capital lease	14,526	14,335

	424,927	362,871
Less: current portion	56,328	55,695

	$368,599	$307,176

        Certain credit agreements of OEH have restrictive covenants. At June 30, 2002, OEH was in compliance with these covenants.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital leases, at June 30, 2002 (dollars in thousands):

Year ending December 31,
2003	$18,481
2004	105,199
2005	44,494
2006	129,826
2007 and thereafter	70,599

$368,599

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

5.    Income taxes

        Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consists of the following (dollars in thousands):

Six months ended June 30, 2002	Current	Deferred	Total
United States	$545	$586	$1,131
Other foreign	1,028	(294)	734

	$1,573	$292	$1,865

Six months ended June 30, 2001	Current	Deferred	Total
United States	$1,187	$158	$1,345
Other foreign	2,024	(991)	1,033

	$3,211	$(833)	$2,378

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	June 30, 2002	December 31, 2001
Gross deferred tax assets	$55,359	$55,351
Less: Valuation allowance	(35,356)	(35,128)

Net deferred tax assets	20,003	20,223
Deferred tax liabilities	(25,304)	(24,098)

Net deferred tax liabilities	$(5,301)	$(3,875)

        The deferred tax assets consist primarily of operating loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.    Supplemental cash flow information

        (Dollars in thousands):

Six months ended June 30,	2002	2001
Cash paid for:
Interest	$9,427	$11,006
Income taxes	$3,011	$4,493

        In conjunction with the acquisition of Bora Bora Lagoon Resort in April 2001 and the acquisitions in 2002 (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows:

        Non-cash investing and financing activities:

Fair value of assets acquired	$59,264	$22,352
Cash paid	(47,500)	(19,600)

Liabilities assumed	$11,764	$2,752

7.    Commitments

        Outstanding contracts to purchase fixed assets were approximately $18,500,000 at June 30, 2002 (December 31, 2001—$6,100,000).

8.    Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2001 Form 10-K annual report, OEH has two business segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

Six months ended June 30,	2002	2001
Revenue:
Hotels and restaurants	$110,790	$112,085
Tourist trains and cruises	17,624	17,888

	$128,414	$129,973

Earnings from unconsolidated companies:
Hotels and restaurants	$3,372	$3,200
Tourist trains and cruises	978	1,435

	$4,350	$4,635

Depreciation and amortization:
Hotels and restaurants	$8,060	$6,881
Tourist trains and cruises	1,190	1,143

	$9,250	$8,024

Earnings from operations before net finance costs:
Hotels and restaurants	$26,608	$33,496
Tourist trains and cruises	1,766	2,488

	28,374	35,984
Central selling, general and administrative costs	(5,138)	(4,554)

	23,236	31,430
Net finance costs	(9,367)	(9,745)

Earnings before income taxes	13,869	21,685
Provision for income taxes	1,865	2,378

Net earnings	$12,004	$19,307

Capital expenditure:
Hotels and restaurants	$26,952	$17,200
Tourist trains and cruises	660	1,190

	$27,612	$18,390

	June 30, 2002	December 31, 2001
Identifiable assets:
Hotels and restaurants	$839,971	$746,571
Tourist trains and cruises	97,542	89,680

	$937,513	$836,251

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Six months ended June 30,	2002	2001
Revenue:
Europe	$56,727	$51,770
North America	42,513	47,498
Rest of the world	29,174	30,705

	$128,414	$129,973

	June 30, 2002	December 31, 2001
Long-lived assets at book value:
Europe	$314,023	$249,864
North America	258,154	212,857
Rest of the world	239,758	249,001

	$811,935	$711,722

9.    Related party transactions

        For the six months ended June 30, 2002, OEH paid subsidiaries of SCL $2,994,000 (2001—$2,851,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        SCL has guaranteed an aggregate principal amount of $154,404,000 of bank loans to OEH outstanding at June 30, 2002 (December 31, 2001—$171,401,000), including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has a minority shareholder interest.

10.  Subsequent event

        On July 22, 2002, under the Amended and Restated Share Owning Subsidiaries Restructuring Agreement described in Note 9(d) to the Financial Statements in the Company's 2001 Form 10-K annual report, a subsidiary of the Company exercised its purchase option to acquire from SCL 18,044,478 class B common shares of the Company at an aggregate price of $180,445. These shares remain outstanding and may be voted by the subsidiary although they are disregarded for purposes of calculating OEH's earnings per share while the shares are owned by the subsidiary. On the same date under the Agreement, an SCL subsidiary exercised its purchase option to acquire from four OEH subsidiaries 12,900,000 class B common shares of SCL at an aggregate price of $129,000. As a result of these transactions, voting control of the Company passed from SCL to the Company's subsidiary, and OEH no longer owns any shares of SCL.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

        OEH's operating results for the three months ended June 30, 2002 and June 30, 2001, expressed as a percentage of revenue, were as follows:

Three months ended June 30,	2002	2001
	%	%
Revenue:
Hotels and restaurants	83	83
Tourist trains and cruises	17	17

	100	100
Expenses:
Depreciation and amortization	6	5
Operating	46	45
Selling, general and administrative	25	23
Net finance costs	6	6

Earnings before income taxes	17	21
Provision of income taxes	2	2

Net earnings as a percentage of total revenue	15	19

        The revenues and earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended June 30, 2002 and June 30, 2001 are analyzed as follows (dollars in millions):

Three months ended June 30,	2002	2001
Revenue:
Owned Hotels:
Europe	$31.1	$27.7
North America	14.2	16.3
Rest of the world	11.9	11.7
Hotel management interests	3.6	3.3
Restaurants	5.0	5.0
Tourist trains and cruises	13.3	12.7

Total	$79.1	$76.7

EBITDA:
Owned Hotels:
Europe	$11.3	$11.8
North America	3.6	4.7
Rest of the world	1.8	2.3
Hotel management interests	3.6	3.3
Restaurants	1.4	1.4
Tourist trains and cruises	3.7	3.5
Central overheads	(2.6)	(2.3)

Total EBITDA	$22.8	$24.7

        Operating information for OEH's owned hotels for the three months ended June 30, 2002 and June 30, 2001 is as follows:

Three months ended June 30,	2002	2001
Average Daily Rate (in dollars)
Europe	380	380
North America	295	314
Rest of the world	174	184
Worldwide	291	300
Rooms Sold (in thousands)
Europe	49	48
North America	30	32
Rest of the world	38	37

Worldwide	117	117
RevPAR (in dollars)
Europe	268	294
North America	195	223
Rest of the world	80	93
Worldwide	172	195
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	266	286	(7)%	(8)%
North America	198	221	(10)%	(10)%
Rest of the world	69	74	(7)%	(4)%
Worldwide	169	184	(8)%	(8)%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

        OEH's operating results for the six months ended June 30, 2002 and June 30, 2001, expressed as a percentage of revenue, were as follows:

Six months ended June 30,	2002	2001
	%	%
Revenue:
Hotels and restaurants	86	86
Tourist trains and cruises	14	14

	100	100
Expenses:
Depreciation and amortization	7	6
Operating	46	45
Selling, general and administrative	30	26
Net finance costs	7	7

Earnings before income taxes	10	16
Provision of income taxes	1	2

Net earnings as a percentage of total revenue	9	14

        The revenues and EBITDA of OEH's operations for the six months ended June 30, 2002 and June 30, 2001 are analyzed as follows (dollars in millions):

Six months ended June 30,	2002	2001
Revenue:
Owned Hotels:
Europe	$41.4	$36.8
North America	30.8	35.6
Rest of the world	26.4	27.3
Hotel management interests	6.0	5.9
Restaurants	9.6	9.7
Tourist trains and cruises	18.6	19.3

Total	$132.8	$134.6

EBITDA:
Owned Hotels:
Europe	$10.9	$11.6
North America	9.1	12.1
Rest of the world	6.4	8.4
Hotel management interests	6.0	5.9
Restaurants	2.3	2.4
Tourist trains and cruises	2.9	3.7
Central overheads	(5.1)	(4.6)

Total EBITDA	$32.5	$39.5

        Operating information for OEH's owned hotels for the six months ended June 30, 2002 and June 30, 2001 is as follows:

Six months ended June 30,	2002	2001
Average Daily Rate (in dollars)
Europe	323	318
North America	338	346
Rest of the world	178	199
Worldwide	270	282
Rooms Sold (in thousands)
Europe	75	74
North America	60	67
Rest of the world	88	83

Worldwide	223	224
RevPAR (in dollars)
Europe	211	227
North America	235	259
Rest of the world	93	112
Worldwide	163	185
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	201	219	(8)%	(8)%
North America	238	264	(10)%	(10)%
Rest of the world	89	103	(13)%	(6)%
Worldwide	161	179	(10)%	(8)%

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $2.4 million, or 3%, from $76.7 million in the three months ended June 30, 2001 to $79.1 million in the three months ended June 30, 2002. Hotels and restaurants revenue increased by $1.8 million, or 3%, from $64.0 million in the three months ended June 30, 2001 to $65.8 million in the three months ended June 30, 2002, and tourist trains and cruises increased by $0.6 million, or 5%, from $12.7 million for the three months ended June 30, 2001 to $13.3 million for the three months ended June 30, 2002.

        The revenue increase for hotels and restaurants was due to an increase at OEH's owned hotels of $1.5 million, or 3%, from $55.7 million in the three months ended June 30, 2001 to $57.2 million in the three months ended June 30, 2002. Excluding the effect of acquisitions, the revenue decreased by $6.5 million, or 12%, from $55.7 million in the three months ended June 30, 2001 to $49.2 million in the three months ended June 30, 2002. The revenue decrease at the hotels was mainly due to the lingering effect on travel and tourism following September 11, 2001 and the impact of the weakened world economy, although underlying trends have shown a significant recovery over the fourth quarter of 2001 and first quarter of 2002. Overall on a comparable basis, OEH's REVPAR at its owned hotels declined by 8% in U.S. dollars in the three months ended June 30, 2002. This is a substantial improvement over the 17% decline experienced in the three months ended December 31, 2001 and 12% decline in the three months ended March 31, 2002. The revenue increase for hotel management interests was $0.3 million, or 9%, from $3.3 million in the three months ended June 30, 2001 to $3.6 million in the three months ended June 30, 2002. The revenue at OEH's restaurants was flat in the three months ended June 30, 2002 compared with the three months ended June 30, 2001 at $5.0 million.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $3.4 million, or 12%, from $27.7 million for the three months ended June 30, 2001 to $31.1 million for the three months ended June 30, 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England during the first quarter of 2002 accounted for $6.2 million of this increase. Excluding the effect of these acquisitions, revenue declined by $2.8 million. REVPAR on a comparable basis decreased by 8% in local currencies in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The seasonal reopening of the Villa San Michele was delayed for major rooms addition and the Hotel Cipriani due to major works, and there were less customers arriving from the U.S. to the Italian properties.

        North America.    Revenue decreased by $2.1 million, or 13%, from $16.3 million in the three months ended June 30, 2001 to $14.2 million in the three months ended June 30, 2002. The acquisition of a 75% interest in Maroma Resort and Spa in March 2002 accounted for $0.9 million. REVPAR on a comparable basis for the North American region declined by 10% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The Inn at Perry Cabin was closed during the quarter for a major rooms addition.

        Rest of the World.    Revenue remained flat in the three months ended June 30, 2002 compared with the three months ended June 30, 2001 at $11.8 million. The acquisition of the Miraflores Park Hotel accounted for $1.0 million of revenue in the three months ended June 30, 2002. Excluding the effect of this acquisition, revenue decreased by $1.0 million. The REVPAR on a comparable basis for the rest of the world region decreased by 4% in local currencies in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The majority of the revenue decline was at the Copacabana Palace Hotel in Brazil due to less business travel to South America reflecting economic concerns in the region.

Depreciation and Amortization

        Depreciation and amortization increased by $0.8 million, or 20%, from $4.1 million in the three months ended June 30, 2001 to $4.9 million in the three months ended June 30, 2002, primarily due to acquisitions.

Operating Expenses

        Operating expenses increased by $2.4 million, or 7%, from $34.1 million in the three months ended June 30, 2001 to $36.5 million in the three months ended June 30, 2002. Excluding the effect of acquisitions, operating expenses reduced by $1.1 million. The decrease was primarily due to reduced occupancy at the hotels.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $2.0 million, or 11%, from $17.8 million in the three months ended June 30, 2001 to $19.8 million in the three months ended June 30, 2002. Excluding the effect of acquisitions, selling, general and administrative expenses were in line with 2001.

Earnings from Operations

        Earnings from operations decreased by $2.9 million, or 14%, from $20.8 million in the three months ended June 30, 2001 to $17.9 million in the three months ended June 30, 2002. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs decreased by $0.1 million, or 2%, from $4.6 million in the three months ended June 30, 2001 to $4.5 million in the three months ended June 30, 2002 primarily due to lower interest, notwithstanding the increases in debt relating to capital expenditures and acquisitions financed in 2001 and 2002.

Taxes on Income

        The provision for income taxes increased by $0.1 million, or 6%, from $1.7 million in the three months ended June 30, 2001 to $1.8 million in the three months ended June 30, 2002. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.

Net Earnings

        Net earnings decreased by $2.8 million, or 19%, from $14.4 million in the three months ended June 30, 2001 to $11.6 million in the three months ended June 30, 2002. Net earnings represent earnings from operations less net finance costs and provision for income taxes.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

Revenue

        Total revenue, including earnings from unconsolidated companies, decreased by $1.8 million, or 1%, from $134.6 million in the six months ended June 30, 2001 to $132.8 million in the six months ended June 30, 2002. Hotels and restaurants revenue decreased by $1.1 million, or 1%, from $115.3 million in the six months ended June 30, 2001 to $114.2 million in the six months ended June 30, 2002, and tourist trains and cruises decreased by $0.7 million, or 4%, from $19.3 million for the six months ended June 30, 2001 to $18.6 million for the six months ended June 30, 2002.

        The revenue decrease for hotels and restaurants was due to a decrease at OEH's owned hotels of $1.1 million, or 1%, from $99.7 million in the six months ended June 30, 2001 to $98.6 million in the six months ended June 30, 2002. Excluding the effect of acquisitions, the revenue decrease was $12.3 million, or 12%, from $99.7 million in the six months ended June 30, 2001 to $87.4 million in the six months ended June 30, 2002. The revenue decrease at the hotels was mainly due to the lingering effect on travel and tourism following September 11, 2001 and the impact of the weakened world economy. Overall on a comparable basis, OEH's REVPAR at its owned hotels declined by 10% in U.S. dollars in the six months ended June 30, 2002. The revenue increase for hotel management interests was $0.1 million, or 2%, from $5.9 million in the six months ended June 30, 2001 to $6.0 million in the six months ended June 30, 2002. The revenue decrease at OEH's restaurants was $0.1 million, or 1%, from $9.7 million in the six months ended June 30, 2001 to $9.6 million in the six months ended June 30, 2002.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $4.6 million, or 13%, from $36.8 million for the six months ended June 30, 2001 to $41.4 million for the six months ended June 30, 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England during the first quarter of 2002 accounted for $8.4 million. Excluding the effect of these acquisitions, revenue declined by $3.8 million. REVPAR on a comparable basis decreased by 8% in local currencies in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

        North America.    Revenue decreased by $4.8 million, or 13%, from $35.6 million in the six months ended June 30, 2001 to $30.8 million in the six months ended June 30, 2002. REVPAR on a comparable basis for the North American region declined by 10% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

        Rest of the World.    Revenue decreased by $0.9 million, or 3%, from $27.3 million in the six months ended June 30, 2001 to $26.4 million in the six months ended June 30, 2002. The acquisition of the Miraflores Park Hotel accounted for $1.9 million of revenue in the six months ended June 30, 2002. Excluding the effect of this acquisition, revenue decreased by $2.8 million. The REVPAR on a comparable basis for the rest of the world region decreased by 6% in local currencies in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

Depreciation and Amortization

        Depreciation and amortization increased by $1.3 million, or 16%, from $8.0 million in the six months ended June 30, 2001 to $9.3 million in the six months ended June 30, 2002, primarily due to the effect of acquisitions.

Operating Expenses

        Operating expenses increased by $1.0 million, or 2%, from $60.3 million in the six months ended June 30, 2001 to $61.3 million in the six months ended June 30, 2002. Excluding the effect of acquisitions, operating expenses reduced by $4.2 million. The decrease was primarily due to reduced occupancy at the hotels.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $4.2 million, or 12%, from $34.8 million in the six months ended June 30, 2001 to $39.0 million in the six months ended June 30, 2002. Excluding the effect of acquisitions, selling, general and administrative expenses increased by $1.2 million.

Earnings from Operations

        Earnings from operations decreased by $8.2 million, or 26%, from $31.4 million in the six months ended June 30, 2001 to $23.2 million in the six months ended June 30, 2002.

Net Finance Costs

        Net finance costs decreased by $0.4 million, or 4%, from $9.7 million in the six months ended June 30, 2001 to $9.3 million in the six months ended June 30, 2002 primarily due to lower interest rates, notwithstanding the increases in debt relating to capital expenditures and acquisitions financed in 2001 and 2002.

Taxes on Income

        The provision for income taxes decreased by $0.5 million, or 22%, from $2.4 million in the six months ended June 30, 2001 to $1.9 million in the six months ended June 30, 2002. The decrease was mainly due to the reduced profitability of some of OEH's taxpaying subsidiaries.

Net Earnings

        Net earnings decreased by $7.3 million, or 38%, from $19.3 million in the six months ended June 30, 2001 to $12.0 million in the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        OEH had cash and cash equivalents of $43.9 million at June 30, 2002, $13.9 million less than the $57.9 million at December 31, 2001. At June 30, 2002 and December 31, 2001, the undrawn amounts available to OEH under its short-term lines of credit were $29.0 million and $30.9 million, respectively. In addition OEH has a further $31.0 million under a committed facility, bringing its total cash and availability to $104.0 million at June 30, 2002.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $28.5 million at June 30, 2002, a decrease in the working capital of $17.9 million from a deficit of $10.6 million at December 31, 2001. The overall decrease in working capital was comprised of the following:

  •
  an increase in current assets of $1.8 million, of which $13.3 million was due to an increase in accounts receivable and $2.5 million in inventories, both mainly due to the impact of acquisitions, partly offset by a reduction in cash of $13.9 million;

  •
  an increase in current liabilities of $19.7 million, of which $5.6 million was due to increased deferred revenue and $14.8 million due to increased drawings under working capital facilities, partly offset by a reduction in accounts payable and accrued liabilities of $1.3 million; and

  •
  an increase in the current portion of long-term debt of $0.6 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities decreased by $11.9 million to $12.3 million cash deficit for the six months ended June 30, 2002, from cash provided by operating activities of $24.2 million for the six months ended June 30, 2001. The decrease was primarily attributable to reduced earnings.

        Investing Activities.    Cash used in investing activities increased by $20.9 million to $76.9 million for the six months ended June 30, 2002, compared to $56.0 million for the six months ended June 30, 2001. The principal components of this increase were a $11.2 million increase in expenditure on acquisitions and investments during the current period from $38.0 million to $50.1 million.

        Financing Activities.    Cash provided by financing activities for the six months ended June 30, 2002 was $50.0 million as compared to cash provided by financing activities of $51.0 million for the six months ended June 30, 2001, a decrease of $1.0 million. In the six months ended June 30, 2002, OEH had proceeds from borrowings under long-term debt of $49.9 million as compared to proceeds of $75.6 million for the six months ended June 30, 2001. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

        Capital Commitments.    There were $18.5 million of capital commitments outstanding as of June 30, 2002.

Indebtedness

        At June 30, 2002, OEH had $425.0 million of long-term debt secured by assets ($381.0 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 4.21%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 44% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At June 30, 2002, OEH had the equivalent of $113.0 million of floating rate euro debt which had been swapped in to fixed rate euro debt that will convert back to floating rates in September 2002. At June 30, 2002, all other borrowings of OEH were in floating interest rates.

Liquidity

        OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At June 30, 2002, OEH had capital commitments of $18.5 million overall relating to a number of projects.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. In September 2000, OEH entered into an interest rate swap, which exchanged floating rate euro debt for fixed rate euro debt in respect of the equivalent of euro 117 million ($113.0 million at June 30, 2002). If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.3 million based on borrowings at June 30, 2002. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value. The fair value of the interest rate swap agreement at June 30, 2002 was a liability of $0.5 million.

        The market risk relating to foreign currencies and its effects have not changed materially during the first quarter of 2002 from those described in the Company's 2001 Form 10-K annual report.

RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1 to the Financial Statements.

ACCOUNTING POLICIES AND ESTIMATES

        During the six months ended June 30, 2002, there were no significant changes in accounting policies.

PART II

ITEM 1.    Legal Proceedings

        During the quarter ended June 30, 2002, there was no material development in the previously reported litigation involving alleged holders of publicly traded senior notes of Sea Containers Ltd. Other than this litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.    Submission Of Matters To A Vote Of Security Holders

        The Company convened and held an annual general meeting of shareholders on June 5, 2002. The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, James B. Hurlock, J. Robert Lovejoy, Daniel J. O'Sullivan, James B. Sherwood and Simon M.C. Sherwood as Directors of the Company effective immediately and Georg R. Rafael as a seventh Director effective October 1, 2002 and (ii) duly appointed Deloitte & Touche LLP as the Company's independent auditor. The number of votes on each matter was as follows:

  (i)
  Election of directors:

	For	Authority Withheld
J.D. Campbell	23,061,803	19,300
J.B. Hurlock	23,061,803	19,300
J.R. Lovejoy	23,067,543	13,560
D.J. O'Sullivan	23,061,803	19,300
G.R. Rafael	23,067,303	13,800
J.B. Sherwood	23,062,043	19,060
S.M.C. Sherwood	23,062,043	19,060
  (ii)
  Appointment of auditor: For 23,062,138, Against 12,580, and Abstain 6,385.

ITEM 5.    Other Information

        In August 2001, the Company registered with the Commission (Registration Statement No. 333-67268) a public secondary offering by Sea Containers Ltd. of up to 5,000,000 existing class A common shares of the Company. Sea Containers has advised the Company that, during the six months ended June 30, 2002, it sold 975,800 of the shares at market prices prevailing at the times of sale, realizing net proceeds of about $18,667,000, and that the sales were made in ordinary broker transactions at normal brokerage commissions through Salomon Smith Barney Inc. Sea Containers is bearing all costs and expenses of this offering, and the Company will receive none of the sale proceeds.

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

Dated: August 9, 2002

EXHIBIT INDEX

3.1
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

99.1
Certification under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), being filed with this report.

Exhibit 99.1

ORIENT-EXPRESS HOTELS LTD.

Certification

        The undersigned hereby certify that this Form 10-Q quarterly report of Orient-Express Hotels Ltd. for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the report.

/s/ J.B. SHERWOOD James B. Sherwood Chairman (Co-Chief Executive Officer)	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer

/s/ S.M.C. SHERWOOD Simon M.C. Sherwood President (Co-Chief Executive Officer)

Dated: August 9, 2002

QuickLinks

PART I
Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets
Statements of Consolidated Operations
Statements of Consolidated Operations
Statements of Consolidated Cash Flows
Statements of Consolidated Shareholders' Equity
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
EXHIBIT INDEX