Form 10-Q
period 2002-09-30
ORIENT EXPRESS HOTELS LTD
filed 2002-11-13
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organizaton)	98-0223493 (IRS Employer Identification No.)
41 Cedar Avenue, P.O. Box HM 1179, Hamilton HMEX, Bermuda (Address of principal executive offices)	(zip code)
441-295-2244 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (under Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of October 31, 2002, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 15,122,101 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I

Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets

	September 30, 2002 (unaudited)	December 31, 2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$56,355	$57,863
Accounts receivable, net of allowances of $495 and $514	56,682	45,420
Inventories	20,349	17,463

Total current assets	133,386	120,746
Property, plant and equipment, less accumulated depreciation of $98,577 and $81,741	721,653	602,763
Investments	79,466	79,430
Intangible assets	29,529	29,529
Other assets	3,179	3,783

	$967,213	$836,251

Liabilities and Shareholders' Equity
Working capital facilities	$19,318	$7,038
Accounts payable	16,994	19,526
Accrued liabilities	37,584	38,594
Deferred revenue	14,891	10,513
Current portion of long-term debt	38,038	55,695

Total current liabilities	126,825	131,366
Long-term debt	413,691	307,176
Deferred income taxes	5,750	3,875

	546,266	442,417

Minority interest	3,691	1,247

Preferred shares $0.01 par value (30,000,000 shares authorized)	—	—

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601 (2001—28,340,601)	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (2001—20,503,877)	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	224,698	203,581
Accumulated other comprehensive loss	(34,712)	(38,264)
Less: reduction due to class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	417,256	392,587

Commitments

	$967,213	$836,251

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)

	Three months ended September 30,
	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$80,602	$65,773
Earnings from unconsolidated companies	2,486	2,180

	83,088	67,953

Expenses:
Depreciation and amortization	5,105	4,217
Operating	38,942	31,368
Selling, general and administrative	23,250	18,843

Total expenses	67,297	54,428

Earnings from operations before net finance costs	15,791	13,525
Interest expense, net	(5,349)	(4,898)
Interest and related income	34	—

Net finance costs	(5,315)	(4,898)

Earnings before income taxes	10,476	8,627
Provision for income taxes	1,363	1,126

Net earnings	$9,113	$7,501

Net earnings per class A and class B common share:
Basic and diluted	$0.30	$0.24

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)

	Nine months ended September 30,
	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$209,016	195,746
Earnings from unconsolidated companies	6,836	6,815

	215,852	202,561

Expenses:
Depreciation and amortization	14,355	12,241
Operating	100,263	91,700
Selling, general and administrative	62,207	53,665

Total expenses	176,825	157,606

Earnings from operations before net finance costs	39,027	44,955
Interest expense, net	(15,197)	(15,020)
Interest and related income	515	377

Net finance costs	(14,682)	(14,643)

Earnings before income taxes	24,345	30,312
Provision for income taxes	3,228	3,504

Net earnings	$21,117	$26,808

Net earnings per class A and class B common share:
Basic and diluted	$0.69	$0.87

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)

	Nine months ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$21,117	$26,808

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,355	12,241
Undistributed earnings of affiliates and other non-cash items	1,050	(2,750)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
(Increase)/decrease in accounts receivable	(2,680)	2,188
Increase in inventories	(1,200)	(1,614)
(Decrease)/increase in accounts payable	(1,137)	5,509

Total adjustments	10,388	15,574

Net cash provided by operating activities	31,505	42,382

Cash flows from investing activities:
Capital expenditures	(45,006)	(25,881)
Acquisitions and investments, net of cash acquired	(61,690)	(39,303)
Proceeds from sale of fixed assets and other	—	394

Net cash used in investing activities	(106,696)	(64,790)

Cash flows from financing activities:
Working capital facilities and redrawable loans drawn/(repaid)	11,400	(2,127)
Issuance of long-term debt	86,165	98,151
Principal payments under long-term debt	(24,642)	(33,031)
Purchase and cancellation of common shares	—	(497)

Net cash provided by financing activities	72,923	62,496

Total cash flows	(2,268)	40,088
Effect of exchange rate changes on cash and cash equivalents	760	(643)

Net increase in cash and cash equivalents	(1,508)	39,445
Cash and cash equivalents at beginning of period	57,863	15,889

Cash and cash equivalents at end of period	$56,355	$55,334

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
	(Dollars in thousands)
Balance, January 1, 2002	$283	$205	$226,963	$203,581	$(38,264)	$(181)
Comprehensive income:
Net earnings on common shares for the period				21,117			$21,117
Other comprehensive income					3,552		3,552

							$24,669

Balance, September 30, 2002	$283	$205	$226,963	$224,698	$(34,712)	$(181)

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

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2002 and 2001, which are all of a normal recurring nature, have been reflected in the information provided.

(b)  Net earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Nine months ended September 30,
	2002	2001
Basic	30,800	30,899
Effect of dilution	—	8

Diluted	30,800	30,907

        For the nine months ended September 30, 2002, the anti-dilutive effect of stock options on 62,299 class A common shares was excluded from the computation of diluted earnings per share.

	Three months ended September 30,
	2002	2001
Basic	30,800	30,898
Effect of dilution	—	11

Diluted	30,800	30,909

        For the three months ended September 30, 2002, the anti-dilutive effect of stock options on 182,750 class A common shares was excluded from the computation of diluted earnings per share.

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

        Components of intangible assets are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$2,144	$2,144
Other intangibles with indefinite lives	27,385	27,385

Total net intangibles	$29,529	$29,529

        Other intangibles consist primarily of trademarks associated with acquired businesses.

        The following proforma information reconciles the net earnings and earnings per share reported for the three months and nine months ended September 30, 2001 to adjusted net earnings and earnings per share which reflect the adoption of SFAS No. 142 (dollars in thousands, except per share amounts):

	Period ended September 30, 2001
	Three months	Nine months
Reported net earnings on common shares	$7,501	$26,808
Add: Amortization of goodwill and other intangible assets with indefinite lives, net of tax	224	671

Adjusted net earnings	$7,725	$24,479

Reported basic and diluted earnings per share	$0.24	$0.87
Add: Amortization of goodwill and other intangible assets with indefinite lives, net of tax, per share — basic and diluted	0.01	0.02

Adjusted basic and diluted earnings per share	$0.25	$0.89

(d)  Derivative financial instruments

        As reported in Note 1(t) to the financial statements in the Form 10-K annual report for the year ended December 31, 2001, the Company adopted with effect on January 1, 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income/(loss) as of January 1, 2001. For the nine months ended September 30, 2002 and 2001, the change in the fair market value of derivative instruments resulted in a credit of $1,756,000 and a charge of $617,000 to other comprehensive income/(loss), respectively.

        The components of comprehensive income/(loss) are as follows (dollars in thousands):

	Nine months ended September 30,
	2002	2001
Net earnings on common shares	$21,117	$26,808
Other comprehensive income/(loss):
Foreign currency translation adjustments	1,796	(7,596)
Cumulative effect of change in accounting principle (SFAS 133) on other comprehensive income	—	(1,333)
Changes in fair value of derivatives	1,756	(617)

Comprehensive income	$24,669	$17,262

2.    Acquisitions and investments

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat'Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 payable in March 2003 which is recorded in other liabilities at September 30, 2002.

        These acquisitions have been accounted for as a purchase in accordance with SFAS No. 141, Business Combinations. The results of these operations have been included in the consolidated financial results of OEH from the date of acquisition. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

3.    Property, plant and equipment

        The major classes of real estate and other fixed assets are as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
Freehold and leased land and buildings	$604,966	$491,920
Machinery and equipment	119,846	108,385
Fixtures, fittings and office equipment	79,189	68,013
River cruiseship	16,229	16,186

	820,230	684,504
Less: accumulated depreciation	98,577	81,741

	$721,653	$602,763

        At September 30, 2002, the balance under capital lease for land and buildings was $9,185,000 (December 31, 2001—$8,574,000), for machinery and equipment $1,904,000 (December 31, 2001—$1,675,000), and for fixtures and fittings $926,000 (December 31, 2001—$716,000). Accumulated depreciation related to assets under capital lease at September 30, 2002 was $896,000 (December 31, 2001—$520,000).

4.    Long-term debt

        Long-term debt consists of the following (dollars in thousands):

	September 30, 2002	December 31, 2001
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.33 and 4.72 percent, respectively, primarily based on LIBOR	$433,327	$343,536
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 3.50 and 3.57 percent, respectively, based on LIBOR	4,000	5,000
Obligations under capital lease	14,402	14,335

	451,729	362,871
Less: current portion	38,038	55,695

	$413,691	$307,176

        Certain credit agreements of OEH have restrictive covenants. At September 30, 2002, OEH was in compliance with these covenants.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital leases, at September 30, 2002 (dollars in thousands):

Year ending December 31,
2003	$10,732
2004	48,023
2005	49,901
2006	133,370
2007 and thereafter	171,665

$413,691

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

5.    Income taxes

        Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consists of the following (dollars in thousands):

	Nine months ended September 30, 2002
	Current	Deferred	Total
United States	$788	$386	$1,174
Other foreign	1,816	238	2,054

	$2,604	$624	$3,228

	Nine months ended September 30, 2001
	Current	Deferred	Total
United States	$1,501	$460	$1,961
Other foreign	2,382	(839)	1,543

	$3,883	$(379)	$3,504

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	September 30, 2002	December 31, 2001
Gross deferred tax assets	$55,187	$55,351
Less: Valuation allowance	(35,473)	(35,128)

Net deferred tax assets	19,714	20,223
Deferred tax liabilities	(25,464)	(24,098)

Net deferred tax liabilities	$(5,750)	$(3,875)

        The deferred tax assets consist primarily of operating loss carryforwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.    Supplemental cash flow information
        (dollars in thousands)

	Nine months ended September 30,
	2002	2001
Cash paid for:
Interest	$15,236	$15,330
Income taxes	$3,640	$5,425

        In conjunction with the acquisition of Bora Bora Lagoon Resort in April 2001 and the acquisitions in 2002 (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows:

        Non-cash investing and financing activities:

Fair value of assets acquired	$59,264	$22,352
Cash paid	(47,500)	(19,600)

Liabilities assumed	$11,764	$2,752

7.    Shareholders' equity

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

8.    Commitments

        Outstanding contracts to purchase fixed assets were approximately $14,400,000 at September 30, 2002 (December 31, 2001—$6,100,000).

9.    Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2001 Form 10-K annual report, OEH has two business segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Nine months ended September 30,
	2002	2001
Revenue:
Hotels and restaurants	$179,046	$167,098
Tourist trains and cruises	29,970	28,648

	$209,016	$195,746

Earnings from unconsolidated companies:
Hotels and restaurants	$4,872	$4,473
Tourist trains and cruises	1 964	2,342

	$6,836	$6,815

Depreciation and amortization:
Hotels and restaurants	$12,513	$10,477
Tourist trains and cruises	1,842	1,764

	$14,355	$12,241

Earnings from operations before net finance costs:
Hotels and restaurants	$43,423	$48,169
Tourist trains and cruises	3,661	4,141

	47,084	52,310
Central selling, general and administrative costs	(8,057)	(7,355)

	39,027	44,955
Net finance costs	(14,682)	(14,643)

Earnings before income taxes	24,345	30,312
Provision for income taxes	3,228	3,504

Net earnings	$21,117	$26,808

Capital expenditure:
Hotels and restaurants	$43,771	$24,381
Tourist trains and cruises	1,235	1,500

	$45,006	$25,881

	September 30, 2002	December 30, 2001
Identifiable assets:
Hotels and restaurants	$863,321	$746,571
Tourist trains and cruises	103,892	89,680

	$967,213	$836,251

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Nine months ended September 30,
	2002	2001
Revenue:
Europe	$107,759	$92,736
North America	57,862	59,651
Rest of the world	43,395	43,359

	$209,016	$195,746

	September 30, 2002	December 31, 2001
Long-lived assets at book value:
Europe	$319,233	$249,864
North America	269,637	212,857
Rest of the world	241,778	249,001

	$830,648	$711,722

10.  Related party transactions

        For the nine months ended September 30, 2002, OEH paid subsidiaries of SCL $4,547,000 (2001—$4,254,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        SCL has guaranteed an aggregate principal amount of $134,985,000 of bank loans to OEH outstanding at September 30, 2002 (December 31, 2001—$171,401,000), including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has a minority shareholder interest. Of these loans, $35,339,000 contain cross-default clauses to SCL indebtedness that OEH is in the process of removing from the OEH loan agreements.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

        OEH's operating results for the three months ended September 30, 2002 and September 30, 2001, expressed as a percentage of revenue, were as follows:

	Three months ended September 30,
	2002	2001
	%	%
Revenue:
Hotels and restaurants	84	83
Tourist trains and cruises	16	17

	100	100
Expenses:
Depreciation and amortization	6	6
Operating	47	46
Selling, general and administrative	28	28
Net finance costs	6	7

Earnings before income taxes	13	13
Provision of income taxes	2	2

Net earnings as a percentage of total revenue	11	11

        The revenues and earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended September 30, 2002 and September 30, 2001 are analyzed as follows (dollars in millions):

	Three months ended September 30,
	2002	2001
Revenue:
Owned Hotels:
Europe	$39.6	$31.0
North America	12.2	9.5
Rest of the world	13.0	11.6
Hotel management interests and part ownership	2.8	2.2
Restaurants	2.2	2.0
Tourist trains and cruises	13.3	11.7

Total	$83.1	$68.0

EBITDA:
Owned Hotels:
Europe	$16.6	$14.3
North America	(0.3)	(0.5)
Rest of the world	2.8	2.6
Hotel management interests and part ownership	2.8	2.2
Restaurants	(0.7)	(0.3)
Tourist trains and cruises	2.5	2.2
Central overheads	(2.8)	(2.8)

Total EBITDA	$20.9	$17.7

        Operating information for OEH's owned hotels for the three months ended September 30, 2002 and September 30, 2001 is as follows:

	Three months ended September 30,
	2002	2001
Average Daily Rate (in dollars)
Europe	455	403
North America	249	239
Rest of the world	191	186
Worldwide	321	296
Rooms Sold (in thousands)
Europe	54	52
North America	28	25
Rest of the world	41	37

Worldwide	123	114
RevPAR (in dollars)
Europe	336	323
North America	147	137
Rest of the world	95	91
Worldwide	194	183
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	334	323	3%	-3%
North America	148	137	8%	8%
Rest of the world	97	91	6%	8%
Worldwide	192	183	5%	1%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

        OEH's operating results for the nine months ended September 30, 2002 and September 30, 2001, expressed as a percentage of revenue, were as follows:

	Nine months ended September 30,
	2002	2001
	%	%
Revenue:
Hotels and restaurants	85	85
Tourist trains and cruises	15	15

	100	100
Expenses:
Depreciation and amortization	7	6
Operating	46	45
Selling, general and administrative	29	26
Net finance costs	7	8

Earnings before income taxes	11	15
Provision of income taxes	1	2

Net earnings as a percentage of total revenue	10	13

        The revenues and EBITDA of OEH's operations for the nine months ended September 30, 2002 and September 30, 2001 are analyzed as follows (dollars in millions):

	Nine months ended September 30,
	2002	2001
Revenue:
Owned Hotels:
Europe	$81.0	$67.8
North America	42.9	45.1
Rest of the world	39.4	38.8
Hotel management interests and part ownership	8.9	8.1
Restaurants	11.7	11.8
Tourist trains and cruises	32.0	31.0

Total	$215.9	$202.6

EBITDA:
Owned Hotels:
Europe	$27.4	$25.9
North America	8.8	11.6
Rest of the world	9.2	11.0
Hotel management interests and part ownership	8.9	8.1
Restaurants	1.6	2.1
Tourist trains and cruises	5.5	5.9
Central overheads	(8.0)	(7.4)

Total EBITDA	$53.4	$57.2

        Operating information for OEH's owned hotels for the nine months ended September 30, 2002 and September 30, 2001 is as follows:

	Nine months ended September 30
	2002	2001
Average Daily Rate (in dollars)
Europe	380	353
North America	310	317
Rest of the world	182	194
Worldwide	289	287
Rooms Sold (in thousands)
Europe	128	125
North America	88	92
Rest of the world	129	120

Worldwide	345	337
RevPAR (in dollars)
Europe	259	263
North America	204	219
Rest of the world	93	104
Worldwide	174	184
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	253	261	-3%	-6%
North America	207	221	-6%	-6%
Rest of the world	92	99	-7%	-2%
Worldwide	173	181	-4%	-5%

        Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $15.1 million, or 22%, from $68.0 million in the three months ended September 30, 2001 to $83.1 million in the three months ended September 30, 2002. Hotels and restaurants revenue increased by $13.5 million, or 24%, from $56.3 million in the three months ended September 30, 2001 to $69.8 million in the three months ended September 30, 2002, and tourist trains and cruises increased by $1.6 million, or 14%, from $11.7 million for the three months ended September 30, 2001 to $13.3 million for the three months ended September 30, 2002.

        The revenue increase for hotels and restaurants was due to an increase at OEH's owned hotels of $12.7 million, or 24%, from $52.0 million in the three months ended September 30, 2001 to $64.7 million in the three months ended September 30, 2002. Excluding the effect of acquisitions, the revenue increased by $3.8 million, or 7%, from $52.0 million in the three months ended September 30, 2001 to $55.8 million in the three months ended September 30, 2002. The revenue increase at the hotels was mainly due to the recovery in 2002 from the major effect on business of the September 11, 2001 terrorist incidents and their adverse impact on the results for the three months ended September 30, 2001. Overall on a comparable basis, OEH's RevPAR at its owned hotels increased by 5% in U.S. dollars in the three months ended September 30, 2002. This is a substantial improvement over the 17% decline experienced in the three months ended December 31, 2001, 12% decline in the three months ended March 31, 2002, and 8% decline in the three months ended June 30, 2002. Notwithstanding this encouraging trend RevPAR levels, on a same store basis, were 3% lower in the three months ended September 30, 2002 compared to the three months ended September 30, 2000, indicating that levels of business have not returned to pre-2001 levels due to the lingering terrorist threat and weakness in the global economy. The revenue increase for hotel management and part-ownership interests was $0.6 million, or 28%, from $2.2 million in the three months ended September 30, 2001 to $2.8 million in the three months ended September 30, 2002 which was mainly due to Charleston Place Hotel. The revenue at OEH's restaurants increased by $0.2 million, or 10%, from $2.0 million in the three months ended September 30, 2001 to $2.2 million in the three months ended September 30, 2002. The EBITDA of the restaurants declined from a loss of $0.3 million in the three months ended September 30, 2001 to a loss of $0.7 million in the three months ended September 30, 2002 which was primarily due to losses of the Petit Blanc restaurants in which OEH acquired a 50% interest earlier in the year with the acquisition of La Residencia and Le Manoir aux Quat'Saisons. This activity is currently being reorganized.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $8.6 million, or 28%, from $31.0 million for the three months ended September 30, 2001 to $39.6 million for the three months ended September 30, 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England during the first quarter of 2002 accounted for $7.1 million of this increase. Excluding the effect of these acquisitions, revenue increased by $1.5 million. RevPAR on a comparable basis decreased by 3% in local currencies in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. However, this was more than offset by the effect of a stronger Euro which resulted in RevPAR on a comparable basis in U.S. dollars increasing by 3%.

        North America.    Revenue increased by $2.7 million, or 28%, from $9.5 million in the three months ended September 30, 2001 to $12.2 million in the three months ended September 30, 2002. The acquisition of a 75% interest in Maroma Resort and Spa in Mexico near Cancun in March 2002 accounted for $0.8 million. RevPAR on a comparable basis for the North American region improved by 8% in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

        Rest of the World.    Revenue increased by $1.4 million, or 12%, from $11.6 million in the three months ended September 30, 2001 to $13.0 million in the three months ended September 30, 2002. The Miraflores Park Hotel, which was accounted for as an acquisition at the end of 2001, made up $1.0 million of the increase in the three months ended September 30, 2002. Excluding the effect of this acquisition, revenue increased by $0.4 million. The RevPAR on a comparable basis for the rest of the world region increased by 8% in local currencies in the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Depreciation and Amortization

        Depreciation and amortization increased by $0.9 million, or 21%, from $4.2 million in the three months ended September 30, 2001 to $5.1 million in the three months ended September 30, 2002, primarily due to acquisitions.

Operating Expenses

        Operating expenses increased by $7.5 million, or 24%, from $31.4 million in the three months ended September 30, 2001 to $38.9 million in the three months ended September 30, 2002. Excluding the effect of acquisitions, operating expenses increased by $3.6 million.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $4.5 million, or 23%, from $18.8 million in the three months ended September 30, 2001 to $23.3 million in the three months ended September 30, 2002. Excluding the effect of acquisitions, selling, general and administrative expenses were $2.3 million higher than 2001.

Earnings from Operations

        Earnings from operations increased by $2.3 million, or 17%, from $13.5 million in the three months ended September 30, 2001 to $15.8 million in the three months ended September 30, 2002. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs increased by $0.4 million, or 9%, from $4.9 million in the three months ended September 30, 2001 to $5.3 million in the three months ended September 30, 2002 primarily due to lower interest rates, notwithstanding the increases in debt relating to capital expenditures and acquisitions financed in 2001 and 2002.

Taxes on Income

        The provision for income taxes increased by $0.2 million, or 21%, from $1.2 million in the three months ended September 30, 2001 to $1.4 million in the three months ended September 30, 2002. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.

Net Earnings

        Net earnings increased by $1.6 million, or 21%, from $7.5 million in the three months ended September 30, 2001 to $9.1 million in the three months ended September 30, 2002. Net earnings represent earnings from operations less net finance costs and provision for income taxes.

        Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $13.3 million, or 7%, from $202.6 million in the nine months ended September 30, 2001 to $215.9 million in the nine months ended September 30, 2002. Hotels and restaurants revenue increased by $12.3 million, or 7%, from $171.6 million in the nine months ended September 30, 2001 to $183.9 million in the nine months ended September 30, 2002. Tourist trains and cruises revenue increased by $0.9 million, or 3%, from $31.0 million for the nine months ended September 30, 2001 to $31.9 million for the nine months ended September 30, 2002.

        The revenue increase for hotels and restaurants was due to an increase at OEH's owned hotels of $11.6 million, or 8%, from $151.7 million in the nine months ended September 30, 2001 to $163.3 million in the nine months ended September 30, 2002. Excluding the effect of acquisitions, the revenue decreased by $8.5 million, or 6%, from $151.7 million in the nine months ended September 30, 2001 to $143.2 million in the nine months ended September 30, 2002. The revenue decrease at the hotels was mainly due to the lingering effect on travel and tourism following September 11, 2001 and the impact of the weakened world economy. Overall on a comparable basis, OEH's RevPAR at its owned hotels declined by 4% in U.S. dollars in the nine months ended September 30, 2002. The revenue increase for hotel management interests was $0.8 million, or 10%, from $8.1 million in the nine months ended September 30, 2001 to $8.9 million in the nine months ended September 30, 2002. The revenue decrease at OEH's restaurants was $0.1 million, or 1%, from $11.8 million in the nine months ended September 30, 2001 to $11.7 million in the nine months ended September 30, 2002.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $13.2 million, or 19%, from $67.8 million for the nine months ended September 30, 2001 to $81.0 million for the nine months ended September 30, 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England during the first quarter of 2002 accounted for $15.4 million of revenue. Excluding the effect of these acquisitions, revenue declined by $2.2 million. RevPAR on a comparable basis decreased by 6% in local currencies in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

        North America.    Revenue decreased by $2.2 million, or 5%, from $45.1 million in the nine months ended September 30, 2001 to $42.9 million in the nine months ended September 30, 2002. The acquisition of Maroma Resort and Spa in Mexico in the second quarter of 2002 accounted for $1.7 million of revenue. Excluding the effect of this acquisition, revenue decreased by $3.9 million. RevPAR on a comparable basis for the North American region declined by 6% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

        Rest of the World.    Revenue increased by $0.6 million, or 1%, from $38.8 million in the nine months ended September 30, 2001 to $39.4 million in the nine months ended September 30, 2002. The acquisition of the Miraflores Park Hotel accounted for $2.9 million of the revenue increase in the nine months ended September 30, 2002. Excluding the effect of this acquisition, revenue decreased by $2.3 million. The RevPAR on a comparable basis for the rest of the world region decreased by 2% in local currencies in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

Depreciation and Amortization

        Depreciation and amortization increased by $2.1 million, or 17%, from $12.2 million in the nine months ended September 30, 2001 to $14.3 million in the nine months ended September 30, 2002, primarily due to the effect of acquisitions.

Operating Expenses

        Operating expenses increased by $8.6 million, or 9%, from $91.7 million in the nine months ended September 30, 2001 to $100.3 million in the nine months ended September 30, 2002. Excluding the effect of acquisitions, operating expenses reduced by $1.0 million.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $8.5 million, or 16%, from $53.7 million in the nine months ended September 30, 2001 to $62.2 million in the nine months ended September 30, 2002. Excluding the effect of acquisitions, selling, general and administrative expenses increased by $2.1 million.

Earnings from Operations

        Earnings from operations decreased by $5.9 million, or 13%, from $44.9 million in the nine months ended September 30, 2001 to $39.0 million in the nine months ended September 30, 2002.

Net Finance Costs

        Net finance costs remained at $14.7 million in the nine months ended September 30, 2002 and the nine months ended September 30, 2001. The group has benefited from the effect of lower interest rates, which has been offset by the increases in debt relating to capital expenditures and acquisitions financed in 2001 and 2002.

Taxes on Income

        The provision for income taxes decreased by $0.3 million, or 8%, from $3.5 million in the nine months ended September 30, 2001 to $3.2 million in the nine months ended September 30, 2002. The decrease was mainly due to the reduced profitability of some of OEH's taxpaying subsidiaries.

Net Earnings

        Net earnings decreased by $5.7 million, or 21%, from $26.8 million in the nine months ended September 30, 2001 to $21.1 million in the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        OEH had cash and cash equivalents of $56.4 million at September 30, 2002, $1.5 million less than the $57.9 million at December 31, 2001. At September 30, 2002 and December 31, 2001, the undrawn amounts available to OEH under its short-term lines of credit were $25.6 million and $30.9 million, respectively. Its total cash and availability at September 30, 2002 was $82.0 million including the undrawn short term lines.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $6.6 million at September 30, 2002, an increase in the working capital of $17.2 million from a deficit of $10.6 million at December 31, 2001. The overall increase in working capital was comprised of the following:

  •
  an increase in current assets of $12.6 million, of which $11.2 million was due to an increase in accounts receivable and $2.9 million in inventories, both mainly due to the impact of acquisitions, partly offset by a reduction in cash of $1.5 million;
  •
  an increase in current liabilities of $13.1 million, of which $4.4 million was due to increased deferred revenue and $12.3 million due to increased drawings under working capital facilities, partly offset by a reduction in accounts payable and accrued liabilities of $3.6 million; and
  •
  a decrease in the current portion of long-term debt of $17.7 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities decreased by $10.9 million to a $31.5 million for the nine months ended September 30, 2002, from cash provided by operating activities of $42.4 million for the nine months ended September 30, 2001. Of the decrease, $5.7 million was attributable to reduced earnings.

        Investing Activities.    Cash used in investing activities increased by $41.9 million to $106.7 million for the nine months ended September 30, 2002, compared to $64.8 million for the nine months ended September 30, 2001. The principal component of this increase was a $22.4 million increase in expenditure on acquisitions and investments during the current period from $39.3 million to $61.7 million.

        Financing Activities.    Cash provided by financing activities for the nine months ended September 30, 2002 was $72.9 million compared to cash provided by financing activities of $62.5 million for the nine months ended September 30, 2001, an increase of $10.4 million. In the nine months ended September 30, 2002, OEH had proceeds from borrowings under long-term debt of $86.2 million compared to proceeds of $98.2 million for the nine months ended September 30, 2001. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

        Capital Commitments.    There were $14.4 million of capital commitments outstanding as of September 30, 2002.

Indebtedness

        At September 30, 2002, OEH had $451.7 million of long-term debt secured by assets ($395.4 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 4.33%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 40% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At September 30, 2002, OEH had all its borrowings in floating rates.

Liquidity

        OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At September 30, 2002, OEH had capital commitments of $14.4 million overall relating to a number of projects.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by ten percent, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.9 million based on borrowings at September 30, 2002. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the third quarter of 2002 from those described in the Company's 2001 Form 10-K annual report.

RECENT ACCOUNTING PRONOUNCEMENTS

        For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1 to the Financial Statements.

ACCOUNTING POLICIES AND ESTIMATES

        During the nine months ended September 30, 2002, there were no significant changes in accounting policies.

CONTROLS AND PROCEDURES

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and found no material deficiencies or weaknesses. There were no significant changes in the Company's internal controls or in other factors that could affect those controls subsequent to the evaluation date.

PART II

ITEM 1.    Legal Proceedings

        As previously reported, the Company had been named defendant in a lawsuit in New York State Supreme Court, New York County by investors alleging to be holders of publicly traded senior notes of Sea Containers Ltd. and claiming, inter alia, certain defaults under the indentures governing those notes have occurred or would occur because of a possible spinoff distribution of the Company's shares by Sea Containers. The suit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. The plaintiffs filed notices of intention to appeal the dismissal with the Appellate Division, First Department of the New York court on August 2, 2001, and filed their initial brief in the appeal on May 1, 2002. Sea Containers filed its brief on October 2, 2002, and the plaintiffs filed their reply brief on October 11, 2002. The decision of the Appellate Division is now awaited. The Company understands that Sea Containers continues to believe the allegations of the plaintiffs are without merit. Sea Containers is indemnifying OEH with respect to possible losses arising from this lawsuit.

        Other than the foregoing litigation, the Company is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 5.    Other Information

        In August 2001, the Company registered with the Commission (Registration Statement No. 333-67268) a public secondary offering by Sea Containers Ltd. of up to 5,000,000 existing class A common shares of the Company. Sea Containers has advised the Company that, during the nine months ended September 30, 2002, it sold 1,483,100 of the shares at market prices prevailing at the times of sale, realizing net proceeds of about $25,739,000, and that the sales were made in ordinary broker transactions at normal brokerage commissions through Salomon Smith Barney Inc. Sea Containers is bearing all costs and expenses of this offering, and the Company will receive none of the sale proceeds.

        On November 12, 2002, the Company issued a news-release announcing its consolidated earnings for the three months and nine months ended September 30, 2002 covered by this Form 10-Q report, that contained the statement, "Management's current view is that EBITDA for 2002 will be ahead of 2001 although net earnings are now unlikely to surpass those of 2001."

        On November 13, 2002, Sea Containers announced that, given its circumstances, it no longer intended to proceed with a previously proposed spinoff of Company shares to Sea Containers' shareholders, and that it planned to sell additional Company shares to reduce Sea Containers' equity interest in OEH to slightly less than 50% in order to deconsolidate OEH from Sea Containers' balance sheet and to sell more Company shares when market conditions improve.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits.    The index to exhibits appears below, on the page immediately following the Sarbanes-Oxley Act Section 302 Certifications.

(b)
Reports on Form 8-K.    On August 6, 2002, the Company filed a Form 8-K current report relating to a change in control of the Company on July 22, 2002 described in Note 7 to the financial statements included in this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD
By:	/s/ J.G. STRUTHERS J.G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

        Dated: November 13, 2002

ORIENT-EXPRESS HOTELS LTD.
Sarbanes-Oxley Act Section 302 Certification

        I, James B. Sherwood, Chairman of Orient-Express Hotels Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ J.B. SHERWOOD
James B. Sherwood Chairman (Co-Chief Executive Officer)

ORIENT-EXPRESS HOTELS LTD.
Sarbanes-Oxley Act Section 302 Certification

        I, Simon M.C. Sherwood, President of Orient-Express Hotels Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ S.M.C. SHERWOOD
Simon M.C. Sherwood President (Co-Chief Executive Officer)

ORIENT-EXPRESS HOTELS LTD.
Sarbanes-Oxley Act Section 302 Certification

        I, James G. Struthers, Vice President—Finance and Chief Financial Officer of Orient-Express Hotels Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended September 30, 2002;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002
/s/ J.G. STRUTHERS
James G. Struthers Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.
3.2	Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.
99.1	Certification under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), being filed with this report.

QuickLinks

PART I
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II
SIGNATURES
EXHIBIT INDEX