Form 10-K
period 2002-12-31
ORIENT EXPRESS HOTELS LTD
filed 2003-03-31
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See Preliminary Notes on page 2.)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        As of March 14, 2003, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding (including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. (see Note 10(e) to the Financial Statements (Item 8)) and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.).

        The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed according to the closing price on June 28, 2002 (the last business day of the registrant's second fiscal quarter in 2002) was approximately $281,000,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ORIENT-EXPRESS HOTELS LTD.

Hotels and Restaurants

1. Hotel Cipriani & Palazzo Vendramin ~ Venice, Italy
2. Hotel Splendido & Splendido Mare ~ Portofino, Italy
3. Villa San Michele ~ Florence, Italy
4. Hotel Caruso ~ Ravello, Italy
5. La Residencia ~ Deià, Spain
6. Hôtel de la Cité ~ Carcassonne, France
7. Lapa Palace ~ Lisbon, Portugal
8. Hotel Quinta do Lago ~ Algarve, Portugal
9. Reid's Palace ~ Madeira, Portugal
10. Harry's Bar ~ London, UK
11. Le Manoir aux Quat'Saisons ~ Oxfordshire, UK
12. Le Petit Blanc Restaurants ~ UK
13. '21' Club ~ New York, NY, USA
14. The Inn at Perry Cabin ~ St Michaels, MD, USA
15. Keswick Hall ~ Charlottesville, VA, USA
16. Charleston Place ~ Charleston, SC, USA
17. Windsor Court Hotel ~ New Orleans, LA, USA
18. Maroma Resort and Spa ~ Riviera Maya, Mexico
19. La Samanna ~ St. Martin, French West Indies
20. Miraflores Park Hotel ~ Lima, Peru
21. Hotel Monasterio ~ Cuzco, Peru
22. Machu Picchu Sanctuary Lodge ~ Machu Picchu, Peru
23. Copacabana Palace ~ Rio de Janeiro, Brazil
24. La Cabaña ~ Buenos Aires, Argentina
25. Mount Nelson Hotel ~ Cape Town, South Africa
26. The Westcliff ~ Johannesburg, South Africa
27. Orient-Express Safaris ~ Botswana
28. Lilianfels Blue Mountains ~ Katoomba, NSW, Australia
29. The Observatory Hotel ~ Sydney, Australia
30. Bora Bora Lagoon Resort ~ Tahiti, French Polynesia

Trains and Cruiseship

31. Venice Simplon-Orient-Express ~ Europe
32. British Pullman ~ UK
33. Northern Belle ~ UK
34. Road to Mandalay ~ Myanmar
35. Eastern & Oriental Express ~ South East Asia
36. Great South Pacific Express ~ Australia
37. PeruRail ~ Peru

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

        These reports and amendments to them are available free of charge on the internet website of Orient-Express Hotels Ltd. as soon as reasonably practicable after they are filed electronically with the SEC. The internet website address is http://www.orient-express.com.

        Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of Orient-Express Hotels Ltd. are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers, directors and significant shareholders are exempt from Section 16 of the 1934 Act.

        Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below. Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business

        Orient-Express Hotels Ltd. (the "Company" and, together with its subsidiaries, "OEH") is a hotel and leisure group focused on the luxury end of the leisure market. It currently owns and/or operates 30 highly individual deluxe hotels worldwide, four restaurants (one of which is a local group of four outlets), six tourist trains and a river cruiseship. OEH acquires only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveler.

        The locations of OEH's various properties are shown in the map above, numbering 37 because the Hotel Cipriani and Palazzo Vendramin are both in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana. These seven properties bring the total to 41.

        Hotels and restaurants represent the largest segment of OEH's business, contributing 84% of revenue in 2002. Tourist trains and cruises accounted for the remaining 16%. OEH's worldwide portfolio of hotels currently consists of 2,942 individual guest rooms and multiple-room suites, each known as a "key". Those owned in 2002 achieved an average daily room rate ("ADR") of $286 and a revenue per available room ("REVPAR") of $168. Approximately two-thirds of OEH's customers are leisure travelers, with approximately 51% of guests in 2002 originating from the United States, 34% from Europe and the remaining 15% from elsewhere in the world.

        Revenue, operating earnings and identifiable assets of OEH in 2000, 2001 and 2002 for its business segments and geographic areas are presented in Note 14 to the Financial Statements (Item 8 below).

        At the present time, Sea Containers Ltd. owns a 47% equity interest in OEH. See "OEH's Relationship with Sea Containers Ltd." below.

Owned Hotels—Europe

  Italy

        The Hotel Cipriani and Palazzo Vendramin—103 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island opposite the Piazza San Marco. Most of the rooms have views over the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court and a private boat service to the Piazza San Marco. OEH has added rooms to these properties over the years often by combining smaller rooms into suites. OEH acquired in 2000 a building adjacent to the hotel, which provides banquet and meeting rooms and frees up space in the main hotel to add seven keys, one of which (a large deluxe suite) was completed in 2002.

        The Hotel Splendido and Splendido Mare—82 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court. There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus links the two parts of the resort. OEH acquired the Splendido Mare during 2001, having previously operated it under a long-term lease.

        The Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley. OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool. A shuttle bus service is provided into Florence. The property occupies ten acres, OEH added eight new keys in 2002 and has plans to add a further two keys.

        These Italian properties are seasonal and close for varying periods during the winter.

        OEH is redeveloping the Hotel Caruso in Ravello on three hill-top acres overlooking the Amalfi coast near Naples. Parts of the property date back to the 11th century. OEH has received business grants from the European Union to help with this redevelopment. With ongoing delays in obtaining local government planning permits, however, management does not expect to re-open the hotel until 2004.

  Portugal

        Reid's Palace Hotel—164 keys—is the most famous hotel on the island of Madeira and has been substantially refurbished by OEH in recent years. This resort is situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has four restaurants and conference facilities. Leisure and sports amenities include two swimming pools, a third tide-filled pool, tennis courts, ocean water sports and access to two championship golf courses. It is particularly well known in the British and German leisure markets and has year round appeal, serving both winter escapes to the sun and regular summer holidays. OEH is working on plans to build a new spa and conference center at the hotel.

        The Hotel Quinta do Lago—141 keys—is located near Faro in the Algarve region, an area well known as a premier European golf destination and also popular for more traditional summer holidays because the Rio Formosa National Park and Atlantic Ocean beaches are within walking distance. Opened in 1988, the hotel occupies eight acres and features ocean views, two restaurants, a health club, indoor and outdoor swimming pools, tennis courts and extensive gardens as well as access to nearby championship golf courses. OEH is planning to add a 20-key extension to the property.

        The Lapa Palace Hotel—109 keys—is in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The main part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family. It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking. The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres. Fifteen new keys were recently added. OEH owns an adjoining parcel of land suitable for further development and has applied for planning permission to add 50 more keys.

  Elsewhere in Europe

        Hôtel de la Cité—61 keys—is located in Carcassonne, France about an hour's drive from Toulouse. This beautiful walled medieval town is a popular tourist destination. The hotel is situated on the square of Basilica Saint-Nazaire, the town's main architectural attraction, and incorporates one of the 50 watch towers in Carcassonne's ancient fortifications. Opened in 1909, it features two restaurants, gardens, a swimming pool and a nearby conference center, altogether occupying two acres. OEH recently completed extensive refurbishment work to upgrade the property and reposition it in the higher end of the hotel market. During 2002, one of the restaurants was awarded one star for fine dining by the influential Michelin Guide. The hotel also owns and operates for guests on day excursions a canal barge on the Canal du Midi.

        In February 2002, OEH acquired La Residencia—62 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean. Mallorca is a popular European tourist destination throughout the year. The core of La Residencia was created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres. The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as two large outdoor swimming pools, two tennis courts and a spa with an indoor pool. OEH is planning to start refurbishing rooms and adding up to 20 keys in 2003 and 2004.

        Also in February 2002, OEH acquired Le Manoir aux Quat' Saisons—32 keys—in Oxfordshire, England about an hour's drive west of London. The main part of the hotel is a 16th century manor house set in 27 acres of gardens. The property was developed by Raymond Blanc, one of Britain's most famous chefs, and the hotel's restaurant has two stars in the Michelin Guide, placing it among the best in the British Isles. Mr. Blanc has given a long-term commitment to remain the chef at the hotel.

Owned Hotels—North America

  United States

        The Windsor Court—324 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront. Harrah's operates the only land-based casino in Louisiana across the street from the hotel. Each room has panoramic views over the river or the city. Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club. The hotel's interior décor features a collection of historic European art and antique furniture. In the future, the hotel plans to begin development of a conference center on a nearby owned lot, for which it has planning permission, catering to small and medium sized business meetings.

        Keswick Hall—48 keys—is located in the rolling countryside of central Virginia, near Charlottesville. Originally a private home dating from 1912, it is popular for weekend breaks and business meetings because of the surrounding area and the adjacent Keswick Club which features several tennis courts, an Olympic-sized swimming pool, an Arnold Palmer golf course and vacant land for residential development. OEH operated the golf course under lease until 2002 when it exercised a purchase option. Zoning permits have also been issued to allow building up to 75 new keys. Including the golf course and development land, the total site occupies 600 acres.

        The Inn at Perry Cabin—81 keys—was built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 shoreside acres that include a health club, an indoor swimming pool, a new outdoor pool, and boating and fishing on the Bay, it is an attractive vacation spot, particularly for the Washington, D.C. market. Like Keswick Hall, the Inn at Perry Cabin has extensive grounds for expansion. A major renovation of the hotel took place in 2002 with the addition of 40 keys and a conference facility.

  Caribbean

        La Samanna—81 keys—is located on the island of St. Martin in the French West Indies. Built in 1973, the hotel has two restaurants and comprises several buildings on ten acres of land along a 4,000-foot beach. Amenities include a freshwater swimming pool, tennis courts, fitness and conference centers, boating and ocean water sports. The hotel recently expanded its spa facilities, and owns an adjacent 45 acres of land available for future development, starting with 40 additional keys for which planning permission has been obtained. The hotel is open most of the year, seasonally closing during the autumn months. The hotel has also been closed for short periods in the past due to hurricane damage and is insured for this risk.

  Mexico

        In March 2002, OEH acquired a 75% interest in Maroma Resort and Spa—58 keys—on Mexico's Caribbean coast 25 miles south of Cancun's international airport. OEH manages the hotel with continuing support from the previous owner, who retains a 25% interest as to which OEH has a right of first refusal to acquire in certain circumstances. The resort opened in 1995 and has 25 acres of land, including some for future expansion, along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive. Important Mayan archaeological sites are also nearby. Rooms are arranged in low-rise villas and there are extensive spa facilities. Cancun airport provides excellent international flight connections to the hotel. OEH plans room refurbishments in 2003 and the addition of up to ten new keys thereafter.

Owned Hotels—Rest of the World

  South America

        Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace Hotel—225 keys—is one of the most famous in South America and features two gourmet restaurants, several spacious function and meeting rooms including a 500-seat theater, a large swimming pool, health club and a roof-top tennis court and pool. Future expansion is planned subject to obtaining government planning permission. In 2002, a number of the larger rooms in the main block of the hotel were completely refurbished.

        The Miraflores Park Plaza—81 keys—in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city. Opened in 1997, the hotel has a business center for guests, a large ballroom, outdoor pool, and health and beauty facilities, and occupies about one acre of land. OEH has planning permission to build a new restaurant and add keys.

  Southern Africa

        The Mount Nelson Hotel—226 keys—in Cape Town, South Africa is an historic property opened in 1899 with beautiful gardens and pools and has long enjoyed a reputation as one of the foremost hotels on the African continent. It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has a ballroom, two swimming pools, tennis courts and a fitness center, all situated on ten acres of grounds and gardens. Expansion is planned starting with the incorporation into the hotel of owned adjoining residential properties.

        The Westcliff Hotel—119 keys—in Johannesburg, South Africa is the only garden hotel in the city, situated on six hillside acres with views over the zoo and park. Its resort amenities include two swimming pools, a tennis court and health club, and the hotel attracts business guests because of its proximity to the city center. It opened in 1998. Part of the site is available for future development including a banquet and conference center started in 2002 for opening later in 2003.

        Orient-Express Safaris—39 keys total—consist of three separate game-viewing lodges in Botswana called Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp. Established in 1971, OEH leases the lodge sites in the Okavango River delta and nearby game reserves, where some of the best wildlife in Africa can be observed from open safari vehicles or boats. Each camp has 12 to 15 twin-bedded deluxe tents, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

  Australia

        The Observatory Hotel—96 keys—is in Sydney within walking distance of the central business district of the city. OEH managed the hotel for many years before acquiring it in March 2000, and the contract had provisions which helped it acquire the property at an attractive price. This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a health club with indoor swimming pool, a tennis court and a large parking garage on a site of about one acre.

        The Lilianfels Hotel—85 keys—is in the Blue Mountains National Park west of Sydney. It is named after the original estate house, dating from 1890, where the hotel's gourmet restaurant is located. The main hotel, built in 1992, has a second restaurant and conference facilities. The resort's four acres of grounds encompass an indoor swimming pool, health club and spa, tennis court and extensive gardens with views over the Blue Mountains. There is expansion land at this property including adjoining plots acquired in 2001. The hotel is currently undergoing a complete refurbishment.

  French Polynesia

        The Bora Bora Lagoon Resort—80 keys—opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site. Guests dine in two restaurants and enjoy extensive water sports and tennis. A major renovation program at this property was completed in 2002, and future plans include a new swimming pool, spa and conference facility.

Hotel Management Interests

        The Charleston Place—442 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists, groups and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with spa and swimming pool and roof-top tennis court, and a shopping arcade of 27 retail outlets leased to third parties. The hotel also owns the adjacent historic Riviera Theater remodelled as an additional conference facility and three retail shops. OEH has a 19.9% ownership interest in the hotel, manages the property under a long-term contract, and receives interest on partnership loans which it assumed in the original transaction and other loans made since then.

        OEH has a 50/50 joint venture with local investors in Peru, one of the most interesting and promising tourist locations in South America. Under exclusive management of OEH, this joint venture operates the following two hotels under 20-year renewable leases which commenced in 1995.

        The Monasterio Hotel—127 keys—is located in the ancient Inca capital of Cusco, the most important tourist destination in Peru. OEH has embarked on a program to upgrade and expand the property substantially including a long-term lease on the adjoining Nazarenas convent for future development, a total site of about three acres. The hotel was originally built as a Spanish monastery in the 16th century and was converted to hotel use in 1995. The deluxe guest rooms and suites and two restaurants are arranged around open-air cloisters. Because of Cusco's high altitude, special oxygenation has been added to the ventilation system of some of the refurbished rooms.

        The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel in the vicinity of the famous mountaintop Inca ruins. OEH has refurbished all of the rooms to a high standard. The joint venture also has a lease on a seven-acre site by the river at the foot of the ruins, close to the town where tourists arrive by train, which OEH plans to develop as a larger hotel, but it is unlikely that this will be open for several years given the time required for permits, design and construction.

Restaurants

        OEH owns '21' Club, the famous landmark restaurant in New York City. Originally a speakeasy in the 1920s, this restaurant is open to the public, occupies three brownstone buildings in midtown Manhattan and features gourmet American cuisine. It serves à la carte meals in the bar restaurant and also has a number of banqueting rooms used for functions. It was during Prohibition that the famous secret wine cellar at '21' was built, with its two-ton door operated by placing an 18-inch wire into a tiny key hole in a certain brick. During 2002, OEH opened a second room for à la carte dining in one of the banquet rooms.

        OEH has a 49% interest in Harry's Bar, a private dining club in the Mayfair area of London. The majority partner manages the restaurant with assistance from OEH's Italian hotels. Its menu features gourmet Italian cuisine. OEH has a right of first refusal to acquire the remaining interest in this property under certain conditions.

        OEH has bought the contents and name of the renowned La Cabaña steak house in Buenos Aires dating from the 1920s and a suitable site in the La Recoleta area of the city to re-establish the restaurant. Construction is underway for planned opening in late 2003.

        The purchase of two hotels in Spain and England in February 2002, as noted under "Owned Hotels—Europe" above, included the acquisition of a 50% interest in a group of four restaurants each called Le Petit Blanc in Oxford, Cheltenham, Birmingham and Manchester, England. Developed by Raymond Blanc, the chef at Le Manoir aux Quat' Saisons who is the other 50% owner, they offer French cuisine reasonably priced in contemporary brasserie settings. The four sites are leased.

Tourist Trains and Cruises

        OEH's principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England. OEH owns 30 railway cars originally used on the historic "Orient-Express" and other famous European trains. All have been refurbished in original 1920s/1930s décor and meet modern safety standards. The services offered are a continuation of, and are marketed as, the Orient-Express trains of pre-World War II years. One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers. The other on the Continent is made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers. They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. Passengers travel under the English Channel by bus on the Eurotunnel shuttle train. Occasional trips are also made from time to time to Rome, Prague and Istanbul and other European destinations.

        The British Pullman cars of Venice Simplon-Orient-Express operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels. Both the British and Continental trains are available for private charter.

        The Northern Belle tourist train offers day trips and charter service in the north of Britain. It builds on the success of OEH's British Pullman business, which focuses on the south of England around London. This train consists of six dining cars elegantly decorated to be reminiscent of old British "Belle" trains of the 1930s, plus related service cars, and can carry up to 250 passengers. Full course gourmet meals are served on board and passengers stay in local hotels on overnight itineraries.

        PeruRail is a 50/50 joint venture between OEH and Peruvian partners formed to operate a large part of the state-owned Peruvian railways under a 30-year franchise acquired in 1999 with a possible extension for a further 30 years. The joint venture pays the Peruvian government a fee related to traffic levels which can be offset until 2009 against investment in track improvements. The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road. A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic at present. The Cusco-Machu Picchu line connects two of OEH's Peruvian hotels allowing creation of inclusive packages. OEH operates a deluxe daytime tourist train service on the Cusco-Puno route through the High Andes mountains using refurbished PeruRail passenger cars, and a 1920s steamer included in the franchise on day excursions for tourists on Lake Titicaca. In 2003, OEH plans to begin a deluxe tourist train service on the Cusco-Machu Picchu route using carriages acquired in Singapore.

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

        The Great South Pacific Express comprises 21 sleeping, restaurant, bar and observation cars decorated in a late 19th century style with capacity for 100 passengers. These are owned by Queensland Rail and leased to the operating company. The train is fully air-conditioned and the three types of passenger compartments are well appointed with private bathrooms. Regularly scheduled one or two night itineraries originating out of Brisbane operate north to Cairns in Queensland and south to Sydney in New South Wales. The northern route includes stopovers for passengers to visit the Great Barrier Reef and the Kurunda rainforest. The southern route includes stopovers in the Hunter Valley wine region and the Blue Mountains in New South Wales and a visit to Canberra, Australia's capital city. Day trips are also operated out of Brisbane and Sydney.

        On March 27, 2003, OEH and Queensland Rail announced the suspension on June 8, 2003 of operation of the Great South Pacific Express because of the decline in long-haul tourist numbers travelling to Australia from abroad due to the current uncertain international political and economic conditions.

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

Management Strategies

        As the foregoing discussion indicates, OEH has a mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy. As a result, about two-thirds of annual revenue derives from leisure customers while corporate/business travel accounts for the rest.

        OEH benefits from trends and developments favorably impacting the world hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback in 2001 and 2002 due to a slowing world economy and the shock of terrorist attacks and the threat of an Iraqi war. Management believes that the public's confidence in world travel will return and demand for luxury hotel and tourist products will resume.

        For the future, OEH plans to grow its business by increasing REVPAR and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruiseship to add trips, and by acquiring additional distinctive luxury properties throughout the world. Factors in OEH's evaluation of potential acquisitions include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

        OEH management plans to continue both owning and operating most OEH properties. Ownership encourages OEH to develop the distinctive character of its properties and allows it to benefit from all of the current cash flow and future capital gains should it sell a property. Self-management has enabled OEH to capture the economic benefits otherwise shared with a third- party manager, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

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

Marketing, Sales and Public Relations

        OEH's sales and marketing function is based upon direct and internet sales, cross-selling to existing customers and public relations. OEH has a global sales force of over 150 persons in 40 locations. Hotel marketing is coordinated through OEH's regional sales offices mainly in New York and London while the tourist trains and cruiseship are marketed through sales and reservations offices in Providence (Rhode Island), London, Paris, Cologne, Tokyo, Singapore, Brisbane and Cusco. OEH also has local sales representatives at many of the hotels. The responsibilities of OEH's sales staff include promoting special events, working with group and corporate account representatives and planning direct mail efforts.

        Because repeat customers appreciate the consistent quality of OEH's hotels, trains and restaurants, an important aspect of its strategy is to promote other OEH properties through various cross-selling efforts. These include direct mail to existing customers, in-house brochures and promotions, discounts on travel by frequent guests, and OEH's in-house "Orient-Express Magazine". OEH also sells luxury souvenir goods branded with the names of its travel products.

        Another key aspect of OEH's marketing strategy is a focus on public relations, which it believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of the OEH properties, guests are more likely to hear about OEH's hotels and tours through word-of-mouth or magazine or newspaper articles rather than direct advertising. OEH has two in-house public relations offices in London and New York and representatives in 12 countries worldwide, including contracts with third-party public relations firms, to promote its properties through travel magazines, newspapers and other media. During 2002, OEH hosted over 1,100 journalists at its various properties about which over 5,000 articles were written by publications and broadcast media, many with substantial local, regional or international circulations.

        OEH also belongs to a number of international organizations to promote its properties in conjunction with other non-branded, luxury operators, through such groups as "The Leading Hotels of the World" and "Preferred Hotels and Resorts Worldwide".

Internet Initiatives

        Management is developing internet usage to enhance marketing exposure, increase distribution and reduce sales and marketing expenses. Through OEH's website (www.orient-express.com), with its prize-winning design, OEH offers direct booking services to customers. The internet also lowers transaction costs on reservations by saving travel agent commissions and tour operator discounts.

        OEH is also developing an "Orient-Express Travel Club" within its website that offers discounted rates to frequent guests, and plans to extend the Club to the frequent guests of other travel companies whose products are comparable to OEH but who do not compete directly. This will allow OEH to reward its frequent guests, sell excess room capacity and establish a growing on-line community.

Industry Awards

        OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market. Over the years, OEH's properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler and private subscription newsletters such as Andrew Harper's Hideaway Report, or industry bodies such as the American Automobile Association. They are based on opinion polls of their readers or the professional opinion of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

Competition

        OEH may compete for hotel and restaurant acquisition opportunities with others who may have substantially greater financial resources. This competition may have the effect of increasing OEH's acquisition costs, reducing the number of suitable investment opportunities offered to OEH and increasing the bargaining power of property owners seeking to sell or to enter into management agreements.

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

        OEH's strategy is to acquire only hotels which have special locations and distinctive character. Many are in areas with unique local history or high entry barriers because of zoning restrictions. OEH builds its competitive advantage further by offering high quality service and cuisine, often with a local flavor. Typically, therefore, OEH competes by providing a special combination of location, character, cuisine and service rather than relying on price competition.

        OEH's luxury trains have no direct competitors. Other trains exist on similar routes, but management believes OEH's trains and onboard service are so unique that guests consider OEH's trains more as a luxury experience and an end in themselves rather than as a means of transport.

Employees

        OEH currently employs about 5,100 persons, about 2,100 of whom are represented by labor unions. Approximately 4,300 persons are employed in the hotels and restaurants, 675 are employed in the trains and cruises business, and the balance are engaged in central administration and sales.

        Management believes that OEH's ongoing labor relations are satisfactory but these could deteriorate due to disputes over wage or benefit levels, working conditions or OEH's response to changes in government regulation of workers and the workplace. OEH's operations rely heavily on employees providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees could adversely affect OEH's ability to provide those services.

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

        The expansion of existing properties may be dependent upon obtaining necessary planning/building permits or zoning variances from local authorities. The failure or delay to obtain these could adversely affect OEH's strategy of increasing revenues and net income through expansion of existing properties.

Certain Trading Factors

        OEH's business prospects, financial condition, results of operations or cash flow could be adversely affected by the following trading factors as well as others described in this report.

        OEH's operations are subject to factors generally encountered in the hospitality industry, such as cyclical economic downturns arising from changes in general and local economic conditions, changes in popular travel patterns, failure to realize reservations as actual revenue, dependence by certain properties on vulnerable geographic market segments, inability to sustain price increases or to reduce costs, periodic local oversupply of guest accommodation which may adversely affect actual occupancy and ADR, and regional and local political and other conditions affecting market demand, including recessions, energy and water shortages, epidemics, civil disorder, crime and terrorism. Another factor is seasonality in that many of OEH's hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months. The effect of these factors varies among the hotels and other properties because of their geographic diversity.

        In particular, as a result of terrorist attacks on September 11, 2001, the continuing threat of terrorism and the war with Iraq, international, regional and even domestic travel has been disrupted. Demand for most of OEH's properties has slowed or even declined since the September 11 attacks, and the effects of the disruption may continue to be felt, for example, because of reluctance of leisure travellers to go abroad or through a shortening of booking lead-times by guests, travel agents and tour operators.

        Local weather conditions such as storms and hurricanes, destructive forces like fire or flooding and, in the case of OEH's tourist trains, disruption of the railway networks on which they operate may adversely affect operations and revenue at individual OEH properties. OEH carries property and loss of earnings insurance in amounts management deems adequate, but damages may exceed the insurance limits or be outside the scope of coverage.

        Management intends to increase revenues and net income through acquisitions of new properties and expansion of existing ones. Pursuit of these opportunities depends on OEH's ability to identify suitable properties, to negotiate purchases or construction on satisfactory terms, to obtain the necessary financing and governmental permits, to build on schedule and with minimum disruption to guests, and to integrate new properties into OEH's operations. Also, the acquisition of properties in new geographic locations may present operating and marketing challenges that are different from those currently encountered in existing locations. OEH may develop new properties in the future which are subject to such adverse factors as market or site deterioration after acquisition, inclement weather, construction delays, labor or materials shortages, work stoppages and the continued availability of construction and permanent financing.

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

OEH's Relationship with Sea Containers Ltd.

        Sea Containers Ltd. ("SCL"), a Bermuda company with shares listed on the New York Stock Exchange, currently owns about 47% of the Company's Class A and B common shares (excluding the Class B shares owned by a Company subsidiary referred to below) and having about 16% of the combined voting power of all outstanding Class A and B common shares of the Company. SCL engages in three main businesses, namely (i) service-oriented ferry and rail transport operations primarily in and around Britain and Scandinavia, (ii) worldwide marine cargo container leasing primarily through its GE SeaCo joint venture with General Electric Capital Corporation and (iii) hotel and leisure operations through OEH. Until the initial public offering of the Company's Class A shares in August 2000, it was a wholly-owned subsidiary of SCL.

        At the time of the initial public offering, OEH and SCL entered into agreements providing for the separation of their business operations, for various ongoing relationships between the companies such as shared services and offices, tax matters, noncompetition and indemnity, and relating to the shares of the Company and SCL to be owned by their respective subsidiaries. See Item 13—Certain Relationships and Related Transactions below. Under the last agreement, a Share Owning Subsidiaries Restructuring Agreement dated as of July 21, 2000 (as amended and restated June 6, 2001, the "SOS Restructuring Agreement"), Orient-Express Holdings 1 Ltd., a wholly-owned subsidiary of the Company, exercised an option on July 22, 2002 to acquire from SCL 18,044,478 Class B common shares of the Company for an aggregate purchase price of $180,445. These shares represent about 77% of the voting power of the outstanding Class A and B shares of the Company for most matters submitted to a vote of its shareholders. The primary purpose of the SOS Restructuring Agreement was to replicate in the Company the share owning subsidiary ownership structure that SCL has. See Item 12—Security Ownership of Certain Beneficial Owners and Management below.

        Following the initial public offering of the Company's shares in August 2000, SCL intended to distribute to its shareholders a substantial number of the Class A and B common shares of the Company that SCL owned if it completed planned public sales of some of those shares of the Company and satisfied other conditions. From August 2001 until early November 2002, SCL sold about 1,900,000 Class A shares of the Company in open market sale transactions pursuant to an SEC-registered public secondary offering by SCL of up to 5,000,000 existing Class A shares.

        On November 13, 2002, SCL announced that it no longer planned to proceed with the previously proposed spinoff to its shareholders of the common shares of the Company, and that SCL planned to sell additional amounts of the Company's common shares to reduce SCL's equity interest in OEH to slightly less than 50% in order to deconsolidate OEH from SCL's balance sheet and to sell more of the Company's common shares when market conditions improve. On November 14, 2002, SCL sold 3,100,000 Class A common shares of the Company in an underwritten public offering.

        As a result of the option exercise under the SOS Restructuring Agreement and the sale of an aggregate of 5,000,000 shares of the Company, SCL currently owns less than a majority of the equity shares in the Company (disregarding the Company shares owned by its subsidiary) and holds less than majority voting power for most matters submitted to a vote of Company shareholders. Accordingly, SCL no longer has power to elect the Company's Board of Directors or otherwise to control OEH's business direction and policies. Of the seven directors on the Company's Board, only three are also directors or officers of SCL. From November 14, 2002, therefore, OEH ceased to be a consolidated subsidiary of SCL and will be accounted for in SCL's financial statements after that date using the equity method of accounting.

        While OEH has guaranteed no debt of SCL, four OEH loan agreements predating the Company's initial public offering in August 2000 in an aggregate principal amount of $110,854,000 at December 31, 2002 were guaranteed by SCL. Two of these, in an aggregate principal amount of $35,186,000, also contained cross-default provisions to debt of SCL which could result in a default under those OEH agreements. See Note 6(a) to the Financial Statements below. Any default under loan agreements of OEH triggered by a default under SCL's debt instruments could also result in cross-defaults to other loan agreements of OEH. OEH is amending these loan agreements or refinancing them in order to remove these guarantees and cross-default provisions. At March 28, 2003, only two agreements aggregating $90,759,000 were still guaranteed by SCL, and only one of those contained cross-default provisions ($18,041,000).

ITEM 2.    Properties

        OEH owns 27 hotels, three European tourist trains, a cruiseship and two restaurants, and owns interests of 50% or less in three hotels, its Southeast Asian and Australian tourist trains and PeruRail, and two restaurant businesses, all as described in Item 1—Business above. The small regional sales, marketing and operating offices of the hotels, tourist trains and cruiseship are occupied under lease.

ITEM 3.    Legal Proceedings

        OEH is involved in no material legal proceedings, other than ordinary routine litigation incidental to its business.

        As previously reported, the Company had been named defendant in two lawsuits in the same New York state court by investors alleging to be holders of publicly traded notes and debentures of SCL and claiming, inter alia, certain defaults under the indentures governing those notes and debentures occurred or would occur because of a proposed spinoff distribution of the Company's shares by SCL.

The first lawsuit was dismissed by the court on June 15, 2001 primarily because the plaintiffs failed to comply with the pre-suit requirements in the indentures and lacked standing to sue. That dismissal was upheld on December 19, 2002 following the plaintiffs' appeal, and no further appeal will be filed. The second lawsuit was dismissed by the court on November 28, 2001 on similar grounds, and the plaintiffs in that case did not appeal.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2002.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Class A common shares of the Company are traded on the New York Stock Exchange. The Class B common shares of the Company are not listed. The following table presents the quarterly high and low sales prices of the Class A common shares in 2001 and 2002 as reported for New York Stock Exchange composite transactions:

	2001		2002
	High	Low	High	Low
First quarter	$23.60	$16.00	$20.90	$16.00
Second quarter	23.25	16.30	20.80	16.70
Third quarter	22.45	10.60	17.71	12.20
Fourth quarter	18.40	12.31	14.50	12.00

        The Company has paid no cash dividends on its Class A and B common shares since its initial public offering on August 10, 2000, the Board of Directors having determined to retain profits to fund future growth and development of OEH.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At March 14, 2003, the number of record holders of the Class A common shares of the Company was approximately 20.

ITEM 6.    Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2002	2001	2000	1999		1998
	(Dollars in thousands except per share amounts)
Revenue and earnings from unconsolidated companies	$289,302	$261,348	$276,395	$249,082		$230,883

Gain on sale of assets and other	$—	$—	$—	$3,800		$—

Net earnings on class A and class B common shares	$25,294	$29,850	$39,965	$37,995	*	$26,696

Net earnings per class A and class B common share
Basic and diluted	$0.82	$0.97	$1.43	$1.47	*	$1.03

Total assets	$998,532	$836,251	$725,876	$661,866		$602,487

Long-term obligations	$459,016	$362,871	$276,773	$309,940		$279,131

Shareholders' equity	$426,482	$392,587	$378,717	$292,313		$266,018

*
Year ended December 31, 1999 excludes the cumulative effect of change in accounting principle of $2,987,000. Including the effect of change in accounting principle, net earnings on class A and class B common shares would be $35,008,000 and net earnings per class A and class B common share would be $1.35 basic and diluted.

See notes to consolidated financial statements (Item 8).

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        OEH has two business segments: (1) hotels and restaurants and (2) tourist trains and cruises. Hotels currently consist of 30 deluxe hotels, including La Residencia, Le Manoir aux Quat' Saisons and Maroma Resort and Spa, all acquired in early 2002. Twenty-seven of these are wholly or majority owned and are referred to in this report as "owned hotels". The Miraflores Park Plaza was accounted for among "hotel management interests" during 2001 until the end of the year when it became an "owned hotel". See Note 2(a) to the Financial Statements (Item 8 below). The other three hotels in which OEH has an equity interest and operates under management contracts are referred to in this report as "hotel management interests". In 2002, revenue from hotel management interests was $12.4 million, or 4% of total revenue, which consisted of $7.6 million from investments accounted for using the equity method and $4.8 million from management fees. Of the owned hotels, 12 are located in Europe, five in North America and ten in the rest of the world. One of the hotels in Europe—the Hotel Caruso in Ravello—is not currently operational as it is undergoing restoration and refurbishment.

        Also, OEH currently owns and operates the restaurant '21' Club in New York, has a 49% interest in Harry's Bar in London and a 50% interest in four restaurants in Britain trading as Le Petit Blanc (operating as one unit), and owns La Cabaña restaurant in Buenos Aires which is currently closed for restoration and refurbishment (the "restaurants").

        OEH's tourist trains and cruises segment operates six tourist trains—three of which are owned and operated and three in which OEH has an equity interest and management contracts—and a river cruiseship.

        Revenue per available room, or REVPAR, is a key performance indicator used widely within the hotel industry as it is a function of the average daily room rate, or ADR, achieved for the rooms sold and average occupancy, being the rooms sold as a proportion of the rooms available to be sold. ADR on its own gives no indication of the relative occupancy of the hotel and could be shown as increasing while the number of rooms sold had fallen resulting in a reduction in rooms revenue over a prior period.

        OEH has been pursuing a growth strategy based on internal growth driven principally by increases in REVPAR, growth from expansion of existing properties and growth from acquisitions. As a result of this strategy, in recent years prior to the September 11th events and weakening world economy referred to below, the revenues of OEH, its earnings before interest, tax, depreciation and amortization, or EBITDA, and its net earnings all increased substantially.

        Following the terrorist attacks in the United States on September 11, 2001, OEH experienced a significant adverse impact on its business in common with other companies in the travel and hospitality sector. Significant levels of cancellations were received by OEH's hotels from American customers in the immediate aftermath of September 11th including hotels outside the United States, whose guests are approximately one-third American. The subsequent effect upon the economy of the United States and concerns for the world economy generally have meant that while occupancy at the hotels has recovered from the immediate impact, they have not recovered to the pre-September 11th levels. The lingering effects in 2002 of threatened terrorism, a possible Iraqi war, the weakening world economy and capital markets, and the strengthening euro against the U.S. dollar led directly to the decrease in revenue and net earnings of OEH in 2002 compared to 2001, which is discussed in more detail in the following sections.

        In 2002, 84% of OEH's revenues were derived from the hotels and restaurants segment and the remainder from the tourist trains and cruises segment. In the hotels and restaurants segment, 88% of revenues were from owned hotels, 7% was from restaurants and 5% was from hotel management interests.

        OEH derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages. The main factors for analyzing rooms revenue are the number of room nights sold and the ADR, and REVPAR referred to above which is a measure of both these factors.

        Revenue from restaurants is derived from food and beverages sold to customers. Revenue from hotel management interests includes fees received under management contracts, which are based upon a combination of a percentage of the revenue from operations and operating earnings calculated before specified fixed charges. It also includes OEH's share of the earnings of unconsolidated companies and interest income on loans made to unconsolidated companies.

        The revenue from the tourist trains and cruises segment primarily comprises tickets sold for travel and food and beverage sales.

        Operating costs include labor, repairs and maintenance, energy and the costs of food and beverages sold to customers in respect of owned hotel operations, restaurants and tourist trains and cruises.

        Selling, general and administrative expenses include travel agents' commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management. Some of the central general and administrative expenses are provided under agreement with SCL. See Note 15 to the Financial Statements below.

        Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and the cruiseship.

        When OEH looks at results for a period on a "comparable" or "same store" basis, OEH is considering only the results of hotels owned and operating throughout the period mentioned and excluding the effect of any acquisitions or dispositions.

Results of Operations

        OEH's operating results for years 2002, 2001, and 2000, expressed as a percentage of total revenue, were as follows:

	Year ended December 31,
	2002	2001	2000
Revenue:
Hotels and restaurants	82%	82%	83%
Tourist trains and cruises	15	15	14
Earnings from unconsolidated companies	3	3	3

	100	100	100

Expenses:
Depreciation and amortization	7	6	5
Operating	47	46	45
Selling, general and administrative	30	28	25
Net finance costs	6	7	8

Earnings before income taxes	10	13	17
Provision of income taxes	1	2	2

Earnings as a percentage of total revenue	9%	11%	15%

        The revenues and earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the years 2002, 2001, and 2000 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2002	2001	2000
Revenue:
Owned Hotels:
Europe	$99.9	$79.8	$79.0
North America	58.8	59.2	67.2
Rest of the World	54.8	52.7	55.1
Hotel management interests	12.4	10.9	11.4
Restaurants	18.1	17.8	20.9
Tourist trains and cruises	45.3	40.9	42.8

Total	$289.3	$261.3	$276.4

EBITDA:
Owned Hotels:
Europe	$29.2	$26.9	$27.2
North America	11.1	14.6	20.2
Rest of the world	12.7	14.9	18.6
Hotel management interests	12.4	10.9	11.4
Restaurants	3.8	4.0	6.0
Tourist trains and cruises	8.3	7.3	10.1
Central overheads	(10.5)	(9.5)	(9.4)

Total EBITDA	$67.0	$69.1	$84.1

        Management believes that EBITDA is a useful measure of operating performance, used by certain investors as a measure of the ability of a company to service or incur indebtedness, and it is a financial measure commonly used in OEH's industry. However, EBITDA does not represent cash flow from operations as defined by U.S. generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to earnings from operations before net finance costs under U.S. generally accepted accounting principles for purposes of evaluating results of operations.

        The following table reconciles EBITDA as defined with OEH's earnings from operations before net finance costs, as derived from the audited financial information for the years ended December 31, 2002, 2001 and 2000 (dollars in millions):

	Year ended December 31,
	2002	2001	2000
EBITDA	$67.0	$69.1	$84.1
Depreciation and amortization	19.5	16.4	15.1

Earnings from operations before net finance costs	$47.5	$52.7	$69.0

        Operating information for OEH's owned hotels for the years ended December 31, 2002 and 2001 is as follows:

	Year ended December 31
	2002	2001
Average Daily Rate (in dollars)
Europe	$376	$337
North America	$314	$314
Rest of World	$186	$192
Worldwide	$286	$276
Rooms Sold (in thousands)
Europe	157	153
North America	118	121
Rest of World	176	164
Worldwide	451	438
REVPAR (in dollars)
Europe	$242	$239
North America	$206	$217
Rest of World	$96	$102
Worldwide	$168	$173
			Change %
			Dollars	Local Currency
Comparable/Same Store REVPAR (in dollars)
Europe	$234	$236	-1%	-6%
North America	$207	$218	-5%	-5%
Rest of World	$96	$98	-3%	0%
Worldwide	$166	$170	-2%	-4%

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $28.0 million, or 11%, from $261.3 million in 2001 to $289.3 million in 2002 (on a comparable basis, excluding acquisitions in 2001 and 2002, revenue decreased by $2.2 million). Hotels and restaurants revenue increased by $23.6 million, or 11%, from $220.4 million in 2001 to $244.0 million in 2002 (on a comparable basis, excluding acquisitions in 2001 and 2002, revenue decreased by $6.6 million), and the revenue from tourist trains and cruises increased by $4.4 million, from $40.9 million in 2001 to $45.3 million in 2002.

        The increase in hotels and restaurants revenue comprised the following:

  •
  $30.0 million attributable to owned hotel acquisitions made in 2001 and 2002,

  •
  on a comparable basis, a decrease in owned hotels revenue of $8.2 million, or 4%, from $185.6 million in 2001 to $177.4 million in 2002. The overall REVPAR was $168 in 2002 compared to $173 in 2001; comparable REVPAR decreased by 2% in U.S. dollars, or 4% in local currency. As discussed in the overview above, the group's hotel and restaurant operations continued to be adversely impacted in 2002 by worldwide concerns over terrorist activities, economic slowdowns and towards the end of 2002 the uncertainties surrounding a potential war in Iraq. However, comparable REVPAR did show recovery over 2001 quarter on quarter with REVPAR down 12% in the first quarter, down 8% in the second quarter, up 5% in the third quarter and up 6% in the fourth quarter,

  •
  an increase in revenue from hotel management interests of $1.5 million, or 14%, from $10.9 million in 2001 to $12.4 million in 2002, and

  •
  an increase in restaurants revenue of $0.3 million, or 2%, from $17.8 million in 2001 to $18.1 million in 2002.

        The increase in owned hotels revenue of $21.8 million (including acquisitions of $30.0 million) is analyzed by region as follows:

        Europe:    On a comparable basis, revenue decreased by $0.5 million, or 1%, from $79.8 million in 2001 to $79.3 million in 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England during the first quarter of 2002 accounted for an additional $20.6 million of revenue.

        REVPAR on a comparable basis decreased by 1% in U.S. dollars in 2002 over 2001 and 6% in local currency. The Hotel Cipriani suffered from a loss of U.S. visitors and the Lapa Palace Hotel in Lisbon had fewer business travelers than normal.

        North America:    On a comparable basis, revenue decreased by $3.8 million, or 6%, from $59.2 million in 2001 to $55.4 million in 2002. The acquisition of Maroma Resort and Spa in the second quarter of 2002 accounted for $3.4 million of revenue. The Inn at Perry Cabin was closed for a large part of the year while major works were carried out, and New Orleans had a soft market for conventions and other major events which impacted results at the Windsor Court Hotel.

        On a comparable basis REVPAR declined by 5% in 2002 compared to 2001.

        Rest of the World:    On a comparable basis, revenue decreased by $3.9 million, or 8%, from $46.6 million in 2001 to $42.7 million in 2002. The acquisition of the Miraflores Park Hotel accounted for $4.0 million of revenue. The Mount Nelson Hotel in Cape Town and the Westcliff in Johannesburg showed marked improvement while Orient-Express Safaris in Botswana were down due to fewer arrivals from the U.S. A large part of the room stock at the Copacabana Palace Hotel was off-line for refurbishment and the Brazilian elections depressed business travel. Forest fires in Sydney and major refurbishment at Lilianfels in the Blue Mountains, west of Sydney, caused a decline in results in the Australian owned hotels.

        The revenue decline of $3.9 million was primarily driven through a decline in comparable REVPAR of 3% in U.S. dollars.

Depreciation and Amortization

        Depreciation and amortization increased by $3.1 million, or 19%, from $16.4 million in 2001 to $19.5 million in 2002 primarily due to the effect of acquisitions.

Operating Expenses

        Operating expenses increased by $16.2 million, or 14%, from $120.0 million in 2001 to $136.2 million in 2002. Excluding the effect of acquisitions, operating expenses increased by $2.4 million.

Selling, General and Administration Expenses

        Selling, general and administrative expenses increased by $13.8 million, or 19%, from $72.2 million in 2001 to $86.1 million in 2002. Excluding the effect of acquisitions, selling, general and administrative expenses increased by $3.8 million. Rising insurance costs were an important component of this increase.

Earnings from Operations

        Earnings from operations decreased by $5.2 million, or 10%, from $52.7 million in 2001 to $47.5 million in 2002. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs decreased by $0.3 million, or 2%, from $18.7 million in 2001 to $18.4 million in 2002. OEH has benefited from the effect of lower interest rates, which has been offset by the increases in debt relating to capital expenditure and acquisitions financed in 2001 and 2002.

Taxes on Income

        The provision for income taxes decreased by $0.4 million, or 9%, from $4.2 million in 2001 to $3.8 million in 2002. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.4 million was due to reduced profitability of these subsidiaries.

Net Earnings

        In 2002, OEH's net earnings decreased by $4.6 million, or 15%, from $29.9 million in 2001 to $25.3 million in 2002. Net earnings represent earnings from operations less net finance costs, provision for income taxes and the cumulative effect of change in accounting principle.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Revenue

        Total revenue, including earnings from unconsolidated companies, decreased by $15.1 million, or 5%, from $276.4 million in 2000 to $261.3 million in 2001 (on a comparable basis, excluding acquisitions in 2000 and 2001, revenue decreased by $19.8 million). Hotels and restaurants revenue decreased by $13.2 million, from $233.6 million in 2000 to $220.4 million in 2001, and the revenue from tourist trains and cruises decreased by $1.9 million, from $42.8 million to $40.9 million.

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

        On a comparable basis, REVPAR declined by 12% in 2001 compared to 2000 from $223 to $195 largely reflecting the impact of the September 11th events.

        Rest of the World:    Revenue decreased by $2.4 million, or 4%, from $55.1 million in 2000 to $52.7 million in 2001. Revenue on a comparable basis decreased by $8.0 million, or 18%.

        This was primarily driven through a decline in comparable REVPAR of 16% in local currencies over 2000 and 22% in U.S. dollars. This decrease in revenue on a comparable basis was partly offset by revenue from the Observatory and Lilianfels Hotels in Australia and the Bora Bora Lagoon Resort, which were acquired during 2000 and 2001, respectively.

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

Liquidity and Capital Resources

Working Capital

        OEH had cash of $37.9 million at December 31, 2002, $20.0 million less than the $57.9 million at December 31, 2001. At December 31, 2002 and 2001, the undrawn amounts available to OEH under lines of credit were $22.8 million and $30.9 million, respectively.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $27.2 million at December 31, 2002, a working capital decrease of $16.6 million from a deficit of $10.6 million at December 31, 2001. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $4.7 million, of which $20.0 million was due to increased cash partly offset by a reduction of $9.9 million in accounts receivable and $5.4 million in inventories;

  •
  an increase in current liabilities of $11.9 million, of which $16.8 million was due to an increase in working capital facilities and $9.0 million was due to an increase in accounts payable and accrued liabilities; and

  •
  a decrease in the current portion of long-term debt of $18.4 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, management believes working capital is not the most appropriate measure of liquidity.

Cash Flow

        Operating Activities:    Net cash provided by operating activities decreased by $5.2 million to $35.3 million for the year ended December 31, 2002, from cash provided by operating activities of $40.5 million for the year ended December 31, 2001. The decrease was primarily attributable to an increase in the accounts payable reduction of $10.6 million partly offset by an increase in the accounts receivable reduction of $2.5 million and an increase in net earnings of $3.7 million after adjustment for certain non-cash items, including depreciation and amortization.

        Investing Activities:    Cash used in investing activities was $119.0 million for the year ended December 31, 2002, compared to $76.8 million for the year ended December 31, 2001, an increase of $42.1 million of which $19.2 million was due to increased capital expenditure and $22.1 million was due to increased expenditure on acquisitions and investments.

        Financing Activities:    Cash provided from financing activities for the year ended December 31, 2002 was $63.3 million as compared to cash provided from financing activities of $79.1 million for the year ended December 31, 2001, a reduction of $15.8 million. This reduction was mainly due to a reduction of $45.1 million in the proceeds from long-term debt partly offset by an increase of $13.7 million in the proceeds from working capital facilities and a decrease of $14.2 million in the principal payments under long-term debt.

        Capital Commitments:    There were $10.1 million of capital commitments outstanding as of December 31, 2002.

Indebtedness

        At December 31, 2002, OEH had $459.0 million of consolidated long-term debt, including the current portion, secured by OEH assets with a number of commercial bank lenders which is payable over periods of one to 12 years with a weighted average interest rate of 4.4%. These financing agreements contain covenants that include limits on the ability to raise additional debt secured by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants on the relevant properties such as a minimum interest coverage ratio and debt service coverage ratio. Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio. OEH is in full compliance with these covenants, and management believes they will not substantially limit OEH's ability to finance future acquisitions or capital expenditure plans. See Note 6 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 41% of the outstanding principal was drawn in euros at December 31, 2002, and the balance primarily drawn in U.S. dollars. At December 31, 2001, OEH had the equivalent of $103.2 million of floating rate euro debt, which had been swapped into fixed rate euro debt, which converted back to floating rates in September 2002. At December 31, 2002, all borrowings of OEH were in floating interest rates.

        At December 31, 2002, $110.8 million of OEH's consolidated long-term debt was guaranteed by SCL (2001—$171.4 million including $9.5 million of unconsolidated debt of unconsolidated companies) and $35.1 million of that amount contained cross-default clauses to SCL bank borrowing agreements and its public debt (2001—$157.1 million including $54.0 million of unconsolidated debt of unconsolidated companies). SCL had also guaranteed $2.0 million of debt of an unconsolidated OEH company. A default by SCL under its indebtedness could result in a default by OEH on its long-term debt facilities that cross-default to SCL debt. SCL has advised the Company that it is in full compliance with all of its credit and financing agreements. OEH is amending or refinancing its debt agreements that cross-default to SCL indebtedness to eliminate those provisions, including one agreement for $17.1 million since December 31, 2002.

Liquidity

        Management plans to invest over the next few years in the expansion of existing hotel properties consistent with its growth strategy, subject to market conditions. In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt secured on the properties, and the balance through available cash resources. At December 31, 2002, OEH had capital commitments of $10.1 million overall.

        Management expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Payment Obligations Summary

        The following table summarizes OEH's material known payment obligations, excluding accounts payable and accrued liabilities, in 2003 and later years as of December 31, 2002. The data are derived from Notes 5 (Working capital facilities), 6 (Long-term debt and obligations under capital leases), and 12 (Commitments and contingencies) to the Financial Statements below (dollars in thousands):

	Year ended December 31,
	2003	2004	2005	2006	2007	Thereafter	Total
Working capital facilities	$23,800	$—	$—	$—	$—	$—	$—
Debt	35,785	48,425	48,467	137,218	82,899	91,563	444,357
Capital leases	2,232	2,634	2,568	2,501	1,896	6,811	18,642
Operating leases	605	461	203	127	—	—	1,396
Capital commitments	10,100	—	—	—	—	—	10,100

	$72,522	$51,520	$51,238	$139,846	$84,795	$98,374	$498,295

Critical Accounting Policies

        The preceding discussion and analysis of OEH's financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires OEH management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, OEH management evaluates these estimates, including those related to the recoverability of long-lived assets including intangible assets, purchase price allocations and tax valuation allowances. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the result of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. OEH management believes the following are its most critical accounting policies.

Revenue recognition

        OEH's revenues are primarily derived from the following sources: (1) hotel and restaurant revenues at OEH's owned and unconsolidated joint venture properties; (2) tourist train and cruise revenues at OEH's owned and unconsolidated joint venture operations; (3) management fees and loan interest; and (4) other revenues which are ancillary to OEH's operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for OEH:

  •
  Hotel and restaurant revenues at OEH's owned and unconsolidated joint venture properties represent revenue primarily derived from hotel operations, including the rental of rooms, food and beverage sales, telephone usage and other services provided. Revenue is recognized when rooms are occupied and services have been rendered.

  •
  Tourist train and cruise revenues at OEH's owned and unconsolidated joint venture operations represent revenue primarily derived from operations, including the purchase of tickets, food and beverage sales and other services provided. Revenue is recognized upon commencement of tourist train and cruise journeys.

  •
  Management fees represent fees earned on hotels and tourist trains managed worldwide, usually under long-term contracts. Management fees are comprised of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property's profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract.

Carrying values of long-lived assets

        OEH management periodically evaluates the recoverability of long-lived assets, including property and intangible assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

Depreciation

        Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings range from 20 to 60 years and on machinery and other remaining assets from 5 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms.

Acquisitions

        OEH records a preliminary purchase price allocation for acquisitions based on preliminary information received at the date of acquisition and on OEH's historical acquisition experience. These allocations are subject to adjustments and are finalized once additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those currently set forth in the consolidated financial statements. If the final allocations for the acquisitions differ from the preliminary allocations, OEH may need to increase or decrease depreciation and/or amortization expenses.

Pensions

        OEH participated in 2000–2002 in a multiple-employer pension plan for certain of its non-U.S. foreign employees. The plan is a defined benefit plan of an SCL subsidiary in which the benefits are based primarily on years of service and employee compensation near retirement. It is OEH's policy to fund this plan in accordance with applicable laws and income tax regulations. OEH's pension costs are accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions". See Note 7 to the Consolidated Financial Statements.

Tax assets

        OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH's estimates of income, that would likely be realized. If OEH's future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

        See Note 1 to the Financial Statements for a discussion of accounting policies with respect to these and other items.

Recent Accounting Pronouncements

        For a discussion of OEH's adoption of recent accounting pronouncements, see Note 1(t) to the Financial Statements.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. OEH management assesses market risk based on changes in interest rates using a sensitivity analysis. If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.9 million based on borrowings outstanding at December 31, 2002. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies arises from buying, selling and financing in currencies other than the U.S. dollar, principally the euro, South African rand, Brazilian real and Australian dollar. Some non-U.S. subsidiaries of the Company borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies. There are no foreign currency derivative financial instruments currently in effect relating to OEH.

        Ten of OEH's owned hotels in 2002 operated in currencies linked to the euro, two operated in South African rand, two operated in Australian dollars, one operated in British pounds sterling, one operated in Mexican pesos, one operated in Botswanan pula, and one operated in Brazilian reais. The Venice Simplon-Orient-Express, British Pullman and Northern Belle tourist trains operate primarily in British pounds sterling and currencies linked to the euro. OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

        OEH management uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against OEH's currency exposure. At December 31, 2002, as a result of this analysis, OEH management determined that the impact of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would not be material.

        As far as it can, OEH matches foreign currency earnings and costs and so provides a natural hedge against currency movements. In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, OEH does not face a material exposure to its earnings from currency movements. The gains or losses OEH has incurred from transactions denominated in foreign currencies have not been material.

ITEM 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in Item 15. The financial statement schedule and the consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and, effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138.

/s/ Deloitte & Touche LLP
New York, New York February 27, 2003

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands)
Assets
Cash and cash equivalents	$37,860	$57,863
Accounts receivable, net of allowances of $592 and $514	55,324	45,420
Inventories	22,838	17,463

Total current assets	116,022	120,746
Property, plant and equipment, net of accumulated depreciation of $101,238 and $78,748	757,402	598,080
Investments	85,159	79,430
Goodwill	29,529	29,529
Other assets	10,420	8,466

	$998,532	$836,251

Liabilities and Shareholders' Equity
Working capital facilities	$23,800	$7,038
Accounts payable	20,271	19,526
Accrued liabilities	46,831	38,594
Deferred revenue	15,107	10,513
Current portion of long-term debt and capital leases	37,243	55,695

Total current liabilities	143,252	131,366
Long-term debt and obligations under capital leases	421,773	307,176
Deferred income taxes	3,330	3,875

	568,355	442,417

Minority interest	3,695	1,247

Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	228,875	203,581
Accumulated other comprehensive loss net of income taxes	(29,663)	(38,264)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	426,482	392,587

Commitments and contingencies

	$998,532	$836,251

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Revenue	$279,268	$252,236	$267,459
Earnings from unconsolidated companies	10,034	9,112	8,936

	289,302	261,348	276,395

Expenses:
Depreciation and amortization	19,546	16,356	15,132
Operating	136,198	120,008	122,582
Selling, general and administrative	86,063	72,246	69,711

Total expenses	241,807	208,610	207,425

Earnings from operations before net finance costs	47,495	52,738	68,970

Interest expense, net	(19,771)	(19,025)	(22,966)
Interest and related income (expense)	1,420	367	(39)

Net finance costs	(18,351)	(18,658)	(23,005)

Earnings before income taxes	29,144	34,080	45,965
Provision for income taxes	3,850	4,230	6,000

Net earnings	$25,294	$29,850	$39,965

Earnings per Class A and B common share:
Basic and diluted	$0.82	$0.97	$1.43

See notes to consolidated financial statements

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$25,294	$29,850	$39,965

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,546	16,356	15,132
Undistributed earnings of affiliates	(2,142)	(2,807)	(2,773)
Other non-cash items	2,919	(1,504)	620
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable	4,055	1,506	(6,941)
Increase in inventories	(2,699)	(1,790)	(2,658)
(Decrease)/increase in accounts payable, accrued liabilities and deferred revenue	(11,654)	(1,068)	7,613

Total adjustments	10,025	10,693	10,993

Net cash provided by operating activities	35,319	40,543	50,958

Cash flows from investing activities:
Capital expenditures	(56,857)	(37,630)	(35,720)
Acquisitions and investments, net of cash acquired	(62,094)	(39,986)	(45,862)
Proceeds from sale of fixed assets and other	—	814	640

Net cash used in investing activities	(118,951)	(76,802)	(80,942)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	15,036	1,317	628
Issuance of common shares (net)	—	—	85,527
Proceeds from long-term debt	84,134	129,254	84,311
Principal payments under long-term debt	(35,879)	(50,113)	(107,025)
Purchase and cancellation of common shares	—	(1,407)	—
Movement in SCL investment prior to initial public offering	—	—	(28,278)

Net cash provided by financing activities	63,291	79,051	35,163

Effect of exchange rate changes on cash	338	(818)	(433)

Net (decrease)/increase in cash and cash equivalents	(20,003)	41,974	4,746
Cash and cash equivalents at beginning of year	57,863	15,889	11,143

Cash and cash equivalents at end of year	$37,860	$57,863	$15,889

See notes to consolidated financial statements

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held By A Subsidiary	Total Comprehensive Income
	(Dollars in thousands)
Balance, January 1, 2000	$234	$205	$172,086	$133,434	$(13,465)	$(181)
Issuance of Class A common shares in public offering	50		85,477
Comprehensive income:
Net earnings on common shares for the year				39,965			$39,965
Other comprehensive loss					(10,387)		(10,387)

							$29,578

Movement in SCL investment			(28,701)

Balance, December 31, 2000	284	205	228,862	173,399	(23,852)	(181)
Purchase and cancellation of Class A common shares	(1)		(1,899)	332
Comprehensive income:
Net earnings on common shares for the year				29,850			$29,850
Other comprehensive loss					(13,079)		(13,079)
Cumulative effect of change in accounting principle					(1,333)		(1,333)

							$15,438

Balance, December 31, 2001	283	205	226,963	203,581	(38,264)	(181)
Comprehensive income:
Net earnings on common shares for the year				25,294			$25,294
Other comprehensive income					8,601		8,601

							$33,895

Balance, December 31, 2002	$283	$205	$226,963	$228,875	$(29,663)	$(181)

See notes to consolidated financial statements

ORIENT-EXPRESS HOTELS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of significant accounting policies and basis of presentation

(a)  Business

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At December 31, 2002, Sea Containers Ltd., a Bermuda company ("SCL"), owned 47% of the equity shares in the Company.

        At December 31, 2002, OEH owned or partially owned and managed 30 deluxe hotels and resorts located in the United States, the Caribbean, Europe, southern Africa, South America, Australia and the South Pacific, six tourist trains in Europe, Southeast Asia, Australia and Peru, a river cruiseship in Burma, and four restaurant units in Britain, New York and Buenos Aires.

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

        Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

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

        Certain items in 2001 and 2000 have been reclassified to conform with the current year's presentation.

        "FASB" means Financial Accounting Standards Board and "APB" means Accounting Principles Board, the FASB's predecessor. "SFAS" means Statement of Financial Accounting Standard of the FASB, and "FIN" means an accounting interpretation of the FASB.

(c)  Foreign currency translation

        The functional currency for each of the Company's foreign subsidiaries is the applicable local currency. Foreign subsidiary income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss). No income taxes are provided on the translation adjustments as management does not expect that such gains or losses will be realized. Foreign currency transaction gains and losses are recognized in operations as they occur.

(d)  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, among others, the allowance for doubtful accounts, inventories, depreciation and amortization, carrying value of ship assets and carrying value of intangible assets, employee benefits, taxes and contingencies. Actual results may differ from those estimates.

(e)  Stock-based compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation", as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", as amended, and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period.

        Had compensation cost for the Company's stock option plan been determined based on fair values as of the dates of grant, OEH's net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

	Year ended December 31,
	2002	2001	2000
Net earnings:
As reported	$25,294	$29,850	$39,965
Deduct: Total stock-based employee compensation expense determined under fair value base method, net of related tax	(1,502)	(1,570)	(1,502)

Pro forma	$23,792	$28,280	$38,463

Basic and diluted earnings per share:
As reported	$0.82	$0.97	$1.43
Pro forma	$0.77	$0.95	$1.38

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

(f)    Revenue recognition

        Hotel and restaurant revenues are recognized when the rooms are occupied and the services are performed. Tourist train and cruise revenues are recognized upon commencement of the journey. Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and restaurants and upon commencement of tourist train and cruise journeys. Revenues under management contracts are recognized based upon the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

(g)  Earnings from unconsolidated companies

        Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $7,892,000 in 2002 (2001—$6,702,000, 2000—$5,941,000).

(h)  Marketing costs

        Marketing costs, including website research and planning costs, are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $20,091,000 in 2002 (2001—$18,300,000, 2000—$15,873,000).

(i)    Interest expense, net

        OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $1,271,000 in 2002 (2001—$882,000, 2000—$332,000).

(j)    Interest and related income (expense)

        Interest and related income (expense) consists entirely of foreign exchange gains/(losses) of $1,420,000 in 2002 (2001—$367,000, 2000—($39,000)).

(k)  Income taxes

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

(l)    Earnings per share

        Basic earnings per share exclude dilution and are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. The number of shares used in computing basic earnings per share was 30,800,000 for the year ended December 31, 2002 (2001—30,874,000, 2000—27,813,000). The number of shares used in computing diluted earnings per share was 30,858,000 for the year ended December 31, 2002 (2001—30,874,000, 2000—27,854,000). There was no material dilutive effect in each of the three years ended December 31, 2002.

(m)  Inventories

        Inventories include wine, food, beverages, certain retail goods and train-related items. Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(n)  Property, plant and equipment, net

        Property, plant and equipment, net are stated at cost less accumulated depreciation. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

        Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Buildings	Up to 60 years
Tourist trains	Up to 50 years
Furniture, fixtures and equipment	5–25 years
River cruiseship	25 years
Equipment under capital lease and leasehold improvements	Lesser of lease term or economic life

(o)  Impairment of long-lived assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", OEH management reviews long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that an impairment occurs, the fair value of the related asset is estimated, and OEH records a charge to income calculated as the excess of the asset's carrying value over the estimated fair value. See Note 1(t).

(p)  Investments

        Investments include equity interests in and advances to unconsolidated companies.

(q)  Intangible assets

        In accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002, goodwill and indefinite lived intangible assets must be evaluated annually to determine impairment. Those intangible assets that will continue to be classified as goodwill and other intangibles with indefinite lives are no longer amortized. Intangible assets with finite lives will continue to be amortized using the straight-line method over their estimated useful lives. For the year ended December 31, 2001 and 2000, intangible assets were amortized using the straight-line method over the estimated useful lives of the related intangible assets. See Note 4.

(r)  Concentration of credit risk

        Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited. OEH's customer base is comprised of numerous customers across different geographic areas.

(s)  Derivative financial instruments

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

        OEH management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments. OEH links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheet. OEH management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Should it be determined that a derivative is not highly effective as a hedge, OEH will discontinue hedge accounting prospectively.

        The initial adoption of SFAS No. 133 resulted in an unrealized loss of $1,333,000 in accumulated other comprehensive income/(loss) as of January 1, 2001.

(t)    Recent accounting pronouncements

        The Company adopted SFAS No. 141, "Business Combinations", and SFAS No. 142 as of January 1, 2002. The adoption required the Company to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustments three months after the date of adoption. In addition, SFAS No. 142 required the Company to assess whether there is an indication goodwill is impaired at the date of adoption. Based on analyses performed by the Company, no impairment charge was recorded. See Note 4.

        The Company adopted SFAS No. 144 as of January 1, 2002. SFAS No. 144 defines an impairment as the condition that exists when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The statement also identifies the circumstances that apply when testing for recoverability, as well as other potential adjustments or revisions relating to recoverability. Specific guidance is provided for recognition and measurement, as well as reporting and disclosure, for long-lived assets held and used and those disposed of. The adoption of this statement did not have an effect on OEH's consolidated results of operations, financial position or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company adopted SFAS No. 145 as of December 2002. The adoption of this statement had no effect on OEH's consolidated results of operations, financial position or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that costs associated with an exit or disposal plan be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 will enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors disclosure about the cost of employee stock options. OEH will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. Under FIN No. 45, the Company will record a liability at the inception of a transaction representing the fair value of the guarantee and maintain the liability until it is relieved of the contingent obligation. FIN No. 45 requires the fair value of the guarantee to be recorded for all guarantees issued or modified after December 31, 2002. The recognition of this liability results in delayed recognition of revenue until the guarantee has been settled or expired. The adoption of FIN No. 45 is not expected to have a material effect on OEH's financial position or results of operations. FIN No. 45 also provides for disclosure regarding existing guarantees, effective for financial statements of interim or annual periods ending after December 15, 2002.

        In January 2003, the FASB issued FIN No. 46 "Consolidation of Variable Interest Entities" that addresses the consolidation of certain types of entities, including special purpose entities. FIN No. 46 requires a variable interest entity to be consolidated if OEH's investment in the entity will absorb a majority of the entity's expected losses and/or residual returns if they occur. FIN No. 46 is applicable immediately to any variable interest entity formed after January 31, 2003 and must be applied in the third quarter of 2003 to any such entity created before February 1, 2003. The Company is evaluating the effect that adoption of FIN No. 46 will have on OEH's financial position or results of operations.

2.    Significant acquisitions and investments

(a)  Acquisitions

Current year acquisitions:

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat' Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 payable in March 2003 which has been recorded in accrued liabilities at December 31, 2002.

        No goodwill was recognized in these transactions. These acquisitions have been accounted for as purchases in accordance with SFAS No. 141.

        The results of these operations have been included in the consolidated financial results of OEH from the dates of acquisition, and the assets and liabilities of the acquired companies have been recorded at their fair value at the dates of acquisition. The proforma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

Prior years acquisitions:

        On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH funded most of the purchase price with bank mortgage finance.

        On January 17, 2001, OEH acquired the Miraflores Park Plaza in Lima, Peru. Because OEH's 50/50 hotel joint venture in Peru had an option to purchase the hotel at cost which, if exercised, would have resulted in OEH becoming the exclusive long-term manager of the hotel, it was accounted for in 2001 as an equity investment by OEH. Because the option lapsed, the hotel has been accounted for as an acquisition with effect from December 31, 2001. The purchase price of approximately $17,000,000 was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller.

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

        The above acquisitions have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired companies have been recorded at their fair value at the date of acquisition. The operating results of the acquired companies have been included in OEH's consolidated statements of operations from the effective dates of acquisition. Pro forma data have not been presented as the revenues and net earnings resulting from these acquisitions would not have had a material impact in the year of acquisition.

(b)  Investments

        Investments represent equity interests of 20% to 50% in any unconsolidated companies. OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

        OEH's investments in and loans and advances to unconsolidated companies amounted to $85,159,000 at December 31, 2002 (2001—$79,430,000). OEH's earnings from unconsolidated companies were $10,034,000 in 2002 (2001—$9,112,000, 2000—$8,936,000) and it received no dividends in 2002 (2001—$nil, 2000—$222,000). See Note 15.

        Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2002	2001
Current assets	$33,214	$26,219
Property, plant and equipment, net	185,816	176,717
Other assets	4,129	3,186

Total assets	$223,159	$206,122

Current liabilities	$28,864	$23,458
Long-term debt	98,929	65,223
Other liabilities	69,270	88,573
Total shareholders' equity	26,096	28,868

Total liabilities and shareholders' equity	$223,159	$206,122

	Year ended December 31,
	2002	2001	2000
Revenue	$91,823	$88,720	$91,290
Earnings from operations before net finance costs	$10,837	$12,644	$14,531
Net loss	$(3,002)	$(2,396)	$(315)

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

3.    Property, plant and equipment, net

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2002	2001
Freehold and leased land and buildings	$630,638	$484,244
Machinery and equipment	123,716	108,385
Fixtures, fittings and office equipment	88,056	68,013
River cruiseship	16,230	16,186

	858,640	676,828
Less: accumulated depreciation	(101,238)	(78,748)

	$757,402	$598,080

        At December 31, 2002, the balance under capital leases for land and buildings was $9,527,000 (2001—$8,574,000), for machinery and equipment $2,039,000 (2001—$1,675,000), and for fixtures and fittings $945,000 (2001—$716,000). Accumulated depreciation related to assets under capital lease at December 31, 2002 was $1,075,000 (2001—$520,000).

4.    Intangible assets

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142. These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements.

        SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated annually for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

        To facilitate the implementation of SFAS No. 142, the Company was required to aggregate financial information into operating segments and reporting units as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and SFAS No. 142. For purposes of SFAS No. 131, the Company has determined that it has two operating segments, first, hotels and restaurants and, second, tourist trains and cruises. SFAS No. 142 requires goodwill and intangible assets be assigned to reporting units and the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly.

        In accordance with SFAS No. 142, the Company completed transitional impairment testing of intangible assets during the first quarter of fiscal 2002. That effort, and preliminary assessments of identifiable intangible assets, indicated financial statement adjustments would not be required upon adoption of this pronouncement. The impairment testing was performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared to its carrying value and, second, if there was an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Subsequent to the first quarter of fiscal 2002, the Company finalized the testing of goodwill. Using assumptions to model reporting units, the Company determined the carrying value of all its operating segments was less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill and indefinite lived intangible assets. To determine fair value, the Company relied on valuation models utilizing discounted cash flows. For goodwill valuation purposes only, the revised fair value of each reporting unit was allocated to the assets and liabilities of the respective units to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.

        The Company's intangible assets consist entirely of goodwill and relate to the hotels and restaurants business segment. During 2002, there was no amortization expense due to the adoption of SFAS No. 142. If SFAS No. 142 had been applied to goodwill in prior years, full year net earnings would have increased by $894,000 in 2001 ($0.03 per share) and $873,000 in 2000 ($0.03 per share).

5.    Working capital facilities

        Working capital facilities are comprised of the following, all repayable within one year (dollars in thousands):

	December 31,
	2002	2001
Unsecured working capital facilities, with a weighted average interest rate of 5.81% and 8.52%, respectively	$23,800	$7,038

        OEH had approximately $46,600,000 of working capital lines of credit at December 31, 2002 (2001—$38,000,000) issued by various financial institutions and having various expiration dates, of which $22,800,000 was undrawn (2001—$30,900,000).

6.    Long-term debt and obligations under capital leases

(a)  Long-term debt

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2002	2001
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.30% and 4.72%, respectively, primarily based on LIBOR	$440,357	$343,536
Loan secured by river cruiseship payable over 5 years, with a weighted average interest rate of 3.47% and 3.57%, based on LIBOR	4,000	5,000
Obligations under capital lease (see Note 6(b))	14,659	14,335

	459,016	362,871
Less: current portion	37,243	55,695

	$421,773	$307,176

        Certain credit agreements of OEH have restrictive covenants. At December 31, 2002, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        At December 31, 2002, $110,854,000 of OEH's consolidated long-term debt was guaranteed by SCL (2001—$171,401,000 including $9,500,000 of unconsolidated debt of unconsolidated companies) and $35,186,000 of that amount contained cross-default clauses to SCL bank borrowing agreements and its public debt (2001—$157,141,000 including $54,000,000 of unconsolidated debt of unconsolidated companies). SCL had also guaranteed $2,000,000 of debt of an unconsolidated OEH company. A default by SCL under its indebtedness could result in a default by OEH on its long-term debt facilities that cross-default to SCL debt. SCL has advised the Company that it is in full compliance with all of its credit and financing agreements. OEH is amending or refinancing its debt agreements that cross-default to SCL indebtedness to eliminate those provisions.

        The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2002 (dollars in thousands):

Year ending December 31,
2003	$35,785
2004	48,425
2005	48,467
2006	137,218
2007	82,899
2008 and thereafter	91,563

$444,357

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

        OEH has excluded from short-term obligations $50,222,000 because it has the intent and ability to refinance such debt on a long-term basis.

        Also, OEH has guaranteed, through 2011, $15,376,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment, and, through 2003, $5,140,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions. OEH has guaranteed, through 2014, $9,000,000 of the debt obligations of Peru OEH S.A., the unconsolidated owning company of two hotels in Peru in which OEH has a 50% investment. OEH has guaranteed, through 2005, $3,000,000 of the debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19% equity investment.

(b)  Obligations under capital leases

        The following is a schedule of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2002 (dollars in thousands):

Year ending December 31,
2003	$2,232
2004	2,634
2005	2,568
2006	2,501
2007	1,896
2008 and thereafter	6,811

Minimum lease payments	18,642
Less: amount of interest contained in above payments	3,983

Present value of minimum lease payments	14,659
Less: current portion	1,458

$13,201

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

7.    Pension plan

        A number of OEH employees participated during 2000–2002 in a pension plan of a subsidiary of SCL. This plan is a defined benefit plan in which the benefits are based primarily on years of service and employee compensation near retirement. It is OEH's policy to fund this plan in accordance with applicable laws and income tax regulations. Plan assets consist primarily of common stocks, mutual funds, government securities and corporate debt securities held through separate trustee-administered funds.

        The significant weighted-average assumptions for this plan were the following:

	Year ended December 31,
	2002	2001	2000
Discount rate	5.6%	6.0%	6.0%
Assumed rates of compensation increases	2.6%	3.5%	3.5%
Expected long-term rate of return on plan assets	6.5%	6.5%	6.5%

        The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

        The changes in the benefit obligation, the plan assets and the funded status for the OEH employees' portion of the plan were as follows (dollars in thousands):

	Year ended December 31,
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$4,574	$4,582
Service cost	425	373
Interest cost	270	255
Plan participants' contributions	266	199
Actuarial gain	(137)	(225)
Benefits paid	(623)	(609)
Foreign currency translation	383	(1)

Benefit obligation at end of year	5,158	4,574

Change in plan assets:
Fair value of plan assets at beginning of year	3,922	4,556
Actual return on plan assets	(915)	(1,104)
Employer contributions	690	901
Plan participants' contributions	266	199
Benefits paid	(623)	(609)
Foreign currency translation	273	(21)

Fair value of plan assets at end of year	3,613	3,922

Funded status	(1,545)	(652)
Unrecognized net actuarial loss	2,750	1,547
Unrecognized prior service cost	9	22

Prepaid benefit cost	$1,214	$917

        The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Service cost	$425	$373	$391
Interest cost on projected benefit obligation	270	255	246
Expected return on assets	(264)	(291)	(302)
Net amortization and deferrals	95	13	14

Net periodic benefit cost	$526	$350	$349

        In addition, U.S. employees participate in a defined contribution plan of SCL, subject to certain age and service requirements. Pension expense recognized for this defined contribution plan for 2002 was $174,000 (2001—$181,000, 2000—$204,000).

8.    Income taxes

        The provision for income taxes consisted of the following (dollars in thousands):

	Year ended December 31, 2002
	Current	Deferred	Total
United States	$777	$1,204	$1,981
Other	3,389	(1,520)	1,869

	$4,166	$(316)	$3,850

	Year ended December 31, 2001
	Current	Deferred	Total
United States	$1,692	$1,450	$3,142
Other	3,576	(2,488)	1,088

	$5,268	$(1,038)	$4,230

	Year ended December 31, 2000
	Current	Deferred	Total
United States	$3,317	$(18)	$3,299
Other	2,135	566	2,701

	$5,452	$548	$6,000

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	December 31,
	2002	2001
Gross deferred tax assets (operating loss carryforwards)	$58,145	$55,351
Less: valuation allowance	(37,198)	(35,128)

Net deferred tax assets	20,947	20,223
Deferred tax liabilities	(24,277)	(24,098)

Net deferred tax liabilities	$(3,330)	$(3,875)

        The deferred tax assets consist primarily of tax loss carryforwards. In addition, during 2002 the Company recognized a deferred tax asset of $645,000. This amount represents the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

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

	Year ended December 31,
	2002	2001	2000
Tax sharing agreement	$(1,973)	$(1,973)	$(1,973)

9.    Supplemental cash flow information

	Year ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash paid for:
Interest	$19,920	$20,308	$22,929
Income taxes	$5,097	$6,400	$5,366

        Non-cash investing and financing activities:

        In conjunction with the acquisitions in 2002, 2001 and 2000 (see Note 2(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Fair value of assets acquired	$73,166	$51,769	$47,636
Cash paid	(47,500)	(36,600)	(42,934)

Liabilities assumed	$25,666	$15,169	$4,702

10.  Shareholders' equity

(a)  Recapitalization and legal entity reorganization

        Prior to the Company's initial public offering, which occurred on August 10, 2000, OEH completed a recapitalization and legal entity reorganization. The Company's common shares were recapitalized into class A and class B common shares (see Note 10(b) below). Investments by SCL that had been reflected in additional capital and as such were non-interest bearing, were converted to additional paid-in capital prior to the offering. In addition, ownership of some hotel and leisure business subsidiaries of SCL outside of the OEH group was reorganized so that all hotel and leisure business subsidiaries became subsidiaries of the Company. The transaction has been accounted for in a manner similar to a pooling of interests as all of these entities were under common control. The financial statements have been prepared as if the recapitalization and legal entity reorganization had occurred in the earliest year presented.

        The financial statements have also taken into account the effects of the agreement referred to in Note 10(d). See also Note 10(e).

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

(d)  Share owning subsidiaries restructuring agreement

        At December 31, 2001, SCL owned 16,865,401 of the Company's class A common shares and 20,503,877 of the Company's class B common shares. Prior to the Company's initial public offering in August 2000, the Company, SCL and certain subsidiaries entered into a Share Owning Subsidiaries Restructuring Agreement which was amended and restated in June 2001 and which provided that (i) upon consummation of a possible dividend by SCL of the Company's shares (a "spinoff"), four subsidiaries of the Company would receive 18,044,478 of the Company's class B common shares in a spinoff, and (ii) if a spinoff were not consummated prior to July 21, 2002, then at any time on or prior to July 21, 2005, one of the subsidiaries had the right to purchase 18,044,478 class B common shares of the Company from SCL for $180,445. On July 22, 2002, the subsidiary of the Company exercised this purchase option to acquire from SCL 18,044,478 class B common shares of the Company. These shares remain outstanding and may be voted by the subsidiary although they are disregarded for purposes of calculating OEH's earnings per share while the shares are owned by the subsidiary. On the same date under the agreement, an SCL subsidiary exercised its purchase option to acquire from the four Company subsidiaries 12,900,000 class B common shares of SCL at an aggregate price of $129,000. Prior to July 22, 2002 and as part of the agreement, the four subsidiaries had waived the right to receive dividends on the class B common shares of SCL held by them, other than a spinoff dividend or other distributions of Company shares by SCL, and had agreed to vote those shares as directed by the SCL subsidiary. As a result of these transactions, voting control of the Company passed from SCL to the Company's subsidiary, and OEH no longer owns any shares of SCL.

(e)  Acquired shares

        Included in shareholders' equity is a reduction for the 18,044,478 class B common shares of the Company that the Company's subsidiary acquired on July 22, 2002 under the Amended and Restated Share Owning Subsidiaries Restructuring Agreement referred to in Note 10(d) above and that four Company subsidiaries could have acquired under the agreement prior to that date. Consistent with the overall presentation of the capital structure in the financial statements, the Company has given effect to the terms and conditions of that agreement as if the agreement had been consummated from the earliest year presented. As a result, a total of 18,044,478 class B common shares are deemed to be owned by the Company subsidiaries at December 31, 2002 and 2001. Under applicable Bermuda law, these shares are outstanding and may be voted although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(f)    Preferred shares

        The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement. See Note 10(c).

11.  Employee stock option plan

        Under the Company's 2000 stock option plan, options to purchase up to 750,000 class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2002, 573,000 class A common shares were reserved for issuance pursuant to options awarded to 35 persons. No options were exercisable on that date.

        No charges or credits are made to income with respect to options awarded or exercised under the plan since all options to employees are awarded at market value at date of grant.

        Transactions under the plan have been as follows:

	Year ended December 31, 2002
	Shares	Option Price
Outstanding at beginning of period	546,500	$19.00
Granted	301,500	$13.00—$13.06
Terminated	(275,000)	$19.00
Exercised	—

Outstanding at end of period	573,000	$13.00—$19.00

Exercisable at end of period	—

	Year ended December 31, 2001
	Shares	Option Price
Outstanding at beginning of period	547,000	$19.00
Granted	23,000	$19.00
Terminated	(23,500)	$19.00
Exercised	—

Outstanding at end of period	546,500	$19.00

Exercisable at end of period	—

Year ended December 31, 2000
	Shares	Option Price
Outstanding at beginning of period	—
Granted	547,000	$19.00
Terminated	—
Exercised	—

Outstanding at end of period	547,000	$19.00

Exercisable at end of period	—

        The options outstanding at December 31, 2002, none of which was exercisable, were as follows:

	Number of Shares		Weighted Average of
Range of Exercise Prices	Outstanding at 12/31/2002	Exercisable at 12/31/2002	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
$13.00 to $13.06	301,500	—	9.8	$13.05	—
$19.00	11,500	—	8.2	$19.00	—
$19.00	260,000	—	7.6	$19.00	—

	573,000	—

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

	Year ended December 31,
	2002	2001	2000
Expected price volatility range	40.34%	53.129%	36.98%
Risk-free interest rate range	2.78%	4.62%	6.50%
Expected dividends	None	None	None
Expected life of stock options	5 years	5 years	5 years

12.  Commitments and contingencies

        Outstanding contracts to purchase fixed assets were approximately $10,100,000 at December 31, 2002 (2001—$6,100,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ending December 31,
2003	$605
2004	461
2005	203
2006	127
2007 and thereafter	—

$1,396

        Rental expense for the year ended December 31, 2002 amounted to $1,108,000 (2001—$1,208,000, 2000—$1,009,000).

13.  Derivative financial instruments

(a)  Interest rate risk management

        OEH is exposed to interest rate risk on its floating rate debt and management tries to manage the impact of interest rate changes on earnings and cash flows. The Company's policy is to enter into interest rate swap and interest rate cap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt. These swaps convert the floating rate interest payments on a portion of the outstanding debt into fixed payments. OEH had one interest rate swap agreement outstanding at December 31, 2001 for the equivalent of euro 117,000,000 which expired in September 2002. At December 31, 2001, the fair value of the derivative was $1,756,000. This swap had been designated as a cash flow hedge for accounting purposes. OEH had six interest rate cap agreements outstanding at December 31, 2002 and the fair values of these derivatives at that date were $290,000.

        During the year ended December 31, 2002, OEH recognized $10,000 (2001—$1,756,000) in other comprehensive income/(loss) representing the effective portion of the hedges and no ineffectiveness was recognized during 2002 and 2001. OEH reclassified $1,756,000 out of other comprehensive income/(loss) and into earnings in 2002. Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued.

(b)  Components of other comprehensive income

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Net earnings on common shares	$25,294	$29,850	$39,965
Foreign currency translation adjustments	8,361	(12,656)	(10,387)
Cumulative effect of change in accounting principles (SFAS 133)	—	(1,333)	—
Change in fair value of derivatives	(10)	(423)	—
Reclassification adjustment for losses included in net earnings	1,756	—	—
Additional minimum pension liability, net of tax	(1,506)	—	—

Comprehensive income	$33,895	$15,438	$29,578

(c)  Foreign exchange risk management

        From time to time, OEH utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with OEH's international transactions. These contracts establish the exchange rates at which OEH will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. OEH utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at December 31, 2002.

14.  Information concerning financial reporting for segments and operations in different geographical areas

        OEH's segment information has been prepared in accordance with SFAS No. 131. OEH's operations are organized along service lines as two segments, (i) hotels and restaurants and (ii) tourist trains and cruises, and are grouped into various geographical segments. Hotels at December 31, 2002 are located in the United States, the Caribbean, Mexico, Europe, southern Africa, South America, Australia and South Pacific, tourist trains operate in Europe, Southeast Asia, Australia and Peru, restaurants are located in Great Britain, New York and Buenos Aires, and a river cruiseship operates in

Burma. Segment performance is evaluated based upon net earnings from operations before net finance costs, taxes and depreciation and amortization excluding the effects of changes in accounting principles and gains on sale of assets. Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Revenue:
Hotels and restaurants	$236,809	$214,464	$227,720
Tourist trains and cruises	42,459	37,772	39,739

	$279,268	$252,236	$267,459

Earnings from unconsolidated companies:
Hotels and restaurants	$7,185	$5,998	$5,907
Tourist trains and cruises	2,849	3,114	3,029

	$10,034	$9,112	$8,936

Depreciation and amortization:
Hotels and restaurants	$16,969	$14,042	$13,345
Tourist trains and cruises	2,577	2,314	1,787

	$19,546	$16,356	$15,132

Earnings from operations before net finance costs:
Hotels and restaurants	$52,233	$57,201	$70,100
Tourist trains and cruises	5,771	5,012	8,248

	58,004	62,213	78,348
Central selling, general and administrative costs	(10,509)	(9,475)	(9,378)

	47,495	52,738	68,970
Net finance costs	(18,351)	(18,658)	(23,005)

Earnings before income taxes	29,144	34,080	45,965
Provision for income taxes	3,850	4,230	6,000

Net earnings	$25,294	$29,850	$39,965

Capital expenditure:
Hotels and restaurants	$54,976	$35,334	$30,099
Tourist trains and cruises	1,881	2,296	5,621

	$56,857	$37,630	$35,720

	December 31,
	2002	2001
Identifiable assets:
Hotels and restaurants	$902,849	$746,571
Tourist trains and cruises	95,683	89,680

	$998,532	$836,251

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2002	2001	2000
Revenue:
Europe	$137,179	$112,017	$113,316
North America	80,873	80,669	92,488
Rest of the world	61,216	59,550	61,655

	$279,268	$252,236	$267,459

	December 31,
	2002	2001
Long-lived assets at book value:
Europe	$334,008	$249,864
North America	285,772	212,857
Rest of the world	252,310	249,001

	$872,090	$711,722

15.  Related party transactions

        For the year ended December 31, 2002, OEH incurred net amounts of $5,899,000 (2001—$5,508,000, 2000—$5,419,000) to SCL and its subsidiaries for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits, office facilities and system and computer services. These were provided under a shared services agreement between OEH and SCL on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement has an initial term of one year and is automatically renewed annually unless terminated by SCL or OEH. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $4,082,000 at December 31, 2002 (2001—$6,608,000) is included in accounts payable.

        SCL has guaranteed an aggregate principal amount of $112,854,000 of bank loans to OEH outstanding at December 31, 2002 (2001—$171,401,000) including $2,000,000 relating to Eastern & Oriental Express Ltd., in which OEH has a minority shareholder interest.

        OEH manages under a long-term contract the Charleston Place Hotel and has made loans to the hotel-owning company. For the year ended December 31, 2002, OEH earned $4,087,000 (2001—$3,876,000, 2000—$4,152,000) in management fees and $7,892,000 (2001—$6,702,000, 2000—$5,941,000) in interest income on partnership and other loans. For the year ended December 31, 2002, OEH charged the Le Petit Blanc group of restaurants $160,000 for services provided.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned

PeruRail operation, and provides loans to these joint ventures. In 2002, OEH earned management fees of $1,167,000 (2001—$1,097,000, 2000—$1,105,000) and loan interest of $330,000 (2001—$516,000, 2000—$374,000) from the joint ventures. At December 31, 2002, loans to the hotels aggregated $5,000,000, bear interest at a spread over LIBOR and come due in 2003 and 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.

        OEH has granted since 1989 to James Sherwood, Chairman and a director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2002
Revenue	$70,252	$80,602	$76,725	$51,689
Earnings from unconsolidated companies	3,198	2,486	2,369	1,981

	$73,450	$83,088	$79,094	$53,670

Earnings before net finance costs	$8,468	$15,791	$17,901	$5,335
Net finance costs	(3,669)	(5,315)	(4,544)	(4,823)

Earnings before income taxes	4,799	10,476	13,357	512
Provision for income taxes	622	1,363	1,793	72

Net earnings on class A and B common shares	$4,177	$9,113	$11,564	$440

Net earnings per class A and B common share:
Basic and diluted	$0.14	$0.30	$0.38	$0.01

2001
Revenue	$56,490	$65,773	$74,266	$55,707
Earnings from unconsolidated companies	2,297	2,180	2,431	2,204

	$58,787	$67,953	$76,697	$57,911

Earnings before net finance costs	$7,783	$13,525	$20,753	$10,677
Net finance costs	(4,015)	(4,898)	(4,634)	(5,111)

Earnings before income taxes	3,768	8,627	16,119	5,566
Provision for income taxes	726	1,126	1,704	674

Net earnings on class A and B common shares	$3,042	$7,501	$14,415	$4,892

Net earnings per class A and B common share:
Basic and diluted	$0.10	$0.24	$0.47	$0.16

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 60	Vice President of the Company; Senior Counsel of Appleby Spurling & Kempe (attorneys)	1994
James B. Hurlock, 69	Partner (retired) of White & Case LLP (attorneys)	2000
J. Robert Lovejoy, 58	Senior Managing Director of Ripplewood Holdings LLC (a private equity investment firm)	2000
Daniel J. O'Sullivan, 64	Senior Vice President—Finance and Chief Financial Officer of SCL	1997
Georg R. Rafael, 65	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 69	Chairman of the Company	1994
Simon M.C. Sherwood, 42	President of the Company	1994

        The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

        Mr. Campbell was a member of Appleby Spurling & Kempe until March 1999 and is also a director and Vice President of SCL. Mr. Campbell plans to retire as Senior Counsel of Appleby Spurling & Kempe at the end of July 2003.

        Mr. Hurlock was also Chairman of the Management Committee of White & Case LLP (1980-2000) overseeing the firm's worldwide operations.

        Mr. Lovejoy, prior to joining Ripplewood in 2000, was a Managing Director of Lazard Freres & Co. LLC and a General Partner of the predecessor partnership for over 15 years.

        Mr. Rafael was until early 2002 the Vice Chairman—Executive Committee of Mandarin Oriental Hotels, having sold to them in 2000 Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986. Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

        Mr. James Sherwood has also been a director and the President of SCL since 1974.

        Mr. Simon Sherwood was Senior Vice President—Leisure of SCL (1997-2000) and was originally appointed Vice President of SCL in 1991, prior to which he was Manager, Strategic Consulting of Boston Consulting Group (1986-1990). He is the stepson of Mr. James Sherwood.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 69	Chairman since 1994
Simon M.C. Sherwood, 42	President since 1994
Dean P. Andrews, 50	Vice President—Hotels, North America since 1997
John D. Campbell, 60	Vice President—Bermuda since 1994
Roger V. Collins, 56	Vice President—Technical Services since 2001
Adrian D. Constant, 42	Vice President—Hotels, Europe and Asia since 2001
Pippa Isbell, 49	Vice President—Public Relations since 2000
James G. Struthers, 39	Vice President—Finance and Chief Financial Officer since 2000
Nicholas R. Varian, 48	Vice President—Tourist Trains and Cruises since 1994
Paul White, 38	Vice President—Hotels, Africa, Australia and South America since 2000
Edwin S. Hetherington, 53	Secretary since 1994

        The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

        The previous experience of Messrs. James Sherwood, Simon Sherwood and Campbell is reported under the heading "Directors" above.

        Mr. Andrews was with Omni Hotels (1981-1997) working in new hotel development and financial and asset management.

        Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, joining the Company's predecessor, Orient-Express Hotels Inc., in 1991.

        Mr. Constant began his career in the hotel industry in 1983, including Intercontinental and Forte Hotels, and worked for Le Meridien Hotels (1993-2001) ending as Regional Manager for Brazil.

        Ms. Isbell was appointed a Manager of the Company in 1998 after selling the public relations consultancy she founded in 1987. Her work in the hospitality industry included Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.

        Mr. Struthers is also Vice President—Controller of SCL having joined originally in 1991 as Group Financial Controller and worked briefly (1997-1999) as Finance Director of Eurostar (UK) Ltd.

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

        Mr. Hetherington is also Vice President, General Counsel and Secretary of SCL having joined Orient-Express Hotels Inc. in 1980.

ITEM 11.    Executive Compensation

        The following table shows the salary and bonus of Mr. Simon Sherwood paid in cash during 2002, and of all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
Simon M.C. Sherwood	President and Director	$474,900
All executive officers as a group (11 persons)		$2,202,500

        The group data in the table include the salary and bonus of Mr. James Sherwood paid by OEH ($359,000). Under the shared services agreement between OEH and SCL described under Item 13—Certain Relationships and Related Transactions below, part of Mr. Hetherington's salary and bonus is included in the corporate and administrative charges of SCL to OEH and is excluded from the table, and part of Mr. Struthers' salary and bonus not included in the table is charged to SCL. See also Note 15 to the Financial Statements (Item 8 above).

        Each of Messrs. Hurlock, Lovejoy and Rafael receives a fee of $2,500 for each meeting of the Board of Directors or a committee thereof which he attends. They and Mr. Campbell are also paid director retainer fees at the annual rate of $15,000 each. Aggregate attendance and retainer fees amounted to $81,000 in 2002.

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

        Prior to 1997, SCL maintained a non-contributory defined benefit pension plan for United States employees, including U.S. officers. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment, up to 21 credited years of service, and 44% of their average annual compensation (i.e., compensation averaged over the five highest consecutive years), plus 13% of the excess of average annual compensation over the amount of Social Security covered compensation. In 1997, SCL froze this defined benefit plan, so that the benefit payable to employees at their normal retirement date will be equal to the benefit that they had earned under the plan as of December 31, 1996. For 1997 and later years, SCL established a defined contribution pension plan for U.S. employees, including officers. This plan has a non-contributory feature under which the amount that SCL contributes to the plan, for each year, is allocated among participating employees in proportion to the amount of their compensation for that year. The amount of the annual contribution is determined by SCL in its discretion. The defined contribution plan also includes a feature that permits employees to contribute amounts out of their compensation (up to $11,000 per employee in 2002).

        Under the defined benefit plans in the U.K. and U.S., currently estimated accrued annual benefits payable to executive officers of the Company amounted to approximately $179,700 at December 31, 2002, and under the defined contribution plan in the U.S., their account balances totalled $187,000 at the same date. See Note 7 to the Financial Statements regarding the U.K. Plan.

        Effective January 1, 2003, OEH established its own pension plan applicable to employees located in the U.K. on substantially the same terms as the SCL pension plan described above, and the executive officers participating in the SCL plan and their benefits will transfer to the new OEH plan.

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

        During 2002, options to purchase an aggregate of 227,500 Class A shares were granted to executive officers of the Company at prices of $13.00 or $13.06 per share, including options on 197,500 shares granted in replacement of previous options that were voluntarily cancelled by the optionees. No options were exercised during 2002. At December 31, 2002, options on an aggregate of 425,000 Class A shares were held by directors and executive officers. See Note 11 to the Financial Statements.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

        The following table contains information concerning the beneficial ownership of the Company's Class A common shares and Class B common shares by the only persons known to OEH to own beneficially more than 5% of the outstanding shares of either class.

        Orient-Express Holdings 1 Ltd. ("Holdings") listed in the table below is a subsidiary of the Company which owns only Class B shares. Under Bermuda law, the shares owned by Holdings are outstanding and may be voted. Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Holdings represent Class B shares and the Class A shares into which those shares are convertible.

        Voting and dispositive power with respect to the Class B shares owned by Holdings is exercised by its Board of Directors, who are Messrs. James Sherwood, O'Sullivan, Campbell and three other persons who are not directors or officers of the Company. Each of these persons may be deemed to share beneficial ownership of the Class B shares owned by Holdings for which he serves as a director, as well as the Class A shares into which those Class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares
Orient-Express Holdings 1 Ltd. 41 Cedar Avenue Hamilton HM EX Bermuda	18,044,478		38.9%	88.0%
Sea Containers Ltd.(2) 41 Cedar Avenue Hamilton HM EX Bermuda	14,403,300		46.8%	12.0%
Putnam LLC et al. (3) One Post Office Square Boston, Massachusetts 02109	3,304,018	(5)	11.7%	—
Capital Research and Management Co. and SMALLCAP World Fund Inc.(4) 333 South Hope Street Los Angeles, California 90071	1,795,000	(5)	6.3%	—

(1)
The percentage of Class A shares shown is based on the 28,340,601 Class A shares outstanding on March 14, 2003, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

(2)
SCL has sole voting and dispositive power with respect to 11,943,901 Class A shares and 2,459,399 Class B shares.

(3)
The information with respect to Putnam LLC, a wholly-owned subsidiary of Marsh & McLennan Companies Inc. ("Putnam"), relates only to Class A shares and is derived from its Schedule 13G report as amended at December 31, 2002 filed with the Securities and Exchange Commission. The report states that (a) Putnam is a parent holding company of two registered investment advisors—Putnam Investment Management LLC ("PIM") and The Putnam Advisory Company LLC ("PAC"), (b) Putnam shares with PAC voting power with respect to 207,777 Class A shares and dispositive power with respect to 716,819 Class A shares and (c) Putnam shares with PIM voting power with respect to 109,251 Class A shares and dispositive power with respect to 2,587,199 Class A shares, of which 1,828,600 shares are held with shared dispositive power by the Putnam International Voyager Fund.

(4)
The information with respect to Capital Research and Management Co. ("Capital") and SMALLCAP World Fund Inc. ("SMALLCAP") relates only to Class A shares and is derived from their Schedule 13G report as amended at December 31, 2002 filed with the Securities and Exchange Commission. The report states that Capital is a registered investment advisor and that the report is filed on its behalf and on behalf of SMALLCAP, a registered investment company advised by Capital. The report states that SMALLCAP has sole voting power with respect to 1,610,000 Class A shares and Capital has sole dispositive power with respect to 1,795,000 Class A shares which includes the foregoing 1,610,000 shares.

(5)
Class A shares only.

Directors and Executive Officers

        The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group. Each person has sole voting and dispositive power with respect to his or her shares. No Class A shares covered by stock options granted to persons listed in the table are included because none of the options is exercisable. Each individual's holding is less than 1% of the Class A shares outstanding, while the group total is 1.2% of Class A shares outstanding.

Name	No. of Class A Shares
D.P. Andrews	1,000
J.D. Campbell	1,000
R.V. Collins	—
A.D. Constant	—
E.S. Hetherington	1,000
J.B. Hurlock	1,000
P. Isbell	650
J.R. Lovejoy	5,000
D.J. O'Sullivan	—
G.R. Rafael	—
J.B. Sherwood	308,300
S.M.C. Sherwood	14,400
J.G. Struthers	300
N.R. Varian	600
P. White	1,000

All directors and executive officers as a group (15 persons)	334,250

Voting Control of the Company

        The following table lists the voting power held by the known beneficial owners of more than 5% of the outstanding Class A or Class B common shares of the Company and all directors and executive officers as a group. Those directors and executive officers of the Company who are deemed to be beneficial owners solely because they are directors of Holdings are not listed individually but are included in the group.

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power
Holdings	—	18,044,478	77.3%
SCL	11,943,901	2,459,399	15.7%
Putnam et al.	317,028	—	(1)
Capital and SMALLCAP	1,610,000	—	(1)
All directors and executive officers as a group (15 persons)	334,250	18,044,478	77.5%

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

        Holdings and the Company's directors and executive officers hold in total approximately 38% in number of the outstanding Class A and Class B shares having approximately 78% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 62% in number of the common shares having about 22% of combined voting power in the Company.

        Under Bermuda law, the Class B shares owned by Holdings (representing approximately 77% of the combined voting power) are outstanding and may be voted by that subsidiary. The investment by Holdings in Class B shares and the manner in which Holdings votes those shares are determined by the Board of Directors of Holdings (three of whom are also directors or officers of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary. Holdings, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders.

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

        Information under Item 201(d) of Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13.    Certain Relationships and Related Transactions

        Mr. James Sherwood owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company. OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood's option in the case of a proposed cash sale, the offered sale price. In addition, SCL has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of SCL occurs. SCL and OEH plan to amend this option, now that the Company is no longer a subsidiary of SCL, to apply to a change in control of the Company.

        Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the rates paid by hotel guests for use of the apartment. In 2001, the hotel paid Mr. Sherwood $69,400 for the use of his apartment. Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment. To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

        Mr. James Sherwood and his two stepsons including Mr. Simon Sherwood own a vineyard in the Tuscany region of Italy that produces wine, olive oil and other products principally for sale to third parties. In 2002, the vineyard sold $60,200 of products to OEH hotels at prices the same as its third party prices.

        The law firm of Appleby Spurling & Kempe, to which Mr. Campbell is Senior Counsel, and the law firm of White & Case LLP, of which Mr. Hurlock is a retired Partner, render legal services to OEH.

Agreements with Sea Containers Ltd.

        In connection with the initial public offering of the Company's Class A common shares in August 2000 and in anticipation of the separation of the two companies, OEH and SCL entered into the following agreements:

  Shared Services Agreement

        SCL and OEH entered into a shared services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits and information technology. OEH also occupies space in offices leased by various SCL subsidiaries in London and overseas. For these services, OEH pays a fee plus reimbursements approximating the costs of SCL in providing the services. OEH may terminate these arrangements on one year's notice. See Note 15 to the Financial Statements (Item 8 above).

  Tax Sharing Agreement

        OEH entered into a tax sharing agreement with SCL that allocates responsibilities for tax matters between the two companies for periods prior to the separation of OEH and SCL. In general, OEH will continue to be responsible for taxes of itself and its subsidiaries after the separation from SCL, and SCL has agreed to indemnify OEH for all taxes attributable to the separation itself.

  Share Owning Subsidiaries Restructuring Agreement

        SCL and OEH entered into an amended and restated share owning subsidiaries restructuring agreement pursuant to which Orient-Express Holdings 1 Ltd., a subsidiary of the Company, exercised an option to acquire on July 22, 2002 from SCL 18,044,478 Class B common shares of the Company owned by SCL at an aggregate price of $180,445, thereby providing the Company with a share owning subsidiary ownership structure very similar to that of SCL. See Item 12—Security Ownership of Certain Beneficial Owners and Management above. In a takeover of OEH, this structure may assist in maximizing the value shareholders of the Company receive in the takeover transaction. Also under this agreement on July 22, 2002, a subsidiary of SCL exercised an option to acquire from four OEH subsidiaries including Orient-Express Holdings 1 Ltd. an aggregate of 12,900,000 Class B common shares of SCL at an aggregate price of $129,000.

  Noncompete Agreement

        SCL has undertaken to OEH not to own an interest in or manage any luxury hotel or luxury restaurant, other than any luxury hotel or luxury restaurant operated in conjunction with SCL's passenger ferry and rail services, until August 2005.

  Indemnity Agreement

        SCL has agreed to indemnify and hold harmless OEH, its directors and officers and its subsidiaries from and against any losses, claims, damages or liabilities relating to any declaration of default, legal proceedings or other claim by or on behalf of the holders of SCL's public notes arising prior to August 2001 from the initial public offering of shares of the Company in August 2000. See Item 3—Legal Proceedings above.

ITEM 14.    Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this report and found no material deficiencies or weaknesses. There were no significant changes in the Company's internal controls or in other factors that could affect significantly those controls subsequent to the evaluation date.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as a part of this report.
		Page Number
1.	Financial Statements
	Independent auditors' report	30
	Consolidated financial statements—years ended December 31, 2002, 2001 and 2000:
	Balance sheets (December 31, 2002 and 2001)	31
	Operations	32
	Cash flows	33
	Shareholders' equity	34
	Notes	35
2.	Financial Statement Schedules
	Schedule II—Valuation and qualifying accounts (years ended December 31, 2002, 2001 and 2000).	68
3.	Exhibits	66 and 74

Exhibit No.	Incorporated by Reference to	Description
3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030.	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Bye-Laws of Orient-Express Hotels Ltd.
4.1	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Schedule 1 to Bye-Laws of Orient-Express Hotels Ltd. (included in Exhibit 3.2).
4.2	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030.	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000.
10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2	Exhibit 28(b) to Form 8-K Report dated February 10, 1989 of Orient-Express Hotels Inc. (File No. 1-6066).	Agreement Regarding Hotel Cipriani Interests dated January 27, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Hotel Cipriani S.p.A.
10.3	Exhibit 10(e) to 1989 Form 10-K Report of Sea Containers Ltd. (File No. 1-7560).	Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated August 22, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Sea Containers America Inc.
10.4	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.

Exhibit No.	Incorporated by Reference to	Description
10.5	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.6 to 2001 Form 10-K Report (File No. 1-16017).	Amendment to Services Agreement dated January 1, 2001. (Exhibit 10.5 above)
10.7	Exhibit 2.1 to June 30, 2001 Form 10-Q Report (File No. 1-16017).
Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated June 6, 2001 among Sea Containers Ltd., Orient-Express Hotels Ltd., Orient-Express Holdings 1 Ltd., Orient-Express Holdings 2 Ltd., Orient-Express Holdings 3 Ltd., Orient-Express Holdings 4 ltd. and Contender 2 Ltd.
10.8	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.9	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.10	Exhibit 2.6 to Form S-1 Registration Statement No. 333-12030.	Indemnity Agreement dated August 1, 2000 between Orient-Express Hotels Ltd. and Sea Containers Ltd.
11	Page 75.	Statement re computation of per share earnings.
21	Page 76.	Subsidiaries of Orient-Express Hotels Ltd.
23	Page 78.	Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statement No. 333-58298 and Form S-3 Registration Statement No. 333-102576.
99	Page 79.	Sarbanes-Oxley Act Section 906 Certification.

        OEH has no instrument with respect to long-term debt under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis. The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

  (b)
  Reports on Form 8-K.

        The Company filed a report on Form 8-K dated November 14, 2002 under Item 5—Other Events reporting a pricing agreement dated November 14, 2002 (the "Pricing Agreement") among the Company, SCL, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Lazard Freres & Co. LLC pursuant to which SCL sold 3,100,000 Class A common shares of the Company in an underwritten public offering under the Company's registration statement on Form S-3 (File No. 333-67268) filed with the Securities and Exchange Commission. The Pricing Agreement itself was filed with the Form 8-K report under Item 7—Financial Statements and Exhibits.

        No other report on Form 8-K was filed during the fourth quarter of 2002.

Orient-Express Hotels Ltd. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Year ended December 31, 2002:
Allowance for doubtful accounts	$514,000	$146,000	$58,000	(2)	$184,000	(1)	$592,000

			$58,000	(3)
Year ended December 31, 2001:
Allowance for doubtful accounts	$422,000	$81,000	$(23,000	)(2)	$30,000	(1)	$514,000

			$64,000	(3)
Year ended December 31, 2000:
Allowance for doubtful accounts	$372,000	$128,000	$(22,000	)(2)	$56,000	(1)	$422,000

(1)
Bad debts written off—net of recoveries.

(2)
Foreign currency translation adjustments.

(3)
Acquisition of subsidiary companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003	ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ J.B. SHERWOOD James B. Sherwood Chairman (Co-Principal Executive Officer)
	By:	/s/ S.M.C. SHERWOOD Simon M.C. Sherwood President (Co-Principal Executive Officer)
	By:	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance And Chief Financial Officer (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 28, 2003

Name	Title

/s/ J.D. CAMPBELL John D. Campbell	Director
/s/ J.B. HURLOCK James B. Hurlock	Director
/s/ J.R. LOVEJOY J. Robert Lovejoy	Director
/s/ D.J. O'SULLIVAN Daniel J. O'Sullivan	Director
/s/ G.R. RAFAEL Georg R. Rafael	Director
/s/ J.B. SHERWOOD James B. Sherwood	Director
/s/ S.M.C. SHERWOOD Simon M.C. Sherwood	Director

ORIENT-EXPRESS HOTELS LTD.

Sarbanes-Oxley Act Section 302 Certification

        I, James B. Sherwood, Chairman of Orient-Express Hotels Ltd., certify that:

          1.    I have reviewed this annual report on Form 10-K of Orient-Express Hotels Ltd. for the year ended December 31, 2002;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ J.B. SHERWOOD James B. Sherwood Chairman (Co-Chief Executive Officer)

ORIENT-EXPRESS HOTELS LTD.

Sarbanes-Oxley Act Section 302 Certification

        I, Simon M.C. Sherwood, President of Orient-Express Hotels Ltd., certify that:

          1.    I have reviewed this annual report on Form 10-K of Orient-Express Hotels Ltd. for the year ended December 31, 2002;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ S.M.C. SHERWOOD Simon M.C. Sherwood President (Co-Chief Executive Officer)

ORIENT-EXPRESS HOTELS LTD.

Sarbanes-Oxley Act Section 302 Certification

        I, James G. Struthers, Vice President—Finance and Chief Financial Officer of Orient-Express Hotels Ltd., certify that:

          1.    I have reviewed this annual report on Form 10-K of Orient-Express Hotels Ltd. for the year ended December 31, 2002;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
11	Statement re computation of per share earnings.	75
21	Subsidiaries of Orient-Express Hotels Ltd.	76
23	Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statement No. 333-58298 and Form S-3 Registration Statement No. 333-102576.	78
99	Sarbanes-Oxley Act Section 906 Certification.	79

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
INDEPENDENT AUDITORS' REPORT
ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED OPERATIONS
ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED CASH FLOWS
ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
ORIENT-EXPRESS HOTELS LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Orient-Express Hotels Ltd. and Subsidiaries Schedule II—Valuation and Qualifying Accounts
SIGNATURES
ORIENT-EXPRESS HOTELS LTD. Sarbanes-Oxley Act Section 302 Certification
ORIENT-EXPRESS HOTELS LTD. Sarbanes-Oxley Act Section 302 Certification
ORIENT-EXPRESS HOTELS LTD. Sarbanes-Oxley Act Section 302 Certification
EXHIBIT INDEX