Form 10-Q
period 2003-03-31
ORIENT EXPRESS HOTELS LTD
filed 2003-05-15
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
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

As of April 30, 2003, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$39,670	$37,860
Accounts receivable, net of allowances of $628 and $592	61,982	55,324
Inventories	23,425	22,838

Total current assets	125,077	116,022
Property, plant and equipment, net of accumulated depreciation of $106,515 and $101,238	771,378	757,402
Investments	82,196	85,159
Goodwill	29,529	29,529
Other assets	10,086	10,420

	$1,018,266	$998,532

Liabilities and Shareholders' Equity
Working capital facilities	$29,749	$23,800
Accounts payable	22,382	20,271
Accrued liabilities	47,085	46,831
Deferred revenue	20,512	15,107
Current portion of long-term debt and capital leases	51,007	37,243

Total current liabilities	170,735	143,252
Long-term debt and obligations under capital lease	418,579	421,773
Deferred income taxes	1,909	3,330

	591,223	568,355

Minority interest	3,883	3,695

Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—

Shareholders' equity:
Class A common shares $0.01 par value 120,000,000 shares authorized): Issued—28,340,601	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized): Issued—20,503,877	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	226,267	228,875
Accumulated other comprehensive loss, net of income taxes	(30,377)	(29,663)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	423,160	426,482

Commitments and contingencies

	$1,018,266	$998,532

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

Three months ended March 31,	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$60,409	$51,689
Earnings from unconsolidated companies	1,145	1,981

	61,554	53,670

Expenses:
Depreciation and amortization	5,464	4,345
Operating	30,839	24,783
Selling, general and administrative	23,385	19,207

Total expenses	59,688	48,335

Earnings from operations before net finance costs	1,866	5,335
Interest expense, net	(4,823)	(4,824)
Interest and related (expense)/income	(148)	1

Net finance costs	(4,971)	(4,823)

(Losses)/earnings before income taxes	(3,105)	512
(Benefit from)/provision for income taxes	(497)	72

Net (losses)/earnings	$(2,608)	$440

Net (losses)/earnings per class A and class B common share:
Basic and diluted	$(0.08)	$0.01

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

Three months ended March 31,	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net (losses)/earnings	$(2,608)	$440

Adjustments to reconcile net (losses)/earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,464	4,345
Undistributed earnings of affiliates	(348)	(353)
Other non-cash items	(1,525)	65
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Decrease in accounts receivable	2,733	573
Increase in inventories	(394)	(502)
Decrease in accounts payable, accrued liabilities and deferred revenue	(1,957)	(6,198)

Total adjustments	4,669	(2,070)

Net cash provided by/(used in) operating activities	2,061	(1,630)

Cash flows from investing activities:
Capital expenditures	(12,608)	(11,140)
Acquisitions and investments, net of cash acquired	(1,202)	(47,351)
Proceeds from sale of fixed assets and other	28	70

Net cash used in investing activities	(13,782)	(58,421)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	5,773	5,074
Issuance of long-term debt	15,322	26,383
Principal payments under long-term debt	(7,912)	(6,754)

Net cash provided by financing activities	13,183	24,703

Effect of exchange rate changes on cash	348	(209)

Net increase/(decrease) in cash	1,810	(35,557)
Cash and cash equivalents at beginning of period	37,860	57,863

Cash and cash equivalents at end of period	$39,670	$22,306

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity (unaudited)

(Dollars in thousands)	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
Balance, January 1, 2003	$283	$205	$226,963	$228,875	$(29,663)	$(181)
Comprehensive income:
Net losses on common shares for the period				(2,608)			$(2,608)
Other comprehensive income					(714)		(714)

							$(3,322)

Balance, March 31, 2003	$283	$205	$226,963	$226,267	$(30,377)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of financial statement presentation

(a)    Accounting policies

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At March 31, 2003, Sea Containers Ltd., a Bermuda company ("SCL"), owned 47% of the equity shares in the Company.

        For a description of significant accounting policies and basis of presentation, see Notes 1, 4 and 14 to the consolidated financial statements in the 2002 Form 10-K annual report. "SFAS" means Statement of Financial Accounting Standard and "FIN" means Financial Interpretation, both of the Financial Accounting Standards Board.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2003 and 2002, which are all of a normal recurring nature, have been reflected in the information provided.

(b)    Net (losses) earnings per share

        The number of shares used in computing basic and diluted (losses) earnings per share was as follows (in thousands):

Three months ended March 31,	2003	2002
Basic and diluted	30,800	30,800

        For the three months ended March 31, 2003 and 2002, the anti-dilutive effect of stock options on 279,307 and 34,711 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)    Derivative financial instruments

        As reported in Note 1(s) to the financial statements in the 2002 Form 10-K annual report, the Company adopted with effect on January 1, 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. For the three months ended March 31, 2003 and 2002, the change in the fair market value of derivative instruments resulted in a credit of $83,000 and a charge of $844,000, respectively, to other comprehensive income/(loss).

        The components of comprehensive income/(loss) are as follows (dollars in thousands):

Three months ended March 31,	2003	2002
Net (losses)/earnings on common shares	$(2,608)	$440
Other comprehensive income/(loss):
Foreign currency translation adjustments	(631)	310
Changes in fair value of derivatives	(83)	844

Comprehensive (loss)/income	$(3,322)	$1,594

(d)    Stock-based compensation

        OEH's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plan had been determined based on fair values as of the date of grant, OEH's net (losses) earnings and (losses) earnings per share would have been reported as follows (dollars in thousands, except in share amounts):

Three months ended March 31,	2003	2002

Net (losses) earnings on common shares:
As reported	$(2,608)	$440
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(150)	(525)

Pro forma	$(2,758)	$(85)

Basic and diluted (losses) earnings per share:
As reported	$(0.08)	$0.01

Pro forma	$(0.09)	$—

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

2.    Significant acquisitions and investments

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat'Saisons in Oxfordshire, England and a 50% interest in a group of four restaurants called Le Petit Blanc in England, all for approximately $40,000,000. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 paid in March 2003.

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

3.    Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
Freehold and leased land and buildings	$638,691	$630,638
Machinery and equipment	118,984	123,716
Fixtures, fittings and office equipment	103,970	88,056
River cruiseship	16,248	16,230

	877,893	858,640
Less: accumulated depreciation	(106,515)	(101,238)

	$771,378	$757,402

        At March 31, 2003, the balance under capital lease for land and buildings was $9,610,000 (December 31, 2002—$9,527,000), for machinery and equipment $2,075,000 (December 31, 2002—$2,039,000), and for fixtures and fittings $950,000 (December 31, 2002—$945,000). Accumulated depreciation related to assets under capital lease at March 31, 2003 was $1,220,000 (December 31, 2002—$1,075,000).

4.    Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	March 31, 2003	December 31, 2002
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.23% and 4.30%, respectively, primarily based on LIBOR	$451,597	$440,357
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 3.05% and 3.47%, respectively, based on LIBOR	3,500	4,000
Obligations under capital lease	14,489	14,659

	469,586	459,016
Less: current portion	51,007	37,243

	$418,579	$421,773

        Certain credit agreements of OEH have restrictive covenants. At March 31, 2003, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2003 (dollars in thousands):

Year ending December 31,
2004	$40,185
2005	53,542
2006	96,550
2007	89,803
2008 and thereafter	138,499

$418,579

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5.    Income taxes

        Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The (benefit) provision for income taxes consists of the following (dollars in thousands):

Three months ended March 31, 2003	Current	Deferred	Total
United States	$380	$127	$507
Other foreign	677	(1,681)	(1,004)

	$1,057	$(1,554)	$(497)

Three months ended March 31, 2002	Current	Deferred	Total
United States	$110	$150	$260
Other foreign	751	(939)	(188)

	$861	$(789)	$72

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	March 31, 2003	December 31, 2002
Gross deferred tax assets	$59,699	$58,145
Less: Valuation allowance	(37,198)	(37,198)

Net deferred tax assets	22,501	20,947
Deferred tax liabilities	(24,410)	(24,277)

Net deferred tax liabilities	$(1,909)	$(3,330)

        The deferred tax assets consists of tax loss carryforwards and the future tax benefits of accrued pension costs recognized in other comprehensive income. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.    Supplemental cash flow information
        (Dollars in thousands):

Three months ended March 31,	2003	2002
Cash paid for:
Interest	$4,721	$4,576
Income taxes	$859	$1,487
In conjunction with the acquisitions in 2002 (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows:
Fair value of assets acquired	$—	$58,651
Cash paid	—	(47,500)

Liabilities assumed	$—	$11,151

7.    Commitments

        Outstanding contracts to purchase fixed assets were approximately $7,000,000 at March 31, 2003 (December 31, 2002—$10,100,000).

8.    Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2002 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

Three months ended March 31,	2003	2002
Revenue:
Hotels and restaurants
Owned hotels—Europe	$12,602	$10,281
—North America	19,270	16,557
—Rest of world	17,439	14,544
Hotel management/part ownership interests	1,277	1,075
Restaurants	3,814	4,537

	54,402	46,994
Tourist trains and cruises	6,007	4,695

	$60,409	$51,689

Three months ended March 31,	2003	2002
Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$1,131	$1,374
Restaurants	(76)	49

	1,055	1,423
Tourist trains and cruises	90	558

	$1,145	$1,981

Depreciation and amortization:
Hotels and restaurants
Owned hotels—Europe	$1,767	$1,486
—North America	1,205	934
—Rest of world	1,662	1,185
Restaurants	146	145

	4,780	3,750
Tourist trains and cruises	684	595

	$5,464	$4,345

Three months ended March 31,	2003	2002
Earnings from operations before net finance costs:
Hotels and restaurants
Owned hotels—Europe	$(3,847)	$(1,979)
—North America	4,189	4,544
—Rest of world	3,469	3,420
Hotel management/part ownership interests	2,408	2,449
Restaurants	15	806

	6,234	9,240
Tourist trains and cruises	(1,443)	(1,326)

	4,791	7,914
Central selling, general and administrative costs	(2,925)	(2,579)

	1,866	5,335
Net finance costs	(4,971)	(4,823)

(Losses)/earnings before income taxes	(3,105)	512
(Benefit from)/provision for income taxes	(497)	72

Net (losses)/earnings	$(2,608)	$440

Three months ended March 31,	2003	2002
Capital expenditure:
Hotels and restaurants
Owned hotels—Europe	$4,510	$5,812
—North America	4,095	1,885
—Rest of world	3,349	2,450
Restaurants	149	237
Hotel management/part ownership interests	—	—

	12,103	10,384
Tourist trains and cruises	505	756

	$12,608	$11,140

	March 31, 2003	December 31, 2002
Identifiable assets:
Hotels and restaurants
Owned hotels—Europe	$332,524	$325,566
—North America	221,524	213,886
—Rest of world	267,984	259,952
Hotel management/part ownership interests	70,468	72,904
Restaurants	29,239	29,796

	921,739	902,104
Tourist trains and cruises	96,527	96,428

	$1,018,266	$998,532

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2003	2002
Revenue:
Europe	$16,444	$13,132
North America	24,124	21,975
Rest of world	19,841	16,582

	$60,409	$51,689

	March 31, 2003	December 31, 2002
Long-lived assets at book value:
Europe	$341,063	$334,008
North America	285,710	285,772
Rest of world	256,330	252,310

	$883,103	$872,090

9.    Related party transactions

        For the three months ended March 31, 2003, OEH paid subsidiaries of SCL $1,527,000 (2002—$1,500,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        SCL has guaranteed an aggregate principal amount of $92,100,000 of bank loans to OEH outstanding at March 31, 2003 (December 31, 2002—$112,854,000), including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has a minority shareholder interest.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the three months ended March 31, 2003, OEH earned $892,000 (2002—$902,000) in management fees and $1,661,000 (2002—$1,627,000) in interest income on partnership and other loans. For the three months ended March 31, 2003, OEH charged the Le Petit Blanc group of restaurants $29,000 (2002—$16,000) for services provided.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans to these joint ventures. In the three months ended March 31, 2003, OEH earned management fees of $226,000 (2002—$205,000) and loan interest of $60,000 (2002—$63,000) from the joint ventures. At March 31, 2003, loans to the hotels aggregated $5,000,000, bear interest at a spread over LIBOR and come due in 2003 and 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.

10.    Subsequent event

        On April 25, 2003, OEH acquired a 50% interest in the Ritz Hotel in Madrid, Spain through a 50/50 joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by bank loans. Subsidiaries of the Company are obligated on $27,000,000 of these loans until the completion of various legal procedures in Spain, which are expected to take six to nine months, when the debt would be entirely non-recourse to OEH. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

        OEH's operating results for the three months ended March 31, 2003 and March 31, 2002, expressed as a percentage of revenue and earnings from unconsolidated companies, were as follows:

	Three months ended March 31
	2003	2002
	%	%
Revenue and earnings from unconsolidated companies:
Hotels and restaurants	90	90
Tourist trains and cruises	10	10

	100	100
Expenses:
Depreciation and amortization	9	8
Operating	50	46
Selling, general and administrative	38	36
Net finance costs	8	9

Earnings before income taxes	(5)	1
(Benefit) Provision of income taxes	(1)	—

Net (losses) earnings as a percentage of total revenue	(4)	1

        The earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended March 31, 2003 and March 31, 2002 are analyzed as follows, including a reconciliation to earnings from operations before net finance costs (dollars in millions):

	Three months ended March 31
	2003	2002
EBITDA:
Hotels and restaurants
Owned hotels—Europe	$(2.1)	$(0.5)
—North America	5.4	5.5
—Rest of world	5.1	4.6
Hotel management interests	2.4	2.4
Restaurants	0.2	1.0
Tourist trains and cruises	(0.8)	(0.7)
Central overheads	(2.9)	(2.6)

Total EBITDA	7.3	9.7
Depreciation and amortization	(5.4)	(4.3)

Earnings from operations before net finance costs	$1.9	$5.4

        Management believes that EBITDA is a useful measure of operating performance, used by management and investors to help determine the ability of a company or property to service or incur indebtedness, because it is not affected by non-operating factors such as leverage and the historic cost of assets. EBITDA is also a financial measure commonly used in the hotel and leisure industry. However, EBITDA does not represent cash flow from operations as defined by U.S. generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to earnings from operations under U.S. generally accepted accounting principles for purposes of evaluating results of operations.

        Operating information for OEH's owned hotels for the three months ended March 31, 2003 and March 31, 2002 is as follows:

	Three months ended March 31
	2003	2002
Average Daily Rate (in dollars)
Europe	287	216
North America	378	381
Rest of the world	237	181
Worldwide	295	247
Rooms Sold (in thousands)
Europe	23	26
North America	35	30
Rest of the world	47	50
Worldwide	105	106
RevPAR (in dollars)
Europe	127	123
North America	260	280
Rest of the world	126	105
Worldwide	162	152
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	108	112	(4)%	(21)%
North America	265	280	(5)%	(5)%
Rest of the world	126	105	20%	5%
Worldwide	155	150	4%	(5)%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $7.9 million, or 15%, from $53.7 million in the three months ended March 31, 2002 to $61.6 million in the three months ended March 31, 2003. Hotels and restaurants revenue increased by $7.1 million, or 15%, from $48.4 million in the three months ended March 31, 2002 to $55.5 million in the three months ended March 31, 2003, and tourist trains and cruises increased by $0.8 million, or 15%, from $5.3 million for the three months ended March 31, 2002 to $6.1 million for the three months ended March 31, 2003.

        The revenue increase for hotels and restaurants was mainly due to an increase at OEH's owned hotels of $8.0 million, or 19%, from $41.4 million in the three months ended March 31, 2002 to $49.4 million in the three months ended March 31, 2003. Excluding the effect of acquisitions, the revenue increased by $3.4 million, or 7%, from $51.5 million in the three months ended March 31, 2002 to $54.9 million in the three months ended March 31, 2003. The revenue from hotel management and part ownership interests remained the same for the comparable period of 2002 at $2.4 million. The revenue from restaurants decreased by $0.9 million, or 20%, from $4.6 million in the three months ended March 31, 2002 to $3.7 million in the three months ended March 31, 2003 which was mainly due to the '21' Club which was affected by adverse weather conditions in New York City during this period.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $2.3 million, or 22%, from $10.3 million for the three months ended March 31, 2002 to $12.6 million for the three months ended March 31, 2003. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England, during the first quarter of 2002 accounted for $1.8 million. Excluding the effect of these acquisitions, revenue increased by $0.5 million. RevPAR on a comparable basis decreased by 21% in local currencies in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Expressed in U.S. dollars this translated to a decrease of only 4% as the Euro was substantially stronger against the U.S. dollar in the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

        North America.    Revenue increased by $2.7 million, or 16%, from $16.6 million in the three months ended March 31, 2002 to $19.3 million in the three months ended March 31, 2003. The acquisition of a 75% interest in Maroma Resort and Spa in Mexico near Cancun in March 2002 accounted for $2.6 million. Excluding the effect of this acquisition, revenue increased by $0.1 million. RevPAR on a comparable basis for the North American region declined by 5% in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The comparable revenue increase was due to food and beverage and other non-rooms revenue.

        Rest of the World.    Revenue increased by $3.0 million, or 21%, from $14.5 million in the three months ended March 31, 2002 to $17.5 million in the three months ended March 31, 2003. The RevPAR on a comparable basis for the rest of the world region increased by 5% in local currencies in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This translated to a 20% increase when expressed in U.S. dollars primarily as the South African Rand was significantly stronger against the U.S. dollar in the period over the comparable period of 2002.

Depreciation and Amortization

        Depreciation and amortization increased by $1.1 million, or 25%, from $4.4 million in the three months ended March 31, 2002 to $5.5 million in the three months ended March 31, 2003, primarily due to the effect of acquisitions and capital expenditures in 2002 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating Expenses

        Operating expenses increased by $6.0 million, or 24%, from $24.8 million in the three months ended March 31, 2002 to $30.8 million in the three months ended March 31, 2003. Excluding the effect of acquisitions, operating expenses increased by $3.9 million primarily due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses such as the Euro, South African Rand and Brazilian Reis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $4.2 million, or 22%, from $19.2 million in the three months ended March 31, 2002 to $23.4 million in the three months ended March 31, 2003. Excluding the effect of acquisitions, selling, general and administrative expenses increased by $3.0 million mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs expenses.

Earnings from Operations before Net Finance Costs

        Earnings from operations decreased by $3.4 million, or 64%, from $5.3 million in the three months ended March 31, 2002 to $1.9 million in the three months ended March 31, 2003, mainly due to the events taking place in the world during the period which had a negative impact on the travel and lodging industry. These included significant uncertainty arising out of the anticipation of war in Iraq in the early part of the period, the commencement of the war in March and the much publicized health concerns over travel arising out of the SARS epidemic. The Easter holiday period falling in the second quarter of 2003 also contributed to this decrease. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs increased by $0.2 million, or 4%, from $4.8 million in the three months ended March 31, 2002 to $5.0 million in the three months ended March 31, 2003. OEH has benefited from the effect of lower interest rates, which has been offset by the increases in debt relating to capital expenditures and acquisitions in 2002 and 2003.

Taxes on Income

        The provision for income taxes decreased by $0.6 million, from a provision of $0.1 million in the three months ended March 31, 2002 to a benefit of $0.5 million in the three months ended March 31, 2003. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax benefit was attributable to income tax credits incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.6 million was mainly due to the reduced profitability of some of these subsidiaries.

Net Earnings

        Net earnings decreased by $3.0 million from a profit of $0.4 million in the three months ended March 31, 2002 to a loss of $2.6 million in the three months ended March 31, 2003. Net earnings represent earnings from operations less net finance costs and provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        OEH had cash and cash equivalents of $39.7 million at March 31, 2003, $1.8 million more than the $37.9 million at December 31, 2002. At March 31, 2003 and December 31, 2002, the undrawn amounts available to OEH under its short-term lines of credit were $29.0 million and $22.8 million, respectively. Its total cash and availability at March 31, 2003 was $68.7 million including the undrawn short-term lines.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $45.7 million at March 31, 2003, a decrease in the working capital of $18.5 million from a deficit of $27.2 million at December 31, 2002. The overall decrease in working capital was comprised of the following:

  •
  an increase in current assets of $9.0 million, of which $6.7 million was due to an increase in accounts receivable, $0.5 million to an increase in inventories, both mainly due to the impact of acquisitions and an increase in cash of $1.8 million;

  •
  an increase in current liabilities of $13.7 million, of which $5.4 million was due to increased deferred revenue and $5.8 million due to increased drawings under working capital facilities; and

  •
  an increase in the current portion of long-term debt of $13.8 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities increased by $3.7 million to a $2.1 million cash surplus for the three months ended March 31, 2003, from cash provided by operating activities of a deficit of $1.6 million for the three months ended March 31, 2002. Of the increase, $6.7 million was attributable to non-cash adjustments of $6.7 million partly offset by reduced earnings of $3.0 million.

        Investing Activities.    Cash used in investing activities decreased by $44.6 million to $13.8 million for the three months ended March 31, 2003, compared to $58.4 million for the three months ended March 31, 2002. The principal component of this decrease was a $46.1 million decrease in expenditure on acquisitions and investments during the current period from $47.3 million to $1.2 million.

        Financing Activities.    Cash provided by financing activities for the three months ended March 31, 2003 was $13.2 million compared to cash provided by financing activities of $24.7 million for the three months ended March 31, 2002, a reduction of $11.5 million. In the three months ended March 31, 2003, OEH had proceeds from borrowings under long-term debt of $15.3 million compared to proceeds of $26.4 million for the three months ended March 31, 2002. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

        Capital Commitments.    There were $7.0 million of capital commitments outstanding as of March 31, 2003.

Indebtedness

        At March 31, 2003, OEH had $469.6 million of long-term debt secured by assets ($429.9 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 4.29%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 40% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At March 31, 2003, OEH had all its borrowings in floating rates.

Liquidity

        OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. At March 31, 2003, OEH had capital commitments of $7.0 million overall relating to a number of projects.

        OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        OEH is exposed to market risk from changes in interest rates and foreign currency exchange rates. These exposures are monitored and managed as part of OEH's overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings and cash flows. OEH does not hold market rate sensitive financial instruments for trading purposes.

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.9 million based on borrowings at March 31, 2003. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first quarter of 2003 from those described in the Company's 2002 Form 10-K annual report.

RECENT ACCOUNTING PRONOUNCEMENTS

        As of March 31, 2003, the Company's significant accounting policies and estimates, which are described in Notes 1, 4 and 14 to the financial statements in the Company's 2002 Form 10-K annual report, have not changed from December 31, 2002, except for the adoption of the following pronouncements referred to in that report. On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and SFAS No. 146, Accounting for Costs associated with Exit or Disposal Activtities. The adoption of the provisions of FIN No. 45 and SFAS No. 146 did not have a material effect on OEH's consolidated financial statements.

        In addition, on April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement No. 133 on Derivatives Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to "Statement No. 133 Implementation Issues" that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with the respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company is presently evaluating this new statement but does not expect its adoption to have a material effect on OEH's financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

        For a discussion of these, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2002 Form 10-K annual report.

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

PART II—OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.  The index to exhibits appears below, on the page immediately following the Sarbanes-Oxley Act Section 302 Certifications.

  (b)
  Reports on Form 8-K.  The Company filed no Form 8-K current report during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: May 15, 2003

ORIENT-EXPRESS HOTELS LTD.
Sarbanes-Oxley Act Section 302 Certification

I, James B. Sherwood, Chairman of Orient-Express Hotels Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended March 31, 2003;

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

Dated: May 15, 2003	/s/ J.B. SHERWOOD James B. Sherwood Chairman (Co-Chief Executive Officer)

ORIENT-EXPRESS HOTELS LTD.
Sarbanes-Oxley Act Section 302 Certification

I, Simon M.C. Sherwood, President of Orient-Express Hotels Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended March 31, 2003;

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

Dated: May 15, 2003	/s/ S.M.C. SHERWOOD Simon M.C. Sherwood President (Co-Chief Executive Officer)

ORIENT-EXPRESS HOTELS LTD.
Sarbanes-Oxley Act Section 302 Certification

I, James G. Struthers, Vice President—Finance and Chief Financial Officer of Orient-Express Hotels Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended March 31, 2003;

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

Dated: May 15, 2003	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

3.1	—	Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.
3.2	—	Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.
99.1	—	Certification under Section 906 of Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), being filed with this report.

QuickLinks

PART I—FINANCIAL INFORMATION
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II—OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
ORIENT-EXPRESS HOTELS LTD. Sarbanes-Oxley Act Section 302 Certification
EXHIBIT INDEX