Form 10-Q
period 2003-06-30
ORIENT EXPRESS HOTELS LTD
filed 2003-08-14
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        As of July 31, 2003, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$17,812	$37,860
Accounts receivable, net of allowances of $677 and $592	53,267	46,234
Prepaid expenses and other	12,065	9,090
Inventories	25,247	22,838

Total current assets	108,391	116,022
Property, plant and equipment, net of accumulated depreciation of $119,919 and $101,238	808,079	757,402
Investments	134,361	85,159
Goodwill	29,529	29,529
Other assets	10,854	10,420

	$1,091,214	$998,532

Liabilities and Shareholders' Equity
Working capital facilities	$31,420	$23,800
Accounts payable	24,321	20,271
Accrued liabilities	55,606	46,831
Deferred revenue	16,484	15,107
Current portion of long-term debt and capital leases	40,224	37,243

Total current liabilities	168,055	143,252
Long-term debt and obligations under capital lease	479,527	421,773
Deferred income taxes	2,715	3,330

	650,297	568,355

Minority interest	3,978	3,695

Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—

Shareholders' equity:
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	235,686	228,875
Accumulated other comprehensive loss, net of income taxes	(26,017)	(29,663)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	436,939	426,482

Commitments and contingencies	$1,091,214	$998,532

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. And Subsidiaries
Statements of Consolidated Operations (unaudited)

	Three months ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$89,254	$76,725
Earnings from unconsolidated companies	2,668	2,369

	91,922	79,094

Expenses:
Depreciation and amortization	6,479	4,905
Operating	43,641	36,538
Selling, general and administrative	25,860	19,750

Total expenses	75,980	61,193

Earnings from operations before net finance costs	15,942	17,901

Interest expense, net	(4,984)	(5,024)
Interest and related income	255	480

Net finance costs	(4,729)	(4,544)

Earnings before income taxes	11,213	13,357
Provision for income taxes	1,794	1,793

Net earnings	$9,419	$11,564

Net earnings per class A and class B common share:
Basic and diluted	$0.31	$0.38

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Six months ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$149,663	$128,414
Earnings from unconsolidated companies	3,813	4,350

	153,476	132,764

Expenses:
Depreciation and amortization	11,943	9,250
Operating	74,480	61,321
Selling, general and administrative	49,245	38,957

Total expenses	135,668	109,528

Earnings from operations before net finance costs	17,808	23,236

Interest expense, net	(9,807)	(9,848)
Interest and related income	107	481

Net finance costs	(9,700)	(9,367)

Earnings before income taxes	8,108	13,869
Provision for income taxes	1,297	1,865

Net earnings	$6,811	$12,004

Net earnings per class A and class B common share:
Basic and diluted	$0.22	$0.39

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (unaudited)

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$6,811	$12,004

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,943	9,250
Undistributed earnings of affiliates	(759)	(1,197)
Other non-cash items	(658)	1,170
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable, prepaid expenses and other	(3,817)	(6,782)
Increase in inventories	(1,100)	(837)
Increase/(decrease) in accounts payable, accrued liabilities and deferred revenue	4,045	(965)

Total adjustments	9,654	639

Net cash provided by operating activities	16,465	12,643

Cash flows from investing activities:
Capital expenditures	(26,622)	(27,612)
Acquisitions and investments, net of cash acquired	(51,396)	(50,068)
Proceeds from sale of fixed assets and other	1,262	380

Net cash used in investing activities	(76,756)	(77,300)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	5,855	13,767
Issuance of long-term debt	54,259	49,920
Principal payments under long-term debt	(20,642)	(13,647)

Net cash provided by financing activities	39,472	50,040

Effect of exchange rate changes on cash	771	695

Net decrease in cash	(20,048)	(13,922)
Cash and cash equivalents at beginning of period	37,860	57,863

Cash and cash equivalents at end of period	$17,812	$43,941

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Shareholders' Equity (unaudited)

	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
	(Dollars in thousands)
Balance, January 1, 2003	$283	$205	$226,963	$228,875	$(29,663)	$(181)
Comprehensive income:
Net earnings on common shares for the period				6,811			$6,811
Other comprehensive income					3,646		3,646

							$10,457

Balance, June 30, 2003	$283	$205	$226,963	$235,686	$(26,017)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Basis of financial statement presentation

(a)   Accounting policies

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At June 30, 2003, Sea Containers Ltd., a Bermuda company ("SCL"), owned 47% of the equity shares in the Company.

        For a description of significant accounting policies and basis of presentation, see Notes 1, 4 and 14 to the consolidated financial statements in the 2002 Form 10-K annual report. "SFAS" means Statement of Financial Accounting Standard and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2003 and 2002, which are all of a normal recurring nature, have been reflected in the information provided.

(b)   Net earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Six months ended June 30,
	2003	2002
Basic	30,800	30,800
Effect of dilution	—	—

Diluted	30,800	30,800

        For the six months ended June 30, 2003 and 2002, the anti-dilutive effect of stock options on 248,444 and 15,857 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

	Three months ended June 30,
	2003	2002
Basic	30,800	30,800
Effect of dilution	—	2

Diluted	30,800	30,802

        For the three months ended June 30, 2003, the anti-dilutive effect of stock options on 198,158 class A common shares was excluded from the computation of diluted earnings per share.

(c)   Derivative financial instruments

        As reported in Note 1(s) to the financial statements in the 2002 Form 10-K annual report, the Company adopted with effect on January 1, 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149. For the six months ended June 30, 2003 and 2002, the change in the fair market value of derivative instruments resulted in a charge of $147,000 and a credit of $1,248,000, respectively, to other comprehensive income.

        The components of comprehensive income are as follows (dollars in thousands):

	Six months ended June 30,
	2003	2002
Net earnings on common shares	$6,811	$12,004
Other comprehensive income/(loss):
Foreign currency translation adjustments.	3,793	2,914
Changes in fair value of derivatives	(147)	1,248

Comprehensive income	$10,457	$16,166

(d)   Stock-based compensation

        OEH's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plan had been determined based on fair values as of the date of grant, OEH's net earnings and earnings per share would have been reported as follows (dollars in thousands, except in share amounts):

		Six months ended June 30,
		2003	2002
Net earnings on common shares:
As reported		$6,811	$12,004
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(1,424)	(574)

Pro forma		$5,387	$11,430

Basic and diluted earnings per share:
As reported:
	Basic and diluted	$0.22	$0.39

Pro forma:
	Basic and diluted	$0.17	$0.37

		Three months ended June 30,
		2003	2002
Net earnings on common shares:
As reported		$9,419	$11,564
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(712)	(287)

Pro forma		$8,707	$11,277

Basic and diluted earnings per share:
As reported:
	Basic and diluted	$0.31	$0.38

Pro forma:
	Basic and diluted	$0.28	$0.37

        The pro forma figures in the preceding table may not be representative of pro forma amounts in future years.

(e)   Reclassifications

        Certain items in 2002 have been reclassified to conform to the 2003 presentation.

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

        On April 25, 2003, OEH acquired a 50% interest in the Ritz Hotel in Madrid, Spain through a 50/50 joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by bank loans. Subsidiaries of the Company are obligated on $27,000,000 of these loans until the completion of various legal procedures in Spain, which are expected to take six to nine months, when the debt would be entirely non-recourse to OEH. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel. This investment is accounted for under the equity method of accounting.

        The results of these operations have been included in the consolidated financial results of OEH from the dates of acquisition, and the assets and liabilities of the acquired companies have been recorded at their fair value at the dates of acquisition. The pro forma impact on results, had these acquisitions occurred on January 1, 2002, is not material.

3.     Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
Freehold and leased land and buildings	$677,096	$630,638
Machinery and equipment	125,316	123,716
Fixtures, fittings and office equipment	109,340	88,056
River cruiseship	16,246	16,230

	927,998	858,640
Less: accumulated depreciation	(119,919)	(101,238)

	$808,079	$757,402

        At June 30, 2003, the balance under capital lease for land and buildings was $10,138,000 (December 31, 2002—$9,527,000), for machinery and equipment $2,228,000 (December 31, 2002—$2,039,000), and for fixtures and fittings $979,000 (December 31, 2002—$945,000). Accumulated depreciation related to assets under capital lease at June 30, 2003 was $1,380,000 (December 31, 2002—$1,075,000).

4.     Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	June 30, 2003	December 31, 2002
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 4.00% and 4.30%, respectively, primarily based on LIBOR	$500,930	$440,357
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 2.93% and 3.47%, respectively, based on LIBOR	3,500	4,000
Obligations under capital lease	15,321	14,659

	519,751	459,016
Less: current portion	40,224	37,243

	$479,527	$421,773

        Certain credit agreements of OEH have restrictive covenants. At June 30, 2003, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends. See also Note 11.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2003 (dollars in thousands):

Year ending December 31,
2004	$19,496
2005	62 854
2006	105,909
2007	98,073
2008 and thereafter	193,195

$479,527

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5.     Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

	Six months ended June 30, 2003
	Current	Deferred	Total
United States	$642	$983	$1,625
Other foreign	1,349	(1,677)	(328)

	$1,991	$(694)	$1,297

	Six months ended June 30, 2002
	Current	Deferred	Total
United States	$545	$586	$1,131
Other foreign	1,028	(294)	734

	$1,573	$292	$1,865

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	June 30, 2003	December 31, 2002
Gross deferred tax assets	$56,375	$58,145
Less: Valuation allowance	(34,734)	(37,198)

Net deferred tax assets	21,641	20,947
Deferred tax liabilities	(24,356)	(24,277)

Net deferred tax liabilities	$(2,715)	$(3,330)

        The deferred tax assets consist of tax loss carryforwards and the future tax benefits of accrued pension costs recognized in other comprehensive income. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.     Supplemental cash flow information

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Cash paid for:
Interest	$9,720	$9,427
Income taxes	$1,872	$3,011

        In conjunction with acquisitions and investments (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows (dollars in thousands):

Fair value of assets acquired	$49,777	$59,264
Cash paid	(22,000)	(47,500)

Liabilities assumed	$27,777	$11,764

7.     Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
Foreign currency translation adjustments	$(24,354)	$(28,147)
Cumulative effect in change in accounting principle (SFAS No. 133)	(1,333)	(1,333)
Net change on derivative financial instruments	1,176	1,323
Minimum pension liability, net of tax	(1,506)	(1,506)

	$(26,017)	$(29,663)

8.     Commitments

        Outstanding contracts to purchase fixed assets were approximately $5,500,000 at June 30, 2003 (December 31, 2002—$10,100,000).

9.     Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2002 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

		Six months ended June 30,
		2003	2002
Revenue and earnings from unconsolidated companies:
Hotels and restaurants
Owned hotels	—Europe	$50,971	$41,403
	—North America	36,854	30,766
	—Rest of world	30,044	26,400
Hotel management/part ownership interests		7,022	6,044
Restaurants		8,190	9,549

		133,801	114,162
Tourist trains and cruises		20,395	18,602

		$153,476	$132,764

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests		$3,443	$3,318
Restaurants		(27)	54

		3,416	3,372
Tourist trains and cruises		397	978

		$3,813	$4,350

Depreciation and amortization:
Hotels and restaurants
Owned hotels	—Europe	$4,135	$3,231
	—North America	2,646	2,021
	—Rest of world	3,398	2,504
Restaurants		296	290

		10,475	8,046
Tourist trains and cruises		1,468	1,204

		$11,943	$9,250

		Six months ended June 30,
		2003	2002
Earnings from operations before net finance costs:
Hotels and restaurants
Owned hotels	—Europe	$7,692	$7,644
	—North America	6,300	7,035
	—Rest of world	2,096	3,873
Hotel management/part ownership interests		7,022	6,044
Restaurants		851	2,026

		23,961	26,622
Tourist trains and cruises		(250)	1,752

		23,711	28,374
Central selling, general and administrative costs		(5,903)	(5,138)

		17,808	23,236
Net finance costs		(9,700)	(9,367)

Earnings before income taxes		8,108	13,869
Provision for income taxes		(1,297)	(1,865)

Net earnings		$6,811	$12,004

Capital expenditure:
Hotels and restaurants
Owned hotels	—Europe	$7,493	$10,626
	—North America	10,426	9,354
	—Rest of world	7,532	6,503
Restaurants		336	525
Hotel management/part ownership interests		—	—

		25,787	27,008
Tourist trains and cruises		835	604

		$26,622	$27,612

		June 30, 2003	December 31, 2002
Identifiable assets:
Hotels and restaurants
Owned hotels	—Europe	$406,524	$325,566
	—North America	214,635	213,886
	—Rest of world	275,152	259,952
Hotel management/part ownership interests		71,449	72,904
Restaurants		29,230	29,796

		996,990	902,104
Tourist trains and cruises		94,224	96,428

		$1,091,214	$998,532

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Six months ended June 30,
	2003	2002
Revenue:
Europe	$68,614	$56,727
North America	47,623	42,513
Rest of world	33,426	29,174

	$149,663	$128,414

	June 30, 2003	December 31, 2002
Long-lived assets at book value:
Europe	$410,997	$334,008
North America	286,969	285,772
Rest of world	274,003	252,310

	$971,969	$872,090

10.   Related party transactions

        For the six months ended June 30, 2003, OEH paid subsidiaries of SCL $2,181,000 (2002—$2,994,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        SCL has guaranteed an aggregate principal amount of $99,187,000 of bank loans to OEH outstanding at June 30, 2003 (reduced since June 30, 2003 to $21,754,000) (December 31, 2002—$112,854,000), including a $2,000,000 bank loan to Eastern & Oriental Express Ltd. in which OEH has a minority shareholder interest.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the six months ended June 30, 2003, OEH earned $2,233,000 (2002—$2,290,000) in management fees and $3,414,000 (2002—$3,153,000) in interest income on partnership and other loans. For the six months ended June 30, 2003, OEH charged the Le Petit Blanc group of restaurants $61,000 (2002—$51,000) for services provided.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the six months ended June 30, 2003, OEH earned management and guarantee fees of $657,000 (2002—$526,000) and loan interest of $109,000 (2002—$172,000) from the joint ventures. At June 30, 2003, loans to the hotels aggregated $5,000,000, bear interest at a spread over LIBOR and come due in 2003 and 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.

        OEH manages under a long-term contract the Ritz Hotel in Madrid, Spain, in which OEH acquired a 50% interest on April 25, 2003 (see Note 2) and is accounted for under the equity method. For the six months ended June 30, 2003, OEH earned $485,000 (2002—$nil) in management fees.

11.   Subsequent event

        On July 30, 2003, OEH borrowed $103,000,000 under a bank-syndicated loan facility totalling $154,000,000 secured on three Italian hotels. The initial drawdown was used principally to refinance an existing $78,000,000 loan facility secured on the same hotels and guaranteed by SCL, with the balance providing additional working capital. The new facility which is not guaranteed by SCL places certain financial covenants on OEH, namely a minimum consolidated net worth test and a minimum consolidated interest coverage test, both as defined.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

Three Months ended June 30, 2003 compared to
Three Months ended June 30, 2002

        OEH's operating results for the three months ended June 30, 2003 and 2002, expressed as a percentage of revenue and earnings from unconsolidated companies, were as follows:

	Three months ended June 30,
	2003	2002
	%
Revenue and earnings from unconsolidated companies:
Hotels and restaurants	84	83
Tourist trains and cruises	16	17

	100	100
Expenses:
Depreciation and amortization	7	6
Operating	47	46
Selling, general and administrative	28	25
Net finance costs	6	6

Earnings before income taxes	12	17
Provision for income taxes	2	2

Net earnings as a percentage of total revenue	10	15

        The earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended June 30, 2003 and 2002 are analyzed as follows, including a reconciliation to earnings from operations before net finance costs (dollars in millions):

		Three months ended June 30,
		2003	2002
EBITDA:
Hotels and restaurants
Owned hotels	—Europe	$13.9	$11.3
	—North America	3.6	3.6
	—Rest of world	0.4	1.8
	Hotel management interests	4.6	3.6
	Restaurants	1.0	1.4
	Tourist trains and cruises	1.9	3.7
Central overheads		(3.0)	(2.6)

Total EBITDA		22.4	22.8
Depreciation and amortization		(6.5)	(4.9)

Earnings from operations before net finance costs		$15.9	$17.9

        Management believes that EBITDA is a useful measure of operating performance, used by management and investors to help determine the ability of a company or property to incur capital expenditure or service indebtedness, because it is not affected by non-operating factors such as leverage and the historic cost of assets. EBITDA is also a financial measure commonly used in the hotel and leisure industry. However, EBITDA does not represent cash flow from operations as defined by U.S. generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to earnings from operations under U.S. generally accepted accounting principles for purposes of evaluating results of operations.

        Operating information for OEH's owned hotels for the three months ended June 30, 2003 and 2002 is as follows:

	Three months ended June 30,
	2003	2002
Average Daily Rate (in dollars)
Europe	506	380
North America	300	295
Rest of the world	213	174
Worldwide	357	291
Rooms Sold (in thousands)
Europe	45	49
North America	35	30
Rest of the world	32	38
Worldwide	112	117
RevPAR (in dollars)
Europe	314	268
North America	204	195
Rest of the world	83	80
Worldwide	194	172
			Change %
			Dollars	Local Curency
Same Store RevPAR (in dollars)
Europe	313	265	18%	-4%
North America	200	196	2%	2%
Rest of the world	83	80	4%	-10%
Worldwide	190	170	12%	-4%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $12.8 million, or 16%, from $79.1 million in the three months ended June 30, 2002 to $91.9 million in the three months ended June 30, 2003. Hotels and restaurants revenue increased by $11.9 million, or 18%, from $65.7 million in the three months ended June 30, 2002 to $77.6 million in the three months ended June 30, 2003.

        Tourist trains and cruises revenue increased by $0.9 million, or 7%, from $13.4 million for the three months ended June 30, 2002 to $14.3 million for the three months ended June 30, 2003. This was due to revenue being collected in euros and other currencies which were substantially stronger against the U.S. dollar in the quarter compared to the same quarter in the prior year. Underlying revenue on the Venice Simplon-Orient-Express was down $1.2 million primarily as the Iraq war adversely impacted the key booking period and there were less American guests travelling on the train to and from Paris due to the U.S.-France political situation. The cruise ship and train located in Asia (Road to Mandalay and the 25%-owned Eastern and Oriental Express) were also negatively impacted in the quarter primarily due to the SARS epidemic.

        The revenue increase for hotels and restaurants was mainly due to an increase at OEH's owned hotels of $11.4 million, or 20%, from $57.2 million in the three months ended June 30, 2002 to $68.6 million in the three months ended June 30, 2003. The revenue from hotel management and part ownership interests increased by $1.0 million, or 28%, from $3.6 million in the three months ended June 30, 2002 to $4.6 million in the three months ended June 30, 2003, which was mainly due to management fees and share of earnings of the Hotel Ritz in Madrid acquired in April 2003. The revenue from restaurants decreased by $0.5 million, or 10%, from $5.0 million in the three months ended June 30, 2002 to $4.5 million in the three months ended June 30, 2003. This was mainly due to the smoking ban introduced in New York City and reduced Wall Street corporate entertaining, both adversely affecting '21' Club.

        The change in revenue and EBITDA at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $7.2 million, or 23%, from $31.1 million for the three months ended June 30, 2002 to $38.3 million for the three months ended June 30, 2003. Same Store RevPAR decreased by 4% in local currencies in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The components of this were a 12% reduction in occupancy offset by an increase in average daily rate. Expressed in U.S. dollars, the RevPAR change translated to an increase of 18% as the euro was substantially stronger against the U.S. dollar in the three months ended June 30, 2002. Also, the Easter holiday falling in the 2003 second quarter benefited the period.

        The EBITDA in U.S. dollars of the region increased by $2.5 million, or 22%, from $11.4 million in the three months ended June 30, 2002 to $13.9 million in the three months ended June 30, 2003. As indicated above, this increase was largely attributable to the strengthening euro. Expressed in euros, revenue for the three months ended June 30, 2002 was approximately €34.0 million compared to approximately €33.9 million for the three months ended June 30, 2003, and the EBITDA was approximately €12.4 million against approximately €12.3 million. Overall the European properties held their own in what was a flat quarter in terms of local currency.

        OEH's European hotels have relatively low business from U.S.-based tour operators and conference and incentive organizers, with most of OEH's U.S. customers being fully independent travellers who, it is believed, are less price sensitive than group business and their travel plans are less affected by the stronger euro.

        North America.    Revenue increased by $3.4 million, or 24%, from $14.2 million in the three months ended June 30, 2002 to $17.6 million in the three months ended June 30, 2003. Approximately $3.0 million of the revenue increase was mainly attributable to Maroma Resort and Spa, an acquisition made in 2002, and the Inn at Perry Cabin which was closed during the second quarter last year. The Inn at Perry Cabin has now re-opened with the addition of 40 new rooms doubling its size.

        The EBITDA of the North American properties was $3.6 million in the three months ended June 30, 2003, the same as the previous year's period. The revenue increases attributable to Maroma Resort and Spa and the Inn at Perry Cabin in the quarter over the same quarter last year did not convert into additional EBITDA because Maroma was in its seasonal low period and the Inn at Perry Cabin had additional costs with the expectation of increased occupancy of the new rooms going forward. These two hotels have good prospects for the future, and OEH's established hotels have stabilized their earnings in the quarter with same store RevPAR for the North American region increasing by 2% in the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

        Rest of the World.    Revenue increased by $0.7 million, or 6%, from $11.9 million in the three months ended June 30, 2002 to $12.6 million in the three months ended June 30, 2003. The same store RevPAR for the rest of the world region decreased by 10% in local currencies in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The Australian properties were badly affected by the SARS epidemic as business persons who would usually travel to Australia with a stop-over in Asia cancelled their trips. Bora Bora Lagoon Resort was also impacted by being perceived as an Asian destination. For the South African properties the second quarter is traditionally a seasonally low quarter although the revenue earned at the properties when translated into U.S. dollars benefited from the strength of the rand. With the operating costs also being incurred in rand, however, this translated into an increased seasonal loss. The same store RevPAR change translated to a 4% increase when expressed in U.S. dollars primarily due to the stronger South African rand.

        The EBITDA of the rest of the world properties declined by $1.4 million, or 80%, from $1.8 million for the three months ended June 30, 2003 to $0.4 million for the three months ended June 30, 2002.

Depreciation and Amortization

        Depreciation and amortization increased by $1.6 million, or 32%, from $4.9 million in the three months ended June 30, 2002 to $6.5 million in the three months ended June 30, 2003, primarily due to the effect of acquisitions and capital expenditures in 2002 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating Expenses

        Operating expenses increased by $7.1 million, or 19%, from $36.5 million in the three months ended June 30, 2002 to $43.6 million in the three months ended June 30, 2003. This was mainly due to the weakness of the U.S. dollar, particularly against the euro, in the quarter compared to the same quarter last year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $6.1 million, or 31%, from $19.8 million in the three months ended June 30, 2002 to $25.9 million in the three months ended June 30, 2003. This was mainly due to the weakness of the U.S. dollar, particularly against the euro, in the quarter compared to the same quarter last year.

Earnings from Operations before Net Finance Costs

        Earnings from operations decreased by $2.0 million, or 11%, from $17.9 million in the three months ended June 30, 2002 to $15.9 million in the three months ended June 30, 2003. These results were impacted in the three months ended June 30, 2003 by the non-recurring events of the war in Iraq and the SARS epidemic. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs increased by $0.2 million, or 4%, from $4.5 million in the three months ended June 30, 2002 to $4.7 million in the three months ended June 30, 2003. OEH has benefited from the effect of lower interest rates, which has been offset by the increases in debt relating to capital expenditures and acquisitions in 2002 and 2003.

Taxes on Income

        The provision for income taxes remained the same at $1.8 million in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax charge was attributable to income tax incurred by subsidiaries operating in jurisdictions that impose an income tax.

Net Earnings

        Net earnings decreased by $2.2 million, or 19%, from a profit of $11.6 million in the three months ended June 30, 2002 to a profit of $9.4 million in the three months ended June 30, 2003. Net earnings represent earnings from operations less net finance costs and provision for income taxes.

Outlook

        In terms of forward bookings, customer reservation lead-time is still very short. For the third quarter of 2003, bookings are currently behind where they stood at the same time last year. However, the owned hotels results should benefit in the third quarter from the strong euro, and managed and partly-owned hotels should benefit from the Ritz Madrid acquisition. The trains and cruises segment is currently expected to have a difficult third quarter with bookings well down on the same time last year. Forward bookings of the hotels for the fourth quarter of 2003 are currently ahead of where they stood at the same time last year.

Six Months ended June 30, 2003 compared to
Six Months ended June 30, 2002

        OEH's operating results for the six months ended June 30, 2003 and 2002, expressed as a percentage of revenue and earnings from unconsolidated companies, were as follows:

	Six months ended June 30,
	2003	2002
	%
Revenue and earnings from unconsolidated companies:
Hotels and restaurants	87	86
Tourist trains and cruises	13	14

	100	100
Expenses:
Depreciation and amortization	8	7
Operating	49	46
Selling, general and administrative	32	30
Net finance costs	6	7

Earnings before income taxes	5	10
Provision for income taxes	1	1

Net earnings as a percentage of total revenue	4	9

        EBITDA of OEH's operations for the six months ended June 30, 2003 and 2002 are analyzed as follows, including a reconciliation to earnings from operations before net finance costs (dollars in millions):

		Six months ended June 30,
		2003	2002
EBITDA:
Hotels and restaurants
Owned hotels	—Europe	$12.0	$10.9
	—North America	8.9	9.1
	—Rest of world	5.5	6.4
	Hotel management interests	7.0	6.0
	Restaurants	1.1	2.3
Tourist trains and cruises		1.2	2.9
Central overheads		(5.9)	(5.1)

Total EBITDA		29.8	32.5
]Depreciation and amortization		(11.9)	(9.2)

Earnings from operations before net finance costs		$17.9	$23.3

        Operating information for OEH's owned hotels for the six months ended June 30, 2003 and 2002 is as follows:

	Six months ended June 30,
	2003	2002
Average Daily Rate (in dollars)
Europe	432	323
North America	339	338
Rest of the world	228	178
Worldwide	327	270
Rooms Sold (in thousands)
Europe	67	75
North America	70	60
Rest of the world	79	88
Worldwide	216	223
RevPAR (in dollars)
Europe	236	211
North America	232	235
Rest of the world	105	93
Worldwide	179	163
			Change %
			Dollars	Local Curency
Same Store RevPAR (in dollars)
Europe	235	206	14%	-7%
North America	232	238	-2%	-2%
Rest of the world	105	93	14%	-1%
Worldwide	173	160	8%	-4%

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $20.7 million, or 16%, from $132.8 million in the six months ended June 30, 2002 to $153.5 million in the six months ended June 30, 2003. Hotels and restaurants revenue increased by $18.9 million, or 17%, from $114.2 million in the six months ended June 30, 2002 to $133.1 million in the six months ended June 30, 2003, and tourist trains and cruises increased by $1.8 million, or 10%, from $18.6 million for the six months ended June 30, 2002 to $20.4 million for the six months ended June 30, 2003.

        The revenue increase for hotels and restaurants was due to a increase at OEH's owned hotels of $19.3 million, or 20%, from $98.6 million in the six months ended June 30, 2002 to $117.9 million in the six months ended June 30, 2003. Excluding the effect of acquisitions, the revenue increase was $12.9 million, or 13%, from $98.6 million in the six months ended June 30, 2002 to $111.5 million in the six months ended June 30, 2003. Overall, OEH's same store RevPAR at its owned hotels increased by 8% in U.S. dollars in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The revenue increase for hotel management interests was $1.0 million, or 16%, from $6.0 million in the six months ended June 30, 2002 to $7.0 million in the six months ended June 30, 2003. The revenue decrease at OEH's restaurants was $1.4 million, or 14%, from $9.6 million in the six months ended June 30, 2002 to $8.2 million in the six months ended June 30, 2003 which was mainly due to the '21' Club.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $9.6 million, or 23%, from $41.4 million for the six months ended June 30, 2002 to $51.0 million for the six months ended June 30, 2003. The acquisition of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England, during the first quarter of 2002 accounted for $1.8 million. Excluding the effect of these acquisitions, revenue increased by $7.8 million. Same Store RevPAR decreased by 7% in local currencies in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This translates to an increase of 14% in U.S. dollars as the euro was significantly stronger against the U.S. dollar in the period compared to the comparable period in the prior year.

        North America.    Revenue increased by $6.1 million, or 20%, from $30.8 million in the six months ended June 30, 2002 to $36.9 million in the six months ended June 30, 2003. The acquisition of a 75% interest in Maroma Resort and Spa in Mexico accounted for $4.6 million. Excluding the effect of this acquisition, revenue increased by $1.5 million. Same store RevPAR for the North American region decreased by 2% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

        Rest of the World.    Revenue increased by $3.6 million, or 14%, from $26.4 million in the six months ended June 30, 2002 to $30.0 million in the six months ended June 30, 2003. The same store RevPAR for the rest of the world region decreased by 1% in local currencies in the six months ended June 30, 2003 compared to the six months ended June 30, 2002 but, when translated to U.S. dollars, increased by 14% primarily as the South African rand was significantly stronger against the U.S. dollar in the period over the comparable period in 2002.

Depreciation and Amortization

        Depreciation and amortization increased by $2.6 million, or 29%, from $9.3 million in the six months ended June 30, 2002 to $11.9 million in the six months ended June 30, 2003, primarily due to the effect of acquisitions as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating Expenses

        Operating expenses increased by $13.2 million, or 22%, from $61.3 million in the six months ended June 30, 2002 to $74.5 million in the six months ended June 30, 2003. Excluding the effect of acquisitions, operating expenses increased by $10.6 million, which was mainly due to the weakness of the U.S. dollar in the period compared to the prior year period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $10.3 million, or 26%, from $38.9 million in the six months ended June 30, 2002 to $49.2 million in the six months ended June 30, 2003. Excluding the effect of acquisitions, selling, general and administrative expenses increased by $8.9 million, which was mainly due to the weakness of the U.S. dollar in the period compared to the prior year period.

Earnings from Operations

        Earnings from operations decreased by $5.4 million, or 23%, from $23.2 million in the six months ended June 30, 2002 to $17.8 million in the six months ended June 30, 2003.

Net Finance Costs

        Net finance costs increased by $0.3 million, or 3%, from $9.4 million in the six months ended June 30, 2002 to $9.7 million in the six months ended June 30, 2003.

Taxes on Income

        The provision for income taxes decreased by $0.6 million, or 30%, from $1.9 million in the six months ended June 30, 2002 to $1.3 million in the six months ended June 30, 2003. The decrease was mainly due to the reduced profitability of some of OEH's taxpaying subsidiaries.

Net Earnings

        Net earnings decreased by $5.2 million, or 43%, from $12.0 million in the six months ended June 30, 2002 to $6.8 million in the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        OEH had cash and cash equivalents of $17.8 million at June 30, 2003, $20.1 million less than the $37.9 million at December 31, 2002. At June 30, 2003 and December 31, 2002, the undrawn amounts available to OEH under its short-term lines of credit were $17.7 million and $22.8 million, respectively. In addition, OEH has committed facilities undrawn of $87.0 million. Therefore, its total cash and availability at June 30, 2003 was $122.5 million including the undrawn short-term lines and undrawn committed facilities.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $59.7 million at June 30, 2003, a decrease in the working capital of $32.5 million from a deficit of $27.2 million at December 31, 2002. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $7.6 million, of which $20.0 million was due to a reduction in cash offset by $10.1 million due to an increase in accounts receivable and prepaid expenses and other receivable and $2.3 million to an increase in inventories;

  •
  an increase in current liabilities (less current portion of long-term debt) of $21.8 million, of which $12.8 million was due to increased accounts payable and accrued liabilities, $1.4 million was due to increased deferred revenue and $7.6 million due to increased drawings under working capital facilities; and

  •
  an increase in the current portion of long-term debt of $3.0 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities increased by $3.8 million to a $16.5 million cash surplus for the six months ended June 30, 2003, from cash provided by operating activities of a surplus of $12.6 million for the six months ended June 30, 2002. Of the increase, $9.0 million was mainly attributable to reduced working capital partly offset by reduced earnings of $5.2 million.

        Investing Activities.    Cash used in investing activities decreased by $0.5 million to $76.8 million for the six months ended June 30, 2003, compared to $77.3 million for the six months ended June 30, 2002. The principal component of this decrease was a $0.3 million decrease in expenditure on acquisitions and investments during the current period from $78.0 million to $77.7 million.

        Financing Activities.    Cash provided by financing activities for the six months ended June 30, 2003 was $39.5 million, compared to cash provided by financing activities of $50.0 million for the six months ended June 30, 2002, a reduction of $10.5 million. In the six months ended June 30, 2003, OEH had proceeds from borrowings under long-term debt of $54.3 million compared to proceeds of $49.9 million for the six months ended June 30, 2002. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

        Capital Commitments.    There were $5.5 million of capital commitments outstanding as of June 30, 2003.

Indebtedness

        At June 30, 2003, OEH had $519.8 million of long-term debt and capital lease obligations secured by assets ($502.0 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 4.29%. See Note 4 to the Financial Statements regarding the maturity of long-term debt. See also Note 11 regarding a $154 million loan facility put in place in July 2003.

        Approximately 45% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At June 30, 2003, OEH had all its borrowings in floating rates.

Liquidity

        OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. Expansions and capital improvements currently under consideration for 2004 and the rest of 2003 include the Ritz Hotel, Madrid, La Residencia, Maroma Resort and Spa, Windsor Court, and Hotel Caruso. At June 30, 2003, OEH had capital commitments of $5.5 million overall relating to a number of projects.

        OEH expects to have available cash from operations and appropriate debt finance (including the new $154 million loan facility in July 2003) sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2.0 million based on borrowings at June 30, 2003. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first quarter of 2003 from those described in the Company's 2002 Form 10-K annual report.

RECENT ACCOUNTING PRONOUNCEMENTS

        As of June 30, 2003, the Company's significant accounting policies and estimates, which are described in Notes 1, 4, and 14 to the financial statements in the Company's 2002 Form 10-K annual report, have not changed from December 31, 2002, except for the adoption of the following pronouncements referred to in that report. On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN No. 45 and SFAS No. 146 did not have a material effect on OEH's consolidated financial statements.

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

        Finally, in May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. Management does not expect the adoption of this standard will have a material effect on OEH's financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

        For a discussion of these, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2002 Form 10-K annual report.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 and found no material deficiencies or weaknesses.

PART II—OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

        The Company convened and held an annual general meeting of shareholders on June 2, 2003. The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, James B. Hurlock, J. Robert Lovejoy, Daniel J. O'Sullivan, Georg R. Rafael, James B. Sherwood and Simon M.C. Sherwood as Directors of the Company and (ii) duly appointed Deloitte & Touche LLP as the Company's independent auditor. The number of votes on each matter was as follows:

        (i)    Election of directors:

	For	Authority Withheld
J.D. Campbell	22,726,338	306,606
J.B. Hurlock	22,784,538	248,406
J.R. Lovejoy	22,784,538	248,406
D.J. O'Sullivan	22,759,638	273,306
G.R. Rafael	22,798,598	234,346
J.B. Sherwood	22,726,338	306,606
S.M.C. Sherwood	22,765,418	267,526

        (ii)   Appointment of auditor: For 22,942,753, Against 75,901, and Abstain 14,290.

ITEM 6.    Exhibits and Reports on Form 8-K

        (a)   Exhibits.    The index to exhibits appears below, on the page immediately following the signature page to this report.

        (b)   Reports on Form 8-K.    During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports:

Date of Report	Item No.	Description
April 8, 2003	5	Purchase of Company shares by James B. Sherwood, Chairman.
May 9, 2003	7 and 12	Excerpts from 2002 annual shareholders report of the Company.
May 9, 2003	7 and 12	First quarter 2003 earnings news release of the Company.
June 3, 2003	7 and 12	Slides shown at investor presentation of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
By:	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: August 14, 2003

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

10
Agreement for €135 Million Term and Multi-Currency Revolving Credit Facility between the Company and Barclays Bank PLC dated July 1, 2003.

Rule 13a-14(a)/15d-14(a) Certifications.

Section 1350 Certification.

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
SIGNATURES
EXHIBIT INDEX