Form 10-Q
period 2003-09-30
ORIENT EXPRESS HOTELS LTD
filed 2003-11-12
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0223493 (I.R.S. Employer Identification No.)
22 Victoria Street P.O. Box HM 1179 Hamilton HMEX, Bermuda (Address of principal executive offices)	(Zip Code)
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

        As of October 31, 2003, 28,340,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2003 (unaudited)	December 31, 2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$53,452	$37,860
Accounts receivable, net of allowances of $700 and $592	57,561	46,234
Prepaid expenses and other	11,392	9,090
Inventories	26,205	22,838

Total current assets	148,610	116,022
Property, plant and equipment, net of accumulated depreciation of $126,675 and $101,238	827,140	757,402
Investments	138,124	85,159
Goodwill	29,529	29,529
Other assets	11,667	10,420

	$1,155,070	$998,532

Liabilities and Shareholders' Equity
Working capital facilities	$33,530	$23,800
Accounts payable	23,748	20,271
Accrued liabilities	56,997	46,831
Deferred revenue	18,076	15,107
Current portion of long-term debt and capital leases	68,197	37,243

Total current liabilities	200,548	143,252
Long-term debt and obligations under capital lease	499,750	421,773
Deferred income taxes	4,010	3,330

	704,308	568,355

Minority interest	3,891	3,695

Shareholders' equity:
Preferred shares $0.01 par value (30,000,000 shares authorized):
Issued—nil	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—28,340,601	283	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	226,963	226,963
Retained earnings	243,866	228,875
Accumulated other comprehensive loss, net of income taxes	(24,265)	(29,663)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	446,871	426,482

Commitments and contingencies	—	—

	$1,155,070	$998,532

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Three months ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$88,492	$80,602
Earnings from unconsolidated companies	2,641	2,486

	91,133	83,088

Expenses:
Depreciation and amortization	6,736	5,105
Operating	43,733	38,942
Selling, general and administrative	26,326	23,250

Total expenses	76,795	67,297

Earnings from operations before net finance costs	14,338	15,791
Interest expense, net	(5,460)	(5,349)
Interest and related income	860	34

Net finance costs	(4,600)	(5,315)

Earnings before income taxes	9,738	10,476
Provision for income taxes	1,558	1,363

Net earnings	$8,180	$9,113

Net earnings per class A and class B common share:
Basic and diluted	$0.27	$0.30

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations (unaudited)

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$238,155	$209,016
Earnings from unconsolidated companies	6,454	6,836

	244,609	215,852

Expenses:
Depreciation and amortization	18,679	14,355
Operating	118,213	100,263
Selling, general and administrative	75,571	62,207

Total expenses	212,463	176,825

Earnings from operations before net finance costs	32,146	39,027
Interest expense, net	(15,267)	(15,197)
Interest and related income	967	515

Net finance costs	(14,300)	(14,682)

Earnings before income taxes	17,846	24,345
Provision for income taxes	2,855	3,228

Net earnings	$14,991	$21,117

Net earnings per class A and class B common share:
Basic and diluted	$0.49	$0.69

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (unaudited)

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$14,991	$21,117

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,679	14,355
Undistributed earnings of affiliates	(1,807)	(1,639)
Other non-cash items	387	2,689
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in accounts receivable, prepaid expenses and other	(6,517)	(2,680)
Increase in inventories	(1,724)	(1,200)
Increase/(decrease) in accounts payable, accrued liabilities and deferred revenue	2,690	(1,137)

Total adjustments	11,708	10,388

Net cash provided by operating activities	26,699	31,505

Cash flows from investing activities:
Capital expenditures	(44,361)	(45,006)
Acquisitions and investments, net of cash acquired	(50,861)	(61,690)
Proceeds from sale of fixed assets and other	1,380	—

Net cash used in investing activities	(93,842)	(106,696)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	7,705	11,400
Issuance of long-term debt	104,095	86,165
Principal payments under long-term debt	(30,792)	(24,642)

Net cash provided by financing activities	81,008	72,923

Effect of exchange rate changes on cash	1,727	760

Net increase/(decrease) in cash and cash equivalents.	15,592	(1,508)
Cash and cash equivalents at beginning of period	37,860	57,863

Cash and cash equivalents at end of period	$53,452	$56,355

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Shareholders' Equity (unaudited)

	Preferred Shares at Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
	(Dollars in thousands)
Balance, January 1, 2003	$—	$283	$205	$226,963	$228,875	$(29,663)	$(181)
Comprehensive income:
Net earnings on common shares for the period					14,991			$14,991
Other comprehensive income						5,398		5,398

								$20,389

Balance, September 30, 2003	$—	$283	$205	$226,963	$243,866	$(24,265)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Basis of financial statement presentation

(a)   Accounting policies

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At September 30, 2003, Sea Containers Ltd., a Bermuda company ("SCL"), owned 47% of the equity shares in the Company.

        For a description of significant accounting policies and basis of presentation, see Notes 1, 4 and 14 to the consolidated financial statements in the 2002 Form 10-K annual report. "SFAS" means Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2003 and 2002, which are all of a normal recurring nature, have been reflected in the information provided.

(b)   Net earnings per share

        The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Nine months ended September 30,
	2003	2002
Basic	30,800	30,800
Effect of dilution	—	—

Diluted	30,800	30,800

        For the nine months ended September 30, 2003 and 2002, the anti-dilutive effect of stock options on 155,121 and 62,299 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

	Three months ended September 30,
	2003	2002
Basic	30,800	30,800
Effect of dilution	53	—

Diluted	30,853	30,800

        For the three months ended September 30, 2003 and 2002, the anti-dilutive effect of stock options on 68,946 and 182,750 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)   Derivative financial instruments

        As reported in Note 1(s) to the financial statements in the 2002 Form 10-K annual report, the Company adopted with effect on January 1, 2001, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, No. 138 and No. 149. For the nine months ended September 30, 2003 and 2002, the change in the fair market value of derivative instruments resulted in a charge of $65,000 and a credit of $1,756,000, respectively, to other comprehensive income.

        The components of comprehensive income are as follows (dollars in thousands):

	Nine months ended September 30,
	2003	2002
Net earnings on common shares	$14,991	$21,117
Other comprehensive income/(loss):
Foreign currency translation adjustments	5,463	1,796
Changes in fair value of derivatives	(65)	1,756

Comprehensive income	$20,389	$24,669

(d)   Goodwill

        OEH's goodwill relates to its hotels and restaurants business segment. There were no changes in the carrying amount of goodwill for the three and nine-month periods ended September 30, 2003.

(e)   Stock-based compensation

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

		Nine months ended September 30,
		2003	2002
Net earnings on common shares:
As reported		$14,991	$21,117
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(757)	(287)

Pro forma		$14,234	$20,830

Basic and diluted earnings per share:
As reported:
	Basic and diluted	$0.49	$0.69

Pro forma:
	Basic and diluted	$0.46	$0.68

		Three months ended September 30,
		2003	2002
Net earnings on common shares:
As reported		$8,180	$9,113
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(283)	(96)

Pro forma		$7,897	$9,017

Basic and diluted earnings per share:
As reported:
	Basic and diluted	$0.27	$0.30

Pro forma:
	Basic and diluted	$0.26	$0.29

        The pro forma figures in the preceding tables may not be representative of pro forma amounts in future years.

(f)    Reclassifications

        Certain items in 2002 have been reclassified to conform to the 2003 presentation.

2.     Acquisitions and investments

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat'Saisons in Oxfordshire, England for a total of approximately $40,000,000. The price was paid largely with bank mortgage finance.

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

        In addition, on April 25, 2003, OEH acquired a 50% interest in the Hotel Ritz in Madrid, Spain through a 50/50 joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by bank loans. Subsidiaries of the Company are obligated on $27,000,000 of these loans until the completion of various legal procedures in Spain, which are expected to take about nine months after the purchase, when the debt would be entirely non-recourse to OEH. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel. This investment is accounted for under the equity method of accounting.

        Summarized financial data for OEH's unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
Current assets	$55,043	$33,214
Property, plant and equipment, net	228,886	185,816
Other assets	3,861	4,129

Total assets	$287,790	$223,159

Current liabilities	$37,626	$28,864
Long-term debt	132,824	98,829
Other liabilities	56,933	69,270
Total shareholders'equity	60,407	26,096

Total liabilities and shareholders' equity	$287,790	$223,159

	Nine months ended September 30,
	2003	2002
Revenue	$74,991	$66,698

Earnings from operations before net finance costs	$9,661	$8,457

Net earnings	$(606)	$(1,538)

3.     Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
Freehold and leased land and buildings	$694,009	$630,638
Machinery and equipment	128,281	123,716
Fixtures, fittings and office equipment	115,271	88,056
River cruiseship	16,254	16,230

	953,815	858,640
Less: accumulated depreciation	(126,675)	(101,238)

	$827,140	$757,402

        At September 30, 2003, the balance under capital lease for land and buildings was $10,138,000 (December 31, 2002—$9,527,000), for machinery and equipment $2,228,000 (December 31, 2002—$2,039,000), and for fixtures and fittings $979,000 (December 31, 2002—$945,000). Accumulated depreciation related to assets under capital lease at September 30, 2003 was $1,380,000 (December 31, 2002—$1,075,000).

4.     Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 3.96% and 4.30%, respectively, primarily based on LIBOR	$546,965	$440,357
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 2.77% and 3.47%, respectively, based on LIBOR	3,000	4,000
Obligations under capital lease	17,982	14,659

	567,947	459,016
Less: current portion	68,197	37,243

	$499,750	$421,773

        Certain credit agreements of OEH have restrictive covenants. At September 30, 2003, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends. See also Note 11.

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

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2003 (dollars in thousands):

Year ending December 31,
2004	$11,542
2005	59,560
2006	106,494
2007	97,248
2008 and thereafter	224,906

$499,750

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5.     Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

	Nine months ended September 30, 2003
	Current	Deferred	Total
United States	$466	$50	$516
Other foreign	2,049	290	2,339

	$2,515	$340	$2,855

	Nine months ended September 30, 2002
	Current	Deferred	Total
United States	$788	$386	$1,174
Other foreign	1,816	238	2,054

	$2,604	$624	$3,228

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	September 30, 2003	December 31, 2002
Gross deferred tax assets	$58,085	$58,145
Less: Valuation allowance	(37,198)	(37,198)

Net deferred tax assets	20,887	20,947
Deferred tax liabilities	(24,897)	(24,277)

Net deferred tax liabilities	$(4,010)	$(3,330)

        The deferred tax assets consist of tax loss carryforwards and the future tax benefits of accrued pension costs recognized in other comprehensive income. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.     Supplemental cash flow information

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Cash paid for:
Interest	$13,771	$15,236
Income taxes	$2,401	$3,640
In conjunction with acquisitions and investments (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows (dollars in thousands):
Fair value of assets acquired	$49,777	$59,264
Cash paid	(22,000)	(47,500)

Liabilities assumed	$27,777	$11,764

7.     Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
Foreign currency translation adjustments	$(24,017)	$(29,480)
Net change on derivative financial instruments	1,258	1,323
Minimum pension liability, net of tax	(1,506)	(1,506)

	$(24,265)	$(29,663)

8.     Commitments

        Outstanding contracts to purchase fixed assets were approximately $2,800,000 at September 30, 2003 (December 31, 2002—$10,100,000).

9.     Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2002 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

		Nine months ended September 30,
		2003	2002
Revenue and earnings from unconsolidated companies:
Hotels and restaurants
Owned hotels	—Europe	$96,637	$80,985
	—North America	49,778	42,928
	—Rest of world	43,256	39,397
Hotel management/part ownership interests		10,010	8,883
Restaurants		10,757	11,725

		210,438	183,918
Tourist trains and cruises		34,171	31,934

		$244,609	$215,852

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests		$4,980	$5,017
Restaurants		(23)	(145)

		4,957	4,872
Tourist trains and cruises		1,497	1,964

		$6,454	$6,836

Depreciation and amortization:
Hotels and restaurants
Owned hotels	—Europe	$6,669	$5,114
	—North America	4,358	3,134
	—Rest of world	4,968	3,862
Restaurants		448	378

		16,443	12,488
Tourist trains and cruises		2,236	1,867

		$18,679	$14,355

Earnings from operations before net finance costs:
Hotels and restaurants
Owned hotels	—Europe	$24,206	$22,332
	—North America	4,471	5,643
	—Rest of world	1,395	5,331
Hotel management/part ownership interests		10,010	8,883
Restaurants		212	1,259

		40,294	43,448
Tourist trains and cruises		881	3,636

		41,175	47,084
Central selling, general and administrative costs		(9,029)	(8,057)

		32,146	39,027
Net finance costs		(14,300)	(14,682)

Earnings before income taxes		17,846	24,345
Provision for income taxes		(2,855)	(3,228)

Net earnings		$14,991	$21,117

Capital expenditure:
Hotels and restaurants
Owned hotels	—Europe	$13,178	$14,545
	—North America	16,623	17,043
	—Rest of world	11,612	10,690
Restaurants		787	1,561
Hotel management/part ownership interests		—	—

		42,200	43,839
Tourist trains and cruises		2,161	1,167

		$44,361	$45,006

		September 30, 2003	December 31, 2002
Identifiable assets:
Hotels and restaurants
Owned hotels	—Europe	$436,000	$325,566
	—North America	220,835	213,886
	—Rest of world	291,456	259,952
Hotel management/part ownership interests		72,710	72,904
Restaurants		35,447	29,796

		1,056,448	902,104
Tourist trains and cruises		98,622	96,428

		$1,155,070	$998,532

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Nine months ended September 30,
	2003	2002
Revenue:
Europe	$126,422	$107,759
North America	63,965	57,862
Rest of world	47,768	43,395

	$238,155	$209,016

	September 30, 2003	December 31, 2002
Long-lived assets at book value:
Europe	$420,666	$334,008
North America	293,507	285,772
Rest of world	280,620	252,310

	$994,793	$872,090

10.   Related party transactions

        For the nine months ended September 30, 2003, OEH paid subsidiaries of SCL $3,421,000 (2002—$4,547,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        SCL has guaranteed since 2000 a bank loan of OEH in the principal amount of $18,579,000 outstanding at September 30, 2003 (December 31, 2002—$112,854,000).

        OEH guarantees a $3,000 000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the nine months ended September 30, 2003, OEH earned $2,933,000 (2002—$3,122,000) in management fees and $4,647,000 (2002—$5,197,000) in interest income on partnership and other loans.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the nine months ended September 30, 2003, OEH earned management and guarantee fees of $1,200,000 (2002—$969,000) and loan interest of $159,000 (2002—$255,000) from the joint ventures. At September 30, 2003, loans to the hotels aggregated $5,000,000, bear interest at a spread over LIBOR and come due in 2003 and 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest on April 25, 2003 (see Note 2) and is accounted for under the equity method. For the nine months ended September 30, 2003, OEH earned $687,000 (2002—$nil) in management fees.

11.   Subsequent events

        On November 6, 2003, OEH announced the sale of its Hotel Quinta do Lago in the Algarve region of Portugal at a price of $40,000,000 paid in cash. This transaction will result in a gain which will be recognized in the fourth quarter of 2003. At the same time, OEH announced the filing of a registration statement for a proposed offering of 3,000,000 class A common shares of the Company, with an additional 450,000 shares available to cover an over-allotment option. The primary purpose of the hotel sale and sale of common shares is to raise additional capital for purchase of hotels and related businesses and to fund investment in some of OEH's existing owned properties.

        On November 11, 2003, OEH announced an initial quarterly cash dividend payable on the Company's common shares of 2.5 cents per share commencing January 20, 2004 to holders of record on January 5, 2004.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

Three Months ended September 30, 2003 compared to
Three Months ended September 30, 2002

        OEH's operating results for the three months ended September 30, 2003 and 2002, expressed as a percentage of revenue and earnings from unconsolidated companies, were as follows:

	Three months ended September 30,
	2003	2002
	%
Revenue and earnings from unconsolidated companies:
Hotels and restaurants	85	84
Tourist trains and cruises	15	16

	100	100
Expenses:
Depreciation and amortization	7	6
Operating	48	47
Selling, general and administrative	29	28
Net finance costs	5	6

Earnings before income taxes	11	13
Provision for income taxes	2	2

Net earnings as a percentage of total revenue	9	11

        The earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended September 30, 2003 and 2002 are analyzed as follows, including a reconciliation to net earnings (dollars in millions):

		Three months ended September 30,
		2003	2002
EBITDA:
Hotels and restaurants
Owned hotels	—Europe	$19.0	$16.6
	—North America	(0.1)	(0.3)
	—Rest of world	0.9	2.8
	Hotel management & part ownership interests	3.0	2.8
	Restaurants	(0.5)	(0.7)
Tourist trains and cruises		1.9	2.5
Central overheads		(3.1)	(2.8)

Total EBITDA		21.1	20.9
Depreciation and amortization		(6.7)	(5.1)

Earnings from operations before net finance costs		14.4	15.8
Net finance costs		(4.6)	(5.3)
Provision for income taxes		(1.6)	(1.4)

Net earnings		$8.2	$9.1

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

        Operating information for OEH's owned hotels for the three months ended September 30, 2003 and 2002 is as follows:

	Three months ended September 30,
	2003	2002
Average Daily Rate (in dollars)
Europe	581	455
North America	253	249
Rest of the world	211	191
Worldwide	382	321
Rooms Sold (in thousands)
Europe	49	54
North America	30	28
Rest of the world	35	41

Worldwide	114	123
RevPAR (in dollars)
Europe	390	336
North America	151	147
Rest of the world	88	95
Worldwide	210	194
			Change %
			Dollars	Local Curency
Same Store RevPAR (in dollars)
Europe	389	335	16%	-1%
North America	142	137	4%	4%
Rest of the world	88	95	-7%	-21%
Worldwide	212	194	9%	-5%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Revenue

        Total revenue and earnings from unconsolidated companies increased by $8.0 million, or 10%, from $83.1 million in the three months ended September 30, 2002 to $91.1 million in the three months ended September 30, 2003. Hotels and restaurants revenue increased by $7.6 million, or 11%, from $69.8 million in the three months ended September 30, 2002 to $77.4 million in the three months ended September 30, 2003.

        Tourist trains and cruises revenue increased by $0.4 million, or 3%, from $13.3 million for the three months ended September 30, 2002 to $13.7 million for the three months ended September 30, 2003. EBITDA was lower in the current quarter, however, largely because of weakness of the Venice Simpon-Orient-Express.

        The revenue increase for hotels and restaurants was mainly due to an increase at OEH's owned hotels of $7.0 million, or 11%, from $64.8 million in the three months ended September 30, 2002 to $71.8 million in the three months ended September 30, 2003. The revenue from hotel management and part ownership interests increased by $0.1 million, or 5%, from $2.8 million in the three months ended September 30, 2002 to $2.9 million in the three months ended September 30, 2003, which was mainly due to management fees and share of earnings of the Hotel Ritz in Madrid since April 2003, partly offset by lower earnings from Charleston Place Hotel which was adversely impacted by Hurricane Isabel that led to the cancellation of some large conference groups. The revenue from restaurants increased by $0.4 million, or 18%, from $2.2 million in the three months ended September 30, 2002 to $2.6 million in the three months ended September 30, 2003.

        The change in revenue and EBITDA at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $6.1 million, or 15%, from $39.6 million for the three months ended September 30, 2002 to $45.7 million for the three months ended September 30, 2003. Same store RevPAR decreased by 1% in local currencies in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Expressed in U.S. dollars, the RevPAR change translated to an increase of 16% as the euro was substantially stronger against the U.S. dollar in the three months ended September 30, 2003. In euros, total revenue and EBITDA was the same in the three months ended September 30, 2003 and September 30, 2002.

        The EBITDA in U.S. dollars of the region increased by $2.4 million, or 15%, from $16.6 million in the three months ended September 30, 2002 to $19.0 million in the three months ended September 30, 2003. As outlined above, this increase was attributable to the stronger euro. In 2003, EBITDA was strong at the properties in Italy and Spain, weak in Portugal and France, and flat in the U.K.

        OEH's European hotels have relatively low business from U.S.- based tour operators and conference and incentive organizers, with most of OEH's U.S. customers being fully independent travellers who, it is believed, are less price sensitive than group business and their travel plans are less affected by the stronger euro.

        North America.    Revenue increased by $0.8 million, or 6%, from $12.1 million in the three months ended September 30, 2002 to $12.9 million in the three months ended September 30, 2003. Approximately $0.7 million of the revenue increase was mainly attributable to Maroma Resort and Spa, an acquisition made in 2002, and the Inn at Perry Cabin, which was partly closed during the third quarter last year whilst the property was being expanded with the addition of 40 new rooms, doubling the number of rooms at the property. The hotel re-opened earlier this year.

        The EBITDA of the North American properties was a loss of $0.1 million in the three months ended September 30, 2003, compared to a loss of $0.3 million in the three months ended September 30, 2002. The revenue increases attributable to Maroma Resort and Spa and the Inn at Perry Cabin in the quarter over the same quarter last year did not convert into additional EBITDA because Maroma was in its seasonal low period and the Inn at Perry Cabin had additional costs over the prior year period with the expectation of increased occupancy of the new rooms going forward. Hurricane Isabel in early September adversely impacted the results of the Inn at Perry Cabin in Maryland and Keswick Hall in Virginia with a high level of cancellations as the hurricane made its progress. This resulted in lost revenue of approximately $0.3 million in the quarter which would have largely converted to EBITDA.

        The same store RevPAR increased by 4% in the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

        Rest of the World.    Revenue increased by $0.2 million, or 2%, from $13.0 million in the three months ended September 30, 2002 to $13.2 million in the three months ended September 30, 2003. The same store RevPAR for the rest of the world region decreased by 21% in local currencies in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The third quarter is traditionally a period of seasonally low revenue as the regions' hotels are situated in the southern hemisphere. The South African rand was approximately 40% stronger against the U.S. dollar in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. This had the effect of reducing tourism to South Africa in a period of traditionally low seasonal demand. In local currency the revenue of OEH's South African hotels was approximately Rand 8 million lower in the three months ended September 30, 2003 compared to three months ended September 30, 2002. The same store RevPAR for the region overall translated to a 7% increase when expressed in U.S. dollars, again primarily due to the stronger South African rand.

        The EBITDA of the rest of the world properties declined by $1.9 million, or 69%, from $2.8 million for the three months ended September 30, 2003 to $0.9 million for the three months ended September 30, 2002. Approximately $0.7 million of this decline was attributable to the reduced revenue at the South African properties referred to above as well fewer guests at the Botswana game camps. A further $0.7 million of the decline was attributable to the Bora Bora Lagoon Resort, which continued to be impacted with negative sentiment towards travel to the Pacific region associated with the SARS virus, and to major works at that hotel and the Lilianfels in Australia. The Copacabana Palace largely accounted for the balance of the decline.

Depreciation and Amortization

        Depreciation and amortization increased by $1.6 million, or 32%, from $5.1 million in the three months ended September 30, 2002 to $6.7 million in the three months ended September 30, 2003, primarily due to the effect of acquisitions and capital expenditures in 2002 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating Expenses

        Operating expenses increased by $4.8 million, or 12%, from $38.9 million in the three months ended September 30, 2002 to $43.7 million in the three months ended September 30, 2003. This was mainly due to the weakness of the U.S. dollar, particularly against the euro, in the quarter compared to the same quarter last year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $3.1 million, or 13%, from $23.2 million in the three months ended September 30, 2002 to $26.3 million in the three months ended September 30, 2003. This was mainly due to the weakness of the U.S. dollar, particularly against the euro, in the quarter compared to the same quarter last year.

Earnings from Operations before Net Finance Costs

        Earnings from operations decreased by $1.5 million, or 9%, from $15.8 million in the three months ended September 30, 2002 to $14.3 million in the three months ended September 30, 2003. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs decreased by $0.7 million, or 13%, from $5.3 million in the three months ended September 30, 2002 to $4.6 million in the three months ended September 30, 2003. OEH has benefited from the effect of lower interest rates in the quarter compared to the prior year period, which has been partly offset by the increases in debt relating to capital expenditures and acquisitions in 2002 and 2003.

Taxes on Income

        The provision for income taxes increased by $0.2 million, or 14%, from $1.4 million in the three months ended September 30, 2002 compared to $1.6 million in the three months ended September 30, 2003. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax charge was attributable to income tax incurred by subsidiaries operating in jurisdictions that impose an income tax.

Net Earnings

        Net earnings decreased by $0.9 million, or 10%, from a profit of $9.1 million in the three months ended September 30, 2002 to a profit of $8.2 million in the three months ended September 30, 2003. Net earnings represent earnings from operations less net finance costs and provision for income taxes. Results in 2003 were adversely impacted by Hurricane Isabel in early September which led to booking cancellations at three of OEH's U.S. hotels.

Nine Months ended September 30, 2003 compared to
Nine Months ended September 30, 2002

        OEH's operating results for the nine months ended September 30, 2003 and 2002, expressed as a percentage of revenue and earnings from unconsolidated companies, were as follows:

	Nine months ended September 30,
	2003	2002
	%
Revenue and earnings from unconsolidated companies:
Hotels and restaurants	86	85
Tourist trains and cruises	14	15

	100	100
Expenses:
Depreciation and amortization	8	7
Operating	48	46
Selling, general and administrative	31	29
Net finance costs	6	7

Earnings before income taxes	7	11
Provision for income taxes	1	1

Net earnings as a percentage of total revenue	6	10

        EBITDA of OEH's operations for the nine months ended September 30, 2003 and 2002 are analyzed as follows, including a reconciliation to net earnings (dollars in millions):

Nine months ended September 30,
2003	2002
EBITDA:
Hotels and restaurants
Owned hotels	—Europe	$30.9	$27.4
—North America	8.8	8.8
—Rest of world	6.4	9.2
Hotel management & part ownership interests	10.0	8.9
Restaurants	0.7	1.6
Tourist trains and cruises	3.1	5.5
Central overheads	(9.1)	(8.0)

Total EBITDA	50.8	53.4
Depreciation and amortization	(18.7)	(14.4)

Earnings from operations before net finance costs	32.1	39.0
Net finance costs	(14.3)	(14.7)
Provision for incomes taxes	(2.9)	(3.2)

Net earnings	$14.9	$21.1

        Operating information for OEH's owned hotels for the nine months ended September 30, 2003 and 2002 is as follows:

	Nine months ended September 30,
	2003	2002
Average Daily Rate (in dollars)
Europe	495	380
North America	313	310
Rest of the world	223	182
Worldwide	346	289
Rooms Sold (in thousands)
Europe	117	128
North America	99	88
Rest of the world	114	129

Worldwide	330	345
RevPAR (in dollars)
Europe	294	259
North America	205	204
Rest of the world	100	93
Worldwide	189	174
			Change %
			Dollars	Local Curency
Same Store RevPAR (in dollars)
Europe	297	258	15%	-4%
North America	203	205	-1%	-1%
Rest of the world	100	93	7%	-8%
Worldwide	187	172	8%	-5%

Revenue

        Total revenue, including earnings from unconsolidated companies, increased by $28.7 million, or 13%, from $215.9 million in the nine months ended September 30, 2002 to $244.6 million in the nine months ended September 30, 2003. Hotels and restaurants revenue increased by $26.5 million, or 14%, from $183.9 million in the nine months ended September 30, 2002 to $210.4 million in the nine months ended September 30, 2003, and tourist trains and cruises increased by $2.2 million, or 7%, from $32.0 million for the nine months ended September 30, 2002 to $34.2 million for the nine months ended September 30, 2003.

        The revenue increase for hotels and restaurants was due to an increase at OEH's owned hotels of $26.4 million, or 16%, from $163.3 million in the nine months ended September 30, 2002 to $189.7 million in the nine months ended September 30, 2003. Overall, OEH's same store RevPAR at its owned hotels reduced by 5% in local currencies but with the impact of a weaker U.S. dollar increased by 8% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The revenue increase for hotel management and part-ownership interests was $1.1 million, or 13%, from $8.9 million in the nine months ended September 30, 2002 to $10.0 million in the nine months ended September 30, 2003. This revenue increase was primarily due to the management fee income from Hotel Ritz in Madrid and OEH's 50% ownership position in the hotel. The revenue decrease at OEH's restaurants was $1.0 million, or 8%, from $11.7 million in the nine months ended September 30, 2002 to $10.7 million in the nine months ended September 30, 2003 which was mainly due to the '21' Club.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $15.7 million, or 19%, from $81.0 million for the nine months ended September 30, 2002 to $96.7 million for the nine months ended September 30, 2003. The acquisition of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England, during the first quarter of 2002 accounted for $1.8 million. Excluding the effect of these acquisitions, revenue increased by $13.9 million. Same store RevPAR decreased by 4% in local currencies in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This translates to an increase of 15% in U.S. dollars as the euro was significantly stronger against the U.S. dollar in the period compared to the same period in the prior year.

        North America.    Revenue increased by $6.9 million, or 16%, from $42.9 million in the nine months ended September 30, 2002 to $49.8 million in the nine months ended September 30, 2003. The acquisition of a 75% interest in Maroma Resort and Spa in Mexico accounted for $3.7 million. Excluding the effect of this acquisition, revenue increased by $3.2 million. Same store RevPAR for the North American region decreased by 1% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

        Rest of the World.    Revenue increased by $3.9 million, or 10%, from $39.4 million in the nine months ended September 30, 2002 to $43.3 million in the nine months ended September 30, 2003. The same store RevPAR for the rest of the world region decreased by 8% in local currencies in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 but, when translated to U.S. dollars, increased by 7% primarily as the South African rand was significantly stronger against the U.S. dollar in the period over the comparable period in 2002.

Depreciation and Amortization

        Depreciation and amortization increased by $4.3 million, or 30%, from $14.4 million in the nine months ended September 30, 2002 to $18.7 million in the nine months ended September 30, 2003, primarily due to the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets particularly the euro denominated assets.

Operating Expenses

        Operating expenses increased by $18.0 million, or 18%, from $100.2 million in the nine months ended September 30, 2002 to $118.2 million in the nine months ended September 30, 2003, which was mainly due to the weakness of the U.S. dollar in the period compared to the prior year period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $13.4 million, or 21%, from $62.2 million in the nine months ended September 30, 2002 to $75.6 million in the nine months ended September 30, 2003, which was mainly due to the weakness of the U.S. dollar in the period compared to the prior year period.

Earnings from Operations

        Earnings from operations decreased by $6.9 million, or 18%, from $39.0 million in the nine months ended September 30, 2002 to $32.1 million in the nine months ended September 30, 2003.

Net Finance Costs

        Net finance costs decreased by $0.4 million, or 3%, from $14.7 million in the nine months ended September 30, 2002 to $14.3 million in the nine months ended September 30, 2003.

Taxes on Income

        The provision for income taxes decreased by $0.4 million, or 12%, from $3.2 million in the nine months ended September 30, 2002 to $2.8 million in the nine months ended September 30, 2003. The decrease was mainly due to the reduced profitability of some of OEH's taxpaying subsidiaries.

Net Earnings

        Net earnings decreased by $6.1 million, or 29%, from $21.1 million in the nine months ended September 30, 2002 to $15.0 million in the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        OEH had cash and cash equivalents of $53.4 million at September 30, 2003, $15.5 million more than the $37.9 million at December 31, 2002. At September 30, 2003 and December 31, 2002, the undrawn amounts available to OEH under its short-term lines of credit were $16.4 million and $22.8 million, respectively. In addition, OEH has committed facilities undrawn of $29.0 million. Therefore, its total cash and availability at September 30, 2003 was $98.8 million including the undrawn short-term lines and undrawn committed facilities.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $51.9 million at September 30, 2003, a decrease in the working capital of $24.7 million from a deficit of $27.2 million at December 31, 2002. The overall decrease in working capital was comprised of the following:

  •
  an increase in current assets of $32.6 million, of which $15.6 million was due to an increase in cash, $13.6 million was due to an increase in accounts receivable and prepaid expenses and other receivable and $3.4 million to an increase in inventories;

  •
  an increase in current liabilities (less current portion of long-term debt) of $26.3 million, of which $13.6 million was due to increased accounts payable and accrued liabilities, $3.0 million was due to increased deferred revenue and $9.7 million due to increased drawings under working capital facilities; and

  •
  an increase in the current portion of long-term debt of $31.0 million, including $23.0 million relating to a short-term bridging facility used to acquire OEH's investment in the Hotel Ritz in Madrid.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities decreased by $4.8 million to a $26.7 million cash surplus for the nine months ended September 30, 2003, from cash provided by operating activities from a surplus of $31.5 million for the nine months ended September 30, 2002. Of the decrease, $6.1 million was due to reduced net earnings.

        Investing Activities.    Cash used in investing activities decreased by $12.9 million to $93.8 million for the nine months ended September 30, 2003, compared to $106.7 million for the nine months ended September 30, 2002. The principal component of this decrease was a $10.8 million decrease in expenditure on acquisitions and investments during the current period from $61.7 million to $50.9 million.

        Financing Activities.    Cash provided by financing activities for the nine months ended September 30, 2003 was $81.0 million, compared to cash provided by financing activities of $72.9 million for the nine months ended September 30, 2002, an increase of $8.1 million. In the nine months ended September 30, 2003, OEH had proceeds from borrowings under long-term debt of $104.0 million compared to proceeds of $86.2 million for the nine months ended September 30, 2002. The proceeds of long-term debt were used to fund acquisitions, investments and capital expenditures during the period.

        Capital Commitments.    There were $2.8 million of capital commitments outstanding as of September 30, 2003.

Indebtedness

        At September 30, 2003, OEH had $567.9 million of long-term debt and capital lease obligations secured by assets ($514.4 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 3.96%. See Note 4 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 45% of the outstanding principal was drawn in euros and the balance primarily in U.S. dollars. At September 30, 2003, OEH had all its borrowings in floating rates.

Liquidity

        OEH plans to increase its capital expenditures over the next few years by the expansion of existing hotel properties and the acquisition of additional properties consistent with its growth strategy. Expansions and capital improvements currently under consideration for 2004 and the rest of 2003 include the Hotel Ritz, Madrid, La Residencia, Maroma Resort and Spa, Windsor Court, and Hotel Caruso. At September 30, 2003, OEH had capital commitments of $2.8 million overall relating to a number of projects.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2.2 million based on borrowings at September 30, 2003. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2003 from those described in the Company's 2002 Form 10-K annual report.

RECENT ACCOUNTING PRONOUNCEMENTS

        As of September 30, 2003, the Company's significant accounting policies and estimates, which are described in Notes 1, 4, and 14 to the financial statements in the Company's 2002 Form 10-K annual report, have not changed from December 31, 2002, except for the adoption of the following pronouncements referred to in that report. On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN No. 45 and SFAS No. 146 did not have a material effect on OEH's consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires that the assets, liabilities and results of activities of a variable interest entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. FIN No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the effective date for applying the provisions of FIN No. 46 was deferred until the end of the first interim or annual period ending December 31, 2003 for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. OEH is currently evaluating the provisions of FIN No. 46 as it relates to OEH's various investments.

        In addition, on April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. OEH will adopt SFAS No. 149 for all derivative instruments entered into after September 30, 2003. Management does not expect adoption of this statement to have a material effect on OEH's financial condition or results of operations.

        Finally, in May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material effect on the Company's consolidated statements.

CRITICAL ACCOUNTING POLICIES

        For a discussion of these, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2002 Form 10-K annual report.

DISCLOSURE CONTROLS AND PROCEDURES

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 and found no material deficiencies or weaknesses.

PART II—OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

        (a)  Exhibits.    The index to exhibits appears below, on the page immediately following the signature page to this report.

        (b)  Reports on Form 8-K.    During the quarter for which this report is filed, the Company filed the following Form 8-K Current Report:

Date of Report	Item No.	Description
August 6, 2003	7 and 12	Second quarter 2003 earnings news release of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
By:	/s/ J.G. STRUTHERS James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: November 12, 2003

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

31
Rule 13a-14(a)/15d-14(a) Certifications.

32
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
EXHIBIT INDEX