Form 10-K
period 2003-12-31
ORIENT EXPRESS HOTELS LTD
filed 2004-03-15
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0223493 (I.R.S. Employer Identification No.)
22 Victoria Street, P.O. Box HM 1179 Hamilton HM EX, Bermuda (Address of principal executive offices)
Registrant's telephone number, including area code: (441) 295-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Class A Common Shares, $0.01 par value each	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business on page 4.)

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed according to the closing price on June 30, 2003 (the last business day of the registrant's second fiscal quarter in 2003) was approximately $287,000,000.

        As of March 8, 2004, 31,790,601 Class A common shares and 20,503,877 Class B common shares of the registrant were outstanding (including 18,044,478 Class B shares owned by a subsidiary of the registrant (see Note 10(d) to the Financial Statements (Item 8)) and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.).

DOCUMENTS INCORPORATED BY REFERENCE: None.

        Peliminary Note:    Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below. Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

        Orient-Express Hotels Ltd. (the "Company" and, together with its subsidiaries, "OEH") is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 under the Securities Exchange Act of 1934 (the "1934 Act") and in Rule 405 under the Securities Act of 1933. As a result, it is eligible to file this annual report pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, and does so as those forms apply to foreign private issuers.

        These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission ("SEC"). The internet website address is http://www.orient-express.com.

        Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in its equity securities by its officers, directors and significant shareholders are exempt from Section 16 of the 1934 Act.

Introduction

        OEH is a hotel and leisure group focused on the luxury end of the leisure market. It currently owns and/or part owns and manages 39 properties consisting of 30 highly individual deluxe hotels worldwide, three restaurants, five tourist trains and a river cruiseship. OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveler.

        The locations of OEH's various properties are shown in the map above, where they number 35 because the Hotel Cipriani and Palazzo Vendramin are both in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana. These seven properties bring the total to 39.

        Hotels and restaurants represent the largest segment of OEH's business, contributing 85% of revenue in 2003. Tourist trains and cruises accounted for the remaining 15%. OEH's worldwide portfolio of hotels currently consists of 2,965 individual guest rooms and multiple-room suites, each known as a "key". Those owned in 2003 achieved an average daily room rate ("ADR") of $340 and a revenue per available room ("RevPAR") of $184. Approximately two-thirds of OEH's customers are leisure travelers, with approximately 51% of guests in 2003 originating from the United States, 34% from Europe and the remaining 15% from elsewhere in the world.

        Revenue, operating earnings and identifiable assets of OEH in 2001, 2002 and 2003 for its business segments and geographic areas are presented in Note 15 to the Financial Statements (Item 8 below).

        At the present time, Sea Containers Ltd. owns a 42% equity interest in OEH. See "OEH's Relationship with Sea Containers Ltd." below.

Owned Hotels—Europe

  Italy

        The Hotel Cipriani and Palazzo Vendramin—103 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island opposite the Piazza San Marco. Most of the rooms have views over the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court and a private boat service to the Piazza San Marco. OEH acquired in 2000 an historic warehouse building adjacent to the hotel where, after light refurbishment, banquets and meetings can be held, thereby freeing up space in the main hotel. Accordingly a large deluxe suite was added in 2002 and six more new keys are planned. In 2004, a spa will be built.

        The Hotel Splendido and Splendido Mare—82 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court. There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus linking the two parts of the resort. OEH acquired the Splendido Mare during 2001, having previously operated it under a long-term lease. Several of the guest rooms in the main hotel will be refurbished and enlarged in 2004.

        The Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley. OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool. A shuttle bus service is provided into Florence. The property occupies ten acres. OEH has planning permission to add a further two keys and a spa.

        These Italian properties are seasonal and are closed for varying periods during the winter.

        OEH is rebuilding with up to 60 keys the Hotel Caruso in Ravello on three hill-top acres overlooking the Amalfi coast near Naples. Parts of the property date back to the 11th century. OEH has received grants from the European Union to help finance this redevelopment. Because of delays in obtaining local government planning permits, management does not expect to re-open the hotel until 2005.

  Portugal

        Reid's Palace—164 keys—is the most famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has four restaurants and meeting facilities. Leisure and sports amenities include two fresh water swimming pools, a third tide-filled pool, tennis courts, ocean water sports and access to two championship golf courses. It is particularly favored in the British and German leisure markets and has year round appeal, serving both winter escapes to the sun and regular summer holidays. In 2004, a new spa and restaurant will be built and the meeting facilities will be reorganized as a conference center.

        The Lapa Palace—109 keys—is in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The historic part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family. It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking. The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres. During 2003, all of the guest rooms in the hotel's historic part were refurbished. OEH owns an adjoining parcel of land suitable for development and has applied for planning permission to add up to 46 more keys.

        OEH owned for many years the Hotel Quinta do Lago with 141 keys near Faro in the Algarve region, a popular golf destination, until November 2003 when the property was sold. See Note 2(b) to the Financial Statements.

  Elsewhere in Europe

        Hôtel de la Cité—61 keys—is located in the central square of the beautiful walled medieval town of Carcassonne, France near Toulouse. Opened in 1909, the hotel incorporates one of the 50 watch towers in Carcassonne's ancient fortifications and features two restaurants, gardens, a swimming pool and a nearby conference center, altogether occupying two acres. One of the restaurants has been awarded one star for fine dining by the influential Michelin Guide. The hotel also owns and operates a canal barge on the Canal du Midi providing day excursions for guests.

        In February 2002, OEH acquired La Residencia—62 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean. Mallorca is a popular European tourist destination throughout the year. The core of La Residencia was created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres. The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool. OEH is currently refurbishing the guest rooms and added three large suites in 2003. In 2004, the front entrance, one of the restaurants and the spa will be renewed.

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

Owned Hotels—North America

  United States

        The Windsor Court—324 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront. Harrah's operates the only land-based casino in Louisiana across the street from the hotel. Each room has panoramic views over the river or the city. Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club. The hotel's interior décor features a collection of historic European art and antique furniture. In 2004, the hotel plans to begin building a conference center on a nearby owned lot, for which it has planning permission, catering to small and medium sized business meetings.

        Keswick Hall—48 keys—is located in the rolling countryside of central Virginia, near Charlottesville. Originally a private home dating from 1912, it is popular for weekend breaks and business meetings because of the natural beauty of the area and the adjacent Keswick Club which features tennis courts, swimming pool, and an Arnold Palmer-designed golf course. The total site occupies 600 acres including vacant land around the golf course being sold in parcels for residential development. In 2004, management plans to add a restaurant, reconfigure its meeting space and build nine new keys in cottages near the hotel.

        The Inn at Perry Cabin—81 keys—was built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 shoreside acres that include a health club, indoor and outdoor swimming pools, and boating and fishing on the Bay, it is an attractive conference and vacation destination, particularly for the Washington, D.C. market. A major renovation of the hotel took place in 2002 and 2003 with the addition of 40 keys and a new conference facility. In 2004, a spa will be built.

  Caribbean

        La Samanna—81 keys—is located on the island of St. Martin in the French West Indies. Built in 1973, the hotel has two restaurants and comprises several buildings on ten acres of land along a 4,000-foot beach. Amenities include a freshwater swimming pool, a spa, tennis courts, fitness and conference centers, boating and ocean water sports. The hotel owns an adjacent 45 acres of land available for future development, and plans to begin developing in 2004 up to 150 vacation apartments with shops, a restaurant and a marina on part of this land which OEH would sell and retain management. The hotel is open most of the year, seasonally closing during the autumn months. The hotel has also been closed for short periods in the past due to hurricane damage and is insured for this risk.

  Mexico

        In March 2002, OEH acquired a 75% interest in Maroma Resort and Spa—58 keys—on Mexico's Caribbean coast 25 miles south of Cancun's international airport. OEH manages the hotel with continuing support from the previous owner, who retains a 25% interest over which OEH has a right of first refusal to acquire in certain circumstances. The resort opened in 1995 and has 25 acres of land, including some for future expansion, along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive. Important Mayan archaeological sites are also nearby. Rooms are arranged in low-rise villas and there are extensive spa facilities. OEH plans the addition of up to eight new keys in 2004.

Owned Hotels—Rest of the World

  South America

        Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace—225 keys—is one of the most famous in South America and features two gourmet restaurants, a 500-seat theater, several spacious function and meeting rooms, a large swimming pool and health club, and a roof-top tennis court and pool. Future expansion is planned subject to obtaining government planning permission.

        The Miraflores Park Hotel—81 keys—is located in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city. Opened in 1997, the hotel has a large ballroom, outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land. OEH has planning permission to expand.

  Southern Africa

        The Mount Nelson Hotel—226 keys—in Cape Town, South Africa is an historic property opened in 1899 with beautiful gardens and pools and has long enjoyed a reputation as one of the foremost hotels on the African continent. It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has a ballroom, two swimming pools, tennis courts and a fitness center, all situated on ten acres of grounds and gardens. Expansion is planned through incorporation into the hotel of owned adjoining residential properties starting with a spa in 2004.

        The Westcliff Hotel—119 keys—is the only garden hotel in Johannesburg, South Africa, situated on six hillside acres with views over the city's zoo and park. Its resort amenities include two swimming pools, a tennis court and health club, and the hotel attracts business guests because of its proximity to the city center. It opened in 1998, and during 2003, OEH added a banquet and conference center on adjacent expansion land.

        Orient-Express Safaris—39 keys total—consist of three separate game-viewing lodges in Botswana called Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp. Established in 1971, OEH leases the lodge sites in the Okavango River delta and nearby game reserves, where some of the best wildlife in Africa can be observed from open safari vehicles or boats. Each camp has 12 or 15 twin-bedded deluxe tents, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

  Australia

        The Observatory Hotel—96 keys—is in Sydney within walking distance of the central business district of the city. This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a health club with indoor swimming pool, a tennis court and a large parking garage on a site of about one acre. OEH has planning permission to add keys in a new top floor to the hotel.

        The Lilianfels Hotel—85 keys—is in the Blue Mountains National Park west of Sydney. It is named after the original estate house, dating from 1890, where the hotel's gourmet restaurant is located. The main hotel, built in 1992, has a second restaurant and conference facilities. The resort's four acres of grounds encompass an indoor swimming pool, health club and spa, tennis court and extensive gardens with views over the Blue Mountains. The hotel was completely refurbished in 2003, and there is expansion land to add keys in the future.

  French Polynesia

        The Bora Bora Lagoon Resort—80 keys—opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site. Guests dine in two restaurants and enjoy extensive water sports and tennis. A major renovation program at this property was recently completed, involving a new swimming pool, spa and conference facility.

Hotel Management Interests

        In April 2003, through a 50%/50% joint venture company with a Spanish investment company, OEH acquired the famous Hotel Ritz—167 keys—in central Madrid near the financial district, Madrid Stock Exchange, Spanish Parliament and many of the city's well known tourist attractions like the Prado Museum, Royal Palace and Retiro Park. See Note 2(a) to the Financial Statements. Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the famous Ritz Terrace restaurant outdoors in the gardens. OEH manages the hotel under an exclusive long-term contract and plans extensive capital improvements with its 50% partner.

        The Charleston Place—442 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists, groups and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with spa and swimming pool and roof-top tennis court, and a shopping arcade of 25 retail outlets leased to third parties. The hotel also owns the adjacent historic Riviera Theater remodelled as an additional conference facility and three retail shops. Development of more meeting space is planned by enclosing one of the hotel's courtyards. OEH has a 19.9% ownership interest in the hotel, manages the property under an exclusive long-term contract, and receives interest on partnership loans which it assumed at the time of its original investment and other loans made since then.

        OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following two hotels under 20-year renewable leases which commenced in 1995.

        The Hotel Monasterio—124 keys—is located in the ancient Inca capital of Cusco, the most important tourist destination in Peru. OEH is upgrading and expanding the property which includes a long-term lease on the adjoining Nazarenas convent for future development, a total site of about three acres. The hotel was originally built as a Spanish monastery in the 16th century and was converted to hotel use in 1995. The deluxe guest rooms and suites and two restaurants are arranged around open-air cloisters. Because of Cusco's high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.

        The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel in the vicinity of the famous mountaintop Inca ruins. All of the rooms have been refurbished to a high standard. The joint venture also has a lease on seven acres at the foot of the ruins, close to the town where tourists arrive by train and where a larger hotel could be built, but it is unlikely that this project would be started for several years given the time required for permits, design and construction.

Restaurants

        OEH owns '21' Club, the famous landmark restaurant in mid-town New York City. Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings in midtown Manhattan and features gourmet American cuisine. It serves à la carte meals in the original bar restaurant and a separate dining room refurbished in 2002, and also has a number of banqueting rooms used for functions, including the famous secret wine cellar.

        OEH has a 49% interest in Harry's Bar, a private dining club in the Mayfair area of London. The majority partner manages the restaurant with assistance from OEH's Italian hotels. Its menu features gourmet Italian cuisine. OEH has a right of first refusal to acquire the remaining interest in this property under certain conditions.

        OEH has re-established the famous La Cabaña steak house in Buenos Aires dating from the 1920s. OEH bought the contents and name of the restaurant some years ago and, after relocating to the La Recoleta area of the city, reopened in September 2003. The main dining room features a traditional open fire where steaks are seared, and three private dining rooms have regional Argentine themes.

        The purchase of two hotels in Spain and England in February 2002, as noted under "Owned Hotels—Europe" above, included a 50% interest in a group of four restaurants called Le Petit Blanc in England. OEH disposed of its interest in 2003.

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

        The Northern Belle tourist train offers day trips and charter service principally in the north of Britain. It builds on the success of OEH's British Pullman business, which focuses on the south of England around London. This train consists of six dining cars elegantly decorated to be reminiscent of old British "Belle" trains of the 1930s, plus related service cars, and can carry up to 250 passengers. Full course gourmet meals are served on board and passengers stay in local hotels on overnight itineraries.

        PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise acquired in 1999 with possible extension for a further 30 years. The joint venture pays the government a fee related to traffic levels which can be offset until 2009 against investment in track improvements. The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road. A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic at present. The Cusco-Machu Picchu line connects two of OEH's Peruvian hotels allowing creation of inclusive packages. OEH operates a deluxe daytime tourist train service on the Cusco-Puno route through the High Andes mountains using refurbished PeruRail passenger cars, and a 1920s steamer included in the franchise on day excursions for tourists on Lake Titicaca. In 2003, OEH began a deluxe tourist train service on the Cusco-Machu Picchu route using carriages acquired in Singapore.

        The Eastern & Oriental Express in Southeast Asia makes up to one round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey lasts about 48 hours each way and includes two nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand. Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms. The train is made up of sleeping cars with three types of berths, three restaurant cars, a bar car and an open air observation car and can carry 125 passengers. The Eastern & Oriental Express is available for charter by private groups. OEH manages the train exclusively and has a 25% shareholding in the owning company.

        OEH owns and operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road to Mandalay. The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished. It has 66 air-conditioned cabins with private bathrooms, spacious restaurant and lounge areas and a canopied sun deck with swimming pool. The ship travels between Mandalay and Pagan up to eight times each month and carries 126 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest. Five to eight night itineraries are offered including airfare to and from the ship and hotel accommodation in Rangoon. OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border. The ship does not operate in the hot summer season and occasionally when the water level of the Irrawaddy River falls below normal levels due to lack of rainfall.

        OEH managed for Queensland Rail the Great South Pacific Express deluxe tourist train in Australia until June 2003 when the state railway suspended service because of the decline in long-haul tourist numbers to Australia from abroad in 2002 and 2003. Comprised of 21 day and sleeping carriages, the train was based in Brisbane and traveled along the east coast on overnight itineraries south to Sydney and north to Cairns stopping at tourist destinations along the route. OEH has retained a right of first refusal to acquire the Great South Pacific Express carriages if Queensland Rail decides to sell them during 2004.

Pansea Hotels

        On February 2, 2004, OEH announced it was making an $8,000,000 investment in the Pansea group of five deluxe hotels in Southeast Asia. The properties are located in Luang Prabang, Laos; Koh Samui, Thailand; Rangoon, Burma; Siem Reap, Cambodia; and Bali, Indonesia. They total 234 keys at present but all are capable of expansion. A second hotel in Bali is under development. These hotels are not included in the discussion above because OEH will not manage them but will market them along with its other properties, in particular the Eastern & Oriental Express tourist train and the Road to Mandalay cruiseship.

        The investment has been structured as an $8,000,000 loan at 5% annual interest to the Pansea Asia holding company, convertible after three years into about 25% of the company's shares. At that time OEH has an option to acquire all of the shares. OEH has a further option to acquire all of the shares after five years, at which time the existing shareholders have the right to sell their shares to OEH at the same price. OEH paid $1,400,000 for its option rights. The loan conversion price and option exercise prices are based on multiples of the holding company's net book value or its earnings before interest, tax, depreciation and amortization, less the holding company's debt. The loan proceeds are to be used primarily to expand the existing Pansea properties and to fund new properties in the region.

Management Strategies

        As the foregoing indicates, OEH has a mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy. As a result, about two-thirds of annual revenue derives from leisure customers while corporate/ business travel accounts for the rest.

        OEH benefits from trends and developments favorably impacting the world hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback since 2001 due to slowing national economies, the shock of terrorist attacks, the build-up and aftermath of the wars in Afghanistan and Iraq and the SARS epidemic. Management believes that the public's confidence in world travel is returning and demand for luxury hotel and tourist products will resume.

        For the future, OEH plans to grow its business by increasing RevPAR and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruiseship to add trips, and by acquiring additional distinctive luxury properties throughout the world. Factors in OEH's evaluation of a potential acquisition include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

        OEH management plans to continue owning or part owning and managing most OEH properties. Ownership encourages OEH to develop the distinctive character of its properties and allows it to benefit from all of the current cash flow and future capital gains should it sell a property. Self-management has enabled OEH to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

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

Marketing, Sales and Public Relations

        OEH's sales and marketing function is based upon direct sales, cross-selling to existing customers and public relations. OEH has a global sales force of over 220 persons in 40 locations. Hotel marketing is coordinated through OEH's regional sales offices mainly in New York, Paris, Frankfurt and London while the tourist trains and cruiseship are marketed through sales and reservations offices in Providence (Rhode Island), London, Paris, Cologne, Tokyo, Singapore and Cusco. OEH also has local sales representatives at many of the hotels. The responsibilities of OEH's sales staff include promoting special events, working with group and corporate account representatives and planning direct mail efforts. OEH belongs to a number of international organizations, such as "The Leading Hotels of the World" and "Preferred Hotels and Resorts Worldwide", to promote its properties in conjunction with other non-branded, luxury operators.

        Internet usage is an important direct sales tool. Through OEH's website (www.orient-express.com), with its prize-winning design, OEH offers direct reservations services to customers. On-line sales have lower transaction costs by saving travel agent commissions and tour operator discounts. The internet also enhances marketing exposure and increases distribution.

        Because repeat customers appreciate the consistent quality of OEH's hotels, trains and restaurants, an important aspect of its strategy is to promote other OEH properties through various cross-selling efforts. These include direct mail to existing customers, in-house brochures and promotions, discounted special offers, and OEH's "Orient-Express Travel Club" website and in-house "Orient-Express Magazine". OEH also sells luxury souvenir goods branded with the names of its travel products.

        OEH's marketing strategy also focuses on public relations, which it believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of the OEH properties, guests are more likely to hear about OEH's hotels and tours through word-of-mouth or magazine or newspaper articles rather than through direct advertising. OEH has two in-house public relations offices in London and New York and representatives in 13 countries worldwide, including contracts with third-party public relations firms, to promote its properties through travel magazines, newspapers and other media. During 2003, OEH hosted over 1,700 journalists at its various properties. As a result, about 6,000 articles and stories were published or broadcast about OEH's properties, many in publications with large local, regional or international circulations.

Industry Awards

        OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market. Over the years, OEH's properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler and private subscription newsletters such as Andrew Harper's Hideaway Report, or industry bodies such as the American Automobile Association. The awards are based on opinion polls of their readers or the professional opinion of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

Competition

        OEH competes for hotel and restaurant acquisition opportunities with others who may have substantially greater financial resources. This competition may have the effect of increasing OEH's acquisition costs, reducing the number of suitable investment opportunities offered to OEH and increasing the bargaining power of property owners seeking to sell or to enter into management agreements.

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

        OEH's luxury trains have no direct competitors. Other trains exist on similar routes, but management believes OEH's trains and onboard service are so unique that guests consider an OEH train more as a luxury experience and an end in itself rather than as a means of transport.

Employees

        OEH currently employs about 5,300 persons, about 2,200 of whom are represented by labor unions. Approximately 4,600 persons are employed in the hotels and restaurants, 640 are employed in the trains and cruises business, and the balance are engaged in central administration and sales.

        Management believes that OEH's ongoing labor relations are satisfactory but these could deteriorate at any time due to disputes over wage or benefit levels, working conditions or OEH's response to changes in government regulation of workers and the workplace. OEH's operations rely heavily on employees providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees could adversely affect OEH's ability to provide those services.

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

        OEH's operations are subject to factors generally encountered in the hospitality industry, such as

  •
  cyclical downturns arising from changes in general and local economic conditions,

  •
  dependence on varying levels of tourism, business travel and corporate entertainment,

  •
  rising or falling disposable income of consumers and the traveling public,

  •
  changes in popular travel patterns,

  •
  competition from other hotels and leisure time activities,

  •
  periodic local oversupply of guest accommodation, which may adversely affect occupancy rates and actual room rates achieved,

  •
  increases in operating costs due to inflation and other factors which may not be offset by increased revenues,

  •
  regional and local economic and political conditions affecting market demand, including recessions, civil disorder and acts of terrorism,

  •
  foreign exchange rate movements,

  •
  adverse weather conditions or destructive forces like fire or flooding, and

  •
  seasonality, in that many of OEH's hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

        The effect of these factors varies among the hotels and other properties because of their geographic diversity. The recent SARS epidemic is Asia, for example, caused a reduction in passenger bookings on OEH's tourist train operating between Bangkok and Singapore and had a negative impact on travel to Australia and Tahiti. Although the SARS outbreak has been contained, it is possible that the disease could re-emerge. The occurrence of this or a similar event may have a negative impact on OEH's operations.

        In particular, international, regional and even domestic travel has been disrupted as a result of terrorist attacks in the U.S. on September 11, 2001, the continuing threat of terrorism and the wars in Afghanistan and Iraq. Demand for most of OEH's properties declined since the September 11 attacks, and the effects of the disruption are continuing to be felt. For example, American leisure travellers seem more reluctant to go abroad, and booking lead-times by guests, travel agents and tour operators have shortened.

        OEH's hotels and restaurants are subject to risk generally incident to the ownership of commercial real estate and often beyond its control. These include

  •
  changes in national, regional and local economic and political conditions,

  •
  changes in interest rates and in the availability, cost and terms of financing,

  •
  the impact of present or future governmental legislation and regulations (including environmental laws),

  •
  the ongoing need for capital improvements to maintain or upgrade properties,

  •
  changes in property taxes and operating expenses, and

  •
  the potential for uninsured or under insured losses.

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

        Management intends to increase revenues and net income through acquisitions of new properties and expansion of existing ones. Pursuit of these opportunities depends on OEH's ability to identify suitable properties, to negotiate purchases or construction on satisfactory terms, to obtain the necessary financing and governmental permits, to build on schedule and with minimum disruption to guests, and to integrate new properties into OEH's operations. Also, the acquisition of properties in new geographic locations may present operating and marketing challenges that are different from those currently encountered in existing locations. OEH may develop new properties in the future which are subject to such adverse factors as market or site deterioration after acquisition, inclement weather, construction delays, labor or materials shortages, work stoppages and the unavailability of construction and permanent financing.

        The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade existing properties, are capital intensive. Current expansion plans call for the expenditure of up to an aggregate of $90,000,000 over the next few years to add new rooms or facilities at existing properties, and current acquisition plans contemplate expenditure of about $50,000,000 per year for new properties which would be financed mainly by a suitable level of mortgage debt. The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions and expansions depend on prevailing market conditions and the acceptability of financing terms offered to OEH. There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund OEH's needs. Future equity financings may be dilutive to existing holders of OEH shares, and future debt financings may involve restrictive covenants limiting OEH's flexibility to operate its business.

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

        OEH may incur a significant amount of debt from time to time which could require OEH to dedicate much of its cash flow from operations to payments on indebtedness, thus

  •
  reducing the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes,

  •
  limiting OEH's ability to obtain additional financing,

  •
  increasing OEH's vulnerability to adverse economic and industry conditions and the seasonality of some OEH properties, or

  •
  limiting OEH's flexibility in planning for, or reacting to, changes in its business.

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

OEH's Relationship with Sea Containers Ltd.

        Sea Containers Ltd. ("SCL"), a Bermuda company with shares listed on the New York Stock Exchange, currently owns about 42% of the Company's Class A and B common shares (excluding the Class B shares owned by a Company subsidiary) having about 15% of the combined voting power of all outstanding Class A and B common shares of the Company. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below. SCL engages in four main businesses, namely (i) ferry transport operations primarily in and around Britain and Scandinavia, (ii) high speed passenger rail servies in Britain, (iii) worldwide marine cargo container leasing primarily through its GE SeaCo joint venture with General Electric Capital Corporation and (iv) hotel and leisure operations through OEH. Until the initial public offering of the Company's Class A shares in August 2000, OEH was a wholly-owned subsidiary of SCL.

        At the time of the initial public offering, the Company and certain of its subsidiaries and SCL entered into agreements providing for the separation of their business operations and various ongoing relationships between the companies such as shared services and offices, tax matters and noncompetition, and relating to the shares of the Company and SCL owned by their respective subsidiaries. See Item 13—Certain Relationships and Related Transactions below.

        As a result of sales by the Company and SCL of the Company's common shares since the initial public offering, SCL currently owns less than a majority of the equity shares in the Company (disregarding the Company shares owned by its subsidiary) and holds less than majority voting power for most matters submitted to a vote of Company shareholders. Accordingly, SCL no longer has power to elect the Company's Board of Directors or otherwise to control OEH's business direction and policies. Of the seven directors on the Company's Board, only three are also directors or officers of SCL. OEH has ceased to be a consolidated subsidiary of SCL and is accounted for in SCL's financial statements using the equity method of accounting. The Company has filed a registration statement with the SEC, which was declared effective on February 19, 2003, for sales by SCL from time to time, in one or more transactions, of any or all of its remaining common shares in the Company.

        OEH has guaranteed no debt of SCL. All former guarantees by SCL of OEH debt dating from before the Company's initial public offering have been or are being terminated. See Note 17 to the Financial Statements below.

ITEM 2. Properties

        OEH owns 26 hotels, three European tourist trains, a cruiseship and two restaurants, and owns interests of 50% or less in four hotels, its Southeast Asian tourist train and PeruRail, and a third restaurant, all as described in Item 1—Business above. The small regional sales, marketing and operating offices of the hotels, tourist trains and cruiseship are occupied under lease.

ITEM 3. Legal Proceedings

        There are no material legal proceedings, other than ordinary routine litigation incidental to OEH's business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2003.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH. The Class B common shares of the Company are closely held and not listed. The following table presents the quarterly high and low sales prices of a Class A common share in 2002 and 2003 as reported for New York Stock Exchange composite transactions:

	2002		2003
	High	Low	High	Low
First quarter	$20.90	$16.00	$13.50	$8.50
Second quarter	20.80	16.70	14.81	9.35
Third quarter	17.71	12.20	17.20	13.89
Fourth quarter	14.50	12.00	17.70	15.55

        The Company paid no cash dividends on its Class A and B common shares in 2002 and 2003. The Company paid its first quarterly cash dividend since its initial public offering in 2000 on January 20, 2004 at the rate of $0.025 per share.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At March 8, 2004, the number of record holders of the Class A common shares of the Company was approximately 20.

ITEM 6.    Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2003		2002	2001	2000	1999
	(Dollars in thousands except per share amounts)
Revenue and earnings from unconsolidated companies	$325,218		$289,302	$261,348	$276,395	$249,082

Gain on sale of assets and other	$4,250	*	$—	$—	$—	$3,800	*

Net earnings on class A and class B common shares	$23,609		$25,294	$29,850	$39,965	$35,008	**

Net earnings per class A and class B common share
Basic and diluted	$0.76		$0.82	$0.97	$1.43	$1.35	**

Total assets	$1,173,652		$998,532	$836,251	$725,876	$661,866

Long-term obligations	$554,188		$459,016	$362,871	$276,773	$309,940

Shareholders' equity	$512,444		$426,482	$392,587	$378,717	$292,313

*
The gain in 2003 related to the sale of the Hotel Quinta do Lago in Portugal and, in 1999, the sale of the Windermere Island Club in the Bahamas. Also included in 1999 was a special payment relating to the buy-out of OEH's right to an early termination fee under its former management contract for the Bora Bora Lagoon Resort.

**
Year ended December 31, 1999 includes the cumulative effect of change in accounting principle of $2,987,000 ($0.12 per share).

        See notes to consolidated financial statements (Item 8).

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        OEH has two business segments: (1) hotels and restaurants and (2) tourist trains and cruises. Hotels currently consist of 30 deluxe hotels, including La Residencia, Le Manoir aux Quat' Saisons and Maroma Resort and Spa, all acquired in early 2002, and a 50% interest in the Hotel Ritz Madrid acquired in 2003 (see Note 2 to the Financial Statements (Item 8 below)). Twenty-six of these hotels are wholly or majority owned, and are referred to in this discussion as "owned hotels". The other four hotels, in which OEH has an equity interest and operates under management contracts, are referred to in this discussion as "hotel management interests". Total revenue and other income referred to in this discussion consists of revenues from owned hotels, restaurants, tourist trains and cruises, earnings from unconsolidated companies and gains on sale of assets. In 2003, revenue from hotel management interests, including earnings from unconsolidated companies, was $13.5 million, or 4% of total revenue and other income, which consisted of $8.3 million from investments accounted for using the equity method and $5.2 million from management fees. Of the owned hotels, 11 are located in Europe, five in North America and ten in the rest of the world. One of the hotels in Europe, the Hotel Caruso in Ravello, Italy, is not currently operational as it is undergoing restoration and refurbishment.

        Also, OEH currently owns and operates the restaurant '21' Club in New York, has a 49% interest in Harry's Bar in London and owns and operates La Cabaña restaurant in Buenos Aires which opened in September 2003 (the "restaurants").

        OEH's tourist trains and cruises segment operates five tourist trains—three of which are owned and operated and two in which OEH has an equity interest and exclusive management contracts—and a river cruiseship.

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

        Following the terrorist attacks in the United States on September 11, 2001, as well as weakening regional economies in 2001, OEH experienced a significant adverse impact on its business in common with other companies in the travel and hospitality sector. During 2002, the business showed some improving trends quarter on quarter. In the first half of 2003, however, with the prospect and then commencement of the Iraq War and the outbreak of the SARS epidemic, travel was further reduced with a consequential reduction in occupancy and OEH's profitability. In the second half of the year, business was generally better than in the first half, but RevPAR remained below pre-September 11 levels, primarily due to 15%-20% lower occupancy at the hotels compared to 2000 and 2001 occupancy (on a comparable or same store basis—see below). The improvement in business in the second half was not sufficient to reverse the impact of the Iraq War and SARS on the results of the first half, leading to earnings for 2003 at $23.6 million (including the $4.25 million gain on sale of the Hotel Quinta do Lago) being down from $25.3 million in 2002. Currently, while bookings are still relatively short-term, they are ahead of the same time last year and, assuming no recurrence of the types of adverse events of 2003, earnings of OEH for 2004 are expected to be better than 2003 if actual occupancy improves.

        In April 2003, OEH acquired the Hotel Ritz in Madrid, Spain with a joint venture partner, each taking a 50% interest, and OEH retaining a long-term agreement to manage the hotel (see Note 2).

        OEH has a strategy to grow its business through:

  •
  RevPAR growth: the unique nature of OEH's individual properties and the avoidance of a chain brand have historically enabled OEH to charge premium rates for rooms;

  •
  Expansion of hotels: the returns on investment by adding new rooms to a hotel are high as the incremental operating costs are low; and

  •
  Acquisitions: OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs. La Residencia, Le Manoir aux Quat' Saisons and Maroma Resort and Spa acquired during 2002 and Hotel Ritz Madrid partly owned and managed in 2003 met these criteria.

        On February 2, 2004, OEH announced it was making an $8 million investment in the Pansea group of five deluxe hotels in Southeast Asia (see Note 17).

        In November 2003, OEH sold the Hotel Quinta do Lago in the Algarve, Portugal, for $40 million cash, equivalent to a multiple of 16 times historic EBITDA. The hotel was not considered a long-term fit with OEH's portfolio and strategy so OEH took the opportunity to sell the property at an attractive price. Also, in November and December 2003, the Company issued and sold through underwriters 3,450,000 newly- issued class A common shares at $16 each, raising $51.9 million net of underwriters' fees and expenses. The proceeds from the sales of the hotel and new shares will be used to invest in other hotels and related assets and to fund expansion of some existing hotels as part of OEH's growth strategy outlined above.

        In 2003, 82% of OEH's revenue and other income were derived from the hotels and restaurants segment and the remainder from the tourist trains and cruises segment. In the hotels and restaurants segment, 87% of revenue and other income were from owned hotels, 6% was from restaurants, 5% was from hotel management interests and 1% was from the gain on sale of the Hotel Quinta do Lago.

        OEH derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages. The main factors for analyzing rooms revenue are the number of room nights sold and the ADR, and RevPAR referred to above which is a measure of both these factors.

        Revenue from restaurants is derived from food and beverages sold to customers. Revenue from hotel management interests includes fees received under management contracts, which are based upon a combination of a percentage of the revenue from operations and operating earnings calculated before specified fixed charges. Other income includes OEH's share of the earnings of unconsolidated companies, interest income on loans made to unconsolidated companies, and the gain on sale of a hotel asset.

        The revenue from the tourist trains and cruises segment primarily comprises tickets sold for travel and food and beverage sales.

        Operating costs include labor, repairs and maintenance, energy and the costs of food and beverages sold to customers in respect of owned hotel operations, restaurants, tourist trains and cruises.

        Selling, general and administrative expenses include travel agents' commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management. Some of the central general and administrative expenses are provided under agreement with SCL. See Note 16.

        Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and the cruiseship.

        When OEH discusses results for a period on a "comparable" or "same store" basis, OEH is considering only the results of hotels owned and operating throughout the period mentioned and excluding the effect of any acquisitions or dispositions.

Results of Operations

        OEH's operating results for years 2003, 2002, and 2001, expressed as a percentage of total revenue and other income, are as follows:

	Year ended December 31,
	2003	2002	2001
Revenue and other income:
Hotels and restaurants	82%	82%	82%
Tourist trains and cruises	14	15	15
Earnings from unconsolidated companies	3	3	3
Gain on sale of hotel asset	1	—	—

	100	100	100
Expenses:
Depreciation and amortization	8	7	6
Operating	48	47	46
Selling, general and administrative	31	30	28
Net finance costs	5	6	7

Earnings before income taxes	8	10	13
Provision of income taxes	1	1	2

Net earnings as a percentage of total revenue and other income	7%	9%	11%

        The revenue and other income and the earnings before interest, tax, depreciation and amortization (EBITDA) of OEH's operations for the years 2003, 2002, and 2001 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2003	2002	2001
Revenue and other income:
Owned Hotels:
Europe	$115.9	$99.9	$79.8
North America	66.6	58.8	59.2
Rest of the world	63.0	54.8	52.7
Hotel management interests	13.5	12.4	10.9
Restaurants	17.6	18.1	17.8
Tourist trains and cruises	48.7	45.3	40.9
Gain on sale of hotel asset	4.2	—	—

Total	$329.5	$289.3	$261.3

EBITDA:
Owned Hotels:
Europe	$32.8	$29.2	$26.9
North America	11.1	11.1	14.6
Rest of the world	11.1	12.7	14.9
Hotel management interests	13.5	12.4	10.9
Restaurants	2.6	3.8	4.0
Tourist trains and cruises	6.0	8.3	7.3
Central overheads	(12.2)	(10.5)	(9.5)
Gain on sale of hotel asset	4.2	—	—

Total EBITDA	$69.1	$67.0	$69.1

        Management believes that EBITDA is a useful measure of operating performance, to help determine the ability to incur capital expenditure or service indebtedness, because it is not affected by non-operating factors such as leverage and the historic cost of assets. EBITDA is also a financial measure commonly used in the hotel and leisure industry. However, EBITDA does not represent cash flow from operations as defined by U.S. generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to earnings from operations before net finance costs under U.S. generally accepted accounting principles for purposes of evaluating results of operations.

        The following table reconciles EBITDA as defined with OEH's earnings from operations before net finance costs and with net earnings, as derived from the audited financial information for the years ended December 31, 2003, 2002 and 2001 (dollars in millions):

	Year ended December 31,
	2003	2002	2001
EBITDA	$69.1	$67.0	$69.1
Depreciation and amortization	25.2	19.5	16.4

Earnings from operations before net finance costs	43.9	47.5	52.7
Net finance costs	17.2	18.4	18.7
Provision for income taxes	3.0	3.9	4.2

Net earnings	$23.7	$25.2	$29.8

        Operating information for OEH's owned hotels for the years ended December 31, 2003 and 2002 is as follows:

	Year ended December 31,
	2003	2002
Average Daily Rate (in dollars)
Europe	493	376
North America	314	314
Rest of World	228	186
Worldwide	340	286
Rooms Sold (in thousands)
Europe	139	157
North America	131	118
Rest of World	160	176

Worldwide	430	451
RevPAR (in dollars)
Europe	280	242
North America	200	206
Rest of World	107	96
Worldwide	184	168
			Change %
			Dollars	Local Currency
Comparable/Same Store RevPAR (in dollars)
Europe	284	247	15%	-4%
North America	203	206	-2%	-2%
Rest of World	107	96	12%	-5%
Worldwide	183	168	9%	-4%

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenue and Other Income

        Total revenue and other income increased by $40.2 million, or 14%, from $289.3 million in 2002 to $329.5 million in 2003. Hotels and restaurants revenue (including earnings from unconsolidated companies) increased by $32.6 million, or 13%, from $244.0 million in 2002 to $276.6 million in 2003, and the revenue from tourist trains and cruises (including earnings from unconsolidated companies) increased by $3.4 million, or 8%, from $45.3 million in 2002 to $48.7 million in 2003. A gain on the sale of the Hotel Quinta do Lago of $4.25 million was recorded in 2003 and included in revenue (2002—$nil).

        The increase in hotels and restaurants revenue (including earnings from unconsolidated companies) consisted of the following:

  •
  $32.0 million attributable to owned hotels,

  •
  an increase in revenue from hotel management interests (including earnings from unconsolidated companies) of $1.1 million, or 9%, from $12.4 million in 2002 to $13.5 million in 2003 primarily due to the acquisition in April 2003 of a 50% share and long-term management contract for the Hotel Ritz in Madrid, Spain, and

  •
  a decrease in restaurants revenue (including earnings from unconsolidated companies) of $0.5 million, or 3%, from $18.1 million in 2002 to $17.6 million in 2003 mainly due to a decline in revenue at the '21' Club of $1.1 million partly offset by revenue from La Cabana restaurant which opened in the third quarter of 2003 of $0.4 million.

        The increase in owned hotels revenue of $32.0 million is analyzed by region as follows:

        Europe.    Revenue increased by $16.0 million, or 16%, from $99.9 million in 2002 to $115.9 million in 2003. The Hotel Quinta do Lago was sold in November 2003 with effect from the beginning of the fourth quarter. The revenue derived from this hotel in the fourth quarter of 2002 was $1.9 million. Excluding the effect of this, revenue increased by $17.9 million, or 18%, from $98.0 million in 2002 to $115.9 million in 2003. This was mainly due to the translation effect of the euro being stronger against the dollar in 2003 on average compared to 2002.

        On a same store basis in euros, RevPAR declined by 4% in 2003 over 2002 but when translated to U.S. dollars increased by 15%. The decline in RevPAR in local currency was mainly caused by the adverse effect upon travel prior to and during the war in Iraq.

        North America.    Revenue increased by $7.8 million, or 13%, from $58.8 million in 2002 to $66.6 million in 2003. Excluding the effect of the acquisition of Maroma Resort and Spa in March 2002, revenue increased by $4.1 million. This was mainly due to the re-opening of the Inn at Perry Cabin in 2003 following an expansion of the hotel from 41 rooms to 81 rooms which resulted in increased revenue in 2003 of $2.9 million.

        On a same store basis RevPAR actually declined by 2% over 2002.

        Rest of the World.    Revenue increased by $8.2 million, or 15%, from $54.8 million in 2002 to $63.0 million in 2003. This increase was mainly caused by the relative weakness of the dollar in 2003 against the currencies earned in the hotels located in the rest of the world, especially the South African rand, and the resulting impact upon the translation of the revenues and the costs of the operations into U.S. dollars.

        RevPAR declined by 5% in local currencies but increased by 12% in U.S. dollars. The decline in RevPAR in local currency was mainly driven by the adverse effect upon travel prior to and during the war in Iraq and the outbreak of the SARS epidemic, especially in OEH's Australasian operations.

Depreciation and Amortization

        Depreciation and amortization increased by $5.8 million, or 29%, from $19.5 million in 2002 to $25.3 million in 2003 primarily due to the effect of the relative weakness of the dollar in 2003 which led to the translation of depreciation on assets denominated in other currencies into higher dollar amounts and capital expenditure.

Operating Expenses

        Operating expenses increased by $22.4 million, or 16%, from $136.2 million in 2002 to $158.6 million in 2003. This was primarily due to the translation of operating costs incurred in hotel currencies which were stronger against the U.S. dollar in 2003 compared to 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $15.7 million, or 18%, from $86.1 million in 2002 to $101.8 million in 2003. The primary reason for this, as with operating expenses, was the translation of selling, general and administrative costs incurred in local currencies.

Earnings from Operations before Net Finance Costs

        Earnings from operations decreased by $3.6 million, or 8%, from $47.5 million in 2002 to $43.9 million in 2003. The earnings from operations in 2003 include a gain of $4.25 million on the sale of the Hotel Quinta do Lago during the year. Excluding the gain, earnings from operations decreased by $7.9 million, or 17%, from $47.5 million in 2002 to $39.6 million in 2003. Earnings from operations represent total revenue less depreciation and amortization, operating expenses and selling, general and administrative expenses.

Net Finance Costs

        Net finance costs decreased by $1.2 million, or 6%, from $18.4 million in 2002 to $17.2 million in 2003. This was mainly due to foreign exchange gains on euro cash balances held by OEH.

Taxes on Income

        The provision for income taxes decreased by $0.8 million, or 21%, from $3.8 million in 2002 to $3.0 million in 2003. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.8 million was due to reduced profitability of these subsidiaries.

Net Earnings

        In 2003, OEH's net earnings decreased by $1.7 million, or 7%, from $25.3 million in 2002 to $23.6 million in 2003 including a gain on the sale of the Hotel Quinta do Lago of $4.25 million. Net earnings represent earnings from operations less net finance costs and provision for income taxes. The year 2003 was adversely affected by the various factors discussed above including the build-up and actual war in Iraq during OEH's prime booking period early in the year as well as the SARS epidemic that impacted both OEH's Australasian properties and outbound travel in general from that region.

Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Revenue and Other Income

        Total revenue and other income increased by $28.0 million, or 11%, from $261.3 million in 2001 to $289.3 million in 2002 (on a same store basis, excluding acquisitions in 2001 and 2002, revenue decreased by $2.2 million). Hotels and restaurants revenue and other income increased by $23.6 million, or 11%, from $220.4 million in 2001 to $244.0 million in 2002 (on a same store basis, excluding acquisitions in 2001 and 2002, revenue and other income decreased by $6.6 million), and the revenue and other income from tourist trains and cruises increased by $4.4 million, from $40.9 million in 2001 to $45.3 million in 2002.

        The increase in hotels and restaurants revenue and other income consisted of the following:

  •
  $30.0 million attributable to owned hotel acquisitions made in 2001 and 2002,

  •
  on a same store basis, a decrease in owned hotels revenue of $8.2 million, or 4%, from $185.6 million in 2001 to $177.4 million in 2002. The overall RevPAR was $168 in 2002 compared to $173 in 2001; comparable RevPAR decreased by 2% in U.S. dollars, or 4% in local currency. As discussed in the overview above, the group's hotel and restaurant operations continued to be adversely impacted in 2002 by worldwide concerns over terrorist activities, economic slowdowns and towards the end of 2002 the uncertainties surrounding a potential war in Iraq. However, same store RevPAR did show recovery over 2001 quarter on quarter with RevPAR down 12% in the first quarter, down 8% in the second quarter, up 5% in the third quarter and up 6% in the fourth quarter,

  •
  an increase in revenue and other income from hotel management interests of $1.5 million, or 14%, from $10.9 million in 2001 to $12.4 million in 2002, and

  •
  an increase in restaurants revenue and other income of $0.3 million, or 2%, from $17.8 million in 2001 to $18.1 million in 2002.

        The increase in owned hotels revenue of $21.8 million (including acquisitions of $30.0 million) is analyzed by region as follows:

        Europe.    On a same store basis, revenue decreased by $0.5 million, or 1%, from $79.8 million in 2001 to $79.3 million in 2002. The acquisitions of La Residencia in Mallorca, Spain and Le Manoir aux Quat' Saisons in Oxfordshire, England during the first quarter of 2002 accounted for an additional $20.6 million of revenue.

        RevPAR on a same store basis decreased by 1% in U.S. dollars in 2002 over 2001 and 6% in local currency. The Hotel Cipriani suffered from a decline of U.S. visitors and the Lapa Palace Hotel in Lisbon had fewer business travelers than normal.

        North America.    On a same store basis, revenue decreased by $3.8 million, or 6%, from $59.2 million in 2001 to $55.4 million in 2002. The acquisition of Maroma Resort and Spa in the second quarter of 2002 accounted for $3.4 million of revenue. The Inn at Perry Cabin was closed for a large part of the year while major works were carried out, and New Orleans had a soft market for conventions and other major events which impacted results at the Windsor Court Hotel.

        On a same store basis RevPAR declined by 5% in 2002 compared to 2001.

        Rest of the World.    On a same store basis, revenue decreased by $3.9 million, or 8%, from $46.6 million in 2001 to $42.7 million in 2002. The acquisition of the Miraflores Park Hotel accounted for $4.0 million of revenue. The Mount Nelson Hotel in Cape Town and the Westcliff in Johannesburg showed marked improvement while Orient-Express Safaris in Botswana were down due to fewer arrivals from the U.S. A large part of the room stock at the Copacabana Palace Hotel was off-line for refurbishment and the Brazilian elections depressed business travel. Forest fires in Sydney and major refurbishment at Lilianfels in the Blue Mountains, west of Sydney, caused a decline in results in the Australian owned hotels.

        The revenue decline of $3.9 million was primarily driven through a decline in same store RevPAR of 3% in U.S. dollars.

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

Earnings from Operations before Net Finance Costs

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

Liquidity and Capital Resources

Working Capital

        OEH had cash and cash equivalents of $81.3 million at December 31, 2003, $43.4 million more than the $37.9 million at December 31, 2002. At December 31, 2003, there were undrawn amounts available to OEH under a secured revolving credit facility of $32.0 million and committed short-term lines of credit of $35.8 million ($22.8 million at December 31, 2002), bringing total cash availability at December 31, 2003 to $149.1 million.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $10.8 million at December 31, 2003, a working capital increase of $38.0 million from a deficit of $27.2 million at December 31, 2002. The overall increase in working capital was comprised of the following:

  •
  a increase in current assets of $46.4 million, of which $43.4 million was due to increased cash, $2.7 million increased prepayments and $3.3 million increased inventories, partly offset by a reduction of $3.0 million in accounts receivable;

  •
  a decrease in current liabilities (excluding the current portion of long-term debt) of $5.6 million, of which $4.6 million was due to a reduction in working capital facilities drawn and $2.5 million was due to a reduction in deferred revenue, partly offset by an increase of $1.5 million in accounts payable and accrued liabilities; and

  •
  an increase in the current portion of long-term debt of $14.0 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, management believes working capital is not the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities decreased by $2.1 million to $33.2 million for the year ended December 31, 2003, from cash provided by operating activities of $35.3 million for the year ended December 31, 2002. The decrease was primarily attributable to a decrease in net earnings of $1.7 million after adjustment for certain non-cash items, including depreciation and amortization.

        Investing Activities.    Cash used in investing activities was $40.6 million for the year ended December 31, 2003, compared to $119.0 million for the year ended December 31, 2002, a decrease of $78.4 million of which $39.6 million was due to proceeds from asset sales and $34.9 million was due to reduced expenditure on acquisitions and investments.

        Financing Activities.    Cash provided from financing activities for the year ended December 31, 2003 was $48.3 million as compared to cash provided from financing activities of $63.3 million for the year ended December 31, 2002, a decrease of $15.0 million. This increase was mainly due to the proceeds from the issuance of common shares of $51.9 million and decreased proceeds from the long-term debt, partly offset by reduced proceeds from working capital facilities of $22.8 million and increased principal payments under long-term debt of $28.2 million.

Capital Commitments

        There were $11.0 million of capital commitments outstanding as of December 31, 2003 mainly on investments in owned hotels.

Indebtedness

        At December 31, 2003, OEH had $554.2 million of consolidated long-term debt, including the current portion, secured by OEH assets with a number of commercial bank lenders which is payable over periods of one to 12 years with a weighted average interest rate of 3.83%. These financing agreements contain covenants that include limits on the ability to raise additional debt secured by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants on the relevant properties such as a minimum interest coverage ratio and debt service coverage ratio. Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio. OEH is in full compliance with these covenants, and management believes they will not substantially limit OEH's ability to finance future acquisitions or capital expenditure plans. See Note 6 regarding the maturity of long-term debt.

        Approximately 50% of the outstanding principal was drawn in euros at December 31, 2003, and the balance primarily drawn in U.S. dollars. At December 31, 2003, 97% of borrowings of OEH were in floating interest rates.

        At December 31, 2003, $19.1 million of OEH's consolidated long-term debt was guaranteed by SCL (2002—$110.8 million) and contained cross-default clauses to SCL borrowing agreements (2002—$35.1 million). This indebtedness predated the Company's initial public offering in August 2000. In March 2004, the loan agreement evidencing this debt was being amended to substitute the Company for SCL on the guarantee and cross-default clauses so that SCL will no longer be involved in any OEH long-term indebtedness.

Liquidity

        Management plans to invest over the next few years in the expansion of existing hotel properties consistent with its growth strategy, subject to market conditions. In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt secured on the properties, and the balance through available cash resources. At December 31, 2003, OEH had capital commitments of $11.0 million overall.

        Management expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for 2004 and later years.

Contractual Obligations Summary

        The following table summarizes OEH's material known contractual obligations, excluding accounts payable and accrued liabilities, in 2004 and later years as of December 31, 2003. The data are derived from Notes 5 (Working capital facilities), 6 (Long-term debt and obligations under capital leases), and 12 (Commitments and contingencies) to the Financial Statements below (dollars in thousands):

	Year ended December 31,
	2004	2005-2006	2007-2008	Thereafter	Total
Working capital facilities	$19,165	$—	$—	$—	$19,165
Debt	46,574	167,672	281,983	36,774	533,003
Capital leases	4,697	5,672	3,160	7,656	21,185
Operating leases	682	725	70	—	1,477
Capital commitments	11,200	—	—	—	11,200

	$82,318	$174,069	$285,213	$44,430	$586,030

Off-Balance Sheet Arrangements

        OEH had no material off-balance sheet arrangements at December 31, 2003 other than those involving its equity investees reported in Notes 2(c), 6(a) and 16, and commitments and contingencies and derivative financial instruments reported in Notes 12 and 13.

Critical Accounting Policies and Estimates

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

        Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. OEH management believes the following are OEH's most critical accounting policies and estimates.

Revenue and other income recognition

        OEH's revenue and other income are primarily derived from the following sources: (1) hotel and restaurant revenues at OEH's owned and unconsolidated joint venture properties; (2) tourist train and cruise revenues at OEH's owned and unconsolidated joint venture operations; (3) management fees and loan interest; and (4) other revenues which are ancillary to OEH's operations. Generally, revenues are recognized when the services have been rendered. The following is a description of the composition of revenues for OEH:

  •
  Hotel and restaurant revenues at OEH's owned and unconsolidated joint venture properties represent revenues primarily derived from hotel operations, including the rental of rooms, food and beverage sales, telephone usage and other services provided. Revenue is recognized when rooms are occupied and services have been rendered.

  •
  Tourist train and cruise revenues at OEH's owned and unconsolidated joint venture operations represent revenues primarily derived from operations, including the purchase of tickets, food and beverage sales and other services provided. Revenue is recognized upon commencement of tourist train and cruise journeys.

  •
  Management fees represent fees earned on hotels and tourist trains managed worldwide, usually under long-term contracts. Management fees consist of a base fee, which is generally based on a percentage of gross revenues, and an incentive fee, which is generally based on the property's profitability. Base fee revenues are recognized when earned in accordance with the terms of the contract. Loan interest is recognized on an accrual basis relating to the principal amount and the interest rate.

Carrying values of long-lived assets and goodwill

        OEH management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill must be evaluated annually for impairment. The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of December 31, 2003 and 2002, OEH determined the carrying value of all its operating segments was less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill. To determine fair value, OEH relied on valuation models utilizing discounted cash flows.

Depreciation

        Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings range from 20 to 60 years with a 10% residual value, and on machinery and other remaining assets from 5 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms.

Pensions

        OEH's primary pension plan is accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits other than Pensions". OEH's minimum pension liability was approximately

$2,304,000 as of December 31, 2003. Management considers accounting for pensions critical to all of OEH's operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends and rates, salary growth, long-term return on plan assets and mortality rates.

        Management believes that a 7% long-term return on plan assets in 2003 is reasonable despite the recent market volatility in which OEH's plan assets had gains of approximately 15% for the year ended December 31, 2003 and losses of approximately 25% for the year ended December 31, 2002. In determining the expected long-term rate of return on assets, management has evaluated input from OEH's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The projected returns are based on broad equity and bond indices, including fixed interest rate gilts of long-term duration since the plan is in the U.K. OEH's expected long-term rate of return is based on a planned asset allocation of 60% in equity investments, with an expected long-term rate of return of 7%, and 40% in fixed income investments, with an expected long-term rate of return of 7%. OEH's actual asset allocation as of December 31, 2003 was in line with planned allocations.

        Management regularly reviews OEH's actual asset allocation and periodically rebalances investments to targeted allocations when considered appropriate. While the analysis considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Management will continue to evaluate the expected rate of return at least annually, and will adjust as necessary.

        Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH's consolidated financial statements. Lowering the expected long-term rate of return on OEH's pension plan by 0.5% (from 7% to 6.5%) would have increased pension expense for fiscal 2003 by approximately $21,000. Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility. Management will evaluate the need for additional contributions in 2004 based on these factors. Management believes that the cash flows from OEH's operations will be sufficient to fund additional contributions, if any, to the plan. See Note 7 regarding pensions.

Tax assets

        OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH's estimates of income that would likely be realized. If OEH's future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. OEH management assesses market risk based on changes in interest rates using a sensitivity analysis. If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,100,000 based on borrowings outstanding at December 31, 2003. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

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

        Ten of OEH's owned hotels in 2003 operated in currencies linked to the euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Mexican pesos, one in Botswanan pula, one in Brazilian reais and one in Peruvian nuevo soles. The Venice Simplon-Orient-Express, British Pullman and Northern Belle tourist trains operate primarily in British pounds sterling and currencies linked to the euro. OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

        OEH management uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against OEH's currency exposure. At December 31, 2003, as a result of this analysis, OEH management determined that the impact of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would not be material to OEH's net earnings.

        As far as it can, OEH matches foreign currency earnings and costs and so provides a natural hedge against currency movements. In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH's revenues and costs translated into U.S. dollars can, from period to period, be materially affected. The gains or losses OEH has incurred from transactions denominated in foreign currencies have not been material.

ITEM 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15. The financial statement schedule and the consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As disclosed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ Deloitte & Touche LLP

New York, New York
March 12, 2004

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
Assets
Cash and cash equivalents	$81,347	$37,860
Accounts receivable, net of allowances of $976 and $592	43,223	46,234
Prepaid expenses and other	11,717	9,090
Inventories	26,115	22,838

Total current assets	162,402	116,022
Property, plant and equipment, net of accumulated depreciation of $127,772 and $101,238	822,257	757,402
Investments	146,495	85,159
Goodwill	29,529	29,529
Other assets	12,969	10,420

	$1,173,652	$998,532

Liabilities and Shareholders' Equity
Working capital facilities	$19,165	$23,800
Accounts payable	23,754	20,271
Accrued liabilities	44,835	46,831
Deferred revenue	12,617	15,107
Current portion of long-term debt and capital leases	51,271	37,243

Total current liabilities	151,642	143,252
Long-term debt and obligations under capital leases	502,917	421,773
Deferred income taxes	2,846	3,330

	657,405	568,355

Minority interest	3,803	3,695

Shareholders' equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—31,790,601 (2002: 28,340,601)	318	283
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877 (2002: 20,503,877)	205	205
Additional paid-in capital	278,821	226,963
Retained earnings	252,484	228,875
Accumulated other comprehensive loss net of income taxes	(19,203)	(29,663)
Less: reduction due to class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	512,444	426,482

Commitments and contingencies

	$1,173,652	$998,532

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Revenue	$315,863	$279,268	$252,236
Other income:
Earnings from unconsolidated companies	9,355	10,034	9,112
Gain on sale of hotel asset	4,250	—	—

	329,468	289,302	261,348

Expenses:
Depreciation and amortization	25,265	19,546	16,356
Operating	158,577	136,198	120,008
Selling, general and administrative	101,761	86,063	72,246

Total expenses	285,603	241,807	208,610

Earnings from operations before net finance costs	43,865	47,495	52,738

Interest expense, net	(19,892)	(19,771)	(19,025)
Interest and related income	2,673	1,420	367

Net finance costs	(17,219)	(18,351)	(18,658)

Earnings before income taxes	26,646	29,144	34,080
Provision for income taxes	3,037	3,850	4,230

Net earnings	$23,609	$25,294	$29,850

Earnings per class A and B common share:
Basic and diluted	$0.76	$0.82	$0.97

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$23,609	$25,294	$29,850

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,265	19,546	16,356
Undistributed earnings of affiliates	(2,275)	(2,142)	(2,807)
Other non-cash items	(234)	2,919	(1,504)
Gain from sale of hotel asset	(4,250)	—	—
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable, prepaid expenses and other	1,445	320	(321)
Increase in inventories	(1,172)	(2,699)	(1,790)
(Decrease)/increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	(9,144)	(7,919)	759

Total adjustments	9,635	10,025	10,693

Net cash provided by operating activities	33,244	35,319	40,543

Cash flows from investing activities:
Capital expenditures	(54,450)	(56,857)	(37,630)
Acquisitions and investments, net of cash acquired	(27,225)	(62,094)	(39,986)
Proceeds from sale of fixed assets and other	1,504	—	814
Proceeds from sale of hotel asset	39,604	—	—

Net cash used in investing activities	(40,567)	(118,951)	(76,802)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	(7,715)	15,036	1,317
Issuance of common shares (net)	51,893	—	—
Proceeds from long-term debt	68,236	84,134	129,254
Principal payments under long-term debt	(64,080)	(35,879)	(50,113)
Purchase and cancellation of common shares	—	—	(1,407)

Net cash provided by financing activities	48,334	63,291	79,051

Effect of exchange rate changes on cash	2,476	338	(818)

Net increase/(decrease) in cash and cash equivalents	43,487	(20,003)	41,974
Cash and cash equivalents at beginning of year	37,860	57,863	15,889

Cash and cash equivalents at end of year	$81,347	$37,860	$57,863

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held By A Subsidiary	Total Comprehensive Income
	(Dollars in thousands)
Balance, January 1, 2001	$—	$284	$205	$228,862	$173,399	$(23,852)	$(181)
Purchase and cancellation of class A common shares		(1)		(1,899)	332
Comprehensive income:
Net earnings on common shares for the year					29,850			$29,850
Other comprehensive loss						(13,079)		(13,079)
Cumulative effect of change in accounting principle						(1,333)		(1,333)

								$15,438

Balance, December 31, 2001	—	283	205	226,963	203,581	(38,264)	(181)
Comprehensive income:
Net earnings on common shares for the year					25,294			$25,294
Other comprehensive income						8,601		8,601

								$33,895

Balance, December 31, 2002	—	283	205	226,963	228,875	(29,663)	(181)
Issuance of class A common shares in public offering, net of issuance costs		35		51,858
Comprehensive income:
Net earnings on common shares for the year					23,609			$23,609
Other comprehensive income						10,460		10,460

								$34,069

Balance, December 31, 2003	$—	$318	$205	$278,821	$252,484	$(19,203)	$(181)

See notes to consolidated financial statements.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of significant accounting policies and basis of presentation

(a)    Business

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At December 31, 2003, Sea Containers Ltd., a Bermuda company ("SCL"), owned 42% of the equity shares in the Company.

        At December 31, 2003, OEH owned or partially owned and managed 30 deluxe hotels and resorts located in the United States, Caribbean, Europe, southern Africa, South America, Australia and South Pacific, three restaurants in London, New York and Buenos Aires, five tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma.

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

        Certain items in 2002 and 2001 have been reclassified to conform to the current year's presentation.

        "FASB" means Financial Accounting Standards Board and "APB" means Accounting Principles Board, the FASB's predecessor. "SFAS" means Statement of Financial Accounting Standards of the FASB, and "FIN" means an accounting interpretation of the FASB.

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

(d)    Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, among others, the allowance for doubtful accounts, inventories, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes and contingencies. Actual results may differ from those estimates.

(e)    Stock-based compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees", as amended, and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares. The amount of compensation cost, if any, is charged to income over the vesting period.

        Had compensation cost for the Company's stock option plan been determined based on fair values as of the dates of grant, OEH's net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Net earnings:
As reported	$23,609	$25,294	$29,850
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(1,040)	(382)	(382)

Pro forma	$22,569	$24,912	$29,468

Basic and diluted earnings per share:
As reported	$0.76	$0.82	$0.97

Pro forma	$0.72	$0.81	$0.95

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

(g)    Earnings from unconsolidated companies

        Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $7,080,000 in 2003 (2002—$7,892,000, 2001—$6,702,000).

(h)    Marketing costs

        Marketing costs, including website research and planning costs, are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $24,783,000 in 2003 (2002—$20,091,000, 2001—$18,300,000).

(i)    Interest expense, net

        OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $1,795,000 in 2003 (2002—$1,271,000, 2001—$882,000).

(j)    Interest and related income

        Interest and related income consists entirely of foreign exchange gains of $2,673,000 in 2003 (2002—$1,420,000, 2001—$367,000).

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

(l)    Earnings per share

        Basic earnings per share exclude dilution and are computed by dividing net earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period. The number of shares used in computing basic earnings per share was 31,139,000 for the year ended December 31, 2003 (2002—30,800,000, 2001—30,874,000). The number of shares used in computing diluted earnings per share was 31,152,000 for the year ended December 31, 2003 (2002—30,858,000, 2001—30,874,000). There was no material dilutive effect in each of the three years ended December 31, 2003.

(m)    Inventories

        Inventories include food, beverages, certain retail goods and train-related items. Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(n)    Property, plant and equipment, net

        Property, plant and equipment, net are stated at cost less accumulated depreciation. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

        Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 50 years
Furniture, fixtures and equipment	5-25 years
River cruiseship	25 years
Equipment under capital lease and leasehold improvements	Lesser of lease term or economic life

(o)    Impairment of long-lived assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", OEH management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that an impairment occurs, the fair value of the related asset is estimated, and OEH records a charge to income calculated as the excess of the asset's carrying value over the estimated fair value.

(p)    Investments

        Investments include equity interests in and advances to unconsolidated companies.

(q)    Goodwill

        In accordance with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002, goodwill must be evaluated annually to determine impairment. Goodwill is no longer amortized. For the year ended December 31, 2001, goodwill was amortized using the straight-line method over its estimated useful life. See Note 4.

(r)    Concentration of credit risk

        Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited. OEH's customer base is comprised of numerous customers across different geographic areas.

(s)    Derivative financial instruments

        Effective January 1, 2001, OEH adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, No. 138 and No. 149. SFAS No. 133 requires OEH to record all derivatives on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income/(loss) in shareholders' equity and are recognized in the statement of consolidated operations when the hedged item affects earnings. The ineffective portion of a hedging derivative's change in the fair value will be immediately recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, the change in its fair value is recorded in earnings.

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

(t)    Recent accounting pronouncements

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. OEH adopted SFAS No. 149 on July 1, 2003, and adoption had no effect on OEH's financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. With the exception of certain financial measurement criteria deferred indefinitely by the FASB, SFAS No. 150 was adopted in fiscal 2003. The implementation of SFAS No. 150 had no effect on OEH's financial condition or results of operations.

        In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits", which requires companies to provide additional information about plan assets, benefit obligations, cash flows, benefit costs and other relevant data. Revised SFAS No. 132 is effective for fiscal years beginning after June 15, 2004, with earlier adoption encouraged. OEH adopted revised SFAS No. 132 on December 31, 2003 and, accordingly, the additional information is included in the notes to the financial statements.

        In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies and elaborates on the requirement for entities to recognize a liability and provide disclosures relating to the fair value of the obligation undertaken in a guarantee. Under FIN No. 45, OEH will record a liability at the inception of a transaction representing the fair value of the guarantee and maintain the liability until it is relieved of the contingent obligation. FIN No. 45 requires the fair value of the guarantee to be recorded for all guarantees issued or modified after December 31, 2002. The recognition of this liability results in delayed recognition of revenue until the guarantee has been settled or expired. FIN No. 45 also provides for disclosure regarding existing guarantees. The adoption of FIN No. 45 did not have a material effect on OEH's financial position or results of operations. The disclosures required have been provided in the notes to the financial statements.

        In December 2003, the FASB issued revised FIN No. 46, "Consolidation of Variable Interest Entities", that addresses the consolidation of certain types of entities including special purpose entities. Revised FIN No. 46 requires a variable interest entity to be consolidated if OEH's investment in the entity (regardless of the date it was created) will absorb a majority of the entity's expected losses and/or residual returns if they occur, and must be applied by March 31, 2004. OEH is evaluating the effect that adoption of revised FIN No. 46 will have on its financial position or results of operations and currently does not believe it will have to consolidate or disclose information about a variable interest entity.

2.     Significant acquisitions, dispositions and investments

(a)    Acquisitions

2003 Acquisitions:

        On April 25, 2003, OEH acquired a 50% interest in the Hotel Ritz in Madrid, Spain, through a 50%/50% joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by bank loans. Subsidiaries of the Company are obligated on $27,000,000 of these loans until the completion of various legal procedures in Spain when the debt would be entirely non-recourse to OEH. In addition, OEH became the exclusive long-term manager of the hotel. This investment is accounted for under the equity method of accounting. A portion of the purchase price was allocated to a trademark not subject to amortization. No goodwill was recognized in this transaction.

2002 Acquisitions:

        In February 2002, OEH acquired the hotel La Residencia in Mallorca, Spain and the hotel Le Manoir aux Quat' Saisons in Oxfordshire, England for approximately $40,000,000 in total. The price was paid largely with bank mortgage finance.

        In March 2002, OEH acquired for approximately $7,500,000 a 75% share interest in Maroma Resort and Spa near Cancun, Mexico. The purchase price was paid in cash, with $1,000,000 paid in March 2003.

2001 Acquisitions

        On April 27, 2001, OEH acquired the Bora Bora Lagoon Resort in French Polynesia, a hotel previously managed by OEH, for a cash price of approximately $19,600,000. OEH funded most of the purchase price with bank mortgage finance.

        On January 17, 2001, OEH acquired the Miraflores Park Hotel in Lima, Peru. Because OEH's 50%/50% hotel joint venture in Peru had an option to purchase the hotel at cost which, if exercised, would have resulted in OEH becoming the exclusive long-term manager of the hotel, it was accounted for in 2001 as an equity investment by OEH. Because the option lapsed, the hotel has been accounted for as an acquisition with effect from December 31, 2001. The purchase price of approximately $17,000,000 was paid largely by the assumption of existing debt, with the balance paid in cash and the issuance of notes to the seller.

        The purchase prices paid for these acquisitions in 2002 and 2001 approximated the fair value of the net tangible and identifiable intangible assets acquired, and any resulting goodwill was not material. They have been accounted for as purchases and, accordingly, the assets and liabilities of the acquired companies have been recorded at their fair value at the dates of acquisition. The operating results of the acquired companies have been included in OEH's consolidated statements of operations from the effective dates of acquisition. Pro forma data have not been presented as the revenues and net earnings resulting from these acquisitions would not have had a material impact in the year of acquisition.

(b)    Dispositions

        On November 6, 2003, OEH sold the Hotel Quinta do Lago in the Algarve region of Portugal at a price of $40,000,000 paid in cash, which resulted in a gain of approximately $4,250,000 (or $0.14 per share). The operations of this hotel were not material to OEH's consolidated financial statements and, accordingly, pro forma data have not been presented.

(c)    Investments

        Investments represent equity interests of 50% or less and in which OEH exerts significant influence. OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

        OEH's investments in and loans and advances to unconsolidated companies amounted to $146,495,000 at December 31, 2003 (2002—$85,159,000). OEH's earnings from unconsolidated companies were $9,355,000 in 2003 (2002—$10,034,000, 2001—$9,112,000) and it received no dividends in 2003, 2002 or 2001. See Note 16.

        Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2003	2002
Current assets	$42,172	$33,214
Property, plant and equipment, net	279,298	185,816
Other assets	4,472	4,129

Total assets	$325,942	$223,159

Current liabilities	$43,538	$28,864
Long-term debt	144,251	98,929
Other liabilities	71,351	69,270
Total shareholders' equity	66,802	26,096

Total liabilities and shareholders' equity	$325,942	$223,159

	Year ended December 31,
	2003	2002	2001
Revenue	$110,952	$91,823	$88,720

Earnings from operations before net finance costs	$13,953	$10,837	$12,644

Net loss	$(1,282)	$(3,002)	$(2,396)

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

3.     Property, plant and equipment, net

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2003	2002
Freehold and leased land and buildings	$678,683	$630,638
Machinery and equipment	135,584	123,716
Fixtures, fittings and office equipment	119,191	88,056
River cruiseship	16,571	16,230

	950,029	858,640
Less: accumulated depreciation	(127,772)	(101,238)

	$822,257	$757,402

        The major classes of assets under capital leases are as follows (dollars in thousands):

	December 31,
	2003	2002
Freehold and leased land and buildings	$14,080	$9,527
Machinery and equipment	1,964	2,039
Fixtures, fittings and office equipment	4,229	945

	20,273	12,511
Less: accumulated depreciation	(1,626)	(1,075)

	$18,647	$11,436

4.     Goodwill

        Effective January 1, 2002, OEH adopted the provisions of SFAS No. 141, "Business Combinations", and SFAS No. 142. These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, goodwill must be evaluated annually for impairment.

        The goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of December 31, 2003 and 2002, OEH determined the carrying value of all its operating segments was less than their respective derived fair values, indicating that there was no impairment of the recorded goodwill and indefinite-lived intangible assets. To determine fair value, OEH relied on valuation models utilizing discounted cash flows.

        The Company's goodwill consists of $700,000 related to the trains and cruises business segment and $28,829,000 related to the hotels and restaurants business segment. There was no change in the carrying amount of goodwill for the year ended December 31, 2003. During 2003 and 2002, there was no amortization expense due to the adoption of SFAS No. 142. If SFAS No. 142 had been applied to goodwill in 2001, full year net earnings would have increased by $894,000 ($0.03 per share).

5.     Working capital facilities

        Working capital facilities are comprised of the following, all repayable within one year (dollars in thousands):

	December 31,
	2003	2002
Unsecured working capital facilities, with a weighted average interest rate of 7.43% and 5.81%, respectively.	$19,165	$23,800

        OEH had approximately $55,000,000 of working capital lines of credit at December 31, 2003 (2002—$46,600,000) issued by various financial institutions and having various expiration dates, of which $35,800,000 was undrawn (2002—$22,800,000).

6.     Long-term debt and obligations under capital leases

(a)    Long-term debt

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2003	2002
Loans from banks secured by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 3.74% and 4.30%, respectively, primarily based on LIBOR	$530,003	$440,357
Loan secured by river cruiseship payable over 4 years, with a weighted average interest rate of 2.78% and 3.47%, based on LIBOR	3,000	4,000
Obligations under capital lease (see Note 6(b))	21,185	14,659

	554,188	459,016
Less: current portion	51,271	37,243

	$502,917	$421,773

        Certain credit agreements of OEH have restrictive covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $154,000,000 loan facility borrowed during 2003 and secured by three of OEH's Italian hotels. At December 31, 2003, OEH was in compliance with all of its restrictive covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        At December 31, 2003, $19,088,000 of OEH's consolidated long-term debt under one loan agreement dating from before the Company's initial public offering in August 2000 was guaranteed by SCL (2002—$110,854,000) and contained cross-default clauses to SCL debt. The agreement is being amended in March 2004 to remove the SCL guarantee and cross-default clauses. See Note 17.

        The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2003 (dollars in thousands):

Year ending December 31,
2004	$46,574
2005	61,336
2006	106,336
2007	96,441
2008	185,542
2009 and thereafter	36,774

$533,003

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

        Also, OEH has guaranteed, through 2011, $14,532,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment, and, through 2004, $4,417,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions. OEH has guaranteed, through 2014, $10,000,000 of the debt obligations of Peru OEH S.A., the unconsolidated owning company of two hotels in Peru in which OEH has a 50% investment. OEH has guaranteed, through 2005, $3,000,000 of the debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. All of these guarantees were in place before December 31, 2002.

(b)    Obligations under capital leases

        The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2003 (dollars in thousands):

Year ending December 31,
2004	$6,346
2005	4,316
2006	2,766
2007	2,073
2008	1,986
2009 and thereafter	8,390

Minimum lease payments	25,877
Less: amount of interest contained in above payments	4,692

Present value of minimum lease payments	21,185
Less: current portion	4,697

$16,488

        The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

7.     Pension plans

        Through December 31, 2002, a number of non-U.S. OEH employees participated in a defined benefit pension plan of a subsidiary of SCL. As of January 1, 2003, an OEH subsidiary established a new defined benefit plan and the OEH employees formerly included in the SCL plan transferred to the new plan. Assets and liabilities in respect of services accrued prior to January 1, 2003 for these employees have been transferred during 2004 to the new plan based on actuarial valuations. Benefits are based primarily on years of service and employee compensation near retirement. Plan assets consist primarily of common stocks, mutual funds, government securities and corporate debt securities held through separate trustee-administered funds.

        The significant weighted-average assumptions used to determine net periodic costs during the year are as follows:

	Year ended December 31,
	2003	2002	2001
Discount rate	5.4%	5.6%	6.0%
Assumed rates of compensation increases	3.0%	2.6%	3.5%
Expected long-term rate of return on plan assets	7.0%	6.5%	6.5%

        The significant weighted-average assumptions used to determine benefit obligations at year end are as follows:

	December 31,
	2003	2002

Discount rate	5.6%	6.0%
Assumed rate of compensation increase	3.0%	2.6%

        The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

        In determining the expected long-term rate of return on assets, management has evaluated information from OEH's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The returns projected are based on broad equity and bond indices, including fixed interest rate U.K. gilts of long-term duration. OEH's expected long-term rate of return is based on an asset allocation of 60% in equity investments, with an expected long-term rate of return of 7%, and 40% in fixed income investments, with an expected long-term rate of return of 7%.

        The weighted-average asset allocations of OEH's pension plan as of December 31, 2003 and 2002 by asset category as a percentage of plan assets are as follows:

	Year ended December 31,
Asset Category
	2003	2002
Equity securities	61.2%	61.1%
Fixed income investments	38.8%	38.9%

Total	100.0%	100.0%

        The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$5,158	$4,574
Service cost	520	425
Interest cost	353	270
Plan participants' contributions	228	266
Actuarial loss/(gain)	38	(137)
Benefits paid	—	(623)
Foreign currency translation	680	383

Benefit obligation at end of year	6,977	5,158

Change in plan assets:
Fair value of plan assets at beginning of year	3,613	3,922
Actual return on plan assets	579	(915)
Employer contributions	848	690
Plan participants' contributions	228	266
Benefits paid	—	(623)
Foreign currency translation	555	273

Fair value of plan assets at end of year	5,823	3,613

Funded status	(1,154)	(1,545)
Unrecognized net actuarial loss	3,360	2,750
Unrecognized prior service cost	—	9

Net amount recognized	$2,206	$1,214

        Amounts recognized in the consolidated balance sheets consist of the following (dollars in thousands):

	Year ended December 31,
	2003	2002
Prepaid benefit cost	362	—
Accrued benefit cost	(460)	(940)
Intangible assets	—	9
Accumulated other comprehensive loss	2,304	2,145

Net amount recognized	$2,206	$1,214

        The accumulated benefit obligation for all pension plans was approximately $5,809,000 as of December 31, 2003 (2002—$4,550,000). The portion of the assets and liabilities in respect of services of OEH employees accrued prior to January 1, 2003 under the SCL defined benefit pension plan has an accumulated benefit obligation which is in excess of plan assets. The following table details certain information with respect to this plan as follows (dollars in thousands):

	Year ended December 31,
	2003	2002
Project benefit obligation	$6,057	$5,158

Accumulated benefit obligation	$5,218	$4,550

Fair value of plan assets	$4,758	$3,613

        The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2003	2002	2001
Service cost	$520	$425	$373
Interest cost on projected benefit obligation	353	270	255
Expected return on assets	(274)	(264)	(291)
Net amortization and deferrals	92	95	13

Net periodic benefit cost	$691	$526	$350

        Additional information about OEH's pension plan is as follows (dollars in thousands):

	Year ended December 31,
	2003	2002
Increase in minimum pension liability in other comprehensive income	$159	$2,145

        OEH expects to contribute $954,000 to its pension plan in 2004. At December 31, 2003, there were no members receiving benefits from the plan. The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,
2004	$—
2005	7
2006	66
2007	68
2008	72
2009–2013	1,001

$1,214

8.     Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2003
	Current	Deferred	Total
United States	$(294)	$(146)	$(440)
Other	3,831	(354)	3,477

	$3,537	$(500)	$3,037

	Year ended December 31, 2002
	Current	Deferred	Total
United States	$777	$1,204	$1,981
Other	3,389	(1,520)	1,869

	$4,166	$(316)	$3,850

	Year ended December 31, 2001
	Current	Deferred	Total
United States	$1,692	$1,450	$3,142
Other	3,576	(2,488)	1,088

	$5,268	$(1,038)	$4,230

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	December 31,
	2003	2002
Gross deferred tax assets (operating loss carryforwards)	$71,467	$58,145
Less: valuation allowance	(39,886)	(37,198)

Net deferred tax assets	31,581	20,947
Deferred tax liabilities	(34,427)	(24,277)

Net deferred tax liabilities	$(2,846)	$(3,330)

        The deferred tax assets consist primarily of tax loss carryforwards. In addition, during 2003 OEH recognized a deferred tax asset of $691,000 (2002—$645,000). This amount represents the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

        OEH has prepared these financial statements pursuant to a tax sharing agreement with SCL and its subsidiaries. In accordance with that agreement, prior to August 10, 2000, the date of the Company's initial public offering, OEH utilized/relinquished losses with certain SCL subsidiaries. After that date,

OEH may no longer utilize/relinquish losses with SCL and its subsidiaries. The following represents the net liability that exists from OEH to SCL and its subsidiaries (dollars in thousands):

	Year ended December 31,
	2003	2002	2001
Tax sharing agreement	$(1,973)	$(1,973)	$(1,973)

9.     Supplemental cash flow information

	Year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash paid for:
Interest	$19,714	$19,920	$20,308

Income taxes	$3,411	$5,097	$6,400

        Non-cash investing and financing activities:

        In conjunction with the acquisitions in 2003, 2002 and 2001 (see Note 2(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2003	2002	2001
Fair value of assets acquired	$50,611	$73,166	$51,769
Cash paid for acquisitions	(22,000)	(47,500)	(36,600)

Liabilities assumed	$28,611	$25,666	$15,169

10.   Shareholders' equity

(a)    Public offering

        In November and December 2003, the Company completed a registered public offering in the United States through underwriters of 3,450,000 newly-issued class A common shares. Net proceeds amounted to $51,893,000.

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

(d)    Acquired shares

        Included in shareholders' equity is a reduction for 18,044,478 class B common shares of the Company that a subsidiary of the Company acquired on July 22, 2002 for $180,445 from SCL under an Amended and Restated Share Owning Subsidiaries Restructuring Agreement originally dated July 21, 2000. Consistent with the overall presentation of the capital structure in the financial statements, the Company has given effect to the terms and conditions of that agreement as if the agreement had been consummated from the beginning of the earliest year presented. As a result, a total of 18,044,478 class B common shares are deemed to be owned by the Company subsidiary at December 31, 2003 and 2002. Under applicable Bermuda law, these shares are outstanding and may be voted although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(e)    Preferred shares

        The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement. See Note 10(c).

11.   Employee stock option plan

        Under the Company's 2000 stock option plan, options to purchase up to 750,000 class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2003, 676,000 class A common shares were reserved for issuance pursuant to options awarded to 48 persons.

        No charges or credits are made to income with respect to options awarded or exercised under the plan since all options to employees are awarded at market value at date of grant.

        Transactions under the plan have been as follows:

	Year ended December 31, 2003
	Shares	Option Price
Outstanding at beginning of period	573,000	$13.00–$19.00
Granted	103,000	$13.40–$17.09
Terminated	—
Exercised	—

Outstanding at end of period	676,000	$13.00–$19.00

Exercisable at end of period	260,000	$19.00

	Year ended December 31, 2002
	Shares	Option Price
Outstanding at beginning of period	546,500	$19.00
Granted	301,500	$13.00–$13.06
Terminated	(275,000)	$19.00
Exercised	—

Outstanding at end of period	573,000	$13.00–$19.00

Exercisable at end of period	—

	Year ended December 31, 2001
	Shares	Option Price
Outstanding at beginning of period	547,000	$19.00
Granted	23,000	$19.00
Terminated	(23,500)	$19.00
Exercised	—

Outstanding at end of period	546,500	$19.00

Exercisable at end of period	—

        The options outstanding at December 31, 2003, were as follows:

	Number of Shares		Weighted Average of
Range of Exercise Prices	Outstanding at 12/31/2003	Exercisable at 12/31/2003	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
$13.00	30,000	—	8.8	$13.00	—
$13.06	271,500	—	8.8	$13.06	—
$13.40	100,000	—	9.4	$13.40	—
$17.09	3,000	—	9.8	$17.09	—
$19.00	11,500	—	7.2	$19.00	—
$19.00	260,000	260,000	6.6	$19.00	$19.00

	676,000	260,000

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

	As of and for year ended December 31,
	2003	2002	2001
Expected price volatility range	51.68%	40.34%	53.129%
Risk-free interest rate range	2.25%	2.78%	4.62%
Expected dividends	None	None	None
Expected life of stock options	5 years	5 years	5 years
Weighted average fair value	$6.27	$5.64	$8.92

12.   Commitments and contingencies

        Outstanding contracts to purchase fixed assets were approximately $11,200,000 at December 31, 2003 (2002—$10,100,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,
2004	$682
2005	485
2006	240
2007	59
2008	11

$1,477

        Rental expense for the year ended December 31, 2003 amounted to $1,366,000 (2002—$1,108,000, 2001—$1,208,000).

13.   Derivative financial instruments

(a)    Interest rate risk management

        OEH is exposed to interest rate risk on its floating rate debt and management tries to manage the impact of interest rate changes on earnings and cash flows. OEH's policy is to enter into interest rate swap and interest rate cap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt. These swaps convert the floating rate interest payments on a portion of the outstanding debt into fixed payments. OEH had four interest rate cap agreements outstanding at December 31, 2003 (2002—six) and the fair value of these derivatives at that date was $521,000 (2002—$290,000). OEH had one interest rate swap agreement outstanding at December 31, 2001 for the equivalent of €117,000,000 ($103,660,000) which expired in September 2002. At December 31, 2001, the fair value of the derivative was $1,756,000. This swap had been designated as a cash flow hedge for accounting purposes. As of December 31, 2003, OEH had no interest rate swap agreements.

        During the year ended December 31, 2003, OEH recognized a credit of $102,000 (2002—a charge of $10,000, 2001—a charge of $1,756,000) in other comprehensive income/(loss) representing the effective portion of the hedges, and no ineffectiveness was recognized during 2003, 2002 and 2001. OEH reclassified $10,000 out of other comprehensive income/(loss) and into earnings in 2003 (2002—$1,756,000). Amounts accumulated in other comprehensive income/(loss) will be reclassified into earnings as the hedged interest cash flows are accrued.

(b)    Foreign exchange risk management

        From time to time, OEH utilizes foreign currency forward contracts to reduce exposure to exchange rate risks primarily associated with OEH's international transactions. These contracts establish the exchange rates at which OEH will purchase or sell at a future date the contracted amount of currencies for specified foreign currencies. OEH utilizes forward contracts which are short-term in nature and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. No contracts were outstanding at December 31, 2003 and 2002.

14.   Other comprehensive income/(loss)

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	Year ended December 31,
	2003	2002
Foreign currency translation adjustments	$(17,682)	$(28,147)
Derivative financial instruments	92	(10)
Minimum pension liability, net of tax	(1,613)	(1,506)

	$(19,203)	$(29,663)

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31
	2003	2002	2001
Net earnings on common shares	$23,609	$25,294	$29,850
Foreign currency translation adjustments	10,465	8,361	(12,656)
Cumulative effect of change in accounting principles (SFAS 133)	—	—	(1,333)
Change in fair value of derivatives	102	(10)	(423)
Reclassification adjustment for losses included in net earnings	—	1,756	—
Additional minimum pension liability, net of tax	(107)	(1,506)	—

Comprehensive income	$34,069	$33,895	$15,438

15.   Information concerning financial reporting for segments and operations in different geographical areas

        OEH's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". OEH's operations are organized along service lines as two segments, (i) hotels and restaurants and (ii) tourist trains and cruises, and are grouped into various geographical segments. Hotels at December 31, 2003 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Australia and South Pacific, restaurants are located in London, New York and Buenos Aires, tourist trains operate in Europe, Southeast Asia and Peru, and a river cruiseship operates in Burma. Segment performance is evaluated based upon net earnings from operations before net finance costs, taxes and depreciation and amortization excluding the effects of changes in accounting principles and gains on sale of assets. Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows, with net finance costs being net of capitalized interest and interest and related income (dollars in thousands):

	Year ended December 31,
	2003	2002	2001
Revenue and Earnings from unconsolidated companies:
Hotels and restaurants
Owned hotels—Europe	$115,884	$99,939	$79,841
—North America	66,564	58,801	59,240
—Rest of World	62,989	54,725	52,655
Hotel management/part ownership interests	13,474	12,414	10,893
Restaurants	17,595	18,115	17,833

	276,506	243,994	220,462
Tourist trains and cruises	48,712	45,308	40,886

	$325,218	$289,302	$261,348

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$6,979	$7,310	$5,969
Restaurants	85	(125)	29

	7,064	7,185	5,998
Tourist trains and cruises	2,291	2,849	3,114

	$9,355	$10,034	$9,112

Depreciation and amortization:
Hotels and restaurants
Owned hotels—Europe	$8,420	$6,543	$5,375
—North America	6,249	4,433	3,689
—Rest of World	6,888	5,481	4,168
Restaurants	595	512	810

	22,152	16,969	14,042

Tourist trains and cruises	3,113	2,577	2,314

	$25,265	$19,546	$16,356

Earnings from operations before net finance costs:
Hotels and restaurants
Owned hotels—Europe	$24,369	$22,627	$21,510
—North America	4,848	6,716	10,905
—Rest of World	4,189	7,215	10,698
Hotel management/part ownership interests	13,474	12,408	10,893
Restaurants	2,021	3,267	3,195

	48,901	52,233	57,201
Tourist trains and cruises	2,871	5,771	5,012
Gain on sale of hotel asset	4,250	—	—

	56,022	58,004	62,213
Central selling, general and administrative costs	(12,157)	(10,509)	(9,475)

	43,865	47,495	52,738
Net finance costs	(17,219)	(18,351)	(18,658)

Earnings before income taxes	26,646	29,144	34,080
Provision for income taxes	3,037	3,850	4,230

Net earnings	$23,609	$25,294	$29,850

Capital expenditure:
Hotels and restaurants
Owned hotels—Europe	$16,827	$16,712	$19,846
—North America	19,928	23,601	6,923
—Rest of World	13,213	12,350	7,392
Restaurants	801	2,313	1,173

	50,769	54,976	35,334
Tourist trains and cruises	3,681	1,881	2,296

	$54,450	$56,857	$37,630

	December 31,
	2003	2002
Identifiable assets:
Hotels and restaurants
Owned hotels—Europe	$411,818	$325,566
—North America	235,155	213,886
—Rest of World	316,759	259,952
Hotel management/part ownership interests	81,159	72,904
Restaurants	37,543	29,796

	1,082,434	902,104
Tourist trains and cruises	91,218	96,428

	$1,173,652	$998,532

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2003	2002	2001
Revenue:
Europe	$157,632	$137,179	$112,017
North America	87,341	80,873	80,669
Rest of World	70,890	61,216	59,550

	$315,863	$279,268	$252,236

	December 31,
	2003	2002
Long-lived assets at book value:
Europe	$412,246	$334,008
North America	276,070	285,772
Rest of World	309,965	252,310

	$988,281	$872,090

16.   Related party transactions

        For the year ended December 31, 2003, OEH incurred net amounts of $4,631,000 (2002—$5,899,000 2001—$5,508,000) to SCL and its subsidiaries for the provision of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits, office facilities, and system and computer services. SCL owned a 42% equity interest in the Company at December 31, 2003. These were provided under a shared services agreement between OEH and SCL on the basis of a fee plus reimbursements equivalent to the direct and indirect costs of providing the services. The agreement had an initial term of one year and is automatically renewed annually unless terminated by SCL or OEH. These amounts have been included in selling, general and administrative expenses, and the unpaid net amount of $4,924,000 at December 31, 2003 (2002—$4,082,000) is included in accounts payable.

        SCL guaranteed a bank loan to OEH in an outstanding principal amount of $19,088,000 at December 31, 2003 (2002—$112,854,000). This guarantee predated the Company's initial public offering in August 2000 and is being cancelled in March 2004 (see Note 17).

        OEH manages under a long-term contract the Charleston Place Hotel and has made loans to the hotel-owning company. For the year ended December 31, 2003, OEH earned $3,917,000 (2002—$4,087,000, 2001—$3,876,000) in management fees and $7,080,000 (2002—$7,892,000, 2001—$6,702,000) in interest income on partnership and other loans. OEH owns a 19.9% equity interest in this hotel. At December 31, 2003, the loans aggregated $59,344,000 (2002—$57,808,000) with an indefinite maturity date and interest at either a fixed rate of 12% p.a. or a spread over LIBOR.

        For the year ended December 31, 2003, OEH charged $90,000 (2002—$160,000) for services provided to the group of four restaurants in England in which it had a 50% interest before disposing of that interest in 2003.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50%/50% joint venture with local Peruvian interests, as well as the 50%-owned PeruRail operation, and provides loans to these joint ventures. In 2003, OEH earned management fees of $1,940,000 (2002—$1,167,000, 2001—$1,097,000) and loan interest of $297,000 (2002—$330,000, 2001—$516,000) from the joint ventures. At December 31, 2003, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest in April 2003 (see Note 2). In 2003, OEH earned $1,069,000 in management fees.

        OEH has granted since 1989 to James Sherwood, Chairman and a director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.

17.   Subsequent events

        On January 20, 2004, the Company paid its first quarterly cash dividend at the rate of $0.025 per class A and class B common share.

        On February 2, 2004, OEH announced it was making an $8,000,000 investment in the Pansea group of five deluxe hotels in Southeast Asia. The transaction has been structured as a loan to the group holding company, convertible after three years into about 25% of the company's shares. OEH also paid $1,400,000 for options exercisable after three or five years to acquire all of the holding company's shares, and the existing shareholders have the right to sell their shares to OEH after five years. OEH will not manage the hotels but will market them along with its other properties.

        Prior to the Company's initial public offering when it was a wholly-owned subsidiary of SCL, SCL guaranteed a bank loan to two Company subsidiaries. The loan agreement contained cross-default provisions such that a default by SCL in certain circumstances would trigger a default of the loan. At December 31, 2003, $19,088,000 was outstanding under this loan. In March 2004, the Company, the lending bank and SCL were entering into an amendment of the loan agreement substituting the Company as the guarantor instead of SCL and making the cross-default provisions apply to the Company instead of SCL.

Summary of Quarterly Earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2003
Revenue	$77,708	$88,492	$89,254	$60,409
Earnings from unconsolidated companies	2,901	2,641	2,668	1,145
Gain on sale of hotel asset	4,250	—	—	—

	$84,859	$91,133	$91,922	$61,554

Earnings before net finance costs	$11,719	$14,338	$15,942	$1,866
Net finance costs	(2,919)	(4,600)	(4,729)	(4,971)

Earnings/(losses) before income taxes	8,800	9,738	11,213	(3,105)
Provision for/(benefit from) income taxes	182	1,558	1,794	(497)

Net earnings/(losses) on class A and B common shares	$8,618	$8,180	$9,419	$(2,608)

Net earnings/(losses) per class A and B common share:
Basic and diluted	$0.27	$0.27	$0.31	$(0.08)

2002
Revenue	$70,252	$80,602	$76,725	$51,689
Earnings from unconsolidated companies	3,198	2,486	2,369	1,981

	$73,450	$83,088	$79,094	$53,670

Earnings before net finance costs	$8,468	$15,791	$17,901	$5,335
Net finance costs	(3,669)	(5,315)	(4,544)	(4,823)

Earnings before income taxes	4,799	10,476	13,357	512
Provision for income taxes	622	1,363	1,793	72

Net earnings on class A and B common shares	$4,177	$9,113	$11,564	$440

Net earnings per class A and B common share:
Basic and diluted	$0.14	$0.30	$0.38	$0.01

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2003 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 61	Senior Counsel (retired) of Appleby Spurling & Kempe (attorneys)	1994
James B. Hurlock, 70	Interim CEO of Stolt-Nielsen Transportation Group Ltd. (a chemical transport services company)	2000
J. Robert Lovejoy, 59	Senior Managing Director of Ripplewood Holdings LLC (a private equity investment firm)	2000
Daniel J. O'Sullivan, 65	Senior Vice President—Finance and Chief Financial Officer of SCL	1997
Georg R. Rafael, 66	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 70	Chairman of the Company	1994
Simon M.C. Sherwood, 43	President of the Company	1994

        The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

        Mr. Campbell was a member of Appleby Spurling & Kempe until March 1999 and retired as Senior Counsel in July 2003. Mr. Campbell is a non-executive director and Chairman of the Risk and Audit Committee of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.

        Mr. Hurlock is also an attorney and was a member of White & Case LLP acting as Chairman of the firm's Management Committee overseeing worldwide operations from 1980 until his retirement in 2000. He was appointed to his current position at Stolt-Nielsen in July 2003.

        Mr. Lovejoy, prior to joining Ripplewood in 2000, was a Managing Director of Lazard Freres & Co. LLC and a General Partner of Lazard's predecessor partnership for over 15 years.

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

        The Board of Directors has established a standing Audit Committee for the purpose of overseeing the accounting and financial reporting processes of OEH and the audits of its financial statements. Messrs. Campbell, Hurlock and Lovejoy are the committee members. The Board has determined that the committee members meet the audit committee independence rules of the SEC and the New York Stock Exchange when they become applicable to the Company in July 2005. The Board has designated Mr. Lovejoy as the audit committee financial expert, as defined under SEC rules.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 70	Chairman since 1994
Simon M.C. Sherwood, 43	President since 1994
Dean P. Andrews, 51	Vice President—Hotels, North America since 1997
Roger V. Collins, 57	Vice President—Technical Services since 2001
Adrian D. Constant, 43	Vice President—Hotels, Europe and Asia since 2001
Pippa Isbell, 50	Vice President—Public Relations since 2000
James G. Struthers, 40	Vice President—Finance and Chief Financial Officer since 2000
Nicholas R. Varian, 49	Vice President—Tourist Trains and Cruises since 1994
Paul White, 39	Vice President—Hotels, Africa, Australia and South America since 2000
Edwin S. Hetherington, 54	Secretary since 1994

        The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

        The previous experience of Messrs. James Sherwood and Simon Sherwood is reported under the heading "Directors" above.

        Mr. Andrews was with Omni Hotels (1981-1997) working in new hotel development and financial and asset management.

        Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, joining the Company's predecessor, Orient-Express Hotels Inc., in 1991.

        Mr. Constant began his career in the hotel industry in 1983, including positions at Intercontinental and Forte Hotels, and worked for Le Meridien Hotels (1993-2001) ending as Regional Manager for Brazil.

        Ms. Isbell was appointed a Manager of the Company in 1998 after selling the public relations consultancy she founded in 1987. Her work in the hospitality industry included Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.

        Mr. Struthers is also Vice President—Controller of SCL having joined originally in 1991 as Group Financial Controller and worked briefly (1997-1999) as Finance Director of Eurostar (UK) Ltd., the operator of high speed passenger train services between Britain and Continental Europe.

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

        Mr. Hetherington is also Vice President, General Counsel and Secretary of SCL having joined Orient-Express Hotels Inc. in 1980.

        The Board of Directors has adopted a code of business practices for the Company's principal executive, financial and accounting officers, which is filed as an exhibit to this report.

ITEM 11. Executive Compensation

        Because the Company is a foreign private issuer, it is replying to this Item 11 pursuant to Item 402(a)(l)(ii) of SEC Regulation S-K.

        The following table shows the salary and bonus of Mr. Simon Sherwood paid in cash during 2003, and of all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
Simon M.C. Sherwood	President and Director	$535,800
All executive officers as a group (10 persons)		$2,630,900

        The group data in the table include the salary and bonus of Mr. James Sherwood paid by OEH ($371,400). Under the shared services agreement between OEH and SCL described under Item 13—Certain Relationships and Related Transactions below, part of the salary and bonus of Mr. Hetherington is included in the corporate and administrative charges of SCL to OEH and is excluded from the table. See also Note 16 to the Financial Statements (Item 8 above).

        Each of Messrs. Campbell, Hurlock, Lovejoy and Rafael receives a fee of $2,750 for each meeting of the Board of Directors or a committee thereof which he attends, and is paid a director retainer fee at the annual rate of $17,500. Aggregate attendance and retainer fees amounted to $131,000 in 2003. They are also entitled to 50% discounts off the usual room rates and food and beverage prices for personal visits at OEH's properties.

Pensions

        Executive officers who are United Kingdom citizens participate in a contributory defined benefit pension plan established by OEH in 2003 for British employees. The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment and their final pensionable compensation, up to a maximum pension of two-thirds of the final pensionable compensation for service of up to 20 years, reduced by pension benefits paid by the British government. A participant's pensionable compensation upon which benefits are based is the greater of (i) the average of the participant's highest three consecutive pensionable salaries during the ten years preceding retirement or (ii) the participant's pensionable salary for the year immediately preceding retirement. In 2002 and prior years, most British executive officers participated in an SCL pension plan at SCL's cost charged to OEH under the shared services agreement referred to above. Based on actuarial advice, plan assets were divided when the OEH plan was established as of January 1, 2003.

        Under this U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $257,400 in the aggregate at December 31, 2003. See Note 7 to the Financial Statements regarding the U.K. plan. Messrs. James Sherwood, Andrews and Hetherington who are U.S. citizens participate in no OEH pension pan.

2000 Stock Option Plan

        Options to purchase Class A common shares of the Company have been granted to directors, executive officers and selected employees under the Company's 2000 Stock Option Plan, which is administered by the Board of Directors. The plan provides for the award of options to purchase up to 750,000 Class A and B common shares at market value at the time of the award. In general, options become exercisable three years after the date of grant and expire ten years from date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plan.

        During 2003, options to purchase an aggregate of 65,000 Class A shares were granted to directors and executive officers of the Company at a price of $13.40 per share, including options on 5,000 shares to each of the directors. No options were exercised by directors or officers during 2003. At December 31, 2003, options to purchase an aggregate of 490,000 Class A shares (of which 197,500 were exercisable) were held by directors and executive officers at per share exercise prices ranging from $13.00 to $19.00 and expiring between 2010 and 2013. See Note 11 to the Financial Statements.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares
Orient-Express Holdings 1 Ltd 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		36.2%	88.0%
Citibank International plc et al.(2) Citicorp Centre Canada Square Canary Wharf London E14 5LB	14,406,500		42.1%	12.0%
Sea Containers Ltd.(3) 22 Victoria Street Hamilton HM 12 Bermuda	14,403,300		42.1%	12.0%
Capital Research and Management Co.(4) 333 South Hope Street Los Angeles, California 90071	1,795,000	(6)	5.6%	—
Westport Asset Management Inc.(5) 253 Riverside Avenue Westport, Connecticut 06880	1,737,900	(6)	5.5%	—

(1)
The percentage of Class A shares shown is based on the 31,790,601 Class A shares outstanding on March 8, 2004, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

(2)
The information with respect to Citibank International plc ("Citibank") and certain of its affiliated companies is derived from their joint Schedule 13D report amended December 22, 2003 and filed with the SEC. The report states that (a) Citibank and the other reporting companies may be deemed to share voting and dispositive power with respect to 14,403,300 Class A shares (consisting of 11,943,901 outstanding Class A shares and 2,459,399 Class A shares issuable upon conversion of 2,459,399 Class B shares) which were pledged by SCL in connection with entering into a $100 million revolving loan facility agreement, (b) Citigroup Inc. may be deemed to share voting power with third party customers of its subsidiaries with respect of 3,200 Class A shares that may be deemed to be beneficially owned by those subsidiaries for the benefit of third party customers, and (c) by virtue of their potential status as a "group" for purposes of the rules of the SEC, each of the reporting companies may be deemed to share voting and/or dispositive power over the shares that may be deemed to be beneficially owned by the other reporting companies.

(3)
SCL has sole voting and dispositive power with respect to 11,943,901 Class A shares and 2,459,399 Class B shares, subject to the pledge referred to in note (3) above.

(4)
The information with respect to Capital Research and Management Co. ("Capital") relates only to Class A shares and is derived from its Schedule 13G report as amended at December 31, 2003 filed with the SEC. The report states that Capital is a registered investment advisor and that Capital has sole dispositive power with respect to 1,795,000 Class A shares.

(5)
The information with respect to Westport Asset Management Inc. ("Westport") relates only to Class A shares and is derived from its Schedule 13G report at December 31, 2003 filed with the SEC. The report states that (a) Westport is a registered investment advisor and a parent holding company and owns 50% of Westport Advisors LLC, also a registered investment advisor, and (b) Westport has sole voting and dispositive power with respect to 979,100 Class A shares, shares voting power with Westport Advisors LLC with respect to 469,600 Class A shares, and shares dispositive power with respect to 758,800 Class A shares including the 469,600 Class A shares referred to above with Westport Advisors LLC.

(6)
Class A shares only.

Directors and Executive Officers

        The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group. Each person has sole voting and dispositive power with respect to his or her shares, except Mr. James Sherwood who shares voting and dispositive power with respect to 10,300 Class A shares. Each individual's holding is less than 1% of the Class A shares outstanding, other than Mr. James Sherwood with 1.2%. The group total includes 197,500 Class A shares covered by exercisable stock options held by directors and executive officers under the Company's 2000 Stock Option Plan which, together with the other shares beneficially owned by directors and executive officers, represents 1.9% of Class A shares outstanding.

Name	No. of Class A Shares
D.P. Andrews	1,000
J.D. Campbell	1,000
R.V. Collins	—
A.D. Constant	—
E.S. Hetherington	1,000
J.B. Hurlock	1,000
P. Isbell	650
J.R. Lovejoy	5,000
D.J. O'Sullivan	—
G.R. Rafael	—
J.B. Sherwood	378,600
S.M.C. Sherwood	14,400
J.G. Struthers	300
N.R. Varian	600
P. White	1,000
All directors and executive officers as a group (15 persons) including exercisable stock option shares	602,050

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power
Holdings	—	18,044,478	76.2%
Citibank	11,947,101	2,459,399	15.4%
SCL	11,943,901	2,459,399	15.4%
Capital	1,795,000	—	—
Westport	1,448,700	—	(1)
All directors and executive officers as a group (15 persons) including exercisable stock option shares	602,050	18,044,478	76.4%

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

        Holdings and the Company's directors and executive officers hold in total approximately 36% in number of the outstanding Class A and Class B shares having approximately 76% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 64% in number of the common shares having about 24% of combined voting power in the Company.

        Under Bermuda law, the Class B shares owned by Holdings (representing approximately 76% of the combined voting power) are outstanding and may be voted by that subsidiary. The investment by Holdings in Class B shares and the manner in which Holdings votes those shares are determined by the Board of Directors of Holdings (three of whom are also directors or officers of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary. Holdings, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders.

        With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire OEH without the consent of the Company's board of directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for "business combination" transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have antitakeover effects. See Note 10(c) to the Financial Statements. Although OEH management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company's Board of Directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

        Information under Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13. Certain Relationships and Related Transactions

        Mr. James Sherwood owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company. OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood's option in the case of a proposed cash sale, the offered sale price. In addition, SCL has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of SCL occurs. SCL and the Company will amend this option to apply to a change in control of the Company.

        Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment. In 2001, the hotel paid Mr. Sherwood $104,100 for the use of his apartment. Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment. To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

        Mr. James Sherwood and his two stepsons including Mr. Simon Sherwood own Capannelle S.r.l., a vineyard in the Chianti region of Italy that produces wine, olive oil and other products principally for sale to third parties. In 2003, the vineyard sold $77,100 of products to OEH hotels at prices the same as its third party prices.

        Capannelle and the Company's subsidiary that owns the Villa San Michele near Florence, Italy have entered into an agreement effective in 2003 under which Capannelle makes the main house and other parts of the vineyard available to short-stay guests provided by the hotel. The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele. In 2003, Capannelle earned $7,900 from this arrangement which continues on a year-to-year basis unless terminated by either party.

        See also Note 16 to the Financial Statements (Item 8 above) regarding related party transactions.

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

ITEM 14. Principal Accountant Fees and Services

        The following table presents the fees of Deloitte & Touche LLP, OEH's independent auditor, for audit and permitted non-audit services in 2003 and 2002:

	2003	2002
Audit fees	$1,202,000	$1,071,600
Audit-related fees	104,000	116,000
Tax fees	419,000	390,000
All other fees	—	—

Total	$1,725,000	$1,557,600

        Audit services consist of work performed in the preparation of audited financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, consents and comfort letters for SEC registration statements, accounting research and assistance, and implementation of new accounting standards.

        Audit-related services consist of assurance and related services that are normally performed by the independent auditor and that are reasonably related to the audit or review of financial statements but are not reported under audit services, including due diligence reviews in potential transactions and audits of benefit plans.

        Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit or review of financial statements, and include fees in the areas of tax return preparation and compliance and tax planning and advice.

        Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.

        During 2003, the Audit Committee of the Board of Directors of the Company established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year for each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting. For 2003, when this policy was adopted, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as a part of this report.

		Page Number
1.	Financial Statements
	Independent auditors' report	33
	Consolidated financial statements—years ended December 31, 2003, 2002 and 2001:
	Balance sheets (December 31, 2003 and 2002)	34
	Operations	35
	Cash flows	36
	Shareholders' equity	37
	Notes	38
2.	Financial Statement Schedules
	Schedule II—Valuation and qualifying accounts (years ended December 31, 2003, 2002 and 2001)	73
3.	Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.
(b)
Reports on Form 8-K. During the fourth quarter of 2003, the Company filed the following Form 8-K Current Report (other than the exhibit to the report which was furnished to the SEC):

Date of Report	Item No.	Description
November 11, 2003	7 and 12	Third quarter 2003 earnings news release of the Company.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts	$592,000	$282,000	$132,000(2)	$16,000(1)	$976,000

			$(14,000)(3)
Year ended December 31, 2002:
Allowance for doubtful accounts	$514,000	$146,000	$58,000(2)	$184,000(1)	$592,000

			$58,000(4)
Year ended December 31, 2001:
Allowance for doubtful accounts	$422,000	$81,000	$(23,000)(2)	$30,000(1)	$514,000

			$64,000(4)

(1)
Bad debts written off, net of recoveries.

(2)
Foreign currency translation adjustments.

(3)
Sale of subsidiary company.

(4)
Acquisition of subsidiary companies.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004	ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ SIMON M.C. SHERWOOD Simon M.C. Sherwood President (Co-Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 15, 2004

Name	Title

/s/ JOHN D. CAMPBELL John D. Campbell	Director
/s/ JAMES B. HURLOCK James B. Hurlock	Director
/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director
/s/ DANIEL J. O'SULLIVAN Daniel J. O'Sullivan	Director
/s/ GEORG R. RAFAEL Georg R. Rafael	Director
/s/ JAMES B. SHERWOOD James B. Sherwood	Chairman and Director (Co-Principal Executive Officer)
/s/ SIMON M.C. SHERWOOD Simon M.C. Sherwood	President and Director (Co-Principal Executive Officer)
/s/ JAMES G. STRUTHERS James G. Struthers	Vice President-Finance and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description
3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030.	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Bye-Laws of Orient-Express Hotels Ltd.
4.1	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030.	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000.
4.2	Exhibit 10 to June 30, 2003 Form 10-Q Quarterly Report (File No. 1-16017).	Agreement for €135 Million Term and Multi-Currency Revolving Credit Facility dated July 1, 2003 between the Company and Barclays Bank PLC.

        OEH has no instrument with respect to long-term debt under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2	Exhibit 28(b) to February 10, 1989 Form 8-K Current Report of Orient-Express Hotels Inc. (File No. 1-6066).	Agreement Regarding Hotel Cipriani Interests dated January 27, 1989 among James B. Sherwood, Orient- Express Hotels Inc. and Hotel Cipriani S.p.A.
10.3	Exhibit 10(e) to 1989 Form 10-K Annual Report of Sea Containers Ltd. (File No. 1-7560).	Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated August 22, 1989 among James B. Sherwood, Orient-Express Hotels Inc. and Sea Containers America Inc.
10.4	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.5	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.6 to 2001 Form 10-K Annual Report (File No. 1-16017).	Amendment to Services Agreement dated January 1, 2001 (Exhibit 10.5 above).
10.7	Exhibit 2.1 to June 30, 2001 Form 10-Q Quarterly Report (File No. 1-16017).	Amended and Restated Share Owning Subsidiaries Restructuring Agreement dated June 6, 2001 among Sea Containers Ltd., Orient-Express Hotels Ltd., Orient-Express Holdings 1 Ltd., Orient-Express Holdings 2 Ltd., Orient- Express Holdings 3 Ltd., Orient-Express Holdings 4 Ltd. and Contender 2 Ltd.
10.8	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.

10.9	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.10	Page 77.	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capanelle S.r.l.
11	Page 79.	Statement of computation of per share earnings.
12	Page 80.	Statement of computation of ratios.
14	Page 81.	Code of Business Practices for Principal Executive, Financial and Accounting Officers.
21	Page 83.	Subsidiaries of Orient- Express Hotels Ltd.
23	Page 85.	Consents of Deloitte & Touche LLP relating to Form S-8 Registration Statement No. 333-58298 and Form S-3 Registration Statement No. 333-102576.
31	Page 86.	Rule 13a-14(a)/15d-14(a) Certifications.
32	Page 89.	Section 1350 Certification.

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
  ITEM 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts
SIGNATURES
EXHIBIT INDEX