Form 10-Q
period 2004-03-31
ORIENT EXPRESS HOTELS LTD
filed 2004-05-11
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004, or
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

As of April 30, 2004, 31,790,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2004 (unaudited)	December 31, 2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$58,486	$81,347
Accounts receivable, net of allowances of $956 and $976	28,735	28,060
Due from related parties	13,373	10,737
Prepaid expenses and other	15,674	11,717
Inventories	26,263	26,115

Total current assets	142,531	157,976
Property, plant and equipment, net of accumulated depreciation of $138,894 and $127,772	827,505	822,257
Investments	147,463	146,495
Goodwill	29,529	29,529
Other assets	13,886	12,969

	$1,160,914	$1,169,226

Liabilities and Shareholders' Equity
Working capital facilities	$54,497	$19,165
Accounts payable	18,812	18,830
Due to related parties	4,883	4,924
Accrued liabilities	38,194	40,409
Deferred revenue	22,721	12,617
Current portion of long-term debt and capital leases.	67,457	51,271

Total current liabilities	206,564	147,216
Long-term debt and obligations under capital leases	439,891	502,917
Deferred income taxes	551	2,846

	647,006	652,979

Minority interest	3,960	3,803

Shareholders' equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—31,790,601	318	318
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	278,821	278,821
Retained earnings	247,083	252,484
Accumulated other comprehensive loss, net of income taxes	(16,298)	(19,203)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	509,948	512,444

Commitments and contingencies

	$1,160,914	$1,169,226

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$63,834	$60,409

Expenses:
Depreciation and amortization	6,955	5,464
Operating	33,829	30,839
Selling, general and administrative	25,983	23,385

Total expenses	66,767	59,688

(Losses)/earnings from operations before net finance costs	(2,933)	721
Interest expense, net	(5,044)	(4,823)
Interest and related income/(expense)	64	(148)

Net finance costs	(4,980)	(4,971)

Losses before income taxes	(7,913)	(4,250)
Benefit from income taxes	(1,012)	(497)

Losses before earnings from unconsolidated companies	(6,901)	(3,753)
Earnings from unconsolidated companies	2,295	1,145

Net losses	$(4,606)	$(2,608)

Net losses per class A and class B common share:
Basic and diluted	$(0.13)	$(0.08)

Dividends per class A and class B common share	$0.025	$—

See notes to consolidated financial statements including Note 1(j) regarding reclassification of earnings from unconsolidated companies.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(4,606)	$(2,608)

Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	6,955	5,464
Undistributed earnings of affiliates	(366)	348
Other non-cash items	(2,100)	(1,525)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(7,294)	(2,627)
Increase in inventories	(185)	(394)
Increase in payables, accrued liabilities and deferred revenue	8,339	3,403

Total adjustments	5,349	4,669

Net cash provided by operating activities	743	2,061

Cash flows from investing activities:
Capital expenditures	(13,764)	(12,608)
Acquisitions and investments, net of cash acquired	(3,533)	(1,202)
Proceeds from sale of fixed assets and other	12	28

Net cash used in investing activities	(17,285)	(13,782)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	5,093	5,773
Issuance of long-term debt	84	15,322
Principal payments under long-term debt	(10,629)	(7,912)
Payment of common share dividends	(795)	—

Net cash (used in)/provided by financing activities.	(6,247)	13,183

Effect of exchange rate changes on cash and cash equivalent	(72)	348

Net (decrease)/increase in cash and cash equivalents	(22,861)	1,810
Cash and cash equivalents at beginning of period	81,347	37,860

Cash and cash equivalents at end of period	$58,486	$39,670

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
Balance, January 1, 2004	$—	$318	$205	$278,821	$252,484	$(19,203)	$(181)
Dividends on common shares	—	—	—	—	(795)	—	—
Comprehensive income:
Net losses on common shares for the period	—	—	—	—	(4,606)	—	—	$(4,606)
Other comprehensive income	—	—	—	—	—	2,905	—	2,905

								$(1,701)

Balance, March 31, 2004	$—	$318	$205	$278,821	$247,083	$(16,298)	$(181)

See notes to consolidated financial statements

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of financial statement presentation

(a) Accounting policies

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At March 31, 2004, Sea Containers Ltd., a Bermuda company ("SCL"), owned 42% of the equity shares in the Company.

        For a description of significant accounting policies and basis of presentation, see Notes 1, 4 and 15 to the consolidated financial statements in the Company's 2003 Form 10-K annual report. As of March 31, 2004, these significant accounting policies have not changed from December 2003. "SFAS" means Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the Financial Accounting Standards Board.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2004 and 2003, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of OEH's business, operating results for the interim period are not necessarily indicative of a full year's operating results.

(b) Net losses per share

        The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

	Three months ended March 31,
	2004	2003
Basic	34,250	30,800
Effect of dilution	—	—

Diluted	34,250	30,800

        For the three months ended March 31, 2004 and 2003, the anti-dilutive effect of stock options on 102,261 and 279,307 class A common shares, respectively, was excluded from the computation of diluted losses per share.

(c) Derivative financial instruments

        For the three months ended March 31, 2004 and 2003, the change in the fair market value of derivative instruments resulted in a charge of $260,000 and $83,000, respectively, to other comprehensive income.

        The components of comprehensive income are as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Net losses on common shares	$(4,606)	$(2,608)
Foreign currency translation adjustments	3,165	(631)
Change in fair value of derivatives	(260)	(83)

Comprehensive loss	$(1,701)	$(3,322)

(d) Goodwill

        OEH's goodwill consists of $700,000 related to the trains and cruises reporting segment and $28,829,000 related to the hotels and restaurants reporting segment. There were no changes in the carrying amount of goodwill for the three month period ended March 31, 2004.

(e) Stock-based compensation

        OEH's compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares, in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plan had been determined based on fair values as of the date of grant, OEH's net losses and losses per share would have been reported as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Net losses on common shares:
As reported	$(4,606)	$(2,608)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(187)	(237)

Pro forma	$(4,793)	$(2,845)

Basic and diluted losses per share:
As reported:
Basic and diluted	$(0.13)	$(0.08)

Pro forma:
Basic and diluted	$(0.14)	$(0.09)

        The pro forma figures in the preceding tables may not be representative of pro forma amounts in future years.

(f) Dividends

        On March 19, 2004, the Company declared a dividend of $0.025 per common share payable April 20, 2004 to shareholders of record April 5, 2004.

(g) Pensions

        Components of net periodic pension benefit cost were as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Service cost	$208	$128
Interest cost	97	86
Expected return on plan assets	(110)	(67)
Amortization of prior service cost	—	2
Amortization of net loss	35	20

Net periodic benefit cost	$230	$169

        As reported in Note 7 to the financial statements in the Company's 2003 Form 10-K annual report, OEH expected to contribute $954,000 to its pension plans in 2004. As of March 31, 2004, $208,000 of contributions have been made. OEH anticipates contributing an additional $735,000 to fund its pension plans in 2004 for a total of $943,000.

(h) Earnings from unconsolidated companies

        Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $1,929,000 and $1,661,000 for the three months ended March 31, 2004 and 2003, respectively.

(i) Recent accounting pronouncements

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46 "Consolidation of Variable Interest Entities," as amended by FIN No. 46R which applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interest entities held before February 1, 2003, applied beginning with OEH's quarter ended March 31, 2004. OEH has evaluated all of its existing joint-venture agreements, and has determined that none of its joint ventures are within the scope of FIN No. 46R.

(j) Reclassifications

        Certain items in 2003 have been reclassified to conform to the 2004 presentation. Earnings from unconsolidated companies are now presented below earnings/(losses) from operations before net finance costs.

2. Acquisitions and investments

        On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of five deluxe hotels in Southeast Asia. Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company's shares. As of March 31, 2004, OEH had provided $2,125,000 in loans to Pansea. In addition, OEH paid $1,400,000 for options exercisable after three to five years to acquire all of the holding company's shares, and the existing shareholders have the right to sell their shares to OEH after five years. OEH is not managing the hotels but is marketing them along with its other properties.

        On April 25, 2003, OEH acquired a 50% interest in the Hotel Ritz in Madrid, Spain through a 50/50 joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by working capital loans. Subsidiaries of the Company are obligated on $27,000,000 of these working capital loans until the completion of various legal procedures in Spain, when the debt is expected to become entirely non-recourse to OEH. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel. This investment is accounted for under the equity method of accounting.

        Summarized financial data for OEH's unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Current assets	$41,934	$42,172
Property, plant and equipment, net	277,335	279,298
Other assets	4,343	4,472

Total assets	$323,612	$325,942

Current liabilities	$44,576	$43,538
Long-term debt	141,551	144,251
Other liabilities	74,122	71,351
Total shareholders'equity	63,363	66,802

Total liabilities and shareholders' equity	$323,612	$325,942

	Three months ended March 31,
	2004	2003
Revenue	$28,652	$20,301

Earnings from operations before net finance costs	$2,288	$1,088

Net losses	$(1,867)	$(1,999)

3. Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Freehold and leased land and buildings	$684,792	$678,683
Machinery and equipment	133,746	135,584
Fixtures, fittings and office equipment	131,337	119,191
River cruiseship	16,524	16,571

	966,399	950,029
Less: accumulated depreciation	(138,894)	(127,772)

	$827,505	$822,257

        The major classes of assets under capital leases are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Land and buildings	$13,478	$14,080
Machinery and equipment	1,996	1,964
Fixtures, fittings and office equipment	4,623	4,229

	20,097	20,273
Less: accumulated depreciation	(1,840)	(1,626)

	$18,257	$18,647

4. Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	March 31, 2004	December 31, 2003
Loans from banks secured by property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 3.76% and 3.74%, respectively, primarily based on LIBOR	$484,672	$530,003
Loan secured by a river cruiseship payable over 5 years, with a weighted average interest rate of 2.81% and 2.78%, respectively, based on LIBOR	2,500	3,000
Obligations under capital lease	20,176	21,185

	507,348	554,188
Less: current portion	67,457	51,271

	$439,891	$502,917

        In March 2004, the last guarantee by SCL of an OEH bank loan (December 31, 2003—$19,088,000 principal amount) that predated the Company's initial public offering in August 2000 was released and cancelled.

        Certain credit agreements of OEH have restrictive covenants. At March 31, 2004, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2004 (dollars in thousands):

Year ending December 31,
2005	$37,551
2006	107,411
2007	97,521
2008	152,910
2009 and thereafter	44,498

$439,891

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5. Income taxes

        The benefit from income taxes consists of the following (dollars in thousands):

	Three months ended March 31, 2004
	Current	Deferred	Total
United States	$176	$185	$361
Other foreign	914	(2,287)	(1,373)

	$1,090	$(2,102)	$(1,012)

	Three months ended March 31, 2003
	Current	Deferred	Total
United States	$380	$127	$507
Other foreign	677	(1,681)	(1,004)

	$1,057	$(1,554)	$(497)

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	March 31, 2004	December 31, 2003
Gross deferred tax assets	$73,590	$71,467
Less: Valuation allowance	(39,886)	(39,886)

Net deferred tax assets	33,704	31,581
Deferred tax liabilities	(34,255)	(34,427)

Net deferred tax liabilities	$(551)	$(2,846)

        The deferred tax assets consist of tax loss carry forwards. In addition, at March 31, 2004, OEH has recorded a deferred tax asset of $691,000 (December 31, 2003—$691,000) representing the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6. Supplemental cash flow information

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$5,537	$4,721
Income taxes	$1,247	$859

7. Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	March 31, 2004	December 31, 2003
Foreign currency translation adjustments	$(14,517)	$(17,682)
Net change on derivative financial instruments	(168)	92
Minimum pension liability, net of tax	(1,613)	(1,613)

	$(16,298)	$(19,203)

8. Commitments

        Outstanding contracts to purchase fixed assets were approximately $7,800,000 at March 31, 2004 (December 31, 2003—$11,200,000).

9. Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2003 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended March 31,
	2004	2003
Revenue:
Hotels and restaurants
Owned hotels-Europe	$11,836	$12,602
-North America	19,489	19,270
-Rest of world	20,072	17,439
Hotel management/part ownership interests	1,323	1,277
Restaurants	4,589	3,814

	57,309	54,402
Tourist trains and cruises	6,525	6,007

	$63,834	$60,409

Depreciation and amortization:
Hotels and restaurants
Owned hotels-Europe	$2,418	$1,767
-North America	1,545	1,205
-Rest of world	1,961	1,662
Restaurants	195	146

	6,119	4,780
Tourist trains and cruises	836	684

	$6,955	$5,464

Earnings from operations before net finance costs:
Hotels and restaurants
Owned hotel-Europe	$(5,547)	$(3,847)
-North America	2,756	4,189
-Rest of world	3,632	3,469
Hotel management/part ownership interests	1,323	1,277
Restaurants	400	91

	2,564	5,179
Tourist trains and cruises	(1,690)	(1,533)

	874	3,646
Central selling, general and administrative costs	(3,807)	(2,925)

	(2,933)	721
Net finance costs	(4,980)	(4,971)

Losses before income taxes	(7,913)	(4,250)
Benefit from income taxes	(1,012)	(497)

Losses before earnings from unconsolidated companies	(6,901)	(3,753)
Earnings from unconsolidated companies	2,295	1,145

Net losses	$(4,606)	$(2,608)

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$1,594	$1,131
Restaurants	103	(76)

	1,697	1,055
Tourist trains and cruises	598	90

	$2,295	$1,145

Capital expenditure:
Hotels and restaurants
Owned hotels-Europe	$7,521	$4,510
-North America	2,455	4,095
-Rest of world	3,235	3,349
Restaurants	109	149
Hotel management/part ownership interests	—	—

	13,320	12,103
Tourist trains and cruises	444	505

	$13,764	$12,608

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
Revenue:
Europe	$17,136	$16,444
North America	24,615	24,124
Rest of world	22,083	19,841

	$63,834	$60,409

10. Related party transactions

        For the three months ended March 31, 2004, OEH paid subsidiaries of SCL $1,369,000 (2003—$1,527,000) for the provision of various services under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest. This guarantee was in place before December 31, 2002.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the three months ended March 31, 2004, OEH earned $860,000 (2003—$892,000) in management fees which are recorded in revenue, and $1,929,000 (2003—$1,661,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2004, OEH earned management and guarantee fees of $451,000 (2003—$226,000), which are recorded in revenue, and loan interest of $24,000 (2003—$60,000) which are recorded in earnings from unconsolidated companies from the joint ventures. At March 31, 2004, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company's investments in Peru were in place prior to December 31, 2002.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest on April 25, 2003 (see Note 2) and is accounted for under the equity method. For the three months ended March 31, 2004, OEH earned $178,000 (2003—$nil) in management fees which are included in revenue.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        OEH's operating results for the three months ended March 31, 2004 and March 31, 2003, expressed as a percentage of revenue were as follows:

	Three months ended March 31
	2004	2003
	%	%
Revenue:
Hotels and restaurants	90	90
Tourist trains and cruises	10	10

	100	100
Expenses:
Depreciation and amortization	11	9
Operating	53	51
Selling, general and administrative	41	39
Net finance costs	8	8

Losses before income taxes	(13)	(7)
Benefit from income taxes	2	1
Earnings from unconsolidated companies	4	2

Net losses as a percentage of total revenue	(7)	(4)

        The earnings before interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended March 31, 2004 and 2003 are analyzed as follows (dollars in millions):

	Three months ended March 31
	2004	2003
EBITDA:
Hotels and restaurants
Owned hotels-Europe	$(3.1)	$(2.1)
-North America	4.3	5.4
-Rest of world	5.6	5.1
Hotel management interests	2.9	2.4
Restaurants	0.7	0.2
Tourist trains and cruises	(0.3)	(0.8)
Central overheads	(3.8)	(2.9)

Total EBITDA	$6.3	$7.3

        The foregoing EBITDA reconciles to net losses as follows (dollars in millions):

	Three months ended March 31
	2004	2003
Net losses	$(4.6)	$(2.6)
Add:
Depreciation and amortization	6.9	5.4
Net finance costs	5.0	5.0

	7.3	7.8
Deduct:
Benefit from income taxes	(1.0)	(0.5)

EBITDA	$6.3	$7.3

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

        Operating information for OEH's owned hotels for the three months ended March 31, 2004 and March 31, 2003 is as follows:

	Three months ended March 31
	2004	2003
Average Daily Rate (in dollars)
Europe	383	287
North America	379	378
Rest of the world	255	237
Worldwide	320	295
Rooms Sold (in thousands)
Europe	16	23
North America	34	35
Rest of the world	47	47

Worldwide	97	105
RevPAR (in dollars)
Europe	173	127
North America	243	260
Rest of the world	145	126
Worldwide	182	162
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	171	108	12%	-4%
North America	257	265	-3%	-3%
Rest of the world	147	125	18%	3%
Worldwide	181	155	8%	-1%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Overview

        The net loss for the period was $4.6 million ($0.13 per common share) on revenue of $63.8 million, compared with a net loss of $2.6 million ($0.08 per common share) on revenue of $60.4 million in the prior year first quarter. The first quarter is a traditional loss making period because a number of OEH's properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate and tourist arrivals are low in locations with poor winter weather. In addition, in this year's first quarter two properties were closed for major renovation: La Residencia in Mallorca, Spain and Bora Bora Lagoon Resort in Bora Bora, French Polynesia. Losses from euro-bloc properties translated into more U.S. dollars than in the prior year because of significant weakness of the U.S. dollar against the euro, however, this effect is expected to reverse out in the profitable part of the year.

Revenue

        Total revenue increased by $3.4 million, or 6%, from $60.4 million in the three months ended March 31, 2003 to $63.8 million in the three months ended March 31, 2004. Hotels and restaurants revenue increased by $2.9 million, or 5%, from $54.4 million in the three months ended March 31, 2003 to $57.3 million in the three months ended March 31, 2004, and tourist trains and cruises increased by $0.5 million, or 8%, from $6.0 million for the three months ended March 31, 2003 to $6.5 million for the three months ended March 31, 2004.

        The increase for hotels and restaurants was mainly due to an increase at OEH's owned hotels of $2.1 million, or 4%, from $49.3 million in the three months ended March 31, 2003 to $51.4 million in the three months ended March 31, 2004. The revenue from restaurants increased by $0.8 million, or 20%, from $3.8 million in the three months ended March 31, 2003 to $4.6 million in the three months ended March 31, 2004 which was mainly due to the '21' Club and revenue from La Cabana which opened in late 2003.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue decreased by $0.8 million, or 6%, from $12.6 million for the three months ended March 31, 2003 to $11.8 million for the three months ended March 31, 2004. Excluding revenue from the Hotel Quinta do Lago (sold in November 2003), in the three months ended March 31, 2004 revenue increased by $0.8 million. Also during the three months ended March 31, 2004, La Residencia was closed for refurbishment. In the three months ended March 31, 2003 this hotel had revenue of $1.1 million.

        On a same store basis, excluding the above, RevPAR in local currency declined by 4% but in U.S. dollars this translated into an increase of 12% as the euro was stronger against the dollar in the first quarter of 2004 compared to the first quarter of 2003.

        North America.    Revenue increased by $0.2 million, or 1%, from $19.3 million in the three months ended March 31, 2003 to $19.5 million in the three months ended March 31, 2004. Revenue at the Windsor Court Hotel declined by $0.8 million in the three months ending March 31, 2004 compared to the three months ended March 31, 2003 due to the drop in citywide conventions in New Orleans by a third. Excluding this, revenue increased by $1.0 million in the quarter. A significant contributor to this increase was from new rooms added at the Inn at Perry Cabin and Maroma Resort and Spa.

        On a same store basis, RevPAR declined by 3% which was driven by the Windsor Court referred to above. Excluding this, same store RevPAR increased by 6%.

        Rest of the World.    Revenue increased by $2.6 million, or 15%, from $17.4 million in the three months ended March 31, 2003 to $20.0 million in the three months ended March 31, 2004. During the period, Bora Bora Lagoon Resort was closed for refurbishment. In the same period last year, revenue from this hotel was $1.6 million.

        The RevPAR on a same store basis for the rest of the world region increased by 3% in local currencies in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This translated to a 18% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were significantly stronger against the U.S. dollar in the period over the comparable period of 2003.

Depreciation and amortization

        Depreciation and amortization increased by $1.5 million, or 27%, from $5.5 million in the three months ended March 31, 2003 to $7.0 million in the three months ended March 31, 2004, primarily due to the effect of acquisitions and capital expenditures in 2003 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

        Operating expenses increased by $3.0 million, or 10%, from $30.8 million in the three months ended March 31, 2003 to $33.8 million in the three months ended March 31, 2004, primarily due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $2.6 million, or 11%, from $23.4 million in the three months ended March 31, 2003 to $26.0 million in the three months ended March 31, 2004, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses.

Losses from operations before net finance costs

        Losses from operations increased by $3.6 million from earnings of $0.7 million in the three months ended March 31, 2003 to a loss of $2.9 million in the three months ended March 31, 2004, due to the factors described in the overview above.

Net finance costs

        Net finance costs remained the same at $5.0 million in the three months ended March 31, 2003 compared to the three months ended March 31, 2004.

Benefit from income taxes

        The benefit from income taxes increased by $0.5 million, from a benefit of $0.5 million in the three months ended March 31, 2003 to a benefit of $1.0 million in the three months ended March 31, 2004. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax benefit was attributable to income tax credits incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase was mainly due to the reduced profitability of some of these subsidiaries.

Earnings from unconsolidated companies

        Earnings from unconsolidated companies increased by $1.2 million, or 100% from $1.1 million in the three months ended March 31, 2003 to $2.3 million in the three months ended March 31, 2004. This was mainly due to improved earnings from OEH's investments in Peru.

Net losses

        Net losses increased by $2.0 million from a loss of $2.6 million in the three months ended March 31, 2003 to a loss of $4.6 million in the three months ended March 31, 2004. Net losses represent losses from operations less net finance costs and benefit from income taxes.

Liquidity and Capital Resources

Working Capital

        OEH had cash and cash equivalents of $58.5 million at March 31, 2004, $22.8 million less than the $81.3 million at December 31, 2003. At March 31, 2004 and December 31, 2003, the undrawn amounts available to OEH under its short-term lines of credit were $23.0 million and $35.8 million, respectively.

In addition, at March 31, 2004 and December 31, 2003 there were undrawn amounts committed under long-term facilities of $31 million and $32 million, respectively. OEH's total cash and availability at March 31, 2004 was $112.5 million including the undrawn short-term lines.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $64.0 million at March 31, 2004, a decrease in the working capital of $74.8 million from a surplus of $10.8 million at December 31, 2003. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $15.4 million, of which $22.8 million was due to a decrease in cash partly offset by an increase in receivables from related parties of $2.6 million, and accounts receivable of $0.7 million and prepaid expenses and other of $4.0 million;

  •
  an increase in current liabilities of $43.2 million, excluding the current portion of long-term debt, of which $35.3 million was mainly due to an increase in working capital facilities and deferred revenue of $10.1 million; and

  •
  an increase in the current portion of long-term debt of $16.2 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities decreased by $1.4 million from $2.1 million cash surplus for the three months ended March 31, 2003 to $0.7 million for the three months ended March 31, 2004. Of the decrease, $2.0 million was attributable to reduced earnings.

        Investing Activities.    Cash used in investing activities increased by $3.5 million to $17.3 million for the three months ended March 31, 2004, compared to $13.8 million for the three months ended March 31, 2003.

        Financing Activities.    Cash used in financing activities for the three months ended March 31, 2004 was $6.2 million compared to cash provided by financing activities of $13.2 million for the three months ended March 31, 2003, a reduction of $19.4 million. In the three months ended March 31, 2004, OEH had proceeds from borrowings under long-term debt of $0.1 million compared to proceeds of $15.3 million for the three months ended March 31, 2003.

        Capital Commitments.    There were $7.8 million of capital commitments outstanding as of March 31, 2004 mainly of investments in owned hotels.

Indebtedness

        At March 31, 2004, OEH had $507.3 million of long-term debt secured by assets ($448.9 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 3.76%. See Note 4 to the financial statements regarding the maturity of long-term debt.

        Approximately 45% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At March 31, 2004, OEH had all its borrowings in floating rates.

Liquidity

        OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

        As of March 31, 2004, the Company's significant accounting policies and estimates, which are described in Notes 1, 4, and 15 to the financial statements in the Company's 2003 Form 10-K annual report, have not changed from December 31, 2003, except for the adoption of FIN No. 46R described in Note 1(i) to the financial statements in this report.

Critical Accounting Policies

        For a discussion of these, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2003 Form 10-K annual report.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.9 million on an annual basis based on borrowings at March 31, 2004. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2004 from those described in the Company's 2003 Form 10-K annual report.

ITEM 4. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2004 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)    Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Report (other than the exhibit to the report which was furnished to the Commission):

Date of Report on Front Cover	Item No.	Description
March 3, 2004	7 and 12	Year end 2003 earnings news release of the Company.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ J.G. Struthers James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: May 11, 2004

EXHIBIT INDEX

3.1    —    Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

3.2    —    Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

31     —    Rule 13a-14(a)/15d-14(a) Certifications.

32     —    Section 1350 Certification.

QuickLinks

PART I—FINANCIAL INFORMATION
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Statements of Consolidated Shareholders' Equity (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX