Form 10-Q
period 2004-06-30
ORIENT EXPRESS HOTELS LTD
filed 2004-08-09
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004, or
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

As of July 31, 2004, 31,790,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$58,032	$81,347
Accounts receivable, net of allowances of $962 and $976	36,909	28,060
Due from related parties	11,062	10,737
Prepaid expenses and other	14,638	11,717
Inventories	27,053	26,115

Total current assets	147,694	157,976
Property, plant and equipment, net of accumulated depreciation of $143,541 and $127,772	829,756	822,257
Investments	151,799	146,495
Goodwill	29,529	29,529
Other assets	16,686	12,969

	$1,175,464	$1,169,226

Liabilities and Shareholders' Equity
Working capital facilities	$52,763	$19,165
Accounts payable	24,855	18,830
Due to related parties	5,474	4,924
Accrued liabilities	42,351	40,409
Deferred revenue	19,583	12,617
Current portion of long-term debt and capital leases	65,904	51,271

Total current liabilities	210,930	147,216
Long-term debt and obligations under capital leases	440,167	502,917
Deferred income taxes	1,908	2,846

	653,005	652,979

Minority interest	4,085	3,803

Shareholders' equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—31,790,601	318	318
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	278,821	278,821
Retained earnings	259,138	252,484
Accumulated other comprehensive loss, net of income taxes	(19,927)	(19,203)
Less: reduction due to Class B common shares owned by a subsidiary— 18,044,478	(181)	(181)

Total shareholders' equity	518,374	512,444

Commitments and contingencies	—	—

	$1,175,464	$1,169,226

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended June 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$100,536	$89,254

Expenses:
Depreciation and amortization	7,014	6,479
Operating	47,930	43,641
Selling, general and administrative	29,063	25,860

Total expenses	84,007	75,980

Earnings from operations before net finance costs	16,529	13,274
Interest expense, net	(4,906)	(4,984)
Interest and related income	30	255

Net finance costs	(4,876)	(4,729)

Earnings before income taxes	11,653	8,545
Provision for income taxes	2,375	1,794

Earnings before earnings from unconsolidated companies	9,278	6,751
Earnings from unconsolidated companies net of tax	3,633	2,668

Net earnings on class A and class B common shares	$12,911	$9,419

Net earnings per class A and class B common share:
Basic and diluted	$0.38	$0.31

Dividends per class A and class B common share	$0.025	$—

See notes to consolidated financial statements, including Note 1(j) regarding reclassification of earnings from unconsolidated companies.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Six months ended June 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$164,370	$149,663

Expenses:
Depreciation and amortization	13,969	11,943
Operating	81,759	74,480
Selling, general and administrative	55,046	49,245

Total expenses	150,774	135,668

Earnings from operations before net finance costs	13,596	13,995
Interest expense, net	(9,950)	(9,807)
Interest and related income	94	107

Net finance costs	(9,856)	(9,700)

Earnings before income taxes	3,740	4,295
Provision for income taxes	1,363	1,297

Earnings before earnings from unconsolidated companies	2,377	2,998
Earnings from unconsolidated companies net of tax	5,928	3,813

Net earnings on class A and class B common shares	$8,305	$6,811

Net earnings per class A and class B common share:
Basic and diluted	$0.24	$0.22

Dividends per class A and class B common share	$0.05	$—

See notes to consolidated financial statements, including Note 1(j) regarding reclassification of earnings from unconsolidated companies.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Six months ended June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$8,305	$6,811

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,969	11,943
Undistributed earnings of affiliates	(1,979)	(759)
Other non-cash items	(784)	(658)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(12,154)	(3,736)
Increase in inventories	(1,268)	(1,100)
Increase in payables, accrued liabilities, deferred revenue and minority interest	16,608	3,488

Total adjustments	14,392	9,178

Net cash provided by operating activities	22,697	15,989

Cash flows from investing activities:
Capital expenditures	(28,929)	(26,622)
Acquisitions and investments, net of cash acquired	(11,184)	(50,920)
Proceeds from sale of fixed assets and other	122	1,262

Net cash (used in) investing activities	(39,991)	(76,280)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	3,801	5,855
Issuance of long-term debt	12,974	54,259
Principal payments under long-term debt	(20,776)	(20,642)
Payment of common share dividends	(1,651)	—

Net cash (used in)/provided by financing activities	(5,652)	39,472

Effect of exchange rate changes on cash and cash equivalents	(369)	771

Net decrease in cash and cash equivalents	(23,315)	(20,048)
Cash and cash equivalents at beginning of period	81,347	37,860

Cash and cash equivalents at end of period	$58,032	$17,812

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
Balance, January 1, 2004	$—	$318	$205	$278,821	$252,484	$(19,203)	$(181)
Dividends on common shares	—	—	—	—	(1,651)	—	—
Comprehensive income:
Net earnings	—	—	—	—	8,305	—	—	$8,305
Foreign currency translation adjustments	—	—	—	—	—	(672)	—	(672)
Change in fair value of derivative financial instruments	—	—	—	—	—	(52)	—	(52)

								$7,581

Balance, June 30, 2004	$—	$318	$205	$278,821	$259,138	$(19,927)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of financial statement presentation

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At June 30, 2004, Sea Containers Ltd., a Bermuda company ("SCL"), owned 42% of the equity shares in the Company.

(a) Accounting policies

        For a description of significant accounting policies and basis of presentation, see Notes 1, 4 and 15 to the consolidated financial statements in the Company's 2003 Form 10-K annual report. As of June 30, 2004, these significant accounting policies have not changed from December 2003. "SFAS" means Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the U.S. Financial Accounting Standards Board.

        The consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the six and three months ended June 30, 2004 and 2003, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of OEH's business, operating results for the interim period are not necessarily indicative of a full year's operating results.

(b) Earnings per share

        The weighted average number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Six months ended June 30,
	2004	2003
Basic	34,250	30,800
Effect of dilution	109	—

Diluted	34,359	30,800

	Three months ended June 30,
	2004	2003
Basic	34,250	30,800
Effect of dilution	89	—

Diluted	34,339	30,800

        Stock options with exercise prices greater than the average market price of the common shares have been excluded from the computations of diluted weighted average shares outstanding. There were approximately 33,701 and 248,444 of these options for the six months ended June 30, 2004 and 2003, respectively, and approximately 47,442 and 198,158 of these options for the three months ended June 30, 2004 and 2003, respectively.

(c) Derivative financial instruments

        For the six months ended June 30, 2004 and 2003, the change in the fair market value of derivative instruments resulted in a charge of $52,000 and $147,000, respectively, to other comprehensive loss.

(d) Goodwill

        OEH's goodwill consists of $700,000 related to the tourist trains and cruises reporting segment and $28,829,000 related to the hotels and restaurants reporting segment. There were no changes in the carrying amount of goodwill for the six month period ended June 30, 2004.

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

	Six months ended June 30,
	2004	2003
Net earnings on common shares:
As reported	$8,305	$6,811
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(374)	(474)

Pro forma	$7,931	$6,337

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.24	$0.22

Pro forma:
Basic and diluted	$0.23	$0.21

	Three months ended June 30,
	2004	2003
Net earnings on common shares:
As reported	$12,911	$9,419
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(187)	(237)

Pro forma	$12,724	$9,182

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.38	$0.31

Pro forma:
Basic and diluted	$0.37	$0.30

        The pro forma figures in the preceding tables may not be representative of pro forma amounts in future years.

(f) Dividends

        On March 19 and June 18, 2004, the Company declared a quarterly dividend of $0.025 per common share.

(g) Pensions

        Components of net periodic pension benefit cost were as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
Service cost	$413	$255
Interest cost	192	173
Expected return on plan assets	(218)	(134)
Amortization of prior service cost	—	5
Amortization of net loss	68	40

Net periodic benefit cost	$455	$339

	Three months ended June 30,
	2004	2003
Service cost	$205	$127
Interest cost	95	87
Expected return on plan assets	(108)	(67)
Amortization of prior service cost	—	3
Amortization of net loss	33	20

Net periodic benefit cost	$225	$170

        As reported in Note 7 to the financial statements in the Company's 2003 Form 10-K annual report, OEH expected to contribute $954,000 to its pension plans in 2004. As of June 30, 2004, $393,000 of contributions have been made. OEH anticipates contributing an additional $486,000 to fund its pension plans in 2004 for a total of $879,000.

(h) Earnings from unconsolidated companies

        Earnings from unconsolidated companies are presented net of tax and include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $3,949,000 and $3,054,000 for the six months ended June 30, 2004 and 2003, respectively and $2,020,000 and $1,561,000 for the three months ended June 30, 2004 and 2003, respectively.

(i) Recent accounting pronouncements

        In January 2003, the Financial Accounting Standards Board issued FIN No. 46 "Consolidation of Variable Interest Entities", as amended by FIN No. 46R which applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interest entities held before February 1, 2003, applied beginning with OEH's quarter ended March 31, 2004. OEH has evaluated all of its existing joint-venture agreements, and has determined that none of its joint ventures is within the scope of FIN No. 46R. The adoption of FIN No. 46R had no impact on OEH.

(j) Reclassifications

        Certain items in 2003 have been reclassified to conform to the 2004 presentation. Earnings from unconsolidated companies are now presented below earnings/(losses) from operations before net finance costs.

2. Acquisitions and investments

        On May 25, 2004, OEH acquired a 50% interest in a luxury French canal and river cruise business called Afloat in France. As part of this investment OEH also acquired the five canal barges operated in the business. The total investment was $3,000,000 paid in cash.

        On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of five deluxe hotels in Southeast Asia. Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company's shares. As of June 30, 2004, OEH had provided $2,125,000 in loans to Pansea which is recorded in other assets. In addition, OEH paid $1,400,000 which is recorded in other assets for options exercisable after three to five years to acquire all of the holding company's shares, and the existing shareholders have the right to sell their shares to OEH after five years. OEH is not managing the hotels but is marketing them along with its other properties.

        On April 25, 2003, OEH acquired a 50% interest in the Hotel Ritz in Madrid, Spain through a 50/50 joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by loans. Subsidiaries of the Company are obligated on $27,000,000 of these loans until the completion of various legal procedures in Spain, when the debt is expected to become entirely non-recourse to OEH. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel. This investment is accounted for under the equity method of accounting.

        Summarized financial data for OEH's unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Current assets	$47,540	$42,172
Property, plant and equipment, net	276,559	279,298
Other assets	5,442	4,472

Total assets	$329,541	$325,942

Current liabilities	$45,270	$43,538
Long-term debt	141,284	144,251
Other liabilities	76,787	71,351
Total shareholders'equity	66,200	66,802

Total liabilities and shareholders' equity	$329,541	$325,942

	Six months ended June 30,
	2004	2003
Revenue	$65,257	$44,180

Earnings from operations before net finance costs	$9,610	$4,894

Net earnings/(losses)	$741	$(1,560)

3. Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Freehold and leased land and buildings	$688,260	$678,683
Machinery and equipment	135,156	135,584
Fixtures, fittings and office equipment	131,614	119,191
River cruiseship	18,267	16,571

	973,297	950,029
Less: accumulated depreciation	(143,541)	(127,772)

	$829,756	$822,257

        The major classes of assets under capital leases are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Land and buildings	$13,359	$14,080
Machinery and equipment	2,007	1,964
Fixtures, fittings and office equipment	4,317	4,229

	19,683	20,273
Less: accumulated depreciation	(2,016)	(1,626)

	$17,667	$18,647

4. Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	June 30, 2004	December 31, 2003
Bank loans on property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 3.78% and 3.74%, respectively, primarily based on LIBOR	$484,466	$530,003
Bank loans on a river cruiseship payable over 5 years, with a weighted average interest rate of 2.76% and 2.78%, respectively, based on LIBOR	2,500	3,000
Obligations under capital lease	19,105	21,185

	506,071	554,188
Less: current portion	65,904	51,271

	$440,167	$502,917

        In March 2004, the last guarantee by SCL of an OEH bank loan (December 31, 2003—$19,088,000 principal amount) that predated the Company's initial public offering in August 2000 was released and cancelled.

        Certain credit agreements of OEH have restrictive covenants. At June 30, 2004, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2004 (dollars in thousands):

Year ending December 31,
2005	$28,880
2006	109,014
2007	98,781
2008	152,665
2009 and thereafter	50,827

$440,167

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5. Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

	Six months ended June 30, 2004
	Current	Deferred	Total
United States	$590	$(33)	$557
Other foreign	1,578	(772)	806

	$2,168	$(805)	$1,363

	Six months ended June 30, 2003
	Current	Deferred	Total
United States	$642	$983	$1,625
Other foreign	1,349	(1,677)	(328)

	$1,991	$(694)	$1,297

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	June 30, 2004	December 31, 2003
Gross deferred tax assets	$71,012	$71,467
Less: Valuation allowance	(39,886)	(39,886)

Net deferred tax assets	31,126	31,581
Deferred tax liabilities	(33,034)	(34,427)

Net deferred tax liabilities	$(1,908)	$(2,846)

        The deferred tax assets consist of tax loss carry forwards. In addition, at June 30, 2004, OEH has recorded a deferred tax asset of $691,000 (December 31, 2003—$691,000) representing the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6. Supplemental cash flow information

	Six months ended June 30,
	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$9,838	$9,720
Income taxes	$2,323	$1,872

        In conjunction with acquisitions and investments (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
Fair value of assets acquired	$3,000	$49,777
Cash paid	(3,000)	(22,000)

Liabilities assumed	$—	$27,777

7. Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
Foreign currency translation adjustments	$(18,354)	$(17,682)
Derivative financial instruments	40	92
Minimum pension liability, net of tax	(1,613)	(1,613)

	$(19,927)	$(19,203)

8. Commitments

        Outstanding contracts to purchase fixed assets were approximately $11,300,000 at June 30, 2004 (December 31, 2003—$11,200,000).

9. Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2003 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Six months ended June 30,
	2004	2003
Revenue:
Hotels and restaurants
Owned hotels—Europe	$49,134	$50,971
—North America	39,461	36,854
—Rest of world	37,503	30,044
Hotel management fees	3,429	3,579
Restaurants	9,981	8,217

	139,508	129,665
Tourist trains and cruises	24,862	19,998

	$164,370	$149,663

Depreciation and amortization:
Hotels and restaurants
Owned hotels—Europe	$4,927	$4,135
—North America	3,128	2,646
—Rest of world	3,898	3,398
Restaurants	391	296

	12,344	10,475
Tourist trains and cruises	1,625	1,468

	$13,969	$11,943

Earnings from operations:
Hotels and restaurants
Owned hotels—Europe	$4,881	$7,692
—North America	5,887	6,300
—Rest of world	4,191	2,096
Hotel management fees	3,428	3,579
Restaurants	1,423	878

	19,810	20,545
Tourist trains and cruises	1,200	(647)

	21,010	19,898
Central selling, general and administrative costs	(7,414)	(5,903)

	13,596	13,995
Net finance costs	(9,856)	(9,700)

Earnings before income taxes	3,740	4,295
Provision for income taxes	1,363	1,297

Earnings before earnings from unconsolidated companies	2,377	2,998
Earnings from unconsolidated companies	5,928	3,813

Net earnings	$8,305	$6,811

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$4,255	$3,443
Restaurants	157	(27)

	4,412	3,416
Tourist trains and cruises	1,516	397

	$5,928	$3,813

Capital expenditure:
Hotels and restaurants
Owned hotels—Europe	$16,274	$7,493
—North America	4,559	10,426
—Rest of world	7,314	7,532
Restaurants	146	336
Hotel management/part ownership interests	—	—

	28,293	25,787
Tourist trains and cruises	636	835

	$28,929	$26,622

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
Revenue:
Europe	$72,239	$68,614
North America	51,045	47,623
Rest of world	41,086	33,426

	$164,370	$149,663

10. Related party transactions

        For the six months ended June 30, 2004, OEH paid subsidiaries of SCL $2,676,000 (2003—$2,181,000) for the provision of various services during this period under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest. This guarantee was in place before December 31, 2002.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the six months ended June 30, 2004, OEH earned $2,231,000 (2003—$2,233,000) in management fees which are recorded in revenue, and $3,949,000 (2003—$3,414,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the six months ended June 30, 2004, OEH earned management and guarantee fees of $1,606,000 (2003—$657,000), which are recorded in revenue, and loan interest of $50,000 (2003—$109,000) which is recorded in earnings from unconsolidated companies from the joint ventures. At June 30, 2004, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company's investments in Peru were in place prior to December 31, 2002.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest on April 25, 2003 (see Note 2) and is accounted for under the equity method. For the six months ended June 30, 2004, OEH earned $448,000 (2003—$485,000) in management fees, which are included in revenue.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        OEH's operating results for the three months ended June 30, 2004 and June 30, 2003, expressed as a percentage of revenue, were as follows:

	Three months ended June 30
	2004	2003
	%	%
Revenue:
Hotels and restaurants	82	84
Tourist trains and cruises	18	16

	100	100
Expenses:
Depreciation and amortization	7	7
Operating	48	49
Selling, general and administrative	29	29
Net finance costs	5	5

Earnings before income taxes	11	10
Provision for income taxes	(2)	(2)
Earnings from unconsolidated companies	4	3

Net earnings as a percentage of total revenue	13	11

        Net earnings as adjusted for interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended June 30, 2004 and 2003 are analyzed as follows (dollars in millions):

	Three months ended June 30
	2004	2003
EBITDA:
Hotels and restaurants
Owned hotels—Europe	$12.9	$13.9
—North America	4.7	3.6
—Rest of world	2.5	0.4
Hotel management and part ownership interests	4.8	4.6
Restaurants	1.3	1.0
Trains and cruises	4.6	2.0
Central overheads	(3.6)	(3.1)

Total EBITDA	$27.2	$22.4

        The foregoing EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended June 30
	2004	2003
Net earnings	$12.9	$9.4
Add:
Depreciation and amortization	7.0	6.5
Net finance costs	4.9	4.7
Provision for income taxes	2.4	1.8

EBITDA	$27.2	$22.4

        Management believes that EBITDA is a useful measure of operating performance, to help determine the ability to incur capital expenditure or service indebtedness, because it is not affected by non-operating factors such as leverage and the historic cost of assets. EBITDA is also a financial performance measure commonly used in the hotel and leisure industry. However, EBITDA does not represent cash flow from operations as defined by U.S. generally accepted accounting principles, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to earnings from operations under U.S. generally accepted accounting principles for purposes of evaluating results of operations.

        Operating information for OEH's owned hotels for the three months ended June 30, 2004 and June 30, 2003 is as follows:

	Three months ended June 30
	2004	2003
Average Daily Rate (in dollars)
Europe	657	506
North America	317	300
Rest of the world	215	213
Worldwide	377	357
Rooms Sold (in thousands)
Europe	34	45
North America	39	35
Rest of the world	44	32

Worldwide	117	112
RevPAR (in dollars)
Europe	375	314
North America	229	204
Rest of the world	114	83
Worldwide	225	194
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	378	340	11%	1%
North America	236	204	16%	16%
Rest of the world	114	83	38%	31%
Worldwide	224	190	18%	10%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Overview

        The net earnings for the period was $12.9 million ($0.38 per common share) on revenue of $100.5 million, compared with net earnings of $9.4 million ($0.31 per common share) on revenue of $89.3 million in the prior year second quarter. During the quarter OEH experienced a broad recovery in demand for all its products in all markets, although EBITDA from European owned hotels was slightly down, due to absence of the Hotel Quinta do Lago earnings since that property was sold late in 2003. EBITDA from tourist trains, which was largely based in Europe, more than doubled from $2 million to $4.6 million in the quarter. The Madrid railway bombing in March 2004 impacted the Hotel Ritz in April but results were back to normal in June and July.

        EBITDA from North American properties was up 33% to $4.7 million from $3.6 million in the prior year quarter while hotels in the rest of the world improved six-fold to $2.5 million from

$0.4 million. Management and part-ownership interests were marginally ahead at $4.8 million versus $4.6 million and restaurants EBITDA was up 29% to $1.3 million from $1.0 million.

        Overall, the average daily room rate of owned hotels in U.S. dollars was up 6% in the second quarter to $377 from $357 in the prior year period. Same store RevPAR in U.S. dollars was up 18% to $224 from $190 in the year earlier period. EBITDA margin for the quarter was 26% compared with 24% in the prior year period.

        Capital expenditure on existing properties is beginning to produce solid returns. OEH currently plans to complete the Hotel Caruso in Ravello, Italy in time for the summer season of 2005 with a June 2005 opening planned.

Revenue

        Total revenue increased by $11.3 million, or 13%, from $89.3 million in the three months ended June 30, 2003 to $100.5 million in the three months ended June 30, 2004. Hotels and restaurants revenue increased by $6.9 million, or 9%, from $75.3 million in the three months ended June 30, 2003 to $82.2 million in the three months ended June 30, 2004. Excluding the revenue from the Hotel Quinta do Lago which was sold in November 2003, hotels and restaurants revenue increased by $11.1 million, or 16%, from $71.1 million for the three months ended June 30, 2003 to $82.2 million in the three months ended June 30, 2004. Tourist trains and cruises revenue increased by $4.3 million, or 31%, from $14.0 million for the three months ended June 30, 2003 to $18.3 million for the three months ended June 30, 2004.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Excluding revenue from the Hotel Quinta do Lago in the second quarter of 2003 ($4.1 million) revenue increased by $3.0 million, or 9%, from $34.3 million for the three months ended June 30, 2003 to $37.3 million in the three months ended June 30, 2004.

        On a same store basis, excluding the Quinta do Lago, RevPAR in local currency increased by 1% but in U.S. dollars this translated into an increase of 11% as the euro was stronger against the dollar in the second quarter of 2004 compared to the second quarter of 2003.

        North America.    Revenue increased by $2.4 million, or 14%, from $17.6 million in the three months ended June 30, 2003 to $20.0 million in the three months ended June 30, 2004.

        On a same store basis, RevPAR increased by 16% which was driven primarily by the Windsor Court Hotel, La Samanna and Maroma Resort and Spa.

        Rest of the World.    Revenue increased by $4.8 million, or 38%, from $12.6 million in the three months ended June 30, 2003 to $17.4 million in the three months ended June 30, 2004. Revenue from all hotels was up and most significantly at the Copacabana Palace Hotel in Rio de Janeiro and the Bora Bora Lagoon Resort.

        The RevPAR on a same store basis for the rest of the world region increased by 31% in local currencies in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This translated to a 38% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were significantly stronger against the U.S. dollar in the period over the comparable period of 2003.

Depreciation and amortization

        Depreciation and amortization increased by $0.5 million, or 8%, from $6.5 million in the three months ended June 30, 2003 to $7.0 million in the three months ended June 30, 2004, primarily due to the effect of acquisitions and capital expenditures in 2003 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

        Operating expenses increased by $4.3 million, or 10%, from $43.6 million in the three months ended June 30, 2003 to $47.9 million in the three months ended June 30, 2004, primarily due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses and increased occupancy at the hotels and trains and cruises.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $3.2 million, or 12%, from $25.9 million in the three months ended June 30, 2003 to $29.1 million in the three months ended June 30, 2004, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses and increased occupancy at OEH's businesses.

Earnings from operations before net finance costs

        Earnings from operations increased by $3.2 million from earnings of $13.3 million in the three months ended June 30, 2003 to earnings of $16.5 million in the three months ended June 30, 2004, due to the factors described in the overview above.

Net finance costs

        Net finance costs increased by $0.1 million to $4.9 million in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Provision for income taxes

        The provision for income taxes increased by $0.6 million, from a provision of $1.8 million in the three months ended June 30, 2003 to a provision of $2.4 million in the three months ended June 30, 2004. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase was mainly due to the increased profitability of some of these subsidiaries.

Earnings from unconsolidated companies

        Earnings from unconsolidated companies increased by $0.9 million, or 36%, from $2.7 million in the three months ended June 30, 2003 to $3.6 million in the three months ended June 30, 2004. This was mainly due to improved earnings from OEH's investments in Peru.

Net earnings

        Net earnings increased by $3.5 million, or 37%, from $9.4 million in the three months ended June 30, 2003 to $12.9 million in the three months ended June 30, 2004. Net earnings represent earnings from operations less net finance costs and provision for income taxes.

Six Months ended June 30, 2004 compared to Six Months ended June 30, 2003

        OEH's operating results for the six months ended June 30, 2004 and 2003, expressed as a percentage of revenue, were as follows:

	Six months ended June 30,
	2004	2003
	%	%
Revenue
Hotels and restaurants	85	87
Tourist trains and cruises	15	13

	100	100
Expenses:
Depreciation and amortization	8	8
Operating	50	50
Selling, general and administrative	33	33
Net finance costs	7	6

Earnings before income taxes	2	3
Provision for incomes taxes	(1)	(1)
Earnings from unconsolidated companies	4	3

Net earnings as a percentage of total revenue	5	4

        EBITDA of OEH's operations for the six months ended June 30, 2004 and 2003 is analyzed as follows, including a reconciliation to earnings from operations before net finance costs (dollars in millions):

	Six months ended June 30,
	2004	2003
EBITDA:
Hotels and restaurants
Owned hotels—Europe	$9.8	$11.9
—North America	9.0	8.9
—Rest of world	8.1	5.5
Hotel management interests and part ownership interests	7.7	7.0
Restaurants	2.0	1.1
Trains and cruises	4.3	1.2
Central overheads	(7.4)	(5.9)

Total EBITDA	$33.5	$29.7

        The foregoing EBITDA reconciles to net earnings as follows (dollars in millions):

	Six months ended June 30
	2004	2003
Net earnings	$8.3	$6.8
Add:
Depreciation and amortization	13.9	11.9
Net finance costs	9.9	9.7
Provision for income taxes	1.4	1.3

EBITDA	$33.5	$29.7

        Operating information for OEH's owned hotels for the six months ended June 30, 2004 and 2003 is as follows:

	Six months ended June 30,
	2004	2003
Average Daily Rate (in dollars)
Europe	571	432
North America	346	339
Rest of the world	236	227
Worldwide	351	327
Rooms Sold (in thousands)
Europe	49	67
North America	73	70
Rest of the world	91	79

Worldwide	213	216
RevPAR (in dollars)
Europe	301	236
North America	236	232
Rest of the world	130	105
Worldwide	205	179
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	306	275	11%	0%
North America	246	233	6%	6%
Rest of the world	130	103	26%	13%
Worldwide	205	181	13%	6%

Revenue

        Total revenue increased by $14.7 million, or 10%, from $149.7 million in the six months ended June 30, 2003 to $164.4 million in the six months ended June 30, 2004. Hotels and restaurants revenue increased by $9.8 million, or 7%, from $129.7 million in the six months ended June 30, 2003 to $139.5 million in the six months ended June 30, 2004. Excluding revenue from the Quinta do Lago in 2003, revenue from hotels and restaurants increased by $15.5 million, or 13%, from $124.0 million for the six months ended June 30, 2003 to $139.5 million for the six months ended June 30, 2004. Tourist trains and cruises revenue increased by $4.9 million, or 24%, from $20.0 million for the six months ended June 30, 2003 to $24.9 million for the six months ended June 30, 2004.

        Overall, OEH's same store RevPAR at its owned hotels increased by 13% in U.S. dollars in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Excluding the revenue from the Quinta do Lago for 2003, revenue increased by $3.8 million, or 8%, from $45.3 million for the six months ended June 30, 2003 to $49.1 million for the six months ended June 30, 2004. Same store RevPAR was flat in local currencies in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This translates to an increase of 11% in U.S. dollars as the euro was significantly stronger against the U.S. dollar in the period compared to the comparable period in the prior year.

        North America.    Revenue increased by $2.6 million, or 7%, from $36.9 million in the six months ended June 30, 2003 to $39.5 million in the six months ended June 30, 2004. Same store RevPAR for the North American region increased by 6% in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

        Rest of the World.    Revenue increased by $7.5 million, or 25%, from $30.0 million in the six months ended June 30, 2003 to $37.5 million in the six months ended June 30, 2004. The same store RevPAR for the rest of the world region increased by 12% in local currencies in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 but, when translated to U.S. dollars, increased by 26% primarily as the South African rand and Australian dollar were significantly stronger against the U.S. dollar in the period over the comparable period in 2003.

Depreciation and amortization

        Depreciation and amortization increased by $2.0 million, or 17%, from $11.9 million in the six months ended June 30, 2003 to $13.9 million in the six months ended June 30, 2004, primarily due to the effect of acquisitions as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

        Operating expenses increased by $7.3 million, or 10%, from $74.5 million in the six months ended June 30, 2003 to $81.8 million in the six months ended June 30, 2004, which was mainly due to higher occupancies at OEH's businesses.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $5.8 million, or 12%, from $49.2 million in the six months ended June 30, 2003 to $55.0 million in the six months ended June 30, 2004, which was mainly due to higher occupancies at OEH's businesses.

Earnings from operations

        Earnings from operations decreased by $0.4 million, or 3%, from $14.0 million in the six months ended June 30, 2003 to $13.6 million in the six months ended June 30, 2004.

Net finance costs

        Net finance costs increased by $0.2 million, or 2%, from $9.7 million in the six months ended June 30, 2003 to $9.9 million in the six months ended June 30, 2004.

Taxes on income

        The provision for income taxes increased by $0.1 million, or 5%, from $1.3 million in the six months ended June 30, 2003 to $1.4 million in the six months ended June 30, 2004. The increase was mainly due to the increased profitability of some of OEH's taxpaying subsidiaries.

Earnings from unconsolidated companies

        Earnings from unconsolidated companies increased by $2.1 million, or 55%, from $3.8 million in the six months ended June 30, 2003 to $5.9 million in the six months ended June 30, 2004.

Net earnings

        Net earnings increased by $1.5 million, or 22%, from $6.8 million in the six months ended June 30, 2003 to $8.3 million in the six months ended June 30, 2004.

Liquidity and Capital Resources

Working Capital

        OEH had cash and cash equivalents of $58.0 million at June 30, 2004, $23.3 million less than the $81.3 million at December 31, 2003. At June 30, 2004 and December 31, 2003, the undrawn amounts available to OEH under its short-term lines of credit were $43.7 million and $35.8 million, respectively. In addition, at June 30, 2004 and December 31, 2003 there were undrawn amounts committed under long-term facilities of $30.0 million and $32.0 million, respectively. OEH's total cash and availability at June 30, 2004 was $131.7 million including the undrawn short-term lines.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $63.2 million at June 30, 2004, a decrease in the working capital of $74.0 million from a surplus of $10.8 million at December 31, 2003. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $10.3 million, of which $23.3 million was due to a decrease in cash partly offset by an increase in receivables of $8.8 million and prepaid expenses and other of $2.9 million;

  •
  an increase in current liabilities of $49.1 million, excluding the current portion of long-term debt, of which $33.6 million was mainly due to an increase in working capital facilities, $6.0 million due to accounts payable, $7.0 million deferred revenue and $1.9 million accrued liabilities; and

  •
  an increase in the current portion of long-term debt of $14.6 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities increased by $6.7 million from $16.0 million cash surplus for the six months ended June 30, 2003 to $22.7 million for the six months ended June 30, 2004. Of the increase, $1.5 million was attributable to reduced earnings.

        Investing Activities.    Cash used in investing activities decreased by $36.3 million to $40.0 million for the six months ended June 30, 2004, compared to $76.3 million for the six months ended June 30, 2003.

        Financing Activities.    Cash used in financing activities for the six months ended June 30, 2004 was $5.7 million compared to cash provided by financing activities of $39.5 million for the six months ended June 30, 2003, a reduction of $45.2 million. In the six months ended June 30, 2004, OEH had proceeds from borrowings under long-term debt of $13.0 million compared to proceeds of $54.3 million for the six months ended June 30, 2003.

        Capital Commitments.    There were $11.3 million of capital commitments outstanding as of June 30, 2004 mainly on investments in owned hotels.

Indebtedness

        At June 30, 2004, OEH had $506.1 million of long-term debt collateralized by assets ($448.0 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 3.78%. See Note 4 to the financial statements regarding the maturity of long-term debt.

        Approximately 50% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At June 30, 2004, OEH had all its borrowings in floating rates.

Liquidity

        OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

        As of June 30, 2004, the Company's significant accounting policies and estimates, which are described in Notes 1, 4, and 15 to the financial statements in the Company's 2003 Form 10-K annual report, have not changed from December 31, 2003, except for the adoption of FIN No. 46R described in Note 1(i) to the financial statements in this report which had no impact on OEH.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.9 million on an annual basis based on borrowings at June 30, 2004. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first six months of 2004 from those described in the Company's 2003 Form 10-K annual report.

ITEM 4. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2004 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company convened and held an annual general meeting of shareholders on June 7, 2004. The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, James B. Hurlock, J. Robert Lovejoy, Daniel J. O'Sullivan, Georg R. Rafael, James B. Sherwood and Simon M.C. Sherwood as directors of the Company, (ii) duly approved the Orient-Express Hotels Ltd. 2004 Stock Option Plan and (iii) duly appointed Deloitte & Touche LLP as the Company's independent auditor. The number of votes on each matter was as follows:

(i)
Election of directors:

Name	For	Authority Withheld
J.D. Campbell	22,606,258	693,605
J.B. Hurlock	23,141,623	158,240
J.R. Lovejoy	23,144,517	155,346
D.J. O'Sullivan	22,642,930	656,933
G.R. Rafael	23,163,700	136,163
J.B. Sherwood	22,605,374	694,489
S.M.C. Sherwood	22,649,674	650,189
(ii)
Approval of stock option plan: For 23,207,839, Against 30,140, and Abstain 61,884.

(iii)
Appointment of auditor: For 23,277,400, Against 22,233, and Abstain 230.

ITEM 6. Exhibits and Reports on Form 8-K

(a)
Exhibits. The index to exhibits appears below, on the page immediately following the signature page to this report.

(b)
Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports:

Date of Report on Front Cover	Item No.	Description
May 3, 2004	7 and 12	Excerpts from the 2003 annual shareholders report of the Company furnished to the Commission.
May 4, 2004	7 and 12	News release regarding first quarter 2004 consolidated earnings of the Company furnished to the Commission.
June 7, 2004	7 and 12	Slides shown at an investor presentation in New York, New York on June 7, 2004 furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ J.G. Struthers James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: August 9, 2004

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

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX