Form 10-Q
period 2004-09-30
ORIENT EXPRESS HOTELS LTD
filed 2004-11-09
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004, or
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

As of October 29, 2004, 31,790,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets (unaudited)

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$51,753	$81,347
Accounts receivable, net of allowances of $961 and $976	35,940	28,060
Due from related parties	15,020	10,737
Prepaid expenses and other	14,111	11,717
Inventories	26,972	26,115

Total current assets	143,796	157,976
Property, plant and equipment, net of accumulated depreciation of $150,431 and $127,772	844,542	822,257
Investments	120,419	146,495
Goodwill	29,529	29,529
Other assets	19,311	12,969

	$1,157,597	$1,169,226

Liabilities and Shareholders' Equity
Working capital facilities	$20,071	$19,165
Accounts payable	18,979	18,830
Due to related parties	5,859	4,924
Accrued liabilities	46,499	40,409
Deferred revenue	21,992	12,617
Current portion of long-term debt and capital leases	67,945	51,271

Total current liabilities	181,345	147,216
Long-term debt and obligations under capital leases	437,626	502,917
Deferred income taxes	4,479	2,846

	623,450	652,979

Minority interest	4,085	3,803

Shareholders' equity:
Preferred shares $0.01 par value per share (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value per share (120,000,000 shares authorized):
Issued—31,790,601	318	318
Class B common shares $0.01 par value per share (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	278,821	278,821
Retained earnings	269,715	252,484
Accumulated other comprehensive loss, net of income taxes	(18,816)	(19,203)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	530,062	512,444

Commitments and contingencies	—	—

	$1,157,597	$1,169,226

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$100,025	$88,492

Expenses:
Depreciation and amortization	7,182	6,736
Operating	47,800	43,733
Selling, general and administrative	29,236	26,326

Total expenses	84,218	76,795

Earnings from operations before net finance costs	15,807	11,697
Interest expense, net	(4,826)	(5,460)
Interest and related income	75	860

Net finance costs	(4,751)	(4,600)

Earnings before income taxes	11,056	7,097
Provision for income taxes	2,504	1,558

Earnings before earnings from unconsolidated companies	8,552	5,539
Earnings from unconsolidated companies net of tax	2,943	2,641

Net earnings on class A and class B common shares	$11,495	$8,180

Net earnings per class A and class B common share:
Basic and diluted	$0.34	$0.27

Dividends per class A and class B common share	$0.025	$—

        See notes to condensed consolidated financial statements, including Note 1(j) regarding reclassification of earnings from unconsolidated companies.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands, except per share amounts)
Revenue	$264,395	$238,155

Expenses:
Depreciation and amortization	21,151	18,679
Operating	129,559	118,213
Selling, general and administrative	84,282	75,571

Total expenses	234,992	212,463

Earnings from operations before net finance costs	29,403	25,692
Interest expense, net	(14,776)	(15,267)
Interest and related income	169	967

Net finance costs	(14,607)	(14,300)

Earnings before income taxes	14,796	11,392
Provision for income taxes	3,867	2,855

Earnings before earnings from unconsolidated companies	10,929	8,537
Earnings from unconsolidated companies net of tax	8,871	6,454

Net earnings on class A and class B common shares	$19,800	$14,991

Net earnings per class A and class B common share:
Basic and diluted	$0.58	$0.49

Dividends per class A and class B common share	$0.075	$—

See notes to condensed consolidated financial statements, including Note 1(j) regarding reclassification of earnings from unconsolidated companies.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$19,800	$14,991

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,151	18,679
Undistributed earnings of affiliates	(2,822)	(1,807)
Other non-cash items	1,695	387
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(10,076)	(7,930)
Increase in inventories	(887)	(1,724)
Increase in payables, accrued liabilities, deferred revenue and minority interest	16,160	3,000

Total adjustments	25,221	10,605

Net cash provided by operating activities	45,021	25,596

Cash flows from investing activities:
Capital expenditures	(44,141)	(44,361)
Acquisitions and investments, net of cash acquired	(14,809)	(49,758)
Proceeds from sale of fixed assets and other	211	1,380

Net cash (used in) investing activities	(58,739)	(92,739)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	1,078	7,705
Issuance of long-term debt	20,666	104,095
Principal payments under long-term debt	(35,100)	(30,792)
Payment of common share dividends	(2,569)	—

Net cash (used in)/provided by financing activities.	(15,925)	81,008

Effect of exchange rate changes on cash and cash equivalents	49	1,727

Net (decrease)/increase in cash and cash equivalents	(29,594)	15,592
Cash and cash equivalents at beginning of period	81,347	37,860

Cash and cash equivalents at end of period	$51,753	$53,452

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
Balance, January 1, 2004	$—	$318	$205	$278,821	$252,484	$(19,203)	$(181)
Dividends on common shares	—	—	—	—	(2,569)	—	—
Comprehensive income:
Net earnings	—	—	—	—	19,800	—	—	$19,800
Foreign currency translation adjustments	—	—	—	—	—	544	—	544
Change in fair value of derivative financial instruments	—	—	—	—	—	(157)	—	(157)

								$20,187

Balance, September 30, 2004	$—	$318	$205	$278,821	$269,715	$(18,816)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.     Basis of financial statement presentation

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At September 30, 2004, Sea Containers Ltd., a Bermuda company ("SCL"), owned 42% of the equity shares in the Company.

(a)   Accounting policies

        For a description of significant accounting policies and basis of presentation, see Notes 1, 4 and 15 to the consolidated financial statements in the Company's 2003 Form 10-K annual report. As of September 30, 2004, these significant accounting policies have not changed from December 2003. "SFAS" means Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the U.S. Financial Accounting Standards Board.

        The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2004 and 2003, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of OEH's business, operating results for an interim period are not necessarily indicative of a full year's operating results.

(b)   Earnings per share

        The weighted average number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

	Nine months ended September 30,
	2004	2003
Basic	34,250	30,800
Effect of dilution	99	—

Diluted	34,349	30,800

	Three months ended September 30,
	2004	2003
Basic	34,250	30,800
Effect of dilution	78	53

Diluted	34,328	30,853

        Stock options with exercise prices greater than the average market price of the common shares have been excluded from the computations of diluted weighted average shares outstanding. There were approximately 40,000 and 156,000 of these options for the nine months ended September 30, 2004 and 2003, respectively, and approximately 55,000 and 70,000 of these options for the three months ended September 30, 2004 and 2003, respectively.

(c)   Derivative financial instruments

        For the nine months ended September 30, 2004 and 2003, the change in the fair market value of derivative instruments resulted in a charge of $157,000 and $65,000, respectively, to other comprehensive loss.

(d)   Goodwill

        OEH's goodwill consists of $700,000 related to the tourist trains and cruises reporting segment and $28,829,000 related to the hotels and restaurants reporting segment. There were no changes in the carrying amount of goodwill for the nine month period ended September 30, 2004.

(e)   Stock-based compensation

        OEH's compensation cost for share options is accreted in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. If compensation cost for the Company's stock option plans had been determined based on fair values as of the date of grant, OEH's net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

	Nine months ended September 30,
	2004	2003
Net earnings on Class A and Class B common shares:
As reported	$19,800	$14,991
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(635)	(757)

Pro forma	$19,165	$14,234

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.58	$0.49

Pro forma:
Basic and diluted	$0.56	$0.46

	Three months ended September 30,
	2004	2003
Net earnings on Class A and Class B common shares:
As reported	$11,495	$8,180
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(261)	(283)

Pro forma	$11,234	$7,897

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.34	$0.27

Pro forma:
Basic and diluted	$0.33	$0.26

        The pro forma figures in the preceding tables may not be representative of pro forma amounts in future years.

(f)    Dividends

        On March 19, June 18 and September 20, 2004, the Company declared a quarterly dividend of $0.025 per common share.

(g)   Pensions

        Components of net periodic pension benefit cost were as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Service cost	$619	$383
Interest cost	288	260
Expected return on plan assets	(328)	(202)
Amortization of prior service cost	—	7
Amortization of net loss	103	60

Net periodic benefit cost	$682	$508

	Three months ended September 30,
	2004	2003
Service cost	$206	$128
Interest cost	96	87
Expected return on plan assets	(109)	(67)
Amortization of prior service cost	—	2
Amortization of net loss	34	20

Net periodic benefit cost	$227	$170

        As reported in Note 7 to the financial statements in the Company's 2003 Form 10-K annual report, OEH expected to contribute $954,000 to its pension plans in 2004. As of September 30, 2004, $582,000 of contributions have been made. OEH anticipates contributing an additional $242,000 to fund its pension plans in 2004 for a total of $824,000.

(h)   Earnings from unconsolidated companies

        Earnings from unconsolidated companies are presented net of tax and include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $6,049,000 and $4,647,000 for the nine months ended September 30, 2004 and 2003, respectively, and $2,100,000 and $1,593,000 for the three months ended September 30, 2004 and 2003, respectively.

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

(j)    Reclassifications

        Certain items in 2003 have been reclassified to conform to the 2004 presentation. Earnings from unconsolidated companies are now presented below earnings from operations before net finance costs.

2.     Acquisitions and investments

        On May 25, 2004, OEH acquired a 50% interest in a luxury French canal and river cruise business called Afloat in France. As part of this investment OEH acquired the five canal boats operated in the business. The total investment was $3,000,000 paid in cash.

        On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia. Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company's shares. As of September 30, 2004, OEH had provided $4,625,000 in loans to Pansea which is recorded in other assets. In addition, OEH paid $1,400,000 which is recorded in other assets for options exercisable after three to five years to acquire all of the holding company's shares, and the existing shareholders have the right to put their shares to OEH after five years. OEH is not managing the hotels but is marketing them along with its other properties.

        On April 25, 2003, OEH acquired a 50% interest in the Hotel Ritz in Madrid, Spain through a 50/50 joint venture with a Spanish real estate investment company. The purchase price was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by loans. Subsidiaries of the Company were obligated on $27,000,000 of these loans until the completion in August 2004 of various legal procedures in Spain, when the debt was assumed by the joint venture and became entirely non-recourse to OEH. As a result OEH's investment and debt have been reduced. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel. This investment is accounted for under the equity method of accounting.

        Summarized financial data for OEH's unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Current assets	$40,358	$42,172
Property, plant and equipment, net	341,446	279,298
Other assets	5,342	4,472

Total assets	$387,146	$325,942

Current liabilities	$39,154	$43,538
Long-term debt	203,273	144,251
Other liabilities	78,735	71,351
Total shareholders' equity	65,984	66,802

Total liabilities and shareholders' equity	$387,146	$325,942

	Nine nonths ended September 30,
	2004	2003
Revenue	$96,317	$74,991

Earnings from operations before net finance costs	$12,905	$9,661

Net (losses)	$(515)	$(606)

3.     Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Freehold and leased land and buildings	$705,317	$678,683
Machinery and equipment	137,333	135,584
Fixtures, fittings and office equipment	134,024	119,191
River cruiseship	18,299	16,571

	994,973	950,029
Less: accumulated depreciation	(150,431)	(127,772)

	$844,542	$822,257

        The major classes of assets under capital leases are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Land and buildings	$13,591	$14,080
Machinery and equipment	2,230	1,964
Fixtures, fittings and office equipment	4,399	4,229

	20,220	20,273
Less: accumulated depreciation	(2,248)	(1,626)

	$17,972	$18,647

4.     Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	September 30, 2004	December 31, 2003
Bank loans on property, plant and equipment payable over periods of 1 to 12 years, with a weighted average interest rate of 3.98% and 3.74%, respectively, primarily based on LIBOR	$486,689	$530,003
Bank loan on a river cruiseship payable over 5 years, with an interest rate of 2.78% based on LIBOR	—	3,000
Obligations under capital lease	18,882	21,185

	505,571	554,188
Less: current portion	67,945	51,271

	$437,626	$502,917

        In March 2004, the last guarantee by SCL of an OEH bank loan (December 31, 2003—$19,088,000 principal amount) that predated the Company's initial public offering in August 2000 was released and cancelled.

        Certain credit agreements of OEH have restrictive covenants. At September 30, 2004, OEH was in compliance with these covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2004 (dollars in thousands):

Year ending December 31,
2005	$13,375
2006	110,438
2007	100,141
2008	156,223
2009 and thereafter	57,449

$437,626

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

5.     Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

	Nine months ended September 30, 2004
	Current	Deferred	Total
United States	$93	$271	$364
Other foreign	2,082	1,421	3,503

	$2,175	$1,692	$3,867

	Nine months ended September 30, 2003
	Current	Deferred	Total
United States	$466	$50	$516
Other foreign	2,049	290	2,339

	$2,515	$340	$2,855

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	September 30, 2004	December 31, 2003
Gross deferred tax assets	$70,524	$71,467
Less: Valuation allowance	(39,886)	(39,886)

Net deferred tax assets	30,638	31,581
Deferred tax liabilities	(35,117)	(34,427)

Net deferred tax liabilities	$(4,479)	$(2,846)

        The deferred tax assets consist of tax loss carry forwards. In addition, at September 30, 2004, OEH has recorded a deferred tax asset of $691,000 (December 31, 2003—$691,000) representing the future tax benefits of accrued pension costs recognized in other comprehensive income pursuant to SFAS No. 87, "Employers' Accounting for Pensions". The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

6.     Supplemental cash flow information

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$15,075	$13,771
Income taxes	$2,988	$2,401

        In conjunction with acquisitions and investments (see Note 2), liabilities were assumed relating to non-cash investing and financing activities as follows (dollars in thousands):

Fair value of assets acquired	$3,000	$49,777
Cash paid	(3,000)	(22,000)

Liabilities assumed	$—	$27,777

7.     Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	September 30, 2004	December 31, 2003
Foreign currency translation adjustments	$(17,138)	$(17,682)
Derivative financial instruments	(65)	92
Minimum pension liability, net of tax	(1,613)	(1,613)

	$(18,816)	$(19,203)

8.     Commitments

        Outstanding contracts to purchase fixed assets were approximately $7,500,000 at September 30, 2004 (December 31, 2003—$11,200,000).

9.     Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2003 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Revenue:
Hotels and restaurants:
Owned hotels—Europe	$96,046	$96,637
—North America	53,434	49,778
—Rest of world	55,512	43,256
Hotel management fees	4,838	5,030
Restaurants	13,117	10,780

	222,947	205,481
Tourist trains and cruises	41,448	32,674

	$264,395	$238,155

Depreciation and amortization:
Hotels and restaurants:
Owned hotels—Europe	$7,450	$6,669
—North America	4,789	4,358
—Rest of world	5,869	4,968
Restaurants	577	448

	18,685	16,443
Tourist trains and cruises	2,466	2,236

	$21,151	$18,679

	Nine months ended September 30,
	2004	2003
Earnings from operations:
Hotels and restaurants:
Owned hotels—Europe	$22,002	$24,206
—North America	4,593	4,471
—Rest of world	5,272	1,395
Hotel management fees	4,838	5,030
Restaurants	879	235

	37,584	35,337
Tourist trains and cruises	3,375	(616)

	40,959	34,721
Central selling, general and administrative costs	(11,556)	(9,029)

	29,403	25,692
Net finance costs	(14,607)	(14,300)

Earnings before income taxes	14,796	11,392
Provision for income taxes	3,867	2,855

Earnings before earnings from unconsolidated companies	10,929	8,537
Earnings from unconsolidated companies	8,871	6,454

Net earnings	$19,800	$14,991

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$5,733	$4,980
Restaurants	78	(23)

	5,811	4,957
Tourist trains and cruises	3,060	1,497

	$8,871	$6,454

Capital expenditure:
Hotels and restaurants:
Owned hotels—Europe	$22,744	$13,178
—North America	8,557	16,623
—Rest of world	11,617	11,612
Restaurants	510	787
Hotel management/part ownership interests	—	—

	43,428	42,200
Tourist trains and cruises	713	2,161

	$44,141	$44,361

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Revenue:
Europe	$134,987	$126,422
North America	68,562	63,965
Rest of world	60,846	47,768

	$264,395	$238,155

10.   Related party transactions

        For the nine months ended September 30, 2004, OEH paid subsidiaries of SCL $4,009,000 (2003—$3,421,000) for the provision of various services incurred during this period under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest. This guarantee was in place before December 31, 2002.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the nine months ended September 30, 2004, OEH earned $2,931,000 (2003—$2,933,000) in management fees which are recorded in revenue, and $6,049,000 (2003—$4,647,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies. These loans have an indefinite maturity period and bear interest at a spread over LIBOR.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the nine months ended September 30, 2004, OEH earned management and guarantee fees of $2,620,000 (2003—$1,200,000), which are recorded in revenue, and loan interest of $77,000 (2003—$159,000) which is recorded in earnings from unconsolidated companies from the joint ventures. At September 30, 2004, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and are due in 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company's investments in Peru were in place prior to December 31, 2002.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest on April 25, 2003 (see Note 2) and is accounted for under the equity method. For the nine months ended September 30, 2004, OEH earned $664,000 (2003—$687,000) in management fees, which are included in revenue.

11.   Subsequent event

        Effective November 1, 2004, OEH acquired El Encanto Hotel and Garden Villas in Santa Barbara, California for $26,000,000 paid in cash. Part of the purchase price was financed with a bank loan.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

        OEH's operating results for the three months ended September 30, 2004 and 2003, expressed as a percentage of revenue, were as follows:

	Three months ended September 30,
	2004	2003
	%
Revenue:
Hotels and restaurants	83	86
Tourist trains and cruises	17	14

	100	100
Expenses:
Depreciation and amortization	7	8
Operating	48	49
Selling, general and administrative	29	30
Net finance costs	5	5

Earnings before income taxes	11	8
Provision for income taxes	(3)	(2)
Earnings from unconsolidated companies	3	3

Net earnings as a percentage of total revenue	11	9

        Net earnings as adjusted for interest, tax, depreciation and amortization ("EBITDA") of OEH's operations for the three months ended September 30, 2004 and 2003 is analyzed as follows (dollars in millions):

	Three months ended September 30,
	2004	2003
EBITDA:
Hotels and restaurants
Owned hotels—Europe	$19.6	$19.0
—North America	0.4	(0.1)
—Rest of world	3.0	0.9
Hotel management & part ownership interests	2.9	3.0
Restaurants	(0.4)	(0.5)
Trains and cruises	4.6	1.9
Central overheads	(4.1)	(3.1)

Total EBITDA	$26.0	$21.1

        The foregoing EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended September 30,
	2004	2003
Net earnings	$11.5	$8.2
Add:
Depreciation and amortization	7.2	6.7
Net finance costs	4.8	4.6
Provision for income taxes	2.5	1.6

EBITDA	$26.0	$21.1

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

        Operating information for OEH's owned hotels for the three months ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,
	2004	2003
Average Daily Rate (in dollars)
Europe	740	581
North America	260	253
Rest of the world	235	211
Worldwide	414	382
Rooms Sold (in thousands)
Europe	39	49
North America	31	30
Rest of the world	43	35

Worldwide	113	114
RevPAR (in dollars)
Europe	477	390
North America	156	151
Rest of the world	122	88
Worldwide	240	210
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	477	410	16%	6%
North America	149	149	0%	0%
Rest of the world	122	88	39%	31%
Worldwide	241	205	18%	9%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms department revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

        The net earnings for the period was $11.5 million ($0.34 per common share) on revenue of $100.0 million, compared with net earnings of $8.2 million ($0.27 per common share) on revenue of $88.5 million in the prior year third quarter. During the quarter OEH experienced a continuing broad recovery in demand for all its products.

        Overall, the average daily room rate of owned hotels in U.S. dollars was up 8% in the third quarter to $414 from $382 in the prior year period. Same store RevPAR in U.S. dollars was up 18% to $241 from $205 in the year earlier period.

        Capital expenditure on existing properties is beginning to produce solid returns. OEH currently plans to complete the Hotel Caruso in Ravello, Italy in time for the summer season of 2005 with a June opening planned.

Revenue

        Total revenue increased by $11.5 million, or 13%, from $88.5 million in the three months ended September 30, 2003 to $100.0 million in the three months ended September 30, 2004. Hotels and restaurants revenue increased by $7.6 million, or 10%, from $75.8 million in the three months ended September 30, 2003 to $83.4 million in the three months ended September 30, 2004. Excluding the revenue from the Hotel Quinta do Lago which was sold in November 2003, hotels and restaurants revenue increased by $13.1 million, or 19%, from $70.3 million for the three months ended September 30, 2003 to $83.4 million in the three months ended September 30, 2004. Tourist trains and cruises revenue increased by $3.9 million, or 31%, from $12.7 million for the three months ended September 30, 2003 to $16.6 million for the three months ended September 30, 2004.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Excluding revenue from the Hotel Quinta do Lago in the third quarter of 2003 ($5.5 million), revenue increased by $6.8 million, or 17%, from $40.1 million for the three months ended September 30, 2003 to $46.9 million in the three months ended September 30, 2004.

        On a same store basis, excluding the Quinta do Lago, RevPAR in local currency increased by 6% but in U.S. dollars this translated into an increase of 16% as the euro was stronger against the dollar in the third quarter of 2004 compared to the third quarter of 2003.

        North America.    Revenue increased by $1.0 million, or 8%, from $12.9 million in the three months ended September 30, 2003 to $13.9 million in the three months ended September 30, 2004.

        On a same store basis, RevPAR was flat with the prior year quarter. This was adversely affected by the impact of Hurricane Ivan on the Windsor Court Hotel in New Orleans.

        Rest of the World.    Revenue increased by $4.8 million, or 36%, from $13.2 million in the three months ended September 30, 2003 to $18.0 million in the three months ended September 30, 2004.

        The RevPAR on a same store basis for the rest of the world region increased by 31% in local currencies in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This translated to a 39% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were significantly stronger against the U.S. dollar in the period over the comparable period of 2003.

Depreciation and amortization

        Depreciation and amortization increased by $0.4 million, or 7%, from $6.7 million in the three months ended September 30, 2003 to $7.1 million in the three months ended September 30, 2004, primarily due to the effect of acquisitions and capital expenditures in 2003 and 2004 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

        Operating expenses increased by $4.1 million, or 9%, from $43.7 million in the three months ended September 30, 2003 to $47.8 million in the three months ended September 30, 2004, primarily due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses and increased occupancy at the hotels and trains and cruises.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $2.9 million, or 11%, from $26.3 million in the three months ended September 30, 2003 to $29.2 million in the three months ended September 30, 2004, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses and increased occupancy at OEH's businesses.

Earnings from operations before net finance costs

        Earnings from operations increased by $4.1 million, or 35%, from earnings of $11.7 million in the three months ended September 30, 2003 to earnings of $15.8 million in the three months ended September 30, 2004, due to the factors described in the Overview above.

Net finance costs

        Net finance costs increased by $0.2 million to $4.8 million in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Provision for income taxes

        The provision for income taxes increased by $0.9 million, from a provision of $1.6 million in the three months ended September 30, 2003 to a provision of $2.5 million in the three months ended September 30, 2004. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase was mainly due to the increased profitability of some of these subsidiaries.

Earnings from unconsolidated companies

        Earnings from unconsolidated companies increased by $0.3 million, or 11%, from $2.6 million in the three months ended September 30, 2003 to $2.9 million in the three months ended September 30, 2004. This was mainly due to improved earnings from OEH's investments in Peru.

Net earnings

        Net earnings increased by $3.3 million, or 40%, from $8.2 million in the three months ended September 30, 2003 to $11.5 million in the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

        OEH's operating results for the nine months ended September 30, 2004 and 2003, expressed as a percentage of revenue, were as follows:

	Nine months ended September 30,
	2004	2003
	%
Revenue
Hotels and restaurants	84	86
Tourist trains and cruises	16	14

	100	100
Expenses:
Depreciation and amortization	8	8
Operating	49	50
Selling, general and administrative	32	32
Net finance costs	6	6

Earnings before income taxes	5	4
Provision for incomes taxes	(1)	(1)
Earnings from unconsolidated companies	3	3

Net earnings as a percentage of total revenue	7	6

        EBITDA of OEH's operations for the nine months ended September 30, 2004 and 2003 is analyzed as follows (dollars in millions):

	Nine months ended September 30,
	2004	2003
EBITDA:
Hotels and restaurants
Owned hotels—Europe	$29.5	$30.9
—North America	9.4	8.8
—Rest of world	11.1	6.4
Hotel management and part ownership interests	10.6	10.0
Restaurants	1.5	0.7
Trains and cruises	8.9	3.1
Central overheads	(11.6)	(9.1)

Total EBITDA	$59.4	$50.8

        The foregoing EBITDA reconciles to net earnings as follows (dollars in millions):

	Nine months ended September 30,
	2004	2003
Net earnings	$19.8	$15.0
Add:
Depreciation and amortization	21.1	18.7
Net finance costs	14.6	14.3
Provision for income taxes	3.9	2.8

EBITDA	$59.4	$50.8

        Operating information for OEH's owned hotels for the nine months ended September 30, 2004 and 2003 is as follows:

	Nine months ended September 30,
	2004	2003
Average Daily Rate (in dollars)
Europe	645	495
North America	321	313
Rest of the world	235	223
Worldwide	373	346
Rooms Sold (in thousands)
Europe	88	117
North America	104	99
Rest of the world	134	114

Worldwide	326	330
RevPAR (in dollars)
Europe	370	294
North America	210	205
Rest of the world	127	100
Worldwide	217	189
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	377	331	14%	3%
North America	212	204	4%	4%
Rest of the world	128	98	30%	18%
Worldwide	218	189	15%	7%

Revenue

        Total revenue increased by $26.2 million, or 11%, from $238.2 million in the nine months ended September 30, 2003 to $264.4 million in the nine months ended September 30, 2004. Hotels and restaurants revenue increased by $17.4 million, or 8%, from $205.5 million in the nine months ended September 30, 2003 to $222.9 million in the nine months ended September 30, 2004. Excluding revenue from the Quinta do Lago in 2003, revenue from hotels and restaurants increased by $28.6 million, or 15%, from $194.3 million for the nine months ended September 30, 2003 to $222.0 million for the nine months ended September 30, 2004. Tourist trains and cruises increased by $8.7 million, or 27%, from $32.7 million for the nine months ended September 30, 2003 to $41.4 million for the nine months ended September 30, 2004.

        Overall, OEH's same store RevPAR at its owned hotels increased by 15% in U.S. dollars in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Excluding the revenue from the Quinta do Lago for 2003, revenue increased by $10.6 million, or 12%, from $85.4 million for the nine months ended September 30, 2003 to $96.0 million for the nine months ended September 30, 2004. Same store RevPAR increased by 3% in local currencies in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This translates to an increase of 14% in U.S. dollars as the euro was significantly stronger against the U.S. dollar in the period compared to the comparable period in the prior year.

        North America.    Revenue increased by $3.6 million, or 7%, from $49.8 million in the nine months ended September 30, 2003 to $53.4 million in the nine months ended September 30, 2004. Same store RevPAR for the North American region increased by 4% in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

        Rest of the World.    Revenue increased by $12.2 million, or 28%, from $43.3 million in the nine months ended September 30, 2003 to $55.5 million in the nine months ended September 30, 2004. The same store RevPAR for the rest of the world region increased by 18% in local currencies in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 but, when translated to U.S. dollars, increased by 30% primarily as the South African rand and Australian dollar were significantly stronger against the U.S. dollar in the period over the comparable period in 2003.

Depreciation and amortization

        Depreciation and amortization increased by $2.5 million, or 13%, from $18.7 million in the nine months ended September 30, 2003 to $21.2 million in the nine months ended September 30, 2004, primarily due to the effect of acquisitions as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

        Operating expenses increased by $11.3 million, or 10%, from $118.2 million in the nine months ended September 30, 2003 to $129.5 million in the nine months ended September 30, 2004, which was mainly due to higher occupancies at OEH's businesses.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $8.7 million, or 12%, from $75.6 million in the nine months ended September 30, 2003 to $84.3 million in the nine months ended September 30, 2004, mainly due to higher occupancies at OEH's businesses.

Earnings from operations

        Earnings from operations increased by $3.7 million, or 14%, from $25.7 million in the nine months ended September 30, 2003 to $29.4 million in the nine months ended September 30, 2004.

Net finance costs

        Net finance costs increased by $0.3 million, or 2%, from $14.3 million in the nine months ended September 30, 2003 to $14.6 million in the nine months ended September 30, 2004.

Taxes on income

        The provision for income taxes increased by $1.0 million, or 35%, from $2.9 million in the nine months ended September 30, 2003 to $3.9 million in the nine months ended September 30, 2004. The increase was mainly due to the increased profitability of some of OEH's taxpaying subsidiaries.

Earnings from unconsolidated companies

        Earnings from unconsolidated companies increased by $2.4 million, or 37%, from $6.5 million in the nine months ended September 30, 2003 to $8.9 million in the nine months ended September 30, 2004.

Net earnings

        Net earnings increased by $4.8 million, or 32%, from $15.0 million in the nine months ended September 30, 2003 to $19.8 million in the nine months ended September 30, 2004.

Liquidity and Capital Resources

Working Capital

        OEH had cash and cash equivalents of $51.8 million at September 30, 2004, $29.5 million less than the $81.3 million at December 31, 2003. At September 30, 2004 and December 31, 2003, the undrawn amounts available to OEH under its short-term lines of credit were $42.0 million and $35.8 million, respectively. In addition, at September 30, 2004 and December 31, 2003 there were undrawn amounts committed under long-term facilities of $31.0 million and $32.0 million, respectively. OEH's total cash and undrawn facilities at September 30, 2004 was $124.8 million including the undrawn short-term lines.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $37.5 million at September 30, 2004, a decrease in the working capital of $48.3 million from a surplus of $10.8 million at December 31, 2003. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $14.2 million, of which $29.6 million was due to a decrease in cash partly offset by increases in other current assets;

  •
  an increase in current liabilities of $17.4 million, excluding the current portion of long-term debt, of which $9.4 million was due to an increase in deferred revenue and $6.1 million was due to an increase in accrued liabilities; and

  •
  an increase in the current portion of long-term debt of $16.7 million.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities increased by $19.4 million from $25.6 million cash surplus for the nine months ended September 30, 2003 to $45.0 million for the nine months ended September 30, 2004. Of the increase, $4.8 million was attributable to higher earnings.

        Investing Activities.    Cash used in investing activities decreased by $34.0 million to $58.7 million for the nine months ended September 30, 2004, compared to $92.7 million for the nine months ended September 30, 2003. This was mainly due to a reduction in acquisitions and investments of $35.0 million.

        Financing Activities.    Cash used in financing activities for the nine months ended September 30, 2004 was $15.9 million compared to cash provided by financing activities of $81.0 million for the nine months ended September 30, 2003, a reduction of $96.9 million. In the nine months ended September 30, 2004, OEH had proceeds from borrowings under long-term debt of $20.7 million compared to proceeds of $104.1 million for the nine months ended September 30, 2003.

        Capital Commitments.    There were $7.5 million of capital commitments outstanding as of September 30, 2004 mainly on investments in owned hotels.

Indebtedness

        At September 30, 2004, OEH had $505.6 million of long-term debt collateralized by assets ($453.8 million net of cash), including the current portion, which is repayable over periods of one to 12 years with a weighted average interest rate of 3.98%. See Note 4 to the financial statements regarding the maturity of long-term debt.

        Approximately 50% of the outstanding principal was drawn in euros and the balance primarily in U.S. dollars. At September 30, 2004, OEH had all its borrowings at floating rates.

Liquidity

        OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service.

Recent Accounting Pronouncements

        As of September 30, 2004, the Company's significant accounting policies and estimates, which are described in Notes 1, 4, and 15 to the financial statements in the Company's 2003 Form 10-K annual report, have not changed from December 31, 2003, except for the adoption of FIN No. 46R described in Note 1(i) to the financial statements in this report which had no impact on OEH.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2.0 million on an annual basis based on borrowings at September 30, 2004. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2004 from those described in the Company's 2003 Form 10-K annual report.

ITEM 4. Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2004 and found no material deficiencies or weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits. The index to exhibits appears below, on the page immediately following the signature page to this report.

(b)    Reports on Form 8-K. During the quarter for which this report is filed, the Company filed the following Form 8-K Current Report:

Date of Report on Front Cover	Item No.	Description
August 4, 2004	7 and 12	News release regarding second quarter 2004 consolidated earnings of the Company furnished to the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ J.G. Struthers James G. Struthers Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)
Dated: November 9, 2004

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

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
Consolidated Balance Sheets (unaudited)
Statements of Consolidated Operations (unaudited)
Statements of Consolidated Operations (unaudited)
Statements of Consolidated Cash Flows (unaudited)
Statement of Changes in Consolidated Shareholders' Equity and Comprehensive Loss (unaudited)
Notes to Condensed Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX