Form 10-K
period 2004-12-31
ORIENT EXPRESS HOTELS LTD
filed 2005-03-04
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0223493 (I.R.S. Employer Identification No.)
22 Victoria Street Hamilton HM 12, Bermuda (Address of principal executive offices)
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

        The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed according to the closing price on June 30, 2004 (the last business day of the registrant's second fiscal quarter in 2004) was approximately $330,000,000.

        As of February 28, 2005, 31,790,601 Class A common shares and 20,503,877 Class B common shares of the registrant were outstanding (including 18,044,478 Class B shares owned by a subsidiary of the registrant (see Note 10(d) to the Financial Statements (Item 8)) and 11,943,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.).

DOCUMENTS INCORPORATED BY REFERENCE: None.

Preliminary Note:    Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management's current expectations and are subject to various risks and uncertainties. Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 7—Management's Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below. Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ORIENT-EXPRESS HOTELS LTD.

Hotels & Restaurants

1. Hotel Cipriani & Palazzo Vendramin, Venice, Italy
2. Hotel Splendido & Splendido Mare, Portofino, Italy
3. Villa San Michele, Florence, Italy
4. Hotel Caruso, Ravello, Italy
5. Hôtel de la Cité, Carcassonne, France
6. La Residencia, Mallorca, Spain
7. Hotel Ritz, Madrid, Spain
8. Lapa Palace, Lisbon, Portugal
9. Reid's Palace, Madeira, Portugal
10. Harry's Bar, London, UK
11. Le Manoir aux Quat'Saisons, Oxfordshire, UK
12. Grand Hotel Europe, St Petersburg, Russia
13. '21', New York, NY
14. The Inn at Perry Cabin, St Michaels, MD
15. Keswick Hall, Charlottesville, VA
16. Charleston Place, Charleston, SC
17. Windsor Court Hotel, New Orleans, LA
18. El Encanto Hotel & Garden Villas, Santa Barbara, CA
19. Maroma Resort & Spa, Riviera Maya, Mexico
20. La Samanna, St Martin, French West Indies
21. Miraflores Park Hotel, Lima, Peru
22. Machu Picchu Sanctuary Lodge, Machu Picchu, Peru
23. Hotel Monasterio, Cuzco, Peru
24. Copacabana Palace, Rio de Janeiro, Brazil
25. La Cabaña, Buenos Aires, Argentina
26. Mount Nelson Hotel, Cape Town, South Africa
27. The Westcliff, Johannesburg, South Africa
28. Orient-Express Safaris, Botswana
29. The Observatory, Sydney, Australia
30. Lilianfels Blue Mountains, NSW, Australia
31. Bora Bora Lagoon Resort, Tahiti, French Polynesia

Pansea Orient-Express Hotels

32. Jimbaran Puri Bali, Bali, Indonesia
33. Ubud Hanging Gardens, Bali, Indonesia
34. Napasai, Koh Samui, Thailand
35. La Résidence Phou Vao, Luang Prabang, Laos
36. La Résidence d' Angkor, Siem Reap, Cambodia
37. The Governor's Residence, Yangon, Myanmar

Trains & Cruises

38. Venice Simplon-Orient-Express, Europe
39. British Pullman, UK
40. Northern Belle, UK
41. Royal Scotsman, UK
42. Afloat in France, France
43. PeruRail, Peru
44. Eastern & Oriental Express, Southeast Asia
45. Road To Mandalay, Myanmar

PART I

ITEM 1. Business

        Orient-Express Hotels Ltd. (the "Company" and, together with its subsidiaries, "OEH") is incorporated in the Islands of Bermuda and is a "foreign private issuer" as defined in Rule 3b-4 of the U.S. Securities and Exchange Commission ("SEC") under the U.S. Securities Exchange Act of 1934 (the "1934 Act") and in SEC Rule 405 under the U.S. Securities Act of 1933. As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions that relate specifically to foreign private issuers.

        These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC. The internet website address is http://www.orient-express.com. Unless specifically noted, information on the website is not incorporated by reference into this Form 10-K annual report.

        Pursuant to SEC Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of SEC Regulation 14A under the 1934 Act, and transactions in the Company's equity securities by its officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the 1934 Act.

Introduction

        OEH is a hotel and leisure group focused on the luxury end of the leisure market. It currently owns and/or invests in 49 properties (41 of which it manages) consisting of 38 highly individual deluxe hotels, three restaurants, six tourist trains and two river cruise businesses. These are located in 25 countries worldwide. OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveller.

        The locations of OEH's various properties are shown in the map on the preceding page, where they number 45 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana. These seven properties bring the total to 49.

        Hotels and restaurants represent the largest segment of OEH's business, contributing 84% of revenue in 2004, 85% in 2003 and 84% in 2002. Tourist trains and cruises accounted for the remaining revenue in each year. OEH's worldwide portfolio of hotels currently consists of 3,640 individual guest rooms and multiple-room suites, each known as a "key". This total includes Pansea Hotels described below which are not owned or managed by OEH. Hotels owned by OEH in 2004 achieved an average daily room rate ("ADR") of $366 and a revenue per available room ("RevPAR") of $214. Approximately two-thirds of OEH's customers are leisure travellers, with approximately 53% of guests in 2004 originating from the United States, 31% from Europe and the remaining 16% from elsewhere in the world.

        Revenue, operating earnings and identifiable assets of OEH in 2002, 2003 and 2004 for its business segments and geographic areas are presented in Note 15 to the Financial Statements (Item 8 below).

        At the present time, Sea Containers Ltd. owns a 42% equity interest in OEH. See "OEH's Relationship with Sea Containers Ltd." below.

Owned Hotels—Europe

  Italy

        The Hotel Cipriani and Palazzo Vendramin—104 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island across from the Piazza San Marco. Most of the rooms have views over the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court and a free private boat service to the Piazza San Marco. OEH recently acquired an historic warehouse building adjacent to the hotel where, after refurbishment, large banquets and meetings are held. In 2004, a spa was added to the hotel and six more new keys are planned.

        The Hotel Splendido and Splendido Mare—81 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court. There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus linking the main hotel with Splendido Mare on the harbor below. Several guest rooms were refurbished and enlarged in 2004.

        The Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley. OEH has remodelled and expanded the guest accommodation to luxury standards, including a swimming pool. A shuttle bus service is provided into Florence. The property occupies ten acres. OEH has planning permission to add a further two keys and a spa. The Villa San Michele also operates for hotel guests the five-bedroom main house of the Capannelle vineyard in the Chianti region owned by James and Simon Sherwood. See Item 13—Certain Relationships and Related Transactions below.

        These Italian properties operate seasonally, closing for varying periods during the winter.

        OEH is rebuilding the Hotel Caruso—54 keys—in Ravello on three hill-top acres overlooking the Amalfi coast near Naples. Once a nobleman's palace, parts of the property date back to the 11th century. OEH has received grants from the European Union to help finance this redevelopment, which was delayed while local government planning permits were obtained. Management currently expects to re-open the hotel in mid-2005.

  Portugal

        Reid's Palace—164 keys—is the most famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has four restaurants and meeting facilities. Leisure and sports amenities include two fresh water swimming pools, a third tide-filled pool, tennis courts, ocean water sports and access to two championship golf courses. It has year-round appeal to European leisure travellers, serving both winter escapes to the sun and regular summer holidays. A new spa and reorganization of the meeting facilities as a conference center are planned in 2005.

        The Lapa Palace—109 keys—is in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The historic part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family. It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking. OEH recently completed a total room refurbishment and added a spa. The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres. OEH owns an adjoining parcel of land suitable for development and has applied for planning permission to build up to 46 additional keys.

        OEH owned for many years the Hotel Quinta do Lago—141 keys—near Faro in the Algarve region, a popular golf destination, until the property was sold in November 2003. See Note 2(b) to the Financial Statements.

  Elsewhere in Europe

        Hôtel de la Cité—61 keys—is located in the central square of the beautiful walled medieval town of Carcassonne, France near Toulouse. Opened in 1909, the hotel incorporates one of the 50 watch towers in Carcassonne's ancient fortifications and features two restaurants, gardens, a swimming pool and a nearby conference center, altogether occupying two acres. One of the restaurants has been awarded one star for fine dining by the influential Michelin Guide. The hotel also operates a canal barge on the Canal du Midi providing day excursions for guests.

        In February 2002, OEH acquired La Residencia—59 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean. Mallorca is a popular European tourist destination throughout the year. The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres. The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool. OEH has started a program to refurbish all of the guest rooms and build new keys including additional suites.

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

        In February 2005, OEH acquired a 93.5% interest in, and full management and operational control of, the deluxe Grand Hotel Europe—301 keys—in St. Petersburg, Russia. See Note 17 to the Financial Statements. Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center. There are six restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and seven retail shops. OEH plans significant refurbishment of the hotel including acquisition of the minority interest owned by the City of St. Petersburg.

Owned Hotels—North America

  United States

        The Windsor Court—324 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront. Harrah's operates the only land-based casino in Louisiana across the street from the hotel. Each room has panoramic views over the river or the city. Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club. The hotel's interior décor features a collection of historic European art and antique furniture. The hotel has planning permission to build a conference center on an owned lot across the street from the hotel which would cater to small and medium sized business meetings.

        Keswick Hall—48 keys—is located in the rolling countryside of central Virginia, near Charlottesville. Originally a private home dating from 1912, it is popular for weekend breaks and business meetings because of the natural beauty of the area and the adjacent Keswick Club which features a spa and fitness center, tennis courts, swimming pool and an Arnold Palmer-designed golf course. The total site occupies 600 acres including vacant land around the golf course being sold by

OEH in parcels for residential development. OEH has planning permission to build 28 new keys in cottages on the grounds near the hotel.

        The Inn at Perry Cabin—81 keys—was built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 waterfront acres that include a fitness center, indoor and outdoor swimming pools, and boating and fishing on the Bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C. area. OEH has completed a major renovation and expansion of the hotel, including a new conference facility, and plans to build a spa.

        In November 2004, OEH acquired the El Encanto Hotel and Garden Villas—88 keys—in Santa Barbara, California. See Note 2 to the Financial Statements. The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean. Built in 1913 on a seven-acre site, the guestrooms are in cottages and low rise buildings spread throughout mature gardens with a swimming pool and tennis court. OEH plans a significant renovation and upgrade of the property and, while Santa Barbara has strict zoning requirements, has permission to add nine keys.

  Caribbean

        La Samanna—81 keys—is located on the island of St. Martin in the French West Indies. Built in 1973, the hotel comprises several buildings on ten acres of land along a 4,000-foot beach. Amenities include two restaurants, a freshwater swimming pool, a spa, tennis courts, fitness and conference centers, boating and ocean water sports. The hotel is open most of the year, seasonally closing during the autumn months. The hotel has also been closed for short periods in the past due to hurricane damage and is insured for this risk.

        OEH owns additional land adjoining La Samanna on both the French and Dutch sides of St. Martin. On the French side, it has begun construction of ten private villas on six acres which it intends to sell to third parties, and is applying for planning permission to build and sell 20 more units on about 30 additional acres. On the Dutch side, OEH has begun development of a marina and residential village which OEH would sell and manage. The village will be comprised of shops, restaurants and about 150 vacation condominiums on a parcel of 12 acres.

  Mexico

        In March 2002, OEH acquired a 75% interest in Maroma Resort and Spa—64 keys—on Mexico's Caribbean coast 25 miles south of Cancun's international airport. OEH manages the hotel with continuing support from the previous owner, who retains a 25% interest which OEH has a right of first refusal to acquire in certain circumstances. The resort opened in 1995 and has 25 acres of land, including some for future expansion or residential development, along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive. Important Mayan archaeological sites are also nearby. Rooms are arranged in low-rise villas and there are extensive spa facilities.

Owned Hotels—Rest of the World

  South America

        Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace—222 keys—is one of the most famous in South America and features two gourmet restaurants, a 500-seat theater, several spacious function and meeting rooms, a large swimming pool and fitness center, and a roof-top tennis court and pool. Future expansion is planned subject to government planning permission.

        The Miraflores Park Hotel—82 keys—is located in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city. Opened in 1997, the hotel has a large ballroom, rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

  Southern Africa

        The Mount Nelson Hotel—226 keys—in Cape Town, South Africa is an historic property opened in 1899 with beautiful gardens and pools and has long enjoyed a reputation as one of the foremost hotels on the African continent. It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has a ballroom, two swimming pools, tennis courts, a spa and fitness center, all situated on ten acres of grounds and gardens. Expansion is planned through incorporation into the hotel of owned adjoining residential properties.

        The Westcliff Hotel—119 keys—is the only garden hotel in Johannesburg, South Africa, situated on six hillside acres with views over the city's zoo and parkland. Its resort amenities include two swimming pools, a tennis court and health club, and the hotel attracts business guests because of its proximity to the city center. OEH opened this hotel in 1998. OEH recently added a banquet and conference center on adjacent expansion land.

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

  Australia

        The Observatory Hotel—96 keys—is in Sydney within walking distance of the central business district of the city. This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, a tennis court and a large parking garage on a site of about one acre. OEH has planning permission to add keys in a new top floor to the hotel.

        The Lilianfels Hotel—85 keys—is in the Blue Mountains National Park west of Sydney. It is named after the original estate house, dating from 1890, where the hotel's gourmet restaurant is located. The main hotel, built in 1992 and recently refurbished, has a second restaurant and conference facilities. The resort's four acres of grounds encompass an indoor swimming pool, health club and spa, tennis court and extensive gardens with views over the Blue Mountains. There is expansion land to add keys in the future.

  French Polynesia

        Bora Bora Lagoon Resort—79 keys—opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site. Guests dine in two restaurants and enjoy extensive water sports and tennis. A recent renovation program included a new swimming pool, spa and conference facility. There is expansion land, possibly for residential development.

Hotel Management Interests

        In April 2003, through a 50%/50% joint venture with a Spanish investment company, OEH acquired the famous Hotel Ritz—167 keys—in central Madrid near the financial district, Spanish parliament and many of the city's well known tourist attractions. See Note 2 to the Financial Statements. Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the famous Ritz Terrace restaurant outdoors in the gardens. OEH manages the hotel under an exclusive long-term contract and plans extensive capital improvements with its 50% partner.

        Charleston Place—442 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with spa and swimming pool and roof-top tennis court, and a shopping arcade of 25 retail outlets leased to unaffiliated parties. The hotel also owns the adjacent historic Riviera Theater remodelled as additional conference space and retail shops. OEH has a 19.9% ownership interest in this hotel, manages the property under an exclusive long-term contract, and receives interest on partnership loans which it assumed at the time of its original investment and on other loans made since then.

        OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following two hotels under 20-year renewable leases which commenced in 1995.

        The Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cusco, the most important tourist destination in Peru. OEH is upgrading and expanding the property which includes a long-term lease of an adjoining convent for future development, a total site of about three acres. The hotel was originally built as a Spanish monastery in the 16th century and was converted to hotel use in 1995. The deluxe guest rooms and two restaurants are arranged around open-air cloisters. Because of Cusco's high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.

        The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu. All of the rooms have been refurbished to a high standard. The joint venture also has a lease on seven acres at the foot of the ruins, close to the town where tourists arrive by train, for possible future expansion.

Restaurants

        OEH owns '21' Club, the famous landmark restaurant at 21 West 52nd Street in mid-town Manhattan in New York City. Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features gourmet American cuisine. It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has a number of banqueting rooms used for functions, including the famous secret wine cellar.

        OEH has a 49% interest in Harry's Bar, a private dining club in the Mayfair area of London. The majority partner manages the restaurant with assistance from OEH's Italian hotels. Its menu features gourmet Italian cuisine. OEH has a right of first refusal to acquire the remaining interest in this property under certain conditions.

        OEH has re-established the famous La Cabaña steak house in Buenos Aires dating from the 1930s. OEH bought the contents and name of the restaurant some years ago and, after relocating to the Recoleta area of the city, reopened in September 2003. The main dining room features a traditional open fire for searing meats, and three private dining rooms have regional Argentine themes.

Tourist Trains and Cruises

        OEH's principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England. OEH owns 30 railway cars originally used on historic "Orient-Express" and other famous European trains. All have been refurbished in original 1920s/1930s décor and meet modern safety standards. The services are marketed as a continuation of the Orient-Express trains of pre-World War II years. One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers. The other on the Continent is made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers. They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. Passengers travel under the English Channel by bus on the Eurotunnel shuttle train. Occasional trips are also made from time to time to Rome, Prague and Istanbul and other European destinations.

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

        In November 2004, OEH entered into an agreement to acquire a 50% interest in the Royal Scotsman luxury tourist train in April 2005 and to acquire the balance on an earn-out basis in three years. See Note 2 to the Financial Statements. Founded in 1985, the Royal Scotsman is composed of nine Edwardian-style cars accommodating up to 36 passengers. Each compartment in the six sleeping cars has a private bathroom. Operating from April to November each year, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest. The sellers retain management of the Royal Scotsman until the end of the earn-out period, but the train has been fully integrated into OEH's sales and marketing network.

        PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise acquired in 1999 and extendable every five years, upon the joint venture's application, up to 30 additional years. The joint venture pays the government a fee related to traffic levels which can be offset until 2009 against investment in track improvements. The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road. A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic at present. The Cusco-Machu Picchu line connects two of OEH's Peruvian hotels allowing creation of inclusive tours served by OEH's Hiram Bingham luxury tourist train. OEH also operates a deluxe daytime tourist train on the Cusco-Puno route through the High Andes mountains, and a 1920s steamer included in the franchise on day excursions for tourists on Lake Titicaca.

        The Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey lasts about 48 hours each way and includes two nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand. Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms. The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 125 passengers. The Eastern & Oriental Express is available for charter by private groups. OEH manages the train exclusively and has a 25% shareholding in the owning company.

        OEH owns and operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road to Mandalay. The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished. It has 66-air-conditioned cabins with private bathrooms, spacious restaurant and lounge areas and a canopied sun deck with swimming pool. The ship travels between Mandalay and Pagan up to eight times each month and carries 126 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest. Five to eight night itineraries are offered, including airfare to and from the ship and hotel accommodation in Rangoon. OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border. The ship does not operate in the hot summer season and occasionally when the water level of the Irrawaddy River falls below normal levels due to lack of rainfall.

        In May 2004, OEH acquired a 50% interest in the business of Afloat in France operating luxury river and canal boats in Burgundy, Provence and other rural regions of France. OEH also purchased the five boats of Afloat in France, and has the right to purchase the balance of the operating business in three to five years on an earn-out basis. See Note 2 to the Financial Statements. The boats each accommodate between six and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck. They operate seasonally between April and October on three to six night itineraries with guests dining on board or in nearby restaurants. Side trips are organized each day.

Pansea Hotels

        In February 2004, OEH entered into an agreement to invest up to $8,000,000 in the Pansea Hotel group of six deluxe hotels in Southeast Asia. The properties are La Residence Phou Vao in Luang Prabang, Laos; Napasai in Koh Samui, Thailand; The Governor's Residence in Rangoon, Burma; La Residence d'Angkor in Siem Reap, Cambodia; and Jimbaran Puri Bali and Ubud Hanging Gardens (opening in 2005) in Bali, Indonesia. They total 233 keys at present but all are capable of expansion. OEH does not manage these six hotels but markets them along with its other properties, in particular the Eastern & Oriental Express tourist train and the Road to Mandalay cruiseship, under the name "Pansea Orient-Express Hotels".

        The investment has been structured as an $8,000,000 loan at 5% annual interest to the Pansea Hotel holding company, convertible after three years into about 25% of the company's shares. At that time OEH has an option to acquire all of the shares. OEH has a further option to acquire all of the shares after five years, at which time the existing shareholders have the right to sell their shares to OEH at the same price. OEH paid $1,400,000 for its option rights. The loan conversion price and option exercise prices are based on multiples of the holding company's net book value or its earnings before interest, tax, depreciation and amortization, less the holding company's debt. The loan proceeds are to be used primarily to expand the existing Pansea properties and to fund new properties in the region.

Management Strategies

        As the foregoing indicates, OEH has a mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy. As a result, about two-thirds of annual revenue derives from leisure customers while corporate/business travel accounts for the rest.

        OEH benefits from trends and developments favorably impacting the global hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings. These trends suffered a setback beginning in 2001 due to slowing national economies, the shock of terrorist attacks, the build-up and aftermath of the wars in Afghanistan and Iraq and the SARS epidemic. Based on OEH's improved results in 2004, management believes that the public's confidence in international travel and demand for luxury hotel and tourist products is returning.

        For the future, OEH plans to grow its business by increasing RevPAR and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruises to add trips, and by acquiring additional distinctive luxury properties throughout the world. Factors in OEH's evaluation of a potential acquisition include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

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

        Many of OEH's individual properties, such as the Hotel Cipriani and '21' Club, have distinctive local character and brand identity. Management believes that discriminating travellers will choose a famous property in preference to a chain brand. OEH links its properties together under the umbrella "Orient-Express Hotels, Trains and Cruises" name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

        OEH is expanding its property development activities, beginning at Keswick Hall with the sale of land around the golf course for residential development and at La Samanna with high-end vacation villa and apartment developments. Other hotels owned by OEH with available vacant land for development include Bora Bora Lagoon Resort, Maroma Resort and Spa, and Inn at Perry Cabin. Management anticipates future profits both from sales of land and completed units and from ongoing management of the units for the purchasers as integral parts of the adjacent hotels.

Marketing, Sales and Public Relations

        OEH's sales and marketing function is primarily based upon direct sales, cross-selling to existing customers and public relations. OEH has a global sales force of about 250 persons in 50 locations including regional sales offices in New York, Paris, Cologne, Milan and London and reservations offices, mainly for tourist trains, cruises and tour products, in London, Paris, Cologne, Tokyo, Singapore, Cusco, Charleston, and Providence (Rhode Island). OEH also has sales representatives with responsibility for the hotels where they are based. The responsibilities of OEH's sales staff include working with the travel industry, contacting group and corporate account representatives and planning marketing such as direct mailings. OEH belongs to a number of international organizations, such as "The Leading Hotels of the World", to promote its properties.

        Internet usage is an important direct sales tool. Through OEH's website (www.orient-express.com), with its prize-winning design, OEH offers direct reservations services to customers. On-line sales have lower transaction costs by saving travel agent commissions and tour operator discounts. The internet also enhances marketing exposure and increases distribution.

        Because repeat customers appreciate the consistent quality of OEH's hotels, trains, cruises and restaurants, an important part of its strategy is to promote other OEH properties through various cross-selling efforts. These include direct mail to existing customers, in-house brochures and promotions, discounted special offers, and OEH's "Orient-Express Travel Club" website and in-house "Orient-Express Magazine". OEH sells luxury souvenir goods branded with the names of its travel products.

        OEH's marketing strategy also focuses on public relations, which it believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of the OEH properties, guests are more likely to hear about OEH's hotels and tours through word-of-mouth or published articles rather than through direct advertising. OEH has an in-house public relations offices in London and representatives in 13 countries worldwide, including contracts with third-party public relations firms, to promote its properties through travel magazines, newspapers and other media. During 2004, OEH hosted about 1,400 journalists at its various properties. As a result, about 6,000 articles and stories were published or broadcast about OEH's properties, many in publications with large local, regional or international circulations.

Industry Awards

        OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market. Over the years, OEH's properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler, and private subscription newsletters such as Andrew Harper's Hideaway Report, or industry bodies such as the American Automobile Association. The awards are based on opinion polls of their readers or the professional opinion of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

Competition

        OEH competes for hotel and restaurant acquisition opportunities with others, some of whom have substantially greater financial resources. Large competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage. This competition may have the effect of reducing the number of suitable investment opportunities offered to OEH and increasing OEH's acquisition costs by enhancing the bargaining power of property owners seeking to sell or to enter into management agreements.

        Some of OEH's properties are located in areas where there are numerous competitors. Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and name recognition. Demographic, geographic or other changes in one or more of OEH's markets could impact the convenience or desirability of OEH's hotels and restaurants, and so could adversely affect their profitability. Also, new or existing competitors could significantly lower prices or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which OEH's hotels and restaurants compete.

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

        OEH's luxury tourist trains have no direct competitors. Other trains exist on similar routes, but management believes OEH's trains and onboard service are so unique and of such superior quality that guests consider an OEH train journey more as a luxury experience and an end in itself rather than as a means of transport.

Employees

        OEH currently employs about 5,500 persons, about 2,300 of whom are represented by labor unions. Approximately 4,700 persons are employed in the hotels and restaurants, 600 are employed in the trains and cruises business, and the balance are engaged in central administration and sales.

        Management believes that OEH's ongoing labor relations are satisfactory, but these could deteriorate at any time due to disputes over wage or benefit levels, working conditions or OEH's response to changes in government regulation of workers and the workplace. OEH's operations rely heavily on employees providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees could adversely affect OEH's ability to provide those services.

Government Regulation

        OEH and its properties are subject to numerous laws and government regulations such as those relating to the preparation and sale of food and beverages, liquor service, and health and safety of premises. OEH properties are also subject to laws governing employee relationships such as minimum wages and maximum working hours, overtime, working conditions, hiring and firing employees and work permits.

        OEH is also subject to foreign and U.S. laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant environmental liabilities, even in situations where the environmental problem or violation occurred on a property before OEH acquired it.

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

        OEH's operations are subject to factors generally encountered in the hospitality industry, such as

  •
  cyclical downturns arising from changes in general and local economic conditions,

  •
  political instability of the governments of some countries where properties are located,

  •
  falling disposable income of consumers and the travelling public,

  •
  dependence on varying levels of tourism, business travel and corporate entertainment,

  •
  changes in popular travel patterns,

  •
  competition from other hotels and leisure time activities,

  •
  periodic local oversupply of guest accommodation, which may adversely affect occupancy rates and actual room rates achieved,

  •
  increases in operating costs due to inflation and other factors which may not be offset by increased revenues,

  •
  regional and local economic and political conditions affecting market demand, including recessions, civil disorder and acts of terrorism,

  •
  foreign exchange rate movements,

  •
  adverse weather conditions or destructive forces like fire or flooding, and

  •
  seasonality, in that many of OEH's hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

        The effect of these factors varies among the hotels and other properties because of their geographic diversity. In 2003, the SARS epidemic in Asia, for example, caused a reduction in passenger bookings on OEH's tourist train operating between Bangkok and Singapore and had a negative impact on travel to Australia and Tahiti. Although the SARS outbreak was contained, it is possible that the disease could re-emerge or another potential epidemic could occur. The occurrence of this or a similar event may have a negative impact on OEH's operations.

        In particular, international, regional and even domestic travel was disrupted as a result of terrorist attacks in the U.S. on September 11, 2001 and the subsequent military action in Afghanistan and Iraq. Demand for most of OEH's properties declined substantially in the latter part of 2001, and the effects of the disruption are continuing to be felt. For example, American leisure travellers seem more reluctant than in the past to go abroad, and booking lead-times by guests, travel agents and tour operators have shortened since September 11. Further acts of terrorism or a military action could again reduce leisure and business travel.

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

        Management intends to increase revenues and net income through acquisitions of new properties and expansion of existing ones. The success of this strategy depends on OEH's ability to identify suitable properties, to negotiate purchases or construction on satisfactory terms, to obtain the necessary financing and governmental permits, to build on schedule and with minimum disruption to guests, and to integrate new properties into OEH's operations. Also, the acquisition of properties in new geographic locations may present operating and marketing challenges that are different from those currently encountered in existing locations.

        OEH may develop new properties in the future. New project development is subject to such adverse factors as market or site deterioration after acquisition, inclement weather, construction delays, labor or materials shortages, work stoppages and the unavailability of construction and permanent financing. For example, the opening of the Westcliff Hotel was delayed by six months as actual construction took longer than planned.

        The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade existing properties, are capital intensive. Although actual amounts of capital expenditure could exceed estimates, current expansion plans call for the expenditure of up to an aggregate of $80,000,000 over the next few years to add keys or other facilities at existing properties, and current acquisition plans contemplate expenditure of about $50,000,000 per year for new properties which would be financed mainly by a suitable level of mortgage debt. The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions and expansions depend on prevailing market conditions and the acceptability of financing terms offered to OEH. There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund OEH's needs. Future equity financings may be dilutive to existing holders of OEH shares, and future debt financings may involve restrictive covenants limiting OEH's flexibility to operate its business.

        Currency fluctuations may materially adversely affect OEH's financial statements and operating margins because of the geographic diversity of its operations linked to foreign currencies. OEH financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both (i) translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar, and (ii) transaction risk, which is the risk that the currency of OEH's costs and liabilities fluctuates in relation to the currency of its revenue and assets, which fluctuation may adversely affect operating margins. With respect to translation risk, even though the fluctuations of currencies against the U.S. dollar can be substantial and therefore significantly impact comparisons with prior periods, the translation impact is a reporting consideration and does not affect the underlying results of operations, as transaction risk does. OEH tries to match foreign currency revenues and costs and assets and liabilities to provide a natural hedge against translation risks although this is not a perfect hedge. With respect to transaction risk, OEH may try to mitigate its exposure by entering into forward foreign exchange contracts from time to time. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk below.

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

        Also, since substantially all of OEH's long-term debt accrues interest at rates that fluctuate with prevailing interest rates, any increases in prevailing interest rates may increase interest payment obligations. From time to time OEH enters into hedging transactions in order to manage its floating interest rate exposure. See Item 7A—Quantitative and Qualitative Disclosures about Market Risk below.

OEH's Relationship with Sea Containers Ltd.

        Sea Containers Ltd. ("SCL"), a Bermuda company with shares listed on the New York Stock Exchange, currently owns about 42% of the Company's Class A and B common shares (excluding the

Class B shares owned by a Company subsidiary) having about 15% of the combined voting power of all outstanding Class A and B common shares of the Company. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below. SCL engages in four main businesses, namely (i) ferry transport operations primarily in and around Scandinavia and Britain, (ii) high speed passenger rail services in Britain, (iii) worldwide marine cargo container leasing primarily through its GE SeaCo joint venture with General Electric Capital Corporation and (iv) hotel and leisure operations through OEH. Until the initial public offering of the Company's Class A shares in August 2000, OEH was a wholly-owned subsidiary of SCL.

        At the time of the initial public offering, the Company and certain of its subsidiaries and SCL entered into agreements providing for the separation of their business operations and various ongoing relationships between the companies such as shared services and offices, tax matters and noncompetition. See Item 13—Certain Relationships and Related Transactions below.

        As a result of sales by the Company and SCL of the Company's common shares since the initial public offering, SCL currently owns less than a majority of the equity shares in the Company (disregarding the Company shares owned by its subsidiary) and holds less than majority voting power for most matters submitted to a vote of Company shareholders. Accordingly, SCL no longer has power to elect the Company's Board of Directors or otherwise to control OEH's business direction and policies. Of the seven directors on the Company's Board, only two are also directors and an officer of SCL. OEH has ceased to be a consolidated subsidiary of SCL and is accounted for in SCL's financial statements using the equity method of accounting.

        SCL has advised the Company that SCL plans to sell its remaining shares, depending on market conditions. The Company has filed a registration statement with the SEC, which was declared effective in February 2003, for sales by SCL from time to time, in one or more transactions, of any or all of its remaining common shares in the Company. In addition, on February 25, 2005, the Company filed a registration statement with the SEC for the sale by the Company of 4,000,000 newly-issued Class A common shares of the Company. See Note 17 to the Financial Statements. That registration statement also covers the secondary offering by SCL of 3,000,000 existing Class A shares of the Company that SCL owns. Future sales by SCL, or the perception these might occur, may adversely affect the market price of the Company's Class A shares, and the liquidity of the shares may be limited until SCL makes those sales.

        OEH has never guaranteed any debt of SCL. All former guarantees by SCL of OEH debt dating from before the Company's initial public offering have been terminated.

ITEM 2. Properties

        OEH owns 28 hotels, three European tourist trains, a cruiseship and five small French canalboats and two restaurants, and owns interests of 50% or less in ten hotels, its Scottish and Southeast Asian tourist trains and PeruRail, and a third restaurant, all as described in Item 1—Business above. The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise business are occupied under operating leases.

ITEM 3. Legal Proceedings

        There are no material legal proceedings, other than ordinary routine litigation incidental to OEH's business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4. Submission of Matters to a Vote of Security Holders

        The Company submitted no matter to a vote of its security holders during the fourth quarter of 2004.

PART II

ITEM  5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
                 Securities

        The Class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH. The Class B common shares of the Company are closely held and not listed. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The following table presents the quarterly high and low sales prices of a Class A common share in 2004 and 2003 as reported for New York Stock Exchange composite transactions:

	2004		2003
	High	Low	High	Low
First quarter	$19.79	$16.35	$13.50	$8.50
Second quarter	18.23	14.50	14.81	9.35
Third quarter	17.04	14.50	17.20	13.89
Fourth quarter	23.05	15.71	17.70	15.55

        The Company paid no cash dividends on its Class A and B common shares in 2003, and paid quarterly cash dividends at the rate of $0.025 per Class A and B common share in 2004.

        The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

        At February 28, 2005, the number of record holders of the Class A common shares of the Company was approximately 30.

        During 2004, the Company sold none of its common shares. Also during the fourth quarter of 2004, no purchases of the Company's common shares were made by or on behalf of the Company or any affiliated person.

ITEM 6. Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2004	2003		2002	2001	2000
	(In thousands except per share amounts)
Revenue	$357,284	$315,863		$279,268	$252,236	$267,459

Gain on sale of hotel asset	$—	$4,250	*	$—	$—	$—

Earnings from unconsolidated companies—net of tax	$9,084	$7,320		$8,471	$7,415	$8,536

Net earnings on class A and class B common shares	$28,222	$23,609		$25,294	$29,850	$39,965

Net earnings per class A and class B common share
Basic and diluted	$0.82	$0.76		$0.82	$0.97	$1.43

Total assets	$1,265,591	$1,169,226		$998,532	$836,251	$725,876

Long-term obligations	$583,706	$554,188		$459,016	$362,871	$276,773

Shareholders' equity	$544,990	$512,444		$426,482	$392,587	$378,717

Dividends per class A and class B common share	$0.10	$—		$—	$—	$—

*
The gain in 2003 related to the sale of the Hotel Quinta do Lago in Portugal.

See notes to consolidated financial statements (Item 8).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        OEH has two business segments: (1) hotels and restaurants and (2) tourist trains and cruises. Hotels currently consist of 32 deluxe hotels, excluding six Pansea Hotels to which OEH has made a convertible loan. Twenty-eight of these hotels are wholly or majority owned, and are referred to in this discussion as "owned hotels". The other four hotels, in which OEH has an equity interest and operates under management contracts, are referred to in this discussion as "hotel management interests". Of the owned hotels, twelve are located in Europe, six in North America and ten in the rest of the world. One of the hotels in Europe, the Hotel Caruso in Ravello, Italy is not currently operational as it is undergoing restoration and refurbishment for re-opening in mid-2005. In February 2005, OEH acquired the majority interest (93.5%) of the Grand Hotel Europe, St. Petersburg, Russia (see Note 17 to the Financial Statements).

        Also, OEH currently owns and operates the restaurants '21' Club in New York and La Cabaña in Buenos Aires, which opened in September 2003, and has a 49% interest in Harry's Bar in London (the "restaurants").

        OEH's tourist trains and cruises segment operates six tourist trains—three of which are owned and operated by OEH, two in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment—and a river cruiseship and five canalboats.

        Revenue per available room, or RevPAR, is a performance indicator used widely within the hotel industry as it is a function of the average daily room rate, or ADR, achieved for the rooms sold and average occupancy, being the rooms sold as a proportion of the rooms available to be sold. ADR on its own gives no indication of the relative occupancy of the hotel and could be shown as increasing while the number of rooms sold had fallen, resulting in a reduction in rooms revenue over a prior period.

        Following the terrorist attacks in the United States on September 11, 2001, as well as weakening national economies in 2001, OEH experienced a significant adverse impact on its business in common with other companies in the travel and hospitality sector. During 2002, the business showed some improving trends quarter on quarter. In the first half of 2003, however, with the prospect and then commencement of the Iraq War and the outbreak of the SARS epidemic, travel was further reduced with a consequential reduction in occupancy and OEH's profitability. In the second half of the year, business was generally better than in the first half, but RevPAR remained below pre-September 11 levels, primarily due to 15%-20% lower occupancy at the hotels compared to 2000 and 2001 occupancy (on a "comparable" or "same store" basis—see below). The improvement in business in the second half of 2003 was not sufficient to reverse the impact of the Iraq War and SARS on the results of the first half, leading to net earnings for 2003 at $23.6 million (including the $4.3 million gain on sale of the Hotel Quinta do Lago) being down from $25.3 million in 2002. The results for 2004 were much improved over 2003 with net earnings increasing from $19.4 million (excluding the gain on sale of the Hotel Quinta do Lago) to $28.2 million, an increase of 45%. This was principally driven by a same store RevPAR increase of 16% at OEH's owned hotels and a much improved performance in the tourist trains and cruises segment.

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

        Also, in November and December 2003, the Company issued and sold through underwriters 3,450,000 newly-issued class A common shares at $16 each, raising $51.9 million net of underwriters' fees and expenses. The proceeds from the sales of the hotel and new shares have been used to invest in other hotels and related assets and to fund expansion of some existing hotels as part of OEH's growth strategy outlined above.

        In 2004, 84% of OEH's revenue was derived from the hotels and restaurants segment and the remainder from the tourist trains and cruises segment. In the hotels and restaurants segment, 91% of revenue was from owned hotels, 7% from restaurants and 2% was from hotel management interests.

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

        Selling, general and administrative expenses include travel agents' commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management. Some of the central general and administrative expenses are provided under agreement with SCL. See Note 16 to the Financial Statements.

        Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and cruise boats.

        When OEH discusses results for a period on a "comparable" or "same store" basis, OEH is considering only the results of hotels owned and operating throughout the period mentioned and excluding the effect of any acquisitions, dispositions or major refurbishments.

Results of Operations

        OEH's operating results for years 2004, 2003 and 2002, expressed as a percentage of revenue, are as follows:

	Year ended December 31,
	2004	2003	2002
Revenue:
Hotels and restaurants	84%	85%	85%
Tourist trains and cruises	16	15	15

	100	100	100
Expenses:
Depreciation and amortization	8	8	7
Operating	49	50	49
Selling, general and administrative	32	32	31
Gain on sale of hotel asset	—	(1)	—
Net finance costs	5	5	7

Earnings before income taxes	6	6	6
Provision for income taxes	(1)	—	(1)
Earnings from unconsolidated companies	3	2	4

Net earnings as a percentage of revenue	8%	8%	9%

        Segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on hotel asset sale ("Segment EBITDA") for the years ended 2004, 2003 and 2002 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2004	2003	2002
EBITDA:
Owned Hotels:
Europe	$29.9	$32.8	$29.2
North America	15.0	11.1	11.1
Rest of the world	18.0	11.1	12.7
Hotel management interests	14.9	13.5	12.4
Restaurants	3.9	2.6	3.8
Tourist trains and cruises	13.0	6.0	8.3
Central overheads	(15.7)	(12.2)	(10.5)

Total segment EBITDA	$79.0	$64.9	$67.0

        The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Year ended December 31,
	2004	2003	2002
Segment net earnings	$28.2	$23.7	$25.2
Add:
Depreciation and amortization	28.4	25.3	19.5
Net finance costs	17.2	17.2	18.4
Provision for income taxes	2.6	1.0	2.3
Share of provision for income taxes of unconsolidated companies	2.6	2.0	1.6
Less:
Gain on sale of hotel	—	(4.3)	—

Segment EBITDA	$79.0	$64.9	$67.0

        Management evaluates the operating performance of OEH's segments on the basis of segment EBITDA and believes that segment EBITDA is a useful measure of operating performance because segment EBITDA is not affected by non-operating factors such as leverage and the historic cost of assets. EBITDA is a financial measure commonly used in OEH's industry. OEH's segment EBITDA, however, may not be comparable in all instances to EBITDA as disclosed by other companies. Segment EBITDA should not be considered as an alternative to earnings from operations or net earnings (as determined in accordance with U.S. generally accepted accounting principles) as a measure of OEH's operating performance, or as an alternative to net cash provided by operating, investing and financing activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of OEH's ability to meet cash needs.

        Operating information for OEH's owned hotels for the years ended December 31, 2004 and 2003 is as follows:

	Year ended December 31,
	2004	2003
Average Daily Rate (in dollars)
Europe	$626	$493
North America	322	314
Rest of World	247	228
Worldwide	366	340
Room nights Sold (in thousands)
Europe	108	139
North America	142	131
Rest of World	183	160

Worldwide	433	430
RevPAR (in dollars)
Europe	$342	$280
North America	217	200
Rest of World	136	107
Worldwide	214	184
			Change %
			Dollars	Local Currency
Comparable/Same Store RevPAR (in dollars)
Europe	$346	$307	13%	2%
North America	216	200	8%	8%
Rest of World	137	106	29%	18%
Worldwide	213	184	16%	8%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, despositions or major refurbishments.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Revenue

        Total revenue increased by $41.4 million, or 13%, from $315.9 million in 2003 to $357.3 million in 2004. Hotels and restaurants revenue increased by $29.3 million, or 11%, from $269.4 million in 2003 to $298.7 million in 2004, and the revenue from tourist trains and cruises increased by $12.2 million, or 26%, from $46.4 million in 2003 to $58.6 million in 2004.

        The increase in hotels and restaurants revenue consisted of the following:

  •
  $25.6 million attributable to owned hotels, or 10%, from $245.4 million in 2003 to $271.0 million in 2004,

  •
  an increase in revenue from hotel management interests of $0.8 million, or 12%, from $6.5 million in 2003 to $7.3 million in 2004, mainly due to improved results of the Peruvian hotels,

  •
  an increase in restaurants revenue of $2.8 million, or 16%, from $17.5 million in 2003 to $20.3 million in 2004, mainly due to an increase in revenue at the '21' Club of $2.1 million including additional corporate functions held at the restaurant.

        The increase in owned hotels revenue of $25.6 million is analyzed by region as follows:

        Europe.    Revenue increased by $0.2 million from $115.9 million in 2003 to $116.1 million in 2004. In the fourth quarter of 2003 OEH sold the Hotel Quinta do Lago. Revenue from the Hotel Quinta do Lago was $11.2 million in 2003 prior to its sale.

        On a same store basis in euros, RevPAR increased by 2% in 2004 over 2003 but when translated to U.S. dollars increased by 13%, as the euro was stronger against the dollar in 2004 compared to 2003. In local currency terms the Italian and French hotels performed much better in 2004 but the Portuguese hotels performed worse than in 2003.

        North America.    Revenue increased by $8.8 million, or 13%, from $66.6 million in 2003 to $75.4 million in 2004.

        On a same store basis, RevPAR in 2004 increased by 8% over 2003. This was largely due to an increase at the Maroma Resort and Spa following improvements made to the property including the opening of a new spa.

        Rest of the World.    Revenue increased by $16.6 million, or 26%, from $63.0 million in 2003 to $79.6 million in 2004.

        RevPAR increased by 18% in local currencies but increased by 29% in U.S. dollars. This strong performance was mainly due to the Copacabana Palace Hotel in Brazil and the Westcliff in Johannesburg as well as Bora Bora Lagoon Resort following its refurbishment.

Depreciation and Amortization

        Depreciation and amortization increased by $3.0 million, or 12%, from $25.3 million in 2003 to $28.3 million in 2004 primarily due to the effect of the relative weakness of the dollar in 2004 which led to the translation of depreciation on assets denominated in other currencies into higher dollar amounts and due to capital expenditure in 2003 and 2004.

Operating Expenses

        Operating expenses increased by $17.0 million, or 11%, from $158.6 million in 2003 to $175.6 million in 2004. This was primarily due to the improved occupancy in OEH's businesses in the year and translation of operating costs incurred in hotel currencies which were stronger against the U.S. dollar in 2004 compared to 2003.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased by $12.7 million, or 12%, from $101.8 million in 2003 to $114.5 million in 2004. The primary reason for this was the translation of selling, general and administrative costs incurred in local currencies.

Earnings from Operations before Net Finance Costs

        Earnings from operations increased by $4.4 million, or 13%, from $34.5 million in 2003 to $38.9 million in 2004. The earnings from operations in 2003 include a gain of $4.3 million on the sale of the Hotel Quinta do Lago during the year.

Net Finance Costs

        Net finance costs remained the same in 2004 as in 2003 at $17.2 million. As in 2003, OEH benefited from foreign exchange gains on euro cash balances.

Taxes on Income

        The provision for income taxes increased by $1.6 million, or 16%, from $1.0 million in 2003 to $2.6 million in 2004. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The increase of $1.6 million was due to increased profitability of these subsidiaries.

Earnings from Unconsolidated Companies

        Earnings from unconsolidated companies increased by $1.8 million, or 25%, from $7.3 million to $9.1 million, mainly due to increased earnings at its Peruvian joint ventures. Earnings from unconsolidated companies are presented net of tax.

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Revenue

        Total revenue increased by $36.6 million, or 13%, from $279.3 million in 2002 to $315.9 million in 2003. Hotels and restaurants revenue increased by $32.6 million, or 14%, from $236.8 million in 2002 to $269.4 million in 2003, and the revenue from tourist trains and cruises increased by $4.0 million, or 9%, from $42.4 million in 2002 to $46.4 million in 2003.

        The increase in hotels and restaurants revenue consisted of the following:

  •
  $32.0 million attributable to owned hotels, or 15%, from $213.4 million in 2002 to $245.4 million in 2003,

  •
  an increase in revenue from hotel management interests of $1.4 million, or 27%, from $5.1 million in 2002 to $6.5 million in 2003, and

  •
  a decrease in restaurants revenue of $0.7 million, or 4%, from $18.2 million in 2002 to $17.5 million in 2003 mainly due to a decline in revenue at the '21' Club of $1.1 million partly offset by revenue from La Cabana restaurant which opened in the third quarter of 2003 of $0.4 million.

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

Earnings from Operations before Net Finance Costs

        Earnings from operations decreased by $3.0 million, or 8%, from $37.5 million in 2002 to $34.5 million in 2003. The earnings from operations in 2003 include a gain of $4.25 million on the sale of the Hotel Quinta do Lago during the year.

Net Finance Costs

        Net finance costs decreased by $1.2 million, or 6%, from $18.4 million in 2002 to $17.2 million in 2003. This was mainly due to foreign exchange gains on euro cash balances held by OEH.

Taxes on Income

        The provision for income taxes decreased by $1.3 million, or 56%, from $2.3 million in 2002 to $1.0 million in 2003. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax. The decrease of $0.8 million was due to reduced profitability of these subsidiaries.

Earnings from Unconsolidated Companies

        Earnings from unconsolidated companies reduced by $1.2 million, or 14%, from $8.5 million in 2002 to $7.3 million in 2003.

Liquidity and Capital Resources

Working Capital

        OEH had cash and cash equivalents of $85.6 million at December 31, 2004, $4.3 million more than the $81.3 million at December 31, 2003. At December 31, 2004, there were undrawn amounts available to OEH under committed short-term lines of credit of $12.0 million ($35.8 million at December 31, 2003), bringing total cash availability at December 31, 2004 to $97.6 million.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of zero, a working capital decrease of $10.8 million from a surplus of $10.8 million at December 31, 2003.

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, management believes working capital is not the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities increased by $19.4 million to $52.6 million for the year ended December 31, 2004, from cash provided by operating activities of $33.2 million for the year ended December 31, 2003. The increase was partly attributable to an increase in net earnings (excluding the gain on the sale of the Hotel Quinta do Lago) of $8.9 million.

        Investing Activities.    Cash used in investing activities was $100.6 million for the year ended December 31, 2004, compared to $40.6 million for the year ended December 31, 2003, an increase of $60.0 million of which $38.1 million was due to reduced proceeds from asset sales compared to 2003 and $10.6 million was due to increased capital expenditure and $11.3 million to increased acquisitions and investments.

        Financing Activities.    Cash provided from financing activities for the year ended December 31, 2004 was $51.1 million as compared to cash provided from financing activities of $48.3 million for the year ended December 31, 2003, an increase of $2.8 million.

Capital Commitments

        There were $27.2 million of capital commitments outstanding as of December 31, 2004 mainly on investments in owned hotels.

Indebtedness

        At December 31, 2004, OEH had $583.7 million of consolidated long-term debt, including the current portion, collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 11 years with a weighted average interest rate of 4.18%. These financing agreements contain covenants that include limits on the property owning company's ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum debt to equity ratio. Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio. OEH is in full compliance with these covenants, and management believes they will not substantially limit OEH's ability to finance future acquisitions or capital expenditure plans. See Note 6 to the Financial Statements regarding the maturity of long-term debt.

        Approximately 52% of the outstanding principal was drawn in euros at December 31, 2004, and the balance primarily drawn in U.S. dollars. At December 31, 2004, 97% of borrowings of OEH were in floating interest rates.

Liquidity

        Management plans to invest over the next few years in the expansion of existing hotel properties consistent with its growth strategy, subject to market conditions. In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt collateralized on the properties, and the balance through available cash resources.

        Management expects to have available cash from operations and appropriate debt and other sources of financing sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for 2005 and later years.

        On February 25, 2005, the Company filed a registration statement with the SEC for the public offering in the United States through underwriters of 4,000,000 newly-issued class A common shares of the Company. Net proceeds from the offering are estimated at $94.8 million which OEH intends to use primarily for its general corporate purposes which may include funding capital expenditure at existing OEH properties or purchase of additional properties, funding OEH's working capital needs, or reducing OEH debt.

Contractual Obligations Summary

        The following table summarizes OEH's material known contractual obligations, excluding accounts payable and accrued liabilities, in 2005 and later years as of December 31, 2004 (dollars in millions).

	Year ended December 31,
	2005	2006- 2007	2008- 2009	Thereafter	Total
Working capital facilities	$42,920	$—	$—	$—	$42,920
Debt	43,329	237,749	253,390	32,544	567,012
Capital leases	2,916	3,821	3,488	6,469	16,694
Operating leases	922	764	353	155	2,194
Capital commitments	27,200	—	—	—	27,200

	$117,287	$242,334	$257,231	$39,168	$656,020

Off-Balance Sheet Arrangements

        OEH had no material off-balance sheet arrangements at December 31, 2004 other than those involving its equity investees reported in Notes 1(g), 2(c), 6(a) and 16 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 12 and 13.

Critical Accounting Policies and Estimates

        The preceding discussion and analysis of OEH's financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires OEH management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, OEH management evaluates these estimates. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the result of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. OEH management believes the following are OEH's most critical accounting policies and estimates.

Carrying values of long-lived assets and goodwill

        OEH management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value. If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", goodwill must be evaluated annually for impairment. The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. As of December 31, 2004 and 2003, OEH determined the carrying values of all its reporting units were less than their estimated fair values, indicating that there was no impairment of the recorded goodwill. To determine fair value, OEH relied on common industry valuation models, including multiples of earnings.

Depreciation

        Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings range from up to 60 years with a 10% residual value, and on machinery and other remaining assets from 5 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms.

Pensions

        OEH's primary pension plan is accounted for using actuarial valuations required by SFAS No. 87, "Employers' Accounting for Pensions". Management considers accounting for pensions critical to all of OEH's operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, long-term return on plan assets and mortality rates.

        Management believes that a 7% long-term return on plan assets in 2004 is reasonable despite the recent market volatility in which OEH's plan assets had gains of approximately 12% for the year ended December 31, 2004, 15% for the year ended December 31, 2003 and losses of approximately 25% for the year ended December 31, 2002. In determining the expected long-term rate of return on assets, management has evaluated input from OEH's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan is in the U.K. OEH's expected long-term rate of return is based on a planned asset allocation of 60% in equity investments and 40% in fixed income investments, with an expected combined long-term rate of return of 7%. OEH's actual asset allocation as of December 31, 2004 was in line with planned allocations.

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

        Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH's consolidated financial statements. Lowering the expected long-term rate of return on OEH's pension plan by 0.5% (from 7% to 6.5%) would have increased pension expense for fiscal 2004 by approximately $21,000. Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility. Management will evaluate the need for additional contributions in 2005 based on these factors. Management believes that the cash flows from OEH's operations will be sufficient to fund additional contributions, if any, to the plan.

Tax assets

        OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH's estimates of income that would likely be realized. If OEH's future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board issued SFAS No 123R, "Share-Based Payment", requiring employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005.    SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the impact of its adoption.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. OEH management assesses market risk based on changes in interest rates using a sensitivity analysis. If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,400,000 based on borrowings outstanding at December 31, 2004. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

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

        Ten of OEH's owned hotels in 2004 operated with currencies linked to the euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Mexican pesos, one in Botswanan pula, one in Brazilian reais and one in Peruvian nuevo soles. The Venice Simplon-Orient-Express, British Pullman and Northern Belle tourist trains operate primarily in British pounds sterling and currencies linked to the euro. OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

        OEH management uses a sensitivity analysis to assess the changes in the values of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against OEH's currency exposure. At December 31, 2004, as a result of this analysis, OEH management determined that the impact of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would not be material to OEH's net earnings.

        OEH's properties match foreign currency earnings and costs to provide a natural hedge against currency movements. In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH's revenues and costs translated into U.S. dollars can, from period to period, be materially affected. The gains or losses OEH has incurred from transactions denominated in foreign currencies have not been material.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

        We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 3, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

        We have audited management's assessment, in the accompanying Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures of this Form 10-K Annual Report, that Orient-Express Hotels Ltd. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York
March 3, 2005

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands)
Assets
Cash and cash equivalents	$85,610	$81,347
Accounts receivable, net of allowances of $1,027 and $976	34,984	28,060
Due from related parties	14,718	10,737
Prepaid expenses and other	11,914	11,717
Inventories	28,965	26,115

Total current assets	176,191	157,976
Property, plant and equipment, net of accumulated depreciation of $155,582 and $127,772	916,811	822,257
Investments	123,599	146,495
Goodwill	29,529	29,529
Other assets	19,461	12,969

	$1,265,591	$1,169,226

Liabilities and Shareholders' Equity
Working capital facilities	$42,920	$19,165
Accounts payable	23,839	18,830
Due to related parties	5,453	4,924
Accrued liabilities	37,288	40,409
Deferred revenue	20,493	12,617
Current portion of long-term debt and capital leases	46,245	51,271

Total current liabilities	176,238	147,216
Long-term debt and obligations under capital leases	537,461	502,917
Deferred income taxes	2,710	2,846

	716,409	652,979

Minority interest	4,192	3,803

Shareholders' equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—31,790,601	318	318
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	280,212	278,821
Retained earnings	277,281	252,484
Accumulated other comprehensive loss	(12,845)	(19,203)
Less: reduction due to class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	544,990	512,444

Commitments and contingencies

	$1,265,591	$1,169,226

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Revenue	$357,284	$315,863	$279,268

Expenses:
Depreciation and amortization	28,349	25,265	19,546
Operating	175,547	158,577	136,198
Selling, general and administrative	114,474	101,761	86,063

Total expenses	318,370	285,603	241,807

Gain on sale of hotel asset	—	4,250	—

Earnings from operations before net finance costs	38,914	34,510	37,461

Interest expense, net	(19,948)	(19,892)	(19,771)
Interest and related income	2,723	2,673	1,420

Net finance costs	(17,225)	(17,219)	(18,351)

Earnings before income taxes	21,689	17,291	19,110
Provision for income taxes	2,551	1,002	2,287

Earnings before earnings from unconsolidated companies	19,138	16,289	16,823
Earnings from unconsolidated companies net of tax	9,084	7,320	8,471

Net earnings on class A and B common shares	$28,222	$23,609	$25,294

Earnings per class A and B common share:
Basic and diluted	$0.82	$0.76	$0.82

Dividends per class A and class B common share	$0.10	$—	$—

See notes to consolidated financial statements

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$28,222	$23,609	$25,294

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,349	25,265	19,546
Undistributed earnings of affiliates	(3,588)	(2,275)	(2,142)
Other non-cash items	(1,054)	(234)	2,919
Gain from sale of hotel asset	—	(4,250)	—
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
(Increase)/decrease in accounts receivable, prepaid expenses and other	(9,220)	1,445	320
Increase in inventories	(1,208)	(1,172)	(2,699)
Increase/(decrease) in accounts payable, accrued liabilities, deferred revenue and other liabilities	11,064	(9,144)	(7,919)

Total adjustments	24,343	9,635	10,025

Net cash provided by operating activities	52,565	33,244	35,319

Cash flows from investing activities:
Capital expenditures	(65,104)	(54,450)	(56,857)
Acquisitions and investments, net of cash acquired	(38,479)	(27,225)	(62,094)
Proceeds from sale of fixed assets and other	3,003	1,504	—
Proceeds from sale of hotel asset	—	39,604	—

Net cash used in investing activities	(100,580)	(40,567)	(118,951)

Cash flows from financing activities:
Net proceeds from/(repayments of) working capital facilities and redrawable loans	21,336	(7,715)	15,036
Issuance of common shares (net)	—	51,893	—
Proceeds from long-term debt	88,226	68,236	84,134
Principal payments under long-term debt	(55,053)	(64,080)	(35,879)
Payment of common share dividends	(3,425)	—	—

Net cash provided by financing activities	51,084	48,334	63,291

Effect of exchange rate changes on cash	1,194	2,476	338

Net increase/(decrease) in cash and cash equivalents	4,263	43,487	(20,003)
Cash and cash equivalents at beginning of year	81,347	37,860	57,863

Cash and cash equivalents at end of year	$85,610	$81,347	$37,860

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Shareholders' Equity

	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held By A Subsidiary	Total Comprehensive Income
	(Dollars in thousands)
Balance, January 1, 2002	$—	$283	$205	$226,963	$203,581	$(38,264)	$(181)
Comprehensive income:
Net earnings on common shares for the year					25,294			$25,294
Other comprehensive income						8,601		8,601

								$33,895

Balance, December 31, 2002	—	283	205	226,963	228,875	(29,663)	(181)
Issuance of class A common shares in public offering, net of issuance costs		35		51,858
Comprehensive income:
Net earnings on common shares for the year					23,609			$23,609
Other comprehensive income						10,460		10,460

								$34,069

Balance, December 31, 2003	—	318	205	278,821	252,484	(19,203)	(181)
Stock based compensation				1,391
Dividends on common shares					(3,425)
Comprehensive income:
Net earnings on common shares for the year					28,222			$28,222
Other comprehensive income						6,358		6,358

								$34,580

Balance, December 31, 2004	$—	$318	$205	$280,212	$277,281	$(12,845)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Summary of significant accounting policies and basis of presentation

(a) Business

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At December 31, 2004, Sea Containers Ltd., a Bermuda company ("SCL"), owned 42% of the equity shares in the Company.

        At December 31, 2004, OEH owned or invested in 37 deluxe hotels and resorts located in the United States, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, three restaurants in London, New York and Buenos Aires, six tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma and five canalboats in France. See Note 17 regarding the purchase of an additional hotel in February 2005.

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

        The consolidated financial statements include an allocation of certain general corporate administrative expenses from SCL which are provided under a shared services agreement with SCL. In the opinion of management, general corporate administrative expenses have been allocated to OEH on a reasonable and consistent basis using management's estimate of services provided by SCL. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had OEH not been operating under a shared services agreement during the periods presented. Therefore, the financial information included herein may not necessarily reflect the consolidated results of operations, financial position and cash flows of OEH had OEH been a separate stand-alone entity for the years presented.

        Certain items in 2003 and 2002 have been reclassified to conform to the current year's presentation.

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

(d) Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates include, among others, the allowance for doubtful accounts, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes and contingencies. Actual results may differ from those estimates.

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

(g) Earnings from unconsolidated companies

        Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $8,165,000 in 2004 (2003—$7,080,000, 2002—$7,892,000).

(h) Marketing costs

        Marketing costs are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $26,780,000 in 2004 (2003—$24,783,000, 2002—$20,091,000).

(i) Interest expense, net

        OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $1,708,000 in 2004 (2003—$1,795,000, 2002—$1,271,000).

(j) Interest and related income

        Interest and related income consists entirely of foreign currency exchange transaction gains of $2,723,000 in 2004 (2003—$2,673,000, 2002—$1,420,000).

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

(l) Earnings per share

        Basic earnings per share exclude dilution and are computed by dividing net earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period. The number of shares used in computing basic earnings per share was 34,250,000 for the year ended December 31, 2004 (2003—31,139,000, 2002—30,800,000). The number of shares used in computing diluted earnings per share was 34,367,000 for the year ended December 31, 2004 (2003—31,152,000, 2002—30,858,000).

        The following table is a reconciliation of the net earnings and per share amounts used in the calculation of basic earnings per share and diluted earnings per share (dollars in thousands, except per share amounts):

	Net Earnings	Number of Shares	Per Share Amount
Year ended December 31, 2004:
Basic earnings per share	$28,222	34,250	$0.82
Effect of dilutive stock options	—	117	—
Diluted earnings per share	$28,222	34,367	$0.82
Year ended December 31, 2003:
Basic earnings per share	$23,609	31,139	$0.76
Effect of dilutive stock options	—	13	—
Diluted earnings per share	$23,609	31,152	$0.76
Year ended December 31, 2002:
Basic earnings per share	$25,294	30,800	$0.82
Effect of dilutive stock options	—	58	—
Diluted earnings per share	$25,294	30,858	$0.82

(m) Inventories

        Inventories include food, beverages, certain operating stocks and retail goods. Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(n) Property, plant and equipment, net

        Property, plant and equipment, net are stated at cost less accumulated depreciation. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

        Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 50 years
Furniture, fixtures and equipment	5-25 years
River cruiseship and canalboats	25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

(o) Impairment of long-lived assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", OEH management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In the event that an impairment occurs, OEH records a charge to income calculated as the excess of the asset's carrying value over the estimated fair value.

(p) Investments

        Investments include equity interests in and advances to unconsolidated companies.

(q) Goodwill

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill must be evaluated annually to determine impairment. Goodwill is not amortized.

        The goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Impairment testing is performed annually at year end. At December 31, 2004, there was no impairment.

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

(t) Recent accounting pronouncements

        In December 2004, the FASB issued SFAS No 123R, "Share-Based Payment", requiring employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005.    SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the impact of its adaption.

2.     Significant acquisitions, dispositions and investments

(a) Acquisitions

2004 Acquisitions:

        Effective November 1, 2004, OEH acquired El Encanto Hotel and Garden Villas in Santa Barbara, California for $26,000,000 paid in cash. Part of the purchase price was financed with a bank loan. The entire purchase price was allocated to tangible fixed assets, primarily land, based on their fair value.

        Also in November 2004, OEH entered into an agreement to acquire the Royal Scotsman luxury tourist train. OEH expects to purchase 50% ownership of the Royal Scotsman in April 2005 and the balance will be acquired on an earn-out basis at a multiple of 5.5 times EBITDA (as defined in the purchase agreement) in three years. The initial 50% is being acquired for approximately $2,700,000 (including assumption of 50% of debt) and the balance will depend on earnings.

        On May 25, 2004, OEH acquired a 50% interest in a luxury French canal and river cruise business called Afloat in France. Also as part of this transaction OEH acquired the five canalboats operated in the business. The total investment was $3,000,000 paid in cash.

        On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia. Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company's shares. As of December 31, 2004, OEH had provided $4,625,000 in loans to Pansea which are recorded in other assets. The conversion price of the loans is determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement). OEH is not managing the hotels but is marketing them along with its other properties.

2003 Acquisitions:

        In April 2003, OEH acquired a 50% interest in the Hotel Ritz in Madrid, Spain, through a 50%/50% joint venture with a Spanish real estate investment company. The purchase price of the hotel was $135,000,000, and each joint venture partner contributed $22,000,000 with the balance financed by bank loans. In addition to its interest in the hotel, OEH acquired the exclusive long-term management contract of the hotel. This investment is accounted for under the equity method of accounting.

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

(b) Dispositions

        In November 2003, but effective at the beginning of the fourth quarter, OEH sold the Hotel Quinta do Lago in the Algarve region of Portugal at a price of $40,000,000 received in cash, which resulted in a gain of approximately $4,250,000 (or $0.14 per share).

(c) Investments

        Investments represent equity interests of 50% or less and in which OEH exerts significant influence. OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

        OEH's investments in and loans and advances to unconsolidated companies amounted to $123,599,000 at December 31, 2004 (2003—$146,495,000, 2002—$85,159,000). OEH's earnings from unconsolidated companies were $9,084,000 in 2004 (2003—$7,320,000, 2002—$8,471,000), and OEH received no dividends in 2004, 2003 or 2002 from these investments. See Note 16.

        Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2004	2003
Current assets	$39,993	$42,172
Property, plant and equipment, net	357,949	279,298
Other assets	5,469	4,472

Total assets	$403,411	$325,942

Current liabilities	$41,290	$43,538
Long-term debt	216,251	144,251
Other liabilities	79,403	71,351
Total shareholders' equity	66,467	66,802

Total liabilities and shareholders' equity	$403,411	$325,942

	Year ended December 31,
	2004	2003	2002
Revenue	$135,250	$110,952	$91,823

Earnings from operations before net finance costs	$16,467	$13,953	$10,837

Net loss	$(4,767)	$(1,282)	$(3,002)

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

3.     Property, plant and equipment, net

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2004	2003
Land and buildings	$769,951	$678,683
Machinery and equipment	149,191	135,584
Fixtures, fittings and office equipment	134,935	119,191
River cruiseship and canalboats	18,316	16,571

	1,072,393	950,029
Less: accumulated depreciation	(155,582)	(127,772)

	$916,811	$822,257

        The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2004	2003
Freehold and leased land and buildings	$14,612	$14,080
Machinery and equipment	2,410	1,964
Fixtures, fittings and office equipment	4,886	4,229

	21,908	20,273
Less: accumulated depreciation	(2,591)	(1,626)

	$19,317	$18,647

4.     Goodwill

        As of December 31, 2004 and 2003, OEH determined the carrying value of all its reporting units were less than their estimated fair values, indicating that there was no impairment of the recorded goodwill.

        The Company's goodwill consists of $700,000 related to the trains and cruises business segment and $28,829,000 related to the hotels and restaurants business segment. There was no change in the carrying amount of goodwill for the year ended December 31, 2004.

5.     Working capital facilities

        Working capital facilities are comprised of the following, all repayable within one year (dollars in thousands):

	December 31
	2004	2003
Unsecured working capital facilities, with a weighted average interest rate of 4.59% and 7.43%, respectively	$42,920	$19,165

        OEH had approximately $55,000,000 of working capital lines of credit at December 31, 2004 (2003—$55,000,000) issued by various financial institutions and having various expiration dates, of which $12,000,000 was undrawn (2003—$35,835,000).

6.     Long-term debt and obligations under capital leases

(a) Long-term debt

        Long-term debt consists of the following (dollars in thousands):

	December 31,
	2004	2003
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 4.18% and 3.74%, respectively, primarily based on LIBOR	$567,012	$530,003
Loan secured by river cruiseship payable over 4 years, with a weighted interest rate of 2.78% based on LIBOR	—	3,000
Obligations under capital lease (see Note 6(b))	16,694	21,185

	583,706	554,188
Less: current portion	46,245	51,271

	$537,461	$502,917

        Certain credit agreements of OEH have restrictive covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility borrowed during 2004 and secured by three of OEH's Italian hotels. At December 31, 2004, OEH was in compliance with all of its restrictive covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

        The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2004 (dollars in thousands):

Year ending December 31,
2005	$43,329
2006	134,446
2007	103,303
2008	208,887
2010	44,503
2010 and thereafter	32,544

$567,012

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

        OEH has guaranteed, through 2011, $12,184,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment and, through 2005, $4,413,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions. OEH has guaranteed, through 2005, $3,000,000 of the debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. OEH has guaranteed, through 2005, a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment. All of these guarantees were in place before December 31, 2002.

(b)    Obligations under capital leases

        The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2004 (dollars in thousands):

Year ending December 31,
2005	$3,692
2006	2,620
2007	2,376
2008	2,308
2009	2,129
2010 and thereafter	6,993

Minimum lease payments	20,118
Less: amount of interest contained in above payments	3,424

Present value of minimum lease payments	16,694
Less: current portion	2,916

$13,778

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

        The significant weighted-average assumptions used to determine net periodic costs during the year are as follows:

	Year ended December 31,
	2004	2003	2002
Discount rate	5.4%	5.4%	5.6%
Assumed rates of compensation increases	3.0%	3.0%	2.6%
Expected long-term rate of return on plan assets	7.0%	7.0%	6.5%

        The significant weighted-average assumptions used to determine benefit obligations at year end are as follows:

	December 31,
	2004	2003
Discount rate	5.30%	5.60%
Assumed rate of compensation increases	3.25%	3.00%

        The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

        In determining the expected long-term rate of return on assets, management has evaluated information from OEH's actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The returns projected are based on broad equity and bond indices, including fixed interest rate U.K. gilts of long-term duration. OEH's expected long-term rate of return is based on an asset allocation of 61.2% in equity investments, 38.8% in fixed income investments.

        The weighted-average asset allocations of OEH's pension plan as of December 31, 2004 and 2003 by asset category as a percentage of plan assets are as follows:

	Year ended December 31,
Asset Category
	2004	2003
Equity securities	61.2%	60.4%
Fixed income investments	38.8%	39.6%

Total	100.0%	100.0%

        The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$6,977	$5,158
Service cost	780	520
Interest cost	448	353
Plan participants' contributions	280	228
Actuarial loss/(gain)	4,986	38
Benefits paid	(329)	—
Foreign currency translation	811	680

Benefit obligation at end of year	13,953	6,977

Change in plan assets:
Fair value of plan assets at beginning of year	5,823	3,613
Actual return on plan assets	463	579
Employer contributions	772	848
Plan participants' contributions	280	228
Transferred-in assets	—	—
Benefits paid	(329)	—
Foreign currency translation	531	555

Fair value of plan assets at end of year	7,540	5,823

Funded status	(6,413)	(1,154)
Unrecognized net actuarial loss	6,697	3,360

Net amount recognized	$284	$2,206

        Included in actuarial loss/(gain) are amounts attributable to OEH employees as a result of individual OEH employee benefit obligations transferred from the SCL defined benefit pension plan referred to above.

        Amounts recognized in the consolidated balance sheets consist of the following (dollars in thousands):

	Year ended December 31,
	2004	2003
Prepaid benefit cost	$284	$362
Accrued benefit cost	—	(460)
Accumulated other comprehensive loss	—	2,304

Net amount recognized	$284	$2,206

        At December 31, 2003, the accumulated benefit obligation was in excess of plan assets under the SCL defined benefit pension plan referred to above. The following table details certain information with respect to OEH's pension plan as follows (dollars in thousands):

	Year ended December 31,
	2004	2003
Projected benefit obligation	$13,953	$6,057

Accumulated benefit obligation	$7,359	$5,218

Fair value of plan assets	$7,540	$4,758

        The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Service cost	$780	$520	$425
Interest cost on projected benefit obligation	448	353	270
Expected return on assets	(362)	(274)	(264)
Net amortization and deferrals	5	92	95

Net periodic benefit cost	$871	$691	$526

        Additional information about OEH's pension plan is as follows (dollars in thousands):

	Year ended December 31,
	2004	2003
Decrease/(increase) in minimum pension liability (net of tax) in other comprehensive income	$1,613	$(159)

        OEH expects to contribute $833,000 to its pension plan in 2005. At December 31, 2004, there were no members receiving benefits from the plan. The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,
2005	$—
2006	3
2007	44
2008	44
2009	52
2010-2014	784

$927

8.     Income taxes

        The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2004
	Current	Deferred	Total
United States	$310	$538	$848
Other	4,278	(2,575)	1,703

	$4,588	$(2,037)	$2,551

	Year ended December 31, 2003
	Current	Deferred	Total
United States	$(294)	$(146)	$(440)
Other	3,445	(2,003)	1,442

	$3,151	$(2,149)	$1,002

	Year ended December 31, 2002
	Current	Deferred	Total
United States	$777	$1,204	$1,981
Other	2,233	(1,927)	306

	$3,010	$(723)	$2,287

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	December 31,
	2004	2003
Gross deferred tax assets (operating loss carryforwards)	$64,493	$71,467
Less: valuation allowance	(31,996)	(39,886)

Net deferred tax assets	32,497	31,581
Deferred tax liabilities	(35,207)	(34,427)

Net deferred tax liabilities	$(2,710)	$(2,846)

        The deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is $196,299,000. Of this amount, $59,168,000 will expire in the five years ending December 31, 2009, and a further $9,574,000 will expire in the five years ending December 31, 2014. The remaining losses of $127,557,000 will expire after December 31, 2014 or have no expiry date.

        A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized. The decrease in the valuation allowance from December 31, 2003 to December 31, 2004 of $7,890,000 reflects, among other things, the fact that management now believes that certain deferred tax assets in respect of the U.S. and Italian operations are more likely than not to be realized.

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

	Year ended December 31,
	2004	2003	2002
Tax sharing agreement	$(92)	$(1,973)	$(1,973)

9.     Supplemental cash flow information

	Year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash paid for:
Interest	$21,436	$19,714	$19,920

Income taxes	$4,071	$3,411	$5,097

Non-cash investing and financing activities:

        In conjunction with certain acquisitions in 2004, 2003 and 2002 (see Note 2(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Fair value of assets acquired	$30,146	$50,611	$73,166
Cash paid	(29,670)	(22,000)	(47,500)

Liabilities assumed	$476	$28,611	$25,666

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

(d)    Acquired shares

        Included in shareholders' equity is a reduction for 18,044,478 class B common shares of the Company that a subsidiary of the Company acquired from SCL in July 2002 under an agreement with SCL dating from July 2000. Consistent with the overall presentation of the capital structure in the financial statements, the Company has given effect to the terms and conditions of that agreement as if the agreement had been consummated from the beginning of the earliest year presented. As a result, a total of 18,044,478 class B common shares are deemed to be owned by the Company subsidiary at December 31, 2004 and 2003. Under applicable Bermuda law, these shares are outstanding and may be voted although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(e)    Preferred shares

        The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement. See Note 10(c).

11.   Employee stock option plans

        Under the Company's 2000 and 2004 stock option plans, options to purchase up to 750,000 and 500,000, respectively, class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2004, 737,000 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 47 persons, and 87,000 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 34 persons.

        Transactions under the plans have been as follows:

	Year ended December 31, 2004
	Shares	Option Price
Outstanding at beginning of period	676,000	$13.00-$19.00
Granted	150,000	$14.70
Terminated	(2,000)	$13.40
Exercised	—

Outstanding at end of period	824,000	$13.00-$19.00

Exercisable at end of period	271,500

	Year ended December 31, 2003
	Shares	Option Price
Outstanding at beginning of period	573,000	$13.00-$19.00
Granted	103,000	$13.40-$17.09
Terminated	—
Exercised	—

Outstanding at end of period	676,000	$13.00-$19.00

Exercisable at end of period	260,000	$19.00

	Year ended December 31, 2002
	Shares	Option Price
Outstanding at beginning of period	546,500	$19.00
Granted	301,500	$13.00-£13.06
Terminated	(275,000)	$19.00
Exercised	—

Outstanding at end of period	573,000	$13.00-$19.00

Exercisable at end of period	—

        The options outstanding at December 31, 2004, were as follows:

			Weighted Average of
	Number of Shares
				Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
Range of Exercise Prices	Outstanding at 12/31/2004	Exercisable at 12/31/2004	Remaining Contractual Lives
$13.00	30,000	—	7.8	$13.00	—
$13.06	271,500	—	7.8	$13.06	—
$13.40	98,000	—	8.4	$13.40	—
$14.70	150,000	—	9.6	$14.70	—
$17.09	3,000	—	8.8	$17.09	—
$19.00	11,500	11,500	6.2	$19.00	$19.00
$19.00	260,000	260,000	5.6	$19.00	$19.00

	824,000	271,500

        As discussed in Note 1(e), OEH accounts for its stock-based compensation plans under APB Opinion No. 25. Had compensation cost for the Company's stock option plans been determined based on fair values as of the dates of grant, OEH's net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Net earnings:
As reported on common shares	$28,222	$23,609	$25,294
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,514	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(897)	(1,040)	(382)

Pro forma	$28,839	$22,569	$24,912

Basic and diluted earnings per share:
As reported	$0.82	$0.76	$0.82

Pro forma	$0.80	$0.72	$0.81

        The pro forma figures in the preceding table may not be representative of amounts in future years.

        Estimates of fair values of stock options on the grant dates using the Black-Scholes option pricing model are based on the following assumptions:

	As of and for year ended December 31,
	2004	2003	2002
Expected share price volatility	46.33%	51.68%	40.34%
Risk-free interest rate	4.01%	2.25%	2.78%
Expected annual dividends per share	$0.10	None	None
Expected life of stock options	5 years	5 years	5 years
Weighted average fair value	$6.70	$6.27	$5.64

12.   Commitments and contingencies

        Outstanding contracts to purchase fixed assets were approximately $27,200,000 at December 31, 2004 (2003—$11,200,000).

        Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,
2005	$922
2006	507
2007	257
2008	194
2009	159
2010 and thereafter	155

$2,194

        Rental expense for the year ended December 31, 2004 amounted to $1,716,000 (2003—$1,366,000, 2002—$1,108,000).

        Under the agreement to acquire the Royal Scotsman (see Note 2(a)), OEH has an option exercisable in April 2005 to purchase 50% of the outstanding shares of the train-owning company at a multiple of EBITDA less existing debt (as defined in the agreement). OEH also has an option exercisable in December 2007 to acquire the remaining 50% of the outstanding shares at a multiple of EBITDA less existing debt (as defined in the agreement). In the event that OEH does not exercise these options, the existing shareholders have the option to sell the related shares to OEH for £1,400,000 ($2,700,000) and £2,100,000 ($4,000,000), respectively. At December 31, 2004, the fair value of this contract was approximately zero.

        Pursuant to the terms of its investment in the Afloat in France business (see Note 2(a)), OEH purchased an option to acquire the remaining shares in the business, which is exercisable effective in May 2009. Prior to that date, the other shareholders have the right to sell their shares in the business to OEH. Both options have the same exercise prices, which are determined at a multiple of EBITDA less existing debt (as defined in the agreement) during the exercise periods. The exercise price of each option approximates the fair value of the shares at December 31, 2004.

        Pursuant to the terms of its investment in the Pansea Hotel group (see Note 2(a)), OEH paid $1,400,000, which is recorded in other assets, for options exercisable after three to five years to acquire all of the holding company's shares. The existing shareholders also have the right to sell their shares to OEH after five years. These options have the same exercise prices, which are determined at a multiple of EBITDA less existing debt (as defined in the agreement) during the exercise periods. The exercise price of the options approximates the fair value of the shares at December 31, 2004.

13.   Derivative financial instruments

        OEH is exposed to interest rate risk on its floating rate debt and has entered into interest rate cap agreements that limit such exposure to a certain level. These agreements have been designated and have qualified as cash flow hedges of the benchmark interest rate risk related to the floating rate debt. Considering that the cap agreements have the same profile as the respective hedged debt instruments, they are expected to be and have been highly effective and, therefore, no ineffectiveness has been recognized in earnings and no component of the derivative instruments was excluded from the assessment of hedge effectiveness.

        At December 31, 2004 and 2003, the fair values of the outstanding interest rate caps were accounted for as other assets at $124,000 and $524,000, respectively.

        The amounts in accumulated other comprehensive income, a $209,000 loss at December 31, 2004, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged interest expense on the debt is recorded). Of the existing losses at December 31, 2004, approximately $210,000 will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during 2004 and OEH does not hold derivatives other than for hedging purposes.

        In December 2003, OEH entered into an interest rate swap to hedge its exposure to interest rate movements in a loan for a notional amount of €9,466,700 ($12,900,000). The fair value of the swap was $630,000 negative and $142,800 negative at December 31, 2004 and 2003, respectively, and recorded in accrued liabilities. Changes in the fair value of this swap are recorded to interest expense as OEH elected not to apply hedge accounting for this transaction.

14.   Other comprehensive income/(loss)

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	Year ended December 31,
	2004	2003
Foreign currency translation adjustments	$(12,636)	$(17,682)
Derivative financial instruments	(209)	92
Minimum pension liability, net of tax	—	(1,613)

	$(12,845)	$(19,203)

        The components of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31
	2004	2003	2002
Net earnings on common shares	$28,222	$23,609	$25,294
Foreign currency translation adjustments	5,046	10,465	8,361
Change in fair value of derivatives	(301)	102	(10)
Reclassification adjustment for losses included in net earnings	—	—	1,756
Additional minimum pension liability, net of tax	1,613	(107)	(1,506)

Comprehensive income	$34,580	$34,069	$33,895

15.   Information concerning financial reporting for segments and operations in different geographical areas

        OEH's segment information has been prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". OEH's operations are organized along service lines as two segments, (i) hotels and restaurants and (ii) tourist trains and cruises, and are grouped into various geographical regions. Hotels at December 31, 2004 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, restaurants are located in London, New York and Buenos Aires, tourist trains operate in Europe, Southeast Asia and Peru, and a river cruiseship operates in Burma and five canalboats in France. Segment performance is evaluated based upon segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on hotel asset sale ("segment EBITDA"). Segment information is presented in accordance with the accounting policies described in Note 1.

        Financial information regarding these business segments is as follows (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue:
Hotels and restaurants
Owned hotels—Europe	$116,074	$115,884	$99,939
—North America	75,376	66,564	58,801
—Rest of World	79,576	62,989	54,725
Hotel management/part ownership interests	7,344	6,495	5,104
Restaurants	20,339	17,510	18,240

	298,709	269,442	236,809
Tourist trains and cruises	58,575	46,421	42,459

	$357,284	$315,863	$279,268

Depreciation and amortization:
Hotels and restaurants
Owned hotels—Europe	$9,954	$8,420	$6,543
—North America	6,536	6,249	4,433
—Rest of World	7,755	6,888	5,481
Restaurants	757	595	512

	25,002	22,152	16,969
Tourist trains and cruises	3,347	3,113	2,577

	$28,349	$25,265	$19,546

Segment EBITDA:
Owned hotels—Europe	$29,868	$32,789	$29,170
—North America	14,951	11,097	11,149
—Rest of World	18,051	11,077	12,696
Hotel management/part ownership interests	14,885	13,474	12,408
Restaurants	3,911	2,616	3,779
Tourist trains and cruises	13,057	5,984	8,348
Central overheads	(15,707)	(12,157)	(10,509)

	$79,016	$64,880	$67,041

	Year ended December 31,
	2004	2003	2002
Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$79,016	$64,880	$67,041
Add:
Gain on sale of hotel asset	—	4,250	—
Less
Depreciation and amortization	28,349	25,265	19,546
Net finance costs	17,225	17,219	18,351
Provision for income taxes	2,551	1,002	2,287
Share of provision for income taxes of unconsolidated companies	2,669	2,035	1,563

Net earnings	$28,222	$23,609	$25,294

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$6,437	$6,979	$7,310
Restaurants	223	85	(125)

	6,660	7,064	7,185
Tourist trains and cruises	2,424	256	1,286

	$9,084	$7,320	$8,471

Capital expenditure:
Hotels and restaurants
Owned hotels—Europe	$32,643	$16,827	$16,712
—North America	14,177	19,928	23,601
—Rest of World	15,214	13,213	12,350
Restaurants	694	801	2,313

	62,728	50,769	54,976
Tourist trains and cruises	2,376	3,681	1,881

	$65,104	$54,450	$56,857

	December 31,
	2004	2003
Identifiable assets:
Hotels and restaurants
Owned hotels—Europe	$415,791	$411,818
—North America	296,704	230,956
—Rest of World	307,155	316,532
Hotel management/part ownership interests	103,184	81,159
Restaurants	43,024	37,543

	1,165,858	1,078,008
Tourist trains and cruises	99,733	91,218

	$1,265,591	$1,169,226

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue:
Europe	$169,788	$157,632	$137,179
North America	98,244	87,341	80,873
Rest of World	89,252	70,890	61,216

	$357,284	$315,863	$279,268

	December 31,
	2004	2003
Long-lived assets at book value:
Europe	$431,663	$412,246
North America	331,544	276,070
Rest of World	306,732	309,965

	$1,069,939	$998,281

        Long-lived assets at book value constitute the following (dollars in thousands):

	December 31,
	2004	2003
Property, plant and equipment	$916,811	$822,257
Investments	123,599	146,495
Goodwill	29,529	29,529

	$1,069,939	$998,281

16.   Related party transactions

        For the year ended December 31, 2004, OEH paid subsidiaries of SCL $5,330,000 (2003-$4,631,000, 2002-$5,899,000) for the provision of various services provided under a shared services agreement between OEH and SCL. These amounts have been settled in accordance with the shared services agreement and are included in selling, general and administrative expenses.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the year ended December 31, 2004, OEH earned $3,943,000 (2003—$3,917,000, 2002—$4,087,000) in management fees which are recorded in revenue, and $8,165,000 (2003—$7,080,000, 2002—$7,892,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies. These loans have an indefinite maturity period and bear interest at a spread over LIBOR.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50%/50% joint venture with local Peruvian interests, as well as the 50%-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2004, OEH earned management and guarantee fees of $4,337,000 (2003—$1,940,000, 2002—$1,167,000), and loan interest of $104,000 (2003—$297,000, 2002—$330,000) which is recorded in earnings from unconsolidated companies. At December 31, 2004, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company's investments in Peru were in place prior to December 31, 2002.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest in April 2003 (see Note 2) and is accounted for under the equity method. For the year ended December 31, 2004, OEH earned $969,000 (2003—$1,069,000) in management fees, which are included in revenue.

        OEH has granted to James Sherwood, Chairman and a director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs.

17.   Subsequent events (unaudited)

        On February 10, 2005, OEH announced that it had acquired a 93.5% interest in, and full management and operational control of, the 301-room Grand Hotel Europe in St Petersburg, Russia. The total investment in this property over three years is expected to approximate $125,000,0000, including the total purchase price and subsequent refurbishment. Financing for the investment, in the amount of $65,000,000, was provided by the International Finance Corporation and a syndicate of banks.

        On February 25, 2005, the Company filed a registration statement with the SEC for the public offering in the United States through underwriters of 4,000,000 newly-issued class A common shares of the Company. Net proceeds from the offering are estimated at $94,800,000 which OEH intends to use primarily for its general corporate purposes which may include funding capital expenditure at existing OEH properties, or purchase of additional properties, funding OEH's working capital needs, or reducing OEH debt.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2004
Revenue	$92,889	$100,025	$100,536	$63,834

Earnings/(losses) before net finance costs	$9,511	$15,807	$16,529	$(2,933)
Net finance costs	(2,618)	(4,751)	(4,876)	(4,980)

Earnings/(losses) before income taxes	6,893	11,056	11,653	(7,913)
Provision for/(benefit from) income taxes	(1,316)	2,504	2,375	(1,012)
Earnings from unconsolidated companies net of tax	213	2,943	3,633	2,295

Net earnings/(losses) on class A and B common shares	$8,422	$11,495	$12,911	$(4,606)

Net earnings/(losses) per class A and B common share:
Basic and diluted	$0.25	$0.34	$0.38	$(0.13)

Dividends per class A and B common share	$0.025	$0.025	$0.025	$0.025

2003
Revenue	$77,708	$88,492	$89,254	$60,409

Gain on sale of hotel asset	$4,250	$—	$—	$—

Earnings before net finance costs	$8,818	$11,697	$13,274	$721
Net finance costs	(2,919)	(4,600)	(4,729)	(4,971)

Earnings/(losses) before income taxes	5,899	7,097	8,545	(4,250)
Provision for/(benefit from) income taxes	(1,530)	1,308	1,824	(600)
Earnings from unconsolidated companies net of tax	1,189	2,391	2,698	1,042

Net earnings/(losses) on class A and B common shares	$8,618	$8,180	$9,419	$(2,608)

Net earnings/(losses) per class A and B common share
Basic and diluted	$0.27	$0.27	$0.31	$(0.08)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A. Controls and Procedures

  Disclosure Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of OEH's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2004 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.

  Report on Internal Control over Financial Reporting

        OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)). OEH's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of OEH's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that OEH's internal control over financial reporting is effective as of December 31, 2004. Deloitte & Touche LLP, OEH's independent auditor (a registered public accounting firm), issued an attestation report on management's assessment of OEH's internal control over financial reporting, which appears in Item 8—Financial Statements above.

  Changes in Internal Control

        There have been no changes in OEH's internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, OEH's internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met, such as prevention and detection of misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, for example. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. Other Information

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Directors

        The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 62	Senior Counsel (retired) of Appleby Spurling Hunter (attorneys)	1994
James B. Hurlock, 71	Partner (retired) of White & Case LLP (attorneys)	2000
J. Robert Lovejoy, 60	Senior Managing Director of Ripplewood Holdings LLC (a private equity investment firm)	2000
Daniel J. O'Sullivan, 66	Senior Vice President—Finance (retired) of SCL	1997
Georg R. Rafael, 67	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 71	Chairman of the Company	1994
Simon M.C. Sherwood, 44	President of the Company	1994

        The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

        Mr. Campbell, who is also a director of SCL, was a member of Appleby Spurling Hunter until March 1999 and retired as Senior Counsel in July 2003. Mr. Campbell is a non-executive director and Chairman of the Risk and Audit Committee of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.

        Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000. He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.

        Mr. Lovejoy, prior to joining Ripplewood in 2000, was a Managing Director of Lazard Freres & Co. LLC and a General Partner of Lazard's predecessor partnership for over 15 years.

        Mr. O'Sullivan held senior financial and accounting positions with SCL and its predecessor company for over 30 years including Chief Financial Officer for seven years until his retirement in December 2004.

        Mr. Rafael was until early 2002 the Vice Chairman—Executive Committee of Mandarin Oriental Hotels, having sold to them in 2000 Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986. Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

        Mr. James Sherwood has also been a director and the President of SCL since 1974, having founded its predecessor company in 1965.

        Mr. Simon Sherwood was Senior Vice President—Leisure of SCL (1997–2000) and was originally appointed Vice President of SCL in 1991, prior to which he was Manager, Strategic Consulting of Boston Consulting Group (1986–1990). He is the stepson of Mr. James Sherwood.

  Corporate Governance

        The Board of Directors of the Company has established corporate governance measures substantially in compliance with requirements of the New Your Stock Exchange ("NYSE"). These include a set of Corporate Governance Guidelines, Charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the full Board, and a Code of Business Conduct for Directors, Officers and Employees. The Board of Directors has also adopted a Code of Business Practices for the Company's Principal Executive, Financial and Accounting Officers, which is filed as an exhibit to this report. These documents are published on the Company's website (www.orient-express.com) or may be obtained by writing to the Company's Secretary at its registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

        Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE. The Company's corporate governance measures differ in two significant ways. First, the Charter of the Company's Nominating and Governance Committee generally mandates the same responsibilities as NYSE rules require but authorizes the Committee to act only upon the Board's request and in an advisory capacity. Second, the Charter of the Company's Compensation Committee authorizes the Committee to recommend to the Board the compensation of the Company's chief executive officers but does not empower the Committee itself to determine, approve or modify that compensation.

        Regarding the independence of directors from OEH's management, the Board has reviewed the materiality of any relationship that each of the seven directors of the Company has with OEH either directly or indirectly through another organization. The criteria applied included the director independence requirements set forth in the Company's Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company's Audit Committee, the SEC's independence rules. Based on this review, the Board has determined that Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors. The Company's Corporate Governance Guidelines are filed as a exhibit to this report.

        Interested persons may communicate directly with any of the independent directors by writing to him at the Company's registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

        The present members of the Company's Audit Committee are Messrs. Campbell, Hurlock and Lovejoy. The Board has designated Mr. Lovejoy as the audit committee financial expert as defined by SEC rules. The present members of the Compensation Committee and the Nominating and Governance Committee are Messrs. Campbell, Hurlock, Lovejoy and Rafael.

Executive Officers

        The executive officers of the Company are as follows:

Name, Age	Position
James B. Sherwood, 71	Chairman since 1994
Simon M.C. Sherwood, 44	President since 1994
Dean P. Andrews, 52	Vice President—Hotels, North America since 1997
Roger V. Collins, 58	Vice President—Technical Services since 2001
Adrian D. Constant, 44	Vice President—Hotels, Europe and Asia since 2001
Pippa Isbell, 51	Vice President—Public Relations since 2000
Natale Rusconi, 78	Vice President since 2004
James G. Struthers, 41	Vice President—Finance and Chief Financial Officer since 2000
Nicholas R. Varian, 50	Vice President—Tourist Trains and Cruises since 1994
Paul White, 40	Vice President—Hotels, Africa, Australia and South America since 2000
David C. Williams, 50	Vice President—Sales and Marketing since 2004
Edwin S. Hetherington, 55	Secretary since 1994

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

        Mr. Constant began his career in the hotel industry in 1983, including positions at Intercontinental and Forte Hotels, and worked for Le Meridien Hotels (1993–2001) ending as Regional Manager for Brazil.

        Ms. Isbell was appointed a Manager of the Company in 1998 after selling the public relations consultancy she founded in 1987. Her work in the hospitality industry included Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.

        Mr. Rusconi is also Managing Director of the Hotel Cipriani in Venice, Italy having been appointed to that position in 1977. Previously he worked with the Savoy Hotel Group and CIGA Hotels.

        Mr. Struthers is a chartered accountant and was previously Vice President—Controller of SCL having joined originally in 1991 as Group Financial Controller and worked briefly (1997–1999) as Finance Director of Eurostar (UK) Ltd, the operator of high speed passenger train services between Britain and Continental Europe.

        Mr. Varian joined Orient-Express Hotels Inc. in 1985 from P&O Steam Navigation Company and has worked extensively on various cruise and tourist train projects, becoming a Vice President in 1989.

        Mr. White was previously a Manager of the Company working on hotel financial and operational matters, having joined from Forte Hotels in 1991.

        Mr. Williams joined Orient-Express Hotels Inc. in 1981 as Sales and Marketing Manager, concentrating on strategic marketing developments and business initiatives in the Americas, Europe and Asia. He previously worked for Carlson Marketing Group.

        Mr. Hetherington is also Vice President, General Counsel and Secretary of SCL having joined Orient-Express Hotels Inc. in 1980.

ITEM 11. Executive Compensation

        Because the Company is a foreign private issuer, it is replying to this Item 11 pursuant to Item 402(a)(1)(ii) of SEC Regulation S-K.

        The following table shows the salary and bonus of Messrs. James and Simon Sherwood paid in cash during 2004, and of all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
James B. Sherwood	Chairman and Director	$453,800
Simon M.C. Sherwood	President and Director	$604,700
All executive officers as a group (12 persons)		$3,484,200

        Under the shared services agreement between OEH and SCL described under Item 13—Certain Relationships and Related Transactions below, part of the salary and bonus of Mr. Hetherington is included in the corporate and administrative charges of SCL to OEH and is excluded from the table. See also Note 16 to the Financial Statements (Item 8 above).

        In 2004, each of Messrs. Campbell, Hurlock, Lovejoy and Rafael received a fee of $2,750 for each meeting of the Board of Directors or a committee thereof which he attended, and was also paid a director retainer fee at the annual rate of $17,500. Aggregate attendance and retainer fees amounted to $152,500 in 2004. They are also entitled to 50% discounts off the usual room rates and food and beverage prices for personal visits at OEH's properties.

Pensions

        Executive officers who are United Kingdom citizens participate in a contributory defined benefit pension plan established by OEH in 2003 for British employees. The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment and their final pensionable compensation, up to a maximum pension of two-thirds of the final pensionable compensation for service of up to 33 years, reduced by pension benefits paid by the British government. A participant's pensionable compensation upon which benefits are based is the greater of (i) the average of the participant's highest three consecutive pensionable salaries during the ten years preceding retirement or (ii) the participant's pensionable salary for the year immediately preceding retirement. In 2002 and prior years, most British executive officers participated in an SCL pension plan at SCL's cost charged to OEH under the shared services agreement referred to above. Based on actuarial advice, plan assets were divided when the OEH plan was established as of January 1, 2003.

        Under this U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $276,000 in the aggregate at December 31, 2004. See Note 7 to the Financial Statements regarding the U.K. plan.

        Certain U.S. subsidiaries of OEH have adopted a 401(k) pension plan that permits employees to contribute amounts out of their compensation into individual tax-deferred pension accounts. The maximum contribution an employee could make was $13,000 in 2004. One executive officer of the Company based in the U.S. participates in this plan, and OEH paid $2,000 into his account as a partial matching payment under the plan in addition to his own contribution.

        Messrs. James Sherwood, Andrews, Rusconi and Hetherington participate in no OEH pension plan.

2000 and 2004 Stock Option Plans

        Options to purchase Class A common shares of the Company have been granted to directors, executive officers and selected employees under the Company's 2000 and 2004 Stock Option Plans, which are administered by the Compensation Committee of the Board of Directors and have substantially the same terms. The plans provide for the award of options to purchase up to 1,250,000 Class A and B common shares at market value at the time of the award. In general, options become exercisable three years after the date of grant and expire ten years from date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

        During 2004, options to purchase an aggregate of 72,000 Class A shares were granted to directors and executive officers of the Company at a price of $14.70 per share, including options on 10,000 shares to Mr. Simon Sherwood, 5,000 shares to Mr. James Sherwood and 2,500 shares to each of the other directors. No options were exercised by directors or officers during 2004. At December 31, 2004, options to purchase an aggregate of 580,500 Class A shares (of which 206,250 were exercisable) were held by directors and executive officers at per share exercise prices ranging from $13.00 to $19.00 and expiring between 2010 and 2014. See Note 11 to the Financial Statements.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

        The following table contains information concerning the beneficial ownership of the Company's Class A common shares and Class B common shares by the only persons known to OEH to own beneficially more than 5% of the outstanding shares of either class.

        Orient-Express Holdings 1 Ltd. ("Holdings") listed in the table below is a subsidiary of the Company which owns only Class B shares. Under Bermuda law, the shares owned by Holdings are outstanding and may be voted. In a takeover of OEH, this structure may assist in maximizing the value that shareholders of the Company receive in the takeover transaction. Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Holdings represent Class B shares and the Class A shares into which those shares are convertible.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares
Orient-Express Holdings 1 Ltd 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		36.2%	88.0%
Citibank International plc et al.(2) Citicorp Centre Canada Square Canary Wharf London E14 5LB	14,410,150		42.1%	12.0%
Sea Containers Ltd.(3) 22 Victoria Street Hamilton HM 12 Bermuda	14,403,300		42.1%	12.0%
Capital Research and Management Co. and SMALLCAP World Fund Inc.(4) 333 South Hope Street Los Angeles, California 90071	2,350,000	(6)	7.4%	—
Westport Asset Management Inc.(5) 253 Riverside Avenue Westport, Connecticut 06880	1,864,600	(6)	5.9%	—

(1)
The percentage of Class A shares shown is based on the 31,790,601 Class A shares outstanding on February 28, 2005, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

(2)
The information with respect to Citibank International plc ("Citibank") and certain of its affiliated companies is derived from their joint Schedule 13D report as amended as of November 16, 2004 and filed with the SEC on November 23, 2004. The report states that (a) Citibank and the other reporting companies may be deemed to share voting and dispositive power with respect to 14,403,300 Class A shares (consisting of 11,943,901 outstanding Class A shares and 2,459,399 Class A shares issuable upon conversion of 2,459,399 Class B shares) which were pledged by SCL in connection with entering into a $120 million revolving loan facility agreement, (b) Citigroup Inc. may be deemed to share voting power with third party customers of its subsidiaries with respect of 6,850 Class A shares that may be deemed to be beneficially owned by those subsidiaries for the benefit of third party customers, and (c) by virtue of their potential status as a "group" for purposes of the rules of the SEC, each of the reporting companies may be deemed to share voting and/or dispositive power over the shares that may be deemed to be beneficially owned by the other reporting companies.

(3)
SCL has sole voting and dispositive power with respect to 11,943,901 Class A shares and 2,459,399 Class B shares, subject to the pledge referred to in note (3) above.

(4)
The information with respect to Capital Research and Management Co. ("Capital") and SMALLCAP World Fund Inc. ("SMALLCAP") relates only to Class A shares and is derived from their joint Schedule 13G report as amended as of December 31, 2004 and filed with the SEC on February 14, 2005. The report states that Capital is a registered investment advisor and has sole dispositive power with respect to 2,350,000 Class A shares, and that SMALLCAP is a registered investment company, is advised by Capital and has sole voting power with respect of 2,050,000 Class A shares.

(5)
The information with respect to Westport Asset Management Inc. ("Westport") relates only to Class A shares and is derived from its Schedule 13G report as amended as of December 31, 2004 and filed with the SEC on February 14, 2005. The report states that (a) Westport is a registered investment advisor and a parent holding company and owns 50% of Westport Advisors LLC, also a registered investment advisor, and (b) Westport has sole voting and dispositive power with respect to 979,100 Class A shares, shares voting power with Westport Advisors LLC with respect to 541,300 Class A shares, and shares dispositive power with respect to 885,500 Class A shares including the 541,300 Class A shares referred to above with Westport Advisors LLC.

(6)
Class A shares only.

Directors and Executive Officers

        The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group. Each person has sole voting and dispositive power with respect to his or her shares, except Mr. James Sherwood who shares voting and dispositive power with respect to 10,300 Class A shares. Each individual's holding is less than 1% of the Class A shares outstanding, other than Mr. James Sherwood with 1.4%. The group total includes 206,250 Class A shares covered by exercisable stock options held by directors and executive officers under the Company's 2000 Stock Option Plan which, together with the other shares beneficially owned by directors and executive officers, represents 2.1% of Class A shares outstanding.

        As noted above, certain of these directors and executive officers of the Company may be deemed to share beneficial ownership of the Class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares
D.P. Andrews	1,000
J.D. Campbell	1,000
R.V. Collins	—
A.D. Constant	—
E.S. Hetherington	1,000
J.B. Hurlock	1,000
P. Isbell	650
J.R. Lovejoy	5,000
D.J. O'Sullivan	—
G.R. Rafael	—
N. Rusconi	—
J.B. Sherwood	453,195
S.M.C. Sherwood	14,400
J.G. Struthers	300
N.R. Varian	600
P. White	1,000
D.C. Williams	—
All directors and executive officers as a group (17 persons) including exercisable stock option shares	685,395

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power
Holdings	—	18,044,478	76.2%
Citibank	11,950,751	2,459,399	15.4%
SCL	11,943,901	2,459,399	15.4%
Capital and SMALLCAP	2,350,000	—	(1)
Westport	1,864,600	—	(1)
All directors and executive officers as a group (17 persons) including exercisable stock option shares	685,395	18,044,478	76.4%

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

        Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13. Certain Relationships and Related Transactions

        Mr. James Sherwood owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company. OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood's option in the case of a proposed cash sale, the offered sale price. In addition, the Company has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of the Company occurs.

        Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment. In 2004, the hotel paid Mr. Sherwood $140,000 for the use of his apartment. Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment. To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

        Mr. James Sherwood and his two stepsons including Mr. Simon Sherwood own Capannelle S.r.l., a vineyard in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale. In 2004, the vineyard sold $84,000 of products to OEH hotels at prices the same as its public prices.

        Capannelle and the Company's subsidiary that owns the Villa San Michele near Florence, Italy have entered into an agreement under which Capannelle makes the main house and other parts of the vineyard available to short-stay guests provided by the hotel. The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele. In 2004, Capannelle earned $14,400 from this arrangement which continues on a year-to-year basis unless terminated by either party.

        See also Note 16 to the Financial Statements (Item 8 above) regarding related party transactions.

Agreements with Sea Containers Ltd.

        In connection with the initial public offering of the Company's Class A common shares in August 2000 and in anticipation of the separation of the two companies, OEH and SCL entered into the following agreements which remain in force:

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

ITEM 14. Principal Accountant Fees and Services

        The following table presents the fees of Deloitte & Touche LLP, OEH's independent auditor, for audit and permitted non-audit services in 2004 and 2003:

	2004	2003
Audit fees	$1,614,000	$1,202,000
Audit-related fees	155,000	104,000
Tax fees	525,000	419,000
All other fees	—	—

Total	$2,294,000	$1,725,000

        Audit services consist of work performed in connection with the audit of financial statements for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

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

        Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories. There were none provided in 2004 and 2003.

        The Audit Committee of the Board of Directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting. For 2004 and 2003, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

		Page Number
1.	Financial Statements
	Reports of independent registered public accounting firm	33
	Consolidated financial statements—years ended December 31, 2004, 2003 and 2002:
	Balance sheets (December 31, 2004 and 2003)	36
	Statements of operations	37
	Statements of cash flow	38
	Statements of shareholders' equity	39
	Notes to financial statements	40

2.	Financial Statement Schedule
	Schedule II—Valuation and qualifying accounts (years ended December 31, 2004, 2003 and 2002)	79

3.	Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2004:
Allowance for doubtful accounts	$976,000	$112,000	$60,000(2)	$121,000(1)	$1,027,000
Year ended December 31, 2003:
Allowance for doubtful accounts	$592,000	$282,000	$132,000(2)	$16,000(1)	$976,000

			$(14,000)(3)
Year ended December 31, 2002:
Allowance for doubtful accounts	$514,000	$146,000	$58,000(2)	$184,000(1)	$592,000

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

Dated: March 4, 2005	ORIENT-EXPRESS HOTELS LTD.
	By:	/s/ SIMON M.C. SHERWOOD Simon M.C. Sherwood President (Co-Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 4, 2005

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

        OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2		Orient-Express Hotels Ltd. 2004 Stock Option Plan.
10.3		Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.4		Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.5	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.6	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.6 to 2001 Form 10-K Annual Report (File No. 1-16017).	Amendment to Services Agreement dated January 1, 2001 (Exhibit 10.6 above).
10.8	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.

10.9	Exhibit 2.5 to Form S-1 Registration Statement No. 333-12030.	Noncompete Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.10	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017).	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
11		Statement of computation of per share earnings.
12		Statement of computation of ratios.
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017).	Code of Business Practices for Principal Executive, Financial and Accounting Officers.
21		Subsidiaries of Orient-Express Hotels Ltd.
23		Consent of Deloitte & Touche LLP relating to Form S-8 Registration Statement No. 333-58298 and Form S-3 Registration Statement No. 333-102576.
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certification.
99		Corporate Governance Guidelines of Orient-Express Hotels Ltd.

QuickLinks

PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
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
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES Schedule II—Valuation and Qualifying Accounts
SIGNATURES
EXHIBIT INDEX