Form 10-Q
period 2005-03-31
ORIENT EXPRESS HOTELS LTD
filed 2005-05-10
CIK 1115836

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission file number 1-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0223493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
22 Victoria Street P.O. Box HM 1179 Hamilton HMEX, Bermuda
(Address of principal executive offices)	(Zip Code)

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

        As of April 30, 2005, 36,850,601 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 7,443,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$69,370	$85,610
Accounts receivable, net of allowances of $996 and $1,027	41,271	34,984
Due from related parties	15,375	14,718
Prepaid expenses and other	15,442	11,914
Inventories	29,338	28,965

Total current assets	170,796	176,191
Property, plant and equipment, net of accumulated depreciation of $156,595 and $155,582	983,796	916,811
Investments	124,667	123,599
Goodwill	64,992	29,529
Other assets	20,014	19,461

	$1,364,265	$1,265,591

Liabilities and Shareholders' Equity
Working capital facilities	$49,885	$42,920
Accounts payable	23,066	23,839
Due to related parties	5,830	5,453
Accrued liabilities	48,572	37,288
Deferred revenue	25,733	20,493
Current portion of long-term debt and capital leases	55,727	46,245

Total current liabilities	208,813	176,238
Long-term debt and obligations under capital leases	488,221	537,461
Deferred income taxes	13,130	2,710

	710,164	716,409

Minority interest	4,421	4,192

Shareholders' equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued—36,840,601 (2004—31,790,601)	368	318
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued—20,503,877	205	205
Additional paid-in capital	402,350	280,212
Retained earnings	274,868	277,281
Accumulated other comprehensive loss	(27,930)	(12,845)
Less: reduction due to Class B common shares owned by a subsidiary—18,044,478	(181)	(181)

Total shareholders' equity	649,680	544,990

Commitments and contingencies

	$1,364,265	$1,265,591

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (unaudited)

	Three months ended March 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Revenue	$80,489	$63,834

Expenses:
Depreciation and amortization	7,818	6,955
Operating	41,329	33,829
Selling, general and administrative	31,423	25,983

Total expenses	80,570	66,767

Losses from operations before net finance costs	(81)	(2,933)
Interest expense, net	(7,079)	(5,044)
Interest and related income	3,580	64

Net finance costs	(3,499)	(4,980)

Losses before income taxes	(3,580)	(7,913)
Benefit from income taxes	298	1,012

Losses before earnings from unconsolidated companies	(3,282)	(6,901)
Earnings from unconsolidated companies, net of tax	1,725	2,295

Net losses on class A and class B common shares	$(1,557)	$(4,606)

Net losses per class A and class B common share:
Basic and diluted	$(0.04)	$(0.13)

Dividends per class A and class B common share	$0.025	$0.025

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (unaudited)

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(1,557)	$(4,606)

Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	7,818	6,955
Undistributed earnings of affiliates	463	(366)
Other non-cash items	(2,784)	(2,100)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(13,285)	(7,294)
Increase in inventories	(1,334)	(185)
Increase in payables, accrued liabilities and deferred revenue	12,905	8,339

Total adjustments	3,783	5,349

Net cash provided by operating activities	2,226	743

Cash flows from investing activities:
Capital expenditures	(23,237)	(13,764)
Acquisitions and investments, net of cash acquired	(93,250)	(3,533)
Proceeds from sale of fixed assets and other	779	12

Net cash used in investing activities	(115,708)	(17,285)

Cash flows from financing activities:
Net (repayment)/proceeds from working capital facilities and redrawable loans	(89,370)	5,093
Issuance of common shares	122,188	—
Issuance of long-term debt	74,721	84
Principal payments under long-term debt	(8,369)	(10,629)
Payment of common share dividends	(856)	(795)

Net cash provided by (used in) financing activities	98,314	(6,247)

Effect of exchange rate changes on cash and cash equivalents	(1,072)	(72)

Net decrease in cash and cash equivalents	(16,240)	(22,861)
Cash and cash equivalents at beginning of period	85,610	81,347

Cash and cash equivalents at end of period	$69,370	$58,486

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders' Equity (unaudited)

	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)
	(Dollars in thousands)
Balance, January 1, 2005	$—	$318	$205	$280,212	$277,281	$(12,845)	$(181)
Issuance of Class A common shares in public offering, net of issuance costs	—	50	—	121,877	—	—	—
Stock-based compensation	—	—	—	261	—	—	—
Dividends on common shares	—	—	—	—	(856)	—	—
Comprehensive loss:
Net losses on common shares for the period	—	—	—	—	(1,557)	—	—	$(1,557)
Other comprehensive loss	—	—	—	—	—	(15,085)	—	(15,085)

								$(16,642)

Balance, March 31, 2005	$—	$368	$205	$402,350	$274,868	$(27,930)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

1.     Basis of financial statement presentation

        In this report Orient-Express Hotels Ltd. is referred to as the "Company", and the Company and its subsidiaries are referred to collectively as "OEH". At March 31, 2005, Sea Containers Ltd., a Bermuda company ("SCL"), owned 25% of the equity shares in the Company.

(a) Accounting policies

        For a description of significant accounting policies and basis of presentation, see Notes 1 and 15 to the consolidated financial statements in the Company's 2004 Form 10-K annual report. As of March 31, 2005, these significant accounting policies have not changed from December 31, 2004, except as referred to in Note 1(c) below. "SFAS" means Statement of Financial Accounting Standards and "FIN" means an accounting interpretation, both of the U.S. Financial Accounting Standards Board.

        The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

        In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2005 and 2004, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of OEH's business, operating results for the interim period are not necessarily indicative of a full year's operating results.

(b) Net losses per share

        The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

	Three months ended March 31,
	2005	2004
Basic	34,762	34,250
Effect of dilution	—	—

Diluted	34,762	34,250

        For the three months ended March 31, 2005 and 2004, the anti-dilutive effect of stock options on 269,312 and 102,261 class A common shares, respectively, was excluded from the computation of diluted losses per share.

(c) Stock-based compensation

        OEH had previously accounted for stock-based compensation under the guidelines of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and followed the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        With effect from January 1, 2005, the Company adopted SFAS No. 123R, "Stock-Based Payment", and chose the modified prospective application as its chosen transition method. Prior to January 1, 2005, the Company has historically reflected the pro forma impact to net income had all stock-based compensation been expensed under the provisions of SFAS No. 123. Upon adoption of SFAS No. 123R, all stock-based compensation vesting during the three months ended March 31, 2005 has been reflected in the Company's net loss, as reported for this period. This resulted in an expense in the three months ended March 31, 2005 of $261,000. Awards granted in future periods will be valued on the date of grant and expensed using a straight-line basis over the required service period. The following table illustrates the effect on income attributable to common shares and earnings per share for the three months ended March 31, 2004, had the fair-value based provisions of SFAS No. 123R been applied (dollars in thousands except per share amounts):

Three months ended March 31, 2004
Net loss as reported	$(4,606)
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax	(187)

Pro forma	$(4,793)

Basic and diluted losses per share:
As reported:
Basic and diluted	$(0.13)

Pro forma:
Basic and diluted	$(0.14)

(d) Dividends

        On January 5, 2005, the Company declared a dividend of $0.025 per common share payable February 4, 2005 to shareholders of record January 20, 2005.

(e) Earnings from unconsolidated companies

        Earnings from unconsolidated companies include OEH's share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,188,000 and $1,929,000 for the three months ended March 31, 2005 and 2004, respectively.

(f) Recent accounting pronouncements

        The Company adopted SFAS No. 123R with effect from January 1, 2005 (see Note 1(c)).

(g) Reclassifications

        Certain items in 2004 have been reclassified to conform to the 2005 presentation.

2.     Acquisitions

        Effective February 8, 2005, OEH purchased 100% of the issued equity of LLC Europe Hotel which owns a 93.5% interest in the property operating as the Grand Hotel Europe, St Petersburg, Russia. The remaining interest in the property is owned by the City of St. Petersburg. In addition, OEH acquired full management and operational control of the hotel and acquired 100% of a Cyprus company which has agreements with the hotel to provide various management services. The total purchase price, including acquisition costs, was $95,000,000 paid in cash of which $57,500,000 was financed by a syndicate of banks led by the International Finance Corporation.

        The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed as a result of final appraisals (dollars in thousands):

March 31, 2005
Current assets	$2,740
Property, plant and fixtures and fittings	71,752
Goodwill	37,000

Total assets acquired	111,492

Current liabilities	3,992
Deferred income taxes	12,500

Total liabilities assumed	16,492

Net assets acquired	$95,000

        The net assets of the Grand Hotel Europe have been fair valued based on the estimated replacement cost of the building. After fair valuing all other assets and liabilities, goodwill of $37,000,000 has been recorded of which $ nil will be deductible as operating expenses for tax purposes.

        The acquisition of the Grand Hotel Europe has been accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations". The results of the operation have been included in the consolidated financial statements of OEH from February 8, 2005.

3.     Investments

        On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia. Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company's shares. As of March 31, 2005, OEH had provided $4,625,000 (December 31, 2004-$4,625,000) in loans in Pansea which are recorded in other assets. The conversion price of the loans is determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement). OEH is not managing the hotels but is marketing them along with its other properties.

        Summarized financial data for OEH's unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Current assets	$40,781	$39,993
Property, plant and equipment, net	349,754	357,949
Other assets	5,144	5,469

Total assets	$395,679	$403,411

Current liabilities	$43,065	$41,290
Long-term debt	211,840	216,251
Other liabilities	79,969	79,403
Total shareholders' equity	60,805	66,467

Total liabilities and shareholders' equity	$395,679	$403,411

	Three months ended March 31,
	2005	2004
Revenue	$33,814	$28,652

Earnings from operations before net finance costs	$2,320	$2,288

Net losses	$(3,231)	$(1,867)

4.     Property, plant and equipment

        The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Freehold and leased land and buildings	$839,231	$769,951
Machinery and equipment	149,226	149,191
Fixtures, fittings and office equipment	133,663	134,935
River cruiseship and canalboats	18,271	18,316

	1,140,391	1,072,393
Less: accumulated depreciation	(156,595)	(155,582)

	$983,796	$916,811

        The major classes of assets under capital leases included above are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Land and buildings	$14,096	$14,612
Machinery and equipment	2,270	2,410
Fixtures, fittings and office equipment	4,892	4,886

	21,258	21,908
Less: accumulated depreciation	(2,726)	(2,591)

	$18,532	$19,317

5.     Goodwill

        OEH's goodwill consists of $788,000 related to the trains and cruises reporting segment and $64,204,000 related to the hotels and restaurants reporting segment, of which $37,000,000 relates to the acquisition of the Grand Hotel Europe effective February 8, 2005 (see Note 2).

6.     Long-term debt and obligations under capital lease

        Long-term debt consists of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 4.80% and 4.18%, respectively, primarily based on LIBOR	$528,771	$567,012
Obligations under capital lease	15,177	16,694

	543,948	583,706
Less: current portion	55,727	46,245

	$488,221	$537,461

        Certain credit agreements of OEH have restrictive covenants. At March 31, 2005, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility borrowed during 2003 and secured by three of OEH's Italian hotels. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

        The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2005 (dollars in thousands):

Year ending December 31,
2006	$94,925
2007	119,632
2008	128,801
2009	64,627
20010 and thereafter	80,236

$488,221

        The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH's long-term debt also approximate fair value.

7.     Income taxes

        The benefit from income taxes consists of the following (dollars in thousands):

Three months ended March 31, 2005	Current	Deferred	Total
United States	$321	$653	$974
Other foreign	1,552	(2,824)	(1,272)

	$1,873	$(2,171	$(298)

Three months ended March 31, 2004	Current	Deferred	Total
United States	$176	$185	$361
Other foreign	914	(2,287)	(1,373)

	$1,090	$(2,102)	$(1,012)

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH's net deferred tax liabilities (dollars in thousands):

	March 31, 2005	December 31, 2004
Gross deferred tax assets	$67,499	$64,493
Less: Valuation allowance	(32,831)	(31,996)

Net deferred tax assets	34,668	32,497
Deferred tax liabilities	(47,798)	(35,207)

Net deferred tax liabilities	$(13,130)	$(2,710)

        The deferred tax assets consist of tax loss carry forwards. The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements. The deferred tax liabilities at March 31, 2005 include a liability of $12,500,000 arising from the investment in the Grand Hotel Europe (see Note 2). The liability is caused by the difference between the tax basis and the fair value of the depreciable assets at the acquisition date.

8.     Pensions

        Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended March 31,	2005	2004
Service cost	$229	$208
Interest cost	181	97
Expected return on plan assets	138	(110)
Amortization of net loss	66	35

Net periodic benefit cost	$338	$230

        As reported in Note 7 to the financial statements in the Company's 2004 Form 10-K annual report, OEH expected to contribute $833,000 to its pension plans in 2005. As of March 31, 2005, $248,000 of contributions were made. OEH anticipates contributing an additional $585,000 to fund its pension plans in 2005 for a total of $833,000.

9.     Supplemental cash flow information

        (Dollars in thousands):

Three months ended March 31,	2005	2004
Cash paid for:
Interest	$7,217	$5,537
Income taxes	$1,340	$1,247

        In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Three months ended March 31,	2005	2004
Fair value of assets acquired	$111,492	$30,146
Cash paid	(95,000)	(29,670)

Liabilities assumed	$16,492	$476

10.   Accumulated other comprehensive loss

        The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	March 31, 2005	December 31, 2004
Foreign currency translation adjustments	$(27,671)	$(12,636)
Net change on derivative financial instruments	(259)	(209)

	$(27,930)	$(12,845)

        For the three months ended March 31, 2005 and 2004, the change in the fair market value of derivative instruments resulted in a charge of $50,000 and $260,000, respectively, to comprehensive loss.

        The components of comprehensive loss are as follows (dollars in thousands):

Three months ended March 31,	2005	2004
Net losses on common shares	$(1,557)	$(4,606)
Foreign currency translation adjustments	(15,035)	3,165
Change in fair value of derivatives	(50)	(260)

Comprehensive loss	$(16,642)	$(1,701)

11.   Commitments

        Outstanding contracts to purchase fixed assets were approximately $26,900,000 at March 31, 2005 (December 31, 2004—$27,200,000).

12.   Information concerning financial reporting for segments and operations in different geographical areas

        As reported in the Company's 2004 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Segment performance is evaluated based upon segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation and amortisation ("segment EBITDA"). Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

Three months ended March 31,	2005	2004
Revenue:
Hotels and restaurants
Owned hotels—Europe	$16,787	$11,836
—North America	23,493	19,489
—Rest of world	25,201	20,072
Hotel management/part ownership interests	1,819	1,323
Restaurants	5,189	4,589

	72,489	57,309
Tourist trains and cruises	8,000	6,525

	$80,489	$63,834

Depreciation and amortization
Hotels and restaurants
Owner hotels—Europe	$2,930	$2,418
—North America	1,702	1,545
—Rest of world	2,096	1,961
Restaurants	220	195

	6,948	6,119
Tourist trains and cruises	870	836

	$7,818	$6,955

Segment EBITDA
Owned hotels—Europe	$(3,124)	$(3,128)
—North America	6,158	4,301
—Rest of world	7,094	5,592
Hotel management/part ownership interests	2,927	2,917
Restaurants	1,012	698
Tourist trains and cruises	(108)	(256)
Central overheads	(4,497)	(3,807)

	$9,462	$6,317

Segment EBITDA/net losses reconciliation:
Segment EBITDA	$9,462	$6,317
Less:
Depreciation and amortization	7,818	6,955
Net finance costs	3,499	4,980
Benefit from income taxes	(298)	(1,012)
Share of provision for income taxes of unconsolidated companies	—	—

Net losses	$(1,557)	$(4,606)

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$1,108	$1,594
Restaurants	53	103

	1,161	1,697
Tourist trains and cruises	564	598

	$1,725	$2,295

Capital Expenditure
Owned hotels—Europe	$12,695	$7,521
—North America	5,717	2,455
—Rest of world	3,624	3,235
Hotel management/part ownership interests	—	—
Restaurants	162	109
Tourist trains and cruises	1,039	444

	$23,237	$13,764

        Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2005	2004
Revenue:
Europe	$22,742	$17,136
North America	29,146	24,615
Rest of world	28,601	22,083

	$80,489	$63,834

13.   Related party transactions

        For the three months ended March 31, 2005, OEH paid subsidiaries of SCL $1,523,000 (2004—$1,369,000) for the provision of various services under a services agreement between OEH and SCL. These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.

        OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest. This guarantee was in place before December 31, 2002.

        OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the three months ended March 31, 2005, OEH earned $936,000 (2004—$860,000) in management fees which are recorded in revenue, and $2,188,000 (2004—$1,929,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

        OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2005, OEH earned management and guarantee fees of $894,000 (2004—$451,000) and loan interest of $29,000 (2004—$24,000) which are recorded in earnings from unconsolidated companies. At March 31, 2005, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company's investments in Peru were in place prior to December 31, 2002.

        OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method. For the three months ended March 31, 2005, OEH earned $241,000 (2004—$178,000) in management fees, which are included in revenue.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        OEH's operating results for the three months ended March 31, 2005 and 2004, expressed as a percentage of revenue, were as follows:

	Three months ended March 31
	2005	2004
	%	%
Revenue:
Hotels and restaurants	90	90
Tourist trains and cruises	10	10

	100	100
Expenses:
Depreciation and amortization	10	11
Operating	51	53
Selling, general and administrative	39	41
Net finance costs	4	8

Losses before income taxes	(4)	(13)
Benefit from income taxes	—	2
Earnings from unconsolidated companies	2	4

Net losses as a percentage of total revenue	(2)	(7)

        Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization ("segment EBITDA") of OEH's operations for the three months ended March 31, 2005 and 2004 are analyzed as follows (dollars in millions):

	Three months ended March 31
	2005	2004
Segment EBITDA:
Owned hotels:
Europe	$(3.1)	$(3.1)
North America	6.2	4.3
Rest of the world	7.1	5.6
Hotel management interests	2.9	2.9
Restaurants	1.0	0.7
Tourist trains and cruises	(0.1)	(0.3)
Central overheads	(4.5)	(3.8)

Total segment EBITDA	$9.5	$6.3

        The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

	Three months ended March 31
	2005	2004
Segment net losses	$(1.6)	$(4.6)
Add:
Depreciation and amortization	7.9	6.9
Net finance costs	3.5	5.0
Benefit from income taxes	(0.3)	(1.0)
Share of provision for income taxes of unconsolidated companies	—	—

Segment EBITDA	$9.5	$6.3

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

        Operating information for OEH's owned hotels for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31
	2005	2004
Average Daily Rate (in dollars)
Europe	365	383
North America	386	379
Rest of the world	305	255
Worldwide	346	320
Rooms Sold (in thousands)
Europe	23	16
North America	39	34
Rest of the world	50	47

Worldwide	112	97
RevPAR (in dollars)
Europe	162	173
North America	254	243
Rest of the world	187	145
Worldwide	201	182
			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	184	171	7%	3%
North America	274	243	13%	13%
Rest of the world	191	151	27%	20%
Worldwide	218	186	17%	14%

        Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is rooms revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Overview

        The net loss for the period was $1.6 million ($0.04 per common share) on revenue of $80.5 million, compared with a net loss of $4.6 million ($0.13 per common share) on revenue of $63.8 million in the prior year first quarter. The first quarter is a traditional loss-making period because a number of OEH's properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate and tourist arrivals are low in locations with poor winter weather. In addition, in this year's first quarter La Residencia in Mallorca, Spain and the Miraflores in Lima, Peru were closed for major renovation. Losses from euro-bloc properties translated into more U.S. dollars than in the prior year because of further weakness of the U.S. dollar against the euro, although this effect is expected to reverse in the remainder of the year which is profitable.

Revenue

        Total revenue increased by $16.7 million, or 26%, from $63.8 million in the three months ended March 31, 2004 to $80.5 million in the three months ended March 31, 2005. Hotels and restaurants revenue increased by $15.2 million, or 26%, from $57.3 million in the three months ended March 31, 2004 to $72.5 million in the three months ended March 31, 2005, and tourist trains and cruises increased by $1.5 million, or 23%, from $6.5 million for the three months ended March 31, 2004 to $8.0 million for the three months ended March 31, 2005.

        The increase for hotels and restaurants was mainly due to an increase at OEH's owned hotels of $14.1 million, or 27%, from $51.4 million in the three months ended March 31, 2004 to $65.5 million in the three months ended March 31, 2005. The revenue from restaurants increased by $0.6 million, or 13%, from $4.6 million in the three months ended March 31, 2004 to $5.2 million in the three months ended March 31, 2005 which was mainly due to the '21' Club in New York which has seen improvements in its banqueting business following increased corporate entertainment activity.

        For owned hotels overall, same store RevPAR in U.S. dollars increased by 17% in the three months ending March 31, 2005 compared to the three months ending March 31, 2004. Measured in local currencies this increase was 14%, of which around 10% was due to improved occupancy and 4% to higher achieved daily rate.

        The change in revenue at owned hotels is analyzed on a regional basis as follows:

        Europe.    Revenue increased by $5.0 million, or 42%, from $11.8 million for the three months ended March 31, 2004 to $16.8 million for the three months ended March 31, 2005. This increase included revenue from the Grand Hotel Europe, St Petersburg, which was acquired on February 8, 2005. The revenue from the hotel between this date and March 31, 2005 was $3.2 million. Excluding the revenue from the Grand Hotel Europe, revenue increased by $1.8 million, or 15%, from $11.8 million for the three months ended March 31, 2004 to $13.6 million for the three months ended March 31, 2005. During the period La Residencia in Mallorca was closed for construction works.

        On a same store basis, excluding the above, RevPAR in local currency increased by 3%, but in U.S. dollars this translated into an increase of 7% as the euro was stronger against the dollar in the first quarter of 2005 compared to the first quarter of 2004.

        North America.    Revenue increased by $4.0 million, or 21%, from $19.5 million in the three months ended March 31, 2004 to $23.5 million in the three months ended March 31, 2005. This increase included revenue from El Encanto which was acquired on November 1, 2004. The revenue from this hotel in the first quarter of 2005 was $1.3 million. Excluding revenue from El Encanto, revenue increased by $2.7 million, or 14%, from $19.5 million for the three months ended March 31, 2004 to $22.2 million for the three months ended March 31, 2005.

        On a same store basis, RevPAR increased by 13% which was driven by approximately a 10% increase in occupancy and a 3% improvement in achieved average daily rate.

        Rest of the World.    Revenue increased by $5.1 million, or 26%, from $20.0 million in the three months ended March 31, 2004 to $25.2 million in the three months ended March 31, 2005. During the period the Miraflores in Lima, Peru was closed for refurbishment. In the same period last year, revenue from this hotel was $1.2 million.

        The RevPAR on a same store basis for the rest of the world region increased by 20% in local currencies in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Approximately 15% of this increase was due to increased occupancies at the hotels and the rest was due to a higher achieved average daily rate. This RevPAR increase in local currencies translated to a 22% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were stronger against the U.S. dollar in the period over the comparable period of 2004.

Depreciation and amortization

        Depreciation and amortization increased by $0.9 million, or 12%, from $7.0 million in the three months ended March 31, 2004 to $7.8 million in the three months ended March 31, 2005, primarily due to the effect of acquisitions and capital expenditures in 2004 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

        Operating expenses increased by $7.5 million, or 22%, from $33.8 million in the three months ended March 31, 2004 to $41.3 million in the three months ended March 31, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses, increased occupancies at the hotels and acquisition of additional hotels in 2004 and 2005.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased by $5.4 million, or 21%, from $26.0 million in the three months ended March 31, 2004 to $31.4 million in the three months ended March 31, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses and acquisitions of additional hotels in 2004 and 2005.

Earnings (losses) from operations before net finance costs

        Losses from operations reduced by $3.0 million from losses of $2.9 million in the three months ended March 31, 2004 to earnings of $0.1 million in the three months ended March 31, 2005, due to the factors described in the overview above.

Net finance costs

        Net finance costs reduced by $1.5 million, or 30%, from $5.0 million for the three months ended March 31, 2004 to $3.5 million for the three months ended March 31, 2005, which included a foreign exchange gain of $3.6 million. Excluding this gain, net finance costs increased by $2.1 million, or 42%, from $5.0 million for the three months ended March 31, 2004 to $7.1 million for the three months ended March 31, 2005.

Benefit from income taxes

        The benefit from income taxes reduced by $0.7 million, from a benefit of $1.0 million in the three months ended March 31, 2004 to a benefit of $0.3 million in the three months ended March 31, 2005. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax benefit was attributable to income tax credits incurred by subsidiaries operating in jurisdictions that impose an income tax. The reduced benefit was mainly due to the increased profitability or reduced seasonal losses of some of these subsidiaries.

Earnings from unconsolidated companies

        Earnings from unconsolidated companies reduced by $0.6 million, or 25%, from $2.3 million in the three months ended March 31, 2004 to $1.7 million in the three months ended March 31, 2005. This was mainly due to lower earnings from OEH's investment in the Ritz, Madrid due to poor market demand in Madrid.

Liquidity and Capital Resources

Working Capital

        OEH had cash and cash equivalents of $69.4 million at March 31, 2005, $16.2 million less than the $85.6 million at December 31, 2004. At March 31, 2005, the undrawn amounts available to OEH under its short-term lines of credit were $5.2 million. In addition, at March 31, 2005 there were undrawn amounts committed under long-term facilities of $91.0 million. OEH's total cash and availability at March 31, 2005 was, therefore, $165.6 million including the undrawn short-term lines.

        Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $38.0 million at March 31, 2005, a decrease in the working capital of $38.0 million from a balance of zero at December 31, 2004. The overall decrease in working capital was comprised of the following:

  •
  a decrease in current assets of $5.4 million, of which $16.2 million was due to a decrease in cash partly offset by an increase in accounts receivable of $6.3 million, amounts due from related parties of $0.7 million, prepaid expenses $3.5 million and inventories $0.3 million;

  •
  an increase in current liabilities of $32.6 million, including the current portion of long-term debt, which was due to increases in working capital facilities of $7.0 million, accrued liabilities of $11.3 million, deferred revenue of $5.2 million, amounts due to related parties of $0.4 million and the current portion of long-term debt of $9.5 million partly offset by a reduction in accounts payable of $0.8 million;

        OEH's business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

        Operating Activities.    Net cash provided by operating activities increased by $1.5 million from $0.7 million cash surplus for the three months ended March 31, 2004 to $2.2 million for the three months ended March 31, 2005.

        Investing Activities.    Cash used in investing activities increased by $98.4 million to $115.7 million for the three months ended March 31, 2005, compared to $17.3 million for the three months ended March 31, 2004. This was mainly due to the acquisition of the Grand Hotel Europe on February 8, 2005.

        Financing Activities.    Cash provided by financing activities for the three months ended March 31, 2005 was $98.3 million compared to cash used in financing activities of $6.2 million for the three months ended March 31, 2004, an increase of $104.5 million. In the three months ended March 31, 2005, OEH had proceeds from borrowings under long-term debt of $74.7 million which included $58.5 million of finance on the Grand Hotel Europe acquisition, compared to proceeds of $0.1 million for the three months ended March 31, 2004. In the three months ended March 31, 2005, OEH had net proceeds from the issuance of common shares of $122.0 million, which were primarily used to pay down a revolving credit facility secured on OEH's Italian hotels ($91.0 million) with the balance going to cash to be used for general corporate purposes including acquisitions and investments.

        Capital Commitments.    There were $26.9 million of capital commitments outstanding as of March 31, 2005 mainly on investments in owned hotels.

Indebtedness

        At March 31, 2005, OEH had $543.9 million of long-term debt secured by assets ($474.6 million net of cash), including the current portion, which is repayable over periods of 1 to 11 years with a weighted average interest rate of 4.8%. See Note 6 to the financial statements regarding the maturity of long-term debt.

        Approximately 39% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At March 31, 2005, 98% of borrowings of OEH were in floating interest rates.

Liquidity

        OEH raised $122.0 million from the issue and sale of 5.05 million class A common shares during the quarter as referred to above.

        Including these proceeds from the issue and sale of shares, OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

        The Company has adopted SFAS No. 123R, "Share-Based Payment", effective January 1, 2005 and has chosen the modified prospective application as its transition method. This resulted in an expense of $261,000 in the three months ended March 31, 2005 relating to the amortization of the fair value of options granted prior to January 1, 2005. The expected expense in future periods on the outstanding non-vested share options granted prior to January 1, 2005 is as follows at March 31, 2005 (dollars in thousands):

Year ended December 31,
Remainder of 2005	$784
2006	388
2007	149

        The Company made no modifications to outstanding share options prior to the adoption of SFAS No. 123R and has applied the valuation methodology and assumptions previously used to calculate the pro-forma fair value of options granted as required under SFAS No. 123, "Accounting for Stock-Based Compensation", in adopting SFAS No. 123R. These are set out in more detail in Note 11 to the financial statements in the Company's 2004 Form 10-K annual report. The Company expects that these assumptions will continue to be appropriate in fair valuing options granted in the future. The expected life of the options assumption may change over time. Currently the earliest grants to be awarded were made less than five years ago.

        The Company has made no change to the quantity, types or terms of instruments used in its share-based payment programs.

        As of March 31, 2005, the Company's significant accounting policies and estimates, which are described in Notes 1 and 15 to the financial statements in the Company's 2004 Form 10-K annual report, have not changed from December 31, 2004 other than the change described above.

Critical Accounting Policies

        For a discussion of these, see under the heading "Critical Accounting Policies" in Item 7—Management's Discussion and Analysis in the Company's 2004 Form 10-K annual report.

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

        The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,600,000 on an annual basis based on borrowings at March 31, 2005. The interest rates on substantially all of OEH's long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

        The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2005 from those described in the Company's 2004 Form 10-K annual report.

ITEM 4.    Controls and Procedures

        The Company's chief executive and financial officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2005 and found no material weaknesses. There have been no changes in the Company's internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met such as prevention and detection of misstatement. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate, for example. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Dated: May 10, 2005

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

QuickLinks

PART I—FINANCIAL INFORMATION
Orient-Express Hotels Ltd. and Subsidiaries Consolidated Balance Sheets
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Operations (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Cash Flows (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Statements of Consolidated Shareholders' Equity (unaudited)
Orient-Express Hotels Ltd. and Subsidiaries Notes to Consolidated Financial Statements
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX