Form 10-Q
period 2005-06-30
ORIENT EXPRESS HOTELS LTD
filed 2005-08-09
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005, or

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

441-295-2244
(Registrant’s telephone number, including area code)

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

As of July 29, 2005, 36,874,351 Class A common shares and 20,503,877 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 7,443,901 Class A shares and 2,459,399 Class B shares owned by Sea Containers Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2005	December 31, 2004
	(Dollars in thousands)

Assets
Cash and cash equivalents	$79,145	$85,610
Accounts receivable, net of allowances of $951 and $1,027	51,869	34,984
Due from related parties	15,924	14,718
Prepaid expenses and other	14,141	11,914
Inventories	29,720	28,965
Total current assets	190,799	176,191

Property, plant and equipment, net of accumulated depreciation of $160,357 and $155,582	985,853	916,811
Investments	125,110	123,599
Goodwill	64,117	29,529
Other assets	20,404	19,461
	$1,386,283	$1,265,591
Liabilities and Shareholders’ Equity
Working capital facilities	$45,264	$42,920
Accounts payable	31,523	23,839
Due to related parties	5,236	5,453
Accrued liabilities	53,111	37,288
Deferred revenue	22,709	20,493
Current portion of long-term debt and capital leases	54,436	46,245
Total current liabilities	212,279	176,238

Long-term debt and obligations under capital leases	499,622	537,461
Deferred income taxes	14,357	2,710
	726,258	716,409
Minority interest	4,577	4,192

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized): Issued-36,865,601 (2004 – 31,790,601)	368	318
Class B common shares $0.01 par value (120,000,000 shares authorized): Issued-20,503,877	205	205
Additional paid-in capital	403,096	280,212
Retained earnings	292,342	277,281
Accumulated other comprehensive loss	(40,382)	(12,845)
Less: reduction due to Class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	655,448	544,990
Commitments and contingencies
	$1,386,283	$1,265,591

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2005	2004
	(Dollars in thousands, except per share amounts)

Revenue	$126,252	$100,536

Expenses:
Depreciation and amortization	8,632	7,014
Operating	58,351	47,930
Selling, general and administrative	34,975	29,063
Total expenses	101,958	84,007

Earnings from operations before net finance costs	24,294	16,529

Interest expense, net	(6,726)	(4,906)
Interest and related income	495	30
Net finance costs	(6,231)	(4,876)

Earnings before income taxes	18,063	11,653

Provision for income taxes	3,420	2,375

Earnings before earnings from unconsolidated companies	14,643	9,278

Earnings from unconsolidated companies, net of tax	3,814	3,633

Net earnings on class A and class B common shares	$18,457	$12,911

Net earnings per class A and class B common share:
Basic and diluted	$0.47	$0.38

Dividends per class A and class B common share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2005	2004
	(Dollars in thousands, except per share amounts)

Revenue	$206,741	$164,370

Expenses:
Depreciation and amortization	16,450	13,969
Operating	99,680	81,759
Selling, general and administrative	66,398	55,046
Total expenses	182,528	150,774

Earnings from operations before net finance costs	24,213	13,596

Interest expense, net	(13,805)	(9,950)
Interest and related income	4,075	94
Net finance costs	(9,730)	(9,856)

Earnings before income taxes	14,483	3,740

Provision for income taxes	3,122	1,363

Earnings before earnings from unconsolidated companies	11,361	2,377

Earnings from unconsolidated companies, net of tax	5,539	5,928

Net earnings on class A and class B common shares	$16,900	$8,305

Net earnings per class A and class B common share:
Basic	$0.46	$0.24
Diluted	$0.45	$0.24

Dividends per class A and class B Common share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$16,900	$8,305
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,450	13,969
Undistributed earnings of affiliates	(871)	(1,979)
Other non-cash items	(1,842)	(784)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(24,846)	(12,154)
Increase in inventories	(2,572)	(1,268)
Increase in payables, accrued liabilities and deferred revenue	25,013	16,608

Total adjustments	11,332	14,392

Net cash provided by operating activities	28,232	22,697

Cash flows from investing activities:
Capital expenditures	(58,025)	(28,929)
Acquisitions and investments, net of cash acquired	(96,075)	(11,184)
Proceeds from sale of fixed assets and other	1,140	122

Net cash used in investing activities	(152,960)	(39,991)

Cash flows from financing activities:
Net (repayment of)/proceeds from working capital facilities and redrawable loans	(90,004)	3,801
Issuance of common shares	122,934	—
Issuance of long-term debt	108,409	12,974
Principal payments under long-term debt	(20,075)	(20,776)
Payment of common share dividends	(1,839)	(1,651)

Net cash provided by/(used in) financing activities	119,425	(5,652)

Effect of exchange rate changes on cash and cash equivalents	(1,162)	(369)

Net decrease in cash and cash equivalents	(6,465)	(23,315)

Cash and cash equivalents at beginning of period	85,610	81,347

Cash and cash equivalents at end of period	$79,145	$58,032

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

		Class A	Class B
	Preferred	Common	Common			Accumulated	Common
	Shares	Shares	Shares	Additional		Other	Shares	Total
	At Par	at Par	at Par	Paid-In	Retained	Comprehensive	Owned by	Comprehensive
(Dollars in thousands)	Value	Value	Value	Capital	Earnings	Loss	Subsidiary	Income/(Loss)

Balance, January 1, 2005	$—	$318	$205	$280,212	$277,281	$(12,845)	$(181)
Issuance of Class A common shares in public offering, net of issuance costs	—	50	—	121,848	—	—	—
Stock-based compensation	—	—	—	561	—	—	—
Stock options exercised	—	—	—	475	—	—	—
Dividends on common shares	—	—	—	—	(1,839)	—	—
Comprehensive loss:
Net earnings on common shares for the period	—	—	—	—	16,900	—	—	$16,900
Other comprehensive loss	—	—	—	—	—	(27,537)	—	(27,537)
								$(10,637)
Balance, June 30, 2005	$—	$368	$205	$403,096	$292,342	$(40,382)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.             Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.  At June 30, 2005, Sea Containers Ltd., a Bermuda company (“SCL”), owned 25% of the equity shares in the Company.

(a)  Accounting policies

For a description of significant accounting policies and basis of presentation, see Notes 1 and 15 to the consolidated financial statements in the Company’s 2004 Form 10-K annual report.  As of June 30, 2005, these significant accounting policies have not changed from December 31, 2004, except as referred to in Note 1(c) below.  “SFAS” means Statement of Financial Accounting Standards and “FIN” means an accounting interpretation, both of the U.S. Financial Accounting Standards Board.

The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2005 and 2004, which are all of a normal recurring nature, have been reflected in the information provided.  Due to the seasonal nature of OEH’s business, operating results for the interim period are not necessarily indicative of a full year’s operating results.

(b) Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended June 30,	2005	2004

Basic	39,311	34,250
Effect of dilution	369	89
Diluted	39,680	34,339

Six months ended June 30,	2005	2004

Basic	37,049	34,250
Effect of dilution	324	109
Diluted	37,373	34,359

For the three months ended June 30, 2005 and 2004, the anti-dilutive effect of stock options on 1,127 and 47,442 class A common shares, respectively, was excluded from the computation of diluted earnings per share.  For the six months ended June 30, 2005 and 2004, the anti-dilutive effect of stock options on 5,879 and 33,701 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)  Stock-based compensation

OEH had previously accounted for stock-based compensation under the guidelines of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

With effect from January 1, 2005, the Company adopted SFAS No. 123R, “Stock-Based Payment”, and chose the modified prospective application as its transition method.  Prior to January 1, 2005, the Company has historically reflected the pro-forma impact to net income had all previously issued stock-based compensation been expensed under the provisions of SFAS No. 123.  Upon adoption of SFAS No. 123R, all previously issued stock-based compensation vesting during the three and six months ended June 30, 2005 has been reflected in the Company’s net earnings, as reported for each period.  This resulted in an expense in the three and six months ended June 30, 2005 of $300,000 and $561,000, respectively.  The following tables illustrate the effect on income attributable to common shares and earnings per share for the three and six months ended June 30, 2004 had the fair-value based provisions of SFAS No. 123R been applied (dollars in thousands except per share amounts):

Three months ended June 30	2004

Net earnings on common shares:
As reported	$12,911
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax	(187)
Pro-forma	$12,724

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.38
Proforma:
Basic and diluted	$0.37

Six months ended June 30	2004

Net earnings on common shares:
As reported	$8,305
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax	(374)
Pro-forma	$7,931

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.24
Proforma:
Basic and diluted	$0.23

(d)  Dividends

On January 5, 2005, the Company declared a dividend of $0.025 per common share payable February 4, 2005 to shareholders of record January 20, 2005.  On April 5, 2005, the Company declared a dividend of $0.025 per common share payable May 5, 2005 to shareholders of record April 20, 2005.

(e)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,480,000 and $2,020,000 for the three months ended June 30, 2005 and 2004, respectively, and $4,668,000 and $3,949,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

June 30, 2005
Current assets	$2,740
Property, plant and fixtures and fittings	71,752
Goodwill	37,000
Total assets acquired	111,492

Current liabilities	3,992
Deferred income taxes	12,500
Total liabilities assumed	16,492
Net assets acquired	$95,000

The assets and liabilities of the Grand Hotel Europe have been fair valued and goodwill of $37,000,000 has been recorded of which $ nil will be deductible for tax purposes.  The fair value of the building has been based on its estimated replacement cost.

The acquisition of the Grand Hotel Europe has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the condensed consolidated financial statements of OEH from February 8, 2005.

3.             Investments

On April 29, 2005, OEH acquired 50% of the equity in the Great Scottish and Western Railway Co. Ltd. which currently operates the Royal Scotsman luxury tourist train on a seasonal service largely within Scotland.  The initial investment was $2,700,000 of which $1,300,000 was paid in cash and the balance represents 50% of the long-term debt within the company in which OEH has invested.  OEH has an option to acquire the remaining 50% of the equity in three years time at an enterprise valuation of 5.5 times the average EBITDA for the previous 36 months, as defined in the purchase agreement.  This investment has been accounted for under the equity method of accounting.

On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia.  Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company’s shares.  As of June 30, 2005, OEH had provided $5,125,000 (December 31, 2004-$4,625,000) in loans in Pansea which are recorded in other assets.  The conversion price of the loans is determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement).  OEH is not managing the hotels but is marketing them along with its other properties.

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held and accounted for under the equity method of accounting by OEH are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Current assets	$48,607	$39,993
Property, plant and equipment, net	348,490	357,949
Other assets	6,659	5,469
Total assets	$403,756	$403,411

Current liabilities	$52,965	$41,290
Long-term debt	204,623	216,251
Other liabilities	83,151	79,403
Total shareholders’ equity	63,017	66,467
Total liabilities and shareholders’ equity	$403,756	$403,411

Three months ended June 30	2005	2004

Revenue	$43,500	$36,605
Earnings from operations before net finance costs	$6,930	$7,322
Net losses	$448	$1,126

Six months ended June 30	2005	2004

Revenue	$77,314	$65,257
Earnings from operations before net finance costs	$9,250	$9,610
Net losses	$(2,783)	$(741)

4.  Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Freehold and leased land and buildings	$835,762	$769,951
Machinery and equipment	152,943	149,191
Fixtures, fittings and office equipment	139,162	134,935
River cruiseship and canalboats	18,343	18,316
	1,146,210	1,072,393
Less: accumulated depreciation	(160,357)	(155,582)
	$985,853	$916,811

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Land and buildings	$10,035	$14,612
Machinery and equipment	2,088	2,410
Fixtures, fittings and office equipment	4,848	4,886
	16,971	21,908
Less: accumulated depreciation	(2,163)	(2,591)
	$14,808	$19,317

5.  Goodwill

OEH’s goodwill consists of $767,000 related to the trains and cruises reporting segment and $63,350,000 related to the hotels and restaurants reporting segment, of which $37,000,000 relates to the acquisition of the Grand Hotel Europe effective February 8, 2005 (see Note 2).

6.  Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.16% and 4.18%, respectively, primarily based on LIBOR	$540,706	$567,012
Obligations under capital lease	13,352	16,694
	554,058	583,706
Less: current portion	54,436	46,245
	$499,622	$537,461

Certain credit agreements of OEH have restrictive covenants.  At June 30, 2005, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility borrowed during 2003 and secured by three of OEH’s Italian hotels. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2005 (dollars in thousands):

Year ending December 31,

2006	$84,315
2007	121,767
2008	132,440
2009	68,005
2010 and thereafter	93,095
$499,622

The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts of OEH’s long-term debt also approximate fair value.

7.             Income taxes

Income taxes provided by OEH related principally to its foreign subsidiaries as pre-tax income is primarily foreign.  The provision for income taxes consisted of the following (dollars in thousands):

Three months ended June 30, 2005	Current	Deferred	Total

United States	$289	$504	$793
Other foreign	1,776	851	2,627
	$2,065	$1,355	$3,420

Three months ended June 30, 2004	Current	Deferred	Total

United States	$414	$(218)	$196
Other foreign	664	1,515	2,179
	$1,078	$1,297	$2,375

Six months ended June 30, 2005	Current	Deferred	Total

United States	$610	$1,157	$1,767
Other foreign	3,328	(1,973)	1,355
	$3,938	$(816)	$3,122

Six months ended June 30, 2004	Current	Deferred	Total

United States	$590	$(33)	$557
Other foreign	1,578	(772)	806
	$2,168	$(805)	$1,363

The Company is incorporated in Bermuda, which does not impose an income tax.  OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	June 30, 2005	December 31, 2004

Gross deferred tax assets	$66,143	$64,493
Less: Valuation allowance	(32,831)	(31,996)
Net deferred tax assets	33,313	32,497
Deferred tax liabilities	(47,670)	(35,207)
Net deferred tax liabilities	$(14,357)	$(2,710)

The deferred tax assets consist primarily of tax loss carry forwards.   A valuation allowance had been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis reflected in the condensed consolidated financial statements.

The deferred tax liabilities at June 30, 2005 include a liability of $12,500,000 in respect of the Grand Hotel Europe.  The liability is caused by the difference between the tax basis and the fair value of the depreciable assets at the acquisition date.

8.             Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended June 30,	2005	2004

Service cost	$225	$205
Interest cost	179	95
Expected return on plan assets	(133)	(108)
Amortization of net loss	63	33
Net periodic benefit cost	$334	$225

Six months ended June 30,	2005	2004

Service cost	$454	$413
Interest cost	360	192
Expected return on plan assets	(271)	(218)
Amortization of net loss	129	68
Net periodic benefit cost	$672	$455

As reported in Note 7 to the financial statements in the Company’s 2004 Form 10-K annual report, OEH expected to contribute $833,000 to its pension plans in 2005.  As of June 30, 2005, $450,000 of contributions were made.  OEH anticipates contributing an additional $383,000 to fund its pension plans in 2005 for a total of $833,000.

9.             Supplemental cash flow information

(Dollars in thousands):

Six months ended June 30,	2005	2004

Cash paid for:
Interest	$12,501	$9,838
Income taxes	$4,901	$2,323

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Six months ended June 30,	2005	2004

Fair value of assets acquired	$111,492	$—
Cash paid	(95,000)	—
Liabilities assumed	$16,492	$—

10.          Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	June 30, 2005	December 31, 2004
Foreign currency translation adjustments	$(40,189)	$(12,636)
Net change on derivative financial instruments	(193)	(209)
	$(40,382)	$(12,845)

The components of comprehensive loss are as follows (dollars in thousands):

Six months ended June 30,	2005	2004

Net earnings on common shares	$16,900	$8,305
Foreign currency translation adjustments	(27,553)	(672)
Change in fair value of derivatives	16	(52)
Comprehensive loss	$(10,637)	$7,581

11.          Commitments

Outstanding contracts to purchase fixed assets were approximately $21,119,000 at June 30, 2005 (December 31, 2004 - $27,200,000).

12.          Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2004 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises.  Segment performance is evaluated based upon segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

Three months ended June 30,	2005	2004
Revenue:
Hotels and restaurants
Owned hotels – Europe	$54,688	$37,298
– North America	23,439	19,972
– Rest of world	20,229	17,431
Hotel management/part ownership interests	2,599	2,106
Restaurants	5,800	5,392
	106,755	82,199
Tourist trains and cruises	19,497	18,337
	$126,252	$100,536

Segment EBITDA:
Owned hotels – Europe	$21,082	$12,936
– North America	5,336	4,714
– Rest of world	2,944	2,497
Hotel management/part ownership interests	5,687	4,767
Restaurants	1,638	1,272
Tourist trains and cruises	5,166	4,597
Central overheads	(4,654)	(3,607)
	$37,199	$27,176

Three months ended June 30,	2005	2004

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$37,199	$27,176
Less:
Depreciation and amortization	8,632	7,014
Net finance costs	6,231	4,876
Provision for income taxes	3,420	2,375
Share of provision for income taxes of unconsolidated companies	459	—
Net earnings	$18,457	$12,911

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended June 30,	2005	2004
Revenue:
Europe	$73,930	$55,103
North America	30,356	26,430
Rest of world	21,966	19,003
	$126,252	$100,536

Six months ended June 30,	2005	2004

Revenue:
Hotels and restaurants
Owned hotels – Europe	$71,475	$49,134
– North America	46,932	39,461
– Rest of world	45,430	37,503
Hotel management/part ownership interests	4,418	3,429
Restaurants	10,989	9,981
	179,244	139,508
Tourist trains and cruises	27,497	24,862
	$206,741	$164,370

Depreciation and amortization:
Hotels and restaurants
Owner hotels – Europe	$6,297	$4,927
– North America	3,543	3,128
– Rest of world	4,320	3,898
Restaurants	437	391
	14,597	12,344
Tourist trains and cruises	1,853	1,625
	$16,450	$13,969

Six months ended June 30,	2005	2004
Segment EBITDA:
Owned hotels – Europe	$17,958	$9,808
– North America	11,494	9,015
– Rest of world	10,038	8,089
Hotel management/part ownership interests	8,614	7,684
Restaurants	2,650	1,970
Tourist trains and cruises	5,058	4,341
Central overheads	(9,151)	(7,414)
	$46,661	33,493

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$46,661	$33,493
Less:
Depreciation and amortization	16,450	13,969
Net finance costs	9,730	9,856
Provision for income taxes	3,122	1,363
Share of provision for income taxes of unconsolidated companies	459	—
Net earnings	$16,900	$8,305

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$4,071	$4,255
Restaurants	157	157
	4,228	4,412
Tourist trains and cruises	1,311	1,516
	$5,539	$5,928

Capital expenditure:
Owned hotels – Europe	$35,891	$16,274
– North America	11,686	4,559
– Rest of world	7,061	7,314
Hotel management/part ownership interests	—	—
Restaurants	462	146
Tourist trains and cruises	2,925	636
	$58,025	$28,929

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Six months ended June 30,	2005	2004
Revenue:
Europe	$96,672	$72,239
North America	59,502	51,045
Rest of world	50,567	41,086
	$206,741	$164,370

13.  Related party transactions

For the three months ended June 30, 2005, OEH paid subsidiaries of SCL $1,456,000 (2004 - $1,307,000) for the provision of various services under a services agreement between OEH and SCL.  For the six months ended June 30, 2005, OEH paid subsidiaries of SCL $2,979,000 (2004 - $2,676,000) for the provision of various services under a services agreement between OEH and SCL.  These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended June 30, 2005, OEH earned $1,520,000 (2004 - $1,371,000) in management fees which are recorded in revenue, and $2,480,000 (2004 - $2,020,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  For the six months ended June 30, 2005, OEH earned $2,456,000 (2004 - $2,231,000) in management fees which are recorded in revenue, and $4,668,000 (2004 - $3,949,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended June 30, 2005, OEH earned management and guarantee fees of $1,174,000 (2004 - $1,155,000) and loan interest of $29,000 (2004 - $26,000) which are recorded in earnings from unconsolidated companies.  In the six months ended June 30, 2005, OEH earned management and guarantee fees of $2,068,000 (2004 - $1,606,000) and loan interest of $58,000 (2004 - $50,000) which are recorded in earnings from unconsolidated companies.  At June 30, 2005, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005.  At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages, under a long-term contract, the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended June 30, 2005, OEH earned $328,000 (2004 - $270,000) in management fees, which are included in revenue.  For the six months ended June 30, 2005, OEH earned $569,000 (2004 - $448,000) in management fees, which are included in revenue.

ITEM 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months ended June 30, 2005 compared to Three months ended June 30, 2004

OEH’s operating results for the three months ended June 30, 2005 and 2004, expressed as a percentage of revenue, were as follows:

	Three months ended June 30,
	2005	2004
	%	%
Revenue:
Hotels and restaurants	84	82
Tourist trains and cruises	16	18
	100	100
Expenses:
Depreciation and amortization	6	7
Operating	46	48
Selling, general and administrative	28	29
Net finance costs	5	5
Earnings before income taxes	15	11
Provision from income taxes	(3)	(2)
Earnings from unconsolidated companies	3	4
Net earnings as a percentage of total revenue .	15	13

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization(“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2005 and 2004 are analyzed as follows (dollars in millions):

	Three months ended June 30,
	2005	2004
Segment EBITDA:
Owned hotels
Europe	$21.1	$12.9
North America	5.3	4.7
Rest of the world	2.9	2.5
Hotel management interests	5.7	4.8
Restaurants	1.6	1.3
Tourist trains and cruises	5.2	4.6
Central overheads	(4.6)	(3.6)
Segment EBITDA	$37.2	$27.2

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended June 30,
	2005	2004
Segment net earnings	$18.5	$12.9
Add:
Depreciation and amortization	8.6	7.0
Net finance costs	6.2	4.9
Provision for income taxes	3.9	2.4
Segment EBITDA	$37.2	$27.2

Management evaluates the operating performance of OEH’s segments on the basis of segment EBITDA and believes that segment EBITDA is a useful measure of operating performance because segment EBITDA is not affected by non-operating factors such as leverage and the historic cost of assets.  EBITDA is a financial measure commonly used in OEH’s industry.  OEH’s segment EBITDA, however, may not be comparable in all instances to EBITDA as disclosed by other companies.  Segment EBITDA should not be considered as an alternative to earnings from operations or net earnings (as determined in accordance with U.S. generally accepted accounting principles) as a measure of OEH’s operating performance, or as an alternative to net cash provided by operating, investing and financing activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of OEH’s ability to meet cash needs.

Operating information for OEH’s owned hotels for the three months ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,
	2005	2004

Average Daily Rate (in dollars)
Europe	582	657
North America	315	317
Rest of the world	239	215
Worldwide	395	377

Rooms Sold (in thousands)
Europe	55	34
North America	43	39
Rest of the world	45	44
Worldwide	143	117

RevPAR (in dollars)
Europe	373	375
North America	224	229
Rest of the world	129	114
Worldwide	246	225

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	423	377	12%	7%
North America	234	229	2%	2%
Rest of the world	129	114	13%	11%
Worldwide	244	223	9%	7%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is rooms revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

The net earnings for the period were $18.5 million ($0.47 per common share) on revenue of $126.3 million, compared with net earnings of $12.9 million ($0.38 per common share) on revenue of $100.5 million in the prior year second quarter.  The results for the quarter represent a 43% increase in net earnings over the prior year quarter and a 24% increase in earnings per share.

This is largely due to improved trading conditions in all businesses in which OEH operates and is the general trend in the lodging and hospitality business worldwide as well as the acquisition of the Grand Hotel Europe.  With little forecast growth in additional supply over the next few years in luxury hotel rooms combined with an increasing demand for luxury travel experiences from a demographically ageing and wealthier population, the outlook for continuing improvements in trading conditions is very positive.

Revenue

Total revenue increased by $25.8 million, or 26%, from $100.5 million in the three months ended June 30, 2004 to $126.3 million in the three months ended June 30, 2005.  Hotels and restaurants revenue increased by $24.7 million, or 30%, from $82.2 million in the three months ended June 30, 2004 to $106.8 million in the three months ended June 30, 2005, and tourist trains and cruises increased by $1.2 million, or 7%, from $18.3 million for the three months ended June 30, 2004 to $19.5 million for the three months ended June 30, 2005.

The increase for hotels and restaurants was mainly due to an increase at OEH’s owned hotels of $23.7 million, or 32%, from $74.7 million in the three months ended June 30, 2004 to $98.4 million in the three months ended June 30, 2005.  The revenue from restaurants increased by $0.4 million, or 8%, from $5.4 million in the three months ended June 30, 2004 to $5.8 million in the three months ended June 30, 2005 which was mainly due to the ‘21’ Club in New York which has seen improvements in its banqueting business following increased corporate entertainment activity.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 9% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Measured in local currencies this increase was 7%, of which around 3% was due to improved occupancy and 4% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $17.4 million, or 47%, from $37.3 million for the three months ended June 30, 2004 to $54.7 million for the three months ended June 30, 2005.  This increase included revenue from the Grand Hotel Europe, St Petersburg, which was acquired on February 8, 2005.  The revenue from this hotel for the three months ended June 30, 2005 was $11.3 million.

On a same store basis, RevPAR in local currency increased by 7%, but in U.S. dollars this translated into an increase of 12% as the euro was stronger against the dollar in the second quarter of 2005 compared to the second quarter of 2004.  The RevPAR increase in local currency was principally due to increased occupancy at the hotels.

North America.  Revenue increased by $3.5 million, or 17%, from $19.9 million in the three months ended June 30, 2004 to $23.4 million in the three months ended June 30, 2005.  This increase included revenue from El Encanto which was acquired on November 1, 2004.  The revenue from this hotel in the second quarter of 2005 was $1.9 million.  Excluding revenue from El Encanto, revenue increased by $1.6 million, or 8%, from $20.0 million for the three months ended June 30, 2004 to $21.6 million for the three months ended June 30, 2005.

On a same store basis, RevPAR increased by 2% which was driven almost entirely by increased occupancy.

Rest of the World.  Revenue increased by $2.8 million, or 16%, from $17.4 million in the three months ended June 30, 2004 to $20.2 million in the three months ended June 30, 2005.

The RevPAR on a same store basis for the rest of the world region increased by 11% in local currencies in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  Approximately 1% of this increase was due to increased occupancies at the hotels and the rest was due to a higher achieved average daily rate.  This RevPAR increase in local currencies translated to a 13% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were stronger against the U.S. dollar in the period over the comparable period of 2004.

Depreciation and amortization

Depreciation and amortization increased by $1.6 million, or 23%, from $7.0 million in the three months ended June 30, 2004 to $8.6 million in the three months ended June 30, 2005, primarily due to the effect of acquisitions and capital expenditures in 2004 and 2005 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

Operating expenses increased by $10.4 million, or 22%, from $47.9 million in the three months ended June 30, 2004 to $58.3 million in the three months ended June 30, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses, increased occupancies at the hotels and acquisition of additional hotels in 2004 and 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.9 million, or 20%, from $29.1 million in the three months ended June 30, 2004 to $35.0 million in the three months ended June 30, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses and acquisitions of additional hotels in 2004 and 2005.

Earnings from operations before net finance costs

Earnings from operations increased by $7.8 million from earnings of $16.5 million in the three months ended June 30, 2004 to earnings of $24.3 million in the three months ended June 30, 2005, due to the factors described above.

Net finance costs

Net finance costs increased by $1.3 million, or 28%, from $4.9 million for the three months ended June 30, 2004 to $6.2 million for the three months ended June 30, 2005.  This was due to increased interest rates on U.S. dollar borrowings and the interest on the debt for the financing of acquisitions made in 2004 and 2005.

Provision for income taxes

The provision for income taxes increased by $1.0 million, from a provision of $2.4 million in the three months ended June 30, 2004 to a provision of $3.4 million in the three months ended June 30, 2005. The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income taxes incurred by subsidiaries operating in jurisdictions that impose an income tax.  The increased provision was due to the increased profitability of some of these subsidiaries.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $0.2 million, or 6%, from $3.6 million in the three months ended June 30, 2004 to $3.8 million in the three months ended June 30, 2005.

Six Months ended June 30, 2005 compared to Six Months ended June 30, 2004

OEH’s operating results for the six months ended June 30, 2005 and 2004, expressed as a percentage of revenue, were as follows:

	Six months ended June 30,
	2005	2004
	%	%
Revenue:
Hotels and restaurants	87	85
Tourist trains and cruises	13	15
	100	100
Expenses:
Depreciation and amortization	8	8
Operating	48	50
Selling, general and administrative	32	33
Net finance costs	5	7
Earnings before income taxes	7	2
Provision for income taxes	2	(1)
Earnings from unconsolidated companies	3	4
Net earnings as a percentage of total revenue	8	5

Segment EBITDA of OEH’s operations for the six months ended June 30, 2005 and 2004 are analyzed as follows (dollars in millions):

	Six months ended June 30,
	2005	2004
Segment EBITDA:
Owned hotels:
Europe	$18.0	$9.8
North America	11.5	9.0
Rest of the world	10.0	8.1
Hotel management interests	8.6	7.7
Restaurants	2.7	2.0
Tourist trains and cruises	5.1	4.3
Central overheads	(9.2)	(7.4)
Segment EBITDA	$46.7	$33.5

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Six months ended June 30,
	2005	2004
Segment net earnings	$16.9	$8.3
Add:
Depreciation and amortization	16.5	13.9
Net finance costs	9.7	9.9
Provision for income taxes	3.6	1.4
Share of provision for income taxes of unconsolidated companies	—	—
Segment EBITDA	$46.7	$33.5

Operating information for OEH’s owned hotels for the six months ended June 30, 2005 and 2004 is as follows:

	Six months ended June 30
	2005	2004

Average Daily Rate (in dollars)
Europe	518	571
North America	349	346
Rest of the world	274	236
Worldwide	373	351

Rooms Sold (in thousands)
Europe	78	49
North America	83	73
Rest of the world	95	91
Worldwide	256	213

RevPAR (in dollars)
Europe	294	301
North America	239	236
Rest of the world	158	130
Worldwide	225	205

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	341	306	12%	7%
North America	254	236	8%	8%
Rest of the world	158	132	20%	16%
Worldwide	233	207	13%	10%

Overview

The net earnings for the period were $16.9 million ($0.46 per common share) on revenue of $206.7 million, compared with net earnings of $8.3 million ($0.24 per common share) on revenue of $164.4 million in the prior year first half.  This represents an improvement of 104% in net earnings in the period over the prior year period and an improvement of 92% in earnings per common share.

Revenue

Total revenue increased by $42.4 million, or 26%, from $164.4 million in the six months ended June 30, 2004 to $206.8 million in the six months ended June 30, 2005.  Hotels and restaurants revenue increased by $39.7 million, or 29%, from $139.5 million in the six months ended June 30, 2004 to $179.2 million in the six months ended June 30, 2005, and tourist trains and cruises increased by $2.7 million, or 12%, from $24.8 million for the six months ended June 30, 2004 to $27.5 million for the six months ended June 30, 2005.

The increase for hotels and restaurants was mainly due to an increase at OEH’s owned hotels of $37.7 million, or 30%, from $126.1 million in the six months ended June 30, 2004 to $163.8 million in the six months ended June 30, 2005.  The revenue from restaurants increased by $1.0 million, or 10%, from $10.0 million in the six months ended June 30, 2004 to $11.0 million in the six months ended June 30, 2005 which was mainly due to the ‘21’ Club in New York which has seen improvements in its banqueting business following increased corporate entertainment activity.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 13% in the six months ending June 30, 2005 compared to the six months ending June 30, 2004.  Measured in local currencies this increase was 10%, of which 5% was due to improved occupancy and 5% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $22.3 million, or 45%, from $49.1 million for the six months ended June 30, 2004 to $71.5 million for the six months ended June 30, 2005.  This increase included revenue from the Grand Hotel Europe, St Petersburg, which was acquired on February 8, 2005.  The revenue from the hotel between this date and June 30, 2005 was $14.3 million.

On a same store basis, RevPAR in local currency increased by 7% (5% in occupancy and 2% in higher average daily rate), but in U.S. dollars this translated into an increase of 12% as the euro was stronger against the dollar in the second quarter of 2005 compared to the second quarter of 2004.

North America.  Revenue increased by $7.4 million, or 19%, from $39.5 million in the six months ended June 30, 2004 to $46.9 million in the six months ended June 30, 2005.  This increase included revenue from El Encanto which was acquired on November 1, 2004.  The revenue from this hotel in the six months to June 30, 2005 was $3.1 million.  Excluding revenue from El Encanto, revenue increased by $4.3 million, or 11%, from $39.5 million for the six months ended June 30, 2004 to $43.8 million for the six months ended June 30, 2005.

On a same store basis, RevPAR increased by 8% which was driven by a 4% increase in occupancy and a 4% improvement in achieved average daily rate.

Rest of the World.  Revenue increased by $7.9 million, or 21%, from $37.5 million in the six months ended June 30, 2004 to $45.4 million in the six months ended June 30, 2005.

The RevPAR on a same store basis for the rest of the world region increased by 16% in local currencies in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  Approximately 6% of this increase was due to increased occupancies at the hotels and the rest was due to a higher achieved average daily rate.  This RevPAR increase in local currencies translated to a 20% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were stronger against the U.S. dollar in the period over the comparable period of 2004.

Depreciation and amortization

Depreciation and amortization increased by $2.5 million, or 18%, from $14.0 million in the six months ended June 30, 2004 to $16.5 million in the six months ended June 30, 2005, primarily due to the effect of acquisitions and capital expenditures in 2004 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

Operating expenses increased by $17.9 million, or 22%, from $81.8 million in the six months ended June 30, 2004 to $99.7 million in the six months ended June 30, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses, increased occupancies at the hotels and acquisition of additional hotels in 2004 and 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.4 million, or 21%, from $55.0 million in the six months ended June 30, 2004 to $66.4 million in the six months ended June 30, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses and acquisitions of additional hotels in 2004 and 2005.

Earnings from operations before net finance costs

Earnings from operations increased by $10.6 million, or 82%, from earnings of $13.6 million in the six months ended June 30, 2004 to earnings of $24.2 million in the six months ended June 30, 2005, due to the factors described in the overview above.

Net finance costs

Net finance costs reduced by $0.2 million, from $9.9 million for the six months ended June 30, 2004 to $9.7 million for the six months ended June 30, 2005, which included a foreign exchange gain of $3.6 million.  Excluding this gain, net finance costs increased by $3.4 million, or 34%, from $9.9 million for the six months ended June 30, 2004 to $13.3 million for the six months ended June 30, 2005.

Provision for income taxes

The provision for income taxes increased by $1.8 million, from a provision of $1.4 million in the six months ended June 30, 2004 to a provision of $3.1 million in the six months ended June 30, 2005. The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to subsidiaries operating in jurisdictions that impose an income tax.  The increased provision was mainly due to the increased profitability of some of these subsidiaries.

Earnings from unconsolidated companies

Earnings from unconsolidated companies reduced by $0.4 million, or 7%, from $5.9 million in the six months ended June 30, 2004 to $5.5 million in the six months ended June 30, 2005.  This was mainly due to lower earnings from OEH’s investment in the Ritz, Madrid due to poor market conditions in Madrid.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $79.1 million at June 30, 2005, $6.5 million less than the $85.6 million at December 31, 2004.  At June 30, 2005, the undrawn amounts available to OEH under its short-term lines of credit were $13.2 million.  In addition, at June 30, 2005 there were undrawn amounts committed under long-term facilities of $85.0 million.  OEH’s total cash and availability at June 30, 2005 was, therefore, $177.3 million including the undrawn short-term lines.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $21.5 million at June 30, 2005, a decrease in the working capital of $21.5 million from a balance of zero at December 31, 2004.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash provided by operating activities increased by $5.5 million from $22.7 million for the six months ended June 30, 2004 to $28.2 million for the six months ended June 30, 2005, due to the increase in net earnings of $8.6 million for the period over the prior year period, partly offset by an increase in working capital.

Investing Activities.  Cash used in investing activities increased by $113.0 million to $153.0 million for the six months ended June 30, 2005, compared to $40.0 million for the six months ended June 30, 2004.  This was mainly due to the acquisition of the Grand Hotel Europe on February 8, 2005.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2005 was an increase of $125.1 million from cash used in financing activities of $2.5 million in the six months ended June 30, 2004.  In the six months ended June 30, 2005, OEH had proceeds from borrowings under long-term debt of $108.0 million which included $58.5 million of finance on the Grand Hotel Europe acquisition, compared to proceeds of $13.0 million for the six months ended June 30, 2004.  In the six months ended June 30, 2005, OEH had net proceeds from the issuance of common shares of $122.8 million, which were primarily used to pay down a revolving credit facility secured on OEH’s Italian hotels ($91.0 million) which can be re-drawn at any time with the balance going to cash to be used for general corporate purposes including acquisitions and investments.

Capital Commitments.  There were $21.1 million of capital commitments outstanding as of June 30, 2005 mainly on investments in owned hotels.

Indebtedness

At June 30, 2005, OEH had $554.1 million of long-term debt secured by assets ($474.9 million net of cash), including the current portion, which is repayable over periods of 1 to 11 years with a weighted average interest rate of 5.16%.  See Note 6 to the financial statements regarding the maturity of long-term debt.

Approximately 35% of the outstanding principal was drawn in Euros and the balance primarily in U.S. dollars.  At June 30, 2005, 98% of borrowings of OEH were in floating interest rates.

Liquidity

OEH raised $122.0 million from the issue and sale of 5.05 million class A common shares during the first quarter of 2005 as referred to above.

Including these proceeds from the issue and sale of shares, OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

The Company has adopted SFAS No. 123R, “Share-Based Payment”, effective January 1, 2005 and has chosen the modified prospective application as its transition method.  This resulted in an expense of $300,000 and $561,000 in the three and six months ended June 30, 2005, respectively, relating to the amortization of the fair value of options granted prior to January 1, 2005.  The expected expense in future periods on the outstanding non-vested share options granted prior to January 1, 2005 is as follows at June 30, 2005 (dollars in thousands):

Year ended December 31,
Remainder of 2005	$784
2006	388
2007	149

The Company made no modifications to outstanding share options prior to the adoption of SFAS No. 123R and has applied the valuation methodology and assumptions previously used to calculate the pro-forma fair value of options granted as required under SFAS No. 123, “Accounting for Stock-Based Compensation”, in adopting SFAS No. 123R.  These are set out in more detail in Note 11 to the financial statements in the Company’s 2004 Form 10-K annual report.  The Company expects that these assumptions will continue to be appropriate in fair valuing options granted in the future.  The expected life of the options assumption may change over time.  Currently the earliest grants to be awarded were made less than five years ago.  The Company has made no change to the quantity, types or terms of instruments used in its share-based payment programs.

As of June 30, 2005, the Company’s significant accounting policies and estimates, which are described in Notes 1 and 15 to the financial statements in the Company’s 2004 Form 10-K annual report, have not changed from December 31, 2004 other than the change described above.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 – Management’s Discussion and Analysis in the Company’s 2004 Form 10-K annual report.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

OEH is exposed to market risk from changes in interest rates and foreign currency exchange rates.  These exposures are monitored and managed as part of OEH’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings and cash flows.  OEH does not hold market rate sensitive financial instruments for trading purposes.

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,800,000 on an annual basis based on borrowings at June 30, 2005. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the three and six months ended June 30, 2005 from those described in the Company’s 2004 Form 10-K annual report.

ITEM 4.                  Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2005 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4.                  Submission of Matters to a Vote of Security Holders

The Company convened and held an annual general meeting of shareholders on June 6, 2005.  The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, James B. Hurlock, J. Robert Lovejoy, Daniel J. O’Sullivan, Georg R. Rafael, James B. Sherwood and Simon M.C. Sherwood as directors of the Company, and (ii) duly appointed Deloitte & Touche LLP, a U.S. registered independent public accounting firm, as the Company’s independent auditor.  The number of votes on each matter was as follows:

(i)           Election of directors:

Name	For	Authority Withheld

J.D. Campbell	23,827,706	21,579
J.B. Hurlock	23,827,421	21,864
J.R. Lovejoy	23,827,711	21,574
D.J. O’Sullivan	23,807,193	42,092
G.R. Rafael	23,827,411	21,874
J.B. Sherwood	23,807,197	42,088
S.M.C. Sherwood	23,807,492	41,793

(ii)          Appointment of independent auditor: For 23,826,500, Against 22,191, and Abstain 494.

ITEM 6.                  Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ J.G. Struthers
James G. Struthers
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 9, 2005

EXHIBIT INDEX

3.1	–	Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

3.2	–	Bye-Laws of the Company, filed as Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on
Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

31	–	Rule 13a-14(a)/15d-14(a) Certifications.

32	–	Section 1350 Certification.