Form 10-Q
period 2005-09-30
ORIENT EXPRESS HOTELS LTD
filed 2005-11-08
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005, or

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

Indicate by check mark whether the registrant is a shell company (under Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of October 31, 2005, 39,389,750 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding, including 18,044,478 Class B shares owned by a subsidiary of Orient-Express Hotels Ltd. and 9,903,300 Class A shares owned by Sea Containers Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2005	December 31, 2004
	(Dollars in thousands)

Assets
Cash and cash equivalents	$54,070	$85,610
Accounts receivable, net of allowances of $976 and $1,027	48,788	34,984
Due from related parties	17,929	14,718
Prepaid expenses and other	14,760	11,914
Inventories	31,317	28,965
Total current assets	166,864	176,191

Property, plant and equipment, net of accumulated depreciation of $166,736 and $155,582	1,022,989	916,811
Investments	126,716	123,599
Goodwill	64,136	29,529
Other assets	22,677	19,461
	$1,403,382	$1,265,591

Liabilities and Shareholders’ Equity
Working capital facilities	$38,936	$42,920
Accounts payable	24,724	23,839
Due to related parties	6,669	5,453
Accrued liabilities	59,205	37,288
Deferred revenue	22,078	20,493
Current portion of long-term debt and capital leases	57,799	46,245
Total current liabilities	209,411	176,238

Long-term debt and obligations under capital leases	495,969	537,461
Deferred income taxes	16,496	2,710
	721,876	716,409
Minority interest	4,574	4,192

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued-36,887,851 (2004 - 31,790,601)	368	318
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued-20,503,877	205	205
Additional paid-in capital	404,038	280,212
Retained earnings	310,841	277,281
Accumulated other comprehensive loss	(38,339)	(12,845)
Less: reduction due to Class B common shares owned by a subsidiary - 18,044,478	(181)	(181)
Total shareholders’ equity	676,932	544,990
Commitments and contingencies	—	—
	$1,403,382	$1,265,591

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2005	2004
	(Dollars in thousands, except per share amounts)

Revenue	$127,733	$100,025

Expenses:
Depreciation and amortization	8,598	7,182
Operating	58,146	47,800
Selling, general and administrative	34,761	29,236
Total expenses	101,505	84,218

Earnings from operations before net finance costs	26,228	15,807

Interest expense, net	(7,896)	(4,826)
Interest and related income	77	75
Net finance costs	(7,819)	(4,751)

Earnings before income taxes	18,409	11,056

Provision for income taxes	3,025	2,504

Earnings before earnings from unconsolidated companies	15,384	8,552

Earnings from unconsolidated companies, net of tax	4,099	2,943

Net earnings on class A and class B common shares	$19,483	$11,495

Net earnings per class A and class B common share:
Basic	$0.50	$0.34
Diluted	$0.49	$0.34

Dividends per class A and class B common share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Nine months ended September 30,	2005	2004
	(Dollars in thousands, except per share amounts)

Revenue	$334,474	$264,395

Expenses:
Depreciation and amortization	25,048	21,151
Operating	157,826	129,559
Selling, general and administrative	101,159	84,282
Total expenses	284,033	234,992

Earnings from operations before net finance costs	50,441	29,403

Interest expense, net	(21,701)	(14,776)
Interest and related income	4,152	169
Net finance costs	(17,549)	(14,607)

Earnings before income taxes	32,892	14,796

Provision for income taxes	6,147	3,867

Earnings before earnings from unconsolidated companies	26,745	10,929

Earnings from unconsolidated companies, net of tax	9,638	8,871

Net earnings on class A and class B common shares	$36,383	$19,800

Net earnings per class A and class B common share:
Basic	$0.96	$0.58
Diluted	$0.95	$0.58

Dividends per class A and class B Common share	$0.075	$0.075

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$36,383	$19,800
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,048	21,151
Undistributed earnings of affiliates	(2,537)	(2,822)
Other non-cash items	(2,438)	1,695
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(23,205)	(10,076)
Increase in inventories	(4,081)	(887)
Increase in payables, accrued liabilities and deferred revenue	26,709	16,160

Total adjustments	19,496	25,221

Net cash provided by operating activities	55,879	45,021

Cash flows from investing activities:
Capital expenditures	(102,831)	(44,141)
Acquisitions and investments, net of cash acquired	(99,713)	(14,809)
Dividends received from affiliates	624	—
Proceeds from sale of fixed assets	3,613	211

Net cash used in investing activities	(198,307)	(58,739)

Cash flows from financing activities:
Net (repayment of)/proceeds from working capital facilities and redrawable loans	(96,605)	1,078
Issuance of common shares	123,876	—
Issuance of long-term debt	116,834	20,666
Principal payments under long-term debt	(28,796)	(35,100)
Payment of common share dividends	(2,823)	(2,569)

Net cash provided by/(used in) financing activities	112,486	(15,925)

Effect of exchange rate changes on cash and cash equivalents	(1,598)	49

Net decrease in cash and cash equivalents	(31,540)	(29,594)

Cash and cash equivalents at beginning of period	85,610	81,347

Cash and cash equivalents at end of period	$54,070	$51,753

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)

Balance, January 1, 2005	$—	$318	$205	$280,212	$277,281	$(12,845)	$(181)
Issuance of Class A common shares in public offering, net of issuance costs	—	50	—	121,848	—	—	—
Stock-based compensation	—	—	—	1,080	—	—	—
Stock options exercised	—	—	—	898	—	—	—
Dividends on common shares	—	—	—	—	(2,823)	—	—
Comprehensive loss:
Net earnings on common shares for the period	—	—	—	—	36,383	—	—	$36,383
Other comprehensive loss	—	—	—	—	—	(25,494)	—	(25,494)
								$(10,889)
Balance, September 30, 2005	$—	$368	$205	$404,038	$310,841	$(38,339)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.  At September 30, 2005, Sea Containers Ltd., a Bermuda company (“SCL”), owned 25% of the equity shares in the Company.

(a)  Accounting policies

For a description of significant accounting policies and basis of presentation, see Notes 1 and 15 to the consolidated financial statements in the Company’s 2004 Form 10-K annual report.  As of September 30, 2005, these significant accounting policies have not changed from December 31, 2004, except as referred to in Note 1(c) below.  “SFAS” means Statement of Financial Accounting Standards and “FIN” means an accounting interpretation, both of the U.S. Financial Accounting Standards Board.

The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2005 and 2004, which are all of a normal recurring nature, have been reflected in the information provided.  Due to the seasonal nature of OEH’s business, operating results for the interim period are not necessarily indicative of a full year’s operating results.

(b) Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended September 30,	2005	2004

Basic	39,335	34,250
Effect of dilution	390	99
Diluted	39,725	34,349

Nine months ended September 30,	2005	2004

Basic	37,819	30,800
Effect of dilution	339	53
Diluted	38,158	30,853

For the three months ended September 30, 2005 and 2004, the anti-dilutive effect of stock options on nil and 54,649 class A common shares, respectively, was excluded from the computation of diluted earnings per share.  For the nine months ended September 30, 2005 and 2004, the anti-dilutive effect of stock options on 2,553 and 40,381 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

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

With effect from January 1, 2005, the Company adopted SFAS No. 123R, “Stock-Based Payment”, and chose the modified prospective application as its transition method.  Prior to January 1, 2005, the Company has historically reflected the pro-forma impact to net income had all previously issued stock-based compensation been expensed under the provisions of SFAS No. 123.  Upon adoption of SFAS No. 123R, all previously issued stock-based compensation vesting during the three and nine months ended September 30, 2005 has been reflected in the Company’s net earnings, as reported for each period.  This resulted in an expense in the three and nine months ended September 30, 2005 of $519,000 and $1,080,000, respectively.  The following tables illustrate the effect on income attributable to common shares and earnings per share for the three and nine months ended September 30, 2004 had the fair-value based provisions of SFAS No. 123R been applied (dollars in thousands except per share amounts):

Three months ended September 30,	2004

Net earnings on common shares:
As reported	$11,495
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax	(261)
Pro-forma	$11,234

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.34
Proforma:
Basic and diluted	$0.33

Nine months ended September 30,	2004

Net earnings on common shares:
As reported	$19,800
Add:
Stock-based compensation expense included in reported net income, net of related tax effects	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method, net of related tax	(635)
Pro-forma	$19,165

Basic and diluted earnings per share:
As reported:
Basic and diluted	$0.58
Proforma:
Basic and diluted	$0.56

(d)  Dividends

On January 5, 2005, the Company declared a dividend of $0.025 per common share payable February 4, 2005 to shareholders of record January 20, 2005.  On April 5, 2005, the Company declared a dividend of $0.025 per common share payable May 5, 2005 to shareholders of record April 20, 2005.  On July 5, 2005, the Company declared a dividend of $0.025 per common share payable August 5, 2005 to shareholders of record July 20, 2005.

(e)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,482,000 and $2,100,000 for the three months ended September 30, 2005 and 2004, respectively, and $7,150,000 and $6,049,000 for the nine months ended September 30, 2005 and 2004, respectively.

(f)  Recent accounting pronouncements

The Company adopted SFAS No. 123R with effect from January 1, 2005 (see Note 1(c)).

(g)  Reclassifications

Certain items in 2004 have been reclassified to conform to the 2005 presentation.

(h)  Other significant events

Because of hurricane Katrina, the Windsor Court Hotel in New Orleans suffered damage and remained closed throughout the period from August 29 to September 30, 2005.  OEH’s insurance covers property damage and loss of earnings under business interruption for 12 months after the event.  The third quarter earnings from operations include within revenue an insurance recovery of $2,300,000 for business interruption which covers net operating expenses recorded during the closure period.  The initial property damage claim submitted at September 30, 2005, amounted to $1,250,000 and has been recorded as an offset against the costs incurred.  The excess of the insurance recovery claimed over the losses recorded in the third quarter has not been recognized in the financial statements because the excess represents a contingent gain and will only be recognized when the contingencies are resolved.

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

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  These initial purchase price allocations may be adjusted within one year, given the time it takes to obtain pertinent valuations to finalize the initial fair value estimates from the purchase date.  Accordingly, subsequent revisions to the estimates of the fair value of assets acquired and liabilities assumed as a result of final appraisals may occur (dollars in thousands):

September 30, 2005
Current assets	$2,740
Property, plant and fixtures and fittings	71,752
Goodwill	37,000
Total assets acquired	111,492

Current liabilities	3,992
Deferred income taxes	12,500
Total liabilities assumed	16,492
Net assets acquired	$95,000

Goodwill of $37,000,000 has been recorded of which $ nil will be deductible for tax purposes.  The initial estimated fair value of the building has been based on its estimated replacement cost.

The acquisition of the Grand Hotel Europe has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the condensed consolidated financial statements of OEH from February 8, 2005.

3.  Investments

On April 29, 2005, OEH acquired 50% of the equity in the Great Scottish and Western Railway Co. Ltd., which currently operates the Royal Scotsman luxury tourist train on a seasonal service largely within Scotland.  The initial investment was $2,700,000 of which $1,300,000 was paid in cash and the balance represents 50% of the long-term debt within the company in which OEH has invested.  OEH has an option to acquire the remaining 50% of the equity in two years time at an enterprise valuation based upon a multiple of the average EBITDA for the previous 36 months, as defined in the purchase agreement.  This investment has been accounted for under the equity method of accounting.

On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia.  Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company’s shares.  As of September 30, 2005, OEH had provided $8,000,000 (December 31, 2004-$4,625,000) in loans in Pansea which are recorded in other assets.  The conversion price of the loans is determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement).  OEH is not managing the hotels but is marketing them along with its other properties.

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held and accounted for under the equity method of accounting by OEH are as follows (dollars in thousands):

	September 30, 2005	December 31, 2004

Current assets	$45,074	$39,993
Property, plant and equipment, net	347,728	357,949
Other assets	5,831	5,469
Total assets	$398,633	$403,411

Current liabilities	$51,271	$41,290
Long-term debt	208,415	216,251
Other liabilities	83,260	79,403
Total shareholders’ equity	55,687	66,467
Total liabilities and shareholders’ equity	$398,633	$403,411

Three months ended September 30,	2005	2004

Revenue	$41,205	$36,605
Earnings from operations before net finance costs	$6,888	$7,322
Net losses	$(83)	$1,126

Nine months ended September 30,	2005	2004

Revenue	$118,519	$65,257
Earnings from operations before net finance costs	$16,138	$9,610
Net losses	$(2,866)	$(741)

4.  Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
Freehold and leased land and buildings	$863,680	$769,951
Machinery and equipment	163,288	149,191
Fixtures, fittings and office equipment	144,431	134,935
River cruiseship and canalboats	18,326	18,316
	1,189,725	1,072,393
Less: accumulated depreciation	(166,736)	(155,582)
	$1,022,989	$916,811

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
Land and buildings	$10,019	$14,612
Machinery and equipment	2,276	2,410
Fixtures, fittings and office equipment	4,792	4,886
	17,087	21,908
Less: accumulated depreciation	(2,358)	(2,591)
	$14,729	$19,317

5.  Goodwill

OEH’s goodwill consists of $750,000 related to the trains and cruises reporting segment and $63,386,000 related to the hotels and restaurants reporting segment, of which $37,000,000 relates to initial purchase price allocations for the acquisition of the Grand Hotel Europe effective February 8, 2005 (see Note 2).

6.  Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.37% and 4.18%, respectively, primarily based on LIBOR	$540,869	$567,012
Obligations under capital lease	12,899	16,694
	553,768	583,706
Less: current portion	57,799	46,245
	$495,969	$537,461

Certain credit agreements of OEH have restrictive covenants.  At September 30, 2005, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility borrowed during 2003 and secured by three of OEH’s Italian hotels. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2005 (dollars in thousands):

Year ending December 31,

2006	$70,831
2007	120,395
2008	129,834
2009	53,782
2010 and thereafter	121,127
$495,969

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

7.  Income taxes

Income taxes provided by OEH related principally to its foreign subsidiaries as pre-tax income is primarily foreign.  The provision for income taxes consisted of the following (dollars in thousands):

Three months ended September 30, 2005	Current	Deferred	Total

United States	$(227)	$(46)	$(273)
Other foreign	1,416	1,882	3,298
	$1,189	$1,836	$3,025

Three months ended September 30, 2004	Current	Deferred	Total

United States	$(497)	$304	$(193)
Other foreign	504	2,193	2,697
	$7	$2,497	$2,504

Nine months ended September 30, 2005	Current	Deferred	Total

United States	$383	$1,111	$1,494
Other foreign	4,744	(91)	4,653
	$5,127	$1,020	$6,147

Nine months ended September 30, 2004	Current	Deferred	Total

United States	$93	$271	$364
Other foreign	2,082	1,421	3,503
	$2,175	$1,692	$3,867

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	September 30, 2005	December 31, 2004

Gross deferred tax assets	$63,222	$64,493
Less: Valuation allowance	(31,741)	(31,996)
Net deferred tax assets	31,481	32,497
Deferred tax liabilities	(47,977)	(35,207)
Net deferred tax liabilities	$(16,496)	$(2,710)

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

The deferred tax liabilities at September 30, 2005 include a liability of $12,500,000 in respect of the Grand Hotel Europe.  The liability is caused by the difference between the tax basis and the fair value of the depreciable assets at the acquisition date.

8.  Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended September 30,	2005	2004

Service cost	$216	$206
Interest cost	171	96
Expected return on plan assets	(129)	(109)
Amortization of net loss	61	34
Net periodic benefit cost	$319	$227

Nine months ended September 30,	2005	2004

Service cost	$670	$619
Interest cost	531	288
Expected return on plan assets	(400)	(328)
Amortization of net loss	190	103
Net periodic benefit cost	$991	$682

As reported in Note 7 to the financial statements in the Company’s 2004 Form 10-K annual report, OEH expected to contribute $833,000 to its pension plans in 2005.  As of September 30, 2005, $711,000 of contributions were made.  OEH anticipates contributing an additional $122,000 to fund its pension plans in 2005 for a total of $833,000.

9.  Supplemental cash flow information

     (Dollars in thousands):

Nine months ended September 30,	2005	2004

Cash paid for:
Interest	$21,488	$15,075
Income taxes	$7,141	$2,988

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Nine months ended September 30,	2005	2004

Fair value of assets acquired	$111,492	$3,000
Cash paid	(95,000)	(3,000)
Liabilities assumed	$16,492	$—

10.  Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	September 30, 2005	December 31, 2004
Foreign currency translation adjustments	$(38,211)	$(12,636)
Net change on derivative financial instruments	(128)	(209)
	$(38,339)	$(12,845)

The components of comprehensive loss are as follows (dollars in thousands):

Nine months ended September 30,	2005	2004

Net earnings on common shares	$36,383	$19,800
Foreign currency translation adjustments	(25,575)	544
Change in fair value of derivatives	81	(157)
Comprehensive loss	$(10,889)	$20,187

11.  Commitments

Outstanding contracts to purchase fixed assets were approximately $18,300,000 at September 30, 2005 (December 31, 2004 - $27,200,000).

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

	Three months ended September 30,	2005	2004
	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	$62,993	$46,912
	- North America	19,541	13,973
	- Rest of world	21,725	18,009
	Hotel management/part ownership interests	1,974	1,409
	Restaurants	3,430	3,136
		109,663	83,489
	Tourist trains and cruises	18,070	16,586
		$127,733	$100,025

	Segment EBITDA:
Owned hotels	- Europe	$26,878	$19,644
	- North America	3,627	367
	- Rest of world	4,185	3,052
	Hotel management/part ownership interests	3,880	2,887
	Restaurants	(165)	(436)
	Tourist trains and cruises	5,967	4,560
	Central overheads	(4,856)	(4,142)
		$39,516	$25,932

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$39,516	$25,932
	Less:
	Depreciation and amortization	8,598	7,182
	Net finance costs	7,819	4,751
	Provision for income taxes	3,025	2,504
	Share of provision for income taxes of unconsolidated companies	591	—
	Net earnings	$19,483	$11,495

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended September 30,	2005	2004
Revenue:
Europe	$80,201	$62,748
North America	23,425	17,517
Rest of world	24,107	19,760
	$127,733	$100,025

	Nine months ended September 30,	2005	2004

	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	$134,468	$96,046
	- North America	66,473	53,434
	- Rest of world	67,155	55,512
	Hotel management/part ownership interests	6,392	4,838
	Restaurants	14,419	13,117
		288,907	222,947
	Tourist trains and cruises	45,567	41,448
		$334,474	$264,395

	Depreciation and amortization:
	Hotels and restaurants
Owner hotels	- Europe	$9,895	$7,450
	- North America	5,382	4,789
	- Rest of world	6,263	5,869
	Restaurants	642	577
		22,182	18,685
	Tourist trains and cruises	2,866	2,466
		$25,048	$21,151

	Segment EBITDA:
Owned hotels	- Europe	$44,836	$29,452
	- North America	15,121	9,382
	- Rest of world	14,223	11,141
	Hotel management/part ownership interests	12,494	10,571
	Restaurants	2,485	1,534
	Tourist trains and cruises	11,025	8,901
	Central overheads	(14,007)	(11,556)
		$86,177	$59,425

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$86,177	$59,425
	Less:
	Depreciation and amortization	25,048	21,151
	Net finance costs	17,549	14,607
	Provision for income taxes	6,147	3,867
	Share of provision for income taxes of unconsolidated companies	1,050	—
	Net earnings	$36,383	$19,800

	Earnings from unconsolidated companies:
	Hotels and restaurants
	Hotel management/part ownership interests	$5,689	$5,733
	Restaurants	152	78
		5,841	5,811
	Tourist trains and cruises	3,797	3,060
		$9,638	$8,871

	Capital expenditure:
Owned hotels	- Europe	$57,414	$22,744
	- North America	21,775	8,557
	- Rest of world	17,711	11,617
	Hotel management/part ownership interests	—	—
	Restaurants	899	510
	Tourist trains and cruises	5,032	713
		$102,831	$44,141

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Nine months ended September 30,	2005	2004
Revenue:
Europe	$176,873	$134,987
North America	82,927	68,562
Rest of world	74,674	60,846
	$334,474	$264,395

13.  Related party transactions

For the three months ended September 30, 2005, OEH paid subsidiaries of SCL $1,429,000 (2004 - $1,333,000) for the provision of various services under a services agreement between OEH and SCL.  For the nine months ended September 30, 2005, OEH paid subsidiaries of SCL $4,408,000(2004 - $4,009,000) for the provision of various services under the same agreement.  These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended September 30, 2005, OEH earned $870,000 (2004 - $700,000) in management fees which are recorded in revenue, and $2,483,000 (2004 - $2,100,000)

in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.  For the nine months ended September 30, 2005, OEH earned $3,326,000 (2004 - $2,931,000) in management fees which are recorded in revenue, and $7,151,000 (2004 - $6,049,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended September 30, 2005, OEH earned management and guarantee fees of $1,450,000 (2004 - $1,014,000) which are recorded in revenue, and loan interest of $28,000 (2004 - $27,000) which is recorded in earnings from unconsolidated companies.  In the nine months ended September 30, 2005, OEH earned management and guarantee fees of $3,518,000 (2004 - $2,620,000) which are recorded in revenue, and loan interest of $86,000 (2004 - $77,000) which is recorded in earnings from unconsolidated companies.  At September 30, 2005, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2005.  At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages, under a long-term contract, the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended September 30, 2005, OEH earned $256,000 (2004 - $216,000) in management fees, which are included in revenue.  For the nine months ended September 30, 2005, OEH earned $825,000 (2004 - $664,000) in management fees, which are included in revenue.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2005 compared to Three months ended September 30, 2004

OEH’s operating results for the three months ended September 30, 2005 and 2004, expressed as a percentage of revenue, were as follows:

	Three months ended September 30,
	2005	2004
	%	%
Revenue:
Hotels and restaurants	86	83
Tourist trains and cruises	14	17
	100	100
Expenses:
Depreciation and amortization	7	7
Operating	47	48
Selling, general and administrative	26	29
Net finance costs	6	5
Earnings before income taxes	14	11
Provision from income taxes	(2)	(3)
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	15	11

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended September 30, 2005 and 2004 are analyzed as follows (dollars in millions):

	Three months ended September 30,
	2005	2004
Segment EBITDA:
Owned hotels
Europe	$26.9	$19.6
North America	3.6	0.4
Rest of the world	4.2	3.0
Hotel management interests	3.9	2.9
Restaurants	(0.2)	(0.4)
Tourist trains and cruises	6.0	4.6
Central overheads	(4.9)	(4.1)
Segment EBITDA	$39.5	$26.0

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended September 30,
	2005	2004
Segment net earnings	$19.5	$11.5
Add:
Depreciation and amortization	8.6	7.2
Net finance costs	7.8	4.8
Provision for income taxes	3.0	2.5
Share of provision for income taxes of unconsolidated companies	0.6	—
Segment EBITDA	$39.5	$26.0

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

Operating information for OEH’s owned hotels for the three months ended September 30, 2005 and 2004 is as follows:

	Three months ended September 30,
	2005	2004

Average Daily Rate (in dollars)
Europe	625	740
North America	278	260
Rest of the world	262	235
Worldwide	427	414

Rooms Sold (in thousands)
Europe	61	39
North America	30	31
Rest of the world	47	43
Worldwide	138	113

RevPAR (in dollars)
Europe	417	477
North America	183	156
Rest of the world	148	122
Worldwide	267	240

			Change %
				Local
			Dollars	Currency
Same Store RevPAR (in dollars)
Europe	506	477	6%	5%
North America	206	178	16%	16%
Rest of the world	148	122	21%	22%
Worldwide	284	256	11%	10%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is rooms revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

The net earnings for the period were $19.5 million ($0.50 per common share) on revenue of $127.7 million, compared with net earnings of $11.5 million ($0.34 per common share) on revenue of $100.0 million in the prior year third quarter.  The results for the quarter represent a 70% increase in net earnings over the prior year quarter and a 47% increase in earnings per share.

This is largely due to improved trading conditions in all businesses in which OEH operates and is the general trend in the lodging and hospitality business worldwide as well as the acquisition of the Grand Hotel Europe.  With little forecast growth in additional supply over the next few years in luxury hotel rooms combined with an increasing demand for luxury travel experiences from a demographically ageing and wealthier population, the outlook for continuing improvements in trading conditions is very positive.  OEH’s outlook for 2006 is very positive with same store bookings (excluding Windsor Court and Maroma) up 16% over 2005.

Hurricane Katrina in August damaged the Windsor Court Hotel which has now reopened.  The lost earnings at the hotel as a result of the hurricane are covered by property damage and business interruption insurance, subject to relevant deductible amounts.  The impact of the hurricane on reported third quarter 2005 earnings was limited to the deductible and lost net earnings which OEH expects to record when realized. There will be a similar accounting treatment of insurance claims made with respect to Maroma Resort and Spa which was damaged by hurricane Wilma in the fourth quarter of 2005.

Revenue

Total revenue increased by $27.7 million, or 28%, from $100.0 million in the three months ended September 30, 2004 to $127.7 million in the three months ended September 30, 2005.  Hotels and restaurants revenue increased by $26.3 million, or 32%, from $83.4 million in the three months ended September 30, 2004 to $109.7 million in the three months ended September 30, 2005, and tourist trains and cruises increased by $1.4 million, or 8%, from $16.6 million for the three months ended September 30, 2004 to $18.0 million for the three months ended September 30, 2005.

The increase for hotels and restaurants (including management fee income) was mainly due to an increase at OEH’s owned hotels of $26.0 million, or 32%, from $80.3 million in the three months ended September 30, 2004 to $106.3 million in the three months ended September 30, 2005.  The revenue from restaurants increased by $0.3 million, or 10%, from $3.1 million in the three months ended September 30, 2004 to $3.4 million in the three months ended September 30, 2005.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 11% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Measured in local currencies this increase was 10%, of which around 5% was due to improved occupancy and 5% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $16.1 million, or 34%, from $46.9 million for the three months ended September 30, 2004 to $63.0  million for the three months ended September 30, 2005.  This increase included revenue of $10.5 million from the Grand Hotel Europe, St Petersburg, which was acquired on February 8, 2005, and $3.2 million from the Hotel Caruso which opened in July 2005.

On a same store basis, RevPAR in local currency increased by 5%, but in U.S. dollars this translated into an increase of 6% as the euro was slightly stronger against the dollar in the third quarter of 2005 compared to the third quarter of 2004.  The RevPAR increase in local currency was principally due to increased achieved average daily rate at the hotels.

North America.  Revenue increased by $5.6 million, or 40%, from $13.9 million in the three months ended September 30, 2004 to $19.5 million in the three months ended September 30, 2005.  This increase included revenue from El Encanto which was acquired on November 1, 2004.  Revenue from land sales at Keswick Hall Hotel was $2.5 million in the three months ended September 30, 2005, an increase of $2.0 million on the three months ended September 30, 2004.  (Earnings from operations before net finance costs resulting from these land sales were $2.2 million in the 2005 quarter, an increase of $1.8 million over the 2004 quarter.)

On a same store basis, RevPAR increased by 16% which was driven by an 8% increase in achieved daily rate with 8% related to occupancy.

Rest of the World.  Revenue increased by $3.7 million, or 21%, from $18.0 million in the three months ended September 30, 2004 to $21.7 million in the three months ended September 30, 2005.

The RevPAR on a same store basis for the rest of the world region increased by 21% in local currencies in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  Approximately 13% of this increase was due to increased achieved daily rate at the hotels and the balance was due to higher occupancies.  This RevPAR increase in local currencies was also 22% when expressed in U.S. dollars.

Depreciation and amortization

Depreciation and amortization increased by $1.4 million, or 19%, from $7.2 million in the three months ended September 30, 2004 to $8.6 million in the three months ended September 30, 2005, primarily due to the effect of acquisitions and capital expenditures in 2004 and 2005 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

Operating expenses increased by $11.8 million, or 25%, from $47.8 million in the three months ended September 30, 2004 to $59.6 million in the three months ended September 30, 2005, mainly due to the effect of the Grand Hotel Europe acquisition and the Hotel Caruso opening as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.1 million, or 14%, from $29.2 million in the three months ended September 30, 2004 to $33.3 million in the three months ended September 30, 2005, mainly due to the aforementioned acquisition and opening, as well as exchange rate movements due to weakening of the U.S. dollar.

Earnings from operations before net finance costs

Earnings from operations increased by $10.4 million from earnings of $15.8 million in the three months ended September 30, 2004 to earnings of $26.2 million in the three months ended September 30, 2005, due to the factors described above.

Net finance costs

Net finance costs increased by $3.0 million, or 63%, from $4.8 million for the three months ended September 30, 2004 to $7.8 million for the three months ended September 30, 2005.  This was due to increased interest rates on U.S. dollar borrowings and the interest on the debt for the financing of acquisitions made in 2005.

Provision for income taxes

The provision for income taxes increased by $0.5 million, from a provision of $2.5 million in the three months ended September 30, 2004 to a provision of $3.0 million in the three months ended September 30, 2005. The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income taxes incurred by subsidiaries operating in jurisdictions that impose an income tax.  The increased provision was due to the increased profitability of some of these subsidiaries.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $1.2 million, or 41%, from $2.9 million in the three months ended September 30, 2004 to $4.1 million in the three months ended September 30, 2005.

Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004

OEH’s operating results for the nine months ended September 30, 2005 and 2004, expressed as a percentage of revenue, were as follows:

	Nine months ended September 30,
	2005	2004
	%	%
Revenue:
Hotels and restaurants	86	84
Tourist trains and cruises	14	16
	100	100
Expenses:
Depreciation and amortization	7	8
Operating	48	49
Selling, general and administrative	30	32
Net finance costs	5	6
Earnings before income taxes	10	5
Provision for income taxes	(2)	(1)
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	11	7

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2005 and 2004 are analyzed as follows (dollars in millions):

	Nine months ended September 30,
	2005	2004
Segment EBITDA:
Owned hotels:
Europe	$44.8	$29.5
North America	15.1	9.4
Rest of the world	14.2	11.1
Hotel management interests	12.5	10.6
Restaurants	2.5	1.5
Tourist trains and cruises	11.0	8.9
Central overheads	(13.9)	(11.6)
Segment EBITDA	$86.2	$59.4

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Nine months ended September 30,
	2005	2004
Segment net earnings	$36.4	$19.8
Add:
Depreciation and amortization	25.0	21.1
Net finance costs	17.5	14.6
Provision for income taxes	6.1	3.9
Share of provision for income taxes of unconsolidated companies	1.2	—
Segment EBITDA	$86.2	$59.4

Operating information for OEH’s owned hotels for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine months ended September 30,
	2005	2004

Average Daily Rate (in dollars)
Europe	565	645
North America	330	321
Rest of the world	270	235
Worldwide	392	373

Rooms Sold (in thousands)
Europe	140	88
North America	112	104
Rest of the world	142	134
Worldwide	394	326

RevPAR (in dollars)
Europe	343	370
North America	224	210
Rest of the world	155	127
Worldwide	240	217

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	409	376	9%	6%
North America	245	225	9%	9%
Rest of the world	155	128	21%	18%
Worldwide	249	223	12%	10%

Overview

The net earnings for the period were $36.4 million ($0.96 per common share) on revenue of $334.5 million, compared with net earnings of $19.8 million ($0.58 per common share) on revenue of $264.4 million in the prior year nine months.  This represents an increase of 84% in net earnings in the period over the prior year period and an increase of 66% in earnings per common share.

Revenue

Total revenue increased by $70.1 million, or 27%, from $264.4 million in the nine months ended September 30, 2004 to $334.5 million in the nine months ended September 30, 2005.  Hotels and restaurants revenue increased by $66.0 million, or 30%, from $222.9 million in the nine months ended September 30, 2004 to $288.9 million in the nine months ended September 30, 2005, and tourist trains and cruises increased by $4.1 million, or 10%, from $41.5 million for the nine months ended September 30, 2004 to $45.6 million for the nine months ended September 30, 2005.

The increase for hotels and restaurants (including management fee income) was mainly due to an increase at OEH’s owned hotels of $63.1 million, or 31%, from $209.8 million in the nine months ended September 30, 2004 to $274.5 million in the nine months ended September 30, 2005.  The revenue from restaurants increased by $1.3 million, or 10%, from $13.1 million in the nine months ended September 30, 2004 to $14.4 million in the nine months ended September 30, 2005 which was mainly due to the ‘21’ Club in New York which has seen improvements in its banqueting business following increased corporate entertainment activity.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 12% in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  Measured in local currencies this increase was 10%, of which 4% was due to improved occupancy and 6% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $38.5 million, or 40%, from $96.0 million for the nine months ended September 30, 2004 to $134.5 million for the nine months ended September 30, 2005.  This increase included revenue from the Grand Hotel Europe, St Petersburg, which was acquired on February 8, 2005.  The revenue from the hotel between this date and September 30, 2005 was $25.0 million.

On a same store basis, RevPAR in local currency increased by 6% (which was entirely related to daily rate), but in U.S. dollars this translated into an increase of 9% as the euro was stronger against the dollar in the third quarter of 2005 compared to the third quarter of 2004.

North America.  Revenue increased by $13.1 million, or 25%, from $53.4 million in the nine months ended September 30, 2004 to $66.5 million in the nine months ended September 30, 2005.  This increase included revenue from El Encanto Hotel which was acquired on November 1, 2004.  The revenue from this hotel in the nine months to September 30, 2005 was $5.5 million.  Excluding revenue from El Encanto, revenue increased by $7.6 million, or 14%, from $53.4 million for the nine months ended September 30, 2004 to $61.0 million for the nine months ended September 30, 2005.  Revenue from land sales at Keswick Hall Hotel was $3.5 million in the nine months ended September 30, 2005, an increase of $2.6 million on the nine months ended September 30, 2004.  (Earnings from operations before net finance costs resulting from these land sales were $2.8 million in the 2005 period, an increase of $2.2 million over the 2004 period.)

On a same store basis, RevPAR increased by 9% which was driven by a 5% increase in occupancy and a 4% improvement in achieved daily rate.

Rest of the World.  Revenue increased by $11.7 million, or 21%, from $55.5 million in the nine months ended September 30, 2004 to $67.2 million in the nine months ended September 30, 2005.

The RevPAR on a same store basis for the rest of the world region increased by 18% in local currencies in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  Approximately 7% of this increase was due to increased occupancies at the hotels and the balance (11%) was due to a higher achieved daily rate.  This RevPAR increase in local currencies translated to a 21% increase when expressed in U.S. dollars primarily as the South African rand and Australian dollar were stronger against the U.S. dollar in the period over the comparable period of 2004.

Depreciation and amortization

Depreciation and amortization increased by $3.8 million, or 18%, from $21.2 million in the nine months ended September 30, 2004 to $25.0 million in the nine months ended September 30, 2005, primarily due to the effect of acquisitions and capital expenditures in 2004 and 2005 as well as the effect of the weakness of the U.S. dollar against currencies in which OEH records some of its assets.

Operating expenses

Operating expenses increased by $29.7 million, or 23%, from $129.6 million in the nine months ended September 30, 2004 to $159.3 million in the nine months ended September 30, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs operating expenses, increased occupancies at the hotels and acquisition of additional hotels in 2004 and 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $15.4 million, or 18%, from $84.3 million in the nine months ended September 30, 2004 to $99.7 million in the nine months ended September 30, 2005, mainly due to the effect of the weakness of the U.S. dollar against currencies in which OEH incurs these expenses and acquisitions of additional hotels in 2004 and 2005.

Earnings from operations before net finance costs

Earnings from operations increased by $21.0 million, or 71%, from earnings of $29.4 million in the nine months ended September 30, 2004 to earnings of $50.4 million in the nine months ended September 30, 2005, due to the factors described in the overview above.

Net finance costs

Net finance costs increased by $2.9 million, from $14.6 million for the nine months ended September 30, 2004 to $17.5 million for the nine months ended September 30, 2005, which included a foreign exchange gain of $3.6 million.  Excluding this gain, net finance costs increased by $6.5 million, or 45%, from $14.6 million for the nine months ended September 30, 2004 to $21.1 million for the nine months ended September 30, 2005.

Provision for income taxes

The provision for income taxes increased by $2.2 million, from a provision of $3.9 million in the nine months ended September 30, 2004 to a provision of $6.1 million in the nine months ended September 30, 2005. The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to subsidiaries operating in jurisdictions that impose an income tax.  The increased provision was mainly due to the increased profitability of some of these subsidiaries.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $0.7 million, or 8%, from $8.9 million in the nine months ended September 30, 2004 to $9.6 million in the nine months ended September 30, 2005.  This was mainly due to higher earnings from OEH’s investment in the Charleston Place.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $54.1 million at September 30, 2005, $31.5 million less than the $85.6 million at December 31, 2004.  At September 30, 2005, the undrawn amounts available to OEH under its short-term lines of credit were $13.2 million.  In addition, at September 30, 2005 there were undrawn amounts committed under long-term facilities of $84.0 million.  OEH’s total cash and availability at September 30, 2005 was, therefore, $151.3 million including the undrawn short-term lines.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $42.5 million at September 30, 2005, a decrease in the working capital of $42.5 million from a balance of zero at December 31, 2004.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash provided by operating activities increased by $10.9 million from $45.0 million for the nine months ended September 30, 2004 to $55.9 million for the nine months ended September 30, 2005, mainly due to the increase in net earnings of $16.6 million for the period over the prior year period.

Investing Activities.  Cash used in investing activities increased by $139.6 million to $198.3 million for the nine months ended September 30, 2005, compared to $58.7 million for the nine months ended September 30, 2004.  This was mainly due to the acquisition of the Grand Hotel Europe on February 8, 2005.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2005 was an increase of $128.4 million from cash used in financing activities of $15.9 million in the nine months ended September 30, 2004.  In the nine months ended September 30, 2005, OEH had proceeds from borrowings under long-term debt of $116.8 million which included $57.5 million of finance on the Grand Hotel Europe acquisition, compared to proceeds of $20.7 million for the nine months ended September 30, 2004.  In the nine months ended September 30, 2005, OEH had net proceeds from the issuance of common shares of $123.9 million, which were primarily used to pay down a revolving credit facility secured on three of OEH’s Italian hotels ($95.0 million) which can be re-drawn at any time with the balance going to cash to be used for general corporate purposes including acquisitions and investments.

Capital Commitments.  There were $18.3 million of capital commitments outstanding as of September 30, 2005 mainly on investments in owned hotels.

Indebtedness

At September 30, 2005, OEH had $553.8 million of long-term debt secured by assets ($499.7 million net of cash), including the current portion, which is repayable over periods of 1 to 11 years with a weighted average interest rate of 5.37%.  See Note 6 to the financial statements regarding the maturity of long-term debt.

Approximately 34% of the outstanding principal was drawn in euros and the balance primarily in U.S. dollars.  At September 30, 2005, 99% of borrowings of OEH were in floating interest rates.

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

Recent Accounting Pronouncements

The Company has adopted SFAS No. 123R, “Share-Based Payment”, effective January 1, 2005 and has chosen the modified prospective application as its transition method.  This resulted in an expense of $519,000 and $1,080,000 in the three and nine months ended September 30, 2005, respectively, relating to the amortization of the fair value of options granted.  The expected expense in future periods on the outstanding non-vested share options granted, prior to September 30, 2005 is as follows at September 30, 2005 (dollars in thousands):

Year ended December 31,
Remainder of 2005	$204
2006	627
2007	337
2008	81

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

As of September 30, 2005, the Company’s significant accounting policies and estimates, which are described in Notes 1 and 15 to the financial statements in the Company’s 2004 Form 10-K annual report, have not changed from December 31, 2004 other than the change described above.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,900,000 on an annual basis based on borrowings at September 30, 2005. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the three and nine months ended September 30, 2005 from those described in the Company’s 2004 Form 10-K annual report.

ITEM 4.  Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2005 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the third quarter of 2005, the Company replaced its chief financial officer, the former chief financial officer having resigned, and employed additional legal, tax and accounting personnel including a qualified accountant knowledgeable in U.S. generally accepted accounting principles.

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

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ P.M. White
Paul M. White
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: November 8, 2005

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

31 - Rule 13a-14(a)/15d-14(a) Certifications.

32 - Section 1350 Certification.