Form 10-K
period 2005-12-31
ORIENT EXPRESS HOTELS LTD
filed 2006-03-06
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 1-16017

ORIENT-EXPRESS HOTELS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0223493
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 Victoria Street,
Hamilton HM 12, Bermuda

(Address of principal executive offices)

Registrant’s telephone number, including area code: (441) 295-2244

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of each exchange
Title of each class	on which registered

Class A Common Shares, $0.01 par value each	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1–Business on page 4.)

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed according to the closing price on June 30, 2005 (the last business day of the registrant’s second fiscal quarter in 2005) was approximately $910,000,000.

As of February 28, 2006, 39,413,250 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 10(d) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE:  None

TABLE OF CONTENTS

PART I	Item 1.	Business
	Item 1A.	Risk Factors
	Item 1B.	Unresolved Staff Comments
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders

PART II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
	Item 9A.	Controls and Procedures
	Item 9B.	Other Information

PART III	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Principal Accountant Fees and Services

PART IV	Item 15.	Exhibits and Financial Statement Schedules
Signatures
Exhibit Index

Preliminary Note: Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management’s current expectations and are subject to various risks and uncertainties.  Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1–Business, Item 1A-Risk Factors, Item 7–Management’s Discussion and Analysis, Item 7A–Quantitative and Qualitative Disclosures about Market Risk, and Item 12–Security Ownership of Certain Beneficial Owners and Management below.  Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  Business

Orient-Express Hotels Ltd. (the “Company” and, together with its subsidiaries, “OEH”) is incorporated in the Islands of Bermuda and is a “foreign private issuer” as defined in Rule 3b-4 of the U.S. Securities and Exchange Commission (“SEC”) under the U.S. Securities Exchange Act of 1934 (the “1934 Act”) and in SEC Rule 405 under the U.S. Securities Act of 1933.  As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K).  However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions that relate specifically to foreign private issuers.

These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC.  The internet website address is http://www.orient-express.com.  Unless specifically noted, information on the website is not incorporated by reference into this Form 10-K annual report.

Pursuant to SEC Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of SEC Regulation 14A under the 1934 Act, and transactions in the Company’s equity securities by its officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the 1934 Act.

Introduction

OEH is a hotel and leisure group focused on the luxury end of the leisure market.  It currently owns and/or invests in 50 properties (42 of which it manages) consisting of 39 highly individual deluxe hotels, three restaurants, six tourist trains and two river cruise businesses.  These are located in 25 countries worldwide.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveller.

The locations of OEH’s various properties are shown in the map on the preceding page, where they number 46 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in

Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 50.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 85% of revenue in 2005, 84% in 2004 and 85% in 2003.  Tourist trains and cruises accounted for the remaining revenue in each year.  OEH’s worldwide portfolio of hotels currently consists of about 3,700 individual guest rooms and multiple-room suites, each known as a “key”.  This total includes Pansea Hotels described below which are not owned or managed by OEH.  Hotels owned by OEH in 2005 achieved an average daily room rate (“ADR”) of $375 ($366 in 2004) and a revenue per available room (“RevPAR”) of $228 ($214 in 2004).  Approximately two-thirds of OEH’s customers are leisure travellers, with approximately 50% of guests in 2005 originating from the United States, 35% from Europe and the remaining 15% from elsewhere in the world.

Revenue, earnings and identifiable assets of OEH in 2003, 2004 and 2005 for its business segments and geographic areas are presented in Note 15 to the Financial Statements (Item 8 below).

Until November 17, 2005, Sea Containers Ltd. (“SCL”), a Bermuda company with shares listed on the New York Stock Exchange, owned approximately 25% of the outstanding Class A and Class B shares of the Company.  See “OEH’s Relationship with Sea Containers Ltd.” below.

Owned Hotels–Europe

Italy

The Hotel Cipriani and Palazzo Vendramin–104 keys–in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island across from the Piazza San Marco.  Most of the rooms have views over the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court and a free private boat service to the Piazza San Marco.  The hotel owns a nearby historic warehouse building where, after refurbishment, large banquets and meetings are held.

The Hotel Splendido and Splendido Mare–81 keys–overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court.  There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus linking the main hotel with Splendido Mare on the harbor below.

The Villa San Michele–45 keys–is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards, including a swimming pool. A shuttle bus service is provided into Florence.  The property occupies ten acres.  The Villa San Michele also operates for hotel guests the five-bedroom main house of the Capannelle vineyard in the Chianti region owned by James and Simon Sherwood.  See Item 13–Certain Relationships and Related Transactions below.

OEH rebuilt and in June 2005 reopened the Hotel Caruso–45 keys–in Ravello.  The hotel is located on three hill-top acres overlooking the Amalfi coast near Naples.  Once a nobleman’s palace, parts of the buildings date back to the 11th century. An additional seven keys are currently being built at this hotel.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Portugal

Reid’s Palace–164 keys–is the most famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has four restaurants and meeting facilities.  Leisure and sports amenities include two fresh water swimming pools, a third tide-filled pool, tennis courts, ocean water sports and access to two championship golf courses.  It has year-round appeal to European leisure travellers, serving both winter escapes to the sun and regular summer holidays.  A new spa and conference center are being added in 2006.

The Lapa Palace–109 keys–is in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The historic part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family.  It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking.  The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres.  OEH owns an adjoining parcel of land suitable for development of up to 46 additional keys.

Elsewhere in Europe

Hôtel de la Cité–61 keys–is located in the central square of the beautiful walled medieval town of Carcassonne, France near Toulouse.  Opened in 1909, the hotel incorporates one of the 50 watch towers in Carcassonne’s ancient fortifications and features two restaurants, gardens, a swimming pool and a nearby conference center, altogether occupying two acres.  One of the restaurants has been awarded one star for fine dining by the influential Michelin Guide.  The hotel also operates a canal barge on the Canal du Midi providing day excursions for guests.

OEH owns La Residencia–59 keys–located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean.  Mallorca is a popular European tourist destination throughout the year.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres.  The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.  OEH is currently adding keys to the hotel and enlarging the spa.

Le Manoir aux Quat’ Saisons–32 keys–is located in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens.  The property was developed by Raymond Blanc, one of Britain’s most famous chefs, and the hotel’s restaurant has two stars in the Michelin Guide, placing it among the best in the British Isles.  Mr. Blanc has given a long-term commitment to remain the chef at the hotel.

In February 2005, OEH acquired a 93.5% interest in, and full management and operational control of, the deluxe Grand Hotel Europe–301 keys–in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are six restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and seven retail shops.  OEH has begun a significant refurbishment of the hotel and plans to acquire the minority interest owned by the City of St. Petersburg.

Owned Hotels–North America

United States

The Windsor Court–324 keys–opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront.  Harrah’s operates the only land-based casino in Louisiana across the street.  Each room has panoramic views over the river or the city.  Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club.  The hotel’s interior décor features a collection of historic European art and antique furniture.  The hotel has planning permission to build a conference center on a nearby owned lot which would cater to small and medium sized business meetings.  Damaged by hurricanes in August and September 2005, the hotel reopened in November.

Keswick Hall–48 keys–is located in the rolling countryside of central Virginia, near Charlottesville.  Originally a private home dating from 1912, it is popular for weekend breaks and business meetings because of the natural beauty of the area and the adjacent Keswick Club which features a spa and fitness center, tennis courts, swimming pool and an Arnold Palmer-designed golf course.  The total site occupies 600 acres including vacant land around the golf course being sold by OEH in parcels for residential development.

The Inn at Perry Cabin–81 keys–was first built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay.  Set on 25 waterfront acres that include a fitness center, indoor and outdoor swimming pools, and boating and fishing on the Bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C. area.  OEH has completed a major renovation and expansion of the hotel, including a new conference facility, and is building a spa.

OEH owns El Encanto Hotel and Garden Villas–77 keys–in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guestrooms are in cottages and low rise buildings spread throughout mature gardens with a swimming pool and tennis court.  OEH plans to close this property in mid-2006 for about ten months for significant renovation and the addition of nine keys.

Caribbean

La Samanna–81 keys–is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel comprises several buildings on ten acres of land along a 4,000-foot beach.  Amenities include two restaurants, a freshwater swimming pool, a spa, tennis courts, fitness and conference centers, boating and ocean water sports.  The hotel is open most of the year, seasonally closing during the autumn months.

OEH owns additional land adjoining La Samanna on both the French and Dutch sides of St. Martin.  On the French side, it is constructing ten private villas on six acres which it intends to sell to third parties, and has received planning permission to build and sell 27 more units on about 30 additional acres.  On the Dutch side, OEH has begun construction of a marina and residential village called Cupecoy Yacht Club which OEH would sell and manage.  The village will be comprised of shops, restaurants and about 150 vacation condominiums on a parcel of 12 acres.

Mexico

OEH owns the Maroma Resort and Spa–65 keys–on Mexico’s Caribbean coast on the Yucatan Peninsula 25 miles south of Cancun’s international airport.  OEH originally purchased a 75% interest in the hotel and, in February 2006, purchased the minority interest.  The resort opened in 1995 and has 25 acres of land, including some for future expansion or residential development, along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive. Important Mayan archaeological sites are also nearby.  Rooms are arranged in low-rise villas and there are extensive spa facilities.  The hotel suffered hurricane damage in October 2005 and reopened in February 2006.

In addition, OEH has reached an agreement in principle to purchase a 28.5 acre tract adjacent to Maroma for a total purchase price of $6,400,000, of which $1,000,000 may be deferred until OEH develops the land.  OEH intends to construct and sell up to 20 private villas on the land, although it may also construct additional keys for the hotel.

Also in February 2006, OEH acquired for $8,400,000 a 75% interest Casa de Sierra Nevada–33 keys–a luxury resort in the colonial town of San Miguel de Allende.  Opened in 1952, the hotel is comprised of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH manages the hotel and plans to renovate the existing buildings and two restaurants, as well as to develop 20 new suites, a full service spa, and a new pool and garden area.  In addition to the nine owned buildings, the hotel leases two buildings for administrative offices, a total site of approximately two acres.

Owned Hotels–Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace–225 keys–is one of the most famous in South America and features two gourmet restaurants, spacious function and meeting rooms, a large swimming pool and fitness center, and a roof-top tennis court and pool.  The old casino rooms and 500-seat theater are currently being refurbished as additional function and meeting space.

The Miraflores Park Hotel–82 keys–is located in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, the hotel has a large ballroom, rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

Southern Africa

The Mount Nelson Hotel–226 keys–in Cape Town, South Africa is an historic property opened in 1899 with beautiful gardens and pools and has long enjoyed a reputation as one of the foremost hotels on the African continent.  It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has a ballroom, two swimming pools, tennis courts, a spa and fitness center, all situated on ten acres of grounds and gardens.  Expansion is planned through incorporation into the hotel of owned adjoining residential properties.

The Westcliff Hotel–117 keys–is the only garden hotel in Johannesburg, South Africa, situated on six hillside acres with views over the city’s zoo and parkland.  Its resort amenities include two swimming pools, a tennis court and health club, and the hotel attracts business guests because of its proximity to the city center.  OEH opened this hotel in 1998.  A banquet and conference center occupies part of the adjacent expansion land.

Orient-Express Safaris–39 keys total–consist of three separate game-viewing lodges in Botswana called Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp.  Established in 1971, OEH leases the lodge sites in the

Okavango River delta and nearby game reserves, where some of the best wildlife in Africa can be observed from open safari vehicles or boats.  Each camp has 12 or 15 twin-bedded deluxe tents, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

Australia

The Observatory Hotel–96 keys–is in Sydney within walking distance of the central business district of the city.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, a tennis court and a large parking garage on a site of about one acre.

The Lilianfels Hotel–85 keys–is in the Blue Mountains National Park west of Sydney.  It is named after the original estate house, dating from 1890, where the hotel’s gourmet restaurant is located.  The main hotel, built in 1992 and recently refurbished, has a second restaurant and conference facilities.  The resort’s four acres of grounds encompass an indoor swimming pool, health club and spa, tennis court and extensive gardens with views over the Blue Mountains.  There is expansion land to add keys in the future.

French Polynesia

Bora Bora Lagoon Resort–77 keys–opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site.  Guests dine in two restaurants and enjoy extensive water sports and tennis.  A recent renovation program included a new swimming pool, spa and conference facility.  There is expansion land, possibly for residential development.

Hotel Management Interests

Through a 50%/50% joint venture with a Spanish investment company, OEH owns and manages the famous Hotel Ritz–167 keys–in central Madrid near the financial district, Spanish parliament and many of the city’s well known tourist attractions.  Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the famous Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner have embarked on an extensive capital improvement program, including refurbishment of 60 keys in 2006.

Charleston Place–442 keys–is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with spa and swimming pool and roof-top tennis court, and a shopping arcade of 25 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodelled as additional conference space and retail shops.  OEH has a 19.9% ownership interest in this hotel, manages the property under an exclusive long-term contract, and receives interest on partnership loans which it assumed at the time of its original investment and on other loans made since then.

OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following two hotels under 20-year renewable leases which commenced in 1995.

The Hotel Monasterio–126 keys–is located in the ancient Inca capital of Cusco, the most important tourist destination in Peru.  OEH is upgrading and expanding the property which includes a long-term lease of an adjoining convent for future development, a total site of about three acres.  The hotel was originally built as a Spanish monastery in the 16th century and was converted to hotel use in 1995.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cusco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.

The Machu Picchu Sanctuary Lodge–31 keys–is the only hotel at the famous mountaintop Inca ruins at Machu Picchu.  All of the rooms have been refurbished to a high standard.  The joint venture also has a lease on seven acres at the foot of the ruins, close to the town where tourists arrive by train, for possible future expansion.

Restaurants

OEH owns ‘21’ Club, the famous landmark restaurant at 21 West 52nd Street in mid-town Manhattan in New York City.  Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features gourmet American cuisine.  It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has a number of banqueting rooms used for functions, including the famous secret wine cellar.

OEH has a 49% interest in Harry’s Bar, a private dining club in the Mayfair area of London.  The majority partner manages the restaurant with assistance from OEH’s Italian hotels. Its menu features gourmet Italian cuisine.  OEH has a right of first refusal to acquire the remaining interest in this property under certain conditions.  OEH and the majority partner are currently discussing the future ownership of this restaurant.

OEH has re-established the famous La Cabaña steak house in Buenos Aires dating from the 1930s.  OEH bought the contents and name of the restaurant some years ago and, after relocating to the Recoleta area of the city, reopened in September 2003.  The main dining room features a traditional open fire for searing meats, and three private dining rooms have regional Argentine themes.

Tourist Trains and Cruises

OEH’s principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 railway cars originally used on historic “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers.  The other on the Continent is made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel under the English Channel by bus on the Eurotunnel shuttle train.  Occasional trips are also made from time to time to Rome, Prague and Istanbul and other European destinations.

The British Pullman cars of Venice Simplon-Orient-Express operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

The Northern Belle tourist train offers day trips and charter service principally in the north of Britain.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of six dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus related service cars, and can carry up to 250 passengers.  Full course gourmet meals are served on board and passengers stay in local hotels on overnight itineraries.

In April 2005, OEH acquired a 50% interest in the Royal Scotsman luxury tourist train with rights to acquire the other 50% on an earn-out basis in three years.  Founded in 1985, the Royal Scotsman is composed of nine Edwardian-style cars accommodating up to 36 passengers.  Each compartment in the six sleeping cars has a private bathroom.  Operating from April to November each year, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.  The sellers retain management of the Royal Scotsman until the end of the earn-out period, but the train has been fully integrated into OEH’s sales and marketing network.

PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise acquired in 1999 and extendable every five years, upon the joint venture’s application, up to 30 additional years.  The joint venture pays the government a fee related to traffic levels which can be offset until 2009 against investment in track improvements. The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road.  A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic.  The Cusco-Machu Picchu line connects two of OEH’s Peruvian hotels allowing creation of inclusive tours served by OEH’s Hiram Bingham luxury tourist train.  OEH also operates a deluxe daytime tourist train on the Cusco-Puno route through the High Andes mountains, and a 1920s steamer included in the franchise on day excursions for tourists on Lake Titicaca.

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

OEH owns and operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road to Mandalay.  The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished.  It has 66 air-conditioned cabins with private bathrooms, spacious restaurant and lounge areas and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Pagan up to eight times each month and carries 126 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest.  Five to eight night itineraries are offered, including airfare to and from the ship and hotel accommodation in Rangoon.  OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border.  The ship does not operate in the hot summer season and occasionally when the water level of the Irrawaddy River falls too low due to lack of rainfall.

OEH owns a 50% interest in the business of Afloat in France operating luxury river and canal boats in Burgundy, Provence and other rural regions of France.  OEH also owns the five boats of Afloat in France, and has the right to purchase the balance of the operating business in three to five years on an earn-out basis.  The boats each accommodate between six and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three to six night itineraries with guests dining on board or in nearby restaurants.  Side trips are organized each day.

Pansea Hotels

OEH has made $8,000,000 of convertible loans to the Pansea Hotel group of six deluxe hotels in Southeast Asia.  The properties are La Residence Phou Vao in Luang Prabang, Laos; Napasai in Koh Samui, Thailand; The Governor’s Residence in Rangoon, Burma; La Residence d’Angkor in Siem Reap, Cambodia; and Jimbaran Puri Bali and Ubud Hanging Gardens in Bali, Indonesia.  They total 272 keys at present but all are capable of expansion.  OEH does not manage these six hotels but markets them along with its other properties, in particular the Eastern & Oriental Express tourist train and the Road to Mandalay cruiseship, under the name “Pansea Orient-Express Hotels”.

The loans are convertible in 2007 into about 25% of the Pansea Hotels holding company’s shares.  At that time OEH has an option to acquire all of the shares.  OEH has a further option to acquire all of the shares in 2009, at which time the existing shareholders have the right to sell their shares to OEH at the same price.  The loan conversion price and option exercise prices are based on multiples of the holding company’s net book value or its earnings before interest, tax, depreciation and amortization, less the holding company’s debt.  The loan proceeds have been used primarily to expand the Pansea properties.

Management Strategies

As the foregoing indicates, OEH has a mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  As a result, about two-thirds of annual revenue derives from leisure customers while corporate/business travel accounts for the rest.

OEH benefits from trends and developments favorably impacting the global hotel, travel and leisure markets, including strong demand growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S. and European populations, and increased online travel bookings.  These trends suffered a setback beginning in 2001 due to slowing national economies, the shock of terrorist attacks, the build-up and aftermath of the wars in Afghanistan and Iraq and the SARS epidemic.  Management currently believes that the public’s confidence in international travel and demand for luxury hotel and tourist products are returning.

For the future, OEH management plans to grow the business by increasing RevPAR and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by increasing the utilization of its tourist trains and cruises to add trips, and by acquiring additional distinctive luxury properties throughout the world.  Factors in OEH’s evaluation of a potential acquisition include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, visible upside potential such as by pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.

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

Many of OEH’s individual properties, such as the Hotel Cipriani and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travellers will choose a famous property in preference to a chain brand.  OEH links its properties together under the umbrella “Orient-Express Hotels, Trains and Cruises” name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

OEH is expanding its property development activities, beginning at Keswick Hall with the sale of land around the golf course for residential development and at La Samanna with high-end vacation villa and apartment developments including Cupecoy Yacht Club.  Other hotels owned by OEH with available vacant land for development include Bora Bora Lagoon Resort, Maroma Resort and Spa, and Inn at Perry Cabin.  Management anticipates future profits both from sales of land and completed units and from ongoing management of the units for the purchasers as integral parts of the adjacent hotels.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales, cross-selling to existing customers and public relations.  OEH has a global sales force of about 250 persons in 50 locations including regional sales offices in New York, Paris, Cologne, Milan and London and reservations offices, mainly for tourist trains, cruises and tour products, in London, Paris, Cologne, Tokyo, Singapore, Cusco, Charleston, and Providence (Rhode Island).  OEH also has sales representatives with responsibility for the hotels where they are based.  The responsibilities of OEH’s sales staff include working with the travel industry, contacting group and corporate account representatives and planning marketing such as direct mailings.  OEH belongs to a number of international organizations, such as “The Leading Hotels of the World”, to promote its properties.

Internet usage is an important direct sales tool.  Through OEH’s website (www.orient-express.com), with its prize-winning design, OEH offers direct reservations services to customers.  On-line sales have lower transaction costs by saving travel agent commissions and tour operator discounts.  The internet also enhances marketing exposure and increases distribution.

Because repeat customers appreciate the consistent quality of OEH’s hotels, trains, cruises and restaurants, an important part of management’s strategy is to promote other OEH properties through various cross-selling efforts.  These include direct mail to existing customers, in-house brochures and promotions, discounted special offers, and OEH’s “Orient-Express Travel Club” website and in-house “Orient-Express Magazine”.  OEH sells luxury souvenir goods branded with the names of its travel products.

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of the OEH properties, guests are more likely to hear about OEH’s hotels and tours through word-of-mouth or published articles rather than through direct advertising.  OEH has an in-house public relations offices in London and representatives in ten countries worldwide, including contracts with third-party public relations firms, to promote its properties through travel magazines, newspapers and other media.  During 2005, OEH hosted about 1,300 journalists at its various properties.  As a result, about 7,400 articles and stories were published or broadcast about OEH’s properties, many in publications with large local, regional or international circulations.

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market.  Over the years, OEH’s properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler, and private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as the American Automobile Association. The awards are based on opinion polls of their readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

Competition

Some of OEH’s properties are located in areas where there are numerous competitors.  Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and name recognition.

OEH’s strategy is to acquire only hotels which have special locations and distinctive character.  Many are in areas with unique local history or high entry barriers because of zoning restrictions. OEH builds its competitive advantage further by offering high quality service and cuisine, often with a local flavor.  Typically, therefore, OEH competes by providing a special combination of location, character, cuisine and service rather than relying on price competition.

OEH’s luxury tourist trains have no direct competitors. Other trains exist on similar routes, but management believes OEH’s trains and onboard service are so unique and of such superior quality that guests consider an OEH train journey more as a luxury experience and an end in itself rather than as a means of transport.

Employees

OEH currently employs about 6,000 persons, about 2,300 of whom are represented by labor unions.  Approximately 5,300 persons are employed in the hotels and restaurants, 600 are employed in the trains and cruises business, and the balance are engaged in central administration and sales.  Management believes that OEH’s ongoing labor relations are satisfactory.

Government Regulation

OEH and its properties are subject worldwide to numerous laws and government regulations such as those relating to the preparation and sale of food and beverages, liquor service, health and safety of premises, employee relationships, environmental matters, and planning and zoning rules. Management believes that OEH is in compliance in all material respects with relevant laws and regulations with respect to its business.

OEH’s Relationship with Sea Containers Ltd.

Until the initial public offering of the Company’s Class A common shares in August 2000, OEH was a wholly-owned subsidiary of Sea Containers Ltd. (“SCL”), a Bermuda company with shares listed on the New York Stock Exchange.  Since then, SCL has sold its shares in the Company in public secondary offerings registered in the United States, selling its last shares in November 2005.  Of the Company’s directors and officers, only one is a director and officer of SCL, one is a director of SCL, and one is an officer of SCL.  See Item 10–Directors and Executive Officers of the Registrant.

At the time of the initial public offering in 2000, OEH and SCL entered into agreements providing for the separation of their business operations and various relationships between the companies including services, offices and tax matters.  While the agreement regarding tax matters has an indefinite term, the agreement regarding services and offices will terminate at the end of 2006.  See Item 13–Certain Relationships and Related Transactions below.

ITEM 1A.               Risk Factors

OEH investors should carefully consider the risks described below and the other information contained in or incorporated by reference in this report.  These risks are separated into three general groups:

•                                          risks of OEH’s business;

•                                          risks that relate to OEH’s financial condition and results of operations; and

•                                          risks of owning and selling Class A common shares.

Described below are only the risks OEH management considers to be the most significant.  There may be additional risks that are deemed less material or not presently known to management.

If any of these risks occurs, OEH’s business, prospects, financial condition, results of operations or cash flows could be materially adversely affected.  A risk that might have a material adverse effect means that the risk may have one or more of these effects.  In that case, the market price of the Class A common shares could decline.

Risks of OEH’s Business

OEH’s operations are subject to adverse factors generally encountered in the hospitality industry.

Besides the specific conditions discussed in the risk factors below, these adverse factors include

•                                          cyclical downturns arising from changes in general and local economic conditions,

•                                          political instability of governments of some countries where properties are located,

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

•                                          adverse weather conditions or destructive forces like fire or flooding, and

•                                          seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

The effect of these factors varies among the hotels and other properties because of their geographic diversity.  For example, the SARS epidemic in Asia in 2003 caused a reduction in passenger bookings on the tourist train of OEH operating between Bangkok and Singapore and had a negative impact on travel to Australia and Tahiti.  Although the SARS outbreak was contained, it is possible that the disease could re-emerge or another potential epidemic could occur.  The occurrence of this or a similar event may have a negative impact on OEH’s operations.

In particular, as a result of terrorist attacks in the United States on September 11, 2001 and the subsequent military actions in Afghanistan and Iraq, international, regional and even domestic travel was disrupted.  Demand for most of OEH’s properties declined substantially in the latter part of 2001, and the effects of the disruption are continuing to be felt.  For example, American leisure travelers seem more reluctant than in the past to go abroad, and the booking lead-times by guests, travel agents and tour operators at OEH’s properties have shortened since September 11th.  Further acts of terrorism or a military action could again reduce leisure and business travel.

The hospitality industry is highly competitive, both for acquisitions of new hotels and restaurants and for customers at OEH’s properties.

OEH competes for hotel and restaurant acquisition opportunities with others who may have substantially greater financial resources.  These competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage.  This competition may have the effect of reducing the number of suitable investment opportunities offered to OEH and increasing OEH’s acquisition costs by enhancing the bargaining power of property owners seeking to sell or to enter into management agreements.

Some of OEH’s properties are located in areas where there are numerous competitors.  For example, in recent years competing deluxe hotels opened near OEH’s properties in New Orleans, Sydney and Rio de Janeiro.  Competitive factors in the hospitality industry include convenience of location, the quality of the property, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and name recognition.  Demographic, geographic or other changes in one or more of OEH’s markets could impact the convenience or desirability of its hotels and restaurants, and so could adversely affect their operations.  Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which OEH’s hotels and restaurants compete.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, construction and environmental concerns, and compliance with these laws could reduce revenues and profits of properties owned or managed by OEH.

OEH and its various properties are subject worldwide to numerous laws and government regulations, including those relating to the preparation and sale of food and beverages, liquor service, and health and safety of premises.  The properties are also subject to laws governing OEH’s relationship with employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits.  Also, the success of expanding existing properties depends upon obtaining necessary building permits or zoning variances from local authorities.  Failure to obtain or delay in obtaining these permits could adversely affect OEH’s strategy of increasing revenues and net income through expansion of existing properties.

OEH also is subject to foreign and U.S. laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant potential environmental liabilities, even in situations where the environmental problem or violation occurred on a property before OEH acquired it.

OEH’s acquisition, expansion and development strategy may be less successful than expected and, therefore, its growth may be limited.

Management intends to increase the revenues and net income of OEH through acquisition of new properties and expansion of existing properties.  The ability to pursue new growth opportunities successfully will depend on OEH management’s ability to identify properties suitable for acquisition and expansion, to negotiate purchases or construction on satisfactory terms, to obtain the necessary financing and permits, to build on schedule and with minimum disruption to guests, and to integrate new properties into OEH’s operations.  Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those encountered in OEH’s existing locations.  There can be no assurance that management will succeed in OEH’s growth strategy.

OEH management plans to develop new properties in the future.  New project development is subject to such adverse factors as market or site deterioration after acquisition, inclement weather, labor or material shortages, work stoppages and the continued availability of construction and permanent financing.  For example, the opening of the Westcliff Hotel in Johannesburg occurred about six months later than originally planned, as construction took longer than expected.  This delay had a significant adverse impact on the revenues and profitability of OEH’s southern Africa operations.  Similarly, OEH has undertaken a residential development project near La Samanna on St. Martin.  Timing of completion has not been confirmed, and construction delay would likely impact earnings from the project.

OEH may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade our existing properties, are capital intensive.  Although actual amounts of capital expenditures could exceed estimates, current expansion plans call for the expenditure of up to an aggregate of $80,000,000 over the next few years to add new rooms or facilities at existing properties, and current acquisition plans contemplate expenditure of about $50,000,000 per year for new properties which would be financed mainly by a suitable level of mortgage debt.  The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions and expansions depends on prevailing market conditions and the acceptability of financing terms offered to OEH.  There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs.  Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings could involve restrictive covenants that would limit OEH’s flexibility in operating its business.

Currency fluctuations may have a material adverse effect on OEH’s financial statements and/or its operating margins.

Substantial portions of OEH’s revenues and expenses are denominated in non-U.S. currencies such as European euros, British pounds sterling, Russian rubles, South African rand, Australian dollars, Peruvian nuevos soles, Botswana pula, Brazilian reais, Mexican pesos and French Pacific francs.  In addition, OEH buys assets and incurs liabilities in these foreign currencies.  Foreign exchange rate fluctuations may have a material adverse effect on OEH’s financial statements and/or operating margins.

OEH’s financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both

•                                          translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S.  dollar, and

•                                          transaction risk, which is the risk that the currency of costs and liabilities fluctuates in relation to the currency of revenue and assets, which fluctuations may adversely affect OEH’s operating margins.

OEH’s operations may be adversely affected by extreme weather conditions and the impact of natural disasters.

OEH operates properties in a variety of locales, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues are dependent on the revenues of individual properties, extreme weather conditions can from time to time have a major adverse impact upon individual properties or particular regions.  For example, La Samanna hotel, which is located on St. Martin, suffered substantial wind and flood damage from a hurricane in November 1999.  Although the hotel was fully insured for the repair costs, it remained closed until February 2000, so that OEH missed much of the high season that year.   As a further example, hurricanes in August and September 2005 caused damage to the Windsor Court Hotel in New Orleans, resulting in a temporary closure of the hotel until November 1, 2005.   Leisure and business travel to New Orleans is expected to be at a reduced level for several months following the hurricanes.  OEH carries property and loss of earnings insurance in amounts management deems reasonably adequate, but damages may exceed the insurance limits or be outside the scope of coverage.

If the relationships between OEH and its employees were to deteriorate, it may be faced with labor shortages or stoppages, which would adversely affect its ability to operate its facilities.

OEH’s relations with its employees in various countries, including the approximately 2,300 employees represented by labor unions, could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees’ providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees, including labor unions, could adversely affect the ability to provide those services, which could reduce occupancy and room revenue and even tarnish OEH’s reputation.

OEH’s owned hotels and restaurants are subject to risks generally incident to the ownership of commercial real estate and often beyond its control.

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

•                                          changes in interest rates and in the availability, cost and terms of financing,

•                                          the impact of present or future governmental legislation and regulations (including environmental laws),

•                                          the ongoing need for capital improvements to maintain or upgrade properties,

•                                          changes in property taxes and operating expenses, and

•                                          the potential for uninsured or underinsured losses.

Some of the Company’s directors and executive officers may have potential conflicts of interest because they own SCL shares or have positions at SCL, or because of contractual rights relating to one OEH property.

Some of the Company’s directors and executive officers, namely James B. Sherwood, John D. Campbell and Edwin S. Hetherington, hold common shares and options to purchase common shares in SCL.  Also, these persons are executive officers or directors of SCL.  Ownership of common shares in SCL by Company directors and officers, or their positions as executive officers or directors of SCL, could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for SCL and the Company.

In addition, OEH has granted to James B. Sherwood, the Chairman of both SCL and the Company, a right of first refusal to purchase the Hotel Cipriani in Venice and related assets if OEH proposes to sell or transfer them.  Also, a subsidiary of the Company has granted to Mr. Sherwood an option to purchase the hotel at its fair market value if a change of control of the Company occurs.

The Company has in place a code of business practices administered by the audit committee of the Board and applicable to the Company’s principal executive, financial and accounting officers to avoid conflicts of interest.  However, there can be no assurance that this will prevent future conflicts.

Risks Relating to OEH’s Financial Condition and Results of Operations

Covenants in OEH’s financing agreements could limit its discretion in operating its businesses, causing it to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH’s financing agreements with about 20 commercial bank lenders contain covenants that include limits on additional debt collateralized by mortgaged properties, limits on liens on property and limits on mergers and asset sales, and financial covenants requiring maintenance of a minimum net worth amount or a minimum interest expense coverage, or establishing a maximum debt to equity ratio.  Indebtedness is also collateralized by substantially all of OEH’s properties.  Future financing agreements may contain similar, or even more restrictive, provisions and covenants.  If OEH fails to comply with the restrictions in its present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

Increases in prevailing interest rates may increase OEH’s interest payment obligations.

Substantially all of OEH’s consolidated long-term debt at December 31, 2005 accrued interest at rates that fluctuate with prevailing interest rates, so that any increases in prevailing interest rates may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest-rate exposure, but there can be no assurance those transactions will be successful.  At December 31, 2005, OEH had no interest rate swaps in effect.

The Company’s ability to pay dividends on the Class A common shares is limited.

Beginning in January 2004, the Company has been paying quarterly dividends on its Class A and B common shares in the amount of $0.025 per share.  There can be no assurance the Company will be able to make dividend payments in the future because of debt repayment requirements, a downturn to OEH’s business or other reasons.

Under Bermuda law, the Company may pay dividends on, or make other distributions with respect to the Class A and B common shares (1) unless there are reasonable grounds for believing that OEH is, or after the payment or distribution would be, unable to pay its liabilities as they become due, or (2) unless the realizable value of OEH’s assets is less than the aggregate of its liabilities, issued share capital and “share premium accounts” (share premium is defined as the amount of shareholders’ equity over and above the aggregate par value of issued shares).  There can be no assurance the Company will not be restricted by Bermuda law from paying dividends.

OEH’s substantial indebtedness could adversely affect its financial health.

OEH has a significant amount of debt and may incur additional debt from time to time.  As of December 31, 2005, its consolidated long-term indebtedness was $568,000,000 (including the current portion).  This substantial indebtedness could

•                                          require OEH to dedicate much of its cash flow from operations to payments on indebtedness, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes; for example, in 2005 OEH generated $40,500,000 in cash from operating activities after paying interest of $29,500,000 and before loan principal repayments of $39,600,000.

•                                          limit OEH’s ability to obtain additional financing to fund future working capital, capital expenditures, product and service development and other general corporate purposes,

•                                          increase OEH’s vulnerability to adverse economic and industry conditions, including the seasonality of some of its businesses, or

•                                          limit its flexibility in planning for, or reacting to, changes in its business and industry as well as the economy generally.

OEH’s must also repay or refinance a significant amount of indebtedness in future years.  Although OEH may seek to refinance its indebtedness, it may be unable to obtain refinancing.  Any failure of OEH to repay any indebtedness when due may result in a default under such indebtedness and cause cross-defaults under other indebtedness.

Risks of Owning and Selling Class A Common Shares

The Company will not be restricted from issuing additional Class A common shares, and any sales could negatively affect the trading price of the Class A common shares outstanding.

The Company may in its discretion sell newly issued Class A common shares.  There can be no assurance that the Company will not make significant sales of Class A common shares.  Any sales could materially and adversely affect the trading price of the Class A common shares outstanding.

The price of the Class A common shares may fluctuate significantly, which may make it difficult for shareholders to sell the Class A common shares when they want or at prices they find attractive.

The price of the Class A common shares on the New York Stock Exchange constantly changes.  OEH expects that the market price of the Class A common shares will continue to fluctuate.  Holders of Class A common shares will be subject to the risk of volatility and depressed prices.

The Company’s share price can fluctuate as a result of a variety of factors, many of which are beyond OEH’s control.  These factors include

•                                          quarterly variations in operating results,

•                                          operating results that vary from the expectations of management, securities analysts and investors,

•                                          changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•                                          developments generally affecting OEH’s businesses,

•                                          announcements by OEH or its competitors of significant contracts, acquisitions, joint ventures or capital commitments,

•                                          announcements by third parties of significant claims or proceedings against OEH,

•                                          the dividend policy for the Class A and B common shares,

•                                          future sales of equity or equity-linked equities, and

•                                          general domestic and international economic conditions.

In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of a particular company.  These broad market fluctuations may adversely affect the market price of the Class A common shares.

The Company’s directors and officers may control the outcome of most matters submitted to a vote of shareholders.

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds 18,044,478 Class B common shares in the Company representing about 82% of the voting power for most matters submitted to a vote of shareholders, and Holdings, together with the directors and officers of the Company, holds common shares representing about 83% of the combined voting power for most matters submitted to a vote of shareholders.  In general, holders of Class A common shares and holders of Class B common shares vote together as a single class, with holders of Class A common shares having one-tenth of one vote per share and holders of Class B common shares having one vote per share.  Therefore, as long as the number of outstanding Class B shares exceeds one-tenth the number of outstanding Class A common shares, the holders of Class B common shares could control the outcome of most matters submitted to a vote of the shareholders.  Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings.  The manner in which Holdings votes its common shares will be determined by the four directors of Holdings, two of whom, John D. Campbell and James B. Sherwood, are also directors or officers of the Company, consistently with the exercise by those directors of their fiduciary duties to Holdings.  Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Provisions in the Company’s charter documents, and the preferred share purchase rights currently attached to the Class A and B common shares, may discourage potential acquisitions of OEH, even those that the holders of a majority of its Class A common shares might favor.

The Company’s memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire it without the consent of its Board of Directors.  These provisions include

•                                          supermajority shareholder voting provisions for the removal of directors from office with or without cause, and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of the Company, and

•                                          limitations on the voting rights of such 15% beneficial owners.

Also, the Company’s Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the stock ownership of a potential hostile acquirer.  Although OEH believes these provisions provide an opportunity to receive a higher price by requiring potential acquirers to negotiate with the Company’s Board of Directors, these provisions apply even if the offer is favored by shareholders holding a majority of the Company’s equity.

The Company has in place a shareholder rights agreement providing for rights to purchase series A junior participating preferred shares of the Company.  The rights are not currently exercisable and they are attached to and trade together with the Class A and B common shares on a one-to-one basis.  These rights may have anti-takeover effects.

These anti-takeover provisions are in addition to the ability of Holdings and directors and officers to vote shares representing a significant majority of the total voting power of the Company’s common shares.  See the Risk Factor immediately above.

A judgment of a United States court for liabilities under U.S.  securities laws might not be enforceable in Bermuda, or an original action might not be brought in Bermuda against OEH for liabilities under U.S. securities laws.

The Company is incorporated in Bermuda, a majority of its directors and officers are residents of Bermuda, the United Kingdom and elsewhere outside the United States, and most of its assets and the assets of its directors and officers are located outside the United States.  As a result, it may be difficult for shareholders to

•                                          effect service of process within the United States upon the Company or its directors and officers, or

•                                          enforce judgments obtained in United States courts against the Company or its directors and officers based upon the civil liability provisions of the United States federal securities laws.

OEH has been advised by Bermuda counsel, Appleby Spurling Hunter, that there is doubt as to

•                                          whether a judgment of a United States court based solely upon the civil liability provisions of the United States federal securities laws would be enforceable in Bermuda against the Company or its directors and officers, and

•                                          whether an original action could be brought in Bermuda against the Company or its directors and officers to enforce liabilities based solely upon the United States federal securities laws.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

OEH owns 29 hotels, three European tourist trains, a cruiseship and five small French canalboats and two restaurants, and owns interests of 50% or less in ten hotels, its Scottish and Southeast Asian tourist trains and PeruRail, and a third restaurant, all as described in Item 1—Business above.  The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise business are occupied under operating leases.

ITEM 3.	Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company submitted no matter to a vote of its security holders during the fourth quarter of 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the Class B common shares of the Company are closely held and not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a Class A common share in 2005 and 2004 as reported for New York Stock Exchange composite transactions:

	2005		2004
	High	Low	High	Low

First quarter	$26.36	$19.60	$19.79	$16.35
Second quarter	32.50	25.16	18.23	14.50
Third quarter	33.40	27.28	17.04	14.50
Fourth quarter	32.71	26.15	23.05	15.71

The Company paid quarterly cash dividends at the rate of $0.025 per Class A and B common share in 2005 and 2004.

The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to non-resident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

At February 28, 2006, the number of record holders of the Class A common shares of the Company was approximately 30.

During 2005, the Company issued and sold 5,050,000 Class A common shares in a public offering registered in the United States in March 2005.  Also, during the fourth quarter of 2005, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

ITEM 6.  Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2005	2004	2003		2002	2001
	(In thousands except per share amounts)
Revenue	$433,147	$357,284	$315,863		$279,268	$252,236

Gain on sale of hotel asset	$—	$—	$4,250	*	$—	$—

Earnings from unconsolidated companies – net of tax	$11,175	$9,084	$7,320		$8,471	$7,415

Net earnings on class A and class B common shares	$40,733	$28,222	$23,609		$25,294	$29,850
Net earnings per class A and class B common share Basic	$1.07	$0.82	$0.76		$0.82	$0.97
Diluted	$1.06	$0.82	$0.76		$0.82	$0.97

Total assets	$1,415,562	$1,276,901	$1,169,226		$998,532	$836,251

Long-term obligations	$568,307	$583,706	$554,188		$459,016	$362,871

Shareholders’ equity	$673,400	$544,990	$512,444		$426,482	$392,587

Dividends per class A and class B common share	$0.10	$0.10	$—		$—	$—

*                                         The gain in 2003 related to the sale of the Hotel Quinta do Lago in Portugal.

See notes to consolidated financial statements (Item 8).

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OEH has two business segments: (1) hotels and restaurants and (2) tourist trains and cruises.  Hotels currently consist of 33 deluxe hotels, excluding six Pansea Hotels to which OEH has made a convertible loan.  Twenty-nine of these hotels are wholly or majority owned (including Casa de Sierra Nevada, acquired in February 2006), and are referred to in this discussion as “owned hotels”.  The other four hotels, in which OEH has an equity interest and operates under management contracts, are referred to in this discussion as “hotel management interests”.  Of the owned hotels, twelve are located in Europe, seven in North America and ten in the rest of the world.  One of the hotels in Europe, the Hotel Caruso in Ravello, Italy was operational from June to October 2005, when it closed to complete restoration and refurbishment for re-opening in April 2006.  In February 2005, OEH acquired the Grand Hotel Europe, St. Petersburg, Russia.

Also, OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabaña in Buenos Aires, which opened in September 2003, and has a 49% interest in Harry’s Bar in London (the “restaurants”).

OEH’s tourist trains and cruises segment operates six tourist trains — three of which are owned and operated by OEH, two in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

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

Following the terrorist attacks in the United States on September 11, 2001, as well as weakening national economies in 2001, OEH experienced a significant adverse impact on its business in common with other companies in the travel and hospitality sector.  During 2002, the business showed some improving trends quarter on quarter.  In the first half of 2003, however, with the prospect and then commencement of the Iraq War and the outbreak of the SARS epidemic, travel was further reduced with a consequential reduction in occupancy and OEH’s profitability.  In the second half of 2003, business was generally better than in the first half, but RevPAR remained below pre-September 11 levels, primarily due to 15%-20% lower occupancy at the hotels compared to 2000 and 2001 occupancy (on a “comparable” or “same store” basis — see below).  The improvement in business in the second half of 2003 was not sufficient to reverse the impact of the Iraq War and SARS on the results of the first half, leading to net earnings for 2003 at $23.6 million (including the $4.3 million gain on sale of the Hotel Quinta do Lago) being down from $25.3 million in 2002.  The results for 2004 were much improved over 2003 with net earnings increasing from $19.4 million (excluding the gain on sale of the Hotel Quinta do Lago) to $28.2 million, an increase of 45%.  This was principally driven by a same store RevPAR increase of 16% at OEH’s owned hotels and a much improved performance in the tourist trains and cruises segment.  This improvement continued into 2005, with same store RevPAR increases of 16%, coupled with the acquisition of the Grand Hotel Europe, driving revenue increases of 21% and net earnings growth of 44% to $40.7 million.

OEH has a strategy to grow its business through:

•                  RevPAR growth:  the unique nature of OEH’s individual properties and the avoidance of a chain brand have historically enabled OEH to charge premium rates for rooms;

•                  Expansion of hotels:  the returns on investment by adding new rooms to a hotel are high as the incremental operating costs are low; and

•                  Acquisitions:  OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs.

•                  Real estate:  OEH owns 325 acres of land, of which it intends to develop over time, as residential real estate developments.

In November 2003, OEH sold the Hotel Quinta do Lago in the Algarve, Portugal, for $40 million cash, equivalent to a multiple of 16 times historic EBITDA.  The hotel was not considered a long-term fit with OEH’s portfolio and strategy so OEH took the opportunity to sell the property at an attractive price.

Also, in November and December 2003, the Company issued and sold through underwriters 3,450,000 newly-issued class A common shares at $16 each, raising $51.9 million net of underwriters’ fees and expenses.  The proceeds from the sales of the hotel and new shares have been used to invest in other hotels and related assets and to fund expansion of some existing hotels as part of OEH’s growth strategy outlined above.  In March 2005, by selling 5,050,000 newly-issued class A common shares at $26 each, OEH raised $121.9 million net of underwriters fees and expenses.  The proceeds of this sale were used primarily to fund the acquisition of the Grand Hotel Europe.

In 2005, 85% of OEH’s revenue was derived from the hotels and restaurants segment and the remainder from the tourist trains and cruises segment.  In the hotels and restaurants segment, 89% of revenue was from owned hotels, 6% from restaurants and 5% was from hotel management interests.

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

Selling, general and administrative expenses include travel agents’ commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management.  Some of the central general and administrative expenses are provided under agreement with SCL.  See Note 16 to the Financial Statements.

Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and cruise boats.

When OEH discusses results for a period on a “comparable” or “same store” basis, OEH is considering only the results of hotels owned and operating throughout the periods mentioned and excluding the effect of any acquisitions, dispositions or major refurbishments.

Results of Operations

OEH’s operating results for years 2005, 2004 and 2003, expressed as a percentage of revenue, are as follows:

	Year ended December 31
	2005	2004	2003
Revenue:
Hotels and restaurants	85%	84%	85%
Tourist trains and cruises	15	16	15
	100	100	100
Expenses:
Depreciation and amortization	8	8	8
Operating	47	49	50
Selling, general and administrative	31	32	32
Gain on sale of hotel asset	—	—	(1)
Net finance costs	6	5	5
Earnings before income taxes	8	6	6
Provision for income taxes	(1)	(1)	—
Earnings from unconsolidated companies	3	3	2
Net earnings as a percentage of revenue	10%	8%	8%

Segment net earnings before interest expense (but after interest income from unconsolidated companies), foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on hotel asset sale (“segment EBITDA”) for the years ended 2005, 2004 and 2003 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2005	2004	2003
EBITDA:
Owned Hotels:
Europe	$46.6	$29.9	$32.8
North America	18.8	15.0	11.1
Rest of the world	23.4	18.0	11.1
Hotel management and part-ownership interests	17.5	14.9	13.5
Restaurants	5.6	3.9	2.6
Tourist trains and cruises	15.4	13.0	6.0
Central overheads	(19.0)	(15.7)	(12.2)
Total	$108.3	$79.0	$64.9

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Year ended December 31,
	2005	2004	2003
Net earnings	$40.7	$28.2	$23.7
Add:
Depreciation and amortization	34.1	28.4	25.3
Interest expense, net	30.2	19.9	19.9
Foreign currency, net	(5.1)	(2.7)	(2.7)
Provision for income taxes	5.0	2.6	1.0
Share of provision for income taxes of unconsolidated companies	3.4	2.6	2.0
Less:
Gain on sale of hotel	—	—	(4.3)
Total	$108.3	$79.0	$64.9

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

Operating information for OEH’s owned hotels for the years ended December 31, 2005 and 2004 is as follows:

	Year ended December 31,
	2005	2004
Average Daily Rate (in dollars)
Europe	$526	$626
North America	323	322
Rest of World	277	247
Worldwide	375	366

Room nights Sold (in thousands)
Europe	176	108
North America	140	142
Rest of World	196	183
Worldwide	512	433

RevPAR (in dollars)
Europe	$307	$342
North America	219	217
Rest of World	162	136
Worldwide	228	214
			Change %
			Dollars	Local Currency
Comparable/Same Store RevPAR (in dollars)
Europe	$369	$346	6%	6%
North America	249	230	9%	9%
Rest of World	163	138	18%	18%
Worldwide	241	217	11%	10%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms’ revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions or major refurbishments.  The same store data excludes the following operations: Hotel Caruso, El Encanto Hotel & Garden Villas and Grand Hotel Europe, as well as La Residencia, Maroma Resort and Spa, Miraflores Park Hotel and the Windsor Court Hotel for the periods in which they were closed.

Year Ended December 31, 2005

compared to Year Ended December 31, 2004

Revenue

Total revenue increased by $75.8 million, or 21.2%, from $357.3 million in 2004 to $433.1 million in 2005.  Hotels and restaurants revenue increased by $73.2 million, or 24.5%, from $298.7 million in 2004 to $371.9 million in 2005, and the revenue from tourist trains and cruises increased by $2.6 million, or 4.5%, from $58.6 million in 2004 to $61.2 million in 2005.

The increase in hotels and restaurants revenue consisted of the following:

•                  $70.1 million attributable to owned hotels, or 26%, from $271.0 million in 2004 to $341.1 million in 2005,

•                  an increase in revenue from hotel management interests of $1.3 million, or 18%, from $7.3 million in 2004 to $8.6 million in 2005, mainly due to improved results of Charleston Place and the Peruvian hotel investments,

•                  an increase in restaurants revenue of $1.8 million, or 9%, from $20.3 million in 2004 to $22.2 million in 2005, mainly due to improved revenue at the ‘21’ Club of $1.1 million and La Cabana of $0.4m.

The increase in owned hotels revenue of $70.1 million is analyzed by region as follows:

Europe.  Revenue increased by $45.1 million from $116.1 million in 2004 to $161.2 million in 2005.  $32 million of this growth was attributable to the Grand Hotel Europe with all other properties showing revenue growth.

On a same store basis in euros, RevPAR increased by 6% in 2005 over 2004 and when translated to U.S. dollars also increased by 6%.  The European portfolio revenue increases in 2005 were stronger within the Italian portfolio which showed significant increases from $54.4 million to $59.5 million in 2005, an increase of 9%.

North America.  Revenue increased by $9.0 million, or 13%, from $75.4 million in 2004 to $84.4 million in 2005.  Included in 2005 revenues are $4.7 million relating to real estate sales at Keswick Hall Hotel (2004-$4.2 million).  The increase was underpinned by $6 million of revenue at El Encanto Hotel & Garden Villas, but offset by drops in revenue at the Windsor Court Hotel and Maroma Resort and Spa ($4.4 million) due to hurricane related closures.

On a same store basis, RevPAR in 2005 increased by 9% over 2004.

Rest of the World.  Revenue increased by $15.9 million, or 20%, from $79.6 million in 2004 to $95.5 million in 2005.  Revenues at all properties showed good growth in 2005.  Southern Africa revenues increased by 19% to $31.6 million, South American revenues increased by 20% to $33.1 million, and Australia and Asia increased by 21% to $30.8 million.

RevPAR increased by 10% in local currencies but increased by 11% in U.S. dollars.

Depreciation and Amortization

Depreciation and amortization increased by $5.8 million, or 20%, from $28.3 million in 2004 to $34.1 million in 2005.  The increase was due primarily to the impact of the Grand Hotel Europe, St. Petersburg.

Operating Expenses

Operating expenses increased by $29.7 million, or 17%, from $175.6 million in 2004 to $205.3 million in 2005.  This was primarily due to the improved revenues and volumes in OEH’s businesses in the year and the impact of the Grand Hotel Europe acquisition and the Hotel Caruso opening. As a percentage of revenue, operating expenses reduced from 49% in 2004 to 47% in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $19.6 million, or 17%, from $114.5 million in 2004 to $134.1 million in 2005.  This was primarily due to the acquisition of the Grand Hotel Europe.

Earnings from Operations before Net Finance Costs

Earnings from operations increased by $20.8 million, or 53%, from $38.9 million in 2004 to $59.7 million in 2005.

Net Finance Costs

Net finance costs increased by $7.9 million, or 46%, from $17.2 million in 2004 to $25.1 million in 2005.  This includes foreign currency transaction gains of $5.1 million in 2005 (2004-$2.7 million) on financing transactions.  The increase is attributable to the impact of the financing of the Grand Hotel Europe, the Hotel Caruso and funding of capital expenditure in 2005.  There were also increases in both U.S. and U.K. interest rates in 2005.

Taxes on Income

The provision for income taxes increased by $2.4 million, or 92%, from $2.6 million in 2004 to $5.0 million in 2005.  The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.  The increase of $2.4 million was due to increased profitability of these subsidiaries and the impact of the Grand Hotel Europe.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $2.0 million, or 22%, from $9.1 million to $11.2 million, mainly due to increased earnings from Peruvian joint ventures.

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

The increase in hotels and restaurants revenue consisted of the following:

•                  $25.6 million attributable to owned hotels, or 10%, from $245.4 million in 2003 to $271.0 million in 2004,

•                  an increase in revenue from hotel management interests of $0.8 million, or 12%, from $6.5 million in 2003 to $7.3 million in 2004, mainly due to improved results of the Peruvian hotels,

•                  an increase in restaurants revenue of $2.8 million, or 16%, from $17.5 million in 2003 to $20.3 million in 2004, mainly due to an increase in revenue at the ‘21’ Club of $2.1 million including additional corporate functions held at the restaurant.

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

Operating Expenses

Operating expenses increased by $17.0 million, or 11%, from $158.6 million in 2003 to $175.6 million in 2004.  This was primarily due to the improved occupancy in OEH’s businesses in the year and translation of operating costs incurred in hotel currencies which were stronger against the U.S. dollar in 2004 compared to 2003.

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

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $1.8 million, or 25%, from $7.3 million to $9.1 million, mainly due to increased earnings from Peruvian joint ventures.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $38.4 million at December 31, 2005, $47.2 million less than the $85.6 million at December 31, 2004.  At December 31, 2005, there were undrawn amounts available to OEH under committed short-term lines of credit of $7.1 million ($12 million at December 31, 2004), bringing total cash availability at December 31, 2005 to $45.5 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit balance of $54.5 million, a working capital decrease of $54.5 million from a zero balance at December 31, 2004.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, management believes working capital is not the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash provided by operating activities decreased by $12.1 million to $40.5 million for the year ended December 31, 2005, from cash provided by operating activities of $52.6 million for the year ended December 31, 2004.  The decrease was partly attributable to an increase in accounts receivable during 2005 that was higher than the increase in accounts receivable during 2004 by $19.8 million.  The effect of the increase in accounts receivable was partly offset by the increase in net earnings of $12.5 million and dividends received from unconsolidated companies.

Investing Activities.  Cash used in investing activities was $222.0 million for the year ended December 31, 2005, compared to $100.6 million for the year ended December 31, 2004, an increase of $121.4 million of which $44.9 million was due to increased capital expenditure, $13.2 million was due to expenditure on real estate activities, and $65.0 million was due to increased acquisitions and investments offset against $1.7 million higher proceeds from the sale of assets.

Financing Activities.  Cash provided from financing activities for the year ended December 31, 2005 was $135.6 million as compared to cash provided from financing activities of $51.1 million for the year ended December 31, 2004, an increase of $84.5 million.

Capital Commitments

There were $24.3 million of capital commitments outstanding as of December 31, 2005 mainly on investments in owned hotels.

Indebtedness

At December 31, 2005, OEH had $568.3 million of consolidated long-term debt, including the current portion, collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 11 years with a weighted average interest rate of 5.51%.  These financing agreements contain covenants that include limits on the property owning company’s ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum debt to equity ratio.  Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio.  OEH is in full compliance with these covenants, and management believes they will not substantially limit OEH’s ability to finance future acquisitions or capital expenditure plans.  See Note 6 to the Financial Statements regarding the maturity of long-term debt.

Approximately 36% of the outstanding principal was drawn in euros at December 31, 2005, and the balance primarily drawn in U.S. dollars.  At December 31, 2005, 98% of borrowings of OEH were in floating interest rates.

Liquidity

Management plans to invest over the next few years in the expansion of existing hotel properties consistent with its growth strategy, subject to market conditions.  In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt collateralized on the properties, and the balance through available cash resources.

Management expects to have available cash from operations and appropriate debt and other sources of financing sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for 2006 and later years.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations, excluding accounts payable and accrued liabilities, in 2006 and later years as of December 31, 2005 (dollars in millions).

	Year ended December 31,
	2006	2007- 2008	2009- 2010	There- After	Total
Working capital facilities	$47,108	$—	$—	$—	$47,108
Debt	70,333	291,590	119,216	69,954	551,093
Capital leases	1,818	3,318	3,205	8,873	17,214
Operating leases	590	716	453	144	1,903
Capital commitments	24,341	—	—	—	24,341
	$144,190	$295,624	$122,874	$78,971	$641,659

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2005 other than those involving its equity investees reported in Notes 1(g), 2(b), 6(a) and 16 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 12 and 13.

All deposits received for residential purchases at La Samanna are held in escrow, and as at December 31, 2005, this amounted to $2.6 million.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of OEH’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires OEH management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, OEH management evaluates these estimates.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the result of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions.  OEH management believes the following are OEH’s most critical accounting policies and estimates.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually for impairment.  The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  As of December 31, 2005 and 2004, OEH determined the carrying values of all its reporting units were less than their estimated fair values, indicating that there was no impairment of the recorded goodwill.  To determine fair value, OEH relied on common industry valuation models, including multiples of earnings.

Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with SFAS No. 142.

Depreciation

Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method.  The depreciation rates on freehold buildings are 60 years with a 10% residual value, and on machinery and other remaining assets range from 5 to 25 years.  Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms including lease extensions that are reasonably assured.

Pensions

OEH’s primary pension plan is accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions”.  Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, salary growth, long-term return on plan assets and mortality rates.

Management believes that a 7.0% long-term return on plan assets in 2005 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has evaluated input from OEH’s actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan is in the U.K.  OEH’s expected long-term rate of return is based on a planned transition towards 100% equity investment which is due to be completed at the end of March, 2006.

Management regularly reviews OEH’s actual asset allocation and periodically rebalances investments to targeted allocations when considered appropriate.  While the analysis considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.  Management will continue to evaluate the expected rate of return at least annually, and will adjust as necessary.

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2006 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

Tax assets

OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH’s estimates of income that would likely be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

Recent Accounting Pronouncements

The Company adopted SFAS No. 123R with effect from January 1, 2005 (see Note 1(e)).

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  OEH has historically expensed rent costs incurred during the construction period.  Accordingly, Staff Position FAS 13-1 is not expected to have any impact on OEH’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 clarifies the term “conditional” as used in SFAS No.143, “Accounting for Asset Retirement Obligations”.  This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity.  Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The adoption of FIN 47 did not have a material impact on OEH’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154,”Accounting Changes and Error Corrections”.  SFAS No. 154 replaces Accounting Principle Board Opinion No 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles.  It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have a material effect on OEH’s financial position or results of operations.

In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109”.  As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit.  However, in November 2005, the FASB voted to replace the probable threshold with a more-likely-than-not criterion when determining if the impact of a tax position should be recorded.  The FASB expects to issue a final interpretation in the first quarter of 2006.  When it is available, OEH will review the final interpretation to determine the impact it may have on OEH’s consolidated financial statements.

In December 2005, the FASB deliberated issues relating to the limited-scope, first phase of its project to reconsider the accounting for post-retirement benefits, including pensions.  The FASB decided that the objectives and scope of this phase include, among other items, recognizing the over-funded or under-funded status of defined benefit post-retirement plans as an asset or a liability in the statement of financial position.  The FASB expects to issue an exposure draft for the initial phase in the first quarter of 2006.  In the second multi-year phase of the project, the FASB expects to consider comprehensively a variety of issues related to the accounting for post-retirement benefits, including expense recognition, obligation measurement, and whether post-retirement benefit trusts should be consolidated by the plan sponsor.  OEH will review the proposed standards when they are available to determine the impact they may have on OEH’s consolidated financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,000,000 based on borrowings outstanding at December 31, 2005.  The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, British pound, South African rand, Brazilian real and Australian dollar.  Some non-U.S. subsidiaries of the Company borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.  There are no foreign currency derivative financial instruments currently in effect relating to OEH.

Nine of OEH’s owned hotels in 2005 operated with currencies linked to the euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Botswanan pula, and one in Peruvian nuevo soles.  The Venice Simplon-Orient-Express, British Pullman and Northern Belle tourist trains operate primarily in British pounds sterling and currencies linked to the euro.  OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

OEH’s properties match foreign currency earnings and costs to provide a natural economic hedge against currency movements.  In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa.  Management believes that when these factors are combined, OEH does not face a material economic exposure to its net earnings from currency movements, although the reporting of OEH’s revenues and costs translated into U.S. dollars can, from period to period, be materially affected.

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2005, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would be approximately $3,000,000 on OEH's net earnings.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

London, England.

March 3, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited management’s assessment, in the accompanying Report on Internal Control over Financial Reporting included in Item 9A–Controls and Procedures of this Form 10-K Annual Report, that Orient-Express Hotels Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

London, England

March 3, 2006

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)

Assets
Cash and cash equivalents	$38,397	$85,610
Accounts receivable, net of allowances of $980 and $1,027	59,061	34,984
Due from related parties	17,549	14,718
Prepaid expenses and other	13,061	11,914
Inventories	29,636	28,965
Total current assets	157,704	176,191

Property, plant and equipment, net of accumulated depreciation of $164,814 and $155,582	1,010,926	911,992
Real estate assets	18,398	4,819
Investments	129,681	123,599
Goodwill and other intangible assets	62,867	29,529
Other assets	35,986	30,771
	$1,415,562	$1,276,901
Liabilities and Shareholders’ Equity
Working capital facilities	$47,108	$42,920
Accounts payable	22,680	23,839
Due to related parties	7,374	5,453
Accrued liabilities	43,545	37,288
Deferred revenue	19,339	20,493
Current portion of long-term debt and capital leases	72,151	46,245
Total current liabilities	212,197	176,238

Long-term debt and obligations under capital leases	496,156	537,461
Deferred income taxes	29,656	14,020
	738,009	727,719
Minority interest	4,153	4,192

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued – 39,399,750 (2004 – 31,790,601)	393	318
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued – 18,044,478 (2004 – 20,503,877)	181	205
Additional paid-in capital	404,923	280,212
Retained earnings	314,207	277,281
Accumulated other comprehensive loss	(46,123)	(12,845)
Less: reduction due to class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	673,400	544,990
Commitments and contingencies
	$1,415,562	$1,276,901

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Year ended December 31,	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Revenue	$433,147	$357,284	$315,863

Expenses:
Depreciation and amortization	34,087	28,349	25,265
Operating	205,291	175,547	158,577
Selling, general and administrative	134,108	114,474	101,761
Total expenses	373,486	318,370	285,603

Gain on sale of hotel asset	—	—	4,250

Earnings from operations before net finance costs	59,661	38,914	34,510

Interest expense, net	(30,153)	(19,948)	(19,892)
Foreign currency, net	5,065	2,723	2,673
Net finance costs	(25,088)	(17,225)	(17,219)

Earnings before income taxes	34,573	21,689	17,291

Provision for income taxes	5,015	2,551	1,002

Earnings before earnings from unconsolidated companies	29,558	19,138	16,289

Earnings from unconsolidated companies net of tax	11,175	9,084	7,320

Net earnings on class A and B common shares	$40,733	$28,222	$23,609

Earnings per class A and B
common share:
Basic	$1.07	$0.82	$0.76
Diluted	$1.06	$0.82	$0.76

Dividends per class A and class B common share	$0.10	$0.10	$—

See notes to consolidated financial statements

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$40,733	$28,222	$23,609

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,087	28,349	25,265
Undistributed earnings of unconsolidated companies	(2,830)	(3,588)	(2,275)
Profit from sale of real estate and fixed assets	(3,822)	(1,286)	(1,143)
Stock options issued	1,249	1,391	—
Other non-cash items	(716)	1,277	1,409
Change in deferred tax	(4,778)	(1,045)	(500)
Gain from sale of hotel asset	—	—	(4,250)
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
(Increase)/decrease in accounts receivable, prepaid expenses and other	(29,039)	(9,220)	1,445
Increase in inventories	(2,605)	(1,208)	(1,172)
Increase/(decrease) in accounts payable, accrued liabilities , deferred revenue and other liabilities	7,562	9,673	(9,144)
Dividends received from unconsolidated companies	624	—	—
Total adjustments	(268)	24,343	9,635
Net cash provided by operating activities	40,465	52,565	33,244

Cash flows from investing activities:
Capital expenditures on operating properties	(110,088)	(65,104)	(54,450)
Capital expenditure on real estate developments	(13,185)	—	—
Acquisitions and investments, net of cash acquired	(103,453)	(38,479)	(27,225)
Proceeds from sale of real estate and fixed assets	4,705	3,003	1,504
Proceeds from sale of hotel asset	—	—	39,604
Net cash used in investing activities	(222,021)	(100,580)	(40,567)

Cash flows from financing activities:
Net proceeds from/(repayments of) working capital facilities and redrawable loans	(87,596)	21,336	(7,715)
Issuance of common shares (net)	121,889	—	51,893
Stock options exercised	1,623	—	—
Proceeds from long-term debt	143,040	88,226	68,236
Principal payments under long-term debt	(39,552)	(55,053)	(64,080)
Payment of common share dividends	(3,807)	(3,425)	—
Net cash provided by financing activities	135,597	51,084	48,334

Effect of exchange rate changes on cash	(1,254)	1,194	2,476
Net increase/(decrease) in cash and cash equivalents	(47,213)	4,263	43,487
Cash and cash equivalents at beginning of year	85,610	81,347	37,860
Cash and cash equivalents at end of year	$38,397	$85,610	$81,347

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders’ Equity

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held By A Subsidiary	Total Comprehensive Income

Balance, January 1, 2003	$—	$283	$205	$226,963	$228,875	$(29,663)	$(181)
Issuance of class A common shares in public offering, net of issuance costs		35		51,858
Comprehensive income:
Net earnings on common shares for the year					23,609			$23,609
Other comprehensive income						10,460		10,460
								$34,069
Balance, December 31, 2003	—	318	205	278,821	252,484	(19,203)	(181)

Stock based compensation				1,391
Dividends on common shares					(3,425)
Comprehensive income:
Net earnings on common shares for the year					28,222			$28,222
Other comprehensive income						6,358		6,358
								$34,580
Balance, December 31, 2004	—	318	205	280,212	277,281	(12,845)	(181)

Issuance of class A common shares in public offering, net of issuance costs		50		121,839
Stock based compensation				1,249
Stock options exercised		1		1,623
Conversion of class B to class A shares		24	(24)
Dividends on common shares					(3,807)
Comprehensive income:
Net earnings on common shares for the year					40,733			$40,733
Other comprehensive loss						(33,278)		(33,278)
								$7,455
Balance, December 31, 2005	$—	$393	$181	$404,923	$314,207	$(46,123)	$(181)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.             Summary of significant accounting policies and basis of presentation

(a)          Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

At December 31, 2005, OEH owned or invested in 38 deluxe hotels and resorts located in the United States, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, three restaurants in London, New York and Buenos Aires, six tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma and five canalboats in France.  See Note 17 regarding the purchase of an additional hotel in February 2006.

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

The consolidated financial statements include an allocation of certain general corporate administrative expenses from Sea Containers Ltd (“SCL”) which are provided under a services agreement with SCL.  In the opinion of management, general corporate administrative expenses have been allocated to OEH on a reasonable and consistent basis using management’s estimate of services provided by SCL.  However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had OEH not been operating under a services agreement during the periods presented.  Therefore, the financial information included herein may not necessarily reflect the consolidated results of operations, financial position and cash flows of OEH had OEH been a separate stand-alone entity for the years presented.

Certain items in 2004 and 2003 have been reclassified to conform to the current year’s presentation.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN” means an accounting interpretation of the FASB.

(c)           Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for Russia, French West Indies, Mexico, Brazil and Peru, where functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing that is long-term investment in nature is accounted for similarly.  No income taxes are provided on the translation adjustments as management does not expect that such gains or losses will be realized.  Foreign currency transaction gains and losses are recognized as they occur.

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

(e)           Stock-based compensation

OEH had previously accounted for stock-based compensation under the guidelines of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

With effect from January 1, 2005, the Company adopted SFAS No. 123R, “Stock-Based Payment”, and chose the modified prospective application as its transition method.  Prior to January 1, 2005, the Company has historically reflected the pro-forma impact to net income had all previously issued stock-based compensation been expensed under the provisions of SFAS No. 123.  Upon adoption of SFAS No. 123R, all previously issued stock-based compensation vesting during the 12 months ended December 31, 2005 and those issued during the current year have been reflected in OEH’s net earnings.  This resulted in an expense in the 12 months ended December 31, 2005 of $1,249,000.  See Note 11.

OEH had previously accounted for its stock-based compensation plans under APB Opinion No. 25.  Had compensation cost for the Company’s stock option plans been determined based on fair values as of the dates of grant, OEH’s net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

		Year ended December 31,
		2004	2003

Net earnings:
As reported on common shares		$28,222	$23,609
Add:	Stock-based compensation expense included in reported net income, net of related tax effects	1,514	—
Deduct:	Total stock-based employee compensation expense determined under fair value based method, net of related tax	(897)	(1,040)
Pro forma		$28,839	$22,569
Basic and diluted earnings per share:
As reported		$0.82	$0.76
Pro forma		$0.80	$0.72

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

Revenue from real estate activities represent the proceeds from sales of undeveloped lands that OEH is holding for sale.  Profit from sales of land is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66, “Accounting for Sales of Real Estate”, have been met.  No revenue has been recognized for other real estate properties under development because the criteria for revenue recognition set by SFAS No. 66 have not been met.

Revenue from real estate sales was $4,700,000 in 2005 (2004-$4,200,000).

(g)          Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $9,752,000 in 2005 (2004–$8,165,000, 2003–$7,080,000).

(h)          Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects as disclosed in Note 1(o) below) and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $32,405,000 in 2005 (2004-$26,780,000; 2003–$24,783,000).

(i)           Interest expense, net

OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $448,000 in 2005 (2004-$1,708,000; 2003–$1,795,000).

(j)            Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction gains of $5,065,000 in 2005 (2004-$2,723,000; 2003–$2,673,000).

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

(l)           Earnings per share

Basic earnings per share exclude dilution and are computed by dividing net earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period.  The number of shares used in computing basic earnings per share was 38,214,000 for the year ended December 31, 2005 (2004-34,250,000; 2003–31,139,000).  The number of shares used in computing diluted earnings per share was 38,534,000 for the year ended December 31, 2005 (2004-34,367,000; 2003–31,152,000).

The following table is a reconciliation of the net earnings and per share amounts used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share amounts):

	Net Earnings	Number of Shares	Per Share Amount
Year ended December 31, 2005:
Basic earnings per share	$40,733	38,214	$1.07
Effect of dilutive stock options	—	320	$0.01
Diluted earnings per share	$40,733	38,534	$1.06

Year ended December 31, 2004:
Basic earnings per share	$28,222	34,250	$0.82
Effect of dilutive stock options	—	117	—
Diluted earnings per share	$28,222	34,367	$0.82

Year ended December 31, 2003:
Basic earnings per share	$23,609	31,139	$0.76
Effect of dilutive stock options	—	13	—
Diluted earnings per share	$23,609	31,152	$0.76

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 50 years
River cruiseship and canalboats	25 years
Furniture, fixtures and equipment	5-25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

(o)          Real estate assets

Real estate assets consists primarily of inventory costs of real estate property developments.  Expenditures directly related to non-hotel real estate developments, such as real estate taxes and capital improvements, are capitalized.  Inventory costs of real estate development include construction costs and ancillary costs, which will be expensed as real estate will be sold.  OEH also capitalizes direct costs attributable to the sales and marketing of the properties until revenue recognition commences.  If a sales contract is cancelled, unrecoverable direct selling costs are expensed upon cancellation.  Land property development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method.

(p)          Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, OEH management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, OEH records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(q)          Investments

Investments include equity interests in and advances to unconsolidated companies.

(r)           Goodwill and other tangible assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually to determine impairment.  Goodwill is not amortized.

The goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  At December 31, 2005, there was no impairment.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with SFAS No. 142.

(s)           Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  OEH’s customer base is comprised of numerous customers across different geographic areas.

(t)           Derivative financial instruments

If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income/(loss) in shareholders’ equity and are recognized in the statement of consolidated operations when the hedged item affects earnings.  The ineffective portion of a hedging derivative’s change in the fair value will be immediately recognized in earnings.  If the derivative is not designated as a hedge for accounting purposes, the change in its fair value is recorded in earnings.

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

OEH is exposed to interest rate risk on its floating rate debt and management tries to manage the impact of interest rate changes on earnings and cash flows.  OEH’s policy is to enter into interest rate swap and interest rate cap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt.  These swaps convert the floating rate interest payments on a portion of the outstanding debt into fixed payments.

(u)          Variable interest entities

                Management’s evaluation of OEH’s joint venture agreements and management contracts has identified the Afloat in France joint venture in which OEH has variable interests, due to the terms of the investment in the entity’s activities and the structure of the financial support provided to the entity (see Note 2(b)).  The terms of the joint venture agreement do not expose OEH to the majority of expected cash flow variability and, therefore, this entity is not consolidated.  OEH’s maximum exposure to loss was an investment balance in Afloat in France of $1,200,000 at December 31, 2005.

(v)           Recent accounting pronouncements

The Company adopted SFAS No. 123R with effect from January 1, 2005 (see Note 1(e)).

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense.  This Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required.  OEH has historically expensed rent costs incurred during the construction period.  Accordingly, Staff Position FAS 13-1 is not expected to have any impact on OEH’s consolidated financial statements.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 clarifies the term “conditional” as used in SFAS No.143, “Accounting for Asset Retirement Obligations”.  This interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity.  Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The adoption of FIN 47 did not have a material impact on OEH’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”.  SFAS No. 154 replaces APB Opinion No 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles.  It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 did not have a material effect on OEH’s financial position or results of operations.

In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109”.  As drafted, the interpretation would require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit.  However, in November 2005, the FASB voted to replace the probable threshold with a more-likely-than-not criterion when determining if the impact of a tax position should be recorded.  The FASB expects to issue a final interpretation in the first quarter of 2006.  When it is available, OEH will review the final interpretation to determine the impact it may have on OEH’s consolidated financial statements.

In December 2005, the FASB deliberated issues relating to the limited-scope, first phase of its project to reconsider the accounting for post-retirement benefits, including pensions.  The FASB decided that the objectives and scope of this phase include, among other items, recognizing the over-funded or under-funded status of defined benefit post-retirement plans as an asset or a liability in the statement of financial position.  The FASB expects to issue an exposure draft for the initial phase in the first quarter of 2006.  In the second multi-year phase of the project, the FASB expects to comprehensively consider a variety of issues related to the accounting for post-retirement benefits, including expense recognition, obligation measurement, and whether post-retirement benefit trusts should be consolidated by the plan sponsor.  OEH will review the proposed standards when they are available to determine the impact they may have on OEH’s consolidated financial statements.

(w)          Other significant events

Due to hurricanes Katrina and Rita, the Windsor Court Hotel in New Orleans suffered damage and remained closed throughout the period from August 29 to October 31, 2005. The Maroma Resort and Spa in Mexico also suffered damage as a result of hurricanes Emily and Wilma and remained closed throughout the period from July 18 (when the hotel closed for refurbishment) through December 31, 2005.  OEH’s insurance covers property damage and loss of earnings under business interruption for up to 12 months after the event.  Earnings from operations include within revenue an insurance recovery of $4,900,000 for business interruption for the Windsor Court Hotel during the closure period.  Earnings from operations include within revenue an insurance recovery of $2,500,000 for business interruption for the Maroma Resort and Spa during the closure period.  A total of $1,000,000 has been expensed for each property due to the deductible applicable to each insurance claim.  The property damage claims submitted as at December 31, 2005 amounted to approximately $5,000,000 for the Windsor Court Hotel and approximately $2,000,000 for the Maroma Resort and Spa.  The excess of the property damage claims submitted over the losses recorded represents a contingent gain and has only been recognized in the financial statements to the extent realized.

2.             Significant acquisitions, dispositions and investments

(a)          Acquisitions

2005 Acquisitions:

On February 8, 2005, OEH purchased 100% of the issued equity of LLC Europe Hotel which owns a 93.5% interest in the property operating as the Grand Hotel Europe, St Petersburg,

Russia.  The remaining interest in the property is owned by the City of St. Petersburg.  In addition, OEH acquired full management and operational control of the hotel and acquired 100% of a Cyprus company which has agreements with the hotel to provide various management services.

This strategic acquisition enables OEH to start expansion of its position in the Russian market, which contributed to the purchase price and resulted in goodwill.  The total purchase price, including acquisition costs, was $95,150,000 paid in cash of which $57,500,000 was financed by a syndicate of banks led by the International Finance Corporation.

The acquisition of the Grand Hotel Europe has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The Company allocated the purchase price for the acquisition based on fair value of assets acquired and liabilities assumed, which is defined as the amount at which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

February 8, 2005
Current assets	$2,740
Property, plant and fixtures and fittings	80,500
Trade name	7,100
Goodwill	28,812
Total assets acquired	119,152

Current liabilities and lease obligations	8,192
Deferred income taxes	15,810
Total liabilities assumed	24,002
Net assets acquired	$95,150

Goodwill of $28,812,000 has been recorded of which $ nil will be deductible for tax purposes.

The acquired intangible assets included the trade name which was fair valued at $7,100,000, and has been assigned an indefinite useful life.

The results of the operation have been included in the  consolidated financial statements of OEH from February 8, 2005.

The proforma results of operations data presented below assume that the Grand Hotel Europe acquisition had been made at the beginning of 2004.  The proforma data is presented for informational purposes only and is not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2004 (dollars in thousands):

Year ended December 31,	2005	2004
	(Proforma unaudited)
Revenue	$435,014	$391,603
Net Income	$41,027	$30,939
Earnings per share:
Basic	$1.08	$0.90
Diluted	$1.07	$0.90

2004 Acquisitions:

Effective November 1, 2004, OEH acquired El Encanto Hotel  and Garden Villas in Santa Barbara, California for $26,000,000 paid in cash.  Part of the purchase price was financed with a bank loan.  The entire purchase price was allocated to tangible fixed assets, primarily land, based on their fair value.

(b)  Investments

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

                On May 25, 2004, OEH acquired a 50% interest in a luxury French canal and river cruise business called Afloat in France. This investment is accounted for under the equity accounting method. Also as part of this transaction OEH acquired the five canalboats operated in the business.  The total investment was $3,000,000 paid in cash.

On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia.  Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company’s shares.  As of December 31, 2005, OEH had provided $8,000,000 (2004-$4,625,000) in loans to Pansea which are recorded in other assets.  The conversion price of the loans is determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement).  OEH is not managing the hotels but is marketing them along with its other properties.

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

OEH’s investments in and loans and advances to unconsolidated companies amounted to $129,681,000 at December 31, 2005 (2004-$123,599,000; 2003–$146,495,000).  OEH’s earnings from unconsolidated companies were $11,175,000 in 2005 (2004-$9,084,000; 2003–$7,320,000).  See Note 16.

Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2005	2004
Current assets	$45,390	$39,993
Property, plant and equipment, net	344,475	357,949
Other assets	5,726	5,469
Total assets	$395,591	$403,411

	December 31,
	2005	2004
Current liabilities	$50,150	$41,290
Long-term debt	203,520	216,251
Other liabilities	90,161	79,403
Total shareholders’ equity	51,760	66,467
Total liabilities and shareholders’ equity	$395,591	$403,411

	Year ended December 31,
	2005	2004	2003
Revenue	$159,705	$135,250	$110,952
Earnings from operations before net finance costs	$23,550	$16,467	$13,953
Net loss	$(4,463)	$(4,767)	$(1,282)

Included in unconsolidated companies is the Charleston Place Hotel to which OEH has made loans in addition to its equity investment. Some of these loans have a conversion feature exercisable by OEH no sooner than 2020 and in limited circumstances before then, under which OEH may convert its loans into additional capital, thereby giving OEH a majority equity interest in the hotel.

Also included in unconsolidated companies are the Peru hotel and PeruRail joint ventures, under which OEH and the other 50% participant must contribute equally additional equity capital needed for the businesses. If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company. OEH also has rights to purchase the other participant’s interests, exercisable in limited circumstances such as its bankruptcy.

3.                                      Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2005	2004
Land and buildings	$852,101	$765,132
Machinery and equipment	156,780	149,191
Fixtures, fittings and office equipment	148,346	134,935
River cruiseship and canalboats	18,513	18,316
	1,175,740	1,067,574
Less: accumulated depreciation	(164,814)	(155,582)
	$1,010,926	$911,992

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2005	2004
Freehold and leased land and buildings	$14,803	$14,612
Machinery and equipment	2,067	2,410
Fixtures, fittings and office equipment	1,817	4,886
	18,687	21,908
Less: accumulated depreciation	(1,892)	(2,591)
	$16,795	$19,317

4.                                      Goodwill and other intangible assets

OEH’s goodwill consists of $725,000 related to the trains and cruises business segment and $55,042,000 related to the hotels and restaurants business segment of which $28,812,000 relates to the initial purchase price allocations for the acquisition of the Grand Hotel Europe, effective February 8, 2005. Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000 determined by the fair value exercise referred to in Note 2.

5.                                      Working capital facilities

Working capital facilities are comprised of the following, all repayable within one year (dollars in thousands):

	December 31,
	2005	2004
Unsecured working capital facilities, with a weighted average interest rate of 5.92% and 4.59%, respectively	$47,108	$42,920

OEH had approximately $54,000,000 of working capital lines of credit at December 31, 2005 (2004-$55,000,000) issued by various financial institutions and having various expiration dates, of which $7,100,000 was undrawn (2004-$12,000,000).

6.                                      Long-term debt and obligations under capital leases

(a)                               Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2005	2004
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.51% and 4.18%, respectively, primarily based on LIBOR	$546,593	$567,012
Loan secured by river cruiseship payable over 3 years, with a weighted interest rate of 5.65% based on LIBOR	4,500	—
Obligations under capital lease (see Note 6(b))	17,214	16,694
	568,307	583,706
Less: current portion	72,151	46,245
	$496,156	$537,461

Certain credit agreements of OEH have restrictive covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility borrowed during 2004 and secured by three of OEH’s Italian hotels. At December 31, 2005, OEH was in compliance with all of its restrictive covenants. OEH does not currently have any covenants in any of its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2005 (dollars in thousands):

Year ending December 31,

2006	$70,333
2007	129,041
2008	162,549
2009	67,866
2010	51,350
2011 and thereafter	69,954
$551,093

The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts of OEH’s long-term debt also approximate fair value.

The Company has guaranteed $347,000,000 of long-term debt of its subsidiary companies at December 31, 2005.

The Company has guaranteed, through 2011, $11,939,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment and, through 2006, $4,413,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions. The Company has guaranteed, through 2006, $3,000,000 of the debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. The Company has guaranteed, through 2006, a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment. All of these guarantees were in place before December 31, 2002.

(b)                               Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2005 (dollars in thousands):

Year ending December 31,

2006	$2,637
2007	2,487
2008	2,343
2009	2,127
2010	2,128
2011 and thereafter	18,779
Minimum lease payments	30,501
Less: amount of interest contained in above payments	13,287
Present value of minimum lease payments	17,214
Less: current portion	1,818
$15,396

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

7.                                      Pension plan

From January 1, 2003, a number of non-U.S. OEH employees participated in a defined benefit pension plan called Orient- Express Services 2003 Pension Scheme.

The significant weighted-average assumptions used to determine net periodic costs during the year are as follows:

	Year ended December 31,
	2005	2004	2003

Discount rate	5.30%	5.40%	5.40%
Assumed rates of compensation increases	3.25%	3.00%	3.00%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The significant weighted-average assumptions used to determine benefit obligations at year end are as follows:

	December 31,
	2005	2004
Discount rate	4.75%	5.30%
Assumed rate of compensation increases	3.25%	3.25%

The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

In determining the expected long-term rate of return on assets, management has evaluated information from OEH’s actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The return on assets assumption reflects the transition towards 100% equity investment which is due to be completed by March 31, 2006.

The weighted-average asset allocation of OEH’s pension plan as of December 31, 2005 and 2004 by asset category as a percentage of plan assets is as follows:

	Year ended December 31,
Asset Category	2005	2004

Equity securities	80%	61%
Fixed income investments	20%	39%
Total	100%	100%

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$13,953	$6,977
Service cost	885	780
Interest cost	699	448
Plan participants’ contributions	297	280
Net transfer in	1,001	—
Actuarial loss/(gain)	2,817	4,986
Benefits paid	(258)	(329)
Foreign currency translation	(1,797)	811
Benefit obligation at end of year	17,597	13,953

Change in plan assets:
Fair value of plan assets at beginning of year	7,540	5,823
Actual return on plan assets	1,673	463
Employer contributions	1,063	772
Plan participants’ contributions	297	280
Net transfer in	480	—
Benefits paid	(258)	(329)
Foreign currency translation	(989)	531
Fair value of plan assets at end of year	9,806	7,540

Funded status	(7,791)	(6,413)
Unrecognized net actuarial loss	10,832	10,220
Net amount recognized	$3,041	$3,807

Amounts recognized in the consolidated balance sheets consist of the following (dollars in thousands):

	Year ended December 31,
	2005	2004
Prepaid benefit cost	$3,041	$3,807
Net amount recognized	$3,041	$3,807

The following table details certain information with respect to OEH’s pension plan as follows (dollars in thousands):

	Year ended December 31,
	2005	2004
Projected benefit obligation	$17,597	$13,953
Accumulated benefit obligation	$9,589	$7,359
Fair value of plan assets	$9,806	$7,540

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Service cost	$885	$780	$520
Interest cost on projected benefit obligation	699	448	353
Expected return on assets	(546)	(362)	(274)
Net amortization and deferrals	417	5	92
Net periodic benefit cost	$1,455	$871	$691

Additional information about OEH’s pension plan is as follows (dollars in thousands):

	Year ended December 31,
	2005	2004
Decrease/(increase) in minimum pension liability (net of tax) in other comprehensive income	$—	$1,613

OEH expects to contribute $894,000 to its pension plan in 2006. The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,

2006	$3
2007	47
2008	47
2009	56
2010	68
Next 5 years	1,111

OEH has another defined benefit pension scheme in South Africa for certain employees of the Mount Nelson Hotel. Total number of active members is five, and the remaining members are retired pensioners. The latest actuarial valuation performed as at January 1, 2003 showed a net pension plan surplus of approximately $459,000 based on fair value of plan assets of $1,457,000 and projected benefit obligation of $998,000. Management does not expect significant movements in the balances since the last valuation due to the small size of the scheme. No further SFAS No. 132R disclosures have been made on the grounds of materiality.

Certain employees of OEH are members of the British Rail pension scheme, which is a governmental multi-employer defined benefit pension scheme. Total OEH contributions into the scheme for 2005 and 2004 were $184,000 and $197,000, respectively.

Certain employees of OEH were members of defined contribution pension schemes. Total contributions into the scheme were as follows (dollars in thousands):

	Year ended December 31
	2005	2004
Employer’s contributions	$5,100	$4,011

8.                                      Income taxes

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2005
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	824	(1,455)	(631)
Other	8,969	(3,323)	5,646
	$9,793	$(4,778)	$5,015

	Year ended December 31, 2004
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	310	538	848
Other	4,278	(2,575)	1,703
	$4,588	$(2,037)	$2,551

	Year ended December 31, 2003
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	(294)	(146)	(440)
Other	3,445	(2,003)	1,442
	$3,151	$(2,149)	$1,002

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2005	2004

Gross deferred tax assets (operating loss carry forwards)	$60,177	$64,493
Less: valuation allowance	(22,487)	(31,996)
Net deferred tax assets	37,690	32,497
Deferred tax liabilities	(53,007)	(35,207)
Net deferred tax liabilities	$(15,317)	$(2,710)

The deferred tax liabilities at December 31, 2005 include a liability of $15,810,000 in respect of the Grand Hotel Europe. The liability is caused by the difference between the tax basis and the fair value of the depreciable and amortizable assets at the acquisition date.

The deferred tax assets consist primarily of tax loss carry forwards. The gross amount of tax loss carry forwards is $185,035,000. Of this amount, $59,402,000 will expire in the five years ending December 31, 2010, and a further $5,146,000 will expire in the five years ending December 31, 2015. The remaining losses of $120,487,000 will expire after December 31, 2015 or have no expiry date.

A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized. The decrease in the valuation allowance reflects primarily the fact that management now believes that certain deferred tax assets in respect of the U.S. and South African operations are more likely than not to be realized.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

OEH has prepared these financial statements pursuant to a tax sharing agreement with SCL and its subsidiaries. In accordance with that agreement, prior to August 10, 2000, the date of the Company’s initial public offering, OEH utilized/relinquished losses with certain SCL subsidiaries. After that date, OEH may no longer utilize/relinquish losses with SCL and its subsidiaries. The following represents the net liability that exists from OEH to SCL and its subsidiaries (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Tax sharing agreement	—	$(92)	$(1,973)

9.                                      Supplemental cash flow information

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash paid for:
Interest	$29,461	$21,436	$19,714
Income taxes	$10,124	$4,071	$3,411

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2005, 2004 and 2003 (see Note 2(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2005	2004	2003

Fair value of assets acquired	$119,152	$30,146	$50,611
Cash paid	(95,150)	(29,670)	(22,000)
Liabilities assumed	$24,002	$476	$28,611

10.                               Shareholders’ equity

(a)                               Public offering

In November and December 2003, the Company completed a public offering registered in the United States through underwriters of 3,450,000 newly-issued class A common shares. Net proceeds amounted to $51,893,000.

In March 2005, the Company issued and sold through underwriters 5,050,000 class A common shares in a public offering registered in the United States. Net proceeds amounted to $121,889,000.

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

(c)                                Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company, SCL or a subsidiary of SCL) of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company and (ii) the commencement or announcement of a tender offer or exchange offer by a person for shares carrying 30% or more of the total voting rights that may be cast at any general meeting of the Company. At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $142 (the “Purchase Price”) for each one one-hundredth of such junior preferred share, subject to adjustment in certain events. From and after the date on which any person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price. If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 20% beneficial ownership as described above, but less than 50% beneficial ownership. The rights will expire on June 1, 2010 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company.

(d)                               Acquired shares

Included in shareholders’ equity is a reduction for 18,044,478 class B common shares of the Company that a subsidiary of the Company acquired from SCL in July 2002 under an agreement with SCL dating from July 2000. Consistent with the overall presentation of the capital structure in the financial statements, the Company has given effect to the terms and conditions of that agreement as if the agreement had been consummated from the beginning of the earliest year presented. As a result, a total of 18,044,478 class B common shares are deemed to be owned by the Company subsidiary at December 31, 2005 and 2004. Under applicable Bermuda law, these shares are outstanding and may be voted although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(e)                                Preferred shares

The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement. See Note 10(c).

11.                               Employee stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 500,000, respectively, class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant. Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2005, 626,250 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 48 persons, and 161,500 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 40 persons.

Transactions under the plans have been as follows:

	Year ended December 31, 2005
	Shares	Option Price
Outstanding at beginning of period	824,000	$13.00-$19.00
Granted	82,000	$21.40-$28.50
Terminated	(18,500)	$13.06-$28.50
Exercised	(99,750)	$13.06-$19.00
Outstanding at end of period	787,750	$13.00-$28.50
Exercisable at end of period	472,250	$13.00-$19.00

	Year ended December 31, 2004
	Shares	Option Price
Outstanding at beginning of period	676,000	$13.00-$19.00
Granted	150,000	$14.70
Terminated	(2,000)	$13.40
Exercised	—
Outstanding at end of period	824,000	$13.00-$19.00
Exercisable at end of period	271,500	$19.00

	Year ended December 31, 2003
	Shares	Option Price
Outstanding at beginning of period	573,000	$13.00-$19.00
Granted	103,000	$13.40-$17.09
Terminated	—
Exercised	—
Outstanding at end of period	676,000	$13.00-$19.00
Exercisable at end of period	260,000	$19.00

The options outstanding at December 31, 2005, were as follows:

	Number of Shares		Weighted Average of
Exercise Prices	Outstanding at 12/31/2005	Exercisable at 12/31/2005	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
$13.00	15,000	15,000	6.8	$13.00	$13.00
$13.06	240,500	240,500	6.8	$13.06	$13.06
$13.40	91,000	—	7.4	$13.40	—
$14.70	143,000	—	8.6	$14.70	—
$17.09	3,000	—	7.8	$17.09	—
$19.00	205,250	205,250	5.2	$19.00	$19.00
$19.00	11,500	11,500	4.6	$19.00	$19.00
$21.40	2,000	—	9.1	$21.40
$28.40	33,000	—	9.7	$28.40
$28.50	43,500	—	9.5	$28.50
	787,750	472,250

Estimates of fair values of stock options on the grant dates using the Black-Scholes option pricing model are based on the following assumptions:

	As of and for year ended December 31,
	2005	2004	2003

Expected share price volatility	41.71%	46.33%	51.68%
Risk-free interest rate	4.24%	4.01%	2.25%
Expected annual dividends per share	$0.10	$0.10	None
Expected life of stock options	5 years	5 years	5 years
Weighted average fair value	$11.98	$6.70	$6.27

12.                               Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $24,341,000 at December 31, 2005 (2004-$27,200,000).

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,

2006	$590
2007	383
2008	333
2009	304
2010	149
2011 and thereafter	144
$1,903

Rental expense for the year ended December 31, 2005 amounted to $1,911,000 (2004-$1,716,000; 2003-$1,366,000).

Under the agreement to acquire the Royal Scotsman (see Note 2(b)), OEH has an option exercisable in December 2007 to acquire the remaining 50% of the outstanding shares at a multiple of EBITDA less existing debt (as defined in the agreement). In the event that OEH does not exercise these options, the existing shareholders have the option to sell the related shares to OEH for £1,400,000 ($2,400,000) and £2,100,000 ($3,600,000), respectively. At December 31, 2005, the fair value of this contract was approximately zero.

Pursuant to the terms of its investment in the Afloat in France business (see Note 2(b)), OEH purchased an option to acquire the remaining shares in the business, which is exercisable effective on May 9, 2009. Prior to that date, the other shareholders have the right to sell their shares in the business to OEH. Both options have the same exercise prices, which are determined at a multiple of EBITDA less existing debt (as defined in the agreement) during the exercise periods. The exercise price of each option approximates the fair value of the shares at December 31, 2005.

Pursuant to the terms of its investment in the Pansea Hotel group (see Note 2(b)), OEH paid $1,400,000, which is recorded in other assets, for options exercisable after three to five years to acquire all of the holding company’s shares. The existing shareholders also have the right to sell their shares to OEH after five years. These options have the same exercise prices, which are determined at a multiple of EBITDA less existing debt (as defined in the agreement) during the exercise periods. The exercise price of the options approximates the fair value of the shares at December 31, 2005.

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

At December 31, 2005 and 2004, the fair values of the outstanding interest rate caps were accounted for as other assets at $nil and $124,000, respectively.

The amounts in accumulated other comprehensive income, a $68,000 loss at December 31, 2005, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged interest expense on the debt is recorded). Of the existing losses at December 31, 2005, approximately $68,000 will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. OEH does not hold derivatives other than for hedging purposes.

In December 2003, OEH entered into an interest rate swap to hedge its exposure to interest rate movements in a loan for a notional amount of €9,466,700 ($12,900,000). The fair value of the swap was $630,000 negative and $142,800 negative at December 31, 2005 and 2004, respectively, and recorded in accrued liabilities. Changes in the fair value of this swap were recorded to interest expense as OEH elected not to apply hedge accounting for this transaction. The interest rate swap was discontinued during 2005.

14.                               Other comprehensive income/(loss)

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	Year ended December 31,
	2005	2004
Foreign currency translation adjustments	$(46,055)	$(12,636)
Derivative financial instruments	(68)	(209)
	$(46,123)	(12,845)

The components of comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31
	2005	2004	2003
Net earnings on common shares	$40,733	$28,222	$23,609
Foreign currency translation adjustments	(33,419)	5,046	10,465
Change in fair value of derivatives	141	(301)	102
Additional minimum pension liability, net of tax	—	1,613	(107)
Comprehensive income	$7,455	$34,580	$34,069

15.                               Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. OEH’s operations are organized along service lines as two segments, (i) hotels and restaurants and (ii) tourist trains and cruises, and are grouped into various geographical regions. Hotels at December 31, 2005 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, restaurants are located in London, New York and Buenos Aires, tourist trains operate in Europe, Southeast Asia and Peru, and a river cruiseship operates in Burma and five canalboats in France. Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on hotel asset sale (“segment EBITDA”). Segment information is presented in accordance with the accounting policies described in Note 1.

Financial information regarding these business segments is as follows (dollars in thousands):

		Year ended December 31,
		2005	2004	2003
Revenue:
Hotels and restaurants
Owned hotels	– Europe	$161,188	$116,074	$115,884
	– North America	84,411	75,376	66,564
	– Rest of World	95,516	79,576	62,989
Hotel management/part ownership interests		8,663	7,344	6,495
Restaurants		22,162	20,339	17,510
		371,940	298,709	269,442
Tourist trains and cruises		61,207	58,575	46,421
		$433,147	$357,284	$315,863

Depreciation and amortization:
Hotels and restaurants
Owned hotels	– Europe	$13,471	$9,954	$8,420
	– North America	7,248	6,536	6,249
	– Rest of World	8,675	7,755	6,888
Restaurants		851	757	595
		30,245	25,002	22,152
Tourist trains and cruises		3,842	3,347	3,113
		$34,087	$28,349	$25,265

		Year ended December 31,
		2005	2004	2003
Segment EBITDA:
Owned hotels	– Europe	$46,560	$29,868	$32,789
	– North America	18,764	14,951	11,097
	– Rest of World	23,381	18,051	11,077
Hotel management/part ownership interests		17,485	14,885	13,474
Restaurants		5,625	3,911	2,616
Tourist trains and cruises		15,396	13,057	5,984
Central overheads		(18,955)	(15,707)	(12,157)
		$108,256	$79,016	$64,880

	Year ended December 31,
	2005	2004	2003
Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$108,256	$79,016	$64,880
Add:
Gain on sale of hotel asset	—	—	4,250
Less
Depreciation and amortization	34,087	28,349	25,265
Interest expense, net	30,153	19,948	19,892
Foreign currency, net	(5,065)	(2,723)	(2,673)
Provision for income taxes	5,015	2,551	1,002
Share of provision for income taxes of unconsolidated companies	3,333	2,669	2,035
Net earnings	$40,733	$28,222	$23,609

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$7,169	$6,437	$6,979
Restaurants	360	223	85
	7,529	6,660	7,064
Tourist trains and cruises	3,646	2,424	256
	$11,175	$9,084	$7,320

		Year ended December 31,
		2005	2004	2003
Capital expenditure:
Hotels and restaurants
Owned hotels	– Europe	$60,359	$32,643	$16,827
	– North America	19,100	14,177	19,928
	– Rest of World	23,368	15,214	13,213
Restaurants		1,091	694	801
		103,918	62,728	50,769
Tourist trains and cruises		6,170	2,376	3,681
		$110,088	$65,104	$54,450

		December 31,
		2005	2004
Identifiable assets:
Hotels and restaurants
Owned hotels	– Europe	$560,982	$425,658
	– North America	251,646	296,704
	– Rest of World	343,773	308,598
Hotel management/part ownership interests		103,549	103,184
Restaurants		42,794	43,024
		1,302,744	1,177,168
Tourist trains and cruises		112,818	99,733
		$1,415,562	$1,276,901

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue:
Europe	$217,275	$169,788	$157,632
North America	109,019	98,244	87,341
Rest of World	106,853	89,252	70,890
	$433,147	$357,284	$315,863

	December 31,
	2005	2004
Long-lived assets at book value:
Europe	$553,287	$431,663
North America	308,622	331,544
Rest of World	359,963	306,732
	$1,221,872	$1,069,939

Long-lived assets at book value constitute the following (dollars in thousands):

	December 31,
	2005	2004
Property, plant and equipment	$1,010,926	$911,992
Real estate assets	18,398	4,819
Investments	129,681	123,599
Goodwill	62,867	29,529
	$1,221,872	$1,069,939

16.                               Related party transactions

For the year ended December 31, 2005, OEH paid subsidiaries of SCL $5,757,000 (2004-$5,330,000; 2003-$4,631,000) for the provision of various services provided under a services agreement between OEH and SCL. These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the year ended December 31, 2005, OEH earned $4,587,000 (2004-$3,943,000; 2003-$3,917,000) in management fees which are recorded in revenue, and $9,752,000 (2004-$8,165,000; 2003–$7,080,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies. These loans have an indefinite maturity period. See Note 2(b).

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50%/50% joint venture with local Peruvian interests, as well as the 50%-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2005, OEH earned management and guarantee fees of $4,785,000 (2004-$4,337,000; 2003–$1,940,000) which are recorded in revenue, and loan interest of $116,000 (2004-$104,000; 2003–$297,000) which is recorded in earnings from unconsolidated companies. At December 31, 2005 and 2004, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2006. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2003.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH acquired a 50% interest in April 2003 (see Note 2) and is accounted for under the equity method. For the year ended December 31, 2005, OEH earned $1,139,000 (2004-$969,000; 2003–$1,069,000) in management fees, which are included in revenue. See note 2(b).

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

17.                               Subsequent events (unaudited)

On February 8, 2006, OEH acquired a 75% interest in Casa de Sierra Nevada, a 33 room deluxe hotel in San Miguel de Allende, Mexico, for $8,400,000. OEH will manage the hotel exclusively.

Effective January 1, 2006, OEH acquired the 25% minority interest in Maroma Resort and Spa for $5,400,000.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share amounts)
2005
Revenue	$98,753	$127,733	$126,252	$80,409
Earnings/(losses) before net finance costs	$9,220	$26,228	$24,294	$(81)
Net finance costs	(7,539)	(7,819)	(6,231)	(3,499)
Earnings/(losses) before income taxes	1,681	18,409	18,063	(3,580)
(Provision for)/benefit from income taxes	1,132	(3,025)	(3,420)	298
Earnings from unconsolidated companies net of tax	1,537	4,099	3,814	1,725
Net earnings/(losses) on class A and B common shares	$4,350	$19,483	$18,457	$(1,557)

Net earnings/(losses) per class A and B common share:
Basic	$0.11	$0.50	$0.47	$(0.04)
Diluted	$0.11	$0.49	$0.47	$(0.04)
Dividends per class A and B common share	$0.025	$0.025	$0.025	$0.025

2004
Revenue	$92,889	$100,025	$100,536	$63,834
Earnings before net finance costs	$9,511	$15,807	$16,529	$(2,933)
Net finance costs	(2,618)	(4,751)	(4,876)	(4,980)
Earnings/(losses) before income taxes	6,893	11,056	11,653	(7,913)
(Provision for)/benefit from income taxes	1,316	(2,504)	(2,375)	1,012
Earnings from unconsolidated companies net of tax	213	2,943	3,633	2,295
Net earnings/(losses) on class A and B common shares	$8,422	$11,495	$12,911	$(4,606)

Net earnings/(losses) per class A and B common share Basic and diluted	$0.25	$0.34	$0.38	$(0.33)
Dividends per class A and B common share	$0.025	$0.025	$0.025	$0.025

ITEM 9.                                                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                                            Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2005 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.

Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)). OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on this assessment and those criteria, management believes that OEH’s internal control over financial reporting is effective as of December 31, 2005. Deloitte & Touche LLP, OEH’s independent auditor (a registered public accounting firm), issued an attestation report on management’s assessment of OEH’s internal control over financial reporting, which appears in Item 8–Financial Statements above.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B.                                            Other Information

None.

PART III

ITEM 10.                                              Directors and Executive Officers of the Registrant

Directors

The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 63	Senior Counsel (retired) of Appleby Spurling Hunter (attorneys)	1994
James B. Hurlock, 72	Partner (retired) of White & Case LLP (attorneys)	2000
J. Robert Lovejoy, 61	Managing Director of Groton Partners LLC (a private merchant banking firm)	2000
Daniel J. O’Sullivan, 67	Senior Vice President-Finance (retired) of SCL	1997
Georg R. Rafael, 68	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 72	Chairman of the Company	1994
Simon M.C. Sherwood, 45	President of the Company	1994

The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

Mr. Campbell, who is also a director of SCL, was a member of Appleby Spurling Hunter until March 1999 and retired as Senior Counsel in July 2003. Mr. Campbell is the non-executive Chairman of the Board of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, as well as Chairman of the bank’s Audit Committee, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.

Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000. He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.

Mr. Lovejoy joined Groton Partners in January 2006. In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC,  a private equity investment firm. Prior to that position he was a Managing Director of Lazard Freres & Co. LLC and a General Partner of Lazard’s predecessor partnership for over 15 years.

Mr. O’Sullivan held senior financial and accounting positions with SCL and its predecessor company for over 30 years including Chief Financial Officer for seven years until his retirement in December 2004.

Mr. Rafael was until early 2002 the Vice Chairman–Executive Committee of Mandarin Oriental Hotels, having sold to them in 2000 Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986. Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

Mr. James Sherwood has also been a director of SCL since 1974, having founded its predecessor company in 1965. He served as President of SCL during that time until January 2006 when he became non-executive Chairman of SCL.

Mr. Simon Sherwood was Senior Vice President–Leisure of SCL (1997-2000) and was originally appointed Vice President of SCL in 1991, prior to which he was Manager, Strategic Consulting of Boston Consulting Group (1986-1990). He is the stepson of Mr. James Sherwood.

Corporate Governance

The Board of Directors of the Company has established corporate governance measures substantially in compliance with requirements of the New Your Stock Exchange (“NYSE”). These include a set of Corporate Governance Guidelines, Charters for each of the Audit Committee, Compensation Committee, and Nominating and Governance Committee of the full Board, and a Code of Business Conduct for Directors, Officers and Employees. The Board of Directors has also adopted a Code of Business Practices for the Company’s Principal Executive, Financial and Accounting Officers, which is filed as an exhibit to this report. These documents are published on the Company’s website (www.orient-express.com) or may be obtained by writing to the Company’s Secretary at its registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE. The Company’s corporate governance measures differ in two significant ways. First, the Charter of the Company’s Nominating and Governance Committee generally mandates the same responsibilities as NYSE rules require but authorizes the Committee to act only upon the Board’s request and in an advisory capacity. Second, the Charter of the Company’s Compensation Committee authorizes the Committee to recommend to the Board the compensation of the Company’s chief executive officers but does not empower the Committee itself to determine, approve or modify that compensation.

Regarding the independence of directors from OEH’s management, the Board has reviewed the materiality of any relationship that each of the seven directors of the Company has with OEH either directly or indirectly through another organization. The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company’s Audit Committee, the SEC’s independence rules. Based on this review, the Board has determined that Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors. The Company’s Corporate Governance Guidelines are filed as a exhibit to this report.

Interested persons may communicate directly with any of the independent directors by writing to him at the Company’s registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

The present members of the Company’s Audit Committee are Messrs. Campbell, Hurlock and Lovejoy. The Board has designated Mr. Lovejoy as the audit committee financial expert as defined by SEC rules. The present members of the Compensation Committee and the Nominating and Governance Committee are Messrs. Campbell, Hurlock, Lovejoy and Rafael.

Executive Officers

The executive officers of the Company are as follows:

Name, Age	Position

James B. Sherwood, 72	Chairman since 1994
Simon M.C. Sherwood, 45	President since 1994

Name, Age	Position

Dean P. Andrews, 53	Vice President–Hotels, North America since 1997
Filip Boyen, 47	Vice President–Hotels, Africa, Australia and South America since 2005
Roger V. Collins, 59	Vice President–Technical Services since 2001
Adrian D. Constant, 45	Vice President–Hotels, Europe and Asia since 2001
Pippa Isbell, 52	Vice President–Public Relations since 2000
Natale Rusconi, 79	Vice President since 2004
Nicholas R. Varian, 51	Vice President–Tourist Trains and Cruises since 1994
Paul M. White, 41	Vice President–Finance and Chief Financial Officer since 2005
David C. Williams, 51	Vice President–Sales and Marketing since 2004
Edwin S. Hetherington, 56	Secretary since 1994

The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

The previous experience of Messrs. James Sherwood and Simon Sherwood is reported under the heading “Directors” above.

Mr. Andrews was with Omni Hotels (1981-1997) working in new hotel development and financial and asset management.

Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance until he joined OEH in 1997. Initially, he served as General Manager of its Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH’s hotel and tourist train operation in Peru. He was appointed a Vice President in September 2005.

Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, joining the Company’s predecessor, Orient-Express Hotels Inc., in 1991.

Mr. Constant began his career in the hotel industry in 1983, including positions at Intercontinental and Forte Hotels, and worked for Le Meridien Hotels (1993-2001) ending as Regional Manager for Brazil.

Ms. Isbell was appointed a Manager of the Company in 1998 after selling the public relations consultancy she founded in 1987. Her work in the hospitality industry included representation of Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.

Mr. Rusconi is also Managing Director of the Hotel Cipriani in Venice, Italy having been appointed to that position in 1977. Previously he worked with the Savoy Hotel Group and CIGA Hotels.

Mr. Varian joined Orient-Express Hotels Inc. in 1985 from P&O Steam Navigation Company and has worked extensively on various cruise and tourist train projects, becoming a Vice President in 1989.

Mr. White was previously Vice President–Hotels, Africa, Australia and South America from 2000 until September 2005, when he became Vice President–Finance and Chief Financial Officer. Mr. White was Director of Hotel Operations for the same geographical region from 1998 to 2000, and Financial Controller from 1991 to 1998. He joined OEH in 1991 from Forte Hotels where he qualified as an accountant. He is currently a member of the Chartered Institute of Management Accountants.

Mr. Williams joined Orient-Express Hotels Inc. in 1981 as Sales and Marketing Manager. He became responsible for strategic marketing developments and business initiatives in the Americas, Europe and Asia. He previously worked for Carlson Marketing Group.

Mr. Hetherington is also Vice President, General Counsel and Secretary of SCL having joined Orient-Express Hotels Inc. in 1980.

ITEM 11.                                              Executive Compensation

Because the Company is a foreign private issuer, it is replying to this Item 11 pursuant to Item 402(a)(1)(ii) of SEC Regulation S-K.

The following table shows the salary and bonus of Messrs. James and Simon Sherwood paid in cash during 2005, and of all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

James B. Sherwood	Chairman and Director	$443,500
Simon M.C. Sherwood	President and Director	$819,000
All executive officers as a group (12 persons)		$4,014,800

Under the services agreement between OEH and SCL described under Item 13–Certain Relationships and Related Transactions below, part of the salary and bonus of Mr. Hetherington is included in the corporate and administrative charges of SCL to OEH and is excluded from the table. See also Note 16 to the Financial Statements (Item 8 above).

In 2005, each of Messrs. Campbell, Hurlock, Lovejoy, O’Sullivan and Rafael received a fee of $2,750 for each meeting of the Board of Directors or a committee thereof which he attended, and was also paid a Board retainer fee at the annual rate of $17,500. Members of the Audit Committee (Messrs. Campbell, Hurlock and Lovejoy) were paid an additional retainer fee of $5,000 per year, and members of the Compensation Committee and Nominating and Governance Committee (Messrs. Campbell, Hurlock, Lovejoy and Rafael) were paid an additional retainer fee of $5,000 per year. Aggregate attendance and retainer fees amounted to $260,000 in 2005. The non-executive directors are also entitled to 50% discounts off the usual room rates and food and beverage prices for personal visits at OEH’s properties.

Pensions

Executive officers who are United Kingdom citizens participate in a contributory defined benefit pension plan established by OEH in 2003 for British employees. The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated. Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of permanent employment and their final pensionable compensation, up to a maximum pension of two-thirds of the final pensionable compensation for service of up to 33 years, reduced by pension benefits paid by the British government. A participant’s pensionable compensation upon which benefits are based is the greater of (i) the average of the participant’s highest three consecutive pensionable salaries during the ten years preceding retirement or (ii) the participant’s pensionable salary for the year immediately preceding retirement. In 2002 and prior years, most British executive officers participated in an SCL pension plan at SCL’s cost charged to OEH under the services agreement referred to above. Based on actuarial advice, plan assets were divided when the OEH plan was established as of January 1, 2003.

Under this U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $289,000 in the aggregate at December 31, 2005. See Note 7 to the Financial Statements regarding the U.K. plan.

Certain U.S. subsidiaries of OEH have adopted a 401(k) pension plan that permits employees to contribute amounts out of their compensation into individual tax-deferred pension accounts. The maximum contribution an employee could make was $14,000 in 2005. One executive officer of the Company based in the U.S. participates in this plan, and OEH paid $2,000 into his account as a partial matching payment under the plan in addition to his own contribution.

Messrs. James Sherwood, Andrews, Boyen, Rusconi and Hetherington participate in no OEH pension plan.

2000 and 2004 Stock Option Plans

Options to purchase Class A common shares of the Company have been granted to directors, executive officers and selected employees under the Company’s 2000 and 2004 Stock Option Plans, which are administered by the Compensation Committee of the Board of Directors and have substantially the same terms. The plans provide for the award of options to purchase up to 1,250,000 Class A and B common shares at market value at the time of the award. In general, options become exercisable three years after the date of grant and expire ten years from date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2005, options to purchase an aggregate of 62,500 Class A shares were granted to directors and executive officers of the Company at prices of $28.20 to $28.50 per share, including options on 5,000 shares to Mr. Simon Sherwood, 5,000 shares to Mr. James Sherwood and 3,500 shares to each of the other directors. Options were exercised by directors or officers during 2005 on an aggregate of 38,750 Class A shares at an aggregate gain of $550,000. At

December 31, 2005, options to purchase an aggregate of 560,750 Class A shares (of which 362,250 were exercisable) were held by directors and executive officers at per share exercise prices ranging from $13.00 to $28.50 and expiring between 2010 and 2015. See Note 11 to the Financial Statements.

ITEM 12.                                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

The following table contains information concerning the beneficial ownership of the Company’s Class A common shares and Class B common shares by the only persons known to OEH to own beneficially more than 5% of the outstanding shares of either class.

Orient-Express Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company which owns only Class B shares. Under Bermuda law, the shares owned by Holdings are outstanding and may be voted. In a takeover of OEH, this structure may assist in maximizing the value that shareholders of the Company receive in the takeover transaction. Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Holdings represent Class B shares and the Class A shares into which those shares are convertible.

Voting and dispositive power with respect to the Class B shares owned by Holdings is exercised by its Board of Directors, who are Messrs. James Sherwood, Campbell and two other persons who are not directors or officers of the Company. Each of these persons may be deemed to share beneficial ownership of the Class B shares owned by Holdings for which he serves as a director, as well as the Class A shares into which those Class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		31.4%	100.0%

Capital Research and Management Co. and SMALLCAP World Fund Inc.(2) 333 South Hope Street Los Angeles, California 90071	2,860,000	(5)	7.3%	—

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares (1)	Percent of Class B Shares

Franklin Resources Inc. et al. (3) One Franklin Parkway San Mateo, California 94403	2,287,680	(5)	5.8%	—

Westport Asset Management Inc. (4) 253 Riverside Avenue Westport, Connecticut 06880	2,234,900	(5)	5.7%	—

(1)           The percentage of Class A shares shown is based on the 39,413,250 Class A shares outstanding on February 28, 2006, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

(2)           The information with respect to Capital Research and Management Co. (“Capital”) and SMALLCAP World Fund Inc. (“SMALLCAP”) relates only to Class A shares and is derived from their joint Schedule 13G report as amended as of December 31, 2005 and filed with the SEC on February 10, 2006. The report states that Capital is a registered investment advisor and has sole voting and dispositive power with respect to 2,860,000 Class A shares, and that SMALLCAP is a registered investment company, is advised by Capital and beneficially owns 2,326,000 Class A shares.

(3)           The information with respect to Franklin Resources Inc. (“Franklin Resources”) relates only to Class A shares and is derived from the joint Schedule 13G report as of December 31, 2005 and filed with the SEC on February 8, 2006 by Franklin Resources, Charles B. Johnson, Rupert H Johnson, Jr., and Franklin Advisers Inc. (“Franklin Advisers”). The report states that (a) Franklin Resources is a parent holding company of three registered investment advisors, Franklin Advisers, Franklin Templeton Investments Corp (“Franklin Templeton”) and Templeton Asset Management Ltd. (“Templeton Asset”), (b) Franklin Advisers has sole voting power with respect to 2,085,980 Class A shares and sole dispositive power with respect to 2,100,580 Class A shares, Franklin Templeton has sole voting and dispositive power with respect of 159,800 Class A shares, and Templeton Asset has sole voting and dispositive power with respect to 27,300 Class A shares, and (c) Charles B. Johnson and Rupert H. Johnson, Jr. each own in excess of 10% of the outstanding common stock of Franklin Resources and are the principal stockholders of Franklin Resources, and they and Franklin Resources may be deemed to be, for purposes of SEC Rule 13d-3, the beneficial owners of securities held by persons and entities advised by subsidiaries of Franklin Resources.

(4)           The information with respect to Westport Asset Management Inc. (“Westport”) relates only to Class A shares and is derived from its Schedule 13G report as amended as of December 31, 2005 and filed with the SEC on February 13, 2006. The report states that (a) Westport is a registered investment advisor and a parent holding company and owns 50% of Westport Advisers LLC, also a registered investment advisor, and (b) Westport has sole voting and dispositive power with respect to 979,100 Class A shares, shares voting power with Westport Advisers LLC with respect to 1,127,600 Class A shares, and shares dispositive power with respect to 1,255,800 Class A shares including the 1,127,600 Class A shares referred to above with Westport Advisors LLC.

(5)           Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group. Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Campbell who shares voting and dispositive power with respect to his shares, Mr. Lovejoy who shares voting and dispositive power with respect to 200 shares, and Mr. James Sherwood who shares voting and dispositive power with respect to 10,300 shares. Each individual’s holding is less than 1% of the Class A shares outstanding, other than Mr. James Sherwood with 1.1%. The group total includes 362,250 Class A shares covered by exercisable stock options held by directors and executive officers under the Company’s 2000 Stock Option Plan which, together with the other shares beneficially owned by directors and executive officers, represents 2.1% of Class A shares outstanding.

As noted above, Messrs. James Sherwood and Campbell may be deemed to share beneficial ownership of the 18,044,478 Class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

D.P. Andrews	1,000
F. Boyen	—
J.D. Campbell	1,000
R.V. Collins	—

Name	No. of Class A Shares

A.D. Constant	—
E.S. Hetherington	1,000
J.B. Hurlock	1,000
P. Isbell	650
J.R. Lovejoy	5,200
D.J. O’Sullivan	—
G.R. Rafael	—
N. Rusconi	—
J.B. Sherwood	453,195
S.M.C. Sherwood	14,400
N.R. Varian	600
P. White	1,000
D.C. Williams	—
All directors and executive officers as a group (17 persons) including exercisable stock option shares	841,295

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	82.1%
Capital and SMALLCAP	2,860,000	—	1.3%
Franklin Resources et al.	2,287,680	—	1.0%
Westport	2,234,900	—	1.0%
All directors and executive officers as a group (17 persons) including exercisable stock option shares	841,295	18,044,478	82.3%

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

Holdings and the Company’s directors and executive officers hold in total approximately 32% in number of the outstanding Class A and Class B shares having approximately 82% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company’s shareholders. Other shareholders, accordingly, hold approximately 68% in number of the common shares having about 18% of combined voting power in the Company.

Under Bermuda law, the Class B shares owned by Holdings (representing approximately 82% of the combined voting power) are outstanding and may be voted by that subsidiary. The investment by Holdings in Class B shares and the manner in which Holdings votes those shares are determined by the Board of Directors of Holdings (two of whom are also directors and an officer of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary. Holdings, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company’s shareholders.

With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire OEH without the consent of the Company’s Board of Directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company’s Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have anti-takeover effects. See Note 10(c) to the Financial Statements. Although OEH management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company’s Board of Directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13.                                              Certain Relationships and Related Transactions

Mr. James Sherwood owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company. OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood’s option in the case of a proposed cash sale, the offered sale price. In addition, the Company has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of the Company occurs.

Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment. In 2005, the hotel paid Mr. Sherwood $168,000 for the use of his apartment. Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment. To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

Mr. James Sherwood and his two stepsons including Mr. Simon Sherwood own Capannelle S.r.l., a vineyard in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale. In 2005, the vineyard sold $89,000 of products to OEH hotels at prices the same as its public prices.

Capannelle and the Company’s subsidiary that owns the Villa San Michele near Florence, Italy have entered into an agreement under which Capannelle makes the main house and other parts of the vineyard available to short-stay guests provided by the hotel. The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele. In 2005, Capannelle earned $21,000 from this arrangement which continues on a year-to-year basis unless terminated by either party.

See also Note 16 to the Financial Statements (Item 8 above) regarding related party transactions.

Agreements with Sea Containers Ltd.

In connection with the initial public offering of the Company’s Class A common shares in August 2000 and in anticipation of the separation of the two companies, OEH and SCL entered into the following agreements which remain in force:

Services Agreement

SCL and OEH entered into a services agreement covering the provision to OEH of various services, including financial, legal, accounting, corporate executive, public company, human resources administration, insurance, pension benefits and information technology. OEH also occupies space in offices leased by various SCL subsidiaries in London and overseas. For these services, OEH pays a fee plus reimbursements approximating the costs of SCL in providing the services.

OEH may terminate these arrangements on one year’s notice. OEH has begun providing itself many of the services previously provided by SCL under the services agreement, and expects to complete this process during 2006. Accordingly, at the end of 2005, OEH gave SCL the one year’s termination notice.

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

ITEM 14.                                              Principal Accountant Fees and Services

The following table presents the fees of Deloitte & Touche LLP, OEH’s independent auditor, for audit and permitted non-audit services in 2005 and 2004:

	2005	2004

Audit fees	$1,736,000	$1,614,000
Audit-related fees	217,000	155,000
Tax fees	445,000	525,000
All other fees	—	—

Total	$2,398,000	$2,294,000

Audit services consist of work performed in connection with the audit of financial statements and management’s assessment of the effectiveness of internal control over financial reporting for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

Audit-related services consist of assurance and related services that are normally performed by the independent auditor and that are reasonably related to the audit or review of financial statements but are not reported under audit services, including due diligence reviews in potential transactions and audits of benefit plans.

Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit or review of financial statements, and include fees in the areas of tax return preparation and compliance and tax planning and advice.

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories. There were none provided in 2005 and 2004.

The Audit Committee of the Board of Directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting. For 2005 and 2004, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules

1. Financial Statements

Reports of independent registered public accounting firm
Consolidated financial statements - years ended December 31, 2005, 2004 and 2003:
Balance sheets (December 31, 2005 and 2004)
Statements of operations
Statements of cash flows
Statements of shareholders’ equity
Notes to financial statements

2. Financial Statement Schedule

Schedule II - Valuation and qualifying accounts (years ended December 31, 2005, 2004 and 2003)

3. Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II–Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,027,000	$164,000	$(111,000	)(2)	$88,000	(1)	$980,000

Year ended December 31, 2004:
Allowance for doubtful accounts	$976,000	$112,000	$60,000	(2)	$121,000	(1)	$1,027,000

Year ended December 31, 2003:
Allowance for doubtful accounts	$592,000	$282,000	$132,000	(2)	$16,000	(1)	$976,000
			$(14,000	)(3)

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

Dated: March 3, 2006	ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ Simon M.C. Sherwood
Simon M.C. Sherwood
President
(Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 3, 2006

Name	Title

/s/ John D. Campbell	Director
John D. Campbell

/s/ James B. Hurlock	Director
James B. Hurlock

/s/ J. Robert Lovejoy	Director
J. Robert Lovejoy

/s/ Daniel J. O’Sullivan	Director
Daniel J. O’Sullivan

/s/ Georg R. Rafael	Director
Georg R. Rafael

/s/ James B. Sherwood	Chairman and Director
James B. Sherwood	(Co-Principal Executive Officer)

/s/ Simon M.C. Sherwood	President and Director
Simon M.C. Sherwood	(Co-Principal Executive Officer)

/s/ Paul M. White	Vice President-Finance and
Paul M. White	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030.	Memorandum of Association and Certificate of Incorporation of Orient- Express Hotels Ltd.
3.2	Exhibit 3.2 to Form S-1 Registration Statement No. 333-12030.	Bye-Laws of Orient-Express Hotels Ltd.
4.1	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030.	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000.
4.2	Exhibit 10 to June 30, 2003 Form 10-Q Quarterly Report (File No. 1-16017).	Agreement for €135 Million Term and Multi-Currency Revolving Credit Facility dated July 1, 2003 between the Company and Barclays Bank PLC.

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030.	Orient-Express Hotels Ltd. 2000 Stock Option Plan.
10.2	Exhibit 10.2 to 2004 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan.
10.3	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient- Express Hotels Ltd.
10.4	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.

Exhibit No.	Incorporated by Reference to	Description

10.5	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030.	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.6	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030.	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.6 to 2001 Form 10-K Annual Report (File No. 1-16017).	Amendment to Services Agreement dated January 1, 2001 (Exhibit 10.6 above).
10.8	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030.	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.9	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017).	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
11		Statement of computation of per share earnings.
12		Statement of computation of ratios.
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017).	Code of Business Practices for Principal Executive, Financial and Accounting Officers.
21		Subsidiaries of Orient- Express Hotels Ltd.
23		Consent of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 333-58298 and No. 333- 129152.
31		Rule 13a-14(a)/15d-14(a) Certifications.
32		Section 1350 Certification.
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017).	Corporate Governance Guidelines of Orient- Express Hotels Ltd.