Form 10-Q
period 2006-03-31
ORIENT EXPRESS HOTELS LTD
filed 2006-05-10
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

441–295–2244

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated file. (See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act).

Large Accelerated File ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 30, 2006, 39,425,750 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets
Cash and cash equivalents	$39,257	$38,397
Accounts receivable, net of allowances of $1,020 and $980	59,455	59,061
Due from related parties	18,360	17,549
Prepaid expenses and other	15,402	13,061
Inventories	31,375	29,636
Real estate assets	18,821	12,149
Total current assets	182,670	169,853

Property, plant and equipment, net of accumulated depreciation of $173,603 and $164,814	1,046,979	1,017,175
Investments	124,780	129,681
Goodwill and other intangible assets	65,993	62,867
Other assets	40,897	35,986
	$1,461,319	$1,415,562
Liabilities and Shareholders’ Equity
Working capital facilities	$56,259	$47,108
Accounts payable	29,651	22,680
Due to related parties	51	7,374
Accrued liabilities	47,111	43,545
Deferred revenue	28,745	19,339
Current portion of long-term debt and capital leases	64,144	72,151
Total current liabilities	225,961	212,197

Long-term debt and obligations under capital leases	534,408	496,156
Deferred income taxes	31,010	29,656
	791,379	738,009
Minority interest	3,578	4,153

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued-39,413,250 (2005 – 39,399,750)	393	393
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued–18,044,478 (2005-18,044,478)	181	181
Additional paid-in capital	405,375	404,923
Retained earnings	305,611	314,207
Accumulated other comprehensive loss	(45,017)	(46,123)
Less: reduction due to Class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	666,362	673,400
Commitments and contingencies
	$1,461,319	$1,415,562

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2006	2005
(Dollars in thousands, except per share amounts)

Revenue	$79,251	$80,489

Expenses:
Depreciation and amortization	9,384	7,818
Operating	40,729	41,329
Selling, general and administrative	32,229	31,423
Total expenses	82,342	80,570

Losses from operations before net finance costs	(3,091)	(81)

Interest expense, net	(8,992)	(7,079)
Foreign currency, net	682	3,580
Net finance costs	(8,310)	(3,499)

Losses before income taxes	(11,401)	(3,580)

Benefit from income taxes	1,964	298

Losses before earnings from unconsolidated companies	(9,437)	(3,282)

Earnings from unconsolidated companies, net of tax .	1,826	1,725

Net losses on class A and class B common shares	$(7,611)	$(1,557)

Net losses per class A and class B common share:
Basic and diluted	$(0.19)	$(0.04)

Dividends per class A and class B common share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(7,611)	$(1,557)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	9,384	7,818
Undistributed earnings of affiliates	516	463
Stock–based compensation	215	261
Change in deferred tax	(4,234)	(2,171)
Other non-cash items	(688)	(613)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(3,089)	(13,285)
Increase in inventories	(1,466)	(1,334)
Increase in real estate assets held for sale	(6,672)	—
Increase in payables, accrued liabilities and deferred revenue	12,390	12,905

Total adjustments	6,356	4,044

Net cash (used in) provided by operating activities .	(1,255)	2,487

Cash flows from investing activities:
Capital expenditures	(21,308)	(23,237)
Acquisitions and investments, net of cash acquired	(9,456)	(93,250)
Proceeds from sale of fixed assets and other	—	779

Net cash used in investing activities	(30,764)	(115,708)

Cash flows from financing activities:
Net (repayment)/proceeds from working capital facilities and redrawable loans	8,703	(89,370)
Issuance of common shares	—	121,927
Stock options exercised	237	—
Issuance of long-term debt	42,296	74,721
Principal payments under long-term debt	(17,402)	(8,369)
Payment of common share dividends	(985)	(856)

Net cash provided by financing activities	32,849	98,053

Effect of exchange rate changes on cash and cash equivalents	(30)	(1,072)

Net increase/(decrease) in cash and cash equivalents	860	(16,240)

Cash and cash equivalents at beginning of period	38,397	85,610

Cash and cash equivalents at end of period	$39,257	$69,370

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)

Balance, January 1, 2006	$—	$393	$181	$404,923	$314,207	$(46,123)	$(181)
Stock-based compensation	—	—	—	215	—	—	—
Stock options exercised	—	—	—	237	—	—	—
Dividends on common shares	—	—	—	—	(985)	—	—
Comprehensive loss:
Net losses on common shares for the period	—	—	—	—	(7,611)	—	—	$(7,611)
Other comprehensive income	—	—	—	—	—	1,106	—	1,106
								$(6,505)
Balance, March 31, 2006	$—	$393	$181	$405,375	$305,611	$(45,017)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

(a)  Accounting policies

For a description of significant accounting policies and basis of presentation, see Notes 1 and 15 to the consolidated financial statements in the Company’s 2005 Form 10-K annual report. As of March 31, 2006, these significant accounting policies have not changed from December 31, 2005.

The condensed consolidated financial statements are unaudited  and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2006 and 2005, which are all of a normal recurring nature, have been reflected in the information provided. Due to the seasonal nature of OEH’s business, operating results for the interim period are not necessarily indicative of a full year’s operating results.

(b) Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

Three months ended March 31,	2006	2005

Basic	39,413	34,762
Effect of dilution	—	—
Diluted	39,413	34,762

For the three months ended March 31, 2006 and 2005, the anti-dilutive effect of stock options on 401,970 and 269,312 class A common shares, respectively, was excluded from the computation of diluted losses per share.

(c)  Dividends

On January 5, 2006, the Company declared a dividend of $0.025 per common share payable February 4, 2006 to shareholders of record January 20, 2006.

(d)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,342,000 and $2,188,000 for the three months ended March 31, 2006 and 2005, respectively.

(e)                                Reclassifications

Certain items in 2005 have been reclassified to conform to the 2006 presentation.

2.                                      Acquisitions

Casa de Sierra Nevada

Effective February 8, 2006, OEH acquired a 75% interest in Casa de Sierra Nevada, a 33 room deluxe hotel in San Miguel de Allende, Mexico. The total purchase price, including acquisition costs, was $8,670,000 paid in cash. The acquisition included adjacent buildings and land.

In accordance with the shareholders’ agreement, OEH will purchase the remaining 25% minority interest as follows:  5% will be purchased in January 2007 for a cash consideration of $520,000; 5% will be purchased in January 2009 for a cash consideration equal to ten times the previous 12 months net operating income of the hotel, less its outstanding debt; and the remaining 15% will be purchased in January 2010 for a cash consideration calculated on the same basis.

The following table summarizes the initial estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed as a result of final appraisals. OEH is in the process of obtaining third-party valuations of certain intangibles and tangible assets; thus the allocation of the purchase price is subject to adjustment. (dollars in thousands):

March 31, 2006

Property, plant and equipment	$8,323
Goodwill	2,910
Total assets acquired	11,233

Current liabilities	200
Other long–term liabilities	1,983
Deferred income taxes	380
Total liabilities assumed	2,563
Net assets acquired	$8,670

The net assets of Casa de Sierra Nevada have been provisionally fair valued based on the estimated replacement cost of the buildings. After fair valuing all other assets and liabilities, goodwill of $2,720,000 has been recorded of which $ nil will be deductible as operating expenses for tax purposes. The provisional fair values may be adjusted based on an appraisal of the property which has been commissioned.

The acquisition of Casa de Sierra Nevada has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”. The results of the operation have been included in the consolidated financial statements of OEH from February 8, 2006.

The proforma results of operations data presented below assume that the Casa de Sierra Nevada acquisition had been made at the beginning of 2005. The proforma data are presented for informational purposes only and are not necessarily indicative of the results of future operations nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2005 (dollars in thousands):

Three months ended March 31,	2006	2005
	(Proforma unaudited)
Revenue	$79,474	$81,127
Net loss	$(7,603)	$(1,520)
Losses per share:
Basic	$(0.19)	$(0.04)
Diluted	$(0.19)	$(0.04)

Maroma Resort and Spa

Effective January 1, 2006 OEH purchased the remaining 25% interest in Maroma Resort and Spa for a cash consideration of $5,400,000 bringing its interest to 100%. Fair values of the assets have been increased by $4,000,000 to reflect changes in the value of the acquired 25% interest. A deferred estimated tax liability of $1,100,000 has been recorded on the acquisition. No goodwill has been recognized on this acquisition.

3.                                      Investments

On February 2, 2004, OEH entered into an agreement with the Pansea Hotel group, the owner of six deluxe hotels in Southeast Asia. Under this agreement, OEH is to provide a maximum of $8,000,000 in loans to the hotel holding company which are convertible after three years into approximately 25% of the holding company’s shares. As of March 31, 2006, OEH had provided $8,000,000 (December 31, 2005-$8,000,000) in loans in Pansea which are recorded in other assets. The conversion price of the loans is determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement). OEH is not managing the hotels but is marketing them along with its other properties.

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2006	December 31, 2005
Current assets	$45,455	$45,390
Property, plant and equipment, net	346,040	344,475
Other assets	6,630	5,726
Total assets	$398,125	$395,591

Current liabilities	$52,916	$50,150
Long–term debt	211,266	203,520
Other liabilities	83,522	90,161
Total shareholders’ equity	50,421	51,760
Total liabilities and shareholders’ equity	$398,125	$395,591

Three months ended March 31,	2006	2005

Revenue	$37,058	$33,814
Earnings from operations before net finance costs	$3,928	$2,320
Net losses	$(3,138)	$(3,231)

4. Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2006	December 31, 2005

Freehold and leased land and buildings	$879,270	$858,350
Machinery and equipment	165,729	156,780
Fixtures, fittings and office equipment	157,059	148,346
River cruiseship and canalboats	18,524	18,513
	1,220,582	1,181,989
Less: accumulated depreciation	(173,603)	(164,814)

	$1,046,979	$1,017,175

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	March 31, 2006	December 31, 2005

Land and buildings	$14,968	$14,803
Machinery and equipment	2,182	2,067
Fixtures, fittings and office equipment	1,718	1,817
	18,868	18,687
Less: accumulated depreciation	(1,980)	(1,892)
	$16,888	$16,795

5. Goodwill and other intangible assets

OEH’s goodwill consists of $734,000 related to the trains and cruises reporting segment and $57,969,000 related to the hotels and restaurants reporting segment, of which $28,812,000 relates to the acquisition of the Grand Hotel Europe and $2,720,000 relates to the estimated purchase price allocation of Casa de Sierra Nevada. Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000 and the estimated purchase price allocation of $190,000 for the Casa de Sierra Nevada tradename.

6. Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	March 31, 2006	December 31, 2005

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.54% and 5.51%, respectively, primarily based on LIBOR	$577,615	$546,593
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 5.65% and 5.65% respectively, based on LIBOR	4,000	4,500
Obligations under capital lease	16,937	17,214
	598,552	568,307
Less: current portion	64,144	72,157
	$534,408	$496,156

Certain credit agreements of OEH have restrictive covenants. At March 31, 2006, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility secured by three of OEH’s Italian hotels. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2006 (dollars in thousands):

Year ending December 31,

2007	$119,387
2008	206,028
2009	67,915
2010	51,619
2011 and thereafter	89,459
$534,408

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

7.                                      Income taxes

Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign. The provision for income taxes consisted of the following (dollars in thousands):

Three months ended March 31, 2006

	Current	Deferred	Total

United States	$551	$(82)	$469
Other foreign	1,719	(4,152)	(2,433)
	$2,270	$(4,234)	$(1,964)

Three months ended March 31, 2005

	Current	Deferred	Total

United States	$321	$653	$974
Other foreign	1,552	(2,824)	(1,272)
	$1,873	$(2,171	$(298)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	March 31, 2006	December 31, 2005

Gross deferred tax assets	$64,411	$60,177
Less: Valuation allowance	(22,487)	(22,487)
Net deferred tax assets	41,924	37,690
Deferred tax liabilities	(53,626)	(53,007)
Net deferred tax liabilities	$(11,702)	$(15,317)

The deferred tax assets consist of tax loss carry forwards. A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis reflected in the financial statements.

8.                                      Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended March 31,	2006	2005

Service cost	$263	$229
Interest cost	213	181
Expected return on plan assets	(198)	(138)
Amortization of net loss	115	66
Net periodic benefit cost	$393	$338

As reported in Note 7 to the financial statements in the Company’s 2005 Form 10-K annual report, OEH expected to contribute $894,000 to its pension plans in 2006. As of March 31, 2006, $234,000 of contributions had been made. OEH anticipates contributing an additional $660,000 to fund its pension plans in 2006 for a total of $894,000.

9.                                      Supplemental cash flow information

(Dollars in thousands):

Three months ended March 31,	2006	2005

Cash paid for:
Interest	$10,111	$7,217
Income taxes	$1,319	$1,340

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Three months ended March 31,	2006	2005

Fair value of assets acquired	$15,233	$111,492
Cash paid	(14,070)	(95,000)
Liabilities assumed	$1,163	$16,492

10.                               Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	March 31, 2006	December 31, 2005

Foreign currency translation adjustments	$(44,984)	$(46,055)
Derivative financial instruments	(33)	(68)
	$(45,017)	$(46,123)

The components of comprehensive loss are as follows (dollars in thousands):

Three months ended March 31,	2006	2005

Net losses on common shares	$(7,611)	$(1,557)
Foreign currency translation adjustments .	1,071	(15,035)
Change in fair value of derivatives	35	(50)
Comprehensive loss	$(6,505)	$(16,642)

11.                               Commitments

Outstanding contracts to purchase fixed assets were approximately $18,682,000 at March 31, 2006 (December 31, 2005 - $24,341,000).

12.                               Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2005 Form 10-K annual report, OEH has two reporting segments, (i) hotels and restaurants and (ii) tourist trains and cruises. Segment performance is evaluated based upon segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”). Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended March 31,	2006	2005
	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	$12,385	$16,787
	- North America	22,905	23,493
	- Rest of world	29,828	25,201
	Hotel management/part ownership interests	1,985	1,819
	Restaurants	5,319	5,189
		72,422	72,489
	Tourist trains and cruises	6,829	8,000
		$79,251	$80,489
	Depreciation and amortization:
	Hotels and restaurants
Owner hotels	- Europe	$3,959	$2,930
	- North America	1,942	1,702
	- Rest of world	2,343	2,096
	Restaurants	223	220
		8,467	6,948
	Tourist trains and cruises	917	870
		$9,384	$7,818

	Segment EBITDA:
Owned hotels	- Europe	$(7,167)	$(3,124)
	- North America	6,021	6,158
	- Rest of world	9,577	7,094
	Hotel management/part ownership interests	3,370	2,927
	Restaurants	1,098	1,012
	Tourist trains and cruises	166	(108)
	Central overheads	(4,532)	(4,497)
		$8,533	$9,462

	Segment EBITDA/net losses reconciliation:
	Segment EBITDA	$8,533	$9,462
	Less:
	Depreciation and amortization	9,384	7,818
	Interest expense, net	8,992	7,079
	Foreign currency, net	(682)	(3,580)
	Benefit from income taxes	(1,964)	(298)
	Share of provision for income taxes of unconsolidated companies	414	—
	Net losses	$(7,611)	$(1,557)

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$971	$1,108
	Restaurants	69	53
		1,040	1,161
	Tourist trains and cruises	786	564
		$1,826	$1,725

	Capital expenditure:
Owned hotels	- Europe	$13,561	$12,695
	- North America	2,968	5,717
	- Rest of world	2,802	3,624
	Hotel management/part ownership interests .	—	—
	Restaurants	62	162
	Tourist trains and cruises	1,915	1,039
		$21,308	$23,237

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2006	2005

Revenue:
Europe	$17,154	$22,742
North America	28,751	29,146
Rest of world	33,346	28,601
	$79,251	$80,489

13. Related party transactions

For the three months ended March 31, 2005, OEH paid subsidiaries of Sea Containers Ltd (“SCL”) $1,523,000 for the provision of various services under a services agreement between OEH and SCL. These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses. As of March 31, 2006, SCL is no longer a related party of OEH.

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest. This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the three months ended March 31, 2006, OEH earned $1,074,000 (2005 - $936,000) in management fees which are recorded in revenue, and $2,342,000 (2005 - $2,188,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2006, OEH earned management and guarantee fees of $1,074,000 (2005 - $894,000) which are recorded in revenue, and loan interest of $32,000 (2005 - $29,000) which is recorded in earnings from unconsolidated companies. At March 31, 2006, loans to the hotels aggregated $2,000,000, bear interest at a spread over LIBOR and come due in 2006. At the same date, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR. All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method. For the three months ended March 31, 2006, OEH earned $246,000 (2005 - $241,000) in management fees, which are included in revenue.

ITEM 2.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OEH’s operating results for the three months ended March 31, 2006 and 2005, expressed as a percentage of revenue, were as follows:

	Three months ended March 31
	2006	2005
	%	%
Revenue:
Hotels and restaurants	91	90
Tourist trains and cruises	9	10
	100	100
Expenses:
Depreciation and amortization	12	10
Operating	51	51
Selling, general and administrative	41	39
Net finance costs	10	4
Losses before income taxes	(14)	(4)
Benefit from income taxes	2	—
Earnings from unconsolidated companies	2	2
Net losses as a percentage of total revenue	(10)	(2)

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended March 31, 2006 and 2005 are analyzed as follows (dollars in millions):

	Three months ended March 31
	2006	2005
Segment EBITDA:
Owned hotels:
Europe	$(7.2)	$(3.1)
North America	6.0	6.2
Rest of the world	9.5	7.1
Hotel management interests	3.4	2.9
Restaurants	1.1	1.0
Tourist trains and cruises	0.1	(0.1)
Central overheads	(4.5)	(4.5)
Total segment EBITDA	$8.5	$9.5

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

	Three months ended March 31
	2006	2005
Segment net losses	$(7.6)	$(1.6)
Add: Depreciation and amortization	9.4	7.9
Net finance costs	8.3	3.5
Benefit from income taxes	(2.0)	(0.3)
Share of provision for income taxes of unconsolidated companies	0.4	—
Segment EBITDA	$8.5	$9.5

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

Operating information for OEH’s owned hotels for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31
	2006	2005

Average Daily Rate (in dollars)
Europe	314	365
North America	347	386
Rest of the world	310	305
Worldwide	323	346

Rooms Sold (in thousands)
Europe	16	23
North America	38	39
Rest of the world	58	50
Worldwide	112	112

RevPAR (in dollars)
Europe	108	162
North America	266	254
Rest of the world	210	187
Worldwide	199	201

			Change%
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	103	108	-4%	5%
North America	369	347	6%	6%
Rest of the world	216	191	13%	16%
Worldwide	234	212	10%	12%

Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Three Months Ended March 31, 2006 Compared To

Three Months Ended March 31, 2005

Overview

The net loss for the period was $7.6 million ($0.19 per common share) on revenue of $81.5 million, compared with a net loss of $1.6 million ($0.4 per common share) on revenue of $82.2 million in the prior year first quarter. The first quarter is a traditional loss-making period because a number of OEH’s properties are closed for the winter, the Venice Simplon-Orient-

Express train does not operate and tourist arrivals are low in locations with poor winter weather. In addition, in this year’s first quarter La Residencia in Mallorca, Spain and the Reids Palace Hotel, Madeira, were closed for major renovation. The Hotel Caruso, which opened in July 2005, added to the seasonality of the European region, as it was closed during the first quarter and accordingly incurred losses.

Revenue

Total revenue decreased by $1.2 million, or 1%, from $80.5 million in the three months ended March 31, 2005 to $79.3 million in the three months ended March 31, 2006. Hotels and restaurants revenue decreased by $0.1 million from $72.5 million in the three months ended March 31, 2005 to $72.4 million in the three months ended March 31, 2006, and tourist trains and cruises decreased by $1.2 million, or 15%, from $8.0 million for the three months ended March 31, 2005 to $6.8 million for the three months ended March 31, 2006.

The decline in total revenue was due primarily to the closures of some European properties. This was offset by the strong performance of the Rest of the World properties, particularly Southern Africa and South America.

The revenue from restaurants increased by $0.1 million, or 2%, from $5.2 million in the three months ended March 31, 2005 to $5.3 million in the three months ended March 31, 2006 which was mainly due to the ‘21’ Club in New York which has seen further improvements in its banqueting business following increased corporate entertainment activity.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 10% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Measured in local currencies this increase was 12%, of which around 9% was due to improved occupancy and 1% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe. Revenue decreased by $4.4 million, or 26%, from $16.8 million for the three months ended March 31, 2005 to $12.4 million for the three months ended March 31, 2006. The impact of the closure of La Residencia and Reids Palace Hotel saw revenues at the two properties decrease by $5.2 million, from $6.2 million for the three months ended March 31, 2005 to $1.0 million for the three months ended March 31, 2006. The revenue impact of ownership of the Grand Hotel Europe for the full quarter was an increase in revenues of $1.8 million from $3.2 million for the three months March 31, 2005 to $5.0 million for the three months March 31, 2006.

On a same store basis, excluding the above, RevPAR in local currency increased by 5%, but in U.S. dollars this translated into a decrease of 4%.

North America. Revenue decreased by $0.6 million, or 3%, from $23.5 million in the three months ended March 31, 2005 to $22.9 million in the three months ended March 31, 2006. Revenue at the Windsor Court and Maroma, both affected by accounting for insurance recoveries under SFAS No. 5, “Accounting for Contingencies”, decreased by $3.1 million, or 26%, from $11.9 million for the three months ended March 31, 2005 to $8.8 million in the three months ended March 31, 2006. Revenues at the remaining U.S. properties increased by $2.5 million, or 22%, from $11.6 million in the three months ended March 31, 2005 to $14.1 million in the three months ended March 31, 2006, with key performers being Keswick Hall, Casa de Sierra Nevada and La Samanna. Included in the 2006 revenues are $2.2 million relating to real estate sales at Keswick Hall compared with $0.6 million in the same period in 2005.

On a same store basis, RevPAR increased by 6% which was driven by approximately a 14% increase in occupancy.

Rest of the World. Revenue increased by $4.6 million, or 18%, from $25.2 million in the three months ended March 31, 2005 to $29.8 million in the three months ended March 31, 2006. Southern Africa revenues increased by $1.4 million, or 15%, from $9.2 million in the three months ended March 31, 2005 to $10.6 million in the three months ended March 31, 2006. South America revenues increased by $2.8 million, or 30%, from $9.2 million in the three months ended March 31, 2005 to $12.0 million in the three months ended March 31, 2006.

The RevPAR on a same store basis for the Rest of the World region increased by 16% in local currencies in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Approximately 8% of this increase was due to increased occupancies at the hotels with 7% due to a higher achieved average daily rate. This RevPAR increase in local currencies translated to a 13% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests. Revenue increased by $0.1 million, or 6%, from $1.8 million in the three months ended March 31, 2005 to $1.98 million in the three months ended March 31, 2006, due to increased revenues at Charleston Place and the hotels in Peru.

Trains and Cruises. Revenue decreased by $1.2 million, or 15%, from $8.0 million in the three months ended March 31, 2005 to $6.8 million in the three months ended March 31, 2006, due primarily to the performance of the U.K. day trains. To maximize profitability, the operator ran less trips in the low season.

Depreciation and amortization

Depreciation and amortization increased by $1.6 million, or 21%, from $7.8 million in the three months ended March 31, 2005 to $9.4 million in the three months ended March 31, 2006, primarily due to the effect of acquisitions of the Grand Hotel Europe, St Petersburg, the effect of the opening of the Hotel Caruso, Ravello, and capital expenditures during 2005, including the refurbishment of the Miraflores Park Hotel in Lima, Peru.

Operating expenses

Operating expenses decreased by $0.6 million, or 1%, from $41.3 million in the three months ended March 31, 2005 to $40.7 million in the three months ended March 31, 2006. The reduction was in line with revenue reductions, with operating expenses remaining at 51% of revenue for the three months ended March 31, 2006, the same level as for the three months ended March 31, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $0.8 million, or 3%, from $31.4 million in the three months ended March 31, 2005 to $32.2 million in the three months ended March 31, 2006. The increase was in line with inflation.

Margins

EBITDA margins (calculated as EBITDA as a percentage of revenue) for the three months ended March 31, 2006 for OEH were 10% down, from 12% for the three months ended March 31, 2005. The drop was primarily due to the closure of some European hotels. Margins in Europe declined from -19% in the three months ended March 31 2005 to -58% in the three months ended March 31, 2006. Margins in North America were flat at 26% for the three months ended March 31, 2006. Margins in the Rest of the World increased from 28% in the three months ended March 31, 2005 to 32% in the three months ended March 31, 2006.

Earnings (losses) from operations before net finance costs

Losses from operations increased by $3.0 million from losses of $0.1 million in the three months ended March 31, 2005 to a loss of $3.1 million in the three months ended March 31, 2006, due to the factors described in the overview above.

Net finance costs

Net finance costs increased by $4.8 million, or 37%, from $3.5 million for the three months ended March 31, 2005 to $8.3 million for the three months ended March 31, 2006. The three months ended March 31, 2005 included a foreign exchange gain of $3.6 million compared to $.07 million in the three months ended March 31, 2006. Excluding this gain, net finance costs increased by $1.2 million, or 17%, from $7.1 million for the three months ended March 31, 2005 to $8.3 million for the three months ended March 31, 2006, due to the impact of financing of new investments and increases in U.S. interest rates.

Benefit from income taxes

The benefit from income taxes increased by $1.3 million, from a benefit of $0.3 million in the three months ended March 31, 2005 to a benefit of $1.6 million in the three months ended March 31, 2006. The Company is incorporated in Bermuda, which does not impose an income tax. Accordingly, the entire income tax benefit was attributable to income tax credits incurred by subsidiaries operating in jurisdictions that impose an income tax.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $0.1 million, or 6%, from $1.7 million in the three months ended March 31, 2005 to $1.8 million in the three months ended March 31, 2006. This was mainly due to increased earnings from OEH’s investments in Peru and Charleston.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $39.3 million at March 31, 2006, $0.9 million more than the $38.4 million at December 31, 2005. At March 31, 2006, the undrawn amounts available to OEH under its short-term lines of credit were $6.0 million. In addition, at March 31, 2006 there were undrawn amounts committed under long-term facilities of $18.0 million. OEH’s total cash and availability at March 31, 2006 was, therefore, $63.3 million including the undrawn short-term lines.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $43.3 million at March 31, 2006, a decrease in the working capital of $1.0 million from a balance of $42.3 million deficit at December 31, 2005. The overall decrease in working capital was comprised of the following:

•                  an increase in current assets of $12.8 million, of which $0.9 million was an increase in cash, which was due to an increase in accounts receivable of $0.3 million, amounts due from related parties of $0.8 million, prepaid expenses $2.3 million, inventories $1.8 million and real estate assets of $6.7 million; and

•                  an increase in current liabilities of $13.8 million, including the current portion of long-term debt, which was due to increases in working capital facilities of $9.2 million, accounts payable of $7.0 million, accrued liabilities of $3.6 million, deferred revenue of $9.4 million, partly offset by decrease in amounts due to related parties of $7.3 million and the current portion of long-term debt of $8.1 million.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

Operating Activities. Net cash flow from operating activities decreased by $3.8 million from $2.5 million cash surplus for the three months ended March 31, 2005 to $1.3 million deficit for the three months ended March 31, 2006.

Investing Activities. Cash used in investing activities decreased by $84.9 million to $30.8 million for the three months ended March 31, 2006, compared to $115.7 million for the three months ended March 31, 2005. This was mainly due to the acquisition of the Grand Hotel Europe on February 8, 2005.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2006 was $32.8 million compared to $98.1 million for the three months ended March 31, 2005, a decrease of $65.3 million. In the three months ended March 31, 2006, OEH had proceeds from borrowings under long-term debt of $42.3 million, compared to proceeds of $74.7 million for the three months ended March 31, 2005 which included $58.5 million of finance on the Grand Hotel Europe acquisition. In the three months ended March 31, 2005, OEH had net proceeds from the issuance of common shares of $122.0 million, which were primarily used to pay down a revolving credit facility secured on OEH’s Italian hotels ($91.0 million) with the balance going to cash to be used for general corporate purposes including acquisitions and investments.

Capital Commitments. There were $18.7 million of capital commitments outstanding as of March 31, 2006 mainly on investments in owned hotels.

Indebtedness

At March 31, 2006, OEH had $598.6 million of long-term debt secured by assets ($559.3 million net of cash), including the current portion, which is repayable over periods of 1 to 11 years with a weighted average interest rate of 5.54%. See Note 6 to the financial statements regarding the maturity of long-term debt.

Approximately 42% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At March 31, 2006, 98% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of March 31, 2006, the Company’s significant accounting policies and estimates, which are described in Notes 1 and 15 to the financial statements in the Company’s 2005 Form 10-K annual report, have not changed from December 31, 2005.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2005 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,200,000 on an annual basis based on borrowings at March 31, 2006. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2006 from those described in the Company’s 2005 Form 10-K annual report.

ITEM 4.     Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)), as of March 31, 2006 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date. There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met such as prevention and detection of mis-statement. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate, for example. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

ITEM 6. Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ P. M. White
Paul M. White
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: May 10, 2006

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