Form 10-Q
period 2006-06-30
ORIENT EXPRESS HOTELS LTD
filed 2006-08-09
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of July 31, 2006, 42,033,250 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2006	December 31, 2005
	(Dollars in thousands)

Assets
Cash and cash equivalents	$55,937	$38,397
Accounts receivable, net of allowances of $1,182 and $980	65,980	59,061
Due from related parties	18,204	17,549
Prepaid expenses and other	16,587	13,061
Inventories	32,958	29,636
Real estate assets	15,084	12,149
Total current assets	204,750	169,853

Property, plant and equipment, net of accumulated depreciation of $185,526 and $164,814	1,094,652	1,017,175
Investments	136,153	129,681
Goodwill and other intangible assets	74,271	62,867
Other assets	41,316	35,986
	$1,551,142	$1,415,562
Liabilities and Shareholders’ Equity
Working capital facilities	$48,697	$47,108
Accounts payable	30,534	22,680
Due to related parties	3,292	7,374
Accrued liabilities	62,680	43,545
Deferred revenue	30,158	19,339
Current portion of long-term debt and capital leases	82,353	72,151
Total current liabilities	257,714	212,197

Long-term debt and obligations under capital leases	566,941	496,156
Deferred income taxes	31,262	29,656
	855,917	738,009
Minority interest	1,588	4,153

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued–39,513,750 (2005 – 39,399,750)	393	393
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued–18,044,478 (2005–18,044,478)	181	181
Additional paid-in capital	406,969	404,923
Retained earnings	324,497	314,207
Accumulated other comprehensive loss	(38,222)	(46,123)
Less: reduction due to Class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	693,637	673,400
Commitments and contingencies
	$1,551,142	$1,415,562

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2006	2005
(Dollars in thousands, except per share amounts)

Revenue	$134,705	$126,252

Expenses:
Depreciation and amortization	9,296	8,632
Operating	62,272	58,351
Selling, general and administrative	36,584	34,975
Total expenses	108,152	101,958

Earnings from operations before net finance costs	26,553	24,294
Gain on sale of investment	6,619	—

Interest expense, net	(9,981)	(6,726)
Foreign currency, net	(3,478)	495
Net finance costs	(13,459)	(6,231)

Earnings before income taxes	19,713	18,063

Provision for income taxes	(3,167)	(3,420)

Earnings before earnings from unconsolidated companies	16,546	14,643

Earnings from unconsolidated companies, net of tax	3,326	3,814

Net earnings on class A and class B common shares	$19,872	$18,457

Net earnings per class A and class B common share:
Basic and diluted	0.50	0.47

Dividends per class A and class B common share	0.025	0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2006	2005
(Dollars in thousands, except per share amounts)

Revenue	$213,956	$206,741

Expenses:
Depreciation and amortization	18,680	16,450
Operating	103,001	99,680
Selling, general and administrative	68,813	66,398
Total expenses	190,494	182,528

Earnings from operations before net finance costs	23,462	24,213
Gain on sale of investment	6,619	—

Interest expense, net	(18,973)	(13,805)
Foreign currency, net	(2,796)	4,075
Net finance costs	(21,769)	(9,730)

Earnings before income taxes	8,312	14,483

Provision for income taxes	(1,203)	(3,122)

Earnings before earnings from unconsolidated companies	7,109	11,361

Earnings from unconsolidated companies, net of tax	5,152	5,539

Net earnings on class A and class B common shares	$12,261	$16,900

Net earnings per class A and class B common share:
Basic	0.31	0.46
Diluted	0.31	0.45

Dividends per class A and class B common share	0.50	0.50

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$12,261	$16,900
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,680	16,450
Undistributed earnings of affiliates	(2,395)	(871)
Stock-based compensation	428	—
Change in deferred tax	(5,716)	(815)
Gain from sale of investments and fixed assets	(6,619)	(1,044)
Other non-cash items	4,389	17
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(8,514)	(24,846)
Increase in inventories	(2,374)	(2,572)
Increase in real estate assets held for sale	(2,935)	—
Increase in payables, accrued liabilities and deferred revenue	28,571	25,013

Total adjustments	23,515	11,332

Net cash provided by operating activities	35,776	28,232

Cash flows from investing activities:
Capital expenditures	(60,895)	(58,025)
Acquisitions and investments, net of cash acquired	(20,377)	(96,075)
Proceeds from sale of fixed assets and other	9,499	1,140

Net cash used in investing activities	(71,773)	(152,960)

Cash flows from financing activities:
Net (repayment)/proceeds from working capital facilities and redrawable loans	(508)	(90,004)
Issuance of common shares	—	122,934
Stock options exercised	1,618	—
Issuance of long-term debt	84,754	108,409
Principal payments under long-term debt	(30,926)	(20,075)
Payment of common share dividends	(1,971)	(1,839)

Net cash provided by financing activities	52,967	119,425

Effect of exchange rate changes on cash and cash equivalents	570	(1,162)

Net increase/(decrease) in cash and cash equivalents	17,540	(6,465)

Cash and cash equivalents at beginning of period	38,397	85,610

Cash and cash equivalents at end of period	$55,937	$79,145

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares at Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)

Balance, January 1, 2006	$—	$393	$181	$404,923	$314,207	$(46,123)	$(181)
Stock-based compensation	—	—	—	428	—	—	—
Stock options exercised	—	—	—	1,618	—	—	—
Dividends on common shares	—	—	—	—	(1,971)	—	—
Comprehensive loss:
Net earnings on common shares for the period	—	—	—	—	12,261	—	—	$12,261
Other comprehensive income	—	—	—	—	—	7,901	—	7,901
								$20,162
Balance, June 30, 2006	$—	$393	$181	$406,969	$324,497	$(38,222)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.             Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

(a)          Accounting policies

For a description of significant accounting policies and basis of presentation, see Notes 1 and 15 to the consolidated financial statements in the Company’s 2005 Form 10-K annual report.  As of June 30, 2006, these significant accounting policies have not changed from December 31, 2005.

The condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2006 and 2005, which are all of a normal recurring nature, have been reflected in the information provided.  Due to the seasonal nature of OEH’s business, operating results for the interim period are not necessarily indicative of a full year’s operating results.

(b)          Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended June 30,	2006	2005

Basic	39,475	39,311
Effect of dilution	383	369
Diluted	39,858	39,680

Six months ended June 30,	2006	2005

Basic	39,443	37,049
Effect of dilution	362	324
Diluted	39,805	37,373

For the three months ended June 30, 2006 and 2005, the anti-dilutive effect of stock options on nil and 1,127 class A common shares, respectively, was excluded from the computation of diluted losses per share.  For the six months ended June 30, 2006 and 2005, the anti-dilutive effect of stock options on nil and 5,879 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)           Dividends

On January 5, 2006, the Company declared a dividend of $0.025 per common share payable February 4, 2006 to shareholders of record January 20, 2006. On April 5, 2006, the Company declared a dividend of $0.025 per common share payable May 4, 2006 to shareholders of record April 20, 2006.

(d)          Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,752,000 and $2,480,000 for the three months ended June 30, 2006 and 2005, respectively, and $5,094,000 and $4,668,000 for the six months ended June 30, 2006 and 2005, respectively.

(e)           Reclassifications

Certain items in 2005 have been reclassified to conform to the 2006 presentation.

2.             Acquisitions

Casa de Sierra Nevada

Effective February 8, 2006, OEH acquired a 75% interest in Casa de Sierra Nevada, a 33 room deluxe hotel in San Miguel de Allende, Mexico.  The total purchase price, including acquisition costs, was $8,800,000 paid in cash.  The acquisition included adjacent buildings and land.

In accordance with the shareholders’ agreement, OEH will purchase the remaining 25% interest as follows:  5% will be purchased in January 2007 for a cash consideration of $520,000; 5% will be purchased in January 2009 for a cash consideration equal to a proportion of ten times the previous 12 months net operating income of the hotel, less its outstanding debt; and the remaining 15% will be purchased in January 2010 for a cash consideration calculated on the same basis.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  (dollars in thousands):

June 30, 2006

Property, plant and equipment	$8,600
Goodwill and other intangible assets	3,770
Total assets acquired	12,370

Current liabilities	(200)
Other long-term liabilities (deferred consideration)	(2,850)
Deferred income taxes	(520)
Total liabilities assumed	(3,570)
Net assets acquired	$8,800

The net assets of Casa de Sierra Nevada have been fair valued based on the estimated replacement cost of the buildings.  After fair valuing all other assets and liabilities, goodwill of $3,510,000 has been recorded of which $ nil will be deductible as operating expenses for tax purposes.

The acquisition of Casa de Sierra Nevada has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the consolidated financial statements of OEH from February 8, 2006.

Guidance in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-4, “Majority owner’s accounting for a transaction in the shares of a consolidated subsidiary and a derivative indexed to the minority interest in that subsidiary”, has been applied to account for the forward contracts for acquisition of the remaining 25% interest in subsequent years.  The liability has been recorded at the fair value of the deferred consideration and the minority interest has been reduced accordingly.

The provisional fair values may be adjusted within one year of the acquisition date of Casa de Sierra Nevada as the valuation of certain forward contracts remains to be finalized.

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

Six months ended June 30,	2006	2005
	(Proforma unaudited)
Revenue	$214,179	$207,902
Net earnings	$12,269	$16,860
Earnings per share:
Basic	$0.31	$0.46
Diluted	$0.31	$0.45

Maroma Resort and Spa

Effective January 1, 2006, OEH purchased the remaining 25% interest in Maroma Resort and Spa for a cash consideration of $5,400,000 bringing its interest to 100%.  A deferred tax liability of $1,853,000 has been recorded on the acquisition.  Goodwill of $4,728,000 has been recognized on this acquisition.

3.                                      Investments

Acquisition of Pansea Hotels - Napasai

On February 2, 2004, OEH entered into an agreement with the Pansea Hotels group, the owner of interests in six deluxe hotels in Southeast Asia, including 50% of the Napasai hotel in Koh Samui, Thailand.  Under this agreement, OEH was to provide a maximum of $8,000,000 in loans to the hotel holding company which would be convertible after three years into approximately 25% of the holding company’s shares.  As of June 30, 2006, OEH had provided $8,000,000 (December 31, 2005-$8,000,000) in loans to Pansea which are recorded in other assets.  The conversion price of the loans would be determined at a multiple of EBITDA less existing debt on the exercise date (as defined in the investment agreement).  OEH was not managing the hotels but was marketing them along with its other properties.

OEH has decided to accelerate the acquisition of the Pansea Hotels group by acquiring the 50% of the Napasai hotel-owning company shares not owned by Pansea in June 2006 for $10,500,000 cash consideration.  The rest of the Pansea Hotels group has been acquired in July 2006 for a total cash consideration of $41,750,000, which included cash transfers, and before sundry debts owed by the Pansea Hotels group to third parties and any working capital adjustments.

Sale of Harry’s Bar

On June 12, 2006, OEH sold its 49% interest in Harry’s Bar in London, England for a cash consideration of $9,499,000.  The sale of the investment resulted in a gain of $6,619,000, upon which a tax charge of $3,325,000 was recorded.

Unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Current assets	$48,868	$45,390
Property, plant and equipment, net	356,171	344,475
Other assets	6,555	5,726
Total assets	$411,594	$395,591

Current liabilities	$49,860	$50,150
Long-term debt	231,464	203,520
Other liabilities	78,518	90,161
Total shareholders’ equity	51,752	51,760
Total liabilities and shareholders’ equity	$411,594	$395,591

Three months ended June 30,	2006	2005

Revenue	$46,519	$43,500
Earnings from operations before net finance costs	$8,535	$6,930
Net earnings	$50	$448

Six months ended June 30,	2006	2005

Revenue	$83,577	$77,314
Earnings from operations before net finance costs	$12,463	$9,250
Net losses	$(3,088)	$(2,783)

4.  Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Freehold and leased land and buildings	$919,698	$858,350
Machinery and equipment	179,160	156,780
Fixtures, fittings and office equipment	162,696	148,346
River cruiseship and canalboats	18,624	18,513
	1,280,178	1,181,989
Less: accumulated depreciation	(185,526)	(164,814)
	$1,094,652	$1,017,175

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Land and buildings	$15,652	$14,803
Machinery and equipment	2,383	2,067
Fixtures, fittings and office equipment	1,753	1,817
	19,788	18,687
Less: accumulated depreciation	(2,174)	(1,892)
	$17,614	$16,795

5.  Goodwill and other intangible assets

OEH’s goodwill consists of $780,000 related to the trains and cruises reporting segment and $66,131,000 related to the hotels and restaurants reporting segment, of which $28,812,000 relates to the acquisition of the Grand Hotel Europe, $3,510,000 relates to the estimated purchase price allocation of Casa de Sierra Nevada, and $6,822,000 relates to goodwill arising on the acquisition of Maroma.  Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000 and the estimated purchase price allocation of $260,000 for the Casa de Sierra Nevada tradename.

6.  Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.81% and 5.51%, respectively, primarily based on LIBOR	$627,980	$546,593
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 6.54% and 5.65% respectively, based on LIBOR	4,000	4,500
Obligations under capital lease	17,314	17,214
	649,294	568,307
Less: current portion	82,353	72,151
	$566,941	$496,156

Certain credit agreements of OEH have restrictive covenants.  At June 30, 2006, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $179,000,000 loan facility secured by three of OEH’s Italian hotels. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2006 (dollars in thousands):

Year ending December 31,

2007	$79,071
2008	245,658
2009	69,944
2010	64,077
2011 and thereafter	108,191
$566,941

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

7.                                    Income taxes

Income taxes provided by OEH relate principally to its foreign subsidiaries as pre-tax income is primarily foreign.  The provision for income taxes consisted of the following (dollars in thousands):

Three months ended June 30,	2006	2005
Current	$5,179	$2,065
Deferred	(2,012)	1,355
Total	$3,167	$3,420

Six months ended June 30,	2006	2005
Current	$7,449	$3,938
Deferred	(6,246)	(816)
Total	$1,203	$3,122

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	June 30, 2006	December 31, 2005

Gross deferred tax assets	$62,894	$60,177
Less: Valuation allowance	(19,487)	(22,487)
Net deferred tax assets	43,407	37,690
Deferred tax liabilities	(55,992)	(53,007)
Net deferred tax liabilities	$(12,585)	$(15,317)

The deferred tax assets consist of tax loss carry forwards.   A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.  A valuation allowance established in respect of tax loss carry forwards at Bora Bora Lagoon Resort was reduced by $3,000,000 in the quarter ended June 30, 2006, as OEH determined that it was more likely than not that these tax losses would be utilized in the future.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis reflected in the financial statements.

8.                                      Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended June 30,	2006	2005
Service cost	$284	$225
Interest cost	229	179
Expected return on plan assets	(214)	(133)
Amortization of net loss	125	63
Net periodic benefit cost	$424	$334

Six months ended June 30,	2006	2005
Service cost	$547	$454
Interest cost	442	360
Expected return on plan assets	(412)	(271)
Amortization of net loss	240	129
Net periodic benefit cost	$817	$672

As reported in Note 7 to the financial statements in the Company’s 2005 Form 10-K annual report, OEH expected to contribute $894,000 to its pension plans in 2006.  As of June 30, 2006, $401,000 of contributions had been made.  OEH anticipates contributing an additional $493,000 to fund its pension plans in 2006 for a total of $894,000.

9.                                      Supplemental cash flow information

(Dollars in thousands):

Six months ended June 30,	2006	2005

Cash paid for:
Interest	$20,762	$12,501
Income taxes	$4,819	$4,901

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Six months ended June 30,	2006	2005

Fair value of assets acquired	$19,088	$111,492
Cash paid	(14,200)	(95,000)
Liabilities assumed	$4,888	$16,492

10.                               Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	June 30, 2006	December 31, 2005
Foreign currency translation adjustments	$(38,222)	$(46,055)
Derivative financial instruments	—	(68)
	$(38,222)	$(46,123)

The components of comprehensive earnings/(loss) are as follows (dollars in thousands):

Six months ended June 30,	2006	2005

Net earnings on common shares	$12,261	$16,900
Foreign currency translation adjustments	7,833	(27,553)
Change in fair value of derivatives	68	16
Comprehensive earnings/(loss)	$20,162	$(10,637)

11.                               Commitments

Outstanding contracts to purchase fixed assets were approximately $14,446,000 at June 30, 2006 (December 31, 2005 - $24,341,000).

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

	Three months ended June 30,	2006	2005
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$61,192	$54,688
	– North America	22,981	23,439
	– Rest of world	22,383	20,229
	Hotel management/part ownership interests	2,786	2,599
	Restaurants	5,520	5,800
		114,862	106,755
	Tourist trains and cruises	19,843	19,497
		$134,705	$126,252

	Segment EBITDA:
Owned hotels	– Europe	$24,268	$21,082
	– North America	5,494	5,336
	– Rest of world	3,564	2,944
	Hotel management/part ownership interests .	6,274	5,687
	Restaurants	1,491	1,638
	Tourist trains and cruises	5,362	5,166
	Central overheads	(5,355)	(4,654)
	Gain on sale of investment	6,619	—
		$47,717	$37,199

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$47,717	$37,199
	Less:
	Depreciation and amortization	9,296	8,632
	Interest expense, net	9,981	6,726
	Foreign currency, net	3,478	(495)
	Provision for income taxes	3,167	3,420
	Share of provision for income taxes of unconsolidated companies	1,923	459
	Net earnings	$19,872	$18,457

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended June 30,	2006	2005

Revenue:	$80,490	$73,930
Europe	29,778	30,356
North America	24,437	21,966
Rest of world	$134,705	$126,252

	Six months ended June 30,	2006	2005
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$73,577	$71,475
	– North America	45,886	46,932
	– Rest of world	52,211	45,430
	Hotel management/part ownership interests	4,771	4,418
	Restaurants	10,839	10,989
		187,284	179,244
	Tourist trains and cruises	26,672	27,497
		$213,956	$206,741

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$7,947	$6,297
	– North America	3,848	3,543
	– Rest of world	4,634	4,320
	Restaurants	446	437
		16,875	14,597
	Tourist trains and cruises	1,805	1,853
		$18,680	$16,450

	Segment EBITDA:
Owned hotels	– Europe	$17,101	$17,958
	– North America	11,515	11,494
	– Rest of world	13,141	10,038
	Hotel management/part ownership interests	9,644	8,614
	Restaurants	2,589	2,650
	Tourist trains and cruises	5,528	5,058
	Central overheads	(9,887)	(9,151)
	Gain on sale of investment	6,619	—
		$56,250	$46,661

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$56,250	$46,661
	Less:
	Depreciation and amortization	18,680	16,450
	Interest expense, net	18,973	13,805
	Foreign currency, net	2,796	(4,075)
	Provision for income taxes	1,203	3,122
	Share of provision for income taxes of unconsolidated companies	2,337	459
	Net earnings	$12,261	$16,900

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$3,352	$4,071
	Restaurants	191	157
		3,543	4,228
	Tourist trains and cruises	1,609	1,311
		$5,152	$5,539

Six months ended June 30,		2006	2005

Capital expenditure:
Owned hotels	– Europe	$33,751	$35,891
	– North America	14,270	11,686
	– Rest of world	6,431	7,061
Hotel management/part ownership interests		—	—
Restaurants		194	462
Tourist trains and cruises		6,249	2,925
		$60,895	$58,025

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Six months ended June 30,	2006	2005

Revenue:
Europe	$97,644	$96,672
North America	58,529	59,502
Rest of world	57,783	50,567
	$213,956	$206,741

13.  Related party transactions

For the three months ended June 30, 2005, OEH paid subsidiaries of Sea Containers Ltd (“SCL”) $1,523,000 for the provision of various services under a services agreement between OEH and SCL.  For the six months ended June 30, 2005, OEH paid subsidiaries of SCL $2,979,000 under this agreement.  These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.  As of June 30, 2006, SCL is no longer a related party of OEH.

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended June 30, 2006, OEH earned $1,563,000 (2005 - $1,520,000) in management fees which are recorded in revenue, and $2,752,000 (2005 - $2,480,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  For the six months ended June 30, 2006, OEH earned $2,637,000 (2005 - $2,456,000) in management fees, and $5,094,000 (2005 - $4,668,000) in interest income on partnership and other loans.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended June 30, 2006, OEH earned management and guarantee fees of $1,346,000 (2005 - $1,174,000) and loan interest of $24,000 (2005 - $29,000) which are recorded in revenue.  In the six months ended June 30, 2006, OEH earned management and guarantee fees of $2,420,000 (2005 - $2,068,000) and loan interest of $56,000 (2005 - $58,000).  At June 30, 2006, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended June 30, 2006, OEH earned $364,000 (2005 - $328,000) in management fees, which are included in revenue.  For the six months ended June 30, 2006, OEH earned $610,000 (2005 - $569,000) in management fees.

14. Subsequent events

Pansea Hotels group acquisition

On July 6, 2006, OEH announced the acquisition of the Pansea Hotels group.  See Note 3.

OEH share offering

On July 10, 2006, the Company entered into an underwriting agreement with Citigroup Global Markets Inc. as underwriter relating to the sale by the Company of 2,500,000 newly-issued class A common shares in an underwritten public offering pursuant to the Company’s registration statement on Form S-3, registration No. 333-135673.  Citigroup purchased the class A shares from the Company at a price per share of $39.76 (approximately $99,220,000 aggregate proceeds to the Company after deducting estimated offering expenses) for resale in the offering.

European hotel refinancing

On July 20, 2006, OEH entered into two related secured loan facilities for a total amount of €250,000,000 including an Italian secured term loan facility in the amount of €190,000,000 with Banca Nazionale del Lavoro S.P.A. as lender, and an English secured multicurrency revolving credit facility in the amount of €60,000,000 with Barclays Bank PLC and six other banks as lenders.

Under the facilities, borrowings may be drawn in euros, pounds sterling, U.S. dollars and any other currency freely tradable in the London banking market.  The interest rate is LIBOR/EURIBOR plus 0.9% per annum.  The facility agreements include customary representations, warranties, and covenants, including (i) a minimum tangible net worth covenant requiring OEH to maintain a consolidated tangible net worth of not less than $450,000,000, (ii) a loan to value covenant pursuant to which, at any time, the aggregate amount outstanding under the facilities will not exceed 70% of the aggregate value of the hotels securing the facilities, as shown in the most recently delivered valuations, and (iii) interest coverage ratios.

The Italian loan facility is secured by the Hotel Cipriani, Villa San Michele, Hotel Splendido, Hotel Caruso, Reids Palace Hotel, Lapa Palace Hotel, and Le Manoir aux Quat’Saisons.  The English facility is secured by Reids Palace Hotel, Lapa Palace Hotel, and Le Manoir aux Quat’Saisons.  Loans under the two facilities will be used for general corporate purposes and to refinance existing loan facilities secured by the hotels.

ITEM 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2006 compared to
Three months ended June 30, 2005

OEH’s operating results for the three months ended June 30, 2006 and 2005, expressed as a percentage of revenue, were as follows:

	Three months ended June 30
	2006	2005
	%	%
Revenue:
Hotels and restaurants	85	84
Tourist trains and cruises	15	16
	100	100
Expenses:
Depreciation and amortization	7	6
Operating	46	46
Selling, general and administrative	27	28
Gain on sale of investment	(5)	—
Net finance costs	10	5
Profit before income taxes	15	15
Benefit from (provision for) income taxes	(2)	(3)
Earnings from unconsolidated companies	2	3
Net earnings as a percentage of total revenue	15	15

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2006 and 2005 are analyzed as follows (dollars in millions):

	Three months ended June 30
	2006	2005
Segment EBITDA:
Owned hotels:
Europe	$24.3	$21.1
North America	5.5	5.3
Rest of the world	3.6	2.9
Hotel management interests	6.3	5.7
Restaurants	1.5	1.6
Tourist trains and cruises	5.3	5.2
Central overheads	(5.4)	(4.6)
Gain on sale of investment	6.6	—
Total segment EBITDA	$47.7	$37.2

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended June 30
	2006	2005
Net earnings	$19.9	$18.5
Add:
Depreciation and amortization	9.3	8.6
Interest expense, net	10.0	5.7
Foreign currency, net	3.5	0.5
Provision for income taxes	3.1	3.4
Share of provision for income taxes of unconsolidated companies	1.9	0.5
Segment EBITDA	$47.7	$37.2

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

Operating information for OEH’s owned hotels for the three months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30
	2006	2005

Average Daily Rate (in dollars)
Europe	627	582
North America	320	315
Rest of the world	248	239
Worldwide	417	395

Rooms Sold (in thousands)
Europe	57	55
North America	39	43
Rest of the world	49	45
Worldwide	145	143

RevPAR (in dollars)
Europe	413	373
North America	228	224
Rest of the world	146	129
Worldwide	269	246

			Change%
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	397	382	4%	7%
North America	303	267	13%	13%
Rest of the world	145	129	12%	16%
Worldwide	269	252	7%	10%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

The net earnings for the period were $19.9 million ($0.50 per common share) on revenue of $134.7 million, compared with net earnings of $18.5 million ($0.47 per common share) on revenue of $126.3 million in the prior year second quarter.

Revenue

Total revenue increased by $8.5 million, or 7%, from $126.3 million in the three months ended June 30, 2005 to $134.7 million in the three months ended June 30, 2006.  Hotels and restaurants revenue increased by $8.1 million, or 8%, from $106.8 million in the three months ended June 30, 2005 to $114.9 million in the three months ended June 30, 2006, and tourist trains and cruises increased by $0.3 million, or 2%, from $19.5 million for the three months ended June 30, 2005 to $19.8 million for the three months ended June 30, 2006.

The increase in total revenue was due primarily to the performance of the hotels portfolio, in particular the European properties which showed an increase in revenue of $6.5 million.  The strong performance of the Rest of the World properties contributed a further $2.1 million.

The revenue from restaurants decreased by $0.3 million, or 5%, from $5.8 million in the three months ended June 30, 2005 to $5.5 million in the three months ended June 30, 2006.  The decrease was due to the impact of the sale of Harry’s Bar.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 7% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Measured in local currencies this increase was 10%, of which 3% relates to higher achieved average daily rates.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $6.5 million, or 12%, from $54.7 million for the three months ended June 30, 2005 to $61.2 million for the three months ended June 30, 2006.  The impact of the Hotel Caruso, opened in July 2005, resulted in $3.5 million of incremental revenue for the three months ended June 30, 2006.  Revenue at the Grand Hotel Europe increased $1.2 million, or 10%, from $11.3 million in the three months ended June 30, 2005 to $12.4 million for the three months ended June 30, 2006.  In Italy, the revenue for Hotel Splendido increased by $1.1 million, or 13%, from $7.8 million for the three months ended June 30, 2005 to $8.8 million for the three months ended June 30, 2006.

On a same store basis, RevPAR in local currency increased by 7%, but in U.S. dollars this translated into an increase of 4%.

North America.  Revenue decreased by $0.4 million, or 2%, from $23.4 million in the three months ended June 30, 2005 to $23.0 million in the three months ended June 30, 2006.  Revenue at the

Windsor Court and Maroma, both affected by accounting for insurance recoveries under SFAS No. 5, “Accounting for Contingencies”, decreased by $2.4 million, or 21%, from $11.4 million in the three months ended June 30, 2005 to $9.0 million in the three months ended June 30, 2006.  Revenues at the remaining North American properties increased by $2.0 million, or 17%, from $12.0 million in the three months ended June 30, 2005 to $14.0 million in the three months ended June 30, 2006, with key performers being Keswick Hall, Casa de Sierra Nevada, La Samanna and the Inn at Perry Cabin.  Included in the 2006 revenues are $2.0 million relating to real estate sales at Keswick Hall compared with $0.4 million in the same period in 2005.

On a same store basis, RevPAR increased by 13% which was driven by approximately a 5% increase in occupancy.

Rest of the World.  Revenue increased by $2.2 million, or 11%, from $20.2 million in the three months ended June 30, 2005 to $22.4 million in the three months ended June 30, 2006.  Southern Africa revenues increased by $1.0 million, or 18%, from $5.5 million in the three months ended June 30, 2005 to $6.5 million in the three months ended June 30, 2006.  South America revenues increased by $0.4 million, or 5%, from $7.6 million in the three months ended June 30, 2005 to $8.0 million in the three months ended June 30, 2006.  Revenues in the South Pacific increased by $0.8 million, or 11%, from $7.2 million in the three months ended June 30, 2005 to $8.0 million in the three months ended June 30, 2006.

The RevPAR on a same store basis for the Rest of the World region increased by 16% in local currencies in the three months ended June 30, 2006 compared to the three months ended June 30, 2005.  Approximately 9% of this increase was due to increased occupancies at the hotels with 3% due to a higher achieved average daily rate.  This RevPAR increase in local currencies translated to a 12% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.2 million, or 8%, from $2.6 million in the three months ended June 30, 2005 to $2.8 million in the three months ended June 30, 2006, due to increased revenues at Charleston Place and the hotels in Peru.

Restaurants.  Revenues for the three months to June 30, 2006 were $5.5 million, down $0.3 million, or 5%, against the three months to June 30, 2005.  This was primarily due to the revenue impact of the disposal of the investment in Harry’s Bar, and before taking account of the $9.5 million sale price from the investment.

Trains and Cruises.  Revenue increased by $0.4 million, or 2%, from $19.4 million in the three months ended June 30, 2005 to $19.8 million in the three months ended June 30, 2006, due primarily to the performance of PeruRail.

Depreciation and amortization

Depreciation and amortization increased by $0.7 million, or 8%, from $8.6 million in the three months ended June 30, 2005 to $9.3 million in the three months ended June 30, 2006, due to the effect of the opening of the Hotel Caruso, Ravello, and capital expenditures during 2006, including the refurbishment works at Reids Palace Hotel, Madeira, La Residencia, Mallorca and Copacabana Palace Hotel, Rio de Janeiro.

Operating expenses

Operating expenses increased by $4.0 million, or 7%, from $58.3 million in the three months ended June 30, 2005 to $62.3 million in the three months ended June 30, 2006.  The increase was in line with revenue increases, with operating expenses remaining at 46% of revenue for the three months ended June 30, 2006, the same level as for the three months ended June 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.6 million, or 5%, from $35.0 million in the three months ended June 30, 2005 to $36.6 million in the three months ended June 30, 2006.  The increase was in line with inflation, with selling, general and administrative expenses being 27%, 1% below the 28% of revenues for the three months to 2005.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for the three months ended June 30, 2006 for OEH were 29%, up from 28% for the three months ended June 30, 2005.  The increase was due to increased margins in all geographic regions.  Margins in Europe increased from 39% in the three months ended June 30, 2005 to 40% in the three months ended June 30, 2006.  Margins in North America increased from 23% to 24% for the three months ended June 30, 2006.  Margins in the Rest of the World increased from 15% in the three months ended June 30, 2005 to 16% in the three months ended June 30, 2006.

Earnings from operations before net finance costs

Earnings from operations increased by $2.3 million from earnings of $24.3 million in the three months ended June 30, 2005 to a profit of $26.6 million in the three months ended June 30, 2006, due to the factors described above.

Net finance costs

Net finance costs increased by $7.3 million, from $6.2 million for the three months ended June 30, 2005 to $13.5 million for the three months ended June 30, 2006.  The three months ended June 30, 2006 included a foreign exchange loss of $3.5 million compared to a gain of $0.5 million in the three months ended June 30, 2005.  Excluding this gain, net finance costs increased by $3.3 million, or 49%, from $6.7 million for the three months ended June 30, 2005 to $9.7 million for the three months ended June 30, 2006, due to the impact of financing of new investments and increases in interest rates.

Provision for income taxes

The provision for income taxes decreased by $0.2 million, from a provision of $3.4 million in the three months ended June 30, 2005 to a provision of $3.2 million in the three months ended June 30, 2006.  A valuation allowance established in respect of tax loss carry forwards at Bora Bora Lagoon Resort was reduced by $3.0 million in the quarter ended June 30, 2006, as OEH determined that it was more likely than not that these tax losses would be utilized in the future.

Earnings from unconsolidated companies

Earnings from unconsolidated companies decreased by $0.5 million, or 13%, from $3.8 million in the three months ended June 30, 2005 to $3.3 million in the three months ended June 30, 2006.  This was mainly due to an increase in taxation on the Peruvian entities.

Six months ended June 30, 2006 compared to
Six months ended June 30, 2005

OEH’s operating results for the six months ended June 30, 2006 and 2005, expressed as a percentage of revenue, were as follows:

	Six months ended June 30,
	2006	2005
	%	%
Revenue:
Hotels and restaurants	87	87
Tourist trains and cruises	13	13
	100	100
Expenses:
Depreciation and amortization	9	8
Operating	48	48
Selling, general and administrative	32	32
Gain on sale of investment	(3)	—
Net finance costs	10	5
Earnings before income taxes	4	7
Provision for income taxes	1	2
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	6	8

Segment EBITDA of OEH’s operations for the six months ended June 30, 2006 and 2005 are analyzed as follows (dollars in millions):

	Six months ended June 30,
	2006	2005
Segment EBITDA:
Owned hotels:
Europe	$17.1	$18.0
North America	11.5	11.5
Rest of the world	13.1	10.0
Hotel management interests	9.6	8.6
Restaurants	2.6	2.7
Tourist trains and cruises	5.5	5.1
Central overheads	(9.8)	(9.2)
Gain on sale of investment	6.6	—
Segment EBITDA	$56.2	$46.7

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Six months ended June 30,
	2006	2005
Net earnings	$12.3	$16.9
Add:
Depreciation and amortization	18.7	16.5
Interest expense, net	19.0	13.8
Foreign currency, net	2.7	(4.1)
Provision for income taxes	1.2	3.1
Share of provision for income taxes of unconsolidated companies	2.3	0.5
Segment EBITDA	$56.2	$46.7

Operating information for OEH’s owned hotels for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended June 30
	2006	2005

Average Daily Rate (in dollars)
Europe	558	518
North America	333	349
Rest of the world	282	274
Worldwide	376	373

Rooms Sold (in thousands)
Europe	73	78
North America	77	83
Rest of the world	107	95
Worldwide	257	256

RevPAR (in dollars)
Europe	307	294
North America	246	239
Rest of the world	178	158
Worldwide	238	225

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	363	351	4%	7%
North America	336	306	10%	10%
Rest of the world	178	158	13%	16%
Worldwide	256	237	8%	11%

Overview

The net earnings for the period were $12.3 million ($0.31 per common share) on revenue of $214.0 million, compared with net earnings of $16.9 million ($0.46 per common share) on revenue of $206.7 million in the prior year first half.  This represents a decrease of 27% in net earnings in the period over the prior year period and a decrease of 33% in earnings per common share.

Revenue

Total revenue increased by $7.2 million, or 4%, from $206.8 million in the six months ended June 30, 2005 to $214.0 million in the six months ended June 30, 2006.  Hotels and restaurants revenue increased by $8.1 million, or 5%, from $179.2 million in the six months ended June 30, 2005 to $187.3 million in the six months ended June 30, 2006, and tourist trains and cruises decreased by $0.8 million, or 3%, from $27.5 million for the six months ended June 30, 2005 to $26.7 million for the six months ended June 30, 2006.

The increase for hotels and restaurants was mainly due to an increase at OEH’s owned hotels of $7.3 million, or 5%, from $163.8 million in the six months ended June 30, 2005 to $171.1 million in the six months ended June 30, 2006.  The revenue from restaurants decreased by $0.1 million, or 1%, from $11.0 million in the six months ended June 30, 2005 to $10.9 million in the six months ended June 30, 2006 which was mainly due to the impact of the sale of Harry’s Bar.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 8% in the six months ending June 30, 2006 compared to the six months ending June 30, 2005.  Measured in local currencies this increase was 11%, of which 6% was due to improved occupancy and 5% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $2.1 million, or 3%, from $71.5 million for the six months ended June 30, 2005 to $73.6 million for the six months ended June 30, 2006.  This increase includes the revenue from the Hotel Caruso which opened in July 2005 and produced an increase in revenue of $3.7 million, and the Grand Hotel Europe, St Petersburg, which was acquired in February 2005, producing an increase of $2.9 million.  The closure of Reids Palace Hotel in the first quarter and La Residencia accounted for a $5.6 million drop in revenue for the six months ended June 30, 2005 compared with the six months ended June 30, 2006.

On a same store basis, RevPAR in local currency increased by 7% (7% in higher average daily rate).  In U.S. dollars this translated into an increase of 4% as the euro was stronger against the dollar in the second quarter of 2006 compared to the second quarter of 2005.

North America.  Revenue decreased by $1.0 million, or 2%, from $46.9 million in the six months ended June 30, 2005 to $45.9 million in the six months ended June 30, 2006.  Included in the 2006 revenues are $4.2 million relating to real estate sales at Keswick Hall compared with $1.0 million in the same period in 2005.

On a same store basis, RevPAR increased by 10% which was driven by a 9% increase in occupancy and a 1% improvement in achieved average daily rate.

Rest of the World.  Revenue increased by $6.8 million, or 15%, from $45.4 million in the six months ended June 30, 2005 to $52.2 million in the six months ended June 30, 2006.

The RevPAR on a same store basis for the Rest of the World region increased by 16% in local currencies in the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.4 million, or 9%, from $4.4 million in the six months ended June 30, 2005 to $4.8 million in the six months ended June 30, 2006, due to increased revenues at Charleston Place and the hotels in Peru.

Restaurants.  Revenues for the six months to June 30, 2006 were $10.0 million, the same as for the six months to June 30, 2005.

Trains and Cruises.  Revenue decreased by $0.1 million, or nil%, from $29.1 million in the six months ended June 30, 2005 to $29.0 million in the six months ended June 30, 2006, due primarily to the performance of the U.K. day trains, offset by growth in PeruRail and Venice Simplon-Orient-Express.

Depreciation and amortization

Depreciation and amortization increased by $2.2 million, or 13%, from $16.5 million in the six months ended June 30, 2005 to $18.7 million in the six months ended June 30, 2006, primarily due to the effect of acquisitions and capital expenditures in 2005/6.

Operating expenses

Operating expenses increased by $3.3 million, or 3%, from $99.7 million in the six months ended June 30, 2005 to $103.0 million in the six months ended June 30, 2006, in line with inflation.  As a percentage to revenue, operating expenses remained at 48% for the six months ended June 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.4 million, or 4%, from $66.4 million in the six months ended June 30, 2005 to $68.8 million in the six months ended June 30, 2006, in line with inflation.  As a percentage to revenue, operating expenses remained at 48% for the six months ended June 30, 2006.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for the six months ended June 30, 2006 for OEH were in line with the 22% for the six months ended June 30, 2005.  Margins in Europe decreased from 25% in the six months ended June 30, 2005 to 23% in the six months ended June 30, 2006, primarily due to the closure of some European hotels in the three months to March 31, 2006.  Margins in North America increased from 24% to 25% for the six months ended June 30, 2006.  Margins in the Rest of the World increased from 22% in the six months ended June 30, 2005 to 25% in the six months ended June 30, 2006.

Earnings from operations before net finance costs

Earnings from operations decreased by $0.8 million, or 3%, from earnings of $24.2 million in the six months ended June 30, 2005 to earnings of $23.5 million in the six months ended June 30, 2006, due to the factors described above.

Net finance costs

Net finance costs increased by $12.0 million, from $9.7 million for the six months ended June 30, 2005 to $21.8 million for the six months ended June 30, 2006, which included a foreign exchange loss of $2.8 million compared with a foreign exchange gain of $4.1 million in the six months ended June 30, 2006.

Provision for income taxes

The provision for income taxes reduced by $1.9 million, from a provision of $3.1 million in the six months ended June 30, 2005 to a provision of $1.2 million in the six months ended June 30, 2006.  This provision is inclusive of $3.3 million tax due in respect of the gain on sale of Harry’s Bar, and a deferred tax credit of $3.0 million in respect of losses realized at Bora Bora Lagoon Resort due to the advancement of the property development project.  The Company is incorporated in Bermuda, which does not impose an income tax.

Earnings from unconsolidated companies

Earnings from unconsolidated companies reduced by $0.4 million, or 7%, from $5.5 million in the six months ended June 30, 2005 to $5.1 million in the six months ended June 30, 2006.  This was mainly due to increased tax provision in Peruvian investments.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $55.9 million at June 30, 2006, $17.5 million more than the $38.4 million at December 31, 2005.  At June 30, 2006, the undrawn amounts available to OEH under its short-term lines of credit were $12.3 million.   OEH’s total cash and availability at June 30, 2006 was, therefore, $68.2 million including the undrawn short-term lines.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $53.0 million at June 30, 2006, a decrease in the working capital of $10.7 million from a balance of $42.3 million deficit at December 31, 2005.  The overall decrease in working capital was comprised of the following:

•                  an increase in current assets of $34.9 million, of which $17.5 million was an increase in cash, accounts receivable of $6.9 million, amounts due from related parties of $0.7 million, prepaid expenses of $3.5 million, inventories of $3.3 million and real estate assets of $3.0 million; and

•                  an increase in current liabilities of $45.6 million, including the current portion of long-term debt, which was due to increases in working capital facilities of $1.6 million, accounts payable of $7.8 million, accrued liabilities of $19.2 million, deferred revenue of $10.9 million and current portion of long-term debt of $10.2 million, partly offset by decrease in amounts due to related parties of $4.1 million.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash flow from operating activities increased by $7.6 million from $28.2 million cash surplus for the six months ended June 30, 2005 to $35.8 million for the six months ended June 30, 2006.  The increase was primarily due to improvements in segment EBITDA and the favorable movements in working capital balances (accounts receivable and accounts payable).

Investing Activities.  Cash used in investing activities decreased by $81.2 million to $71.8 million for the six months ended June 30, 2006, compared to $153.0 million for the six months ended June 30, 2005.  This was mainly due to the acquisition of the Grand Hotel Europe in February 2005.  Current year acquisitions of $20.4 million included the acquisition of Casa de Sierra Nevada, the remaining 25% interest in Maroma and a 50% interest in the Napasai hotel of the Pansea Hotels group.

Capital expenditure of $60.9 million included $11.9 million for refurbishment of the Italian hotels, $6.4 million spent on Reids Palace Hotel, $7.0 million for refurbishment of the Grand Hotel Europe, $7.3 million for post-hurricane construction at Maroma, and $5.8 million spent on acquisition of wheelsets for Venice Simplon-Orient-Express.

The cash used in capital expenditures and acquisitions was offset by $9.5 million proceeds from the sale of the Harry’s Bar investment in June 2006.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2006 was $53.0 million compared to $119.4 million for the six months ended June 30, 2005, a decrease of $66.4 million.  In the six months ended June 30, 2006, OEH had proceeds from borrowings under long-term debt of $84.8 million, compared to proceeds of $108.4 million for the six months ended June 30, 2005 which included $58.5 million of finance on the Grand Hotel Europe acquisition.  The borrowings made for the six months to June 30, 2006 included $54.4 million on Italian hotel facilities, $14.8 million drawn by Lapa Palace Hotel, $3.6 million borrowed by La Samanna, $4.9 million borrowed by La Residencia and $3.8 million borrowed by Reids Palace Hotel.  In the six months ended June 30, 2005, OEH had net proceeds from the issuance of common shares of $122.9 million, which were primarily used to pay down a revolving credit facility secured on OEH’s Italian hotels ($91.0 million).  In 2006 OEH used most of the long-term debt proceeds for general corporate purposes including acquisitions and investments.

Capital Commitments.  There were $14.4 million of capital commitments outstanding as of June 30, 2006 mainly on investments in owned hotels.

Indebtedness

At June 30, 2006, OEH had $649.3 million of long-term debt secured by assets ($593.3 million net of cash), including the current portion, which is repayable over periods of 1 to 11 years with a weighted average interest rate of 5.81%.  See Note 6 to the financial statements regarding the maturity of long-term debt.

Approximately 46% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At June 30, 2006, 98% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of June 30, 2006, the Company’s significant accounting policies and estimates, which are described in Notes 1 and 15 to the financial statements in the Company’s 2005 Form 10-K annual report, have not changed from December 31, 2005.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The evaluation of a tax position under FIN 48 is a two-step process.  The first step is recognition, under which tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information.  The second step is measurement, under which tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50 percent likely of being recognized upon ultimate settlement.

FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007.  The Company is currently assessing FIN 48 and has not yet determined the impact that the adoption of this interpretation will have on its financial position or results of operations.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 – Management’s Discussion and Analysis in the Company’s 2005 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,200,000 on an annual basis based on borrowings at June 30, 2006. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first six months of 2006 from those described in the Company’s 2005 Form 10-K annual report.

ITEM 4.                          Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2006 and, based on that evaluation, have concluded those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 4.                          Submission of Matters to a Vote of Security Holders

The Company convened and held an annual general meeting of shareholders on June 5, 2006.  The holders of Class A and B common shares, voting together, (i) duly elected John D. Campbell, James B. Hurlock, Prudence M. Leith, J. Robert Lovejoy, Georg R. Rafael, James B. Sherwood and Simon M.C. Sherwood as directors of the Company, (ii) duly confirmed amendments to the Company’s Bye-Laws to permit internet or email delivery of notices or other materials to the Company’s shareholders when permitted by Bermuda law and New York Stock Exchange rules, and (iii) duly appointed Deloitte & Touche LLP, a U.S. registered independent public accounting firm, as the Company’s independent auditor.  The number of votes on each matter was as follows:

(i)            Election of directors:

Name	For	Authority Withheld

J.D. Campbell	21,859,017	37,216
J.B. Hurlock	21,875,402	20,831
P.M. Leith	21,894,015	22,180
J.R. Lovejoy	21,875,432	20,801
G.R. Rafael	21,875,425	20,808
J.B. Sherwood	21,847,482	48,751
S.M.C. Sherwood	21,847,504	48,729

(ii)           Amendment of Bye-Laws:  For 21,879,951, Against 4,696, and Abstain 11,586.

(iii)          Appointment of independent auditor: For 21,883,153, Against 12,117, and Abstain 963.

ITEM 6.  Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ P. M. White
Paul M. White
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 8, 2006

EXHIBIT INDEX

3.1	–	Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment
No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

3.2	–	Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on July 6, 2006 and
incorporated herein by reference.

31	–	Rule 13a-14(a)/15d-14(a) Certifications.

32	–	Section 1350 Certification.