Form 10-Q
period 2006-09-30
ORIENT EXPRESS HOTELS LTD
filed 2006-11-09
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006 or

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

As of October 31, 2006, 42,148,350 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets
Cash and cash equivalents	$105,692	$38,397
Accounts receivable, net of allowances of $1,344 and $980	67,581	59,061
Due from related parties	19,157	17,549
Prepaid expenses and other	20,234	13,061
Inventories	33,298	29,636
Real estate assets	22,366	12,149
Total current assets	268,328	169,853

Property, plant and equipment, net of accumulated depreciation of $196,181 and $164,814	1,138,391	1,017,175
Investments	127,330	129,681
Goodwill and other intangible assets	102,368	62,867
Other assets	38,795	35,986
	$1,675,212	$1,415,562
Liabilities and Shareholders’ Equity
Working capital facilities	$28,987	$47,108
Accounts payable	26,184	22,680
Due to related parties	3,296	7,374
Accrued liabilities	65,698	43,545
Deferred revenue	29,413	19,339
Current portion of long-term debt and capital leases	100,394	72,151
Total current liabilities	253,972	212,197

Long-term debt and obligations under capital leases	554,992	496,156
Other liabilities	3,331	—
Deferred income taxes	39,820	29,656
	852,115	738,009
Minority interest	1,774	4,153

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued–42,147,350 (2005–39,399,750)	418	393
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued–18,044,478 (2005–18,044,478)	181	181
Additional paid-in capital	508,630	404,923
Retained earnings	343,667	314,207
Accumulated other comprehensive loss	(31,392)	(46,123)
Less: reduction due to Class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	821,323	673,400
Commitments and contingencies
	$1,675,212	$1,415,562

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2006	2005
(Dollars in thousands, except per share amounts)

Revenue	$144,764	$127,733

Expenses:
Depreciation and amortization	8,960	8,598
Operating	62,657	58,146
Selling, general and administrative	38,367	34,761
Total expenses	109,984	101,505

Earnings from operations before net finance costs	34,780	26,228

Interest expense, net	(12,117)	(7,896)
Foreign currency, net	(2,752)	77
Net finance costs	(14,869)	(7,819)

Earnings before income taxes	19,911	18,409

Provision for income taxes	3,615	3,025

Earnings before earnings from unconsolidated companies	16,296	15,384

Earnings from unconsolidated companies, net of tax	3,925	4,099

Net earnings on class A and class B common shares	$20,221	$19,483

Net earnings per class A and class B common share:
Basic	$0.49	$0.50
Diluted	$0.48	$0.49
Dividends per class A and class B common share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Nine months ended September 30,	2006	2005
(Dollars in thousands, except per share amounts)

Revenue	$358,720	$334,474

Expenses:
Depreciation and amortization	26,268	25,048
Operating	165,658	157,826
Selling, general and administrative	107,180	101,159
Total expenses	299,106	284,033

Earnings from operations before net finance costs	59,614	50,441
Gain on sale of investment	6,619	—

Interest expense, net	(32,462)	(21,701)
Foreign currency, net	(5,548)	4,152
Net finance costs	(38,010)	(17,549)

Earnings before income taxes	28,223	32,892

Provision for income taxes	4,818	6,147

Earnings before earnings from unconsolidated companies	23,405	26,745

Earnings from unconsolidated companies, net of tax	9,077	9,638

Net earnings on class A and class B common shares	$32,482	$36,383

Net earnings per class A and class B common share:
Basic	$0.81	$0.96
Diluted	$0.80	$0.95

Dividends per class A and class B common share	$0.075	$0.075

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$32,482	$36,383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,268	22,827
Amortization and write-off of finance costs	3,839	2,221
Undistributed earnings of affiliates	(5,366)	(2,537)
Stock-based compensation	660	1,080
Change in deferred tax	(2,184)	1,020
Gain from sale of investments and fixed assets	(6,619)	(3,499)
Other non-cash items	7,123	41
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(8,618)	(23,205)
Increase in inventories	(2,617)	(4,081)
Increase in real estate assets held for sale	(4,217)	—
Increase in payables, accrued liabilities and deferred revenue	18,708	26,709
Dividends received from affiliates	—	624

Total adjustments	26,977	21,200

Net cash provided by operating activities	59,459	57,583

Cash flows from investing activities:
Capital expenditures	(83,489)	(102,831)
Acquisitions and investments, net of cash acquired	(42,908)	(99,713)
Proceeds from sale of fixed assets and other	9,499	3,613

Net cash used in investing activities	(116,898)	(198,931)

Cash flows from financing activities:
Net repayment of working capital facilities and redrawable loans	(19,824)	(96,605)
Issuance of common shares	99,350	121,898
Stock options exercised	3,722	898
Issuance of long-term debt	360,159	116,834
Principal payments under long-term debt	(316,106)	(28,796)
Payment of common share dividends	(3,022)	(2,823)

Net cash provided by financing activities	124,279	111,406

Effect of exchange rate changes on cash and cash equivalents	455	(1,598)

Net increase/(decrease) in cash and cash equivalents	67,295	(31,540)

Cash and cash equivalents at beginning of period	38,397	85,610

Cash and cash equivalents at end of period	$105,692	$54,070

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares at Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)

Balance, January 1, 2006	$—	$393	$181	$404,923	$314,207	$(46,123)	$(181)
Stock-based compensation	—	—	—	660	—	—	—
Stock options exercised	—	—	—	3,722	—	—	—
Dividends on common shares	—	—	—	—	(3,022)	—	—
Issuance of Class A common shares in public offering, net of issuance costs	—	25	—	99,325	—	—	—
Comprehensive loss:
Net earnings on common shares for the period	—	—	—	—	32,482	—	—	$32,482
Other comprehensive income	—	—	—	—	—	14,731	—	14,731
								$47,213
Balance, September 30, 2006	$—	$418	$181	$508,630	$343,667	$(31,392)	$(181)

Balance, January 1, 2005	$—	$318	$205	$280,212	$277,281	$(12,845)	$(181)
Stock-based compensation	—	—	—	1,080	—	—	—
Stock options exercised	—	—	—	898	—	—	—
Dividends on common shares	—	—	—	—	(2,823)	—	—
Issuance of Class A common shares in public offering, net of issuance costs	—	50	—	121,848	—	—	—
Comprehensive loss:
Net earnings on common shares for the period	—	—	—	—	36,383	—	—	$36,383
Other comprehensive income	—	—	—	—	—	(25,494)	—	(25,494)
								$(10,889)
Balance, September 30, 2005	$—	$368	$205	$404,038	$310,841	$(38,339)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.             Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

(a)       Accounting policies

For a description of significant accounting policies and basis of presentation, see Notes 1 and 15 to the consolidated financial statements in the Company’s 2005 Form 10-K annual report.  As of September 30, 2006, these significant accounting policies have not changed from December 31, 2005.

The condensed consolidated financial statements are unaudited  and have been prepared following the rules and regulations of the U.S. Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2006 and 2005, which are all of a normal recurring nature, have been reflected in the information provided.  Due to the seasonal nature of OEH’s business, operating results for the interim period are not necessarily indicative of a full year’s operating results.

(b)       Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended September 30,	2006	2005

Basic	41,688	39,335
Effect of dilution	279	390
Diluted	41,967	39,725

Nine months ended September 30,	2006	2005

Basic	40,200	37,819
Effect of dilution	284	339
Diluted	40,484	38,158

For the three months ended September 30, 2006 and 2005, the anti-dilutive effect of stock options on 1,154 and nil class A common shares, respectively, was excluded from the computation of diluted losses per share.  For the nine months ended September 30, 2006 and 2005, the anti-dilutive effect of stock options on 232 and 2,553 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)        Dividends

On January 5, 2006, the Company declared a dividend of $0.025 per common share payable February 4, 2006 to shareholders of record January 20, 2006.

On April 5, 2006, the Company declared a dividend of $0.025 per common share payable May 4, 2006 to shareholders of record April 20, 2006.

On July 5, 2006, the Company declared a dividend of $0.025 per common share payable August 4, 2006 to shareholders of record July  20, 2006.

(d)       Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,777,000 and $2,482,000 for the three months ended September 30, 2006 and 2005, respectively, and $7,871,000 and $7,150,000 for the nine months ended September 30, 2006 and 2005, respectively.

(e)        Reclassifications

Certain items in 2005 have been reclassified to conform to the 2006 presentation.

2.              Acquisitions

Pansea Hotels Group

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

OEH decided to accelerate the acquisition of the Pansea Hotels group by acquiring the 50% of the Napasai hotel-owning company shares not owned by Pansea in June 2006 for $10,500,000 cash consideration.  The rest of the Pansea Hotels group was acquired on July 21, 2006 for a total cash consideration of $33,362,000 (including the original $8,000,000 loan) and assumption of sundry debts owed by the Pansea Hotels group to third parties of $15,524,000.

This strategic acquisition enables OEH to expand its position in the Southeast Asian market.

The acquisition of the Pansea Hotels group has been accounted for a purchase in accordance with SFAS No. 141, “Business Combinations”.  OEH allocated the purchase price for the acquisition based on fair value of assets acquired and liabilities assumed, which is defined as the amount at which an asset or liability could be exchanged in a current transaction  between knowledgeable, unrelated willing parties when neither party is acting under compulsion.  The following table summarizes the provisional estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

September 30, 2006

Current assets	$15,082
Property, plant and equipment	29,501
Goodwill and other intangible assets	28,263
Total assets acquired	72,846

Current liabilities	(5,912)
Liabilities to minority shareholders	(7,818)
Third party debt	(6,115)
Other long-term liabilities	(3,340)
Deferred income taxes	(5,799)
Total liabilities assumed	(28,984)
Net assets acquired	$43,862

Paid in July for the rest of Pansea	$33,362
Paid in June for 50% of Napasai	10,500
Total cash consideration	$43,862

The net assets of Pansea Hotels group have been fair valued based on the estimated market values of the freehold and leasehold properties.  After fair valuing all other assets and liabilities, goodwill of $11,070,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.  Included in the goodwill is a debit balance of

$2,230,000 for minority interest relating to losses carried forward as at the date of acquisition.  In the future periods, minority interest share of profits will be credited against goodwill to the extent of the previously recorded minority interest losses.  The provisional fair values may be adjusted within one year of the acquisition date of Pansea Hotels group, as the fair values of certain assets and liabilities remain to be finalized.

The results of the operation of Pansea Hotels group have been included in the consolidated financial statements of OEH from July 21, 2006.

The proforma results of operations data presented below assume that the Pansea Hotels group acquisition had been made at the beginning of 2005.  The proforma data are presented for informational purposes only and are not necessarily indicative of the results of future operations, nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2005 (dollars in thousands):

Nine months ended September 30,	2006	2005
	(Proforma unaudited)
Revenue	$364,724	$340,462
Net earnings	$30,279	$35,704
Earnings per share:
Basic	$0.76	$0.94
Diluted	$0.75	$0.93

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

September 30, 2006

Property, plant and equipment	$8,600
Goodwill and other intangible assets	3,770
Total assets acquired	12,370

Current liabilities	(200)
Other long-term liabilities (deferred consideration)	(2,850)
Deferred income taxes	(520)
Total liabilities assumed	(3,570)
Net assets acquired	$8,800

The net assets of Casa de Sierra Nevada have been fair valued based on the estimated market value of the buildings.  After fair valuing all other assets and liabilities, goodwill of $3,510,000 has been recorded of which $ nil will be deductible as operating expenses for tax purposes.  The provisional fair values may be adjusted within one year of the acquisition date of Casa de Sierra Nevada, as the valuation of certain forward contracts remains to be finalized.

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

The proforma results of operations data presented below assume that the Casa de Sierra Nevada acquisition had been made at the beginning of 2005.  The proforma data are presented for informational purposes only and are not necessarily indicative of the results of future operations, nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2005 (dollars in thousands):

Nine months ended September 30,	2006	2005
	(Proforma unaudited)

Revenue	$358,943	$336,195
Net earnings	$32,490	$36,330
Earnings per share:
Basic	$0.81	$0.96
Diluted	$0.80	$0.95

Maroma Resort and Spa

Effective January 1, 2006, OEH purchased the remaining 25% interest in Maroma Resort and Spa for a cash consideration of $5,400,000 bringing its interest to 100%.  A deferred tax liability of $1,853,000 has been recorded on the acquisition.  Goodwill of $4,728,000 has been recognized on this acquisition.

3.             Investments

Sale of Harry’s Bar

On June 12, 2006, OEH sold its 49% interest in Harry’s Bar in London, England, for a cash consideration of $9,499,000.  The sale of the investment resulted in a gain of $6,619,000, upon which a tax charge of $3,325,000 was recorded.

Unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	September 30, 2006	December 31, 2005

Current assets	$47,852	$45,390
Property, plant and equipment, net	359,832	344,475
Other assets	6,561	5,726
Total assets	$414,245	$395,591

Current liabilities	$55,722	$50,150
Long-term debt	226,581	203,520
Other liabilities	82,399	90,161
Total shareholders’ equity	49,543	51,760
Total liabilities and shareholders’ equity	$414,245	$395,591

Three months ended September 30,	2006	2005

Revenue	$43,702	$43,500
Earnings from operations before net finance costs	$8,760	$6,930
Net earnings	$5,090	$448

Nine months ended September 30,	2006	2005

Revenue	$127,279	$77,314
Earnings from operations before net finance costs	$21,223	$9,250
Net earnings/(losses)	$2,010	$(2,783)

4.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2006	December 31, 2005

Freehold and leased land and buildings	$967,783	$858,350
Machinery and equipment	197,347	156,780
Fixtures, fittings and office equipment	170,501	148,346
River cruiseship and canalboats	18,644	18,513
	1,354,275	1,181,989
Less: accumulated depreciation	(215,884)	(164,814)
	$1,138,391	$1,017,175

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	September 30, 2006	December 31, 2005

Land and buildings	$15,554	$14,803
Machinery and equipment	2,072	2,067
Fixtures, fittings and office equipment	1,778	1,817
	19,404	18,687
Less: accumulated depreciation	(2,072)	(1,892)
	$17,332	$16,795

5.                                      Goodwill and other intangible assets

OEH’s goodwill consists of $788,000 related to the trains and cruises reporting segment and $78,027,000 related to the hotels and restaurants reporting segment, of which $28,812,000 relates to the acquisition of the Grand Hotel Europe, $3,510,000 relates to the estimated purchase price allocation of Casa de Sierra Nevada, $6,822,000 relates to goodwill arising on the acquisition of Maroma, and $11,070,000 relates to the estimated purchase price allocation of the Pansea Hotels group.  Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000, the estimated purchase price allocation of $260,000 for the Casa de Sierra Nevada tradename, and a lease intangible asset acquired as part of the acquisition of the Pansea Hotels group of $17,193,000.

6.                                      Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	September 30, 2006	December 31, 2005

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.66% and 5.51%, respectively, primarily based on LIBOR	$635,165	$546,593
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 6.54% and 5.65%, respectively, based on LIBOR	3,500	4,500
Obligations under capital lease	16,721	17,214
	655,386	568,307
Less: current portion	100,394	72,151
	$554,992	$496,156

Certain credit agreements of OEH have restrictive covenants.  At September 30, 2006, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $241,000,000 loan facility. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

On July 20, 2006, OEH borrowed $241,000,000 (€190,000,000) under a bank-syndicated loan facility totalling $317,000,000 (€250,000,000) secured by four of OEH’s Italian hotels, its two Portuguese hotels, and its properties in the UK and France. The initial drawdown was used to refinance an existing $254,000,000 (€201,000,000) loan facility. On repayment of this existing loan facility outstanding deferred finance costs amounting to $1,300,000 were written off.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2006 (dollars in thousands):

Year ending December 31,

2007	$9,798
2008	89,115
2009	42,668
2010	50,376
2011 and thereafter	363,035
$554,992

7.             Other liabilities

Other liabilities consists of $2,500,000 assumed in the Pansea Hotels group acquisition, and $831,000 being the estimated liability on the interest rate swap agreement entered into with banks as part of the refinancing discussed in Note 14.

8.             Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax.  OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended September 30, 2006 of $3,615,000, compared to a provision of $3,025,000 for the corresponding period in 2005.  The 2006 provision includes deferred tax benefits totalling $5,829,000 that arose on the reduction of valuation allowances established in respect of tax losses in Portugal and Australia, after OEH concluded that it was more likely than not that these tax losses would be utilized in the future.

Cumulatively, OEH recorded a tax provision for the nine months ended September 30, 2006 of $4,818,000, compared to a provision of $6,147,000 for the corresponding nine months in 2005.

OEH’s current tax cost for the nine months ended September 30, 2006 was $8,245,000, compared to a cost of $5,127,000 in 2005.  The 2006 cost includes a current tax cost of $2,213,000 arising on the sale of the Harry’s Bar investment.

Earnings from unconsolidated subsidiaries are reported net of tax in the Statements of Condensed Consolidated Operations.  The tax provision applicable to these unconsolidated subsidiaries in the three months ended September 30, 2006 was $1,827,000, compared to a provision of $590,000 in the corresponding period in 2005.  The cumulative tax provision applicable to unconsolidated subsidiaries in the nine months ended September 30, 2006 was $4,164,000 compared to a provision of $1,050,000 in the corresponding period in 2005.

9.             Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended September 30,	2006	2005

Service cost	$295	$216
Interest cost	238	171
Expected return on plan assets	(222)	(129)
Amortization of net loss	130	61
Net periodic benefit cost	$441	$319

Nine months ended September 30,	2006	2005

Service cost	$842	$670
Interest cost	681	531
Expected return on plan assets	(635)	(400)
Amortization of net loss	370	190
Net periodic benefit cost	$1,258	$991

The Orient-Express Hotels 2003 Pension Scheme has been closed for future accruals.  As of September 30, 2006, $601,500 of contributions had been made to this plan.  OEH anticipates contributing an additional $218,500 to fund this pension plan in 2006 for a total of $820,000.

10.          Supplemental cash flow information

(Dollars in thousands):

Nine months ended September 30,	2006	2005

Cash paid for:
Interest	$29,789	$21,488
Income taxes	$6,949	$7,141

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Nine months ended September 30,	2006	2005

Fair value of assets acquired	$72,846	$111,492
Cash paid	(43,862)	(95,000)
Liabilities assumed	$28,984	$16,492

11.          Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	September 30, 2006	December 31, 2005

Foreign currency translation adjustments	$(31,392)	$(46,055)
Derivative financial instruments	—	(68)
	$(31,392)	$(46,123)

The components of comprehensive earnings/(loss) are as follows (dollars in thousands):

Nine months ended September 30,	2006	2005

Net earnings on common shares	$32,482	$36,383
Foreign currency translation adjustments	14,663	(25,575)
Change in fair value of derivatives	68	81
Comprehensive earnings/(loss)	$47,213	$(10,889)

12.          Commitments

Outstanding contracts to purchase fixed assets were approximately $22,645,000 at September 30, 2006 (December 31, 2005 - $24,341,000).

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

	Three months ended September 30,	2006	2005
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$72,569	$62,993
	– North America	21,545	19,541
	– Rest of world	26,308	21,725
	Hotel management/part ownership interests	2,130	1,974
	Restaurants	3,511	3,430
		126,063	109,663
	Tourist trains and cruises	18,701	18,070
		$144,764	$127,733

	Segment EBITDA:
Owned hotels	– Europe	$32,484	$26,878
	– North America	3,279	3,627
	– Rest of world	7,201	4,185
	Hotel management/part ownership interests	4,721	3,880
	Restaurants	(128)	(165)
	Tourist trains and cruises	7,001	5,967
	Central overheads	(5,066)	(4,856)
		$49,492	$39,516

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$49,492	$39,516
	Less:
	Depreciation and amortization	8,960	8,598
	Interest expense, net	12,117	7,896
	Foreign currency, net	2,752	(77)
	Provision for income taxes	3,615	3,025
	Share of provision for income taxes of unconsolidated companies	1,827	591
	Net earnings	$20,221	$19,483

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended September 30	2006	2005

Revenue:
Europe	$90,155	$80,201
North America	25,628	23,425
Rest of world	28,981	24,107
	$144,764	$127,733

	Nine months ended September 30,	2006	2005
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$146,146	$134,468
	– North America	67,431	66,473
	– Rest of world	78,519	67,155
	Hotel management/part ownership interests	6,901	6,392
	Restaurants	14,350	14,419
		313,347	288,907
	Tourist trains and cruises	45,373	45,567
		$358,720	$334,474

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$10,631	$9,895
	– North America	5,315	5,382
	– Rest of world	6,929	6,263
	Restaurants	705	642
		23,580	22,182
	Tourist trains and cruises	2,688	2,866
		$26,268	$25,048

	Segment EBITDA:
Owned hotels	– Europe	$49,585	$44,836
	– North America	14,794	15,121
	– Rest of world	20,342	14,223
	Hotel management/part ownership interests	14,365	12,494
	Restaurants	2,461	2,485
	Tourist trains and cruises	12,529	11,025
	Central overheads	(14,953)	(14,007)
	Gain on sale of investment	6,619	—
		$105,742	$86,177

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$105,742	$86,177
	Less:
	Depreciation and amortization	26,268	25,048
	Interest expense, net	32,462	21,701
	Foreign currency, net	5,548	(4,152)
	Provision for income taxes	4,818	6,147
	Share of provision for income taxes of unconsolidated companies	4,164	1,050
	Net earnings	$32,482	$36,383

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$5,116	$5,689
	Restaurants	191	152
		5,307	5,841
	Tourist trains and cruises	3,770	3,797
		$9,077	$9,638

Nine months ended September 30,		2006	2005
Capital expenditure:
Owned hotels	– Europe	$44,813	$57,414
	– North America	19,132	21,775
	– Rest of world	11,433	17,711
Restaurants		1,203	899
Tourist trains and cruises		6,903	5,032
		$83,489	$102,831

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Nine months ended September 30,	2006	2005

Revenue:
Europe	$187,799	$176,873
North America	84,157	82,927
Rest of world	86,764	74,674
	$358,720	$334,474

14.          Derivatives

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000 ($95,000,000) and €24,700,000 ($31,300,000) that limit such exposure to a fixed rate level.  Although these interest rate swaps economically hedge the interest rate risk, these instruments have not been designated as hedging instruments.

At September 30, 2006 and December 31, 2005, the fair values of the outstanding interest rate swaps were accounted for as other long-term liabilities at $831,000 and $ nil, respectively.

15.          Related party transactions

For the three months ended September 30, 2005, OEH paid subsidiaries of Sea Containers Ltd (“SCL”) $1,429,000 for the provision of various services under a services agreement between OEH and SCL.  For the nine months ended September 30, 2005, OEH paid subsidiaries of SCL $4,408,000 under this agreement.  These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.  As of September 30, 2006, SCL is no longer a related party of OEH.

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended September 30, 2006, OEH earned $955,000 (2005 - $870,000) in management fees which are recorded in revenue, and $2,777,000 (2005 - $2,483,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  For the nine months ended September 30, 2006, OEH earned $3,592,000 (2005 - $3,326,000) in management fees, and $7,871,000 (2005 - $7,151,000) in interest income on partnership and other loans.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended September 30, 2006, OEH earned management and guarantee fees of $1,469,000 (2005 - $1,450,000) and loan interest of $15,000 (2005 - $28,000) which are recorded in revenue.  In the nine months ended September 30, 2006, OEH earned management and guarantee fees of $3,889,000 (2005 - $3,518,000) and loan interest of $71,000 (2005 - $86,000).  At September 30, 2006, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended September 30, 2006, OEH earned $300,000 (2005 - $256,000) in management fees, which are included in revenue.  For the nine months ended

September 30, 2006, OEH earned $910,000 (2005 - $825,000) in management fees.

With the acquisition of the Pansea Hotels group, OEH has assumed $7,818,000 of liabilities payable to minority shareholders.

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2006 compared to
Three months ended September 30, 2005

OEH’s operating results for the three months ended September 30, 2006 and 2005, expressed as a percentage of revenue, were as follows:

	Three months ended September 30
	2006	2005
	%	%
Revenue:
Hotels and restaurants	87	86
Tourist trains and cruises	13	14
	100	100
Expenses:
Depreciation and amortization	6	7
Operating	43	47
Selling, general and administrative	27	26
Net finance costs	10	6
Profit before income taxes	14	14
Benefit from (provision for) income taxes	(2)	(2)
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	15	15

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended September 30, 2006 and 2005 are analyzed as follows (dollars in millions):

	Three months ended September 30
	2006	2005
Segment EBITDA:
Owned hotels:
Europe	$32.5	$26.9
North America	3.3	3.6
Rest of the world	7.2	4.2
Hotel management interests	4.7	3.9
Restaurants	(0.1)	(0.2)
Tourist trains and cruises	7.0	6.0
Central overheads	(5.1)	(4.9)
Total segment EBITDA	$49.5	$39.5

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended September 30
	2006	2005

Net earnings	$20.2	$19.5
Add:
Depreciation and amortization	9.0	8.6
Interest expense, net	12.1	7.8
Foreign currency, net	2.8	—
Provision for income taxes	3.6	3.0
Share of provision for income taxes of unconsolidated companies	1.8	0.6
Segment EBITDA	$49.5	$39.5

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

Operating information for OEH’s owned hotels for the three months ended September 30, 2006 and 2005 is as follows:

	Three months ended
	September 30
	2006	2005
Average Daily Rate (in U.S. dollars)
Europe	670	625
North America	284	278
Rest of World	245	262
Worldwide	427	427

Rooms Available (000’s)
Europe	92	92
North America	53	45
Rest of World	100	83
Worldwide	245	220

Rooms Sold (000’s)
Europe	65	61
North America	36	30
Rest of World	59	47
Worldwide	160	138

RevPAR (in U.S. dollars)
Europe	478	417
North America	193	183
Rest of World	145	148
Worldwide	280	267

			Change%
				Local
			Dollar	Currency
Same Store RevPAR (in U.S. dollars)
Europe	463	415	12%	11%
North America	282	259	9%	9%
Rest of World	156	148	5%	10%
Worldwide	311	283	10%	10%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

The net earnings for the period were $20.2 million ($0.48 per common share) on revenue of $144.8 million, compared with net earnings of $19.5 million ($0.50 per common share) on revenue of $127.7 million in the prior year third quarter.

Revenue

Total revenue increased by $17.1 million, or 13%, from $127.7 million in the three months ended September 30, 2005 to $144.8 million in the three months ended September 30, 2006.  Hotels and restaurants revenue increased by $16.5 million, or 15%, from $109.6 million in the three months ended September 30, 2005 to $126.1 million in the three months ended September 30, 2006, and tourist trains and cruises increased by $0.6 million, or 3%, from $18.1 million for the three months ended September 30, 2005 to $18.7 million for the three months ended September 30, 2006.

The increase in total revenue was due primarily to the performance of the hotels portfolio, in particular the European properties which showed an increase in revenue of $9.6 million.  The strong performance of the Rest of the World properties contributed a further $4.6 million.

The revenue from restaurants increased by $0.1 million, or 2%, from $3.4 million in the three months ended September 30, 2005 to $3.5 million in the three months ended September 30, 2006.  The increase was due to revenues from ‘21’ Club.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 10% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Measured in local currencies this increase was 10%, of which 5% relates to higher achieved average daily rates.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $9.6 million, or 15%, from $63.0 million for the three months ended September 30, 2005 to $72.6 million for the three months ended September 30, 2006.  The improved results from the Hotel Caruso, opened in July 2005, resulted in $1.6 million of incremental revenue for the three months ended September 30, 2006.  Revenue at the Grand Hotel Europe increased by $2.4 million, or 23%, from $10.5 million in the three months ended September 30, 2005 to $12.9 million for the three months ended September 30, 2006.  In Italy, the revenue for Hotel Splendido increased by $1.6 million, or 14%, from $11.3 million for the three months ended September 30, 2005 to $12.9 million for the three months ended September 30, 2006.

On a same store basis, RevPAR in local currency increased by 11%, but in U.S. dollars this translated into an increase of 12%.

North America.  Revenue increased by $2.0 million, or 10%, from $19.5 million in the three months ended September 30, 2005 to $21.5 million in the three months ended September 30, 2006.  Revenue at the Windsor Court and Maroma, both affected by accounting for insurance recoveries under SFAS No. 5, “Accounting for Contingencies”, increased by $4.2 million, or 63%, from $6.8 million in the three months ended September 30, 2005 to $11.0 million in the three months ended September 30, 2006.  Revenues at the remaining North American properties decreased by $2.3 million, or 18%, from $12.8 million in the three months ended September 30, 2005 to $10.5 million in the three months ended September 30, 2006, primarily due to the closure of El Encanto, and reduced real estate sales at Keswick.  Included in the 2006 revenues are $0.4 million relating to real estate sales at Keswick Hall compared with $2.5 million in the same period in 2005.

On a same store basis, RevPAR increased by 9% which was driven by approximately a 6% increase in occupancy.

Rest of the World.  Revenue increased by $4.6 million, or 21%, from $21.7 million in the three months ended September 30, 2005 to $26.3 million in the three months ended September 30, 2006.  Southern Africa revenues decreased by $0.2 million, or 2%, from $6.8 million in the three months ended September 30, 2005 to $6.6 million in the three months ended September 30, 2006.  South America revenues increased by $1.3 million, or 20%, from $6.6 million in the three months ended September 30, 2005 to $7.9 million in the three months ended September 30, 2006.  Revenues in Asia Pacific increased by $3.3 million, or 42%, from $8.3 million in the three months ended September 30, 2005 to $11.7 million in the three months ended September 30, 2006, of which an increase of $2.6 million was due to the acquisition of the Pansea Hotels group.

The RevPAR on a same store basis for the Rest of the World region increased by 10% in local currencies in the three months ended September 30, 2006 compared to the three months ended

September 30, 2005.  This RevPAR increase in local currencies translated to a 5% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.1 million, or 5%, from $2.0 million in the three months ended September 30, 2005 to $2.1 million in the three months ended September 30, 2006, due to increased revenues at Charleston Place.

Restaurants.  Revenues for the three months to September 30, 2006 were $3.5 million, up $0.1 million, or 2%, against the three months to September 30, 2005.  This was primarily due to improved revenues at the ‘21’ Club.

Trains and Cruises.  Revenue increased by $0.6 million, or 3%, from $18.1 million in the three months ended September 30, 2005 to $18.7 million in the three months ended September 30, 2006, due primarily to the performance of PeruRail and Venice Simplon-Orient-Express.

Depreciation and amortization

Depreciation and amortization increased by $0.4 million, or 5%, from $8.6 million in the three months ended September 30, 2005 to $9.0 million in the three months ended September 30, 2006.  The increase includes $0.4 million relating to the recent Pansea Hotels acquisition.

Operating expenses

Operating expenses increased by $4.5 million, or 8%, from $58.1 million in the three months ended September 30, 2005 to $62.7 million in the three months ended September 30, 2006.  The increase was lower than the proportionate revenue increases, with operating expenses being at 43% of revenue for the three months ended September 30, 2006, compared to 46% as for the three months ended September 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.7 million, or 10%, from $34.7 million in the three months ended September 30, 2005 to $38.4 million in the three months ended September 30, 2006.  The increase was in line with inflation, with selling, general and administrative expenses being 27% of revenues for the three months to 2006, a 10% increase over the three months ended September 30, 2005.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for the three months ended September 30, 2006 for OEH were 34%, up from 31% for the three months ended September 30, 2005.  The increase was due to increased margins in Europe and the Rest of the World.  Margins in Europe increased from 43% in the three months ended September 30, 2005 to 45% in the three months ended September 30, 2006.  Margins in the Rest of the World increased from 19% in the three months ended September 30, 2005 to 27% in the three months ended September 30, 2006, helped by the impact of the Pansea Hotels acquisition.

Earnings from operations before net finance costs

Earnings from operations increased by $8.6 million from earnings of $26.2 million in the three months ended September 30, 2005 to a profit of $34.8 million in the three months ended September 30, 2006, due to the factors described above.

Net finance costs

Net finance costs increased by $7.1 million, from $7.8 million for the three months ended September 30, 2005 to $14.9 million for the three months ended September 30, 2006.  The three months ended September 30, 2006 included a foreign exchange loss of $2.8 million compared to a gain of $0.1 million in the three months ended September 30, 2005.  The three months to September 30, 2006 also included a $2.5 million write-off of deferred finance costs.  Excluding this foreign exchange loss and deferred finance write-off, net finance costs increased by $1.7 million, or 22%, from $7.9 million for the three months ended September 30, 2005 to $9.6 million for the three months ended September 30, 2006, due to the impact of financing of new investments and increases in interest rates.

Provision for income taxes

The provision for income taxes increased by $0.6 million, from a provision of $3.0 million in the three months ended September 30, 2005 to a provision of $3.6 million in the three months ended September 30, 2006.  The provision includes deferred tax credits of $5.8 million that arose on the reduction of valuation allowances established in respect of tax losses in Portugal and Australia.

Earnings from unconsolidated companies

Earnings from unconsolidated companies decreased by $0.2 million, or 5%, from $4.1 million in the three months ended September 30, 2005 to $3.9 million in the three months ended September 30, 2006.  This was mainly due to an increase in taxation on the Peruvian entities.

Nine months ended September 30, 2006 compared to
Nine months ended September 30, 2005

OEH’s operating results for the nine months ended September 30, 2006 and 2005, expressed as a percentage of revenue, were as follows:

	Nine months ended September 30,
	2006	2005
	%	%
Revenue:
Hotels and restaurants	87	86
Tourist trains and cruises	13	14
	100	100
Expenses:
Depreciation and amortization	7	7
Operating	46	48
Selling, general and administrative	30	30
Gain on sale of investment	(2)	—
Net finance costs	11	5
Earnings before income taxes	8	10
Provision for income taxes	(1)	(2)
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	10	11

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2006 and 2005 are analyzed as follows (dollars in millions):

	Nine months ended September 30,
	2006	2005
Segment EBITDA:
Owned hotels:
Europe	$49.6	$44.8
North America	14.8	15.1
Rest of the world	20.3	14.2
Hotel management interests	14.3	12.5
Restaurants	2.5	2.5
Tourist trains and cruises	12.5	11.0
Central overheads	(14.9)	(13.9)
Gain on sale of investment	6.6	—
Segment EBITDA	$105.7	$86.2

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Nine months ended September 30,
	2006	2005
Net earnings	$32.5	$36.4
Add:
Depreciation and amortization	26.3	25.0
Interest expense, net	32.4	21.7
Foreign currency, net	5.5	(4.2)
Provision for income taxes	4.8	6.1
Share of provision for income taxes of unconsolidated companies	4.2	1.2
Segment EBITDA	$105.7	$86.2

Operating information for OEH’s owned hotels for the nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30
	2006	2005
Average Daily Rate (in U.S. dollars)
Europe	611	565
North America	318	330
Rest of World	269	270
Worldwide	396	392

Rooms Available (000’s)
Europe	225	230
North America	157	165
Rest of World	269	248
Worldwide	651	643

Rooms Sold (000’s)
Europe	139	140
North America	113	112
Rest of World	166	142
Worldwide	418	394

RevPAR (in U.S. dollars)
Europe	376	343
North America	228	224
Rest of World	166	155
Worldwide	254	240

			Change%
			Dollar	Local currency
Same Store RevPAR (in U.S. dollars)
Europe	414	383	8%	9%
North America	319	292	9%	9%
Rest of World	170	155	10%	14%
Worldwide	278	256	9%	11%

Overview

The net earnings for the period were $32.5 million ($0.81 per common share) on revenue of $358.7 million, compared with net earnings of $36.4 million ($0.96 per common share) on revenue of $334.5 million in the prior year for the first nine months.  This represents a decrease of 11% in net earnings in the period over the prior year period and a decrease of 16% in earnings per common share.

Revenue

Total revenue increased by $24.2 million, or 7%, from $334.5 million in the nine months ended September 30, 2005 to $358.7 million in the nine months ended September 30, 2006.  Hotels and restaurants revenue increased by $24.4 million, or 8%, from $288.9 million in the nine months ended September 30, 2005 to $313.3 million in the nine months ended September 30, 2006, and tourist trains and cruises decreased by $0.2 million, or 4%, from $45.6 million for the nine months ended September 30, 2005 to $45.4 million for the nine months ended September 30, 2006.

The increase for hotels and restaurants was mainly due to an increase at OEH’s owned hotels of $24.0 million, or 9%, from $268.1 million in the nine months ended September 30, 2005 to $292.1 million in the nine months ended September 30, 2006.  The revenue from restaurants was unchanged at $14.4 million in the nine months ended September 30, 2006.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 9% in the nine months ending September 30, 2006 compared to the nine months ending September 30, 2005.  Measured in local currencies this increase was 11%, of which 8% was due to improved occupancy and 3% to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $11.7 million, or 9%, from $134.5 million for the nine months ended September 30, 2005 to $146.1 million for the nine months ended September 30, 2006.  This increase includes the revenue from the Hotel Caruso which opened in July 2005 and produced an increase in revenue of $5.4 million, and the Grand Hotel Europe, St Petersburg, which was acquired in February 2005, producing an increase of $5.3 million.  The impact of the closure of Reids Palace Hotel in the first quarter and La Residencia accounted for a $4.1 million drop in revenue for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2006.

On a same store basis, RevPAR in local currency increased by 9% (6% in higher average daily rate).  In U.S. dollars this translated into an increase of 8%.

North America.  Revenue increased by $1.0 million, or 1%, from $66.4 million in the nine months ended September 30, 2005 to $67.4 million in the nine months ended September 30, 2006.  Included in the 2006 revenues are $4.5 million relating to real estate sales at Keswick Hall compared with $3.5 million in the same period in 2005.

On a same store basis, RevPAR increased by 9% which was driven by a 6% increase in occupancy and a 3% improvement in achieved average daily rate.

Rest of the World.  Revenue increased by $11.3 million, or 17%, from $67.2 million in the nine months ended September 30, 2005 to $78.5 million in the nine months ended September 30, 2006.

The RevPAR on a same store basis for the Rest of the World region increased by 14% in local currencies in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  This translated to a 10% increase in U.S. dollar RevPAR.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.5 million, or 8%, from $6.4 million in the nine months ended September 30, 2005 to $6.9 million in the nine months ended September 30, 2006, due to increased revenues at Charleston Place and the hotels in Peru.

Restaurants.  Revenues for the nine months to September 30, 2006 were $14.6 million, the same as for the nine months to September 30, 2005.

Trains and Cruises.  Revenue decreased by $0.2 million, or nil%, from $45.6 million in the nine months ended September 30, 2005 to $45.4 million in the nine months ended September 30, 2006, due primarily to the performance of the U.K. day trains, offset by growth in PeruRail and Venice Simplon-Orient-Express.

Depreciation and amortization

Depreciation and amortization increased by $1.3 million, or 5%, from $25.0 million in the nine months ended September 30, 2005 to $26.3 million in the nine months ended September 30, 2006, primarily due to the effect of acquisitions and capital expenditures in 2005/6.

Operating expenses

Operating expenses increased by $7.8 million, or 5%, from $157.8 million in the nine months ended September 30, 2005 to $165.6 million in the nine months ended September 30, 2006, which was above inflation but lower in respect to revenue increases.  As a percentage to revenue, operating expenses for the nine months ended September 30, 2006 46% compared to 48% for the nine months ended September 30, 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.0 million, or 6%, from $101.2 million in the nine months ended September 30, 2005 to $107.2 million in the nine months ended September 30, 2006.  As a percentage to revenue, these expenses remained at 30% for the nine months ended September 30, 2006.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue before asset sales) for the nine months ended September 30, 2006 for OEH were 28%, an increase of 2% over the nine months ended September 30, 2005.  Margins in Europe increased from 33% in the nine months ended September 30, 2005 to 34% in the nine months ended September 30, 2006.  The increase was impacted by the closure of some European hotels in the three months to March 31, 2006.  Margins in North America decreased from 23% to 22% for the nine months ended September 30, 2006.  Margins in the Rest of the World increased from 21% in the nine months ended September 30, 2005 to 26% in the nine months ended September 30, 2006.

Earnings from operations before net finance costs

Earnings from operations increased by $9.2 million, or 18%, from earnings of $50.4 million in the nine months ended September 30, 2005 to earnings of $59.6 million in the nine months ended September 30, 2006, due to the factors described above.

Net finance costs

Net finance costs increased by $20.5 million, from $17.5 million for the nine months ended September 30, 2005 to $38.0 million for the nine months ended September 30, 2006, which included a foreign exchange loss of $5.5 million compared with a foreign exchange gain of $4.2 million in the nine months ended September 30, 2006.  The nine months to September 30, 2006, also included a $3.8 million write-off of deferred finance costs. Excluding the foreign exchange amounts and the write-off of deferred finance costs, net finance costs increased by $7.0 million, or 32%, from $21.7 million for the nine months ended September 30, 2005 to $28.7 million for the nine months ended September 30, 2006, due to the impact of the financing of new investments and increases in interest rates.

Provision for income taxes

The provision for income taxes reduced by $1.3 million, from a provision of $6.1 million in the nine months ended September 30, 2005 to a provision of $4.8 million in the nine months ended September 30, 2006.  This provision is inclusive of $3.3 million of tax due in respect of the gain arising on the sale of the Harry’s Bar investment, and deferred tax credits of $8.9 million that arose on the reduction of valuation allowances established in respect of tax losses in Portugal and Australia and at Bora Bora Lagoon Resort.

Earnings from unconsolidated companies

Earnings from unconsolidated companies reduced by $0.5 million, or 5%, from $9.6 million in the nine months ended September 30, 2005 to $9.1 million in the nine months ended September 30, 2006.  This was mainly due to increased tax provision in Peruvian investments.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $105.7 million at September 30, 2006, $67.3 million more than the $38.4 million at December 31, 2005.  At September 30, 2006, the undrawn amounts available to OEH under its short-term lines of credit were $28.5 million.   In addition, at September 30, 2006, there were undrawn amounts committed under long-term facilities of $76.0 million.  OEH’s total cash and availability at September 30, 2006 was, therefore, $210.2 million including the undrawn short-term lines.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $14.3 million at September 30, 2006, an increase in the working capital of $56.6 million from a balance of $42.3 million deficit at December 31, 2005.  The overall increase in working capital was comprised of the following:

•                  an increase in current assets of $98.4 million, of which $67.3 million was an increase in cash, accounts receivable of $8.5 million, amounts due from related parties of $1.6 million, prepaid expenses of $7.1 million, inventories of $3.7 million and real estate assets of $10.2 million; and

•                  an increase in current liabilities of $41.8 million, including the current portion of long-term debt, which was due to increases in accrued liabilities of $22.2 million, deferred revenue of $10.1 million, current portion of long-term debt of $28.2 million and accounts payable of $3.5 million, offset by decreases in working capital facilities of $18.1 million, and amounts due to related parties of $4.1 million.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash flow from operating activities increased by $1.9 million from $57.6 million cash surplus for the nine months ended September 30, 2005 to $59.5 million for the nine months ended September 30, 2006.  The increase was primarily due to improvements in segment EBITDA and the favorable movements in working capital balances (accounts receivable and accounts payable).

Investing Activities.  Cash used in investing activities decreased by $82.0 million to $116.9 million for the nine months ended September 30, 2006, compared to $198.9 million for the nine months ended September 30, 2005.  Current year acquisitions of $42.9 million included the acquisition of Casa de Sierra Nevada, the remaining 25% interest in Maroma and the Pansea Hotels group.  The 2005 amount was mainly due to the acquisition of the Grand Hotel Europe in February 2005.

Capital expenditure of $83.5 million included $16.3 million for refurbishment of the Italian hotels, $6.2 million spent on Reids Palace Hotel, $9.5 million for refurbishment of the Grand Hotel Europe, $7.3 million for post-hurricane construction at Maroma, and $5.8 million spent on acquisition of wheelsets for Venice Simplon-Orient-Express.

The cash used in capital expenditures and acquisitions was offset by $9.5 million proceeds from the sale of the Harry’s Bar investment in June 2006.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2006 was $124.3 million compared to $111.4 million for the nine months ended September 30, 2005, an increase of $12.9 million.  In the nine months ended September 30, 2006, OEH had proceeds from borrowings under long-term debt of $360.2 million, compared to proceeds of $116.8 million for the nine months ended September 30, 2005.  The borrowings made for the nine months to September 30, 2006 included the new European hotels facility of $240.7 million.  2005 included $58.5 million of finance on the Grand Hotel Europe acquisition.  In the nine months ended September 30, 2006, OEH had net proceeds from the issuance of common shares of $99.4 million, which were primarily used to acquire the Pansea Hotels group, and to pay down short term debt.  In the nine months ended September 30, 2005, OEH had net proceeds from the issuance of common shares of $121.9 million.  In 2006, OEH used most of the balance of long-term debt proceeds for general corporate purposes including acquisitions and investments.

Capital Commitments.  There were $22.6 million of capital commitments outstanding as of September 30, 2006 mainly on investments in owned hotels.

Indebtedness

At September 30, 2006, OEH had $655.4 million of long-term debt secured by assets ($549.7 million net of cash), including the current portion, which is repayable over periods of 1 to 11 years with a weighted average interest rate of 5.66%.  See Note 6 to the financial statements regarding the maturity of long-term debt.

Approximately 48% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At September 30, 2006, 79% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of September 30, 2006, the Company’s significant accounting policies and estimates, which are described in Notes 1 and 15 to the financial statements in the Company’s 2005 Form 10-K annual report, have not changed from December 31, 2005.

FIN 48

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

SAB 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  This provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged.  The Company is in the process of evaluating SAB 108 impact on its financial statements.

SFAS 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Management” (“SFAS 157”).  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS 157 is effective for the Company’s fiscal year ending December 31, 2008.  The Company is in the process of evaluating SFAS 157.

SFAS 158

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No. 87,

88, 106, and 132(R)” (“SFAS 158”).  This statement requires an employer to recognize the over-funded or under-funded status of defined benefit pension plans and post-retirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements of certain additional information related to net periodic benefit cost for the next fiscal year.  SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a post-retirement plan as its assets less its accumulated post-retirement benefit obligation.  Calendar year-end companies such as OEH, are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.  The measurement date provisions are not required to be adopted until 2008.  The Company is currently assessing the impact that this statement will have on its financial statements and results of operations.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,900,000 on an annual basis based on borrowings at September 30, 2006.

The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2006 from those described in the Company’s 2005 Form 10-K annual report.

ITEM 4.                                     Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2006 and, based on that evaluation, have concluded those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 5.                                     Other Information

On November 1, 2006, the Company announced that Mr. Simon Sherwood, President of the Company, has been formally appointed by the Board of Directors as President and Chief Executive Officer.  Mr. James Sherwood continues as Chairman of the Board of the Company.  Accordingly, commencing with this report, Mr. James Sherwood will no longer sign certifications under Rule 13a-14(a) and Rule 13a-14(b).

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
Paul M. White
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: November 8,   2006

EXHIBIT INDEX

3.1           –              Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

3.2           –              Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on July 6, 2006 and incorporated herein by reference.

31            –              Rule 13a-14(a)/15d-14(a) Certifications.

32            –              Section 1350 Certification.