Form 10-K
period 2006-12-31
ORIENT EXPRESS HOTELS LTD
filed 2007-03-01
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 1-16017

ORIENT–EXPRESS HOTELS LTD.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business on page 4.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated file.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act).

Large Accelerated File ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2006 (the last business day of the registrant’s second fiscal quarter in 2006) was approximately $1,637,000,000.

As of February 20, 2007, 42,251,600 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 13(d) to the Financial Statements (Item 8).

DOCUMENTS INCORPORATED BY REFERENCE:  None

Preliminary Note: Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management’s current expectations and assumptions, are not historical facts, and are subject to various risks and uncertainties.  Actual results could differ materially from those anticipated in the statements due to a number of factors, including those described in Item 1—Business, Item 1A-Risk Factors, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management below.  Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     Business

Orient-Express Hotels Ltd. (the “Company” and, together with its subsidiaries, “OEH”) is incorporated in the Islands of Bermuda and is a “foreign private issuer” as defined in Rule 3b-4 of the U.S. Securities and Exchange Commission (“SEC”) under the U.S. Securities Exchange Act of 1934 (the “1934 Act”) and in SEC Rule 405 under the U.S. Securities Act of 1933.  As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K).  However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers.

These reports and amendments to them are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC.  The internet website address is http://www.orient-express.com.  Unless specifically noted, information on the OEH website is not incorporated by reference into this Form 10-K annual report.

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

Restatement of prior year financial statements

OEH has restated its consolidated financial statements, as more fully discussed in Note 2 to the Financial Statements (Item 8 below).  OEH restated its consolidated balance sheets, its statements of consolidated operations, its statements of consolidated shareholders’ equity and its statements of consolidated cash flows as of December 31, 2005 and for the years ended December 31, 2005 and 2004. In addition, OEH restated Selected Financial Data as of December 31, 2005, 2004, 2003 and 2002 and for the years ended December 31, 2005, 2004, 2003 and 2002 in Item 6—Selected Financial Data below and beginning shareholders’ equity for the impact of the restatement for periods prior to 2004. The impact of the restated financial results for the first, second and third quarterly periods of 2006 and the quarterly periods of 2005 are also presented in Summary of Quarterly Earnings (unaudited) in Item 8 below.  The restatement corrects for errors made in the application of U.S. generally accepted accounting principles, including deferred tax and foreign currency accounting.

Introduction

OEH is a hotel and leisure group focused on the luxury end of the leisure market.  Organized in 1995, it currently owns and/or invests in 49 properties (48 of which it manages) consisting of 39 highly individual deluxe hotels, two restaurants, six tourist trains and two river cruise businesses.  These are located in 25 countries worldwide.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the elite traveller.

The locations of OEH’s various properties are shown in the map on the preceding page, where they number 45 because the Hotel Cipriani and Palazzo Vendramin are contiguous in

Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 49.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 84% of revenue in 2006, 85% in 2005 and 84% in 2004.  Tourist trains and cruises accounted for 13% of revenue in 2006, 14% in 2005 and 15% in 2004.  Property development activities accounted for the remaining revenue in each year.  OEH’s worldwide portfolio of hotels currently consists of 3,693 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2006 achieved an average daily room rate (“ADR”) of $382 (2005—$375) and a revenue per available room (“RevPAR”) of $242 (2005—$228).  Approximately two-thirds of OEH’s customers are leisure travellers, with approximately 50% of customers in 2006 originating from North America, 33% from Europe and the remaining 17% from elsewhere in the world.

Revenue, earnings and identifiable assets of OEH in 2004, 2005 and 2006 for its business segments and geographic areas are presented in Note 18 to the Financial Statements (Item 8 below).

Owned Hotels—Europe

Italy

The Hotel Cipriani and Palazzo Vendramin—104 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island across from the Piazza San Marco which is accessed by a free private boat service.  Most of the rooms have views over the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, and a large banquet and meeting facility situated in an historic refurbished warehouse.

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

The Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno

River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool. A shuttle bus service is provided into Florence.  The property occupies ten acres.  The Villa San Michele also operates for hotel guests the five-bedroom main house of the Capannelle vineyard in the Chianti region owned by James and Simon Sherwood.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

OEH rebuilt and in June 2005 reopened the Hotel Caruso Belvedere—50 keys—in Ravello.  The hotel is located on three hill-top acres overlooking the Amalfi coast near Naples.  Once a nobleman’s palace, parts, of the buildings date back to the 11th century.  Amenities include two restaurants, an outdoor swimming pool and extensive gardens.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Portugal

Reid’s Palace—163 keys—is the most famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has four restaurants and banquet/meeting facilities.  Leisure and sports amenities include two fresh water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, access to two championship golf courses, and a spa added in 2006.  It has year-round appeal to European leisure travellers, serving both winter escapes to the sun and regular summer holidays.

The Lapa Palace—109 keys—is in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The historic part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family.  It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking.  The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools, occupying a total of three acres.  OEH owns an adjoining parcel of land suitable for building guest rooms or for-sale residential apartments.

Elsewhere in Europe

Hôtel de la Cité—61 keys—is located in the central square of the beautiful walled medieval town of Carcassonne, France near Toulouse.  Opened in 1909, the hotel incorporates one of the 50 watch towers in Carcassonne’s ancient fortifications and features two restaurants, gardens, a swimming pool and a nearby conference center, altogether occupying two acres.  One of the restaurants has been awarded one star for fine dining by the Michelin Guide.  The hotel also operates a canal barge on the Canal du Midi providing day excursions for guests.

OEH owns La Residencia—59 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean.  Mallorca is a popular European tourist destination throughout the year.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres.  The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.  OEH is currently adding keys to the hotel.

Le Manoir aux Quat’ Saisons—32 keys—is located in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens.  The property was developed by Raymond Blanc, one of Britain’s most famous chefs, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a long-term commitment to remain the chef at the hotel.

In February 2005, OEH acquired a 93.5% interest in, and full management and operational control of, the Grand Hotel Europe—301 keys—in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are six restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and several retail shops.  OEH has begun a phased refurbishment of the hotel and plans to acquire the 6.5% minority interest owned by the City of St. Petersburg.

Owned Hotels—North America

United States

The Windsor Court—322 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront.  Harrah’s operates the only land-based casino in Louisiana across the street.  Each room has panoramic views over the river or the city.  Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club.  The hotel’s interior décor features a collection of historic European art and antique furniture.  Sixty guest rooms were refurbished and upgraded in 2006, and the hotel has planning permission to build a conference center on a nearby owned lot.  The hotel was closed for three months in 2005 due to hurricane damage, and occupancy and ADR have slowly recovered with the New Orleans market.

Keswick Hall—48 keys—is located in the rolling countryside of central Virginia, near Charlottesville.  Originally a private home dating from 1912, it is popular for weekend breaks and business meetings and, with the adjacent Keswick Club, features a spa and fitness center, tennis courts, two swimming pools and an Arnold Palmer-designed championship golf course.  The total site occupies 600 acres including vacant land around the golf course being sold by OEH in parcels for private residential development.  See “Property Development” below.

The Inn at Perry Cabin—81 keys—was first built in 1812 as a country inn and is located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay.  Set on 25 waterfront acres that include an outdoor swimming pool as well as boating and fishing on the Bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C. area.  OEH has completed a major renovation and expansion of the hotel, including a new conference facility, and is building a spa. Vacant available land may be developed as residences in the future.

OEH owns El Encanto Hotel and Garden Villas—77 keys—in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens with a swimming pool and tennis court.  OEH closed this hotel in September 2006 for significant renovation and the addition of 14 keys, with an expected reopening in early 2008.

Caribbean

La Samanna—81 keys—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on ten acres of land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.

OEH owns about 48 acres of additional land adjoining La Samanna on both the French and Dutch sides of St. Martin, which it is developing as residential villas and apartments.  See “Property Development” below.

Mexico

OEH owns the Maroma Resort and Spa—65 keys—on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun.  OEH originally purchased a 75% interest in the hotel and, in February 2006, purchased the minority interest.  The resort opened in 1995 and has 25 acres of land along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive. Important Mayan archaeological sites are also nearby.  Rooms are arranged in low-rise villas and there are extensive spa facilities.  The hotel suffered hurricane damage in October 2005 and reopened in February 2006.

In addition, OEH has contracted to purchase a 28.5 acre tract adjacent to Maroma.  OEH intends to construct and sell private villas on the land.  See “Property Development” below.

In February 2006, OEH acquired a 75% interest (increased to 80% in January 2007) in Casa de Sierra Nevada—33 keys—a luxury resort in the colonial town of San Miguel de Allende.  Opened in 1952, the hotel consists of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH manages the hotel and plans to renovate the existing buildings and two restaurants, as well as to develop 20 new suites, a full service spa, and a new pool and garden area.  In addition to the nine owned buildings, the hotel leases two buildings for administrative offices, a total site of approximately two acres.  In June 2006, OEH purchased a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace—222 keys—is one of the most famous in South America and features two gourmet restaurants, spacious function and meeting rooms, a large swimming pool and fitness center, and a roof-top tennis court and pool.  The old casino rooms and 500-seat theater were refurbished in 2006 as additional function and meeting space, and OEH is currently installing a spa.

The Miraflores Park Hotel—82 keys—is located in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, the hotel has a large ballroom, rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

Southern Africa

The Mount Nelson Hotel—226 keys—in Cape Town, South Africa is a famous historic property opened in 1899 with beautiful gardens and pools.  It stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has a ballroom, two swimming pools, tennis courts, and a fitness center, all situated on ten acres of grounds and gardens.  Expansion and the addition of a spa are planned through incorporation into the hotel of adjoining owned residential properties.

The Westcliff Hotel—117 keys—is the only garden hotel in Johannesburg, South Africa, situated on six hillside acres with views over the city’s zoo and parkland.  Its resort amenities include two swimming pools, a tennis court, and a health club, and the hotel attracts business guests because of its proximity to the city center.  OEH opened this hotel in 1998.  A banquet and conference center occupies part of the adjacent expansion land.

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

Australia

The Observatory Hotel—96 keys—is in Sydney within walking distance of the central business district of the city.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, and a large parking garage on a site of about one acre.  There is also access to a nearby tennis court.

The Lilianfels Blue Mountains—85 keys—is in the Blue Mountains National Park west of Sydney.  It is named after the original estate house, dating from 1890, where the hotel’s gourmet restaurant is located.  The main hotel, built in 1992 and recently refurbished, has a second restaurant and conference facilities.  The resort’s four acres of grounds encompass indoor and outdoor swimming pools, health club and spa, tennis court and extensive gardens with views over the Blue Mountains.  There is expansion land to add keys in the future.

French Polynesia

Bora Bora Lagoon Resort and Spa—77 keys—opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site.  Guests dine in two restaurants and enjoy extensive water sports and tennis.  A recent renovation program included a new swimming pool, spa and conference facility.  On some of the resort’s available vacant land, OEH is currently planning to develop private villas for sale.

Asia

In July 2006, OEH acquired the Pansea group of six deluxe hotels in Southeast Asia described below, each built and decorated in traditional local style.  In 2004 and 2005, OEH made $8,000,000 of loans to the Pansea hotels group which were included as part of the purchase price.  During this period OEH did not manage the hotels but marketed them with other OEH properties, especially its Eastern & Oriental Express tourist train and its Road to Mandalay river cruise ship.  Also, in May 2006, OEH acquired the 50% interest in the Napasai hotel not owned by the Pansea group for $10,500,000.  The total purchase price for these six properties including Napasai was $45,400,000.

Napasai—55 keys—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam.  It originally opened in 2004 and features two restaurants, tennis courts, swimming pool, spa and water sports such as diving and snorkeling in the nearby coral reef.  The guest rooms are arranged in seaview cottages on a total site of about 40 acres on which 14 private for-sale villas have been built with vacant land available to develop and sell additional villas.  See “Property Development” below.  Most purchasers of these villas have contracted with Napasai to make the villas available to hotel guests on a revenue-sharing basis with the purchasers.

On Bali in Indonesia are two long-term leasehold properties, Jimbaran Puri Bali—41 keys—and Ubud Hanging Gardens—38 keys.  Jimbaran Puri Bali occupies four beachfront acres on the south coast of the island and was substantially renovated in 2005.  Guest rooms are situated in cottages and, in addition to ocean water sports, the hotel features two restaurants and a swimming pool.  Ubud Hanging Gardens is located on terraces on about seven steep hillside acres above the Ayung River gorge in the interior of Bali.  The hotel opened in 2005 with two restaurants, a swimming pool and spa, and offers a free shuttle bus to the nearby town of Ubud, a cultural and arts center.

La Résidence d’Angkor—55 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor, the principal tourist attraction of Siem Reap, are near the hotel which has an indoor/outdoor restaurant and swimming pool.

Built in 1920, The Governor’s Residence—48 keys—in the embassy district of Rangoon, Burma (Myanmar) was the official home of one of the Burmese state governors.  It is a teak two-storey mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.  OEH owns a 66% interest in the property and has reached agreement in principle with the other shareholders in the property to increase its interest to 100%.

In Luang Prabang, the ancient capital of Laos, OEH owns a 51% interest in La Résidence Phou Vao—34 keys.  OEH has reached agreement in principle with other shareholders in the property to increase its interest to 69%.  The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-storey buildings surrounded by gardens that include a restaurant, spa and swimming pool.

Hotel Management Interests

Through a 50%/50% joint venture with a Spanish investment company, OEH owns and manages the famous Hotel Ritz—167 keys—in central Madrid near the financial district, Spanish parliament and many of the city’s well known tourist attractions.  Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the famous Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner have embarked on an extensive capital improvement program, beginning with the public areas of the hotel.

Charleston Place—441 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with spa and swimming pool, and a shopping arcade of 25 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodelled as additional conference space and retail shops.  OEH has a 19.9% ownership interest in this hotel, manages the property under an exclusive long-term contract, and receives interest on partnership loans which it assumed at the time of its original investment and on other loans made since then.

OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following two hotels under long-term renewable leases which commenced in 1995.

The Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and upgraded by OEH since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cusco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms. The three acre site includes a vacant convent adjoining the hotel which is being redeveloped in 2007 as 55 additional keys.  Also in 2007, the Monasterio Hotel is building a small 20 key satellite hotel in Parador del Colca near Arequipa and the scenic Colca Canyon.

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

OEH has re-established the famous La Cabaña steak house in Buenos Aires dating from the 1930s.  OEH bought the contents and name of the restaurant and, after relocating to the Recoleta area of the city, reopened in 2003.  The main dining room features a traditional open fire for searing meats, and three private dining rooms have regional Argentine themes.

Until the sale to its majority partner in June 2006, OEH owned a 49% interest in Harry’s Bar, a private dining club in the Mayfair area of London.

Tourist Trains and Cruises

OEH’s principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 railway cars originally used on historic “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers.  The other is based on the Continent made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel under the English Channel by coach on the Eurotunnel shuttle train.  Occasional trips are also made from time to time to Rome, Prague, Budapest and Istanbul and other European destinations.

The British Pullman cars of Venice Simplon-Orient-Express operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

The Northern Belle tourist train offers day trips and charter service principally in the north of England.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of six dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus related service cars, and can carry up to 250 passengers.  Full course gourmet meals are served on board and passengers stay in local hotels on overnight itineraries.

OEH owns a 50% interest in the Royal Scotsman luxury tourist train with rights to acquire the other 50% at the end of 2007.  Founded in 1985, the Royal Scotsman is composed of nine Edwardian-style cars accommodating up to 36 passengers.  Each compartment in the six sleeping cars has a private bathroom.  Operating from April to November each year, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.  The other 50% owner manages the Royal Scotsman, but the train has been fully integrated into OEH’s sales and marketing network.

PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise acquired in 1999 and extendable every five years, upon the joint venture’s application, up to 30 additional years.  The joint venture pays the government a fee related to traffic levels which can be partially offset until 2009 against investment in track improvements. The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road.  A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic.  The Cusco-Machu Picchu line connects two of OEH’s Peruvian hotels allowing inclusive tours served by OEH’s Hiram Bingham luxury tourist train.  OEH also operates a deluxe daytime tourist train on the Cusco-Puno route through the High Andes mountains.

The Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok.  The journey lasts between 48 and 72 hours each way and includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand.  Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms.  The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 125 passengers.  The Eastern & Oriental Express is available for charter by private groups.  OEH manages the train exclusively and has a 25% shareholding in the owning company.

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

OEH owns a 50% interest in the business of Afloat in France operating luxury river and canal boats in Burgundy, Provence and other rural regions of France.  OEH also owns the five boats of Afloat in France, and has the right to purchase the balance of the operating business in 2009.  The boats accommodate between six and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three to six night itineraries with guests dining on board or in nearby restaurants.  Side trips are organized each day.

Property Development

OEH is pursuing opportunities to develop the real estate it owns at its hotels.  In addition to expansion through construction of guest rooms and other facilities at the hotels, certain of OEH’s properties have adjacent vacant land available for construction and sale of deluxe residential villas and apartments.

OEH is currently building at La Samanna in St. Martin the Cupecoy Yacht Club on 12 acres on the Dutch side of the island consisting of approximately 180 condominium apartments and 30,000 square feet of shop, restaurant and marina space.  The apartments range from 750 to 3,000 square feet in size.  OEH plans to build and sell the units in phases, with completion currently scheduled by 2009, and to retain management of most of the units sold.  At December 31, 2006, 60 condominiums at Cupecoy had been pre-sold.  OEH also has planning permission to build a further 60 units at Cupecoy.

On the French side of St. Martin, OEH is also developing the Villas at La Samanna.  Up to 37 private homes are planned to be built on 36 acres in phases through 2009.  A first phase of eight large homes, each about 4,000 to 4,500 square feet with a private swimming pool, is currently under construction.  One was sold in 2006.

At Keswick Hall in the rolling countryside of central Virginia, OEH will continue through 2009 to sell residential parcels of land surrounding and adjacent to its Keswick Club championship golf course.  Fourteen plots were sold in 2006 in a minimum size of two acres.  OEH is building the roads and other infrastructure for the development, while the purchasers build their own custom-designed homes subject to development guidelines.  Each sale entitles the purchaser to join the hotel’s Keswick Club.

When OEH acquired the Pansea hotels group in July 2006, a 14-private villa development was already underway on the 40 acre site of Napasai on Koh Samui in Thailand.  Four of these units were sold in the fourth quarter of 2006 and four remain for sale.  Development of a second phase of up to 40 more residential villas is planned starting in 2009.

In 2007, OEH plans to complete the purchase of about 28 acres of vacant land beside its Maroma Resort and Spa on the Riviera Maya in Mexico.  OEH management currently intends to build on most of this land up to about 20 locally-designed private residential villas, all with access to the hotel’s expanded beach.  A sample unit is planned to be constructed in 2007 with the full project beginning in 2008.

Other hotels owned by OEH with available vacant land include Bora Bora Lagoon Resort in French Polynesia, Lapa Palace in Lisbon, and Inn at Perry Cabin on the eastern shore of Maryland.  Development will include sale of completed residences and, in many cases, ongoing management as integral parts of the adjacent hotels or, at Keswick Hall, membership in the hotel’s golf club.  The villas and apartments are being marketed and sold by local on-site sales personnel of OEH and through third-party real estate agents with listings locally and abroad.

Management Strategies

As the foregoing indicates, OEH has a mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  As a result, about two-thirds of annual revenue derives from leisure customers while corporate/business travel accounts for the rest.  OEH’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experience OEH offers.

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

OEH management plans to grow the business by increasing RevPAR and earnings at its established properties and newer acquisitions, by expanding existing hotel and restaurant properties where land or space is already available, by developing vacant land as residences for sale, by increasing the utilization of its tourist trains and cruises to add trips, and by acquiring additional distinctive luxury properties throughout the world.  Factors in OEH’s evaluation of a potential acquisition include the uniqueness of the property, attractions for guests in the vicinity, acceptability of initial investment returns, upside potential through pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.  Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are low.

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

Many of OEH’s individual properties, such as the Hotel Cipriani and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travellers will choose a famous property in preference to a chain brand.  OEH links its properties together under the umbrella “Orient-Express Hotels, Trains & Cruises” name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

As indicated above under “Property Development”, OEH is expanding its property development activities.  Management anticipates future profits both from sales of land and completed units and from ongoing management of the units for the purchasers as integral parts of the adjacent hotels.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (including to customers and through the internet), cross-selling to existing customers and travel agents, and public relations.  OEH has a global sales force of about 250 persons in 50 locations.  These include regional sales and reservations offices in New York, Paris, Cologne, Milan, London, Moscow, Sao Paulo, Tokyo and Sydney, and additional reservations offices in Singapore, Cusco, Charleston, and Providence (Rhode Island).  OEH also has local sales representatives with responsibility for the hotels where they are based.  The responsibilities of OEH’s sales staff include working with the travel industry and preferred partners, contacting group and corporate account representatives, and planning marketing such as direct mailings and e-commerce.  OEH participates in a number of international programs, such as “American Express Centurian”, and organizations, such as “The Leading Hotels of the World”, to promote its properties.

Internet usage is an important direct sales and sales development tool.  Through OEH’s website (www.orient-express.com), OEH offers direct reservations services to customers in English and other languages.  OEH also provides an internet website (www.oeh.com) for preferred travel industry partners.  On-line sales have lower transaction costs by saving travel agent commissions and tour operator discounts.  The internet also enhances marketing exposure and increases distribution.

Because repeat customers appreciate the consistent quality of OEH’s hotels, trains, cruises and restaurants, an important part of management’s strategy is to promote other OEH properties through various cross-selling efforts.  These include preferred travel agent programs, direct mail to existing customers, in-house brochures and promotions, discounted special offers, and OEH’s in-house “Orient-Express Magazine”.  OEH sells luxury souvenir goods branded with the names of its travel products.

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of the OEH properties, guests are more likely to hear about OEH’s hotels and tours through word-of-mouth or published articles rather than through direct advertising.  OEH has an in-house public relations office in London and representatives in ten countries worldwide, including contracts with third-party public relations firms, to promote its properties through travel magazines, newspapers, television features and other media.  During 2006, OEH hosted about 1,600 journalists at its various properties.  As a result, over 12,000 articles and stories were published or broadcast about OEH’s properties, many in publications with large local, regional or international circulations.

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market.  Over the years, OEH’s properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler, or industry bodies such as the American Automobile Association. The awards are based on opinion polls of their readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

Competition

Some of OEH’s properties are located in areas where there are numerous competitors.  Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and name recognition.

OEH’s strategy is to acquire only hotels which have special locations and distinctive character.  Many are in areas with unique local history or high entry barriers because of zoning restrictions. OEH builds its competitive advantage further by offering high quality service and cuisine, often with a local flavor.  Typically, therefore, OEH competes by providing a special combination of location, character, cuisine, service and experiential activities rather than relying on price competition.

OEH’s luxury tourist trains have no direct competitors. Other trains exist on similar routes, but management believes

OEH’s trains and onboard service are so unique and of such superior quality that guests consider an OEH train journey more as a luxury experience and an end in itself rather than as a means of transport.

Employees

OEH currently employs about 7,100 persons, about 2,400 of whom are represented by labor unions.  Approximately 6,300 persons are employed in the hotels and restaurants, 700 are employed in the trains and cruises business, and the rest are engaged in central administration and sales.  Management believes that OEH’s ongoing labor relations are satisfactory.

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

OEH’s Relationship with Sea Containers Ltd.

Until its initial public offering in August 2000, OEH was a wholly-owned subsidiary of Sea Containers Ltd. (“SCL”), a leasing and transport company.  Since then, SCL has sold its shares in the Company in public secondary offerings registered in the United States, selling its last shares in November 2005.  Of the Company’s current directors and officers, one is a non-executive director of SCL.  See Item 10—Directors and Executive Officers of the Registrant.

At the time of the initial public offering in 2000, OEH and SCL entered into agreements providing for the separation of their businesses.  An agreement regarding services and offices provided by SCL to OEH terminated at the end of 2006, while an agreement between the companies regarding tax matters continues in effect.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

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

•                                          falling disposable income of consumers and the travelling public,

•                                          dependence on varying levels of tourism, business travel and corporate entertainment,

•                                          changes in popular travel patterns,

•                                          competition from other hotels and leisure time activities,

•                                          periodic local oversupply of guest accommodation, which may adversely affect occupancy and actual room rates achieved,

•                                          increases in operating costs due to inflation and other factors which may not be offset by increased revenues, and changes in costs of materials,

•                                          regional and local economic and political conditions affecting market demand, including recessions, civil disorder, and acts or threats of terrorism,

•                                          foreign exchange rate movements,

•                                          adverse weather conditions or destructive forces like fire or flooding, and

•                                          seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

The effect of these factors varies among the hotels and other properties because of their geographic diversity.  For example, the outbreak of SARS in Asia in 2003 caused a reduction in passenger bookings on the tourist train of OEH operating between Bangkok and Singapore and had a negative impact on travel to Australia and Tahiti.  While the disease was contained, the occurrence of this or a similar event may have a negative impact on OEH’s operations.

In particular, as a result of the terrorist attacks in the United States on September 11, 2001 and the subsequent military actions in Afghanistan and Iraq, international, regional and even domestic travel was disrupted.  Demand for most of OEH’s properties declined substantially in the latter part of 2001.  Although, the effects of the disruption have reduced in the intervening years, further acts of terrorism or a military action, or the threat of either, could again reduce leisure and business travel.

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

Some of OEH’s properties are located in areas where there are numerous competitors, particularly in city centers.  Competitive factors in the hospitality industry include

•                                          convenience of location,

•                                          the quality of the property,

•                                          room rates and menu prices,

•                                          the range and quality of food services and amenities offered,

•                                          types of cuisine, and

•                                          name recognition.

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

Management intends to increase the revenues and net income of OEH through acquisition of new properties and expansion of existing properties.  The ability to pursue new growth opportunities successfully will depend on OEH management’s ability to

•                                          identify properties suitable for acquisition and expansion,

•                                          negotiate purchases or construction on satisfactory terms,

•                                          obtain the necessary financing and permits,

•                                          build on schedule and with minimum disruption to guests, and

•                                          integrate new properties into OEH’s operations.

Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those encountered in OEH’s existing locations.  There can be no assurance that management will succeed in OEH’s growth strategy.

OEH management plans to develop new properties in the future.  New project development is subject to such adverse factors as

•                                          site deterioration after acquisition,

•                                          inclement weather,

•                                          labor or material shortages,

•                                          work stoppages,

•                                          continued availability of construction and permanent financing,

•                                          untimely opening,

•                                          high start-up costs, and

•                                          weak initial market acceptance of a new property.

For example, the opening of the Westcliff Hotel in Johannesburg occurred about six months later than originally planned, as construction took longer than expected.  This delay had a significant adverse impact on the revenues and profitability of OEH’s southern Africa operations.

OEH may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade OEH’s existing properties, are capital intensive.  Although actual amounts of capital expenditures could exceed estimates, current expansion plans call for the expenditure of up to an aggregate of $80,000,000 over the next few years to add new rooms or facilities at existing properties, and current acquisition plans contemplate expenditure of about $75,000,000 per year for new properties which would be financed mainly by a suitable level of mortgage debt.  The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions and expansions depends on prevailing market conditions and the acceptability of financing terms offered to OEH.  There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs.  Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings could involve restrictive covenants that would limit OEH’s flexibility in operating its business.

Currency fluctuations may have a material adverse effect on OEH’s financial statements and/or its operating margins.

Substantial portions of OEH’s revenues and expenses are denominated in non-U.S. currencies such as European euros, British pounds sterling, Russian rubles, South African rand, Australian dollars, Peruvian nuevos soles, Botswana pula, Brazilian reais, Mexican pesos, French Pacific francs and various Southeast Asian currencies.  In addition, OEH buys assets and incurs liabilities in these foreign currencies.  Foreign exchange rate fluctuations may have a material adverse effect on OEH’s financial statements and/or operating margins.

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

OEH operates properties in a variety of locales, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues are dependent on the revenues of individual properties, extreme weather conditions can from time to time have a major adverse impact upon individual properties or particular regions.  For example, La Samanna in St. Martin suffered substantial wind and flood damage from a hurricane in November 1999.  Although the hotel was fully insured for the repair costs, it remained closed until February 2000, so that OEH missed much of the high season that year.   Similarly, hurricanes in August and October 2005 caused damage to the Windsor Court Hotel in New Orleans and Maroma Resort and Spa on Mexico’s Yucatan Peninsula, resulting in temporary closure of the hotels for repairs.  OEH carries property and loss of earnings insurance in amounts management deems reasonably adequate, but damages may exceed the insurance limits or be outside the scope of coverage.

If the relationships between OEH and its employees were to deteriorate, OEH may be faced with labor shortages or stoppages, which would adversely affect its ability to operate its facilities.

OEH’s relations with its employees in various countries could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees’ providing high-quality personal service, and any labor shortage or stoppage caused by poor relations with employees, including labor unions, could adversely affect the ability to provide those services, which could reduce occupancy and room revenue and even tarnish OEH’s reputation.

OEH’s plans to expand existing properties, develop new ones and build residential units for sale at its properties are subject to project cost, completion and resale risks.

Successful new project development depends on timely completion within budget and satisfactory market conditions.  Risks that could affect a project include

•                                          construction delays or cost overruns that may increase project costs,

•                                          receipt of zoning, occupancy and other required governmental permits and authorizations,

•                                          development costs incurred for projects that are not pursued to completion,

•                                          natural disasters such as earthquakes, hurricanes, floods or fires that could adversely impact a project,

•                                          defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify the situation,

•                                          ability to raise capital to fund a project,

•                                          governmental restrictions on the nature or size of a project or timing of completion, or on the ownership of completed units such as by foreign nationals, and

•                                          changes in market conditions such as mortgage rates for residences or oversupply that may affect OEH’s ability to sell residential units at a profit or at price levels originally anticipated.

OEH’s owned hotels and restaurants are subject to risks generally incident to the ownership of commercial real estate and often beyond its control.

These include

•                                          fluctuating demand for real estate investment,

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

Loss or infringement of OEH’s brand names could adversely affect its business.

In the competitive hotel and leisure service industry in which OEH operates, trade names, trademarks, service marks and logos are important in the sales and marketing of those services.  OEH has a large number of trade names, trademarks, service marks and logos, and expends resources each year on surveillance, registration and protection of these brand identities.  The loss or infringement of any of OEH’s trade names, trademarks, service marks or logos could have an adverse effect on its business, results of operations and financial condition.

Risks Relating to OEH’s Financial Condition and Results of Operations

Covenants in OEH’s financing agreements could limit its discretion in operating its businesses, causing it to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH’s financing agreements with about 20 commercial bank lenders contain covenants that include limits on additional debt collateralized by mortgaged properties, limits on liens on property and limits on mergers and asset sales, and financial covenants requiring maintenance of a minimum net worth amount or a minimum interest expense coverage, or establishing a maximum debt to equity ratio or a maximum loan to collateral value ratio.  Indebtedness is also collateralized by substantially all of OEH’s properties.  Future financing agreements may contain similar, or even more restrictive, provisions and covenants.  If OEH fails to comply with the restrictions in its present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

Increases in prevailing interest rates may increase OEH’s interest payment obligations.

Approximately 77% of OEH’s consolidated long-term debt at December 31, 2006 accrued interest at rates that fluctuate with prevailing interest rates, so that any increases in prevailing interest rates may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but there can be no assurance those transactions will be successful.  At December 31, 2006, approximately $126,000,000 of long-term debt was subject to fixed interest rate swaps.

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

OEH has a significant amount of debt and may incur additional debt from time to time.  As of December 31, 2006, its consolidated long-term indebtedness was $669,697,000 (including the current portion).  This substantial indebtedness could

•                                          require OEH to dedicate much of its cash flow from operations to payments on its indebtedness, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes; for example, in 2006 OEH generated $56,631,000 in cash from operating activities after paying interest of $40,979,000 and before net loan principal borrowings of $39,602,000.

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

OEH must also repay or refinance a significant amount of indebtedness in future years.  Although OEH may seek to refinance its indebtedness, it may be unable to obtain refinancing.  Any failure of OEH to repay any indebtedness when due may result in a default under such indebtedness and cause cross-defaults under other indebtedness.

OEH is subject to accounting regulations and uses certain accounting estimates and judgments that may differ significantly from actual results.

Implementation of existing and future legislation, rulings, standards and interpretations from the U.S. Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of OEH’s financial statements and related disclosures.  Future regulatory requirements could significantly change OEH’s current accounting practices and disclosures.  These changes in the presentation of OEH’s financial statements and related disclosures could change an investor’s interpretation or perception of OEH’s financial position and results of operations.  For example, FASB accounting interpretation no. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), is effective for OEH in the first quarter of 2007.  OEH will recognize an initial FIN 48 provision at that time as an adjustment to retained earnings, which will have an adverse effect on OEH’s first quarter 2007 results. See Note 11 to the Financial Statements. OEH’s future income tax cost may include a tax benefit as the initial FIN 48 provision is released or a tax cost as new FIN 48 liabilities are recognized, in addition to the tax costs or benefits that relate to OEH’s trading activities and results.

OEH uses many methods, estimates and judgements in applying its accounting policies (see “Critical Accounting Policies” in Item 7—Management’s Discussion and Analysis of this report).  These methods, estimates and judgements are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead OEH to change its methods, estimates and judgments.  Changes in those methods, estimates and judgements could significantly affect OEH’s results of operations.

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

The price of the Class A common shares on the New York Stock Exchange constantly changes.  OEH management expects that the market price of the Class A common shares will continue to fluctuate.  Holders of Class A common shares will be subject to the risk of volatility and depressed prices.

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

•                                          the dividend policy for the Class A and B common shares,

•                                          future sales of equity or equity-linked securities, and

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

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding Class B common shares in the Company representing about 81% of the combined voting power of Class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold Class A common shares representing an additional 0.4%.  In general, holders of Class A common shares and holders of Class B common shares vote together as a single class, with holders of Class A common shares having one-tenth of one vote per share and holders of Class B common shares having one vote per share.  Therefore, as long as the number of outstanding Class B shares exceeds one-tenth the number of outstanding Class A common shares, the holders of Class B common shares could control the outcome of most matters submitted to a vote of the shareholders.

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings.  The manner in which Holdings votes its common shares will be determined by the four directors of Holdings, two of whom, John D. Campbell and James B. Sherwood, are also directors of the Company, consistently with the exercise by those directors of their fiduciary duties to Holdings.  Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

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

Also, the Company’s Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the stock ownership of a potential hostile acquirer.  Although OEH management believes these provisions provide the shareholders an opportunity to receive a higher price by requiring potential acquirers to negotiate with the Company’s Board of Directors, these provisions apply even if the offer is favored by shareholders holding a majority of the Company’s equity.

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

OEH has been advised by Bermuda counsel, Appleby Hunter Bailhache, that there is doubt as to

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

ITEM 1B.                                            Unresolved Staff Comments

None.

ITEM 2.                                                     Properties

OEH owns 35 hotels (including eight under long-term lease), three European tourist trains, a cruiseship and five small French canalboats and two restaurants, and owns interests of 50% or less in four hotels, its Scottish and Southeast Asian tourist trains and PeruRail, all as described in Item 1—Business above.  The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise business are occupied under operating leases.

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

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

The Company submitted no matter to a vote of its security holders during the fourth quarter of 2006.

PART II

ITEM 5.                                                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the Class B common shares of the Company are owned by a subsidiary of the Company and not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a Class A common share in 2006 and 2005 as reported for New York Stock Exchange composite transactions:

	2006		2005
	High	Low	High	Low

First quarter	$40.35	$30.71	$26.36	$19.60
Second quarter	43.43	35.05	32.50	25.16
Third quarter	40.97	31.30	33.40	27.28
Fourth quarter	48.05	36.71	32.71	26.15

The Company paid quarterly cash dividends at the rate of $0.025 per Class A and B common share in 2006 and 2005.

The Islands of Bermuda where the Company is incorporated have no applicable governmental laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to non-resident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

At February 20, 2007, the number of record holders of the Class A common shares of the Company was approximately 30.

During 2006, the Company issued and sold 2,500,000 Class A common shares in a public offering registered in the United States in July.  Also, during the fourth quarter of 2006, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

ITEM 6.                                                     Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

                As discussed in Note 2 to the Financial Statements (Item 8), the results for the years ended December 31, 2005, 2004, 2003 and 2002 have been restated.

	Year ended December 31,
	2006		2005	2004	2003		2002
			(restated)	(restated)	(restated)		(restated)
	(In thousands except per share amounts)
Revenue	$492,804		$433,147	$357,284	$315,863		$279,268

Gain on sale of investment/hotel asset	$6,619	**	$—	$—	$4,250	*	$—

Earnings from unconsolidated companies — net of tax	$11,970		$11,175	$9,084	$7,320		$8,471

Net earnings	$39,767		$41,539	$31,218	$24,963		$28,762

Net earnings per share
Basic	$0.98		$1.09	$0.91	$0.76		$0.93
Diluted	$0.97		$1.08	$0.91	$0.76		$0.93

Total assets	$1,751,663		$1,452,166	$1,316,058	$1,208,383		$1,037,689

Long-term obligations	$669,697		$568,307	$583,706	$554,188		$459,016

Shareholders’ equity	$806,996		$650,496	$521,280	$488,530		$404,049

Dividends per share	$0.10		$0.10	$0.10	$—		$—

*                           The gain in 2003 related to the sale of the Hotel Quinta do Lago in Portugal.

**                    The gain in 2006 related to the sale of the investment in Harry’s Bar.

See notes to consolidated financial statements (Item 8).

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

All comparisons in this Item 7 reflect restatements of OEH’s financial results for 2005 and 2004 that are more fully described in Note 2 to the consolidated financial statements in Item 8—Financial Statements below.

Overview

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises, and (3) real estate and property development.  Hotels currently consist of 39 deluxe hotels.  Thirty-five of these hotels are wholly or majority owned, and are referred to in this discussion as “owned hotels”.  The other four hotels, in which OEH has an equity interest and operates under management contracts, are referred to in this discussion as “hotel management interests”.  Of the owned hotels, 12 are located in Europe, seven in North America and 16 in the rest of the world.

In addition to the purchase in February 2006 of a 75% interest in Casa de Sierra Nevada in San Miguel de Allende, Mexico, OEH acquired in July 2006 the Pansea group of six deluxe hotels in Southeast Asia.  In 2004 and 2005, OEH made $8,000,000 of loans to the Pansea hotels group which were applied to the purchase price.  Prior to July 2006, OEH did not manage the hotels but marketed them with other OEH properties especially its Eastern & Oriental Express tourist train and its Road to Mandalay river cruise ship.  Previously, in May 2006, OEH acquired the 50% interest in the Napasai hotel in Thailand not owned by the Pansea group for $10,500,000.  The total purchase price for these seven properties including Casa de Sierra Nevada and Napasai was $54,700,000.

Also, OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabaña in Buenos Aires.  In June 2006, OEH sold its minority interest in a third restaurant.

OEH’s tourist trains and cruises segment operates six tourist trains — three of which are owned and operated by OEH, two in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment – and a river cruiseship and five canalboats.

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

Following the terrorist attacks in the United States on September 11, 2001, as well as weakening national economies in 2001, OEH experienced a significant adverse impact on its business in common with other companies in the travel and hospitality sector.  During 2002, the business showed some improving trends quarter on quarter.  In 2003, however, with the commencement of the Iraq War and the outbreak of the SARS epidemic, travel was further reduced with a consequential reduction in occupancy and OEH’s profitability.  The results for 2004 were much improved over 2003 with net earnings increasing from $20.7 million (excluding the gain on sale of a hotel) to $31.2 million, an increase of 51%.  This was principally driven by a same store RevPAR increase of 16% at OEH’s owned hotels and a much improved performance in the tourist trains and cruises segment.  This improvement continued into 2005, with same store RevPAR increases of 16%, coupled with the acquisition of the Grand Hotel Europe, driving revenue increases of 21% and net earnings growth of 33% to $41.5 million.  In 2006, OEH saw further growth of 10% in RevPAR as performance approached 2000 levels.  In 2006 average occupancy was 63% with ADR $382.

OEH has a strategy to grow its business through:

•                  RevPAR growth:  the unique nature of OEH’s individual properties and the avoidance of a chain brand have historically enabled OEH to charge premium rates for rooms;

•                  Expansion of hotels:  the returns on investment by adding new rooms to a hotel are high as the incremental operating costs are low;

•                  Acquisitions:  OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs; and

•                  Real estate:  OEH owns about 325 acres of land which it intends to develop over time for residential real estate sales.

In March 2005, by selling 5,050,000 newly-issued class A common shares at $26 each, OEH raised $121.9 million net of underwriters fees and expenses.  The proceeds of this sale were used primarily to fund the acquisition of the Grand Hotel Europe.  In July 2006, OEH raised an additional $99.2 million by selling 2,500,000 newly-issued class A common shares at $40 each.  The proceeds of the sale were used primarily to fund the acquisition of the former Pansea hotels group.

In 2006, 84% of OEH’s revenue was derived from the hotels and restaurants segment and 13% from the tourist trains and cruises segment, with the remainder from real estate and property development.  In the hotels and restaurants segment, 92% of revenue was from owned hotels, 6% from restaurants and 2% was from hotel management interests.

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

The revenue from real estate and property development is primarily derived from the sale of land and buildings.

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

Results of Operations

OEH’s operating results for years 2006, 2005 and 2004, expressed as a percentage of revenue, are as follows:

	Year ended December 31
	2006	2005	2004
		(restated)	(restated)
Revenue:
Hotels and restaurants	84%	85%	84%
Tourist trains and cruises	13	14	15
Real estate and property development	3	1	1
	100	100	100
Expenses:
Depreciation and amortization	7	8	8
Operating	47	47	49
Selling, general and administrative	30	31	32
Gain on sale of investment	(1)	—	—
Net finance costs	10	6	4
Earnings before income taxes	7	8	7
Provision for income taxes	(2)	(1)	(1)
Earnings from unconsolidated companies	3	3	3
Net earnings as a percentage of revenue	8%	10%	9%

Segment net earnings before interest expense (but after interest income from unconsolidated companies), foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on investment sale (“segment EBITDA”) for the years ended 2006, 2005 and 2004 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2006	2005	2004
Segment EBITDA:
Owned Hotels:
Europe	$52.7	$46.6	$29.9
North America	19.7	18.8	15.0
Rest of the world	33.0	23.4	18.0
Hotel management and part-ownership interests	19.9	17.5	14.9
Restaurants	6.5	5.6	3.9
Tourist trains and cruises	18.3	15.4	13.0
Real estate and property development	3.5	—	—
Central overheads	(22.1)	(19.0)	(15.7)
Total	$131.5	$108.3	$79.0

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Year ended December 31,
	2006	2005	2004
		(restated)	(restated)
Net earnings	$39.8	$41.5	$31.2
Add:
Depreciation and amortization	35.6	34.1	28.4
Interest expense, net	44.5	30.2	19.9
Foreign currency, net	4.6	(5.1)	(5.5)
Provision for income taxes	7.8	4.2	2.4
Share of provision for income taxes of unconsolidated companies	5.8	3.4	2.6
Less:
Gain on sale of investment	(6.6)	—	—
Total	$131.5	$108.3	$79.0

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

Operating information for OEH’s owned hotels for the years ended December 31, 2006 and 2005 is as follows:

	Year ended
	December 31,
	2006	2005

Average Daily Rate (in dollars)
Europe	584	526
North America	325	323
Rest of World	271	277
Worldwide	382	375

Rooms Available (in thousands)
Europe	298	301
North America	212	207
Rest of World	382	336
Worldwide	892	844

Room Nights Sold (in thousands)
Europe	175	176
North America	148	140
Rest of World	242	196
Worldwide	565	512

RevPAR (in dollars)
Europe	342	307
North America	227	219
Rest of World	172	162
Worldwide	242	228

			Change %
				Local
			Dollars	Currency
Comparable/Same Store RevPAR (in dollars)
Europe	357	327	9%	9%
North America	317	291	9%	9%
Rest of World	182	162	12%	15%
Worldwide	262	238	10%	11%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, this is the rooms’ revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions or major refurbishments.  The same store data excludes the following operations: Hotel Caruso, El Encanto Hotel and Garden Villas, Grand Hotel Europe, Casa de Sierra Nevada and the six Asian hotels.  It also excludes La Residencia, Maroma Resort and Spa and Windsor Court Hotel for the periods in which they were closed.

Year Ended December 31, 2006
compared to Year Ended December 31, 2005

Revenue

Total revenue increased by $59.7 million, or 13.8%, from $433.1 million in 2005 to $492.8 million in 2006.  Hotels and restaurants revenue increased by $45.8 million, or 12.5%, from $367.2 million in 2005 to $413.0 million in 2006, and the revenue from tourist trains and cruises increased by $2.4 million, or 3.9%, from $61.2 million in 2005 to $63.6 million in 2006.  Real estate and property development contributed $16.1 million of revenue in 2006, up significantly from $4.7 million in 2005, with revenues from Keswick Hall representing $8.4 million.

The increase in hotels and restaurants revenue consisted of the following:

•                  $44.9 million attributable to owned hotels, or 13%, from $336.4 million in 2005 to $381.3 million in 2006,

•                  an increase in revenue from hotel management interests of $0.5 million, or 5.7%, from $8.7 million in 2005 to $9.2 million in 2006, mainly due to improved results of Charleston Place and the Peruvian hotel investments,

•                  an increase in restaurants revenue of $0.2 million, or 14%, from $22.2 million in 2005 to $22.5 million in 2006, mainly due to improved revenue at the ‘21’ Club of $1.1 million and La Cabana of $0.4 million, offset by the impact of the sale of Harry’s Bar.

The increase in owned hotels revenue of $44.9 million is analyzed by region as follows:

Europe.  Revenue increased by $19.2 million from $161.2 million in 2005 to $180.4 million in 2006.  $6.2 million of this growth was attributable to the Grand Hotel Europe with $6.0 million of growth due to the performance of the Hotel Caruso. All other properties showed revenue growth with the exception of Reids Palace Hotel, which was closed in the first quarter.

On a same store basis in euros, RevPAR increased by 9% in 2006 over 2005 and when translated to U.S. dollars also increased by 9%.  Overall, revenue in Italy was $12.5 million ahead of revenue in 2005, an increase of 20%.

North America.  Revenue increased by $5.8 million, or 7%, from $79.7 million in 2005 to $85.5 million in 2006.  The increase was underpinned by $6.1 million of revenue at Maroma Resort and Spa, along with revenue growth at La Samanna, Keswick Hall and The Inn at Perry Cabin.

On a same store basis, RevPAR in 2006 increased by 9% over 2005.

Rest of the World.  Revenue increased by $19.9 million, or 21%, from $95.5 million in 2005 to $115.4 million in 2006.  Revenue at all properties showed good growth in 2006.  Southern African revenue increased by 11% to $35.0 million, South American revenue increased by 21% to $40.1 million, and Australasian revenue increased by 8% to $33.4 million.  Revenue from the former Pansea group, acquired in July 2006, contributed a further $6.9 million.

RevPAR increased by 15% in local currencies but increased by 12% in U.S. dollars.

Depreciation and Amortization

Depreciation and amortization increased by $1.6 million, or 5%, from $34.1 million in 2005 to $35.7 million in 2006.  The increase was due primarily to the impact of the new acquisitions in Mexico and Asia, plus the impact of the opening of the Hotel Caruso.

Operating Expenses

Operating expenses increased by $27.5 million, or 13%, from $205.3 million in 2005 to $232.8 million in 2006.  This was primarily due to the improved revenues and volumes in OEH’s businesses in the year.  As a percentage of revenue, operating expenses remained flat at 47% in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $12.1 million, or 9%, from $134.1 million in 2005 to $146.2 million in 2006.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for 2006 were 27%, up from 25% for 2005.  The increase was due to increased margins in the Rest of the World.  Margins in the Rest of the World

increased from 25% in 2005 to 29% in 2006, helped by the impact of the Asian hotels acquisition.

Earnings from Operations before Net Finance Costs

Earnings from operations increased by $18.4 million, or 31%, from $59.7 million in 2005 to $78.1 million in 2006, due to the factors referred to in the proceeding paragraphs.

Net Finance Costs

Net finance costs increased by $24.0 million, or 96%, from $25.1 million in 2005 to $49.1 million in 2006.  This includes foreign currency transaction losses of $4.6 million in 2006 (2005-$5.1 million gain) linked primarily to South African debt on financing transactions.  The increase is attributable to the impact of the financing of the Grand Hotel Europe, the Hotel Caruso and funding of capital expenditure in 2006.  There were also increases in both U.S. and U.K. interest rates in 2006, along with $5.6 million of deferred finance write-offs in connection with refinancing costs.

Provision for Income Taxes

The provision for income taxes increased by $3.6 million, or 86%, from $4.2 million in 2005 to $7.8 million in 2006.  The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.  The increase was due to increased profitability of these subsidiaries and the tax associated with the gain arising on the sale of Harry’s Bar.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $0.8 million, or 7%, from $11.2 million to $12.0 million, mainly due to increased earnings from Peruvian joint ventures.

Year Ended December 31, 2005
compared to Year Ended December 31, 2004

Revenue

Total revenue increased by $75.8 million, or 21.2%, from $357.3 million in 2004 to $433.1 million in 2005.  Hotels and restaurants revenue increased by $72.7 million, or 24.7%, from $294.5 million in 2004 to $367.2 million in 2005, and the revenue from tourist trains and cruises increased by $2.6 million, or 4.5%, from $58.6 million in 2004 to $61.2 million in 2005.

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

Net Finance Costs

Net finance costs increased by $10.7 million, or 74%, from $14.4 million in 2004 to $25.1 million in 2005.  The increase was primarily due to increased interest rates.

Provision for Income Taxes

The provision for income taxes increased by $1.8 million, or 75%, from $2.4 million in 2004 to $4.2 million in 2005.  The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.  The increase of $1.8 million was due to increased profitability of these subsidiaries and the impact of the Grand Hotel Europe.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $2.0 million, or 22%, from $9.1 million to $11.2 million, mainly due to increased earnings from Peruvian joint ventures.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $79.3 million at December 31, 2006, $40.9 million more than the $38.4 million at December 31, 2005.  At December 31, 2006, there were undrawn amounts available to OEH under committed short-term lines of credit of $22.2 million ($7.1 million at December 31, 2005) and undrawn amounts available to OEH under secured revolving credit facilities of $94.1 million, bringing total cash availability at December 31, 2006 to $195.6 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $16.0 million, a working capital increase of $58.3 million from a deficit balance of $42.3 million at December 31, 2005.  Changes in the following balances made the most contribution to the increase in the working capital:

•                  Cash and cash equivalents have increased by $40.9 million due to various activities described under “Cash Flow”  below.

•                  Real estate assets have increased by $23.7 million due to continuing construction activities in St. Martin, acquisition of properties for sale within the Asian hotels group, and land development activities in Keswick Hall.

•                  Accounts receivable, net of allowances, have increased by $15.2 million due to the growth in operating activities with creditworthy tour operators and other customers.  This also includes insurance receivables.

•                  Current portion of long-term debt has increased by $11.2 million in connection with the refinancing transactions completed during the year.

•                  Accrued liabilities increased by $12.4 million due to increase in the operating activities and liabilities acquired with new properties.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, management believes working capital is not the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash provided by operating activities increased by $12.6 million to $49.4 million for the year ended December 31, 2006, from cash provided by operating activities of $36.8 million for the year ended December 31, 2005.  The increase was mainly attributable to the favorable movements in the working capital balances.  The net increase in working capital balances during 2006 was lower than the increase in working capital during 2005 by $13.9 million.

Investing Activities.  Cash used in investing activities was $146.1 million for the year ended December 31, 2006, compared to $218.4 million for the year ended December 31, 2005, a decrease of $72.3 million.  Capital expenditure of $111.8 million included $21.8 million for refurbishment of the Italian hotels, $9.4 million spent on Reids Palace Hotel, $24.0 million for post-hurricane construction at Maroma and Windsor Court Hotel, $8.3 million spent on acquisition of wheelsets for Venice Simplon-Orient-Express, and $6.5 million spent on refurbishment of El Encanto.

Current year acquisitions of $47.4 million included the acquisition of the former Pansea group of six hotels, Casa de Sierra Nevada, and the remaining 25% interest in Maroma.  The

2005 amount was mainly due to the acquisition of the Grand Hotel Europe.

The cash used in capital expenditures and acquisitions was offset by $13.0 million from disposals, including $9.5 million proceeds from the sale of the Harry’s Bar investment in June 2006.

Financing Activities.  Cash provided from financing activities for the year ended December 31, 2006 was $135.7 million as compared to cash provided from financing activities of $135.6 million for the year ended December 31, 2005, an increase of $0.1 million.

In the year ended December 31, 2006, OEH had proceeds from borrowings under long-term debt of $423.0 million, compared to proceeds of $143.0 million for the year ended December 31, 2005.  The borrowings made for the year to December 31, 2006 included the new European hotels facility of $240.7 million, new ‘21’ Club facility of $20.5 million, new trains facility of $36.6 million, new La Residencia facility of $23.0 million and the new La Samanna facility of $20.0 million.  The borrowings made for the year ended December 31, 2005 included $58.5 million of finance on the Grand Hotel Europe acquisition.

In the year ended December 31, 2006, OEH had net proceeds from the issuance of common shares of $99.2 million, which were primarily used to acquire the former Pansea group of hotels, and to pay down short-term debt.  In the year ended December 31, 2005, OEH had net proceeds from the issuance of common shares of $121.9 million.  In 2006, OEH used most of the balance of long-term debt proceeds for general corporate purposes including acquisitions and investments.

Capital Commitments

There were $21.8 million of capital commitments outstanding as of December 31, 2006 mainly on investments in owned hotels.

Indebtedness

At December 31, 2006, OEH had $669.7 million of consolidated long-term debt, including the current portion, collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 11 years with a weighted average interest rate of 5.80%.  These financing agreements contain covenants that include limits on the property owning company’s ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum debt to equity ratio.  Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio.  OEH is in full compliance with these covenants, and management believes they will not substantially limit OEH’s ability to finance future acquisitions or capital expenditure plans.  See Note 7 to the Financial Statements regarding the maturity of long-term debt.

Approximately 49% of the outstanding principal was drawn in euros at December 31, 2006, and the balance primarily drawn in U.S. dollars.  At December 31, 2006, 77% of borrowings of OEH were in floating interest rates.

Liquidity

Management plans to invest over the next few years in the expansion of existing hotel properties consistent with its growth strategy, subject to market conditions.  In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt collateralized on the properties, and the balance through available cash resources.

Management expects to have available cash from operations and appropriate debt and other sources of financing sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for 2007 and later years.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations, excluding accounts payable and accrued liabilities, in 2007 and later years as of December 31, 2006 (dollars in thousands).

	Year ended December 31,
	2007	2008- 2009	2010- 2011	There- After	Total
Working capital facilities	$46,590	$—	$—	$—	$46,590
Debt	81,519	100,058	430,084	41,352	653,013
Capital leases	1,878	3,592	5,247	5,969	16,686
Operating leases	908	2,217	741	1,644	5,510
Capital commitments	21,839	—	—	—	21,839
	$152,734	$105,867	$436,072	$48,965	$743,688

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2006 other than those involving its equity investees reported in Notes 1(g), 3(b), 8(a) and 18 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 1(t), 15 and 16.

All deposits received for residential purchases at La Samanna are held in escrow, and as at December 31, 2006, this amounted to $4.1 million.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually for impairment.  The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  As of December 31, 2006 and 2005, OEH determined the carrying values of all its reporting units were less than their estimated fair values, indicating that there was no impairment of the recorded goodwill.  To determine fair value, OEH relied on common industry valuation models, including multiples of earnings.

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

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates.  On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 7.5% long-term return on plan assets in 2006 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has evaluated input from OEH’s actuaries and financial advisers, including their review of anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan is in the U.K.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2007 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for Russia, French West Indies, Mexico, Brazil and Peru where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing, that is long-term investment in nature, is accounted for similarly.  Foreign currency transaction gains and losses are recognized in earnings as they occur.

Tax assets

OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH’s estimates of income that would likely be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

Recent Accounting Pronouncements

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The evaluation of a tax position under FIN 48 is a two-step process.  The first step is recognition, under which tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information.  The second step is measurement, under which tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50% likely of being recognized upon ultimate settlement.

FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007.   See Note 11 to the Financial Statements.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  This provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. SAB 108 was adopted with effect from December 31, 2006.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS 157 is effective for the Company’s fiscal year ending December 31, 2008.  The Company is in the process of evaluating SFAS 157.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This statement requires an employer to recognize the over-funded or under-funded status of defined benefit pension plans and post-retirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements of certain additional information related to net periodic benefit cost for the next fiscal year.  SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a post-retirement plan as its assets less its accumulated post-retirement benefit obligation.  Calendar year-end companies such as OEH, are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.  The measurement date provisions are not required to be adopted until 2008.  The Company adopted the recognition and disclosure provisions of SFAS No. 158 with effect from December 31, 2006.  See Note 10 to the Financial Statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS 159 is not expected to have any impact on OEH’s consolidated financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,600,000 based on borrowings outstanding at December 31, 2006.

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

Nine of OEH’s owned hotels in 2006 operated with currencies linked to the euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Botswanan pula, one in Peruvian nuevo soles, one in Thai bahts, one in Lao kips, and two in Indonesian rupees.  The Venice Simplon-Orient-Express, British Pullman and Northern Belle tourist trains operate primarily in British pounds sterling and currencies linked to the euro.  OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements.  In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States.  When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa.  Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH’s revenues and costs translated into U.S. dollars can, from period to period, be materially affected.

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2006, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would be approximately $3,000,000 on OEH’s net earnings.

ITEM 8.                  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the accompanying 2004 and 2005 financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

London, England.
March 1, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

We have audited management’s assessment, in the accompanying Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures of this Form 10-K Annual Report, that Orient-Express Hotels Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Item 9A, management excluded from its assessment the internal control over financial reporting at Pansea Hotels group, which was acquired on July 21, 2006 and whose financial statements constitute 4.6% of net and total assets, respectively, 1.3% of revenues, and 4.7% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2006.  Accordingly, our audit did not include the internal control over financial reporting at the Pansea Hotels group.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the restatement discussed in Note 2.

/s/ Deloitte & Touche LLP
London, England
March 1, 2007

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2006	2005 (restated)
	(Dollars in thousands)

Assets
Cash and cash equivalents	$79,318	$38,397
Accounts receivable, net of allowances of $1,299 and $980	74,327	59,061
Due from related parties	19,939	17,549
Prepaid expenses and other	9,485	13,061
Inventories	35,789	29,636
Real estate assets	35,821	12,149
Total current assets	254,679	169,853

Property, plant and equipment, net of accumulated depreciation of $211,136 and $184,479	1,183,400	1,017,175
Investments	130,124	129,681
Goodwill	121,651	94,390
Other intangible assets	20,149	7,100
Other assets	41,660	33,967
	$1,751,663	$1,452,166
Liabilities and Shareholders’ Equity
Working capital facilities	$46,590	$47,108
Accounts payable	26,227	22,680
Due to related parties	1,249	7,374
Accrued liabilities	55,916	43,545
Deferred revenue	25,501	19,339
Current portion of long-term debt and capital leases	83,397	72,151
Total current liabilities	238,880	212,197

Long-term debt and obligations under capital leases	586,300	496,156
Liability for pension benefit	8,677	—
Other liabilities	2,330	—
Deferred income taxes	106,598	89,164
	942,785	797,517
Minority interest	1,882	4,153

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued – 42,196,350 (2005 - 39,399,750)	422	393
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued – 18,044,478 (2005 – 18,044,478)	181	181
Additional paid-in capital	509,762	404,923
Retained earnings	301,785	266,093
Accumulated other comprehensive loss	(4,973)	(20,913)
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	806,996	650,496
Commitments and contingencies	—	—
	$1,751,663	$1,452,166

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations

Year ended December 31,	2006	2005 (restated)	2004 (restated)
	(Dollars in thousands, except per share amounts)

Revenue	$492,804	$433,147	$357,284

Expenses:
Depreciation and amortization	35,676	34,087	28,349
Operating	232,841	205,291	175,547
Selling, general and administrative	146,198	134,108	114,474
Total expenses	414,715	373,486	318,370

Earnings from operations before net finance costs and gain on sale of investment	78,089	59,661	38,914

Gain on sale of investment	6,619	—	—

Interest expense, net	(44,510)	(30,153)	(19,948)
Foreign currency, net	(4,610)	5,065	5,515
Net finance costs	(49,120)	(25,088)	(14,433)

Earnings before income taxes and earnings from unconsolidated subsidiaries	35,588	34,573	24,481

Provision for income taxes	7,791	4,209	2,347

Earnings before earnings from unconsolidated companies	27,797	30,364	22,134

Earnings from unconsolidated companies net of tax	11,970	11,175	9,084

Net earnings	$39,767	$41,539	$31,218

Earnings per share:
Basic	$0.98	$1.09	$0.91
Diluted	$0.97	$1.08	$0.91

Dividends per share	$0.10	$0.10	$0.10

op

See notes to consolidated financial statements

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	Year Ended December 31,
	2006	2005 (restated)	2004 (restated)
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$39,767	$41,539	$31,218

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,676	31,085	26,073
Amortization and write-off of finance costs	5,579	3,002	2,276
Undistributed earnings of unconsolidated companies	(7,011)	(2,830)	(3,588)
(Gain)/loss from sale of investments and fixed assets	(7,920)	268	(1,286)
Stock-based compensation	1,179	1,249	1,391
Other non-cash items	1,875	(1,146)	(1,515)
Change in deferred tax	(2,187)	(5,584)	(1,249)
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Increase in accounts receivable, prepaid expenses and other	(10,835)	(29,039)	(9,220)
Increase in inventories	(4,075)	(2,605)	(1,208)
Increase in real estate assets held for sale	(12,821)	(7,330)	—
Increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	10,211	7,562	9,673
Dividends received from unconsolidated companies	—	624	—
Total adjustments	9,671	(4,744)	21,347
Net cash provided by operating activities	49,438	36,795	52,565

Cash flows from investing activities:
Capital expenditures	(111,794)	(114,898)	(65,104)
Acquisitions and investments, net of cash acquired	(47,350)	(103,453)	(38,479)
Proceeds from sale of investments and fixed assets	12,999	—	3,003

Net cash used in investing activities	(146,145)	(218,351)	(100,580)

Cash flows from financing activities:
Net proceeds from/(repayments of) working capital facilities and redrawable loans	(3,558)	(87,596)	21,336
Issuance of common shares (net)	99,220	121,889	—
Stock options exercised	4,469	1,623	—
Proceeds from long-term debt	423,003	143,040	88,226
Principal payments under long-term debt	(383,401)	(39,552)	(55,053)
Payment of common share dividends	(4,075)	(3,807)	(3,425)
Net cash provided by financing activities	135,658	135,597	51,084

Effect of exchange rate changes on cash	1,970	(1,254)	1,194
Net increase/(decrease) in cash and cash equivalents	40,921	(47,213)	4,263
Cash and cash equivalents at beginning of year	38,397	85,610	81,347
Cash and cash equivalents at end of year	$79,318	$38,397	$85,610

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Shareholders’ Equity

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held By A Subsidiary	Total Comprehensive Income
Balance, January 1, 2004 (as reported)	$—	$318	$205	$278,821	$252,484	$(19,203)	$(181)
Impact of restatement	—	—	—	—	(51,916)	28,002	—
Balance, January 1, 2004 (restated)	—	318	205	278,821	200,568	8,799	(181)
Stock based compensation	—	—	—	1,391	—	—	—
Dividends on common shares	—	—	—	—	(3,425)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	31,218	—	—	$31,218
Other comprehensive income	—	—	—	—	—	3,566	—	3,566
								$34,784
Balance, December 31, 2004 (restated)	—	318	205	280,212	228,361	12,365	(181)

Issuance of class A common shares in public offering, net of issuance costs	—	50	—	121,839	—	—	—
Stock based compensation	—	—	—	1,249	—	—	—
Stock options exercised	—	1	—	1,623	—	—	—
Conversion of class B to class A shares	—	24	(24)	—	—	—	—
Dividends on common shares	—	—	—	—	(3,807)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	41,539	—	—	$41,539
Other comprehensive loss	—	—	—	—	—	(33,278)	—	(33,278)
								$8,261
Balance, December 31, 2005 (restated)	—	393	181	404,923	266,093	(20,913)	(181)

Issuance of class A common shares in public offering, net of issuance costs	—	25	—	99,195	—	—	—
Stock based compensation	—	—	—	1,179	—	—	—
Stock options exercised	—	3	—	4,466	—	—	—
Dividends on common shares	—	—	—	—	(4,075)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	39,767	—	—	$39,767
Other comprehensive income	—	—	—	—	—	15,940	—	15,940
								$55,707
Balance, December 31, 2006	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)

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

At December 31, 2006, OEH owned or invested in 39 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, two restaurants in New York and Buenos Aires, six tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma and five canalboats in France.

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

Certain items in 2005 and 2004 have been reclassified to conform to the current year’s presentation.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN” or “EITF” means an accounting interpretation of the FASB.  “SAB” means Staff Accounting Bulletin of the Securities and Exchange Commission.

(c)                                Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for Russia, French West Indies, Mexico, Brazil and Peru where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing, that is long-term investment in nature, is accounted for similarly.  Foreign currency transaction gains and losses are recognized in earnings as they occur.

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

(e)                                Stock-based compensation

OEH had previously accounted for stock-based compensation under the guidelines of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”.

With effect from January 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment”, and chose the modified prospective application as its transition method.  Prior to January 1, 2005, the Company disclosed the pro-forma impact to net income had all previously issued stock-based compensation been expensed under the provisions of SFAS No. 123.  Upon adoption of SFAS No. 123R, all previously issued stock-based compensation vesting during the 12 months ended December 31, 2005 and those issued during the current year have been reflected in OEH’s net earnings.  This resulted in an expense in the 12 months ended December 31, 2006 of $1,179,000 (2005—$1,249,000).  See Note 14.

OEH had previously accounted for its stock-based compensation plans under APB Opinion No. 25.  Had compensation cost for the Company’s stock option plans been determined based on fair values as of the dates of grant, OEH’s net earnings and earnings per share would have been reported as follows (dollars in thousands, except per share amounts):

December 31, 2004 (restated)

Net earnings:
As reported on common shares	$31,218
Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,514
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(897)
Pro forma	$31,835
Basic and diluted earnings per share:
As reported	$0.91
Pro forma	$0.93

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

Revenue from real estate activities represents the proceeds from sales of undeveloped lands and developed properties that OEH is holding for sale.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66, “Accounting for Sales of Real Estate”, have been met.  No revenue has been recognized for other real estate properties under development because the criteria for revenue recognition set by SFAS No. 66 have not been met.

(g)                               Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $10,700,000 in 2006 (2005—$9,752,000, 2004—$8,165,000).

(h)                               Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects, see Note 1(o)) and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $34,662,000 in 2006 (2005—$32,405,000; 2004—$26,780,000).

(i)                                  Interest expense, net

OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $1,735,000 in 2006 (2005—$448,000, 2004—$1,708,000).

(j)                                   Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction losses of $4,610,000 in 2006 (2005 — a gain of $5,065,000; 2004 – a gain of $5,515,000).

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

(l)                                  Earnings per share

Basic earnings per share exclude dilution and are computed by dividing net earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period.  The number of shares used in computing basic earnings per share was 40,692,000 for the year ended December 31, 2006 (2005—38,214,000; 2004—34,250,000).  The number of shares used in computing diluted earnings per share was 40,960,000 for the year ended December 31, 2006 (2005—38,534,000; 2004—34,367,000). There were no anti-dilutive securities for any of the years.

The following table is a reconciliation of the net earnings and per share amounts used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share amounts):

	Net Earnings (restated)	Number of Shares	Per Share Amount (restated)
Year ended December 31, 2006:
Basic earnings per share	$39,767	40,692	$0.98
Effect of dilutive stock options	—	268	(0.01)
Diluted earnings per share	$39,767	40,960	$0.97

Year ended December 31, 2005:
Basic earnings per share	$41,539	38,214	$1.09
Effect of dilutive stock options	—	320	$(0.01)
Diluted earnings per share	$41,539	38,534	$1.08

Year ended December 31, 2004:
Basic earnings per share	$31,218	34,250	$0.91
Effect of dilutive stock options	—	117	—
Diluted earnings per share	$31,218	34,367	$0.91

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

(o)                               Real estate assets

Real estate assets consist primarily of inventory costs of real estate property developments.  Expenditures directly related to non-hotel real estate developments, such as real estate taxes and capital improvements, are capitalized.  Inventory costs of real estate development include construction costs and ancillary costs, which are expensed as real estate is sold.  OEH also capitalizes direct costs attributable to the sales and marketing of the properties until revenue recognition commences.  If a sales contract is cancelled, unrecoverable direct selling costs are expensed upon cancellation.  Land property development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method.

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

(r)                                 Goodwill and other intangible assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  At December 31, 2006, there was no impairment.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with SFAS No. 142.

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

(u)                               Variable interest entities

Management’s evaluation of OEH’s joint venture agreements and management contracts has identified one joint venture investment, a cruise business called Afloat in France (see Note 3(b)), in which OEH has variable interests due to the terms of the investment in the entity’s activities and the structure of the financial support provided to the entity.  The terms of the joint venture agreement do not expose OEH to the majority of expected cash flow variability and, therefore, this entity is not consolidated.  OEH’s maximum exposure to loss is an investment balance in Afloat in France which was $610,000 at December 31, 2006.

(v)                                Recent accounting pronouncements

FIN 48

See Note 11 regarding FIN 48 of the FASB, “Accounting for Uncertainty in Income Taxes”.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  This provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 is effective for the Company’s fiscal year ending December 31, 2006, with early application encouraged. The adoption of  SAB 108 did not have a material impact on OEH’s results of operations or financial position.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS 157 is effective for the Company’s fiscal year ending December 31, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS 157.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”).  This statement requires an employer to recognize the over-funded or under-funded status of defined benefit pension plans and post-retirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements of certain additional information related to net periodic benefit cost for the next fiscal year.  SFAS 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a post-retirement plan as its assets less its accumulated post-retirement benefit obligation.  Calendar year-end companies such as OEH, are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006.  The measurement date provisions are not required to be adopted until 2008.  The Company adopted the recognition and disclosure provisions of SFAS No. 158 with effect from December 31, 2006. See Note 10.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS 159 is not expected to have any impact on OEH’s consolidated financial statements.

(w)                             Other significant events

Due to hurricanes Katrina and Rita, the Windsor Court Hotel in New Orleans suffered damage and remained closed throughout the period from August 29 to October 31, 2005.  The Maroma Resort and Spa in Mexico also suffered damage as a result of hurricanes Emily and Wilma and remained closed throughout the period from July 18, 2005 (when the hotel closed for refurbishment) through to February 20, 2006.  OEH’s insurance covers property damage and loss of earnings under business interruption for up to 12 months after the event.  Earnings from operations include within revenue an insurance recovery of $2,319,000 (2005-$4,900,000) for business interruption for the Windsor Court Hotel.  Earnings from operations include within revenue an insurance recovery of $4,906,000 (2005-$2,500,000) for business interruption for the Maroma Resort and Spa.  The property damage claims submitted as at December 31, 2006 amounted to approximately $8,000,000 for the Windsor Court Hotel and approximately $6,000,000 for the Maroma Resort and Spa.  The excess of the property damage claims submitted over the losses recorded represents a contingent gain and will only be recognized in the financial statements when realized.

2.             Restatement

In adopting SAB 108 effective for the Company’s fiscal year ended December 31, 2006, OEH management undertook to re-evaluate certain misstatements identified in prior years’ financial statements and as part of the financial closing process management identified additional errors in the historical financial statements as described below. Consequently management has restated the consolidated financial statements presented as of December 31, 2005 and for the years ended December 31, 2005 and 2004.  See beginning shareholders’ equity for the impact of the restatement for periods prior to 2004. The impact of the restated financial results for the first, second and third quarterly periods of 2006 and the quarterly periods of 2005 are also presented in the summary of quarterly earnings (unaudited) below.

The nature and impact of these adjustments are described below. The impact of these adjustments is shown in the following tables.

Deferred tax on fair value adjustments on prior acquisitions and other temporary differences

OEH did not record certain deferred tax liabilities, arising principally on the fair value adjustments made on the acquisition of subsidiaries between 1976 and 2002 as well as on other temporary differences in respect of land and buildings. As a result of this error, retained earnings were overstated by $23,914,000 (cumulatively) at December 31, 2003 (in respect of amortization of the related goodwill arising on the restatement of the deferred taxes in the period up to the introduction of SFAS No 142 “Goodwill and Other Intangible Assets” in 2001, offset by the release from the deferred tax provision as the properties were depreciated), and net income was understated by $204,000 in 2004 and understated by $806,000 in 2005. As a result of the correction of these errors, OEH recorded a $38,623,000 increase in goodwill not previously recognized as of December 31, 2005 with a corresponding increase of $61,527,000 in the deferred tax liability and a decrease of $22,904,000 in retained earnings to correct these misstatements.

Foreign currency transactions accounting

OEH did not properly apply the provisions of SFAS No. 52, “Foreign Currency Translation”, regarding accounting for foreign exchange transaction prior to January 1, 2005. The effect of certain foreign currency transactions was recorded in other comprehensive income instead of in the statement of consoldiated earnings. OEH recorded a $25,210,000 increase in the accumulated other comprehensive income balance as of January 1, 2005 with a corresponding decrease in retained earnings to correct this misstatement. The impact of the misstatement on net earnings for the year ended December 31, 2004 was an understatement of income by $2,792,000.

The following tables present the impact of the restatement adjustments on OEH’s statements of consolidated operations for the years ended December 31, 2005 and 2004 (dollars in thousands):

	For the year ended December 31, 2005
	As previously reported	Deferred tax matters	Foreign currency matters	Restated
Revenue	$433,147	$—	$—	$433,147

Expenses:
Depreciation and amortization	34,087	—	—	34,087
Operating	205,291	—	—	205,291
Selling, general and administrative	134,108	—	—	134,108
Total expenses	373,486	—	—	373,486

Earnings from operations before net finance costs	59,661	—	—	59,661

Interest expense, net	(30,153)	—	—	(30,153)
Foreign currency, net	5,065	—	—	5,065
Net finance costs	(25,088)	—	—	(25,088)
			—
Earnings before income taxes and earnings from unconsolidated companies	34,573	—	—	34,573

Provision for income taxes	5,015	(806)	—	4,209

Earnings before earnings from unconsolidated companies	29,558	806	—	30,364

Earnings from unconsolidated companies, net of tax	11,175	—	—	11,175

Net earnings	$40,733	$806	$—	$41,539

Earnings per share:
Basic	$1.07	$0.02	$—	$1.09
Diluted	$1.06	$0.02	$—	$1.08

	For the year ended December 31, 2004
	As previously reported	Deferred tax matters	Foreign currency matters	Restated
Revenue	$357,284	$—	$—	$357,284

Expenses:
Depreciation and amortization	28,349	—	—	28,349
Operating	175,547	—	—	175,547
Selling, general and administrative	114,474	—	—	114,474
Total expenses	318,370	—		318,370

Earnings from operations before net finance costs	38,914	—	—	38,914
			—
Interest expense, net	(19,948)	—	—	(19,948)
Foreign currency, net	2,723	—	2,792	5,515
Net finance costs	(17,225)	—	2,792	(14,433)

Earnings before income taxes and earnings from unconsolidated companies	21,689	—	2,792	24,481

Provision for income taxes	2,551	(204)	—	2,347

Earnings before earnings from unconsolidated companies	19,138	204	2,792	22,134

Earnings from unconsolidated companies, net of tax	9,084	—	—	9,084

Net earnings	$28,222	$204	$2,792	$31,218

Earnings per share:
Basic	$0.82	$0.01	$0.08	$0.91
Diluted	$0.82	$0.01	$0.08	$0.91

Adjustments identified relating to fiscal years prior to 2004 are reflected in the beginning balance of retained earnings in the accompanying statements of consolidated shareholders’ equity. The cumulative impact of these adjustments reduced this balance by $51,916,000 and primarily represents adjustments relating to the deferred tax on prior year acquisitions and foreign currency accounting matters.

The following table represents the impact of the restatement adjustments on OEH’s consolidated balance sheet as of December 31, 2005 (dollars in thousands):

	December 31, 2005
	As previously reported	Effect of Restatement	Restated
Assets
Cash and cash equivalents	$38,397	$—	$38,397
Accounts receivable, net of allowance of $980	59,061	—	59,061
Due from related parties	17,549	—	17,549
Prepaid expenses and other	13,061	—	13,061
Inventories	29,636	—	29,636
Real estate assets	12,149	—	12,149
Total current assets	169,853	—	169,853

Property, plant and equipment, net of accumulated depreciation of $184,479	1,017,175	—	1,017,175
Investments	129,681	—	129,681
Goodwill	55,767	38,623	94,390
Other intangible assets	7,100	—	7,100
Other assets	35,986	(2,019)	33,967
	$1,415,562	$36,604	$1,452,166
Liabilities and Shareholders’ Equity
Working capital facilities	$47,108	$—	$47,108
Accounts payable	22,680	—	22,680
Due to related parties	7,374	—	7,374
Accrued liabilities	43,545	—	43,545
Deferred revenue	19,339	—	19,339
Current portion of long-term debt and capital leases	72,151	—	72,151
Total current liabilities	212,197	—	212,197

Long-term debt and obligations under capital leases	496,156	—	496,156
Deferred income taxes	29,656	59,508	89,164
	738,009	59,508	797,517
Minority interest	4,153	—	4,153

Shareholders’ equity:
Class A common shares	393	—	393
Class B common shares	181	—	181
Additional paid-in capital	404,923	—	404,923
Retained earnings	314,207	(48,114)	266,093
Accumulated other comprehensive loss	(46,123)	25,210	(20,913)
Less: shares owned by subsidiary	(181)	—	(181)
Total shareholders’ equity	673,400	(22,904)	650,496
Commitments and contingencies	—	—	—
	$1,415,562	$36,604	$1,452,166

The restatement adjustments discussed above for the years ended December 31, 2005 and 2004 did not impact the major subtotals of OEH’s statements of consolidated cash flows.

The following table presents the impact of the restatement adjustments discussed above on OEH’s consolidated comprehensive income for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	As previously reported	Restated	As previously reported	Restated
Net income	$40,733	$41,539	$28,222	$31,218
Currency translation adjustments	(33,419)	(33,419)	5,046	2,254
Change in fair value of derivatives	141	141	(301)	(301)
Additional minimum pension liability, net of tax	—	—	1,613	1,613
Total comprehensive income	$7,455	$8,261	$34,580	$34,784

The notes to the financial statements also reflect the impact of the restatement adjustments discussed above.

3.                                      Significant acquisitions, dispositions and investments

(a)                               Acquisitions

2006 Acquisitions:

Pansea Hotels Group

In February 2004, OEH entered into an agreement with the Pansea Hotels group, the owner of interests in six deluxe hotels in Southeast Asia, including 50% of the Napasai Hotel in Koh Samui, Thailand.  Under this agreement, OEH was to provide a maximum of $8,000,000 in loans to the hotel holding company which would be convertible after three years into approximately 25% of the holding company’s shares.  OEH was not managing the hotels but was marketing them along with its other properties.

OEH decided to accelerate the acquisition of the Pansea Hotels group in June 2006 by acquiring the 50% of the Napasai hotel—owning company shares not owned by Pansea for $10,500,000 cash consideration.  The rest of the Pansea Hotels group was acquired in July 2006 for a total cash consideration of $33,562,000 (including the original $8,000,000 loan, accrued interest, other prior payments and acquisition costs) and assumption of sundry debts owed by the Pansea Hotels group to third parties of $15,524,000.

This strategic acquisition enabled OEH to expand its position in the Southeast Asian market, which contributed to the purchase price and resulted in goodwill.

The acquisition of the Pansea Hotels group has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  OEH allocated the purchase price for the acquisition based on fair value of assets acquired and liabilities assumed, which is defined as the amount at which an asset or liability could be exchanged in a current transaction  between knowledgeable, unrelated willing parties when neither party is acting under compulsion.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

December 31, 2006

Current assets	$10,447
Property, plant and equipment	33,665
Goodwill and other intangible assets	27,105
Total assets acquired	71,217

Current liabilities	(7,230)
Liabilities to minority shareholders	(7,818)
Third party debt	(6,115)
Deferred income taxes	(5,992)
Total liabilities assumed	(27,155)
Net assets acquired	$44,062

Loan advanced in 2004 and other prior payments	$9,950
Paid in June 2006 for 50% of Napasai	10,500
Paid in July 2006 for the rest of Pansea	23,612
Total cash consideration	$44,062

The net assets of Pansea Hotels group have been fair valued based on the estimated market values of the freehold and leasehold properties.  After fair valuing all other assets and liabilities, goodwill of $13,815,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.  Included in the goodwill is a debit balance of $2,316,000 for minority interest relating to losses carried forward as at the date of acquisition.  In the future periods, minority interest share of profits will be credited against goodwill to the extent of the previously recorded minority interest losses.

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

Year ended December 31,	2006	2005
	(Proforma)

Revenue	$498,808	$441,958
Net earnings	$37,564	$41,943
Earnings per share:
Basic	$0.93	$1.10
Diluted	$0.92	$1.09

In December 2006, OEH acquired an additional 34% interest in the former Pansea hotel in Cambodia for a cash consideration of $1,290,050 increasing its share in the hotel equity from 65% to 99%. The purchase price was partly allocated to fixed assets ($918,000), resulting in a deferred tax liability of $184,000. Goodwill of $318,000 has been recognized on this acquisition, of which $nil will be deductible for tax purposes.

Casa de Sierra Nevada

In February 2006, OEH acquired a 75% interest in Casa de Sierra Nevada, a 33-room deluxe hotel in San Miguel de Allende, Mexico.   The total purchase price, including acquisition costs, was $8,800,000 paid in cash.  The acquisition included adjacent buildings and land.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

December 31, 2006

Property, plant and equipment	$8,600
Goodwill and other intangible assets	3,770
Total assets acquired	12,370

Current liabilities	(200)
Other long-term liabilities (deferred consideration)	(2,850)
Deferred income taxes	(520)
Total liabilities assumed	(3,570)
Net assets acquired	$8,800

The net assets of Casa de Sierra Nevada have been fair valued based on the estimated market value of the buildings.  After fair valuing all other assets and liabilities, goodwill of $3,510,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.

The acquisition of Casa de Sierra Nevada has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the consolidated financial statements of OEH from February 8, 2006.

In December 2006, OEH acquired a further 5% interest in the hotel for a cash consideration of $520,000.  In accordance with the shareholders’ agreement, OEH will purchase a further 5% in January 2009 for a cash consideration equal to a proportion of ten times the previous 12 months net operating income of the hotel, less its outstanding debt, and the remaining 15% in January 2010 for a cash consideration calculated on the same basis.  Guidance in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-4, “Majority owner’s accounting for a transaction in the shares of a consolidated subsidiary and a derivative indexed to the minority interest in that subsidiary”, has been applied to account for the forward contracts for acquisition of the remaining 20%.  The liability has been recorded at the fair value of the deferred consideration and the minority interest has been reduced accordingly.

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

Year ended December 31,	2006	2005
	(Proforma)

Revenue	$493,027	$435,521
Net earnings	$39,867	$41,553
Earnings per share:
Basic	$0.98	$1.09
Diluted	$0.98	$1.08

Maroma Resort and Spa

Effective January 1, 2006, OEH purchased the remaining 25% interest in Maroma Resort and Spa for a cash consideration of $5,400,000 bringing its interest to 100%.  A deferred tax liability of $1,853,000 has been recorded on the acquisition.  Goodwill of $4,728,000 has been recognized on this acquisition.

2005 Acquisition:

In February 2005, OEH purchased 100% of the issued equity of LLC Europe Hotel which owns a 93.5% interest in the property operating as the Grand Hotel Europe, St Petersburg, Russia.  The remaining interest in the property is owned by the City of St. Petersburg.  In addition, OEH acquired full management and operational control of the hotel and acquired 100% of a Cyprus company which has agreements with the hotel to provide various management services.

This strategic acquisition enabled OEH to start expansion of its position in the Russian market, which contributed to the purchase price and resulted in goodwill.  The total purchase price, including acquisition costs, was $95,150,000 paid in cash of which $57,500,000 was financed by a syndicate of banks led by the International Finance Corporation.

The acquisition of the Grand Hotel Europe has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  OEH allocated the purchase price for the acquisition based on fair value of assets acquired and liabilities assumed, which is defined as the amount at which an asset or liability could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

December 31, 2006
(restated)
Current assets	$2,740
Property, plant and fixtures and fittings	80,500
Trade name	7,100
Goodwill	27,928
Total assets acquired	118,268

Current liabilities and lease obligations	7,842
Deferred income taxes	15,276
Total liabilities assumed	23,118
Net assets acquired	$95,150

Goodwill of $27,928,000 has been recorded of which $nil will be deductible for tax purposes.

The acquired intangible assets included the trade name which was fair valued at $7,100,000, and has been assigned an indefinite useful life.

The results of the operation have been included in the consolidated financial statements of OEH from February 8, 2005.

2004 Acquisition:

Effective November 1, 2004, OEH acquired El Encanto Hotel and Garden Villas in Santa Barbara, California for $26,000,000 paid in cash.  Part of the purchase price was financed with a bank loan.  The entire purchase price was allocated to tangible fixed assets, primarily land, based on their fair value.

(b)  Investments

In June 2006, OEH sold its 49% interest in Harry’s Bar in London, England, for a cash consideration of $9,499,000.  The sale of the investment resulted in a gain of $6,619,000 upon which a tax charge of $3,325,000 was recorded.

In April 2005, OEH acquired 50% of the equity in the Great Scottish and Western Railway Co. Ltd., which currently operates the Royal Scotsman luxury tourist train on a seasonal service largely within Scotland.  The initial investment was $2,700,000 of which $1,300,000 was paid in cash and the balance represents 50% of the long-term debt within the company in which OEH has invested.  OEH has an option to acquire the remaining 50% of the equity in December 2007 at an enterprise valuation based upon a multiple of the average EBITDA for the previous 36 months, as defined in the purchase agreement.  This investment has been accounted for under the equity method of accounting.

In May 2004, OEH acquired a 50% interest in a luxury French canal and river cruise business called Afloat in France.  The investment in Afloat in France is accounted for under the equity method of accounting.  Also as part of this transaction OEH acquired the five canalboats operated in the business.  The total investment in these transactions was $3,000,000 paid in cash.

Investments represent equity interests of 50% or less and in which OEH exerts significant influence.  OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

OEH’s investments in and loans and advances to unconsolidated companies amounted to $130,124,000 at December 31, 2006 (2005—$129,681,000).  OEH’s earnings from unconsolidated companies were $11,970,000 in 2006 (2005—$11,175,000; 2004-$9,084,000).  See Note 19.

Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2006	2005
Current assets	$50,782	$46,529
Property, plant and equipment, net	347,772	325,769
Other assets	46,022	41,362
Total assets	$444,576	$413,660

Current liabilities	$59,621	$53,102
Long-term debt	227,477	204,405
Other liabilities	86,637	88,965
Total shareholders’ equity	70,841	67,188
Total liabilities and shareholders’ equity	$444,576	$413,660

	Year ended December 31,
	2006	2005	2004
Revenue	$173,858	$159,705	$135,250
Earnings from operations before net finance costs	$34,509	$25,630	$19,874
Net Earnings/(loss)	$2,127	$(2,382)	$(1,778)

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

4.             Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2006	2005
Land and buildings	$998,227	$860,711
Machinery and equipment	191,050	170,676
Fixtures, fittings and office equipment	186,075	151,754
River cruiseship and canalboats	19,184	18,513
	1,394,536	1,201,654
Less: accumulated depreciation	(211,136)	(184,479)
	$1,183,400	$1,017,175

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2006	2005
Freehold and leased land and buildings	$16,006	$14,803
Machinery and equipment	2,205	2,067
Fixtures, fittings and office equipment	1,678	1,817
	19,889	18,687
Less: accumulated depreciation	(2,241)	(1,892)
	$17,648	$16,795

5.             Goodwill

OEH’s goodwill consists of $1,383,000 related to the trains and cruises business segment and $120,268,000 related to the hotels and restaurants business segment, of which $27,928,000 relates to the acquisition of the Grand Hotel Europe, $3,510,000 relates to the estimated purchase price allocation of Casa de Sierra Nevada, $6,318,000 relates to goodwill arising on the acquisition of Maroma, and $14,973,000 relates to the estimated purchase price allocation of the Pansea hotels group.

6.             Other intangible assets

Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000, the estimated purchase price allocation of $260,000 for the Casa de Sierra Nevada tradename, and favorable lease intangible assets acquired as part of the acquisition of the Pansea hotels group of $12,789,000. Amortization expense relating to Pansea favorable lease was $160,000 for 2006 (2005-$nil).

7.             Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (dollars in thousands):

	December 31,
	2006	2005
Unsecured working capital facilities, with a weighted average interest rate of 5.55% and 5.92%, respectively	$46,590	$47,108

OEH had approximately $64,000,000 of working capital lines of credit at December 31, 2006 (2005-$54,000,000) issued by various financial institutions and having various expiration dates, of which $22,208,000 was undrawn (2005-$7,100,000).

8.             Long-term debt and obligations under capital leases

(a)          Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2006	2005
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.80% and 5.51%, respectively, primarily based on LIBOR	$649,513	$546,593
Loan secured by river cruiseship payable over 3 years, with a weighted interest rate of 6.54% and 5.65%, respectively, based on LIBOR	3,500	4,500
Obligations under capital lease (see Note 8(b))	16,684	17,214
	669,697	568,307
Less: current portion	83,397	72,151
	$586,300	$496,156

The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants.  At December 31, 2006, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $241,000,000 loan facility referred to below.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

In July 2006, OEH borrowed $241,000,000 (€190,000,000) under a bank-syndicated loan facility totalling $317,000,000 (€250,000,000) secured by four of OEH’s Italian hotels, its two Portuguese hotels, and its properties in the U.K. and France.  The initial drawdown was used to refinance an existing $254,000,000 (€201,000,000) loan facility.  On repayment of this existing loan facility, outstanding deferred finance costs amounting to $1,400,000 were written off and a repayment fee of $1,100,000 was incurred.

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2006 (dollars in thousands):

Year ending December 31,

2007	$81,519
2008	74,677
2009	25,381
2010	44,730
2011	385,354
2012 and thereafter	41,352
$653,013

The Company has guaranteed $552,000,000 of the long-term debt of its subsidiary companies as at December 31, 2006.

The Company has guaranteed, through 2011, $9,893,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment and, through 2007, $4,413,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions.  OEH has guaranteed, through 2007, $3,000,000 of the debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.  The Company has guaranteed, through 2007, a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment.  All of these guarantees were in place before December 31, 2003.

(b)          Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2006 (dollars in thousands):

Year ending December 31,

2007	$2,402
2008	2,663
2009	2,375
2010	2,379
2011	3,796
2012 and thereafter	15,737
Minimum lease payments	29,352
Less: amount of interest contained in above payments	12,668
Present value of minimum lease payments	16,684
Less: current portion	1,878
$14,806

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

9.             Other liabilities

Other liabilities consist of $2,330,000 of deferred consideration arising on the Casa de Sierra Nevada acquisition (see note 3(a)).

10.          Pension plans

From January 1, 2003, a number of non-U.S. OEH employees participated in a defined benefit pension plan in the U.K. called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year are as follows:

	Year ended December 31,
	2006	2005	2004

Discount rate	5.10%	5.00%	5.40%
Assumed rates of compensation increases	—	3.25%	3.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.00%

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end are as follows:

	December 31,
	2006	2005
Discount rate	5.10%	4.75%
Assumed rate of compensation increases	—	3.25%

The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

In determining the expected long-term rate of return on plan assets, management has evaluated information from OEH’s actuaries and financial advisors, including their review of anticipated future long-term performance of individual asset classes and the asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.

The weighted-average asset allocation of OEH’s defined benefit pension plan as of December 31, 2006 and 2005 by asset category as a percentage of plan assets is as follows:

	Year ended December 31,
Asset Category	2006	2005

Equity securities	99%	80%
Fixed income investments	—	20%
Other	1%	—
Total	100%	100%

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$17,597	$13,953
Service cost	459	885
Interest cost	877	699
Plan participants’ contributions	128	297
Net transfer in	851	1,001
Actuarial loss	1,435	2,817
Benefits paid	(270)	(258)
Curtailment gain	(1,139)	—
Foreign currency translation	2,439	(1,797)
Benefit obligation at end of year	22,377	17,597

Change in plan assets:
Fair value of plan assets at beginning of year	9,806	7,540
Actual return on plan assets	1,334	1,673
Employer contributions	813	1,063
Plan participants’ contributions	128	297
Net transfer in	378	480
Benefits paid	(270)	(258)
Foreign currency translation	1,511	(989)
Fair value of plan assets at end of year	13,700	9,806

Funded status	(8,677)	(7,791)
Unrecognized net actuarial loss	12,101	10,832
Net amount recognized in retained earnings	$3,424	$3,041

At December 31, 2006, OEH adopted SFAS No. 158 “Employer’s Accounting for Defined Benefit Pensions and Other Post-retirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  The implementation of SFAS No. 158 did not have a material impact on OEH’s financial statements.

The following table details certain information with respect to OEH’s defined benefit pension plan (dollars in thousands):

	Year ended December 31,
	2006	2005
Projected benefit obligation	$22,377	$17,597
Accumulated benefit obligation	$22,377	$9,589
Fair value of plan assets	$13,700	$9,806

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2006	2005	2004

Service cost	$459	$885	$780
Interest cost on projected benefit obligation	877	699	448
Expected return on assets	(824)	(546)	(362)
Net amortization and deferrals	484	417	5
Net periodic benefit cost	$996	$1,455	$871

Additional information about OEH’s pension plan is as follows (dollars in thousands):

	Year ended December 31,
	2006	2005

Increase in minimum pension liability (net of tax in other comprehensive income	$8,518	—

OEH expects to contribute $940,000 to its defined benefit pension plan in 2007.  The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,

2007	76
2008	78
2009	92
2010	110
2011	174
Next five years	$2,030

OEH has another defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  Total number of active members is five, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at January 1, 2003 showed a net pension plan surplus of approximately $459,000 based on fair value of plan assets of $1,457,000 and projected benefit obligation of $998,000.  Management does not expect significant movements in the balances since the last valuation due to the small size of the plan.  The surplus has not been recognized in the financial statements as it is deemed not recoverable.

Certain employees of OEH are members of the British Rail pension plan, which is a governmental multi-employer defined benefit pension plan.  Total OEH contributions into the plan for 2006 and 2005 were $92,000 and $184,000, respectively.

Certain employees of OEH were members of defined contribution pension plans.  Total contributions into the plans were as follows (dollars in thousands):

	Year ended December 31
	2006	2005

Employer’s contributions	$1,460	$1,100

11.          Income taxes

The Company is incorporated in Bermuda which does not impose an income tax.  OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2006
	Current	Deferred	Total
Bermuda	$—	$—	$—
United States	4,016	2,608	6,624
Rest of the world	7,662	(6,495)	1,167
	$11,678	$(3,887)	$7,791

	Year ended December 31, 2005 (restated)
	Current	Deferred	Total
Bermuda	$—	$—	$—
United States	824	(1,509)	(685)
Rest of the world	8,969	(4,075)	4,894
	$9,793	$(5,584)	$4,209

	Year ended December 31, 2004 (restated)
	Current	Deferred	Total
Bermuda	$—	$—	$—
United States	310	502	812
Rest of the world	4,278	(2,743)	1,535
	$4,588	$(2,241)	$2,347

The 2006 cost included a current tax cost of $2,213,000 arising on the sale of Harry’s Bar, with no equivalent cost in either 2005 or 2004.

Earnings from unconsolidated companies are reported net of tax.  The tax provision applicable to these unconsolidated companies in the year ended December 31, 2006 was $5,741,000 (2005-$3,333,000; 2004-$2,669,000).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2006	2005
		(restated)
Gross deferred tax assets (primarily operating loss carryforwards)	$69,299	$60,469
Less: valuation allowance	(13,065)	(22,487)
Net deferred tax assets	56,234	37,982
Deferred tax liabilities	(139,592)	(114,826)
Net deferred tax liabilities	$(83,358)	$(76,844)

The deferred tax assets consist primarily of tax loss carryforwards.  The gross amount of tax loss carryforwards is $199,856,000.  Of this amount, $69,865,000 will expire in the five years ending December 31, 2011 and a further $11,496,000 will expire in the five years ending December 31, 2016.  The remaining losses of $118,495,000 will expire after December 31, 2016 or have no expiry date.  A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.  The 2006 income taxes provision includes deferred tax benefits totalling $8,829,000 that arose on the reduction of valuation allowances established in respect of tax losses in Bora Bora, Portugal and Australia, after OEH concluded that it was more likely than not that these tax losses would be utilized in the future.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

Deferred income taxes have not been provided in respect of the tax costs that would arise on the distribution of the retained earnings of OEH’s foreign subsidiaries.  These earnings have been indefinitely reinvested and there are no plans to distribute these retained earnings in the future.

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is effective for the Company in the first quarter of the year beginning January 1, 2007.  OEH is continuing to evaluate the impact that the adoption of this interpretation will have on it’s financial position and results of operations, although it estimates the initial FIN 48 provision that will be recognized at January 1, 2007 as an adjustment to retained earnings brought forward will be in the range of $27,000,000 to $30,000,000.

12.          Supplemental cash flow information

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash paid for:
Interest	$40,979	$29,461	$21,436
Income taxes	$14,719	$10,124	$4,071

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2006, 2005 and 2004 (see Note 2(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2006	2005 (restated)	2004

Fair value of assets acquired	$89,551	$118,618	$30,146
Cash paid	(50,122)	(95,150)	(29,670)
Loan advanced in 2004 and other prior payments	(9,950)	—	—
Liabilities assumed	$29,479	$23,468	$476

13.     Shareholders’ equity

(a)     Public offering

In March 2005, the Company issued and sold through underwriters 5,050,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $121,889,000.

In July 2006, the Company issued and sold through underwriters 2,500,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $99,220,000.

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

(c)      Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company and (ii) the commencement or announcement of a tender offer or exchange offer by a person for shares carrying 30% or more of the total voting rights that may be cast at any general meeting of the Company.  At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $142 (the “Purchase Price”) for each one one-hundredth of such junior preferred share, subject to adjustment in certain events.  From and after the date on which any person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price.  If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price.  Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 20% beneficial ownership as described above, but less than 50% beneficial ownership.  The rights will expire on June 1, 2010 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of shares carrying 20% or more of the total voting rights which may be cast at any general meeting of the Company.

(d)     Acquired shares

Included in shareholders’ equity is a reduction for 18,044,478 class B common shares of the Company that a subsidiary of the Company acquired in 2002.  Under applicable Bermuda law, these shares are outstanding and may be voted although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(e)      Preferred shares

The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement.  See Note 13(c).

14.     Employee stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 500,000, respectively, class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2006, 357,150 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 36 persons, and 274,450 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 83 persons.  The total compensation cost related to unexercised options at December 31, 2006 to be recognized over the period January 1, 2007 to December 31, 2009, is $2,395,000.  The fair value of grants issued in the year to December 31, 2006 were $2,211,000 (2005 - $899,000; 2004 - $1,005,000).  Transactions under the plans have been as follows:

	Year ended December 31, 2006
	Shares	Option Price

Outstanding at beginning of period	787,750	$13.00-$28.50
Granted	142,750	$34.88-$42.87
Forfeited	(2,300)	$14.70-$36.50
Exercised	(296,600)	$13.06-$28.50
Outstanding at end of period	631,600	$13.00-$36.50
Exercisable at end of period	275,650	$13.00-$19.00

	Year ended December 31, 2005
	Shares	Option Price

Outstanding at beginning of period	824,000	$13.00-$19.00
Granted	82,000	$21.40-$28.50
Forfeited	(18,500)	$13.06-$28.50
Exercised	(99,750)	$13.06-$19.00
Outstanding at end of period	787,750	$13.00-$28.50
Exercisable at end of period	472,250	$13.00-$19.00

	Year ended December 31, 2004
	Shares	Option Price

Outstanding at beginning of period	676,000	$13.00-$19.00
Granted	150,000	$14.70
Forfeited	(2,000)	$13.40
Exercised	—
Outstanding at end of period	824,000	$13.00-$19.00
Exercisable at end of period	271,500	$19.00

The options outstanding at December 31, 2006, were as follows:

	Number of Shares		Weighted Average of
Exercise Prices	Outstanding at 12/31/2006	Exercisable at 12/31/2006	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options

$13.00	10,000	10,000	5.8	$13.00	$13.00
$13.06	74,250	74,250	5.8	$13.06	$13.06
$13.40	60,400	60,400	6.4	$13.40	$13.40
$14.70	139,000	—	7.6	$14.70	—
$17.09	3,000	3,000	6.8	$17.09	$17.09
$19.00	116,500	116,500	4.2	$19.00	$19.00
$19.00	11,500	11,500	3.6	$19.00	$19.00
$21.40	2,000	—	8.1	$21.40	—
$28.40	33,000	—	8.7	$28.40	—
$28.50	40,000	—	8.5	$28.50	—
$34.88	20,700	—	9.2	$34.88	—
$34.90	26,500	—	9.6	$34.90	—
$36.45	11,000	—	9.7	$36.45	—
$36.50	54,950	—	9.5	$36.50	—
$39.25	3,000	—	9.8	$39.25	—
$42.87	25,800	—	9.9	$42.87	—
	631,600	275,650

	As of and for year ended December 31,
	2006	2005	2004
Weighted average fair value	$15.36	$11.98	$6.70

Estimates of fair values of stock options on the grant dates using the Black-Scholes option pricing model are based on the following assumptions:

	As of and for year ended December 31,
	2006	2005	2004

Expected share price volatility	40.45%	41.71%	46.33%
Risk-free interest rate	4.95%	4.24%	4.01%
Expected annual dividends per share	$0.10	$0.10	$0.10
Expected life of stock options	5 years	5 years	5 years

15.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $21,839,000 at December 31, 2006 (2005-$24,341,000).

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,

2007	$908
2008	660
2009	557
2010	543
2011	198
2012 and thereafter	144
$3,010

Rental expense for the year ended December 31, 2006 amounted to $2,077,000 (2005-$1,911,000; 2004-$1,716,000).

Under the agreement to acquire the Royal Scotsman (see Note 3(b)), OEH has an option exercisable in December 2007 to acquire the remaining 50% of the outstanding shares at a multiple of EBITDA less existing debt (as defined in the agreement).  In the event that OEH does not exercise this option, the existing shareholders have the option to sell the related shares to OEH for £1,400,000 ($2,400,000) and £2,100,000 ($3,600,000), respectively.  At December 31, 2006, the fair value of this contract was approximately zero.

Pursuant to the terms of its investment in the Afloat in France business (see Note 3(b)), OEH purchased an option to acquire the remaining shares in the business, which is exercisable effective on May 9, 2009.  Prior to that date, the other shareholders have the right to sell their shares in the business to OEH.  Both options have the same exercise prices, which are determined at a multiple of EBITDA less existing debt (as defined in the agreement) during the exercise periods.  The exercise price of each option approximates the fair value of the shares at December 31, 2006.

16.          Derivative financial instruments

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000

($95,000,000) and €24,700,000 ($31,000,000) that limit the exposure to a fixed rate level.  Although these interest rate swaps economically hedge the interest rate risk, these instruments have not been designated as hedging instruments in 2006.

At December 31, 2006 and 2005, the fair values of the outstanding interest rate swaps were accounted for as other non-current assets at $687,000 and $nil, respectively.

17.          Other comprehensive income/(loss)

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	Year ended December 31,
	2006	2005 (restated)

Foreign currency translation adjustments	$3,545	$(20,845)
Derivative financial instruments	—	(68)
Additional minimum pension liability, net of tax	(8,518)	—
	$(4,973)	$(20,913)

The components of comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2006	2005 (restated)	2004 (restated)

Net earnings on common shares	$39,767	$41,539	$31,218
Foreign currency translation adjustments	24,390	(33,419)	2,254
Change in fair value of derivatives	68	141	(301)
Additional minimum pension liability, net of tax	(8,518)	—	1,613
Comprehensive income	$55,707	$8,261	$34,784

18.                               Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  OEH’s operations are as three segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, and are grouped into various geographical regions.  Real estate and property development has been disclosed as a new segment in 2006 and disclosures for the comparative prior periods have been changed to conform to the new segment presentation.  Hotels at December 31, 2006 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, restaurants are located in New York and Buenos Aires, tourist trains operate in Europe, Southeast Asia and Peru, a river cruiseship operates in Burma and five canalboats in France, and real estate developments are located in the U.S., Caribbean, Mexico, Europe, Southeast Asia and South Pacific.  Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on asset sales (“segment EBITDA”).  Segment information is presented in accordance with the accounting policies described in Note 1.

Financial information regarding these business segments is as follows (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Revenue:
Hotels and restaurants
Owned hotels – Europe	$180,365	$161,188	$116,074
– North America	85,492	79,706	71,205
– Rest of World	115,419	95,516	79,576
Hotel management/part ownership interests	9,212	8,663	7,344
Restaurants	22,544	22,162	20,339
	413,032	367,235	294,538
Tourist trains and cruises	63,628	61,207	58,575
Real estate	16,144	4,705	4,171
	$492,804	$433,147	$357,284

Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$14,243	$13,471	$9,954
– North America	7,503	7,248	6,536
– Rest of World	9,406	8,675	7,755
Restaurants	936	851	757
	32,088	30,245	25,002
Tourist trains and cruises	3,588	3,842	3,347
	$35,676	$34,087	$28,349

Segment EBITDA:
Owned hotels – Europe	$52,708	$46,560	$29,868
– North America	19,652	15,686	14,315
– Rest of World	33,033	23,381	18,051
Hotel management/part ownership interests	19,932	17,485	14,885
Restaurants	6,530	5,625	3,911
Tourist trains and cruises	18,316	15,396	13,057
Real estate	3,514	3,078	636
Central overheads	(22,209)	(18,955)	(15,707)
	$131,476	$108,256	$79,016

		Year ended December 31,
		2006	2005	2004
	Segment EBITDA/net earnings reconciliation:		(restated)	(restated)
	Segment EBITDA	$131,476	$108,256	$79,016
	Gain on sale of investment	6,619	—	—
	Less
	Depreciation and amortization	35,676	34,087	28,349
	Interest expense, net	44,510	30,153	19,948
	Foreign currency, net	4,610	(5,065)	(5,515)
	Provision for income taxes	7,791	4,209	2,347
	Share of provision for income taxes of unconsolidated companies	5,741	3,333	2,669
	Net earnings	$39,767	$41,539	$31,218

	Earnings from unconsolidated companies:
	Hotels and restaurants
	Hotel management/part ownership interests	$7,875	$7,169	$6,437
	Restaurants	277	360	223
		8,152	7,529	6,660
	Tourist trains and cruises	3,818	3,646	2,424
		$11,970	$11,175	$9,084

	Capital expenditure:
	Hotels and restaurants
Owned hotels	– Europe	$48,308	$60,359	$32,643
	– North America	36,345	16,324	14,177
	– Rest of World	15,431	23,368	15,214
	Restaurants	1,460	1,091	694
		101,544	101,142	62,728
	Tourist trains and cruises	9,711	6,170	2,376
	Real estate	539	7,586	—
		$111,794	$114,898	$65,104

		December 31,
		2006	2005
	Identifiable assets:
	Hotels and restaurants
Owned hotels	– Europe	$660,083	$561,902
	– North America	317,577	241,458
	– Rest of World	429,969	365,126
	Hotel management/part ownership interests	114,378	103,549
	Restaurants	39,416	42,794
		1,561,423	1,314,829
	Tourist trains and cruises	140,803	121,644
	Real estate	49,437	15,693
		$1,751,663	$1,452,166

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2006	2005	2004
Revenue:
Europe	$237,336	$217,275	$169,788
North America	123,725	109,019	98,244
Rest of World	131,743	106,853	89,252
	$492,804	$433,147	$357,284

	December 31,
	2006	2005 (restated)

Long-lived assets at book value:
Europe	$662,099	$567,406
North America	364,696	301,978
Rest of World	428,529	378,962
	$1,455,324	$1,248,346

Assets at book value constitute the following (dollars in thousands):

	December 31,
	2006	2005
		(restated)
Property, plant and equipment	$1,183,400	$1,017,175
Investments	130,124	129,681
Goodwill	121,651	94,390
Other intangible assets	20,149	7,100
	$1,455,324	$1,248,346

19.          Related party transactions

For the year ended December 31, 2006, OEH paid subsidiaries of Sea Containers Ltd. (“SCL”) $2,172,000 (2005-$5,757,000) for the provision of various services provided under a services agreement between OEH and SCL which terminated at December 31, 2006.  These amounts have been settled in accordance with the services agreement and are included in selling, general and administrative expenses.  As of December 31, 2006, SCL is no longer a related party of OEH.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the year ended December 31, 2006, OEH earned $4,939,000 (2005-$4,587,000; 2004-$3,943,000) in management fees which are recorded in revenue, and $10,700,000 (2005-$9,752,000; 2004-$8,165,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.  These loans have an indefinite maturity period.  See Note 2(b).

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the year ended December 31, 2006, OEH earned management and guarantee fees of $5,314,000 (2005-$4,785,000; 2004–$4,337,000) and loan interest of $87,000 (2005-$116,000; 2004–$104,000) which are recorded in revenue.  At December 31, 2006, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2003.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest accounted for under the equity method.  For the year ended December 31, 2006, OEH earned $1,057,000 (2005-$1,139,000; 2004-$969,000) in management fees, which are included in revenue.  See note 2(b).

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

In August 2006, Simon Sherwood, President and Chief Executive Officer of the Company, purchased a villa at the Napasai resort in Koh Samui, Thailand for a market value of $775,000.  The villa will be put into the rental pool of the resort, with revenues split 40/60 as with other villas at the resort in favor of Mr. Sherwood.

Summary of quarterly earnings (unaudited)

As described in Note 2, the Company restated its consolidated financial statements for the years 2005 and 2004 and its quarterly consolidated financial statements for the first, second and third quarters of 2006. The following table of unuadited quarterly financial information during the past two years reflects the impact of restatement.

	Quarter ended
	December 31	September 30		June 30		March 31
		as reported	as restated	as reported	as restated	as reported	as restated
	(Dollars in thousands, except per share amounts)
2006
Revenue	$134,084	$144,764	$144,764	$134,705	$134,705	$79,251	$79,251
Earnings/(losses) before net finance costs and gain on sale of investment	$18,475	$34,780	$34,780	$26,553	$27,147	$(3,091)	$(2,313)
Gain on sale of investment	—	—	—	6,619	6,619	—	—
Net finance costs	(11,110)	(14,869)	(14,869)	(13,459)	(14,053)	(8,310)	(9,088)
Earnings/(losses) before income taxes and earnings from unconsolidated companies	7,365	19,911	19,911	19,713	19,713	(11,401)	(11,401)
(Provision for)/benefit from income taxes	(3,601)	(3,615)	(3,406)	(3,167)	(2,958)	1,964	2,174
Earnings from unconsolidated companies net of tax	2,893	3,925	3,925	3,326	3,326	1,826	1,826
Net earnings/(losses)	$6,657	$20,221	20,430	$19,872	$20,081	$(7,611)	$(7,401)

Net earnings/(losses) per share:
Basic	$0.16	$0.49	$0.49	$0.50	$0.51	$(0.19)	$(0.19)
Diluted	$0.16	$0.48	$0.49	$0.50	$0.50	$(0.19)	$(0.19)
Dividends per share	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025

	Quarter ended
	December 31		September 30		June 30		March 31
	as reported	as restated	as reported	as restated	as reported	as restated	as reported	as restated
	(Dollars in thousands, except per share amounts)
2005

Revenue	$98,753	$98,753	$127,733	$127,733	$126,252	$126,252	$80,409	$80,409
Earnings/(losses) before net finance costs	$9,220	$9,220	$26,228	$26,228	$24,294	$24,294	$(81)	$(81)
Net finance costs	(7,539)	(7,539)	(7,819)	(7,819)	(6,231)	(6,231)	(3,499)	(3,499)
Earnings/(losses) before income taxes and earnings from unconsolidated companies	1,681	1,681	18,409	18,409	18,063	18,063	(3,580)	(3,580)
(Provision for)/benefit from income taxes	1,132	1,322	(3,025)	(2,820)	(3,420)	(3,215)	298	504
Earnings from unconsolidated companies net of tax	1,537	1,537	4,099	4,099	3,814	3,814	1,725	1,725
Net earnings/(losses)	$4,350	$4,540	$19,483	$19,688	$18,457	$18,662	$(1,557)	$(1,351)

Net earnings/(losses) per share:
Basic	$0.11	$0.12	$0.50	$0.51	$0.47	$0.48	$(0.04)	$(0.02)
Diluted	$0.11	$0.12	$0.49	$0.50	$0.47	$0.48	$(0.04)	$(0.02)
Dividends per share	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025	$0.025

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.     Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2006 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2006, but excluded from the scope of this assessment, the Pansea hotels group acquired on July 21, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment and those criteria, management believes that OEH’s internal control over financial reporting was effective as of December 31, 2006.

Deloitte & Touche LLP, OEH’s independent registered public accounting firm, issued an attestation report on management’s assessment of OEH’s internal control over financial reporting, which appears in Item 8—Financial Statements above.

Changes in Internal Control over Financial Reporting

As a result of the restatement of OEH’s consolidated financial statements for the year ended December 31, 2005 discussed in Note 2 to the consolidated financial statements in this Form 10-K annual report for the year ended December 31, 2006  (the “2005 Restatement”), OEH under the supervision and with the participation of its management, including the Company’s chief executive and chief financial officers, has considered the adequacy of its assertions concerning the effectiveness of OEH’s disclosure controls and procedures and its internal control over financial reporting in the Company’s Form 10-K annual report for the year ended December 31, 2005 and in its Form 10-Q quarterly reports for the quarterly periods ended March 31, June 30 and September 30, 2006.  As a result, OEH management has concluded that there was a material weakness in OEH’s disclosure controls and procedures and in its internal control over financial reporting as of December 31, 2005 and March 31, June 30 and September 30, 2006 with respect to the application of U.S. generally accepted accounting principles regarding the accounting for deferred tax on purchase accounting fair value adjustments as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and Statement of Financial Accounting Standards No. 141, “Business Combinations”.

In late 2005, as part of OEH’s ongoing improvements of its internal control over financial reporting, OEH recruited additional staff with appropriate expertise to focus on the application of U.S. generally accepted accounting principles and related financial reporting matters. The errors that resulted in the 2005 Restatement were identified and remediated as a result of OEH’s improved controls and review during the 2006 financial closing and reporting process.  Therefore, as of December 31, 2006, OEH management, including the Company’s chief executive and chief financial officers, has determined that this material weakness in its internal control over financial reporting had been remedied.

Except with respect to remediation in connection with the 2005 Restatement, there have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B.     Other Information

None.

PART III

ITEM 10.                                              Directors and Executive Officers of the Registrant

Directors

The directors of the Company are as follows.  As explained below regarding Mr. Simon Sherwood, he is resigning as President and Chief Executive Officer of the Company and will not stand for re-election as a director in 2007.  The Board has begun the search to recruit a new chief executive.

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 64	Senior Counsel (retired) of Appleby Hunter Bailhache (attorneys)	1994
James B. Hurlock, 73	Partner (retired) of White & Case LLP (attorneys)	2000
Prudence M. Leith, 66	Non-executive Director of Omega International PLC and Nations Healthcare Ltd., and Consultant to Compass Group PLC	2006
J. Robert Lovejoy, 62	Managing Director of Groton Partners LLC (a private merchant banking firm)	2000
Georg R. Rafael, 69	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 73	Chairman of the Company	1994
Simon M.C. Sherwood, 46	President and Chief Executive Officer of the Company	1994

The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

Mr. Campbell was a member of Appleby Hunter Bailhache until March 1999 and retired as Senior Counsel in July 2003.  Mr. Campbell is the non-executive Chairman of the Board of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, as well as Chairman of the bank’s Audit Committee, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.  Mr. Campbell is also a non-executive director of Sea Containers Ltd. (“SCL”), a leasing and transport company formerly listed on the New York Stock Exchange and currently subject to Chapter 11 reorganization proceedings in the United States and provisional liquidation proceedings in Bermuda.  These proceedings commenced in October 2006.

Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000.  He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.

Ms. Leith was the founder, owner and Managing Director of Leith’s Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  She has served on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC and Woolworths Group PLC, and is currently on the boards of Omega International (kitchen furnishings and equipment) and Nations Healthcare (healthcare services).

Mr. Lovejoy joined Groton Partners in January 2006.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director of Lazard Freres & Co. LLC, an investment banking firm, and a General Partner of Lazard’s predecessor partnership for over 15 years.

Mr. Rafael was until early 2002 the Vice Chairman of the Executive Committee of Mandarin Oriental Hotels, having sold to them in 2000 Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986.  Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

Mr. James Sherwood retired in December 2006 from his executive duties with the Company (having ceased to be a co-principal executive officer in October 2006) but continues as non-executive Chairman.  He resigned as a director and non-executive Chairman of SCL in March 2006 having founded its predecessor company in 1965.  He also served as President of SCL during that time until January 2006.  As noted above regarding Mr. Campbell, SCL is currently subject to Chapter 11 reorganization proceedings in the United States and provisional liquidation proceedings in Bermuda.  These proceedings commenced in October 2006.

Mr. Simon Sherwood gave the Company on February 16, 2007 six months notice of his resignation as President and Chief Executive Officer of the Company.  He intends to remain in his current position until August 2007 to facilitate the handover to a new chief executive, and has indicated he will not stand for re-election as a director at the Company’s annual general meeting of shareholders, expected to be held in June 2007.  Mr. Simon Sherwood was Senior Vice President—Leisure of SCL (1997-2000) and was originally appointed Vice President in 1991, prior to which he was Manager, Strategic Consulting of Boston Consulting Group (1986-1990).  He was appointed Chief Executive Officer of the Company in October 2006, and is the stepson of Mr. James Sherwood.

Daniel J. O’Sullivan served as a director of the Company from 1997 to June 2006 when he did not stand for re-election by shareholders at the Company’s 2006 annual general meeting.

Corporate Governance

The Board of Directors of the Company has established corporate governance measures substantially in compliance with requirements of the New York Stock Exchange (“NYSE”).  These include a set of Corporate Governance Guidelines, Charters for each of the Audit Committee, Compensation Committee and Nominating and Governance Committee of the full Board, and a Code of Business Conduct for Directors, Officers and Employees.  The Board of Directors has also adopted a Code of Business Practices for the Company’s Principal Executive, Financial and Accounting Officers, which is filed as an exhibit to this report.  These documents are published on the Company’s website (www.orient-express.com) or may be obtained upon request and without charge by writing to the Company’s Secretary at its registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company’s corporate governance measures, however, do not differ in any significant way from those requirements.

The present members of the Company’s Audit Committee are Messrs. Campbell, Hurlock and Lovejoy.  The Board has designated Mr. Lovejoy as the audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee and the Nominating and Governance Committee are Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

Interested persons may communicate directly with any of the Company’s directors by writing to him or her at the Company’s registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Executive Officers

The executive officers of the Company are as follows.  As noted above under the heading “Directors”, Mr. Simon Sherwood is resigning as President and Chief Executive Officer of the Company.

Name, Age	Position

Simon M.C. Sherwood, 46	President since 1994 and Chief Executive Officer since 2006
Dean P. Andrews, 54	Vice President—Hotels, North America since 1997
Filip Boyen, 48	Vice President—Hotels, Africa, Australia and South America since 2005
Roger V. Collins, 60	Vice President—Technical Services since 2001
Adrian D. Constant, 46	Vice President—Hotels, Europe since 2001
Pippa Isbell, 53	Vice President—Public Relations since 2000
Natale Rusconi, 80	Vice President since 2004
Nicholas R. Varian, 52	Vice President—Tourist Trains and Cruises since 1994
Paul M. White, 42	Vice President—Finance and Chief Financial Officer since 2005
David C. Williams, 52	Vice President—Sales and Marketing since 2004
Edwin S. Hetherington, 57	Secretary since 1994 and Vice President and General Counsel since 2006

The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

The previous experience of Mr. Simon Sherwood is reported under the heading “Directors” above.

Mr. Andrews was with Omni Hotels (1981-1997) working in new hotel development and financial and asset management.

Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance until he joined

OEH in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH’s hotel and tourist train operation in Peru.  He was appointed a Vice President in September 2005.

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

Mr. Rusconi has been the Managing Director of the Hotel Cipriani since 1977.  Previously he worked with the Savoy Hotel Group and CIGA Hotels.

Mr. Varian joined Orient-Express Hotels Inc. in 1985 from P&O Steam Navigation Company and has worked extensively on various cruise and tourist train projects, becoming a Vice President in 1989.

Mr. White was previously Vice President—Hotels, Africa, Australia and South America from 2000 until September 2005, when he became Vice President—Finance and Chief Financial Officer.  Mr. White was Director of Hotel Operations for the same geographical region from 1998 to 2000, and Financial Controller from 1991 to 1998.  He joined Orient-Express Hotels Inc. in 1991 from Forte Hotels where he qualified as an accountant.  He is currently a member of the Chartered Institute of Management Accountants.

Mr. Williams joined Orient-Express Hotels Inc. in 1981 as Sales and Reservations Manager.  He became responsible for strategic marketing developments and business initiatives in the Americas, Europe and Asia.  He previously worked for Carlson Marketing Group.

Mr. Hetherington joined Orient-Express Hotels Inc. in 1980.  Until the end of 2006, he was also Vice President, General Counsel and Secretary of SCL.  As noted above under the heading “Directors” regarding Mr. Campbell, SCL is currently subject to Chapter 11 reorganization proceedings in the United States and provisional liquidation proceedings in Bermuda.  These proceedings commenced in October 2006.

ITEM 11.       Executive Compensation

Because the Company is a foreign private issuer, it is responding to this Item 11 as permitted by Item 402(a)(1) of SEC Regulation S-K.

The following table shows the salary and bonus of Messrs. James and Simon Sherwood paid in cash during 2006, and of all executive officers as a group, for services to OEH in all capacities.  The group includes Mr. James Sherwood who retired from his executive duties with OEH in December 2006:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

James B. Sherwood	Chairman and Director	$654,900
Simon M.C. Sherwood	President, Chief Executive Officer and Director	$932,400
All executive officers as a group (12 persons)		$4,898,000

Under the services agreement between OEH and SCL described under Item 13—Certain Relationships and Related Transactions and Director Independence below, part of the salary and bonus of Mr. Hetherington is included in the corporate and administrative charges of SCL to OEH and is excluded from the table.  See also Note 19 to the Financial Statements (Item 8 above).

OEH has entered into agreements with Mr. Simon Sherwood and most of the Company’s other executive officers entitling them to terminate employment in certain circumstances constituting a change in control of the Company and to receive an amount equal to two times each officer’s annual compensation.  The agreements of the U.S. tax-paying officers also require the Company to pay the excise tax on their severance payments imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

In 2006, each of Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy, O’Sullivan and Rafael received a fee of $2,750 for each meeting of the Board of Directors or a committee thereof which he or she attended, and was also paid a Board retainer fee during their respective periods as director at the annual rate of $27,500.  Members of the Audit Committee (Messrs. Campbell, Hurlock and Lovejoy) were paid a retainer fee of $5,000 per year, and members of the Compensation Committee and Nominating and Governance Committee (Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael) were paid a retainer fee of $2,500 per year for service on each of those two Committees.  Mr. Lovejoy was also paid an additional retainer fee of $20,000 per year as chairman of the Audit and Compensation Committees, and Mr. Hurlock an additional retainer fee of $5,000 per year as chairman of the Nominating and Governance Committee.  Aggregate attendance and retainer fees amounted to $371,000 in 2006.  The non-executive directors are also entitled to 75% discounts off the usual room rates and food and beverage prices for personal visits at OEH’s properties.

Pensions

Through May 2006, certain executive officers who are United Kingdom citizens participated in a contributory defined benefit pension plan established by an OEH subsidiary for British employees.  The amount of contribution by the subsidiary to the plan in respect of a specific person cannot readily be separated or individually calculated.  Participants in the plan are eligible to receive at their normal retirement date an annual pension based on the number of years of pensionable service and their final pensionable compensation.

In May 2006, the subsidiary froze its U.K. defined benefit pension plan, thus stopping future benefit accrual, so that the benefit payable to participants at their normal retirement date will be calculated using pensionable service and final pensionable salary at that date.  From May 2006 and for later years, the OEH subsidiary established a defined contribution pension plan for British employees, including U.K. citizen officers, under which the subsidiary contributes to individual pension accounts established by employees.  The subsidiary currently contributes for the executive officer participants in the new plan at the rate of ten percent of annual salary.

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $343,000 in the aggregate at December 31, 2006, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of participating executive officers a total of $124,000 during 2006.  See Note 10 to the Financial Statements regarding pension plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) pension plan that permits employees to contribute amounts out of their compensation into individual tax-deferred pension accounts.  The maximum contribution an employee could make was $15,000 in 2006.  One executive officer of the Company based in the U.S. participated in this plan in 2006, and OEH paid $2,000 into his account as a partial matching payment under the plan in addition to his own contribution.

Messrs. James Sherwood, Andrews, Boyen, Rusconi and Hetherington participated in no OEH pension plan in 2006.  During the year the Company and Mr. James Sherwood agreed that he would make his own private pension arrangements upon the Company’s payment to him of a lump-sum of $179,000 and a one-time ten percent increase in his 2006 salary.

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

During 2006, options to purchase an aggregate of 95,750 Class A shares were granted to directors and executive officers of the Company at prices of $34.88 to $42.87 per share, including options on 18,200 shares to Mr. Simon Sherwood, 8,800 shares to Mr. James Sherwood and 4,200 shares to each of the other directors (except 3,150 shares to Ms. Leith).  Options were exercised by directors or officers during 2006 on an aggregate of 221,250 Class A shares at an aggregate gain of $5,069,000.  At December 31, 2006, options to purchase an aggregate of 435,250 Class A shares (of which 214,000 were exercisable) were held by directors and executive officers at per share exercise prices ranging from $13.00 to $42.87 and expiring between 2010 and 2016.  See Note 14 to the Financial Statements.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

The following table contains information concerning the beneficial ownership of the Company’s Class A common shares and Class B common shares by the only persons known to OEH to own beneficially more than 5% of the outstanding shares of either class of common shares.

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

Voting and dispositive power with respect to the Class B shares owned by Holdings is exercised by its Board of Directors, who are Messrs. Campbell, James Sherwood and two other persons who are not directors or officers of the Company.  Each of these persons may be deemed to share beneficial ownership of the Class B shares owned by Holdings for which he serves as a director, as well as the Class A shares into which those Class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares	Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478	29.9%	100.0%

(1)                                  The percentage of Class A shares shown is based on the 42,251,600 Class A shares outstanding on February 20, 2007, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Campbell who shares voting and dispositive power with respect to his shares, Mr. Lovejoy who shares voting and dispositive power with respect to 200 shares, and Mr. James Sherwood who shares voting and dispositive power with respect to 10,300 shares.  Each individual’s holding is less than 1% of the Class A shares outstanding, other than Mr. James Sherwood with 1.3%.  The group total includes 214,000 Class A shares covered by exercisable stock options held by directors and executive officers under the Company’s 2000 Stock Option Plan which, together with the other shares beneficially owned by directors and executive officers, represents 1.9% of Class A shares outstanding.

As noted above, certain of these directors and executive officers of the Company may be deemed to share beneficial ownership of the Class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Dean P. Andrews	1,000
Filip Boyen	—
John D. Campbell	1,000
Roger V. Collins	—
Adrian D. Constant	—
Edwin S. Hetherington	1,000
James B. Hurlock	1,000
Pippa Isbell	650
Prudence M. Leith	—
J. Robert Lovejoy	5,200
Georg R. Rafael	—
Natale Rusconi	3,500
James B. Sherwood	545,295
Simon M.C. Sherwood	14,400
Nicholas R. Varian	600
Paul M. White	1,000
David C. Williams	—
All directors and executive officers as a group (17 persons) including 214,000 exercisable stock option shares	788,645

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power
Holdings	—	18,044,478	81.0%
All directors and executive officers as a group (17 persons) including 214,000 exercisable stock option shares	788,645	18,044,478	81.4%

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

Holdings and the Company’s directors and executive officers hold in total approximately 31% in number of the outstanding Class A and Class B shares having approximately 81% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company’s shareholders. Other shareholders, accordingly, hold approximately 69% in number of the common shares having about 19% of combined voting power in the Company.

Under Bermuda law, the Class B shares owned by Holdings (representing approximately 81% of the combined voting power) are outstanding and may be voted by that subsidiary.  The investment by Holdings in Class B shares and the manner in which Holdings votes those shares are determined by the Board of Directors of Holdings (two of whom are also directors of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary.  Holdings, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the

Company and to control the outcome of most matters submitted to a vote of the Company’s shareholders.

With respect to a number of matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it harder for a third party to acquire OEH without the consent of the Company’s Board of Directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company’s Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have anti-takeover effects.  See Note 13(c) to the Financial Statements.  Although OEH management believes these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with the Company’s Board of Directors, these provisions apply even if the offer may be considered beneficial by many shareholders.

Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

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

Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment.  In 2006, the hotel paid Mr. Sherwood $150,000 for the use of his apartment.  Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and drink free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment.  To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

Mr. James Sherwood and his two stepsons including Mr. Simon Sherwood own Capannelle S.r.l., a vineyard in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale.  In 2006, the vineyard sold $86,500 of products to OEH hotels at prices the same as its public prices.

Capannelle and the Company’s subsidiary that owns the Villa San Michele near Florence, Italy have entered into an agreement under which Capannelle makes the main house and other parts of the vineyard available to short-stay guests provided by the hotel.  The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele.  In 2006, Capannelle earned $19,400 from this arrangement which continues on a year-to-year basis unless terminated by either party.

In August 2006 Mr. Simon Sherwood purchased one of the 14 private residential villas developed at the Napasai hotel of OEH in Koh Samui, Thailand.  The purchase price was $775,000 paid in cash and generating a profit to the hotel similar to that from unrelated third party purchasers of the other villas sold.  Mr. Simon Sherwood and the hotel have entered into a management agreement for his villa based on the hotel’s standard terms, including the hotel’s right to rent the property to hotel guests when not occupied by Mr. Simon Sherwood or his guests.

In connection with the initial public offering of OEH in August 2000 and in anticipation of the separation of the two companies, OEH and SCL entered into a tax sharing agreement that allocates responsibilities for tax matters between the two companies for periods prior to the separation of OEH and SCL.  In general, OEH will continue to be responsible for taxes of itself and its subsidiaries after the separation from SCL, and SCL has agreed to indemnify OEH for all taxes attributable to the separation itself.  OEH and SCL also entered into a services agreement covering the provision to OEH of various support services and office space by SCL, for which OEH paid a fee plus reimbursements approximating SCL’s costs.  This agreement terminated at December 31, 2006 after OEH gave the contractual one-year notice of termination at the end of 2005.

See also Note 19 to the Financial Statements (Item 8 above) regarding related party transactions.

Director Independence

The seven members of the Board of Directors of the Company are identified in Item 10–Directors and Executive Officers of the Registrant.  Regarding the independence of directors from OEH’s management, the Board has reviewed the materiality of any relationship that each of the seven directors of the Company has with OEH either directly or indirectly through another organization. The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company’s Audit Committee, the SEC’s independence rules.  Based on this review, the Board has determined that Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors.  The Company’s Corporate Governance Guidelines are filed as a exhibit to this report and are available at OEH’s website www.orient-express.com.

ITEM 14.       Principal Accountant Fees and Services

The following table presents the fees of Deloitte & Touche LLP, OEH’s independent auditor, for audit and permitted non-audit services in 2006 and 2005:

	2006	2005

Audit fees	$1,912,000	$1,736,000
Audit-related fees	437,000	217,000
Tax fees	467,000	445,000
All other fees	—	—
Total	$2,816,000	$2,398,000

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were none provided in 2006 and 2005.

The Audit Committee of the Board of Directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2006 and 2005, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

Page Numbers
1. Financial Statements

Reports of independent registered public accounting firm	60
Consolidated financial statements - years ended December 31, 2006, 2005 and 2004:
Balance sheets (December 31, 2006 and 2005)	64
Statements of operations	65
Statements of cash flows	66
Statements of shareholders’ equity	67
Notes to financial statements	68

2. Financial Statement Schedule

Schedule II - Valuation and qualifying accounts (years ended December 31, 2006, 2005 and 2004)	131

3. Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II–Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2006:
Allowance for doubtful accounts	$980,000	$261,000	$102,000	(2)	$44,000	(1)	$1,299,000

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,027,000	$164,000	$(111,000	)(2)	$88,000	(1)	$980,000

Year ended December 31, 2004:
Allowance for doubtful accounts	$976,000	$112,000	$60,000	(2)	$121,000	(1)	$1,027,000

(1)                                  Bad debts written off, net of recoveries.

(2)                                  Foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2007	ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ Simon M.C. Sherwood
Simon M.C. Sherwood
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 1, 2007

Name	Title

/s/ John D. Campbell	Director
John D. Campbell

/s/ James B. Hurlock	Director
James B. Hurlock

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Director
J. Robert Lovejoy

/s/ Georg R. Rafael	Director
Georg R. Rafael

/s/ James B. Sherwood	Chairman and Director
James B. Sherwood

/s/ Simon M.C. Sherwood	President, Chief Executive
Simon M.C. Sherwood	Officer and Director

/s/ Paul M. White	Vice President-Finance and
Paul M. White	Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to Form S-1 Registration Statement No. 333-12030	Memorandum of Association and Certificate of Incorporation of Orient- Express Hotels Ltd.
3.2	Exhibit 3 to July 6, 2006 Form 8-K Current Report (File No. 1-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 4.2 to Form S-1 Registration Statement No. 333-12030	Rights Agreement between Orient-Express Hotels Ltd. and Fleet National Bank, as Rights Agent, dated June 1, 2000
4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement, dated July 20, 2006, for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee
4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

Secured Facility Agreement, dated July 20, 2006, for Orient-Express Hotels Ltd. arranged by Barclays Capital with Banca Nazionale del Lavoro S.p.A. acting as Lender and Barclays Bank PLC acting as Security Trustee

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030	Orient-Express Hotels Ltd. 2000 Stock Option Plan
10.2	Exhibit 10.2 to 2004 Form 10-K Annual Report (File No.1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan

Exhibit No.	Incorporated by Reference to	Description

10.3	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No.1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient- Express Hotels Ltd.
10.4	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No.1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.5	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A.
10.6	Exhibit 2.1 to Form S-1 Registration Statement No. 333-12030	Services Agreement dated August 1, 2000 among Sea Containers Ltd., Sea Containers Services Ltd. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.6 to 2001 Form 10-K Annual Report (File No. 1-16017)	Amendment to Services Agreement dated January 1, 2001 (Exhibit 10.6 above).
10.8	Exhibit 2.3 to Form S-1 Registration Statement No. 333-12030	Tax Sharing Agreement dated August 1, 2000 between Sea Containers Ltd. and Orient-Express Hotels Ltd.
10.9	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
10.10		Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and Simon M.C. Sherwood
10.11		Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Filip Boyen, Roger Collins, Adrian Constant, Pippa Isbell, Nicholas Varian, and Paul White

Exhibit No.	Incorporated by Reference to	Description

10.12		Form of Severance Agreement dated December 1, 2006 between Dean Andrews, Edwin Hetherington and David Williams
11		Statement of computation of per share earnings
12		Statement of computation of ratios
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient- Express Hotels Ltd.
23		Consent of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 333-58298 and No. 333- 129152
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient- Express Hotels Ltd.