Form 10-Q
period 2007-03-31
ORIENT EXPRESS HOTELS LTD
filed 2007-05-10
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

As of April 30, 2007, 42,391,500 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

Assets
Cash and cash equivalents	$59,473	$79,318
Accounts receivable, net of allowances of $1,327 and $1,299	76,203	74,327
Due from related parties	20,741	19,939
Prepaid expenses and other	15,929	9,485
Inventories	39,003	35,789
Real estate assets	39,696	35,821
Total current assets	251,045	254,679

Property, plant and equipment, net of accumulated depreciation of $218,167 and $211,136	1,204,357	1,183,400
Investments	131,916	130,124
Goodwill	122,143	121,651
Other intangible assets	20,390	20,149
Other assets	44,575	41,660
	$1,774,426	$1,751,663
Liabilities and Shareholders’ Equity
Working capital facilities	$66,590	$46,590
Accounts payable	25,449	26,227
Due to related parties	1,580	1,249
Accrued liabilities	53,195	55,916
Deferred revenue	36,214	25,501
Current portion of long-term debt and capital leases	82,028	83,397
Total current liabilities	265,056	238,880

Long-term debt and obligations under capital leases	585,861	586,300
Liability for pension benefit	8,677	8,677
Other liabilities	2,330	2,330
Deferred income taxes	105,367	106,598
Liability for uncertain tax positions	29,301	—
	996,592	942,785
Commitments and contingencies	—	—
Minority interest	1,702	1,882

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued - 42,313,600 (2006 - 42,196,350)	423	422
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2006 - 18,044,478)	181	181
Additional paid-in capital	511,902	509,762
Retained earnings	268,228	301,785
Accumulated other comprehensive loss	(4,421)	(4,973)
Less: reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)
Total shareholders’ equity	776,132	806,996
	$1,774,426	$1,751,663

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2007	2006 (restated)
	(Dollars in thousands, except per share amounts)

Revenue	$95,926	$79,251

Expenses:
Depreciation and amortization	9,068	8,606
Operating	49,394	40,729
Selling, general and administrative	35,717	32,229
Total expenses	94,179	81,564

Earnings/(losses) from operations before net finance costs	1,747	(2,313)

Interest expense, net	(10,561)	(9,770)
Foreign currency, net	102	682
Net finance costs	(10,459)	(9,088)

Losses before income taxes and earnings from unconsolidated companies	(8,712)	(11,401)

Benefit from income taxes	2,728	2,174

Losses before earnings from unconsolidated companies	(5,984)	(9,227)

Earnings from unconsolidated companies, net of tax	2,303	1,826

Net losses	$(3,681)	$(7,401)

Net losses per share:
Basic and diluted	$(0.09)	$(0.19)

Dividends per share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2007	2006 (restated)
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(3,681)	$(7,401)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	9,068	8,598
Amortization and write-off of finance costs	718	786
Undistributed (earnings)/losses of affiliates	(694)	516
Stock-based compensation	372	215
Change in deferred tax	(5,143)	(4,444)
Losses from disposals of fixed assets	114	—
Other non-cash items	965	(688)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(9,605)	(3,089)
Increase in inventories	(2,039)	(1,466)
Increase in real estate assets held for sale	(3,875)	(6,672)
Increase in payables, accrued liabilities and deferred revenue	11,203	12,390

Total adjustments	1,084	6,146

Net cash used in operating activities	(2,597)	(1,255)

Cash flows from investing activities:
Capital expenditures	(27,153)	(21,308)
Acquisitions and investments, net of cash acquired	(4,466)	(9,456)
Proceeds from sale of fixed assets	405	—

Net cash used in investing activities	(31,214)	(30,764)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	19,581	8,703
Stock options exercised	1,769	237
Issuance of long-term debt	123	42,296
Principal payments under long-term debt	(6,530)	(17,402)
Payment of common share dividends	(1,056)	(985)

Net cash provided by financing activities	13,887	32,849

Effect of exchange rate changes on cash and cash equivalents	79	(30)

Net (decrease)/increase in cash and cash equivalents	(19,845)	860

Cash and cash equivalents at beginning of period	79,318	38,397

Cash and cash equivalents at end of period	$59,473	$39,257

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings (restated)	Accumulated Other Comprehensive Loss	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss) (restated)

Balance, January 1, 2006	$—	$393	$181	$404,923	$266,093	$(46,123)	$(181)
Stock-based compensation	—	—	—	215	—	—	—
Stock options exercised	—	—	—	237	—	—	—
Dividends on common shares	—	—	—	—	(985)	—	—
Comprehensive loss:
Net losses	—	—	—	—	(7,401)	—	—	$(7,401)
Other comprehensive income	—	—	—	—	—	1,106	—	1,106
								$(6,295)
Balance, March 31, 2006	$—	$393	$181	$405,375	$257,707	$(45,017)	$(181)

Balance, January 1, 2007	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)
FIN48 liabilities					(28,820)
Stock-based compensation	—	—	—	372	—	—	—
Stock options exercised	—	1	—	1,768	—	—	—
Dividends on common shares	—	—	—	—	(1,056)	—	—
Comprehensive loss:
Net losses	—	—	—	—	(3,681)	—	—	$(3,681)
Other comprehensive income	—	—	—	—	—	552	—	552
								$(3,129)
Balance, March 31, 2007	$—	$423	$181	$511,902	$268,228	$(4,421)	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

(a)                               Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements. Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings with the Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. See Note 1 to the consolidated financial statements in the 2006 Form 10-K for additional information regarding significant accounting policies.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007, which is discussed in Note 9.

(b)                               Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

Three months ended March 31,	2007	2006

Basic	42,256	39,413
Effect of dilution	—	—
Diluted	42,256	39,413

For the three months ended March 31, 2007 and 2006, the anti-dilutive effect of stock options on 278,604 and 401,970 class A common shares, respectively, was excluded from the computation of diluted losses per share.

(c)           Dividends

On January 5, 2007, the Company declared a dividend of $0.025 per common share payable February 5, 2007 to shareholders of record January 19, 2007.

(d)          Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,794,000 and $2,342,000 for the three months ended March 31, 2007 and 2006, respectively.

(e)           Restatement

As reported in the 2006 Form 10-K, subsequent to the issuance of the Company’s March 31, 2006 financial statements on Form 10-Q, the Company’s management determined that certain deferred tax liabilities, arising principally on the fair value adjustments made on the acquisition of subsidiaries between 1976 and 2002 as well as on other temporary differences in respect of land and buildings, were not recorded. As a result, the benefit from income taxes for the three months ended March 31, 2006 was understated by $210,000, arising from the release of the deferred tax provision as the properties are depreciated. The restatement adjustment did not impact OEH’s statement of condensed consolidated cash flows, except for reducing the net loss and increasing the change in deferred tax by $210,000. Also $778,000 of finance costs were reclassified from depreciation to interest expense.

The following table presents the impact of the restatement adjustment on OEH’s statement of condensed consolidated operations for the period ended March 31, 2006 (dollars in thousands, except per share amounts):

	As previously reported	Adjustments	Restated

Revenue	$79,251	$—	$79,251

Expenses
Depreciation and amortization	9,384	(778)	8,606
Operating	40,729	—	40,729
Selling, general and administrative	32,229	—	32,229
Total expenses	82,342	(778)	81,564

Losses from operations before net finance costs	(3,091)	778	(2,313)

Interest expense, net	(8,992)	(778)	(9,770)
Foreign currency, net	682	—	682
Net finance costs	(8,310)	(778)	(9,088)
Losses before income taxes and earnings from unconsolidated companies	(11,401)	—	(11,401)

Benefit from income taxes	1,964	210	2,174

Losses before earnings from unconsolidated companies	(9,437)	—	(9,437)

Earnings from unconsolidated companies, net of tax	1,826	—	1,826

Net losses	$(7,611)	$210	$(7,401)

Net losses per share:
Basic	$(0.19)	$0.00	$(0.19)
Diluted	$(0.19)	$0.00	$(0.19)

2.             Acquisitions

La Résidence Phou Vao minority interests acquisition

Effective March 10, 2007, OEH purchased an additional 18% interest in La Résidence Phou Vao in Luang Prabang, Laos for a cash consideration of $376,000 bringing its interest to 69%. A deferred tax liability of $83,000 has been recorded on the acquisition arising mainly on the fair value adjustment to assets of $236,000. Goodwill has been reduced by $52,000 due to elimination of minority interest losses brought forward recorded in the goodwill on the original acquisition of the Pansea hotels group in Asia.

Final retention payment relating to Grand Hotel Europe acquisition

In March 2007, a final retention payment of $2,850,000 plus accrued interest of $218,000 has been made in accordance with the original agreement for the acquisition of Grand Hotel Europe in St. Petersburg completed in February 2005.

3.             Investments

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2007	December 31, 2006

Current assets	$46,876	$50,782
Property, plant and equipment, net	346,937	347,772
Other assets	46,302	46,022
Total assets	$440,115	$444,576

Current liabilities	$45,407	$59,621
Long-term debt	236,550	224,477
Other liabilities	88,764	86,637
Total shareholders’ equity	69,394	70,841
Total liabilities and shareholders’ equity	$440,115	$444,576

Three months ended March 31,	2007	2006

Revenue	$41,837	$37,058
Earnings from operations before net finance costs	$6,725	$3,928
Net losses	$(514)	$(3,138)

4.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2007	December 31, 2006

Land and buildings	$1,016,631	$998,227
Machinery and equipment	197,689	191,050
Fixtures, fittings and office equipment	189,016	186,075
River cruiseship and canalboats	19,188	19,184
	1,422,524	1,394,536
Less: accumulated depreciation	(218,167)	(211,136)
	$1,204,357	$1,183,400

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	March 31, 2007	December 31, 2006

Freehold and leased land and buildings	$16,084	$16,006
Machinery and equipment	2,560	2,205
Fixtures, fittings and office equipment	1,350	1,678
	19,994	19,889
Less: accumulated depreciation	(2,333)	(2,241)
	$17,661	$17,648

5.             Goodwill

OEH’s goodwill consists of $1,383,000 related to the trains and cruises reporting segment and $120,760,000 related to the hotels and restaurants reporting segment.

6.             Other intangible assets

Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000, the purchase price allocation of $260,000 for the Casa de Sierra Nevada tradename, and the favorable lease intangible assets acquired as part of the acquisition of the Pansea hotels group of $13,030,000. Amortization expense relating to a favorable Pansea lease was approximately $92,000 for the three months to March 31, 2007 (2006 - $nil).

7.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	March 31, 2007	December 31, 2006

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 8 years, with a weighted average interest rate of 5.71% and 5.80%, respectively, primarily based on LIBOR	$648,549	$649,513
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 5.48% and 5.65% respectively, based on LIBOR	3,000	3,500
Obligations under capital lease	16,340	16,684
	667,889	669,697
Less: current portion	82,028	83,397
	$585,861	$586,300

The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants. At March 31, 2007, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $241,000,000 loan facility. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2007 (dollars in thousands):

Year ending December 31,

2008	$72,244
2009	27,090
2010	47,109
2011	362,962
2012 and thereafter	76,456
$585,861

8.             Other liabilities

Other liabilities consist of $2,330,000 of deferred consideration arising on the Casa de Sierra Nevada acquisition.

9.             Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax benefit for the three months ended March 31, 2007 of $2,728,000, compared to a benefit of $2,174,000 for the corresponding period in 2006. OEH’s current tax cost for the three months ended March 31, 2007 is $2,479,000, compared to a cost of $2,270,000 in 2006.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007, and recognized a $28,820,000 provision in respect of its uncertain tax positions which was accounted for as a decrease to the January 1, 2007 retained earnings. OEH recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The opening FIN 48 provision included an amount of $1,828,000 in respect of potential interest liabilities and a further $9,947,000 of potential fines and penalties.

OEH’s tax benefit of $2,728,000 for the three months ended March 31, 2007 includes a tax charge of $232,000 in respect of the FIN 48 provision, including a charge of $116,000 that relates to the potential interest and penalties costs associated with the uncertain tax positions.

At March 31, 2007, OEH recognized a $29,301,000 provision in respect of its uncertain tax positions. OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by between $6,000,000 to $8,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated subsidiaries are reported net of tax in the statements of condensed consolidated operations. The tax provision applicable to these unconsolidated subsidiaries in the three months ended March 31, 2007 is $1,186,000, compared to a provision of $414,000 in the corresponding period in 2006.

10.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended March 31,	2007	2006

Service cost	$—	$263
Interest cost	284	213
Expected return on plan assets	(262)	(198)
Amortization of net loss	137	115
Net periodic benefit cost	$159	$393

As reported in Note 10 to the financial statements in the Company’s 2006 Form 10-K annual report, OEH expected to contribute $940,000 to its defined benefit pension plan in 2007. As of March 31, 2007, $144,000 of contributions had been made. OEH anticipates contributing an additional $796,000 to fund its pension plans in 2007 for a total of $940,000.

11.          Supplemental cash flow information

(Dollars in thousands):

Three months ended March 31,	2007	2006

Cash paid for:
Interest	$10,695	$10,111
Income taxes	$2,479	$1,319

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Three months ended March 31,	2007	2006

Fair value of assets acquired	$459	$15,233
Cash paid	(376)	(14,070)
Liabilities assumed	$83	$1,163

12.          Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	March 31, 2007	December 31, 2006
Foreign currency translation adjustments	$3,604	$3,545
Derivative financial instruments	493	—
Additional minimum pension liability, net of tax	(8,518)	(8,518)
	$(4,421)	$(4,973)

The components of comprehensive loss are as follows (dollars in thousands):

Three months ended March 31,	2007	2006 (restated)

Net losses on common shares	$(3,681)	$(7,401)
Foreign currency translation adjustments	59	1,071
Change in fair value of derivatives	493	35
Comprehensive loss	$(3,129)	$(6,295)

13.          Commitments

Outstanding contracts to purchase fixed assets were approximately $48,868,000 at March 31, 2007 (December 31, 2006 -$21,839,000).

14.          Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2006 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development. Segment performance is evaluated based upon segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”). Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended March 31,	2007	2006 (restated)
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$21,115	$12,385
	– North America	23,138	20,709
	– Rest of world	34,645	29,828
	Hotel management/part ownership interests	2,374	1,985
	Restaurants	5,295	5,319
		86,567	70,226
	Tourist trains and cruises	9,359	6,829
	Real estate	—	2,196
		$95,926	$79,251

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$3,719	$3,530
	– North America	1,743	1,772
	– Rest of world	2,562	2,184
	Restaurants	229	223
		8,253	7,709
	Tourist trains and cruises	815	897
		$9,068	$8,606

	Segment EBITDA:
Owned hotels	– Europe	$(3,555)	$(7,167)
	– North America	6,120	5,302
	– Rest of world	11,215	9,577
	Hotel management/part ownership interests	4,647	3,370
	Restaurants	868	1,098
	Tourist trains and cruises	1,148	166
	Real estate	(458)	719
	Central overheads	(5,681)	(4,532)
		$14,304	$8,533

	Segment EBITDA/net losses reconciliation:
	Segment EBITDA	$14,304	$8,533
	Less:
	Depreciation and amortization	9,068	8,606
	Interest expense, net	10,561	9,770
	Foreign currency, net	(102)	(682)
	Benefit from income taxes	(2,728)	(2,174)
	Share of provision for income taxes of unconsolidated companies	1,186	414
	Net losses	$(3,681)	$(7,401)

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$1,500	$971
	Restaurants	—	69
		1,500	1,040
	Tourist trains and cruises	803	786
		$2,303	$1,826

	Three months ended March 31,	2007	2006

	Capital expenditure:
Owned hotels	– Europe	$10,815	$13,561
	– North America	9,133	2,968
	– Rest of world	4,049	2,802
	Hotel management/part ownership interests	—	—
	Restaurants	152	62
	Tourist trains and cruises	1,011	1,915
	Real estate	1,993	—
		$27,153	$21,308

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2007	2006

Revenue:
Europe	$27,838	$17,154
North America	29,388	28,751
Rest of world	38,700	33,346
	$95,926	$79,251

15.          Derivative financial instruments

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000 ($95,000,000) and €24,700,000 ($31,000,000) that limit the exposure to a fixed rate level. Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge and, therefore, changes in the fair value of this swap were recorded to interest expense in earnings. The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective December 31, 2006. This swap is expected to be and has been highly effective and, therefore, only $49,000 ineffectiveness gain has been recognized in earnings with the rest of the movement in the fair value being recorded in comprehensive loss.

Of the existing gains at March 31, 2007, approximately $48,000 will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contract.

At March 31, 2007 and December 31, 2006, the fair values of the outstanding interest rate swaps were accounted for as other non-current assets at $1,447,000 and $687,000, respectively.

16.   Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended March 31, 2007, OEH earned $1,351,000 (2006 - $1,074,000) in management fees which are recorded in revenue, and $2,794,000 (2006 - $2,342,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended March 31, 2007, OEH earned management and guarantee fees of $1,329,000 (2006 - $1,065,000) and loan interest of $16,000 (2006 - $32,000) which are recorded in revenue.   At March 31, 2007, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended March 31, 2007, OEH earned $233,000 (2006 - $246,000) in management fees, which are included in revenue.

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

17.   Subsequent events

On April 12, 2007, OEH acquired the remaining 50% of Luxury Waterway Cruises (Afloat in France) for a cash consideration of $2,700,000, and on April 25, 2007, OEH acquired the remaining 50% of GSWR Holdings Limited (Royal Scotsman) for a cash consideration of £1,375,000 ($2,680,000) plus assumption of the debts in the amount of approximately £1,000,000 ($1,950,000).

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of prior quarter’s financial statements

As disclosed in the 2006 Form 10-K, OEH has restated its condensed consolidated quarterly financial statements.  As more fully discussed in Note 1 to the financial statements in this report, OEH restated its statements of condensed consolidated operations and its statements of condensed consolidated cash flows for the three month period ended March 31, 2006.  The restatement corrects for errors made in the application of U.S. generally accepted accounting principles for deferred tax accounting and a reclassification of financing costs.  All comparisons in this Item 2 reflect restatements of OEH’s quarterly financial results for 2006.

Results of Operations

OEH’s operating results for the three months ended March 31, 2007 and 2006, expressed as a percentage of revenue, were as follows:

	Three months ended March 31
	2007	2006
	%	%
Revenue:
Hotels and restaurants	90	91
Tourist trains and cruises	10	9
Real estate	0	0
	100	100
Expenses:
Depreciation and amortization	10	11
Operating	51	51
Selling, general and administrative	37	41
Net finance costs	11	11
Losses before income taxes	(9)	(14)
Benefit from income taxes	3	3
Earnings from unconsolidated companies	2	2
Net losses as a percentage of total revenue	(4)	(9)

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended March 31, 2007 and 2006 are analyzed as follows (dollars in millions):

	Three months ended March 31
	2007	2006
Segment EBITDA:
Owned hotels:
Europe	$(3.6)	$(7.2)
North America	6.1	5.3
Rest of the world	11.2	9.5
Hotel management interests	4.6	3.4
Restaurants	0.9	1.1
Tourist trains and cruises	1.1	0.2
Real estate	(0.4)	0.7
Central overheads	(5.6)	(4.5)
Total segment EBITDA	$14.3	$8.5

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

	Three months ended March 31
	2007	2006
Net losses	$(3.7)	$(7.4)
Add: Depreciation and amortization	9.1	8.6
Net finance costs	10.5	9.1
Benefit from income taxes	(2.7)	(2.2)
Share of provision for income taxes of unconsolidated companies	1.1	0.4
Segment EBITDA	$14.3	$8.5

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

Operating information for OEH’s owned hotels for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31
	2007	2006

Average Daily Rate (in dollars)
Europe	398	314
North America	438	347
Rest of the world	284	310
Worldwide	346	323

Rooms Available (in thousands)
Europe	63	47
North America	55	49
Rest of the world	110	86
Worldwide	228	182

Rooms Sold (in thousands)
Europe	26	16
North America	36	38
Rest of the world	74	58
Worldwide	136	112

RevPAR (in dollars)
Europe	157	108
North America	280	266
Rest of the world	189	210
Worldwide	202	199

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	108	103	4%	0%
North America	395	369	7%	7%
Rest of the world	207	210	-1%	7%
Worldwide	229	227	1%	7%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Overview

The net loss for the period was $3.7 million ($0.09 per common share) on revenue of $95.9 million, compared with a net loss of $7.4 million ($0.19 per common share) on revenue of $79.3 million in the prior year first quarter.  The first quarter is a traditional loss-making period because a number of OEH’s properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate and tourist arrivals are low in locations with poor winter weather.

Revenue

Total revenue increased by $16.6 million, or 21%, from $79.3 million in the three months ended March 31, 2007 to $95.9 million in the three months ended March 31, 2006.  Hotels and restaurants revenue increased by $16.4 million, or 23%, from $70.2 million in the three months ended March 31, 2006 to $86.6 million in the three months ended March 31, 2007, and tourist trains and cruises increased by $2.6 million, or 38%, from $6.8 million for the three months ended March 31, 2006 to $9.4 million for the three months ended March 31, 2007.  There were no real estate revenues for the three months ended March 31, 2007, compared with $2.2 million for the three months ended March 31, 2006.

The increase in total revenue was due primarily to the addition of the Asian hotels portfolio, which reported revenues of $4.2 million, and to trains and cruises.  All elements of the trains and cruises portfolio showed growth.  This, coupled with revenues for Reids Palace Hotel, Madeira (closed in the three months ended March 31, 2006) saw revenues 21% ahead of the three months ended March 31, 2006.

The revenue from restaurants was flat at $5.3 million in the three months ended March 31, 2007 with growth at the ‘21’ Club in New York offset by the impact of the sale of Harry’s Bar in June 2006.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 1% in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Measured in local currencies this increase was 7%, due to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $8.7 million, or 70%, from $12.4 million for the three months ended March 31, 2006 to $21.1 million for the three months ended March 31, 2007.  Revenue at Reids Palace Hotel, Madeira, which was closed in the three months ended 2006 grew by $4.1 million.  The Grand Hotel Europe revenues grew by $1.2 million to $6.2 million, driven by average rate improvements, and revenues at Le Manoir aux Quat’Saisons grew by $1.1 million to $4.5 million, the growth underpinned by food and beverage growth.

On a same store basis, excluding the above, RevPAR in local currency was flat, but in U.S. dollars this translated into an increase of 4%.

North America.  Revenue increased by $2.4 million, or 12%, from $20.7 million in the three months ended March 31, 2006 to $23.1 million in the three months ended March 31, 2007.

On a same store basis, RevPAR increased by 7% which was driven entirely by rate.

Rest of the World.  Revenue increased by $4.8 million, or 16%, from $29.8 million in the three months ended March 31, 2006 to $34.6 million in the three months ended March 31, 2007.  The impact of the acquisition of the Asian hotels (former Pansea group) saw revenues increased by $4.2 million.  Southern Africa revenues were flat at $10.6 million in the three months ended March 31, 2007.  South America revenues increased by $0.6 million, or 5%, from $12.0 million in the three months ended March 31, 2006 to $12.6 million in the three months ended March 31, 2007.

The RevPAR on a same store basis for the Rest of the World region increased by 7% in local currencies in the three months ended March 31, 2007 compared to the three months ended March 31, 2005.  Approximately 1% of this increase was due to increased occupancies at the hotels with 6% due to a higher achieved average daily rate.  This RevPAR increase in local currencies translated to a 1% decrease when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.4 million, or 20%, from $2.0 million in the three months ended March 31, 2006 to $2.4 million in the three months ended March 31, 2007, due to increased revenues at Charleston Place and the hotels in Peru.

Trains and Cruises.  Revenue increased by $2.6 million, or 38%, from $6.8 million in the three months ended March 31, 2006 to $9.4 million in the three months ended March 31, 2007, due primarily to the performance of Venice Simplon-Orient-Express.

Real Estate:  Revenue decreased by $2.2 million from $2.2 million in the three months ended 31 March 2006 to $0.0 million in the three months to March 31, 2007, due to no sales being recorded at Keswick Hall in that period.

Depreciation and amortization

Depreciation and amortization increased by $0.5 million, or 6%, from $8.6 million in the three months ended March 31, 2006 to $9.1 million in the three months ended March 31, 2007, primarily due to the effect of acquisitions of the Asian hotels (formerly Pansea group) and capital expenditures during 2006, including the refurbishment of the Copacabana Palace Hotel and Reids Palace Hotel, Madeira.

Operating expenses

Operating expenses increased by $8.7 million, or 21%, from $40.7 million in the three months ended March 31, 2006 to $49.4 million in the three months ended March 31, 2007.  The increase was in line with revenue increases, with operating expenses remaining at 51% of revenue for the three months ended March 31, 2007, the same level as for the three months ended March 31, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.5 million, or 11%, from $32.2 million in the three months ended March 31, 2006 to $35.7 million in the three months ended March 31, 2007.  This increase was due to revenue increases driven by acquisitions.  As a percentage of revenue, selling, general and administrative expenses decreased by 4% to 37% in the three months ended March 31, 2007.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for the three months ended March 31, 2007 for OEH increased by 4%, from 10% for the three months ended March 31, 2006.  The increase was primarily due to the performance of the Rest of World properties, which increased margins from 32% in the three months to March 31, 2006 to 46% in the three months March 31, 2007.  Margins in Europe increased from negative 58% in the three months March 31, 2006 to negative 17% for the three months March 31, 2007.  Margins in the United States were flat at 26%.

Earnings (losses) from operations before net finance costs

Earnings from operations increased by $4.0 million from losses of $2.3 million in the three months ended March 31, 2006 to a profit of $1.7 million in the three months ended March 31, 2007, due to the factors described in the Overview above.

Net finance costs

Net finance costs increased by $1.4 million, or 15%, from $9.1 million for the three months ended March 31, 2006 to $10.5 million for the three months ended March 31, 2007.  The three months ended March 31, 2006 included a foreign exchange gain of $0.6 million compared to $0.1 million in the three months ended March 31, 2007.  Excluding this gain, net finance costs increased by $0.8 million, or 8%, from $9.8 million for the three months ended March 31, 2006 to $10.6 million for the three months ended March 31, 2007, due to the impact of financing of new investments and increases in U.S. interest rates.

Benefit from income taxes

The benefit from income taxes increased by $0.5 million, from a benefit of $2.2 million in the three months ended March 31, 2006 to a benefit of $2.7 million in the three months ended March 31, 2007.

The Company recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The benefit from income taxes of $2.7 million for the three months ended March 31, 2007 included a tax provision of $0.2 million in respect of the FIN 48 liability.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $0.5 million, or 28%, from $1.8 million in the three months ended March 31, 2006 to $2.3 million in the three months ended March 31, 2007.  This was mainly due to increased earnings from OEH’s investments in Peru and Charleston.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $59.5 million at March 31, 2007, $19.8 million less than the $79.3 million at December 31, 2006.  At March 31, 2007, there were undrawn amounts available to OEH under committed short-term lines of credit of $24.0 million and undrawn amounts available to OEH under secured revolving credit facilities of $94.8 million, bringing total cash availability at March 31, 2007 to $178.3 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $14.0 million at March 31, 2007, a decrease in the working capital of $29.8 million from a balance of $15.8 million surplus at December 31, 2006.  Changes in the following balances made the most contribution to the decrease in the working capital:

•                  Cash and cash equivalents have decreased by $19.8 million due to various activities described under “Cash Flow” below;

•                  Working capital facilities borrowings have increased by $20.0 million;

•                  Deferred revenue has increased by $10.7 million due to a higher volume of orders for the following quarter.

These have been offset by increases in prepaid expenses of $6.4 million, inventory of $3.2 million, real estate assets of $3.9 million and other working capital movements due to the higher activities in the hotel and real estate business anticipated later in the year.

OEH’s business does not require the maintenance of significant inventories or receivables and, therefore, working capital is not regarded as the most appropriate measure of liquidity.

Cash Flow

Operating Activities.  Net cash used in operating activities increased by $1.3 million from $1.3 million for the three months ended March 31, 2006 to $2.6 million for the three months ended March 31, 2007.  This was due to various movements in the working capital balances.

Investing Activities.  Cash used in investing activities increased by $0.4 million to $31.2 million for the three months ended March 31, 2007, compared to $30.8 million for the three months ended March 31, 2006.

The higher capital expenditure (increase of $5.8 million) was offset by lower acquisitions and by proceeds from sale of fixed assets (a total cash inflow of $5.4 million).  Capital expenditure of $27.2 million included $3.9 million for refurbishment of the Grand Hotel Europe, $2.3 million El Encanto construction costs, $2.1 million Casa de Sierra Nevada refurbishments, $2.0 million construction of assets at Cupecoy Village in St. Martin, $4.5 million capital expenditure at the Italian hotels and $1.9 million of Asian hotels capital costs.

Current quarter acquisitions of $4.7 million included the acquisition of 18% of the Laos hotel interest and repayment of final cash from the escrow account relating to the Grand Hotel Europe acquisition.  The 2006 first quarter acquisitions included 75% of Casa de Sierra Nevada and 25% of Maroma interests.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2007 was $13.9 million compared to $32.8 million for the three months ended March 31, 2006, a decrease of $18.9 million.  In the three months ended March 31, 2007, OEH had proceeds from borrowings under long-term debt of $0.1 million, compared to proceeds of $42.3 million for the three months ended March 31, 2006 which included $41.3 million of the Italian hotels facility drawdown.  Proceeds from working capital borrowings have increased by $10.9 million and cash used in long-term debt repayments has decreased by $10.9 million due to the changes in repayment terms following the refinancing projects completed in 2006.

Capital Commitments.  There were $48.9 million of capital commitments outstanding as of March 31, 2007 mainly on investments in owned hotels.

Indebtedness

At March 31, 2007, OEH had $667.9 million of long-term debt secured by assets ($608.4 million net of cash), including the current portion, which is repayable over periods of 1 to 8 years with a weighted average interest rate of 5.71%.  See Note 7 to the financial statements regarding the maturity of long-term debt.

Approximately 48% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At March 31, 2007, 77% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of March 31, 2007, the Company’s significant accounting policies and estimates, which are described in Note 1 to the financial statements in the Company’s 2006 Form 10-K annual report, have not changed from December 31, 2006, except for the adoption of FIN 48 on January 1, 2007 as described in Note 9.

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

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 – Management’s Discussion and Analysis in the Company’s 2006 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,200,000 on an annual basis based on borrowings at March 31, 2007. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2007 from those described in the Company’s 2006 Form 10-K annual report.

ITEM 4.      Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2007 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Paul M. White
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: May 10, 2007

EXHIBIT INDEX

3.1           –              Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-12030) and incorporated herein by reference.

3.2           –              Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on July 6, 2006 and incorporated herein by reference.

3.3           –              Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

31            –              Rule 13a-14(a)/15d-14(a) Certifications.

32            –              Section 1350 Certification.