Form 10-Q
period 2007-06-30
ORIENT EXPRESS HOTELS LTD
filed 2007-08-09
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

As of July 31, 2007, 42,443,000 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Assets
Cash and cash equivalents	$86,805	$79,318
Accounts receivable, net of allowances of $1,373 and $1,299	66,212	63,455
Due from related parties	25,247	19,939
Prepaid expenses	21,698	9,485
Inventories	40,416	35,789
Real estate assets	45,731	35,821
Total current assets	286,109	243,807

Property, plant and equipment, net of accumulated depreciation of $231,062 and $211,136	1,240,349	1,183,400
Investments	140,553	130,124
Goodwill	136,870	121,651
Other intangible assets	21,833	20,149
Other assets	54,095	52,532
	$1,879,809	$1,751,663
Liabilities and Shareholders’ Equity
Working capital facilities	$83,379	$46,590
Accounts payable	27,037	26,227
Due to related parties	—	1,249
Accrued liabilities	63,365	55,916
Deferred revenue	40,971	25,501
Current portion of long-term debt and capital leases	144,033	83,397
Total current liabilities	358,785	238,880

Long-term debt and obligations under capital leases	548,525	586,300
Liability for pension benefit	8,892	8,677
Other liabilities	2,330	2,330
Deferred income taxes	112,605	106,598
Liability for uncertain tax positions	30,174	—
	1,061,311	942,785
Commitments and contingencies
Minority interest	1,584	1,882

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued – 42,436,000 (2006 – 42,196,350)	424	422
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued – 18,044,478 (2006 – 18,044,478)	181	181
Additional paid-in capital	514,350	509,762
Retained earnings	286,870	301,785
Accumulated other comprehensive income/(loss)	15,270	(4,973)
Less: reduction due to class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	816,914	806,996
	$1,879,809	$1,751,663

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

		2006
Three months ended June 30,	2007	(restated)
	(Dollars in thousands, except per share amounts)

Revenue	$162,354	$134,705

Expenses:
Depreciation and amortization	10,067	8,702
Operating	73,549	62,272
Selling, general and administrative	44,723	36,584
Total expenses	128,339	107,558

Earnings from operations before net finance costs and gain on sale of investment	34,015	27,147
Gain on sale of investment	—	6,619

Interest expense, net	(10,938)	(10,575)
Foreign currency, net	1,151	(3,478)
Net finance costs	(9,787)	(14,053)

Earnings before income taxes and earnings from unconsolidated companies	24,228	19,713

Provision for income taxes	(8,759)	(2,958)

Earnings before earnings from unconsolidated companies	15,469	16,755

Earnings from unconsolidated companies, net of tax	4,234	3,326

Net earnings	$19,703	$20,081

Net earnings per share:
Basic	$0.46	$0.51
Diluted	$0.46	0.51

Dividends per share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2007	2006 (restated)
	(Dollars in thousands, except per share amounts)

Revenue	$258,280	$213,956

Expenses:
Depreciation and amortization	19,135	17,308
Operating	122,943	103,001
Selling, general and administrative	80,440	68,813
Total expenses	222,518	189,122

Earnings from operations before net finance costs and gain on sale of investment	35,762	24,834
Gain on sale of investment	—	6,619

Interest expense, net	(21,499)	(20,345)
Foreign currency, net	1,253	(2,796)
Net finance costs	(20,246)	(23,141)

Earnings before income taxes and earnings from unconsolidated companies	15,516	8,312

Provision for income taxes	(6,031)	(784)

Earnings before earnings from unconsolidated companies	9,485	7,528

Earnings from unconsolidated companies, net of tax	6,537	5,152

Net earnings	$16,022	$12,680

Net earnings per share:
Basic	$0.38	$0.32
Diluted	$0.38	$0.32

Dividends per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2007	2006 (restated)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$16,022	$12,680
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	19,135	17,347
Amortization and write-off of finance costs	1,630	1,333
Undistributed earnings of affiliates	(3,371)	(2,395)
Stock-based compensation	779	428
Change in deferred tax	674	(6,135)
Gains from disposals of fixed assets and investments	(322)	(6,619)
Other non-cash items	(607)	4,389
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(19,948)	(8,514)
Increase in inventories	(3,074)	(2,374)
Increase in real estate assets held for sale	(9,910)	(2,935)
Increase in payables, accrued liabilities and deferred revenue	24,393	28,571

Total adjustments	9,379	23,096

Net cash provided by operating activities	25,401	35,776

Cash flows from investing activities:
Capital expenditures	(46,608)	(60,895)
Acquisitions and investments, net of cash acquired	(20,339)	(20,377)
Proceeds from sale of fixed assets	1,227	9,499
Net cash provided by investing activities	(65,720)	(71,773)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	46,715	(508)
Stock options exercised	3,811	1,618
Issuance of long-term debt	12,170	84,754
Principal payments under long-term debt	(13,241)	(30,926)
Payment of common share dividends	(2,116)	(1,971)

Net cash provided by financing activities	47,339	52,967

Effect of exchange rate changes on cash and cash equivalents	467	570

Net increase in cash and cash equivalents	7,487	17,540

Cash and cash equivalents at beginning of period	79,318	38,397

Cash and cash equivalents at end of period	$86,805	$55,937

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings (restated)	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income (restated)

Balance, January 1, 2006	$—	$393	$181	$404,923	$314,207	$(46,123)	$(181)
Stock-based compensation	—	—	—	428	—	—	—
Stock options exercised	—	—	—	1,608	—	—	—
Dividends on common shares	—	—	—	—	(1,971)	—	—
Comprehensive income:
Net earnings	—	—	—	—	12,680	—	—	$12,680
Other comprehensive income	—	—	—	—	—	7,901	—	7,901
								$20,581
Balance, June 30, 2006	$—	$393	$181	$406,969	$324,916	$(38,222)	$(181)

Balance, January 1, 2007	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)
FIN48 liabilities	—	—	—	—	(28,820)	—	—
Stock-based compensation	—	—	—	779	—	—	—
Stock options exercised	—	2	—	3,809	—	—	—
Dividends on common shares	—	—	—	—	(2,117)	—	—
Comprehensive income:
Net earnings	—	—	—	—	16,022	—	—	$16,022
Other comprehensive income	—	—	—	—	—	20,243	—	20,243
								$36,265
Balance, June 30, 2007	$—	$424	$181	$514,350	$286,870	$15,270	$(181)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.     Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

(a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and  Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements.  Interim results are not necessarily indicative of results that may be expected for the year ended December 31, 2007.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  See Note 1 to the consolidated financial statements in the 2006 Form 10-K for additional information regarding significant accounting policies.

The accounting policies used in preparing these financial statements are the same as those applied in the Company’s 2006 Form 10-K, except that the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007, which is discussed in Note 9, and changed the functional currency of the Grand Hotel Europe from U.S. dollars to Russian rubles, as discussed in Note 1(g).

(b)  Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended June 30,	2007	2006

Basic	42,400	39,475
Effect of dilution	207	383
Diluted	42,607	39,858

Six months ended June 30,	2007	2006

Basic	42,329	39,443
Effect of dilution	199	362
Diluted	42,528	39,805

For the three months ended June 30, 2007 and 2006, the anti-dilutive effect of stock options on nil and nil class A common shares, respectively, was excluded from the computation of diluted earnings per share.  For the six months ended June 30, 2007 and 2006, the anti-dilutive effect of stock options on 157 and nil class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)  Dividends

On January 5, 2007, the Company declared a dividend of $0.025 per common share payable February 5, 2007 to shareholders of record January 19, 2007.

On April 5, 2007, the Company declared a dividend of $0.025 per common share payable May 4, 2007 to shareholders of record April 20, 2007.

(d)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $2,935,000 and $2,752,000 for the three months ended June 30, 2007 and 2006, respectively, and $5,729,000 and $5,094,000 for the six months ended June 30, 2007 and 2006, respectively.

(e)  Reclassification

Certain items in 2006 have been reclassified to conform to the 2007 presentation.

(f)  Restatement

As reported in the 2006 Form 10-K, subsequent to the issuance of the Company’s June 30, 2006 financial statements on Form 10-Q, the Company’s management determined that certain deferred tax liabilities, arising principally on the fair value adjustments made on the acquisition of subsidiaries between 1976 and 2002 as well as on other temporary differences in respect of land and buildings, were not recorded.  As a result, the provision for income taxes for the six months ended June 30, 2006 was overstated by $419,000 (for three months ended June 30, 2006 - $209,000), arising from the release of the deferred tax provision as the properties are depreciated.  The restatement adjustment did not impact OEH’s statement of condensed consolidated cash flows, except for increasing the net earnings and decreasing the change in deferred tax by $419,000.  Also the amortization of deferred finance costs amounting to $1,372,000 for the six months ended June 30, 2006 (for three months ended June 30, 2006 - $594,000) were reclassified from depreciation to interest expense.

The following tables present the impact of the restatement adjustment on OEH’s statement of condensed consolidated operations for the three and six months ended June 30, 2006 (dollars in thousands, except per share amounts):

Three months ended June 30, 2006	As previously reported	Adjustments	Restated

Revenue	$134,705	$—	$134,705

Expenses
Depreciation and amortization	9,296	(594)	8,702
Operating	62,272	—	62,272
Selling, general and administrative	36,584	—	36,584
Total expenses	108,152	(594)	107,558

Earnings from operations before net finance costs and gain on sale of investment	26,553	594	27,147

Gain on sale of investment	6,619	—	6,619

Interest expense, net	(9,981)	(594)	(10,575)
Foreign currency, net	(3,478)	—	(3,478)
Net finance costs	(13,459)	(594)	(14,053)
Earnings before income taxes and earnings from unconsolidated companies	19,713	—	19,713

Provision for income taxes	(3,167)	209	(2,958)

Earnings before earnings from unconsolidated companies	16,546	209	16,755

Earnings from unconsolidated companies, net of tax	3,326	—	3,326

Net earnings	$19,872	$209	$20,081

Net earnings per share:
Basic	$0.50	$0.01	$0.51
Diluted	$0.50	$0.01	$0.51

Six months ended June 30, 2006	As previously reported	Adjustments	Restated

Revenue	$213,956	$—	$213,956

Expenses
Depreciation and amortization	18,680	(1,372)	17,308
Operating	103,001	—	103,001
Selling, general and administrative	68,813	—	68,813
Total expenses	190,494	(1,372)	189,122

Earnings from operations before net finance costs and gain on sale of investment	23,462	1,372	24,834

Gain on sale of investment	6,619	—	6,619

Interest expense, net	(18,973)	(1,372)	(20,345)
Foreign currency, net	(2,796)	—	(2,796)
Net finance costs	(21,769)	(1,372)	(23,141)
Earnings before income taxes and earnings from unconsolidated companies	8,312	—	8,312

Provision for income taxes	(1,203)	419	(784)

Earnings before earnings from unconsolidated companies	7,109	419	7,528

Earnings from unconsolidated companies, net of tax	5,152	—	5,152

Net earnings	$12,261	$419	$12,680

Net earnings per share:
Basic	$0.31	$0.01	$0.32
Diluted	$0.31	$0.01	$0.32

(g)  Change of the functional currency of the Grand Hotel Europe

Due to the changes in the currency in which Grand Hotel Europe primarily expends and generates cash, OEH management has reconsidered the functional currency indicators described in SFAS No. 52, “Foreign Currency Translation” and has decided to change the functional currency of the hotel from U.S. dollars to Russian rubles.  The change was recorded with effect from January 1, 2007 and has resulted in revaluation of goodwill (increase of $2,501,000), fixed assets (increase of $7,480,000), and foreign exchange loss/gain recorded in the profit and loss account ($200,000 increase in net earnings for the three months ended June 30, 2007) with the corresponding revaluation gain being recorded within other comprehensive income accounts as at June 30, 2007.

2.     Acquisitions

Afloat in France acquisition

On April 12, 2007, OEH exercised its option to acquire the remaining 50% it did not own in the company operating the Afloat in France canal and river cruise business, for a cash consideration of $2,700,000, bringing OEH’s investment to 100% ownership.

The following table summarizes the estimated fair values of 50% of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

April 12, 2007

Goodwill and other intangible assets	$3,946
Total assets acquired	3,946

Current liabilities	(1,246)
Total liabilities assumed	(1,246)
Net assets acquired	$2,700

Cash consideration	$2,700

OEH’s combined investments in the Afloat in France business results in total goodwill as follows (dollars in thousands):

April 12, 2007

Purchase price paid for the initial 50%, less accumulated losses	$96
Purchase price of the second 50% interest	2,700
2,796
Add:
Fair value of liabilities assumed	2,491
Less:
Fair value of assets acquired	—
Total goodwill	$5,287

The canalboats operated by the acquired company had been purchased by OEH in 2004 and leased to the operating company.  Goodwill and other intangible assets of $5,287,000 has been recorded, of which $nil will be deductible as operating expenses for tax purposes.  This acquisition enabled OEH to take full control of the Afloat in France operation and to receive 100% of operating revenues that the business is expected to generate in future years, which contributed to the purchase price and resulted in goodwill.

The acquisition of Afloat in France has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the consolidated financial statements of OEH from April 12, 2007.

The provisional fair values may be adjusted within one year of the acquisition date as the valuation of certain assets remains to be finalized.

The proforma results of operations data presented below assume that the Afloat in France acquisition had been made at the beginning of 2006.  The proforma data are presented for informational purposes only and are not necessarily indicative of the results of future operations, nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2006 (dollars in thousands, except per share amounts):

Six months ended June 30,	2007	2006

Revenue	$259,480	$215,014
Net earnings	$15,998	$12,616
Earnings per share:
Basic	$0.38	$0.32
Diluted	$0.38	$0.32

Royal Scotsman acquisition

On April 25, 2007, OEH exercised its option to acquire the remaining 50% it did not own in the company owning and operating the Royal Scotsman tourist train, for a cash consideration of £1,375,000 (equivalent of $2,750,000), bringing OEH’s investment to 100% ownership.

The following table summarizes the estimated fair values of 50% of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

April 25, 2007

Goodwill and other intangible assets	$1,770
Property, plant and equipment	3,311
Current assets	47
Total assets acquired	5,128

Current liabilities	(746)
Deferred tax liabilities	(610)
Long-term debt	(1,022)
Total liabilities assumed	(2,378)
Net assets acquired	$2,750

Cash consideration	$2,750

OEH’s combined investments in the Royal Scotsman business results in total goodwill as follows (dollars in thousands):

April 25, 2007

Purchase price paid for the initial 50%, plus accumulated profits	$1,450
Purchase price of the second 50% interest	2,750
4,200
Add:
Fair value of liabilities assumed	4,756
Less:
Fair value of assets acquired	(6,716)
Total goodwill	$2,240

Property, plant and equipment of the Royal Scotsman have been fair valued based on the estimated replacement cost of the train.  Goodwill of $2,240,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.  This acquisition enabled OEH to take full control of the Royal Scotsman operation and receive 100% of operating revenues that the business is expected to generate in future years, which contributed to the purchase price and resulted in goodwill.

The acquisition of the Royal Scotsman has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the consolidated financial statements of OEH from April 25, 2007.

The provisional fair values may be adjusted within one year of the acquisition date as the valuation of certain assets remains to be finalized.

The proforma results of operations data presented below assume that the Royal Scotsman acquisition had been made at the beginning of 2006.  The proforma data are presented for informational purposes only and are not necessarily indicative of the results of future operations, nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2006 (dollars in thousands, except per share amounts):

Six months ended June 30,	2007	2006

Revenue	$260,242	$215,084
Net earnings	$15,914	$12,347
Earnings per share:
Basic	$0.38	$0.31
Diluted	$0.38	$0.31

La Résidence Phou Vao minority interests acquisition

Effective March 10, 2007, OEH purchased an additional 18% interest in La Résidence Phou Vao in Luang Prabang, Laos for a cash consideration of $376,000 bringing its interest to 69%.  A deferred tax liability of $83,000 has been recorded on the acquisition arising mainly on the fair value adjustment to assets of $236,000.  Goodwill has been reduced by $52,000 due to elimination of minority interest losses brought forward recorded in the goodwill arising on the original acquisition of the Pansea hotels group in Asia.

Final retention payment relating to Grand Hotel Europe acquisition

In March 2007, a final retention payment of $2,850,000 plus accrued interest of $218,000 has been made in accordance with the original agreement for the acquisition of Grand Hotel Europe in St. Petersburg completed in February 2005.

3.     Investments

Buzios investment

On June 7, 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil, for a cash consideration of $5,000,000.  OEH intends to build a hotel and villas on the acquired land.  The remaining 50% of the property holding company is expected to be sold to OEH for a cash consideration of $5,000,000 when the building permits are obtained from the local authorities.  In accordance with the sale and purchase agreement with the owners of the other 50%, if permits are not received, the owners have an option to repurchase OEH’s 50% share for the amount of investment made to date, or if the owners do not exercise this option, OEH has an option to sell 100% of the company to a third party at the market price in order to realize its investment.

Unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006

Current assets	$55,967	$50,782
Property, plant and equipment, net	340,818	347,772
Other assets	48,354	46,022
Total assets	$445,139	$444,576

Current liabilities	$46,755	$59,621
Long-term debt	234,941	224,477
Other liabilities	93,022	86,637
Total shareholders’ equity	70,421	70,841
Total liabilities and shareholders’ equity	$445,139	$444,576

Three months ended June 30,	2007	2006

Revenue	$51,550	$46,519
Earnings from operations before net finance costs	$12,390	$8,535
Net earnings	$3,270	$50

Six months ended June 30,	2007	2006

Revenue	$93,387	$83,577
Earnings from operations before net finance costs	$19,115	$12,463
Net earnings/(losses)	$2,756	$(3,088)

4.  Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006

Land and buildings	$1,042,784	$998,227
Machinery and equipment	206,488	191,050
Fixtures, fittings and office equipment	202,944	186,075
River cruiseship and canalboats	19,195	19,184
	1,471,411	1,394,536
Less: accumulated depreciation	(231,062)	(211,136)
	$1,240,349	$1,183,400

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006

Freehold and leased land and buildings	$16,671	$16,006
Machinery and equipment	2,667	2,205
Fixtures, fittings and office equipment	1,335	1,678
	20,673	19,889
Less: accumulated depreciation	(2,519)	(2,241)
	$18,154	$17,648

5.     Goodwill

OEH’s goodwill consists of $9,046,000 related to the trains and cruises reporting segment and $127,824,000 related to the hotels and restaurants reporting segment.

6.     Other intangible assets

Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000, the purchase price allocation of $260,000 for the Casa de Sierra Nevada tradename, the value attributed to certain internet sites acquired of $1,918,000, and the favorable lease intangible assets acquired as part of the acquisition of the Pansea hotels group of $12,555,000.  The  amortization expense relating to the favorable Pansea leases was approximately $146,000 for the three months ended June 30, 2007

(2006 - $nil) and $238,000 for the six months ended June 30, 2007 (2006 - $nil).

7.     Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	June 30, 2007	December 31, 2006

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 8 years, with a weighted average interest rate of 5.77% and 5.80%, respectively, primarily based on LIBOR	$673,545	$649,513
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 7.48% and 5.65%, respectively, based on LIBOR	3,000	3,500
Obligations under capital lease	16,013	16,684
	692,558	669,697
Less: current portion	144,033	83,397
	$548,525	$586,300

The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants.  At June 30, 2007, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $241,000,000 loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2007 (dollars in thousands):

Year ending December 31,
2008	$18,002
2009	29,800
2010	50,539
2011	368,259
2012 and thereafter	81,925
$548,525

8.     Other liabilities

Other liabilities consist of $2,330,000 of deferred consideration arising on the Casa de Sierra Nevada acquisition.

9.     Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended June 30, 2007 of $8,759,000 compared to a provision of $2,958,000 for the corresponding period in 2006. OEH’s current tax cost for the three months ended June 30, 2007 is $3,171,000 compared to a cost of $5,179,000 in 2006.

Cumulatively, OEH recorded a tax provision for the six months ended June 30, 2006 of $6,031,000 compared to a provision of $784,000 for the corresponding six months in 2006. OEH’s current tax cost for the six months ended June 30, 2007 is $5,650,000 compared to a cost of $7,449,000 in 2006.

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

OEH’s tax provision of $6,031,000 for the six months ended June 30, 2007 includes a tax charge of $707,000 in respect of the FIN 48 provision, including a charge of $428,000 that relates to costs of potential interest and penalties associated with the uncertain tax positions.

At June 30, 2007, OEH recognized a $30,174,000 provision in respect of its uncertain tax positions, including foreign exchange movements. OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by between $6,000,000 to $8,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated subsidiaries are reported net of tax in the statements of condensed consolidated operations.

The applicable tax provision in the three months ended June 30, 2007 was $1,377,000 compared to a provision of $1,923,000 in the corresponding period in 2006. The cumulative tax provision applicable to unconsolidated subsidiaries in the six months ended June 30, 2007 was $2,563,000 compared to a provision of $2,337,000 in the corresponding period in 2006.

10.  Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended June 30,	2007	2006

Service cost	$—	$284
Interest cost	290	229
Expected return on plan assets	(268)	(214)
Amortization of net loss	140	125
Net periodic benefit cost	$162	$424

Six months ended June 30,	2007	2006
Service cost	$—	$547
Interest cost	574	442
Expected return on plan assets	(530)	(412)
Amortization of net loss	277	240
Net periodic benefit cost	$321	$817

As reported in Note 10 to the financial statements in the Company’s 2006 Form 10-K annual report, OEH expected to contribute $940,000 to its defined benefit pension plan in 2007.  As of June 30, 2007, $445,000 of contributions had been made.  OEH anticipates contributing an additional $495,000 to fund its defined benefit pension plan in 2007 for a total of $940,000.

11.  Supplemental cash flow information

(Dollars in thousands):

Six months ended June 30,	2007	2006

Cash paid for:
Interest	$23,984	$10,111
Income taxes	$5,650	$1,319

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Six months ended June 30,	2007	2006

Fair value of assets acquired	$9,533	$15,233
Cash paid	(5,826)	(14,070)
Liabilities assumed	$3,707	$1,163

12.  Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	June 30, 2007	December 31, 2006

Foreign currency translation adjustments	$21,536	$3,545
Derivative financial instruments	2,469	—
Additional minimum pension liability, net of tax	(8,735)	(8,518)
	$15,270	$(4,973)

The components of comprehensive income are as follows (dollars in thousands):

Six months ended June 30,	2007	2006 (restated)

Net earnings on common shares	$16,022	$12,680
Foreign currency translation adjustments	17,774	7,833
Change in fair value of derivatives	2,469	68
Comprehensive income	$36,265	$20,581

13.  Commitments

Outstanding contracts to purchase fixed assets were approximately $42,385,000 at June 30, 2007 (December 31, 2006 -$21,839,000).

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

	Three months ended June 30,	2007	2006 (restated)

	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$76,999	$61,192
	– North America	21,986	21,026
	– Rest of world	28,706	22,383
	Hotel management/part ownership interests	2,924	2,786
	Restaurants	5,643	5,520
		136,258	112,907
	Tourist trains and cruises	25,249	19,843
	Real estate	847	1,955
		$162,354	$134,705

	Segment EBITDA:
Owned hotels	– Europe	$31,778	$24,268
	– North America	3,315	4,340
	– Rest of world	4,930	3,564
	Hotel management/part ownership interests	7,029	6,274
	Restaurants	1,288	1,491
	Tourist trains and cruises	8,712	5,362
	Real estate	(24)	1,154
	Central overheads	(7,335)	(5,355)
	Gain on sale of investment	—	6,619
		$49,693	$47,717

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$49,693	$47,717
	Less:
	Depreciation and amortization	10,067	8,702
	Interest expense, net	10,938	10,575
	Foreign currency, net	(1,151)	3,478
	Provision for income taxes	8,759	2,958
	Share of provision for income taxes of unconsolidated companies	1,377	1,923
	Net earnings	$19,703	$20,081

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended June 30,	2007	2006

Revenue:
Europe	$101,638	$80,490
North America	29,691	29,778
Rest of world	31,025	24,437
	$162,354	$134,705

	Six months ended June 30,	2007	2006 (restated)

	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$98,114	$73,577
	– North America	45,124	41,735
	– Rest of world	63,351	52,211
	Hotel management/part ownership interests	5,298	4,771
	Restaurants	10,938	10,839
		222,825	183,133
	Tourist trains and cruises	34,608	26,672
	Real estate	847	4,151
		$258,280	$213,956

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$7,707	$7,212
	– North America	3,550	3,537
	– Rest of world	5,335	4,355
	Restaurants	461	439
		17,073	15,543
	Tourist trains and cruises	2,062	1,765
		$19,135	$17,308

	Segment EBITDA:
Owned hotels	– Europe	$28,223	$17,101
	– North America	9,435	9,642
	– Rest of world	16,145	13,141
	Hotel management/part ownership interests	11,676	9,644
	Restaurants	2,156	2,589
	Tourist trains and cruises	9,860	5,528
	Real estate	(482)	1,873
	Central overheads	(13,016)	(9,887)
	Gain on sale of investment	—	6,619
		$63,997	$56,250

Six months ended June 30,	2007	2006 (restated)
Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$63,977	$56,250
Less:
Depreciation and amortization	19,135	17,308
Interest expense, net	21,499	20,345
Foreign currency, net	(1,253)	2,796
Provision for income taxes	6,031	784
Share of provision for income taxes of unconsolidated companies	2,563	2,337
Net earnings	$16,022	$12,680

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$4,582	$3,352
Restaurants	—	191
	4,582	3,543
Tourist trains and cruises	1,955	1,609
	$6,537	$5,152

Capital expenditure:
Owned hotels – Europe	$18,649	$33,751
– North America	16,211	12,574
– Rest of world	6,923	6,431
Hotel management/part ownership interests	—	—
Restaurants	457	194
Tourist trains and cruises	1,772	6,249
Real estate	2,596	1,696
	$46,608	$60,895

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Six months ended June 30,	2007	2006
Revenue:
Europe	$129,476	$97,644
North America	59,079	58,529
Rest of world	69,725	57,783
	$258,280	$213,956

15.  Derivative financial instruments

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000 ($95,000,000) and €24,700,000 ($31,000,000) that limit the exposure to a fixed rate level.  Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge and, therefore, changes in the fair value of this swap were recorded to interest expense in earnings.  The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective December 31, 2006.  This swap is expected to be and has been highly effective.   The $2,468,000 of the movement in the fair value of the swap has, therefore, been recorded in other comprehensive income with only the amount deemed ineffective, of $49,000, being recognized in earnings.

Of the existing gains at June 30, 2007, approximately $151,000 will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contract.

At June 30, 2007 and December 31, 2006, the fair values of the outstanding interest rate swaps were accounted for as other non-current assets at $3,845,000 and $687,000, respectively.

16.  Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2002.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended June 30, 2007, OEH earned $1,541,000 (2006 - $1,563,000) in management fees which are recorded in revenue, and $2,935,000 (2006 - $2,752,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  For the six months ended June 30, 2007, OEH earned $2,892,000 (2006 - $2,637,000) in management fees which are recorded in revenue, and $5,729,000 (2006 - $5,094,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended June 30, 2007, OEH earned management and guarantee fees of $1,619,000 (2006 - $1,346,000) and loan interest of $15,000 (2006 - $24,000) which are recorded in revenue.   In the six months ended June 30, 2007, OEH earned management and guarantee fees of $2,948,000 (2006 - $2,420,000) and loan interest of $31,000 (2006 - $56,000) which are recorded in revenue.  At June 30, 2007, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.  All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and which is accounted for under the equity method.  For the three months ended June 30, 2007, OEH earned $452,000 (2006 - $364,000) in management fees, which are included in revenue.  For the six months ended June 30, 2007, OEH earned $685,000 ($2006 - $610,000) in management fees.

OEH has granted to James Sherwood, a director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of prior quarter’s financial statements

As disclosed in the 2006 Form 10-K, OEH has restated its condensed consolidated 2006 quarterly financial statements.  As more fully discussed in Note 1 to the financial statements in this report, OEH restated its statements of condensed consolidated operations and its statements of condensed consolidated cash flows for the three and six months periods ended June 30, 2006.  The restatement corrects for errors made in the application of U.S. generally accepted accounting principles for deferred tax accounting and a reclassification of financing costs.  All comparisons in this Item 2 reflect restatements of OEH’s quarterly financial results for 2006.

Results of Operations

Three Months Ended June 30, 2007 compared to

Three Months Ended June 30, 2006

OEH’s operating results for the three months ended June 30, 2007 and 2006, expressed as a percentage of revenue, were as follows:

	Three months ended June 30
	2007	2006
	%	%
Revenue:
Hotels and restaurants	84	84
Tourist trains and cruises	16	15
Real estate	0	1
	100	100
Expenses:
Depreciation and amortization	6	7
Operating	45	46
Selling, general and administrative	28	27
Gain on sale of investment	—	(5)
Net finance costs	6	10
Earnings before income taxes	15	15
Provision for income taxes	(5)	(2)
Earnings from unconsolidated companies	2	2
Net earnings as a percentage of total revenue	12	15

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2007 and 2006 are analyzed as follows (dollars in millions):

	Three months ended June 30
	2007	2006
Segment EBITDA:
Owned hotels:
Europe	$31.8	$24.3
North America	3.3	4.3
Rest of the world	4.9	3.6
Hotel management interests	7.0	6.3
Restaurants	1.3	1.5
Tourist trains and cruises	8.7	5.3
Real estate	0.0	1.2
Central overheads	(7.3)	(5.4)
Gain on sale of investment	—	6.6
Total segment EBITDA	$49.7	$47.7

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended June 30
	2007	2006 (restated)
Net earnings	$19.7	$20.1
Add:
Depreciation and amortization	10.1	8.7
Net finance costs	9.8	14.0
Provision for income taxes	8.8	3.0
Share of provision for income taxes of unconsolidated companies	1.3	1.9
Segment EBITDA	$49.7	$47.7

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

Operating information for OEH’s owned hotels for the three months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30
	2007	2006

Average Daily Rate (in dollars)
Europe	737	627
North America	356	320
Rest of the world	245	248
Worldwide	458	417

Rooms Available (in thousands)
Europe	91	87
North America	56	55
Rest of the world	104	83
Worldwide	251	225

Rooms Sold (in thousands)
Europe	61	57
North America	37	39
Rest of the world	62	49
Worldwide	160	145

RevPAR (in dollars)
Europe	495	413
North America	235	228
Rest of the world	147	146
Worldwide	292	269

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	476	396	20	13
North America	321	303	6	6
Rest of the world	163	146	12	10
Worldwide	315	270	17	12

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

The net earnings for the period was $19.7 million ($0.46 per common share) on revenue of $162.4 million, compared with a net earnings of $20.1 million ($0.51 per common share) on revenue of $134.7 million in the prior year second quarter, due to the factors described in the sections below.

Revenue

Total revenue increased by $27.7 million, or 21%, from $134.7 million in the three months ended June 30, 2006 to $162.4 million in the three months ended June 30, 2007.  Hotels and restaurants revenue increased by $23.6 million, or 21%, from $112.9 million in the three months ended June 30, 2006 to $136.5 million in the three months ended June 30, 2007, and tourist trains and cruises increased by $5.4 million, or 27%, from $19.8 million for the three months ended June 30, 2006 to $25.2 million for the three months ended June 30, 2007.  Real estate revenues for the three months ended June 30, 2007 were $0.8 million, compared with $2.0 million for the three months ended June 30, 2006.

The performance of both the European hotels portfolio and the trains and cruises portfolio showed good growth.  This, coupled with the Asian hotels portfolio (acquired in the third quarter of 2006) and growth in Southern Africa and South America, saw revenues 21% ahead for the three months ended June 30, 2007.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 17% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Measured in local currencies this increase was 12%, primarily due to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $15.8 million, or 26%, from $61.2 million for the three months ended June 30, 2006 to $77.0 million for the three months ended June 30, 2007.  Revenues from the Italian portfolio grew 27% from $29.2 million in the three months ended June 30 2006 to $37.2 million in the three months ended June 30, 2007.  The Grand Hotel Europe saw revenues increase $3.5 million to $15.9 million in the three months ended June 30, 2007.  All other European properties saw a growth in revenue in three months ended June 30, 2007 compared to the three months ended June 30, 2006.

On a same store basis, excluding the above, RevPAR in local currency grew 13%.  In U.S. dollars, this translated into an increase of 20%.

North America.  Revenue increased by $0.9 million, or 4%, from $21.0 million in the three months ended June 30, 2006 to $21.9 million in the three months ended June 30, 2007.  Maroma in Mexico recorded revenue of $4.1 million for the three months ended June 30, 2007, an increase of $1.5 million over the same period in 2006, reflecting good recovery since the 2005 hurricanes.  This was offset by the impact of the closure of El Encanto for refurbishment, with the property recording no revenue for the three months ended June 30, 2007 as compared with $1.4 million in the same period in 2006.

On a same store basis, RevPAR increased by 6% which was driven entirely by rate.

Rest of the World.  Revenue increased by $6.3 million, or 28%, from $22.4 million in the three months ended June 30, 2006 to $28.7 million in the three months ended June 30, 2007.  The impact of the acquisition of the Asian hotels (former Pansea hotels group) added revenues of $3.1 million.  Southern Africa revenues increased by $1.7 million, or 26%, from $6.5 million to $8.2 million in the three months ended June 30, 2007.  South America revenues increased by $0.2 million, or 3%, from $8.0 million in the three months ended June 30, 2006 to $8.2 million in the three months ended June 30, 2007.

The RevPAR on a same store basis for the Rest of the World region increased by 10% in local currencies in the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Approximately 2% of this increase was due to increased occupancies at the hotels with 8% due to a higher achieved average daily rate.  This RevPAR increase in local currencies translated to a 12% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.1 million, or 4%, from $2.8 million in the three months ended June 30, 2006 to $2.9 million in the three months ended June 30, 2007, due to increased revenues at the Ritz, Madrid and the hotels in Peru.

Trains and Cruises.  Revenue increased by $5.4 million, or 27%, from $19.8 million in the three months ended June 30, 2006 to $25.2 million in the three months ended June 30, 2007, due primarily to the performance of Venice Simplon-Orient-Express and the addition of the Royal Scotsman, which contributed $1.9 million in the three months ended June 30, 2007.

Real Estate.  Revenue decreased by $1.2 million from $2.0 million in the three months ended June 30, 2006 to $0.8 million in the three months to June 30, 2007, due to lower sales being recorded at Keswick Hall in that period.

Depreciation and amortization

Depreciation and amortization increased by $1.4 million, or 16%, from $8.7 million in the three months ended June 30, 2006 to $10.1 million in the three months ended June 30, 2007, primarily due to the effect of acquisitions of the Asian hotels (former Pansea hotels group) and capital expenditures during the 12 months to June 30, 2007, including the refurbishment of the Copacabana Palace Hotel, Grand Hotel Europe and Reids Palace Hotel.

Operating expenses

Operating expenses increased by $11.2 million, or 18%, from $62.3 million in the three months ended June 30, 2006 to $73.5 million in the three months ended June 30, 2007.  The increase was in line with revenue increases, with operating expenses at 45% of revenue for the three months ended June 30, 2007, compared to 46% for the three months ended June 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $8.1 million, or 22%, from $36.6 million in the three months ended June 30, 2006 to $44.7 million in the three months ended June 30, 2007.  This increase was primarily due to revenue increases.  As a percentage of revenue, selling, general and administrative expenses remained at 28% for the three months ended June 30, 2007.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for the three months ended June 30, 2007 for OEH decreased by 4%, from 35% for the three months ended June 30, 2006 to 31% for the three months ended June 30, 2007.  The higher margin in 2006 was primarily due to the sale of investment in Harry’s Bar in the second quarter of 2006.  The European properties margins increased from 40% in the three months ended June 30, 2006 to 41% in the three months ended June 30, 2007.  Margins at the Rest of the World hotels increased from 16% in the three months June 30, 2006 to 17% for the three months ended June 30, 2007.  Margins in the North America decreased from 21% in the three months ended June 30, 2006 to 15% for the same period in 2007.

Earnings from operations before net finance costs and gain on sale of investments

Earnings from operations increased by $6.9 million from $27.1 million in the three months ended June 30, 2006 to $34.0 million in the three months ended June 30, 2007, due to the factors described above.

Net finance costs

Net finance costs decreased by $4.3 million, or 30%, from $14.1 million for the three months ended June 30, 2006 to $9.8 million for the three months ended June 30, 2007.  The three months ended June 30, 2007 included a foreign exchange gain of $1.1 million compared to a foreign exchange loss of $3.5 million in the three months ended June 30, 2006.  Excluding this gain, net finance costs increased by $0.3 million, or 3%, from $10.6 million for the three months ended June 30, 2006 to $10.9 million for the three months ended June 30, 2007, due to the impact of financing of new investments and increases in U.S. interest rates.

Provision for income taxes

The provision for income taxes increased by $5.8 million, from a provision of $3.0 million in the three months ended June 30, 2006 to a provision of $8.8 million in the three months ended June 30, 2007.

The Company recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007.  The provision for income taxes of $8.8 million for the three months ended June 30, 2007 included a tax provision of $0.4 million in respect of the FIN 48 liability.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $0.9 million, or 27%, from $3.3 million in the three months ended June 30, 2006 to $4.2 million in the three months ended June 30, 2007.  This was mainly due to increased earnings from Charleston Place and OEH’s investments in Peru.

Six months ended June 30, 2007 compared to

Six months ended June 30, 2006

OEH’s operating results for the six months ended June 30, 2007 and 2006, expressed as a percentage of revenue, were as follows:

	Six months ended June 30
	2007	2006
	%	%
Revenue:
Hotels and restaurants	86	86
Tourist trains and cruises	13	12
Real estate	1	2
	100	100
Expenses:
Depreciation and amortization	7	8
Operating	48	48
Selling, general and administrative	31	32
Gain on sale of investment	—	(3)
Net finance costs	8	11
Earnings before income taxes	6	4
Provision for income taxes	(2)	—
Earnings from unconsolidated companies	2	2
Net losses as a percentage of total revenue	6	6

Segment EBITDA of OEH’s operations for the six months ended June 30, 2007 and 2006 are analyzed as follows (dollars in millions):

	Six months ended June 30
	2007	2006
Segment EBITDA:
Owned hotels:
Europe	$28.2	$17.1
North America	9.4	9.6
Rest of the world	16.1	13.1
Hotel management interests	11.7	9.7
Restaurants	2.2	2.6
Tourist trains and cruises	9.9	5.5
Real estate	(0.5)	1.9
Central overheads	(13.0)	(9.9)
Gain on sale of investment	—	6.6
Total segment EBITDA	$64.0	$56.2

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Six months ended June 30
	2007	2006
Net earnings	$16.0	$12.7
Add:
Depreciation and amortization	19.1	17.3
Net finance costs	20.2	23.1
Provision for income taxes	6.1	0.8
Share of provision for income taxes of unconsolidated companies	2.6	2.3
Segment EBITDA	$64.0	$56.2

Operating information for OEH’s owned hotels for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended June 30
	2007	2006

Average Daily Rate (in dollars)
Europe	639	558
North America	396	333
Rest of the world	266	282
Worldwide	407	376

Rooms Available (in thousands)
Europe	154	134
North America	112	104
Rest of the world	215	169
Worldwide	481	407

Rooms Sold (in thousands)
Europe	86	73
North America	73	77
Rest of the world	136	107
Worldwide	295	257

RevPAR (in dollars)
Europe	356	307
North America	257	246
Rest of the world	168	178
Worldwide	249	238

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	437	363	20	13
North America	352	336	5	5
Rest of the world	189	178	6	8
Worldwide	284	253	12	10

Revenue

Total revenue increased by $44.3 million, or 21%, from $214.0 million in the six months ended June 30, 2006 to $258.3 million in the six months ended June 30, 2007.  Hotels and restaurants revenue increased by $39.7 million, or 22%, from $183.1 million in the six months ended June 30, 2006 to $222.8 million in the six months ended June 30, 2007, and tourist trains and cruises increased by $7.9 million, or 30%, from $26.7 million for the six months ended June 30, 2006 to $34.6 million for the six months ended June 30, 2007.  The increase in total revenue was due primarily to the addition of the Asian hotels portfolio, which reported revenues of $7.2 million, and the performance of the European hotels and trains and cruises portfolios.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 12% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  Measured in local currencies this increase was 10%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe.  Revenue increased by $24.5 million, or 33%, from $73.6 million for the six months ended June 30, 2006 to $98.1 million for the six months ended June 30, 2007.  Increases at the Italian properties, Reids Palace Hotel (closed in the first quarter of 2006) and the Grand Hotel Europe, were the main contributors to the growth.

On a same store basis, RevPAR in local currency increased by 13%.  In U.S. dollars, this translated into an increase of 20%.

North America.  Revenue increased by $3.4 million, or 8%, from $41.7 million in the six months ended June 30, 2006 to $45.1 million in the six months ended June 30, 2007.

On a same store basis, RevPAR increased by 5% which was driven entirely by rate.

Rest of the World.  Revenue increased by $11.1 million, or 21%, from $52.2 million in the six months ended June 30, 2006 to $63.3 million in the six months ended June 30, 2007.  The impact of the acquisition of the Asian hotels (former Pansea hotels group) increased revenues by $7.2 million.  Southern Africa revenues increased $1.7 million in the six months ended June 30, 2007 from $17.1 million to $18.8 million, or 10%.  South America revenues increased by $1.8 million, or 9%, from $20.0 million in the six months ended June 30, 2006 to $21.8 million in the six months ended June 30, 2007.

The RevPAR on a same store basis for the Rest of the World region increased by 8% in local currencies in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  This RevPAR increase in local currencies translated to a

6% increase when expressed in U.S. dollars.  This was driven almost entirely by rate.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.5 million, or 10%, from $4.8 million in the six months ended June 30, 2006 to $5.3 million in the six months ended June 30, 2007, due to increased revenues at Charleston Place and the hotels in Peru.

Trains and Cruises.  Revenue increased by $7.9 million, or 30%, from $26.7 million in the six months ended June 30, 2006 to $34.6 million in the six months ended June 30, 2007, due primarily to the performance of Venice Simplon-Orient-Express and the fully acquired Royal Scotsman.

Real Estate.  Revenue decreased by $3.4 million from $4.2 million in the six months ended June 30, 2006 to $0.8 million in the six months to June 30, 2007, due to lower sales being recorded at Keswick Hall in that period.

Depreciation and amortization

Depreciation and amortization increased by $1.8 million, or 10%, from $17.3 million in the six months ended June 30, 2006 to $19.1 million in the six months ended June 30, 2007, primarily due to the effect of acquisitions of the Asian hotels (former Pansea hotels group) and capital expenditures during the 12 months to June 30, 2007, including the refurbishment of the Copacabana Palace Hotel, Grand Hotel Europe and Reids Palace Hotel.

Operating expenses

Operating expenses increased by $19.9 million, or 19%, from $103.0 million in the six months ended June 30, 2006 to $122.9 million in the six months ended June 30, 2007.  The increase was in line with revenue increases, with operating expenses remaining at 48% of revenue for the six months ended June 30, 2007, the same level as for the six months ended June 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.6 million, or 17%, from $68.8 million in the six months ended June 30, 2006 to $80.4 million in the six months ended June 30, 2007.  This increase was primarily due to revenue increases.  As a percentage of revenue, selling, general and administrative expenses decreased by 1% to 31% in the six months ended June 30, 2007.

Margins

Segment EBITDA margins for the six months ended June 30, 2007 for OEH decreased by 1%, from 26% for the six months ended June 30, 2006.  The higher margin in 2006 was primarily due to the gain from the sale of investment in Harry’s Bar in the second quarter of 2006.  The European properties margins increased from 23% in the six months ended June 30, 2006 to 29% in the six months ended June 30, 2007.  Margins at the Rest of the World hotels were flat at 25% in the six months ended June 30, 2007.  Margins in North America were down from 24% to 21%.

Earnings from operations before net finance costs and gain on sale of investments

Earnings from operations increased by $11.0 million from $24.8 million in the six months ended June 30, 2006 to $35.8 million in the six months ended June 30, 2007, due to the factors described above.

Net finance costs

Net finance costs decreased by $2.9 million, or 13%, from $23.1 million for the six months ended June 30, 2006 to $20.2 million for the six months ended June 30, 2007.  The six months ended June 30, 2007 included a foreign exchange gain of $1.3 million compared to a foreign exchange loss of $2.8 million in the six months ended June 30, 2006.  Excluding this gain, net finance costs increased by $1.2 million, or 6%, from $20.3 million for the six months ended June 30, 2006 to $21.5 million for the six months ended June 30, 2007, due to the impact of financing of new investments and increases in U.S. interest rates.

Provision for income taxes

The provision for income taxes increased by $5.2 million, from a provision of $0.8 million in the six months ended June 30, 2006 to a provision of $6.0 million in the six months ended June 30, 2007.

The Company recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The provision for income taxes of $6.0 million for the six months ended June 30, 2007 included a tax provision of $0.7 million in respect of the FIN 48 liability.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $1.3 million, or 25%, from $5.2 million in the six months ended June

30, 2006 to $6.5 million in the six months ended June 30, 2007.  This was mainly due to increased earnings from OEH’s Charleston Place Hotel and investments in Peru.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $86.8 million at June 30, 2007, $7.5 million more than the $79.3 million at December 31, 2006.  At June 30, 2007, there were undrawn amounts available to OEH under committed short-term lines of credit of $16.3 million and undrawn amounts available to OEH under secured revolving credit facilities of $85.2 million, bringing total cash availability at June 30, 2007 to $188.3 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $72.7 million at June 30, 2007, a decrease in the working capital of $77.6 million from a balance of $4.9 million surplus at December 31, 2006.  Changes in the following balances made the most contribution to the decrease in the working capital:

•                  Current portion of long-term debt and capital leases has increased by $60.6 million as a portion of the debt will become due in the following year;  OEH is planning to refinance this portion of debt in 2008;

•                  Working capital facilities have increased by $36.8 million; OEH used more short-term financing in 2007;

•                  Deferred revenue has increased by $15.5 million due to a higher volume of business for the following quarter; and

•                  Accrued liabilities have increased by $7.4 million.

These have been partly offset by increases in cash of $7.5 million, prepaid expenses of $12.2 million, real estate assets of $9.9 million and other working capital movements due to the higher activities in the hotel and real estate business.

Cash Flow

Operating Activities.  Net cash provided by operating activities decreased by $10.4 million from $35.8 million for the six months ended June 30, 2006 to $25.4 million for the six months ended June 30, 2007.  This was due to various movements in the working capital balances, the largest being an increase in prepaid expenses and receivables.

Investing Activities.  Cash used in investing activities decreased by $6.1 million to $65.7 million for the six months ended June 30, 2007, compared to $71.8 million for the six months ended June 30, 2006.

The lower capital expenditure (decrease of $14.3 million) was offset by lower proceeds from sale of fixed assets (a decrease of $8.3 million).  The higher capital expenditure costs in 2006 were mainly due to the post-hurricane construction at Maroma as well as refurbishments at Grand Hotel Europe and Reids Palace Hotel.  Capital expenditure in 2007 of $46.6 million included $5.3 million for El Encanto construction costs, $2.7 million Casa de Sierra Nevada refurbishments, $2.6 million construction of assets at Cupecoy Village in St. Martin, $7.5 million capital expenditure at the Italian hotels and $3.4 million of Copacabana Palace capital costs.

Current period acquisitions of $20.3 million included the acquisition of the remaining 50% of Royal Scotsman and Afloat in France, website assets, 18% of the Laos hotel interest and payment of final cash from the escrow account relating to the Grand Hotel Europe acquisition.  The 2006 period acquisitions included 75% of Casa de Sierra Nevada and 25% of Maroma interests.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2007 was $47.3 million compared to $53.0 million for the six months ended June 30, 2006, a decrease of $5.7 million.  In the six months ended June 30, 2007, OEH had proceeds from borrowings under long-term debt of $12.2 million, compared to proceeds of $84.8 million for the six months ended June 30, 2006 which included $54.3 million of the Italian hotels facility drawdown.  Proceeds from working capital borrowings have increased by $47.2 million and cash used in long-term debt repayments has decreased by $17.7 million due to the changes in repayment terms following the refinancing projects completed in 2006.

Capital Commitments.  There were $42.4 million of capital commitments outstanding as of June 30, 2007 mainly on investments in owned hotels.

Indebtedness

At June 30, 2007, OEH had $692.6 million of long-term debt secured by assets ($605.8 million net of cash), including the current portion, which is repayable over periods of 1 to 8 years with a weighted average interest rate of 5.77%.  See Note 7 to the financial statements regarding the maturity of long-term debt.

Approximately 50% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At June 30, 2007, 79% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of June 30, 2007, the Company’s significant accounting policies and estimates, which are described in Note 1 to the financial statements in the Company’s 2006 Form 10-K annual report, have not changed from December 31, 2006, except for the adoption of FIN 48 on January 1, 2007, as described in Note 9.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,500,000 on an annual basis based on borrowings at June 30, 2007. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first six months of 2007 from those described in the Company’s 2006 Form 10-K annual report.

ITEM 4.     Controls and Procedures

The Company’s chief executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2007 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Company convened and held an annual general meeting of shareholders on June 15, 2007.  The holders of Class A and B common shares, voting together, elected directors of the Company, appointed Deloitte & Touche LLP as the Company’s auditor, approved amendments of the Company’s 2004 Stock Option Plan, approved the Company’s 2007 Performance Share Plan, approved amendments of the Company’s Memorandum of Association, and confirmed four amendments of the Company’s Bye-Laws.  A brief description of each matter and the number of votes on each matter are as follows:

(1)                                  Election of six directors, to constitute the entire Board of Directors, serving until the 2008 annual general meeting:

Name	For	Authority Withheld
J.D. Campbell	19,838,173	1,851,095
J.B. Hurlock	21,443,775	245,493
P.M. Leith	20,007,275	1,681,993
J.R. Lovejoy	21,443,816	245,452
G.R. Rafael	21,433,126	256,142
J.B. Sherwood	21,239,691	449,577

(2)                                  Appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, and authorization of the Board’s Audit Committee to fix Deloitte’s remuneration:  For 21,675,576, Against 13,208, and Abstain 484.

(3)                                  Approval of amendments of the Company’s 2004 Stock Option Plan to increase the number of Class A common shares authorized for issuance under the plan from 500,000 to 1,000,000, and to delete all references in the plan to the Company’s Class B common shares:  For 20,984,880, Against 96,160, and Abstain 489.

(4)                                  Approval of the Company’s 2007 Performance Share Plan including 500,000 Class A common shares of the Company authorized for issuance under the plan:  For 20,979,557, Against 101,463, and Abstain 509.

(5)                                  Approval of amendments of the Company’s Memorandum of Association to confer upon the Company unrestricted objects and powers:  For 21,686,650, Against 1,532, and Abstain 1,086.

(6)                                  Confirmation of amendments of the Company’s Bye-Laws to eliminate all references to Sea Containers Ltd.:  For 21,687,963, Against 652, and Abstain 653.

(7)                                  Confirmation of amendments of the Company’s Bye-Laws to permit (a) delivery of shareholder communications through an internet website or by email and (b) shareholders to appoint a proxy or submit voting instructions by electronic means:  For 21,687,909, Against 960, and Abstain 399.

(8)                                  Confirmation of amendments of the Company’s Bye-Laws to eliminate the requirement that there be at least two officers of the Company who are also directors:  For 21,687,732, Against 1,054, and Abstain 482.

(9)                                  Confirmation of amendments of the Company’s Bye-Laws to provide that Company documents which previously had to be executed under the Company’s seal may be executed by alternative means:  For 21,687,116, Against 1,334, and Abstain 818.

ITEM 6.    Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ P. M. White
Paul M. White
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 9, 2007

EXHIBIT INDEX

3.1                                 –                                         Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2                                 –                                         Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on June 20, 2007 and incorporated herein by reference.

3.3                                 –                                         Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

31                                    –                                         Rule 13a-14(a)/15d-14(a) Certifications.

32                                    –                                         Section 1350 Certification.