Form 10-Q
period 2007-09-30
ORIENT EXPRESS HOTELS LTD
filed 2007-11-09
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007 or

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

As of October 31, 2007, 42,456,000 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2007	December 31, 2006
	(Dollars in thousands )

Assets
Cash and cash equivalents	$85,222	$79,318
Accounts receivable, net of allowances of $1,329 and $1,299	67,521	63,455
Due from related parties	29,598	19,939
Prepaid expenses	22,163	9,485
Inventories	45,595	35,789
Real estate assets	46,986	35,821
Total current assets	297,085	243,807

Property, plant and equipment, net of accumulated depreciation of $241,339 and $211,136	1,295,589	1,183,400
Investments	141,733	130,124
Goodwill	139,340	121,651
Other intangible assets	22,022	20,149
Other assets	47,829	52,532
	$1,943,598	$1,751,663
Liabilities and Shareholders’ Equity
Working capital facilities	$58,358	$46,590
Accounts payable	28,845	26,227
Due to related parties	—	1,249
Accrued liabilities	65,582	55,916
Deferred revenue	38,623	25,501
Current portion of long-term debt and capital leases	164,088	83,397
Total current liabilities	355,496	238,880

Long-term debt and obligations under capital leases	572,323	586,300
Liability for pension benefit	9,026	8,677
Other liabilities	2,330	2,330
Deferred income taxes	120,181	106,598
Liability for uncertain tax positions	31,841	—
	1,091,197	942,785
Commitments and contingencies
Minority interest	1,551	1,882

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued - 42,446,000 (2006 - 42,196,350)	424	422
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2006 - 18,044,478)	181	181
Additional paid-in capital	514,602	509,762
Retained earnings	308,363	301,785
Accumulated other comprehensive income/(loss)	27,461	(4,973)
Less: reduction due to class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	850,850	806,996
	$1,943,598	$1,751,663

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2007	2006
		(restated)
	(Dollars in thousands, except per share amounts)

Revenue	$182,911	$144,764

Expenses:
Depreciation and amortization	10,254	8,960
Operating	88,064	62,657
Selling, general and administrative	44,787	38,367
Total expenses	143,105	109,984

Gain on disposal of fixed assets	2,312	—
Earnings from operations	42,118	34,780

Interest expense, net	(12,642)	(12,117)
Foreign currency, net	(1,474)	(2,752)
Net finance costs	(14,116)	(14,869)

Earnings before income taxes and earnings from unconsolidated companies	28,002	19,911

Provision for income taxes	(11,079)	(3,406)

Earnings before earnings from unconsolidated companies	16,923	16,505

Earnings from unconsolidated companies, net of tax	5,630	3,925

Net earnings	$22,553	$20,430

Net earnings per share:
Basic	$0.53	$0.49
Diluted	$0.53	$0.48

Dividends per share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Nine months ended September 30,	2007	2006
		(restated)
	(Dollars in thousands, except per share amounts)

Revenue	$441,191	$358,720

Expenses:
Depreciation and amortization	29,389	26,268
Operating	211,007	165,658
Selling, general and administrative	125,227	107,180
Total expenses	365,623	299,106

Gain on disposal of fixed assets	2,312	—

Gain on sale of investment	—	6,619
Earnings from operations	77,880	59,614

Interest expense, net	(34,141)	(32,462)
Foreign currency, net	(221)	(5,548)
Net finance costs	(34,362)	(38,010)

Earnings before income taxes and earnings from unconsolidated companies	43,518	28,223

Provision for income taxes	(17,110)	(4,190)

Earnings before earnings from unconsolidated companies	26,408	24,033

Earnings from unconsolidated companies, net of tax	12,167	9,077

Net earnings	$38,575	$33,110

Net earnings per share:
Basic	$0.91	$0.82
Diluted	$0.91	$0.82

Dividends per share	$0.075	$0.075

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2007	2006
		(restated)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$38,575	$33,110
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	29,389	26,268
Amortization and write-off of finance costs	2,346	3,839
Undistributed earnings of affiliates	(6,679)	(5,366)
Stock-based compensation	884	660
Change in deferred tax	8,676	(2,812)
Gains from disposals of fixed assets and investments	(2,856)	(6,619)
Other non-cash items	(136)	7,123
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(24,966)	(8,618)
Increase in inventories	(5,620)	(2,617)
Increase in real estate assets held for sale	(9,749)	(4,217)
Increase in payables, accrued liabilities and deferred revenue	22,606	18,708
Dividends received from unconsolidated companies	1,763	—

Total adjustments	15,658	26,349

Net cash provided by operating activities	54,233	59,459

Cash flows from investing activities:
Capital expenditures	(77,881)	(83,489)
Acquisitions and investments, net of cash acquired	(18,747)	(42,908)
Proceeds from sale of fixed assets	3,683	9,499
Net cash provided by investing activities	(92,945)	(116,898)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	47,681	(19,824)
Issuance of common shares	—	99,350
Stock options exercised	3,958	3,722
Issuance of long-term debt	27,537	360,159
Principal payments under long-term debt	(33,312)	(316,106)
Payment of common share dividends	(3,177)	(3,022)

Net cash provided by financing activities	42,687	124,279

Effect of exchange rate changes on cash and cash equivalents	1,929	455

Net increase in cash and cash equivalents	5,904	67,295

Cash and cash equivalents at beginning of period	79,318	38,397

Cash and cash equivalents at end of period	$85,222	$105,692

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income
					(Restated)			(Restated)
Balance, January 1, 2006	$—	$393	$181	$404,923	$266,093	$(20,913)	$(181)
Stock-based compensation	—	—	—	660	—	—	—
Stock options exercised	—	—	—	3,722	—	—	—
Dividends on common shares	—	—	—	—	(3,022)	—	—
Issuance of Class A common shares in public offering, net of issuance costs	—	25	—	99,325	—	—	—
Comprehensive income:
Net earnings	—	—	—	—	33,110	—	—	$33,110
Other comprehensive income	—	—	—	—	—	14,731	—	14,731
								$47,841
Balance, September 30, 2006	$—	$418	$181	$508,630	$296,181	$(6,182)	$(181)

Balance, January 1, 2007	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)
FIN48 liabilities	—	—	—	—	(28,820)	—	—
Stock-based compensation	—	—	—	884	—	—	—
Stock options exercised	—	2	—	3,956	—	—	—
Dividends on common shares	—	—	—	—	(3,177)	—	—
Comprehensive income:
Net earnings	—	—	—	—	38,575	—	—	$38,575
Other comprehensive income	—	—	—	—	—	32,434	—	_32,434
								$71,009
Balance, September 30, 2007	$—	$424	$181	$514,602	$308,363	$27,461	$(181)

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

The accounting policies used in preparing these financial statements are consistent with those applied in the Company’s 2006 Form 10-K, except that the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007, which is discussed in Note 9, changed the functional currency of the  Grand Hotel Europe from U.S. dollars to Russian rubles, as discussed in Note 1(h), and started recognizing revenue for condominiums under development, as discussed in Note 1(b).

(b)  Revenue recognition for condominiums under development using the percentage-of-completion method

Revenues related to the sale of condominiums are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, when a minimum of 10% of the purchase price of a condominium has been received in cash, the buyer has demonstrated sufficient level of continuing investment, the period of cancellation with refund has expired, receivables are deemed collectible, and certain minimum sales and construction levels have been attained. Revenues related to projects still under construction are recognized under the percentage-of- completion method. For sales that do not meet these criteria, revenue is deferred.

(c)  Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended September 30,	2007	2006

Basic	42,444	41,688
Effect of dilution	197	279
Diluted	42,641	41,967

Nine months ended September 30,	2007	2006

Basic	42,367	40,200
Effect of dilution	184	284
Diluted	42,551	40,484

For the three months ended September 30, 2007 and 2006, the anti-dilutive effect of stock options on 7,773 and 1,154 class A common shares, respectively, was excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2007 and 2006, the anti-dilutive effect of stock options on 3,491 and 232 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(d)  Dividends

On January 5, 2007, the Company declared a dividend of $0.025 per common share payable February 5, 2007 to shareholders of record January 19, 2007.

On April 5, 2007, the Company declared a dividend of $0.025 per common share payable May 4, 2007 to shareholders of record April 20, 2007.

On July 5, 2007, the Company declared a dividend of $0.025 per common share payable August 6, 2007 to shareholders of record July 20, 2007.

(e)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $3,474,000 and $2,770,000 for the three months ended September 30, 2007 and 2006, respectively, and $9,203,000 and $7,871,000 for the nine months ended September 30, 2007 and 2006, respectively.

(f)  Reclassification

Certain items in 2006 have been reclassified to conform to the 2007 presentation.

(g)  Restatement

As reported in the 2006 Form 10-K, subsequent to the issuance of the Company’s September 30, 2006 financial statements on Form 10-Q, the Company’s management determined that certain deferred tax liabilities, arising principally on the fair value adjustments made on the acquisition of subsidiaries between 1976 and 2002 as well as on other temporary differences in respect of land and buildings, were not recorded. As a result, the provision for income taxes for the nine months ended September 30, 2006 was overstated by $628,000 (for three months ended September 30, 2006 - $209,000), arising from the release of the deferred tax provision as the properties are depreciated. The restatement adjustment did not impact OEH’s statement of condensed consolidated cash flows, except for increasing the net earnings and decreasing the change in deferred tax by $628,000.

The following tables present the impact of the restatement adjustment on OEH’s statement of condensed consolidated operations for the three and nine months ended September 30, 2006 (dollars in thousands, except per share amounts):

Three months ended September 30, 2006	As previously reported	Adjustments	Restated

Revenue	$144,764	$—	$144,764

Expenses
Depreciation and amortization	8,960	—	8,960
Operating	62,657	—	62,657
Selling, general and administrative	38,367	—	38,367
Total expenses	109,984	—	109,984

Earnings from operations	34,780	—	34,780

Interest expense, net	(12,117)	—	(12,117)
Foreign currency, net	(2,752)	—	(2,752)
Net finance costs	(14,869)	—	(14,869)
Earnings before income taxes and earnings from unconsolidated companies	19,911	—	19,911

Provision for income taxes	(3,615)	209	(3,406)

Earnings before earnings from unconsolidated companies	16,296	209	16,505

Earnings from unconsolidated companies, net of tax	3,925	—	3,925

Net earnings	$20,221	$209	$20,430

Net earnings per share:
Basic	$0.49	$—	$0.49
Diluted	$0.48	$0.01	$0.49

Nine months ended September 30, 2006	As previously reported	Adjustments	Restated

Revenue	$358,720	$—	$358,720

Expenses
Depreciation and amortization	26,268	––	26,268
Operating	165,658	––	165,658
Selling, general and administrative	107,180	—	107,180
Total expenses	299,106	—	299,106

Earnings from operations	59,614	––	59,614

Gain on sale of investment	6,619	––	6,619

Interest expense, net	(32,462)	––	(32,462)
Foreign currency, net	(5,548)	—	(5,548)
Net finance costs	(38,010)	—	(38,010)
Earnings before income taxes and earnings from unconsolidated companies	28,223		28,223

Provision for income taxes	(4,818)	628	(4,190)

Earnings before earnings from unconsolidated companies	23,405	628	24,033

Earnings from unconsolidated companies, net of tax	9,077	—	9,077

Net earnings	$32,482	$628	$33,110

Net earnings per share:
Basic	$0.81	$0.01	$0.82
Diluted	$0.80	$0.02	$0.82

(h)  Change of the functional currency of the Grand Hotel Europe

Due to the changes in the currency in which Grand Hotel Europe primarily expends and generates cash, OEH management has reconsidered the functional currency indicators described in SFAS No. 52, “Foreign Currency Translation” and has decided to change the functional currency of the hotel from U.S. dollars to Russian rubles. The change was recorded with effect from January 1, 2007 and has resulted in revaluation of goodwill (increase of $3,558,000), fixed assets (increase of $11,429,000), and foreign exchange loss/gain recorded in the profit and loss account ($1,560,000 increase in net earnings for the nine months ended September 30, 2007) with the corresponding revaluation gain being recorded within other comprehensive income accounts as at September 30, 2007.

2.         Acquisitions

Afloat in France acquisition

On April 12, 2007, OEH exercised its option to acquire the remaining 50% it did not own in the company operating the Afloat in France canal and river cruise business, for a cash consideration of $2,700,000, bringing OEH’s investment to 100% ownership.

The following table summarizes the estimated fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

April 12, 2007

Goodwill and other intangible assets	$3,946
Total assets acquired	3,946

Current liabilities	(1,246)
Total liabilities assumed	(1,246)
Net assets acquired	$2,700

Cash consideration	$2,700

OEH’s combined investments in the Afloat in France business result in total goodwill as follows (dollars in thousands):

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

Nine months ended September 30,	2007	2006

Revenue	$442,391	$360,972
Net earnings	$38,551	$33,040
Earnings per share:
Basic	$0.91	$0.82
Diluted	$0.91	$0.82

Royal Scotsman acquisition

On April 25, 2007, OEH exercised its option to acquire the remaining 50% it did not own in the company owning and operating the Royal Scotsman tourist train, for a cash consideration of £1,375,000 (equivalent of $2,750,000), bringing OEH’s investment to 100% ownership.

The following table summarizes the estimated fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

April 25, 2007

Goodwill and other intangible assets	$1,770
Property, plant and equipment	3,311
Current assets	47
Total assets acquired	5,128

Current liabilities	(746)
Deferred tax liabilities	(610)
Long-term debt	(1,022)
Total liabilities assumed	(2,378)
Net assets acquired	$2,750

Cash consideration	$2,750

OEH’s combined investments in the Royal Scotsman business result in total goodwill as follows (dollars in thousands):

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

Nine months ended September 30,	2007	2006

Revenue	$443,153	$363,694
Net earnings	$38,467	$33,727
Earnings per share:
Basic	$0.91	$0.84
Diluted	$0.91	$0.84

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

Unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006

Current assets	$54,369	$50,782
Property, plant and equipment, net	349,503	347,772
Other assets	51,141	46,022
Total assets	$455,013	$444,576

Current liabilities	$50,313	$59,621
Long-term debt	240,578	224,477
Other liabilities	92,515	86,637
Total shareholders’ equity	71,607	70,841
Total liabilities and shareholders’ equity	$455,013	$444,576

Three months ended September 30,	2007	2006

Revenue	$47,941	$43,702
Earnings from operations	$10,672	$8,760
Net earnings	$1,948	$5,090

Nine months ended September 30,	2007	2006

Revenue	$141,328	$127,279
Earnings from operations	$29,787	$21,223
Net earnings	$4,704	$2,010

4.         Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006

Land and buildings	$1,100,892	$998,227
Machinery and equipment	205,728	191,050
Fixtures, fittings and office equipment	210,934	186,075
River cruiseship and canalboats	19,374	19,184
	1,536,928	1,394,536
Less: accumulated depreciation	(241,339)	(211,136)
	$1,295,589	$1,183,400

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006

Freehold and leased land and buildings	$17,454	$16,006
Machinery and equipment	2,516	2,205
Fixtures, fittings and office equipment	1,624	1,678
	21,594	19,889
Less: accumulated depreciation	(2,752)	(2,241)
	$18,842	$17,648

5.         Goodwill

OEH’s goodwill consists of $9,102,000 related to the trains and cruises reporting segment and $130,238,000 related to the hotels and restaurants reporting segment.

6.         Other intangible assets

Other intangible assets consist of the value of the Grand Hotel Europe tradename of $7,100,000 (2006 - $7,100,000), the purchase price allocation of $260,000 (2006 - $260,000) for the Casa de Sierra Nevada tradename, the value attributed to certain internet sites acquired of $2,066,000 (2006 - $nil), and the favorable lease intangible assets acquired as part of the acquisition of the Pansea hotels group of $12,596,000 (2006 - $12,789,000). The amortization expense relating to the favorable Pansea leases was approximately $87,000 for the three months ended September 30, 2007 (2006 - $nil) and $325,000 for the nine months ended September 30, 2007 (2006 - $nil).

7.         Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	September 30, 2007	December 31, 2006

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 8 years, with a weighted average interest rate of 5.82% and 5.80%, respectively, primarily based on LIBOR	$717,815	$649,513
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 7.48% and 5.65%, respectively, based on LIBOR	2,500	3,500
Obligations under capital lease	16,096	16,684
	736,411	669,697
Less: current portion	164,088	83,397
	$572,323	$586,300

The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants. At September 30, 2007, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated $241,000,000 loan facility. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2007 (dollars in thousands):

Year ending December 31,

2008	$11,681
2009	29,711
2010	51,145
2011	384,871
2012 and thereafter	94,915
$572,323

8.         Other liabilities

Other liabilities consist of $2,330,000 of deferred consideration arising on the Casa de Sierra Nevada acquisition.

9.         Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended September 30, 2007 of $11,079,000 compared to a provision of $3,406,000 for the corresponding period in 2006, an increase of $7,673,000. The 2006 provision included deferred tax benefits totalling $5,829,000 that arose on the reduction of valuation allowances established in respect of tax losses in Portugal and Australia, after OEH concluded that it was more likely than not that these tax losses would be utilized in the future. There are no comparable benefits included in the 2007 provision.

Cumulatively, OEH recorded a tax provision for the nine months ended September, 30, 2007 of $17,110,000 compared to a provision of $4,190,000 for the corresponding nine months in 2006, an increase of $12,920,000. The 2006 provision included deferred tax benefits totalling $8,829,000 that arose on the reduction of valuation allowances established in respect of tax losses in Bora Bora, Portugal and Australia. There are no comparable benefits included in the 2007 provision.

OEH’s current tax cost for the nine months ended September 30, 2007 is $9,629,000, compared to a cost of $8,246,000 in 2006, due to the increased profitability of many of the Company’s subsidiaries in tax paying jurisdictions.

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007, and recognized a $28,820,000 provision in respect of its uncertain tax positions which was accounted for as a decrease to January 1, 2007 retained earnings. OEH recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The opening FIN 48 provision included an amount of $1,828,000 in respect of potential interest liabilities and a further $9,947,000 of potential fines and penalties.

OEH’s tax provision of $17,110,000 for the nine months ended September 30, 2007 also includes a tax charge of $954,000 in respect of the FIN 48 provision, including a charge of

$629,000 that relates to the potential interest and penalty costs associated with the uncertain tax positions.

At September 30, 2007, OEH recognized a $31,841,000 provision in respect of its uncertain tax positions. OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by between $6,000,000 to $8,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated subsidiaries are reported net of tax in the statements of condensed consolidated operations. The tax provision applicable to these unconsolidated subsidiaries in the three months ended September 30, 2007 was $1,152,000 compared to a provision of $1,827,000 in the corresponding period in 2006. The cumulative tax provision applicable to unconsolidated subsidiaries in the nine months ended September 30, 2007 was $3,715,000 compared to a provision of $4,164,000 in the corresponding period in 2006.

10.       Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended September 30,	2007	2006

Service cost	$—	$295
Interest cost	296	238
Expected return on plan assets	(273)	(222)
Amortization of net loss	143	130
Net periodic benefit cost	$166	$441

Nine months ended September 30,	2007	2006

Service cost	$—	$842
Interest cost	870	681
Expected return on plan assets	(803)	(635)
Amortization of net loss	419	370
Net periodic benefit cost	$486	$1,258

As reported in Note 10 to the financial statements in the Company’s 2006 Form 10-K annual report, OEH expected to contribute $940,000 to its defined benefit pension plan in 2007. As of September 30, 2007, $557,000 of contributions had been made. OEH anticipates contributing an additional $383,000 to fund its defined benefit pension plan in 2007 for a total of $940,000.

11.          Supplemental cash flow information

(Dollars in thousands):

Nine months ended September 30,	2007	2006

Cash paid for:
Interest	$35,415	$29,789
Income taxes	$7,494	$6,949

In conjunction with acquisitions (see Note 2) liabilities were assumed as follows (dollars in thousands):

Nine months ended September 30,	2007	2006

Fair value of assets acquired	$19,661	$72,846
Cash paid	(18,747)	(43,862)
Liabilities assumed	$914	$28,984

12.          Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	September 30, 2007	December 31, 2006
Foreign currency translation adjustments	$34,744	$3,545
Derivative financial instruments	1,593	—
Additional minimum pension liability, net of tax	(8,876)	(8,518)
	$27,461	$(4,973)

The components of comprehensive income are as follows (dollars in thousands):

Nine months ended September 30,	2007	2006

Net earnings on common shares	$38,575	$33,110
Foreign currency translation adjustments	30,841	14,663
Change in fair value of derivatives	1,593	68
Comprehensive income	$71,009	$47,841

13.          Commitments

Outstanding contracts to purchase fixed assets were approximately $42,770,000 at September 30, 2007 (December 31, 2006 - $21,839,000).

14.          Other significant events

Hotel das Cataratas

On September 25, 2007, OEH entered into a 20-year lease of Hotel das Cataratas from the Brazilian government. The monthly lease payments are Brazilian real 868,000 ($470,000). OEH is committed to perform a major refurbishment of the hotel within two years. Total investment over the period of the refurbishment is estimated at $20,000,000.

Maroma insurance proceeds

In the three months ended September 30, 2007, Maroma Resort and Spa recorded a gain of $2,300,000 relating to the settlement of insurance proceeds for damaged assets.

Maroma land acquisition

On July 27, 2007, OEH acquired 100% of the shares of a Mexican company that owns land adjacent to Maroma Resort and Spa for a cash consideration of $5,609,000 including transaction costs and remaining cash consideration of $1,553,000 to be paid within three years.

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

Three months ended September 30,	2007	2006
Revenue:
Hotels and restaurants
Owned hotels – Europe	$86,728	$72,569
– North America	17,908	21,158
– Rest of world	32,320	26,308
Hotel management/part ownership interests	2,279	2,130
Restaurants	3,439	3,511
	142,674	125,676
Tourist trains and cruises	26,164	18,701
Real estate	14,073	387
	$182,911	$144,764

Three months ended September 30,	2007	2006

Segment EBITDA:
Owned hotels – Europe	$38,254	$32,484
– North America	944	3,862
– Rest of world	7,078	7,201
Hotel management/part ownership interests	5,757	4,721
Restaurants	(237)	(128)
Tourist trains and cruises	9,555	7,001
Real estate	3,160	(583)
Central overheads	(7,669)	(5,066)
Gain on disposal of fixed assets	2,312	—
	$59,154	$49,492

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$59,154	$49,492
Less:
Depreciation and amortization	10,254	8,960
Interest expense, net	12,642	12,117
Foreign currency, net	1,474	2,752
Provision for income taxes	11,079	3,406
Share of provision for income taxes of unconsolidated companies	1,152	1,827
Net earnings	$22,553	$20,430

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended September 30,	2007	2006

Revenue:
Europe	$111,330	$90,155
North America	36,064	25,628
Rest of world	35,517	28,981
	$182,911	$144,764

Nine months ended September 30,	2007	2006
		(restated)
Revenue:
Hotels and restaurants
Owned hotels – Europe	$184,842	$146,146
– North America	63,032	62,893
– Rest of world	95,671	78,519
Hotel management/part ownership interests	7,577	6,901
Restaurants	14,377	14,350
	365,499	308,809
Tourist trains and cruises	60,772	45,373
Real estate	14,920	4,538
	$441,191	$358,720

Nine months ended September 30,	2007	2006
Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$11,923	$10,631
– North America	5,519	5,315
– Rest of world	8,159	6,929
Restaurants	743	705
	26,344	23,580
Tourist trains and cruises	3,045	2,688
	$29,389	$26,268

Segment EBITDA:
Owned hotels – Europe	$66,477	$49,585
– North America	10,379	13,504
– Rest of world	23,223	20,342
Hotel management/part ownership interests	17,433	14,365
Restaurants	1,919	2,461
Tourist trains and cruises	19,415	12,529
Real estate	2,678	1,290
Central overheads	(20,685)	(14,953)
Gain on sale of investment	—	6,619
Gain on disposal of fixed assets	2,312	—
	$123,151	$105,742

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$123,151	$105,742
Less:
Depreciation and amortization	29,389	26,268
Interest expense, net	34,141	32,462
Foreign currency, net	221	5,548
Provision for income taxes	17,110	4,190
Share of provision for income taxes of unconsolidated companies	3,715	4,164
Net earnings	$38,575	$33,110

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$7,550	$5,116
Restaurants	—	191
	7,550	5,307
Tourist trains and cruises	4,617	3,770
	$12,167	$9,077

Capital expenditure:
Owned hotels – Europe	$27,896	$44,813
– North America	29,127	15,149
– Rest of world	13,191	11,433
Restaurants	723	1,208
Tourist trains and cruises	2,967	6,903
Real estate	3,977	3,983
	$77,881	$83,489

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Nine months ended September 30,	2007	2006

Revenue:
Europe	$240,806	$187,799
North America	95,143	84,157
Rest of world	105,242	82,764
	$441,191	$358,720

16.          Derivative financial instruments

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000 and €24,700,000 that limit the exposure to a fixed rate level. Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge and, therefore, changes in the fair value of this swap were recorded to interest expense in earnings. The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective since December 31, 2006. This swap is expected to be and has been highly effective. The $1,593,000 of the movement in the fair value of the swap has, therefore, been recorded in other comprehensive income with only the amount deemed ineffective, of $23,000, being recognized in earnings.

At September 30, 2007 and December 31, 2006, the fair values of the outstanding interest rate swaps were accounted for as other non-current assets at $2,685,000 and $687,000, respectively.

17.          Related party transactions and balances

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest. This guarantee was in place before December 31, 2002. The amount due to OEH from Eastern and Oriental Express Ltd. at September 30, 2007 was $2,262,000 (December 31, 2006 - $805,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company. For the three months ended September 30, 2007, OEH earned $958,000 (2006 - $955,000) in management fees which are recorded in revenue, and $3,474,000 (2006 - $2,777,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies. For the nine months ended September 30, 2007, OEH earned $3,850,000 (2006 - $3,592,000) in management fees which are recorded in revenue, and $9,203,000 (2006 - $7,871,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies. The amount due to OEH from Charleston Place Hotel at September 30, 2007 was $18,647,000 (December 31, 2006 - $15,499,000.)

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended September 30, 2007, OEH earned management and guarantee fees of $1,898,000 (2006 - $1,469,000) and loan interest of $16,000 (2006 - $15,000) which are recorded in revenue. In the nine months ended September 30, 2007, OEH earned management and guarantee fees of $4,846,000 (2006 - $3,889,000) and loan interest of $47,000 (2006 - $71,000) which are recorded in revenue. At September 30, 2007, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR. All of the guarantees relating to the Company’s investments in Peru were in place prior to December 31, 2002. The amount due to OEH from its joint venture Peruvian operations at September 30, 2007 was $6,278,000. At December 31, 2006 the amount due from OEH to its joint venture Peruvian operations was $1,249,000.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and which is accounted for under the equity method. For the three months ended September 30, 2007, OEH earned $343,000 (2006 - $300,000) in management fees, which are included in revenue. For the nine months ended September 30, 2007, OEH earned $1,028,000 (2006 - $910,000) in management fees. The amount due to OEH from the Hotel Ritz in Madrid at September 30, 2007 was $2,411,000 (December 31, 2006 - $1,961,000).

OEH has granted to James Sherwood, a director of the company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy, in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the company occurs.

18.          Subsequent events

'21' Hotel

On November 7, 2007, the Company announced that it has signed an agreement to acquire the land and building of the Donnell branch of the New York Public Library, located at 24 West 53rd Street, New York City. On this site OEH plans to build a 150-room luxury hotel, including a rebuilt Donnell Library located within it. The hotel will house contemporary dining, spa and wellness facilities, as well as expanded banqueting and dining space for OEH’s existing restaurant and banqueting business, ‘21’ Club, which is adjacent to the Library premises in its location at 21 West 52nd Street. The property will be marketed under a new ‘21’ Hotel brand name. The original ‘21’ Club will be preserved at its current location, with enhanced facilities. The overall project is estimated at $220,000,000 inclusive of the purchase of the Library. Subject to necessary permits, construction is scheduled to start in 2009 and the hotel is planned to be in operation by early 2011.

Bank loan refinancing

On October 18, 2007, OEH borrowed $60,000,000 under a bank-syndicated loan facility totaling up to $120,000,000 secured by OEH's Brazilian properties. The initial drawdown was used to refinance an existing $44,800,000 loan facility secured by the Copacabana Palace Hotel.

ITEM 2.                              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of prior quarter’s financial statements

As disclosed in the 2006 Form 10-K, OEH has restated its condensed consolidated 2006 quarterly financial statements. As more fully discussed in Note 1 to the financial statements in this report, OEH restated its statements of condensed consolidated operations and its statements of condensed consolidated cash flows for the three and nine months periods ended September 30, 2006. The restatement corrects for errors made in the application of U.S. generally accepted accounting principles for deferred tax accounting. All comparisons in this Item 2 reflect restatements of OEH’s quarterly financial results for 2006.

Results of Operations

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

OEH’s operating results for the three months ended September 30, 2007 and 2006, expressed as a percentage of revenue, were as follows:

	Three months ended September 30
	2007	2006
	%	%
Revenue:
Hotels and restaurants	78	87
Tourist trains and cruises	14	13
Real estate	8	—
	100	100
Expenses:
Depreciation and amortization	6	6
Operating	48	43
Selling, general and administrative	24	27
Gain on disposal of assets	(1)	—
Net finance costs	8	10
Earnings before income taxes	15	14
Provision for income taxes	(6)	(2)
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	12	15

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended September 30, 2007 and 2006 are analyzed as follows (dollars in millions):

	Three months ended September 30
	2007	2006
Segment EBITDA:
Owned hotels:
Europe	$38.3	$32.5
North America	0.9	3.9
Rest of the world	7.1	7.2
Hotel management interests	5.7	4.7
Restaurants	(0.2)	(0.1)
Tourist trains and cruises	9.6	7.0
Real estate	3.2	(0.6)
Gain on disposal of assets	2.3	—
Central overheads	(7.7)	(5.1)
Total segment EBITDA	$59.2	$49.5

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Three months ended September 30
	2007	2006
		(restated)

Net earnings	$22.6	$20.4
Add:
Depreciation and amortization	10.3	9.0
Interest	12.6	12.1
Foreign currency, net	1.5	2.8
Provision for income taxes	11.1	3.4
Share of provision for income taxes of unconsolidated companies	1.1	1.8
Segment EBITDA	$59.2	$49.5

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

Operating information for OEH’s owned hotels for the three months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30
	2007	2006

Average Daily Rate (in dollars)
Europe	815	670
North America	302	284
Rest of the world	262	245
Worldwide	481	427

Rooms Available (in thousands)
Europe	92	92
North America	55	53
Rest of the world	108	100
Worldwide	255	245

Rooms Sold (in thousands)
Europe	63	65
North America	34	36
Rest of the world	68	59
Worldwide	165	160

RevPAR (in dollars)
Europe	557	478
North America	189	193
Rest of the world	166	145
Worldwide	313	280

			Change %
			Dollars	Local Currency
Europe	532	464	15%	8%
North America	313	282	11%	11%
Rest of the world	185	156	18%	13%
Worldwide	359	311	15%	7%

Average daily rate is the average amount achieved for the rooms sold. RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation. Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.

Overview

The net earnings for the period was $22.6 million ($0.53 per common share) on revenue of $182.9 million, compared with a net earnings of $20.4 million ($0.49 per common share) on revenue of $144.8 million in the prior year third quarter, due to the factors described in the sections below.

Revenue

Total revenue increased by $38.1 million, or 26%, from $144.8 million in the three months ended September 30, 2006 to $182.9 million in the three months ended September 30, 2007. Hotels and restaurants revenue increased by $17.0 million, or 14%, from $125.7 million in the three months ended September 30, 2006 to $142.7 million in the three months ended September 30, 2007, and tourist trains and cruises increased by $7.5 million, or 40%, from $18.7 million for the three months ended September 30, 2006 to $26.2 million for the three months ended September 30, 2007. Real estate revenues for the three months ended September 30, 2007 were $14.1 million, compared with $0.4 million for the three months ended September 30, 2006, including revenue of $10.7 million in respect of the Cupecoy Village development which can now be recognized for the first time.

The performance of the European hotels and particularly the trains and cruises portfolio, and a strong performance in Southern Africa and South America, underpinned the revenue growth of 26% for the three months ended September 30, 2007, compared to the same period in the prior year.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 15% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Measured in local currencies this increase was 7%, primarily due to higher achieved daily rate.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe. Revenue increased by $14.2 million, or 19%, from $72.6 million for the three months ended September 30, 2006 to $86.8 million for the three months ended September 30, 2007. Revenues from the Italian portfolio grew 26% from $37.0 million in the three months ended September 30, 2006 to $46.7 million in the three months ended September 30, 2007. All other European properties also saw a growth in revenue in the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

On a same store basis, RevPAR in local currency grew 8%. In U.S. dollars, this translated into an increase of 15%.

North America. Revenue decreased by $3.2 million, or 15%, from $21.1 million in the three months ended September 30, 2006 to $17.9 million in the three months ended September 30, 2007. The 2006 result included business interruption insurance proceeds of $3.4 million in respect of the Windsor Court Hotel and Maroma Resort and Spa. El Encanto continues to be closed for refurbishment, with the property recording no revenue for the three months ended September 30, 2007 as compared with $1.2 million in the same period in 2006.

On a same store basis, RevPAR increased by 11% which was driven entirely by rate.

Rest of the World. Revenue increased by $6.0 million, or 23%, from $26.3 million in the three months ended September 30, 2006 to $32.3 million in the three months ended September 30, 2007. The impact of the acquisition of the Asian hotels (former Pansea hotels group) added revenues of $1.6 million, or 59%, from $2.7 million in the three months ended September 30, 2006, to $4.3 million in the three months ended September 30, 2007. Southern Africa revenues increased by $2.1 million, or 31%, from $6.6 million in the three months ended September 30, 2006 to $8.7 million in the three months ended September 30, 2007. South America revenues increased by $1.5 million, or 19%, from $7.9 million in the three months ended September 30, 2006 to $9.4 million in the three months ended September 30, 2007.

The RevPAR on a same store basis for the Rest of the World region increased by 13% in local currencies in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This RevPAR increase in local currencies translated to an 18% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests. Revenue increased by $0.2 million, or 7%, from $2.1 million in the three months ended September 30, 2006 to $2.3 million in the three months ended September 30, 2007.

Trains and Cruises. Revenue increased by $7.5 million, or 40%, from $18.7 million in the three months ended September 30, 2006 to $26.2 million in the three months ended September 30, 2007, due primarily to the performance of Venice Simplon-Orient-Express ($1.7 million increase in revenue) and the addition of the Royal Scotsman, which generated revenue of $3.2 million in the three months ended September 30, 2007, and Afloat in France which generated revenue of $1.7 million in the same period.

Real Estate. Revenue totalled $14.1 million in the three months ended September 30, 2007, including $10.7 million in respect of the Cupecoy Village development and $3.4 million of sales recorded at Keswick Hall. Only $0.4 million of revenue was recognized by Keswick Hall in the comparable period in the prior year.

Depreciation and amortization

Depreciation and amortization increased by $1.3 million, or 14%, from $9.0 million in the three months ended September 30, 2006 to $10.3 million in the three months ended September 30, 2007, primarily due to the effect of acquisitions of the Asian hotels (former Pansea hotels group).

Operating expenses

Operating expenses increased by $25.4 million, or 40%, from $62.7 million in the three months ended September 30, 2006 to $88.1 million in the three months ended September 30, 2007. The increase was higher than the revenue increase, with operating expenses at 48% of revenue for the three months ended September 30, 2007, compared to 43% for the three months ended September 30, 2006, mainly due to business interruption insurance income recorded last year for Maroma Resort and Spa and Windsor Court Hotel with no similar income in the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.4 million, or 17%, from $38.4 million in the three months ended September 30, 2006 to $44.8 million in the three months ended September 30, 2007. This increase was lower than the proportionate revenue increase, with sales, general and administrative expenses being 24% of revenue for the three months ended September 30, 2007 compared to 27% for the three months ended September 30, 2006, mainly due to lower expenses as a percentage of real estate revenue at Cupecoy compared to hotels.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for the three months ended September 30, 2007 for OEH decreased by 2%, from 34% for the three months ended September 30, 2006 to 32% for the three months ended September 30, 2007. The European properties margins decreased from 45% in the three months ended September 30, 2006 to 44% in the three months ended September 30, 2007. Margins at the Rest of the World hotels decreased from 27% in the three months September 30, 2006 to 22% for the three months ended September 30, 2007, primarily due to the impact of the strong Brazilian real on the U.S. dollar earnings of the Copacabana Palace Hotel.

Earnings from operations

Earnings from operations increased by $7.3 million from $34.8 million in the three months ended September 30, 2006 to $42.1 million in the three months ended September 30, 2007, due to the factors described above and to a $2.3 million gain from insurance recoveries relating to assets disposed of at Maroma Resort and Spa.

Net finance costs

Net finance costs decreased by $0.8 million, or 5%, from $14.9 million for the three months ended September 30, 2006 to $14.1 million for the three months ended September 30, 2007. The three months ended September 30, 2007 included a foreign exchange loss of $1.5 million compared to a foreign exchange loss of $2.8 million in the three months ended September 30, 2006. The three months ended September 30, 2006 included a write-off of $2.5 million of deferred finance costs. There were no comparable write-offs in the three months ended September 30, 2007. The other components of net finance costs increased by $3.0 million, or 30%, from $9.6 million for the three months ended September 30, 2006 to $12.6 million for the three months ended September 30, 2007, due to the impact of financing of new investments and increases in U.S. interest rates.

Provision for income taxes

The provision for income taxes increased by $7.7 million, from a provision of $3.4 million in the three months ended September 30, 2006 to a provision of $11.1 million in the three months ended September 30, 2007. The 2006 provision included deferred tax credits of $5.8 million that arose on the reduction of valuation allowances established in respect of tax losses in Portugal and Australia. There were no comparable credits in 2007.

The Company recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The provision for income taxes of $11.1 million for the three months ended September 30, 2007 included a tax provision of $0.2 million in respect of the FIN 48 liability.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $1.7 million, or 43%, from $3.9 million in the three months ended September 30, 2006 to $5.6 million in the three months ended September 30, 2007. This was mainly due to increased earnings from Charleston Place and OEH’s investments in Peru.

Nine months ended September 30, 2007 compared to

Nine months ended September 30, 2006

OEH’s operating results for the nine months ended September 30, 2007 and 2006, expressed as a percentage of revenue, were as follows:

	Nine months ended September 30
	2007	2006
	%	%
Revenue:
Hotels and restaurants	83	87
Tourist trains and cruises	14	13
Real estate	3	––
	100	100
Expenses:
Depreciation and amortization	7	7
Operating	48	48
Selling, general and administrative	28	30
Gain on sale of investment	––	(2)
Net finance costs	8	11
Earnings before income taxes	9	8
Provision for income taxes	(4)	(1)
Earnings from unconsolidated companies	3	3
Net earnings as a percentage of total revenue	8	10

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2007 and 2006 are analyzed as follows (dollars in millions):

	Nine months ended September 30
	2007	2006
Segment EBITDA:
Owned hotels:
Europe	$66.5	$49.6
North America	10.4	13.6
Rest of the world	23.2	20.3
Hotel management interests	17.4	14.3
Restaurants	1.9	2.5
Tourist trains and cruises	19.5	12.5
Real estate	2.7	1.2
Central overheads	(20.7)	(14.9)
Gain on disposal of assets	2.3	––
Gain on sale of investment	––	6.6
Total segment EBITDA	$123.2	$105.7

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

	Nine months ended September 30
	2007	2006
		(Restated)
Net earnings	$38.6	$33.1
Add:
Depreciation and amortization	29.4	26.3
Interest expense, net	34.1	32.4
Foreign currency, net	0.2	5.5
Provision for income taxes	17.1	4.2
Share of provision for income taxes of unconsolidated companies	3.8	4.2
Segment EBITDA	$123.2	$105.7

Operating information for OEH’s owned hotels for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months ended September 30
	2007	2006

Average Daily Rate (in dollars)
Europe	713	611
North America	366	318
Rest of the world	265	269
Worldwide	434	396

Rooms Available (in thousands)
Europe	247	225
North America	166	157
Rest of the world	323	269
Worldwide	736	651

Rooms Sold (in thousands)
Europe	149	139
North America	107	113
Rest of the world	204	166
Worldwide	460	418

RevPAR (in dollars)
Europe	432	376
North America	235	228
Rest of the world	168	166
Worldwide	271	254

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	485	414	17%	10%
North America	340	319	7%	7%
Rest of the world	188	170	10%	9%
Worldwide	313	278	13%	9%

Revenue

Total revenue increased by $82.5 million, or 23%, from $358.7 million in the nine months ended September 30, 2006 to $441.2 million in the nine months ended September 30, 2007. Hotels and restaurants revenue increased by $56.7 million, or 18%, from $308.8 million in the nine months ended September 30, 2006 to $365.5 million in the nine months ended September 30, 2007, and tourist trains and cruises increased by $15.4 million, or 34%, from $45.4 million for the nine months ended September 30, 2006 to $60.8 million for the nine months ended September 30, 2007. The increase in total revenue was due primarily to the performance of the European hotels and trains and cruises portfolios.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 13% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Measured in local currencies this increase was 9%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe. Revenue increased by $38.7 million, or 26%, from $146.1 million for the nine months ended September 30, 2006 to $184.8 million for the nine months ended September 30, 2007. Increases at the Italian properties and Reids Palace Hotel (closed in the first quarter of 2006) were the main contributors to the growth, but revenue increased at all of the European properties.

On a same store basis, RevPAR in local currency increased by 10%. In U.S. dollars, this translated into an increase of 17%.

North America. Revenue increased by $0.1 million, or 0.2%, from $62.9 million in the nine months ended September 30, 2006 to $63.0 million in the nine months ended September 30, 2007. El Encanto has been closed for refurbishment throughout 2007, and the hotel has recorded no revenues in the current year compared to $3.9 million in the nine months ended September 30, 2006.

On a same store basis, RevPAR increased by 7%.

Rest of the World. Revenue increased by $17.2 million, or 22%, from $78.5 million in the nine months ended September 30, 2006 to $95.7 million in the nine months ended September 30, 2007. The impact of the acquisition of the Asian hotels (former Pansea hotels group) increased revenues by $8.9 million. Southern Africa revenues increased $3.8 million in the nine months ended September 30, 2007 from $23.8 million to $27.6 million, or 16%. South America revenues increased by $3.4 million, or 12%, from $27.8 million in the nine months ended September 30, 2006 to $31.2 million in the nine months ended September 30, 2007.

The RevPAR on a same store basis for the Rest of the World region increased by 9% in local currencies in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This RevPAR increase in local currencies translated to a 10% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests. Revenue increased by $0.7 million, or 10%, from $6.9 million in the nine months ended September 30, 2006 to $7.6 million in the nine months ended September 30, 2007, due to increased revenues at Charleston Place and the hotels in Peru.

Trains and Cruises. Revenue increased by $15.4 million, or 34%, from $45.4 million in the nine months ended September 30, 2006 to $60.8 million in the nine months ended September 30, 2007, due primarily to the performance of Venice Simplon-Orient-Express and the fully acquired Royal Scotsman and Afloat in France.

Real Estate. Revenues increased by $10.4 million from $4.5 million in the nine months ended September 30, 2006 to $14.9 million in the nine months ended September 30, 2007. The increase was due to the recognition of revenue of $10.7 million associated with the Cupecoy Village development in St. Maarten resulting from the application of the percentage-of-completion method whereby approximately 39% of the units have been sold and 25% of the contracts entered into have been billed.

Depreciation and amortization

Depreciation and amortization increased by $3.1 million, or 12%, from $26.3 million in the nine months ended September 30, 2006 to $29.4 million in the nine months ended September 30, 2007, primarily due to the effect of the acquisition of the Asian hotels (former Pansea hotels group) and capital expenditures during the nine months to September 30, 2007, including the refurbishment of the Copacabana Palace Hotel, Grand Hotel Europe and Reids Palace Hotel.

Operating expenses

Operating expenses increased by $45.3 million, or 27%, from $165.6 million in the nine months ended September 30, 2006 to $211.0 million in the nine months ended September 30, 2007. The increase was in line with revenue increases, with operating expenses remaining at 48% of revenue for the nine months ended September 30, 2007, the same level as for the nine months ended September 30, 2006.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $18.0 million, or 17%, from $107.2 million in the nine months ended September 30, 2006 to $125.2 million in the nine months ended September 30, 2007. This increase was primarily due to revenue increases. As a percentage of revenue, selling, general and administrative expenses decreased by 2% to 28% in the nine months ended September 30, 2007, from 30% of revenue in the nine months ended September 30, 2006.

Margins

Segment EBITDA margins for the nine months ended September 30, 2007 for OEH decreased to 28% of revenue, from 29% of revenue for the nine months ended September 30, 2006. The 2006 margin was positively impacted by the gain from the sale of investment in Harry’s Bar in the second quarter of 2006. Without Harry’s Bar sale impact segment EBITDA remained at 28%. The European properties margins increased from 34% in the nine months ended September 30, 2006 to 36% in the nine months ended September 30, 2007. Margins at the Rest of the World hotels were down 2% in the nine months ended September 30, 2007 to 24% mainly due to the impact of the stronger Brazilian real on the U.S. dollar earnings of the Copacabana Palace Hotel. Margins in North America were down from 21% to 20% mainly due to business interruption insurance income recorded last year with no comparable income in the current period.

Earnings from operations

Earnings from operations increased by $18.3 million from $59.6 million in the nine months ended September 30, 2006 to $77.9 million in the nine months ended September 30, 2007, due to the factors described above and to a $2.3 million gain from insurance recoveries relating to assets disposed of at Maroma Resort and Spa.

Net finance costs

Net finance costs decreased by $3.6 million, or 10%, from $38.0 million for the nine months ended September 30, 2006 to $34.4 million for the nine months ended September 30, 2007. The nine months ended September 30, 2007 included a foreign exchange loss of $0.2 million compared to a foreign exchange loss of $5.5 million in the nine months ended September 30, 2006. The other components of net finance costs increased by $1.7 million, or 5%, from $32.5 million for the nine months ended September 30, 2006 to $34.2 million for the nine months ended September 30, 2007. The increase was due to higher interest rates and higher debt levels.

Provision for income taxes

The provision for income taxes increased by $12.9 million, from a provision of $4.1 million in the nine months ended September 30, 2006 to a provision of $17.1 million in the nine months ended September 30, 2007. The 2006 provision included deferred tax credits totalling $8.8 million that arose on the reduction of valuation allowances established in respect of tax losses in Portugal, Bora Bora and Australia. There were no comparable credits in the current year provision.

The Company recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. The provision for income taxes of $17.1 million for the nine months ended September 30, 2007 included a tax provision of $1.0 million in respect of the FIN 48 liability.

Earnings from unconsolidated companies

Earnings from unconsolidated companies increased by $3.1 million, or 34%, from $9.1 million in the nine months ended September 30, 2006 to $12.2 million in the nine months ended September 30, 2007. This was mainly due to increased earnings from OEH’s Charleston Place Hotel and investments in Peru.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $85.2 million at September 30, 2007, $5.9 million more than the $79.3 million at December 31, 2006. At September 30, 2007, there were undrawn amounts available to OEH under committed short-term lines of credit of $29.0 million and undrawn amounts available to OEH under secured revolving credit facilities of $60.5 million, bringing total cash availability at September 30, 2007 to $174.7 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $58.4 million at September 30, 2007, a decrease in the working capital of $63.3 million from a balance of $4.9 million surplus at December 31, 2006. Changes in the following balances made the most contribution to the decrease in the working capital:

•                  Current portion of long-term debt and capital leases has increased by $80.7 million as a portion of the debt will become due in the following year;  OEH is planning to refinance this portion of debt in 2008;

•                  Working capital facilities have increased by $11.8 million; OEH used more short-term financing in 2007;

•                  Deferred revenue has increased by $13.1 million due to a higher volume of business for the following quarter; and

•                  Accrued liabilities have increased by $9.7 million.

These have been partly offset by increases in cash of $5.9 million, prepaid expenses of $12.7 million, real estate assets of $11.2 million and other working capital movements due to the higher activities in the hotel and real estate business.

Cash Flow

Operating Activities. Net cash provided by operating activities decreased by $5.3 million from $59.5 million for the nine months ended September 30, 2006 to $54.2 million for the nine months ended September 30, 2007. This was due to various movements in the working capital balances, the largest being an increase in prepaid expenses and receivables.

Investing Activities. Cash used in investing activities decreased by $24.0 million to $92.9 million for the nine months ended September 30, 2007, compared to $116.9 million for the nine months ended September 30, 2006.

The lower capital expenditure (decrease of $5.6 million) was partly offset by lower proceeds from sale of fixed assets (a decrease of $5.8 million). The higher capital expenditure costs in 2006 were mainly due to the post-hurricane construction at Maroma as well as refurbishments at Grand Hotel Europe and Reids Palace Hotel. Capital expenditure in 2007 of $77.9 million included $6.3 million for El Encanto construction costs, $3.6 million Casa de Sierra Nevada refurbishments, $4.0 million construction of assets at Cupecoy Village in St. Maarten, $9.5 million capital expenditure at the Italian hotels, $8.6 million of Grand Hotel Europe costs, $4.5 million of Copacabana Palace capital costs, and $4.4 million paid for the Maroma land acquisition.

Proceeds from fixed assets disposals of $3.7 million included insurance compensation received for the damaged assets of Maroma Hotel of $2.3 million.

Current period acquisitions of $18.7 million included the acquisition of the remaining 50% of Royal Scotsman and Afloat in France, website assets, 18% of the Laos hotel interest, investment in Buzios and payment of final cash from the escrow account relating to the Grand Hotel Europe acquisition. The 2006 period acquisitions included 75% of Casa de Sierra Nevada and 25% of Maroma interests, and acquisition of Pansea hotels.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2007 was $42.7 million compared to $124.3 million for the nine months ended September 30, 2006, a decrease of $81.6 million.

Last year OEH completed refinancing of the European hotels, as a result of which proceeds from borrowings under long-term debt and cash used in long-term debt repayments were significantly higher compared to the current period. Also last year OEH received cash of $99.4 million from the issuance of common shares. In the current period OEH used more of its working capital facilities to finance operations than last year.

Capital Commitments. There were $42.8 million of capital commitments outstanding as of September 30, 2007 mainly on investments in owned hotels.

Indebtedness

At September 30, 2007, OEH had $736.4 million of long-term debt secured by assets ($651.2 million net of cash), including the current portion, which is repayable over periods of 1 to 8 years with a weighted average interest rate of 5.82%. See Note 7 to the financial statements regarding the maturity of long-term debt.

Approximately 52% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At September 30, 2007, 84% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of September 30, 2007, the Company’s adoption of recent accounting pronouncements, which are described in Note 1 to the financial statements in the Company’s 2006 Form 10-K annual report, has not changed from December 31, 2006, except for the adoption of FIN 48 on January 1, 2007, as described in Note 9.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis in the Company’s 2006 Form 10-K annual report, and the real estate revenue recognition policy as described in Note 1(b).

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,700,000 on an annual basis based on borrowings at September 30, 2007. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates. Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2007 from those described in the Company’s 2006 Form 10-K annual report.

ITEM 4.          Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer, who is also currently serving as acting Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2007 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date. There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Paul M. White
President and Chief Executive Officer
(acting Chief Financial Officer)

Dated: November 9, 2007

EXHIBIT INDEX

3.1   -   Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2   -   Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on June 20, 2007 and incorporated herein by reference.

3.3   -   Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

31   -   Rule 13a-14(a)/15d-14(a) Certifications.

32   -   Section 1350 Certification.