Form 10-K
period 2007-12-31
ORIENT EXPRESS HOTELS LTD
filed 2008-02-29
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1–Business on page 4.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 29, 2007 (the last business day of the registrant’s second fiscal quarter in 2007) was approximately $2,263,000,000.

As of February 20, 2008, 42,456,000 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 13(d) to the Financial Statements
(Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE:  None

Preliminary Note:  Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management’s current assessments and assumptions, are not historical facts, and are subject to various risks and uncertainties.  Forward-looking statements can be identified by the fact that they do not relate only to historic or current facts, and often use words such as “anticipate”, “target”, “expect”, “estimate”, “intend”, “plan”, “goal”, “believe” or other words of similar meaning.  Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1–Business, Item 1A–Risk Factors, Item 7–Management’s Discussion and Analysis, Item 7A–Quantitative and Qualitative Disclosures about Market Risk, and Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.  Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

ORIENT-EXPRESS HOTELS LTD.

Hotels & Restaurants

1. Hotel Cipriani & Palazzo Vendramin, Venice
2. Hotel Splendido & Splendido Mare, Portofino
3. Villa San Michele, Florence
4. Hotel Caruso Belvedere, Ravello
5. Hôtel de la Cité, Carcassonne
6. La Residencia, Mallorca
7. Hotel Ritz, Madrid
8. Lapa Palace, Lisbon
9. Reid's Palace Hotel, Madeira
10. Le Manoir aux Quat'Saisons, Oxfordshire
11. Grand Hotel Europe, St. Petersburg
12. '21' Club, New York
13. Inn at Perry Cabin, Maryland
14. Keswick Hall, Virginia
15. Charleston Place, Charleston
16. Windsor Court Hotel, New Orleans
17. El Encanto, Santa Barbara
18. Maroma Resort and Spa, Riviera Maya
19. Casa de Sierra Nevada, San Miguel de Allende
20. La Samanna, St Martin
21. Miraflores Park Hotel, Lima
22. Machu Picchu Sanctuary Lodge, Machu Picchu
23. Hotel Monasterio, Cuzco
24. Las Casitas del Colca, Colca Canyon
25. Hotel das Cataratas, Iguaçu Falls
26. Copacabana Palace, Rio de Janeiro
27. La Cabãna, Buenos Aires
28. Mount Nelson Hotel, Cape Town
29. The Westcliff, Johannesburg
30. Orient-Express Safaris, Botswana
31. The Observatory Hotel, Sydney
32. Lilianfels Blue Mountains, New South Wales
33. Bora Bora Lagoon Resort, Tahiti
34. La Résidence d'Angkor, Siem Reap
35. The Governor's Residence, Yangon
36. Napasai, Koh Samui
37. La Résidence Phou Vao, Luang Prabang
38. Jimbaran Puri Bali, Bali
39. Ubud Hanging Gardens, Bali

Trains & Cruises

40. Venice Simplon-Orient-Express, Europe
41. British Pullman, UK
42. Northern Belle, UK
43. Royal Scotsman, UK
44. Afloat in France, France
45. PeruRail, Peru
46. Eastern & Oriental Express, Southeast Asia
47. Road To Mandalay, Myanmar

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

Restatement of prior year financial statements

The Company filed its annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) on March 1, 2007.  As more fully discussed in Item 8–Financial Statements and Supplementary Data under Note 2–Restatement to the consolidated financial statements in the 2006 Form 10-K, the Company restated its consolidated balance sheet, its statement of consolidated operations, its statement of consolidated shareholders’ equity and its statement of consolidated cash flows as of December 31, 2005 and for the year ended December 31, 2005.  In addition, the Company restated selected financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2005, 2004 and 2003 in Item 6–Selected Financial Data in the 2006 Form 10-K and beginning shareholders’ equity for the impact of the restatement for periods prior to 2004. The impact of the restated financial results for the first, second and third quarterly periods of 2006 was also presented in the summary of quarterly earnings (unaudited) in Item 8–Financial Statements and Supplementary Data in the 2006 Form 10-K.  The restatement corrected for errors made in the application of U.S. generally accepted accounting principles, including deferred tax and foreign currency accounting.

Introduction

OEH is a hotel and leisure group focused on the luxury end of the leisure market.  Organized in 1995, it currently owns and/or invests in 51 properties (all of which it manages) consisting of 41 highly individual deluxe hotels, two restaurants, six tourist trains and two river/canal cruise businesses.  These are located in 25 countries worldwide.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveller.  OEH is also developing two other hotels not yet open.

The locations of OEH’s 51 properties are shown in the map on page 3, where they number 47 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 51.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 83% of revenue in 2007, 84% in 2006 and 85% in 2005.  Tourist trains and cruises accounted for 14% of revenue in 2007, 13% in 2006 and 14% in 2005.  Property development activities accounted for the remaining revenue in each year.  OEH’s worldwide portfolio of hotels currently consists of 3,889 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2007 achieved an average daily room rate (“ADR”) of $428 (2006–$382) and a revenue per available room (“RevPAR”) of $263 (2006–$242).  Approximately 70% of OEH’s customers are leisure travellers, with approximately 46% of customers in 2007 originating from North America, 40% from Europe and the remaining 14% from elsewhere in the world.

Revenue, earnings and identifiable assets of OEH in 2005, 2006 and 2007 for its business segments and geographic areas are presented in Note 19 to the Financial Statements (Item 8 below).

Owned Hotels–Europe

Italy

The Hotel Cipriani and Palazzo Vendramin–98 keys–in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island across from the Piazza San Marco which is accessed by a free private boat service.  Most of the rooms have views over the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, and a large banquet and meeting facility situated in an historic refurbished warehouse.

The Hotel Splendido and Splendido Mare–80 keys–overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court.  There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus linking the main hotel with Splendido Mare on the harbor below.

The Villa San Michele–46 keys–is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool.  A shuttle bus service is provided into Florence.  The property occupies ten acres.  The Villa San Michele also operates for hotel guests the five-bedroom main house of the Capannelle wine estate in the Chianti region owned by James Sherwood.  See Item 13–Certain Relationships and Related Transactions, and Director Independence below.

The Hotel Caruso Belvedere–50 keys–in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archaeological sites such as Pompeii and Paestum.  Once a nobleman’s palace, parts of the buildings date back to the 11th century.  Operated as a hotel for many years, OEH rebuilt the property after acquiring it and reopened in 2005.  Amenities include two restaurants, an outdoor swimming pool, spa and extensive gardens.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Portugal

Reid’s Palace–163 keys–is the most famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has four restaurants and banquet/meeting facilities.  Leisure and sports amenities include two fresh water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and access to two championship golf courses.  It has year-round appeal to European leisure travellers, serving both winter escapes to the sun and regular summer holidays.  OEH is considering development of for-sale residential units on the grounds of the hotel.

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

OEH owns La Residencia–64 keys–located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean.  Mallorca is a popular European tourist destination throughout the year.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres.  The hotel features three restaurants including the gourmet El Olivio, one of the foremost on the island, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.

Le Manoir aux Quat’Saisons–32 keys–is located in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens.  The property was developed by Raymond Blanc, one of Britain’s most famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a long-term commitment to remain the chef at the hotel.

OEH owns a 93.5% interest in the Grand Hotel Europe–301 keys–in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are five restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and spa and several retail shops.  OEH is currently finishing a phased refurbishment of the hotel, and plans to acquire the minority interest owned by the City of St. Petersburg.

Owned Hotels–North America

United States

The Windsor Court–322 keys–opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront.  Harrah’s operates the only land-based casino in Louisiana across the street.  Each guest room has panoramic views over the river or the city.  Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club.  The hotel’s interior décor features a collection of historic European art and antique furniture.  The hotel has planning permission to build a conference center on a nearby owned lot.  The hotel was closed for three months in 2005 due to hurricane damage, and occupancy and ADR have gradually recovered with the New Orleans market.

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

The Inn at Perry Cabin–80 keys–was built in 1812 as a country inn located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay.  Set on 25 waterfront acres that include an outdoor swimming pool as well as boating and fishing on the Bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C. area.  OEH has completed a major renovation and expansion of the hotel, including a new conference facility and a spa.  Vacant available land may be developed as residences in the future.

OEH owns El Encanto–77 keys–in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens with a swimming pool and tennis court.  OEH closed this hotel in late 2006 for significant renovation, including the addition of 14 keys, and expects to reopen in 2009.

Caribbean

La Samanna–81 keys–is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on ten acres of land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.

OEH owns about 48 acres of additional land adjoining La Samanna on both the French and Dutch sides of St. Martin, which it is developing as residential villas and apartments.  See “Property Development” below.

Mexico

OEH owns the Maroma Resort and Spa–65 keys–on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun.  The resort opened in 1995 and has 25 acres of land along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive.  Important Mayan archaeological sites are also nearby.  Rooms are arranged in low-rise villas and there are three restaurants, tennis courts and extensive spa facilities.  The hotel suffered hurricane damage in October 2005 and reopened in February 2006.

In addition, OEH purchased in 2007 a 28-acre tract adjacent to Maroma on which it plans to build and sell private villas.  See “Property Development” below.

OEH owns an 80% interest in Casa de Sierra Nevada–33 keys–a luxury resort in the colonial town of San Miguel de Allende.  Opened in 1952, the hotel consists of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH is renovating the existing buildings, including the two restaurants, and building 20 new suites and a new pool, spa and garden area.  In addition to the nine owned buildings, the hotel leases two buildings for administrative offices, a total site of approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels–Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace–222 keys–is one of the most famous in South America and features two gourmet restaurants, spacious function and meeting rooms, a 500-seat theater, a large swimming pool, spa and fitness center, and a roof-top tennis court and pool.  The old casino rooms were refurbished and reopened in 2007 as additional function and meeting space for up to 1,200 persons.

In June 2007, OEH acquired a 50% interest in a company owning 46 acres of beachfront land in Buzios, Brazil, a popular upmarket resort town about 100 miles east of Rio de Janeiro.  If necessary permits are issued, OEH plans to acquire the entire property, most of which is environmentally protected, and build a new hotel of about 40 keys and 17 for-sale villas.  Earliest opening is expected in 2010.

In October 2007, OEH commenced operation of Hotel das Cataratas–203 keys–directly beside the famous Iguacu Falls in Brazil on the border with Argentina, having been awarded a 20-year lease by the Brazilian government.  It is the only hotel in the national park surrounding the falls, a World Heritage location.  First opened in 1958 on a site of about four acres, the hotel has two restaurants, conference facilities, a swimming pool and tennis court, and tropical gardens looking out at the falls.  OEH plans an extensive renovation and upgrade of the property in phases during 2008 and 2009.

The Miraflores Park Hotel–82 keys–is located in an exclusive residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, the hotel has two restaurants, a large ballroom, rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

Southern Africa

The Mount Nelson Hotel–201 keys–in Cape Town, South Africa is a famous historic property opened in 1899.  With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has a ballroom, two swimming pools, tennis courts, and a fitness center and spa, all situated on ten acres of grounds.  Expansion is planned through incorporation into the hotel of adjoining residential properties owned by OEH.

The Westcliff Hotel–117 keys–is the only garden hotel in Johannesburg, South Africa, opened in 1998 and situated on six hillside acres with views over the city’s zoo and parkland.  Laid out in village style, its resort amenities include two swimming pools, tennis court and health club.  The hotel attracts business guests because of its proximity to the city center.  A banquet and conference center occupies part of adjacent expansion land.

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

Australia

The Observatory Hotel–96 keys–is in Sydney within walking distance of the central business district.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, and a large parking garage on a site of about one acre.  There is also access to a nearby tennis court.

The Lilianfels Blue Mountains–85 keys–is in the Blue Mountains National Park west of Sydney.  It is named after the original estate house, dating from 1890, where the hotel’s gourmet restaurant is located.  The main hotel, built in 1992 and recently refurbished, has a second restaurant and conference facilities.  The resort’s four acres of grounds encompass indoor and outdoor swimming pools, health club and spa, tennis court and extensive gardens with views over the Blue Mountains.  There is expansion land to add keys in the future.

French Polynesia

Bora Bora Lagoon Resort and Spa–77 keys–opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site.  Guests dine in two restaurants and enjoy extensive water sports and tennis.  A recent renovation program included a new swimming pool, spa and conference facility.  On some of the resort’s available vacant land, private residential villas for sale can be developed.

In December 2007, the Company’s Board of Directors approved of the disposal of Bora Bora Lagoon Resort.  Accordingly, the hotel’s assets and liabilities have been designated as held for sale and its results have been reflected as discontinued operations for all periods presented.  See Note 2 to the Financial Statements.

Asia

In July 2006, OEH acquired the Pansea group of six deluxe hotels in Southeast Asia described below, each built and decorated in traditional local style.

Napasai–55 keys–is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam.  It originally opened in 2004 and features two restaurants, tennis courts, swimming pool, spa and water sports such as diving and snorkeling in the nearby coral reef.  The guest rooms are arranged in seaview cottages on a total site of about 40 acres on which 14 private villas have been built with vacant land available to develop and sell additional villas.  See “Property Development” below.  Most purchasers of these villas have contracted with Napasai to make the villas available to hotel guests on a revenue-sharing basis with the purchasers.

On Bali in Indonesia are two long-term leasehold properties, Jimbaran Puri Bali–42 keys–and Ubud Hanging Gardens–38 keys.  Jimbaran Puri Bali originally occupied four beachfront acres on the south coast of the island.  Guest rooms are situated in cottages and, in addition to ocean water sports, the hotel features two restaurants and a swimming pool.  During 2007, OEH acquired a long lease of about three acres of vacant land beside the hotel on which OEH is building 22 additional keys.

Ubud Hanging Gardens is located on terraces on about seven steep hillside acres above the Ayung River gorge in the interior of Bali.  The hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.

La Résidence d’Angkor–55 keys–opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor, the principal tourist attraction in the area, are near the hotel which has an indoor/outdoor restaurant and swimming pool.  OEH is planning to add eight keys and a spa to this property.

Built in 1920, The Governor’s Residence–48 keys–in the embassy district of Rangoon, Burma (Myanmar) was originally the official home of one of the Burmese state governors.  It is a teak two-storey mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.  OEH owns a 66% interest in the property and has reached agreement in principle with the other shareholders in the property to increase its interest to 100%.

In Luang Prabang, the ancient capital of Laos, OEH owns a 69% interest in La Résidence Phou Vao–34 keys.  The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-storey buildings surrounded by gardens that include a restaurant, spa and swimming pool.

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

Charleston Place–441 keys–is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a health club with spa and swimming pool, and a shopping arcade of 25 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodelled as additional conference space and retail shops.  OEH has a 19.9% ownership interest in this hotel, manages the property under an exclusive long-term contract, and receives interest on partnership loans which it assumed at the time of its original investment and on other loans made since then.

OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following three hotels under long-term renewable leases.

The Hotel Monasterio–126 keys–is located in the ancient Inca capital of Cusco, an important tourist destination in Peru.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and upgraded by OEH since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cusco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.  The three acre site includes a vacant convent adjoining the hotel which will be rebuilt as 55 additional keys.

The Machu Picchu Sanctuary Lodge–31 keys–is the only hotel at the famous mountaintop Inca ruins at Machu Picchu.  All of the rooms have been refurbished to a high standard.  The joint venture also has a lease on seven acres at the foot of the ruins, close to the town where tourists arrive by train, for possible future expansion.

The Peru hotel joint venture of OEH built in 2007 for opening in April 2008 a small luxury bungalow hotel called Las Casitas del Colca–20 keys–on 57 acres north of Arequipa near the 11,000 foot high rim of Colca Canyon.  The hotel will feature an intimate dining room and a swimming pool and spa, and guests will enjoy tours of the scenic canyon famous for its giant condors.

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

In November 2007, OEH entered into a contract to purchase the land and building of the Donnell branch of New York Public Library on West 53rd Street abutting ‘21’ Club on West 52nd Street.  Subject to obtaining necessary permits, OEH plans to demolish the library building and construct a luxury hotel of up to 150 keys to be called ‘21’ Hotel including a restaurant, spa, a new Donnell library branch, and expanded banqueting and dining space connecting to ‘21’ Club, with a target opening of 2011.

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

Tourist Trains and Cruises

OEH’s principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 railway cars originally used on historic “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain composed entirely of Pullman cars with a capacity for up to 250 passengers.  The other train is based on the European Continent made up of Compagnie Internationale des Wagons-Lits et du Tourisme sleeping cars and day coaches with capacity for up to 180 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel under the English Channel by coach on the Eurotunnel shuttle train.  Occasional trips are also made from time to time to Rome, Prague, Budapest and Istanbul and other European destinations.

The British Pullman cars of Venice Simplon-Orient-Express operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

The Northern Belle tourist train offers day trips and charter service principally in the north of England.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of six dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus related service cars, and can carry up to 250 passengers.  Full course meals are served on board and passengers stay in local hotels on overnight itineraries.

OEH owns the Royal Scotsman luxury tourist train, having purchased in April 2007 the 50% interest it did not previously own.  Founded in 1985, the Royal Scotsman is composed of nine Edwardian-style cars accommodating up to 36 passengers.  Each compartment in the six sleeping cars has a private bathroom.  Operating from April to October each year, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.

PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise awarded in 1999 and extendable every five years, upon the joint venture’s application, up to 30 additional years.  The joint venture pays the government a fee related to traffic levels which can be partially offset against investment in track improvements.  The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road, as well as local passenger traffic.  Beginning in 2008, other carriers will operate on this line for the first time in competition with PeruRail.  A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic.  The Cusco-Machu Picchu line connects two of OEH’s Peruvian hotels allowing inclusive tours served by OEH’s Hiram Bingham luxury tourist train.  OEH also operates a deluxe daytime tourist train called the Andean Explorer on the Cusco-Puno route through the High Andes mountains.

The Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok.  The journey lasts between 48 and 72 hours each way and includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and, beginning in 2007, to Vientiane, Laos.  Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms.  The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 125 passengers.  The Eastern & Oriental Express is available for charter by private groups.  OEH manages the train exclusively and has a 25% shareholding in the owning company.

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

OEH owns five luxury river and canal boats operating as Afloat in France in Burgundy, Provence and other rural regions of France.  In April 2007, OEH acquired the 50% interest in this business that it did not previously own.  The boats accommodate between six and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three to six night itineraries with guests dining on board or in nearby restaurants.  Side trips are organized each day.

Property Development

OEH is pursuing opportunities to develop the real estate it owns at its hotels.  In addition to expansion through construction of guest rooms and other facilities at the hotels, certain of OEH’s properties have adjacent vacant land available for construction and sale of deluxe residential villas and apartments, as noted above under the various “Owned Hotels” headings.

OEH is currently building at La Samanna in St. Martin the Cupecoy Yacht Club on 12 acres on the Dutch side of the island, consisting of approximately 180 condominium apartments and 30,000 square feet of shop, restaurant and marina space.  The apartments range from 750 to 3,000 square feet in size.  OEH plans to build and sell the units in phases, with construction completion currently scheduled by 2010, and to retain management of most of the units sold.  At December 31, 2007, 71 condominiums at Cupecoy had been pre-sold.  OEH also has planning permission to build a further 60 units at Cupecoy.

On the French side of St. Martin, OEH is also developing the Residences at La Samanna.  Up to 37 private homes are planned on 36 acres to be built in phases.  A first phase of eight large homes, each about 6,000 square feet with a private swimming pool, is currently under construction.  One has been sold.

At Keswick Hall in Virginia, OEH will continue to sell residential parcels of land surrounding and adjacent to its Keswick Club championship golf course.  Five plots were sold in 2007 in a minimum size of two acres.  OEH has built the roads and other infrastructure, including some sample homes, while most purchasers build their own custom-designed homes subject to development guidelines.  Each sale entitles the purchaser to join the hotel’s Keswick Club.

When OEH acquired the Pansea hotels group in July 2006, development of 14 private villas was already underway on the 40-acre site of Napasai on Koh Samui in Thailand.  Development of up to 40 more residential villas is planned.

In 2007, OEH completed the purchase of about 28 acres of vacant land beside its Maroma Resort and Spa on the Riviera Maya in Mexico.  OEH management currently intends to build on most of this land up to 20 locally-designed private residential villas.  A sample unit is planned to be constructed in 2008.

Also in 2007, OEH embarked on its hotel and villa development in Buzios, Brazil.

Other hotels owned by OEH with available vacant land include Reids Palace in Madeira, Lapa Palace in Lisbon, and Inn at Perry Cabin on the eastern shore of Maryland.  Development will include sale of completed residences and, in many cases, ongoing management as integral parts of the adjacent hotels or, at Keswick Hall, membership in the hotel’s golf club.  The villas and apartments are being marketed and sold by local on-site sales personnel of OEH and through third-party real estate agents with listings locally and abroad.

Management Strategies

As the foregoing indicates, OEH has a global mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  As a result, about 70% of annual revenue derives from leisure customers while corporate/business travel accounts for the rest.  OEH’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences OEH offers.

OEH benefits from trends and developments favorably impacting the global hotel, travel and leisure markets, including strong demand growth trends over the long term in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.  These trends suffered a setback beginning in 2001 due to slowing national economies, the shock of terrorist attacks, the build-up and aftermath of the wars in Afghanistan and Iraq and the SARS epidemic.  Management believes, however, that the public’s confidence in international travel and demand for luxury hotel and tourist products will be sustained over the long term.

OEH management plans to grow the business by:

•                                increasing RevPAR and other earnings at its established properties and newer acquisitions,

•                                expanding existing hotel and restaurant properties where land or space is available,

•                                developing vacant land as residences for sale,

•                                increasing the utilization of its tourist trains and cruises to add trips, and

•                                acquiring additional distinctive luxury properties throughout the world.

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

OEH management plans to continue owning or part-owning and managing most OEH properties, although OEH will consider contracts to manage properties without part-ownership which meet its criteria in order to facilitate entry into new markets or to preserve capital investment.  Ownership encourages OEH to develop the distinctive local character of its properties and allows it to benefit from all of the current cash flow and future capital gains should it sell a property.  Self-management has enabled OEH to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

Many of OEH’s individual properties, such as the Hotel Cipriani and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travellers will choose a famous property in preference to a chain brand.  OEH links its properties together under the umbrella “Orient-Express Hotels, Trains & Cruises” name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.  Management plans to extend OEH’s individual brands over time by using them on additional properties, but still linked by the umbrella name.  Development of ‘21’ Hotel adjacent to ‘21’ Club in New York described under the “Restaurants” heading above is an example of this brand extension.

As indicated above under “Property Development”, OEH is expanding its property development activities.  Management anticipates future profits both from sales of land and completed units and from ongoing management of the units for the purchasers as integral parts of the adjacent hotels.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (including through travel agents and tour operators and the internet), cross-selling to existing customers, and public relations.  OEH has a global sales force of about 250 persons in 50 locations.  These include regional sales and reservations offices in New York, Providence (Rhode Island), Charleston (South Carolina), Sao Paulo, Lima, London, Paris, Cologne, Milan, Madrid, Moscow, Tokyo, Singapore and Sydney.  OEH also has local sales representatives with responsibility for the hotels where they are based.  The responsibilities of OEH’s sales staff include working with the travel industry and preferred distribution partners, contacting group and corporate account representatives, and conducting marketing initiatives such as direct mailings and e-commerce.  OEH participates in a number of international programs, such as “American Express Centurion”, and organizations, such as “The Leading Hotels of the World”, to promote its properties.

Internet usage is an important direct sales and sales development tool.  Through OEH’s principal website (www.orient-express.com) and the websites of its individual properties, OEH provides extensive descriptions of the properties, including local activities for guests, and direct reservations capability in English and other languages.  OEH also provides an internet website (www.oeh.com) for preferred travel agents and other industry partners featuring latest news, sales assistance and marketing tools, and operates other internet travel portals that direct customers to OEH’s properties.  Online sales have lower transaction costs by saving travel agent commissions and tour operator discounts.  The internet also broadens marketing exposure and increases distribution.

Because repeat customers appreciate the consistent quality of OEH’s hotels, trains, cruises and restaurants, an important part of management’s strategy is to promote OEH properties through various cross-selling efforts.  These include preferred travel agent programs, direct mail to existing customers, in-house brochures and promotions, discounted special offers, and OEH’s in-house “Orient-Express Traveller” directory.  OEH sells luxury souvenir goods branded with the names of its travel products.

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of its properties, guests are more likely to hear about OEH’s hotels and tours through word-of-mouth or published articles rather than through general advertising.  OEH has an in-house public relations office in London and representatives in ten countries worldwide, including contracts with third-party public relations firms, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market.  Over the years, OEH’s properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure and Tatler, or industry bodies such as the American Automobile Association.  The awards are based on opinion polls of readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

Competition

Some of OEH’s properties are located in areas where there are numerous competitors, some of which have greater resources than OEH has.  Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and name recognition.

OEH’s strategy is to acquire only hotels which have special locations and distinctive character.  Many are in areas with unique local history or high entry barriers because of zoning restrictions.  OEH builds its competitive advantage by offering high quality service and cuisine, usually with a local flavor.  Typically, therefore, OEH competes by providing a special combination of location, character, cuisine, service and experiential activities rather than relying on price competition.

OEH’s luxury tourist trains have no direct competitors.  Other trains exist on similar routes, including new services in 2008 on the Cusco-Machu Picchu line of PeruRail, but management believes OEH’s trains and onboard service are unique and of such superior quality that guests consider an OEH train journey more as a luxury experience and an end in itself rather than as a means of transport.

Employees

OEH currently employs about 7,400 persons, about 2,500 of whom are represented by labor unions.  Approximately 6,500 persons are employed in the hotels and restaurants, 800 in the trains and cruises business, and the rest in central administration and sales.  Management believes that OEH’s ongoing labor relations are satisfactory.

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

ITEM 1A.       Risk Factors

OEH investors should carefully consider the risks described below and the other information contained in or incorporated by reference in this report.  These risks are separated into three general groups:

•                       risks of OEH’s business,

•                       risks that relate to OEH’s financial condition and results of operations, and

•                       risks of investing in Class A common shares.

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

Risks of OEH’s Business

OEH’s operations are subject to adverse factors generally encountered in the hospitality and travel industries.

Besides the specific conditions discussed in the risk factors below, these adverse factors include:

•                                cyclical downturns arising from changes in general and local economic conditions and business activities, which impact levels of travel and demand for travel products,

•                                political instability of the governments of some countries where OEH properties are located, resulting in depressed hotel demand,

•                                less disposable income of consumers and the travelling public,

•                                dependence on varying levels of tourism, business travel and corporate entertainment,

•                                changes in popular travel patterns,

•                                competition from other hotels and leisure time activities,

•                                periodic local oversupply of guest accommodation, which may adversely affect occupancy and actual room rates achieved,

•                                increases in operating costs at OEH properties due to inflation and other factors which may not be offset by increased revenues, and changes in costs of materials,

•                                regional and local economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•                                expropriation or nationalization of OEH properties by foreign governments,

•                                foreign exchange rate movements impacting OEH’s revenues and costs,

•                                adverse weather conditions or destructive forces like fire or flooding that sometimes result in closure of OEH’s properties,

•                                reduction in domestic or international travel and demand for OEH’s properties due to actual or threatened acts of terrorism or war, outbreak of contagious disease, travel-related accidents or industrial action, increased transportation and fuel costs, and natural disasters, and

•                                seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

The effect of these factors varies among OEH’s hotels and other properties because of their geographic diversity.  For example, civil unrest in Burma in September 2007 resulted in reservation cancellations at The Governor’s Residence and Road To Mandalay at the beginning of the seasonal high demand period for those properties.  Bookings are recovering but fourth quarter 2007 revenue was adversely affected.

In particular, as a result of the terrorist attacks in the United States on September 11, 2001 and the subsequent military actions in Afghanistan and Iraq, international, regional and even domestic travel was disrupted.  Demand for most of OEH’s properties declined substantially in the latter part of 2001.  Although the effects of the disruption have reduced in the intervening years, further acts of terrorism or a military action, or the threat of either, could again reduce leisure and business travel.

The hospitality industry is highly competitive, both for acquisitions of new hotels and restaurants and for customers at OEH’s properties

OEH competes for hotel and restaurant acquisition opportunities with others who may have greater financial resources.  These competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage.  This competition may have the effect of reducing the number of suitable investment opportunities offered to OEH and increasing OEH’s acquisition costs because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

Some of OEH’s properties are located in areas where there are numerous competitors, particularly in city centers.  Competitive factors in the hospitality industry include:

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

Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which OEH operates.  For example, new passenger rail services will operate starting in 2008 on the Cusco-Machu Picchu line of PeruRail for the first time in direct competition, which is expected to reduce PeruRail’s profitability.  As another example, largely because of new hotel competition in Bora Bora as well as high cost structures, OEH has decided in late 2007 to dispose of Bora Bora Lagoon Resort.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, construction and environmental concerns, and compliance with these laws could reduce revenues and profits of properties owned or managed by OEH.

OEH and its various properties are subject to numerous laws and government regulations, including those relating to the preparation and sale of food and beverages, liquor service, and health and safety of premises.  The properties are also subject to laws governing OEH’s relationship with employees in such areas as minimum wage and maximum working hours, overtime, working conditions, hiring and firing employees and work permits.

The success of expanding existing properties depends upon obtaining necessary building permits or zoning variances from local authorities.  Failure to obtain or delay in obtaining these permits could adversely affect OEH’s strategy of increasing revenues and net earnings through expansion of existing properties.

OEH also is subject to U.S. and foreign laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant potential environmental liabilities, even in situations where the environmental problem or violation occurred on a property before OEH acquired it.

OEH’s acquisition, expansion and development strategy may be less successful than expected and, therefore, its growth may be limited.

Management intends to increase the revenues and earnings of OEH through acquisition of new properties and expansion of existing properties.  The ability to pursue new growth opportunities successfully will depend on OEH management’s ability to:

•                              identify properties suitable for acquisition and expansion,

•                              negotiate purchases or construction on satisfactory terms,

•                              obtain the necessary financing and government permits,

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

OEH management plans to develop new properties in the future such as ‘21’ Hotel in New York and OEH’s hotel/villa project in Buzios, Brazil.  New project development is subject to such adverse factors as:

•                              site deterioration after acquisition,

•                  inability to obtain necessary government permits,

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

For example, El Encanto in Santa Barbara was originally closed for extensive renovations in September 2006, with an expected reopening in 2008.  Because of changes in rebuilding plans, delays in obtaining government permits and the pace of construction, however, reopening of the hotel is now targeted for late 2009.

OEH may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition and expansion of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade OEH’s properties, are capital intensive.  Current plans of OEH call for the expenditure of substantial amounts over the next few years to add new rooms or facilities at existing properties and to acquire new properties, which would be financed mainly by a suitable level of mortgage debt.  In addition, new-build projects can be costly, such as the planned ‘21’ Hotel in New York with an estimated development cost of $220,000,000 over four years.

The availability of future borrowings and access to the capital markets for equity financing to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of financing terms offered to OEH.  There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs.  Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings may require restrictive covenants that would limit OEH’s flexibility in operating its business.

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

OEH’s financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both:

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

OEH’s relations with its employees in various countries could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees’ providing a high level of personal service, and any labor shortage or stoppage caused by poor relations with employees, including labor unions, could adversely affect the ability to provide those services, which could reduce occupancy and room revenue and even tarnish OEH’s reputation.

OEH’s plans to expand existing properties, develop new ones and build residential units for sale at its properties are subject to project cost, completion and resale risks.

Successful new project development depends on timely completion within budget and satisfactory market conditions.  Risks that could affect a project include:

•                              construction delays or cost overruns that may increase project costs,

•                              delay or denial of zoning, occupancy and other required government permits and authorizations,

•                              write-off of development costs incurred for projects that are not pursued to completion,

•                              natural disasters such as earthquakes, hurricanes, floods or fires that could adversely impact a project,

•                              defects in design or construction that may result in additional costs to remedy, or that require all or a portion of a property to be closed during the period needed to rectify the situation,

•                              inability to raise capital to fund a project,

•                              government restrictions on the nature or size of a project or timing of completion, or on the ownership of completed units such as by foreign nationals, and

•                              changes in market conditions for residences, such as credit availability and pricing terms, or oversupply that may affect OEH’s ability to sell residential units at a profit or at price levels originally anticipated.

OEH’s owned hotels and restaurants are subject to risks generally incident to the ownership of commercial real estate and often beyond its control.

These include:

•                      fluctuating demand for commercial real estate as an investment,

•                      changes in national, regional and local economic and political conditions,

•                      changes in interest rates and the availability, cost and terms of financing,

•                      the impact of present or future government legislation and regulation (including environmental laws),

•                      the ongoing need for capital improvements to maintain or upgrade properties,

•                      changes in property taxes and operating expenses, and

•                      the potential for uninsured or underinsured losses.

Loss or infringement of OEH’s brand names could adversely affect its business.

In the competitive hotel and leisure industry in which OEH operates, trade names and trademarks are important in the revenue generation, marketing and promotion of its properties.  OEH has a large number of trade names and trademarks, and expends resources each year on their surveillance, registration and protection.  OEH’s future growth is dependent in part on increasing and developing its brand identities.  The loss, dilution or infringement of any of OEH’s brand identities could have an adverse effect on its business, results of operations and financial condition.

Risks Relating to OEH’s Financial Condition and Results of Operations

Covenants in OEH’s financing agreements could limit its discretion in operating its businesses, causing it to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH’s financing agreements with several commercial bank lenders contain covenants that include limits on additional debt collateralized by mortgaged properties, limits on property liens and limits on mergers and asset sales, and financial covenants requiring maintenance of minimum net worth amounts or a minimum interest expense coverage, or establishing a maximum debt to equity ratio or a maximum loan to collateral value ratio.  Indebtedness is also collateralized by substantially all of OEH’s properties.  Future financing agreements may contain similar provisions and covenants or even more restrictive ones.  If OEH fails to comply with the restrictions in its present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

Increases in prevailing interest rates may increase OEH’s interest payment obligations.

Approximately 76% of OEH’s consolidated long-term debt at December 31, 2007 accrues interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but there can be no assurance those hedges will be successful.  At December 31, 2007, approximately $176,000,000 of long-term debt was subject to fixed interest rate swaps.

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

Under Bermuda law, the Company may not pay dividends or make other distributions on the Class A and B common shares if there are reasonable grounds for believing that OEH is, or after the payment would be, unable to pay its liabilities as they become due, or if the realizable value of OEH’s assets is less than the aggregate of its liabilities, issued share capital and “share premium accounts” (share premium is defined as the amount of shareholders’ equity over and above the aggregate par value of issued shares).  There can be no assurance the Company will not be restricted by Bermuda law from paying dividends.

OEH’s substantial indebtedness could adversely affect its financial health.

OEH has a significant amount of debt and may incur additional debt from time to time.  As of December 31, 2007, its consolidated long-term indebtedness was $786,410,000 (including the current portion).  This substantial indebtedness could:

•                              require OEH to dedicate much of its cash flow from operations to debt service payments, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes,

•                              limit OEH’s ability to obtain additional financing for its business,

•                              increase OEH’s vulnerability to adverse economic and industry conditions, including the seasonality of some of its activities, or

•                              limit its flexibility in planning for, or reacting to, changes in its business and industry as well as the economy generally.

OEH must also repay or refinance a significant amount of indebtedness in future years.  Although OEH may seek to refinance its indebtedness, it may be unable to obtain refinancing on satisfactory terms.  Any failure of OEH to repay any indebtedness when due may result in a default under its indebtedness and cause cross-defaults under other indebtedness.

OEH is subject to accounting regulations and uses certain accounting estimates and judgments that may differ significantly from actual results.

Implementation of existing and future standards and rules of the U.S. Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of OEH’s financial statements and related disclosures.  Future regulatory requirements could significantly change OEH’s current accounting practices and disclosures.  These changes in the presentation of OEH’s financial statements and related disclosures could change an investor’s interpretation or perception of OEH’s financial position and results of operations.  For example, OEH became subject to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), in the first quarter of 2007 requiring OEH to recognize at that time a substantial initial FIN 48 liability with a corresponding adjustment to retained earnings.  See Note 11 to the Financial Statements.  OEH’s future income tax cost may include a tax benefit as the initial FIN 48 provision is released or a tax cost as new FIN 48 liabilities are recognized, in addition to the tax costs or benefits that relate to OEH’s trading activities and results.

OEH uses many methods, estimates and judgments in applying its accounting policies (see “Critical Accounting Policies” in Item 7–Management’s Discussion and Analysis of this report).  By their nature, these are subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead OEH to change its methods, estimates and judgments which could significantly affect OEH’s results of operations.

Risks of Investing in Class A Common Shares

The Company is not restricted from issuing additional Class A or B common shares, and any sales could negatively affect the trading price of the Class A common shares outstanding.

The Company may in its discretion sell newly issued Class A or B common shares from time to time.  There can be no assurance that the Company will not make significant sales of Class A or B common shares.  Any sales could materially and adversely affect the trading price of the Class A common shares outstanding.

The price of the Class A common shares may fluctuate significantly, which may make it difficult for shareholders to sell the Class A common shares when they want or at desired prices.

The price of the Class A common shares on the New York Stock Exchange constantly changes.  OEH management expects that the market price of the Class A common shares will continue to fluctuate.  Holders of Class A common shares will be subject to the risk of volatility and depressed prices.

The Company’s share price can fluctuate as a result of a variety of factors, many of which are beyond OEH’s control.  These factors include:

•                              quarterly variations in operating results,

•                              operating results that vary from the expectations of management, securities analysts and investors,

•                              changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•                              developments generally affecting OEH’s business,

•                              market speculation about a potential acquisition of OEH,

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

In addition, the stock market in general can experience volatility that is often unrelated to the operating performance of a particular company.  These broad market fluctuations may adversely affect the market price of the Class A common shares.

The Company’s directors and officers may control the outcome of most matters submitted to a vote of shareholders.

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding Class B common shares in the Company representing about 81% of the combined voting power of Class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold Class A common shares representing an additional 0.3%.  In general, holders of Class A common shares and holders of Class B common shares vote together as a single class, with holders of Class A common shares having one-tenth of one vote per share and holders of Class B common shares having one vote per share.  Therefore, as long as the number of outstanding Class B shares exceeds one-tenth the number of outstanding Class A common shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings.  The manner in which Holdings votes its shares is determined by the five directors of Holdings, three of whom, John D. Campbell, Prudence M. Leith and James B. Sherwood, are also directors of the Company, consistently with the exercise by those directors of their fiduciary duties to Holdings.  Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company.  See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Provisions in the Company’s charter documents, and the preferred share purchase rights currently attached to the Class A and B common shares, may discourage a potential acquisition of OEH, even one that the holders of a majority of the Class A common shares might favor.

The Company’s memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company’s Board of Directors.  These provisions include:

•                              a supermajority shareholder voting provision for the removal of directors from office with or without cause,

•                              a supermajority shareholder voting provision for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of the Company, and

•                              limitations on the voting rights of such 15% beneficial owners.

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

The Company has in place a shareholder rights agreement providing for rights to purchase series A junior participating preferred shares of the Company.  The rights are not currently exercisable and they are attached to and trade together with the Class A and B common shares on a one-to-one basis.  These rights may have anti-takeover effects on a potential acquirer holding 15% or more of the outstanding Class A or B common shares.

These anti-takeover provisions are in addition to the ability of Holdings and directors and officers of the Company to vote shares representing a significant majority of the total voting power of the Company’s common shares.  See the Risk Factor immediately above.

A judgment of a United States court for liabilities under U.S. securities laws might not be enforceable in Bermuda, or an original action might not be brought in Bermuda against OEH for liabilities under U.S. securities laws.

The Company is incorporated in Bermuda, a majority of its directors and officers are residents of Bermuda, the United Kingdom and elsewhere in Europe, and most of its assets and the assets of its directors and officers are located outside the United States.  As a result, it may be difficult for shareholders to:

•                              effect service of process within the United States upon the Company or its directors and officers, or

•                              enforce judgments obtained in United States courts against the Company or its directors and officers based upon the civil liability provisions of the United States federal securities laws.

OEH has been advised by Appleby, its Bermuda legal counsel, that there is doubt as to:

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.          Properties

OEH owns 36 hotels worldwide (including nine under long-term lease), four European tourist trains, its Burmese cruiseship and five small French canalboats, and two restaurants in the U.S. and Argentina, and owns interests of 50% or less in five hotels in Peru, Spain and the U.S., its Southeast Asian tourist train and PeruRail, all as described in Item 1–Business above.  The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise businesses are occupied under operating leases.  OEH is also developing two new hotel properties not yet open in the U.S. and Brazil as described in Item 1–Business.

ITEM 3.          Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.          Submission of Matters to a Vote of Security Holders

The Company submitted no matter to a vote of its security holders during the fourth quarter of 2007.

PART II

ITEM 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the Class B common shares of the Company are owned by a subsidiary of the Company and not listed.  See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a Class A common share in 2007 and 2006 as reported for New York Stock Exchange composite transactions:

	2007		2006
	High	Low	High	Low

First quarter	$61.65	$44.92	$40.35	$30.71
Second quarter	60.64	50.69	43.43	35.05
Third quarter	58.97	42.60	40.97	31.30
Fourth quarter	65.36	50.69	48.05	36.71

The Company paid quarterly cash dividends at the rate of $0.025 per Class A and B common share in 2006 and 2007.

The Islands of Bermuda where the Company is incorporated have no applicable government laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to non-resident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

At February 20, 2008, the number of record holders of the Class A common shares of the Company was approximately 30.

During 2007, the Company made no offering of its Class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2007, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

ITEM 6.                            Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share amounts)

Revenue	$578,415	$479,364	$421,090	$348,310	$309,392

Gain on disposal of fixed assets/sale of investment/hotel asset (1)	$2,312	$6,619	$—	$—	$4,250

Earnings from unconsolidated companies – net of tax.	$16,425	$11,970	$11,175	$9,084	$7,320

Net earnings from continuing operations	$50,263	$36,665	$41,293	$31,697	$27,201

(Loss)/earnings from discontinued operations, net of tax (2)	$(16,621)	$3,102	$246	$(479)	$(2,238)

Net earnings	$33,642	$39,767	$41,539	$31,218	$24,963

Basic earnings per share:
Net earnings from continuing operations	$1.19	$0.90	$1.08	$0.92	$0.82
Net (loss)/earnings from discontinued operations	(0.40)	0.08	0.01	(0.01)	(0.06)
Net earnings	$0.79	$0.98	$1.09	$0.91	$0.76

Diluted earnings per share:
Net earnings from continuing operations	$1.19	$0.89	$1.07	$0.92	$0.82
Net (loss)/earnings from discontinued operations	(0.40)	0.08	0.01	(0.01)	(0.06)
Net earnings	$0.79	$0.97	$1.08	$0.91	$0.76

Total assets	$1,988,437	$1,751,663	$1,452,166	$1,316,058	$1,208,383

Long-term obligations	$786,410	$669,697	$568,307	$583,706	$554,188

Shareholders’ equity	$848,531	$806,996	$650,496	$521,280	$488,530

Dividends per share	$0.10	$0.10	$0.10	$0.10	$—

(1)                                  The gain in 2003 related to the sale of the Hotel Quinta do Lago in Portugal. The gain in 2006 related to the sale of the investment in Harry’s Bar.  The gain in 2007 related to the gain on the settlement of insurance proceeds for hurricane-damaged assets at Maroma Resort and Spa.

(2)                                  In December 2007, OEH decided to sell Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as discontinued operations.  Included in the 2007 loss from discontinued operations is goodwill and fixed assets impairment losses of $14,000,000.

See notes to consolidated financial statements (Item 8).

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises, and (3) real estate and property development.  Hotels currently consist of 41 deluxe hotels.  Thirty-six of these hotels are wholly or majority owned, and are referred to in this discussion as “owned hotels”.  The other five hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests”.  Of the owned hotels, 12 are located in Europe, seven in North America and 17 in the rest of the world.

In December 2007, Bora Bora Lagoon Resort was designated as held for sale, and, accordingly, the results of the hotel have been reflected as discontinued operations in all periods presented.

Also, OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabaña in Buenos Aires.  In June 2006, OEH sold its minority interest in a third restaurant.

OEH’s tourist trains and cruises segment operates six tourist trains – four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment – and a river cruiseship and five canalboats.

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

OEH’s results in 2005 improved over those in 2004, with same store RevPAR increases of 16%, coupled with the acquisition of the Grand Hotel Europe in 2005, driving revenue increases of 21% and net earnings growth of 33% to $41.5 million.  In 2006, OEH saw further growth of 10% in RevPAR as performance approached 2000 levels.  In 2006 average occupancy was 63% with ADR $380.  In 2007, same store RevPAR increased 15% in dollars and 11% in local currency with ADR of $428.

OEH has a strategy to grow its business that includes:

•                  RevPAR growth:  the unique nature of OEH’s individual properties and the avoidance of a chain brand have historically enabled OEH to charge premium rates for rooms;

•                  Expansion of hotels:  the returns on investment by adding new rooms or other facilities to a hotel are high as the incremental operating costs are low;

•                  Acquisitions:  OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs; and

•                  Real estate:  OEH owns land near to or surrounding its hotels which it intends to develop over time for residential real estate sales.

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

In 2007, 83% of OEH’s revenue was derived from the hotels and restaurants segment and 14% from the tourist trains and cruises segment, with the remainder from real estate and property development.  In the hotels and restaurants segment, 93% of revenue was from owned hotels, 5% from restaurants and 2% was from hotel management interests.

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

Results of Operations

OEH’s operating results for the years 2007, 2006 and 2005, expressed as a percentage of revenue, are as follows:

	Year ended December 31
	2007	2006	2005
Revenue:
Hotels and restaurants	83%	84%	85%
Tourist trains and cruises	14	13	14
Real estate and property development	3	3	1
	100	100	100
Expenses:
Depreciation and amortization	7	7	8
Operating	48	47	47
Selling, general and administrative	29	29	31
Gain on sale of fixed assets or investments	—	(1)	—
Net finance costs	7	11	6
Earnings before income taxes	9	7	8
Provision for income taxes	(3)	(2)	(1)
Earnings from unconsolidated subsidiaries	3	3	3
Net earnings from continuing operations	9	8	10
(Loss)/earnings from discontinued operations	(3)	—	—
Net earnings as a percentage of revenue	6%	8%	10%

Segment net earnings before interest expense (but after interest income from unconsolidated companies), foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on investment sale (“segment EBITDA”) for the years 2007, 2006 and 2005 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2007	2006	2005
Segment EBITDA:
Owned Hotels:
Europe	$71.0	$52.7	$46.6
North America	13.2	19.7	18.8
Rest of the world	35.6	31.6	22.1
Hotel management and part-ownership interests	23.8	19.9	17.5
Restaurants	4.6	6.5	5.6
Tourist trains and cruises	25.5	18.3	15.4
Real estate and property development	4.1	3.5	—
Gain on sales of fixed assets or investments	2.3	6.6	—
Central overheads	(26.0)	(22.1)	(19.0)
Total	$154.1	$136.7	$107.0

The foregoing segment EBITDA reconciles to net earnings from continuing operations, as follows (dollars in millions):

	Year ended December 31,
	2007	2006	2005

Net earnings from continuing operations	$50.3	$36.7	$41.3
Add:
Depreciation and amortization	38.9	34.5	33.2
Interest expense, net	45.5	44.4	30.0
Foreign currency, net	(1.0)	4.6	(5.1)
Provision for income taxes	15.6	10.8	4.2
Share of provision for income taxes of unconsolidated companies	4.8	5.7	3.4
Total	$154.1	$136.7	$107.0

Management evaluates the operating performance of OEH’s segments on the basis of segment EBITDA and believes that segment EBITDA is a useful measure of operating performance because segment EBITDA is not affected by non-operating factors such as leverage and the historic cost of assets.  EBITDA is a financial measure commonly used in OEH’s industry.  OEH’s segment EBITDA, however, may not be comparable in all instances to EBITDA as disclosed by other companies.  Segment EBITDA should not be considered as an alternative to earnings from continuing operations or net earnings (as determined in accordance with U.S. generally accepted accounting principles) as a measure of OEH’s operating performance, or as an alternative to net cash provided by operating, investing and financing activities (as determined in accordance with U.S. generally accepted accounting principles) as a measure of

OEH’s ability to meet cash needs.

Operating information for OEH’s owned hotels for the years ended December 31, 2007 and 2006 is as follows:

	Year ended December 31,
	2007	2006
Average Daily Rate (in dollars)
Europe	686	584
North America	371	325
Rest of World	272	256
Worldwide	428	380

Rooms Available (in thousands)
Europe	325	298
North America	222	212
Rest of World	408	354
Worldwide	955	864

Room Nights Sold (in thousands)
Europe	187	175
North America	141	148
Rest of World	259	222
Worldwide	587	545

RevPAR (in dollars)
Europe	396	342
North America	236	227
Rest of World	173	161
Worldwide	263	240

			Change %
			Dollars	Local Currency
Comparable/Same Store RevPAR (in dollars)
Europe	419	357	17%	10%
North America	283	272	4%	4%
Rest of World	189	165	15%	14%
Worldwide	284	248	15%	11%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms’ revenue divided by the number of available rooms for each night of operation.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions or major refurbishments.  The same store data excludes the following operations: El Encanto, Maroma Resort and Spa, Casa de Sierra Nevada, La Residencia, Reids Palace, Hotel de la Cité, Le Manoir aux Quat’Saisons, Grand Hotel Europe, Windsor Court and the six Asian hotels for the periods in which they were closed, or where the number of rooms available differed from the previous year due to refurbishment

Year Ended December 31, 2007

compared to Year Ended December 31, 2006

Revenue

Total revenue increased by $99.0 million, or 20.7%, from $479.4 million in 2006 to $578.4 million in 2007.  Hotels and restaurants revenue increased by $76.4 million, or 19.1%, from $399.6 million in 2006 to $476.0 million in 2007, and the revenue from tourist trains and cruises increased by $18.9  million, or 29.7%, from $63.6 million in 2006 to $82.5 million in 2007.  Real estate and property development contributed $19.9 million of revenue in 2007, up from $16.1 million in 2006, with revenues from Keswick Hall representing $4.6 million and revenues from the Cupecoy real estate development in St. Maarten representing $15.3 million.

The increase in hotels and restaurants revenue consisted of the following:

•                  $74.9 million attributable to owned hotels, or 20.4%, from $367.8 million in 2006 to $442.7 million in 2007,

•                  an increase in revenue from hotel management interests of $1.5 million, or 16.3%, from $9.2 million in 2006 to $10.7 million in 2007, mainly due to improved results of Charleston Place and the Hotel Ritz, Madrid, investments.

The increase in owned hotels revenue of $74.9 million is analyzed by region as follows:

Europe.  Revenue increased by $48.1 million from $180.4 million in 2006 to $228.5 million in 2007.  $9.6 million of this growth was attributable to the Hotel Cipriani, $7.9 million was attributable to the Grand Hotel Europe and $5.3 million of growth was due to the performance of the Hotel Splendido.  All other properties in the region also showed RevPAR growth.

On a same store basis, RevPAR increased by 10% in 2007 over 2006 and when translated to U.S. dollars also increased by 17%.  Overall, revenue in Italy was $21.8 million ahead of revenue in 2006, an increase of 29%.

North America.  Revenue decreased by $0.1 million, from $85.5 million in 2006 to $85.4 million in 2007.  The 2006 revenue includes an amount of $3.9 million in respect of El

Encanto which was closed for renovation throughout 2007 and generated no revenue in the year.  Excluding El Encanto, North American revenue increased by $3.8 million, or 4.6% from 2006 to 2007.  This increase was underpinned by $1.6 million of revenue at Maroma Resort and Spa, along with revenue growth at La Samanna, Keswick Hall, Inn at Perry Cabin and Casa de Sierra Nevada.

On a same store basis, RevPAR in 2007 increased by 4% over 2006.

Rest of the World.  Revenue increased by $26.8 million, or 26.3%, from $102.0 million in 2006 to $128.8 million in 2007.  Revenue at all properties showed good growth in 2007.  Southern African revenue increased by 17% to $40.9 million, South American revenue increased by 8% to $48.5 million, and Australasian revenue increased by 5% to $23.3 million.  Revenue from the former Pansea Hotels group, acquired in July 2006, contributed a further $16.1 million for the full year 2007.

RevPAR increased by 14% in local currencies and increased by 15% in U.S. dollars.

Tourist Trains and Cruises.  Revenue increased by $18.9 million, or 29.7%, from $63.6 million in 2006 to $82.5 million in 2007.  $4.6 million of this growth was due to the performance of the Venice Simplon-Orient-Express.  The Royal Scotsman, which was acquired in April 2007, generated revenue of $6.8 million.

Real Estate.  Revenue increased by $3.8 million, or 23.6%, from $16.1 million in 2006 to $19.9 million in 2007.  The Cupecoy development generated revenues of $15.3 million in 2007 for the first time, which more than made up for lower revenues at Keswick Hall in 2007.

Depreciation and Amortization

Depreciation and amortization increased by $4.4 million, or 12.7%, from $34.5 million in 2006 to $38.9 million in 2007.  The increase was due primarily to the continued investment in existing properties.

Operating Expenses

Operating expenses increased by $52.4 million, or 23.1%, from $226.4 million in 2006 to $278.8 million in 2007.  This was primarily due to the improved revenues and volumes in OEH’s businesses in the year.  As a percentage of revenue, operating expenses increased by 1% to 48% of revenue in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.4 million, or 20.2%, from $140.6 million in 2006 to $169.0 million in 2007.  As a percentage of revenue, Selling, General and Administrative Expenses remained flat at 29% of revenue in 2007.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for 2007 were 27%, down from 28% for 2006.  The decrease was due to reduced margins in North America and the Rest of the World, notably at the Copacabana Palace in Brazil due to the strengthening of the real against the dollar during 2007.

Earnings from Operations

Earnings from operations increased by $16.2 million, or 21%, from $77.8 million in 2006 to $94.0 million in 2007, due to the factors referred to in the preceding paragraphs.

Net Finance Costs

Net finance costs decreased by $4.5 million, or 10%, from $49.0 million in 2006 to $44.5 million in 2007.  This includes foreign currency transaction gains of $1.0 million in 2007 (2006-$4.6 million loss).  Excluding foreign currency, net finance costs increased by $1.0 million, or 2%, from $44.4 million in 2006 to $45.4 million in 2007.  The increase was attributable to rising U.S. and U.K. interest rates during 2007.

Provision for Income Taxes

The provision for income taxes increased by $4.8 million, from $10.8 million in 2006 to $15.6 million in 2007.  The 2006 provision for income taxes included deferred tax credits totalling $5.8 million resulting from the reduction of valuation allowances established in respect of tax losses in Portugal and Australia.  There were no comparable deferred tax credits in 2007.

OEH recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007.  The provision for income taxes of $15.6 million for 2007 includes a tax credit of $7.1 million that reduces the FIN 48 liability recognized at December 31, 2007.

The company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $4.4 million, or 37%, from $12.0 million to $16.4 million, mainly due to increased earnings from Peruvian joint ventures.

Earnings from discontinued operations

The loss from discontinued operations of Bora Bora Lagoon Resort in 2007 included goodwill and fixed assets impairment loss of $14.0 million and loss from operations of $2.6 million.  Earnings from the hotel in 2006 of $3.1 million included $3.0 million deferred tax credits on losses carried forward.

In December 2007, OEH decided to sell Bora Bora Lagoon Resort.  Consequently the hotel’s results have been presented as discontinued operations.  Due to increased competition and high cost structures in Bora Bora the results of the hotel were lower than expected so that an impairment loss had arisen.

Year Ended December 31, 2006

compared to Year Ended December 31, 2005

Revenue

Total revenue increased by $58.3 million, or 13.8%, from $421.1 million in 2005 to $479.4 million in 2006.  Hotels and restaurants revenue increased by $44.4 million, or 12.5%, from $355.2 million in 2005 to $399.6 million in 2006, and the revenue from tourist trains and cruises increased by $2.4 million, or 3.9%, from $61.2 million in 2005 to $63.6 million in 2006.  Real estate and property development contributed $16.1 million of revenue in 2006, up significantly from $4.7 million in 2005, with revenues from Keswick Hall representing $8.4 million.

The increase in hotels and restaurants revenue consisted of the following:

•       $43.5 million attributable to owned hotels, or 13%, from $324.3 million in 2005 to $367.8 million in 2006,

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

The increase in owned hotels revenue of $43.5 million is analyzed by region as follows:

Europe.  Revenue increased by $19.2 million from $161.2 million in 2005 to $180.4 million in 2006.  $6.2 million of this growth was attributable to the Grand Hotel Europe with $6.0 million of growth due to the performance of the Hotel Caruso Belvedere. All other properties showed revenue growth with the exception of Reids Palace, which was closed in the first quarter.

On a same store basis in euros, RevPAR increased by 9% in 2006 over 2005 and when translated to U.S. dollars also increased by 9%.  Overall, revenue in Italy was $12.5 million ahead of revenue in 2005, an increase of 20%.

North America.  Revenue increased by $5.8 million, or 7%, from $79.7 million in 2005 to $85.5 million in 2006.  The increase was underpinned by $6.1 million of revenue at Maroma Resort and Spa, along with revenue growth at La Samanna, Keswick Hall and Inn at Perry Cabin.

On a same store basis, RevPAR in 2006 increased by 9% over 2005.

Rest of the World.  Revenue increased by $18.5 million, or 22%, from $83.5 million in 2005 to $102.0 million in 2006.  Revenue at all properties showed good growth in 2006.  Southern African revenue increased by 11% to $35.0 million, South American revenue increased by 21% to $40.1 million, and Australasian revenue increased by 8% to $20.0 million.  Revenue from the former Pansea Hotels group, acquired in July 2006, contributed a further $6.9 million.

RevPAR increased by 15% in local currencies but increased by 12% in U.S. dollars.

Depreciation and Amortization

Depreciation and amortization increased by $1.3 million, or 4%, from $33.2 million in 2005 to $34.5 million in 2006.  The increase was due primarily to the impact of the new acquisitions in Mexico and Asia, plus the impact of the opening of the Hotel Caruso Belvedere.

Operating Expenses

Operating expenses increased by $26.9 million, or 13%, from $199.5 million in 2005 to $226.4 million in 2006.  This was primarily due to the improved revenues and volumes in OEH’s businesses in the year.  As a percentage of revenue, operating expenses remained flat at 47% in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.5 million, or 9%, from $129.1 million in 2005 to $140.6 million in 2006.

Margins

Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) for 2006 were 28%, up from 25% for 2005.  The increase was due to increased margins in the Rest of the World from 25% in 2005 to 29% in 2006, helped by the impact of the Asian hotels acquisition.

Earnings from Operations

Earnings from operations increased by $18.6 million, or 31%, from $59.2 million in 2005 to $77.8 million in 2006, due to the factors referred to in the preceding paragraphs.

Net Finance Costs

Net finance costs increased by $24.1 million, or 97%, from $24.9 million in 2005 to $49.0 million in 2006.  This includes foreign currency transaction losses of $4.6 million in 2006 (2005-$5.1 million gain) linked primarily to South African debt on financing transactions.  The increase is attributable to the impact of the financing of the Grand Hotel Europe and the Hotel Caruso Belvedere and funding of capital expenditure in 2006.  There were also increases in both U.S. and U.K. interest rates in 2006, along with $5.6 million of deferred finance cost write-offs in connection with debt refinancing.

Provision for Income Taxes

The provision for income taxes increased by $6.6 million, or 157%, from $4.2 million in 2005 to $10.8 million in 2006.  The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.  The increase was due to increased profitability of these subsidiaries and the tax associated with the gain arising on the sale of Harry’s Bar.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $0.8 million, or 7%, from $11.2 million to $12.0 million, mainly due to increased earnings from Peruvian joint ventures.

Earnings from discontinued operations

Earnings from discontinued operations were the results of the Bora Bora Lagoon Resort.  The increase from $0.2 million to $3.1 million was due to a $3.0 million deferred tax credit recorded in 2006 for losses carried forward.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $94.4 million at December 31, 2007, $16.5 million more than the $77.9 million at December 31, 2006.  At December 31, 2007, there were undrawn amounts available to OEH under committed short-term lines of credit of $14.1 million ($22.2 million at December 31, 2006) and undrawn amounts available to OEH under secured revolving credit facilities of $58.3 million, bringing total cash availability at December 31, 2007 to $167.1 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $35.3 million, a decrease of $36.1 million from a working capital balance of $71.4 million at December 31, 2006.  The main factor that contributed to the decrease in working capital was the decrease in net assets of Bora Bora Lagoon Resort due to an impairment loss of $14.0 million recognized in 2007.  Assets and liabilities of the hotel have been included in working capital as assets and liabilities held for sale.  Excluding Bora Bora Lagoon Resort, the other main factor that contributed to the decrease in working capital was the greater use of short-term financing and the increase in the current portion of long-term debt.  OEH is planning to refinance the debt that becomes due next year.

Cash Flow

Operating Activities.  Net cash provided by operating activities increased by $3.5 million to $52.9 million for the year ended December 31, 2007, from cash provided by operating activities of $49.4 million for the year ended December 31, 2006.  The increase was due to better performance of the continuing hotels.

Investing Activities.  Cash used in investing activities was $123.1 million for the year ended December 31, 2007, compared to $146.1 million for the year ended December 31, 2006, a decrease of $23.0 million.  Capital expenditure of $103.9 million included $12.0 million for refurbishment of the Grand Hotel Europe, $11.9 million for refurbishment of the Italian hotels, $10.0 million for El Encanto construction, $7.2 million for Copacabana Palace, $6.1 million for construction at Cupecoy in St. Maarten, and $4.4 million paid for the Maroma land acquisition.

Proceeds from fixed asset disposals of $4.7 million in 2007 included insurance compensation received for the hurricane-damaged assets of Maroma Resort and Spa of $2.3 million.  In 2006 proceeds included the sale of Harry’s Bar investment.

Current year acquisitions of $21.9 million included the acquisition of the remaining 50% of Royal Scotsman and Afloat in France, certain internet sites, 18% of the Laos hotel interest, investment in the Buzios development project and payment of final cash from the escrow account relating to the Grand Hotel Europe acquisition.  The 2006 acquisitions included 75% of Casa de Sierra Nevada, 25% of Maroma interests and the Pansea Hotels group.

Financing Activities.  Cash provided from financing activities for the year ended December 31, 2007 was $83.5 million as compared to cash provided from financing activities of $135.7 million for the year ended December 31, 2006, a decrease of $52.2 million.

Last year OEH completed refinancing of the European and U.S. hotels, as a result of which proceeds from borrowings under long-term debt and cash used in long-term debt repayments were significantly higher compared to 2007.  Also last year OEH received cash of $99.2 million from the issuance of common shares.  In 2007, OEH used more of its working capital facilities to finance operations and expenditures than last year.

Capital Commitments

There were $102.4 million of capital commitments outstanding as of December 31, 2007 mainly on investments in owned hotels and the purchase of land and a building adjoining ‘21’ Club.

Indebtedness

At December 31, 2007, OEH had $786.4 million of consolidated long-term debt, including the current portion, collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 11 years with a weighted average interest rate of 6.36%.  See Note 8 to the Financial Statements regarding the maturity of long-term debt.

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

Approximately 51% of the outstanding principal was drawn in euros at December 31, 2007, and the balance primarily drawn in U.S. dollars.  At December 31, 2007, 76% of borrowings of OEH were in floating interest rates.

Liquidity

Management plans to invest over the next few years in the expansion of existing hotel properties consistent with its growth strategy, subject to market conditions.  In addition, OEH aims to acquire more properties which it expects to finance with an appropriate level of debt collateralized on the properties, and the balance through available cash resources.

Management expects to have available cash from operations and appropriate debt and other sources of financing sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for 2008 and later years.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations, excluding accounts payable and accrued liabilities, in 2008 and later years as of December 31, 2007 (dollars in thousands).

	Year ended December 31,
	2008	2009- 2010	2011- 2012	There- after	Total
Working capital Facilities	$65,764	$—	$—	$—	$65,764
Debt	125,756	75,842	411,308	157,509	770,415
Capital leases	2,039	4,034	4,039	5,882	15,994
Operating leases	8,402	16,493	15,722	64,224	104,841
Capital commitments	102,361	—	—	—	102,361
	$304,322	$96,369	$431,069	$227,615	$1,059,375

OEH also has obligations with respect to its pension benefit plans (See Note 10).

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2007 other than those involving its equity investees reported in Notes 1(g), 3(b), 8(a) and 20 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 1(t), 15 and 16.

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

Long-lived assets and goodwill

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, OEH management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value.  If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset.  Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually for impairment.  The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine fair value, OEH relies on common industry valuation models, including multiples of earnings.

Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with SFAS No. 142.

Depreciation

Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method.  The depreciation rates on freehold buildings are 60 years with a 10% residual value, on trains are up to 75 years, and on machinery and other remaining assets range from 5 to 25 years.  Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms including lease extensions that are reasonably assured.

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates.  On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 7.5% long-term return on plan assets in 2007 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan is in the U.K.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2008 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for French West Indies, Brazil, Peru and one property in Mexico where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing that is long-term in nature is accounted for similarly.  Foreign currency transaction gains and losses are recognized in earnings as they occur.

The functional currency of Grand Hotel Europe has been changed from U.S. dollars to Russian rubles effective from January 1, 2007 due to the changes in the currency in which the hotel primarily expends and generates cash.

Tax assets

OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH’s estimates of income that would likely be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

Real estate development accounting

Revenue from real estate activities is accounted for under SFAS No. 66, “Accounting for Sales of Real Estate”, and represents the proceeds from sales of undeveloped lands and developed properties that OEH is holding for sale, as well as revenue recognized for condominiums under the percentage-of-completion method.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66 have been met.  Revenues related to the sale of condominiums are recognized in accordance with SFAS No. 66 when a minimum of 10% of the purchase price of a condominium has been received in cash, the buyer has demonstrated sufficient level of continuing investment, the period of cancellation with refund has expired, receivables are deemed collectible, and certain minimum sales and construction levels have been attained.  Revenues related to projects still under construction are recognized under the percentage-of-completion method.  For sales that do not meet these criteria, revenue is deferred.

The process of real estate revenue recognition involves significant estimates of total project revenue and costs.  Actual results may differ from these estimates.

Recent Accounting Pronouncements

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  The evaluation of a tax position under FIN 48 is a two-step process.  The first step is recognition, under which tax positions taken or expected to be taken in a tax return should be recognized only if those positions are more likely than not of being sustained upon examination, based on the technical merits of the position.  In evaluating whether a tax position has met the more likely than not recognition threshold, it should be presumed that the position will be examined by the relevant taxing authority that would have full knowledge of all relevant information.  The second step is measurement, under which tax positions that meet the recognition criteria are measured at the largest amount of benefit that is greater than 50% likely of being recognized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter 2007.  See Note 11 to the Financial Statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS No. 157 is effective for the Company’s fiscal year ending December 31, 2008.  The Company is in the process of evaluating the effects of adoption of SFAS No. 157.  FASB Staff Position FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 17, 2008 for certain non-financial assets and liabilities.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This statement requires an employer to recognize the over-funded or under-funded status of defined benefit pension plans and post-retirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements of certain additional information related to net periodic benefit cost for the next fiscal year.  SFAS No. 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a post-retirement plan as its assets less its accumulated post-retirement benefit obligation.  Calendar year-end companies, such as OEH, were required to adopt the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006.  The measurement date provisions are not required to be adopted until 2008.  The Company adopted the recognition and disclosure provisions of SFAS No. 158 with effect from December 31, 2006.  See Note 10 to the Financial Statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 is not expected to have any impact on OEH’s consolidated financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This revised statement requires assets and liabilities, including contingent liabilities, acquired in a business combination in addition to contingent consideration to be measured at their fair values as of the date of the acquisition.  SFAS No. 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balances that occur after the measurement period be recorded as a component of income tax expense.  Under transition provisions of SFAS No. 141(R), the new requirement applies to all business combinations, regardless of the consummation date.  This statement also changes the treatment of restructuring charges, in-process research and development costs, and acquisition related costs.  SFAS No. 141(R) is effective for all companies with fiscal periods beginning on or after December 15, 2008 and will be effective for the Company for acquisitions consummated after January 1, 2009.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 141(R).

SFAS 160

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.  This statement clarifies the accounting and reporting for non-controlling interests, currently referred to as minority interests.  Under SFAS No. 160, non-controlling interests will be classified as a component of equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 160.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $4,300,000 based on borrowings outstanding at December 31, 2007.

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

Nine of OEH’s owned hotels in 2007 operated with currencies linked to the euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Botswanan pula, one in Peruvian nuevo soles, one in Thai bahts, one in Lao kips, and two in Indonesian rupees.  The Venice Simplon-Orient-Express, British Pullman,  Northern Belle and Royal Scotsman tourist trains operate primarily in British pounds sterling and currencies linked to the euro.  OEH faces exposure arising from the impact of translating its global foreign currency earnings into U.S. dollars, and anticipates this foreign exchange rate risk will remain a market exposure for the foreseeable future.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2007, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would be approximately $3,600,000 on OEH’s net earnings.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

London, England.
February 29, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A—Controls and Procedures.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in Item 15 as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

London, England
February 29, 2008

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

Assets
Cash and cash equivalents	$94,365	$77,896
Accounts receivable, net of allowances of $1,292 and $1,071	62,847	71,694
Due from related parties	30,406	19,939
Prepaid expenses and other	16,115	9,485
Inventories	45,756	34,618
Assets of discontinued operations held for sale	54,417	60,854
Real estate assets	57,157	35,821
Total current assets	361,063	310,307

Property, plant and equipment, net of accumulated depreciation of $246,240 and $205,909	1,273,956	1,134,811
Investments	147,539	130,042
Goodwill	133,497	117,760
Other intangible assets	21,660	20,149
Other assets	50,722	38,594
	$1,988,437	$1,751,663
Liabilities and Shareholders’ Equity
Working capital facilities	$64,419	$45,107
Accounts payable	30,132	25,017
Due to related parties	—	1,249
Accrued liabilities	62,246	54,285
Deferred revenue	35,545	25,448
Liabilities of discontinued operations held for sale	5,619	4,377
Current portion of long-term debt and capital leases	127,795	83,397
Total current liabilities	325,756	238,880

Long-term debt and obligations under capital leases	658,615	586,300
Liability for pension benefit	6,935	8,677
Other liabilities	3,709	2,330
Deferred income taxes	119,112	106,598
Liability for uncertain tax positions	24,025	—
	1,138,152	942,785
Commitments and contingencies
Minority interest	1,754	1,882

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized): Issued - 42,456,000 (2006 - 42,196,250)	424	422
Class B common shares $0.01 par value (120,000,000 shares authorized): Issued - 18,044,478 (2006 - 18,044,478)	181	181
Additional paid-in capital	515,307	509,762
Retained earnings	302,369	301,785
Accumulated other comprehensive income/(loss)	30,431	(4,973)
Less: reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)
Total shareholders’ equity	848,531	806,996
	$1,988,437	$1,751,663

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Year ended December 31,	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Revenue	$578,415	$479,364	$421,090

Expenses:
Depreciation and amortization	38,947	34,503	33,211
Operating	278,778	226,437	199,555
Selling, general and administrative	169,018	140,580	129,091
Total expenses	486,743	401,520	361,857

Gain on disposal of fixed assets	2,312	—	—

Earnings from operations	93,984	77,844	59,233

Gain on sale of investment	—	6,619	—

Interest expense, net	(45,436)	(44,367)	(29,971)
Foreign currency, net	917	(4,610)	5,065
Net finance costs	(44,519)	(48,977)	(24,906)

Earnings before income taxes and earnings from unconsolidated subsidiaries	49,465	35,486	34,327

Provision for income taxes	15,627	10,791	4,209

Earnings before earnings from unconsolidated companies	33,838	24,695	30,118

Earnings from unconsolidated companies, net of tax	16,425	11,970	11,175

Net earnings from continuing operations	50,263	36,665	41,293

(Loss)/earnings from discontinued operations, net of tax	(16,621)	3,102	246

Net earnings	$33,642	$39,767	$41,539

Basic earnings per share:
Net earnings from continuing operations	$1.19	$0.90	$1.08
Net (loss)/earnings from discontinued operations	(0.40)	0.08	0.01
Net earnings	$0.79	$0.98	$1.09

Diluted earnings per share:
Net earnings from continuing operations	$1.19	$0.89	$1.07
Net (loss)/earnings from discontinued operations	(0.40)	0.08	0.01
Net earnings	$0.79	$0.97	$1.08

Dividends per share	$0.10	$0.10	$0.10

See notes to consolidated financial statements

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$50,263	$36,665	$41,293

Adjustment to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	38,947	34,503	30,209
Amortization and write-off of finance costs	3,243	5,579	3,002
Undistributed earnings of unconsolidated companies	(9,390)	(7,011)	(2,830)
(Gain)/loss from sale of investments and fixed assets	(3,018)	(7,920)	268
Stock-based compensation	1,442	1,179	1,249
Other non-cash items	114	1,875	(1,146)
Change in deferred tax	1,699	813	(5,584)
Change in FIN 48 liability	(7,091)	—	—
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Increase in accounts receivable, prepaid expenses and other	(20,248)	(10,835)	(29,039)
Increase in inventories	(5,509)	(4,075)	(2,605)
Increase in real estate assets held for sale	(19,048)	(12,821)	(7,330)
Increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	19,483	10,211	7,562
Dividends received from unconsolidated companies	1,763	—	624
Total adjustments	2,387	11,498	(5,620)
Net cash provided by operating activities from continuing operations	52,650	48,163	35,673
Net cash flow provided by operating activities from discontinued operations	283	1,275	1,122
Net cash provided by operating activities	52,933	49,438	36,795

Cash flows from investing activities:
Capital expenditures	(103,876)	(108,618)	(112,231)
Acquisitions and investments, net of cash acquired	(21,877)	(47,350)	(103,453)
Proceeds from sale of investments and fixed assets	4,723	12,999	—
Net cash used in investing activities from continuing operations	(121,030)	(142,969)	(215,684)
Net cash used in investing activities from discontinued operations	(2,119)	(3,176)	(2,667)
Net cash used in investing activities	(123,149)	(146,145)	(218,351)

Cash flows from financing activities:
Net proceeds from/(repayments of) working capital facilities and redrawable loans	53,838	(3,558)	(87,596)
Issuance of common shares (net)	—	99,220	121,889
Stock options exercised	4,105	4,469	1,623
Proceeds from long-term debt	177,500	423,003	143,040
Principal payments under long-term debt	(147,391)	(383,401)	(39,552)
Payment of common share dividends	(4,238)	(4,075)	(3,807)
Net cash provided by financing activities from continuing operations	83,814	135,658	135,597
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by financing activities	83,814	135,658	135,597

Effect of exchange rate changes on cash	1,809	1,970	(1,254)
Net increase/(decrease) in cash and cash equivalents	15,407	40,921	(47,213)
Cash and cash equivalents at beginning of year (includes $1,422 (2007), $82 (2006), $102 (2005) of discontinued operations cash)	79,318	38,397	85,610
Cash and cash equivalents at end of year (includes $360 (2007), $1,422 (2006), $82 (2005) of discontinued operations cash)	$94,725	$79,318	$38,397

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders’ Equity

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Held By A Subsidiary	Total Comprehensive Income
Balance, January 1, 2005	$—	$318	$205	$280,212	$228,361	$12,365	$(181)

Issuance of class A common shares in public offering, net of issuance costs	—	50	—	121,839	—	—	—
Stock based compensation	—	—	—	1,249	—	—	—
Stock options exercised	—	1	—	1,623	—	—	—
Conversion of class B to class A shares	—	24	(24)	—	—	—	—
Dividends on common shares	—	—	—	—	(3,807)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	41,539	—	—	$41,539
Other comprehensive loss	—	—	—	—	—	(33,278)	—	(33,278)
								$8,261
Balance, December 31, 2005	—	393	181	404,923	266,093	(20,913)	(181)
Issuance of class A common shares in public offering, net of issuance costs	—	25	—	99,195	—	—	—
Stock based compensation	—	—	—	1,179	—	—	—
Stock options exercised	—	4	—	4,465	—	—	—
Dividends on common shares	—	—	—	—	(4,075)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	39,767	—	—	$39,767
Other comprehensive income	—	—	—	—	—	15,940	—	15,940
								$55,707
Balance, December 31, 2006	—	422	181	509,762	301,785	(4,973)	(181)

FIN 48 liabilities	—	—	—	—	(28,820)	—	—
Stock based compensation	—	—	—	1,442	—	—	—
Stock options exercised	—	2	—	4,103	—	—	—
Dividends on common shares	—	—	—	—	(4,238)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	33,642	—	—	$33,642
Other comprehensive income	—	—	—	—	—	35,404	—	35,404
								$69,046
Balance, December 31, 2007	$—	$424	$181	$515,307	$304,412	$30,431	$(181)

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

At December 31, 2007, OEH owned or invested in 41 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, two restaurants in New York and Buenos Aires, six tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma and five canalboats in France.

(b)          Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the results of operations, financial position and cash flows of the Company and all its majority-owned subsidiaries.  The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OEH, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.  Unconsolidated companies that are 20% to 50% owned are accounted for on an equity basis.

In December 2007, OEH decided to sell Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been reflected as discontinued operations for all periods presented.

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN” or “EITF” means an accounting interpretation of the FASB.

(c)           Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for French West Indies, Brazil, Peru and one property in Mexico, where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing that is long-term investment in nature are accounted for similarly.  Foreign currency transaction gains and losses are recognized in earnings as they occur.

Due to the changes in the currency in which Grand Hotel Europe in Russia primarily expends and generates cash, OEH management has reconsidered the functional currency indicators described in SFAS No. 52, “Foreign Currency Translation”, and has decided that the functional currency of the hotel has changed from U.S. dollars to Russian rubles.  The change was recorded with effect from January 1, 2007 and has resulted in revaluation of goodwill (increase of $4,075,000), fixed assets (increase of $12,190,000), and foreign exchange loss/gain recorded in earnings ($1,690,000 increase in net earnings for the year ended December 31, 2007) with the corresponding revaluation gain being recorded within other comprehensive income accounts as at December 31, 2007.

(d)          Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates include, among others, the allowance for doubtful accounts, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes including FIN 48, and contingencies, projected revenue and costs for real estate revenue recognition.  Actual results may differ from those estimates.

(e)           Stock-based compensation

Stock-based compensation expense for OEH’s share-based payment awards is recognized in earnings on a straight-line basis over the requisite service period of the award.  Compensation expense for performance share awards is recognized when it becomes probable that the performance criteria specified in the awards will be achieved.  The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period of the award.  The grant-date fair value of share-based payment awards is determined using the Black-Scholes model.  See Note 14.

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

Revenue from real estate activities is accounted for under SFAS No. 66 “Accounting for Sales of Real Estate”, and represents the proceeds from sales of undeveloped lands and developed properties that OEH is holding for sale, as well as revenue recognized for condominiums under the percentage-of-completion method.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66 have been met.  Revenues related to the sale of condominiums are recognized in accordance with SFAS No. 66 when a minimum of 10% of the purchase price of a condominium has been received in cash, the buyer has demonstrated sufficient level of continuing investment, the period of cancellation with refund has expired, receivables are deemed collectible, and certain minimum sales and construction levels have been attained.  Revenues related to projects still under construction are recognized under the percentage-of-completion method.  For sales that do not meet these criteria, revenue is deferred.

(g)          Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $11,807,000 in 2007 (2006-$10,700,000; 2005–$9,752,000).

(h)          Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects, see Note 1(o)) and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $39,444,000 in 2007 (2006-$34,662,000; 2005–$32,405,000).

(i)           Interest expense, net

OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $5,619,000 in 2007 (2006-$1,735,000; 2005–$448,000).

(j)            Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction gains of $5,619,000 in 2007 (2006 – a loss of $4,610,000; 2005 – a gain of $5,065,000).

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

(l)           Earnings per share

Basic earnings per share exclude dilution and are computed by dividing net earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period.  The number of shares used in computing basic earnings per share was 42,390,000 for the year ended December 31, 2007 (2006-40,692,000; 2005–38,214,000).  The number of shares used in computing diluted earnings per share was 42,574,000 for the year ended December 31, 2007 (2006-40,960,000; 2005–38,534,000).  For the year ended December 31, 2007, the anti-dilutive effect of stock options on 2,251 class A common shares (2006-nil; 2005-nil) was excluded from the computation of diluted earnings per share.

The following table is a reconciliation of the net earnings and per share amounts used in the calculation of basic earnings per share and diluted earnings per share (in thousands, except per share amounts):

	Net Earnings	Number of Shares	Per Share Amount
Year ended December 31, 2007:
Basic earnings per share	$33,642	42,390	$0.79
Effect of dilutive stock options	—	184	—
Diluted earnings per share	$33,642	42,574	$0.79
Year ended December 31, 2006:
Basic earnings per share	$39,767	40,692	$0.98
Effect of dilutive stock options	—	268	(0.01)
Diluted earnings per share	$39,767	40,960	$0.97
Year ended December 31, 2005:
Basic earnings per share	$41,539	38,214	$1.09
Effect of dilutive stock options	—	320	(0.01)
Diluted earnings per share	$41,539	38,534	$1.08

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 75 years
River cruiseship and canalboats	25 years
Furniture, fixtures and equipment	5-25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

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

(r)           Goodwill and other intangible assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  At December 31, 2007, there was a $6,410,000 impairment loss recognized for Bora Bora Lagoon Resort.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with SFAS No. 142.

(s)           Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  OEH’s customer base is comprised of numerous customers across different geographic areas.

(t)           Derivative financial instruments

If a derivative instrument is not designated as a hedge for accounting purposes, the fluctuations in the fair value of the derivative are recorded in earnings.

If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive income/(loss) in shareholders’ equity and are recognized in the statement of consolidated operations when the hedged item affects earnings.  The ineffective portion of a hedging derivative’s change in the fair value will be immediately recognized in earnings.

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

(u)          Recent accounting pronouncements

FIN 48

See Note 11 regarding FIN 48 an interpretation of FAS 109, “Accounting for Uncertainty in Income Taxes”.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It also establishes a framework for measuring fair value and expands disclosure requirements.  SFAS No. 157 is effective for the Company’s fiscal year ending December 31, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 157.  FASB Staff Position FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 17, 2008 for certain non-financial assets and liabilities.

SFAS 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This statement requires an employer to recognize the over-funded or under-funded status of defined benefit pension plans and post-retirement plans (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and requires disclosure in the notes to financial statements of certain additional information related to net periodic benefit cost for the next fiscal year.  SFAS No. 158 defines the funded status of a defined benefit plan as its assets less its projected benefit obligation and defines the funded status of a post-retirement plan as its assets less its accumulated post-retirement benefit obligation.  Calendar year-end companies, such as OEH, were required to adopt the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006.  The measurement date provisions are not required to be adopted until 2008.  The Company adopted the recognition and disclosure provisions of SFAS No. 158 with effect from December 31, 2006 (see Note 10).

SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159 is not expected to have any impact on OEH’s consolidated financial statements because OEH has elected not to use the fair value option.

SFAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This revised statement requires assets and liabilities, including contingent liabilities, acquired in a business combination in addition to contingent consideration to be measured at their fair values as of the date of the acquisition.  SFAS No. 141(R) requires that any adjustments to an acquired entity’s deferred tax asset and liability balances that occur after the measurement period be recorded as a component of income tax expense.  Under the transition provisions of SFAS No. 141(R), the new requirement applies to all business combinations, regardless of the consummation date.  This statement also changes the treatment of restructuring charges, in-process research and development costs, and acquisition related costs.  SFAS No. 141(R) is effective for all companies with fiscal periods beginning on or after December 15, 2008 and will be effective for the Company for acquisitions consummated after January 1, 2009.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 141(R).

SFAS 160

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement clarifies the accounting and reporting for non-controlling interests, currently referred to as minority interests.  Under SFAS No. 160, non-controlling interests will be classified as a component of equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 160.

(v)           Other significant events

Due to hurricanes Katrina and Rita, the Windsor Court Hotel in New Orleans suffered damage and remained closed throughout the period from August 29 to October 31, 2005.  The Maroma Resort and Spa in Mexico also suffered damage as a result of hurricanes Emily and Wilma and remained closed throughout the period from July 18, 2005 (when the hotel closed for refurbishment) through to February 20, 2006.  OEH’s insurance covers property damage and loss of earnings under business interruption for up to 12 months after the event.  Earnings from operations include within revenue an insurance recovery of $nil (2006-$2,319,000; 2005-$4,900,000) for business interruption for the Windsor Court Hotel.  Earnings from operations include within revenue an insurance recovery of $nil (2006-$4,906,000; 2005-$2,500,000) for business interruption for the Maroma Resort and Spa.  The property damage claims submitted as at December 31, 2007 amounted to approximately $8,000,000 for the Windsor Court Hotel.  In 2007 the property damage claim for the Maroma Resort and Spa was settled and a gain of $2,312,000 was recorded.  The excess of the property damage claims submitted over the losses recorded in respect of the Windsor Court Hotel represents a contingent gain and will only be recognized in the financial statements when realized.

2.             Discontinued operations

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as a discontinued operation for all periods presented.

Summarized operating results of the hotel are as follows (dollars in thousands):

	Years ended December 31,
	2007	2006	2005

Revenue	$11,582	$13,440	$12,057
(Loss)/earnings from discontinued operations	$(2,629)	$102	$246
Impairment loss	(13,992)	—	—
	(16,621)	102	246
Deferred tax benefit	—	3,000	—
Net (loss)/earnings from discontinued operations	$(16,621)	$3,102	$246

The impairment loss includes goodwill impairment loss of $3,891,000 and fixed assets impairment loss of $10,101,000.

Due to an increase in competition and other market factors, operating profits and cash flows of the Bora Bora Lagoon Resort were lower than expected in 2007 and previous years, which gave rise to an impairment of goodwill and long-lived assets.  The fair value of the investment was estimated by management using a bid price offered for the business and considering other market factors.

Assets and liabilities of the hotel have been classified as held for sale and consisted of the following (dollars in thousands):

	December 31
	2007	2006

Current assets	$3,686	$5,226
Other assets	3,121	3,148
Property, plant and equipment, net of depreciation	45,091	48,589
Goodwill	2,519	3,891
Total assets held for sale	$54,417	$60,854
Liabilities held for sale	$(5,619)	$(4,377)

3.             Significant acquisitions, dispositions and investments

(a)          Acquisitions

2007 Acquisitions

Afloat in France

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

The following table summarizes the estimated fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

April 12, 2007

Goodwill and other intangible assets	$3,876
Total assets acquired	3,876

Current liabilities	(1,176)
Total liabilities assumed	(1,176)
Net assets acquired	$2,700

Cash consideration	$2,700

OEH’s combined investments in the Afloat in France business result in total goodwill as follows (dollars in thousands):

April 12, 2007

Purchase price paid for the initial 50%, less accumulated losses	$251
Purchase price of the second 50% interest	2,700
2,951
Add:
Fair value of liabilities assumed	2,353
Less:
Fair value of assets acquired	—
Total goodwill	$5,304

The canalboats operated by the acquired company had been

purchased by OEH in 2004 and leased to the operating company.  Goodwill and other intangible assets of $5,304,000 has been recorded, of which $nil will be deductible as operating expenses for tax purposes.  This acquisition enabled OEH to take full control of the Afloat in France operation and to receive 100% of operating revenues that the business is expected to generate in future years, which contributed to the purchase price and resulted in goodwill.

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

Year ended December 31,	2007	2006

Revenue	$579,615	$482,031
Net earnings	$33,618	$39,499
Earnings per share:
Basic	$0.79	$0.97
Diluted	$0.79	$0.96

Royal Scotsman

On April 25, 2007, OEH exercised its option to acquire the remaining 50% it did not own in the company owning and operating the Royal Scotsman tourist train, for a cash consideration of £1,375,000 (equivalent to $2,711,000), bringing OEH’s investment to 100% ownership.

The following table summarizes the estimated fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

April 25, 2007

Goodwill and other intangible assets	$1,656
Property, plant and equipment	3,327
Current assets	47
Total assets acquired	5,030

Current liabilities	(921)
Deferred tax liabilities	(371)
Long-term debt	(1,027)
Total liabilities assumed	(2,319)
Net assets acquired	$2,711

Cash consideration	$2,711

OEH’s combined investments in the Royal Scotsman business result in total goodwill as follows (dollars in thousands):

April 25, 2007

Purchase price paid for the initial 50%, plus accumulated profits	$1,409
Purchase price of the second 50% interest	2,711
4,120
Add:
Fair value of liabilities assumed	4,853
Less:
Fair value of assets acquired	(7,224)
Total goodwill	$1,749

Property, plant and equipment of the Royal Scotsman have been fair valued based on the estimated replacement cost of the train.  Goodwill of $1,749,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.  This acquisition enabled OEH to take full control of the Royal Scotsman operation and receive 100% of operating revenues that the business is expected to generate in future years, which contributed to the purchase price and resulted in goodwill.

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

Year ended December 31,	2007	2006

Revenue	$580,377	$484,903
Net earnings	$33,534	$40,265
Earnings per share:
Basic	$0.79	$0.99
Diluted	$0.79	$0.98

La Résidence Phou Vao minority interests

Effective March 10, 2007, OEH purchased an additional 18% interest in La Résidence Phou Vao in Luang Prabang, Laos for a cash consideration of $626,000, including transaction costs, bringing its interest to 69%.  A deferred tax liability of $83,000 has been recorded on the acquisition arising mainly on the fair value adjustment to assets of $236,000.  Goodwill has been increased by $178,000.

Final retention payment relating to Grand Hotel Europe

In March 2007, a final retention payment of $2,850,000 plus accrued interest of $218,000 has been made in accordance with the original agreement for the acquisition of Grand Hotel Europe in St. Petersburg completed in February 2005.

2006 Acquisitions

Pansea Hotels Group

In June 2006, OEH acquired the 50% of the Napasai hotel-owning company shares not owned by the Pansea Hotels group for $10,500,000 cash consideration, and acquired the Pansea group itself in July 2006 for a total cash consideration of $33,562,000 (including an $8,000,000 loan OEH had previously made to Pansea group, accrued interest, other prior payments, and acquisition costs) and assumption of sundry debts owed by the Pansea Hotels group to third parties of $15,524,000.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

July 21, 2006

Current assets	$10,447
Property, plant and equipment	33,665
Goodwill and other intangible assets	26,715
Total assets acquired	70,827

Current liabilities	(6,840)
Liabilities to minority shareholders	(7,818)
Third party debt	(6,115)
Deferred income taxes	(5,992)
Total liabilities assumed	(26,765)
Net assets acquired	$44,062

Loan advanced in 2004 and other prior payments	$9,950
Paid in June 2006 for 50% of Napasai	10,500
Paid in July 2006 for the rest of Pansea	23,612
Total cash consideration	$44,062

The net assets of the Pansea Hotels group have been fair valued based on the estimated market values of the freehold and leasehold properties.  After fair valuing all other assets and liabilities, goodwill of $13,815,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.  Included in the goodwill is a debit balance of $2,316,000 for minority interest relating to losses carried forward as at the date of acquisition.  In the future periods, minority interest share of profits will be credited against goodwill to the extent of the previously recorded minority interest losses.

The results of the operation of the Pansea Hotels group have been included in the consolidated financial statements of OEH from July 21, 2006.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

February 8, 2006

Property, plant and equipment	$8,600
Goodwill and other intangible assets	3,831
Total assets acquired	12,431

Current liabilities	(861)
Other long-term liabilities (deferred consideration)	(2,850)
Deferred income taxes	(520)
Total liabilities assumed	(3,631)
Net assets acquired	$8,800

The net assets of Casa de Sierra Nevada have been fair valued based on the estimated market value of the buildings.  After fair valuing all other assets and liabilities, goodwill of $3,571,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.

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

2005 Acquisition

In February 2005, OEH purchased 100% of the issued equity of LLC Europe Hotel which owns a 93.5% interest in the property operating as the Grand Hotel Europe, St. Petersburg, Russia.  The remaining interest in the property is owned by the City of St. Petersburg.  In addition, OEH acquired full management and operational control of the hotel.

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

(b)  Investments

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

OEH’s investments in and loans and advances to unconsolidated companies amounted to $147,539,000 at December 31, 2007 (2006–$130,042,000).  OEH’s earnings from unconsolidated companies were $16,425,000 in 2007 (2006–$11,970,000; 2005-$11,175,000).  See Note 20.

Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2007	2006
Current assets	$60,890	$50,782
Property, plant and equipment, net	358,708	347,772
Other assets	51,376	46,022
Total assets	$470,974	$444,576

Current liabilities	$48,710	$59,621
Long-term debt	246,420	227,477
Other liabilities	97,663	86,637
Total shareholders’ equity	78,181	70,841
Total liabilities and shareholders’ equity	$470,974	$444,576

	Year ended December 31,
	2007	2006	2005
Revenue	$196,564	$173,858	$159,705
Earnings from operations before net finance costs	$40,979	$34,509	$25,630
Net earnings / (loss)	$7,472	$2,127	$(2,382)

Included in unconsolidated companies is the Charleston Place Hotel to which OEH has made loans in addition to its equity investment of 19.9%.  Some of these loans have a conversion feature exercisable by OEH no sooner than 2020 and in limited circumstances before then, under which OEH may convert its loans into additional capital, thereby giving OEH a majority equity interest in the hotel.

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

4.             Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2007	2006
Land and buildings	$1,074,059	$944,411
Machinery and equipment	205,873	191,050
Fixtures, fittings and office equipment	220,664	186,075
River cruiseship and canalboats	19,600	19,184
	1,520,196	1,340,720
Less: accumulated depreciation	(246,240)	(205,909)
	$1,273,956	$1,134,811

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2007	2006
Freehold and leased land and buildings	$17,948	$16,006
Machinery and equipment	2,573	2,205
Fixtures, fittings and office equipment	1,654	1,678
	22,175	19,889
Less: accumulated depreciation	(2,953)	(2,241)
	$19,222	$17,648

5.             Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2007	$116,377	$1,383	$117,760
Goodwill acquired during the year / (prior year estimates adjusted)	(151)	7,053	6,902
Foreign currency translation adjustment	9,075	(240)	8,835
Balance as at December 31, 2007	$125,301	$8,196	$133,497

6.             Other intangible assets

(Dollars in thousands)

	December 31, 2007
Amortized intangible assets	Carrying amount	Accumulated amortization

Favorable lease	$12,855	$(506)
Internet sites	2,066	(115)
Total	$14,921	$(621)

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Unamortized intangible assets

Tradename	$7,360

Amortization expense for the year ended December 31, 2007 is $461,000 (2006-$160,000; 2005-$nil).

Estimated amortization expense for each of the years ended from 2008 to 2012 is $461,000.

7.             Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (dollars in thousands):

	December 31,
	2007	2006
Unsecured working capital facilities, with a weighted average interest rate of 6.51% and 5.55%, respectively	$64,419	$45,107

OEH had approximately $65,000,000 of working capital lines of credit at December 31, 2007 (2006-$64,000,000) issued by various financial institutions and having various expiration dates, of which $14,121,000 was undrawn (2006-$22,208,000).  One of the lines of credit in the amount of $10,000,000 is determined as the net amount of all balances with the bank.  At December 31, 2007, OEH held cash balances of $22,519,000 and working capital facilities of the equivalent of $23,412,000 in a number of currencies with the bank.

8.             Long-term debt and obligations under capital leases

(a)          Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2007	2006
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 6.36% and 5.80%, respectively, primarily based on LIBOR	$767,916	$649,513
Loan secured by river cruiseship payable over 3 years, with a weighted interest rate of 7.48% and 6.54%, respectively, based on LIBOR	2,500	3,500
Obligations under capital lease (see Note 8(b))	15,994	16,684
	786,410	669,697
Less: current portion	127,795	83,397
	$658,615	$586,300

The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants.  At December 31, 2007, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated €190,000,000 loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

In October 2007, OEH borrowed $60,000,000 under a bank-syndicated loan facility totalling up to $120,000,000 secured by OEH’s Brazilian properties.  The initial drawdown was used to refinance an existing $44,800,000 loan facility secured on the Copacabana Palace Hotel.

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2007 (dollars in thousands):

Year ending December 31,

2008	$125,477
2009	27,506
2010	48,641
2011	391,471
2012	20,504
2013 and thereafter	156,817
$770,416

The Company has guaranteed $566,000,000 of the long-term debt of its subsidiary companies as at December 31, 2007.

The Company has guaranteed, through 2011, $7,847,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment and, through 2008, $5,938,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions.  OEH has guaranteed, through 2008, $2,800,000 of the debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.  The Company has guaranteed, through 2008, a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment.

(b)          Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2007 (dollars in thousands):

Year ending December 31,

2008	$3,001
2009	2,666
2010	2,651
2011	4,225
2012	642
2013 and thereafter	26,338
Minimum lease payments	39,523
Less: amount of interest contained in above payments	23,529
Present value of minimum lease payments	15,994
Less: current portion	2,039
$13,955

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

9.             Other liabilities

Other liabilities consist of $2,330,000 of deferred consideration arising on the Casa de Sierra Nevada acquisition (see Note 3(a)) and $1,379,000 of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value.

10.          Pension plans

From January 1, 2003, a number of non-U.S. OEH employees participated in a defined benefit pension plan in the U.K. called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year are as follows:

	Year ended December 31
	2007	2006	2005

Discount rate	5.70%	5.10%	5.00%
Assumed rates of compensation increases	—	—	3.25%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end are as follows:

	December 31,
	2007	2006
Discount rate	5.70%	5.10%
Assumed rate of compensation increases	—	—

The discount rate essentially represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

In determining the expected long-term rate of return on plan assets, management has reviewed anticipated future long-term performance of individual asset classes and the asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.

The weighted-average asset allocation of OEH’s defined benefit pension plan as of December 31, 2007 and 2006 by asset category as a percentage of plan assets is as follows:

	Year ended December 31,
	2007	2006
Asset Category
Equity securities	100%	99%
Fixed income investments	—	—
Other	—	1%
Total	100%	100%

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$22,377	$17,597
Service cost	—	459
Interest cost	1,164	877
Plan participants’ contributions	—	128
Net transfer in	—	851
Actuarial (gain) / loss	(1,894)	1,435
Benefits paid	(74)	(270)
Curtailment gain	—	(1,139)
Settlement	(32)	—
Foreign currency translation	381	2,439
Benefit obligation at end of year	21,922	22,377

	Year ended December 31,
	2007	2006

Change in plan assets:
Fair value of plan assets at beginning of year	13,700	9,806
Actual return on plan assets	574	1,334
Employer contributions	800	813
Plan participants’ contributions	—	128
Net transfer in	—	378
Benefits paid	(74)	(270)
Settlement	(24)	—
Foreign currency translation	224	1,511
Fair value of plan assets at end of year	15,200	13,700
Funded status at end of year	(6,722)	(8,677)
Unrecognized net actuarial loss	10,714	12,101
Net amount recognized in retained earnings	$3,992	$3,424

At December 31, 2006, OEH adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Post-retirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  The implementation of SFAS No. 158 did not have a material impact on OEH’s financial statements.

The following table details certain information with respect to OEH’s defined benefit pension plan (dollars in thousands):

	Year ended December 31,
	2007	2006

Projected benefit obligation	$21,922	$22,377
Accumulated benefit obligation	$21,922	$22,377
Fair value of plan assets	$15,200	$13,700

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2007	2006	2005

Service cost	$—	$459	$885
Interest cost on projected benefit obligation	1,164	877	699
Expected return on assets	(1,076)	(824)	(546)
Net amortization and deferrals	554	484	417
Net periodic benefit cost	$642	$996	$1,455

Additional information about OEH’s pension plan is as follows (dollars in thousands):

	Year ended December 31,
	2007	2006
(Decrease) / Increase in minimum pension liability (net of tax) in other comprehensive income	$(28)	$8,518

OEH expects to contribute $1,385,000 to its defined benefit pension plan in 2008.  The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,

2008	$80
2009	94
2010	111
2011	177
2012	271
Next five years	$2,366

Included in the liability for pension benefit on the consolidated balance sheet at December 31, 2007 is an amount of $213,000 (2006-$nil) relating to deferred benefit pension obligations at the hotels in Bali, Indonesia.  The accrual was made based on actuarial valuation as at December 31, 2007.  There are no assets to be disclosed.

OEH has another defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  The total number of active members is three, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at December 31, 2007 showed a net pension plan surplus of approximately $84,000 based on fair value of plan assets of $1,446,000 and projected benefit obligation of $1,362,000.  The surplus has not been recognized in the financial statements as it is deemed not recoverable.

Certain employees of OEH are members of the British Rail pension plan, which is a governmental multi-employer defined benefit pension plan.  Total OEH contributions into the plan for 2007 and 2006 were $78,000 and $92,000, respectively.

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows (dollars in thousands):

	Year ended December 31
	2007	2006

Employer’s contributions	$1,692	$1,460

11.                               Income taxes

The Company is incorporated in Bermuda which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2007
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	1,357	(465)	892
Rest of the world	14,960	(225)	14,735

	$16,317	$(690)	$15,627

	Year ended December 31, 2006
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	4,016	2,608	6,624
Rest of the world	7,662	(3,495)	4,167

	$11,678	$(887)	$10,791

	Year ended December 31, 2005
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	824	(1,509)	(685)
Rest of the world	8,969	(4,075)	4,894

	$9,793	$(5,584)	$4,209

The 2006 cost included a current tax cost of $2,213,000 arising on the sale of Harry’s Bar, with no equivalent cost in either 2007 or 2005.

Earnings from unconsolidated companies are reported net of tax. The tax provision applicable to these unconsolidated companies in the year ended December 31, 2007 was $4,772,000 (2006-$5,741,000; 2005-$3,333,000).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2007	2006

Gross deferred tax assets (primarily operating loss carryforwards)	$54,770	$51,668
Less: valuation allowance	(4,378)	(4,293)
Net deferred tax assets	50,392	47,375
Deferred tax liabilities	(151,004)	(133,733)
Net deferred tax liabilities	$(100,612)	$(86,358)

The deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is $158,403,000. Of this amount, $57,442,000 will expire in the five years ending December 31, 2012 and a further $14,060,000 will expire in the five years ending December 31, 2017. The remaining losses of $86,900,000 will expire after December 31, 2017 or have no expiry date. A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized. The 2006 income taxes provision includes deferred tax benefits totalling $5,829,000 that arose on the reduction of valuation allowances established in respect of tax losses in Portugal and Australia, after OEH concluded that it was more likely than not that these tax losses would be utilized in the future. There are no comparable benefits in 2007 or 2005.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

Except for earnings that are currently distributed, no additional material provision has been made for income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries, as such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or OEH has concluded that no additional tax liability will arise as a result of distribution of such earnings.  A liability could arise if amounts are distributed by such subsidiaries or if the subsidiaries are ultimately disposed of.  It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the temporary differences related to investments in subsidiaries.

The Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, and recognized a $28,820,000 provision in respect of its uncertain tax positions which was accounted for as a decrease to January 1, 2007 retained earnings.  OEH recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  The opening FIN 48 provision included an amount of $1,828,000 in respect of potential interest liabilities and a further $9,947,000 of potential fines and penalties.

OEH’s 2007 tax provision of $15,627,000 includes a charge of $1,984,000 in respect of the FIN 48 provision, including a charge of $1,042,000 that relates to the potential interest and penalty costs associated with the uncertain tax positions.  OEH’s 2007 tax provision also includes tax benefit of $9,075,000 in respect of the FIN 48 provision, following the closure of a number of uncertain tax positions in certain jurisdictions in which OEH operates for which a FIN 48 provision was recognized upon adoption on January 1, 2007. The tax benefit includes a benefit of $4,574,000 that relates to the potential interest and penalty costs that had been included in the FIN 48 provision in respect of these uncertain tax positions.

At December 31, 2007, OEH recognized a $24,025,000 liability in respect of its uncertain tax positions. All of this FIN 48 provision arises in jurisdictions in which OEH conducts business other than Bermuda.

12.                               Supplemental cash flow information

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash paid for:
Interest	$49,820	$40,979	$29,461
Income taxes	$13,477	$14,719	$10,124

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2007, 2006 and 2005 (see Note 3(a)) liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005

Fair value of assets acquired	$22,605	$89,551	$118,618
Cash paid	(21,877)	(50,122)	(95,150)
Loan advanced in 2004 and other prior payments	—	(9,950)	—
Liabilities assumed	$728	$29,479	$23,468

Cash received for residential purchases at Cupecoy Yacht Club in St. Maarten is held in escrow until the next phase of construction, when the cash is released into OEH’s current bank account.  At December 31, 2007, this escrow account balance amounted to $3,800,000.

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

(c)                                Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, and (ii) the commencement or announcement of a tender offer or exchange offer by a person for 30% or more of the outstanding class A common shares or 30% or more of the outstanding class B common shares.  At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $142 (the “Purchase Price”) for each one one-hundredth of such junior preferred share, subject to adjustment in certain events.  From and after the date on which any person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price.  If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price.  Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 15% beneficial ownership as described above, but less than 50% beneficial ownership.  The rights will expire on June 1, 2010 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% of more of the outstanding class B common shares.

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

14.                               Employee stock option plans and performance share plan

On December 31, 2007, OEH had three share-based compensation plans, which are described below.  The compensation cost that has been charged against earnings for these plans is $1,442,000 for the year ended December 31, 2007 (2006-$1,179,000; 2005-$1,249,000).

(a)                               2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000, respectively, class A and B common shares may be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2007, 115,500 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 24 persons, and 447,450 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 97 persons.

The total compensation cost related to unexercised options at December 31, 2007 to be recognized over the period January 1, 2008 to December 31, 2010, is $5,386,000.  The fair value of grants issued in the year to December 31, 2007 was $5,005,000 (2006-$2,211,000; 2005—$899,000).  The fair value of options which vested in the year to December 31, 2007 was $352,000.  Transactions under the plans have been as follows:

	Shares	Option Price
Outstanding at January 1, 2007	631,600	$13.00-$36.50
Granted	241,500	$45.69-$59.23
Forfeited	(50,500)	$14.70-$52.59
Exercised	(259,650)	$13.00-$19.00
Outstanding at December 31, 2007	562,950	$13.06-$59.23
Exercisable at December 31, 2007	153,000	$13.06-$19.00

The options outstanding at December 31, 2007, were as follows:

	Number of Shares		Weighted Average of
Exercise Prices	Outstanding at 12/31/2007	Exercisable at 12/31/2007	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options
$13.06	16,000	16,000	4.8	$13.06	$13.06
$13.40	31,000	31,000	5.4	$13.40	$13.40
$14.70	78,500	78,500	6.6	$14.70	$14.70
$19.00	27,500	27,500	3.2	$19.00	$19.00
$21.40	2,000	—	7.1	$21.40	—
$28.40	33,000	—	7.7	$28.40	—
$28.50	31,000	—	7.5	$28.50	—
$34.88	14,500	—	8.2	$34.88	—
$34.90	19,600	—	8.6	$34.90	—
$36.45	11,000	—	8.7	$36.45	—
$36.50	45,850	—	8.5	$36.50	—
$39.25	3,000	—	8.8	$39.25	—
$42.87	19,300	—	8.9	$42.87	—
$45.69	25,000	—	9.6	$45.69	—
$52.51	15,550	—	9.2	$52.51	—
$52.51	151,100	—	9.7	$52.51	—
$52.59	18,450	—	9.5	$52.59	—
$59.23	20,600	—	9.9	$59.23	—
	562,950	153,000

	For options granted during the year ended December 31,
	2007	2006	2005

Weighted average fair value	$20.72	$15.36	$11.98

Estimates of fair values of stock options on the grant dates using the Black–Scholes option pricing model are based on the following assumptions:

	For years ended December 31,
	2007	2006	2005

Expected share price volatility	38.68%-39.30%	40.45%	41.71%
Risk-free interest rate	3.28%-5.05%	4.95%	4.24%
Expected annual dividends per share	$0.10	$0.10	$0.10
Expected life of stock options	5 years	5 years	5 years

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The expected term of options granted is based on historical data and represents the period of time that options are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

(b)          2007 performance share plan

In 2007, OEH adopted the 2007 performance share plan.  Under this plan, awards of up to 500,000 class A common shares may be granted to employees.  The shares covered by the awards will be issued after three years from the grant date, subject to meeting performance criteria set forth in the awards.  The performance criteria will be based on objective performance goals over the performance period as established by the Company’s Board.  These goals may be based on one or more business criteria that apply to the grantee, a business unit of OEH, or OEH as a whole, including, but not limited to, share price, market share, sales, earnings per share, earnings before tax, return on equity, total shareholder return, or costs.  Awards may also be granted under the plan without any specified performance criteria. When the shares are issued under the awards, the grantees are also entitled to receive a cash equivalent of the dividends, if any, that would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date.

At December 31, 2007, 30,200 class A common shares were reserved under the plan for issuance pursuant to awards made to nine persons.  These awards do not specify any performance criteria and will vest as long as the grantees stay in employment after three years from the grant date.

The total compensation cost related to non-vested awards granted under the plan at December 31, 2007 to be recognized over the period January 1, 2008 to December 31, 2010, is $1,219,000.  The fair value of grants awarded in the year to December 31, 2007 was $1,415,000 (2006-$nil; 2005-$nil).

The summary of the status of the non-vested awards as of December 31, 2007 and changes during the year ended December 31, 2007 is presented as follows:

	Shares	Weighted-average grant date fair value

Non-vested at January 1, 2007	—	$—
Granted	30,200	$46.85
Non-vested at December 31, 2007	30,200	$46.85

Estimates of fair values of the awards under the plan were made using the Black-Scholes pricing model based on the following assumptions:

	For years ended December 31,
	2007	2006	2005

Expected share price volatility	38.68%- 38.73%	—	—
Risk-free interest rate	4.07%-4.59%	—	—
Expected annual dividends per share	$0.10	—	—
Expected life of awards	3 years	—	—

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans.

15.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $102,361,000 at December 31, 2007 (2006-$21,839,000; 2005-$24,341,000), including the ‘21’ Club contract referred to in the next paragraph.

On November 7, 2007, OEH entered into an agreement with the New York Public Library to purchase the land and building occupied by the library’s Donnell branch located directly behind and adjacent to OEH’s ‘21’ Club in New York City.  OEH plans to demolish the existing building and build a hotel on the Donnell site connecting to ‘21’ Club.  OEH paid $3,000,000 upon signing the agreement, and must pay an additional $46,000,000 when the existing building is vacated (but not earlier than September 2008) and a final $10,000,000 thirty months later or, if sooner, upon the issue to OEH of a certificate of occupancy for its new hotel.  The agreement also obligates OEH to incorporate a new Donnell branch library in the hotel’s design.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,

2008	$8,402
2009	8,265
2010	8,228
2011	7,890
2012	7,832
2013 and thereafter	64,224
$104,841

Rental expense for the year ended December 31, 2007 amounted to $4,267,000 (2006-$2,077,000; 2005-$1,911,000).

16.          Derivative financial instruments

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000 ($95,000,000) and €24,700,000 ($31,000,000) that limit the exposure to a fixed rate level.  Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge and, therefore, changes in fair value of this swap were recorded to interest expense in earnings.

The interest rate swap for €75,000,000 has been

designated and has qualified as a cash flow hedge of the floating interest rate debt effective since December 31, 2006.  This swap is expected to be, and has been, highly effective in offsetting exposures from fluctuations in debt interest rates.  The $1,701,000 of the movement in the fair value of the swap has, therefore, been recorded as a gain in other comprehensive income, with only the amount of $23,000 deemed ineffective, and recognized as a loss in earnings.

In October 2007, OEH entered into interest rate swap agreements for the notional amounts of $10,000,000 and $20,000,000 that limit the exposure from interest rate fluctuations of a U.S. dollar debt to a fixed rate level.  The swaps have been designated and have qualified as cash flow hedges of the floating rate debt effective since October 18, 2007.  These swaps are expected to be, and have been, highly effective.  The $971,000 of the movement in the fair value of the swaps has, therefore, been recorded as a loss in other comprehensive income with only the amount of $50,000 deemed ineffective and recognized as a loss in earnings.

Of the existing gains at December 31, 2007, approximately $1,500,000 will be reclassified into earnings in the next 12 months, assuming no further changes in fair value of the contracts.

At December 31, 2007 and 2006, the fair values of the outstanding Euro interest rate swaps were accounted for as other non-current assets at $2,833,000 and $687,000, respectively, and the fair values of the outstanding U.S. dollar interest rate swaps were accounted for as accrued liabilities at $1,022,000 and $nil, respectively.

17.          Other comprehensive income/ (loss)

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2007	2006
Foreign currency translation adjustments	$38,191	$3,545
Derivative financial instruments	730	—
Additional minimum pension liability, net of tax	(8,490)	(8,518)
	$30,431	$(4,973)

The components of comprehensive income/ (loss) are as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Net earnings on common shares	$33,642	$39,767	$41,539
Foreign currency translation adjustments	34,646	24,390	(33,419)
Change in fair value of derivatives	730	68	141
Additional minimum pension liability, net of tax	28	(8,518)	—
Comprehensive income	$69,046	$55,707	$8,261

18.          Other significant events

Hotel das Cataratas

On September 25, 2007, OEH entered into a 20-year lease of Hotel das Cataratas from the Brazilian government.  The monthly lease payments are Brazilian real 868,000 ($470,000).  OEH is committed to perform a major refurbishment of the hotel within two years.  The total investment over the period of the refurbishment is estimated at $20,000,000.

Maroma insurance proceeds

In the three months ended September 30, 2007, Maroma Resort and Spa recorded a gain of $2,312,000 relating to the settlement of insurance proceeds for damaged assets.

Maroma land acquisition

On July 27, 2007, OEH acquired 100% of the shares of a Mexican company that owns land adjacent to Maroma Resort and Spa for a cash consideration of $5,609,000, including transaction costs and remaining cash consideration of $1,379,000 to be paid within three years.

19.                               Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions.  Real estate and property development was disclosed as a new segment in 2006 and disclosures for 2005 have been changed to conform to the new segment presentation.  Hotels at December 31, 2007 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, restaurants are located in New York and Buenos Aires, tourist trains operate in Europe, Southeast Asia and Peru, a river cruise-ship operates in Burma and five canalboats in France, and real estate developments are located in the U.S., Caribbean, Mexico, Europe, Southeast Asia and South Pacific.  Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation, amortization and gain on asset sales (“segment EBITDA”).  Segment information is presented in accordance with the accounting policies described in Note 1.

Financial information regarding these business segments is as follows (dollars in thousands):

	Year ended December 31,
	2007	2006	2005
Revenue:
Hotels and restaurants
Owned hotels – Europe	$228,522	$180,365	$161,188
– North America	85,411	85,492	79,706
– Rest of World	128,771	101,979	83,459
Hotel management/part ownership interests	10,683	9,212	8,663
Restaurants	22,638	22,544	22,162
	476,025	399,592	355,178
Tourist trains and cruises	82,482	63,628	61,207
Real estate	19,908	16,144	4,705
	$578,415	$479,364	$421,090

Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$16,788	$14,243	$13,471
– North America	7,514	7,503	7,248
– Rest of World	9,422	8,233	7,799
Restaurants	998	936	851
	34,722	30,915	29,369
Tourist trains and cruises	4,225	3,588	3,842
	$38,947	$34,503	$33,211

Segment EBITDA:
Owned hotels – Europe	$71,033	$52,708	$46,560
– North America	13,238	19,652	15,686
– Rest of World	35,611	31,615	22,077
Hotel management/ part ownership interests .	23,840	19,932	17,485
Restaurants	4,564	6,530	5,625
Tourist trains and cruises	25,481	18,316	15,396
Real estate	4,121	3,514	3,078
Gain on sale of investment	—	6,619	—
Gain on disposal of fixed assets	2,312	—	—
Central overheads	(26,072)	(22,209)	(18,955)
	$154,128	$136,677	$106,952

	Year ended December 31,
	2007	2006	2005
Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$154,128	$136,677	$106,952
Less
Depreciation and amortization	38,947	34,503	33,211
Interest expense, net	45,436	44,367	29,971
Foreign currency, net	(917)	4,610	(5,065)
Provision for income taxes	15,627	10,791	4,209
Share of provision for income taxes of unconsolidated companies	4,772	5,741	3,333
Earnings from continuing operations	$50,263	$36,665	$41,293

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$11,462	$7,875	$7,169
Restaurants	—	277	360
	11,462	8,152	7,529
Tourist trains and cruises	4,963	3,818	3,646
	$16,425	$11,970	$11,175

Capital expenditure:
Hotels and restaurants
Owned hotels – Europe	$36,039	$48,308	$60,359
– North America	38,440	36,691	16,532
– Rest of World	18,349	12,255	20,701
Restaurants	608	1,114	883
	93,436	98,368	98,475
Tourist trains and cruises	4,380	9,711	6,170
Real estate	6,060	539	7,586
	$103,876	$108,618	$112,231

	December 31,
	2007	2006
Identifiable assets:
Hotels and restaurants
Owned Hotels – Europe	$745,970	$660,083
– North America	361,699	317,577
– Rest of World	445,562	429,969
Hotel management/part ownership interests	138,607	114,378
Restaurants	42,398	39,416
	1,734,236	1,561,423
Tourist trains and cruises	150,446	140,803
Real estate	88,145	49,437
	$1,972,827	$1,751,663

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands) :

	Year ended December 31,
	2007	2006	2005
Revenue:
Europe	$303,261	$237,336	$217,275
North America	133,675	123,725	109,019
Rest of World	141,479	118,303	94,796
	$578,415	$479,364	$421,090

	December 31,
	2007	2006
Long-lived assets at book value:
Europe	$759,103	$662,099
North America	411,489	364,696
Rest of World	406,060	375,967
	$1,576,652	$1,402,762

Long-lived assets at book value constitute the following (dollars in thousands):

	December 31,
	2007	2006
Property, plant and equipment	$1,273,956	$1,134,811
Investments	147,539	130,042
Goodwill	133,497	117,760
Other intangible assets	21,660	20,149
	$1,576,652	$1,402,762

20.          Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd., in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2007 was $1,330,000 (2006-$805,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the year ended December 31, 2007, OEH earned $5,200,000 (2006-$4,939,000; 2005-$4,587,000) in management fees which are recorded in revenue, and $11,807,000 (2006-$10,700,000; 2005-$9,752,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.  These loans have an indefinite maturity period.  See Note 3(b).  The amount due to OEH from Charleston Place Hotel at December 31, 2007 was $19,749,000 (2006-$15,499,000).

OEH manages under long-term contracts the Hotel Monasterio and the Machu Picchu Sanctuary Lodge owned by its 50/50 joint venture, with local Peruvian interests, as well as the 50/50 owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the year ended December 31, 2007, OEH earned management and guarantee fees of $6,547,000 (2006-$5,314,000; 2005-$4,785,000) and loan interest of $63,000 (2006-$87,000; 2005-$116,000) which are recorded in revenue.  At December 31, 2007, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR.  The amount due to OEH from its joint venture Peruvian operations at December 31, 2007 was $6,277,000.  The amount due from OEH to its joint venture Peruvian operations as at December 31, 2006 was $1,249,000.

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest accounted for under the equity method.  For the year ended December 31, 2007, OEH earned $1,867,000 (2006-$1,057,000; 2005-$1,139,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz in Madrid at December 31, 2007 was $2,624,000 (2006-$1,961,000.  See Note 3(b).

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

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
2007
Revenue	$145,914	$178,875	$159,457	$94,169
Gain on disposal of fixed assets	$—	$2,312	$—	$—
Earnings from operations	14,703	41,847	34,525	2,909
Net finance costs	(10,221)	(14,103)	(9,759)	(10,436)
Earnings/ (losses) before income taxes and earnings from unconsolidated companies	4,482	27,744	24,766	(7,527)
(Provision for)/ benefit from income taxes	1,483	(11,079)	(8,759)	2,728
Earnings from unconsolidated companies net of tax	4,258	5,630	4,234	2,303
Net earnings/ (losses) from continuing operations	10,223	22,295	20,241	(2,496)
Net (loss)/ earnings from discontinued operations	(15,156)	258	(538)	(1,185)
Net earnings	$(4,933)	$22,553	$19,703	$(3,681)

Net earnings/ (losses) per share:
Basic	$0.23	$0.53	$0.46	$(0.09)
Diluted	$0.22	$0.53	$0.46	$(0.09)
Dividends per share	$0.025	$0.025	$0.025	$0.025

	Quarter ended
	December 31	September 30	June 30	March 31
2006
Revenue	$130,773	$140,602	$131,225	$76,764
Earnings from operations	$18,464	$34,241	$27,101	$(1,962)
Gain on sale of investment	—	—	6,619	—
Net finance costs	(11,060)	(14,822)	(14,021)	(9,074)
Earnings/ (losses) before income taxes and earnings from unconsolidated companies	7,404	19,419	19,699	(11,036)
(Provision for)/ benefit from income taxes	(3,601)	(3,406)	(5,958)	2,174
Earnings from unconsolidated companies net of tax	2,893	3,925	3,326	1,826
Net earnings/ (losses) from continuing operations	6,696	19,938	17,067	(7,036)
Net (loss)/ earnings from discontinued operations	(39)	492	3,014	(365)
Net earnings	$6,657	$20,430	$20,081	$(7,401)

Net earnings/ (losses) per share:
Basic	$0.16	$0.49	$0.51	$(0.19)
Diluted	$0.16	$0.48	$0.51	$(0.19)
Dividends per share	$0.025	$0.025	$0.025	$0.025

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer (and acting chief financial officer) has evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2007 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a–15(f)).  OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework.  Based on this assessment and those criteria, management believes that OEH’s internal control over financial reporting was effective as of December 31, 2007.

Deloitte & Touche LLP, OEH’s independent registered public accounting firm, issued a report on OEH’s internal control over financial reporting, which appears in Item 8–Financial Statements above.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B.        Other Information

None.

PART III

ITEM 10.              Directors, Executive Officers and Corporate Governance

Directors

                The directors of the Company are as follows:

Name, Age	Principal Occupation and OtherMajor Affiliations	Year First Became Director

John D. Campbell, 65	Senior Counsel (retired) of Appleby (attorneys)	1994
James B. Hurlock, 74	Non-executive Chairman of the Board of the Company, and Partner (retired) of White & Case (attorneys)	2000
Prudence M. Leith, 67	Non-executive Director of Omega International PLC, and Consultant to Compass Group PLC	2006
J. Robert Lovejoy, 63	Managing Director of Groton Partners LLC (a private merchant banking firm)	2000
Georg R. Rafael, 70	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 74	Retired Chairman of the Board of the Company	1994

The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

Mr. Campbell was a member of the law firm Appleby (formerly named Appleby Hunter Bailhache) until March 1999 and retired as Senior Counsel in July 2003.  Mr. Campbell is the non-executive Chairman of the Board of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, as well as Chairman of the bank’s Audit Committee, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Insurance Company Ltd., a public company listed on the Bermuda Stock Exchange.  Mr. Campbell is also a non-executive director of Sea Containers Ltd. (“SCL”), a leasing and transport company formerly listed on the New York Stock Exchange and currently subject to Chapter 11 reorganization proceedings in the United States and provisional liquidation proceedings in Bermuda.  These proceedings commenced in October 2006.

Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000.  He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.  Mr. Hurlock was appointed non-executive Chairman of the Board in June 2007.

Ms. Leith was the founder, owner and Managing Director of Leith’s Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  She is a food writer, novelist, and television and radio food expert.  Ms. Leith has served on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC and Nations Healthcare Ltd., and is currently on the board of Omega International, a supplier of kitchen furnishings and equipment.

Mr. Lovejoy joined Groton Partners in January 2006.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director of Lazard Freres & Co. LLC, an investment banking firm, and a General Partner of Lazard’s predecessor partnership for over 15 years.  Mr. Lovejoy is also a non-executive director of One Liberty Properties Inc., a commercial and industrial real estate investment trust.

Mr. Rafael was until early 2002 the Vice Chairman of the Executive Committee of Mandarin Oriental Hotels, having sold to them in 2000 Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986.  Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

Mr. James Sherwood retired from his executive duties with the Company in December 2006 (having ceased to be a co-principal executive officer in October 2006) and stepped down as Chairman of the Board in June 2007.  He resigned as a director and non-executive Chairman of SCL in March 2006 having founded its predecessor company in 1965.  He also served as President of SCL during that time until January 2006.  As noted above regarding Mr. Campbell, SCL is currently subject to Chapter 11 reorganization proceedings in the United States and provisional liquidation proceedings in Bermuda.  These proceedings commenced in October 2006.

Simon M.C. Sherwood, the stepson of Mr. James Sherwood, served as a director of the Company from 1994 until June 2007 when he did not stand for re-election by shareholders at the Company’s 2007 annual general meeting.  He continued as President and Chief Executive Officer of the Company until August 2007 when his resignation (submitted to the Company in February 2007) became effective.

Executive Officers

The executive officers of the Company are as follows:

Name, Age	Position

Paul M. White, 43	President and Chief Executive Officer since August 2007
Filip J.M. Boyen, 49	Vice President–Operations since September 2007
Roger V. Collins, 61	Vice President–Design and Technical Services since 2001
Edwin S. Hetherington, 58	Vice President, General Counsel and Secretary since December 2006
Pippa Isbell, 54	Vice President–Corporate Communications since September 2007
Maurizio Saccani, 57	Vice President, Italy since September 2007
Nicholas R. Varian, 53	Vice President and Chief Development Officer since September 2007
David C. Williams, 53	Vice President–Sales and Marketing since 2004

The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

Mr. White succeeded Mr. Simon Sherwood as President and Chief Executive Officer of the Company in August 2007, having served as Vice President–Finance and Chief Financial Officer from September 2005.  Previously, he was Vice President–Hotels, Africa, Australia and South America from 2000 to 2005, and was Director of Hotel Operations for the same geographical region from 1998 to 2000.  He joined the Company’s predecessor, Orient-Express Hotels Inc., in 1991 from Forte Hotels initially as Financial Controller.  Having qualified as an accountant, he is currently a member of the Chartered Institute of Management Accountants, and is the Company’s acting chief financial and accounting officer until Martin O’Grady described below assumes those duties for the Company.

Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance until he joined OEH in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH’s hotel and tourist train operations in Peru.  He was appointed Vice President–Hotels, Africa, Australia and South America in September 2005.

Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, having joined Orient-Express Hotels Inc. in 1991.

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980.  Until the end of 2006, he was also Vice President, General Counsel and Secretary of SCL.  As noted above under the heading “Directors” regarding Mr. Campbell, SCL is currently subject to Chapter 11 reorganization proceedings in the United States and provisional liquidation proceedings in Bermuda.  These proceedings commenced in October 2006.

Ms. Isbell joined the Company in 1998 after selling the public relations consultancy she founded in 1987.  Her work in the hospitality industry included representation of Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.  From 2000 to September 2007, she served as Vice President–Public Relations of the Company.

Mr. Saccani joined Orient-Express Hotels Inc. in 1978 as Food and Beverage Manager of the Hotel Cipriani.  After serving as Manager in Italy of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985 and, by 2007, had assumed responsibility for all four of the Company’s hotels in Italy.

Mr. Varian transferred to Orient-Express Hotels Inc. in 1985 from P&O Steam Navigation Company, and has worked extensively on various cruise and tourist train projects, becoming Vice President–Trains and Cruises in 1989 and taking responsibility for the Asian hotels in 2006.

Mr. Williams joined Orient-Express Hotels Inc. in 1981 as Sales and Reservations Manager.  He became responsible for strategic marketing developments and business initiatives in the Americas, Europe and Asia.  He previously worked for Carlson Marketing Group.

The Company has chosen Martin O’Grady to become Vice President–Finance and Chief Financial Officer in March 2008.  Since January 2006, Mr. O’Grady, 44, has served as Chief Financial Officer of Orion Capital Managers LP, a European commercial real estate investment manager including hotels.  From 1999 until 2005, he served as Chief Financial Officer and an executive director of Access Self Storage, a retail self-storage operator in the United Kingdom, France and Australia.  He joined Access from Security Capital European Realty where he had worked as Vice President, Finance.  From 1992 until 1998, Mr. O’Grady held a number of finance and accounting positions with Jardine Matheson Group, an Asian-based conglomerate, including Group Financial Controller of Mandarin Oriental Hotels from 1992 to 1996.  Mr. O’Grady began his career with Pricewaterhouse Coopers and is an Associate Chartered Accountant in England and Wales.

In addition to the resignation of Mr. Simon Sherwood as President and Chief Executive Officer of the Company as noted under the heading “Directors” above, Adrian D. Constant resigned and Natale Rusconi retired as Vice Presidents during 2007, and Dean P. Andrews resigned as a Vice President in January 2008.

Corporate Governance

The Board of Directors of the Company has established corporate governance measures substantially in compliance with requirements of the New York Stock Exchange (“NYSE”).  These include a set of Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full Board, and a Code of Business Conduct for Directors, Officers and Employees.  The Board of Directors has also adopted a Code of Business Practices for the Company’s Principal Executive, Financial and Accounting Officers, which is filed as an exhibit to this report.  These documents are published on the Company’s website (www.orient-express.com) or may be obtained upon request and without charge by writing to the Company’s Secretary at its registered office address (Orient–Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company’s corporate governance measures, however, do not differ in any significant way from those requirements.

The present members of the Company’s Audit Committee are Messrs. Campbell, Hurlock and Lovejoy.  The Board has designated Mr. Lovejoy, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee and the Nominating and Governance Committee are Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  See Item 13–Certain Relationships and Related Transactions, and Director Independence below.

The non-executive directors of the Company meet regularly without management present.  Mr. Hurlock presides at these executive sessions of the Board.

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

The following table shows the salary and bonus of Mr. White paid in cash during 2007, and of all executive officers as a group (including Messrs. Andrews, Constant, Rusconi and Simon Sherwood who are no longer officers) for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

Paul M. White	President and Chief Executive Officer (previously Vice President and Chief Financial Officer)	$852,000
All executive officers as a group (12 persons)		$6,690,525

OEH has entered into agreements with Mr. White and most of the Company’s other executive officers entitling them to terminate employment in certain circumstances constituting a change in control of the Company and to receive an amount equal to two times each officer’s annual compensation.  The agreements of the U.S. tax-paying officers also require the Company to pay the excise tax on their severance payments imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

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

In May 2006, the subsidiary froze its U.K. defined benefit pension plan, thus stopping future benefit accrual, so that the benefit payable to participants at their normal retirement date will be calculated using pensionable service and final pensionable salary at that date.  From May 2006 and for later years, the OEH subsidiary established a defined contribution pension plan for British employees, including U.K.-based officers, under which the subsidiary contributes to individual pension accounts established by employees.  The subsidiary currently contributes for the executive officer participants in the new plan at the rate of ten percent of annual salary.

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $311,000 in the aggregate at December 31, 2007, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of participating executive officers a total of $238,000 during 2007.  See Note 10 to the Financial Statements regarding pension plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) pension plan that permits employees to contribute amounts out of their compensation into individual tax-deferred pension accounts.  The maximum contribution an employee could make was $15,500 in 2007.  Two executive officers of the Company based in the U.S. participated in this plan in 2007, and OEH paid $2,000 into each of their accounts as partial matching payments under the plan in addition to their own contributions.

Messrs. Andrews, Rusconi and Saccani participated in no OEH-sponsored pension plan in 2007.

2000 and 2004 Stock Option Plans

Options to purchase Class A common shares of the Company have been granted to directors, executive officers and selected employees under the Company’s 2000 and 2004 Stock Option Plans, which are administered by the Compensation Committee of the Board of Directors and have substantially the same terms.  The plans provide for the award of options to purchase up to 1,750,000 Class A and B common shares at market value at the time of the award.  In general, options become exercisable three years after the date of grant and expire ten years from date of grant.  In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2007, options to purchase an aggregate of 104,500 Class A shares were granted to directors and executive officers of the Company at prices of $45.69 to $59.23 per share, including options on 35,600 shares to Mr. White, 5,700 shares to Mr. James Sherwood and 4,200 shares to each of the other non-executive directors.  Options were exercised by directors or officers during 2007 on an aggregate of 188,000 Class A shares at an aggregate gain of $7,152,000.  At December 31, 2007, options to purchase an aggregate of 308,150 Class A shares (of which 87,500 were exercisable) were held by directors and executive officers at per share exercise prices ranging from $13.06 to $59.23 and expiring between 2010 and 2017.  See Note 14 to the Financial Statements.

2007 Performance Share Plan

At the 2007 annual general meeting of the Company, shareholders approved the Company’s 2007 Performance Share Plan, which is administered by the Compensation Committee of the Board of Directors.  Under this plan, directors, executive officers and selected employees may be awarded an amount of Class A shares in the Company to be issued in whole or in part to the grantee of the award after three years, depending on whether specified performance criteria in the individual award have been met such as earnings targets, total shareholder return goals or other criteria established by the Compensation Committee.  Shares may also be issued under the awards before the three-year period has elapsed if a change in control of the Company occurs or certain other early vesting events occur.  The plan also permits the Compensation Committee to make awards without any performance criteria.  A total of 500,000 Class A shares may be issued under the plan.

During 2007, the first awards were made under the plan.  The grantees were officers of the Company, and the awards did not specify performance criteria, will vest in 2010 and cover a total of 30,200 Class A shares, including 26,200 shares awarded to Mr. White.  No shares were issued under the plan during the year.  See Note 14 to the Financial Statements.

Director Fees

In 2007, each of Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael received a Board of Directors retainer fee at the annual rate of $27,500, and a fee of $2,750 for each meeting of the Board or a committee thereof which he or she attended.  Members of the Audit Committee (Messrs. Campbell, Hurlock and Lovejoy) were paid a retainer fee of $5,000 per year, and members of the Compensation Committee and Nominating and Governance Committee (Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael) were paid a retainer fee of $2,500 per year for service on each of those two Committees.  Mr. Lovejoy was also paid an additional retainer fee of $20,000 per year as chairman of the Audit and Compensation Committees, and Mr. Hurlock an additional retainer fee of $5,000 per year as chairman of the Nominating and Governance Committee.  All retainer fees were payable quarterly.

The foregoing fee arrangement for Mr. Hurlock applied until June 2007 when he became non-executive Chairman of the Board of the Company.  Since then he has received an all-inclusive retainer fee at the rate of $500,000 per year, payable quarterly, instead of the retainer and attendance fees described above.

In addition, Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael were paid additional fees through August 2007 (June 2007 in the case of Mr. Hurlock) for their extra time and effort in recruiting a new President and Chief Executive Officer of the Company, including the conduct of a worldwide search for candidates through an executive recruitment firm, in restructuring executive management of the Company following the retirement of Mr. James Sherwood from his executive duties in December 2006 and the resignation of Mr. Simon Sherwood as President and Chief Executive Officer submitted to the Company in February 2007, and in considering and responding to various strategic overtures to the Company.

In March 2007, the Company and Mr. James Sherwood entered into an agreement regarding his retirement from executive duties with OEH in December 2006, and his continuing as non-executive Chairman of the Board until the Company’s annual general meeting in June 2007 and thereafter as a non-executive director of the Company.  The agreement covered his compensation while he served as non-executive Chairman during the first six months of 2007 based on a continuation of his 2006 annual salary and bonus, and confirmed that after Mr. Sherwood retired as Chairman, he would receive the same annual Board retainer fee and per Board meeting attendance fees as the other directors described above.  In addition, the agreement requires the Company to provide office accommodation and secretarial services to Mr. Sherwood in OEH’s offices, and private medical cover for him and his wife under OEH’s employee health insurance, and to reimburse Mr. Sherwood up to $100,000 per year for his personal business expenses while he remains a non-executive director of the Company during the three-year period ending June 2010.

In September 2007, the Company and Mr. James Sherwood entered into another agreement under which he provides consultancy services to OEH for property acquisitions and guest relations under the supervision of the Company’s President and Chief Executive Officer, and is compensated for those services at $200,000 per year plus reimbursement of his reasonable business expenses incurred in providing the services.

Aggregate retainer, attendance and other director fees to Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy, Rafael and James Sherwood described above amounted to $2,202,000 in 2007.

See Item 13–Certain Relationships and Related Transactions, and Director Independence regarding other agreements between OEH and Mr. James Sherwood.

Mr. Hurlock may stay at OEH’s properties without charge, except for third-party provided services he uses during his visits.  The other directors are entitled to 75% discounts off the usual room rates and food and beverage prices for their personal visits at OEH’s properties.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s Board of Directors is composed of five non-executive directors.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company’s Board of Directors or its Compensation Committee.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

The following table contains information concerning the beneficial ownership of the Company’s Class A common shares and Class B common shares by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of either class of common shares.

Orient-Express Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company, which owns only Class B shares.  Under Bermuda law, the shares owned by Holdings are outstanding and may be voted.  In a strategic transaction involving OEH such as a takeover of the Company, this structure may assist in maximizing the value that the Company and its shareholders receive in the transaction.  Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Holdings represent Class B shares and the Class A shares into which those shares are convertible.

Voting and dispositive power with respect to the Class B shares owned by Holdings is exercised by its Board of Directors, who are Ms. Leith, Messrs. Campbell and James Sherwood, and two other persons who are not directors or officers of the Company.  Each of these persons may be deemed to share beneficial ownership of the Class B shares owned by Holdings for which he or she serves as a director, as well as the Class A shares into which those Class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares (1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		29.8%	100.0%

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (2) Mandlik House, Mandlik Road Mumbai 400 001, India	4,880,764	(7)	11.5%	—

Jumeirah Assets LLC et al. (3) c/o Dubai Holding Emirates Towers/Offices, Level 49 P.O. Box 73311 Dubai, United Arab Emirates	3,911,611	(7)	9.2%	—

SAC Capital Advisors LLC et al (4) 72 Cummings Point Road Stamford, Connecticut 06902	3,185,400	(7)	7.5%	—

D.E. Shaw & Co. LP et al. (5) 120 West 45th Street Tower 45, 39th Floor New York, New York 10036	2,431,218	(7)	5.7%	—

BlackRock Inc. (6) 40 East 52nd Street New York, New York 10022	2,206,313	(7)	5.2%	—

(1)                                  The percentage of Class A shares shown is based on 42,456,000 Class A shares outstanding on February 20, 2008, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

(2)                                  The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”) and its subsidiary Samsara Properties Ltd. relates only to Class A shares and is derived from their joint Schedule 13D report as amended as of December 19, 2007 and filed with the SEC on that date.  The report states that these companies have shared voting and dispositive power with respect to 4,880,764 Class A shares.

(3)                                  The information with respect to Jumeirah Assets LLC (“Jumeirah”) relates only to Class A shares and is derived from the joint Schedule 13D report as of October 18, 2007 and filed with the SEC on that date by Jumeirah, Dubai Holding Commercial Operations Group LLC, Dubai Holding LLC, and Mohammad Abdulla Ali Al Gergawi.  The report states that these companies and Mr. Gergawi have shared voting and dispositive power with respect to 3,911,611 Class A shares.

(4)                                  The information with respect to SAC Capital Advisors LLC (“SAC Capital Advisors”) relates only to Class A shares and is derived from the joint Schedule 13G report as of February 14, 2008 and filed with the SEC on February 15, 2008 by SAC Capital Advisors, SAC Capital Management LLC (“SAC Capital Management”), CR Intrinsic Investors LLC (“CR Intrinsic Investors”), CR Intrinsic Investments LLC

(“CR Intrinsic Investments”) and Steven A. Cohen.  The report states that (a) Mr. Cohen controls SAC Capital Advisors, SAC Capital Management and CR Intrinsic Investors, (b) CR Intrinsic Investments is a subsidiary of SAC Capital Associates LLC which has investment management agreements with SAC Capital Advisors and SAC Capital Management, (c) CR Intrinsic Investors has an investment management agreement with CR Intrinsic Investments, (d) SAC Capital Advisors and SAC Capital Management have shared voting and dispositive power with respect to 25,000 Class A shares, (e) CR Intrinsic Investors and CR Intrinsic Investments have shared voting and dispositive power with respect to  3,160,400 Class A shares, and (f) Mr. Cohen has shared voting and dispositive power with respect to 3,185,400 Class A shares.

(5)                                    The information with respect to D.E. Shaw & Co. LP (“D.E.Shaw”) relates only to Class A shares and is derived from the joint Schedule 13D report as of February 12, 2008 and filed with the SEC on February 13, 2008 by D.E. Shaw, D.E. Shaw Valence Portfolios LLC (“Valence”), D.E. Shaw Oculus Portfolios LLC (“Oculus”), D.E. Shaw & Co. LLC (“Shaw LLC”) and David E. Shaw.  The report states that (a) Mr. Shaw is President and sole shareholder of D.E. Shaw & Co. Inc. which is the general partner of D.E. Shaw which in turn is the managing member and investment adviser of Valence and the investment adviser of Oculus, (b) Mr. Shaw is President and sole shareholder of D.E. Shaw & Co. II Inc. which is the managing member of Shaw LLC which in turn is the managing member of Oculus, (c) D.E. Shaw and Mr. Shaw have shared voting and dispositive power with respect to 2,431,218 Class A shares, (d) Valence has shared voting and dispositive power with respect to 2,256,365 Class A shares, and (e) Oculus and Shaw LLC have shared voting and dispositive power with respect to 174,853 Class A shares including 31 Class A shares beneficially owned by D.E. Shaw Synoptic Portfolios 2 LLC.

(6)                                  The information with respect to BlackRock Inc. (“BlackRock”) relates only to Class A shares and is derived from its Schedule 13G report as of February 8, 2008 and filed with the SEC on that date.  The report states that (a) BlackRock is a parent holding company and an investment adviser, (b) certain subsidiaries of BlackRock (BlackRock Advisors LLC, BlackRock Capital Management Inc., BlackRock Financial Management Inc., BlackRock Investment Management LLC, BlackRock Japan Co. Ltd., and State Street Research & Management Co.) are investment advisers that hold Class A shares, and (c)

BlackRock has shared voting and dispositive power with respect to 2,206,313 Class A shares.

(7)                                  Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each current director and executive officer of the Company and by all directors and executive officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Campbell who shares voting and dispositive power with respect to his shares, Mr. Lovejoy who shares voting and dispositive power with respect to 200 shares, and Mr. James Sherwood who shares voting and dispositive power with respect to 10,300 shares.  Each individual’s holding is less than 1% of the Class A shares outstanding, other than Mr. Sherwood with 1.3%.  The group total includes 87,500 Class A shares covered by exercisable stock options held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans which, together with the other shares beneficially owned by directors and executive officers, represents 1.5% of Class A shares outstanding.

As noted above, certain of the directors of the Company may be deemed to share beneficial ownership of the Class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Filip J.M. Boyen	—
John D. Campbell	1,000
Roger V. Collins	—
Edwin S. Hetherington	1,000
James B. Hurlock	1,000
Pippa Isbell	650
Prudence M. Leith	—
J. Robert Lovejoy	5,200
Georg R. Rafael	—
Maurizio Saccani	—
James B. Sherwood	545,295
Nicholas R. Varian	600
Paul M. White	1,000
David C. Williams	—
All directors and executive officers as a group (14 persons) including 87,500 exercisable stock option shares	643,245

Voting Control of the Company

The following table lists the voting power held by the known beneficial owners of more than 5% of the outstanding Class A or Class B common shares of the Company and all directors and executive officers as a group.  The directors of the Company who are deemed to be beneficial owners solely because they are directors of Holdings are not listed individually but are included in the group.

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	81.0%
Indian Hotels et al.	4,880,764	—	2.2%
Jumeirah et al.	3,911,611	—	1.8%
SAC Capital Advisors et al.	3,185,400	—	1.4%
D.E. Shaw et al.	2,431,218	—	1.1%
BlackRock	2,206,313	—	1.0%
All directors and executive officers as a group (14 persons) including 87,500 exercisable stock option shares	643,245	18,044,478	81.2%

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

Holdings and the Company’s directors and executive officers hold in total approximately 31% in number of the outstanding Class A and Class B shares having approximately 81% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company’s shareholders.  Other shareholders, accordingly, hold approximately 69% in number of the outstanding common shares having about 19% of combined voting power in the Company.

Under Bermuda law, the Class B shares owned by Holdings (representing approximately 81% of the combined voting power) are outstanding and may be voted by that subsidiary.  The investment by Holdings in Class B shares and the manner in which Holdings votes those shares are determined by the Board of Directors of Holdings (three of whom are also directors of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary.  Holdings, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company’s shareholders.

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company’s Board of Directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company’s Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have anti-takeover effects.  See Note 13(c) to the Financial Statements.  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive apropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company’s Board of Directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

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

Mr. James Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment.  In 2007, the hotel paid Mr. Sherwood $217,000 for the use of his apartment.  Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and beverages free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment.  To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

Mr. James Sherwood owns Capannelle S.r.l., a wine estate in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale.  In 2007, the estate sold $55,000 of products to OEH hotels at prices the same as its public prices.

Capannelle and the Company’s subsidiary that owns the Villa San Michele near Florence, Italy have entered into an agreement under which Capannelle makes the main house and other parts of the wine estate available to short-stay guests provided by the hotel.  The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele.  In 2007, Capannelle earned $9,000 from this arrangement which continues on a year-to-year basis unless terminated by either party.

See also “Director Fees” in Item 11—Executive Compensation regarding other agreements between OEH and Mr. James Sherwood, and Note 20 to the Financial Statements (Item 8 above) regarding other related party transactions.

Director Independence

The six members of the Board of Directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from OEH’s management, the Board has reviewed the materiality of any relationship that each of the six directors of the Company has with OEH either directly or indirectly through another organization, including the fees and other compensation described under “Director Fees” in Item 11—Executive Compensation.  The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company’s Audit Committee, the SEC’s independence rules.  Based on this review, the Board has determined that Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors.  The Company’s Corporate Governance Guidelines are filed as a exhibit to this report and are available at OEH’s website www.orient-express.com.

ITEM 14.               Principal Accountant Fees and Services

The following table presents the fees of Deloitte & Touche LLP, OEH’s independent auditor, for audit and permitted non-audit services in 2007 and 2006:

	2007	2006

Audit fees	$2,072,000	$1,912,000
Audit-related fees	244,000	437,000
Tax fees	487,000	467,000
All other fees	—	—
Total	$2,803,000	$2,816,000

Audit services consist of work performed in connection with the audit of financial statements and the effectiveness of internal control over financial reporting for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were none provided in 2006 and 2007.

The Audit Committee of the Board of Directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2006 and 2007, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules

Page Number
1. Financial Statements

Reports of independent registered public accounting firm	65
Consolidated financial statements - years ended December 31, 2007, 2006 and 2005:
Balance sheets (December 31, 2007 and 2006)	69
Statements of operations	70
Statements of cash flows	71
Statements of shareholders’ equity	72
Notes to financial statements	73

2. Financial Statement Schedule

Schedule II – Valuation and qualifying accounts (years ended December 31, 2007, 2006 and 2005)	138

3. Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2007:
Allowance for doubtful accounts	$1,071,000	$291,000	$72,000	(2)	$142,000	(1)	$1,292,000

Year ended December 31, 2006:
Allowance for doubtful accounts	$921,000	$107,000	$87,000	(2)	$44,000	(1)	$1,071,000

Year ended December 31, 2005:
Allowance for doubtful accounts	$980,000	$126,000	$(105,000	)(2)	$80,000	(1)	$921,000

(1)          Bad debts written off, net of recoveries.

(2)          Foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 29, 2008

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Paul M. White
Paul M. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 29, 2008

Name	Title

/s/ John D. Campbell	Director
John D. Campbell

/s/ James B. Hurlock	Chairman and Director
James B. Hurlock

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Director
J. Robert Lovejoy

/s/ Georg R. Rafael	Director
Georg R. Rafael

/s/ James B. Sherwood	Director
James B. Sherwood

/s/ Paul M. White	President and Chief Executive
Paul M. White	Officer (and acting Chief Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1- 16017)	Memorandum of Association and Certificate of Incorporation of Orient- Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1- 16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee
4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Banca Nazionale del Lavoro S.p.A. acting as Lender and Barclays Bank PLC acting as Security Trustee

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis. The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

Exhibit No.	Incorporated by Reference to	Description

10.1	Exhibit 10.1 to Form S-1 Registration Statement No. 333-12030	Orient-Express Hotels Ltd. 2000 Stock Option Plan
10.2	Exhibit 10.1 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan
10.3	Exhibit 10.2 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan
10.4		Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan
10.5	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient- Express Hotels Ltd.
10.6	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment
10.8	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
10.9	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File 1-16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White

Exhibit No.	Incorporated by Reference to	Description

10.10	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Filip Boyen, Roger Collins, Pippa Isbell, Nicholas Varian and Martin O’Grady (dated November 15, 2007 for Mr. O’Grady)

10.11	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Edwin Hetherington and David Williams
11		Statement of computation of per share earnings
12		Statement of computation of Ratios
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient- Express Hotels Ltd.
23		Consent of Deloitte & Touche LLP relating to Form S-8 Registration Statements No. 333-58298, No. 333- 129152 and 333-147448
31		Rule 13a-14(a)/15d-14(a) Certification
32		Section 1350 Certification
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient- Express Hotels Ltd.