Form 10-Q
period 2008-03-31
ORIENT EXPRESS HOTELS LTD
filed 2008-05-12
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number   1-16017

ORIENT-EXPRESS HOTELS LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0223493
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

22 Victoria Street
P.O. Box HM 1179
Hamilton HMEX, Bermuda
(Address of principal executive offices)	(Zip Code)

441-295-2244

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2008, 42,469,500 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and cash equivalents	$95,896	$90,565
Restricted cash	6,419	3,800
Accounts receivable, net of allowances of $1,334 and $1,292	70,529	62,847
Due from related parties	30,195	30,406
Prepaid expenses and other	22,412	16,115
Inventories	48,688	45,756
Assets of discontinued operations held for sale	58,662	54,417
Real estate assets	67,712	57,157
Total current assets	400,513	361,063

Property, plant and equipment, net of accumulated depreciation of $260,759 and $246,240	1,317,040	1,273,956
Investments	150,286	147,539
Goodwill	137,123	133,497
Other intangible assets	21,805	21,660
Other assets	49,836	50,722
	$2,076,603	$1,988,437
Liabilities and Shareholders’ Equity
Working capital facilities	$71,150	$64,419
Accounts payable	31,698	30,132
Due to related parties	447	—
Accrued liabilities	67,102	62,246
Deferred revenue	54,005	35,545
Liabilities of discontinued operations held for sale	5,426	5,619
Current portion of long-term debt and capital leases	171,509	127,795
Total current liabilities	401,337	325,756

Long-term debt and obligations under capital leases	676,741	658,615
Liability for pension benefit	6,935	6,935
Other liabilities	1,379	3,709
Deferred income taxes	116,136	119,112
Liability for uncertain tax positions	25,678	24,025
	1,228,206	1,138,152
Commitments and contingencies
Minority interest	1,977	1,754

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued — 42,467,000 (2007 — 42,456,000)	424	424
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2007 — 18,044,478)	181	181
Additional paid-in capital	516,233	515,307
Retained earnings	296,970	302,369
Accumulated other comprehensive income	32,793	30,431
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	846,420	848,531
	$2,076,603	$1,988,437

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2008	2007
	(Dollars in thousands, except per share amounts)

Revenue	$114,680	$94,169

Expenses:
Depreciation and amortization	10,284	8,775
Operating	59,693	48,112
Selling, general and administrative	43,818	34,373
Total expenses	113,795	91,260

Earnings from operations	885	2,909

Interest expense, net	(12,929)	(10,538)
Foreign currency, net	2,045	102
Net finance costs	(10,884)	(10,436)

Losses before income taxes and earnings from unconsolidated companies	(9,999)	(7,527)

Benefit from income taxes	3,557	2,728

Losses before earnings from unconsolidated companies	(6,442)	(4,799)

Earnings from unconsolidated companies, net of tax	4,067	2,303

Net losses from continuing operations	(2,375)	(2,496)

Losses from discontinued operations, net of tax	(1,963)	(1,185)

Net losses	$(4,338)	$(3,681)
Net losses per shares, basic and diluted:
Net losses from continuing operations	$(0.06)	$(0.06)
Net losses from discontinued operations	(0.04)	(0.03)
Net losses	$(0.10)	$(0.09)

Dividends per share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(2,375)	$(2,496)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	10,284	8,775
Amortization and write-off of finance costs	871	718
Undistributed earnings of affiliates	(2,244)	(694)
Stock-based compensation	838	372
Change in deferred tax	(5,859)	(5,143)
Losses from disposals of fixed assets	54	114
Other non-cash items	(87)	965
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(16,002)	(9,605)
Increase in inventories	(1,728)	(2,039)
Increase in real estate assets held for sale	(8,358)	(3,875)
Increase in payables, accrued liabilities and deferred revenue	21,582	11,203
Dividends received from unconsolidated companies	3,780	—

Total adjustments	3,131	791

Net cash provided by/(used in) operating activities from continuing operations	756	(1,705)
Net cash used in operating activities from discontinued operations	(1,702)	(892)

Net cash used in operating activities	(946)	(2,597)

Cash flows from investing activities:
Capital expenditures	(20,790)	(26,658)
Acquisitions and investments, net of cash acquired	(2,099)	(4,466)
Increase in restricted cash	(2,619)	—
Proceeds from sale of fixed assets	—	405

Net cash used in investing activities from continuing operations	(25,508)	(30,719)
Net cash used in investing activities from discontinued operations	(364)	(495)

Net cash used in investing activities	(25,872)	(31,214)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	42,455	19,581
Stock options exercised	88	1,769
Issuance of long-term debt	117	123
Principal payments under long-term debt	(9,229)	(6,530)
Payment of common share dividends	(1,061)	(1,056)

Net cash provided by financing activities	32,370	13,887

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Three months ended March 31,	2008	2007
	(Dollars in thousands)
Effect of exchange rate changes on cash and cash equivalents	(295)	79

Net increase/(decrease) in cash and cash equivalents	5,257	(19,845)

Cash and cash equivalents at beginning of period (includes $360 (2008), $1,422 (2007) of discontinued operations cash)	90,925	79,318

Cash and cash equivalents at end of period (includes $286 (2008), $151 (2007) of discontinued operations cash)	$96,182	$59,473

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/(Loss)

Balance, January 1, 2007	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)
FIN48 liabilities	—	—	—	—	(28,820)	—	—
Stock-based compensation	—	—	—	372	—	—	—
Stock options exercised	—	1	—	1,768	—	—	—
Dividends on common shares	—	—	—	—	(1,056)	—	—
Comprehensive loss:
Net losses	—	—	—	—	(3,681)	—	—	$(3,681)
Other comprehensive income	—	—	—	—	—	552	—	552
								$(3,129)
Balance, March 31, 2007	$—	$423	$181	$511,902	$268,228	$(4,421)	$(181)

Balance, January 1, 2008	$—	$424	$181	$515,307	$302,369 *	$30,431	$(181)
Stock-based compensation	—	—	—	838	—	—	—
Stock options exercised	—	—	—	88	—	—	—
Dividends on common shares	—	—	—	—	(1,061)	—	—
Comprehensive loss:
Net losses	—	—	—	—	(4,338)	—	—	$(4,338)
Other comprehensive income	—	—	—	—	—	2,362	—	2,362
								$(1,976)
Balance, March 31, 2008	$—	$424	$181	$516,233	$296,970	$32,793	$(181)

*          This amount differs from $304,412 shown in the 2007 SEC Form 10-K annual report due to the correction of a typographical error.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.              Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

(a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and  Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements.  Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  See Note 1 to the consolidated financial statements in the 2007 Form 10-K for additional information regarding significant accounting policies.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year except for the presentation of restricted cash and the implementation of accounting for performance share awards and SFAS No. 157 in the three months ended March 31, 2008.

Restricted cash

In the statements of condensed consolidated cash flows for the three months ended March 31, 2008, changes in restricted cash balances have been reclassified from operating activities to investing activities.  There were no changes in restricted cash balances in the three months ended March 31, 2007.

Performance share awards accounting policy

Under its 2007 performance share plan, the Company granted share-based payment awards with performance and market conditions to certain employees during the three months ended March 31, 2008.

The fair value of the awards at the grant date is determined using the Monte Carlo model.  For awards with market conditions, the conditions are incorporated into the calculations, and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

Share-based compensation expense for the awards determined as described above is recognized in earnings on a straight-line basis over the requisite service periods of the awards.  The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period of the award.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which (i) applies to certain assets and liabilities that are being measured and reported on a fair value basis, (ii) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements, and (iii) enables the reader of the financial statements to assess the inputs to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, namely quoted market prices in active markets for identical assets or liabilities (Level 1), observable market-based inputs or unobservable inputs that are corroborated by market data (Level 2), and unobservable inputs that are not corroborated by market data (Level 3).

The Company adopted SFAS No. 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2 described below.  The following table summarizes the valuation of OEH’s assets and liabilities by the SFAS No. 157 fair value hierarchy at March 31, 2008 (dollars in thousands):

	March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$764	$—	$764
Total assets	$—	$764	$—	$764

Liabilities at fair value:
Derivative financial instruments	$—	$2,141	$—	$2,141
Total liabilities	$—	$2,141	$—	$2,141

The fair value of OEH’s derivative financial instruments is computed based on a market approach using information generated by market transactions involving comparable instruments.

In February 2008, the FASB issued proposed FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.

(b) Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

Three months ended March 31,	2008	2007

Basic	42,466	42,256
Effect of dilution	164	279
Diluted	42,630	42,535

For the three months ended March 31, 2008 and 2007, the anti-dilutive effect of stock options on 13,343 and 942 class A common shares, respectively, was excluded from the computation of diluted losses per share.

(c)  Dividends

On January 4, 2008, the Company declared a dividend of $0.025 per common share payable February 5, 2008 to shareholders of record January 22, 2008.

(d)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $3,004,000 and $2,794,000 for the three months ended March 31, 2008 and 2007, respectively.

2.              Discontinued operations

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as a discontinued operation for all the interim periods presented.

Summarized operating results of the hotel are as follows (dollars in thousands):

Three months ended March 31,	2008	2007

Revenue	$1,611	$1,757
(Loss) from discontinued operations	$(1,963)	$(1,185)
Impairment loss	—	—
Net (loss) from discontinued operations	$(1,963)	$(1,185)

Due to an increase in competition and other market factors, operating profits and cash flows of the Bora Bora Lagoon Resort were lower than expected in 2007 and previous years, which gave rise to an impairment of goodwill and long-lived assets in the amount of $3,891,000 and $10,101,000, respectively recorded in the quarter ended December 31, 2007.  The fair value of the investment was estimated by management using a bid price offered for the business and considering other market factors.  The impaired book value remained the same as at March 31, 2008.

Assets and liabilities of the hotel have been classified as held for sale and consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007

Current assets	$2,979	$3,686
Other assets	3,118	3,121
Property, plant and equipment, net of depreciation	49,586	45,091
Goodwill	2,979	2,519
Total assets held for sale	$58,662	$54,417
Liabilities held for sale	$(5,426)	$(5,619)

3.     Acquisitions

Casa de Sierra Nevada minority interest

On March 7, 2008, OEH agreed to accelerate the purchase of the 20% minority interest in Casa de Sierra Nevada it did not own for a cash consideration of $2,329,000.  Following guidance in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-4, “Majority owner’s accounting for a transaction in the shares of a consolidated subsidiary and a derivative indexed to the minority interest in that subsidiary”, deferred consideration of $2,330,000, which had been recorded on the original acquisition of 80% was cleared and the difference of $1,000 between the final settlement and original forward contract value was recorded in earnings as interest income.

La Samanna spa

On March 14, 2008, the subsidiary of OEH that owns La Samanna agreed to terminate the existing lease with the third party operator of the spa on the hotel’s premises and to transfer the employees, equipment and other assets of the spa to La Samanna effective April 1, 2008 for a cash consideration of $650,000.

The following table summarizes the preliminary fair values of the assets acquired at the date of acquisition (dollars in thousands):

April 1, 2008

Inventory	$10
Property, plant and equipment	10
Goodwill	630
Other intangible assets	—
Total assets acquired	650
Total liabilities assumed	—
Net assets acquired	$650

Cash consideration	$650

Equipment of the spa has been fair valued based on the estimated replacement cost.  Goodwill of $630,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.  This acquisition enabled OEH to take control of the spa operation and receive 100% of operating revenues that the business is expected to generate in future years, which contributed to the purchase price and resulted in goodwill.

The acquisition of the spa has been accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations”.  The results of the operation have been included in the consolidated financial statements of OEH from March 14, 2008.

The proforma results of operations data presented below assume that the spa acquisition had been made at the beginning of 2007.  The proforma data are presented for informational purposes only and are not necessarily indicative of the results of future operations, nor of the actual results that would have been achieved had the acquisition taken place at the beginning of 2007 (dollars in thousands, except per share amounts):

Three months ended March 31,	2008	2007

Revenue	$114,912	$94,394
Net losses	$(4,340)	(3,682)
Earnings per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

4.              Investments

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007

Current assets	$54,758	$60,890
Property, plant and equipment, net	373,074	358,708
Other assets	54,358	51,376
Total assets	$482,190	$470,974

Current liabilities	$50,377	$48,710
Long-term debt	253,434	246,420
Other liabilities	100,827	97,663
Total shareholders’ equity	77,552	78,181
Total liabilities and shareholders’ equity	$482,190	$470,974

Three months ended March 31,	2008	2007

Revenue	$50,080	$41,837
Earnings from operations before net finance costs	$10,386	$6,725
Net earnings/(losses)	$2,369	$(514)

5.              Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Land and buildings	$1,115,365	$1,074,059
Machinery and equipment	214,037	205,873
Fixtures, fittings and office equipment	228,654	220,664
River cruiseship and canalboats	19,743	19,600
	1,577,799	1,520,196
Less: accumulated depreciation	(260,759)	(246,240)
	$1,317,040	$1,273,956

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Freehold and leased land and buildings	$19,098	$17,948
Machinery and equipment	2,670	2,573
Fixtures, fittings and office equipment	1,747	1,654
	23,515	22,175
Less: accumulated depreciation	(3,225)	(2,953)
	$20,290	$19,222

6.              Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2008	$124,909	$8,588	$133,497
Goodwill acquired during the year/(prior year estimates adjusted)	630	—	630
Foreign currency translation adjustment	3,003	(7)	2,996
Balance as at March 31, 2008	$128,542	$8,581	$137,123

7.              Other intangible assets

(Dollars in thousands)

	March 31, 2008
Amortized intangible assets	Carrying amount	Accumulated amortization

Favorable lease	$13,150	$(610)
Internet sites	2,066	(166)
Total	$15,216	$(776)

Unamortized intangible assets
Tradename	$7,365

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended March 31, 2008 was $137,000 (2007 – $70,000).  Estimated amortization expense for each of the years ended December 31, 2008 to December 31, 2012 is $548,000.

8.              Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.82% and 6.34%, respectively, primarily based on LIBOR	$832,044	$767,916
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 7.48% at December 31, 2007 based on LIBOR	—	2,500
Obligations under capital lease	16,206	15,994
	848,250	786,410
Less: current portion	171,509	127,795
	$676,741	$658,615

The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants.  At March 31, 2008, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated €190,000,000 loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2008 (dollars in thousands):

Year ending December 31,

2009	$22,363
2010	51,976
2011	418,793
2012	93,187
2013 and thereafter	90,422
$676,741

9.              Other liabilities

Other liabilities are $1,379,000 of deferred consideration in respect of the acquisition of land next to Maroma Resort and Spa after discounting to present value.

10.       Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax benefit for the three months ended March 31, 2008 of $3,557,000, compared to a benefit of $2,728,000 for the corresponding period in 2007. OEH’s current tax cost for the three months ended March 31, 2008 is $2,261,000, compared to a cost of $2,479,000 in 2007.

OEH’s tax benefit for the three months ended March 31, 2008 included a tax charge of $286,000 in respect of the provision under FASB interpretation No. 48, “Accounting for Uncertainty of Income Taxes” (FIN 48), of which $253,000 relates to interest and penalty costs associated with the uncertain tax positions.  OEH’s tax benefit of $2,728,000 for the three months ended March 31, 2007 included a tax charge of $232,000 in respect of the FIN 48 provision, including a charge of $116,000 that related to the potential interest and penalty costs.

As at March 31, 2008, OEH had recognized a $25,678,000 (December 31, 2007 – $24,025,000) provision in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by about $10,000,000 to $18,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated subsidiaries are reported net of tax in the statements of condensed consolidated operations.  The tax provision applicable to these unconsolidated subsidiaries in the three months ended March 31, 2008 is $1,181,000, compared to a provision of $1,186,000 in the corresponding period in 2007.

11.       Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended March 31,	2008	2007

Service cost	$—	$—
Interest cost	310	284
Expected return on plan assets	(295)	(262)
Amortization of net loss	120	137
Net periodic benefit cost	$135	$159

As reported in Note 10 to the financial statements in the Company’s 2007 Form 10-K annual report, OEH expected to contribute $1,385,000 to its defined benefit pension plan in 2008.  As of March 31, 2008, $344,000 of contributions had been made.  OEH anticipates contributing an additional $1,041,000 to fund its pension plans in 2008 for a total of $1,385,000.

12.       Supplemental cash flow information

                        (Dollars in thousands)

Three months ended March 31,	2008	2007

Cash paid for:
Interest	$12,626	$10,695
Income taxes	$5,070	$2,479

In conjunction with acquisitions (see Note 3) liabilities were assumed as follows (dollars in thousands):

Three months ended March 31,	2008	2007

Fair value of assets acquired	$650	$459
Cash paid	(650)	(376)
Liabilities assumed	$—	$83

Restricted cash

Cash received for residential condominium purchases at Cupecoy Yacht Club in St. Martin is held in escrow until the next phase of construction, when the cash is released into OEH’s current bank account.  At March 31, 2008, this escrow account balance amounted to $6,419,000 (December 31, 2007 - $3,800,000) and is presented as restricted cash.

13.       Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	March 31, 2008	December 31, 2007
Foreign currency translation adjustments	$43,296	$38,191
Derivative financial instruments	(2,013)	730
Additional minimum pension liability, net of tax	(8,490)	(8,490)
	$32,793	$30,431

The components of comprehensive loss are as follows (dollars in thousands):

Three months ended March 31,	2008	2007

Net losses on common shares	$(4,338)	$(3,681)
Foreign currency translation adjustments	5,105	59
Change in fair value of derivatives	(2,743)	493
Comprehensive loss	$(1,976)	$(3,129)

14.       Commitments

Outstanding contracts to purchase fixed assets were approximately $99,452,000 at March 31, 2008 (December 31, 2007 – $102,361,000).

15.       Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2007 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants,  (ii) tourist trains and cruises, and (iii) real estate and property development.  Segment performance is evaluated based upon segment net earnings before interest, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

Three months ended March 31,	2008	2007
Revenue:
Hotels and restaurants
Owned hotels – Europe	$27,139	$21,115
– North America	26,670	23,138
– Rest of world	40,767	32,888
Hotel management/part ownership interests	2,501	2,374
Restaurants	4,866	5,295
	101,943	84,810
Tourist trains and cruises	8,654	9,359
Real estate	4,083	—
	$114,680	$94,169

Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$4,686	$3,719
– North America	1,894	1,743
– Rest of world	2,350	2,269
Restaurants	279	229
	9,209	7,960
Tourist trains and cruises	1,075	815
	$10,284	$8,775

Segment EBITDA:
Owned hotels – Europe	$(3,744)	$(3,555)
– North America	7,300	6,120
– Rest of world	12,747	12,084
Hotel management/part ownership interests	5,218	4,647
Restaurants	649	868
Tourist trains and cruises	1,543	1,148
Real estate	(497)	(458)
Central overheads	(6,799)	(5,681)
	$16,417	$15,173

Three months ended March 31,	2008	2007
Segment EBITDA/net losses reconciliation:
Segment EBITDA	$16,417	$15,173
Less:
Depreciation and amortization	10,284	8,775
Interest expense, net	12,929	10,538
Foreign currency, net	(2,045)	(102)
Benefit from income taxes	(3,557)	(2,728)
Share of provision for income taxes of unconsolidated companies	1,181	1,186
Losses from continuing operations	$(2,375)	$(2,496)

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$2,734	$1,500
Tourist trains and cruises	1,333	803
	$4,067	$2,303

Capital expenditure:
Owned hotels	– Europe	$9,867	$10,815
	– North America	5,106	9,133
	– Rest of world	2,295	3,554
Restaurants		55	152
Tourist trains and cruises		2,093	1,011
Real estate		1,374	1,993
		$20,790	$26,658

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2008	2007
Revenue:
Europe	$33,234	$27,838
North America	36,691	29,388
Rest of world	44,755	36,943
	$114,680	$94,169

16.       Share-based awards with performance/market criteria

On March 3, 2008, the Company granted to nine employees share-based awards with performance and market conditions covering a total of 29,765 class A common shares under its 2007 performance share plan.  The shares will be issued after three years from the grant date upon payment of a nominal amount, provided performance and market criteria set forth in the awards are met.  All of these awards were outstanding at March 31, 2008.

Half of each award is subject to performance criteria based on OEH’s earnings before tax for the year ending December 31, 2010, and the other half of each award is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

When the shares are issued under the awards, the grantees are also entitled to receive a cash equivalent of the dividends, if any, that would have been paid on the class A common shares during the period between the grant date and the share issue date.

The fair value of the awards with performance and market conditions granted in the three months ended March 31, 2008 was $568,000 (2007 - $nil). The weighted-average grant date fair value of the performance-based part of the awards was $51.95 per share and of the market-based part of the awards $31.60 per share.  The assumptions used in the Monte Carlo valuation model were:

Expected share price volatility	33.1%
Risk-free interest rate	1.76%
Expected annual dividends per share	$0.10
Expected life of awards	3 years

Expected volatility is based on historical volatility of the Company’s class A common share price and other factors.  The term of awards represents the period of time they are expected to be outstanding, based on historical data.  The risk-free rate for periods within the contractual life of the awards is based on the U.S. Treasury yield curve in effect at the time of grant.

17.       Derivative financial instruments

OEH is exposed to interest rate risk on its floating rate debt, and in September 2006 it entered into interest rate swap agreements for the notional amounts of €75,000,000 ($95,000,000) and €24,700,000 ($31,000,000) that limit the exposure to a fixed rate level.  Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge and, therefore, changes in the fair value of this swap of $410,000 were recorded as an interest expense for the period.

The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective December 31, 2006.  This swap is expected to be, and has been, highly effective in offsetting exposures from fluctuations in debt interest rates.  The $1,715,000 of the movement in the fair value of the swap has, therefore, been recorded as a loss in other comprehensive income, with an amount of $125,000 deemed ineffective, and recognized as a loss in earnings for the period.

In October 2007, OEH entered into interest rate swap agreements for the notional amounts of $10,000,000 and $20,000,000 that limit the exposure from interest rate fluctuations of a U.S. dollar debt to a fixed rate level.  The swaps have been designated and have qualified as cash flow hedges of the floating rate debt effective since October 18, 2007.  These swaps are expected to be, and have been, highly effective.  The $1,119,000 of the movement in the fair value of the swaps has, therefore, been recorded as a loss in other comprehensive income.

Of the existing gains at March 31, 2008, approximately $1,300,000 will be reclassified into earnings in the next 12 months, assuming no further changes in fair value of the contracts.

At March 31, 2008 and December 31, 2007, the fair values of the outstanding Euro interest rate swaps were accounted for as other non-current assets at $764,000 and $2,833,000, respectively, and the fair values of the outstanding U.S. dollar interest rate swaps were accounted for as accrued liabilities at $2,141,000 and $1,022,000, respectively.

18.       Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due by OEH to Eastern and Oriental Express Ltd. at March 31, 2008 was $447,000.  The amount due to OEH by Eastern and Oriental Express Ltd. at December 31, 2007 was $1,330,000.

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended March 31, 2008, OEH earned $1,204,000 (2007 - $1,351,000) in management fees which are recorded in revenue, and $3,004,000 (2007 - $2,794,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  These loans have an indefinite maturity period.  The amount due to OEH from Charleston Place Hotel at March 31, 2008 was $17,516,000 (December 31, 2007 - $19,749,000).

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended March 31, 2008, OEH earned management and guarantee fees of $1,712,000 (2007 - $1,329,000) and loan interest of $16,000 (2007 - $16,000) which are recorded in revenue.   At March 31, 2008, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest also at a spread over LIBOR.  The amount due to OEH from its joint venture Peruvian operations at March 31, 2008 was $6,878,000 (December 31, 2007 - $6,277,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended March 31, 2008, OEH earned $346,000 (2007 - $233,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz, Madrid, at March 31, 2008 was $5,358,000 (December 31, 2007 - $2,624,000).

James Sherwood, a director of the Company, has a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs.

19.       Subsequent events

In April 2008, OEH entered into six new interest rate swap agreements to reduce exposure to the interest rate fluctuations on its U.S. dollar floating rate indebtedness.  The interest rate swaps have been provided by various banks covering indebtedness secured by the Copacabana Palace Hotel, Keswick Hall, Windsor Court Hotel, Grand Hotel Europe, La Samanna and Mount Nelson Hotel with the total nominal amount hedged of $151,283,000.  The interest rates were fixed at the level ranging between 3.43% and 3.95% for a term of three to five years.

Also in April 2008, the Company renewed a $47,000,000 term loan secured on the Windsor Court Hotel for a further five years.

ITEM 2.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months Ended March 31, 2008 Compared to

Three months Ended March 31, 2007

OEH’s operating results for the three months ended March 31, 2008 and 2007, expressed as a percentage of revenue, were as follows:

Three months ended March 31,	2008	2007
	%	%
Revenue
Hotels and restaurants	89	90
Tourist trains and cruises	7	10
Real estate	4	0
	100	100
Expenses
Depreciation and amortization	9	9
Operating	52	51
Selling, general and administrative	38	37
Net finance costs	9	11
Losses before income taxes	(8)	(8)
Benefit from income taxes	3	3
Earnings from unconsolidated companies	3	2
Net losses from continuing operations	(2)	(3)
Net Losses from discontinued operations, net of tax	(2)	(1)
Net losses as a percentage of revenue	(4)	(4)

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended March 31, 2008 and 2007 are analyzed as follows (dollars in millions):

Three months ended March 31,	2008	2007
Segment EBITDA:
Owned hotels:
Europe	$(3.7)	$(3.6)
North America	7.3	6.1
Rest of the World	12.7	12.1
Hotel management interests	5.2	4.6
Restaurants	0.6	0.9
Tourist trains and cruises	1.5	1.1
Real estate	(0.4)	(0.4)
Central overheads	(6.8)	(5.6)
Total segment EBITDA	$16.4	$15.2

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended March 31,	2008	2007
Net losses	$(4.3)	$(3.7)
Add:
Depreciation and amortization	10.3	8.8
Net finance costs	10.9	10.4
Benefit from income taxes	(3.6)	(2.7)
Loss from discontinued operations, net of tax	1.9	1.2
Share of provision for income taxes of unconsolidated companies	1.2	1.2
Segment EBITDA	$16.4	$15.2

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

Operating information for OEH’s owned hotels for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007

Average Daily Rate (in dollars)
Europe	464	398
North America	470	438
Rest of the world	296	280
Worldwide	372	345

Rooms Available (in thousands)
Europe	64	63
North America	57	55
Rest of the world	123	104
Worldwide	244	222

Rooms Sold (in thousands)
Europe	27	26
North America	38	36
Rest of the world	82	71
Worldwide	147	133

Occupancy (percentage)
Europe	43	30
North America	67	64
Rest of the world	67	68
Worldwide	61	59

RevPAR (in dollars)
Europe	201	157
North America	314	280
Rest of the world	198	191
Worldwide	226	204
			Change %
Same Store RevPAR (in dollars)			Dollars	Local Currency
Europe	178	137	30%	16%
North America	319	285	12%	12%
Rest of the world	212	191	11%	10%
Worldwide	231	202	14%	12%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the rooms revenue divided by the number of available rooms for each night of operation.  Occupancy is the number of rooms sold divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.  The same store data excludes the following operations:

Hotel Cipriani	Hotel Splendido
Villa San Michele	Hotel Caruso Belvedere
Hôtel de la Cité	La Residencia
El Encanto	Le Manoir aux Quat’Saisons
Casa de Sierra Nevada	Hotel das Cataratas

Overview

The net loss for the period was $4.3 million ($0.10 per common share) on revenue of $114.7 million, compared with a net loss of $3.7 million ($0.09 per common share) on revenue of $94.2 million in the prior year first quarter.  The first quarter is a traditional loss-making period because a number of OEH’s properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate for most of the quarter and tourist arrivals are low in locations with poor winter weather.

Revenue

Three months ended March 31,	2008	2007
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$27,139	$21,115
North America	26,670	23,138
Rest of the world	40,767	32,888
Hotel management/part ownership interests	2,501	2,374
Restaurants	4,866	5,295
	101,943	84,810
Tourist trains and cruises	8,654	9,359
Real estate	4,083	—
	$114,680	$94,169

Total revenue increased by $20.5 million, or 22%, from $94.2 million in the three months ended March 31, 2007 to $114.7 million in the three months ended March 31, 2008.  Hotels and restaurants revenue increased by $17.1 million, or 20%, from $84.8 million in the three months ended March 31, 2007 to $101.9 million in the three months ended March 31, 2008.  Tourist trains and cruises revenue decreased by $0.7 million, or 7%, from $9.4 million for the three months ended March 31, 2007 to $8.7 million for the three months ended March 31, 2008.  Real estate revenues for the three months ended March 31, 2008 were $4.1 million.  There were no real estate revenues for the three months ended March 31, 2007.

The increase in hotel revenue was due primarily to increased room rates across the group, and additional occupancy, particularly in March as a result of Easter falling in the month, rather than in April, as in the prior year.  The increase in hotel revenue also reflects the impact of foreign currency appreciation in Europe and the Rest of the World region and an increase in non-rooms revenue.

The revenue from restaurants decreased by $0.4 million, or 8%, from $5.3 million in the three months ended March 31, 2007 to $4.9 million for the three months ended March 31, 2008.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 14% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Measured in local currencies this increase was 12%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Three months ended March 31,	2008	2007

Average daily rate (in dollars)	464	398
Rooms available (in thousands)	64	63
Rooms sold (in thousands)	27	26
Occupancy (percentage)	43	39
RevPAR (in dollars)	201	157
Same store RevPAR (in dollars)	178	137

Revenue increased by $6.0 million, or 28%, from $21.1 million for the three months ended March 31, 2007 to $27.1 million for the three months ended March 31, 2008.  The Grand Hotel Europe revenues grew by $3.2 million, or 53%, to $9.5 million, driven by average rate improvements of 13% coupled with an increase in occupancy of 32% compared with the prior year.  Revenue at Reids Palace Hotel, Madeira, grew by $1.4 million, or 27%, to $6.5 million, due to an increase in room rates.  Revenue at La Residencia, Mallorca, increased by $0.6 million.  Revenue at La Manoir aux Quat’ Saisons grew by $0.4 million, or 9%, to $4.9 million.  Revenue improvement at the remaining European hotels was due to a combination of average rate and occupancy improvements.

The continued strengthening of the Euro was responsible for 40% of the revenue growth.  Had exchange rates in the three months ended March 31, 2008 been the same as in the prior year period, average rate and occupancy improvements would have caused revenue to increase by $3.6 million, to $24.7 million in 2008.  Exchange rate movements were responsible for the other $2.4 million of the revenue growth in the three months ended March 31, 2008.

On a same store basis, RevPAR in local currency increased by 16%, and in U.S. dollars this translated into an increase of 30%.

North America

Three months ended March 31,	2008	2007

Average daily rate (in dollars)	470	398
Rooms available (in thousands)	57	55
Rooms sold (in thousands)	38	36
Occupancy (percentage)	67	65
RevPAR (in dollars)	314	280
Same store RevPAR (in dollars)	319	285

Revenue increased by $3.5 million, or 15%, from $23.2 million in the three months ended March 31, 2007 to $26.7 million in the three months ended March 31, 2008.  Revenues at La Samanna, St Martin and Maroma Resort and Spa, Mexico, increased by $1.0 million and $1.3 million, to $9.0 million and $6.2 million, respectively, due to average room rate improvements and additional occupancy at both hotels.  Revenue at the Inn at Perry Cabin, Maryland, increased by $0.4 million, or 33%, following the opening of the hotel’s Linden Spa in July 2007 together with additional occupancy.  Revenue at Casa de Sierra Nevada, Mexico, increased by $0.4 million, to $0.8 million.  Part of the hotel was closed for renovation during the period ended March 31, 2007.

On a same store basis, RevPAR increased by 12% which was driven mostly by rate.  Average occupancy across all of the North American properties was 67% compared to 64% in the same period in 2007.

Rest of the World

Three months ended March 31,	2008	2007

Average daily rate (in dollars)	296	280
Rooms available (in thousands)	123	104
Rooms sold (in thousands)	82	71
Occupancy (percentage)	67	67
RevPAR (in dollars)	198	191
Same store RevPAR (in dollars)	212	191

Revenue increased by $7.9 million, or 24%, from $32.9 million in the three months ended March 31, 2007 to $40.8 million in the three months ended March 31, 2008.  Revenues at the Copacabana Palace, Brazil increased by $1.3 million, to $12.2 million primarily because of the effect of exchange rate movements.  Exchange rate movements across the region were responsible for $2.9 million of the revenue improvements and average rate growth generated additional revenue of $1.7 million.  Revenues at Hotel das Cataratas, Brazil, which OEH started to operate on October 1, 2007, were $3.3 million.  OEH’s six Asian hotels collectively increased revenues by $1.2 million, or 28%, to $5.3 million, due to higher occupancy and average rate improvements.  Southern Africa revenues increased by $1.1 million, or 10%, of which $1.5 million was due to average rate increases and increased occupancy, was offset by a negative exchange rate impact of $0.4 million.  Revenues at OEH’s two Australian properties increased by $0.7 million, or 13%, to $6.2 million, primarily as a result of exchange rate.

The RevPAR on a same store basis for the Rest of the World region increased by 10% in local currencies in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  This translates to an 11% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests.  Revenue increased by $0.1 million, or 5%, from $2.4 million in the three months ended March 31, 2007 to $2.5 million in the three months ended March 31, 2008, primarily due to increased revenues earned from the managed hotels in Peru, up by $0.1 million.

Restaurants:  Revenue decreased by $0.4 million, or 8%, from $5.3 million in the three months ended March 31, 2007 to $4.9 million in the three months ended March 31, 2008.  Revenues at ‘21’ Club fell by $0.4 million due to a reduced volume of corporate customers, although the average check was almost in line with the prior year.

Trains and Cruises.  Revenue decreased by $0.7 million, or 7%, from $9.4 million in the three months ended March 31, 2007 to $8.7 million in the three months ended March 31, 2008. Revenues for the Road to Mandalay river cruiseship, in Myanmar, fell by $0.6 million, from $2.3 million to $1.7 million, following the civil unrest in that country in 2007.  In the three months ended March 31, 2007, management fees of $0.5 million were derived from the Afloat in France joint venture that was subsequently acquired by OEH later in 2007.  There is no equivalent management fee income in the current year.  Venice Simplon-Orient-Express revenues increased by $0.8 million from $1.1 million in the three months ended March 31, 2007 to $1.9 million in the three months ended March 31, 2008, as a result of running two additional services in the current year.  Fewer day train services were operated in the United Kingdom in the three months ended March 31, 2008, resulting in a revenue decrease of $0.6 million compared with the same period in the prior year.

Real Estate:  Revenue in the three months ended March 31, 2008 was $4.1 million, including $3.7 million in respect of the Cupecoy Yacht Club development and $0.4 million of sales recorded at Keswick Hall.  There were no revenues in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $1.5 million, or 17%, from $8.8 million in the three months ended March 31, 2007 to $10.3 million in the three months ended March 31, 2008, primarily due to the effect of capital expenditures incurred during 2007, and the impact of exchange rate movements, particularly in respect of the operations of hotels and trains and cruises outside North America where the functional currency is either Euros or British pounds.

Operating expenses

Operating expenses increased by $11.6 million, or 24%, from $48.1 million in the three months ended March 31, 2007 to $59.7 million in the three months ended March 31, 2008.  As a percentage of revenue, operating expenses increased from 51% of revenue for the three months ended March 31, 2007 to 52% of revenue for the three months ended march 31, 2008.  Exchange rate movements (in particular the year on year devaluation of the U.S. dollar against the Euro of approximately 14%) and local wage inflation caused operating costs across Europe to rise compared to the prior year when translated into U.S. dollars.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $9.4 million, or 27%, from $34.4 million in the three months ended March 31, 2007 to $43.8 million in the three months ended March 31, 2008.  The selling, general and administrative expenses incurred in the three months ended March 31, 2008 included costs of $2.2 million incurred at the Hotel das Cataratas, Brazil, which OEH began to operate in October 2007.  Excluding these costs, as a percentage of revenue, selling, general and administrative expenses remained at 36% in the current period compared to the three months ended March 31, 2007.  As noted above, the movement of the Euro in particular, but also the British pound and the Brazilian real exchange rates had a significant impact on the selling, general and administrative costs incurred during the quarter.

Segment EBITDA margins

Three months ended March 31,	2008	2007
	(dollars in thousands)
Segment EBITDA:
Owned hotels
Hotels and restaurants
Owned hotels
Europe	$(3,744)	$(3,555)
North America	7,300	6,120
Rest of the world	12,747	12,084
Hotel management/part ownership interests	5,218	4,647
Restaurants	649	868
	22,170	20,164
Tourist trains and cruises	1,543	1,148
Real estate	(497)	(458)
Central overheads	(6,799)	(5,681)
	$16,417	$15,173

Although segment EBITDA for the quarter increased by 8% from $15.2 million in 2007 to $16.4 million in 2008, segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 2% from 16% for the three months ended March 31, 2007, to 14% for the three months ended March 31, 2008.

The European hotels collectively reported a segment EBITDA loss of $3.7 million in 2008 compared to a loss of $3.6 million in the same period in 2007.  As a percentage of revenue, the European segment EBITDA margin improved from negative 17% in 2007 to negative 14% in 2008.  As noted above, revenues grew in the region as a result of average room rate and occupancy improvements, particularly at Grand Hotel Europe, St Petersburg, at a faster rate than expenses.

Segment EBITDA in the North American region increased by 19% from $6.1 million in the three months ended March 31, 2007, to $7.3 million in the three months ended March 31, 2008.  Segment EBITDA margins for the region improved by 1% to 27%.

Segment EBITDA in the Rest of the World region increased by 5% from $12.1 million in the three months ended March 31, 2007 to $12.7 million in the three months ended March 31, 2008.  The segment EBITDA margin for the three months ended March 31, 2008 was 31%, compared to a margin of 37% for the same period in 2007.  The 2008 segment EBITDA margin includes the results of Hotel das Cataratas, Brazil, which OEH has operated since October 2007.  Excluding the results of this hotel, the EBITDA margin for the Rest of the World region declined by 3% in 2008.

Earnings from operations before net finance costs

Earnings from operations decreased by $2.0 million from a profit of $2.9 million in the three months ended March 31, 2007 to a profit of $0.9 million in the three months ended March 31, 2008, due to the factors described above.

Net finance costs

Net finance costs increased by $0.5 million, or 5%, from $10.4 million for the three months ended March 31, 2007 to $10.9 million for the three months ended March 31, 2008.  The three months ended March 31, 2007 included a foreign exchange gain of $0.1 million compared to a foreign exchange gain of $2.0 million in the three months ended March 31, 2008.  The foreign exchange gain in the current period came mainly from U.S. dollar debt at the Grand Hotel Europe, due to the strengthening of the ruble, compared to the U.S. dollar in the quarter.  Excluding the foreign exchange items, net finance costs increased by $2.4 million, or 23%, from $10.5 million for the three months ended March 31, 2007 to $12.9 million for the three months ended March 31, 2008, due to the impact of financing new investments as well as the currency impact of non-U.S. dollar borrowings.

Benefit from income taxes

The benefit from income taxes increased by $0.9 million, from a benefit of $2.7 million in the three months ended March 31, 2007 to a benefit of $3.6 million in the three months ended March 31, 2008.  As a percentage of losses before income taxes and earnings from unconsolidated companies, the tax rate remained constant at 36%.

The benefit from income taxes of $3.6 million for the three months ended March 31, 2008 included a tax provision of $0.3 million in respect of the FIN 48 liability, compared to a provision of $0.2 million in respect of the FIN 48 liability in the three months ended March 31, 2007.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $1.8 million, or 77%, from $2.3 million in the three months ended March 31, 2007 to $4.1 million in the three months ended March 31, 2008.  This was mainly due to increased earnings from OEH’s investments in Peru and Charleston.  The tax cost associated with earnings from unconsolidated companies was $1.2 million in both years.

Loss from discontinued operations

The loss from discontinued operations consisted of the loss from Bora Bora Lagoon Resort which is being held for sale.  The hotel results continued to be below expectations with net loss increasing from $1.2 million for the three months ended March 31, 2007 to $2.0 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $95.9 million at March 31, 2008, $5.3 million more than the $90.6 million at December 31, 2007.  At March 31, 2008, there were undrawn amounts available to OEH under committed short-term lines of credit of $14.2 million and undrawn amounts available to OEH under secured revolving credit facilities of $20.7 million, bringing total cash availability at March 31, 2008 to $130.8 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $0.8 million at March 31, 2008, a decrease of $36.1 million from a balance of $35.3 million working capital surplus at December 31, 2007.  The main factor that contributed to the decrease in working capital was the increase in the current portion of long-term debt which was due to the additional drawdown of €26 million ($39 million) under a revolving credit facility.

Cash Flow

Operating Activities.  Net cash used in operating activities decreased by $2.5 million from $2.6 million for the three months ended March 31, 2007 to $0.1 million for the three months ended March 31, 2008.  This was mainly due to the $3.8 million dividends received from unconsolidated companies in Peru.

Investing Activities.  Cash used in investing activities decreased by $5.3 million to $25.9 million for the three months ended March 31, 2008, compared to $31.2 million for the three months ended March 31, 2007.

This was mainly due to lower capital expenditure (decrease of $5.9 million).  Capital expenditure of $20.8 million included $4.6 million of Hotel Cipriani refurbishment, $2.7 million of El Encanto construction costs, $1.4 million of Le Manoir aux Quat’Saisons refurbishments, $1.4 million on construction of assets at Cupecoy Yacht Club in St. Martin, and $1.1 million of Copacabana Palace Hotel capital costs.

Current quarter acquisitions of $2.1 million included the acquisition of the 20% minority interest in Casa de Sierra Nevada, and the La Samanna spa acquisition.  The 2007 first quarter acquisitions included the final payment for the Grand Hotel Europe and La Residence d’Angkor minority interest acquisition.

The $2.6 million increase in restricted cash represented the net movement in the escrow account used in the Cupecoy Yacht Club property development.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2008 was $32.4 million compared to $13.9 million for the three months ended March 31, 2007, an increase of $18.5 million.  The main factor that contributed to this increase was the drawdown under a Euro revolving credit facility in the first quarter of 2008.

Capital Commitments.  There were $99.5 million of capital commitments outstanding as of March 31, 2008 relating mainly to investments in owned hotels and the purchase of land and a building adjoining ‘21’ Club, New York.

Indebtedness

At March 31, 2008, OEH had $848.3 million of long-term debt secured by assets, including the current portion, which is repayable over periods of 1 to 11 years with a weighted average maturity of 3.7 years and a weighted average interest rate of 5.82%.  See Note 8 to the financial statements regarding the maturity of long-term debt.

Approximately 55% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At March 31, 2008, 81% of borrowings of OEH were in floating interest rates.

Liquidity

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, capital expenditures, acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of March 31, 2008, the Company’s adoption of recent accounting pronouncements, which are described in Note 1 to the financial statements in the Company’s 2007 Form 10-K annual report, has not changed from December 31, 2007, except for adoption of SFAS No. 157 as described in Note 1 (a) to the financial statements in this report and except as follows:

SFAS 161

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 161.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2007 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $4,300,000 on an annual basis based on borrowings at March 31, 2008. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2008 from those described in the Company’s 2007 Form 10-K annual report.

ITEM 4.                                                     Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2008 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: May 12, 2008

EXHIBIT INDEX

3.1                 –                 Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2                 –                 Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on June 20, 2007 and incorporated herein by reference.

3.3                 –                 Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4                 –                 Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference

31                    –                 Rule 13a-14(a)/15d-14(a) Certifications.

32                    –                 Section 1350 Certification.