Form 10-Q
period 2008-06-30
ORIENT EXPRESS HOTELS LTD
filed 2008-08-11
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008 or

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

As of July 31, 2008, 42,469,500 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and cash equivalents	$65,849	$90,565
Restricted cash	7,494	3,800
Accounts receivable, net of allowances of $1,315 and $1,292	82,179	62,847
Due from related parties	27,193	30,406
Prepaid expenses and other	22,004	16,115
Inventories	51,843	45,756
Assets of discontinued operations held for sale	58,431	54,417
Real estate assets	47,096	57,157
Total current assets	362,089	361,063

Property, plant and equipment, net of accumulated depreciation of $260,759 and $268,297	1,365,745	1,273,956
Investments	157,128	147,539
Goodwill	138,356	133,497
Other intangible assets, net	21,679	21,660
Other assets	53,558	50,722
	$2,098,555	$1,988,437
Liabilities and Shareholders’ Equity
Working capital facilities	$64,504	$64,419
Accounts payable	35,978	30,132
Accrued liabilities	71,867	62,246
Deferred revenue	51,119	35,545
Liabilities of discontinued operations held for sale	5,313	5,619
Current portion of long-term debt and capital leases	115,779	127,795
Total current liabilities	344,560	325,756

Long-term debt and obligations under capital leases	719,406	658,615
Liability for pension benefit	6,933	6,935
Other liabilities	3,693	3,709
Deferred income taxes	120,479	119,112
Liability for uncertain tax positions	26,189	24,025
	1,221,260	1,138,152
Commitments and contingencies
Minority interest	2,022	1,754

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued — 42,469,500 (2007 — 42,456,000)	425	424
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2007 — 18,044,478)	181	181
Additional paid-in capital	517,030	515,307
Retained earnings	315,372	302,369
Accumulated other comprehensive income	42,446	30,431
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478 (2007 — 18,044,478)	(181)	(181)
Total shareholders’ equity	875,273	848,531
	$2,098,555	$1,988,437

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2008	2007
	(Dollars in thousands, except per share amounts)

Revenue	$181,356	$159,457

Expenses:
Depreciation and amortization	10,282	9,757
Operating	85,796	71,958
Selling, general and administrative	50,829	43,217
Total expenses	146,907	124,932

Earnings from operations	34,449	34,525

Interest expense, net	(11,461)	(10,910)
Foreign currency, net	2,617	1,151
Net finance costs	(8,844)	(9,759)

Earnings before income taxes and earnings from unconsolidated companies	25,605	24,766

Provision for income taxes	(9,722)	(8,759)

Earnings before earnings from unconsolidated companies	15,883	16,007
Earnings from unconsolidated companies, net of tax	5,838	4,234

Net earnings from continuing operations	21,721	20,241

Losses from discontinued operations, net of tax	(2,257)	(538)

Net earnings	$19,464	$19,703

Net earnings per share, basic and diluted:
Net earnings from continuing operations	$0.51	$0.47
Net earnings from discontinued operations	(0.05)	(0.01)
Net earnings	$0.46	$0.46

Dividends per share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2008	2007
	(Dollars in thousands, except per share amounts)

Revenue	$296,036	$253,626

Expenses:
Depreciation and amortization	20,566	18,532
Operating	145,489	120,070
Selling, general and administrative	94,647	77,590
Total expenses	260,702	216,192

Earnings from operations	35,334	37,434

Interest expense, net	(24,390)	(21,448)
Foreign currency, net	4,662	1,253
Net finance costs	(19,728)	(20,195)

Earnings before income taxes and earnings from unconsolidated companies	15,606	17,239

Provision for income taxes	(6,165)	(6,031)

Earnings before earnings from unconsolidated companies	9,441	11,208
Earnings from unconsolidated companies, net of tax	9,905	6,537

Net earnings from continuing operations	19,346	17,745

Losses from discontinued operations, net of tax	(4,220)	(1,723)

Net earnings	$15,126	$16,022

Net earnings per share, basic:
Net earnings from continuing operations	$0.46	$0.42
Net earnings from discontinued operations	(0.10)	(0.04)
Net earnings	$0.36	$0.38

Net earnings per share, diluted:
Net earnings from continuing operations	$0.45	$0.42
Net earnings from discontinued operations	(0.10)	(0.04)
Net earnings	$0.35	$0.38

Dividends per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings from continuing operations	$19,346	$17,745
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	20,566	18,532
Amortization of finance costs	1,669	1,630
Undistributed earnings of affiliates	(6,521)	(3,371)
Dividends received from unconsolidated companies	3,780	—
Stock-based compensation	1,531	779
Change in deferred tax	1,072	674
Losses/(gains) from disposals of fixed assets	140	(322)
Other non-cash items	(1,691)	(607)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(19,120)	(19,948)
Increase in inventories	(4,902)	(3,074)
Increase in real estate assets held for sale	(20,282)	(9,910)
Increase in payables, accrued liabilities and deferred revenue	29,796	24,393

Total adjustments	6,038	8,776

Net cash provided by operating activities from continuing operations	25,384	26,521
Net cash used in operating activities from discontinued operations	(3,132)	(1,120)

Net cash provided by operating activities	22,252	25,401

Cash flows from investing activities:
Capital expenditures	(50,200)	(45,675)
Acquisitions and investments, net of cash acquired	(3,316)	(20,339)
Increase in restricted cash	(3,694)	—
Proceeds from sale of fixed assets and investments	158	1,227

Net cash used in investing activities from continuing operations	(57,052)	(64,787)
Net cash used in investing activities from discontinued operations	(1,078)	(933)

Net cash used in investing activities	(58,130)	(65,720)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Six months ended June 30,	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	28,324	46,715
Stock options exercised	193	3,811
Issuance of long-term debt	3,015	12,170
Principal payments under long-term debt	(18,536)	(13,240)
Payment of common share dividends	(2,123)	(2,117)

Net cash provided by financing activities	10,873	47,339

Effect of exchange rate changes on cash and cash equivalents	178	467

Net (decrease)/increase in cash and cash equivalents	(24,827)	7,487

Cash and cash equivalents at beginning of period (includes $360 (2008), $1,422 (2007) of discontinued operations cash)	90,925	79,318

Cash and cash equivalents at end of period (includes $249 (2008), $120 (2007) of discontinued operations cash)	$66,098	$86,805

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income

Balance, January 1, 2007	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)
FIN48 liabilities	—	—	—	—	(28,820)	—	—
Stock-based compensation	—	—	—	779	—	—	—
Stock options exercised	—	2	—	3,809	—	—	—
Dividends on common shares	—	—	—	—	(2,117)	—	—
Comprehensive income:
Net earnings	—	—	—	—	16,022	—	—	$16,022
Other comprehensive income	—	—	—	—	—	20,243	—	20,243
								$36,265
Balance, June 30, 2007	$—	$424	$181	$514,350	$286,870	$15,270	$(181)

Balance, January 1, 2008	$—	$424	$181	$515,307	$302,369 *	$30,431	$(181)
Stock-based compensation	—	—	—	1,531	—	—	—
Stock options exercised	—	1	—	192	—	—	—
Dividends on common shares	—	—	—	—	(2,123)	—	—
Comprehensive income:
Net earnings	—	—	—	—	15,126	—	—	$15,126
Other comprehensive income	—	—	—	—	—	12,015	—	12,015
								$27,141
Balance, June 30, 2008	$—	$425	$181	$517,030	$315,372	$42,446	$(181)

See notes to condensed consolidated financial statements.

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

(a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and  Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements.  Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  See Note 1 to the consolidated financial statements in the 2007 Form 10-K for additional information regarding significant accounting policies.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year except for the presentation of restricted cash, the implementation of accounting for performance-based share awards, the adoption of SFAS No. 157 and 159, the reclassification of certain assets previously held for sale, and the accounting for hedges of net investments in foreign operations, in the six months ended June 30, 2008.

Restricted cash

In the statements of condensed consolidated cash flows for the six months ended June 30, 2008, changes in restricted cash balances have been reported in investing activities.  There were no changes in restricted cash balances in the six months ended June 30, 2007. The restricted cash of $3,800,000 at December 31, 2007 has been reclassified from cash and cash equivalents.

Performance stock-based compensation accounting policy

Under its 2007 performance share plan, the Company granted share-based payment awards with performance and market conditions to certain employees during the six months ended June 30, 2008.

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

Share-based compensation expense for the awards determined as described above is recognized in earnings on a straight-line basis over the requisite service periods for the awards.  The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period of the award.

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

The Company adopted SFAS No. 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2 described below.  There was no material impact on the Company’s financial statements from the adoption of the Standard.  The following table summarizes the valuation of OEH’s assets and liabilities by the SFAS No. 157 fair value hierarchy at June 30, 2008 (dollars in thousands):

	June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$6,270	$—	$6,270
Total assets	$—	$6,270	$—	$6,270

Liabilities at fair value:
Derivative financial instruments	$—	$941	$—	$941
Total liabilities	$—	$941	$—	$941

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

SFAS 159

The Company adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”, which had no material impact on the Company’s financial statements.

Reclassification of real estate assets

As at June 30, 2008, OEH has reclassified the villas under construction at La Samanna in St. Martin in the amount of $32,340,000 from real estate assets to owned fixed assets, as it has been decided not to market the villas actively for sale, but to operate them as part of the adjacent hotel.

Hedges of net investments in foreign operations

Hedges of net investments in foreign operations are accounted for similarly to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recorded in other comprehensive income within foreign currency translation adjustment. The gain or loss relating to the ineffective portion will be recognized immediately in earnings within foreign currency gains and losses. Gains and losses deferred in other comprehensive income are recognized in earnings upon disposal of the foreign operation. OEH links all hedges that are designated as net investment hedges to specifically identified net investments in foreign subsidiaries.

(b) Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended June 30,	2008	2007

Basic	42,469	42,400
Effect of dilution	140	207
Diluted	42,609	42,607

Six months ended June 30,	2008	2007

Basic	42,468	42,329
Effect of dilution	152	199
Diluted	42,620	42,528

For the three months ended June 30, 2008 and 2007, the anti-dilutive effect of stock options on 51,591 and nil class A common shares, respectively, was excluded from the computation of diluted earnings per share.  For the six months ended June 30, 2008 and 2007, the anti-dilutive effect of stock options on 32,783 and 157 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)  Dividends

On January 4 and April 4, 2008, the Company declared a dividend of $0.025 per common share payable February 5 and May 5, 2008, respectively, to shareholders of record on January 22 and April 21, 2008, respectively.

(d)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $3,000,000 and $2,935,000 for the three months ended June 30, 2008 and 2007, respectively, and $6,004,000 and $5,729,000 for the six months ended June 30, 2008 and 2007, respectively.

2.             Discontinued operations

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as a discontinued operation for all the interim periods presented.

Summarized operating results of the hotel are as follows (dollars in thousands):

Three months ended June 30,	2008	2007

Revenue	$2,305	$2,897
(Loss) from discontinued operations	$(2,257)	$(538)
Impairment loss	—	—
Net (loss) from discontinued operations	$(2,257)	$(538)

Six months ended June 30,	2008	2007

Revenue	$3,916	$4,654
(Loss) from discontinued operations	$(4,220)	$(1,723)
Impairment loss	—	—
Net (loss) from discontinued operations	$(4,220)	$(1,723)

Due to an increase in competition and other market factors, operating profits and cash flows of the Bora Bora Lagoon Resort were lower than expected in 2007 and previous years, which gave rise to an impairment of goodwill and long-lived assets in the amount of $3,891,000 and $10,101,000, respectively, recorded in the quarter ended December 31, 2007.  The fair value of the investment was estimated by management using a bid price offered for the business and considering other market factors.  The impaired book value remained the same as at June 30, 2008.

Assets and liabilities of the hotel have been classified as held for sale and consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007

Current assets	$3,135	$3,686
Other assets	3,112	3,121
Property, plant and equipment, net of depreciation	49,202	45,091
Goodwill	2,982	2,519
Total assets held for sale	$58,431	$54,417
Liabilities held for sale	$(5,313)	$(5,619)

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

4.             Investments

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007

Current assets	$53,896	$60,890
Property, plant and equipment, net	374,374	358,708
Other assets	54,332	51,376
Total assets	$482,602	$470,974

Current liabilities	$48,924	$48,710
Long-term debt	250,738	246,420
Other liabilities	99,809	97,663
Total shareholders’ equity	83,131	78,181
Total liabilities and shareholders’ equity	$482,602	$470,974

Three months ended June 30,	2008	2007

Revenue	$58,142	$51,550
Earnings from operations before net finance costs	$14,933	$12,390
Net earnings	$5,581	$3,270

Six months ended June 30,	2008	2007

Revenue	$108,222	$93,387
Earnings from operations before net finance costs	$25,319	$19,115
Net earnings	$7,950	$2,756

5.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Land and buildings	$1,168,887	$1,074,059
Machinery and equipment	221,341	205,873
Fixtures, fittings and office equipment	230,245	220,664
River cruiseship and canalboats	13,569	19,600
	1,634,042	1,520,196
Less: accumulated depreciation	(268,297)	(246,240)
	$1,365,745	$1,273,956

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007
Freehold and leased land and buildings	$19,083	$17,948
Machinery and equipment	2,675	2,573
Fixtures, fittings and office equipment	1,766	1,654
	23,524	22,175
Less: accumulated depreciation	(3,382)	(2,953)
	$20,142	$19,222

6.             Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2008	$124,909	$8,588	$133,497
Goodwill acquired during the year/(prior year estimates adjusted)	1,625	—	1,625
Foreign currency translation adjustment	3,245	(11)	3,234
Balance as at June 30, 2008	$129,779	$8,577	$138,356

7.             Other intangible assets

                (Dollars in thousands)

	June 30, 2008
Amortized intangible assets	Carrying amount	Accumulated amortization

Favorable lease	$13,150	$(694)
Internet sites	2,066	(218)
Total	$15,216	$(912)

Unamortized intangible assets
Tradename	$7,375

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended June 30, 2008 was $84,000 (2007 — $146,000).  Amortization expense for the six months ended June 30, 2008 was $170,000 (2007 — $238,000).  Estimated amortization expense for each of the years ended December 31, 2008 to December 31, 2012 is $340,000.

8.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	June 30, 2008	December 31, 2007

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.53% and 5.77%, respectively, primarily based on LIBOR	$819,536	$767,916
Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 7.48% at December 31, 2007 based on LIBOR	—	2,500
Obligations under capital lease	15,649	15,994
	835,185	786,410
Less: current portion	(115,779)	(127,795)
	$719,406	$658,615

The carrying value of the debt is equal to its fair value.

Of the current portion of long-term debt, $81,148,000 (December 31, 2007 - $45,140,000) related to revolving facilities which, although falling due within 12 months, are available for reborrowing throughout the period of the loan facilities which are repayable in 2011.

Certain credit agreements of OEH have restrictive covenants.  At June 30, 2008, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated €190,000,000 loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2008 (dollars in thousands):

Year ending December 31,

2009	$17,494
2010	55,828
2011	421,943
2012	96,079
2013 and thereafter	128,062
$719,406

9.             Other liabilities

Other liabilities are $1,379,000 of deferred consideration in respect of the acquisition of land next to Maroma Resort and Spa after discounting to present value, and $2,314,000 of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint venture operation.  (See Note 18).

10.          Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended June 30, 2008 of $9,722,000 compared to a provision of $8,759,000 for the corresponding period in 2007. OEH’s current tax cost for the three months ended June 30, 2008 was $2,806,000 compared to a cost of $3,171,000 in 2007.

Cumulatively, OEH recorded a tax provision for the six months ended June 30, 2008 of $6,165,000 compared to a provision of $6,031,000 for the corresponding six months in 2007. OEH’s current tax cost for the six months ended June 30, 2008 was $5,875,000 compared to a cost of $5,650,000 in 2007.

OEH’s tax charge for the three months ended June 30, 2008 included a tax charge of $522,000 in respect of the provision under FASB interpretation No. 48, “Accounting for Uncertainty of Income Taxes” (FIN 48), of which $445,000 related to interest and penalty costs associated with uncertain tax positions.  OEH’s tax charge of $6,165,000 for the six months ended June 30, 2008 included a tax charge of $808,000 in respect of the FIN 48 provision, including a charge of $698,000 that related to potential interest and penalty costs.

As at June 30, 2008, OEH had recognized a provision of $26,189,000 (December 31, 2007 - $24,025,000) in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by approximately $10,000,000 to $18,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated subsidiaries are reported net of tax in the statements of condensed consolidated operations. The applicable tax provision in the three months ended June 30, 2008 was $1,439,000 compared to a provision of $1,377,000 in the corresponding period in 2007. The cumulative tax provision applicable to unconsolidated subsidiaries in the six months ended June 30, 2008 was $2,620,000 compared to a provision of $2,563,000 in the corresponding period in 2007.

11.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended June 30,	2008	2007

Service cost	$—	$—
Interest cost	310	290
Expected return on plan assets	(295)	(268)
Amortization of net loss	120	140
Net periodic benefit cost	$135	$162

Six months ended June 30,	2008	2007

Service cost	$—	$—
Interest cost	621	574
Expected return on plan assets	(590)	(530)
Amortization of net loss	239	277
Net periodic benefit cost	$270	$321

As reported in Note 10 to the financial statements in the Company’s 2007 Form 10-K annual report, OEH expected to contribute $1,385,000 to its defined benefit pension plan in 2008.  As of June 30, 2008, $689,000 of contributions had been made.  OEH anticipates contributing an additional $696,000 to fund its pension plans in 2008 for a total of $1,385,000.

12.                               Supplemental cash flow information

                                                (Dollars in thousands)

Six months ended June 30,	2008	2007

Cash paid for:
Interest	$27,210	$23,984
Income taxes	$9,144	$5,650

In conjunction with acquisitions (see Note 3) liabilities were assumed as follows (dollars in thousands):

Six months ended June 30,	2008	2007

Fair value of assets acquired	$3,316	$9,533
Cash paid	(3,316)	(5,826)
Liabilities assumed	$—	$3,707

Restricted cash

Restricted cash of $7,494,000 as at June 30, 2008 and $3,800,000 as at December 31, 2007 consisted mainly of the Porto Cupecoy escrow account.  Cash received for residential condominium purchases at Cupecoy is held in escrow until the next phase of construction, when the cash is released into OEH’s current bank account.  At June 30, 2008, this escrow account balance amounted to $7,182,000 (December 31, 2007 — $3,800,000).

13.                               Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	June 30, 2008	December 31, 2007

Foreign currency translation adjustments	$47,037	$38,191
Derivative financial instruments	3,899	730
Additional minimum pension liability, net of tax	(8,490)	(8,490)
	$42,446	$30,431

The components of comprehensive income are as follows (dollars in thousands):

Six months ended June 30,	2008	2007

Net earnings on common shares	$15,126	$16,022
Foreign currency translation adjustments	8,846	17,774
Change in fair value of derivatives	3,169	2,469
Comprehensive income	$27,141	$36,265

14.          Commitments

Outstanding contracts to purchase fixed assets were approximately $128,125,000 at June 30, 2008 (December 31, 2007 — $102,361,000).

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

Three months ended June 30,	2008	2007
Revenue:
Hotels and restaurants
Owned hotels — Europe	$85,674	$76,999
— North America	23,720	21,986
— Rest of world	30,840	25,809
Hotel management/part ownership interests	3,324	2,924
Restaurants	5,288	5,643
	148,846	133,361
Tourist trains and cruises	28,067	25,249
Real estate	4,443	847
	$181,356	$159,457

Depreciation and amortization:
Hotels and restaurants
Owned hotels — Europe	$4,902	$3,988
— North America	1,948	1,807
— Rest of world	2,316	2,483
Restaurants	283	232
	9,449	8,510
Tourist trains and cruises	833	1,247
	$10,282	$9,757

Segment EBITDA:
Owned hotels — Europe	34,190	31,778
— North America	3,325	3,315
— Rest of world	3,633	5,130
Hotel management/part ownership interests	7,736	7,029
Restaurants	920	1,288
Tourist trains and cruises	9,826	8,712
Real estate	(463)	(24)
Central overheads	(7,159)	(7,335)
	$52,008	$49,893

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$52,008	$49,893
Less:
Depreciation and amortization	10,282	9,757
Interest expense, net	11,461	10,910
Foreign currency, net	(2,617)	(1,151)
Provision for income taxes	9,722	8,759
Share of provision for income taxes of unconsolidated companies	1,439	1,377
Earnings from continuing operations	$21,721	$20,241

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$3,326	$3,082
Tourist trains and cruises	2,512	1,152
	$5,838	$4,234

Six months ended June 30,	2008	2007
Revenue:
Hotels and restaurants
Owned hotels — Europe	$112,813	$98,114
— North America	50,390	45,124
— Rest of world	71,607	58,697
Hotel management/part ownership interests	5,825	5,298
Restaurants	10,154	10,938
	250,789	218,171
Tourist trains and cruises	36,721	34,608
Real estate	8,526	847
	$296,036	$253,626

Depreciation and amortization:
Hotels and restaurants
Owned hotels — Europe	$9,588	$7,707
— North America	3,842	3,550
— Rest of world	4,666	4,752
Restaurants	562	461
	18,658	16,470
Tourist trains and cruises	1,908	2,062
	$20,566	$18,532

Segment EBITDA:
Owned hotels — Europe	$30,446	$28,223
— North America	10,625	9,435
— Rest of world	16,380	17,214
Hotel management/part ownership interests	12,954	11,676
Restaurants	1,569	2,156
Tourist trains and cruises	11,369	9,860
Real estate	(960)	(482)
Central overheads	(13,958)	(13,016)
	$68,425	$65,066

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$68,425	$65,066
Less:
Depreciation and amortization	20,566	18,532
Interest expense, net	24,390	21,448
Foreign currency, net	(4,662)	(1,253)
Provision for income taxes	6,165	6,031
Share of provision for income taxes of unconsolidated companies	2,620	2,563
Earnings from continuing operations	$19,346	$17,745

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$6,060	$4,582
Tourist trains and cruises	3,845	1,955
	$9,905	$6,537

Six months ended June 30,	2008	2007

Capital expenditure:
Owned hotels — Europe	$23,615	$18,649
— North America	10,951	16,211
— Rest of world	8,293	5,990
Restaurants	284	457
Tourist trains and cruises	2,976	1,772
Real estate	4,081	2,596
	$50,200	$45,675

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended June 30,	2008	2007

Revenue:
Europe	$112,834	$101,638
North America	35,083	29,691
Rest of world	33,439	28,128
	$181,356	$159,457

Six months ended June 30,	2008	2007

Revenue:
Europe	$146,068	$129,476
North America	71,774	59,079
Rest of world	78,194	65,071
	$296,036	$253,626

16.          Stock-based awards with performance/market criteria

On March 3, 2008, the Company granted to nine employees share-based awards with performance and market conditions covering a total of 29,765 class A common shares under its 2007 performance share plan.  The shares will be issued after three years from the grant date upon payment of a nominal amount, provided performance and market criteria set forth in the awards are met.  All of these awards were outstanding at June 30, 2008.

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

The fair value of the awards with performance and market conditions granted in the six months ended June 30, 2008 was $568,000 (2007 - $nil).  The weighted-average grant date fair value of the performance-based part of the awards was $51.95 per share and of the market-based part of the awards $31.60 per share.  The assumptions used in the Monte Carlo valuation model were:

Expected share price volatility	33.1%
Risk-free interest rate	1.76%
Expected annual dividends per share	$0.10
Expected life of awards	3 years

Expected volatility is based on historical volatility of the Company’s class A common share price and other factors.  The term of awards represents the period of time they are expected to be outstanding, based on historical data.  The risk-free rate for periods within the contractual life of the awards is based on the US Treasury yield curve in effect at the time of grant.

17.          Derivative financial instruments

Interest rate swaps

OEH is exposed to interest rate risk on its floating rate debt, and in the last few years has entered into interest rate swap agreements that limit the exposure to a fixed rate level.

In September 2006, OEH entered into five-year interest rate swap agreements for the notional amounts of €75,000,000 ($118,000,000) and €24,700,000 ($38,900,000) that limit the exposure from interest rate fluctuations of Euro debt to a fixed rate level.

Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge from inception and, therefore, changes in the fair value of this swap have been recorded within interest expense of $629,000 gain for the three months ended June 30, 2008 (2007 — $710,000), and $219,000 gain for the six months ended June 30, 2008 (2007 — $1,003,000).

The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective December 31, 2006.  This swap is expected to be, and has been highly effective in off-setting exposures from fluctuations in interest rates.  The movements recorded in other comprehensive income were $3,770,000 gain for the three months ended June 30, 2008 (2007 — $1,960,000), and $2,055,000 gain for the six months ended June 30, 2008 (2007 — $2,446,000).  The ineffective portion recorded in earnings was $4,000 gain for the three months ended June 30, 2008 (2007 — $nil), and $121,000 loss for the six months ended June 30, 2008 (2007 — $49,000 gain).

In October 2007, OEH entered into five-year interest rate swap agreements for the notional amounts of $10,000,000 and $20,000,000 that limit the exposure from interest rate fluctuations of US dollar debt to a fixed rate level.

The swaps have been designated and qualified as cash flow hedges of the floating rate debt effective since October 18, 2007.  These swaps are expected to be, and have been, highly effective.  The movements recorded in other comprehensive income were $1,200,000 gain for the three months ended June 30, 2008 (2007 — $nil), and $80,000 gain for the six months ended June 30, 2008 (2007 — $nil).

In April 2008, OEH entered into six different three- to five-year interest rate swap agreements for the total notional amount of $151,000,000, amortizing to $96,800,000, that limit the exposure from interest rate fluctuations of US dollar debt to a fixed rate level.

The swaps have been designated and have qualified as cash flow hedges of the floating rate debt effective since April 29, 2008.  These swaps are expected to be, and have been, highly effective.  The movements recorded in other comprehensive income were $1,085,000 gain for the three months ended June 30, 2008 and for the six months ended June 30, 2008 (2007 — $nil).

Of the existing gains at June 30, 2008, approximately $1,150,000 will be reclassified into earnings in the next 12 months, assuming no further changes in fair value of the contracts.

At June 30, 2008 and December 31, 2007, the fair values of the outstanding interest rate swaps were as follows (dollars in thousands):

Derivative Name	June 30, 2008		December 31, 2007
	Asset	Liability	Asset	Liability
Euro swap €75m	$4,384	$—	$2,287	$—
Euro swap €24.7m	801	—	546	—
USD swap $10m	—	336	—	337
USD swap $20m	—	605	—	685
USD swap $151m	1,085	—	—	—
	$6,270	$941	$2,833	$1,022

The fair values of the swaps were accounted for as other non-current assets and accrued liabilities.

Net investment hedges

OEH designated its Euro-denominated revolving indebtedness as a net investment hedge of long-term investments in its Euro-functional subsidiaries.  The amount of gains and losses related to the effective portion of the net investment hedge, net of tax, recorded in other comprehensive income was $36,000 gain for the three months ended June 30, 2008 (2007 — $nil) and $5,479,000 loss for the six months ended June 30, 2008 (2007 — $nil). There has been no ineffective portion of the hedge.

18.          Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due to OEH by Eastern and Oriental Express Ltd. at June 30, 2008 was $2,223,000 (December 31, 2007 — $1,330,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  For the three months ended June 30, 2008, OEH earned $1,684,000 (2007 — $1,541,000) in management fees which are recorded in revenue, and $3,000,000 (2007 — $2,935,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  For the six months ended June 30, 2008, OEH earned $2,888,000 (2007 — $2,892,000) in management fees which are recorded in revenue, and $6,004,000 (2007 — $5,729,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  These loans have an indefinite maturity period.  The amount due to OEH from Charleston Place Hotel at June 30, 2008 was $12,776,000 (December 31, 2007 — $19,749,000).

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended June 30, 2008, OEH earned management and guarantee fees of $2,002,000 (2007 — $1,619,000) and loan interest of $15,000 (2007 — $15,000) which are recorded in revenue.   In the six months ended June 30, 2008, OEH earned management and guarantee fees of $3,714,000 (2007 — $2,948,000) and loan interest of $31,000 (2007 — $31,000) which are recorded in revenue.   At June 30, 2008, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR.  OEH has guaranteed bank loans of $16,522,000 which have been drawn down by the hotel joint venture.  OEH expects to earn $2,644,000 in guarantee fees over the period of the loan and this amount was included in the amounts due to OEH at June 30, 2008.  The amount due to OEH from its Peruvian joint venture operations at June 30, 2008 was $8,956,000 (December 31, 2007 — $6,277,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended June 30, 2008, OEH earned $502,000 (2007 — $452,000) in management fees, which are included in revenue.  For the six months ended June 30, 2008, OEH earned $848,000 (2007 — $685,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz, Madrid, at June 30, 2008 was $2,223,000 (December 31, 2007 — $2,624,000).

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

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months Ended June 30, 2008 compared to Three months Ended June 30, 2007

OEH’s operating results for the three months ended June 30, 2008 and 2007, expressed as a percentage of revenue, were as follows:

Three months ended June 30,	2008	2007
	%	%
Revenue
Hotels and restaurants	82	84
Tourist trains and cruises	16	16
Real estate	2	0
	100	100

Expenses
Depreciation and amortization	6	6
Operating	47	45
Selling, general and administrative	28	28
Net finance costs	5	6
Earnings before income taxes	14	15
Provision for income taxes	(5)	(6)
Earnings from unconsolidated companies	3	3
Net earnings from continuing operations	12	12
Net Losses from discontinued operations, net of tax	(1)	—
Net earnings as a percentage of revenue	11	12

Segment net earnings before interest, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2008 and 2007 are analyzed as follows (dollars in millions):

Three months ended June 30,	2008	2007

Segment EBITDA:
Owned hotels:
Europe	$34.2	$31.8
North America	3.3	3.3
Rest of the World	3.6	5.1
Hotel management interests	7.8	7.0
Restaurants	0.9	1.3
Tourist trains and cruises	9.8	8.7
Real estate	(0.4)	0.0
Central overheads	(7.2)	(7.3)
Total segment EBITDA	$52.0	$49.9

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

Three months ended June 30,	2008	2007

Net earnings	$19.5	$19.7
Add:
Depreciation and amortization	10.3	9.8
Net finance costs	8.8	9.8
Provision for income taxes	9.7	8.8
Loss from discontinued operations, net of tax	2.3	0.4
Share of provision for income taxes of unconsolidated companies	1.4	1.4
Segment EBITDA	$52.0	$49.9

Management evaluates the operating performance of OEH’s segments on the basis of segment EBITDA and believes that segment EBITDA is a useful measure of operating performance because segment EBITDA is not affected by non-operating factors such as leverage and the historic cost of assets.  EBITDA is a financial measure commonly used in OEH’s industry.  OEH’s segment EBITDA, however, may not be comparable in all instances to EBITDA as disclosed by other companies.  Segment EBITDA should not be considered as an alternative to earnings from operations or net earnings (as determined in accordance with US generally accepted accounting principles) as a measure of OEH’s operating performance, or as an alternative to net cash provided by operating, investing and financing activities (as determined in accordance with US generally accepted accounting principles) as a measure of OEH’s ability to meet cash needs.

Operating information for OEH’s owned hotels for the three months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,
	2008	2007

Average Daily Rate (in dollars)
Europe	924	737
North America	365	356
Rest of the world	264	234
Worldwide	525	461

Rooms Available (in thousands)
Europe	91	91
North America	57	56
Rest of the world	110	94
Worldwide	258	241

Rooms Sold (in thousands)
Europe	56	61
North America	39	37
Rest of the world	61	57
Worldwide	156	155

Occupancy (percentage)
Europe	62	67
North America	68	66
Rest of the world	55	61
Worldwide	60	64

RevPAR (in dollars)
Europe	566	495
North America	251	235
Rest of the world	148	142
Worldwide	318	297
			Change %
Same Store RevPAR (in dollars)			Dollars	Local Currency
Europe	483	406	19%	10%
North America	255	238	7%	7%
Rest of the world	168	144	16%	14%
Worldwide	306	264	16%	10%

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

Hotel Cipriani	Hotel Caruso Belvedere
El Encanto	Mount Nelson Hotel
Casa de Sierra Nevada	Hotel das Cataratas

Overview

The net earnings for the period were $19.5 million ($0.46 per common share) on revenue of $181.4 million, compared with net earnings of $19.7 million ($0.46 per common share) on revenue of $159.5 million in the same period in prior year.

Revenue

Three months ended June 30,	2008	2007
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$85,674	$76,999
North America	23,720	21,986
Rest of the world	30,840	25,809
Hotel management/part ownership interests	3,324	2,924
Restaurants	5,288	5,643
	148,846	133,361
Tourist trains and cruises	28,067	25,249
Real estate	4,443	847
	$181,356	$159,457

Total revenues increased by $21.9 million, or 14%, from $159.5 million in the three months ended June 30, 2007 to $181.4 million in the three months ended June 30, 2008.  Hotels and restaurants revenue increased by $15.4 million, or 11%, from $133.4 million in the three months ended June 30, 2007 to $148.8 million in the three months ended June 30, 2008. Tourist trains and cruises revenues increased by $2.9 million, or 11%, from $25.2 million for the three months ended June 30, 2007 to $28.1 million for the three months ended June 30, 2008.  Real estate revenues increased by $3.5 million from $0.9 million for the three months ended June 30, 2007 to $4.4 million for the three months ended June 30, 2008.

The increase in hotel revenue year on year was due primarily to increased room rates across the group and increased occupancy in North America, Asia and Peru.  Additionally, hotel revenue was positively impacted by exchange rate fluctuations in Europe and the Rest of the World regions.

The revenue from restaurants decreased by $0.3 million, or 6%, from $5.6 million in the three months ended June 30, 2007 to $5.3 million in the three months ended June 30, 2008.

Owned Hotels:  For owned hotels overall, same store RevPAR in US dollars increased by 16% in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  Measured in local currency this increase in same store RevPAR was 10%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Three months ended June 30,	2008	2007

Average daily rate (in dollars)	924	737
Rooms available (in thousands)	91	91
Rooms sold (in thousands)	56	61
Occupancy (percentage)	62	67
RevPAR (in dollars)	556	495
Same store RevPAR (in dollars)	483	406

Revenue increased by $8.7 million, or 11%, from $77.0 million for the three months ended June 30, 2007 to $85.7 million for the three months ended June 30, 2008.  The Grand Hotel Europe revenues grew by $5.6 million, or 35%, from $15.9 million for the three months ended June 30, 2007 to $21.5 million for the three months ended June 30, 2008.  Of the increased revenue, $3.7 million was due to average rate improvements without any reduction in occupancy compared with the prior year.  Exchange rate movements were responsible for the other $1.9 million of revenue growth in the period.

In Italy, revenues at the Hotel Splendido increased by $0.6 million, or 5%, to $11.1 million in the three months ended June 30, 2008, but this was offset by a drop in revenues of $0.6 million at the Villa San Michele.  Revenues at this hotel were $5.1 million in the three months ended June 30, 2008.  Revenue at Hotel Cipriani increased by $0.1 million, to $15.5 million.  Revenue at the Hotel Caruso fell by $0.2 million to $5.3 million.  Without the positive effect of exchange rate movements in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 of $5.1 million, revenues at the four Italian hotels collectively would have been $5.3 million lower in the current period than in the prior year, reflecting a decline in occupancy of 14% across the four properties.

Revenue at La Residencia increased by $1.4 million, or 31%, from $4.6 million for the three months ended June 30, 2007 to $6.0 million for the three months ended June 30, 2008.  Of the increased revenue, $0.8 million was due to exchange rate movements with $0.6 million of the revenue growth due to average rate improvements and improved occupancy.  Revenue at Le Manoir aux Quat’Saisons grew by $0.6 million, or 10%, from $6.2 million for the three months ended June 30, 2007 to $6.8 million for the three months ended June 30, 2008.  This revenue increase was solely due to average rate improvements, including non-room revenue, and occupancy improvements.

Revenue at Reids Palace, Madeira increased by $0.6 million, to $7.0 million for the three months ended June 30, 2008, from $6.4 million in the prior year.  Revenues at Lapa Palace, Lisbon and Hotel de la Cite, Carcassonne, increased by $0.2 million and $0.3 million, respectively, to $4.4 million and $2.8 million for the three months ended June 30, 2008.  These revenue improvements were all the result of exchange rate movements.  Had the Euro to US dollar exchange rate for the three months ended June 30, 2008 been the same as in the three months ended June 30, 2007, revenues at these three properties collectively would have been $0.8 million lower than the combined revenues of $13.0 million reported in the three months ended June 30, 2007.

On a same store basis across the European hotels, RevPAR in local currency increased by 10% which translates to a 19% increase in US dollars.

North America

Three months ended June 30,	2008	2007

Average daily rate (in dollars)	365	356
Rooms available (in thousands)	57	56
Rooms sold (in thousands)	39	37
Occupancy (percentage)	68	66
RevPAR (in dollars)	251	235
Same store RevPAR (in dollars)	255	238

Revenue increased by $1.7 million, or 8%, from $22.0 million in the three months ended June 30, 2007 to $23.7 million in the three months ended June 30, 2008.  Revenue at Inn at Perry Cabin, Maryland, increased by $0.5 million, or 19%, from $2.9 million for the three months ended June 30, 2007 to $3.4 million for the three months ended June 30, 2008.  Windsor Court Hotel in New Orleans also recorded a $0.5 million, or 9%, increase in revenue to $6.7 million for the three months ended June 30, 2008.

Revenue at Maroma Resort and Spa, Mexico increased by $0.4 million, or 10%, from $4.1 million for the three months ended June 30, 2007 to $4.5 million for the three months ended June 30, 2008, reflecting average rate improvements of 3% which offset a slight decline in occupancy compared to the same period in 2007.  Revenue at Casa de Sierra Nevada, Mexico increased by $0.3 million, to $0.8 million in the three months ended June 30, 2008.  Part of the hotel was closed for renovation during the three months ended June 30, 2007.

Revenue at La Samanna, St Martin fell by $0.1 million, to $4.8 million in the three months ended June 30, 2008, while revenue at Keswick Hall, Virginia were $3.4 million in both the three months ended June 30, 2007 and the three months ended June 30, 2008.

Across all of the North American properties, on a same store basis RevPAR increased by 7%.  Average occupancy was 68% in the three months ended June 30, 2008, compared to 66% in the same period in 2007.

Rest of the World

Three months ended June 30,	2008	2007

Average daily rate (in dollars)	264	234
Rooms available (in thousands)	110	94
Rooms sold (in thousands)	61	57
Occupancy (percentage)	55	61
RevPAR (in dollars)	148	142
Same store RevPAR (in dollars)	168	144

Excluding Hotel das Cataratas, Brazil, which OEH started to operate on October 1, 2007 and which recorded revenue of $1.5 million in the three months ended June 30, 2008, revenue in the Rest of the World region increased by $3.5 million, or 14%, from $25.8 million for the three months ended June 30, 2007 to $29.3 million for the three months ended June 30, 2008. Revenue at the Copacabana Palace, Brazil increased by $1.6 million, or 21%, to $8.9 million for the three months ended June 30, 2008, of which $1.4 million was due to the effect of exchange rate movements between the Brazilian Real and US dollar.

Revenue at OEH’s two Australian properties increased by $0.8 million, or 15%, from $5.3 million for the three months ended June 30, 2007 to $6.1 million for the three months ended June 30, 2008.  The increase was all due to exchange rate movements between the Australian and US dollars.  Southern Africa revenues remained flat at $8.2 million.  A decline in revenue of $0.5 million at the Mount Nelson, Cape Town was offset by increased revenue at Orient-Express Safaris, Botswana.  Of the Mount Nelson decrease, $0.3 million was due to exchange rate movements, while $0.5 million of the revenue increase in Botswana was the result of improved trading compared to the prior year.

OEH’s six Asian hotels collectively increased revenues by $0.8 million, or 27%, from $3.1 million in the three months ended June 30, 2007 to $3.9 million in the three months ended June 30, 2008.  This includes a decrease in revenue at The Governors Residence, Yangon, which declined by $0.1 million to $0.1 million following the cyclone that struck the country in May 2008, which resulted in the hotel being closed for part of the quarter.  Excluding The Governors Residence, all of the Asian hotels recorded good revenue growth due to higher average rates without any decline in occupancy.  Exchange rate movements had only a minimal effect on the Asian hotel revenues.

The Rest of the World region RevPAR, on a same store basis, increased by 14% in local currencies in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  This translates to a same store RevPAR increase of 16% when expressed in US dollars.

Hotel Management and Part-Ownership Interests:  Revenue increased by $0.4 million from $2.9 million in the three months ended June 30, 2007 to $3.3 million in the three months ended June 30, 2008.  Revenue earned from the managed hotel in Charleston increased by $0.1 million, or 9%, to $1.7 million for the three months ended June 30, 2008.  Revenue earned from the managed hotels in Peru increased by $0.2 million, or 22%, to $1.1 million for the three months ended June 30, 2008.

Restaurants:  Revenue decreased by $0.3 million, from $5.6 million in the three months ended June 30, 2007 to $5.3 million in the three months ended June 30, 2008.  Revenue at ‘21’ Club in New York fell by $0.5 million, or 10%, to $4.8 million in the three months ended June 30, 2008, due to a reduced volume of corporate events.  Revenue at La Cabana, Buenos Aires, Argentina, increased by $0.2 million, to $0.5 million for the three months ended June 30, 2008.

Trains and Cruises:  Revenue increased by $2.9 million, from $25.2 million in the three months ended June 30, 2007 to $28.1 million in the three months ended June 30, 2008.  Excluding revenue for the Road to Mandalay river cruiseship in Burma, which fell by $0.3 million following the cyclone that struck the country in May 2008, revenue increased by $3.2 million.

Venice Simplon-Orient-Express revenue increased by $2.0 million, or 19%, from $10.4 million for the three months ended June 30, 2008 to $12.4 million for the three months ended June 30, 2008.  Revenues from the day train services operated in the United Kingdom increased by $0.4 million, or 7%, to $6.1 million in the three months ended June 30, 2008.

Real Estate:  All of the real estate revenue in the three months ended June 30, 2008 was in respect of the Porto Cupecoy development, where revenue is recorded using the percentage of completion method.  No condominiums were sold in the quarter.  There was no comparable Cupecoy revenue in the prior year.  In the three months ended June 30, 2007, revenue recorded at Keswick Hall, Virginia, was $0.9 million.  No revenue was recorded at Keswick Hall in the current period.

Depreciation and amortization

Depreciation and amortization increased by $0.5 million, or 5%, from $9.8 million in the three months ended June 30, 2007 to $10.3 million in the three months ended June 30, 2008, primarily due to the effect of capital expenditures incurred during 2007, and the impact of exchange rate movements, particularly in respect of the operations of hotels and trains and cruises outside North America where the functional currency is Euros.

Operating expenses

Operating expenses increased by $13.8 million, or 19%, from $72.0 million in the three months ended June 30, 2007 to $85.8 million in the three months ended June 30, 2008.  As a percentage of revenue, operating expenses increased from 45% of revenue for the three months ended June 30, 2007, to 47% of revenue for the three months ended June 30, 2008.  Exchange rate movements (in particular the year on year devaluation of the US dollar against the Euro) and local wage inflation caused operating costs across Europe to rise compared to the prior year when translated into US dollars.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $7.6 million, or 18%, from $43.2 million in the three months ended June 30, 2007 to $50.8 million in the three months ended June 30, 2008.  The selling, general and administrative expenses incurred in the three months ended June 30, 2008 included costs $2.3 million incurred at the Hotel das Cataratas, Brazil, which OEH began to operate in October 2007.  Excluding these costs, as a percentage of revenue, selling, general and administrative expenses remained at 27% in the current period compared to the three months ended June 30, 2007.  As noted above, the movement of the Euro in particular, but also the British pound and the Brazilian real exchange rates, had a significant impact on the selling, general and administrative costs incurred during the quarter.

Segment EBITDA margins

Three months ended June 30	2008	2007
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$34,190	$31,778
North America	3,325	3,315
Rest of the world	3,633	5,130
Hotel management/part ownership interests	7,736	7,029
Restaurants	920	1,288
	49,804	48,540
Tourist trains and cruises	9,826	8,712
Real estate	(463)	(24)
Central overheads	(7,159)	(7,335)
	$52,008	$49,893

Although segment EBITDA for the quarter increased by 4% from $49.9 million in 2007 to $52.0 million in 2008, segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 2% from 31% for the three months ended June 30, 2007 to 29% for the three months ended June 30, 2008.

The European hotels collectively reported a segment EBITDA of $34.2 million compared to $31.8 million in the same period in 2007.  As a percentage of revenue, the European segment EBITDA margin declined from 31% in the three months ended June 30, 2007 to 30% in the three months ended June 30, 2008.

Segment EBITDA in the North American region was $3.3 million in both the current and prior year periods.  As a percentage of revenue, the segment EBITDA margin declined from 11% in the three months ended June 30, 2007 to 9% in the three months ended June 30, 2008.

Segment EBITDA in the Rest of the World region decreased by $1.5 million from $5.1 million in the three months ended June 30, 2007 to $3.6 million in the three months ended June 30, 2008.  The 2008 segment margin includes the results of Hotel das Cataratas, Brazil, which OEH has operated since October 1, 2007 and which is undergoing refurbishment.  If the results of this hotel are excluded, segment EBITDA for the Rest of the World region increased by $0.1 million, to $5.2 million for the three months ended June 30, 2008.  The segment EBITDA margin for the three months ended June 30, 2008, excluding Hotel das Cataratas, was 16% compared to a margin of 18% for the same period in 2007.

Earnings from operations before net finance costs

Earnings from operations decreased by $0.1 million from a profit of $34.5 million in the three months ended June 30, 2007 to a profit of $34.4 million in the three months ended June 30, 2008, due to the factors described above.

Net finance costs

Net finance costs decreased by $1.0 million, or 9%, from $9.8 million for the three months ended June 30, 2007 to $8.8 million for the three months ended June 30, 2008.  The three months ended June 30, 2007 included a foreign exchange gain of $1.2 million compared to a foreign exchange gain of $2.6 million in the three months ended June 30, 2008.  The foreign exchange gain in the current period arose mainly at the Copacabana Palace Hotel, due to the strengthening of the Brazilian real, compared to the US dollar in the quarter.  Excluding the foreign exchange items, net finance costs increased by $0.6 million, or 5%, from $10.9 million for the three months ended June 30, 2007 to $11.5 million for the three months ended June 30, 2008, due to the impact of higher average borrowings through the current period.

Provision for income taxes

The provision for income taxes increased by $0.9 million, or 11%, from a provision of $8.8 million in the three months ended June 30, 2007 to a provision of $9.7 million in the three months ended June 30, 2008.  As a percentage of earnings before income taxes and earnings from unconsolidated companies, the tax rate in the three months ended June 30, 2008 was 3% higher than the rate in the prior period, at 38%.

The provision for income taxes of $9.7 million for the three months ended June 30, 2008 included a tax provision of $0.5 million in respect of OEH’s FIN 48 liability, compared to a provision of $0.5 million in respect of the FIN 48 liability in the three months ended June 30, 2007.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $1.6 million, or 38%, from $4.2 million in the three months ended June 30, 2007 to $5.8 million in the three months ended June 30, 2008.  This was mainly due to increased earnings from OEH’s investments in Peru, Charleston and Madrid.  The tax cost associated with earnings from unconsolidated companies was $1.4 million in both years.

Loss from discontinued operations

The loss from discontinued operations consisted of the loss from Bora Bora Lagoon Resort which is being held for sale.  The hotel results continued to be below expectations with net loss increasing from $0.5 million for the three months ended June 30, 2007 to $2.3 million for the three months ended June 30, 2008.

Six months Ended June 30, 2008 compared to Six months Ended June 30, 2007

OEH’s operating results for the six months ended June 30, 2008 and 2007, expressed as a percentage of revenue, were as follows:

Six months ended June 30,	2008	2007
	%	%
Revenue
Hotels and restaurants	85	86
Tourist trains and cruises	12	14
Real estate	3	0
	100	100
Expenses
Depreciation and amortization	7	7
Operating	49	47
Selling, general and administrative	32	31
Net finance costs	7	8
Earnings before income taxes	5	7
Provision for income taxes	(2)	(2)
Earnings from unconsolidated companies	3	3
Net earnings from continuing operations	6	8
Net Losses from discontinued operations, net of tax	(1)	(1)
Net earnings as a percentage of revenue	5	7

Segment EBITDA of OEH’s operations for the six months ended June 30, 2008 and 2007 are analyzed as follows (dollars in millions):

Six months ended June 30,	2008	2007

Segment EBITDA:
Owned hotels:
Europe	$30.4	$28.2
North America	10.6	9.4
Rest of the World	16.4	17.2
Hotel management interests	13.0	11.7
Restaurants	1.6	2.2
Tourist trains and cruises	11.4	9.9
Real estate	(1.0)	(0.5)
Central overheads	(14.0)	(13.0)
Total segment EBITDA	$68.4	$65.1

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

Six months ended June 30,	2008	2007

Net earnings	$15.1	$16.0
Add:
Depreciation and amortization	20.6	18.5
Net finance costs	19.7	20.2
Provision for income taxes	6.2	6.0
Loss from discontinued operations, net of tax	4.2	1.7
Share of provision for income taxes of unconsolidated companies	2.6	2.6
Segment EBITDA	$68.4	$65.1

Operating information for OEH’s owned hotels for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008	2007

Average Daily Rate (in dollars)
Europe	772	639
North America	417	396
Rest of the world	283	260
Worldwide	451	408

Rooms Available (in thousands)
Europe	155	154
North America	114	112
Rest of the world	233	198
Worldwide	502	464

Rooms Sold (in thousands)
Europe	83	86
North America	77	73
Rest of the world	144	128
Worldwide	304	287

Occupancy (percentage)
Europe	54	56
North America	68	65
Rest of the world	62	65
Worldwide	61	62

RevPAR (in dollars)
Europe	416	356
North America	282	257
Rest of the world	174	168
Worldwide	273	252
			Change %
Same Store RevPAR (in dollars)			Dollars	Local Currency
Europe	360	298	21%	11%
North America	287	262	10%	10%
Rest of the world	193	171	13%	11%
Worldwide	268	233	15%	11%

Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.  The same store data excludes the following operations:

Hotel Cipriani	Hotel Splendido
Villa San Michele	Hotel Caruso Belvedere
Hôtel de la Cité	La Residencia
El Encanto	Mount Nelson Hotel
Casa de Sierra Nevada	Hotel das Cataratas

Overview

The net earnings for the period were $15.1 million ($0.36 per common share) on revenue of $296.0 million compared with net earnings of $16.0 million ($0.38 per common share) on revenue of $253.7 million in the prior year period.

Revenue

Six months ended June 30,	2008	2007
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$112,813	$98,114
North America	50,390	45,124
Rest of the world	71,607	58,697
Hotel management/part ownership interests	5,825	5,298
Restaurants	10,154	10,938
	250,789	218,171
Tourist trains and cruises	36,721	34,608
Real estate	8,526	847
	$296,036	$253,626

Total revenues increased by $42.4 million, or 17%, from $253.6 million in the six months ended June 30, 2007 to $296.0 million in the six months ended June 30, 2008.  Hotels and restaurants revenue increased by $32.6 million, or 15%, from $218.2 million in the six months ended June 30, 2007 to $250.8 million in the six months ended June 30, 2008.  Tourist trains and cruises revenues increased by $2.1 million, or 6%, from $34.6 million for the six months ended June 30, 2007 to $36.7 million for the six months ended June 30, 2008.  Real estate revenues increased by $7.7 million from $0.8 million for the six months ended June 30, 2007 to $8.5 million for the six months ended June 30, 2008.

The increase in hotel revenue year on year was due primarily to the impact of exchange rate fluctuations in Europe and the Rest of the World region, backed up by increased room rates across the group and additional occupancy in North America, Asia and Russia.

The revenue from restaurants decreased by $0.7 million, or 7%, from $10.9 million in the six months ended June 30, 2007 to $10.2 million in the six months ended June 30, 2008.

Owned hotels:  For owned hotels overall, same store RevPAR in US dollars increased by 15% in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  Measured in local currency this increase in same store RevPAR was 11%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Six months ended June 30,	2008	2007

Average daily rate (in dollars)	772	639
Rooms available (in thousands)	155	154
Rooms sold (in thousands)	83	86
Occupancy (percentage)	54	56
RevPAR (in dollars)	416	356
Same store RevPAR (in dollars)	360	378

Revenue increased by $14.7 million, or 15%, from $98.1 million for the six months ended June 30, 2007 to $112.8 million for the six months ended June 30, 2008.  The Grand Hotel Europe revenues grew by $8.9 million, or 40%, from $22.1 million for the six months ended June 30, 2007 to $31.0 million for the six months ended June 30, 2008.  Of the increased revenue, $6.3 million was due to average rate improvements of 37% coupled with increased occupancy up 5% compared with the prior year.  Exchange rate movements were responsible for the other $2.6 million of revenue growth in the period.

In Italy, revenues at the Hotel Splendido increased by $0.7 million, or 7%, to $11.6 million in the six months ended June 30, 2008, but this was offset by a drop in revenues of $0.5 million at the Villa san Michele and a decrease of $0.2 million at Hotel Cipriani. Revenues at these hotels were $5.3 million and $16.4 million, respectively, in the six months ended June 30,2008.  Revenues at the Hotel Caruso were unchanged at $5.5 million.  Without the positive effect of exchange rate movements in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 of $5.1 million, revenues at the four Italian hotels collectively would have been $5.1 million lower in the current period than in the prior year, reflecting a decline in occupancy of 12% across the four properties.

Revenue at La Residencia increased by $2.0 million, or 37%, from $5.5 million for the six months ended June 30, 2007 to $7.5 million for the six months ended June 30, 2008.  Of the increased revenue, $1.0 million was due to exchange rate movements with $1.0 million of the revenue growth due to average rate improvements and improved occupancy.  Revenue at

Le Manoir aux Quat’Saisons grew by $1.0 million, or 10%, from $10.7 million for the six months ended June 30, 2007 to $11.7 million for the six months ended June 30, 2008.  This revenue increase was solely due to average rate, including non-room revenue, and occupancy improvements.

Revenue at Reids Palace, Madeira increased by $2.0 million, to $13.5 million for the six months ended June 30, 2008, from $11.5 million in the prior year.  Revenues at Lapa Palace, Lisbon and Hotel de la Cite, Carcassonne, increased by $0.4 million and $0.2 million, respectively, to $6.8 million and $3.4 million, respectively, for the six months ended June 30, 2008.  These revenue improvements were all the result of exchange rate movements.  Had the Euro to US dollar exchange rate for the six months ended June 30, 2008 been the same as in the six months ended June 30, 2007, revenues at these three properties collectively would have been $0.5 million lower than the combined revenues of $23.7 million reported in the six months ended June 30, 2007.

On a same store basis across the European hotels, RevPAR in local currency increased by 11% which translates to a 21% increase in US dollars.

North America

Six months ended June 30,	2008	2007

Average daily rate (in dollars)	417	396
Rooms available (in thousands)	114	112
Rooms sold (in thousands)	77	73
Occupancy (percentage)	68	65
RevPAR (in dollars)	282	257
Same store RevPAR (in dollars)	287	262

Revenue increased by $5.3 million, or 12%, from $45.1 million in the six months ended June 30, 2007 to $50.4 million in the six months ended June 30, 2008.  Revenue at Inn at Perry Cabin, Maryland, increased by $0.9 million, or 23% from $4.2 million for the six months ended June 30, 2007 to $5.1 million for the six months ended June 30, 2008.  Windsor Court Hotel in New Orleans recorded a $0.6 million, or 5%, increase in revenue to $13.8 million for the six months ended June 30, 2008.

Revenue at Maroma Resort and Spa, Mexico increased by $1.8 million, or 19%, from $8.9 million for the six months ended June 30, 2007 to $10.7 million for the six months ended June 30, 2008, reflecting average rate improvements of 12% and increased occupancy, up 2% for the six months ended June 30,

2008 compared to the same period in 2007.  Revenue at Casa de Sierra Nevada, Mexico increased by $0.8 million, to $1.7 million in the six months ended June 30, 2008.  Part of the hotel was closed for renovation during the six months ended June 30, 2007.

Revenue at La Samanna, St Martin increased by $1.0 million, or 8%, to $13.8 million in the six months ended June 30, 2008, while revenue at Keswick Hall, Virginia improved by $0.1 million from $5.1 million in the six months ended June 30, 2007 to $5.2 million in the six months ended June 30, 2008.

Across all of the North American properties, on a same store basis RevPAR increased by 10%.  Average occupancy was 68% in the six months ended June 30, 2008, compared to 65% in the same period in 2007.

Rest of the World

Six months ended June 30,	2008	2007

Average daily rate (in dollars)	283	260
Rooms available (in thousands)	233	198
Rooms sold (in thousands)	144	128
Occupancy (percentage)	62	65
RevPAR (in dollars)	174	168
Same store RevPAR (in dollars)	193	171

Excluding Hotel das Cataratas, Brazil, which OEH started to operate on October 1, 2007 and which recorded revenue of $4.9 million in the six months ended June 30, 2008, revenue in the Rest of the World region increased by $8.0 million, or 14% from $58.7 million for the six months ended June 30, 2007 to $66.7 million for the six months ended June 30, 2008.  Revenue at the Copacabana Palace, Brazil increased by $2.9 million, or 16%, to $21.1 million for the six months ended June 30, 2008. All of this increase was due to the effect of exchange rate movements between the Brazilian Real and US dollar.

Revenue at OEH’s two Australian properties increased by $1.5 million, or 14%, from $10.8 million for the six months ended June 30, 2007 to $12.3 million for the six months ended June 30, 2008.  The increase was also all due to exchange rate movements between the Australian and US dollars. Southern Africa revenues increased by $1.0 million to $19.9 million for the six months ended June 30, 2008.  Revenue at the Mount Nelson, Cape Town increased by $0.3 million and increased by $0.1 million at the Westcliff, Johannesburg to $11.1 million and $4.9 million, respectively.  Revenue at Orient-Express Safaris, Botswana, increased by $0.6 million to $3.8 million.

The increased revenue in both South Africa and Botswana was the result of improved trading.  Average rate increases more than compensated for a slight fall in occupancy across the three properties.  Exchange rate movements had a negative impact on revenue, year on year of $1.2 million.  Accordingly, the improvement was $2.2 million for the six months ended June 30, 2008 compared to the prior year.

OEH’s six Asian hotels collectively increased revenues by $2.0 million, or 27%, from $7.2 million in the six months ended June 30, 2007 to $9.2 million in the six months ended June 30, 2008.  This includes a decrease in revenue at The Governors Residence, Yangon, which declined by $0.2 million to $0.5 million following the cyclone that struck the country in May 2008 which resulted in the hotel being closed for part of the quarter.  Excluding The Governors Residence, all of the Asian hotels recorded good revenue growth due to higher average rates, up 42% compared to the prior year, and occupancy, up 4%.  Exchange rate movements had only a minimal effect on the Asian hotel revenues.

The Rest of the World region RevPAR, on a same store basis, increased by 11% in local currencies in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This translates to a same store RevPAR increase of 13% when expressed in US dollars.

Hotel Management and Part-Ownership Interests:  Revenue increased by $0.5 million from $5.3 million in the six months ended June 30, 2007 to $5.8 million in the six months ended June 30, 2008.  Revenue earned from the managed hotel in Madrid increased by $0.2 million, or 24%, to $0.8 million for the six months ended June 30, 2008.  Revenue earned from the managed hotels in Peru increased by $0.3 million, or 21% to $2.1 million for the six months ended June 30, 2008.

Restaurants:  Revenue decreased by $0.8 million, from $10.9 million in the six months ended June 30, 2007 to $10.1 million in the six months ended June 30, 2008.  Revenue at ‘21’ Club in New York fell by $1.0 million, or 9%, to $9.3 million in the six months ended June 30, 2008, due to a reduced volume of corporate events.  Revenues at La Cabana, Buenos Aires, Argentina, increased by $0.2 million, to $0.9 million for the six months ended June 30, 2008.

Trains and Cruises:  Revenue increased by $2.1 million, from $34.6 million in the six months ended June 30, 2007 to $36.7 million in the six months ended June 30, 2008.  Excluding revenues for the Road to Mandalay river cruiseship in Burma, which fell by $0.8 million following the cyclone that struck the country in May 2008, revenues increased by $2.9 million.

Venice Simplon-Orient-Express revenues increased by $2.8 million, or 24%, from $11.4 million for the six months ended June 30, 2008 to $14.2 million for the six months ended June 30, 2008.

Real Estate:  Revenues in the six months ended June 30, 2008 recorded in respect of the Porto Cupecoy development, using the percentage of completion basis, were $8.2 million.  There were no comparable Cupecoy revenues in the prior year.  In the six months ended June 30, 2008, revenues recorded at Keswick Hall, Virginia, were $0.3 million, $0.5 million lower than in the six months ended June 30, 2007.

Depreciation and amortization

Depreciation and amortization increased by $2.1 million, or 11%, from $18.5 million in the six months ended June 30, 2007 to $20.6 million in the six months ended June 30, 2008, primarily due to the effect of capital expenditures incurred during 2007, and the impact of exchange rate movements, particularly in respect of the operations of hotels and trains and cruises outside North America where the functional currency is either Euros or British pounds.

Operating expenses

Operating expenses increased by $25.4 million, or 21%, to $145.5 million in the six months ended June 30, 2008.  As a percentage of revenue, operating expenses increased from 45% of revenue for the six months ended June 30, 2007 to 49% of revenue for the six months ended June 30, 2008.  Exchange rate movements (in particular the year on year devaluation of the US dollar against the Euro) and local wage inflation caused operating costs across Europe to rise compared to the prior year when translated into US dollars.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $17.0 million, or 22%, from $77.6 million in the six months ended June 30, 2007 to $94.6 million in the six months ended June 30, 2008.  The selling, general and administrative expenses incurred in the six months ended June 30, 2008 included costs of $4.5 million incurred at the Hotel das Cataratas, Brazil, which OEH began to operate in October 2007.  Excluding these costs, as a percentage of revenue, selling, general and administrative expenses remained at 31% in the six months ended June 30, 2007 and the six months ended June 30, 2008.  As noted above, the movement of the Euro in particular, but also the British pound and the Brazilian real exchange rates, had a significant impact on the selling, general and administrative costs incurred during the quarter.

Segment EBITDA margins

Six months ended June 30	2008	2007
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$30,446	$28,223
North America	10,625	9,435
Rest of the world	16,380	17,214
Hotel management/part ownership interests	12,954	11,676
Restaurants	1,569	2,156
	71,974	68,704
Tourist trains and cruises	11,369	9,860
Real estate	(960)	(482)
Central overheads	(13,958)	(13,016)
	$68,425	$65,066

Although segment EBITDA for the quarter increased by 5% from $65.1 million in 2007 to $68.4 million in 2008, segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 3% from 26% for the six months ended June 30, 2007 to 23% for the six months ended June 30, 2008.

The European hotels collectively reported a segment EBITDA of $30.4 million compared to $28.2 million in the same period in 2007.  As a percentage of revenue, the European segment EBITDA margin declined from 22% in the six months ended June 30, 2007 to 21% in the six months ended June 30, 2008.

Segment EBITDA in the North American region was $9.4 million in the six months ended June 30, 2007 and increased by $1.2 million to $10.6 million in the six months ended June 30, 2008.  As a percentage of revenue, the segment EBITDA margin declined from 16% in the six months ended June 30, 2007 to 15% in the six months ended June 30, 2008.

Segment EBITDA in the Rest of the World region decreased by $0.8 million from $17.2 million in the six months ended June 30, 2007 to $16.4 million in the six months ended June 30, 2008.  The 2008 segment margin includes the results of Hotel das Cataratas, Brazil, which OEH has operated since October 1, 2007 and which is undergoing refurbishment.  If the Cataratas result (a loss of $1.7 million) is excluded, segment EBITDA for the Rest of the World region increased by $0.9 million, to $18.1 million for the six months ended June 30, 2008.  The segment EBITDA margin for the six months ended June 30, 2008, excluding Hotel das Cataratas, was 27% compared to a margin of 35% for the same period in 2007.

Earnings from operations before net finance costs

Earnings from operations decreased by $2.1 million from a profit of $37.4 million in the six months ended June 30, 2007 to a profit of $35.3 million in the six months ended June 30, 2008, due to the factors described above.

Net finance costs

Net finance costs decreased by $0.5 million, or 2%, from $20.2 million for the six months ended June 30, 2007 to $19.7 million for the six months ended June 30, 2008.  The six months ended June 30, 2007 included a foreign exchange gain of $1.3 million compared to a foreign exchange gain of $4.7 million in the six months ended June 30, 2008.  The foreign exchange gain in the current period arose mainly from US dollar debt at the Grand Hotel Europe, due to the strengthening of the ruble, and gains at the Copacabana Palace Hotel due to strengthening of the Brazilian real.  Excluding the foreign exchange items, net finance costs increased by $3.0 million, or 14%, from $21.4 million for the six months ended June 30, 2007 to $24.4 million for the six months ended June 30, 2008, due to the impact of financing new investments the currency impact of non-US dollar borrowings and higher average borrowings throughout the period compared with the prior year.

Benefit from income taxes

The provision for income taxes increased by $0.2 million, from a provision of $6.0 million in the six months ended June 30, 2007 to a provision of $6.2 million in the six months ended June 30, 2008.  As a percentage of earnings before income taxes and earnings from unconsolidated companies, the tax rate in the six months ended June 30, 2008 was 4% higher than the rate in the prior period, at 39%.

The provision for income taxes of $6.2 million for the six months ended June 30, 2008 included a tax provision of $0.8 million in respect of OEH’s FIN 48 liability, compared to a provision of $0.7 million in respect of the FIN 48 liability in the six months ended June 30, 2007.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $3.4 million from $6.5 million in the six months ended June 30, 2007 to $9.9 million in the six months ended June 30, 2008.  This was mainly due to increased earnings from OEH’s investments in Peru, Charleston and Madrid.  The tax cost associated with earnings from unconsolidated companies was $2.6 million in both years.

Loss from discontinued operations

The loss from discontinued operations consisted of the loss from Bora Bora Lagoon Resort which is being held for sale.  The hotel results continued to be below expectations with net loss increasing from $1.7 million for the six months ended June 30, 2007 to $4.2 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $65.8 million at June 30, 2008, $24.8 million less than the $90.6 million at December 31, 2007.  In addition to this, it had restricted cash of $7.5 million (2007 - $3.8 million) mainly related to the Porto Cupecoy project in St. Martin, which will be released when the next 12.5% phase of construction is completed.  At June 30, 2008, there were undrawn amounts available to OEH under committed short-term lines of credit of $16.8 million and undrawn amounts available to OEH under secured revolving credit facilities of $28.5 million, bringing total cash availability at June 30, 2008 to $111.1 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $17.5 million at June 30, 2008, a decrease of $17.8 million from a balance of $35.3 million at December 31, 2007.  The main factor that contributed to the decrease in working capital was the increased use of cash for financing capital projects.

Cash Flow

Operating Activities.  Net cash provided by operating activities decreased by $3.1 million from $25.4 million for the six months ended June 30, 2007 to $22.3 million for the six months ended June 30, 2008.  This was mainly due to the cash used at Bora Bora Lagoon Resort and movements in working capital balances.

Investing Activities.  Cash used in investing activities decreased by $7.6 million to $58.1 million for the six months ended June 30, 2008, compared to $65.7 million for the six months ended June 30, 2007.

This was mainly due to the lower acquisitions and investments.   Current six months acquisitions of $3.3 million included the acquisition of the 20% minority interest in Casa de Sierra Nevada, and the La Samanna spa acquisition.  The 2007 acquisitions included the final payment for the Grand Hotel Europe, La Residence d’Angkor minority interest acquisition, acquisitions of Afloat in France and the Royal Scotsman, acquisition of internet website intangible assets, and investments in Buzios.

Capital expenditure of $50.2 million included $6.9 million of Hotel Cipriani refurbishment, $6.4 million of Grand Hotel Europe refurbishment, $6.0 million of El Encanto construction costs, $4.1 million of construction of assets at Cupecoy, $2.4 million at Hotel das Cataratas, $2.2 million at La Residencia, as well as smaller capital expenditures across many other properties.

The $3.7 million increase in restricted cash represented the net movement in the escrow account used in the Cupecoy property development.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2008 was $10.9 million compared to $47.3 million for the six months ended June 30, 2007, a decrease of $36.4 million.  The main factor that contributed to this decrease was the repayment of a number of working capital facilities undertaken during 2008 to reduce interest costs.

Capital Commitments.  There were $128.1 million of capital commitments outstanding as of June 30, 2008 relating mainly to investments in owned hotels and the Porto Cupecoy property development, and the purchase of land and a building adjoining ‘21’ Club, New York.

Indebtedness

At June 30, 2008, OEH had $835.2 million of long-term debt secured by assets, including the current portion, which is repayable over periods of 1 to 11 years with a weighted average maturity of 3.9 years and a weighted average interest rate of 5.54%.  See Note 8 to the financial statements regarding the maturity of long-term debt.

Approximately 55% of the outstanding principal was drawn in European euros and the balance primarily in US dollars.  At June 30, 2008, 58% of borrowings of OEH were in floating interest rates.

Liquidity

OEH’s capital commitments, as reported above, amount to $128.1 million.  In addition, OEH has signed letters of intent that would result in additional commitments, initially amounting to $59 million, including $40 million relating to OEH’s planned New York hotel project, and $19 million for certain hotel developments with The Related Group, a prominent real estate developer in the United States and Latin America.  OEH is currently discussing with its advisors on the most appropriate way of financing these additional commitments.  Options available to OEH include raising additional debt at property level, issuing debt instruments, issuing equity, or a combination of any of the foregoing.

OEH expects to have available cash from operations and appropriate debt finance sufficient to fund its working capital requirements, committed capital expenditures, committed acquisitions and debt service for the foreseeable future.

Recent Accounting Pronouncements

As of June 30, 2008, the Company’s adoption of recent accounting pronouncements, which are described in Note 1 to the financial statements in the Company’s 2007 Form 10-K annual report, has not changed from December 31, 2007, except for adoption of SFAS No. 157 and 159 as described in Note 1(a) to the financial statements in this report and except as follows:

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on US dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $3,300,000 on an annual basis based on borrowings at June 30, 2008. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first six months of 2008 from those described in the Company’s 2007 Form 10-K annual report.

ITEM 4.  Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2008 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4.          Submission of Matters to a Vote of Security Holders

The Company convened and held an annual general meeting of shareholders on June 4, 2008.  The holders of Class A and B common shares, voting together, elected directors of the Company and appointed Deloitte & Touche LLP as the Company’s independent auditor.  A brief description of each matter and the number of votes on each matter are as follows:

(1)                                  Election of seven directors, to constitute the entire Board of Directors, serving until the 2009 annual general meeting:

Authority

Name

For

Withheld

J.D. Campbell

20,269,879

1,331,538

J.B. Hurlock

20,821,392

780,025

P.M. Leith

20,298,459

1,302,958

J.R. Lovejoy

20,821,216

780,201

G.R. Rafael

20,821,458

779,959

J.B. Sherwood

20,312,167

1,289,250

P.M. White	20,323,440	1,277,977

(2)                                  Appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm, and authorization of the Board’s Audit Committee to fix Deloitte’s remuneration:  For 20,994,103, Against 269,247, and Abstain 338,067.

ITEM 5.          Other Information

At the June 4, 2008 annual general meeting of the Company, a shareholder read a statement and delivered a letter challenging the Company’s corporate governance structure as it relates to the ownership and voting of the Class B common shares.  This shareholder and another shareholder further challenged the Company’s corporate governance structure in a letter to the Board of Directors dated July 24, 2008.

The Company responded to these shareholders by letter dated August 1, 2008.  In this letter, the Company expressed its strong disagreement with the shareholders’ suggestion that the corporate governance structure is not permissible by law.  The Company also stated that its corporate governance structure has been thoroughly analyzed by legal counsel and the Company is confident that the structure is valid and proper under Bermuda law.  The Company further stated that its corporate governance structure has been in place since the Company became a public company in 2000, has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the Company’s shares.

On August 4, 2008, the Company received a letter from these shareholders reiterating their objections to the Company’s corporate governance structure and expressing an intent to deliver a requisition calling for a special shareholders meeting to give the holders of the Class A common shares the opportunity to express their views on whether the Company’s current governance structure should be revised.

To date, the Company has not received any such requisition, and no further developments with respect to this matter have occurred.  The Company strongly believes that this challenge is without merit and that its corporate governance structure fully complies with Bermuda law.

ITEM 6.  Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President — Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 11, 2008

EXHIBIT INDEX

3.1                               —                                   Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2                                 —                                   Bye-Laws of the Company, filed as Exhibit 3 to the Company’s Form 8-K Current Report on June 20, 2007 and incorporated herein by reference.

3.3                                 —                                   Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4                                 —                                   Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference.

31                                    —                                   Rule 13a-14(a)/15d-14(a) Certifications.

32                                    —                                   Section 1350 Certification.