Form 10-Q
period 2008-09-30
ORIENT EXPRESS HOTELS LTD
filed 2008-11-10
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

( X )	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008 or

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of October 31, 2008, 42,469,500 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.       Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)
	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Cash and cash equivalents	$58,915	$90,565
Restricted cash	10,438	3,800
Accounts receivable, net of allowances of $1,037 and $1,292	66,710	63,673
Due from related parties	26,329	30,406
Prepaid expenses and other	20,663	16,115
Inventories	47,027	45,756
Assets of discontinued operations held for sale	41,802	54,417
Real estate assets	53,189	57,157
Total current assets	325,073	361,889

Property, plant and equipment, net of accumulated depreciation of $260,953 and $268,297	1,302,493	1,273,956
Investments	159,622	147,539
Goodwill	131,753	133,497
Other intangible assets, net	21,607	21,660
Other assets	46,243	49,896
	$1,986,791	$1,988,437
Liabilities and Shareholders’ Equity
Working capital facilities	$48,877	$64,419
Accounts payable	28,710	30,132
Accrued liabilities	75,581	61,224
Deferred revenue	46,891	35,545
Liabilities of discontinued operations held for sale .	5,045	5,619
Current portion of long-term debt and capital leases .	122,509	127,795
Total current liabilities	327,613	324,734

Long-term debt and obligations under capital leases	668,092	658,615
Liability for pension benefit	6,104	6,935
Other liabilities	4,659	4,731
Deferred income taxes	114,385	119,112
Liability for uncertain tax positions	24,192	24,025
	1,145,045	1,138,152
Commitments and contingencies
Minority interest	2,022	1,754

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	-	-
Class A common shares $0.01 par value (120,000,000 shares authorized): Issued – 42,469,500 (2007 – 42,456,000)	425	424

Class B common shares $0.01 par value (120,000,000 shares authorized): Issued – 18,044,478 (2007 – 18,044,478)	181	181

Additional paid-in capital	517,711	515,307
Retained earnings	320,689	302,369
Accumulated other comprehensive income	899	30,431
Less: reduction due to class B common shares owned by a subsidiary – 18,044,478 (2007 – 18,044,478)	(181)	(181)
Total shareholders’ equity	839,724	848,531
	$1,986,791	$1,988,437

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2008	2007
(Dollars in thousands, except per share amounts)

Revenue	$178,429	$178,875

Expenses:
Depreciation and amortization	9,838	9,944
Operating	83,243	86,217
Selling, general and administrative	51,225	43,179
Total expenses	144,306	139,340

Gain on disposal of fixed assets	-	2,312

Earnings from operations	34,123	41,847

Interest expense, net	(11,588)	(12,629)
Foreign currency, net	(2,522)	(1,474)
Net finance costs	(14,110)	(14,103)

Earnings before income taxes and earnings from unconsolidated companies	20,013	27,744

Provision for income taxes	(6,686)	(11,079)

Earnings before earnings from unconsolidated companies	13,327	16,665

Earnings from unconsolidated companies, net of tax	4,224	5,630

Net earnings from continuing operations	17,551	22,295

(Losses)/earnings from discontinued operations, net of tax	(11,172)	258

Net earnings	$6,379	$22,553

Net earnings per share, basic:
Net earnings from continuing operations	$0.41	$0.52
Net (losses)/earnings from discontinued operations	(0.26)	0.01
Net earnings	$0.15	$0.53

Net earnings per share, diluted:
Net earnings from continuing operations	$0.41	$0.52
Net (losses)/earnings from discontinued operations	(0.26)	0.01
Net earnings	$0.15	$0.53

Dividends per share	$0.025	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Nine months ended September 30,	2008	2007
(Dollars in thousands, except per share amounts)

Revenue	$474,465	$432,501

Expenses:
Depreciation and amortization	30,404	28,476
Operating	228,732	206,287
Selling, general and administrative	145,872	120,769
Total expenses	405,008	355,532

Gain on disposal of fixed assets	-	2,312

Earnings from operations	69,457	79,281

Interest expense, net	(35,978)	(34,077)
Foreign currency, net	2,140	(221)
Net finance costs	(33,838)	(34,298)

Earnings before income taxes and earnings from unconsolidated companies	35,619	44,983

Provision for income taxes	(12,851)	(17,110)

Earnings before earnings from unconsolidated companies	22,768	27,873

Earnings from unconsolidated companies, net of tax	14,129	12,167

Net earnings from continuing operations	36,897	40,040

Losses from discontinued operations, net of tax	(15,392)	(1,465)

Net earnings	$21,505	$38,575

Net earnings per share, basic:
Net earnings from continuing operations	$0.87	$0.95
Net losses from discontinued operations	(0.36)	(0.04)
Net earnings	$0.51	$0.91

Net earnings per share, diluted:
Net earnings from continuing operations	$0.87	$0.94
Net losses from discontinued operations	(0.36)	(0.03)
Net earnings	$0.51	$0.91

Dividends per share	$0.075	$0.075

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net earnings from continuing operations	$36,897	$40,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,404	28,476
Amortization of finance costs	2,426	2,346
Undistributed earnings of affiliates	(9,241)	(6,679)
Dividends received from unconsolidated companies	4,140	1,763
Stock–based compensation	2,212	884
Change in deferred tax	(793)	8,676
Losses/(gains) from disposals of fixed assets	560	(2,856)
Other non-cash items	(39)	(136)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(12,842)	(24,966)
Increase in inventories	(2,471)	(5,620)
Increase in real estate assets held for sale	(26,402)	(9,749)
Increase in payables, accrued liabilities and deferred revenue	33,349	22,606

Total adjustments	21,303	14,745

Net cash provided by operating activities from continuing operations	58,200	54,785
Net cash used in operating activities from discontinued operations	(4,166)	(552)

Net cash provided by operating activities	54,034	54,233

Cash flows from investing activities:
Capital expenditures	(79,300)	(76,211)
Acquisitions and investments, net of cash acquired	(3,261)	(18,747)
Increase in restricted cash	(6,638)	(2,243)
Proceeds from sale of fixed assets and investments	158	3,683

Net cash used in investing activities from continuing operations	(89,041)	(93,518)
Net cash used in investing activities from discontinued operations	(1,407)	(1,670)

Net cash used in investing activities	(90,448)	(95,188)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2008	2007
(Dollars in thousands)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	31,514	47,681
Stock options exercised	193	3,958
Issuance of long-term debt	4,659	27,537
Principal payments under long-term debt	(26,663)	(33,312)
Payment of common share dividends	(3,185)	(3,177)

Net cash provided by financing activities	6,518	42,687

Effect of exchange rate changes on cash and cash equivalents	(1,966)	1,929

Net (decrease)/increase in cash and cash equivalents	(31,862)	3,661

Cash and cash equivalents at beginning of period (includes $360 (2008), $1,422 (2007) of discontinued operations cash)	90,925	79,318

Cash and cash equivalents at end of period (includes $148 (2008), $246 (2007) of discontinued operations cash)	$59,063	$82,979

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Shareholders’ Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)

Balance, January 1, 2007	$-	$422	$181	$509,762	$301,785	$(4,973)	$(181)
FIN48 liabilities	-	-	-	-	(28,820)	-	-
Stock-based compensation	-	-	-	884	-	-	-
Stock options exercised	-	2	-	3,956	-	-	-
Dividends on common shares	-	-	-	-	(3,177)	-	-
Comprehensive income:
Net earnings	-	-	-	-	38,575	-	-	$38,575
Other comprehensive income	-	-	-	-	-	32,434	-	32,434
								$71,009
Balance, September 30, 2007	$-	$424	$181	$514,602	$308,363	$27,461	$(181)

Balance, January 1, 2008	$-	$424	$181	$515,307	$302,369 *	$30,431	$(181)
Stock-based compensation	-	-	-	2,212	-	-	-
Stock options exercised	-	1	-	192	-	-	-
Dividends on common shares	-	-	-	-	(3,185)	-	-
Comprehensive income:
Net earnings	-	-	-	-	21,505	-	-	$21,505
Other comprehensive loss	-	-	-	-	-	(29,532)	-	(29,532)
								$(8,027)
Balance, September 30, 2008	$-	$425	$181	$517,711	$320,689	$899	$(181)

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

The accounting policies used in preparing these financial statements are the same as those applied in the prior year except for the presentation of restricted cash, the implementation of accounting for performance-based share awards, the adoption of SFAS No. 157 and 159, the reclassification of certain real estate assets, and the accounting for hedges of net investments in foreign operations, in the nine months ended September 30, 2008.

Restricted cash

In the statements of condensed consolidated cash flows for the nine months ended September 30, 2008 and nine months ended September 30, 2007, changes in restricted cash balances have been reported in investing activities.  The restricted cash of $3,800,000 at December 31, 2007 has been reclassified from cash and cash equivalents.

Performance stock-based compensation accounting policy

Under its 2007 performance share plan, the Company granted share-based payment awards with performance and market conditions to certain employees during the nine months ended September 30, 2008.

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

The Company adopted SFAS No. 157 effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2 described below.  There was no material impact on the Company’s financial statements from the adoption of the standard.  The following table summarizes the valuation of OEH’s assets and liabilities by the SFAS No. 157 fair value hierarchy at September 30, 2008 (dollars in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3	Total

Assets at fair value:
Derivative financial instruments	$-	$2,678	$-	$2,678
Total assets	$-	$2,678	$-	$2,678

Liabilities at fair value:
Derivative financial instruments	$-	$1,945	$-	$1,945
Total liabilities	$-	$1,945	$-	$1,945

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

SFAS 159

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which had no material impact on the Company’s financial statements.

Reclassification of real estate assets

As at September 30, 2008, OEH has reclassified the villas under construction at La Samanna in St. Martin in the amount of $32,340,000 from real estate assets to owned fixed assets, as it has been decided not to market the villas actively for sale, but to operate them as part of the adjacent hotel.

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

(b) Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended September 30,	2008	2007

Basic	42,469	42,444
Effect of dilution	90	197
Diluted	42,559	42,641

Nine months ended September 30,	2008	2007

Basic	42,468	42,367
Effect of dilution	135	184
Diluted	42,603	42,551

For the three months ended September 30, 2008 and 2007, the anti-dilutive effect of stock options on 180,139 and 7,773 class A common shares, respectively, was excluded from the computation of diluted earnings per share.  For the nine months ended September 30, 2008 and 2007, the anti-dilutive effect of stock options on 66,935 and 3,491 class A common shares, respectively, was excluded from the computation of diluted earnings per share.

(c)  Dividends

On January 4, April 4 and July 3, 2008, the Company declared a dividend of $0.025 per common share payable February 5, May 5 and August 4, 2008, respectively, to shareholders of record on January 22, April 21 and July 18, 2008, respectively.

(d)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees amounting to $3,078,000 and $3,474,000 for the three months ended September 30, 2008 and 2007, respectively, and $9,082,000 and $9,203,000 for the nine months ended September 30, 2008 and 2007, respectively.

2.             Discontinued operations

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as a discontinued operation for all the interim periods presented.

Summarized operating results of the hotel are as follows (dollars in thousands):

Three months ended September 30,	2008	2007

Revenue	$3,162	$4,036
Gain from discontinued operations before impairment loss	$828	$258
Impairment loss	(12,000)	-
Net (loss)/gain from discontinued operations	$(11,172)	$258

Nine months ended September 30,	2008	2007

Revenue	$7,078	$8,690
Loss from discontinued operations before impairment loss	$(3,392)	$(1,465)
Impairment loss	(12,000)	-
Net loss from discontinued operations	$(15,392)	$(1,465)

Due to an increase in competition and other market factors, operating profits and cash flows of the Bora Bora Lagoon Resort were lower than expected in 2007 and previous years, which gave rise to an impairment of goodwill and long-lived assets in the amount of $3,891,000 and $10,101,000, respectively, recorded in the quarter ended December 31, 2007.  In 2008 the operating results and future outlook have further deteriorated, so that an additional impairment of fixed assets in the amount of $12,000,000 has been recognized in the three months ended September 30, 2008.  The fair value of the investment was estimated by management based on current price negotiations for the sale of the business and considering other market factors.

Assets and liabilities of the hotel have been classified as held for sale and consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007

Current assets	$3,701	$3,686
Other assets	3,104	3,121
Property, plant and equipment, net of depreciation	32,679	45,091
Goodwill	2,318	2,519
Total assets held for sale	$41,802	$54,417
Liabilities held for sale	$(5,045)	$(5,619)

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

The following table summarizes the preliminary fair values of the assets acquired at the date of acquisition (dollars in thousands):

April 1, 2008

Inventory	$10
Property, plant and equipment	10
Goodwill	630
Other intangible assets	-
Total assets acquired	650
Total liabilities assumed	-
Net assets acquired	$650

Cash consideration	$650

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

4.             Investments

Investments include equity interests in and advances to unconsolidated companies.

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

		September 30, 2008	December 31, 2007

Current assets		$55,752	$60,890

Property, plant and equipment, net		376,835	358,708
Other assets		54,087	51,376
Total assets		$486,674	$470,974

Current liabilities		$49,148	48,710
Long-term debt		250,981	246,420
Other liabilities		101,539	97,663
Total shareholders’ equity		85,006	78,181
Total liabilities and shareholders’ equity		$486,674	$470,974

Three months ended September 30,		2008	2007

Revenue		$51,629	$47,941
Earnings from operations before net finance costs		$9,356	$10,672
Net earnings		$634	$1,948

Nine months ended September 30,		2008	2007

Revenue		$159,851	$141,328
Earnings from operations before net finance costs		$34,675	$29,787
Net earnings		$8,584	$4,704

5.	Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

		September 30, 2008	December 31, 2007

Land and buildings		$1,125,556	$1,074,059
Machinery and equipment		209,706	205,873
Fixtures, fittings and office equipment		214,922	220,664
River cruiseship and canalboats		13,262	19,600
		1,563,446	1,520,196
Less: accumulated depreciation		(260,953)	(246,240)
		$1,302,493	$1,273,956

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	September 30, 2008	December 31, 2007

Freehold and leased land and buildings	$17,465	$17,948
Machinery and equipment	2,625	2,573
Fixtures, fittings and office equipment	1,578	1,654
	21,668	22,175
Less: accumulated depreciation	(3,163)	(2,953)
	$18,505	$19,222

6.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total

Balance as of January 1, 2008	$124,909	$8,588	$133,497
Goodwill acquired during the year/(prior year estimates adjusted)	1,625	-	1,625
Foreign currency translation adjustment	(3,048)	(321)	(3,369)
Balance as at September 30, 2008	$123,486	$8,267	$131,753

7.	Other intangible assets
(Dollars in thousands)

	September 30, 2008
Amortized intangible assets	Carrying amount	Accumulated amortization

Favorable lease	$13,001	$(775)
Internet sites	2,136	(130)
Total	$15,137	$(905)

Unamortized intangible assets
Tradename	$7,375

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended September 30, 2008 was $89,000 (2007 - $87,000).  Amortization expense for the nine months ended September 30, 2008 was $259,000 (2007 - $325,000).  Estimated amortization expense for each of the years ended December 31, 2008 to December 31, 2012 is $340,000.

8.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	September 30, 2008	December 31, 2007

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.45% and 5.77%, respectively, primarily based on LIBOR	$776,479	$767,916

Loan secured by river cruiseship, payable over 3 years, with a weighted interest rate of 7.48% at December 31, 2007 based on LIBOR	–	2,500
Obligations under capital lease	14,122	15,994
	790,601	786,410
Less: current portion	(122,509)	(127,795)
	$668,092	$658,615

The carrying value of the debt is equal to its fair value.

Of the current portion of long-term debt, $88,882,000 (December 31, 2007 - $45,140,000) related to revolving facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Certain credit agreements of OEH have restrictive covenants.  At September 30, 2008, OEH was in compliance with these covenants, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated €190,000,000 loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2008 (dollars in thousands):

Year ending December 31,

2009	$9,228
2010	51,103
2011	387,802
2012	96,236
2013 and thereafter	123,723
$668,092

9.             Other liabilities

Other liabilities are $1,379,000 of deferred consideration in respect of the acquisition of land next to Maroma Resort and Spa after discounting to present value, $2,058,000 of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint venture operation (see Note 18), and $1,222,000 in respect of interest rate swaps (see Note 17).

10.          Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended September 30, 2008 of $6,686,000 compared to a provision of $11,079,000 for the corresponding period in 2007. OEH’s current tax cost for the three months ended September 30, 2008 is $9,502,000 compared to a cost of $4,226,000 in 2007.

Cumulatively, OEH recorded a tax provision for the nine months ended September 30, 2008 of $12,851,000 compared to a provision of $17,110,000 for the corresponding nine months in 2007. OEH’s current tax cost for the nine months ended September 30, 2008 is $15,377,000 compared to a cost of $10,058,000 in 2007.

OEH’s tax charge for the three months ended September 30, 2008 included a tax charge of $54,000 in respect of the provision under FASB interpretation No. 48, “Accounting for Uncertainty of Income Taxes” (FIN 48), of which $46,000 relates to interest and penalty costs associated with the uncertain tax positions.  OEH’s tax charge of $12,851,000 for the nine months ended September 30, 2008 included a tax charge of $862,000 in respect of the FIN 48 provision, including a charge of $744,000 that related to the potential interest and penalty costs.

As at September 30, 2008, OEH recognized $24,192,000 (December 31, 2007 - $24,025,000) provision in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by approximately $10,000,000 to $18,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated subsidiaries are reported net of tax in the statements of condensed consolidated operations. The applicable tax provision in the three months ended September 30, 2008 was $1,574,000 compared to a provision of $1,152,000 in the corresponding period in 2007. The cumulative tax provision applicable to unconsolidated subsidiaries in the nine months ended September 30, 2008 was $4,194,000 compared to a provision of $3,715,000 in the corresponding period in 2007.

11.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended September 30,	2008	2007

Service cost	$-	$-
Interest cost	296	296
Expected return on plan assets	(282)	(273)
Amortization of net loss	114	143
Net periodic benefit cost	$128	$166

Nine months ended September 30,	2008	2007

Service cost	$-	$-
Interest cost	917	870
Expected return on plan assets	(872)	(803)
Amortization of net loss	354	419
Net periodic benefit cost	$399	$486

As reported in Note 10 to the financial statements in the Company’s 2007 Form 10-K annual report, OEH expected to contribute $1,385,000 to its defined benefit pension plan in 2008.  As of September 30, 2008, $1,028,000 of contributions had been made.  OEH anticipates contributing an additional $357,000 to fund its pension plans in 2008 for a total of $1,385,000.

12.          Supplemental cash flow information

(Dollars in thousands)

Nine months ended September 30,	2008	2007

Cash paid for:
Interest	$36,262	$35,415
Income taxes	$12,820	$7,494

In conjunction with acquisitions (see Note 3) liabilities were assumed as follows (dollars in thousands):

Nine months ended September 30,	2008	2007

Fair value of assets acquired	$3,261	$19,661
Cash paid	(3,261)	(18,747)
Liabilities assumed	$—	$914

Restricted cash

Restricted cash of $10,438,000 as at September 30, 2008 and $3,800,000 as at December 31, 2007 consisted mainly of the Porto Cupecoy escrow account.  Cash received for residential condominium purchases at Cupecoy is held in escrow.  Most of the escrow account cash is released into OEH’s current bank account when the next phase of construction is completed.  At September 30, 2008, Porto Cupecoy escrow account balance amounted to $9,871,000 (December 31, 2007 - $3,800,000).

13.          Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income are as follows (dollars in thousands):

	September 30, 2008	December 31, 2007

Foreign currency translation adjustments	$9,197	$38,191
Derivative financial instruments	192	730
Additional minimum pension liability, net of tax	(8,490)	(8,490)
	$899	$30,431

The components of comprehensive income are as follows (dollars in thousands):

Nine months ended September 30,	2008	2007

Net earnings	$21,505	$38,575
Foreign currency translation adjustments	(28,994)	30,841
Change in fair value of derivatives	(538)	1,593
Comprehensive (loss)/income	$(8,027)	$71,009

14.          Commitments

Outstanding contracts to purchase fixed assets were approximately $122,628,000 at September 30, 2008 (December 31,

2007 - $102,361,000).

15.          Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2007 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development.  Segment performance is evaluated based upon segment net earnings before interest, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended September 30,	2008	2007
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$91,622	$86,728
	– North America	16,729	17,908
	– Rest of world	33,437	28,284
	Hotel management/part ownership interests	2,426	2,279
	Restaurants	3,337	3,439
		147,551	138,638
	Tourist trains and cruises	27,424	26,164
	Real estate	3,454	14,073
		$178,429	$178,875

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$4,612	$4,216
	– North America	1,922	1,969
	– Rest of world	2,272	2,494
	Restaurants	266	282
		9,072	8,961
	Tourist trains and cruises	766	983
		$9,838	$9,944

	Segment EBITDA:
Owned hotels	– Europe	$36,549	$38,254
	– North America	(1,532)	944
	– Rest of world	6,681	6,497
	Hotel management/part ownership interests	4,664	5,757
	Restaurants	(432)	(237)
	Tourist trains and cruises	10,247	9,555
	Real estate	(223)	3,160
	Central overheads	(6,195)	(7,669)
	Gain on disposal of fixed assets	-	2,312
		$49,759	$58,573

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$49,759	$58,573
	Less:
	Depreciation and amortization	9,838	9,944
	Interest expense, net	11,588	12,629
	Foreign currency, net	2,522	1,474
	Provision for income taxes	6,686	11,079
	Share of provision for income taxes of unconsolidated companies	1,574	1,152
	Earnings from continuing operations	$17,551	$22,295

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$1,228	$2,968
	Tourist trains and cruises	2,996	2,662
		$4,224	$5,630

	Nine months ended September 30,	2008	2007
	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$204,435	$184,842
	– North America	67,119	63,032
	– Rest of world	105,044	86,981
	Hotel management/part ownership interests	8,251	7,577
	Restaurants	13,491	14,377
		398,340	356,809
	Tourist trains and cruises	64,145	60,772
	Real estate	11,980	14,920
		$474,465	$432,501

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$14,200	$11,923
	– North America	5,764	5,519
	– Rest of world	6,938	7,246
	Restaurants	828	743
		27,730	25,431
	Tourist trains and cruises	2,674	3,045
		$30,404	$28,476

	Segment EBITDA:
Owned hotels	– Europe	$66,995	$66,477
	– North America	9,093	10,379
	– Rest of world	23,061	23,711
	Hotel management/part ownership interests .	17,618	17,433
	Restaurants	1,137	1,919
	Tourist trains and cruises	21,616	19,415
	Real estate	(1,183)	2,678
	Central overheads	(20,153)	(20,685)
	Gain on disposal of fixed assets	-	2,312
		$118,184	$123,639
	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$118,184	$123,639
	Less:
	Depreciation and amortization	30,404	28,476
	Interest expense, net	35,978	34,077
	Foreign currency, net	(2,140)	221
	Provision for income taxes	12,851	17,110
	Share of provision for income taxes of unconsolidated companies	4,194	3,715
	Earnings from continuing operations	$36,897	$40,040

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$7,288	$7,550
	Tourist trains and cruises	6,841	4,617
		$14,129	$12,167

Nine months ended September 30,		2008	2007

Capital expenditure:
Owned hotels	– Europe	$28,637	$27,896
	– North America	17,465	29,127
	– Rest of world	18,263	11,521
Restaurants		544	723
Tourist trains and cruises		3,145	2,967
Real estate		11,253	3,977
		$79,307	$76,211

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended September 30,	2008	2007

Revenue:
Europe	$117,383	$111,330
North America	24,850	36,064
Rest of world	36,196	31,481
	$178,429	$178,875

Nine months ended September 30,	2008	2007

Revenue:
Europe	$263,451	$240,806
North America	96,624	95,143
Rest of world	114,390	96,552
	$474,465	$432,501

16.          Stock-based awards with performance/market criteria

On March 3, 2008, the Company granted to nine employees share-based awards with performance and market conditions covering a total of 29,765 class A common shares under its 2007 performance share plan.  The shares will be issued after three years from the grant date upon payment of a nominal amount, provided performance and market criteria set forth in the awards are met.  All of these awards were outstanding at September 30, 2008.

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

The fair value of the awards with performance and market conditions granted in the nine months ended September 30, 2008 was $568,000 (2007 - $nil).  The weighted-average grant date fair value of the performance-based part of the awards was $51.95 per share and of the market-based part of the awards $31.60 per share.  The assumptions used in the Monte Carlo valuation model were:

Expected share price volatility	33.1%
Risk-free interest rate	1.76%
Expected annual dividends per share	$0.10
Expected life of awards	3 years

Expected volatility is based on historical volatility of the Company’s class A common share price and other factors.  The term of awards represents the period of time they are expected to be outstanding, based on historical data.  The risk-free rate for periods within the vesting period of the awards is based on the US Treasury yield curve in effect at the time of grant.

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

Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge from inception and, therefore, changes in the fair value of this swap have been recorded within interest expense of $403,000 loss for the three months ended September 30, 2008 (2007 - $250,000), and $184,000 loss for the nine months ended September 30, 2008 (2007 - $396,000 gain).

The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective December 31, 2006.  This swap is expected to be, and has been, highly effective in off-setting exposures from fluctuations in interest rates.  The movements recorded in other comprehensive income were $2,270,000 loss for the three months ended September 30, 2008 (2007 - $1,036,000), and $215,000 loss for the nine months ended September 30, 2008 (2007 - $1,410,000 gain).  The ineffective portion recorded in earnings was $190,000 loss for the three months ended September 30, 2008 (2007 - $77,000), and $311,000 loss for the nine months ended September 30, 2008 (2007 - $28,000).

In October 2007, OEH entered into five-year interest rate swap agreements for the notional amounts of $10,000,000 and $20,000,000 that limit the exposure from interest rate fluctuations of US dollar debt to a fixed rate level.

The swaps have been designated and qualified as cash flow hedges of the floating rate debt effective since October 18, 2007.  These swaps are expected to be, and have been, highly effective.  The movements recorded in other comprehensive income were $457,000 loss for the three months ended September 30, 2008 (2007 - $nil), and $377,000 loss for the nine months ended September 30, 2008 (2007 - $nil).

In April 2008, OEH entered into six different three- to five-year interest rate swap agreements for the total notional amount of $151,000,000, amortizing to $96,800,000, that limit the exposure from interest rate fluctuations of US dollar debt to a fixed rate level.

The swaps have been designated and have qualified as cash flow hedges of the floating rate debt effective since April 29, 2008.  These swaps are expected to be, and have been, highly effective.  The movements recorded in other comprehensive income were $959,000 loss for the three months ended September 30, 2008 (2007 - $nil) and $126,000 gain for the nine months ended September 30, 2008 (2007 - $nil).

Of the existing losses at September 30, 2008, approximately $656,000 will be reclassified into earnings in the next 12 months, assuming no further changes in fair value of the contracts.

To comply with the provision of SFAS No. 157, OEH incorporates credit valuation adjustments to reflect appropriately both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of non-performance risks, OEH has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

At September 30, 2008 and December 31, 2007, the fair values of the outstanding interest rate swaps were as follows (dollars in thousands):

	September 30, 2008
Derivative Name	Current asset	Non- current asset	Current liability	Non- current liability
Euro swap €75 million	$861	$798	$–	$–
Euro swap €24.7 million	210	138	–	–
USD swap $10 million	–	–	99	359
USD swap $20 million	–	–	192	748
USD swaps $151 million	160	511	432	115
	$1,231	$1,447	$723	$1,222

	December 31,2007
Derivative Name	Current asset	Non- current asset	Current liability	Non- current liability
Euro swap €75 million	$627	$1,660	$–	$–
Euro swap €24.7 million	199	347	–	–
USD swap $10 million	–	–	–	337
USD swap $20 million	–	–	–	685
USD swaps $151 million	–	–	–	–
	$826	$2,007	$–	$1,022

The fair values of the swaps were accounted for as accounts receivable, other non-current assets, accrued liabilities and other long-term liabilities.

Net investment hedges

OEH designated its Euro-denominated revolving indebtedness as a net investment hedge of long-term investments in its Euro-functional subsidiaries.  The amount of gains and losses related to the effective portion of the net investment hedge, net of tax, recorded in other comprehensive income was $36,000 gain for the three months ended September 30, 2008 (2007 - $nil) and $5,479,000 loss for the nine months ended September 30, 2008 (2007 - $nil).  There has been no ineffective portion of the hedge.

18.  Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due to OEH by Eastern and Oriental Express Ltd. at September 30, 2008 was $1,891,000 (December 31, 2007 - $1,330,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method) and has made loans to the hotel-owning company.  The carrying value of investments in the hotel, which include equity investments and loans, amounted to $70,552,000 at September 30, 2008 (December 31, 2007 - $60,550,000).  For the three months ended September 30, 2008, OEH earned $875,000 (2007 - $958,000) in management fees which are recorded in revenue, and $3,078,000 (2007 - $3,474,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  For the nine months ended September 30, 2008, OEH earned $3,763,000 (2007 - $3,850,000) in management fees which are recorded in revenue, and $9,082,000 (2007 - $9,203,000) in interest income on partnership and other loans, which are recorded in earnings from unconsolidated companies.  These loans have an indefinite maturity period.  The amount due to OEH from Charleston Place Hotel at September 30, 2008 was $12,309,000 (December 31, 2007 - $19,749,000).

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended September 30, 2008, OEH earned management and guarantee fees of $2,259,000 (2007 - $1,898,000) and loan interest of $13,000 (2007 - $16,000) which are recorded in revenue.  In the nine months ended September 30, 2008, OEH earned management and guarantee fees of $5,973,000 (2007 - $4,846,000) and loan interest of $44,000 (2007 - $47,000) which are recorded in revenue.  At September 30, 2008, OEH had a $750,000 subordinated loan to the PeruRail operation with an indefinite maturity date and interest at a spread over LIBOR.  OEH has guaranteed bank loans of $16,522,000 which have been drawn down by the hotel joint venture.  OEH expects to earn $2,388,000 in guarantee fees over the remaining period of the loans and this amount was included in the amounts due to OEH at September 30, 2008.  The amount due to OEH from its Peruvian joint venture operations at September 30, 2008 was $9,238,000 (December 31, 2007 - $6,277,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended September 30, 2008, OEH earned $354,000 (2007 - $343,000) in management fees, which are included in revenue.  For the nine months ended

September 30, 2008, OEH earned $1,202,000 (2007 - $1,028,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz, Madrid, at September 30, 2008 was $2,458,000 (December 31, 2007 - $2,624,000).

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

ITEM 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

OEH has three business segments, namely (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development.  Hotels currently consist of 41 deluxe hotels.  Thirty-six of these hotels are wholly or majority owned, and are referred to in this discussion as “owned hotels”.  The other five hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests”.  Of the owned hotels, 12 are located in Europe, seven in North America and 17 in the rest of the world.

In December 2007, Bora Bora Lagoon Resort was designated as held for sale, and, accordingly, the results of the hotel have been reflected as discontinued operations.

Also, OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabaña in Buenos Aires.

OEH’s tourist trains and cruises segment operates six tourist trains – four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment – and a river cruiseship and five canalboats.

OEH’s operations are subject to adverse factors generally encountered in the hospitality and travel industries, including

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

•     adverse weather conditions or destructive forces like fire or flooding that sometimes result in closure of OEH’s properties, and

•     seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

The effect of these factors varies among OEH’s hotels and other properties because of their geographic diversity.  The currently weakening economies of North America, Europe and other regions and the current disruption of financial markets in various parts of the world have resulted in shorter lead times for reservations at many of OEH’s properties because of customers’ economic uncertainty.  As a result, OEH’s ability to forecast operating results and cash flows has been reduced.  These factors have also affected OEH’s liquidity outlook as discussed below under the heading “Liquidity and Working Capital - Liquidity.”

Three months Ended September 30, 2008 compared to

Three months Ended September 30, 2007

OEH's operating results for the three months ended September 30, 2008 and 2007, expressed as a percentage of revenue, were as follows:

Three months ended September 30,	2008	2007
	%	%
Revenue
Hotels and restaurants	83	78
Tourist trains and cruises	15	14
Real estate	2	8
	100	100

Expenses
Depreciation and amortization	6	6
Operating	46	48
Selling, general and administrative	29	24
Gain on disposal of assets	–	(1)
Net finance costs	8	8
Earnings before income taxes	11	15
Provision for income taxes	(4)	(6)
Earnings from unconsolidated companies	2	3
Net earnings from continuing operations	9	12
Net losses from discontinued operations, net of tax	(6)	–
Net earnings as a percentage of revenue	3	12

Segment net earnings before interest, foreign exchange, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH's operations for the three months ended September 30, 2008 and 2007 are analyzed as follows (dollars in millions):

Three months ended September 30,	2008	2007

Segment EBITDA:
Owned hotels:
Europe	$36.5	$38.3
North America	(1.5)	0.9
Rest of the World	6.7	6.5
Hotel management interests	4.7	5.7
Restaurants	(0.4)	(0.2)
Tourist trains and cruises	10.2	9.6
Real estate	(0.2)	3.2
Gain on disposal of assets	-	2.3
Central overheads	(6.2)	(7.7)
Total segment EBITDA	$49.8	$58.6

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

Three months ended September 30,	2008	2007

Net earnings	$6.4	$22.6
Add:
Depreciation and amortization	9.8	9.9
Net finance costs	14.1	14.1
Provision for income taxes	6.7	11.1
Loss/(earnings) from discontinued operations, net of tax	11.2	(0.3)
Share of provision for income taxes of unconsolidated companies	1.6	1.2
Segment EBITDA	$49.8	$58.6

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

Operating information for OEH’s owned hotels for the three months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,
	2008	2007

Average Daily Rate (in dollars)
Europe	917	807
North America	325	302
Rest of the world	279	244
Worldwide	533	479

Rooms Available (in thousands)
Europe	92	92
North America	55	55
Rest of the world	109	101
Worldwide	256	248

Rooms Sold (in thousands)
Europe	59	63
North America	30	34
Rest of the world	66	62
Worldwide	155	159

Occupancy (percentage)
Europe	64	68
North America	54	63
Rest of the world	60	62
Worldwide	60	64

RevPAR (in dollars)
Europe	589	551
North America	174	189
Rest of the world	167	151
Worldwide	320	309

			Change %
Same Store RevPAR (in dollars)			Dollars	Local Currency
Europe	589	551	7%	-3%
North America	175	191	-9%	-9%
Rest of the world	145	116	25%	25%
Worldwide	334	307	9%	1%

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

Copacabana Palace	Bora Bora Lagoon Resort
El Encanto	Mount Nelson Hotel
Casa de Sierra Nevada	Hotel das Cataratas

Overview

The net earnings for the period were $6.4 million ($0.15 per common share) on revenue of $178.4 million, compared with net earnings of $22.6 million ($0.53 per common share) on revenue of $178.9 million in the same period in the prior year. The net earnings from continuing operations for the period were $17.6 million ($0.41 per common share) compared with net earnings from continuing operations of $22.3 million ($0.52 per common share) in the prior year period.

Revenue

Three months ended September 30,	2008	2007
	(dollars in thousands)

Revenue: Hotels and restaurants
Owned hotels
Europe	$91,622	$86,728
North America	16,729	17,908
Rest of the world	33,437	28,284
Hotel management/part ownership interests	2,426	2,279
Restaurants	3,337	3,439
	147,551	138,638
Tourist trains and cruises	27,424	26,164
Real estate	3,454	14,073
	$178,429	$178,875

Total revenues decreased by $0.5 million, from $178.9 million in the three months ended September 30, 2007 to $178.4 million in the three months ended September 30, 2008.  Hotels and restaurants revenue increased by $9.0 million, or 6%, from $138.6 million in the three months ended September 30, 2007 to $147.6 million in the three months ended September 30, 2008. Tourist trains and cruises revenue increased by $1.2 million, or 5%, from $26.2 million for the three months ended September 30, 2007 to $27.4 million for the three months ended September 30, 2008.  Real estate revenue decreased by $10.6 million from $14.1 million for the three months ended September 30, 2007 to $3.5 million for the three months ended September 30, 2008.

The increase in hotel revenue year on year was due primarily to increased room rates across the group.  Of hotel revenue growth, $5.9 million was due to exchange rate fluctuations in Europe.

The revenue from restaurants decreased by $0.1 million, or 3%, from $3.4 million in the three months ended September 30, 2007 to $3.3 million in the three months ended September 30, 2008.

Owned Hotels:  For owned hotels overall, same store RevPAR in US dollars increased by 9% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  Measured in local currency this increase in same store RevPAR was 1%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Three months ended September 30,	2008	2007

Average daily rate (in dollars)	917	807
Rooms available (in thousands)	92	92
Rooms sold (in thousands)	59	63
Occupancy (percentage)	64	68
RevPAR (in dollars)	589	551
Same store RevPAR (in dollars)	589	551

Revenue increased by $4.9 million, or 6%, from $86.7 million for the three months ended September 30, 2007 to $91.6 million for the three months ended September 30, 2008.  The Grand Hotel Europe revenues grew by $2.5 million, or 18%, from $13.8 million for the three months ended September 30, 2007 to $16.3 million for the three months ended September 30, 2008.  Of the increased revenue, $1.8 million was due to average rate improvements despite a small reduction in occupancy compared with the prior year.  Exchange rate movements were responsible for the other $0.7 million of revenue growth in the period.

In Italy, revenues at the Hotel Splendido increased by $1.3 million, or 8%, to $17.0 million in the three months ended September 30, 2008, but this was partly offset by a drop in revenues of $0.6 million at the Villa San Michele.  Revenues at this hotel were $5.6 million in the three months ended September 30, 2008 compared to $6.2 million in the same period in the prior year.  Revenues at the Hotel Cipriani also decreased by $0.8 million, to $16.6 million.  Revenues at the Hotel Caruso Belvedere increased by $0.7 million to $7.9 million.  Without the positive effect of exchange rate movements in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 of $3.9 million, revenues at the four Italian hotels collectively would have been $3.5 million lower in the current period than in the prior year, reflecting a decline in occupancy of 8% across the four properties.

Revenues at La Residencia increased by $0.9 million, or 13%, from $6.9 million for the three months ended September 30, 2007 to $7.8 million for the three months ended September 30, 2008.  Of the increased revenues, $0.6 million was due to exchange rate movements with $0.3 million of the revenue growth due to average rate improvements and improved occupancy.  Revenues at Le Manoir aux Quat’Saisons decreased by $0.1 million, or 1%, from $6.7 million for the three months ended September 30, 2007 to $6.6 million for the three months ended September 30, 2008.  Revenues fell $0.5 million as a result of exchange rate fluctuations but this fall was offset by $0.4 million of rooms and non-rooms revenue growth.

Revenues at Reids Palace, Madeira increased by $1.3 million, to $7.4 million for the three months ended September 30, 2008, from $6.1 million in the prior year.  Revenues at Lapa Palace, Lisbon and Hotel de la Cite, Carcassonne, both decreased by $0.1 million to $3.5 million and $2.9 million, respectively.  At Reids Palace, exchange rate fluctuations accounted for $0.6 million additional revenue in the three months ended September 30, 2008, compared to the same period in 2007.  Exchange rate fluctuations also led to $0.3 million additional revenues at Lapa Palace and $0.2 million additional revenues at Hotel de la Cite.  Average rate and occupancy improvements at Reids Palace generated additional revenues of $0.7 million in 2008, but a drop in occupancy at Lapa Palace and Hotel de la Cite caused revenue decreases of $0.4 million and $0.3 million, respectively.

On a same store basis across the European hotels, RevPAR in local currency decreased by 3% which translates to a 7% increase in US dollars.

North America

Three months ended September 30,	2008	2007

Average daily rate (in dollars)	325	302
Rooms available (in thousands)	55	55
Rooms sold (in thousands)	30	34
Occupancy (percentage)	54	63
RevPAR (in dollars)	174	189
Same store RevPAR (in dollars)	175	191

Revenues decreased by $1.2 million, or 7%, from $17.9 million in the three months ended September 30, 2007 to $16.7 million in the three months ended September 30, 2008.  Revenue at Inn at Perry Cabin, Maryland, decreased by $0.2 million, or 4%, from $3.9 million for the three months ended September 30, 2007 to $3.7 million for the three months ended September 30, 2008.  Windsor Court Hotel in New Orleans recorded a $1.0 million decrease, or 23%, in revenues to $3.5 million for the three months ended September 30, 2008.

Revenues at Maroma Resort and Spa, Mexico decreased by $0.2 million, or 6%, from $2.9 million for the three months ended September 30, 2007 to $2.7 million for the three months ended September 30, 2008.  Revenues at Casa de Sierra Nevada, Mexico increased by $0.2 million, to $0.7 million in the three months ended September 30, 2008.

Revenues at La Samanna, St Martin and Keswick Hall, Virginia remained at $2.6 million and $3.3 million, respectively, in both the three months ended September 30, 2007 and the three months ended September 30, 2008.

Across all of the North American properties, on a same store basis RevPAR decreased by 9%.  Average occupancy was 54% in the three months ended September 30, 2008, compared to 63% in the same period in 2007.

Rest of the World

Three months ended September 30,	2008	2007

Average daily rate (in dollars)	279	244
Rooms available (in thousands)	109	101
Rooms sold (in thousands)	66	62
Occupancy (percentage)	60	62
RevPAR (in dollars)	167	151
Same store RevPAR (in dollars)	145	116

Excluding Hotel das Cataratas, Brazil, which OEH started to operate on October 1, 2007 and which recorded revenues of $1.7 million in the three months ended September 30, 2008, revenues in the Rest of the World region increased by $3.4 million, or 12%, from $28.3 million for the three months ended September 30, 2007 to $31.7 million for the three months ended September 30, 2008.  Revenues at the Copacabana Palace, Brazil increased by $1.2 million, or 16%, to $8.6 million for the three months ended September 30, 2008.  All of this increase was due to the effect of exchange rate movements between the Brazilian Real and US dollar.

Revenues at OEH’s two Australian properties were $5.9 million for the three months ended September 30, 2007 and also for the three months ended September 30, 2008.

Southern Africa revenues increased by $1.3 million, or 15%, from $8.7 million for the three months ended September 30, 2007 to $10.0 million for the three months ended September 30, 2008.  All of this additional revenue was generated by Orient-Express Safaris, Botswana.  Improved trading caused revenues here to increase by $1.5 million, but exchange rate fluctuations reduced this increase by $0.3 million, for net growth of $1.2 million.  Exchange rate fluctuations caused revenues at the Mount Nelson, Cape Town, to fall by $0.2 million and caused a fall in revenues of $0.3 million at the Westcliff, Johannesburg.  These decreases were offset by trading improvements of $0.1 million and $0.5 million at the two South African hotels, respectively, for the three months ended September 30, 2008.

OEH’s six Asian hotels collectively increased revenues by $0.7 million, or 17%, from $4.3 million in the three months ended September 30, 2007 to $5.0 million in the three months ended September 30, 2008.  This includes a decrease in revenues at The Governors Residence, Yangon, which declined by $0.1 million following the cyclone Nargis that struck the country in May 2008, and resulted in the hotel being closed for most of the quarter.  Excluding The Governor’s Residence, all of the Asian hotels recorded good revenue growth due to higher average rates without any decline in occupancy.  Exchange rate movements had only a minimal effect on the Asian hotel revenues.

The Rest of the World region RevPAR, on a same store basis, increased by 25% in local currencies in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  This translates to a same store RevPAR increase of 25% when expressed in US dollars.

Hotel Management and Part-Ownership Interests:  Revenues increased by $0.1 million from $2.3 million in the three months ended September 30, 2007 to $2.4 million in the three months ended September 30, 2008.  Revenues earned from the managed hotel in Charleston decreased by $0.1 million, to $0.9 million for the three months ended September 30, 2008.  Revenues earned from the managed hotels in Peru increased by $0.2 million, or 22%, to $1.2 million for the three months ended September 30, 2008.

Restaurants:  Revenues decreased by $0.1 million, from $3.4 million in the three months ended September 30, 2007 to $3.3 million in the three months ended September 30, 2008.  Revenues at ‘21’ Club in New York fell by $0.2 million, or 7%, to $2.9 million in the three months ended September 30, 2008, due to a reduced volume of corporate events.  Revenues at La

Cabana, Buenos Aires, Argentina, increased by $0.1 million, to $0.4 million for the three months ended September 30, 2008.

Trains and Cruises:  Revenues increased by $1.2 million, or 5%, from $26.2 million in the three months ended September 30, 2007 to $27.4 million in the three months ended September 30, 2008.    Venice Simplon-Orient-Express revenue increased by $1.6 million, or 21%, from $8.1 million for the three months ended September 30, 2007 to $9.7 million for the three months ended September 30, 2008 due to increased passenger numbers in the current year.  Revenues at the Royal Scotsman grew by 9%, or $0.2 million, from $3.2 million in the three months ended September 30, 2007 to $3.4 million in the three months ended September 30, 2008.  The strengthening of the US dollar against the British pound led to a negative exchange rate effect in the quarter.  Combined, the Venice Simplon-Orient-Express and The Royal Scotsman revenues were $1.0 million lower in the three months ended September 30, 2008 than would have been the case if the exchange rate was the same as in the three months ended September 30, 2007.  Revenues from the day train services operated in the United Kingdom decreased by $0.1 million, to $7.3 million for the three months ended September 30, 2008.  Trading improvements of $0.4 million were offset by a further $0.5 million negative foreign exchange effect.  The Road to Mandalay river cruiseship in Myanmar did not operate in the three months ended September 30, 2008, following the cyclone which struck the country in May 2008.  The ship generated revenues of $0.9 million in the three months ended September 30, 2007.

Real Estate:  All of the real estate revenues of $3.5 million in the three months ended September 30, 2008 came from the Porto Cupecoy development, where revenue is recorded using the percentage of completion method.  No condominiums were sold in the quarter and five condominium purchase agreements were cancelled.  Revenue of $10.7 million was recognized in the comparable period in 2007.  No revenue was recorded at Keswick Hall, Virginia, in the current period, compared to revenue of $3.4 million in the three months ended September 30, 2007.

Depreciation and amortization

Depreciation and amortization decreased by $0.1 million, or 1%, from $9.9 million in the three months ended September 30, 2007 to $9.8 million in the three months ended September 30, 2008.

Operating expenses

Operating expenses decreased by $3.0 million, or 3%, from $86.2 million in the three months ended September 30, 2007 to $83.2 million in the three months ended September 30, 2008.  As a percentage of revenue, operating expenses decreased from 48% of revenue for the three months ended September 30, 2007, to 47% of revenue for the three months ended September 30, 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $8.0 million, or 19%, from $43.2 million in the three months ended September 30, 2007 to $51.2 million in the three months ended September 30, 2008.  The selling, general and administrative expenses incurred in the three months ended September 30, 2008 included costs of $2.2 million incurred at the Hotel das Cataratas, Brazil, which OEH began to operate in October 2007.  Excluding these costs, as a percentage of revenue, selling, general and administrative expenses increased to 27% in the current period compared to 24% for the three months ended September 30, 2007.  Selling, general and administrative expenses in Europe were impacted by inflationary pressures, particularly in respect of wages and movements in the euro-dollar exchange rate.

Segment EBITDA margins

Three months ended September 30	2008	2007
	(dollars in thousands)
Segment EBITDA
Hotels and restaurants Owned hotels
Europe	$36,549	$38,254
North America	(1,532)	944
Rest of the world	6,681	6,497
Hotel management/part ownership interests	4,664	5,757
Restaurants	(432)	(237)
	45,930	51,215
Tourist trains and cruises	10,247	9,555
Real estate	(223)	3,160
Gain on disposal of assets	–	2,312
Central overheads	(6,195)	(7,669)
	$49,759	$58,573

Although segment EBITDA for the quarter decreased by 15% from $58.6 million in 2007 to $49.8 million in 2008, segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 3% from 31% for the three months ended September 30, 2007 to 28% for the three months ended September 30, 2008.  Excluding the gain arising on the disposal of assets in the three months ended September 30, 2007, Segment EBITDA for the quarter decreased by $6.5 million.

The European hotels collectively reported a segment EBITDA of $36.5 million compared to $38.3 million in the same period in 2007.  As a percentage of revenues, the European segment EBITDA margin declined from 34% in the three months ended September 30, 2007 to 31% in the three months ended September 30, 2008.

Segment EBITDA in the North American region was a loss of $1.5 million in the three months ended September 30, 2008 compared to earnings of $0.9 million in the same period in the prior year.

Segment EBITDA in the Rest of the World region increased by $0.2 million from $6.5 million in the three months ended September 30, 2007 to $6.7 million in the three months ended September 30, 2008.  The 2008 segment margin includes the results of Hotel das Cataratas, Brazil, which OEH has operated since October 1, 2007 and which is undergoing refurbishment.  If the results of this hotel are excluded, segment EBITDA for the Rest of the World region increased by $1.5 million, to $8.0 million for the three months ended September 30, 2008.  The segment EBITDA margin for the three months ended September 30, 2008, excluding Hotel das Cataratas, was 23% compared to a margin of 18% for the same period in 2007.

Earnings from operations

Earnings from operations decreased by $7.7 million from a profit of $41.8 million in the three months ended September 30, 2007 to a profit of $34.1 million in the three months ended September 30, 2008, due to the factors described above.

Net finance costs

Net finance costs were $14.1 million in both the three months ended September 30, 2007 and the three months ended September 30, 2008.  The three months ended September 30, 2007 included a foreign exchange loss of $1.5 million compared to a foreign exchange loss of $2.5 million in the three months ended September 30, 2008.  Excluding the foreign exchange items, net finance costs decreased by $1.0 million, or 8%, from $12.6 million for the three months ended September 30, 2007 to $11.6 million for the three months ended September 30, 2008.

Provision for income taxes

The provision for income taxes decreased by $4.4 million, or 40%, from a provision of $11.1 million in the three months ended September 30, 2007 to a provision of $6.7 million in the three months ended September 30, 2008.  As a percentage of earnings before income taxes and earnings from unconsolidated companies, the tax rate in the three months ended September 30, 2008 was 7% lower than the rate in the prior period, at 33%.  The provision for income taxes of $6.7 million for the three months ended September 30, 2008 included a tax provision of $0.1 million in respect of OEH’s FIN 48 liability, compared to a provision of $0.2 million in respect of the FIN 48 liability in the three months ended September 30, 2007.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $1.4 million, or 25%, from $5.6 million in the three months ended September 30, 2007 to $4.2 million in the three months ended September 30, 2008.  This was mainly due to lower earnings from OEH’s investments in Peru, Charleston and Madrid.  The tax cost associated with earnings from unconsolidated companies was $1.6 million in the three months ended September 30, 2008 compared to $1.2 million in the three months ended September 30, 2007.

Loss from discontinued operations

The loss from discontinued operations in the three months ended September 30, 2008 consisted of earnings of $0.8 million from Bora Bora Lagoon Resort which is being held for sale, less an impairment charge of $12.0 million in respect of this property, on the basis of indicative offers that have been received.

Nine months Ended September 30, 2008 compared to

Nine months Ended September 30, 2007

OEH’s operating results for the nine months ended September 30, 2008 and 2007, expressed as a percentage of revenue, were as follows:

Nine months ended September 30,	2008	2007
	%	%
Revenue
Hotels and restaurants	84	83
Tourist trains and cruises	14	14
Real estate	2	3
	100	100

Expenses
Depreciation and amortization	6	7
Operating	48	48
Selling, general and administrative .	31	28
Gain on disposal of assets	–	–
Net finance costs	7	8
Earnings before income taxes	8	9
Provision for income taxes	(3)	(4)
Earnings from unconsolidated companies	3	3
Net earnings from continuing operations	8	8
Net losses from discontinued operations, net of tax	(3)	–
Net earnings as a percentage of revenue	5	8

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2008 and 2007 are analyzed as follows (dollars in millions):

Nine months ended September 30,	2008	2007

Segment EBITDA:
Owned hotels:
Europe	$67.0	$66.5
North America	9.1	10.4
Rest of the World	23.1	23.6
Hotel management interests	17.6	17.4
Restaurants	1.1	1.9
Tourist trains and cruises	21.6	19.5
Real estate	(1.2)	2.7
Gain on disposal of assets	–	2.3
Central overheads	(20.1)	(20.7)
Total segment EBITDA	$118.2	$123.6

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

Nine months ended September 30,	2008	2007

Net earnings	$21.5	$38.6
Add:
Depreciation and amortization	30.4	28.5
Net finance costs	33.8	34.2
Provision for income taxes	12.9	17.1
Loss from discontinued operations, net of tax	15.4	1.5
Share of provision for income taxes of unconsolidated companies	4.2	3.7
Segment EBITDA	$118.2	$123.6

Operating information for OEH’s owned hotels for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine months ended September 30,
	2008	2007

Average Daily Rate (in dollars)
Europe	834	714
North America	391	366
Rest of the world	282	255
Worldwide	479	435

Rooms Available (in thousands)
Europe	247	247
North America	170	166
Rest of the world	343	298
Worldwide	760	711

Rooms Sold (in thousands)
Europe	143	149
North America	107	107
Rest of the world	209	190
Worldwide	459	446

Occupancy (percentage)
Europe	58	60
North America	63	64
Rest of the world	61	64
Worldwide	60	63

RevPAR (in dollars)
Europe	482	432
North America	247	235
Rest of the world	172	162
Worldwide	290	273
			Change %
Same Store RevPAR (in dollars)			Dollars	Local Currency
Europe	457	407	12%	1%
North America	251	239	5%	5%
Rest of the world	178	153	16%	15%
Worldwide	291	260	12%	6%

Same store RevPAR is a comparison based on the operations of the same units in each period, such as by excluding the effect of any acquisitions or major refurbishments.  The same store data excludes the following operations:

Copacabana Palace	Bora Bora Lagoon Resort
El Encanto	Mount Nelson Hotel
Casa de Sierra Nevada	Hotel das Cataratas

Overview

The net earnings for the period were $21.5 million ($0.51 per common share) on revenue of $474.5 million compared with net earnings of $38.6 million ($0.91 per common share) on revenue of $432.5 million in the prior year period. The net earnings from continuing operations for the period were $36.9 million ($0.87 per common share) compared with net earnings from continuing operations of $40.0 million ($0.95 per common share) in the prior year period.

Revenue

Nine months ended September 30,	2008	2007
	(dollars in thousands)
Revenue:
Hotels and restaurants Owned hotels
Europe	$204,435	$184,842
North America	67,119	63,032
Rest of the world	105,044	86,981
Hotel management/part ownership interests	8,251	7,577
Restaurants	13,491	14,377
	398,340	356,809
Tourist trains and cruises	64,145	60,772
Real estate	11,980	14,920
	$474,465	$432,501

Total revenues increased by $42.0 million, or 10%, from $432.5 million in the nine months ended September 30, 2007 to $474.5 million in the nine months ended September 30, 2008.  Hotels and restaurants revenue increased by $41.5 million, or 12%, from $356.8 million in the nine months ended September 30, 2007 to $398.3 million in the nine months ended September 30, 2008.  Tourist trains and cruises revenues increased by $3.3 million, or 6%, from $60.8 million for the nine months ended September 30, 2007 to $64.1 million for the nine months ended September 30, 2008.  Real estate revenues decreased by $2.9 million from $14.9 million for the nine months ended September 30, 2007 to $12.0 million for the nine months ended September 30, 2008.

The increase in hotel revenue year on year was due primarily to the impact of exchange rate fluctuations in Europe and the Rest of the World region, backed up by increased room rates across the group, which offset a decline in occupancy.

The revenue from restaurants decreased by $0.9 million, or 6%, from $14.4 million in the nine months ended September 30, 2007 to $13.5 million in the nine months ended September 30, 2008.

Owned hotels:  For owned hotels overall, same store RevPAR in US dollars increased by 12% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  Measured in local currency this increase in same store RevPAR was 6%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Nine months ended September 30,	2008	2007

Average daily rate (in dollars)	834	714
Rooms available (in thousands)	247	247
Rooms sold (in thousands)	143	149
Occupancy (percentage)	58	60
RevPAR (in dollars)	482	432
Same store RevPAR (in dollars)	457	407

Revenue increased by $19.6 million, or 11%, from $184.8  million for the nine months ended September 30, 2007 to $204.4 million for the nine months ended September 30, 2008.  The Grand Hotel Europe revenues grew by $11.4 million, or 32%, from $36.0 million for the nine months ended September 30, 2007 to $47.4 million for the nine months ended September 30, 2008.  Of the increased revenue, $8.1 million was due to average rate improvements of 34% coupled with increased occupancy up 2% compared with the prior year.  Exchange rate movements were responsible for the other $3.3 million of revenue growth in the period.

In Italy, revenues at the Hotel Splendido increased by $2.0 million, or 8%, to $28.6 million in the nine months ended September 30, 2008, but this was partly offset by a drop in revenues of $1.2 million at the Villa San Michele and a decrease of $1.0 million at the Hotel Cipriani. Revenues at these hotels were $10.9 million and $33.0 million, respectively, in the nine months ended September 30, 2008.  Revenues at the Hotel Caruso Belvedere increased by $0.6 million, or 5%, from $12.7 million in the nine months ended September 30, 2007 to $13.3 million in the nine months ended September 30, 2008.  Without the positive effect of exchange rate movements of $9.9 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, revenues at the four Italian hotels collectively would have been $9.5 million lower in the current period than in the prior year, reflecting a decline in occupancy of 10% across the four properties.

Revenues at La Residencia increased by $2.9 million, or 24%, from $12.4 million for the nine months ended September 30, 2007 to $15.3 million for the nine months ended September 30, 2008.  Of the increased revenues, $1.7 million was due to exchange rate movements with $1.2 million of the revenue growth due to average rate improvements of 17% which offset reduced occupancy.  Revenues at Le Manoir aux Quat’Saisons grew by $1.0 million, or 5%, from $17.3 million for the nine months ended September 30, 2007 to $18.3 million for the nine months ended September 30, 2008.  This revenue increase was solely due to average rate, including non-room revenue, and occupancy improvements.

Revenues at Reids Palace, Madeira increased by $3.4 million, to $20.9 million for the nine months ended September 30, 2008, from $17.5 million in the prior year.  Revenues at Lapa Palace, Lisbon and Hotel de la Cite, Carcassonne, increased by $0.4 million and $0.2 million, respectively, to $10.3 million and $6.3 million, respectively, for the nine months ended September 30, 2008.  These revenue improvements were all the result of exchange rate movements.  Had the Euro to US dollar exchange rate for the nine months ended September 30, 2008 been the same as in the nine months ended September 30, 2007, revenues at these three properties collectively would have been $0.5 million lower than the combined revenues of $33.7 million reported in the nine months ended September 30, 2007.

On a same store basis across the European hotels, RevPAR in local currency increased by 1% which translates to a 12% increase in US dollars.

North America

Nine months ended September 30,	2008	2007

Average daily rate (in dollars)	391	366
Rooms available (in thousands)	170	166
Rooms sold (in thousands)	107	107
Occupancy (percentage)	63	64
RevPAR (in dollars)	247	235
Same store RevPAR (in dollars)	251	239

Revenues increased by $4.1 million, or 6%, from $63.0 million in the nine months ended September 30, 2007 to $67.1 million in the nine months ended September 30, 2008.  Revenues at Inn at Perry Cabin, Maryland, increased by $0.8 million, or 10% from $8.1 million for the nine months ended September 30, 2007 to $8.9 million for the nine months ended September 30, 2008.  Windsor Court Hotel in New Orleans recorded a $0.4 million decrease, or 2%, in revenues to $17.3 million for the nine months ended September 30, 2008.

Revenues at Maroma Resort and Spa, Mexico increased by $1.5 million, or 13%, from $11.9 million for the nine months ended September 30, 2007 to $13.4 million for the nine months ended September 30, 2008, reflecting average rate improvements of 12% which offset reduced occupancy, down 1% for the nine months ended September 30, 2008 compared to the same period in 2007.  Revenues at Casa de Sierra Nevada, Mexico increased by $1.0 million, to $2.5 million in the nine months ended September 30, 2008.  Part of the hotel was closed for renovation during the nine months ended September 30, 2007.

Revenues at La Samanna, St Martin increased by $0.9 million, or 6%, to $16.4 million in the nine months ended September 30, 2008, while revenues at Keswick Hall, Virginia improved by $0.2 million from $8.4 million in the nine months ended September 30, 2007 to $8.6 million in the nine months ended September 30, 2008.

Across all of the North American properties, on a same store basis RevPAR increased by 5%.  Average occupancy was 63% in the nine months ended September 30, 2008, compared to 64% in the same period in 2007.

Rest of the World

Nine months ended September 30,	2008	2007

Average daily rate (in dollars)	282	255
Rooms available (in thousands)	343	298
Rooms sold (in thousands)	209	190
Occupancy (percentage)	61	64
RevPAR (in dollars)	172	162
Same store RevPAR (in dollars)	178	153

Excluding Hotel das Cataratas, Brazil, which OEH started to operate on October 1, 2007 and which recorded revenues of $6.6 million in the nine months ended September 30, 2008, revenues in the Rest of the World region increased by $11.5 million, or 13%, from $87.0 million for the nine months ended September 30, 2007 to $98.5 million for the nine months ended September 30, 2008.  Revenues at the Copacabana Palace, Brazil increased by $4.1 million, or 16%, to $29.7 million for the nine months ended September 30, 2008.  All of this increase was due to the effect of exchange rate movements between the Brazilian Real and US dollar.

Revenues at OEH’s two Australian properties increased by $1.6 million, or 9%, from $16.7 million for the nine months ended September 30, 2007 to $18.3 million for the nine months ended September 30, 2008.  The increase was also all due to exchange rate movements between the Australian and US dollars.

Southern Africa revenues increased by $2.3 million to $29.9 million for the nine months ended September 30, 2008.  Revenues at the Mount Nelson, Cape Town increased by $0.1 million and revenues increased by $0.4 million at the Westcliff, Johannesburg to $13.9 million and $7.7 million, respectively.  Revenues at Orient-Express Safaris, Botswana, increased by $1.9 million, or 28%, to $8.4 million.  The increased revenues in both South Africa and Botswana were the result of improved trading.  Average rate increases more than compensated for a slight fall in occupancy across the three properties.  Exchange rate movements had a negative impact on revenues, year on year of $2.1 million.  Accordingly, the trading improvement was $4.4 million for the nine months ended September 30, 2008 compared to the prior year.

OEH’s six Asian hotels collectively increased revenues by $2.7 million, or 24%, from $11.5 million in the nine months ended September 30, 2007 to $14.2 million in the nine months ended September 30, 2008.  This includes a decrease in revenues at The Governors Residence, Yangon, which declined by $0.4 million to $0.5 million following the cyclone that struck the country in May 2008 which resulted in the hotel being closed for part of the second and third quarters.  Excluding The Governors Residence, the Asian hotels recorded good revenue growth due to higher average rates and occupancy.  Exchange rate movements had only a minimal effect on the Asian hotel revenues.

The Rest of the World region RevPAR, on a same store basis, increased by 15% in local currencies in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This translates to a same store RevPAR increase of 16% when expressed in US dollars.

Hotel Management and Part-Ownership Interests:  Revenues increased by $0.7 million from $7.6 million in the nine months ended September 30, 2007 to $8.3 million in the nine months ended September 30, 2008.  Revenues earned from the managed hotel in Madrid increased by $0.2 million, or 13%, to $1.2 million for the nine months ended September 30, 2008.  Revenues earned from the managed hotels in Peru increased by $0.6 million, or 22% to $3.3 million for the nine months ended September 30, 2008.

Restaurants:  Revenues decreased by $0.9 million, from $14.4 million in the nine months ended September 30, 2007 to $13.5 million in the nine months ended September 30, 2008.  Revenues at ‘21’ Club in New York fell by $1.2 million, or 9%, to $12.2 million in the nine months ended September 30, 2008, due to a reduced volume of corporate events.  Revenues at La Cabana, Buenos Aires, Argentina, increased by $0.3 million, to $1.3 million for the nine months ended September 30, 2008.

Trains and Cruises:  Revenues increased by $3.3 million, or 6%, from $60.8 million in the nine months ended September 30, 2007 to $64.1 million in the nine months ended September 30, 2008.  Venice Simplon-Orient-Express revenues increased by $4.5 million, or 23%, from $19.5 million for the nine months ended September 30, 2008 to $24.0 million for the nine months ended September 30, 2008 due to increased occupancy and rates.  Damage sustained during Cyclone Nargis in May 2008 caused the Road to Mandalay river cruiseship to suspend its operations and as a result revenue decreased by $1.7 million to $1.7 million for the nine months ended September 30, 2008, compared to $3.4 million for the nine months ended September 30, 2007.

Real Estate:  Revenues in the nine months ended September 30, 2008 recorded in respect of the Porto Cupecoy development, using the percentage of completion basis, were $11.6 million compared to $10.7 million in the prior year.  In the nine months ended September 30, 2008, revenues recorded at Keswick Hall, Virginia, were $0.3 million, $3.9 million lower than in the nine months ended September 30, 2007 as no homes were sold at Keswick in the current year.

Depreciation and amortization

Depreciation and amortization increased by $1.9 million, or 7%, from $28.5 million in the nine months ended September 30, 2007 to $30.4 million in the nine months ended September 30, 2008, primarily due to the effect of capital expenditures incurred during 2007, and the impact of exchange rate movements.  As a percentage of revenue, depreciation and amortization expense fell to 6% of revenue from 7% of revenue in the nine months ended September 30, 2007.

Operating expenses

Operating expenses increased by $22.4 million, or 11%, to $228.7 million in the nine months ended September 30, 2008.  As a percentage of revenue, operating expenses were 48% of revenue for the nine months ended September 30, 2007 and the nine months ended September 30, 2008.  Exchange rate movements (in particular the year on year devaluation of the US dollar against the Euro) and local wage inflation caused operating costs across Europe to rise compared to the prior year when translated into US dollars.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $25.1 million, or 21%, from $120.8 million in the nine months ended September 30, 2007 to $145.9 million in the nine months ended September 30, 2008.  The selling, general and administrative expenses incurred in the nine months ended September 30, 2008 included costs of $6.7 million incurred at the Hotel das Cataratas, Brazil, which OEH began to operate in October 2007.  Excluding these costs, as a percentage of revenue, selling, general and administrative expenses increased from 28% in the nine months ended September 30, 2007 to 29% in the nine months ended September 30, 2008.  As noted above, the movement of the Euro in particular, but also the Russian rouble and the Brazilian real exchange rates, had a significant impact on the selling, general and administrative costs incurred during the year.

Segment EBITDA margins

Nine months ended September 30	2008	2007
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$66,995	$66,477
North America	9,093	10,379
Rest of the world	23,061	23,711
Hotel management/part ownership interests	17,618	17,433
Restaurants	1,137	1,919
	117,904	119,919
Tourist trains and cruises	21,616	19,415
Real estate	(1,183)	2,678
Gain on disposal of assets	–	2,312
Central overheads	(20,153)	(20,685)
	$118,184	$123,639

Segment EBITDA for the nine months ended September 30, 2008 decreased by 4% from $123.6 million in 2007 to $118.2 million in 2008.  Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 4% from 29% for the nine months ended September 30, 2007 to 25% for the nine months ended September 30, 2008.

The European hotels collectively reported a segment EBITDA of $67.0 million compared to $66.5 million in the same period in 2007.  As a percentage of revenues, the European segment EBITDA margin declined from 28% in the nine months ended September 30, 2007 to 25% in the nine months ended September 30, 2008.

Segment EBITDA in the North American region was $10.4 million in the nine months ended September 30, 2007 and decreased by $1.3 million to $9.1 million in the nine months ended September 30, 2008.  As a percentage of revenues, the segment EBITDA margin declined from 11% in the nine months ended September 30, 2007 to 10% in the nine months ended September 30, 2008.

Segment EBITDA in the Rest of the World region decreased by $0.6 million from $23.7 million in the nine months ended September 30, 2007 to $23.1 million in the nine months ended September 30, 2008.  The 2008 segment margin includes the results of Hotel das Cataratas, Brazil, which OEH has operated since October 1, 2007 and which is undergoing refurbishment.  If the Hotel das Cataratas result (a loss of $2.9 million) is excluded, segment EBITDA for the Rest of the World region increased by $2.3 million, to $26.0 million for the nine months ended September 30, 2008.  The segment EBITDA margin for the nine months ended September 30, 2008, excluding Hotel das Cataratas, was 27% compared to a margin of 28% for the same period in 2007.

Earnings from operations

Earnings from operations decreased by $9.8 million from a profit of $79.3 million in the nine months ended September 30, 2007 to a profit of $69.5 million in the nine months ended September 30, 2008, due to the factors described above.

Net finance costs

Net finance costs decreased by $0.5 million, or 1%, from $34.3 million for the nine months ended September 30, 2007 to $33.8 million for the nine months ended September 30, 2008.  The nine months ended September 30, 2007 included a foreign exchange loss of $0.2 million compared to a foreign exchange gain of $2.1 million in the nine months ended September, 2008.  Excluding the foreign exchange items, net finance costs increased by $1.9 million, or 6%, from $34.1 million for the nine months ended September 30, 2007 to $36.0 million for the nine months ended September 30, 2008, due to the impact of financing new investments, the currency impact of non-US dollar borrowings and higher average borrowings throughout the period compared with the prior year.

Provision for income taxes

The provision for income taxes decreased by $4.2 million, or 25%, from a provision of $17.1 million in the nine months ended September 30, 2007 to a provision of $12.9 million in the nine months ended September 30, 2008.  As a percentage of earnings before income taxes and earnings from unconsolidated companies, the tax rate in the nine months ended September 30, 2008 was 2% lower than the rate in the prior period, at 36%.  The provision for income taxes of $12.9 million for the nine months ended September 30, 2008 included a tax provision of $0.9 million in respect of OEH’s FIN 48 liability, compared to a provision of $1.0 million in respect of the FIN 48 liability in the nine months ended September, 2007.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $1.9 million from $12.2 million in the nine months ended September 30, 2007 to $14.1 million in the nine months ended September 30, 2008.  This was mainly due to increased earnings from OEH’s investments in Peru and Charleston.  The tax cost associated with earnings from unconsolidated companies was $3.7 million in the nine months ended September 30, 2007 and $4.2 million in the nine months ended September 30, 2008.

Loss from discontinued operations

The loss from discontinued operations in the nine months ended September 30, 2008 consisted of a loss of $3.4 million from Bora Bora Lagoon Resort which is being held for sale.  The equivalent loss in the nine months ended September 30, 2007 was $1.5 million.  An additional impairment charge of $12.0 million was also recorded in the current year, on the basis of indicative offers for the property that have been received.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $58.9 million at September 30, 2008, $31.7 million less than the $90.6 million at December 31, 2007.  In addition, OEH had restricted cash of $10.4 million (2007 - $3.8 million) mainly related to the Porto Cupecoy project in St. Martin, which will be released when the next 12.5% phase of construction is completed.  At September 30, 2008, there were undrawn amounts available to OEH under committed short-term lines of credit of $17.5 million and undrawn amounts available to OEH under secured revolving credit facilities of $60.5 million, bringing total cash availability at September 30, 2008 to $147.3 million including restricted cash of $10.4 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $2.5 million at September 30, 2008, a decrease of $39.7 million from a balance of $37.2 million at December 31, 2007.  The main factor that contributed to the decrease in working capital was the increased use of cash for financing capital projects. See discussion under the heading “Liquidity” below.

Cash Flow

Operating Activities.  Net cash provided by operating activities decreased by $0.2 million from $54.2 million for the nine months ended September 30, 2007 to $54.0 million for the nine months ended September 30, 2008.  The cash used at Bora Bora Lagoon Resort was offset by positive movements in working capital balances.

Investing Activities.  Cash used in investing activities decreased by $4.7 million to $90.5 million for the nine months ended September 30, 2008, compared to $95.2 million for the nine months ended September 30, 2007.

This was mainly due to the lower acquisitions and investments.   Acquisitions in 2008 of $3.3 million included the acquisition of the 20% minority interest in Casa de Sierra Nevada, and the La Samanna spa acquisition.  The 2007 acquisitions included the final payment for the Grand Hotel Europe, La Residence d’Angkor minority interest acquisition, acquisitions of Afloat in France and the Royal Scotsman, acquisition of internet website intangible assets, and investments in Buzios.

Capital expenditure of $79.3 million included $7.7 million of Hotel Cipriani refurbishment, $8.5 million of Grand Hotel Europe refurbishment, $8.9 million of El Encanto construction costs, $7.4 million for construction of assets at Porto Cupecoy, $6.8 million at Hotel das Cataratas, and $4.0 million at Copacabana Palace, as well as smaller capital expenditures across many other properties.

The $6.6 million increase in restricted cash represented the net movement in the escrow account used in the Porto Cupecoy property development.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2008 was $6.5 million compared to $42.7 million for the nine months ended September 30, 2007, a decrease of $36.2 million.  The main factor that contributed to this decrease was the repayment of a number of working capital facilities during 2008 to reduce interest costs.

Capital Commitments.  There were $122.6 million of capital commitments outstanding as of September 30, 2008 relating mainly to investments in owned hotels and the Porto Cupecoy property development, and the purchase of land and a building adjoining ‘21’ Club, New York.

Indebtedness

At September 30, 2008, OEH had $790.6 million of long-term debt secured by assets, including the current portion, which is repayable over periods of 1 to 11 years with a weighted average maturity of 3.8 years and a weighted average interest rate of 5.45%.  See Note 8 to the financial statements regarding the maturity of long-term debt.  Approximately 53% of the outstanding principal was drawn in euros and the balance primarily in US dollars.  At September 30, 2008, 58% of borrowings of OEH were in floating interest rates.

Liquidity

During the 12 months ending September 30, 2009, OEH has approximately $34 million of scheduled debt repayments, excluding amounts relating to revolving facilities, which it expects to meet through operating cash flow and other available committed facilities.  Additionally, OEH’s capital commitments, as reported above, amount to $122.6 million, of which approximately 50% is currently covered by committed funding and projected operating cash flows.

OEH is discussing with its advisers the most appropriate way of funding the remaining unfunded commitments.  Options available to OEH, depending on availability in the current economic and financial environment and OEH’s continuing compliance with financial covenants in its existing loan facilities, include raising additional debt at property level, issuing debt instruments or equity, rescheduling commitments as noted below, disposing of properties for cash, or a combination of the foregoing.  OEH expects to have available cash from operations, appropriate debt finance and other sources sufficient to fund its working capital requirements, committed capital expenditures, committed acquisitions and debt service for the foreseeable future.  However, OEH cannot give assurance that, in the current economic and financial environment, additional sources of financing for

OEH’s unfunded commitments will be available to OEH or available on commercially acceptable terms. As noted below, OEH is taking steps to enhance its liquidity and capital position. If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

OEH is in regular discussions with its bankers regarding funding requirements and to ensure its continued compliance with the financial covenants in its existing loan facilities. At September 30, 2008, OEH was in compliance with all those covenants. OEH recognizes that, in the current economic climate, there is an enhanced risk of a covenant breach if weak trading conditions lead to a deterioration of OEH’s results and furthermore the costs of implementing the steps noted below reduce OEH’s earnings in any given period.  If current economic conditions, including the volatility recently experienced in global financial markets, continues or worsens, when considering certain downside scenarios, OEH believes there is heightened risk that it could breach certain financial covenants, which could occur in the first six months of 2009.  OEH’s liquidity would be adversely affected if a covenant breach occurred in a material loan facility and if the Company were unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured.  OEH expects to take pro-active steps to meet with its bankers to seek an amendment to any specific financial covenant if the Company believed that it was likely that the covenant would be breached because of adverse trading conditions or incurrence of additional costs.  There can be no assurance, however, that OEH’s loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service.

OEH has undertaken several steps to enhance its liquidity and overall capital position, including the following:

•     OEH expects to delay for up to six months the previously reported $46 million due with respect to the purchase of a branch of the New York Public Library in New York City adjoining ‘21’ Club, and the plan to build a hotel on the site.  OEH and the Library are discussing the details of this delay which will require OEH to pay a further deposit of $3 million to confirm the purchase extension and additional monthly payments totalling not more than $2 million if the extension period goes beyond three months.

•     The reopening of El Encanto in Santa Barbara (currently closed for refurbishment) is expected to be pushed back to at least the middle of 2010, which will defer $30 million of capital expenditures and enable OEH to open this property in more favorable market conditions.

•     After a due diligence review, OEH and its partner The Related Group have decided to cancel new hotel building projects in Miami and Cartagena, Colombia.  Review continues in respect of a third project in Panama City, Panama but if that project goes ahead, OEH does not expect its investment to the end of 2009 to be more than $1 million.

•     OEH has decided not to go ahead with acquisitions previously under discussion in Zambia and Puglia, Italy.

•     OEH is working with its project managers and advisers to reschedule and rephase the construction of the Porto Cupecoy property development in St Martin, French West Indies.

•     Cash dividend payments on the Company’s class A and B common shares will be suspended, beginning in 2009.

•     OEH plans to reduce 2009 capital expenditures to $12 million needed to complete specific property improvements that are already underway, principally at the Grand Hotel Europe, St. Petersburg and Hotel Cipriani, Venice, or which must be spent in order to comply with local building or health and safety regulations.  OEH does not expect to spend more than $12 million replacing furniture, fixtures and equipment across all of its properties next year.

•     OEH plans to achieve overhead cost savings of at least $20 million through 2009.  Personnel changes are already taking place following a review of OEH’s hotel management and operating structures, and reductions are expected to be made in selling, general and administrative costs in 2009.

Recent Accounting Pronouncements

As of September 30, 2008, the Company’s adoption of recent accounting pronouncements, which are described in Note 1 to the financial statements in the Company’s 2007 Form 10-K annual report, has not changed from December 31, 2007, except for adoption of SFAS No. 157 and 159 as described in Note 1(a) to the financial statements in this report and except as follows:

SFAS 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 161.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 – Management’s Discussion and Analysis in the Company’s 2007 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on US dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,700,000 on an annual basis based on borrowings at September 30, 2008. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2008 from those described in the Company’s 2007 Form 10-K annual report.

ITEM 4.          Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2008 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1A.        Risk Factors

There have been no significant changes in the risk factors of the Company previously identified in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except with respect to the following:

The crisis in the financial markets and sustained weakening of the economy could impact OEH’s business and financial condition and may limit OEH’s ability to raise additional funds.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption recently, including, among other things, extreme volatility in securities prices, as well as severely diminished liquidity and credit availability. Furthermore, it appears that the economies of the United States and other countries are contracting and there may be an economic recession which could, among other things, reduce the amounts people spend on travel, hotels, dining and entertainment.   The turmoil in the financial markets may limit OEH’s ability to access the capital markets and raise funds required for capital expenditures at its existing properties, possible future acquisitions and development of new projects.  The Company is not able to predict the likely duration or severity of the current disruption in financial markets or the general economic conditions in the United States and the world.  However, if economic conditions continue or worsen, they could decrease OEH’s future profitability and cash flow from operations which could adversely impact OEH’s liquidity and financial condition, including its ability to comply with financial covenants in its loan facilities.

The Company’s directors and officers may control the outcome of most matters submitted to a vote of shareholders.

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding Class B common shares in the Company representing about 81% of the combined voting power of Class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold Class A common shares representing an additional 0.3%.  In general, holders of Class A shares and holders of Class B shares vote together as a single class, with holders of Class A shares having one-tenth of one vote per share and holders of Class B shares having one vote per share.  Therefore, as long as the number of outstanding Class B shares exceeds one-tenth the number of outstanding Class A shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings.  The manner in which Holdings votes its shares is determined by the five directors of Holdings, three of whom, John D. Campbell, Prudence M. Leith and James B. Sherwood, are also directors of the Company, consistently with the exercise by those directors of their fiduciary duties to Holdings.  Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company.  See Item 12–Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2007 Form 10-K annual report.

Certain institutional shareholders (collectively owning approximately 14.3% of the Company’s Class A common shares) identified in Item 4–Submission of Matters to a Vote of Security Holders appearing below in this report have challenged the Company’s corporate governance structure as it relates to the ownership and voting of Class B common shares, including by proposing shareholder resolutions to amend the Company’s Bye-Laws to treat the Class B shares as “treasury shares” with no voting rights and to cancel the Class B shares.  As reported below, these resolutions were rejected at the October 10, 2008 special general meeting of shareholders by a majority of the votes of the outstanding Class A and Class B common shares, voting together as a single class.

The corporate governance structure of the Company has been analyzed by legal counsel, and the Company’s management believes that the structure is valid under Bermuda law.  This corporate governance structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the Company’s Class A common shares.  However, future challenges of this structure may occur which may cause the Company to incur added costs, such as legal expenses, to defend its corporate governance structure.

ITEM 4.          Submission of Matters to a Vote of Security Holders

On October 10, 2008, the Company convened and held a special general meeting of holders of the Class A and Class B common shares of the Company to consider two resolutions.  The meeting and the two resolutions were purportedly requisitioned under section 74 of the Bermuda Companies Act 1981 (as amended) by D.E. Shaw Valence Portfolios LLC, D.E. Shaw Oculus Portfolios LLC and CR Intrinsic Investments LLC as beneficial owners of

Class A common shares.  A brief description of each resolution and the number of votes on each are as follows:

(1)       Amendment of the Company’s Bye-Laws to treat the Class B common shares of the Company as treasury shares:  FOR 3,010,025, AGAINST 18,168,430, and ABSTAIN 754.

(2)       Authorization to cancel the Class B common shares of the Company:  FOR 2,964,009, AGAINST 18,214,419, and ABSTAIN 781.

Accordingly, neither resolution was adopted at the special general meeting.

ITEM 6.          Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT–EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated:  November 10, 2008

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