Form 10-K
period 2008-12-31
ORIENT EXPRESS HOTELS LTD
filed 2009-03-02
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2008 (the last business day of the registrant’s second fiscal quarter in 2008) was approximately $1,840,200,000.

As of February 20, 2009, 50,959,500 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 14(d) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE:  None

Preliminary Note:  Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on management’s current assessments and assumptions, are not historical facts, and are subject to various risks and uncertainties.  Forward-looking statements can be identified by the fact that they do not relate only to historic or current facts, and often use words such as “anticipate”, “target”, “expect”, “estimate”, “intend”, “plan”, “goal”, “believe” or other words of similar meaning.  Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.  Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  Orient-Express Hotels Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Introduction

OEH is a hotel and travel company focused on the luxury end of the leisure market with exposure to both mature and emerging national economies.  The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1995.  OEH currently owns and/or invests in 51 properties (all of which it manages) consisting of 41 highly individual deluxe hotels, two restaurants, six tourist trains and two river/canal cruise businesses.  These are located in 25 countries worldwide.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveller.

The locations of OEH’s 51 properties are shown in the map on page 3, where they number 47 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 51.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 90% of revenue in 2008, 83% in 2007 and 84% in 2006.  Tourist trains and cruises accounted for 12% of revenue in 2008, 14% in 2007 and 13% in 2006.  Property development activities accounted for the remaining revenue in each year.  Property revenue in 2008 was negative because of a change of accounting treatment, as explained in Note 1(g) to the Financial Statements (Item 8 below).

OEH’s worldwide portfolio of hotels currently consists of 3,897 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2008 achieved an average daily room rate (“ADR”) of $444 (2007—$428) and a revenue per available room (“RevPAR”) of $262 (2007—$263).  Approximately 70% of OEH’s customers are leisure travellers, with approximately 34% of customers in 2008 originating from North America, 53% from Europe and the remaining 13% from elsewhere in the world.

Revenue, earnings and identifiable assets of OEH in 2008, 2007 and 2006 for its business segments and geographic areas are presented in Note 19 to the Financial Statements.

Owned Hotels—Europe

Italy

The Hotel Cipriani and Palazzo Vendramin—98 keys—in Venice were built for the most part in the 1950s and are located on three acres on Giudecca Island across from the Piazza San Marco which is accessed by a free private boat service.  Most of the rooms have views over the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and a large banquet and meeting facility situated in an historic refurbished warehouse.

The Hotel Splendido and Splendido Mare—80 keys—overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court.  There are two open-air and enclosed restaurants as well as banquet/meeting rooms, and a shuttle bus linking the main hotel with Splendido Mare on the harbor below.

The Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool.  A shuttle bus service is provided into Florence.  The property occupies ten acres.  The Villa San Michele also operates for hotel guests the five-bedroom main house of the Capannelle wine estate in the Chianti region owned by James Sherwood.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

The Hotel Caruso Belvedere—48 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archaeological sites such as Pompeii and Paestum.  Once a nobleman’s palace, parts of the buildings date back to the 11th century.  Operated as a hotel for many years, OEH rebuilt the property after acquiring it and reopened in 2005.  Amenities include two restaurants, an outdoor swimming pool, spa and extensive gardens.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Portugal

Reid’s Palace—163 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has four restaurants and banquet/meeting facilities.  Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and access to two championship golf courses.  It has year-round appeal to European leisure travellers, serving both winter escapes to the sun and regular summer holidays.  For-sale residential units may be built in the future on the grounds of the hotel.

The Lapa Palace—109 keys—is in the embassy district of Lisbon, near the city center and overlooking the Tagus River. The historic part of the hotel was originally built in the 1870s as the palace of a Portuguese noble family.  It opened as a luxury hotel in 1992 after extensive conversion and expansion, including the addition of conference facilities and underground car parking.  The hotel is set amid gardens with ornamental fountains and both indoor and outdoor swimming pools and a spa, occupying a total of three acres.  OEH owns an adjoining parcel of land suitable for building guest rooms or for-sale residential apartments.

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

OEH owns La Residencia—67 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean.  Mallorca is a popular European tourist destination throughout the year.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres.  The hotel features three restaurants including the gastronomic El Olivio, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.

Le Manoir aux Quat’Saisons—32 keys—is located in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens.  The property was developed by Raymond Blanc, one of Britain’s famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a long-term commitment to remain the chef at the hotel.

OEH owns a 93.5% interest in the Grand Hotel Europe—301 keys—in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are five restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and spa and several retail shops.  OEH is currently finishing a phased refurbishment of the hotel.  The minority interest is owned by the City of St. Petersburg.

Owned Hotels—North America

United States

The Windsor Court—322 keys—opened in 1984 and is located in the central business district of New Orleans near the French Quarter and the Mississippi riverfront.  Harrah’s operates the only land-based casino in Louisiana across the street.  Each guest room has panoramic views over the river or the city.  Facilities include three restaurants and lounges, a roof-top ballroom, several other banquet and meeting rooms, an outdoor swimming pool and a health club.  The hotel’s interior décor features a collection of historic European art and antique furniture.  The hotel has planning permission to build in the future a conference center on a nearby owned lot.

Keswick Hall—48 keys—is located in the rolling countryside of central Virginia, near Charlottesville.  Originally a private home dating from 1912, it is popular for weekend breaks and business meetings and, with the adjacent Keswick Club, features a spa and fitness center, tennis courts, three swimming pools and an Arnold Palmer-designed championship golf course.  The total site occupies 600 acres including vacant land around the golf course being sold by OEH in parcels for private residential development.  See “Property Development” below.

The Inn at Perry Cabin—80 keys—was built in 1812 as a country inn located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay.  Set on 25 waterfront acres that include an outdoor swimming pool as well as boating and fishing on the Bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C. area.  OEH has completed a major renovation and expansion of the hotel, including a new conference facility and a spa.  Vacant available land may be developed as residences in the future.

OEH owns El Encanto—77 keys—in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens with a swimming pool and tennis court.  OEH closed this hotel in late 2006 for significant renovation, including the addition of 14 keys, a new main building with spa, restaurant and meeting facilities, and a new pool and fitness center.  Due to the current economic downturn in the U.S., OEH has rescheduled the renovation for completion in 2011.

Caribbean

La Samanna—82 keys—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on ten acres of land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.

OEH owns about 48 acres of additional land adjoining La Samanna on both the French and Dutch sides of St. Martin, which it is developing as for-sale residential villas and apartments.  See “Property Development” below.  Unsold furnished villas provide additional room stock for the hotel.

Mexico

OEH owns the Maroma Resort and Spa—66 keys—on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun.  The resort opened in 1995 and has 25 acres of land along a 750-foot beach with the Cozumel barrier reef offshore where guests may fish, snorkel and scuba-dive.  Important Mayan archaeological sites are also nearby.  Rooms are arranged in low-rise villas and there are three restaurants, tennis courts and extensive spa facilities.

In addition, OEH purchased in 2007 a 28-acre tract adjacent to Maroma on which it plans to build and sell private villas in the future.  See “Property Development” below.

OEH owns the Casa de Sierra Nevada—37 keys—a luxury resort in the colonial town of San Miguel de Allende.  Opened in 1952, the hotel consists of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH has renovated the hotel, including the two restaurants, and has built new suites as well as a pool, spa and garden area.  In addition to the nine owned buildings, the hotel leases two buildings for administrative offices.  The total site is approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.  During 2008, OEH acquired the 20% minority interest it did not previously own.

Owned Hotels—Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace—225 keys—is a famous hotel in South America and features two fine-dining restaurants, spacious function and meeting rooms including the hotel’s refurbished former casino rooms with space for up to 1,200 persons, a 500-seat theater, a large swimming pool, spa and fitness center, and a roof-top tennis court and pool.

In 2007, OEH acquired a 50% interest in a company owning 46 acres of beachfront land in Buzios, Brazil, a popular upmarket resort town about 100 miles east of Rio de Janeiro.  If necessary permits were issued, OEH had planned to acquire the entire property, most of which is environmentally protected, and build a new hotel of about 40 keys and 17 for-sale villas.  In February 2009, the Municipality of Buzios designated the property as having a “public interest” which is the first step in a process for the compulsory purchase of the land in exchange for payment of fair compensation to the owners, with a view to turning it into a municipal park.  Accordingly, OEH’s development plan is in abeyance pending the outcome of this process.

In October 2007, OEH commenced operation of Hotel das Cataratas—203 keys—beside the famous Iguacu Falls in Brazil on the border with Argentina, having been awarded a 20-year lease by the Brazilian government.  It is the only hotel in the national park surrounding the falls, a World Heritage site.  First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool and tennis court, and tropical gardens looking out at the falls.  OEH is currently renovating the property in phases while it remains open for business, with completion scheduled in late 2009.

The Miraflores Park Hotel—82 keys—is located in the fashionable Miraflores residential district of Lima, Peru surrounded by parkland and looking out at the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, the hotel has two restaurants, a large ballroom, rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

Southern Africa

The Mount Nelson Hotel—201 keys—in Cape Town, South Africa is a famous historic property opened in 1899.  With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has a ballroom, two swimming pools, tennis courts, and a fitness center and spa, all situated on ten acres of grounds.  Expansion is planned through incorporation into the hotel of adjoining residential properties owned by OEH.

The Westcliff Hotel—117 keys—is the only garden hotel in Johannesburg, South Africa, opened in 1998 and situated on six hillside acres with views over the city’s zoo and parkland.  Laid out in village style, its resort amenities include two swimming pools, a tennis court and a health club.  The hotel attracts business guests because of its proximity to the city center.  A banquet and conference center occupies part of adjacent expansion land.

Orient-Express Safaris—39 keys total—consist of three separate game-viewing lodges in Botswana called Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp.  Established in 1971, OEH leases the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats.  Each camp has 12 or 15 twin-bedded deluxe tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

Australia

The Observatory Hotel—96 keys—is in Sydney within walking distance of the central business district.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, and a large parking garage on a site of about one acre.  There is also access to a nearby tennis court.

The Lilianfels Blue Mountains—85 keys—is in the Blue Mountains National Park west of Sydney.  It is named after the original estate house, dating from 1890, where the hotel’s fine-dining restaurant is located.  The main hotel, built in 1992 and recently refurbished, has a second restaurant and conference facilities.  The resort’s four acres of grounds encompass indoor and outdoor swimming pools, health club and spa, tennis court and extensive gardens with views over the Blue Mountains.  There is expansion land to add keys in the future.

French Polynesia

Bora Bora Lagoon Resort and Spa—76 keys—opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site.  Guests dine in two restaurants and enjoy extensive water sports and tennis.  A recent renovation program included a new swimming pool, spa and conference facility.  On some of the resort’s available vacant land, private residential villas for sale can be developed.  As previously reported, the hotel’s assets and liabilities have been designated as held for sale and its results have been reflected as discontinued operations for all periods presented.  See Note 2 to the Financial Statements.

Asia

In July 2006, OEH acquired the Pansea group of six deluxe hotels in Southeast Asia described below, each built and decorated in traditional local style.

Napasai—55 keys—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam.  It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as diving and snorkeling in the nearby coral reef.  The guest rooms are arranged in seaview cottages on a total site of about 40 acres on which 14 private villas have been built with vacant land available to develop and sell additional villas.  See “Property Development” below.  The hotel rents many of the existing villas to its guests on a revenue-sharing basis with the owners.

On Bali in Indonesia are two long-term leasehold properties, Jimbaran Puri Bali—42 keys—and Ubud Hanging Gardens—38 keys.  Jimbaran Puri Bali originally occupied four beachfront acres on the south coast of the island.  Guest rooms are situated in cottages and, in addition to ocean water sports, the hotel features two restaurants and a swimming pool.  In 2007, OEH acquired a long lease of about three additional acres of vacant land beside the hotel on which OEH is building 22 additional keys, each with a plunge pool, for opening in mid-2009.

Ubud Hanging Gardens is located on terraces on about seven steep hillside acres above the Ayung River gorge in the interior of Bali.  The hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.  Each key has its own private plunge pool.

La Résidence d’Angkor—55 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor, the principal tourist attraction in the area, are near the hotel which has an indoor/outdoor restaurant and swimming pool.  OEH has plans to add eight keys and a spa to this property in the future.

Built in 1920, The Governor’s Residence—48 keys—in the embassy district of Rangoon, Burma (Myanmar) was originally the official home of one of the Burmese state governors in the 1920s.  It is a teak two-storey mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.  OEH owns a 66% interest in the property and has reached agreement in principle with the other shareholders in the property to increase its interest to 100%.  The hotel was damaged by the cyclone that struck Burma in May 2008 and was closed for three months for repairs.

In Luang Prabang, the ancient capital of Laos, OEH owns a 69% interest in La Résidence Phou Vao—34 keys.  The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-storey buildings surrounded by gardens that include a restaurant, spa and swimming pool.

Hotel Management Interests

Through a 50%/50% joint venture with a Spanish investment company, OEH owns and manages the famous Hotel Ritz—167 keys—in central Madrid near the financial district, Spanish parliament and many of the city’s well known tourist attractions.  Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the popular Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner renovated the public areas of the hotel and have plans for future refurbishment of the guest rooms including the addition of 13 keys.

Charleston Place—440 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a fitness center with spa and swimming pool, and a shopping arcade of 25 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodelled as additional conference space and retail shops.  OEH has a 19.9% ownership interest in this hotel, manages the property under an exclusive long-term contract, and receives interest on partnership loans which it assumed at the time of its original investment and on other loans made since then.  See Note 3 to the Financial Statements regarding the change of accounting treatment of this hotel at the end of 2008.

OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following three hotels under long-term renewable leases.

The Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and upgraded by OEH since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cusco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.  The three acre site includes a vacant convent adjoining the hotel which can in the future be rebuilt as 55 additional keys.

The Machu Picchu Sanctuary Lodge–31 keys–is the only hotel at the famous mountaintop Inca ruins at Machu Picchu.  All of the rooms have been refurbished to a high standard.  The joint venture also has a lease on seven acres at the foot of the ruins, close to the town where tourists arrive by train, for possible future expansion.

The Peru hotel joint venture of OEH built and opened in April 2008 a small luxury bungalow hotel called Las Casitas del Colca–20 keys–on 57 acres north of Arequipa near the 11,000 foot high rim of Colca Canyon.  The hotel features individual casitas with plunge pools, an intimate main dining room and a swimming pool and spa.  Guests enjoy tours of the scenic canyon famous for its giant condors.

Restaurants

OEH owns ‘21’ Club, the famous landmark restaurant at 21 West 52nd Street in mid-town Manhattan in New York City.  Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine.  It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for functions, including the famous secret wine cellar.

In 2007, OEH contracted to purchase the land and building of the Donnell branch of the New York Public Library on West 53rd Street adjoining ‘21’ Club on West 52nd Street.  Subject to obtaining necessary permits and acquiring additional air rights, OEH planned to demolish the library building and construct a 40-story luxury hotel of up to 150 keys including condominium residences and a restaurant, spa, swimming pool, a new Donnell library branch, and expanded banqueting and dining space connected to ‘21’ Club.  In February 2009, OEH informed the Library that it had determined not to exercise OEH’s right under the amended purchase contract to extend the closing date further, and that due to the current global financial crisis and conditions in the credit and real estate markets, OEH would not be in a position to complete the purchase of the property as provided in the contract.  OEH expressed its desire to pursue discussions with the Library to defer or restructure the project in a mutually agreeable manner.  See Note 16 to the Financial Statements.

OEH has re-established the famous La Cabaña steak house in Buenos Aires dating from the 1930s.  OEH bought the contents and name of the restaurant and, after relocating to the fashionable Recoleta area of the city, reopened in 2003.  The main dining room features a traditional open fire for searing meats, and three private dining rooms have regional Argentine themes.

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

OEH owns the Royal Scotsman luxury tourist train, having purchased in 2007 the 50% interest it did not previously own.  Founded in 1985, the Royal Scotsman is composed of nine Edwardian-style cars accommodating up to 36 passengers.  Each compartment in the six sleeping cars has a private bathroom.  Operating from April to October each year, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.

PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise awarded in 1999 and extendable every five years, upon the joint venture’s application, up to 30 additional years.  The joint venture pays the government a fee related to traffic levels which can be partially offset against investment in track improvements.  The 70-mile Cusco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road, as well as local passenger traffic.  Beginning in 2009, OEH anticipates other carriers may operate on this line for the first time in competition with PeruRail.  A second rail line runs from Cusco to Matarani on the Pacific Ocean via Puno on Lake Titicaca and Arequipa and principally serves freight traffic.  The Cusco-Machu Picchu line connects two of OEH’s Peruvian hotels allowing inclusive tours served by OEH’s Hiram Bingham luxury tourist train.  OEH also operates a deluxe daytime tourist train called the Andean Explorer on the Cusco-Puno route through the High Andes mountains.

The Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok.  The journey lasts between 48 and 72 hours each way and includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos.  Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air-conditioning and private bathrooms.  The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 130 passengers.  The Eastern & Oriental Express is available for charter by private groups.  OEH manages the train exclusively and has a 25% shareholding in the owning company.

OEH owns and operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road To Mandalay.  The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished.  It has 60 air-conditioned cabins with private bathrooms, spacious restaurant and lounge areas and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Pagan up to eight times each month and carries up to 120 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest.  Five to eight night itineraries are offered, including airfare to and from the ship and hotel accommodation in Rangoon.  OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border.  The ship does not operate in the hottest summer months and occasionally when the water level of the Irrawaddy River falls too low due to lack of rainfall.  The ship suffered major damage in the May 2008 cyclone that struck Burma and is currently in drydock for repairs.  Service is scheduled to restart in late 2009.

OEH owns five luxury river and canal boats operating as Afloat in France in Burgundy, Provence and other rural regions of France.  In 2007, OEH acquired the 50% interest in this business that it did not previously own.  The boats accommodate between six and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three to six night itineraries with guests dining on board or in nearby restaurants.  Shore excursions are organized each day.

Property Development

OEH has been pursuing opportunities to develop the real estate it owns at its hotels.  In addition to expansion through building guest rooms and other facilities at the hotels, certain of OEH’s properties have adjacent vacant land available for construction and sale of deluxe residential villas and apartments, as noted above under the various “Owned Hotels” headings.  This activity is being curtailed in 2009 because of weakening demand for newly built high-end residences in the locations of OEH’s projects and difficulty in raising construction funding in the current financial markets uncertainty.

OEH is continuing to build at La Samanna in St. Martin the Porto Cupecoy village on 12 acres on the Dutch side of the island, consisting of approximately 180 one to four bedroom condominium apartments and 30,000 square feet of retail and restaurant space, and a 50-slip marina.  Completion of construction is currently scheduled in late 2009.  At December 31, 2008, 71 condominiums at Porto Cupecoy had been pre-sold.  OEH also has planning permission to construct a further 60 units at Porto Cupecoy in the future.

On the French side of La Samanna, OEH plans to build in phases up to 37 private residential villas on 36 acres.  A first phase of eight large villas has been completed in three or four bedroom configurations each with a private swimming pool.  These are operated as part of the hotel pending their sale.  Commencement of construction of additional villas is being deferred.

At Keswick Hall in Virginia, OEH will continue to offer for sale residential parcels of land in a minimum size of two acres surrounding and adjacent to its Keswick Club championship golf course.  Two plots were sold in 2008.  OEH has built the roads and other infrastructure, including some sample homes, while most purchasers build their own custom-designed homes subject to development guidelines.  Each sale entitles the purchaser to join the hotel’s Keswick Club.

When OEH acquired the Pansea hotels group in Southeast Asia in 2006, development of 14 private villas was already underway on the 40-acre site of Napasai on Koh Samui in Thailand.  Four remain for sale and up to 40 more may be built in the future.

In 2007, OEH completed the purchase of about 28 acres of vacant land beside its Maroma Resort and Spa on the Riviera Maya in Mexico, on which up to 20 private residential villas may be built in the future.

Other hotels owned by OEH with available vacant land include Reids Palace in Madeira, Lapa Palace in Lisbon, and Inn at Perry Cabin on the eastern shore of Maryland.  Development may include sale of completed residences and, in many cases, ongoing management as integral parts of the adjacent hotels or, at Keswick Hall, membership in the hotel’s golf club.  The villas and apartments are being marketed and sold by local on-site sales personnel of OEH and through third-party real estate agents with listings locally and abroad.

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

OEH benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.  These long-term trends suffered setbacks in recent years due to the present turmoil in financial markets and slowing national economies, the shock of terrorist attacks, the build-up and aftermath of regional conflicts in Iraq, Afghanistan and other parts of the world, and the SARS epidemic.  Management believes, however, that the public’s confidence in international travel and demand for luxury hotel and tourist products will be sustained over the long term.

In the short term, because of the current global economic uncertainty resulting in weakening demand for OEH’s travel products, OEH is taking the following steps, among others:

•                                           seeking to preserve liquidity by reducing costs,

•                                          deferring capital expenditures and new investment projects,

•                                          maximizing revenue opportunities and operating margins across OEH’s unique portfolio,

•                                          disposing of under-performing properties in order to rebalance the portfolio, and

•                                          reducing overhead costs to position assets for improving performance when demand recovers.

See Item 7–Management Discussion and Analysis.  OEH management plans to grow the business in the long term by:

•                                          increasing RevPAR and other earnings at its established properties and recent acquisitions,

•                                          expanding existing hotels where land or space is available and potential investment returns are relatively high,

•                                          developing vacant land as residences for sale,

•                                          increasing the utilization of its tourist trains and cruises to add trips, and

•                                          acquiring additional distinctive luxury properties throughout the world that have attractive potential investment returns.

Factors in OEH’s evaluation of a potential acquisition include the uniqueness and deluxe nature of the property, attractions and experiences for guests in the vicinity, acceptability of initial investment returns, upside potential through pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.  Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are low.

OEH management plans to continue owning or part-owning and managing most OEH properties, although OEH will consider contracts to manage properties without part-ownership which meet its criteria in order to facilitate entry into new markets or to preserve capital investment.  Ownership encourages OEH to develop the distinctive local character of its properties and allows it to benefit from current cash flow and future gains should it sell a property.  Self-management has enabled OEH to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

Many of OEH’s individual properties, such as the Hotel Cipriani, Copacabana Palace and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travellers will choose an individually styled property in preference to a chain brand.  OEH links its properties together through the “Orient-Express” name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

As indicated above under “Property Development”, OEH is expanding its property development activities over time.  Management anticipates future profits both from sales of land and completed units and from ongoing management of the units for the owners as integral parts of the adjacent hotels.  In the short term, however, OEH is curtailing this activity in the current weak economic and financial environment.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (prioritizing electronic channels such as the internet and strategic travel agents and tour operators), cross-selling to existing customers, and public relations.  After restructuring to align with market performance and distribution trends, OEH now has a corporate sales force of about 90 persons in 11 locations.  These include key account sales offices in New York, Sao Paulo, London, Paris, Cologne, Milan, Madrid, Moscow, Tokyo and Singapore, and reservations offices in Charleston (South Carolina), London and Singapore.  OEH also has local sales representatives responsible for the hotels where they are based.  OEH’s sales staff train preferred travel industry and distribution partners, negotiate with group and corporate account representatives, and conduct marketing initiatives such as direct mailings, e-commerce, trade show participation and event sponsorship.  OEH participates in a number of partner programs, such as “American Express Centurion” and “Virtuoso”.  OEH offers its top travel agents and other industry partners free participation in OEH’s “Bellini Club” providing training courses, special commissions and sales support for all OEH products worldwide.

Websites and e-marketing are important direct sales and branding tools for OEH.  Through its principal website (www.orient-express.com) and the websites of the individual properties, OEH provides extensive descriptions and images of the properties and guest activities in English and other languages.  Direct online booking capability is provided as well as affiliate programs for online partners.  OEH operates other internet travel portals that direct customers to OEH’s properties, and works with other selected electronic distribution channels.

Because repeat customers appreciate the consistent quality of OEH’s hotels, trains, cruises and restaurants, an important part of management’s strategy is to promote OEH properties through various cross-selling efforts.  These include the inhouse “Orient-Express Traveller” directory, worldwide preferred travel agent programs, and direct communications to existing customers.  OEH sells luxury souvenir goods branded with the names of its travel products.

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of its properties, guests are more likely to hear about OEH’s hotels and tours through word-of-mouth or published articles rather than through general advertising.  OEH has an in-house public relations office in London and representatives in 14 countries worldwide, including contracts with third-party public relations firms, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel market.  Over the years, OEH’s properties have won numerous national and international awards given by trade or consumer publications such as Conde Nast Traveller, Gourmet, Travel & Leisure, and Tatler, or industry bodies such as the American Automobile Association.  The awards are based on opinion polls of readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

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

OEH’s luxury tourist trains have no direct competitors.  Other trains exist on similar routes, including possible new services in 2009 on the Cusco-Machu Picchu line of PeruRail, but management believes OEH’s trains and onboard service are unique and of such superior quality that guests consider an OEH train journey more as a luxury experience and an end in itself rather than as a means of transport.

Employees

OEH currently employs about 7,400 persons, about 2,600 of whom are represented by labor unions.  Approximately 6,500 persons are employed in the hotels and restaurants, 800 in the trains and cruises business, and 100 in central administration and other activities.  Management believes that OEH’s ongoing labor relations are satisfactory.

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

Described below are only the risks OEH management considers to be significant.  There may be additional risks that are currently deemed less material or not presently known to management.  If any of these risks occurs, OEH’s business, prospects, financial condition, results of operations or cash flows could be materially adversely affected.  A risk that might have a material adverse effect means that the risk may have one or more of these effects.  In that case, the market price of the Class A common shares could decline.

Risks of OEH’s Business

OEH’s operations are subject to adverse factors generally encountered in the lodging, hospitality and travel industries.

Besides the specific conditions discussed in the risk factors below, these adverse factors include:

•                                          cyclical downturns arising from changes in general and local economic conditions and business activities, which impact levels of travel and demand for travel products,

•                                          recurrence of rising travel costs such as increased air travel fares and higher fuel costs,

•                                          political instability of the governments of some countries where OEH properties are located or operate, resulting in depressed demand,

•                                          less disposable income of consumers and the travelling public,

•                                          dependence on varying levels of tourism, business travel and corporate entertainment,

•                                          changes in popular travel patterns,

•                                          competition from other hotels and leisure time activities,

•                                          periodic local oversupply of guest accommodation, which may adversely affect occupancy and actual rates achieved,

•                                          increases in operating costs at OEH properties due to inflation and other factors which may not be offset by increased revenues, and changes in costs of materials,

•                                          regional and local economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•                                          expropriation or nationalization of OEH properties by foreign governments,

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

The effects of many of these factors vary among OEH’s hotels and other properties because of their geographic diversity.

For example, civil unrest in Burma in September 2007 resulted in reservation cancellations at The Governor’s Residence and Road To Mandalay at the beginning of the seasonal high demand period for those properties.  Bookings were recovering but suffered a new setback when the hotel and ship were damaged by a cyclone hitting Burma in May 2008.

Also, as a result of the terrorist attacks in the United States in September 2001 and the subsequent military actions in Afghanistan and Iraq, international, regional and even domestic travel was disrupted.  Demand for most of OEH’s properties declined substantially in the latter part of 2001 and in 2002.  Further acts of terrorism or a military action, or the threat of either, could again reduce leisure and business travel, thereby adversely affecting OEH’s results.

The currently weakening economies of North America, Europe and other regions and the current disruption of financial markets in various parts of the world have resulted in shorter lead times for reservations at many of OEH’s properties in 2009 because of customers’ economic uncertainty.  Shorter booking lead times were also experienced in the 2001-2002 period.  As a result, OEH’s ability to forecast operating results and cash flows has been reduced.  These factors have also affected OEH’s liquidity outlook.  See “Liquidity and Working Capital–Liquidity” in Item 7–Management Discussion and Analysis.

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

Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which OEH operates.  For example, new passenger rail services may operate starting in 2009 on the Cusco-Machu Picchu line of PeruRail for the first time in direct competition, which may reduce PeruRail’s profitability.  As another example, largely because of new hotel competition in Bora Bora as well as high cost structures, OEH decided in late 2007 to dispose of Bora Bora Lagoon Resort.

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

The success of expanding existing properties depends upon obtaining necessary building permits or zoning variances from local authorities.  Failure to obtain or delay in obtaining these permits could adversely affect OEH’s strategy of increasing revenues and earnings through expansion of existing properties.

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

Management intends to increase the revenues and earnings of OEH in the long term through acquisition of new properties and expansion of existing properties.  The ability to pursue new growth opportunities successfully will depend on OEH management’s ability to:

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

Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those encountered in OEH’s existing locations.  There can be no assurance that management will succeed in OEH’s growth strategy, in particular in the face of the current global economic uncertainty.

OEH management plans to develop new properties in the future.  New project development is subject to such adverse factors as:

•                                          site deterioration after acquisition,

•                                          inability to obtain necessary government permits,

•                                          inclement weather,

•                                          labor or material shortages,

•                                          work stoppages,

•                                          availability of equity funding, construction finance and mortgage loans,

•                                          weak economic environment before, during or after development,

•                                          claims and disputes between OEH and other contracting parties,

•                                          untimely opening,

•                                          high start-up costs, and

•                                          weak initial market acceptance of a new property.

For example, El Encanto in Santa Barbara was originally closed for extensive renovations in late 2006, with an expected reopening in 2008.  However, because of changes in rebuilding plans, delays in obtaining government permits, a slower pace of construction than initially expected and difficulty in obtaining financing in the current economic turmoil, reopening of the hotel has been delayed at least until 2011.

As another example, due to the current global financial crisis, including the problems in the credit and real estate markets, OEH has been unable at this time to obtain suitable financing and/or equity partners for its New York hotel development project adjoining ‘21’ Club.  OEH has therefore advised the New York Public Library with whom it has contracted to purchase the project site that OEH has determined not to exercise its right further to extend the closing date of the purchase of the site and that OEH would not be in a position to close the transaction as provided in the purchase and sale agreement between the parties.  OEH has proposed to enter into discussions with the Library to defer or restructure the project.  If OEH and the Library cannot reach a satisfactory resolution of the matter, the Library may initiate litigation against OEH making claims under the agreement.

OEH may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition, expansion and development of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade OEH’s properties, are capital intensive.  The availability of future borrowings and access to capital markets for equity financing to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of financing terms offered to OEH.  There can be no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs.  Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings may require restrictive covenants that would limit OEH’s flexibility in operating its business.  See also “Risks Relating to OEH’s Financial Condition and Results of Operations” below.

OEH’s operations may be adversely affected by extreme weather conditions and the impact of natural disasters.

OEH operates properties in a variety of locales, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues are dependent on the revenues of individual properties, extreme weather conditions can from time to time have a major adverse impact upon individual properties or particular regions.  For example, hurricanes in August and October 2005 caused damage to the Windsor Court Hotel in New Orleans and Maroma Resort and Spa on Mexico’s Yucatan Peninsula, resulting in temporary closure of the hotels for repairs.  Similarly, The Governor’s Residence and Road to Manadalay cruiseship, both in Burma, were damaged by a cyclone in May 2008.  OEH carries property and loss of earnings insurance in amounts management deems reasonably adequate, but damages may exceed the insurance limits or be outside the scope of coverage.

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

•                                          construction delays or cost overruns that may increase project costs,

•                                          delay or denial of zoning, occupancy and other required government permits and authorizations,

•                                          write-off of development costs incurred for projects that are not pursued to completion,

•                                          natural disasters such as earthquakes, hurricanes, floods or fires that could adversely impact a project,

•                                          defects in design or construction that may result in additional costs to remedy, or that require all or a portion of a property to be closed during the period needed to rectify the situation,

•                                          inability to raise capital to fund a project because of poor economic or financial conditions,

•                                          claims and disputes between OEH and other contracting parties resulting in delay, monetary loss or project termination,

•                                          government restrictions on the nature or size of a project or timing of completion, or on the ownership of completed units such as by foreign nationals, and

•                                          changes in market conditions for residences, such as credit availability and pricing terms, or oversupply that may affect OEH’s ability to sell residential units at a profit or at price levels originally anticipated.

OEH’s owned hotels and restaurants are subject to risks generally incidental to the ownership of commercial real estate and often beyond its control.

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

In the competitive hotel and leisure industry in which OEH operates, trade names and trademarks are important in the marketing, promotion and revenue generation of its properties.  OEH has a large number of trade names and trademarks, and expends resources each year on their surveillance, registration and protection.  OEH’s future growth is dependent in part on increasing and developing its brand identities.  The loss, dilution or infringement of any of OEH’s brand identities could have an adverse effect on its business, results of operations and financial condition.

Risks Relating to OEH’s Financial Condition and Results of Operations

The current uncertainty in the financial markets and sustained weakening of the economies of many countries could impact OEH’s business and financial condition.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption recently, including, among other things, volatility in securities prices and diminished liquidity and credit availability.  Furthermore, the economies of the United States and other countries are slowing down, leading to economic recessions which could, among other things, reduce the amounts persons and businesses spend on travel, hotels, dining and entertainment.  As a result, OEH may experience pressure on its pricing, reduced occupancy at its properties, and fewer customers from traditional markets for its hotels and other travel products.  OEH is not able to predict the likely duration or severity of the current disruption in financial markets or the general economic uncertainty in the United States and the world.  However, if economic conditions continue or worsen, they could decrease OEH’s future revenue, profitability and cash flow from operations which could adversely impact OEH’s liquidity and financial condition, including its ability to comply with financial covenants in its loan facilities.

The financial uncertainty and economic weakening identified in the previous risk factor could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to raise additional funds for its cash requirements for working capital, commitments and debt service.

During the 12 months ending December 31, 2009, OEH has approximately $29,700,000 of scheduled debt repayments, excluding amounts relating to revolving facilities, which it expects to meet through operating cash flow and other available committed facilities.  This also excludes $3,000,000 of debt at Keswick Hall which comes due when the relevant building lots are sold. Additionally, OEH’s capital commitments amount to $76,600,000, of which $53,000,000 relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  OEH has informed the Library that it wishes to defer or restructure the purchase.  The balance of $23,600,000 is currently covered by committed funding and projected operating cash flow. OEH expects to incur costs of a further $31,961,000 to complete its Porto Cupecoy development, funded largely by deposits on sales as the work progresses and a short-term loan agreed in principle with a bank lender.

OEH is discussing with its advisers the most appropriate way of funding the remaining unfunded commitments.  Options available to OEH, depending on availability in the current economic and financial environment and OEH’s continuing compliance with financial covenants in its existing loan facilities, include raising additional debt at property level, issuing debt instruments or equity, rescheduling loan repayments or capital commitments, disposing of properties or other assets for cash, or a combination of the foregoing.  OEH has prepared cash flow projections which indicate it will have available cash from operations, appropriate debt finance and other sources sufficient to fund its working capital requirements, committed capital expenditures, committed acquisitions and debt service for the foreseeable future.  OEH is also taking steps to enhance its liquidity and capital position, including as follows:

•                                        In December 2008, OEH amended its agreements with the New York Public Library, which allowed it to defer closing of its purchase of the Donnell branch adjacent to ‘21’ Club.  Under these amendments, OEH made an additional deposit with the Library of $3,000,000 in December 2008 and received a series of options to defer the closing 30 days at a time by making further deposits, a portion of which would be deemed interest, totaling $7,500,000 if all of the options were exercised and resulting in a final payment of $36,300,000 due in July 2009.  OEH exercised the first extension option and made an additional $1,000,000 deposit in January 2009, but did not elect to exercise a further option or make a further extension deposit in February 2009, and has advised the Library that, due to the current global financial crisis and conditions in the credit and real estate markets, OEH would not be in a position to close on the purchase of the Donnell branch as provided in the purchase contract.  OEH has advised the Library that it desires to pursue discussions to defer or restructure the project in a mutually agreeable manner.  By letter dated February 27, 2009, the Library advised OEH that it will be in default under the purchase agreement if it does not close the transaction and that the Library may elect to exercise its rights and remedies under the agreement and is otherwise reserving its rights.  There can be no assurance that discussions will occur or, if they do, a resolution of the matter satisfactory to OEH will result.

•                                          The reopening of El Encanto in Santa Barbara (currently closed for refurbishment) has been delayed to 2011, which defers $50,000,000 of capital expenditures and enables OEH to open this property in more favorable market conditions.

•                                          OEH has cancelled proposed hotel acquisitions previously under discussion in Zambia and Puglia, Italy and, with its proposed joint venture partner, cancelled new hotel building projects previously discussed in Miami, Florida, Panama City, Panama, and Cartagena, Colombia.

•                                          Cash dividend payments on the Company’s Class A and B common shares have been suspended, beginning in 2009.

•                                          OEH has reduced planned 2009 capital expenditures to $12,000,000 needed to complete specific property improvements that were already underway, principally at the Grand Hotel Europe, St. Petersburg and Hotel Cipriani, Venice, or to comply with local building or health and safety regulations.  OEH plans to spend no more than $12,000,000 replacing furniture, fixtures and equipment across all of its properties in 2009.

•                                          OEH is achieving annual overhead cost savings of at least $20,000,000 starting in the latter part of 2008 through 2009.  Personnel changes have been implemented following a review of OEH’s hotel management and operating structures, and reductions have been made in selling, general and administrative costs.

However, OEH cannot give assurance that, in the current economic and financial environment, additional sources of financing for OEH’s unfunded commitments will be available to OEH or available on commercially acceptable terms, or that OEH will be able to reschedule loan repayments or capital commitments, or that the foregoing steps to enhance OEH’s liquidity and capital position will bridge any shortfall.  If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in OEH’s financing agreements could be breached or could limit OEH’s discretion in operating its businesses, causing it to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH’s financing agreements with several commercial bank lenders contain covenants that include limits on additional debt collateralized by mortgaged properties, limits on property liens and limits on mergers and asset sales, and financial covenants requiring maintenance of minimum net worth amounts or a minimum debt service coverage, or establishing a maximum debt to equity ratio or a maximum loan to collateral value ratio.  Indebtedness is also collateralized by substantially all of OEH’s properties.  Future financing agreements may contain similar provisions and covenants or even more restrictive ones.  If OEH fails to comply with the restrictions in its present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

OEH is in regular discussions with its bankers regarding funding requirements and to ensure its continued compliance with the financial covenants applicable to OEH in its existing loan facilities.  At December 31, 2008, OEH was in compliance with all major covenants, although the Hotel Ritz, Madrid was out of compliance with a debt service coverage ratio in its first mortgage loan facility which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel.  OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a covenant breach if weak trading conditions lead to a deterioration of OEH’s results and the costs of implementing remedial steps reduce OEH’s earnings in any given period.  If current economic conditions, including the volatility recently experienced in foreign exchange and global debt markets, continue or worsen, OEH believes there is heightened risk that it could breach certain financial covenants applicable to OEH during 2009.

OEH’s liquidity would be adversely affected if a covenant breach occurred in a material loan facility and OEH were unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured.  OEH expects to take pro-active steps to meet with its bankers to seek an amendment to any specific financial covenant if OEH believed that it was likely that the covenant would be breached because of adverse trading conditions or incurrence of additional costs.  There can be no assurance, however, that OEH’s loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service.

Possible loan covenant breach at March 31, 2009

In particular, at March 31, 2009, OEH may breach a minimum $600,000,000 tangible net worth covenant in two long-term debt facilities under which $102,900,000 had been borrowed at December 31, 2008.  The relevant loan agreements define tangible net worth as consolidated shareholders’ equity less intangible assets.  This breach may occur in part because of the following movements in OEH’s accounts:

•                  In the three months ended December 31, 2008, OEH raised $52,514,000 of new equity capital, after fees and costs, by selling 8.5 million newly issued class A common shares of the Company.  OEH’s net loss in the quarter was $48,056,000, and OEH’s shareholders’ equity was reduced by a further $61,109,000 mainly because of foreign exchange movements of $50,048,000 which reduced the carrying value of OEH’s net assets in U.S. dollars on translation from the applicable local currency, and because of costs of $8,825,000 associated with the change in the fair value of effective interest rate hedge derivatives.  As a result, OEH’s consolidated shareholders’ equity fell by $57,126,000 in the quarter.

•                  Also in the three months ended December 31, 2008, the net book value of intangible assets increased by $20,949,000 largely because goodwill of $40,395,000 was recognized as a result of the consolidation of Charleston Place Hotel for the first time, partially offset by a reduction in the carrying value of goodwill by an impairment charge of $9,252,000 and a reduction of $8,842,000 as a result of foreign exchange movements in the quarter.

Combining these two movements, OEH’s tangible net worth decreased by $78,075,000 in the three months ended December 31, 2008.  OEH expects a further decline in its tangible net worth in the three months ended March 31, 2009.  The first quarter each year is traditionally OEH’s lowest earning period due to the seasonality of its business and, if foreign exchange rates move against OEH at the end of the quarter, this will further reduce shareholders’ equity.

Although OEH was in compliance with this minimum tangible net worth covenant at December 31, 2008, OEH is discussing with the lender on both loan facilities how the financial covenant calculation should be adjusted to reflect the impact of the initial consolidation of Charleston Place Hotel, given that inclusion of that hotel on OEH’s balance sheet was not anticipated when the loan agreements were entered into and the minimum net worth test amount was established, and how OEH should treat the other non-cash movements which impacted the calculation at December 31, 2008 and which could affect the calculation in the future.

OEH’s substantial indebtedness could adversely affect its financial health.

OEH has a large amount of debt in its capital structure and may incur additional debt from time to time.  As of December 31, 2008, its consolidated long-term indebtedness was $860,123,000 (including the current portion).  This substantial indebtedness could:

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

OEH must also repay or refinance its indebtedness in the future.  Although OEH may seek to refinance its indebtedness, it may be unable to obtain refinancing on satisfactory terms, in particular because of the current economic uncertainty in debt markets.  Any failure of OEH to repay indebtedness when due may result in a default under its indebtedness and cause cross-defaults under other indebtedness.

Increases in prevailing interest rates may increase OEH’s interest payment obligations.

Approximately 60% of OEH’s consolidated long-term debt at December 31, 2008 accrues interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but there can be no assurance those hedges will be successful.  At December 31, 2008, approximately $319,870,000 of long-term debt was subject to fixed interest rate swaps.

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

The Company paid quarterly cash dividends on its Class A and B common shares in the amount of $0.025 per share in 2004 through 2008 but has suspended dividends beginning in 2009.  There can be no assurance the Company will be able to resume dividend payments in the future because of debt repayment requirements, a downturn to OEH’s business or other reasons.

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

Implementation of existing and future standards and rules of the U.S. Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of OEH’s financial statements and related disclosures.  Future regulatory requirements could significantly change OEH’s current accounting practices and disclosures.  These changes in the presentation of OEH’s financial statements and related disclosures could change an investor’s interpretation or perception of OEH’s financial position and results of operations.  For example, OEH became subject to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, in the first quarter of 2007 requiring OEH to recognize at that time a substantial initial FIN 48 liability with a corresponding adjustment to retained earnings.  See Note 12 to the Financial Statements.  OEH’s future income tax cost may include a tax benefit as the initial FIN 48 provision is released or a tax cost as new FIN 48 liabilities are recognized, in addition to the tax costs or benefits that relate to OEH’s trading activities and results.

OEH uses many methods, estimates and judgments in applying its accounting policies (see “Critical Accounting Policies” in Item 7—Management’s Discussion and Analysis of this report).  By their nature, these are subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead OEH to change its methods, estimates and judgments which could significantly affect OEH’s results of operations.

As an example of these estimates and judgments, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, OEH evaluates goodwill at least annually, or when events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable.  OEH’s impairment analysis incorporates various assumptions and uncertainties that it believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. However, these assumptions and uncertainties are, by their very nature, highly judgmental.  There is no guarantee that OEH’s business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, OEH may be required to record a further charge in a future statement of operations for goodwill impairment losses, in addition to the impairment charge of $9,252,000 recorded in 2008

Risks of Investing in Class A Common Shares

The Company is not restricted from issuing additional Class A or B common shares, and any sales could negatively affect the trading price and book value of the Class A common shares outstanding.

The Company may in its discretion sell newly issued Class A or B common shares from time to time.  There can be no assurance that the Company will not make significant sales of Class A or B common shares in public offerings or private placements to raise capital, for funding future acquisitions, in employee equity compensation programs or for other corporate purposes.  Any sales could materially and adversely affect the trading price of the Class A common shares outstanding or result in dilution of the ownership interests of existing shareholders.

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

The Company’s share price can fluctuate as a result of a variety of factors, many of which are beyond OEH’s control.  These factors include:

•                                          quarterly variations in operating results,

•                                          operating results that vary from the expectations of management, securities analysts and investors,

•                                          changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•                                          developments generally affecting OEH’s business or the hospitality industry,

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

In addition, the stock market in general can experience volatility that is often unrelated to the operating performance of a particular company.  Recently this volatility has been extreme.  These broad market fluctuations may adversely affect the market price of the Class A common shares.

A subsidiary of the Company, which has three Company directors on its Board of Directors, may control the outcome of most matters submitted to a vote of the Company’s shareholders.

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding Class B common shares in the Company representing about 78% of the combined voting power of Class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold Class A common shares representing an additional 0.3% of combined voting power.  In general, holders of Class A common shares and holders of Class B common shares vote together as a single class, with holders of Class A common shares having one-tenth of one vote per share and holders of Class B common shares having one vote per share.  Therefore, as long as the number of outstanding Class B shares exceeds one-tenth the number of outstanding Class A common shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

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

Certain institutional shareholders (collectively owning approximately 11.9% of the Company’s Class A common shares) identified in Item 3—Legal Proceedings and Item 4—Submission of Matters to a Vote of Security Holders below have challenged the Company’s corporate governance structure as it relates to the ownership and voting of Class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the Class B shares as “treasury shares” with no voting rights and to cancel the Class B shares.  As reported below, those resolutions were rejected at the October 10, 2008 special general meeting of shareholders of the Company by a majority of the votes of the outstanding Class A and Class B common shares, voting together as a single class.  Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda seeking similar and related relief, as reported below.  The Company believes the Bermuda litigation is without merit and intends to defend the action vigorously.

The corporate governance structure of the Company has been analyzed by legal counsel, and the Company’s management believes that the structure is valid under Bermuda law.  It enables the Company to oppose any proposals that are contrary to the best interests of the Company and its shareholders, including coercive or unfair offers to acquire the Company, and thus preserve the value of the Company for all shareholders.  This corporate governance structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the Company’s Class A common shares.  However, the outcome of any litigation is uncertain.  Additional litigation against the Company or other future challenges of the Company’s governance structure may occur which may cause the Company to incur added costs, such as legal expenses, to defend its corporate governance structure.

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

ITEM 1B.                         Unresolved Staff Comments

None.

ITEM 2.                                  Properties

OEH owns 36 hotels worldwide (including nine under long-term lease), four European tourist trains, its Burmese cruiseship and five small French canalboats, and two restaurants in the U.S. and Argentina, and owns interests of 50% or less in five hotels in Peru, Spain and the U.S., its Southeast Asian tourist train and PeruRail, all as described in Item 1—Business above.  The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise businesses are occupied under operating leases.

ITEM 3.                                  Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business and as described below, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Corporate Governance Structure

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently owns all outstanding 18,044,478 Class B common shares of the Company and may vote those shares under Bermuda law, which represent about 78% of the combined voting power of the Class A and B common shares for most matters submitted to a vote of the Company’s shareholders.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

On January 12, 2009, D.E. Shaw Oculus Portfolios LLC, D.E. Shaw Valence Portfolios LLC and CR Intrinsic Investments LLC filed a petition in the Supreme Court of Bermuda.  The petition alleges, among other things, (i) that the Company has acted unlawfully by holding and voting, directly or indirectly, its own shares, (ii) that the Company’s Board of Directors has exercised its fiduciary powers for an improper purpose with respect to the holding and voting of Class B common shares of the Company, (iii) that the Company’s Board of Directors has breached its fiduciary duties to the Company and failed to act in good faith and in the best interests of the Company and (iv) that the Company’s affairs have been conducted in a manner oppressive or prejudicial to the interests of the holders of the Class A common shares of the Company.

The named respondents in the petition are (i) the Company, (ii) Holdings and (iii) the seven individual members of the Company’s current Board of Directors.

The petition does not seek damages but seeks, among other relief, (i) a declaration that it is unlawful for the Company, directly or indirectly, to hold or vote the Class B common shares, (ii) a declaration that the Board of Directors acted for an improper purpose by holding or voting the Class B common shares, (iii) an amendment to the bye-laws of the Company that would have the effect of treating the Class B common shares as treasury shares with no voting rights, (iv) an order requiring the cancellation of all of the Class B common shares, (v) an order restraining Holdings from exercising its voting rights in respect of the Class B common shares and (vi) an order authorizing the petitioners to bring proceedings in the name of the Company to have the Class B common shares cancelled and/or to prevent Holdings from exercising voting rights in respect of the Class B common shares.

The Company believes that the petition is without merit and intends to defend the action vigorously.  The petition does not seek damages and any remedial action against the Company would likely be limited to compliance, if ordered, with the declaratory and injunctive relief sought.  The corporate governance structure of the Company, with dual Class A and Class B common shares and ownership of the Class B shares by Holdings, has been analyzed by legal counsel, and the Company’s management believes that the structure is valid under Bermuda law.  It enables the Company to oppose any proposals that are contrary to the best interests of the Company and its shareholders, including coercive or unfair offers to acquire the Company, and thus preserve the value of the Company for all shareholders.  This corporate governance structure has been in place since the Company’s initial public offering in 2000, and has been consistently described in the Company’s public filings and disclosed to investors considering buying the Company’s Class A common shares.

ITEM 4.                                  Submission of Matters to a Vote of Security Holders

As described in Item 3—Legal Proceedings above, D.E. Shaw Oculus Portfolios LLC, D.E. Shaw Valence Portfolios LLC and CR Intrinsic Investments LLC have filed a petition in the Supreme Court of Bermuda challenging the Company’s corporate governance structure as it relates to the ownership and voting of Class B common shares.  Before commencing that lawsuit, these shareholders in September 2008 purported to requisition a special general meeting of shareholders under section 74 of the Bermuda Companies Act (as amended) to consider two resolutions, namely (i) to amend the Company’s bye-laws to treat the Class B shares as treasury shares with no voting rights and (ii) to cancel the Class B shares.

As previously reported, on October 10, 2008, the Company convened and held a special general meeting of holders of the Class A and Class B common shares of the Company, voting together as a single class, to consider the two resolutions.  The numbers of votes on each were as follows:

(1)                                  Amendment of the Company’s bye-laws to treat the Class B common shares of the Company as treasury shares:  FOR 3,010,025, AGAINST 18,168,430, and ABSTAIN 754.

(2)                                  Authorization to cancel the Class B common shares of the Company:  FOR 2,964,009, AGAINST 18,214,419, and ABSTAIN 781.

Accordingly, both resolutions were defeated at the special general meeting.

PART II

ITEM 5.                                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the Class B common shares of the Company are owned by a subsidiary of the Company and not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a Class A common share in 2007 and 2008 as reported for New York Stock Exchange composite transactions:

	2007		2008
	High	Low	High	Low

First quarter	$61.65	$44.92	$58.56	$40.42
Second quarter	60.64	50.69	49.71	39.19
Third quarter	58.97	42.60	43.28	23.55
Fourth quarter	65.36	50.69	24.47	3.80

The Company paid quarterly cash dividends at the rate of $0.025 per Class A and B common share in 2008 and 2007.  On November 3, 2008, the Company announced it was suspending payment of quarterly dividends beginning in 2009.

The Islands of Bermuda where the Company is incorporated have no applicable government laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to non-resident holders of the Class A and B common shares of the Company or which subject United States holders to taxes.

At February 20, 2009, the number of record holders of the Class A common shares of the Company was approximately 30.

During 2008, the Company made no offering of its Class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2008, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(e) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 6.      Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share amounts)

Revenue	$550,692	$578,415	$479,364	$421,090	$348,310

Impairments/gains (1)	$(32,715)	$2,312	$6,619	$—	$—

Earnings from unconsolidated companies, net of tax	$16,771	$16,425	$11,970	$11,175	$9,084

Net (loss)/earnings from continuing operations	$(6,612)	$50,263	$36,665	$41,293	$31,697

(Loss)/earnings from discontinued operations, net of tax (2)	$(19,939)	$(16,621)	$3,102	$246	$(479)

Net (loss)/earnings	$(26,551)	$33,642	$39,767	$41,539	$31,218

Basic (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.15)	$1.19	$0.90	$1.08	$0.92
Net (loss)/earnings from discontinued operations	(0.46)	(0.40)	0.08	0.01	(0.01)
Net (loss)/ earnings	$(0.61)	$0.79	$0.98	$1.09	$0.91

Diluted (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.15)	$1.19	$0.89	$1.07	$0.92
Net (loss)/earnings from discontinued operations	(0.46)	(0.40)	0.08	0.01	(0.01)
Net (loss)/earnings	$(0.61)	$0.79	$0.97	$1.08	$0.91

Total assets	$2,069,133	$1,988,437	$1,751,663	$1,452,166	$1,316,058

Long-term obligations	$860,123	$786,410	$669,697	$568,307	$583,706

Shareholders’ equity	$782,598	$848,531	$806,996	$650,496	$521,280

Dividends per share	$0.10	$0.10	$0.10	$0.10	$0.10

(1)                                  The gain in 2006 related to the sale of the investment in Harry’s Bar.  The gain in 2007 related to the gain on the settlement of insurance proceeds for hurricane-damaged assets at Maroma Resort and Spa.  The impairments in 2008 consisted of impairment of goodwill at Lapa Palace, Hôtel de la Cité, Le Manoir aux Quat’Saisons, Keswick Hall and Windsor Court Hotel of $9,723,000, and impairment of the equity investment in Hotel Ritz in Madrid of $22,992,000.

(2)                                  In December 2007, OEH decided to sell Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as discontinued operations.  Included in the loss from discontinued operations is goodwill and fixed assets impairment losses of $14,000,000 in 2007 and $12,000,000 in 2008.

See notes to consolidated financial statements (Item 8).

ITEM 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes references to non-GAAP financial measures as defined in Regulation G of the SEC.  OEH presents these measures because it believes they are of interest to the investment community by providing additional meaningful methods of evaluating certain aspects of OEH’s operating performance from period to period that may not otherwise be apparent on the basis of U.S. generally accepted accounting principles.  These financial measures should be viewed in addition to, and not in lieu of, OEH’s consolidated financial statements for the fiscal years presented in this report.

Introduction

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development.  Hotels currently consist of 41 deluxe hotels.  Thirty-six of these are wholly or majority owned, and are referred to in this discussion as “owned hotels”.  The other hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests”.  This includes the Charleston Place Hotel which, as noted below and in Note 3 to the Financial Statements, OEH has consolidated into its financial statements effective December 31, 2008.  Of the owned hotels, 12 are located in Europe, seven in North America (excluding Charleston Place Hotel) and 17 in the rest of the world.

In December 2007, Bora Bora Lagoon Resort was designated as held for sale and, accordingly, the results of the hotel have been reflected as discontinued operations in all periods presented.

Also, OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabaña in Buenos Aires.  In June 2006, OEH sold its minority interest in a third restaurant.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

OEH’s active real estate projects are in St. Martin, French West Indies, Keswick, Virginia and Koh Samui, Thailand.

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

In 2006, OEH saw growth of 10% in RevPAR with average occupancy of 63% and ADR of $380.  In 2007, same store RevPAR increased 15% in U.S. dollars and 11% in local currency with ADR of $428. In 2008, same store RevPAR increased 4% in dollars and 3% in local currency with ADR of $444.

OEH’s longer-term strategy to grow its business includes:

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

In July 2006, OEH raised $99.2 million in cash by selling 2,500,000 newly-issued class A common shares at $40 each.  The proceeds of the sale were used primarily to fund the acquisition of the former Pansea hotels group. In November 2008, OEH raised an additional $52.5 million in cash, after fees and costs of the offering, by selling 8,490,000 newly-issued class A common shares at $6.50 each. The proceeds of this sale are being used primarily for general corporate purposes including working capital, debt service and capital investment.

In 2008, 90% of OEH’s revenue was derived from the hotels and restaurants segment, 12% from tourist trains and cruises, and a negative 2% from real estate due to the change in application of accounting for revenue from the Porto Cupecoy project.  In the hotels and restaurants segment, 94% of revenue was from owned hotels, 4% from restaurants and 2% from hotel management interests.

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

Impact of Foreign Currency Exchange Rate Movements

As reported below in the comparisons of the 2008, 2007 and 2006 financial years under “Results of Operations”, OEH faces exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars.  Nine of OEH’s owned hotels in 2008 operated with currencies linked to the European euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Botswana pula, two in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses was denominated in Mexican pesos and the euro, respectively.

Except for the specific instances described above, OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of OEH’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

Change of Application of Accounting Policy for Porto Cupecoy

OEH accounts for revenue from its real estate activities in accordance with SFAS No. 66, “Accounting for Sales of Real Estate”. Revenue represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale. Previously, revenue related to the Porto Cupecoy project still under construction has been recognized under the percentage-of-completion method.

SFAS No. 66 details five separate tests that must be met in order to use the percentage-of-completion method for condominiums still under construction, including a requirement that the aggregate sales proceeds and costs can be reasonably estimated. OEH has closely monitored each of the tests and concluded during the fourth quarter of 2008 that, because of the sustained weakening of the European and U.S. economies in particular which resulted in a slowdown in condominium sales compared to prior estimates, the aggregate sales proceeds that the project would generate could no longer be reasonably estimated with sufficient certainty to permit OEH to continue to recognize revenue under the percentage-of-completion method at this time. Accordingly, OEH has reverted to accounting for sales proceeds received at the Porto Cupecoy project as deposits until the criteria required by SFAS No. 66 are again met.

Because of this change in the application of OEH’s accounting policy, the cumulative revenue and operating costs recognized by OEH in respect of the Porto Cupecoy project have been reversed through the statement of operations in the fourth quarter of 2008. Had OEH not changed from the application of the percentage-of-completion basis, proforma 2008 earnings from operations would have been $4.9 million higher than as reported.

OEH will account for sales proceeds as deposits for Porto Cupecoy in the future until the criteria required by SFAS No. 66 are again met.  This change of application of accounting policy had no cash effect on OEH.

Market Capitalization

The Company’s Class A common share price fell during 2008 from $57.52 at December 31, 2007 to $7.66 at December 31, 2008, a reduction in OEH’s market capitalization from $2,442 million at December 31, 2007 to $390 million at December 31, 2008.  A decline in quoted share prices and market capitalizations was common for all listed lodging companies in 2008. OEH does not believe that the decline in its share price or market capitalization is specifically indicative of a permanent decline in the value of the OEH’s assets over the period. OEH’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and OEH management performed impairment tests on all long-lived assets. OEH management believes the aggregate market value of these assets exceeds their carrying value, in part because many of OEH’s assets were acquired many years ago.

Asset and Investment Impairments

OEH regularly compares the carrying value of its fixed assets and goodwill to its own undiscounted and discounted cash flow projections, in order to determine whether any of these assets is impaired as required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  OEH also periodically obtains third-party valuations of fixed assets to comply with bank loan requirements.

At December 31, 2008, OEH has identified the following estimated goodwill impairments within its continuing operations, considering discounted future cash flows prepared as of the balance sheet date (dollars in millions):

Le Manoir aux Quat’Saisons	$5.3
Windsor Court Hotel	2.6
Lapa Palace	1.0
Hôtel de la Cité	0.5
Keswick Hall	0.3
$9.7

Through a 50%/50% joint venture with a Spanish partner, OEH has a 50% investment in and manages the Hotel Ritz in Madrid. The joint venture company is highly leveraged with first mortgage debt of $108.4 million which is non-recourse to the joint venture partners and unsecured debt of $16.7 million.  One half of the unsecured debt is guaranteed by each joint venture partner. OEH management believes substantial capital expenditure is necessary to improve the hotel’s long-term profitability.  As a result of the hotel’s discounted cash flow forecasts, OEH believes its investment in the joint venture is impaired and has reduced the carrying amount of that investment by $23.0 million.

These impairments have no cash effect on OEH and arose primarily because of expected reductions in future cash flows from these properties which resulted from the economic downturn in Europe, the U.S. and other parts of the world in the fourth quarter of 2008.

Liquidity and Financial Condition

As reported below under “Liquidity and Capital Resources—Liquidity”, OEH has substantial scheduled debt repayments and capital commitments in 2009, a large part of which is currently unfunded, and is working to improve its liquidity and capital position.  OEH plans to utilize cash from operations, appropriate debt finance and other funding sources and to reschedule loan repayments and capital commitments.  Also as reported below, OEH was in compliance with the major financial covenants in relevant loan facilities that applied to it at December 31, 2008.  OEH recognizes that it is exposed to enhanced risk in the current economic climate of a covenant breach during 2009 if weak trading conditions lead to a deterioration of OEH’s results.  OEH expects to take pro-active steps with its bankers to resolve prospectively any likely breach.

Results of Operations

OEH’s operating results for the years 2008, 2007 and 2006, expressed as a percentage of revenue, are as follows:

	Year ended December 31
	2008	2007	2006
Revenue:
Hotels and restaurants	90%	83%	84%
Tourist trains and cruises	12	14	13
Real estate and property development	(2)	3	3
	100	100	100
Expenses:
Depreciation and amortization	7	7	7
Operating	48	48	47
Selling, general and administrative	35	29	29
Impairment of goodwill	2	—	—
Impairment of equity investment	4	—	—
Gain on sale of fixed assets or investments	—	—	(1)
Net finance costs	8	7	11
(Loss)/earnings before income taxes	(4)	9	7
Provision for income taxes	—	(3)	(2)
Earnings from unconsolidated subsidiaries	3	3	3
Net (loss)/earnings from continuing operations	(1)	9	8
(Loss)/earnings from discontinued operations	(4)	(3)	—
Net (loss)/earnings as a percentage of revenue	(5)%	6%	8%

As noted above, because of the sustained weakening of the European and U.S. economies in particular, the aggregate sales proceeds that the Porto Cupecoy real estate development project is expected to generate can no longer be reasonably estimated with sufficient certainty to continue accounting for the project using the percentage-of-completion method of accounting.  Accordingly, management has reverted to accounting for sales proceeds from the project as deposits beginning in the fourth quarter of 2008.  The cumulative revenue and operating costs recognized by OEH in respect of the project to date have been reversed through the income statement in the fourth quarter, which results in negative real estate revenue for 2008.

Segment net earnings before interest expense (but after interest income from unconsolidated companies), foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”) for the years 2008, 2007 and 2006 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2008	2007	2006
Segment EBITDA:
Owned Hotels:
Europe	$62.6	$71.0	$52.7
North America	10.2	13.2	19.7
Rest of the world	32.8	35.6	31.6
Hotel management and part-ownership interests	23.3	23.8	19.9
Restaurants	2.9	4.6	6.5
Tourist trains and cruises	24.3	25.5	18.3
Real estate and property development	(6.4)	4.1	3.5
Impairment of goodwill	(9.7)	—	—
Impairment of equity investment	(23.0)	—	—
Gain on sales of fixed assets or investments	—	2.3	6.6
Central overheads	(31.1)	(26.0)	(22.1)

	$85.9	$154.1	$136.7

The foregoing segment EBITDA reconciles to net (loss)/earnings from continuing operations, as follows (dollars in millions):

	Year ended December 31,
	2008	2007	2006

Net (loss)/earnings from continuing operations	$(6.6)	$50.3	$36.7
Add:
Depreciation and amortization	39.0	38.9	34.5
Interest expense, net	50.6	45.5	44.4
Foreign currency, net	(4.9)	(1.0)	4.6
Provision for income taxes	0.8	15.6	10.8
Share of provision for income taxes of unconsolidated companies	7.0	4.8	5.7

Total	$85.9	$154.1	$136.7

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

Operating information for OEH’s owned hotels for the years ended December 31, 2008 and 2007 is as follows:

	Year ended December 31,
	2008	2007

Average Daily Rate (in dollars)
Europe	757	686
North America	390	371
Rest of the world	279	272
Worldwide	444	428

Rooms Available (in thousands)
Europe	322	325
North America	225	222
Rest of the world	454	408
Worldwide	1,001	955

Rooms Sold (in thousands)
Europe	171	187
North America	140	141
Rest of the world	280	259
Worldwide	591	587

Occupancy (percentage)
Europe	53	58
North America	62	64
Rest of the world	62	63
Worldwide	59	61

RevPAR (in dollars)
Europe	402	396
North America	242	236
Rest of the world	172	173
Worldwide	262	263

			Change %
				Local
			Dollars	Currency
Same Store RevPAR (in dollars)
Europe	380	369	3%	-2%
North America	230	226	2%	2%
Rest of the world	171	161	6%	12%
Worldwide	258	248	4%	3%

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

Copacabana Palace	Bora Bora Lagoon Resort
Hotel Cipriani	Mount Nelson Hotel
Casa de Sierra Nevada	Hotel das Cataratas
La Samanna	La Residence d’Angkor

Year Ended December 31, 2008 compared to

Year Ended December 31, 2007

Revenue

Year ended December 31,	2008	2007
	(dollars in thousands)
Revenue:

Hotels and restaurants
Owned hotels
Europe	$229,578	$228,522
North America	88,118	85,411
Rest of the world	138,976	128,771
Hotel management/part ownership interests	10,629	10,683
Restaurants	20,333	22,638
	487,634	476,025
Tourist trains and cruises	77,212	82,482
Real estate	(14,154)	19,908
	$550,692	$578,415

Total revenue decreased by $27.7 million, or 5%, from $578.4 million in 2007 to $550.7 million in 2008.  Hotels and restaurants revenue increased by $11.6 million, or 2%, from $476.0 million in 2007 to $487.6 million in 2008, but the revenue from tourist trains and cruises decreased by $5.3 million, or 6%, from $82.5 million in 2007 to $77.2 million in 2008.

Owned hotel revenue increased by $14.0 million, or 3%, from $442.7 million in 2007 to $456.7 million in 2008, of which $5.5 million was due to exchange rate fluctuations and $8.5 million was due to improvements in hotel trading.  On a group basis, average room rates increased without a significant decline in occupancy.

Following the change in the fourth quarter of 2008 in the application of the accounting policy for revenue in respect of the Porto Cupecoy development project to account for sales proceeds as deposits, revenue of $15.3 million recognized in 2007 was reversed in 2008. Real estate revenue derived from Keswick Hall was $1.1 million in 2008, compared to $4.6 million in 2007. There were no real estate sales in Koh Samui, Thailand in either 2007 or 2008.

Owned Hotels:  The increase in owned hotels revenue of $14.0 million is analyzed by region as follows:

Europe

Year ended December 31,	2008	2007
Average daily rate (in dollars)	757	686
Rooms available (in thousands)	322	325
Rooms sold (in thousands)	171	187
Occupancy (percentage)	53	58
RevPAR (in dollars)	402	396
Same store RevPAR (in dollars)	380	369

Revenue increased by $1.1 million from $228.5 million in 2007 to $229.6 million in 2008.  Had exchange rates in 2008 been the same as in 2007, Europe’s revenue would have been $9.2 million lower in 2008 than in the previous year.

The Grand Hotel Europe revenue grew by $8.5 million, or 18%, from $46.7 million in 2007 to $55.2 million in 2008. Of the increased revenue, $7.1 million was due to improved trading in 2008.  Average rates in local currency increased by 26% compared to 2007 and this increase offset a 3% fall in occupancy. Exchange rate movements were responsible for the other $1.4 million of revenue growth in the period.

In Italy, revenue at the Hotel Splendido decreased by $0.2 million from $29.5 million in 2007 to $29.3 million in 2008. Revenue fell by $2.4 million at the Villa San Michele, from $14.5 million in 2007 to $12.0 million in 2008, and decreased by $0.6 million at Hotel Caruso Belvedere, from $14.4 million in 2007 to $13.8 million in 2008. Revenue at the Hotel Cipriani decreased by $5.4 million from $39.5 million in 2007 to $34.1 million in 2008.  Without the positive effect of exchange rate movements of $5.7 million in 2008 compared to the previous year, revenue at the four Italian hotels collectively would have been $14.4 million lower in 2008 than in 2007, reflecting a decline in occupancy of 13% across the four properties on a same store basis which was partially offset by a 1% rise in average rates, when expressed in local currency.

Revenue at La Residencia increased by $1.9 million, or 13%, from $14.9 million in 2007 to $16.8 million in 2008. Of the increased revenue, $1.1 million was due to exchange rate movements with $0.8 million of the revenue growth due to average rate improvements of 3%. Occupancy rate was unchanged in 2008 compared to 2007.

Revenue at Le Manoir aux Quat’Saisons decreased by $0.7 million, or 3%, from $24.4 million in 2007 to $23.7 in 2008. Exchange rate movements caused revenue to fall by $1.9 million in 2008 compared to the prior year.  Revenue increased by $1.2 million due to improved year on year trading.  Average rates and occupancy both increased, and non-rooms revenue increased by 13% in local currency.

Revenue at Reids Palace, Madeira increased by $1.4 million, or 6%, to $24.9 million in 2008 from $23.5 million in 2007. Of the increased revenue, $1.6 million was due to exchange rate movements, without which revenue would have fallen by $0.2 million due to a 6% decline in occupancy in the current year which offset an 8% increase in average rates.

Revenue at Lapa Palace, Lisbon and Hôtel de la Cité, Carcassonne, decreased by $0.7 million and $0.6 million, respectively, to $12.5 million and $7.4 million, respectively in 2008. Had exchange rates in 2008 been the same as in 2007, revenue at these two properties together would have been $2.6 million lower than the combined revenue of $21.1 million reported in 2007. Occupancy at both Lapa Palace and Hôtel de la Cité fell in 2008 with only a small change in average rates.

On a same store basis across the European hotels, RevPAR in local currency decreased by 2% but exchange rate movements translated this into a 3% increase in U.S. dollars.

North America

Year ended December 31,	2008	2007
Average daily rate (in dollars)	390	371
Rooms available (in thousands)	225	222
Rooms sold (in thousands)	140	141
Occupancy (percentage)	62	64
RevPAR (in dollars)	242	236
Same store RevPAR (in dollars)	230	226

Revenue increased by $2.7 million, or 3%, from $85.4 million in 2007 to $88.1 million in 2008.

Revenue at Inn at Perry Cabin, Maryland, increased by $0.6 million, or 5%, from $10.7 million in 2007 to $11.3 million in 2008. Occupancy and average rates increased by 2%. Revenue derived from the hotel’s Linden spa, which opened in the third quarter of 2007, was $0.9 million in 2008, compared to $0.4 million in 2007.

Windsor Court Hotel in New Orleans recorded a $1.3 million revenue decrease, or 5%, from $25.2 million in 2007 to $23.9 million in 2008. Average rates increased by 2% but this could not offset a fall in occupancy of 6%.

Revenue at Maroma Resort and Spa, Mexico increased by $1.1 million, or 7%, from $16.4 million in 2007 to $17.5 million in 2008, reflecting average rate improvements of 9% which offset reduced occupancy, down 2% year on year.  Revenue at Casa de Sierra Nevada, Mexico increased by $0.8 million, to $3.1 million in 2008 from $2.3 million in 2007. Part of the hotel was closed for renovation during the first nine months of 2007.

Revenue at La Samanna, St Martin increased by $1.2 million, or 6%, to $20.8 million in 2008 from $19.6 million in the prior year, with both average rate and occupancy increasing in 2008 compared to 2007. Five of the eight villas built on land owned by OEH adjacent to La Samanna were available for rental from mid-December 2008 for the first time, generating revenue of $0.4 million.

Revenue at Keswick Hall, Virginia decreased by $0.1 million from $11.2 million in 2007 to $11.1 million in 2008. Average rates fell by 2% but occupancy increased by 1% in 2008.

Across all of the North American properties, on a same store basis RevPAR increased by 2%. Average occupancy was 62% in 2008 compared to 64% in 2007.

Rest of the World

Year ended December 31,	2008	2007
Average daily rate (in dollars)	279	272
Rooms available (in thousands)	454	408
Rooms sold (in thousands)	280	259
Occupancy (percentage)	62	63
RevPAR (in dollars)	172	173
Same store RevPAR (in dollars)	171	161

Excluding Hotel das Cataratas, Brazil, which OEH started to operate in October 2007 and which recorded revenue of $8.3 million in 2008, revenue in the Rest of the World region increased by $3.9 million, or 3%, from $128.8 million in 2007 to $130.6 million in 2008.

Revenue at the Copacabana Palace, Brazil increased by $1.5 million, or 4%, to $40.5 million in 2008. Occupancy on a same store basis fell by 4% in 2008 but average daily rates increased by 6%.

Revenue at OEH’s two Australian properties decreased by $0.8 million, or 4%, from $23.3 million in 2007 to $22.5 million in 2008. The U.S. dollar to Australian dollar exchange rate was the same in both the current and prior year. The drop in revenue reflects the trading performance of the Observatory Hotel, Sydney, where both occupancy and average daily rates fell in 2008 compared to the previous year.

Southern Africa revenue decreased by $0.8 million to $40.1 million for the year ended December 31, 2008.  Revenue at the Mount Nelson Hotel, Cape Town decreased by $1.4 million and revenue at the Westcliff, Johannesburg decreased by $0.3 million to $20.2 million and $9.9 million, respectively.  The movement of the South African rand and U.S. dollar exchange rate had a negative impact on the revenue of these two hotels of $5.2 million. Had the 2008 exchange rate remained at the 2007 level, South African revenue would have been $3.5 million higher than reported. Local currency average daily rates at the Mount Nelson increased by 12% and local currency rates increased by 15% at the Westcliff, which offset a drop in occupancy at this hotel on a same store basis.

Revenue at Orient-Express Safaris, Botswana, increased by $1.0 million, or 11%, from $9.0 million in 2007 to $10.0 million in 2008. Exchange rate movements between the U.S dollar and Botwanan pula had a negative impact on revenues, year on year, of $1.2 million.  Accordingly, the trading improvement was $2.1 million for the year ended December 31, 2008 compared to the prior year.

OEH’s six Asian hotels collectively increased revenue by $3.9 million, or 24%, from $16.9 million in 2007 to $20.0 million in 2008.  This included a decrease in revenue at The Governors Residence, Yangon, which declined by $0.3 million to $0.8 million following the cyclone that struck Burma in May 2008 resulting in closure of the hotel for part of the second and third quarters.  Excluding The Governors Residence, the Asian hotels recorded good revenue growth due to higher average rates and occupancy.  Exchange rate movements had only a small negative effect of $0.1 million on the Asian hotels revenue.

The Rest of the World region RevPAR, on a same store basis, increased by 12% in local currencies 2008 compared to 2007. This translated to a same store RevPAR increase of 6% when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue from hotel management interests decreased by $0.1 million, from $10.7 million in 2007 to $10.6 million in 2008. Improved revenue from the Peru hotel investments, up $0.6 million from $3.6 million in 2007 to $4.2 million in 2008, were offset by a decrease of $0.3 million from Charleston Place and a fall of $0.4 million from Hotel Ritz in Madrid.

Restaurants:  Revenue decreased by $2.3 million, from $22.6 million in 2007 to $20.3 million in 2008. Revenue at ‘21’ Club in New York fell by $2.7 million, or 13%, from $21.2 million in 2007 to $18.5 million in 2008, reflecting a 11% drop in covers year on year. Revenue at La Cabana, Buenos Aires increased by $0.3 million, to $1.3 million in 2008.

Tourist Trains and Cruises:  Revenue decreased by $5.3 million, or 6%, from $82.5 million in 2007 to $77.2 million in 2008.  This decrease included $2.5 million in respect of the Road to Mandalay river cruiseship which was extensively damaged by the cyclone in Burma in May 2008. Operations were suspended to allow for repairs, resulting in revenue falling by $2.5 million to $1.7 million in 2008, compared to $4.2 million in 2007.

The Venice Simplon-Orient-Express revenue increased by $2.2 million from $25.9 million in 2007 to $28.1 million in 2008.  Exchange rate fluctuations reduced the train’s revenue when reported in U.S. dollars by $2.3 million.  Had exchange rates in 2008 stayed the same, the  revenue would have been $4.5 million higher in 2008 than in the previous year. Venice Simplon-Orient-Express revenue increased partly because a higher number of passengers booked directly in 2008, instead of booking through agents or third-party tour operators, and also the discounts given to groups and charters were reduced.

The Royal Scotsman, which became wholly owned in April 2007, generated revenue of $6.0 million in 2008 compared to $6.8 million in the prior year. Of this decrease, $0.5 million was due to exchange rate fluctuations.

Revenue generated by the day train services operating in the United Kingdom — the British Pullman and the Northern Belle — decreased by $2.2 million from $22.9 million in 2007 to $20.7 million in 2008, of which $1.7 million was due to the change in the British Pound to U.S. dollar exchange rate.

Real Estate:  Following the change in the fourth quarter of 2008 in application of the accounting policy for revenue to account for sales proceeds as deposits for the Porto Cupecoy development project, revenue of $15.3 million recognized in 2007 was reversed in 2008. Real estate revenue derived from Keswick Hall was $1.1 million in 2008, compared to $ 4.6 million in 2007. Two lots were sold in 2008 compared to the sale of five lots and one house in 2007.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.1 million, from $38.9 million in 2007 to $39.0 million in 2008.

Operating Expenses

Operating expenses decreased by $15.2 million, or 5%, from $278.8 million in 2007 to $263.5 in 2008. As noted above, the 2008 expense included a credit of $9.9 million following the change in the application of the accounting policy for the Porto Cupecoy development in the fourth quarter of 2008. A corresponding charge was included in the operating expense total of $278.8 million in 2007. If these two Porto Cupecoy balances were excluded, operating expenses increased by $4.6 million, or 2%, from $268.9 million in 2008 to $273.5 million in 2008.

Of the $4.6 million cost increase in 2008, $3.5 million related to Hotel das Cataratas, which OEH began to operate in October 2007. The hotel incurred operating costs of $1.1 million in 2007.

Elsewhere, operating expenses incurred by Keswick Hall were $4.1 million lower in 2008 than in 2007 due to reduced real estate sales activity. Operating costs at the Grand Hotel Europe, St. Petersburg increased by $3.9 million, of which $0.4 million was due to fluctuation in exchange rates. Excluding this exchange rate effect, the increase was consistent with the additional revenue generated at this hotel in the current year.

Operating expenses at the European hotels, excluding Le Manoir aux Quat’Saisons, and at La Samanna, which incurs a significant portion of its costs in euros, increased by $0.8 million. Euro to U.S. dollar exchange rate movements caused expenses to increase by $5.6 million.  Had exchange rates been the same in 2008 as in 2007, the euro-denominated costs when translated into U.S. dollars would have been $4.8 million lower in 2008 than in the previous year.

Operating expenses incurred in the United Kingdom in 2008 increased by $0.8 to $60.4 million. The Venice Simplon-Orient-Express train incurs significant operating costs in euros, primarily haulage, railway track access and staff costs, which were higher in 2008 than in 2007 due to movements of the British pound exchange rate to the euro.

As a percentage of revenue, operating expenses were 48% of revenue in both 2008 and in 2007. Excluding the Porto Cupecoy costs mentioned above, operating expenses were 46% of revenue in 2007 and 50% of revenue in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $23.3 million, or 14%, from $169.0 million in 2007 to $192.3 million in 2008.

The selling, general and administrative expenses in 2008 included $8.4 million at the Hotel das Cataratas, Brazil, which OEH began to operate in October 2007, compared to $2.3 million in 2007. As noted above, the 2008 expense included a credit of $1.0 million in respect of the Porto Cupecoy development following the change in accounting treatment of the project. A corresponding charge was included in the operating expense total of $169.0 million in 2007.

Selling, general and administrative expenses incurred at Grand Hotel Europe, St. Petersburg increased by $1.9 million, or 19%, from $10.0 million in 2007 to $11.9 million in 2008, mainly as a result of wage inflation. Exchange rate movements caused $0.3 million of the cost increase.

Selling, general and administrative expenses at the European hotels, excluding Le Manoir aux Quat’Saisons, and at La Samanna increased by $1.4 million. Euro to U.S. dollar exchange rate movements caused costs to increase by $3.5 million.  Had exchange rates been the same in 2008 as in 2007, the euro costs when translated into U.S. dollars would have been $2.1 million lower in 2008 than in the previous year.

As previously reported, OEH plans to achieve overhead cost savings of at least $20.0 million through 2009.  Some personnel changes took place in the fourth quarter of 2008 following a review of OEH’s hotel management and operating structures. Selling, general and administrative expenses in 2008 included an amount of $2.7 million in respect of staff termination and restructuring costs.

As a percentage of revenue, selling, general and administrative expenses were 35% of revenue in 2008 compared to 29% of revenue in 2007.

Impairment of Goodwill

As noted above, OEH recorded an estimated goodwill impairment charge of $9.7 million in 2008. The goodwill arose on the acquisition in previous years of Lapa Palace, Hôtel de la Cité, Windsor Court Hotel, Le Manoir aux’Quat Saisons and Keswick Hall. There was no equivalent impairment expense in 2007.

Impairment of Equity Investment

As noted above, OEH recorded an impairment charge of $23.0 million in 2008 in respect its 50% investment in Hotel Ritz Madrid. There was no equivalent impairment expense in 2007.

Segment EBITDA

Year ended December 31,	2008	2007
	(dollars in thousands)
Segment EBITDA:

Hotels and restaurants
Owned hotels
Europe	$62,629	$71,033
North America	10,182	13,238
Rest of the world	32,849	35,611
Hotel management/part ownership interests	23,302	23,840
Restaurants	2,878	4,564
	131,840	148,286
Tourist trains and cruises	24,279	25,481
Real estate	(6,433)	4,121
Impairment of goodwill	(9,723)	—
Impairment of equity investments	(22,992)	—
Gain on disposal of assets	—	2,312
Central overheads	(31,117)	(26,072)

	$85,854	$154,128

Segment EBITDA margins (calculated as segment EBITDA before impairment of fixed assets, goodwill and equity investments as a percentage of revenue) for the year ended December 31, 2008 decreased by 5%, from 27% in 2007 to 22% in 2008.

In 2008, the European hotels collectively reported a segment EBITDA of $62.6 million compared to $71.1 million in the same period in 2007.  As a percentage of European hotel revenue, the European segment EBITDA margin declined from 31% in 2007 to 27% in 2008.

Segment EBITDA in the North American region was $13.2 million in 2007 and $10.2 million in 2008, a fall of $3.0 million.  As a percentage of North American hotel revenue, the North American segment EBITDA margin declined from 15% in 2007 to 12% in 2008.

Segment EBITDA in the Rest of the World region decreased by $2.8 million to $32.8 million in 2008 from $35.6 million in 2007.  The 2008 segment EBITDA included the full year results of Hotel das Cataratas, Brazil, which OEH began operating in October 2007 and which is currently undergoing refurbishment. This hotel reported an EBITDA loss of $3.6 million in 2008 compared to a loss of $0.3 million in 2007.  If the Hotel das Cataratas results in the two years were excluded, segment EBITDA for the Rest of the World region increased by $0.7 million, to $36.5 million in 2008 compared to $35.9 million in 2007. The segment EBITDA margin in 2008, excluding Hotel das Cataratas, was 28% compared to a margin of 28% in 2007.

Earnings from Operations

Earnings from operations decreased by $36.2 million, or 38%, from $94.0 million in 2007 to $57.8 million in 2008, due to the factors referred to in the preceding paragraphs.

Net Finance Costs

Net finance costs increased by $1.2 million, or 3%, from $44.5 million in 2007 to $45.7 million in 2008.  Net finance costs included foreign currency transaction gains of $4.9 million in 2008, compared to a gain of $0.9 million in 2007. Excluding foreign currency gains, net finance costs increased by $5.2 million, or 11%, from $45.4 million in 2007 to $50.6 million in 2008, reflecting an increase in average borrowings in 2008 compared to the previous year. The net finance cost in 2008 included a cost of $2.9 million in respect of an interest rate hedge which, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, became ineffective during the year.

Provision for Income Taxes

The provision for income taxes decreased by $14.8 million, from $15.6 million in 2007 to $0.8 million in 2008.

On January 1, 2008, OEH recognized a provision of $24.0 million in respect of its uncertain tax positions in accordance with FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The provision for income taxes of $2.4  million for 2008 included a tax credit of $11.8 million to reduce the FIN 48 liability recognized at December 31, 2008 to $11.5 million, after also considering foreign exchange movements.

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, before taxes, which included OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $2.6 million, or 12%, from $21.2 million to $23.8 million.

Earnings from the Peruvian railway joint venture increased by $1.7 million, or 19%, from $9.3 million in 2007 to $11.0 million in 2008. The Peruvian hotel joint venture earnings fell by $0.6 million from $3.0 million in 2007 to $2.4 million in 2008.

Earnings from Charleston Place increased by $0.3 million, from $9.8 million in 2007 to $10.1 million in 2008. Interest income related to loans and advances to this joint venture totalled $11.8 million in 2007 and $11.9 million in 2008. OEH’s share of earnings from Hotel Ritz, Madrid fell by $0.3 million from income of $0.4 million in 2007 to a gain of $0.1 million in 2008.

In April 2007, OEH acquired the 50% interests in the Afloat in France and The Royal Scotsman businesses that it did not previously own. OEH’s share of the losses generated by these business prior to the acquisitions in April 2007 totalled $1.3 million. There were no equivalent unconsolidated earnings in 2008.

The income tax expense incurred by OEH in respect of these unconsolidated earnings was $7.0 million in 2008, compared to $4.7 million in 2007.

Earnings from Discontinued Operations

The loss from discontinued operations of Bora Bora Lagoon Resort in 2008 included goodwill and fixed assets impairment loss of $12.0 million ($14.0 million in 2007) and a loss from operations of $7.9 million ($2.6 million in 2007). In 2008, the loss from operations included a $3.0 million deferred tax charge in respect of tax losses which are unlikely to be used.

Year ended December 31, 2007 compared to

Year ended December 31, 2006

Revenue

Year ended December 31,	2007	2006
	(dollars in thousands)
Revenue:

Hotels and restaurants
Owned hotels
Europe	$228,522	$180,365
North America	85,411	85,492
Rest of the world	128,771	101,979
Hotel management/part ownership interests	10,683	9,212
Restaurants	22,638	22,544
	476,025	399,592
Tourist trains and cruises	82,482	63,628
Real estate	19,908	16,144
	$578,415	$479,364

Total revenue increased by $99.0 million, or 20.7%, from $479.4 million in 2006 to $578.4 million in 2007.  Hotels and restaurants revenue increased by $76.4 million, or 19.1%, from $399.6 million in 2006 to $476.0 million in 2007, and the revenue from tourist trains and cruises increased by $18.9 million, or 29.7%, from $63.6 million in 2006 to $82.5 million in 2007.  Real estate and property development contributed $19.9 million of revenue in 2007, up from $16.1 million in 2006, with revenues from Keswick Hall representing $4.6 million and revenues from the Porto Cupecoy real estate development in St. Martin representing $15.3 million.

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

The increase in owned hotels revenue of $74.9 million is analyzed by region as follows:

Europe:  Revenue increased by $48.1 million from $180.4 million in 2006 to $228.5 million in 2007.  $9.6 million of this growth was attributable to the Hotel Cipriani, $7.9 million was attributable to the Grand Hotel Europe and $5.3 million of growth was due to the performance of the Hotel Splendido.  All other properties in the region also showed RevPAR growth.

On a same store basis, RevPAR increased by 10% in 2007 over 2006 and when translated to U.S. dollars also increased by 17%.  Overall, revenue in Italy was $21.8 million ahead of revenue in 2006, an increase of 29%.

North America:  Revenue decreased by $0.1 million, from $85.5 million in 2006 to $85.4 million in 2007.  The 2006 revenue included an amount of $3.9 million in respect of El Encanto which was closed for renovation throughout 2007 and generated no revenue in the year.  Excluding El Encanto, North American revenue increased by $3.8 million, or 4.6% from 2006 to 2007.

This increase was underpinned by $1.6 million of revenue at Maroma Resort and Spa, along with revenue growth at La Samanna, Keswick Hall, Inn at Perry Cabin and Casa de Sierra Nevada.

On a same store basis, RevPAR in 2007 increased by 4% over 2006.

Rest of the World:  Revenue increased by $26.8 million, or 26.3%, from $102.0 million in 2006 to $128.8 million in 2007.  Revenue at all properties showed good growth in 2007.  Southern African revenue increased by 17% to $40.9 million, South American revenue increased by 8% to $48.5 million, and Australasian revenue increased by 5% to $23.3 million.  Revenue from the former Pansea Hotels group, acquired in July 2006, contributed a further $16.1 million for the full year 2007.

RevPAR increased by 14% in local currencies and increased by 15% in U.S. dollars.

Tourist Trains and Cruises:  Revenue increased by $18.9 million, or 29.7%, from $63.6 million in 2006 to $82.5 million in 2007.  $4.6 million of this growth was due to the performance of the Venice Simplon-Orient-Express.  The Royal Scotsman, which was acquired in April 2007, generated revenue of $6.8 million in 2007.

Real Estate:  Revenue increased by $3.8 million, or 23.6%, from $16.1 million in 2006 to $19.9 million in 2007.  The Porto Cupecoy development generated revenue of $15.3 million in 2007 for the first time, which more than made up for lower revenue at Keswick Hall in 2007.

Depreciation and Amortization

Depreciation and amortization increased by $4.4 million, or 12.7%, from $34.5 million in 2006 to $38.9 million in 2007.  The increase was due primarily to the continued investment in existing properties.

Operating Expenses

Operating expenses increased by $52.4 million, or 23.1%, from $226.4 million in 2006 to $278.8 million in 2007.  This was primarily due to the improved revenue and volumes in OEH’s businesses in the year.  As a percentage of revenue, operating expenses increased by 1% to 48% of revenue in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $28.4 million, or 20.2%, from $140.6 million in 2006 to $169.0 million in 2007.  As a percentage of revenue, selling, general and administrative expenses remained flat at 29% of revenue in 2007.

Segment EBITDA

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

OEH recognized a provision of $28.8 million in respect of its uncertain tax positions upon the adoption of FIN 48 on January 1, 2007.  The provision for income taxes of $15.6 million for 2007 includes a tax credit of $7.1 million that reduces the FIN 48 liability recognized at December 31, 2007.

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the entire income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, which include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, increased by $4.4 million, or 37%, from $12.0 million in 2006 to $16.4 million in 2007, mainly due to increased earnings from Peruvian joint ventures.

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

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $65.8 million at December 31, 2008, $24.8 million less than the $90.6 million at December 31, 2007.  In addition, OEH had restricted cash of $13.2 million (2007-$3.8 million), the majority of which relates to the Porto Cupecoy project in St. Martin which will be released when the next 12.5% phase of construction is completed.  At December 31, 2008, there were undrawn amounts available to OEH under committed short-term lines of credit of $8.6 million (2007-$14.1 million) and undrawn amounts available to OEH under secured revolving credit facilities of $42.0 million, bringing total cash availability at December 31, 2008 to $129.6 million, including the restricted cash of $13.2 million (2007-$167.1 million).

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $31.5 million, a decrease of $66.8 million from a working capital balance of $35.3 million at December 31, 2007.  The main factor that contributed to the decrease in working capital was the decrease in net assets of Bora Bora Lagoon Resort due to an impairment loss of $12.0 million recognized in 2008.  Assets and liabilities of the hotel have been included in working capital as assets and liabilities held for sale.  Excluding Bora Bora Lagoon Resort, the other main factor that contributed to the decrease in working capital was the increased use of cash for financing capital projects.  See discussion under the heading “Liquidity” below.

Cash Flow

Operating Activities.  Net cash provided by operating activities decreased by $27.8 million to $25.1 million for the year ended December 31, 2008, from cash provided by operating activities of $52.9 million for the year ended December 31, 2007.  The decrease was due to worse performance of the continuing hotels in the fourth quarter of 2008, higher central costs (such as redundancies and legal costs) as well as cash losses at Bora Bora Lagoon Resort.

Investing Activities.  Cash used in investing activities was $124.9 million for the year ended December 31, 2008, compared to $126.9 million for the year ended December 31, 2007, a decrease of $2.0 million.  Capital expenditure of $111.6 million included $11.0 million for refurbishment of the Grand Hotel Europe, $11.4 million for refurbishment of the Italian hotels, $12.5 million for rebuilding Hotel das Cataratas, $12.8 million for El Encanto construction, $7.3 million for Copacabana Palace refurbishment, and $18.8 million for construction at Porto Cupecoy and the villas at La Samanna.

Current year acquisitions of $3.0 million included the acquisition of the 20% minority interest in Casa de Sierra Nevada and the La Samanna Spa acquisition.  The 2007 acquisitions included the final payment for the Grand Hotel Europe, La Residence d’Angkor minority interest acquisition, acquisitions of Afloat in France and the Royal Scotsman, acquisition of internet website intangible assets, and investment in Buzios.  The 2006 acquisitions included 75% of Casa de Sierra Nevada, 25% of Maroma interests and the Pansea Hotels group.

Proceeds from fixed asset disposals of $4.7 million in 2007 included insurance compensation received for the hurricane-damaged assets of Maroma Resort and Spa of $2.3 million.  In 2006 proceeds included the sale of Harry’s Bar investment.

The $5.3 million increase in restricted cash mainly represented the net movement in the escorow account used in the Porto Cupecoy property development.

Financing Activities.  Cash provided from financing activities for the year ended December 31, 2008 was $76.7 million compared to cash provided from financing activities of $83.8 million for the year ended December 31, 2007, a decrease of $7.1 million.

In November 2008, OEH raised an additional $52.5 million in cash by selling 8,490,000 newly-issued class A common shares at $6.50 each. The proceeds of this sale are being used primarily for general corporate purposes including working capital, debt service and capital investment.

Capital Commitments

There were $23.6 million of capital commitments outstanding at December 31, 2008 related to investments in owned hotels and a further $53.0 million commitment outstanding related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library. OEH has informed the Library that it wishes to defer or restructure the purchase.  Outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $32.0 million at December 31, 2008.

Indebtedness

At December 31, 2008, OEH had $860.1 million of consolidated long-term debt, including the current portion, collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 11 years with a weighted average interest rate of 5.07%.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Long-term debt at December 31, 2008 includes $79.6 million of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. As noted below in “Off-Balance Sheet Arrangements”, at December 31, 2008, OEH considered the investment to be within the scope of FIN 46(R) and that OEH is the primary beneficiary of the variable interest entity, as defined by FIN 46(R).  OEH was therefore required to consolidate the hotel’s assets and liabilities effective December 31, 2008. This debt is non-recourse to the members of Charleston Center LLC, including OEH, and therefore the hotel’s liabilities do not constitute obligations of OEH.

Many OEH financing agreements contain covenants that include limits on the property owning company’s ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum debt to equity ratio.  Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio. OEH was in full compliance with all major covenants that applied to OEH at December 31, 2008. See “Liquidity” below regarding a possible loan covenant breach at March 31, 2009.

Approximately 52% of the outstanding principal was drawn in euros at December 31, 2008, and the balance primarily drawn in U.S. dollars.  At December 31, 2008, 60% of borrowings of OEH were in floating interest rates.

Liquidity

During the 12 months ending December 31, 2009, OEH has approximately $29.7 million of scheduled debt repayments, excluding amounts relating to revolving facilities, which it expects to meet through operating cash flow and other available committed facilities, and excluding $3.0 million of debt at Keswick Hall which comes due when the relevant building lots are sold.  Additionally, OEH’s capital commitments amount to $76.6 million of which $53.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  OEH has informed the Library that it wishes to defer or restructure the purchase.  The balance of $23.6 million of capital commitments is currently covered by committed funding and projected operating cash flows.  OEH expects to incur costs of a further $32.0 million to complete its Porto Cupecoy development, funded largely by deposits on sales at the work progresses and a short-term loan agreed in principle with a bank lender.

OEH is discussing with its financial advisers the most appropriate way of funding the remaining unfunded commitments.  Options available to OEH, depending on availability in the current economic and financial environment and OEH’s continuing compliance with financial covenants in its existing loan facilities, include raising additional debt at property level, issuing debt instruments or equity, rescheduling loan repayments or capital commitments, disposing of properties or other assets for cash, or a combination of the foregoing.  OEH has prepared cash flow projections which indicate it will have available cash from operations, appropriate debt finance and other sources sufficient to fund its working capital requirements, committed capital expenditures, committed acquisitions and debt service for the next 12 months and the foreseeable future.  OEH is taking steps to enhance its liquidity and capital position, including as follows:

•                              In December 2008, OEH amended its agreements with the New York Public Library, which allowed it to defer closing of its purchase of the Donnell branch adjacent to ‘21’ Club.  Pursuant to these amendments, OEH made an additional deposit with the Library of $3.0 million in December 2008 and received a series of options to defer the closing 30 days at a time by making further deposits, a portion of which would be deemed interest, totaling $7.5 million if all of the options were exercised and resulting in a final payment of $36.3 million due in July 2009.  OEH exercised the first extension option and made an additional $1.0 million deposit in January 2009, but did not elect to exercise a further option or make a further extension deposit in February 2009.  OEH has advised the Library that, due to the current global financial crisis and conditions in the credit and real estate markets, it would not be in a position to close on the purchase of the Donnell branch as provided in the purchase contract, which closing, absent a further extension, would have been due to occur at the end of February 2009.  OEH has informed the Library that it desires to pursue discussions with the Library to defer or restructure the project in a mutually agreeable manner.  By letter dated February 27, 2009, the Library advised OEH that it will be in default under the purchase agreement if it does not close the transaction and that the Library may elect to exercise its right and remedies under the agreement and is otherwise reserving its rights.  There can be no assurance that discussions will occur or that, if they do, they will result in a resolution of the matter satisfactory to OEH.

•                              The reopening of El Encanto in Santa Barbara (currently closed for refurbishment) has been delayed to 2011, which defers $50.0 million of capital expenditures and enables OEH to open this property in more favorable market conditions.

•                              OEH has cancelled proposed hotel acquisitions previously under discussion in Zambia and Puglia, Italy and, with its proposed joint venture partner, cancelled new hotel building projects originally envisioned in Miami, Florida, Panama City, Panama, and Cartagena, Colombia.

•                              Cash dividend payments on the Company’s Class A and B common shares have been suspended, beginning in 2009.

•                              OEH has reduced planned 2009 capital expenditures to $12.0 million needed to complete specific property improvements that are already underway, principally at the Grand Hotel Europe, St. Petersburg and Hotel Cipriani, Venice, or to comply with local building or health and safety regulations. OEH does not expect to spend more than a further $12.0 million replacing furniture, fixtures and equipment across all of its properties in 2009.

•                              OEH is achieving annual overhead cost savings of at least $20.0 million starting in the latter part of 2008 through 2009. Personnel changes have been implemented following a review of OEH’s hotel management and operating structures, and reductions have been made in selling, general and administrative costs.

Notwithstanding the foregoing, OEH cannot give assurance that, in the current economic and financial environment, additional sources of financing for OEH’s unfunded commitments will be available to OEH or available on commercially acceptable terms, or that OEH will be able to reschedule loan repayments or capital commitments, or that the foregoing steps to enhance its liquidity and capital position will bridge any shortfall.  If additional sources of financing are unavailable, including because of possible future breaches of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

OEH is in regular discussions with its bankers regarding funding requirements and to ensure its continued compliance with the financial covenants applicable to OEH in its existing loan facilities.  At December 31, 2008, OEH was in compliance with all major covenants, although the Hotel Ritz, Madrid was out of compliance with a debt service coverage ratio in its first mortgage loan facility which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel.  OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a covenant breach if weak trading conditions lead to a deterioration of OEH’s results and the costs of implementing remedial steps reduce OEH’s earnings in any given period.  If current economic conditions, including the volatility recently experienced in foreign exchange and global debt markets, continue or worsen, OEH believes there is heightened risk that it could breach certain financial covenants applicable to OEH during 2009.

OEH’s liquidity would be adversely affected if a covenant breach occurred in a material loan facility and OEH were unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured.  OEH expects to take pro-active steps to meet with its bankers to seek an amendment to any specific financial covenant if OEH believed that it was likely that the covenant would be breached because of adverse trading conditions or incurrence of additional costs.  There can be no assurance, however, that OEH’s loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service.

Possible loan covenant breach at March 31, 2009

In particular, at March 31, 2009, OEH may breach a minimum $600 million tangible net worth covenant in two long-term debt facilities under which $102.9 million had been borrowed at December 31, 2008.  The relevant loan agreements define tangible net worth as consolidated shareholders’ equity less intangible assets.  This breach may occur in part because of the following movements in OEH’s accounts:

•                  In the three months ended December 31, 2008, OEH raised $52.5 million of new equity capital, after fees and costs, by selling 8.5 million newly issued class A common shares of the Company.  OEH’s net loss in the quarter was $48.1 million, and OEH’s shareholders’ equity was reduced by a further $61.1 million mainly because of foreign exchange movements of $50.0 million which reduced the carrying value of OEH’s net assets in U.S. dollars on translation from the applicable local currency, and because of costs of $8.8 million associated with the change in the fair value of effective interest rate hedge derivatives.  As a result, OEH’s consolidated shareholders’ equity fell by $57.1 million in the quarter.

•                  Also in the three months ended December 31, 2008, the net book value of intangible assets increased by $20.9 million largely because goodwill of $40.4 million was recognized as a result of the consolidation of Charleston Place Hotel for the first time, partially offset by a reduction in the carrying value of goodwill by an impairment charge of $9.3 million and a reduction of $8.8 million as a result of foreign exchange movements in the quarter.

Combining these two movements, OEH’s tangible net worth decreased by $78.1 million in the three months ended December 31, 2008.  OEH expects a further decline in its tangible net worth in the three months ended March 31, 2009.  The first quarter each year is traditionally OEH’s lowest earning period due to the seasonality of its business and, if foreign exchange rates move against OEH at the end of the quarter, this will further reduce shareholders’ equity.

Although OEH was in compliance with this minimum tangible net worth covenant at December 31, 2008, OEH is discussing with the lender on both loan facilities how the financial covenant calculation should be adjusted to reflect the impact of the initial consolidation of Charleston Place Hotel, given that inclusion of that hotel on OEH’s balance sheet was not anticipated when the loan agreements were entered into and the minimum net worth test amount was established, and how OEH should treat the other non-cash movements which impacted the calculation at December 31, 2008 and which could affect the calculation in the future.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations, excluding accounts payable and accrued liabilities, in 2009 and later years as of December 31, 2008 (dollars in thousands).

	Year ended December 31,
	2009	2010- 2011	2012- 2013	There- after	Total
Working capital facilities	$55,169	$—	$—	$—	$55,169
Debt	138,066	489,766	149,460	69,242	846,534
Capital leases	1,902	5,553	594	5,540	13,589
Operating leases	6,654	13,090	12,625	103,561	135,930
Capital commitments	76,606	—	—	—	76,606
Porto Cupecoy project	31,961	—	—	—	31,961
	$310,358	$508,409	$162,679	$178,343	$1,159,789

Of the capital commitments obligations of $76.6 million, $53.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library. OEH has informed the Library that it wishes to defer or restructure the purchase.

OEH also has obligations with respect to its pension benefit plans (see Note 11 to the Financial Statements).

As noted above, at December 31, 2008, OEH has a provision of $11.5 million in respect of its uncertain tax positions in accordance with FIN 48. OEH is unable to estimate with any certainty when, or if, these liabilities will fall due. Accordingly, they are excluded from the contractual obligations table.

Off–Balance Sheet Arrangements (including Charleston Place Hotel)

OEH had no material off-balance sheet arrangements at December 31, 2008 other than those involving its equity investees reported in Notes 1(h), 3, 4(b), 9(a) and 20 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 1(v), 16 and 17.

Prior to December 31, 2008, OEH considered its investment in Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment, to be an exemption from the scope of FIN No. 46(R), “Consolidation of Variable Interest Entities”. At December 31, 2008, OEH considered the investment no longer met the scope exception previously met because at that date OEH and its subsidiaries provided more than half of the hotel owning company’s total equity, subordinated debt and other forms of subordinated financial support. OEH has also determined that it is the primary beneficiary of the variable interest entity, as defined by FIN 46(R).  Accordingly, OEH is required to consolidate the hotel with effect from December 31, 2008.

The assets and liabilities of Charleston Place Hotel have been consolidated in the financial statements at their fair value as at December 31, 2008, which were as follows (dollars in thousands):

December 31, 2008

Current assets	$4,937
Other assets	1,824
Property, plant and equipment	196,650
Goodwill	40,395
Total assets	243,806

Current liabilities	(5,373)
Third-party debt	(79,626)
Deferred income taxes	(64,100)
Other liabilities	(12,306)
Total liabilities	(161,405)

Net assets (before amount payable to OEH)	$82,401

Book value of OEH’s variable interests	$82,401

Goodwill represents the excess of the reported amount of the previously held interests and the fair value of the newly consolidated liabilities and non-controlling interests, over the fair value of the newly consolidated identifiable assets.  The fair value of the non-controlling interests has been treated as $nil since the hotel had net liabilities prior to consolidation.

The net assets have been fair valued based on the estimated market values of the hotel’s properties.  After fair valuing all other assets and liabilities, goodwill of $40.4 million has been recorded of which $nil will be deductible as operating expenses for tax purposes.

Current liabilities, third-party debt and other liabilities include $93.6 million of debt obligations of Charleston Center LLC. Each of the three loans included in this amount is non-recourse to the members of Charleston Center LLC whose separate assets and liabilities, therefore, are neither available to pay the debts of OEH nor constitute obligations of OEH.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated annually for impairment.  The impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment analysis incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  There is no guarantee that OEH’s business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, OEH may be required to record a further charge in a future statement of operations for goodwill impairment losses, in addition to the impairment charge of $9.3 million recorded in 2008 (see Note 6 to the Financial Statements).

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

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates.  On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 7.5% long-term return on plan assets in 2008 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan operates in the U.K.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2009 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

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

Real estate development accounting

Revenue from real estate activities is accounted for under SFAS No. 66, “Accounting for Sales of Real Estate”, and represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale. Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66 have been met.  Revenue related to projects still under construction is recognized under the percentage-of-completion method where all criteria specified in SFAS No. 66 have been met.  For sales that do not meet these criteria, revenue is deferred.

The process of real estate revenue recognition involves significant estimates of total project revenue and costs. During the three months ended December 31, 2008, the downturn in the global economy resulted in a slowdown in the condominium apartment sales at Porto Cupecoy compared to prior estimates.  Accordingly, OEH’s management concluded that it was no longer possible to estimate reasonably total project sales proceeds and profits and, therefore, revenue on the Porto Cupecoy project could no longer be recorded using the percentage-of-completion method under SFAS No. 66.

Recent Accounting Pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This revised statement requires assets and liabilities, including contingent liabilities, acquired in a business combination, as well as contingent consideration, to be measured at their fair values as of the date of the acquisition.  SFAS No. 141(R) requires that any changes to an acquired entity’s valuation allowance or changes in uncertain tax positions that occur after the measurement period be recorded as a component of income tax expense.  Under the transition provisions of SFAS No. 141(R), the new requirement applies to all business combinations, regardless of the consummation date.  This statement also changes the treatment of restructuring charges, in-process research and development costs, and acquisition related costs.  SFAS No. 141(R) is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008.  The income tax provisions of SFAS No. 141(R) apply also to all historical business combinations on a prospective basis.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 141(R).

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”.  This statement clarifies the accounting and reporting for non-controlling interests, currently referred to as minority interests.  Under SFAS No. 160, non-controlling interests will be classified as a component of equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 160.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for fiscal periods beginning after November 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 161.

FSP 142-3

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect any material impact from the adoption of the FSP.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $2,700,000 based on borrowings outstanding at December 31, 2008.

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

Nine of OEH’s owned hotels in 2008 operated with currencies linked to the European euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, one in Botswana pula, two in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna were recorded in U.S. Dollars, but the majority of the hotels’ expenses was denominated in Mexican pesos and the euro, respectively.

OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements.  In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States.  When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa.  Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH’s revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2008, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% change in foreign currency exchange rates in relation to the U.S. dollar would be approximately $3,400,000 on OEH’s net earnings.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the consolidated financial statement schedule listed in Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England

February 27, 2009

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	(Dollars in thousands)
	2008	2007

Assets
Cash and cash equivalents	$65,764	$90,565
Restricted cash	13,224	3,800
Accounts receivable, net of allowances of $1,105 and $1,292	48,568	63,673
Due from related parties	10,013	30,406
Prepaid expenses and other	19,916	16,115
Inventories	45,841	45,756
Assets of discontinued operations held for sale	35,978	54,417
Real estate assets	83,983	57,157
Total current assets	323,287	361,889

Property, plant and equipment, net of accumulated depreciation of $257,346 and $246,240	1,464,095	1,273,956
Investments	67,464	147,539
Goodwill	154,054	133,497
Other intangible assets	20,255	21,660
Other assets	39,978	49,896
	$2,069,133	$1,988,437
Liabilities and Shareholders’ Equity
Working capital facilities	$54,179	$64,419
Accounts payable	24,563	30,132
Accrued liabilities	74,522	62,246
Deferred revenue	56,731	35,545
Liabilities of discontinued operations held for sale	4,781	5,619
Current portion of long-term debt and capital leases	139,968	127,795
Total current liabilities	354,744	325,756

Long-term debt and obligations under capital leases	720,155	658,615
Liability for pension benefit	7,421	6,935
Other liabilities	22,562	3,709
Deferred income taxes	168,589	119,112
Liability for uncertain tax positions	11,493	24,025
	1,284,964	1,138,152
Commitments and contingencies
Minority interest	1,571	1,754

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized): Issued — 50,959,500 (2007 — 42,456,000)	510	424
Class B common shares $0.01 par value (120,000,000 shares authorized): Issued — 18,044,478 (2007 — 18,044,478)	181	181
Additional paid-in capital	570,727	515,307
Retained earnings	271,571	302,369
Accumulated other comprehensive (loss)/income	(60,210)	30,431
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	782,598	848,531
	$2,069,133	$1,988,437

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations

Year ended December 31,	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Revenue	$550,692	$578,415	$479,364

Expenses:
Depreciation and amortization	39,005	38,947	34,503
Operating	263,553	278,778	226,437
Selling, general and administrative	192,327	169,018	140,580
Impairment of goodwill	9,723	—	—
Total expenses	504,608	486,743	401,520

Gain on disposal of fixed assets	—	2,312	—

Earnings from operations	46,084	93,984	77,844
Impairment of investment in unconsolidated subsidiary	(22,992)	—	—
Gain on sale of investment	—	—	6,619

Earning before net finance costs, income taxes and earnings from unconsolidated companies	23,092	93,984	84,463

Interest expense, net	(50,612)	(45,436)	(44,367)
Foreign currency, net	4,925	917	(4,610)
Net finance costs	(45,687)	(44,519)	(48,977)

(Loss)/earnings before income taxes and earnings from unconsolidated subsidiaries	(22,595)	49,465	35,486

Provision for income taxes	(788)	(15,627)	(10,791)

(Loss)/earnings before earnings from unconsolidated companies	(23,383)	33,838	24,695

Earnings from unconsolidated companies, net of tax of $6,986, $4,772 and $5,741	16,771	16,425	11,970

Net (loss)/earnings from continuing operations	(6,612)	50,263	36,665

(Loss)/earnings from discontinued operations, net of tax of $3,000, $nil and ($3,000)	(19,939)	(16,621)	3,102

Net (loss)/earnings	$(26,551)	$33,642	$39,767

Basic (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.15)	$1.19	$0.90
Net (loss)/earnings from discontinued operations	(0.46)	(0.40)	0.08
Net (loss)/earnings	$(0.61)	$0.79	$0.98

Diluted (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.15)	$1.19	$0.89
Net (loss)/earnings from discontinued operations	(0.46)	(0.40)	0.08
Net (loss)/earnings	$(0.61)	$0.79	$0.97

Dividends per share	$0.10	$0.10	$0.10

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss)/earnings from continuing operations	$(6,612)	$50,263	$36,665

Adjustment to reconcile net (loss)/earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	39,005	38,947	34,503
Amortization and write-off of finance costs	3,103	3,243	5,579
Impairment losses	32,715	—	—
Undistributed earnings of unconsolidated companies	(11,690)	(9,390)	(7,011)
Loss/(gain) from sale of investments and fixed assets	382	(3,018)	(7,920)
Stock-based compensation	2,800	1,442	1,179
Other non-cash items	(136)	114	1,875
Change in deferred tax	(5,184)	1,699	813
Change in FIN 48 liability	(11,756)	(7,091)	—
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable, prepaid expenses and other	11,486	(20,248)	(10,835)
Decrease/(increase) in inventories	51	(5,509)	(4,075)
Increase in real estate assets held for sale	(57,289)	(19,048)	(12,821)
Increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	28,813	19,483	10,211
Dividends received from unconsolidated companies	3,840	1,763	—
Total adjustments	36,140	2,387	11,498
Net cash provided by operating activities from continuing operations	29,528	52,650	48,163
Net cash flow (used in)/provided by operating activities from discontinued operations	(4,385)	283	1,275
Net cash provided by operating activities	25,143	52,933	49,438

Cash flows from investing activities:
Capital expenditures	(111,628)	(103,876)	(108,618)
Acquisitions and investments, net of cash acquired	(2,996)	(21,877)	(47,350)
Increase in restricted cash	(9,079)	(3,800)	—
Proceeds from sale of investments and fixed assets	158	4,723	12,999
Net cash used in investing activities from continuing operations	(123,545)	(124,830)	(142,969)
Net cash used in investing activities from discontinued operations	(1,348)	(2,119)	(3,176)
Net cash used in investing activities	(124,893)	(126,949)	(146,145)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net proceeds from/(repayments of) working capital facilities and redrawable loans	56,425	53,838	(3,558)
Issuance of common shares (net)	52,514	—	99,220
Stock options exercised	192	4,105	4,469
Proceeds from long-term debt	5,792	177,500	423,003
Principal payments under long-term debt	(33,936)	(147,391)	(383,401)
Payment of common share dividends	(4,247)	(4,238)	(4,075)
Net cash provided by financing activities from continuing operations	76,740	83,814	135,658
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by financing activities	76,740	83,814	135,658

Effect of exchange rate changes on cash	(2,031)	1,809	1,970

Net (decrease)/increase in cash and cash equivalents	(25,041)	11,607	40,921
Cash and cash equivalents at beginning of year (includes $360 (2008), $1,422 (2007), $82 (2006) of discontinued operations cash)	90,925	79,318	38,397
Cash and cash equivalents at end of year (includes $120 (2008), $360 (2007), $1,422 (2006) of discontinued operations cash)	$65,884	$90,925	$79,318

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Shareholders’ Equity

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Held By A Subsidiary	Total Comprehensive Income/(Loss)
Balance, January 1, 2006	$—	$393	$181	$404,923	$266,093	$(20,913)	$(181)

Issuance of class A common shares in public offering, net of issuance costs	—	25	—	99,195	—	—	—
Stock based compensation	—	—	—	1,179	—	—	—
Stock options exercised	—	4	—	4,465	—	—	—
Dividends on common shares	—	—	—	—	(4,075)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	39,767	—	—	$39,767
Other comprehensive income	—	—	—	—	—	15,940	—	15,940
								$55,707
Balance, December 31, 2006	—	422	181	509,762	301,785	(4,973)	(181)

FIN 48 liabilities	—	—	—	—	(28,820)	—	—
Stock based compensation	—	—	—	1,442	—	—	—
Stock options exercised	—	2	—	4,103	—	—	—
Dividends on common shares	—	—	—	—	(4,238)	—	—
Comprehensive income:
Net earnings on common shares for the year	—	—	—	—	33,642	—	—	$33,642
Other comprehensive income	—	—	—	—	—	35,404	—	35,404
								$69,046
Balance, December 31, 2007	—	424	181	515,307	302,369	30,431	(181)

Issuance of class A common shares in direct offering, net of issuance costs	—	86	—	52,428	—	—	—
Stock based compensation	—	—	—	2,800	—	—	—
Stock options exercised	—	—	—	192	—	—	—
Dividends on common shares	—	—	—	—	(4,247)	—	—
Comprehensive income:
Net (loss) on common shares for the year	—	—	—	—	(26,551)	—	—	$(26,551)
Other comprehensive loss	—	—	—	—	—	(90,641)	—	(90,641)
								$(117,192)
Balance, December 31, 2008	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)

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

At December 31, 2008, OEH owned or invested in 41 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, two restaurants in New York and Buenos Aires, six tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma and five canalboats in France.

(b)                               Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the results of operations, financial position and cash flows of the Company and all its majority-owned subsidiaries and variable interest entities in which OEH is the primary beneficiary.  The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OEH, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.  Unconsolidated companies that are 20% to 50% owned are accounted for on an equity basis.

On evaluating its various variable interests in Charleston Place Hotel, in which OEH holds a 19.9% equity investment, OEH concluded that with effect from December 31, 2008, the hotel no longer qualified for certain scope exemptions under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”.  OEH further concluded that OEH is the primary beneficiary of the variable interest entity as defined by FIN 46(R) and has consolidated the entity effective December 31, 2008.

In December 2007, OEH decided to sell Bora Bora Lagoon Resort and OEH continues to hold this subsidiary for sale.  Accordingly, the results of the hotel have been reflected as discontinued operations for all periods presented.

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN”, “EITF” or “FSP” means an accounting interpretation of the FASB.

(c)                                Restricted cash

In the statements of consolidated cash flows for the year ended December 31, 2008 and the year ended December 31, 2007, changes in restricted cash balances have been reported in investing activities.  The restricted cash of $3,800,000 at December 31, 2007 has been reclassified from cash and cash equivalents.

(d)                               Foreign currency

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

(e)                                Estimates

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

(f)                                   Stock-based compensation

Stock-based compensation expense for OEH’s share-based payment awards is recognized in earnings on a straight-line basis over the requisite service period of the award.  Compensation expense for performance share awards is recognized when it becomes probable that the performance criteria, if any, specified in the awards will be achieved.  The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period of the award.  The grant-date fair value of share-based payment awards is determined using the Black-Scholes model.  See Note 15.

Under its 2007 performance share plan, the Company granted share-based payment awards with performance and market conditions to certain employees during the year ended December 31, 2008.  The fair value of the awards at the grant date is determined using the Monte Carlo model.  For awards with market conditions, the conditions are incorporated into the calculations, and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

(g)                               Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed.  Tourist train and cruise revenue is recognized upon commencement of the journey.  Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and restaurants and upon commencement of tourist train and cruise journeys.  Revenue under management contracts is recognized based upon the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

Real estate

Revenue from real estate activities is accounted for under SFAS No. 66, “Accounting for Sales of Real Estate”, and represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by SFAS No. 66 have been met.  Revenue related to projects still under construction are recognized under the percentage-of-completion method where all criteria specified in SFAS No.66 have been met.  For sales that do not meet these criteria, revenue is deferred.

During the three months ended December 31, 2008, the downturn in the global economy resulted in a slowdown in the condominium apartment sales at Porto Cupecoy compared to prior estimates.  Accordingly, OEH’s management concluded that it was no longer possible to estimate reasonably total project sales proceeds and profits and, therefore, revenue on the Porto Cupecoy project could no longer be recorded using the percentage-of-completion method under SFAS No. 66.

Effective October 1, 2008, revenue on the Porto Cupecoy project is accounted for as deposits until the criteria required by SFAS No. 66 are met.  Under this method, all project-related costs are accumulated on the balance sheet as real estate assets held for sale and all customer sales proceeds are deferred on the balance sheet as deposits.

Revenue and costs previously recognized in OEH’s consolidated statements of operations have been reversed in the three months ended December 31, 2008, in the following amounts (dollars in thousands):

			Year				Year
	Three months ended		ended	Three months ended			ended
	September 30, 2007	December 31, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total Reversal

Revenue	$10,671	$4,669	$15,340	$3,730	$4,413	$3,454	$11,597	$26,937
Costs	7,660	2,814	10,474	3,868	4,247	3,101	11,216	21,690
Gross profit	$3,011	$1,855	$4,866	$(138)	$166	$353	$381	$5,247

(h)                               Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees.  This interest income amounted to $12,608,000 in 2008 (2007-$11,807,000; 2006-$10,700,000).

(i)                                  Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects, see Note 1(p)) and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $41,017,000 in 2008 (2007-$39,444,000; 2006-$34,662,000).

(j)                                   Interest expense, net

OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $7,628,000 in 2008 (2007-$5,619,000; 2006-$1,735,000).

(k)                               Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction gains of $4,925,000 in 2008 (2007- gains of $917,000; 2006 – losses of $4,610,000).

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

(m)                             Earnings per share

Basic earnings per share exclude dilution and are computed by dividing net (loss)/earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period.  The number of shares used in computing basic earnings per share was 43,443,000 for the year ended December 31, 2008 (2007-42,390,000; 2006-40,692,000).  The number of shares used in computing diluted earnings per share was 43,443,000 for the year ended December 31, 2008 (2007-42,574,000; 2006-40,960,000).  For the year ended December 31, 2008, the anti-dilutive effect of stock options on 197,659 class A common shares (2007-2,251; 2006-nil) was excluded from the computation of diluted earnings per share.

The following table is a reconciliation of the net (loss)/earnings and per share amounts used in the calculation of basic (loss)/earnings per share and diluted (loss)/earnings per share (in thousands, except per share amounts):

	Net (loss)/ earnings	Number of Shares	Per Share Amount
Year ended December 31, 2008:
Basic loss per share	$(26,551)	43,443	$(0.61)
Effect of dilutive stock options	—	—	—
Diluted earnings per share	$(26,551)	43,443	$(0.61)
Year ended December 31, 2007:
Basic earnings per share	$33,642	42,390	$0.79
Effect of dilutive stock options	—	184	—
Diluted earnings per share	$33,642	42,574	$0.79
Year ended December 31, 2006:
Basic earnings per share	$39,767	40,692	$0.98
Effect of dilutive stock options	—	268	(0.01)
Diluted earnings per share	$39,767	40,960	$0.97

(n)          Inventories

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 75 years
River cruiseship and canalboats	25 years
Furniture, fixtures and equipment	5 to 25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

Art and certain antiques are not depreciated.

(p)          Real estate assets

Real estate assets consist primarily of inventory costs of real estate property developments.  Expenditures directly related to non-hotel real estate developments, such as real estate taxes and capital improvements, are capitalized.  Inventory costs of real estate development include construction costs and ancillary costs, which are expensed as real estate is sold.  Direct selling costs, such as the costs of model apartments and their furnishings and semi-permanent signs, are capitalized within the cost of real estate assets for sale.  Other costs directly associated with sales, such as direct sales commissions, are recorded as prepaid expenses and charged to expense in the period in which the related revenue is recognized as earned.  Costs that do not meet the criteria for capitalization, such as the salaries of sales personnel, general and administrative expenses of the sales office, advertising and promotions, are expensed as incurred.  Land property development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method.

Reclassification of real estate assets

During the year, OEH reclassified the villas under construction at La Sammana in St. Martin in the amount of $32,340,000 from real estate assets to owned fixed assets, as it has been decided not to market the villas actively for sale, but to operate them as part of the adjacent hotel.

(q)          Impairment of long-lived assets

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

(r)           Investments

Investments include equity interests in and advances to unconsolidated companies.

(s)           Goodwill and other intangible assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under SFAS No. 142 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with SFAS No. 142.

(t)           Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  OEH’s customer base is comprised of numerous customers across different geographic areas.

(u)          Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  Net funded status is recognized on the balance sheet and any unrecognized prior service costs, experience gains and losses, or transition obligation is reported as a component of other comprehensive income in shareholders’ equity. See Note 11.

In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan operates in the U.K.

Management reviews OEH’s actual asset allocation on an annual basis and rebalances investments to targeted allocations when considered appropriate.  While the analysis considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.

(v)           Derivative financial instruments

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

OEH is exposed to interest rate risk on its floating rate debt and management tries to manage the impact of interest rate changes on earnings and cash flows.  OEH’s policy is to enter into interest rate swap and interest rate cap agreements from time to time to hedge the variability in interest rate cash flows due to interest rate risk on floating rate debt.  These swaps effectively convert the floating rate interest payments on a portion of the outstanding debt into fixed payments.

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

(w)          Fair value accounting

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which (i) applies to certain assets and liabilities that are being measured and reported on a fair value basis, (ii) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements and (iii) enables the reader of the financial statements to assess the inputs to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

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

The Company adopted SFAS No. 157 effective January 1, 2008, except as it applies to those non-financial asset and non-financial liabilities as noted in FSP FAS 157-2 described below.  There was no material impact on the Company’s financial statements from the adoption of the standard.  The following table summarizes the valuation of OEH’s assets and liabilities by the SFAS No. 157 fair value hierarchy at December 31, 2008 (dollars in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivate financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities at fair value:
Derivate financial instruments	$—	$6,823	$5,858	$12,681
Total liabilities	$—	$6,823	$5,858	$12,681

The table below presents a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) (dollars in thousands):

	Beginning balance at January 1, 2008	Transfers into Level 3	Realized losses included in earnings	Unrealized losses included in other comprehensive income	Ending balance at December 31, 2008
Liabilities at fair value:
Derivate financial instruments	$—	$685	$673	$4,500	$5,858
Total liabilities	$—	$685	$673	$4,500	$5,858

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.  During the three months ended December 31, 2008, OEH transferred certain derivative instruments due to increased significance of unobservable inputs used to estimate fair value for these securities.

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been classified in the Level 3 category.

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

SFAS No. 159

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective January 1, 2009 which had no material impact on the Company’s financial statements.

(x)           Recent accounting pronouncements

SFAS No. 141(R)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This revised statement requires assets and liabilities, including contingent liabilities, acquired in a business combination, as well as contingent consideration, to be measured at their fair values as of the date of the acquisition.  SFAS No. 141(R) requires that any changes to an acquired entity’s valuation allowance or changes in uncertain tax positions that occur after the measurement period be recorded as a component of income tax expense.  Under the transition provisions of SFAS No. 141(R), the new requirement applies to all business combinations, regardless of the consummation date.  This statement also changes the treatment of restructuring charges, in-process research and development costs, and acquisition related costs.  SFAS No. 141(R) is effective for business combinations occurring in the first annual reporting period beginning after December 15, 2008.  The income tax provisions of SFAS No. 141(R) apply also to all historical business combinations on a prospective basis.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 141(R).

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”.  This statement clarifies the accounting and reporting for non-controlling interests, currently referred to as minority interests.  Under SFAS No. 160, non-controlling interests will be classified as a component of equity.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 160.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is in the process of evaluating the effects of the adoption of SFAS No. 161.

FSP 142-3

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect any material impact from the adoption of the FSP.

2.             Discontinued operations

During the three months ended December 31, 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort and this subsidiary continues to be held for sale.  Accordingly, the results of the hotel have been presented as a discontinued operation for all periods presented.

Summarized operating results of the hotel are as follows (dollars in thousands):

Years ended December 31,

	2008	2007	2006

Revenue	$8,399	$11,582	$13,440
(Loss)/earnings from discontinued operations	$(4,939)	$(2,629)	$102
Impairment loss	(12,000)	(13,992)	—
	(16,939)	(16,621)	102
Deferred tax (charge)/ benefit	(3,000)	—	3,000
Net (loss)/earnings from discontinued operations	$(19,939)	$(16,621)	$3,102

Due to an increase in competition and other market factors, operating profits and cash flows of the Bora Bora Lagoon Resort were lower than expected in 2007 and previous years, which gave rise to an impairment of goodwill and long-lived assets in the amount of $3,891,000 and $10,101,000, respectively, recorded in the three months ended December 31, 2007.  In 2008, the operating results and future outlook, including the ability of potential purchasers to fund an acquisition, have further deteriorated, so that an additional impairment of fixed assets in the amount of $12,000,000 has been recognized in the three months ended September 30, 2008.  The fair value of the investment was estimated by management based on current price negotiations for the sale of the business and considering other market factors.  The impairments have been calculated after taking into account the cumulative translation adjustments recorded in other comprehensive income in respect of this subsidiary.

Assets and liabilities of the hotel have been classified as held for sale and consisted of the following (dollars in thousands):

December 31,

	2008	2007

Current assets	$2,202	$3,686
Other assets	97	3,121
Property, plant and equipment, net of depreciation	31,510	45,091
Goodwill	2,169	2,519
Total assets held for sale	$35,978	$54,417
Liabilities held for sale	$(4,781)	$(5,619)

3.             Consolidation of variable interest entity – Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  It has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that effective December, 31, 2008, the hotel no longer qualified for certain scope exemptions under FIN 46(R), “Consolidation of Variable Interest Entities”, because OEH’s share of loans provided to the hotel had increased and OEH provided a majority of subordinated financial support.  OEH further concluded that OEH is the primary beneficiary of the variable interest entity as defined in FIN 46(R) because it is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the entity effective December 31, 2008. Previously the entity had been accounted for under the equity method of accounting.

The assets and liabilities of Charleston Place Hotel have been consolidated into the financial statements at their fair value as at December 31, 2008 which were as follows (dollars in thousands):

December 31, 2008

Current assets	$4,937
Other assets	1,824
Property, plant and equipment	196,650
Goodwill	40,395
Total assets	243,806

Current liabilities	(5,373)
Third-party debt	(79,626)
Deferred income taxes	(64,100)
Other liabilities	(12,306)
Total liabilities	(161,405)

Net assets (before amounts payable to OEH of $97,000)	$82,401
Book value of OEH’s variable interest	$82,401

Goodwill represents the excess of the reported amount of the previously held interests and the fair value of the newly consolidated liabilities and non-controlling interests, over the fair value of the newly consolidated identifiable assets.  The fair value of the non-controlling interests has been treated as $nil since the hotel has net liabilities.

The net assets have been fair valued based on the estimated market values of the hotel’s properties.  After fair valuing all other assets and liabilities, goodwill of $40,395,000 has been recorded of which $nil will be deductible as operating expenses for tax purposes.

The third-party debt of Charleston Center LLC is non-recourse to its members, including OEH, and therefore the hotel’s separate assets and liabilities are not available to pay the debts of OEH and do not constitute obligations of OEH.

The results of the operation of Charleston Place Hotel will be included in the consolidated financial statements of OEH from January 1, 2009 and therefore any intercompany transactions will be eliminated from that point forward.

The proforma results of operations data presented below assume that consolidation of the hotel had been made at the beginning of 2007 (dollars in thousands, except per share amounts):

	Year ended December 31,
	2008	2007

Revenue	$608,432	$641,131
Net (loss)/earnings	$(34,354)	$25,537
Earnings per share
Basic	$(0.79)	$0.60
Diluted	$(0.79)	$0.60

4.             Significant acquisitions, dispositions and investments

(a)          Acquisitions

2008 Acquisitions

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

The following table summarizes the preliminary fair value of the assets acquired at the date of acquisition (dollars in thousands) :

April 1, 2008

Inventory	$10
Property, plant and equipment	10
Goodwill	630
Other intangible assets	—
Total assets required	650
Total liabilities assumed	—
Net assets acquired	$650

Cash consideration	$650

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

OEH’s results would not have been materially different had these acquisitions in 2008 occurred at the beginning of the year.

2007 Acquisitions

Afloat in France

On April 12, 2007, OEH exercised its option to acquire the remaining 50% it did not own in the company operating the Afloat in France canal and river cruise business, for a cash consideration of $2,700,000, bringing OEH’s investment to 100% ownership.

The following table summarizes the fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

	April 12, 2007

Goodwill and other intangible assets	$3,876
Total assets acquired	3,876

Current liabilities	(1,176	_
Total liabilities assumed	(1,176)
Net assets acquired	$2,700

Cash consideration	$2,700

OEH’s combined investments in the Afloat in France business result in total goodwill as follows (dollars in thousands):

April 12, 2007

Purchase price paid for the initial 50%, less accumulated losses	$251
Purchase price of the second 50% interest	2,700
2,951
Add:
Fair value of liabilities assumed	2,353
Less:
Fair value of assets acquired	—
Total goodwill	$5,304

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

The following table summarizes the fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

July 21, 2006

Current assets	$10,447
Property, plant and equipment	33,665
Goodwill and other intangible assets	26,715
Total assets acquired	70,827

Current liabilities	(6,840)
Liabilities to minority shareholders	(7,818)
Third-party debt	(6,115)
Deferred income taxes	(5,992)
Total liabilities assumed	(26,765)
Net assets acquired	$44,062

Loan advanced in 2004 and other prior payments	$9,950
Paid in June 2006 for 50% of Napasai	10,500
Paid in July 2006 for the rest of Pansea	23,612
Total cash consideration	$44,062

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

Casa de Sierra Nevada

In February 2006, OEH acquired a 75% interest in Casa de Sierra Nevada in San Miguel de Allende, Mexico. The total purchase price, including acquisition costs, was $8,800,000 paid in cash. The acquisition included adjacent buildings and land.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

February 8, 2006

Property, plant and equipment	$8,600
Goodwill and other intangible assets	3,831
Total assets acquired	12,431

Current liabilities	(261)
Other long-term liabilities (deferred consideration)	(2,850)
Deferred income taxes	(520)
Total liabilities assumed	(3,631)
Net assets acquired	$8,800

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

In December 2006, OEH acquired a further 5% interest in the hotel for a cash consideration of $520,000. In accordance with the shareholders’ agreement, OEH was going to purchase a further 5% in January 2009 and the remaining 15% in January 2010 for a cash consideration set forth in the agreement. This liability was recorded at the fair value of the deferred consideration and the minority interest was reduced accordingly. As reported above in this Note 4(a), in March 2008, OEH accelerated the purchase of this 20% minority interest.

Maroma Resort and Spa

Effective January 1, 2006, OEH purchased the remaining 25% interest in Maroma Resort and Spa for a cash consideration of $5,400,000 bringing its interest to 100%. A deferred tax liability of $1,853,000 has been recorded on the acquisition. Goodwill of $4,728,000 has been recognized on this acquisition.

(b)  Investments

On June 7, 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil, for a cash consideration of $5,000,000. OEH planned to build a hotel and villas on the acquired land. The remaining 50% of the property holding company was expected to be sold to OEH for a cash consideration of $5,000,000 when the building permits were obtained from the local authorities. In accordance with the sale and purchase agreement with the owners of the other 50%, if permits are not received, the owners have an option to repurchase OEH’s 50% share for the amount of investment made to date, or if the owners do not exercise this option, OEH has an option to sell 100% of the company to a third party at the market price in order to realize its investment. In February 2009, the Municipality of Buzios designated the property as having a “public interest” which is the first step in a process for the compulsory purchase of the land in exchange for a payment of fair compensation to the owners. In accordance with the foregoing provisions of the sale and purchase agreement, OEH expects to realize its investment from the proceeds of the value agreed or determined pursuant to this process.

In June 2006, OEH sold its 49% interest in Harry’s Bar in London, England, for a cash consideration of $9,499,000. The sale of the investment resulted in a gain of $6,619,000 upon which a tax charge of $3,325,000 was recorded.

Investments represent equity interests of 50% or less and in which OEH exerts significant influence but does not consolidate. OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

OEH’s investments in and loans and advances to unconsolidated companies amounted to $67,464,000 at December 31, 2008 (2007-$147,539,000). OEH’s earnings from unconsolidated companies were $16,771,000 in 2008 (2007-$16,425,000; 2006-$11,970,000). See Note 20.

As discussed in Note 3, Charleston Place LLC has been consolidated into the financial statements of OEH with effect from December 31, 2008. The summarized balance sheet information presented, therefore, does not include this hotel at December 31, 2008. The summarized profit and loss account information presented does include OEH’S earnings from this hotel for the year ended December 31, 2008.

Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2008	2007
Current assets	$55,877	$60,890
Property, plant and equipment, net	266,461	358,708
Other assets	47,084	51,376
Total assets	$369,422	$470,974

Current liabilities	$30,293	$48,710
Long-term debt	165,202	246,420
Other liabilities	4,744	97,663
Total shareholders’ equity	169,183	78,181
Total liabilities and shareholders’ equity	$369,422	$470,974

	Year ended December 31,
	2008	2007	2006
Revenue	$209,093	$196,564	$173,858
Earnings from operations before net finance costs	$44,789	$40,979	$34,509
Net earnings	$8,645	$7,472	$2,127

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

Due to the downturn in the travel and hospitality industry in Europe and elsewhere, operating results of Hotel Ritz in Madrid were lower than expected in the three months ended December 31, 2008. The earnings forecast for the next few years has been revised and an impairment assessment performed on OEH’s 50% investment in the hotel company. At December 31, 2008, an impairment loss of $22,992,000 has been recognized relating to OEH’s investment in this hotel. The fair value of OEH’s investment was estimated using the hotel’s discounted future cash flow forecasts.

As a consequence of the impairment loss recognized by OEH relating its equity investment in Hotel Ritz, the joint venture company qualified as a significant subsidiary of OEH under Rule 3-09 of SEC Regulation S-X at December 31, 2008.  The equity investee’s 2008 revenue (unaudited) was $43,765,000, its earnings from operations were $7,453,000 (unaudited) and its net earnings (unaudited) were $190,000.

5.                                      Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2008	2007
Land and buildings	$1,290,322	$1,074,059
Machinery and equipment	200,252	205,873
Fixtures, fittings and office equipment	217,644	220,664
River cruiseship and canalboats	13,223	19,600
	1,721,441	1,520,196
Less: accumulated depreciation	(257,346)	(246,240)
	$1,464,095	$1,273,956

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2008	2007
Freehold and leased land and buildings	$15,535	$17,948
Machinery and equipment	2,630	2,573
Fixtures, fittings and office equipment	3,538	1,654
	21,703	22,175
Less: accumulated depreciation	(4,784)	(2,953)
	$16,919	$19,222

6.                                      Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total

Balance as of January 1, 2008	$125,301	$8,196	$133,497
Goodwill arising during the year	42,020	—	42,020
Goodwill impairment (from continuing operations)	(9,252)	—	(9,252)
Foreign currency translation adjustment	(11,688)	(523)	(12,211)
Balance as at December 31, 2008	$146,381	$7,673	$154,054

OEH’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference.

The determination of impairment incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. However, these assumptions and uncertainties are, by their very nature, highly judgmental.  If the assumptions are not met, OEH may be required to recognize additional goodwill impairment losses.

At the date of this report, OEH has not completed its impairment analysis.  Based on the work performed, however, OEH has concluded that an impairment loss can be reasonably estimated and has recorded a non-cash goodwill impairment charge of $9,252,000 representing its best estimate of the impairment loss present at December 31, 2008, as follows (dollars in thousands):

December 31, 2008
Le Manoir aux Quat’ Saisons	$5,270
Lapa Palace	1,028
Hôtel de la Cité	85
Windsor Court Hotel	2,588
Keswick Hall	281
$9,252

The impairment charge recorded by OEH is an estimate subject to finalization of the second step of the testing noted above for a number of reporting units.  This is due to timing issues related to the economic downturn in the fourth quarter of 2008, the number of reporting units and the complexity of the valuation calculations required.  OEH expects to complete this testing during the quarter ending March 31, 2009.

7.                                      Other intangible assets
                                                (Dollars in thousands)

	December 31, 2008
Amortized intangible assets	Carrying amount	Accumulated amortization	Net book value

Favorable lease	$11,925	$(790)	$11,135
Internet sites	1,967	(165)	1,802
Total	$13,892	$(955)	$12,937

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Unamortized intangible assets	December 31, 2008

Tradename	$7,318

Total	$21,255

Amortization expense for the year ended December 31, 2008 was $337,000 (2007-$461,000; 2006-$160,000).

Estimated amortization expense for each of the years ended from 2009 to 2013 is $340,000.

8.                                      Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (dollars in thousands):

	December 31,
	2008	2007
Unsecured working capital facilities, with a weighted average interest rate of 5.68% and 6.51%, respectively	$54,179	$64,419

OEH had approximately $63,000,000 of working capital lines of credit at December 31, 2008 (2007-$65,000,000) issued by various financial institutions and having various expiration dates, of which $8,608,000 was undrawn (2007-$14,121,000).

9.                                      Long-term debt and obligations under capital leases

(a)                                 Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2008	2007
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 5.05% and 5.77%, respectively	$846,534	$767,916
Loan secured by river cruiseship payable over 3 years, with a weighted interest rate of 7.48% at December 31,2007, based on LIBOR	—	2,500
Obligations under capital lease (see Note 9(b))	13,589	15,994
	860,123	786,410
Less: current portion	139,968	127,795
	$720,155	$658,615

Long-term debt at December 31, 2008 includes $79,600,000 of debt obligations of Charleston Centre LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. This debt is non-recourse to the members of Charleston Centre LLC, including OEH, and therefore the hotel’s separate assets and liabilities are not available to pay the debts of OEH and do not constitute obligations of OEH. The carrying value of the debt is equal to its fair value.

Certain credit agreements of OEH have restrictive covenants. At December 31, 2008, OEH was in compliance with all major covenants that applied to OEH, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated €190,000,000 loan facility. OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2008 (dollars in thousands):

Year ending December 31,

2009	138,066
2010	46,359
2011	443,407
2012	95,660
2013	53,800
2014 and thereafter	69,242
$846,534

The Company has guaranteed $527,000,000 of the long-term debt of its subsidiary companies as at December 31, 2008.

Of the current portion of long-term debt, $105,373,000 (2007-$45,140,000) related to revolving facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

The Company has guaranteed, through 2011, $4,714,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment and, through 2009, $7,003,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions.  The Company has also guaranteed, through 2009, a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment, and $8,340,000 of a working capital loan facility of Hotel Ritz, Madrid in which OEH has a 50% equity investment.

OEH has a 50% investment in an unconsolidated joint venture company that owns three hotels in Peru.  The Company has contingently guaranteed, through 2014, $7,417,000 of debt obligations of the joint venture and, through 2016, a further $8,216,000 of its debt obligations.  The guarantees are contingent because they may only be enforced in the event there is a change in control of the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

(b)          Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2008 (dollars in thousands):

Year ending December 31,

2009	$2,553
2010	2,563
2011	4,058
2012	649
2013	683
2014 and thereafter	24,568
Minimum lease payments	35,074
Less: amount of interest contained in above payments	21,485
Present value of minimum lease payments	13,589
Less: current portion	1,902
$11,687

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

10.          Other liabilities

Other liabilities consist of $1,462,000 of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,990,000 of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint venture operation (see Note 20), $6,804,000 in respect of interest rate swaps (see Note 17) and $12,306,000 of long-term accrued interest at Charleston Place Hotel (see Note 3).

11.          Pension plans

From January 1, 2003, a number of non-U.S. OEH employees participated in a defined benefit pension plan in the U.K. called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	Year ended December 31,
	2008	2007	2006

Discount rate	5.70%	5.70%	5.10%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	December 31,
	2008	2007

Discount rate	5.70%	5.70%

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

The weighted-average asset allocation of OEH’s defined benefit pension plan as of December 31, 2008 and 2007 by asset category as a percentage of plan assets was as follows:

	Year ended December 31,
	2008	2007
Asset Category
Equity securities	99%	100%
Fixed income investments	—	—
Other	1	—
Total	100%	100%

The allocation of the assets was in compliance with the target allocation set in the plan investment policy.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$21,922	$22,377
Service cost	—	—
Interest cost	1,160	1,164
Plan participants’ contributions	—	—
Net transfer in	—	—
Actuarial (gain)/loss	(910)	(1,894)
Benefits paid	(80)	(74)
Curtailment gain	—	—
Settlement	—	(32)
Foreign currency translation	(6,097)	381
Benefit obligation at end of year	15,995	21,922

Change in plan assets:
Fair value of plan assets at beginning of year	15,200	13,700
Actual return on plan assets	(3,615)	574
Employer contributions	836	800
Plan participants’ contributions	—	—
Net transfer in	—	—
Benefits paid	(80)	(74)
Settlement	—	(24)
Foreign currency translation	(3,567)	224
Fair value of plan assets at end of year	8,774	15,200
Funded status at end of year	$(7,221)	$(6,722)
Net actuarial loss recognized in other comprehensive income	$13,516	$10,714

At December 31, 2006, OEH adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pensions and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.  The implementation of SFAS No. 158 did not have a material impact on OEH’s financial statements.

The following table details certain information with respect to OEH’s defined benefit pension plan (dollars in thousands):

	Year ended December 31,
	2008	2007
Projected benefit obligation	$15,995	$21,922
Accumulated benefit obligation	$15,995	$21,922
Fair value of plan assets	$8,774	$15,200

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Service cost	$—	$—	$459
Interest cost on projected benefit obligation	1,160	1,164	877
Expected return on assets	(1,103)	(1,076)	(824)
Net amortization and deferrals	448	554	484
Net periodic benefit cost	$505	$642	$996

OEH expects to contribute $1,097,000 to its defined benefit pension plan in 2009.  The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,

2009	$63
2010	81
2011	114
2012	184
2013	68
Next five years	1,539

Included in the liability for pension benefit on the consolidated balance sheet at December 31, 2008 is an amount of $200,000 (2007-$213,000) relating to deferred benefit pension obligations at the hotels in Bali, Indonesia.  The accrual was made based on actuarial valuation as at December 31, 2008.  There are no assets to be disclosed.

OEH has another defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  The total number of active members is three, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at December 31, 2007 and updated to December 31, 2008 showed a net pension plan surplus of approximately $84,000 based on fair value of plan assets of $1,446,000 and projected benefit obligation of $1,362,000.  The surplus has not been recognized in the financial statements as it is deemed not recoverable.

Certain employees of OEH are members of the British Rail pension plan, which is a governmental multi-employer defined benefit pension plan.  Total OEH contributions into the plan for 2008 and 2007 were $74,000 and $78,000, respectively.

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows (dollars in thousands):

	Year ended December 31,
	2008	2007

Employer’s contributions	$1,705	$1,692

12.          Income taxes

The Company is incorporated in Bermuda which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2008
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	1,742	(1,994)	(252)
Rest of the world	7,271	(6,231)	1,040
	$9,013	$(8,225)	$788

	Year ended December 31, 2007
	Current	Deferred	Total

Bermuda	$	$—	$—
United States	1,357	(465)	892
Rest of the world	14,960	(225)	14,735
	$16,317	$(690)	$15,627

	Year ended December 31, 2006
	Current	Deferred	Total

Bermuda	$—	$—	$—
United States	4,016	2,608	6,624
Rest of the world	7,662	(3,495)	4,167
	$11,678	$(887)	$10,791

The 2006 cost included a current tax cost of $2,213,000 arising on the sale of Harry’s Bar, with no equivalent cost in either 2008 or 2007.

Earnings from unconsolidated companies are reported net of tax. The tax provision applicable to these unconsolidated companies in the year ended December 31, 2008 was $6,986,000 (2007-$4,772,000; 2006-$5,741,000).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2008	2007

Gross deferred tax assets (primarily operating loss carryforwards)	$56,541	$54,770
Less: valuation allowance	(3,371)	(4,378)
Net deferred tax assets	53,170	50,392
Deferred tax liabilities	(207,274)	(151,004)
Net deferred tax liabilities	$(154,104)	$(100,612)

A net deferred tax liability of $64,100,000 was recognized at December 31, 2008 on the consolidation of Charleston Center LLC in accordance with FIN 46(R), “Consolidation of Variable Interest Entities.” This liability results from the difference between the tax basis of the hotel’s depreciable assets and the fair value of these assets consolidated in the OEH balance sheet.

The deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is $223,650,000. Of this amount, $77,680,000 will expire in the five years ending December 31, 2013 and a further $16,955,000 will expire in the five years ending December 31, 2018. The remaining losses of $129,015,000 will expire after December 31, 2018 or have no expiry date. A valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.

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

OEH’s 2008 tax provision of $2,350,000 included a charge of $424,000 in respect of the provision for uncertain tax positions, under FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, including a charge of $257,000 that relates to the potential interest and penalty costs associated with the uncertain tax positions.  OEH’s 2008 tax benefit also included a benefit of $12,180,000 in respect of the FIN 48 provision, following the resolution of a number of uncertain tax positions in certain jurisdictions in which OEH operates for which a FIN 48 provision was recognized upon adoption on January 1, 2007. The tax benefit included a benefit of $5,903,000 that relates to the potential interest and penalty costs that had been included in the FIN 48 provision in respect of these uncertain tax positions.

At December 31, 2008, the total amounts of unrecognized tax benefits included the following (dollars in thousands):

	Total	Principal	Interest	Penalties
Balance at January 1, 2008	$24,025	$14,912	$2,035	$7,078
Additional uncertain tax provision identified during the year	424	167	136	121
Uncertain tax provisions released during the year	(12,180)	(6,277)	(994)	(4,909)
Foreign exchange	(776)	(622)	(37)	(117)
Balance at December 31, 2008	$11,493	$8,180	$1,140	$2,173

At December 31, 2008, OEH recognized a $11,493,000 liability in respect of its uncertain tax positions. All of this FIN 48 provision arises in jurisdictions in which OEH conducts business other than Bermuda.

OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by approximately $3,000,000 to $4,500,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

13.          Supplemental cash flow information and restricted cash

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash paid for:
Interest	$54,995	$49,820	$40,979
Income taxes	$16,248	$13,477	$14,719

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2008, 2007 and 2006 (see Note 4(a)) liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006

Fair value of assets acquired	$2,996	$22,605	$89,551
Cash paid	(2,996)	(21,877)	(50,122)
Loan advanced in 2004 and other prior payments	—	—	(9,950)
Liabilities assumed	$—	$728	$29,479

Restricted cash

Restricted cash of $13,224,000 at December 31, 2008 and $3,800,000 at December 31, 2007 consisted mainly of the Porto Cupecoy escrow account.  Cash received for residential condominium purchases at Porto Cupecoy is held in escrow and released into OEH’s current bank account when the next phase of construction is completed.  At December 31, 2008, the Porto Cupecoy escrow account balance amounted to $8,168,000 (2007 - $3,800,000).

14.          Shareholders’ equity

(a)          Public offering

In November 2008, the Company issued and sold in a registered direct offering in the United States 8,490,000 class A common shares.  Net proceeds amounted to $52,514,000.

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

(e)           Preferred shares

The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement.  See Note 14(c).

15.          Employee stock option plans, performance share plan and stock appreciation rights plan

At December 31, 2008, OEH had three share-based compensation plans, which are described below.  The compensation cost that has been charged against earnings for these plans was $2,800,000 for the year ended December 31, 2008 (2007-$1,442,000; 2006-$1,179,000).

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000, respectively, class A common shares may be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2008, 101,200 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 20 persons, and 894,750 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 105 persons.  At December 31, 2008, options on 20,300 and 64,250 class A common shares were available for future grants under the 2000 and 2004 stock option plans, respectively.

The total compensation cost related to unexercised options at December 31, 2008 to be recognized over the period January 1, 2009 to December 31, 2011, was $4,393,000.  The fair value of grants issued in the year to December 31, 2008 was $2,099,000 (2007-$5,005,000; 2006-$2,211,000).  The fair value of options which vested in the year to December 31, 2008 was $822,000.  Transactions under the plans have been as follows:

	Shares	Option Price
Outstanding at January 1, 2008	562,950	$13.06 -$59.23
Granted	494,300	$5.89 -$51.90
Forfeited	(47,800)	$13.06 -$59.23
Exercised	(13,500)	$13.40 -$14.70
Outstanding at December 31, 2008	995,950	$5.89 -$59.23
Exercisable at December 31, 2008	198,500	$13.06 -$28.50

The options outstanding at December 31, 2008, were as follows:

	Number of Shares		Weighted Average of
Exercise Prices	Outstanding at 12/31/2008	Exercisable at 12/31/2008	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options

$5.89	417,500	—	9.9	$5.89	—
$13.06	14,250	14,250	3.8	$13.06	$13.06
$13.40	26,000	26,000	4.4	$13.40	$13.40
$14.70	68,500	68,500	5.6	$14.70	$14.70
$19.00	25,750	25,750	2.2	$19.00	$19.00
$21.40	2,000	2,000	6.1	$21.40	$21.40
$28.40	33,000	33,000	6.7	$28.40	$28.40
$28.50	29,000	29,000	6.5	$28.50	$28.50
$34.88	12,500	—	7.2	$34.88	—
$34.90	17,500	—	7.6	$34.90	—
$35.85	28,500	—	9.7	$35.85	—
$36.45	11,000	—	7.7	$36.45	—
$36.50	40,050	—	7.5	$36.50	—
$42.87	15,600	—	7.9	$42.87	—
$45.69	25,000	—	8.6	$45.69	—
$46.08	24,700	—	9.4	$46.08	—
$51.90	22,100	—	9.2	$51.90	—
$52.51	14,150	—	8.2	$52.51	—
$52.51	133,900	—	8.7	$52.51	—
$52.59	16,350	—	8.5	$52.59	—
$59.23	18,600	—	8.9	$59.23	—
	995,950	198,500

	For options granted during the year ended December 31,
	2008	2007	2006

Weighted average fair value	$4.25	$20.72	$15.36

Estimates of fair values of stock options on the grant dates using the Black-Scholes option pricing model were based on the following assumptions:

	For years ended December 31,
	2008	2007	2006

Expected share price volatility	38.9%-47.5%	38.68%-39.30%	40.45%
Risk-free interest rate	1.67%-3.2%	3.28%-5.05%	4.95%
Expected annual dividends per share	$0.10	$0.10	$0.10
Expected life of stock options	5 years	5 years	5 years

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The expected term of options granted is based on historical data and represents the period of time that options are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Cash received from exercised options was $192,000 for the year ended December 31, 2008 (2007-$4,105,000; 2006-$4,469,000).

(b)          2007 performance share plan

In 2007, OEH adopted the 2007 performance share plan.  Under this plan, awards of up to 500,000 class A common shares may be granted to employees.  The shares covered by the awards will be issued after at least one year from the grant date upon payment of a nominal amount, subject to meeting performance criteria set forth in the awards.  Awards may also be granted under the plan without any specified performance criteria. When the shares are issued under the awards, the grantees are also entitled to receive a cash equivalent of the dividends, if any, that would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date.

At December 31, 2008, 63,365 class A common shares were reserved under the plan for issuance pursuant to awards made to nine persons.  At the same date, 436,635 class A common shares were available for future awards under the plan.

The awards issued in 2007 and one in 2008 covering a total of 33,601 class A common shares do not specify any performance criteria and will vest as long as the grantees stay in employment after three years from the grant date.

In 2008, the Company granted to nine employees share-based awards with performance and market conditions covering a total of 29,764 class A common shares.  Half of each award is subject to performance criteria based on OEH’s earnings before tax for the year ending December 31, 2010, and the other half of each award is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The total compensation cost related to non-vested awards granted under the plan at December 31, 2008, to be recognized over the period January 1, 2009 to December 31, 2011, was $1,078,000.  The fair value of grants awarded in the year to December 31, 2008 was $598,000 (2007-$1,415,000; 2006-$nil).

The summary of the status of the non-vested awards as of December 31, 2008 and changes during the year ended December 31, 2008 is presented as follows:

	Shares	Weighted-average grant date fair value
Non-vested at January 1, 2008	30,200	$46.86
Granted	33,765	$17.72
Forfeited	(600)	$52.51
Non-vested at December 31, 2008	63,365	$31.28

Estimates of fair values of the awards with performance and market conditions issued in 2008 were made using the Monte Carlo valuation model, and estimates of fair values of the awards without performances and market conditions issued in 2007 and 2008 were made using Black-Scholes valuation model based on the following assumptions:

	For years ended December 31,
	2008	2007	2006

Expected share price volatility	33.1%	38.68%- 38.73%	—
Risk-free interest rate	1.76%	4.07%-4.59%	—
Expected annual dividends per share	$0.10	$0.10	—
Expected life of awards	3 years	3 years	—

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans.

(c)           2007 stock appreciation rights plan

OEH adopted a stock appreciation rights plan in 2007 under which stock appreciation rights (“SARs”) may be awarded to eligible employees.  Each award is to be settled in cash measured by the increase (if any) of the publicly-quoted price of the Company’s class A common shares over the three-year period following the date of the award, multiplied by the number of SARs granted in the individual award.  At December 31, 2008, no SARs had been granted.

16.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $76,606,000 at December 31, 2008 (2007-$86,970,000; 2006-$21,839,000), including the New York City contract referred to in the next paragraph.

On November 7, 2007, OEH entered into agreements with the New York Public Library to purchase the land and building occupied by the Library’s Donnell branch located directly behind and adjacent to OEH’s ‘21’ Club in New York City.  Under these agreements, OEH was to demolish the building and build a luxury hotel and residences which would include a rebuilt Donnell library branch.  The total cash purchase price was $59,000,000, including $10,000,000 due April 30, 2011 (30 months after the originally scheduled closing date for the transaction).  OEH paid $3,000,000 upon signing the purchase agreement and a further $3,000,000 on December 4, 2008, in connection with the execution of amendments which gave OEH a series of options to defer the closing date 30 days at a time by making further deposits, a portion of which would be deemed interest and the balance credited against the purchase price.  If each option was exercised, OEH would pay a total of $7,500,000 for the extensions and a balance of $36,300,000 would be due in July 2009.  OEH paid $1,000,000 for the first extension in January 2009, but did not elect to extend the closing or make the extension payment in February 2009.  OEH informed the Library that, due to the current global financial crisis and conditions in the credit and real estate markets, OEH would not be in a position to close on the purchase of the Donnell branch as provided by the December 2008 amendments to the November 2007 purchase agreement.  OEH also advised the Library that it desires to pursue discussions with the Library with respect to deferring or restructuring the project in a mutually agreeable manner.  By letter dated February 27, 2009, the Library advised OEH that it will be in default under the purchase agreement if it does not close the transaction and that the Library may elect to exercise its rights and remedies under the agreement and is otherwise reserving its rights.  There can be no assurance that such discussions will occur or that, if they do, they will result in a resolution of the matter satisfactory to OEH.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,

2009	$6,654
2010	6,642
2011	6,448
2012	6,320
2013	6,305
2014 and thereafter	103,561
$135,930

Rental expense for the year ended December 31, 2008 amounted to $9,034,000 (2007-$4,267,000; 2006-$2,077,000).

Outstanding contracts for project related costs on the Porto Cupecoy development amounted to $31,960,000 at December 31, 2008 (2007-$15,931,000)

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

Although the interest rate swap for €24,700,000 economically hedges the interest rate risk, it has not qualified as a cash flow hedge from inception and, therefore, changes in the fair value of this swap have been recorded within interest expense of $1,484,000 loss for the year ended December 31, 2008 (2007-$427,000 gain).

The interest rate swap for €75,000,000 has been designated and has qualified as a cash flow hedge of the floating rate debt effective December 31, 2006 until April 1, 2008, when hedge accounting was discontinued as the hedged interest rate has changed from what was originally documented.  Accordingly, the movements in the fair value of the swap from April 1, 2008 have been recorded within interest expense in earnings.  The movements recorded in other comprehensive income were $1,624,000 loss for the year ended December 31, 2008 (2007-$1,519,000 gain).  The ineffective portion and changes in fair value subsequent to the discontinuing of hedge accounting recorded within interest expense in earnings were $3,258,000 loss for the year ended December 31, 2008 (2007-$23,000 gain).

In October 2007, OEH entered into five-year interest rate swap agreements for the notional amounts of $10,000,000 and $20,000,000 that limit the exposure from interest rate fluctuations of U.S. dollar debt to a fixed rate level.  The swaps have been designated and qualified as cash flow hedges of the floating rate debt effective since October 18, 2007.  These swaps are expected to be, and have been, highly effective.  The movements recorded in other comprehensive income were $1,310,000 loss for the year ended December 31, 2008 (2007-$971,000).  The ineffective portion recorded in earnings was $nil for the year ended December 31, 2008 (2007-$50,000 loss).

In April 2008, OEH entered into six different three to five year interest rate swap agreements for the total notional amount of $151,000,000, amortizing to $96,800,000, that limit the exposure from interest rate fluctuations of U.S. dollar debt to a fixed rate level.

The swaps have been designated and have qualified as cash flow hedges of the floating rate debt effective since April 29, 2008.  These swaps are expected to be, and have been, highly effective.  The movements recorded in other comprehensive income were $6,276,000 loss for the year ended December 31, 2008 (2007-$nil).

Of the existing losses at December 31, 2008, approximately $4,063,000 will be reclassified into earnings in the next 12 months, assuming no further changes in fair value of the contracts.

To comply with the provision of SFAS No. 157, “Fair Value Measurements,” OEH incorporates credit valuation adjustments to reflect appropriately both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of non-performance risks, OEH has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

At December 31, 2008 and December 31, 2007, the fair values of the outstanding interest rate swaps were as follows (dollars in thousands):

	December 31, 2008
Derivative Name	Current asset	Non-current asset	Current liability	Non- current liability
Euro swap €75,000,000	$—	$—	$1,334	$1,672
Euro swap €24,700,000	—	—	336	557
USD swap $10,000,000	—	—	329	529
USD swap $20,000,000	—	—	663	890
USD swaps $151,000,000	—	—	3,214	3,157
	$—	$—	$5,876	$6,805

	December 31, 2007
Derivative Name	Current asset	Non-current asset	Current liability	Non- current liability
Euro swap €75,000,000	$627	$1,660	$—	$—
Euro swap €24,700,000	199	347	—	—
USD swap $10,000,000	—	—	—	337
USD swap $20,000,000	—	—	—	685
USD swaps $151,000,000	—	—	—	—
	$826	$2,007	$—	$1,022

The fair values of the swaps were recorded as accounts receivable, other non-current assets, accrued liabilities and other long-term liabilities.

Net investment hedges

OEH designated its euro-denominated revolving indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  The amount of gains and losses related to the effective portion of the net investment hedge, net of tax, recorded in other comprehensive income was $4,648,000 gain for the year ended December 31, 2008 (2007-$nil).  There has been no ineffective portion of the hedge.

18.                               Other comprehensive income/(loss)

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2008	2007
Foreign currency translation adjustments	$(40,851)	$38,191
Derivative financial instruments	(8,633)	730
Pension liability, net of tax of $3,106 and $1,950	(10,726)	(8,490)
	$(60,210)	$30,431

The components of comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Net(loss)/earnings on common shares	$(26,551)	$33,642	$39,767
Foreign currency translation adjustments	(79,042)	34,646	24,390
Change in fair value of derivatives	(9,363)	730	68
Change in pension liability, net of tax of $1,057, ($1,583) and $3,630	(2,236)	28	(8,518)
Comprehensive (loss)/income	$(117,192)	$69,046	$55,707

19.                               Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions.  Hotels at December 31, 2008 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, restaurants are located in New York and Buenos Aires, tourist trains operate in Europe, Southeast Asia and Peru, a river cruiseship operates in Burma and five canalboats in France, and real estate developments are located in the U.S., Caribbean, Mexico, Europe, Southeast Asia and South Pacific.  Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Segment information is presented in accordance with the accounting policies described in Note 1.

Financial information regarding these business segments is as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue:
Hotels and restaurants
Owned hotels – Europe	$229,578	$228,522	$180,365
– North America	88,118	85,411	85,492
– Rest of World	138,976	128,771	101,979
Hotel management/part ownership interests	10,629	10,683	9,212
Restaurants	20,333	22,638	22,544
	487,634	476,025	399,592
Tourist trains and cruises	77,212	82,482	63,628
Real estate	(14,154)	19,908	16,144
	$550,692	$578,415	$479,364
Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$18,017	$16,788	$14,243
– North America	7,630	7,514	7,503
– Rest of World	9,089	9,422	8,233
Restaurants	921	998	936
	35,657	34,722	30,915
Tourist trains and cruises	3,348	4,225	3,588
	$39,005	$38,947	$34,503

Segment EBITDA:
Owned hotels – Europe	$62,629	$71,033	$52,708
– North America	10,182	13,238	19,652
– Rest of World	32,849	35,611	31,615
Hotel management/part ownership interests	23,302	23,840	19,932
Restaurants	2,878	4,564	6,530
Tourist trains and cruises	24,279	25,481	18,316
Real estate	(6,433)	4,121	3,514
Gain on sale of investment	—	—	6,619
Gain on disposal of fixed assets	—	2,312	—
Impairment of goodwill	(9,723)	—	—
Impairment of equity investment	(22,992)	—	—
Central overheads	(31,117)	(26,072)	(22,209)
	$85,854	$154,128	$136,677

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$85,854	$154,128	$136,677
Less
Depreciation and amortization	39,005	38,947	34,503
Interest expense, net	50,612	45,436	44,367
Foreign currency, net	(4,925)	(917)	4,610
Provision for income taxes	788	15,627	10,791
Share of provision for income taxes of unconsolidated companies	6,986	4,772	5,741
(Loss)/earnings from continuing operations	$(6,612)	$50,263	$36,665

Earnings from unconsolidated companies:
Hotels and restaurants
Hotel management/part ownership interests	$9,090	$11,462	$7,875
Restaurants	—	—	277
	9,090	11,462	8,152
Tourist trains and cruises	7,681	4,963	3,818
	$16,771	$16,425	$11,970

Capital expenditure:
Hotels and restaurants
Owned hotels – Europe	$31,631	$36,039	$48,308
– North America	26,892	38,440	36,691
– Rest of World	30,017	18,349	12,255
Restaurants	530	608	1,114
	89,070	93,436	98,368
Tourist trains and cruises	3,777	4,380	9,711
Real estate	18,781	6,060	539
	$111,628	$103,876	$108,618

	December 31,
	2008	2007
Identifiable assets:
Hotels and restaurants
Owned Hotels – Europe	$669,760	$745,933
– North America	685,421	392,762
– Rest of World	415,601	461,151
Hotel management/part ownership interests	44,730	138,600
Restaurants	36,210	42,396
	1,851,722	1,780,842
Tourist trains and cruises	133,428	150,439
Real estate	83,983	57,157
	$2,069,133	$1,988,437

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2008	2007	2006
Revenue:
Europe	$300,630	$303,261	$237,336
North America	99,363	133,675	123,725
Rest of World	150,699	141,479	118,303
	$550,692	$578,415	$479,364

	December 31,
	2008	2007
Long-lived assets at book value:
Europe	$686,465	$759,103
North America	625,202	411,489
Rest of World	394,201	406,060
	$1,705,868	$1,576,652

Long-lived assets at book value constitute the following (dollars in thousands):

	December 31,
	2008	2007
Property, plant and equipment	$1,464,095	$1,273,956
Investments	67,464	147,539
Goodwill	154,054	133,497
Other intangible assets	20,255	21,660
	$1,705,868	$1,576,652

20.                               Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd., in which OEH has a minority shareholder interest.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2008 was $1,290,000 (2007-$1,330,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method until December 31, 2008) and made loans to the hotel-owning company.  As discussed in Note 3, with effect from December 31, 2008, the hotel-owning company has been consolidated into the financial statements of OEH.  For the year ended December 31, 2008, OEH earned $4,867,000 (2007-$5,200,000; 2006-$4,939,000)

in management fees which are recorded in revenue, and $12,068,000 (2007-$11,807,000; 2006-$10,700,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the year ended December 31, 2008, OEH earned management and guarantee fees of $7,685,000 (2007-$6,477,000; 2006-$5,314,000) and loan interest of $44,000 (2007-$63,000; 2006-$87,000) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at December 31, 2008 was $6,502,000 (2007-$6,277,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest accounted for under the equity method.  For the year ended December 31, 2008, OEH earned $1,321,000 (2007-$1,867,000; 2006-$1,057,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz at December 31, 2008 was $1,883,000(2007-$2,624,000).  See Note 4(b) regarding impairment of this investment.

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

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
2008

Revenue	$76,227	$178,429	$181,356	$114,680
Earnings from operations	$(46,365)	$34,123	$34,449	$885
Net finance costs	(11,849)	(14,110)	(8,844)	(10,884)
Earnings/(loss) before income taxes and earnings from unconsolidated companies	(58,214)	20,013	25,605	(9,999)
(Provision for)/ benefit from income taxes	12,063	(6,686)	(9,722)	3,557
Earnings from unconsolidated companies net of tax	2,642	4,224	5,838	4,067
Net earnings/(loss) from continuing operations	(43,509)	17,551	21,721	(2,375)
Net (loss)/earnings from discontinued operations	(4,547)	(11,172)	(2,257)	(1,963)
Net (loss)/earnings	$(48,056)	$6,379	$19,464	$(4,338)

Net earnings/(loss) per share:
Basic	$(1.04)	$0.15	$0.46	$(0.10)
Diluted	$(1.04)	$0.15	$0.46	$(0.10)
Dividends per share	$0.025	$0.025	$0.025	$0.025

	December 31	September 30	June 30	March 31
2007

Revenue	$145,914	$178,875	$159,457	$94,169
Earnings from operations	$14,703	$41,847	$34,525	$2,909
Net finance costs	(10,221)	(14,103)	(9,759)	(10,436)
Earnings/(loss) before income taxes and earnings from unconsolidated companies	4,482	27,744	24,766	(7,527)
(Provision for)/ benefit from income taxes	1,483	(11,079)	(8,759)	2,728
Earnings from unconsolidated companies net of tax	4,258	5,630	4,234	2,303
Net earnings/(loss) from continuing operations	10,223	22,295	20,241	(2,496)
Net (loss)/earnings from discontinued operations	(15,156)	258	(538)	(1,185)
Net (loss)/earnings	$(4,933)	$22,553	$19,703	$(3,681)

Net earnings/(loss) per share:
Basic	$0.23	$0.53	$0.46	$(0.09)
Diluted	$0.22	$0.53	$0.46	$(0.09)
Dividends per share	$0.025	$0.025	$0.025	$0.025

ITEM 9.                                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                         Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule (13a-15(e)) as of December 31, 2008 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment and those criteria, management believes that OEH’s internal control over financial reporting was effective as of December 31, 2008.

Deloitte LLP, OEH’s independent registered public accounting firm, issued the report below on the effectiveness of OEH’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in Item 15 as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte LLP

London, England

February 27, 2009

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B.                         Other Information

None.

PART III

ITEM 10.                           Directors, Executive Officers and Corporate Governance

Directors

The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

John D. Campbell, 66	Senior Counsel (retired) of Appleby (attorneys)	1994
James B. Hurlock, 75	Non-executive Chairman of the Board of the Company, and Partner (retired) of White & Case (attorneys)	2000
Prudence M. Leith, 68	Non-executive Director of Omega International Group PLC, and Consultant to Compass Group PLC	2006
J. Robert Lovejoy, 64	Managing Director of Groton Partners LLC (a private merchant banking firm)	2000
Georg R. Rafael, 71	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 75	Retired Chairman of the Board of the Company	1994
Paul M. White, 44	President and Chief Executive Officer of the Company	2008

The principal occupation of each director during the last five years is that shown in the table supplemented by the following information.

Mr. Campbell was a member of the law firm Appleby (formerly named Appleby Hunter Bailhache) until March 1999 and retired as Senior Counsel in July 2003.  Mr. Campbell is the non-executive Chairman of the Board of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, and a non-executive director and Chairman of the Nominations and Governance

Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business.  Mr. Campbell is also a non-executive director of Sea Containers Ltd. (“SCL”), a leasing and transport company formerly listed on the New York Stock Exchange and formerly subject to Chapter 11 reorganization proceedings in the United States which ended in February 2009.

Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000.  He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.  Mr. Hurlock was appointed non-executive Chairman of the Board in June 2007.

Ms. Leith was the founder, owner and Managing Director of Leith’s Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  She is a food writer, novelist, and television and radio food expert.  Ms. Leith has served on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC and Nations Healthcare Ltd., and is currently on the board of Omega International, a supplier of kitchen furnishings and equipment listed on the AIM market of the London Stock Exchange.

Mr. Lovejoy joined Groton Partners in January 2006.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director of Lazard Freres & Co. LLC, an investment banking firm, and a General Partner of Lazard’s predecessor partnership for over 15 years.  Mr. Lovejoy is also a non-executive director of One Liberty Properties Inc., a commercial and industrial real estate investment trust listed on the New York Stock Exchange.

Mr. Rafael was until early 2002 the Vice Chairman of the Executive Committee of Mandarin Oriental Hotels, having sold to them in 2000 Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986.  Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

Mr. Sherwood retired from his executive duties with the Company in December 2006 (having ceased to be a co-principal executive officer in October 2006) and stepped down as Chairman of the Board in June 2007.  He resigned as a director and non-executive Chairman of SCL in March 2006 having founded its predecessor company in 1965.  He also served as President of SCL during that time until January 2006.  As noted above regarding Mr. Campbell, SCL was formerly subject to Chapter 11 reorganization proceedings in the United States which ended in February 2009.

Mr. White was appointed President and Chief Executive Officer of the Company in August 2007, having served as Vice President—Finance and Chief Financial Officer from September 2005.  Previously, he was Vice President—Hotels, Africa, Australia and South America from 1999 to 2005, and was Director of Hotel Operations for the same geographical region in 1998 and 1999.  He joined the Company’s predecessor, Orient-Express Hotels Inc., in 1991 from Forte Hotels, initially as Financial Controller.  Having qualified as an accountant, he is currently a member of the Chartered Institute of Management Accountants, and was the Company’s acting chief financial and accounting officer until March 2008 when Martin O’Grady assumed those duties for the Company.

Executive Officers

The executive officers of the Company are as follows:

Name, Age	Position

Paul M. White, 44	President and Chief Executive Officer since August 2007
Martin O’Grady, 45	Vice President—Finance and Chief Financial Officer since March 2008
Filip J.M. Boyen, 50	Vice President—Operations since September 2007
Roger V. Collins, 62	Vice President—Design and Technical Services since 2001
Edwin S. Hetherington, 59	Vice President, General Counsel and Secretary since December 2006
Pippa Isbell, 55	Vice President—Corporate Communications since September 2007
Maurizio Saccani, 58	Vice President, Italy since September 2007
Nicholas R. Varian, 54	Vice President and Chief Development Officer since September 2007
David C. Williams, 54	Vice President—Sales and Marketing since 2004

The principal occupation of each person during the last five years is shown in the table supplemented by the following information.

Mr. White’s previous experience is reported above regarding the Company’s directors.

Prior to becoming an officer of the Company, Mr. O’Grady served as Chief Financial Officer of Orion Capital Managers LP, a European private equity real estate investment firm including hotels.  From 1999 until 2005, he worked for Security Capital European Realty, where he served as Chief Financial Officer of Access Self Storage, a retail self-storage operator in the United Kingdom, France and Australia.  From 1992 until 1998, Mr. O’Grady held a number of senior finance and accounting positions with Jardine Matheson Group, an Asian-based conglomerate, including Group Financial Controller of Mandarin Oriental Hotels from 1992 to 1995.  Mr. O’Grady began his career with PricewaterhouseCoopers and is an Associate Chartered Accountant in England and Wales.

Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance before he joined OEH in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH’s hotel and tourist train operations in Peru.  He was appointed Vice President—Hotels, Africa, Australia and South America in September 2005.

In November 2008, Mr. Boyen settled an investigation into alleged insider dealing in shares of a mining company publicly traded in the United Kingdom brought by the Financial Services Authority, an independent non-governmental body that regulates the financial services industry in the United Kingdom (“FSA”).   In settling the matter, the FSA imposed a civil penalty of $152,000 on Mr. Boyen for engaging in market abuse for trading on behalf of himself and a third party on the basis of inside information in contravention of the U.K. Financial Services and Markets Act 2000.  Mr. Boyen fully cooperated with the FSA’s investigation.  None of the activities or information involved in the investigation related to OEH or the Company’s securities.

Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, having joined Orient-Express Hotels Inc. in 1991.

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980.  Until the end of 2006, he was also Vice President, General Counsel and Secretary of SCL.  As noted above under the heading “Directors” regarding Mr. Campbell, SCL was formerly subject to Chapter 11 reorganization proceedings in the United States which ended in February 2009.

Ms. Isbell joined the Company in 1998 after selling the public relations consultancy she founded in 1987.  Her work in the hospitality industry included representation of Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.  From 2000 to September 2007, she served as Vice President—Public Relations of the Company.

Mr. Saccani joined Orient-Express Hotels Inc. in 1978 as Food and Beverage Manager of the Hotel Cipriani.  After serving as Manager in Italy of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985 and, by 2007, had assumed responsibility for all of the Company’s hotels in Italy.

Mr. Varian transferred to Orient-Express Hotels Inc. in 1985 from P&O Steam Navigation Company, and has worked extensively on various cruise and tourist train projects, becoming Vice President—Trains and Cruises in 1989 and taking responsibility for the Asian hotels in 2006.

Mr. Williams joined Orient-Express Hotels Inc. in 1981 as Sales and Reservations Manager.  He became responsible for strategic marketing developments and business initiatives in the Americas, Europe and Asia.  He previously worked for Carlson Marketing Group.

Dean P. Andrews resigned as a Vice President of the Company in January 2008.

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

The present members of the Company’s Audit Committee are Messrs. Campbell, Hurlock and Lovejoy.  The Board has designated Mr. Lovejoy, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee and the Nominating and Governance Committee are Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.  In addition, the Board has designated Messrs. Hurlock, Lovejoy and Rafael as a committee to consider strategic overtures to the Company.

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

The following table shows the salary and bonus of Mr. White paid in cash during 2008, and of all executive officers as a group (excluding Mr. Andrews who resigned in January 2008) for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

Paul M. White	President, Chief Executive Officer and Director	$1,258,000
All executive officers as a group (nine persons)		$5,444,300

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

In May 2006, the subsidiary froze its U.K. defined benefit pension plan, thus stopping future benefit accrual, so that the benefit payable to participants at their normal retirement date will be calculated using pensionable service and final pensionable salary at that date.  From May 2006 and for later years, the OEH subsidiary established a defined contribution pension plan for British employees, including U.K.-based officers, under which the subsidiary contributes to individual pension accounts established by employees.  The subsidiary currently contributes for the executive officer participants in the new plan at the rate of up to ten percent of annual salary.

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $313,000 in the aggregate at December 31, 2008, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of participating executive officers a total of $226,000 during 2008.  See Note 11 to the Financial Statements regarding pension plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) pension plan that permits employees to contribute amounts out of their compensation into individual tax-deferred pension accounts.  The maximum contribution an employee could make was $15,500 in 2008.  Two executive officers of the Company based in the U.S. participated in this plan in 2008, and OEH paid $2,000 into each of their accounts as partial matching payments under the plan in addition to their own contributions.

2000 and 2004 Stock Option Plans

Options to purchase Class A common shares of the Company have been granted to directors, executive officers and selected employees under the Company’s 2000 and 2004 Stock Option Plans, which are administered by the Compensation Committee of the Board of Directors and have substantially the same terms.  The plans provide for the award of options to purchase up to 1,750,000 Class A common shares at market value at the time of the award.  In general, options become exercisable three years after the date of grant and expire ten years from date of grant.  In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2008, options to purchase an aggregate of 278,200 Class A shares were granted to directors and executive officers of the Company at prices of $5.89 to $51.90 per share, including options on 62,600 shares to Mr. White and 5,250 shares to each of the non-executive directors.  Options were exercised by directors or officers during 2008 on an aggregate of 7,500 Class A shares at an aggregate gain of $262,700.  At December 31, 2008, options to purchase an aggregate of 559,150 Class A shares (of which 157,650 were exercisable) were held by directors and executive officers at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2010 and 2018.  See Note 15 to the Financial Statements.

2007 Performance Share Plan

The Company’s 2007 Performance Share Plan is administered by the Compensation Committee of the Board of Directors.  Under this plan, directors, executive officers and selected employees may be awarded an amount of Class A shares in the Company to be issued in whole or in part to the grantee of the award after at least one year, depending on whether specified performance criteria in the individual award have been met such as earnings targets, total shareholder return goals or other criteria established by the Compensation Committee.  Shares may also be issued under the awards before the vesting period has elapsed if a change in control of the Company occurs or certain other early vesting events occur.  The plan also permits the Compensation Committee to make awards without any performance criteria.  A total of 500,000 Class A shares may be issued under the plan.

During 2008, awards were made under the plan with performance criteria based on total shareholder return and earnings before tax on 9,726 Class A shares to Mr. White and 20,038 to the other executive officers.  In addition, an award on 4,000 Class A shares without performance criteria was made to one officer.  All of these awards will vest in 2011.  No shares were issued under the plan during the year.  See Note 15 to the Financial Statements.

In early 2009, awards without performance criteria were made under the plan to directors and executive officers covering 83,321 Class A shares vesting in 2010 and 68,070 Class A shares vesting in 2012.

Non-Executive Director Fees

In 2008, each of Ms. Leith and Messrs. Campbell, Lovejoy, Rafael and Sherwood received a Board of Directors retainer fee at the annual rate of $28,750, and a fee of $2,750 for each meeting of the Board or a committee thereof which he or she attended.  Messrs. Campbell and Lovejoy as members of the Audit Committee were paid a retainer fee of $5,000 per year, and Ms. Leith and Messrs. Campbell, Lovejoy and Rafael as members of the Compensation Committee and Nominating and Governance Committee were paid a retainer fee of $2,500 per year for service on each of those two Committees.  Mr. Lovejoy was also paid an additional retainer fee of $20,000 per year as chairman of the Audit and Compensation Committees.  As Chairman of the Board, chairman of the Nominating and Governance Committee and a member of the Audit Committee, Mr. Hurlock was paid $500,000 in lieu of annual retainer or per meeting attendance fees.

In March 2007, the Company and Mr. Sherwood entered into an agreement regarding his retirement from executive duties with OEH in December 2006, and his continuing thereafter as a non-executive director of the Company including Chairman of the Board until June 2007.  The agreement requires the Company to provide office accommodation and secretarial services to Mr. Sherwood, and private medical cover for him and his wife under OEH’s employee health insurance.  The agreement also requires the Company to reimburse Mr. Sherwood up to $92,500 per year for his personal business expenses while he remains a non-executive director during the three-year period ending June 2010.

In September 2007, the Company and Mr. Sherwood entered into another agreement under which he provided consultancy services to OEH for property acquisitions and guest relations under the supervision of the Company’s President and Chief Executive Officer, and was compensated for those services at $185,000 per year plus reimbursement of his reasonable business expenses incurred in providing the services.  This agreement was terminated in June 2008.

Aggregate retainer, attendance and other director fees to Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy, Rafael and Sherwood described above amounted to $1,129,000 in 2008.

See Item 13—Certain Relationships and Related Transactions, and Director Independence regarding other agreements between OEH and Mr. Sherwood.

Mr. Hurlock may stay at OEH’s properties without charge, except for third-party provided services used during his visits.  The other non-executive directors are entitled to 75% discounts off the usual room rates and food and beverage prices for their personal visits at OEH’s properties.

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

Orient-Express Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company, which owns only Class B shares.  Under Bermuda law, the shares owned by Holdings are outstanding and may be voted.  In a strategic transaction involving OEH such as a takeover of the Company, this structure may assist in maximizing the value that the Company and its shareholders receive in the transaction.  See Item 3—Legal Proceedings regarding a petition filed in the Bermuda Supreme Court in January 2009 by certain Class A shareholders of the Company challenging this structure.  Each Class B share is convertible at any time into one Class A share and, therefore, the shares listed as owned by Holdings represent Class B shares and the Class A shares into which those shares are convertible.

Voting and dispositive power with respect to the Class B shares owned by Holdings is exercised by its Board of Directors, who are Ms. Leith, Messrs. Campbell and Sherwood, and two other persons who are not directors or officers of the Company.  Each of these persons may be deemed to share beneficial ownership of the Class B shares owned by Holdings for which he or she serves as a director, as well as the Class A shares into which those Class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares (1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		26.1%	100.0%

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (2) Mandlik House, Mandlik Road Mumbai 400 001, India	4,880,764	(9)	9.6%	—

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares (1)	Percent of Class B Shares

T. Rowe Price Associates Inc. (3) 100 E. Pratt Street Baltimore, Maryland 21202	4,516,600	(9)	8.9%	—

REYL & Cie. SA and Carey Trustees Ltd., as Trustee (4) 62 Rue du Rhone CH-1204 Geneva, Switzerland	4,273,077	(9)	8.4%	—

Jumeirah Assets LLC et al. (5) c/o Dubai Holding Emirates Towers/Offices, Level 49 P.O. Box 73311 Dubai, United Arab Emirates	3,911,611	(9)	7.7%	—

D.E. Shaw & Co. LP et al. (6) 120 West 45th Street Tower 45, 39th Floor New York, New York 10036	3,218,678	(9)	6.3%	—

CR Intrinsic Investors LLC et al. (7) 72 Cummings Point Road Stamford, Connecticut 06902	2,835,000	(9)	5.6%	—

Federated Investors Inc. et al (8) Federated Investors Tower Pittsburgh, Pennsylvania 15222	2,643,431	(9)	5.2%	—

(1)           The percentage of Class A shares shown is based on 50,959,500 Class A shares outstanding on February 20, 2009, plus the Class A shares issuable upon conversion of the Class B shares beneficially owned by that person, if any.

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

(3)           The information with respect to T. Rowe Price Associates Inc. (“Price”) relates only to Class A shares and is derived from its Schedule 13G report as of February 13, 2009 and filed with the SEC on that date.  The report states that (a) Price is a registered investment adviser and (b) it has sole voting power with respect to 1,254,200 Class A shares and sole dispositive power with respect to 4,516,600 Class A shares.

(4)           The information with respect to REYL & Cie. SA (“REYL”) and Carey Trustees Ltd., as Trustee of the Wings Settlement (“Carey”), relates only to Class A shares and is derived from their joint Schedule 13D report as of November 24, 2008 and filed with the SEC on that date.  The report states that (a) REYL is an investment manager of the assets of a life insurance policy of which Carey is the subscriber and sole beneficiary, (b) Carey has the power to request the appointment of the investment manager of the policy’s assets and (c) REYL and Carey have shared voting and dispositive power with respect to 4,273,077 Class A shares.

(5)           The information with respect to Jumeirah Assets LLC (“Jumeirah”) relates only to Class A shares and is derived from the joint Schedule 13D report as of October 18, 2007 and filed with the SEC on that date by Jumeirah, Dubai Holding Commercial Operations Group LLC, Dubai Holding LLC, and Mohammad Abdulla Ali Al Gergawi.  The report states that these companies and Mr. Gergawi have shared voting and dispositive power with respect to 3,911,611 Class A shares.

(6)           The information with respect to D. E. Shaw & Co. LP (“D. E. Shaw”) relates only to Class A shares and is derived from the joint Schedule 13D report as amended as of January 14, 2009 and filed with the SEC on that date by D. E. Shaw, D. E. Shaw Valence Portfolios LLC (“Valence”), D. E. Shaw Oculus Portfolios LLC (“Oculus”), D. E. Shaw & Co. LLC (“Shaw LLC”) and David E. Shaw.  The report states that (a) Mr. Shaw is President and sole shareholder of D. E. Shaw & Co. Inc. which is the general partner of D. E. Shaw which in turn is the managing member and investment adviser of Valence and the investment adviser of Oculus and D. E. Shaw Synoptic Portfolios 2 LLC (“Synoptic”), (b) Mr. Shaw is President and sole shareholder of D. E. Shaw & Co. II Inc. which is the managing member of Shaw LLC which in turn is the managing member of Oculus and Synoptic, (c) D. E. Shaw and Mr. Shaw have shared voting and dispositive power with respect to 3,218,678 Class A shares, (d) Valence has shared voting and dispositive power with respect to 2,273,300 Class A shares, (e) Oculus has shared voting and dispositive power with respect to 945,344 Class A shares, and (f) Shaw LLC has shared voting and dispositive power with respect to 945,378 Class A shares which are comprised of the Oculus shares and 34 Class A shares beneficially owned by Synoptic.

(7)           The information with respect to CR Intrinsic Investors LLC (“CR Intrinsic Investors”) relates only to Class A common shares and is derived from the joint Schedule 13D report as amended as of January 14, 2009 and filed with the SEC on that date by CR Intrinsic Investors, CR Intrinsic Investments LLC (“CR Intrinsic Investments”) and Steven A. Cohen.  The report states that (a) Mr. Cohen controls CR Intrinsic Investments, (b) CR Intrinsic Investors has an investment management agreement with CR Intrinsic Investments and holds all investment and voting power with respect to securities held by CR Intrinsic Investments and (c) CR Intrinsic Investors, CR Intrinsic Investments and Mr. Cohen have shared voting and dispositive power with respect to 2,835,000 Class A shares.

(8)           The information with respect to Federated Investors Inc. (“Federated”) relates only to Class A shares and is derived from the joint Schedule 13G report dated February 10, 2009 and filed with the SEC on February 13, 2009 by Federated, Voting Shares Irrevocable Trust (the “Trust”) and John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue (collectively, the “Donahues”).  The report states that (a) Federated is a parent holding company of Federated Equity Management Co. of Pennsylvania and Federated Global Investment Management Corp. (together, the “Advisers”) which act as investment advisers to investment companies and separate accounts that own Class A shares, (b) the Advisers are wholly-owned subsidiaries of FII Holdings Inc. which is a wholly-owned subsidiary of Federated, (c) all of the voting shares of Federated are owned by the Trust for which the Donahues act as trustees, (d) Federated and the Trust have sole voting and dispositive power with respect to 2,643,431 Class A shares and (e) the Donahues individually have shared voting and dispositive power with respect to 2,643,431 Class A shares.

(9)           Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of Class A common shares of the Company by each current director and executive officer of the Company and by all directors and executive officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Campbell who shares voting and dispositive power with respect to his shares, Mr. Lovejoy who shares voting and dispositive power with respect to 1,200 shares, and Mr. Sherwood who shares voting and dispositive power with respect to 10,300 shares.  Each individual’s holding is less than 1% of the Class A shares outstanding, other than Mr. Sherwood with 1.1%.  The group total includes 157,650 Class A shares covered by exercisable stock options held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans which, together with the other shares beneficially owned by directors and executive officers, represents 1.5% of Class A shares outstanding.

As noted above, certain of the directors of the Company may be deemed to share beneficial ownership of the Class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Filip J.M. Boyen	23,700
John D. Campbell	11,000
Roger V. Collins	2,450
Edwin S. Hetherington	11,000
James B. Hurlock	1,000
Pippa Isbell	650
Prudence M. Leith	4,250
J. Robert Lovejoy	6,200
Martin O’Grady	—
Georg R. Rafael	2,500
Maurizio Saccani	—
James B. Sherwood	545,295
Nicholas R. Varian	600
Paul M. White	22,100
David C. Williams	12,000
All directors and executive officers as a group (15 persons) including 157,650 exercisable stock option shares	800,395

The foregoing table does not include currently unexercisable options to purchase an aggregate of 401,500 Class A shares held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans, and currently unvested awards covering an aggregate of 214,755 Class A shares held by directors and executive officers under the Company’s 2007 Performance Share Plan.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	78.0%
Indian Hotels et al.	4,880,764	—	2.1%
Price	4,516,600	—	2.0%
REYL and Carey	4,273,077	—	1.8%
Jumeirah et al.	3,911,611	—	1.7%
D.E. Shaw et al.	3,218,678	—	1.4%
CR Intrinsic Investors et al.	2,835,000	—	1.2%
Federated et al.	2,643,431	—	1.1%
All directors and executive officers as a group (15 persons) including 157,650 exercisable stock option shares	800,395	18,044,478	78.3%

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

Holdings and the Company’s directors and executive officers hold in total approximately 27% in number of the outstanding Class A and Class B shares having approximately 78% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company’s shareholders.  Other shareholders, accordingly, hold approximately 73% in number of the outstanding common shares having about 22% of combined voting power in the Company.

Under Bermuda law, the Class B shares owned by Holdings (representing approximately 78% of the combined voting power) are outstanding and may be voted by that subsidiary.  The investment by Holdings in Class B shares and the manner in which Holdings votes those shares are determined by the Board of Directors of Holdings (three of whom are also directors of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary.  Holdings, therefore, has the ability to elect at least a majority of the members of the Board of Directors of the Company and to control the outcome of most matters submitted to a vote of the Company’s shareholders.

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company’s Board of Directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company’s Board of Directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each Class A and Class B common share of the Company, may have anti-takeover effects.  See Note 14(c) to the Financial Statements.  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive apropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company’s Board of Directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

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

Mr. Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have entered into an agreement under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment.  In 2008, the hotel paid Mr. Sherwood $178,100 for the use of his apartment.  Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and beverages free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment.  To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

Mr. Sherwood owns Capannelle S.r.l., a wine estate in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale.  In 2008, the estate sold $59,700 of products to OEH hotels at prices the same as its public prices.

Capannelle and the Company’s subsidiary that owns the Villa San Michele near Florence, Italy have entered into an agreement under which Capannelle makes the main house and other parts of the wine estate available to short-stay guests provided by the hotel.  The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele.  In 2008, Capannelle earned $17,900 from this arrangement which continues on a year-to-year basis unless terminated by either party.

See also “Non-Executive Director Fees” in Item 11–Executive Compensation regarding other agreements between OEH and Mr. James Sherwood, and Note 20 to the Financial Statements (Item 8 above) regarding other related party transactions.

Director Independence

The seven members of the Board of Directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from OEH’s management, the Board has reviewed the materiality of any relationship that each of the seven directors of the Company has with OEH either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation.  The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company’s Audit Committee, the SEC’s independence rules.  Based on this review, the Board has determined that Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors.  The Company’s Corporate Governance Guidelines are filed as a exhibit to this report and are available at OEH’s website www.orient-express.com.

ITEM 14.               Principal Accountant Fees and Services

The following table presents the fees of Deloitte LLP, OEH’s independent auditor, for audit and permitted non-audit services in 2007 and 2008:

	2007	2008

Audit fees	$2,072,000	$2,551,000
Audit-related fees	244,000	374,000
Tax fees	487,000	495,000
All other fees	—	—
Total	$2,803,000	$3,420,000

Audit services consist of work performed in connection with the audits of financial statements and the effectiveness of internal control over financial reporting for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were none provided in 2007 and 2008.

The Audit Committee of the Board of Directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2007 and 2008, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules

Page Number
1. Financial Statements

Reports of independent registered public accounting firm	86
Consolidated financial statements - years ended December 31, 2008, 2007 and 2006:
Balance sheets (December 31, 2008 and 2007)	88
Statements of operations	89
Statements of cash flows	90
Statements of shareholders’ equity	92
Notes to financial statements	93

2. Financial Statement Schedule

Schedule II – Valuation and qualifying accounts (years ended December 31, 2008, 2007 and 2006)	164

3. Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2008:
Allowance for doubtful accounts	$1,292,000	$171,000	$(74,000	)(2)	$284,000	(1)	$1,105,000

Year ended December 31, 2007:
Allowance for doubtful accounts	$1,071,000	$291,000	$72,000	(2)	$142,000	(1)	$1,292,000

Year ended December 31, 2006:
Allowance for doubtful accounts	$921,000	$107,000	$87,000	(2)	$44,000	(1)	$1,071,000

(1)                                  Bad debts written off, net of recoveries.

(2)                                  Foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ Paul M. White
Paul M. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 27, 2009

Name	Title

/s/ John D. Campbell	Director
John D. Campbell

/s/ James B. Hurlock	Chairman and Director
James B. Hurlock

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Director
J. Robert Lovejoy

/s/ Georg R. Rafael	Director
Georg R. Rafael

/s/ James B. Sherwood	Director
James B. Sherwood

/s/ Paul M. White	President, Chief Executive
Paul M. White	Officer and Director

/s/ Martin O’Grady	Vice President–Finance and
Martin O’Grady	Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1- 16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1- 16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee
4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

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

Exhibit No.	Incorporated by Reference to	Description

10.1		Orient-Express Hotels Ltd. 2000 Stock Option Plan
10.2		Orient-Express Hotels Ltd. 2004 Stock Option Plan
10.3		Orient-Express Hotels Ltd. 2007 Performance Share Plan
10.4		Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan
10.5	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment
10.8	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
10.9	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File 1-16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White
10.10	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Filip Boyen, Roger Collins, Pippa Isbell, Nicholas Varian and Martin O’Grady (dated November 15, 2007 for Mr. O’Grady)

Exhibit No.	Incorporated by Reference to	Description

10.11	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Edwin Hetherington and David Williams
11		Statement of computation of per share earnings
12		Statement of computation of ratios
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient-Express Hotels Ltd.
23		Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-155364 and Form S-8 Registration Statements No. 333-58298, No. 333-129152 and 333-147448
31		Rule 13a-14(a)/15d-14(a) Certification
32		Section 1350 Certification
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.