Form 10-K/A
period 2008-12-31
ORIENT EXPRESS HOTELS LTD
filed 2009-04-27
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business on page 4 of Form 10-K)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

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

As of April 24, 2009, 50,959,500 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 14(d) to the Financial Statements (Item 8) in Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”), which was filed with the U.S. Securities and Exchange Commission on March 2, 2009.

 This Amendment is being filed solely to amend and restate Exhibit 12 by filing a corrected Computation of Ratios of Earnings to Fixed Charges.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not does not reflect events occurring after the Original Filing and, other than correcting the information in Exhibit 12, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules

(1) and (2): No financial statements or schedules are filed with this report on Form 10-K/A.

(3) Exhibits

The index to exhibits appears below, on the pages immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2009

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ Edwin S. Hetherington
Edwin S. Hetherington
Vice President, General Counsel and Secretary

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1- 16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1- 16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee
4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by BarclaysCapital with Banca Nazionale del Lavoro S.p.A. acting as Lender and Barclays Bank PLC acting as Security Trustee

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis.  The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

Exhibit No.	Incorporated by Reference to	Description

10.1		Orient-Express Hotels Ltd. 2000 Stock Option Plan*
10.2		Orient-Express Hotels Ltd. 2004 Stock Option Plan*
10.3		Orient-Express Hotels Ltd. 2007 Performance Share Plan*
10.4		Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan*
10.5	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment
10.8	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
10.9	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File 1-16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White
10.10	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Filip Boyen, Roger Collins, Pippa Isbell, Nicholas Varian and Martin O’Grady (dated November 15, 2007 for Mr. O’Grady)

10.11	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Edwin Hetherington and David Williams
11		Statement of computation of per share earnings*
12		Statement of computation of ratios
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient-Express Hotels Ltd.*
23		Consent of Deloitte LLP relating to Form S-3 Registration Statements No. 333-155364 and 333-158308 and Form S-8 Registration Statements No. 333-58298, No. 333-129152 and 333-147448
31		Rule 13a-14(a)/15d-14(a) Certification

Exhibit No.	Incorporated by Reference to	Description

32		Section 1350 Certification
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.

 * Previously Filed