Form 10-Q
period 2009-03-31
ORIENT EXPRESS HOTELS LTD
filed 2009-05-08
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 4, 2009, 76,834,500 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and cash equivalents	$41,565	$65,764
Restricted cash	13,263	13,224
Accounts receivable, net of allowances of $933 and $1,105	46,454	48,568
Due from related parties	12,208	10,013
Prepaid expenses and other	24,269	19,916
Inventories	43,397	45,841
Assets of discontinued operations held for sale	32,483	35,978
Real estate assets	91,646	83,983
Total current assets	305,285	323,287

Property, plant and equipment, net of accumulated depreciation of $259,980 and $257,346	1,435,521	1,464,095
Investments	65,828	67,464
Goodwill	141,909	154,054
Other intangible assets	19,455	20,255
Other assets	41,319	39,978
	$2,009,317	$2,069,133

Liabilities and Equity
Working capital facilities	$59,469	$54,179
Accounts payable	20,399	24,563
Accrued liabilities	74,553	74,522
Deferred revenue	67,802	56,731
Liabilities of discontinued operations held for sale	3,336	4,781
Current portion of long-term debt and capital leases	237,390	139,968
Total current liabilities	462,949	354,744

Long-term debt and obligations under capital leases	606,384	720,155
Liability for pension benefit	7,356	7,421
Other liabilities	20,206	22,562
Deferred income taxes	154,050	168,589
Liability for uncertain tax positions	11,290	11,493
	1,262,235	1,284,964

Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued – 50,959,500	510	510
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued – 18,044,478	181	181
Additional paid-in capital	571,526	570,727
Retained earnings	256,932	271,571
Accumulated other comprehensive income	(83,610)	(60,210)
Less: reduction due to class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	745,358	782,598
Non-controlling interests	1,724	1,571
Total equity	747,082	784,169
	$2,009,317	$2,069,133

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2009	2008
	(Dollars in thousands, except per share amounts)

Revenue	$89,412	$114,680

Expenses:
Depreciation and amortization	10,114	10,284
Operating	45,197	59,693
Selling, general and administrative	37,413	43,818
Impairment of goodwill	7,048	—
Total expenses	99,772	113,795

(Losses)/earnings from operations	(10,360)	885

Interest expense, net	(9,863)	(12,929)
Foreign currency, net	(3,838)	2,045
Net finance costs	(13,701)	(10,884)

Losses before income taxes and earnings from unconsolidated companies	(24,061)	(9,999)

Benefit from income taxes	9,377	3,557

Losses before earnings from unconsolidated companies	(14,684)	(6,442)

Earnings from unconsolidated companies, net of tax of $432 and $1,181	1,119	4,067

Net losses from continuing operations	(13,565)	(2,375)

Losses from discontinued operations, net of tax	(1,074)	(1,963)

Net losses	$(14,639)	$(4,338)

Basic net losses per share:
Net losses from continuing operations	$(0.27)	$(0.06)
Net losses from discontinued operations	(0.02)	(0.04)
Net losses	$(0.29)	$(0.10)

Diluted net losses per share:
Net losses from continuing operations	$(0.27)	$(0.06)
Net losses from discontinued operations	(0.02)	(0.04)
Net losses	$(0.29)	$(0.10)

Dividends per share	$—	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net losses from continuing operations	$(13,565)	$(2,375)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	10,114	10,284
Amortization and write-off of finance costs	822	871
Impairment losses	7,048	—
Undistributed earnings of affiliates	(1,551)	(2,244)
Stock-based compensation	799	838
Change in deferred tax	(12,311)	(5,859)
Losses from disposals of fixed assets	161	54
Unrealized foreign exchange loss/(gain)	4,169	(1,134)
Other non-cash items	970	1,047
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(5,021)	(16,002)
Decrease/(increase) in inventories	1,099	(1,728)
Increase in real estate assets held for sale	(7,663)	(8,358)
Increase in payables, accrued liabilities and deferred revenue	4,894	21,582
Dividends received from unconsolidated companies	1,064	3,780

Total adjustments	4,594	3,131

Net cash (used in)/provided by operating activities from continuing operations	(8,971)	756
Net cash used in operating activities from discontinued operations	(1,722)	(1,702)

Net cash used in operating activities	(10,693)	(946)

Cash flows from investing activities:
Capital expenditures	(21,973)	(20,790)
Acquisitions and investments, net of cash acquired	(28)	(2,099)
Increase in restricted cash	(39)	(2,619)

Net cash used in investing activities from continuing operations	(22,040)	(25,508)
Net cash used in investing activities from discontinued operations	(76)	(364)

Net cash used in investing activities	(22,116)	(25,872)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	16,550	42,455
Stock options exercised	—	88
Issuance of long-term debt	35	117
Principal payments under long-term debt	(7,360)	(9,229)
Payment of common share dividends	—	(1,061)

Net cash provided by financing activities	9,225	32,370

Effect of exchange rate changes on cash and cash equivalents	(673)	(295)

Net (decrease)/increase in cash and cash equivalents	(24,257)	5,257

Cash and cash equivalents at beginning of period (includes $120 (2009), $360 (2008) of discontinued operations cash)	65,884	90,925

Cash and cash equivalents at end of period (includes $62 (2009), $286 (2008) of discontinued operations cash)	$41,627	$96,182

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)	Non- controlling Interests

Balance, January 1, 2008	$—	$424	$181	$515,307	$302,369	$30,431	$(181)		$1,780
Stock-based compensation	—	—	—	838	—	—	—		—
Stock options exercised	—	—	—	88	—	—	—		—
Dividends on common shares	—	—	—	—	(1,061)	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(4,338)	—	—	$(4,338)	196
Other comprehensive income	—	—	—	—	—	2,362	—	2,362	1
								$(1,976)
Balance, March 31, 2008	$—	$424	$181	$516,233	$296,970	$32,793	$(181)		$1,977

Balance, January 1, 2009	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)		$1,571
Stock-based compensation	—	—	—	799	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(14,639)	—	—	$(14,639)	151
Other comprehensive income	—	—	—	—	—	(23,400)	—	(23,400)	2
								$(38,039)
Balance, March 31, 2009	$—	$510	$181	$571,526	$256,932	$(83,610)	$(181)		$1,724

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.             Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor. “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN,” “EITF” or “FSP” means an accounting interpretation of the FASB.

(a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements.  Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  See Note 1 to the consolidated financial statements in the 2008 Form 10-K for additional information regarding significant accounting policies.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except for the implementation of SFAS No. 161, SFAS No. 160, SFAS No. 141(R), FSP 142-3, and SFAS No. 157 for nonfinancial assets and liabilities as deferred by FSP 157-2, effective January 1, 2009.

SFAS No. 161

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, OEH records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether OEH has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged forecast transactions in a cash flow hedge. OEH may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or OEH elects not to apply hedge accounting under SFAS No. 133.

SFAS No. 160

Effective January 1, 2009, OEH has implemented SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. Non-controlling interests have been classified as a component of equity for all periods presented and the statements of consolidated equity have been amended accordingly. No further disclosures have been made as the impact on the statements of consolidated operations from the non-controlling interests is not deemed material.

SFAS No. 141(R), FSP 142-3 and SFAS No. 157 for nonfinancial assets and liabilities

The implementation of SFAS No. 141(R), “Business Combinations,” FSP 142-3, “Determination of the Useful Life of Intangible Assets,” and SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, has not resulted in any material impact to the financial statements as of March 31, 2009 and for the three months then ended.

(b) Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

Three months ended March 31,	2009	2008

Basic	50,960	42,466
Effect of dilution	—	—
Diluted	50,960	42,466

For the three months ended March 31, 2009 and 2008, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH made a net loss in both periods and the effect of their inclusion would be anti-dilative.

The number of share options and share-based awards excluded was as follows:

Three months ended March 31,	2009	2008

Share options	995,950	585,750
Share-based awards	500,000	59,965
	1,495,950	645,715

(c)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. This interest income amounted to $nil and $3,004,000 for the three months ended March 31, 2009 and 2008, respectively. See Note 3 regarding consolidation of Charleston Center LLC effective December 31, 2008.

2.             Discontinued operations

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  Accordingly, the results of the hotel have been presented as a discontinued operation for all the interim periods presented.

Summarized operating results of the hotel are as follows (dollars in thousands):

Three months ended March 31,	2009	2008

Revenue	$701	$1,611
Net (loss) from discontinued operations	$(1,074)	$(1,963)

Assets and liabilities of the hotel have been classified as held for sale and consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008

Current assets	$1,457	$2,202
Other assets	92	97
Property, plant and equipment, net of depreciation	29,037	31,510
Goodwill	1,897	2,169
Total assets held for sale	$32,483	$35,978
Liabilities held for sale	$(3,336)	$(4,781)

3.                                      Consolidation of variable interest entity – Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  It has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel at December 31, 2008, OEH concluded that the hotel no longer qualified for certain scope exemptions under FIN 46(R), “Consolidation of Variable Interest Entities”, because OEH’s share of loans provided to the hotel had increased and OEH provided a majority of subordinated financial support.  OEH further concluded that OEH is the primary beneficiary of the variable interest entity as defined in FIN 46(R) because it is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the entity effective December 31, 2008. Previously the entity had been accounted for under the equity method of accounting.

The results of operations of Charleston Place Hotel have been included in the consolidated financial statements of OEH from January 1, 2009 and, accordingly, any intercompany transactions have been eliminated from that date forward.

The assets and liabilities of Charleston Center LLC that were consolidated into the financial statements at their fair value as at December 31, 2008 were as follows (dollars in thousands):

December 31, 2008

Current assets	$4,937
Property, plant and equipment	196,650
Other assets	1,824
Goodwill	40,395
Total assets	$243,806

Current liabilities	$5,373
Third party debt	79,626
Deferred income taxes	64,100
Other liabilities	12,306
Total liabilities before amounts payable to OEH of $97,000	$161,405

The third-party debt of Charleston Center LLC is non-recourse to its members, including OEH, and the hotel’s separate assets and liabilities are not available to pay the debts of OEH and do not constitute obligations of OEH.

4.             Investments

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Current assets	$57,756	$55,877
Property, plant and equipment, net	265,188	266,461
Other assets	44,053	47,084
Total assets	$366,997	$369,422

Current liabilities	$36,660	$30,293
Long-term debt	161,165	165,202
Other liabilities	7,307	4,744
Total shareholders’ equity	161,865	169,183
Total liabilities and shareholders’ equity	$366,997	$369,422

Three months ended March 31	2009	2008

Revenue	$28,450	$50,080
Earnings from operations before net finance costs	$6,004	$10,386
Net earnings/(losses)	$2,811	$2,369

Charleston Center LLC has been consolidated into the financial statements of OEH with effect from December 31, 2008. The summarized profit and loss account information presented above includes the earnings of this hotel for the three months ended March 31, 2008 but not the three months ended March 31, 2009.

5.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Land and buildings	$1,273,008	$1,290,322
Machinery and equipment	180,300	200,252
Fixtures, fittings and office equipment	229,080	217,644
River cruiseship and canalboats	13,113	13,223
	1,695,501	1,721,441
Less: accumulated depreciation	(259,980)	(257,346)
	$1,435,521	$1,464,095

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Freehold and leased land and buildings	$14,436	$15,535
Machinery and equipment	2,612	2,630
Fixtures, fittings and office equipment	3,321	3,538
	20,369	21,703
Less: accumulated depreciation	(4,680)	(4,784)
	$15,689	$16,919

6.             Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total

Balance as of January 1, 2009	$146,381	$7,673	$154,054
Goodwill impairment (from continuing operations)	(6,835)	—	(6,835)
Foreign currency translation adjustment	(5,294)	(16)	(5,310)
Balance as at March 31, 2009	$134,252	$7,657	$141,909

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

During the three months ended March 31, 2009, OEH completed its 2008 impairment analysis and identified a non-cash goodwill impairment charge of $6,835,000 in addition to the estimated impairment loss included in its annual December 31, 2008 results, as follows (dollars in thousands):

Miraflores Park	$3,208
Casa de Sierra Nevada	2,805
Observatory Hotel	274
Lilianfels Blue Mountain	548

$6,835

In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $7,048,000 in the three months ended March 31, 2009.

7.	Other intangible assets
(Dollars in thousands)

	March 31, 2009
Amortized intangible assets	Carrying amount	Accumulated amortization	Net book value

Favorable lease	$11,515	$837	$10,678
Internet sites	1,858	182	1,676
Total	$13,373	$1,019	$12,354

Unamortized intangible assets
Tradename			$7,101

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended March 31, 2009 was $75,000 (2008 – $137,000).  Estimated amortization expense for each of the years ended December 31, 2009 to December 31, 2013 is $340,000.

8.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	March 31, 2009	December 31, 2008

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 4.16% and 5.05%, respectively, primarily based on LIBOR	$830,958	$846,534
Obligations under capital lease	12,816	13,589
	843,774	860,123
Less: current portion	237,390	139,968
	$606,384	$720,155

Long-term debt at March 31, 2009 includes $79,600,000 of debt at Charleston Center LLC. This debt is non-recourse to OEH, and the separate assets and liabilities of Charleston Place Hotel are not available to pay the debts of OEH and do not constitute obligations of OEH.

Of the current portion of long-term debt $107,660,000 (December 31, 2008 - $105,373,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Certain credit agreements of OEH have restrictive covenants.  At March 31, 2009, OEH was in compliance with all major covenants that applied to OEH (except as noted in the following paragraph), including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under a bank-syndicated €190,000,000 loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

As disclosed in the Company’s 2008 Form 10-K annual report, OEH was concerned that it could violate a minimum $600,000,000 tangible net worth covenant in two long-term debt facilities at March 31, 2009. Approximately $102,300,000 had been borrowed under these facilities at March 31, 2009 when the tangible net worth calculated under the covenants was approximately $586,000,000. OEH has been negotiating with the bank lenders and has obtained agreement in principle to a waiver of these net worth covenants. OEH expects that it will be required to repay $9,700,000 in June 2009 in connection with this waiver. No assurance can be given that OEH will be successful in completing these negotiations and, therefore, the $102,300,000 borrowings have been shown in the current portion of long-term debt.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at March 31, 2009 (dollars in thousands):

Year ending December 31,

2010	$37,526
2011	402,400
2012	91,970
2013	15,686
2014 and thereafter	58,802
$606,384

9.             Other liabilities

Other liabilities are $1,462,000 of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,914,000 of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint nature operation (see Note 17), $4,340,000 in respect of interest rate swaps (see Note 16) and $12,490,000 of long-term accrued interest at Charleston Place Hotel.

10.          Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax benefit for the three months ended March 31, 2009 of $9,377,000, compared to a benefit of $3,557,000 for the corresponding period in 2008. OEH’s current tax cost for the three months ended March 31, 2009 was $2,828,000 compared to a cost of $2,261,000 in 2008.

OEH’s tax benefit for the three months ended March 31, 2009 included a tax charge of $131,000 in respect of the provision under FIN 48, “Accounting for Uncertainty of Income Taxes”, of which $59,000 relates to interest and penalty costs associated with the uncertain tax positions.  OEH’s tax benefit of $3,557,000 for the three months ended March 31, 2008 included a tax charge of $286,000 in respect of the FIN 48 provision, including a charge of $253,000 that related to the potential interest and penalty costs.

At March 31, 2009, OEH had recognized a $11,290,000 (December 31, 2008 - $11,493,000) provision in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by about $3,000,000 to $4,500,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated companies are reported net of tax in the statements of consolidated operations.  The tax provision applicable to these unconsolidated companies in the three months ended March 31, 2009 is $432,000, compared to a provision of $1,181,000 in the corresponding period in 2008.

11.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended March 31,	2009	2008

Service cost	$—	$—
Interest cost	228	310
Expected return on plan assets	(148)	(295)
Amortization of net loss	142	120
Net periodic benefit cost	$222	$135

As reported in Note 11 to the financial statements in the Company’s 2008 Form 10-K annual report, OEH expected to contribute $1,097,000 to its defined benefit pension plan in 2009.  As of March 31, 2009, $268,000 of contributions had been made.  OEH anticipates contributing an additional $829,000 to fund its defined benefit pension plan in 2009 for a total of $1,097,000.

12.          Supplemental cash flow information

                (Dollars in thousands)

Three months ended March 31,	2009	2008

Cash paid for:
Interest	$8,422	$12,626
Income taxes	$2,742	$5,070

In conjunction with acquisitions in the three months ended March 31, 2008, liabilities were assumed as follows (dollars in thousands):

Three months ended March 31,	2009	2008

Fair value of assets acquired	—	$650
Cash paid	—	(650)
Liabilities assumed	—	$—

Restricted cash

Restricted cash of $13,263,000 at March 31, 2009 and $13,224,000 at December 31, 2008 consisted mainly of the Porto Cupecoy escrow account. Cash received for residential condominium purchases at Porto Cupecoy is held in escrow and released to OEH when the next phase of construction is completed. At March 31, 2009, the Porto Cupecoy escrow account balance amounted to $9,259,000 (December 2008 — $8,168,000).

13.          Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Foreign currency translation adjustments	$(63,594)	$(40,851)
Derivative financial instruments	(9,290)	(8,633)
Pension liability, net of tax of $3,106 and $3,106	(10,726)	(10,726)
	$(83,610)	$(60,210)

The components of comprehensive loss are as follows (dollars in thousands):

Three months ended March 31,	2009	2008

Net losses on common shares	$(14,639)	$(4,338)
Foreign currency translation adjustments	(22,743)	5,105
Change in fair value of derivatives	(657)	(2,743)
Comprehensive loss	$(38,039)	$(1,976)

14.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $70,153,000 at March 31, 2009 (December 31, 2008 - $76,606,000), including $52,000,000 (December 31, 2008 - $53,000,000) in respect of the New York Public Library contracts referred to in the next paragraph. Additionally, outstanding contracts for project related costs on the Porto Cupecoy development were approximately $25,052,000 at March 31, 2009 (December 31, 2008 - $31,960,000).

As reported in the Company’s 2008 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell Library branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. OEH has been in active settlement discussions with the Library since February with respect to an agreement to secure future payments and spread them over the next 24 to 30 months. No assurance can be given that OEH will reach an acceptable settlement with the Library.

15.          Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2008 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development.  Segment performance is evaluated based upon segment net earnings before interest, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended March 31,	2009	2008
	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	$14,533	$27,139
	- North America	35,822	26,670
	- Rest of world	29,889	40,767
	Hotel management/part ownership interests	1,019	2,501
	Restaurants	3,672	4,866
		84,935	101,943
	Tourist trains and cruises	4,477	8,654
	Real estate	—	4,083
		$89,412	$114,680

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	$4,127	$4,686
	- North America	3,043	1,894
	- Rest of world	2,080	2,350
	Restaurants	210	279
		9,460	9,209
	Tourist trains and cruises	654	1,075
		$10,114	$10,284
	Segment EBITDA:
Owned hotels	- Europe	$(6,213)	$(3,744)
	- North America	8,935	7,300
	- Rest of world	8,857	12,747
	Hotel management/part ownership interests	692	5,218
	Restaurants	63	649
	Tourist trains and cruises	1,443	1,543
	Real estate	(319)	(497)
	Impairment of goodwill	(7,048)	—
	Central overheads	(5,105)	(6,799)
		$1,305	$16,417

	Three months ended March 31,	2009	2008

	Segment EBITDA/net losses reconciliation:
	Segment EBITDA	$1,305	$16,417
	Less:
	Depreciation and amortization	10,114	10,284
	Interest expense, net	9,863	12,929
	Foreign currency, net	3,838	(2,045)
	Benefit from income taxes	(9,377)	(3,557)
	Share of provision for income taxes of unconsolidated companies	432	1,181
	Losses from continuing operations	$(13,565)	$(2,375)

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$(235)	$2,734
	Tourist trains and cruises	1,354	1,333
		$1,119	$4,067

	Capital expenditure:
Owned hotels	- Europe	$5,972	$9,867
	- North America	4,771	5,106
	- Rest of world	7,236	2,295
	Hotel management/part ownership interests	1,234	—
	Restaurants	92	55
	Tourist trains and cruises	1,242	2,093
	Real estate	1,426	1,374
		$21,973	$20,790

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2009	2008

Revenue:
Europe	$18,470	$33,234
North America	39,113	36,691
Rest of world	31,829	44,755
	$89,412	$114,680

16. Derivatives and hedging activities

Risk management objective of using derivatives

OEH enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates. OEH’s derivative financial instruments are used to manage differences in the amount, timing and duration of OEH’s known or expected cash receipts and payments principally related to its investments and borrowings.

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for OEH making fixed-rate payments over the life of the agreements without the exchange of the underlying notional loan amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $5,708,000 will be reclassified as an increase to interest expense. During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2009, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional Amount

Interest Rate Swap	€75,000,000
Interest Rate Swaps	$181,283,000

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of SFAS No. 133. As of March 31, 2009, OEH had one interest rate swap with a €24,700,000 notional amount that was a non-designated hedge of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of March 31, 2009 (dollars in thousands).

	Liability Derivatives
	Balance Sheet Location	Fair Value as of March 31,2009	Fair Value as of December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swaps	Accrued liabilities	$6,169	$5,540
Interest Rate Swaps	Other liabilities	3,556	6,248
Total		$9,725	$11,788

Derivatives not designated as hedging instruments under SFAS No.133
Interest Rate Swap	Accrued liabilities	$826	$336
Interest Rate Swap	Other liabilities	784	557
Total		$1,610	$893

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the income statement for the three months ended March 31, 2009 and 2008 (dollars in thousands):

Three months ended March 31,	2009	2008

Derivatives in SFAS No. 133 cash flow hedging relationship	Interest rate swaps	Interest rate swaps
Amount of (loss) recognized in OCI (effective portion), net of tax	$(1,172)	$(2,743)
Location of (loss) reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of (loss) reclassified from accumulated OCI into income (effective portion)	$(859)	$(313)
Location of gain recognized in income on derivatives (ineffective portion)	Interest expense	Interest expense
Amount of gain/(loss) recognized in income on derivatives (ineffective portion)	$368	$(125)

Derivatives not designated as hedging instruments under SFAS No. 133	Interest rate swap	Interest rate swap
Location of (loss) recognized in income	Interest expense	Interest expense
Amount of (loss) recognized in income	$(599)	$(410)

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain a provision under which if OEH defaults on any of its indebtedness, then OEH could also be declared in default in respect of its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $15,425,000. As of March 31, 2009, OEH has posted cash collateral of $2,900,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $15,425,000.

SFAS No. 157 disclosures

The following table summarizes the valuation of OEH’s assets and liabilities by the SFAS No. 157 fair value hierarchy at March 31, 2009 (dollars in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities at fair value:
Derivative financial instruments	$—	$3,724	$7,611	$11,335
Total liabilities	$—	$3,724	$7,611	$11,335

The table below presents a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) (dollars in thousands):

	Beginning balance at January 1, 2009	Transfers into Level 3	Realized losses included in earnings	Unrealized gains included in other comprehensive income	Ending balance at March 31, 2009
Liabilities at fair value:
Derivative financial instruments	$5,858	$2,926	$348	$(1,521)	$7,611
Total liabilities	$5,858	$2,926	$348	$(1,521)	$7,611

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.  During the three months ended March 31, 2009, OEH transferred certain derivative instruments due to increased significance of unobservable inputs used to estimate the fair value of these securities.

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

Non-derivative financial instruments – net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates.  These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $79,660,000 at March 31, 2009 and $83,403,000 at December 31, 2008, both liabilities. Amounts recorded in other comprehensive income were $3,743,000 gain for the three months ended March 31, 2009 and $4,322,000 loss for the three months ended March 31, 2008.

17.          Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due to OEH by Eastern and Oriental Express Ltd. at March 31, 2009 was $645,000 (December 31, 2008 $1,290,000).

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended March 31, 2009, OEH earned management and guarantee fees of $1,470,000 (2008 - $1,712,000) and loan interest of $nil (2008 - $16,000) which is recorded in revenue. The amount due to OEH from its joint venture Peruvian operations at March 31, 2009 was $7,157,000 (December 31, 2008 - $6,502,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended March 31, 2009, OEH earned $224,000 (2008 - $346,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz, Madrid, at March 31, 2009 was $4,405,000 (December 31, 2008 - $1,883,000).

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

18.          Subsequent events

Porto Cupecoy financing

In April 2009, OEH closed a $30,000,000 secured construction loan for its Porto Cupecoy residential mixed-use development project on the Dutch side of St Martin, French West Indies.  OEH has drawn $5,200,000 of this loan and has access to a further $12,700,000 to fund future expenditure on the project, and may borrow additional amounts as new unit sales at Porto Cupecoy are closed.  The Porto Cupecoy project is expected to be completed later this year, and as of March 31, 2009, 84 of the 181 condominium units had been sold.

OEH share offering

On May 4, 2009, the Company completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares including 3,375,000 shares covered by the underwriters’ over-allotment option in the offering which was exercised in full. OEH intends to use the net proceeds, approximately $141,300,000, primarily for debt reduction and general corporate purposes.

ITEM 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

OEH has three business segments, namely (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development. Hotels currently consist of 41 deluxe hotels. Thirty-seven of these hotels are wholly or majority owned (except Charleston Place Hotel), and are referred to in this discussion as “owned hotels.” As explained in Note 3 to the financial statements, OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel, which OEH manages and has consolidated into its financial statements effective December 31, 2008. The other four hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests.” Of the owned hotels, 12 are located in Europe, eight in North America and 17 in the rest of the world.

In December 2007, Bora Bora Lagoon Resort was designated as held for sale, and, accordingly, the results of the hotel have been reflected as discontinued operations.

Also, OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabana in Buenos Aires.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

For a discussion of OEH’s liquidity, see under the heading “Liquidity and Capital Resources” below.

For a discussion of the impact of foreign exchange rate movements on OEH’s results of operations and financial condition and the change of application of accounting policy for Porto Cupecoy, see Item 7 — Management’s Discussion and Analysis in the Company’s 2008 Form 10-K annual report

Results of Operations

Three months Ended March 31, 2009 compared to

Three months Ended March 31, 2008

OEH’s operating results for the three months ended March 31, 2009 and 2008, expressed as a percentage of revenue, were as follows:

Three months ended March 31,	2009	2008
	%	%
Revenue
Hotels and restaurants	95	89
Tourist trains and cruises	5	7
Real estate	—	4
	100	100
Expenses
Depreciation and amortization	11	9
Operating	51	52
Selling, general and administrative	42	38
Impairment of goodwill	8	—
Net finance costs	15	9
Losses before income taxes	(27)	(8)
Benefit from income taxes	11	3
Earnings from unconsolidated companies	1	3
Net losses from continuing operations	(15)	(2)
Net losses from discontinued operations, net of tax	(1)	(2)
Net losses as a percentage of revenue	(16)	(4)

Segment net earnings before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended March 31, 2009 and 2008 are analyzed as follows (dollars in millions):

Three months ended March 31,	2009	2008

Segment EBITDA:
Owned hotels:
Europe	$(6.2)	$(3.7)
North America	8.9	7.3
Rest of the World	8.8	12.7
Hotel management interests	0.7	5.2
Restaurants	0.1	0.6
Tourist trains and cruises	1.4	1.5
Real estate	(0.3)	(0.4)
Impairment of goodwill	(7.0)	—
Central overheads	(5.1)	(6.8)
Total segment EBITDA	$1.3	$16.4

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended March 31,	2009	2008

Net losses	$(14.6)	$(4.3)
Add:
Depreciation and amortization	10.1	10.3
Net finance costs	13.7	10.9
Benefit from income taxes	(9.4)	(3.6)
Loss from discontinued operations, net of tax	1.1	1.9
Share of provision for income taxes of unconsolidated companies	0.4	1.2
Segment EBITDA	$1.3	$16.4

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

Operating information for OEH’s owned hotels for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008

Average Daily Rate (in dollars)
Europe	360	464
North America	432	470
Rest of the world	280	296
Worldwide	337	372

Rooms Available (in thousands)
Europe	61	64
North America	57	57
Rest of the world	115	123
Worldwide	234	244

Rooms Sold (in thousands)
Europe	17	27
North America	35	38
Rest of the world	66	82
Worldwide	118	147

Occupancy (percentage)
Europe	28	43
North America	61	67
Rest of the world	57	67
Worldwide	50	61

RevPAR (in dollars)
Europe	100	201
North America	266	314
Rest of the world	160	198
Worldwide	170	226

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	100	192	-48%	-35%
North America	266	314	-15%	-15%
Rest of the world	164	212	-23%	-12%
Worldwide	173	232	-26%	-18%

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

Hotel Cipriani	Hotel Splendido
Villa San Michele	Hotel Caruso Belvedere
Hotel das Cataratas	Charleston Place Hotel

Overview

The net loss for the three months ended March 31, 2009 was $14.6 million ($0.29 per common share) on revenue of $89.4 million, compared with a net loss of $4.3 million ($0.10 per common share) on revenue of $114.7 million in the prior year first quarter.

The first quarter is a traditional loss-making period because a number of OEH’s properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate for most of the quarter and tourist arrivals are low in locations with poor winter weather.

OEH’s revenue in the three months ended March 31, 2009 was affected by the global economic downturn. Management’s focus during the period has been to control expenditures. Excluding impairment of goodwill in 2009 and discontinued operations, OEH’s net earnings in the current quarter were $4.1 million lower than in the prior year – a $6.5 million loss in 2009 compared with a loss of $2.4 million in 2008 – whereas revenue fell by $25.3 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Revenue

Three months ended March 31,	2009	2008
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$14,533	$27,139
North America	35,822	26,670
Rest of the world	29,889	40,767
Hotel management/part ownership interests	1,019	2,501
Restaurants	3,672	4,866
	84,935	101,943
Tourist trains and cruises	4,477	8,654
Real estate	—	4,083
	$89,412	$114,680

Total revenue decreased by $25.3 million, or 22%, from $114.7 million in the three months ended March 31, 2008 to $89.4 million in the three months ended March 31, 2009.  Revenue in the three months ended March 31, 2009 included $11.5 million at Charleston Place Hotel, which is consolidated for the first time in the current year. Excluding the Charleston Place revenue, hotels and restaurants revenue decreased by $28.4 million, or 28%, from $101.9 million in the three months ended March 31, 2008 to $73.5 million in the three months ended March 31, 2009.  Tourist trains and cruises revenue decreased by $4.2 million, or 48%, from $8.7 million for the three months ended March 31, 2008 to $4.5 million for the three months ended March 31, 2009.

The decrease in hotel revenue was due primarily to the combination of lower occupancy, particularly in Europe, and lower average rates across the group. The decrease in hotel revenue was exacerbated by the impact of foreign currency exchange rate movements against the U.S. dollar in Europe and the Rest of the World regions.

The revenue from restaurants decreased by $1.2 million, or 25%, from $4.9 million in the three months ended March 31, 2008 to $3.7 million for the three months ended March 31, 2009.

For owned hotels overall, same store RevPAR in U.S. dollars decreased by 26% in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Measured in local currencies this decrease was 18%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $12.6 million, or 46%, from $27.1 million for the three months ended March 31, 2008 to $14.5 million for the three months ended March 31, 2009. Difficult trading conditions across Europe caused average daily rates to fall by 22% from $464 in the three months ended March 31, 2008 to $360 in the three months ended March 31, 2009, and occupancy to fall from 43% in the three months ended March 31, 2008 to 28% in the three months ended March 31, 2009. On a same store basis, RevPAR in local currency decreased by 35%, and in U.S. dollars this translated into a decrease of 48%.

Exchange rate movements caused revenue to fall by $4.2 million in the three months ended March 31, 2009 compared with the same period in 2008. OEH’s four Italian hotels remained closed through the three months ended March 31, 2009. These four hotels had generated revenue of $1.7 million in the three months ended March 31, 2008. Excluding the effect of exchange rate movements, the revenue at the Grand Hotel Europe fell by $2.8 million in the three months ended March 31, 2009.

North America

Revenue increased by $9.1 million, or 34%, from $26.7 million in the three months ended March 31, 2008 to $35.8 million in the three months ended March 31, 2009.  The 2009 revenue included $11.5 million at Charleston Place Hotel, which OEH consolidated from January 1, 2009 for the first time. Excluding Charleston Place, revenue in the North America region fell by $2.3 million, or 9%, in the three months ended March 31, 2009 to $24.4 million.

On a same store basis, excluding Charleston Place Hotel, RevPAR decreased by 15%.  Average occupancy across the North American properties was 61% compared to 67% in the same period in 2008. Average daily rates fell by 8% from $470 in the three months ended March 31, 2008 to $432 in the three months ended March 31, 2009

Rest of the World

Revenue decreased by $10.9 million, or 27%, from $40.8 million in the three months ended March 31, 2008 to $29.9 million in the three months ended March 31, 2009.  Exchange rate movements across the region were responsible for $8.3 million of the revenue fall and a decline in average room rates and occupancy caused overall revenue to drop by an additional $2.6 million.

Revenue at OEH’s hotels in South America collectively decreased by $3.7 million, or 21%, from $17.6 million in the three months ended March 31, 2008 to $13.9 million in the three months ended March 31, 2009. Had exchange rates in the first three months of 2009 been the same as in the first three months of 2008, South American revenue would have been $0.5 million higher than in the three months ended March 31, 2008.

Revenue at OEH’s six Asian hotels collectively decreased by $1.0 million, or 20%, to $4.3 million in the three months ended March 31, 2009. The political unrest in Thailand was a major factor in revenue at the Napasai falling by $0.7 million, or 43%. Occupancy at this hotel declined from 71% in the three months ended March 31, 2008 to 42% in the same period in 2009.

Southern Africa revenue decreased by $4.2 million, or 36%, of which $2.3 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to U.S. dollar. Revenue at OEH’s two Australian properties decreased by $2.0 million, or 32%, to $4.2 million in the three months ended March 31, 2009; 75% of the change in revenue, or $1.5 million, was due to the devaluation of the Australian dollar against the U.S. dollar in the second half of 2008 and the beginning of 2009.

The RevPAR on a same store basis for the Rest of the World region decreased by 12% in local currencies in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This translates to a 23% decrease when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $1.5 million from $2.5 million in the three months ended March 31, 2008 to $1.0 million in the three months ended March 31, 2009. The 2008 revenue included $1.2 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, revenue from hotel management and part ownership interests decreased by $0.3 million from $1.3 million in the three months ended March 31, 2008 to $1.0 million in the three months ended March 31, 2009.

Restaurants:  Revenue decreased by $1.2 million, or 25%, from $4.9 million in the three months ended March 31, 2008 to $3.7 million in the three months ended March 31, 2009.

Trains and Cruises:  Revenue decreased by $4.2 million, or 48%, from $8.7 million in the three months ended March 31, 2008 to $4.5 million in the three months ended March 31, 2009.  Venice Simplon-Orient-Express revenue decreased by $1.1 million from $1.9 million in the three months ended March 31, 2008 to $0.8 million in the three months ended March 31, 2009, as a result of running two fewer services in the current year.  Fewer day train services were operated in the United Kingdom in the three months ended March 31, 2009 than in the prior year, resulting in a revenue decrease of $0.4 million compared with the same period in the prior year.

Real Estate:  Although 11 condominiums at Porto Cupecoy were sold during the three months ended March 31, 2009, no revenue was recognized following OEH’s decision to change the application of its accounting policy in respect of the Porto Cupecoy development in the fourth quarter of 2008. Revenue of $3.7 million was recognized in the three months ended March 31, 2008 at Porto Cupecoy under the percentage completion method of accounting. There was no revenue at Keswick Hall in the three months ended March 31, 2009 compared to revenue of $0.3 million in respect of the one lot sold in the three months ended March 31, 2008.

Depreciation and amortization

Depreciation and amortization decreased by $0.2 million from $10.3 million in the three months ended March 31, 2008 to $10.1 million in the three months ended March 31, 2009. The 2009 depreciation charge includes an expense of $1.0 million in respect of Charleston Place. Excluding this charge, depreciation was $1.2 million lower in 2009 than in the prior period, $0.6 million of which was due to the change in exchange rates for the three months ended March 31, 2009 compared with exchange rates in the same period in 2008.

Operating expenses

Operating expenses decreased by $14.5 million from $59.7 million in the three months ended March 31, 2008 to $45.2 million in the three months ended March 31, 2009. Operating expenses in 2009 include a charge of $5.0 million in respect of Charleston Place. Excluding this expenditure, operating expenses were $19.5 million lower in 2009 than in the prior period, $2.6 million of which was due to the change in exchange rates for the three months ended March 31, 2009 compared with exchange rates in the same period in 2008. Operating expenses were 52% of revenue in the three months ended March 31, 2008 and 51% of revenue in the three months ended March 31, 2009. Excluding Charleston Place Hotel’s revenue and expenses, operating expenses in 2009 were unchanged at 52% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $6.4 million from $43.8 million in the three months ended March 31, 2008 to $37.4 million in the three months ended March 31, 2009. The 2009 costs include a charge of $3.4 million in respect of Charleston Place Hotel. Excluding these costs, selling, general and administrative expenses were $9.8 million lower in 2009 than in the prior period, $2.8 million of which was due to the change in exchange rates for the three months ended March 31, 2009 compared with exchange rates in the same period in 2008. Selling, general and administrative expenses were 38% of revenue in the three months ended March 31, 2008 and 42% of revenue in the three months ended March 31, 2009. Excluding Charleston Place Hotel’s revenue and expenses, selling, general and administrative expenses in 2009 were 44% of revenue in 2009.

Impairment of goodwill

During the three months ended March 31, 2009, OEH completed its 2008 impairment analysis and identified the following non-cash goodwill and tradename impairments within its continuing operations, considering discounted future cash flows prepared as of the December 31, 2008 balance sheet date (dollars in millions):

Miraflores Park	$3.2
Casa de Sierra Nevada	3.0
Lilianfels Blue Mountain	0.5
Observatory Hotel	0.3
$7.0

These impairments have no cash effect on OEH and arose primarily because of expected reductions in future cash flows.

Segment EBITDA

Three months ended March 31	2009	2008
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$(6,213)	$(3,744)
North America	8,935	7,300
Rest of the world	8,857	12,747
Hotel management/part ownership interests	692	5,218
Restaurants	63	649
	12,334	22,170
Tourist trains and cruises	1,443	1,543
Real estate	(319)	(497)
Impairment of goodwill	(7,048)	—
Central overheads	(5,105)	(6,799)

	$1,305	$16,417

Segment EBITDA for the three months ended March 31, 2009 decreased by 92% from $16.4 million in 2008 to $1.3 million in 2009. Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 13% from 14% for the three months ended March 31, 2008, to 1% for the three months ended March 31, 2009. Excluding impairment of goodwill in the three months ended March 31, 2009, segment EBITDA decreased by 49%, or $8.1 million, to $8.4 million. The segment EBITDA margin in the three months ended March 31, 2009, excluding the impact of the impairment of goodwill, was 9%.

The European hotels collectively reported a segment EBITDA loss of $6.2 million in 2009 compared to a loss of $3.7 million in the same period in 2008.  As a percentage of European hotels revenue, the European segment EBITDA margin fell from negative 14% in 2008 to negative 43% in 2009.

With the inclusion of Charleston Place Hotel from January 1, 2009, segment EBITDA in the North American hotel region increased by 22% from $7.3 million in the three months ended March 31, 2008, to $8.9 million in the three months ended March 31, 2009. Excluding Charleston Place Hotel, segment EBITDA in the North American region decreased by $1.2 million, or 16%.

Segment EBITDA in the Rest of the World hotel region decreased by 30% from $12.7 million in the three months ended March 31, 2008 to $8.9 million in the three months ended March 31, 2009.  The segment EBITDA margin for the three months ended March 31, 2009 was 30%, compared to a margin of 31% for the same period in 2008.

Earnings from operations before net finance costs

Earnings from operations decreased by $11.3 million from a profit of $0.9 million in the three months ended March 31, 2008 to a loss of $10.4 million in the three months ended March 31, 2009, due to the factors described above.

Net finance costs

Net finance costs increased by $2.8 million, or 26%, from $10.9 million for the three months ended March 31, 2008 to $13.7 million for the three months ended March 31, 2009.  The three months ended March 31, 2008 included a foreign exchange gain of $2.0 million compared to a foreign exchange loss of $3.8 million in the three months ended March 31, 2009. Excluding these foreign exchange items, net interest expense decreased by $3.0 million, or 24%, from $12.9 million in the three months ended March 31, 2008 to $9.9 million in the three months ended March 31, 2009. The benefit derived from the lower interest rates in the three months ended March 31, 2009 compared to the same period in the prior year was partially offset by the additional interest expense arising on OEH’s additional bank liabilities in the current year.

Benefit from income taxes

The benefit from income taxes increased by $5.8 million, from a benefit of $3.6 million in the three months ended March 31, 2008 to a benefit of $9.4 million in the three months ended March 31, 2009.

The benefit from income taxes for the three months ended March 31, 2009 included a tax provision of $0.1 million in respect of the FIN 48 liability, compared to a provision of $0.3 million in respect of the FIN 48 liability in the three months ended March 31, 2008.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $3.0 million, from $4.1 million in the three months ended March 31, 2008 to $1.1 million in the three months ended March 31, 2009.  The 2008 earnings included $1.9 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, earnings from unconsolidated companies net of tax decreased by $1.1 million from $2.2 million in the three months ended March 31, 2008 to $1.1 million in the three months ended March 31, 2009. The tax cost associated with earnings from unconsolidated companies, excluding Charleston Place Hotel, was $0.5 million in 2008 and $0.4 million in 2009.

Loss from discontinued operations

The loss from discontinued operations consisted of the loss from Bora Bora Lagoon Resort which is being held for sale.  The hotel’s net loss decreased from $2.0 million for the three months ended March 31, 2008 to $1.1 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $41.6 million at March 31, 2009, $24.2 million less than the $65.8 million at December 31, 2008. In addition, OEH had restricted cash of $13.3 million (December 31, 2008 - $13.2 million) mainly related to the Porto Cupecoy project in St Martin, which will be released when the next 12.5% phase of construction is completed.  At March 31, 2009, there were undrawn amounts available to OEH under committed short-term lines of credit of $8.0 million and undrawn amounts available to OEH under secured revolving credit facilities of $32.0 million, bringing total cash availability at March 31, 2009 to $94.9 million, including the restricted cash of $13.3 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $157.7 million at March 31, 2009, an increase of $126.2 million from a deficit of $31.5 million working capital deficit at December 31, 2008.  The main factors that contributed to the decrease in working capital were the classification of $102.3 million of bank loans as current liabilities as described in Note 8 to the financial statements and the decrease in cash and cash equivalents during the quarter. OEH’s working capital position was subsequently improved by $141.3 million from the Company’s share offering which was completed on May 4, 2009.

Cash Flow

Operating Activities.  Net cash used in operating activities increased by $9.7 million from $1.0 million for the three months ended March 31, 2008 to $10.7 million for the three months ended March 31, 2009. The decrease was due to worse performance of the continuing hotels in the first quarter of 2009.

Investing Activities.  Cash used in investing activities decreased by $3.8 million to $22.1 million for the three months ended March 31, 2009, compared to $25.9 million for the three months ended March 31, 2008.

The 2008 first quarter included acquisitions of $2.1 million in respect of the 20% minority interest in Casa de Sierra Nevada, and the La Samanna spa acquisition.  There were no acquisitions in the first quarter of 2009.

The increase in restricted cash in the first quarter of 2009 was lower than the increase in the same quarter last year by $2.6 million. This mainly represented movements in Porto Cupecoy escrow account.

Capital expenditure of $22.0 million included $3.1 million of Hotel Cipriani refurbishment, $2.9 million of Hotel das Cataratas capital costs, $2.5 million of Copacabana Palace Hotel refurbishment, $1.6 million of El Encanto construction costs, $1.5 million of Grand Hotel Europe refurbishment and $1.4 million on construction of assets at Porto Cupecoy in St. Martin.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2009 was $9.2 million compared to $32.4 million for the three months ended March 31, 2008, a decrease of $23.2 million.  The main factors that contributed to this decrease were lower revolving credit facility drawdowns in the first quarter of 2009.

Capital Commitments.  There were $70.2 million of capital commitments outstanding as of March 31, 2009 of which $18.2 million relates to investments in owned hotels and $52.0 million to the purchase of land and a building adjoining ‘21’ Club, New York. OEH is negotiating a deferral or restructuring of this purchase.

Indebtedness

At March 31, 2009, OEH had $843.8 million of long-term debt secured by assets, including the current portion, which is repayable over periods of 1 to 11 years with a weighted average maturity of 3.1 years and a weighted average interest rate of 4.19%.  See Note 8 to the financial statements regarding the maturity of long-term debt.

Approximately 47% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At March 31, 2009, 60% of borrowings of OEH were in floating interest rates.

Liquidity

During the nine months ending December 31, 2009, OEH has approximately $38.6 million of scheduled debt repayments, excluding amounts relating to revolving working capital facilities, which it expects to meet through operating cash flow, other available committed facilities and the May 2009 share sale proceeds, and excluding $3.0 million of debt at Keswick Hall which comes due when the relevant building lots are sold.  Additionally, OEH’s capital commitments amount to $70.2 million of which $52.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  OEH is discussing with the Library to secure and spread future payments on this purchase over the next 24 to 30 months, although OEH can give no assurance an acceptable final settlement will be reached with the Library. The balance of $18.2 million of capital commitments is currently covered by committed funding and projected operating cash flows.  OEH expects to incur costs of a further $25.1 million to complete construction of its Porto Cupecoy development, funded by a short-term loan agreed with a bank lender in April 2009.

On May 4, 2009, OEH completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares including 3,375,000 shares covered by the underwriters’ over-allotment option in the offering which was exercised in full. OEH intends to use the net proceeds from the offering, approximately $141.3 million, primarily for debt reduction and general corporate purposes. Accordingly, OEH expects to have available cash to fund its working capital requirements, capital expenditure and debt service for the foreseeable future.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a financial covenant breach in its existing loan facilities if weak trading conditions lead to a deterioration of OEH’s results and the costs of implementing remedial steps reduce OEH’s earnings in any given period.  If current economic conditions, including the volatility recently experienced in foreign exchange and global debt markets, continue or worsen, OEH believes there is heightened risk that it could breach certain financial covenants applicable to OEH during 2009.

OEH’s liquidity would be adversely affected if a covenant breach occurred in a material loan facility and OEH were unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured.  OEH expects to take pro-active steps to meet with its bankers to seek an amendment to any specific financial covenant if OEH believed that it was likely that the covenant would be breached because of adverse trading conditions or incurrence of additional costs.  OEH can give no assurance that OEH’s loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

At March 31, 2009, OEH was in compliance with all major covenants except as noted below.

As disclosed in the Company’s Form 10-K annual report, OEH was concerned that it could violate a minimum $600 million tangible net worth covenant in two long-term debt facilities at the end of its first quarter of 2009. Approximately $102.3 million had been borrowed under these facilities at March 31, 2009 when tangible net worth calculated under the covenants was approximately $586 million. The Company has been negotiating with the bank lenders and has obtained agreement in principle to a waiver of these net worth covenants. OEH expects that it will be required to repay $9.7 million in June 2009 in connection with the waiver. No assurance can be given that the Company will be successful in completing these negotiations.

Also as disclosed in the Company’s Form 10-K annual report, Hotel Ritz, Madrid, in which OEH has a 50% interest, was out of compliance with a debt service coverage ratio in its first mortgage loan facility which is non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel.  OEH and its partner continue to service the debt and to negotiate with the lender to determine how to bring the hotel back into compliance. No assurance can be given that these negotiations will be successful.

Recent Accounting Pronouncements

As of March 31, 2009, OEH had adopted SFAS No. 160, SFAS No. 161, SFAS No. 141(R), FSP 142-3, and SFAS No. 157 for nonfinancial assets and liabilities, as reported in Note 1(a) to the financial statements.

In addition, OEH is considering FSP 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was issued in April 2009. FSP 157-4 provides additional guidance for estimating fair value in the circumstances indicated and is effective for interim and annual reporting periods ending after June 15, 2009. OEH does not expect a significant impact from implementation of this FSP.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require certain disclosures in summarized financial information at interim reporting periods. This standard will be effective for OEH’s fiscal quarter ended June 30, 2009. OEH is in the process of determining the effects of the adoption of this standard on its consolidated financial statement disclosures.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2008 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1,900,000 on an annual basis based on borrowings at March 31, 2009. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2009 from those described in the Company’s 2008 Form 10-K annual report.

ITEM 4.                                  Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2009 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Martin O’Grady
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: May 8, 2009

EXHIBIT INDEX

3.1     –     Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2     –     Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K Current Report on June 15, 2007 and incorporated herein by reference.

3.3     –     Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4     –     Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference

31      –     Rule 13a-14(a)/15d-14(a) Certifications.

32      –     Section 1350 Certification.