Form 10-K/A
period 2008-12-31
ORIENT EXPRESS HOTELS LTD
filed 2009-06-29
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of June 22, 2009, 76,834,500 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 14(d) to the Financial Statements (Item 8) in Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “registrant”) is filing this Amendment No. 2 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2009 and amended by Amendment No. 1 to Form 10-K, filed with the SEC on April 24, 2009 (collectively, the “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited financial statements of Hotel Ritz Madrid S.A., the 50% owned unconsolidated company that owns and operates the Hotel Ritz in Madrid, Spain.  The audited financial statements of Hotel Ritz Madrid S.A. are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules. As previously reported in the Original Filing, the long-term debt of Hotel Ritz Madrid S.A. is non-recourse to and not credit-supported by the registrant or its consolidated subsidiaries.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the audited financial statements of Hotel Ritz Madrid S.A. under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

1.  Financial Statements of Hotel Ritz Madrid S.A.

Also presented are the unaudited balance sheet of Hotel Ritz Madrid S.A. as at December 31, 2007 and its unaudited statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2007 and 2006.

2.  Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing.  No additional financial statement schedule is filed with this report on Form 10-K/A.

3.  Exhibits

The index to exhibits appears below, on the pages immediately following the signature page to this report.

Report of Independent Registered Public Accounting Firm

To the board of directors and shareholders of Hotel Ritz Madrid S.A.:

We have audited the accompanying balance sheet of Hotel Ritz Madrid S.A. as of December 31, 2008, and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Ritz Madrid S.A. at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and is out of compliance with its mortgage loan facility covenants that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers

Madrid, Spain

June 25, 2009

Hotel Ritz Madrid S.A.

Balance Sheets

	December 31,
	(Euros in thousands)
	2008	2007
		(unaudited)
Assets
Cash and cash equivalents	€1,147	€754
Accounts receivable, net of allowances of €56 and €42	1,930	2,781
Prepaid expenses	51	77
Inventories	2,014	1,891
Total current assets	5,142	5,503

Property, plant and equipment, net of accumulated depreciation of €13,080 and €10,670	124,930	125,893
Goodwill	4,200	11,305
Trademark	22,000	24,000
Deferred financing costs	1,215	1,297
	€157,487	€167,998
Liabilities and Shareholders’ Equity
Working capital facilities	€11,210	€8,532
Accounts payable	1,772	1,490
Due to related parties	2,422	2,793
Accrued liabilities	2,502	2,650
Deferred revenue	555	509
Current portion of long-term debt	78,700	2,800
Total current liabilities	97,161	18,774

Long-term debt	—	78,700
Other liabilities	1,470	1,079
Deferred income taxes	29,700	31,193
	128,331	129,746
Commitments and contingencies

Shareholders’ equity:
Common shares €3.00 par value (20,000 shares authorized):
Issued – 20,000 (2007 – 20,000)	60	60
Additional paid-in capital	37,235	37,235
Retained earnings	(8,139)	957
Total shareholders’ equity	29,156	38,252

	€157,487	€167,998

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Operations

	Year ended December 31,
	2008	2007	2006
		(unaudited)	(unaudited)
	(Euros in thousands)

Revenue	€29,966	€30,979	€27,481

Expenses:
Depreciation	2,410	2,415	2,423
Operating	17,374	16,709	15,923
Goodwill impairment loss	7,105	—	—
Trademark impairment loss	2,000	—	—
Selling, general and administrative	6,693	6,966	6,039
Total expenses	35,582	26,090	24,385

(Loss)/earnings from operations	(5,616)	4,889	3,096

Interest expense, net	(4,974)	(4,940)	(4,781)
Net finance costs	(4,974)	(4,940)	(4,781)

(Loss)/earnings before income taxes	(10,590)	(51)	(1,685)

Provision for income taxes	1,494	19	469

Net (loss)/earnings	€(9,096)	€(32)	€(1,216)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
		(unaudited)	(unaudited)
	(Euros in thousands)
Cash flows from operating activities:
Net (loss)/earnings	€(9,096)	€(32)	€(1,216)

Adjustment to reconcile net (loss)/earnings from continuing operations to net cash provided by operating activities:
Depreciation	2,410	2,415	2,423
Amortization of deferred finance costs	114	84	84
Impairment loss	9,105	—	—
Loss from disposal of fixed assets	24	21	15
Other non-cash items	14	(3)	16
Change in deferred tax	(1,493)	(20)	(469)
Change in assets and liabilities:
Decrease/(increase) in accounts receivable, prepaid expenses and other	863	(587)	(353)
Increase in inventories	(123)	(120)	(308)
Increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	200	386	1,387
Total adjustments	11,114	2,176	2,795
Net cash provided by operating activities	2,018	2,144	1,579

Cash flows from investing activities:
Capital expenditures	(1,471)	(1,400)	(2,076)
Net cash used in investing activities	(1,471)	(1,400)	(2,076)

Cash flows from financing activities:
Net proceeds from working capital facilities	2,646	2,031	2,744
Principal payments under long-term debt	(2,800)	(2,500)	(2,000)
Net cash (used in)/provided by financing activities	(154)	(469)	744

Net increase in cash and cash equivalents	393	275	247
Cash and cash equivalents at beginning of year	754	479	232
Cash and cash equivalents at end of year	€1,147	€754	€479

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Shareholders’ Equity

(Euros in thousands)	Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Total Comprehensive Income/(Loss)
Balance, January 1, 2006 (unaudited)	€60	€37,235	€2,205

Comprehensive income:
Net loss for the year	—	—	(1,216)	€(1,216)
				€(1,216)
Balance, December 31, 2006 (unaudited)	60	37,235	989

Comprehensive income:
Net loss for the year	—	—	(32)	€(32)
				€(32)
Balance, December 31, 2007 (unaudited)	60	37,235	957

Comprehensive income:
Net loss for the year	—	—	(9,096)	€(9,096)
				€(9,096)
Balance, December 31, 2008	€60	€37,235	€(8,139)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Notes to Financial Statements

1.                                      Summary of significant accounting policies and basis of presentation

(a)          Business

In this report Hotel Ritz Madrid SA is referred to as the “Company”. The Company owns and operates The Hotel Ritz in Madrid, Spain.

The Company is 50% owned indirectly by Orient-Express Hotels Ltd. (“OEH”) and 50% owned indirectly by Omega Capital S.L. (“Omega”).

(b)          Basis of presentation and liquidity

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the results of operations, financial position and cash flows of the Company.  The financial statements have been prepared using the historical cost basis in the assets and liabilities and the historical results of operations directly attributable to the Company in the normal course of business.

As noted in Note 6 below, at December 31, 2008, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility, which is non-recourse to and not credit-supported by the shareholders. A total of €78,700,000 had been borrowed under this loan facility at December 31, 2008. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €3,100,000 in March 2009, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.

The risk that the Company may not successfully complete this renegotiation with the lender and obtain the related amendment of certain financial covenants included in the loan facility, and/or the risk that the Company may not have adequate liquidity to fund its operations as a result of not meeting its projected financial results, even if the renegotiation is completed, raise substantial doubt about the Company’s ability to continue as a going concern.

During the first six months of 2009, the Company has taken steps to reduce its operating and selling, general and administrative expenses. Management believes these actions will enable the Company to improve its future profitability. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN”, “EITF” or “FSP” means an accounting interpretation of the FASB.

(c)          Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

(d)          Foreign currency

The functional currency of the Company is Euros which is also the local currency and reporting currency of the Company. Foreign currency transaction gains and losses are recognized in earnings as they occur.

(e)          Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, the allowance for doubtful accounts, valuation of intangible assets and goodwill, depreciation and amortization, taxes and contingencies.  Actual results could differ materially from management’s estimates.

(f)           Accounts receivable

The Company states its accounts receivable at their estimated net realizable value. The Company maintains allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(g)          Deferred financing costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the lives of the related debt.

(h)          Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed.  Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and restaurants.

(i)           Marketing costs

Marketing costs are expensed as incurred and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were €1,164,000 in 2008 (2007-€1,158,000 (unaudited); 2006-€1,367,000 (unaudited)).

(j)           Interest expense, net

The Company capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of €119,000 in 2008 (2007-€86,000 (unaudited); 2006-€57,000 (unaudited)).

(k)          Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Current and deferred tax assets and liabilities are recognized for estimated taxes payable or refundable due to temporary differences and carryforwards. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Judgment is used in considering the relative impact of negative and positive evidence.

(l)           Inventories

Inventories include food, beverages, certain operating stocks and retail goods.  Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(m)         Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Building	Up to 40 years
Machinery and equipment	5 to 25 years
Furniture, fixtures and equipment	5 to 15 years

Art and certain antiques are not depreciated.

(n)          Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

(o)          Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under SFAS No. 142 is performed in two steps: first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  During 2008, an impairment loss of €7,105,000 has been identified and recorded (see Note 3).

(p)          Trademark

Trademark has indefinite useful life and is reviewed annually for impairment in accordance with SFAS No. 142.  During 2008, an impairment loss of €2,000,000 has been identified and recorded (see Note 4).

(q)          Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  The Company’s customer base is comprised of numerous customers across different geographic areas.

(r)          Other liabilities

Other liabilities consist of provision for severance payments that are due to be paid to certain employees on their retirement according to local legislation. Employees who are at least 50 years old and worked for the Company for at least 10 years are entitled to receive a lump-sum payment when they leave the Company. The provision is recorded based on the information about staff ages, years of service and history of staff turnover in the Company.

(s)          Risks and uncertainties

The Company’s future operating results are subject to a number of risks, including, but not limited to, competition, competitive pricing pressures, economic slowdowns, the Company’s ability to sustain and manage growth and the Company’s ability to attract and retain key personnel.

The Company’s primary financial market exposure related to changes in interest rates.

(t)           Recent accounting pronouncements

FIN 48

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2008 for non-public companies. The Company does not expect the adoption of FIN 48 to have a material effect on its financial position or results of operations.  The Company accounts for uncertainty in income taxes in accordance with SFAS No. 5, “Accounting for Contingencies”.

SFAS No. 157

The Company adopted SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-2 described below.  There was no material impact on the Company’s financial statements from the adoption of the standard.

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

FSP 142-3

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The statement is not expected to have a material impact on the Company’s financial statements.

2.             Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (Euros in thousands):

	December 31,
	2008	2007
		(unaudited)
Building	€29,654	€128,561
Machinery and equipment	3,875	3,717
Fixtures, fittings and office equipment	4,481	4,285
	138,010	136,563
Less: accumulated depreciation	(13,080)	(10,670)
	€124,930	€125,893

3.             Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (Euros in thousands):

Year ended
December 31, 2008
Balance as of January 1, 2008	€11,305
Goodwill impairment	(7,105)
Balance as at December 31, 2008	€4,200

The Company’s goodwill impairment testing is performed in two steps: first, the determination of impairment based upon the fair value of the reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference.

The determination of the impairment incorporates various assumptions and uncertainties that the Company believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. However, these assumptions and uncertainties are, by their very nature, highly judgmental.

During 2008, due to the downturn in the economy the Company identified and recorded goodwill impairment loss in the amount of €7,105,000.

4.             Trademark

Unamortized intangible assets

Trademark
(Euros in thousands)
Balance as of January 1, 2008	€24,000
Impairment	(2,000)
Balance as of December 31, 2008	€22,000

The Company’s trademark asset was reviewed for impairment by comparing its carrying value with the fair value. An impairment loss has been identified and recorded as at December 31, 2008. The fair value was estimated based on expected future cash flows, growth rates and discount rates which were lower than in previous years due to the downturn in the market that occurred over the last few months of 2008.

5.             Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (Euros in thousands):

	December 31,
	2008	2007
		(unaudited)
Unsecured working capital facilities, with a weighted average annual interest rate of 5.53% and 4.80%, respectively	€11,210	€8,532

The Company had a €13,000,000 working capital line of credit at December 31, 2008 (2007-€10,500,000 (unaudited)) issued by one financial institution and having an expiration date of April 9, 2009, of which €1,790,000 was undrawn (2007-€1,968,000 (unaudited)).  OEH and Omega each guaranteed, through 2009, €6,500,000 of this working capital facility of the Company in which they each have an indirect 50% equity investment.

6.             Long-term debt

Long-term debt consists of the following (Euros in thousands):

	December 31,
	2008	2007
		(unaudited)
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average annual interest rate of 5.5% and 5.5%, respectively	€78,700	€81,500
Less: current portion	(78,700)	(2,800)
	€—	€78,700

The fair value of the debt approximates its book value.

At December 31, 2008, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility, which is non-recourse to and not credit-supported by the shareholders. A total of €78,700,000 had been borrowed under this loan facility at December 31, 2008. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €3,100,000 in March 2009, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.  No assurances can be given that the Company will be successful in completing these negotiations and therefore the €78,700,000 borrowings have been shown in the current portion of long-term debt.

The following is a summary of the aggregate maturities of consolidated long-term debt at December 31, 2008 (Euros in thousands):

Year ending December 31,

2009	€78,700
2010	—
2011	—
2012	—
2013	—
2014 and thereafter	—
€78,700

7.             Other liabilities

Other liabilities at December 31, 2008 amount to €1,470,000 (2007-€1,079,000 (unaudited)) relating to deferred retirement benefit obligations of the Company. There are no assets to be disclosed.

8.             Income taxes

The provision for income taxes consists of the following (Euros in thousands):

	Year ended December 31
	2008	2007	2006
		(unaudited)	(unaudited)
Pre-tax (loss)/income
Spain	€(10,590)	€(51)	€(1,685)

Current tax
Spain	€—	€—	€—

Deferred tax credit/(charge)
Spain	€1,494	€19	€469

No income taxes were paid during 2008, 2007 and 2006.

The reconciliations of the Spanish income tax rate to the Company’s effective tax rate for the three years ended December 31, 2008 are as follows:

	Year ended December 31
	2008	2007	2006
		(unaudited)	(unaudited)

Spanish income tax rate	30%	32.5%	35%
Reduction in taxes - goodwill impairment	(16)%	—	—
Other permanent differences	—	4.5%	(7)%
Effective tax rate	14%	37%	28%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities (Euros in thousands):

	December 31,
	2008	2007
		(unaudited)
Gross deferred tax assets
Operating loss carryforwards	€3,475	€2,944
Employee retirement provision	441	324
Less: valuation allowance	—	—
Net deferred tax assets	3,916	3,268
Deferred tax liabilities (depreciation and amortization)	(33,616)	(34,461)
Net deferred tax liabilities	€(29,700)	€(31,193)

The deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is €11,583,000. Of this amount, €nil will expire in the five years ending December 31, 2013 and a further €201,000 will expire in the five years ending December 31, 2018. The remaining losses of €11,382,000 will expire after December 31, 2018. No valuation allowance has been provided against gross deferred tax assets as it is not thought more likely than not that the benefits associated with these assets will be realized.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

9.             Supplemental cash flow information

	Year ended December 31,
	2008	2007	2006
		(unaudited)	(unaudited)
	(Euros in thousands)
Cash paid for:
Interest	€4,913	€4,989	€3,621

10.          Shareholders’ equity

(a)          Share capital and additional-paid in capital

At December 31, 2008, the Company’s share capital consisted of 20,000 fully-subscribed and paid shares with a par value of three euro each, all carrying the same rights. The additional paid-in capital amounts to €37,235,000 and is a distributable reserve.

The shareholders of the Company are as follows:

	Number of shares	% of ownership

Orient-Express Spanish Holding, S.L.	9,995	49.98
Landis Inversiones S.L.	9,995	49.98
Other	10	0.04
	20,000	100.00

Landis Inversiones S.L. is a wholly-owned subsidiary of Omega Capital S.L.

(b)          Retained earnings

Within retained earnings there is an amount of €3,202,000 at December 31, 2008 (2007 - €3,202,000 (unaudited)) which is non-distributable under Spanish Law.

11.           Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately €nil at December 31, 2008 (2007-€nil (unaudited)). There are no operating leases.

12.           Other comprehensive (loss)/income

The components of comprehensive (loss)/income are as follows (Euros in thousands):

	Year ended December 31,
	2008	2007	2006
		(unaudited)	(unaudited)
Net (loss)/earnings	€(9,096)	€(32)	€(1,216)
Comprehensive income	€(9,096)	€(32)	€(1,216)

13.           Related party transactions

OEH holds an indirect 50% interest in the Company accounted for under the equity method.  For the year ended December 31, 2008, OEH earned €883,000 (2007-€1,218,000 (unaudited); 2006-€825,000 (unaudited)) in management fees, which are included in the Company’s selling, general and administrative expenses.  The amount due to OEH from the Company at December 31, 2008 was €1,219,000 (2007-€1,590,000 (unaudited)).

There were no transactions with Omega in the years ended December 31, 2008, 2007 or 2006 (2007 and 2006 unaudited). The amount due to Omega from the Company at December 31, 2008 was €1,203,000 (2007-€1,203,000 (unaudited)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 29, 2009

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1- 16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1- 16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee
4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by BarclaysCapital with Banca Nazionale del Lavoro S.p.A. acting as Lender and Barclays Bank PLC acting as Security Trustee

The registrant has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of the registrant on a consolidated basis.  The registrant agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

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

10.11	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Edwin Hetherington and David Williams
11		Statement of computation of per share earnings*
12		Statement of computation of ratios*
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient-Express Hotels Ltd.*
23.1		Consent of Deloitte LLP relating to Form S-3 Registration Statements No. 333-155364 and 333-158308 and Form S-8 Registration Statements No. 333-58298, No. 333-129152 and 333-147448.*

23.2		Consent of PricewaterhouseCoopers relating to Form S-3 Registration Statements No. 333-155364 and 333-158308 and Form S-8 Registration Statements No. 333-58298, No. 333-129152 and 333-147448.
31		Rule 13a-14(a)/15d-14(a) Certification
32		Section 1350 Certification
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.

* Previously Filed