Form 10-Q
period 2009-06-30
ORIENT EXPRESS HOTELS LTD
filed 2009-08-07
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of August 3, 2009, 76,835,202 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and cash equivalents	$143,553	$64,768
Restricted cash	13,097	13,224
Accounts receivable, net of allowances of $599 and $681	64,522	45,582
Due from related parties	13,060	9,985
Prepaid expenses and other	23,176	19,404
Inventories	44,328	43,512
Assets of discontinued operations held for sale	76,882	152,241
Real estate assets	102,094	83,983
Total current assets	480,712	432,699

Property, plant and equipment, net of accumulated depreciation of $237,994 and $213,282	1,400,977	1,356,089
Investments	68,787	67,464
Goodwill	146,923	154,054
Other intangible assets	20,504	20,255
Other assets	40,066	38,572
	$2,157,969	$2,069,133

Liabilities and Equity
Working capital facilities	$31,851	$54,179
Accounts payable	28,846	23,547
Accrued liabilities	86,755	72,404
Deferred revenue	66,269	55,988
Liabilities of discontinued operations held for sale	42,767	78,406
Current portion of long-term debt and capital leases	172,822	138,813
Total current liabilities	429,310	423,337

Long-term debt and obligations under capital leases	635,921	657,952
Liability for pension benefit	8,274	7,421
Other liabilities	19,402	22,562
Deferred income taxes	161,454	162,199
Liability for uncertain tax positions	7,034	11,493
	1,261,395	1,284,964
Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued – 76,835,202	769	510
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued – 18,044,478	181	181
Additional paid-in capital	713,517	570,727
Retained earnings	232,619	271,571
Accumulated other comprehensive income	(51,958)	(60,210)
Less: reduction due to class B common shares owned by a subsidiary – 18,044,478	(181)	(181)
Total shareholders’ equity	894,947	782,598
Non-controlling interests	1,627	1,571
Total equity	896,574	784,169
	$2,157,969	$2,069,133

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2009	2008
	(Dollars in thousands, except per share amounts)

Revenue	$129,218	$170,190

Expenses:
Depreciation and amortization	9,717	9,351
Operating	63,797	80,398
Selling, general and administrative	42,129	47,217
Total expenses	115,643	136,966

Earnings from operations	13,575	33,224

Interest expense, net	(7,574)	(10,645)
Foreign currency, net	(400)	2,617
Net finance costs	(7,974)	(8,028)

Earnings before income taxes and earnings from unconsolidated companies	5,601	25,196

Provision for income taxes	(10,296)	(9,722)

(Losses)/earnings before earnings from unconsolidated companies	(4,695)	15,474

Earnings from unconsolidated companies, net of tax of $750 and $1,439	2,049	5,838

Net (losses)/earnings from continuing operations	(2,646)	21,312

Losses from discontinued operations, net of tax	(21,667)	(1,848)

Net (losses)/earnings	$(24,313)	$19,464

Basic net earnings per share:
Net (losses)/earnings from continuing operations	$(0.04)	$0.50
Net losses from discontinued operations	(0.32)	(0.04)
Net(losses)/earnings	$(0.36)	$0.46

Diluted net earnings per share:
Net (losses)/earnings from continuing operations	$(0.04)	$0.50
Net losses from discontinued operations	(0.32)	(0.04)
Net (losses)/earnings	$(0.36)	$0.46

Dividends per share	$—	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2009	2008
	(Dollars in thousands, except per share amounts)

Revenue	$210,881	$275,404

Expenses:
Depreciation and amortization	18,995	18,735
Operating	104,693	134,913
Selling, general and administrative	76,505	87,654
Impairment of goodwill	7,048	—
Total expenses	207,241	241,302

Earnings from operations	3,640	34,102

Interest expense, net	(16,807)	(22,690)
Foreign currency, net	(4,238)	4,662
Net finance costs	(21,045)	(18,028)

(Losses)/earnings before income taxes and earnings from unconsolidated companies	(17,405)	16,074

Provision from income taxes	(919)	(6,165)

(Losses)/earnings before earnings from unconsolidated companies	(18,324)	9,909

Earnings from unconsolidated companies, net of tax of $1,182 and $2,620	3,168	9,905

Net (losses)/earnings from continuing operations	(15,156)	19,814

Losses from discontinued operations, net of tax	(23,796)	(4,688)

Net (losses)/earnings	$(38,952)	$15,126

Basic net earnings per share:
Net (losses)/earnings from continuing operations	$(0.26)	$0.47
Net losses from discontinued operations	(0.40)	(0.11)
Net (losses)/earnings	$(0.66)	$0.36

Diluted net losses per share:
Net (losses)/earnings from continuing operations	$(0.26)	$0.46
Net losses from discontinued operations	(0.40)	(0.11)
Net (losses)/earnings	$(0.66)	$0.35

Dividends per share	$—	$0.05

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net (losses)/earnings from continuing operations	$(15,156)	$19,814
Adjustments to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation and amortization	18,995	18,735
Amortization and write-off of finance costs	1,550	1,669
Impairment losses	7,048	—
Undistributed earnings of affiliates	(4,729)	(6,521)
Stock-based compensation	2,109	1,531
Change in deferred tax	(2,215)	1,072
Losses from disposals of fixed assets	493	140
Unrealized foreign exchange loss/(gain)	5,824	(2,771)
FIN 48 movements	(4,383)	808
Other non-cash items	(425)	272
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(7,831)	(19,120)
Decrease/(increase)in inventories	724	(4,902)
Increase in real estate assets held for sale	(18,111)	(20,282)
Increase in payables, accrued liabilities and deferred revenue	19,984	29,796
Dividends received from unconsolidated companies	1,064	3,780

Total adjustments	20,097	4,207

Net cash provided by operating activities from continuing operations	4,941	24,021
Net cash used in operating activities from discontinued operations	(3,083)	(1,769)

Net cash provided by operating activities	1,858	22,252

Cash flows from investing activities:
Capital expenditures	(40,909)	(48,874)
Acquisitions and investments, net of cash acquired	(136)	(3,316)
Decrease/(increase) in restricted cash	127	(3,694)
Proceeds from sale of subsidiaries and fixed assets	24,302	158

Net cash used in investing activities from continuing operations	(16,616)	(55,726)
Net cash used in investing activities from discontinued operations	(683)	(2,404)

Net cash used in investing activities	(17,299)	(58,130)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Six months ended June 30,	2009	2008
	(Dollars in thousands)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	(17,200)	28,324
Issuance of common shares	140,940	—
Stock options exercised	—	193
Issuance of long-term debt	11,117	3,015
Principal payments under long-term debt	(16,109)	(17,728)
Payment of common share dividends	—	(2,123)

Net cash provided by financing activities from continuing operations	118,748	11,681
Net cash used in financing activities from discontinued operations	(25,849)	(808)

Net cash provided by financing activities	92,899	10,873

Effect of exchange rate changes on cash and cash equivalents	1,182	178

Net increase/(decrease) in cash and cash equivalents	78,640	(24,827)

Cash and cash equivalents at beginning of period (includes $1,116 (2009), $3,629 (2008) of discontinued operations cash)	65,884	90,925

Cash and cash equivalents at end of period (includes $971 (2009), $2,495 (2008) of discontinued operations cash)	$144,524	$66,098

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)	Non- controlling Interests

Balance, January 1, 2008	$—	$424	$181	$515,307	$302,369	$30,431	$(181)		$1,780
Stock-based compensation	—	—	—	1,531	—	—	—		—
Stock options exercised	—	1	—	192	—	—	—		—
Dividends on common shares	—	—	—	—	(2,123)	—	—		—
Comprehensive income:
Net earnings	—	—	—	—	15,126	—	—	$15,126	196
Other comprehensive income	—	—	—	—	—	12,015	—	12,015	1
								$27,141
Balance, June 30, 2008	$—	$425	$181	$517,030	$315,372	$42,446	$(181)		$1,977

Balance, January 1, 2009	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)		$1,571
Issuance of Class A common shares in public offering, net of issuance costs	—	259	—	140,681	—	—	—		—
Stock-based compensation	—	—	—	2,109	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(38,952)	—	—	$(38,952)	50
Other comprehensive income	—	—	—	—	—	8,252	—	8,252	6
								$(30,700)
Balance, June 30, 2009	$—	$769	$181	$713,517	$232,619	$(51,958)	$(181)		$1,627

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

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except for the implementation of SFAS No. 161, SFAS No. 160, SFAS No. 141(R), FSP FAS 142-3, and SFAS No. 157 for nonfinancial assets and liabilities as deferred by FSP FAS 157-2, effective January 1, 2009, and SFAS No. 165, FSP FAS 157-4, and FSP FAS 107-1 and APB 28-1, effective June 15, 2009.

SFAS No. 161

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. OEH has implemented the standard by adding the required disclosures.

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

SFAS No. 165

Effective June 15, 2009, OEH has implemented SFAS No. 165, “Subsequent Events”. The date through which subsequent events have been evaluated has been disclosed (see Note 19).

SFAS No. 141(R), FSP FAS 142-3 and SFAS No. 157 for nonfinancial assets and liabilities, FSP FAS 157-4, and FSP FAS 107-1 and APB 28-1.

The implementation of SFAS No. 141(R), “Business Combinations,” FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” and SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments,” has not resulted in any material impact to the financial statements as of June 30, 2009 and for the six months then ended.

Recent accounting pronouncements

In addition, OEH is considering SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of SFAS No. 162”, which was issued in June 2009. The statement establishes the codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements and revises the framework for selecting the accounting principles to be used. It is effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The standard will require a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. SFAS No. 167 is effective from January 1, 2010. OEH is in the process of determining the effects of the adaptation of this standard on its consolidated financial statements.

(b) Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended June 30,	2009	2008

Basic	67,167	42,470
Effect of dilution	—	138
Diluted	67,167	42,608

Six months ended June 30,	2009	2008

Basic	59,019	42,468
Effect of dilution	—	150
Diluted	59,019	42,618

For the three months ended June 30, 2009 and the six months ended June 30, 2009, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH made a net loss in both periods and the effect of their inclusion would be anti-dilutive. For the three months ended June 30, 2008 and the six months ended June 30, 2008, the effect of anti-dilutive share options and share-based awards has been excluded from the calculation of the diluted weighted average number of shares.

The average number of share options and share-based awards excluded was as follows:

Three months ended June 30,	2009	2008

Share options	1,147,948	562,742
Share-based awards	504,709	59,365
	1,652,657	622,107

Six months ended June 30,	2009	2008

Share options	1,072,369	564,820
Share-based awards	377,400	59,303
	1,449,769	624,123

The number of stock options and share-based awards at June 30, 2009 was 2,145,411 (June 30, 2008 – 641,415).

(c)  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. This interest income amounted to $nil and $3,000,000 for the three months ended June 30, 2009 and 2008, respectively, and $nil and $6,004,000 for the six months ended June 30, 2009 and 2008, respectively. See Note 3 regarding consolidation of Charleston Center LLC effective December 31, 2008.

2.                                      Discontinued operations

(a) Lapa Palace Hotel sale

On June 2, 2009, OEH sold its shares in the Lapa Palace Hotel owning company in Lisbon, Portugal for a cash consideration of $41,983,000. Of that consideration $26,287,000 has been received in cash on the date of sale and remaining $15,696,000 has been deferred until 2010 and is secured by a Portuguese bank guarantee. The disposal resulted in a gain on sale of $5,043,000.

The following is a summary of the net assets sold and gain on sale (dollars in thousands):

June 2, 2009

Cash	$1,303
Property, plant and equipment, net	43,333
Net working capital deficit	(281)
Loans	(715)
Deferred taxation	(965)
Net assets	42,675
Reversal of foreign currency translation gain	(6,719)
35,956
Consideration:
Cash	26,287
Deferred, discounted to present value	15,394
Less: costs to sell	(682)
40,999

Gain on sale	$5,043

Results of discontinued operations of the Lapa Palace Hotel are as follows (dollars in thousands):

Three months ended June 30,	2009	2008

Revenue	$1,778	$4,435

Income before tax and gain on sale	$275	$943
Gain on sale	5,043	—
Income before tax	5,318	943
Tax	—	—
Net gain from discontinued operations	$5,318	$943

Six months ended June 30,	2009	2008

Revenue	$2,860	$6,830

(Loss)/income before tax and gain on sale.	$(827)	$299
Gain on sale	5,043	—
Income before tax	4,216	299
Tax	—	—
Net gain from discontinued operations	$4,216	$299

(b) Assets held for sale: Windsor Court Hotel and Bora Bora Lagoon Resort

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort. The asset is being actively marketed and is expected to be disposed of within a year. During the second quarter of 2009, OEH decided to sell Windsor Court Hotel and entered into a sale agreement in July 2009.

The hotels have been classified as held for sale and their results have been presented as discontinued operations for all the interim periods presented.

At June 30, 2009, an impairment loss of $21,549,000 was recognized on the re-measurement of Windsor Court Hotel which reduced the carrying amount of the hotel assets to fair value less costs to sell, offset by a related tax credit of $7,146,000. Also at June 30, 2009, an additional impairment loss of $12,000,000 was recognized for Bora Bora Lagoon Resort tangible assets to reflect the level of offers being received on the hotel.

Summarized operating results of the hotels held for sale are as follows (dollars in thousands):

Three months ended June 30,	2009	2008

Revenue	$7,864	$9,036

Loss before tax and impairment	$(582)	$(2,791)
Impairment loss	(33,549)	—
Loss before tax	(34,131)	(2,791)
Tax	7,146	—
Net loss from discontinued operations	$(26,985)	$(2,791)

Six months ended June 30,	2009	2008

Revenue	$15,232	$17,718

Loss before tax and impairment	$(1,609)	$(4,987)
Impairment loss	(33,549)	—
Loss before tax	(35,158)	(4,987)
Tax	7,146	—
Net loss from discontinued operations	$(28,012)	$(4,987)

Assets and liabilities of the hotels that have been classified as held for sale consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008

Current assets	$8,504	$9,025
Other assets	3,256	1,531
Property, plant and equipment, net of depreciation	62,898	139,516
Goodwill	2,224	2,169
Total assets held for sale	$76,882	$152,241

Liabilities held for sale	$42,767	$78,406

Prior year comparatives included balances of Lapa Palace Hotel, which was sold in June 2009: $1,547,000 of current assets, $1,016,000 of other assets, $42,761,000 of fixed assets and $19,921,000 of liabilities.

3.             Consolidation of variable interest entity — Charleston Place Hotel

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

4.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Land and buildings	$1,245,887	$1,200,909
Machinery and equipment	183,276	185,565
Fixtures, fittings and office equipment	196,554	169,674
River cruiseship and canalboats	13,254	13,223
	1,638,971	1,569,371
Less: accumulated depreciation	(237,994)	(213,282)
	$1,400,977	$1,356,089

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Freehold and leased land and buildings	$15,408	$15,535
Machinery and equipment	2,721	2,189
Fixtures, fittings and office equipment	3,080	2,877
	21,209	20,601
Less: accumulated depreciation	(4,786)	(4,096)
	$16,423	$16,505

5.             Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2009	$146,381	$7,673	$154,054
Goodwill impairment (from continuing operations)	(6,835)	—	(6,835)
Foreign currency translation adjustment	(643)	347	(296)
Balance as at June 30, 2009	$138,903	$8,020	$146,923

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

During the first quarter of 2009, OEH completed  its 2008 impairment analysis and identified a non-cash goodwill impairment charge of $6,835,000 in addition to the estimated impairment loss included in its annual December 31, 2008 results, as follows (dollars in thousands):

Miraflores Park	$3,208
Casa de Sierra Nevada	2,805
Observatory Hotel	274
Lilianfels Blue Mountain	548
$6,835

In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $7,048,000 in the three months ended March 31, 2009.

6.             Other intangible assets

(Dollars in thousands)

	June 30, 2009
	Carrying amount	Accumulated amortization	Net book value

Amortized intangible assets
Favorable lease	$12,398	$984	$11,414
Internet sites	2,253	263	1,990
Total	$14,651	$1,247	$13,404

Unamortized intangible assets
Tradename			$7,100

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended June 30, 2009 was $95,000 (2008 — $84,000).  Amortization expense for the six months ended June 30, 2009 was $170,000 (2008 — $170,000).  Estimated amortization expense for each of the years ended December 31, 2009 to December 31, 2013 is $340,000.

7.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	June 30, 2009	December 31, 2008

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 3.75% and 5.05%, respectively, primarily based on LIBOR	$795,913	$783,192
Obligations under capital lease	12,830	13,573
	808,743	796,765
Less: current portion	(172,822)	(138,813)
	$635,921	$657,952

Long-term debt at June 30, 2009 includes $79,549,000 (December 31, 2008 - $79,600,000) of debt at Charleston Center LLC. This debt is non-recourse to OEH, and the separate assets and liabilities of Charleston Place Hotel are not available to pay the debts of OEH and do not constitute obligations of OEH.

Of the current portion of long-term debt $112,163,000 (December 31, 2008 - $105,373,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Certain credit agreements of OEH have restrictive covenants.  At June 30, 2009, OEH was in compliance with all major covenants that applied to OEH, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under OEH’s largest bank-syndicated loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2009 (dollars in thousands):

Year ending December 31,

2010	$15,055
2011	449,257
2012	92,672
2013	16,223
2014 and thereafter	62,714
$635,921

The fair value of the debt at June 30, 2009 has been estimated in the amount of $683,745,000.

In April 2009, OEH closed a $30,000,000 secured construction loan for its Porto Cupecoy residential mixed-use development project on the Dutch side of St Martin, French West Indies.  OEH has drawn $5,200,000 of this loan and has access to a further $12,700,000 immediately to fund future expenditure on the project, and may borrow additional amounts as additional new unit sales at Porto Cupecoy are made.

8.             Other liabilities

Other liabilities are $1,491,000 of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,837,000 of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint nature operation (see Note 18), $3,434,000 in respect of interest rate swaps (see Note 17) and $12,640,000 of long-term accrued interest at Charleston Place Hotel.

9.             Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended June 30, 2009 of $10,296,000, compared to a provision of $9,722,000 for the corresponding period in 2008. OEH’s current tax charge for the three months ended June 30, 2009 was $4,881,000, compared to a charge of $2,806,000 in 2008. Cumulatively, OEH recorded a tax provision for the six months ended June 30, 2009 of $919,000, compared to a provision of $6,165,000 for the corresponding period in 2008. OEH’s current tax charge for the six months ended June 30, 2009 was $7,709,000, compared to a charge of $5,067,000 in 2008.

The June 30, 2009 provision for income taxes includes a current tax charge of $2,249,000 and a deferred tax charge of $3,221,000 arising in Italy in connection with the closure of a tax audit in respect of the 2004, 2005 and 2006 tax years. OEH had previously included a liability of $4,960,000 within its provision under FIN 48, “Accounting for Uncertainty of Income Taxes”, in respect of these uncertain tax positions. The provision for income taxes in the three months ended June 30, 2009 includes a tax credit in the amount of $4,960,000 to release this FIN 48 provision. The net charge to OEH taking into account all of these entries is $510,000. The $2,249,000 current tax liability is payable in 12 quarterly instalments of approximately $187,000 each, commencing in July 2009.

OEH’s tax provision for the three months ended June 30, 2009 included a net tax benefit of $4,514,000 (2008 - $522,000) in respect of a reduction in the provision under FIN 48, of which $212,000 (2008 - $445,000) relates to interest and penalty costs associated with the uncertain tax positions.  OEH’s tax provision for the six months ended June 30, 2009 included a net tax benefit of $4,383,000 (2008 - $808,000) in respect of a reduction in the FIN 48 provision, including a charge of $271,000 (2008 - $698,000) that related to the potential interest and penalty costs. As described in the preceding paragraph, the FIN 48 tax benefits for the three and six months ended June 30, 2009 include a benefit of $4,960,000 related to the Italian tax audits.

At June 30, 2009, OEH had recognized a $7,034,000 provision (December 31, 2008 - $11,493,000) in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the FIN 48 provision will decrease by approximately $1,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated companies are reported net of tax in the statements of consolidated operations.  The tax provision applicable to these unconsolidated companies in the three months ended June 30, 2009 is $750,000, compared to a provision of $1,439,000 in the corresponding period in 2008. The cumulative tax provision applicable to unconsolidated subsidiaries in the six months ended June 30, 2009 was $1,182,000 compared to a provision of $2,620,000 in the six months ended June 30, 2008.

10.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended June 30,	2009	2008

Service cost	$—	$—
Interest cost	247	310
Expected return on plan assets	(160)	(295)
Amortization of net loss	154	120
Net periodic benefit cost	$241	$135

Six months ended June 30,	2009	2008

Service cost	$—	$—
Interest cost	316	621
Expected return on plan assets	(205)	(590)
Amortization of net loss	198	239
Net periodic benefit cost	$309	$270

As reported in Note 11 to the financial statements in the Company’s 2008 Form 10-K annual report, OEH expected to contribute $1,097,000 to its defined benefit pension plan in 2009.  As of June 30, 2009, $558,000 of contributions had been made.  OEH anticipates contributing an additional $539,000 to fund its defined benefit pension plan in 2009 for a total of $1,097,000.

11.          Supplemental cash flow information

(Dollars in thousands)

Six months ended June 30,	2009	2008

Cash paid for:
Interest	$19,272	$27,210
Income taxes	$5,512	$9,144

In conjunction with acquisitions in the six months ended June 30, 2008, liabilities were assumed as follows (dollars in thousands):

Six months ended June 30,	2009	2008

Fair value of assets acquired	$—	$3,316
Cash paid	—	(3,316)
Liabilities assumed	$—	$—

Restricted cash

Restricted cash of $13,097,000 at June 30, 2009 and $13,224,000 at December 31, 2008 consisted mainly of the Porto Cupecoy escrow account. Cash received for residential condominium purchases at Porto Cupecoy is held in escrow and released to OEH when the next phase of construction is completed. At June 30, 2009, the Porto Cupecoy escrow account balance amounted to $9,062,000 (December, 31 2008 — $8,168,000).

12.          Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Foreign currency translation adjustments	$(31,350)	$(40,851)
Derivative financial instruments	(9,899)	(8,633)
Pension liability, net of tax of $3,106 and $3,106	(10,709)	(10,726)
	$(51,958)	$60,210

The components of comprehensive income/(loss) are as follows (dollars in thousands):

Six months ended June 30,	2009	2008

Net (loss)/earnings on common shares	$(38,952)	$15,126
Foreign currency translation adjustments	16,220	8,846
Foreign currency translation adjustments relating to Lapa Palace	(6,719)	—
Change in fair value of derivatives	(1,266)	3,169
Change in pension liability, net of tax of $nil and $nil	17	—
Comprehensive loss	$(30,700)	$27,141

13.          Equity-compensation plans

On June 5, 2009, the shareholders of the Company approved a new 2009 Share Award and Incentive Plan (the “2009 Plan”) which replaced the 2000 Stock Option Plan, 2004 Stock Option Plan and 2007 Performance Share Plan (the “Pre-existing Plans”). A total of 1,084,550 class A common shares plus the number of class A common shares subject to outstanding awards under the Pre-existing Plans which become available after June 5, 2009 as a result of expirations, cancellations, forfeitures or terminations, are reserved for issuance for awards under 2009 Plan.

The 2009 Plan permits awards of stock options, stock appreciation rights, restricted shares, deferred shares, bonus shares and awards in lieu of obligations, dividend equivalents, other share-based awards, performance-based awards, or any combination of the foregoing. Each type of award is granted and vests based on its own terms, as determined by the Compensation Committee of the Company’s Board.

On June 8, 2009, OEH awarded under the 2009 Plan stock options on 631,900 class A common shares at an exercise price of $8.38 per share vesting in June 2012 and expiring in June 2018, deferred shares covering 21,265 class A common shares vesting in February 2012 without performance criteria, and deferred shares covering 926 class A common shares vesting in March 2012 with performance criteria related to total shareholder return and earnings before tax.

OEH awarded under the 2007 Performance Share Plan, on February 2, 2009, 158,046 class A common shares vesting in February 2010 without performance criteria and 68,070 class A common shares vesting in February 2012 without performance criteria and, on March 13, 2009, 210,519 class A common shares vesting in March 2012 with performance criteria related to total shareholder return and earnings before tax.

The fair value of grants issued in the six months ended June 30, 2009 was $4,416,000 (2008-$1,486,000).

The fair value of the stock options issued under the 2009 Plan on the grant date was $4.18 per share.

Estimate of the fair value of stock options on the grant date using the Black-Scholes option pricing model was based on the following assumptions:

June 8, 2009

Expected share price volatility	55%
Risk-free interest rate	2.95%
Expected annual dividends per share	$0
Expected life of stock options	5 years

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

The total compensation cost related to unvested awards outstanding at June 30, 2009, to be recognized over the period July 1, 2009 to June 30, 2012, is $7,891,000.

14.          Fair values of financial instruments and non-financial assets

Fair values of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

The carrying amount of cash, cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments.

The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities.

The estimated fair values of OEH’s financial instruments are as follows (dollars in thousands):

	June 30, 2009
	Carrying amount	Fair value

Cash and cash equivalents	$143,553	$143,553
Working capital facilities	$31,851	$31,851
Long-term debt, including current portion, excluding obligations under capital leases	$795,913	$683,745

Fair values of non-financial assets measured on a non-recurring basis

   (dollars in thousands)

		Fair value measurements using
	At June 30, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses for six months ended June 30, 2009
Assets of discontinued operations held for sale	$76,882	$—	$76,882	$—	$(26,403)

Goodwill	$146,923	$—	$—	$146,923	$(6,835)
Other intangible assets	$20,504	$—	$—	$20,504	$(213)

In accordance with the provisions of SFAS No. 144, assets of discontinued operations held for sale with a carrying amount of $103,285,000 were written down to their fair value less cost to sell, resulting in a loss of $26,403,000 which was included in losses from discontinued operations for the period (see Note 2).

In accordance with the provisions of SFAS No. 142, goodwill with a carrying amount of $153,758,000 was written down to its implied fair value of $146,923,000, resulting in an impairment charge of $6,835,000 which was included in earnings from continuing operations for the period (see Note 5).

Also in accordance with the provisions of SFAS No. 142, other intangible assets with a carrying amount of $20,717,000 were written down to their fair value of $20,504,000, resulting in an impairment charge of $213,000 which was included in earnings from continuing operations for the period (see Note 5).

15.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $64,389,000 at June 30, 2009 (December 31, 2008 - $76,606,000), including $52,000,000 (December 31, 2008 - $53,000,000) in respect of the New York Public Library contracts referred to in the next paragraph. Additionally, outstanding contracts for project related costs on the Porto Cupecoy development were approximately $20,007,000 at June 30, 2009 (December 31, 2008 - $31,960,000).

As reported in the Company’s 2008 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell Library branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the New York Public Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH has already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 respectively in June 2011.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library.  OEH has given the Library security on seven unencumbered villas at La Samanna to secure the payments.

16.          Information concerning financial reporting for segments and operations in different geographical areas

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

Three months ended June 30,	2009	2008
Revenue:
Hotels and restaurants
Owned hotels – Europe	$52,226	$81,239
– North America	26,825	16,989
– Rest of world	26,276	30,840
Hotel management/part ownership interests	1,249	3,324
Restaurants	3,561	5,288
	110,137	137,680
Tourist trains and cruises	19,081	28,067
Real estate	—	4,443
	$129,218	$170,190

Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$3,994	$4,506
– North America	2,624	1,413
– Rest of world	2,186	2,316
Restaurants	210	283
	9,014	8,518
Tourist trains and cruises	703	833
	$9,717	$9,351

Three months ended June 30,	2009	2008
Segment EBITDA:
Owned hotels – Europe	$17,177	$32,846
– North America	4,299	2,513
– Rest of world	3,692	3,633
Hotel management/part ownership interests	1,223	7,736
Restaurants	153	920
Tourist trains and cruises	6,854	9,826
Real estate	(474)	(463)
Impairment of goodwill	—	—
Central overheads	(6,833)	(7,159)
	$26,091	$49,852

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$26,091	$49,852
Less:
Depreciation and amortization	9,717	9,351
Interest expense, net	7,574	10,645
Foreign currency, net	400	(2,617)
Provision for income taxes	10,296	9,722
Share of provision for income taxes of unconsolidated companies	750	1,439
(Losses)/earnings from continuing operations	$(2,646)	$21,312

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$(23)	$3,326
Tourist trains and cruises	2,072	2,512
	$2,049	$5,838

Capital expenditure:
Owned hotels – Europe	$8,800	$13,748
– North America	2,370	5,845
– Rest of world	5,892	5,998
Restaurants	38	229
Tourist trains and cruises	499	883
Real estate	1,337	2,707
	$18,936	$29,410

Six months ended June 30,	2009	2008
Revenue:
Hotels and restaurants
Owned hotels – Europe	$65,677	$105,983
– North America	55,980	36,588
– Rest of world	56,165	71,607
Hotel management/part ownership interests	2,268	5,825
Restaurants	7,233	10,154
	187,323	230,157
Tourist trains and cruises	23,558	36,721
Real estate	—	8,526
	$210,881	$275,404

Depreciation and amortization:
Hotels and restaurants
Owned hotels – Europe	$7,822	$8,822
– North America	5,130	2,777
– Rest of world	4,266	4,666
Restaurants	420	562
	17,638	16,827
Tourist trains and cruises	1,357	1,908
	$18,995	$18,735
Segment EBITDA:
Owned hotels – Europe	$11,762	$29,372
– North America	12,025	8,636
– Rest of world	12,549	16,380
Hotel management/part ownership interests	1,915	12,954
Restaurants	216	1,569
Tourist trains and cruises	8,297	11,369
Real estate	(793)	(960)
Impairment of goodwill	(7,048)	—
Central overheads	(11,938)	(13,958)
	$26,985	$65,362

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$26,985	$65,362
Less:
Depreciation and amortization	18,995	18,735
Interest expense, net	16,807	22,690
Foreign currency, net	4,238	(4,662)
Provision for income taxes	919	6,165
Share of provision for income taxes of unconsolidated companies	1,182	2,620
(Losses)/earnings from continuing operations	$(15,156)	$19,814

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$(258)	$6,060
Tourist trains and cruises	3,426	3,845
	$3,168	$9,905

Six months ended June 30,	2009	2008
Capital expenditure:
Owned hotels – Europe	$14,772	$23,615
– North America	8,375	10,951
– Rest of world	13,128	8,293
Restaurants	130	284
Tourist trains and cruises	1,741	2,976
Real estate	2,763	4,081
	$40,909	$50,200

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended June 30,	2009	2008

Revenue:
Europe	$70,839	$108,399
North America	30,100	28,352
Rest of world	28,279	33,439
	$129,218	$170,190

Six months ended June 30,	2009	2008

Revenue:
Europe	$88,227	$139,238
North America	62,546	57,972
Rest of world	60,108	78,194
	$210,881	$275,404

17.          Derivatives and hedging activities

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $6,969,000 will be reclassified as an increase to interest expense. During the six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2009, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional Amount

Interest Rate Swap	€165,000,000
Interest Rate Swaps	$181,250,000

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of SFAS No. 133. As of June 30, 2009, OEH had one interest rate swap with a €24,700,000 notional amount that was a non-designated hedge of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of June 30, 2009 (dollars in thousands).

	Liability Derivatives
	Balance Sheet Location	Fair Value as of June 30, 2009	Fair Value as of December 31, 2008
Derivatives designated as hedging instruments under SFAS No. 133
Interest Rate Swaps	Accrued liabilities	$7,538	$1,980
Interest Rate Swaps	Other liabilities	2,904	6,803
Total		$10,442	$8,783

Derivatives not designated as hedging instruments under SFAS No.133
Interest Rate Swap	Accrued liabilities	$1,024	$1,670
Interest Rate Swap	Other liabilities	530	2,228
Total		$1,554	$3,898

The tables below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

Three months ended June 30,	2009	2008

Derivatives in SFAS No. 133 cash flow hedging relationship	Interest rate swaps	Interest rate swaps
Amount of (loss)/gain recognized in OCI (effective portion), net of tax	$(2,015)	$5,888
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income(effective portion)	$(1,527)	$(109)
Location of loss recognized in income on derivatives (ineffective portion)	Interest expense	Interest expense
Amount of loss recognized in income on derivatives (ineffective portion)	$—	$—

Derivatives not designated as hedging instruments under SFAS No. 133	Interest rate swap	Interest rate swap
Location of (loss)/gain recognized in income	Interest expense	Interest expense
Amount of (loss)/gain recognized in income	$(77)	$996

Six months ended June 30,	2009	2008

Derivatives in SFAS No. 133 cash flow hedging relationship	Interest rate swaps	Interest rate swaps
Amount of (loss)/gain recognized in OCI (effective portion), net of tax	$(3,678)	$3,380
Location of (loss)/gain reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of (loss)/gain reclassified from accumulated OCI into income (effective portion)	$(2,386)	$211
Location of loss recognized in income on derivatives (ineffective portion)	Interest expense	Interest expense
Amount of loss recognized in income on derivatives (ineffective portion)	$—	$(132)

Derivatives not designated as hedging instruments under SFAS No. 133	Interest rate swap	Interest rate swap
Location of (loss)/gain recognized in income	Interest expense	Interest expense
Amount of (loss)/gain recognized in income	$(676)	$646

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain a provision under which if OEH defaults on any of its indebtedness, then OEH could also be declared in default in respect of its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $13,049,000. As of June 30, 2009, OEH has posted cash collateral of $4,612,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $13,049,000.

SFAS No. 157 disclosures

The following table summarizes the valuation of OEH’s assets and liabilities by the SFAS No. 157 fair value hierarchy at June 30, 2009 (dollars in thousands):

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities at fair value:
Derivative financial instruments	$—	$11,996	$—	$11,996
Total liabilities	$—	$11,996	$—	$11,996

The tables below present a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) during the three and six months ended June 30, 2009 (dollars in thousands):

	Beginning balance at April 1, 2009	Transfers into Level 3	Realized losses included in earnings	Unrealized losses included in other comprehensive income	Settle- ments	Ending balance at June 30, 2009
Liabilities at fair value:
Derivative financial instruments	$7,611	$(8,128)	$1,057	$413	$(953)	$—
Total liabilities	$7,611	$(8,128)	$1,057	$413	$(953)	$—

	Beginning balance at January 1, 2009	Transfers into Level 3	Realized losses included in earnings	Unrealized gains included in other comprehensive income	Settle- ments	Ending balance at June 30, 2009
Liabilities at fair value:
Derivative financial instruments	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—
Total liabilities	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—

The amount of total losses included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held at June 30, 2009 was $104,000 for the three months ended June 30, 2009 and $15,000 for the six months ended June 30, 2009.

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers into Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.  During the three months ended June 30, 2009, OEH transferred certain derivative instruments due to decreased significance of unobservable inputs used to estimate the fair value of these securities.

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

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $84,163,000 at June 30, 2009 and $83,403,000 at December 31, 2008, both liabilities. Amounts recorded in other comprehensive income were $4,503,000 loss for the three months ended June 30, 2009 and $36,000 gain for the three months ended June 30, 2008, and a $760,000 loss for the six months ended June 30, 2009 and $5,479,000 loss for the six months ended June 30, 2008.

18.  Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due to OEH by Eastern and Oriental Express Ltd. at June 30, 2009 was $1,313,000 (December 31, 2008 - $1,290,000).

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended June 30, 2009, OEH earned management and guarantee fees of $1,685,000 (2008 - $2,002,000) and loan interest of $nil (2008 - $15,000) which are recorded in revenue. For the six months ended June 30, 2009, OEH earned management and guarantee fees of $3,155,000 (2008 - $3,714,000) and loan interest of $nil (2008 - $31,000) which are recorded in revenue. The amount due to OEH from its joint venture Peruvian operations at June 30, 2009 was $5,244,000 (December 31, 2008 - $6,502,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended June 30, 2009, OEH earned $329,000 (2008 - $502,000) in management fees, which are included in revenue. For the six months ended June 30, 2009, OEH earned $553,000 (2008 - $848,000) in management fees, which are included in revenue. The amount due to OEH from the Hotel Ritz, Madrid, at June 30, 2009 was $6,502,000 (December 31, 2008 - $1,883,000).

OEH has granted to James Sherwood, a director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs.  Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual instalments with interest at LIBOR.  These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

19.          Subsequent events

OEH has evaluated subsequent events up to August 7, 2009, the date the financial statements are issued.

On July 9, 2009, OEH and the New York Public Library signed agreements to settle disputes relating to the purchase of the Donnell Library branch and redevelopment of the site (see Note 15).

On July 10, 2009, OEH agreed to sell the Windsor Court Hotel in New Orleans. Completion of the sale is scheduled in September 2009.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

OEH has three business segments, namely (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development. Hotels currently consist of 40 deluxe hotels. Thirty-six of these hotels are wholly or majority owned (except Charleston Place Hotel), and are referred to in this discussion as “owned hotels.” As explained in Note 3 to the financial statements, OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel, which OEH manages and has consolidated into its financial statements effective December 31, 2008. The other four hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests.” Of the owned hotels, 11 are located in Europe, eight in North America and 17 in the rest of the world.

On June 2, 2009, OEH sold the Lapa Palace Hotel in Lisbon, Portugal at a price of $42.0 million, of which $15.7 million is deferred until 2010, which resulted in a gain of $5.0 million (or $0.08 per share). The operation of this hotel was not material to OEH’s consolidated financial statements and, accordingly, pro forma data have not been presented. In June 2009, OEH decided to sell Windsor Court Hotel in New Orleans. In December 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  The results of these three hotels have been presented as discontinued operations for all of the interim periods presented.

OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabana in Buenos Aires.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

For a discussion of OEH’s liquidity, see under the heading “Liquidity and Capital Resources” below. On May 4, 2009, the Company completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares including 3,375,000 shares covered by the underwriters’ over-allotment option in the offering which was exercised in full. OEH intends to use the net proceeds, approximately $140.9 million, primarily for debt reduction and general corporate purposes.

For a discussion of the impact of foreign exchange rate movements on OEH’s results of operations and financial condition and the change of application of accounting policy for Porto Cupecoy, see Item 7 — Management’s Discussion and Analysis in the Company’s 2008 Form 10-K annual report.

Results of Operations

Three months Ended June 30, 2009 compared to

Three months Ended June 30, 2008

OEH’s operating results for the three months ended June 30, 2009 and 2008, expressed as a percentage of revenue, were as follows:

	2009	2008
Three months ended June 30,	%	%

Revenue
Hotels and restaurants	85	81
Tourist trains and cruises	15	16
Real estate	—	3
	100	100
Expenses
Depreciation and amortization	8	5
Operating	49	47
Selling, general and administrative	33	28
Net finance costs	6	5
Earnings before income taxes	4	15
Provision for income taxes	(8)	(6)
Earnings from unconsolidated companies	2	3
Net (losses)/earnings from continuing operations	(2)	12
Net losses from discontinued operations, net of tax	(17)	(1)
Net (losses)/earnings as a percentage of revenue	(19)	11

Segment net earnings before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2009 and 2008 are analyzed as follows (dollars in millions):

Three months ended June 30,	2009	2008

Segment EBITDA:
Owned hotels:
Europe	$17.2	$32.8
North America	4.3	2.5
Rest of the World	3.7	3.6
Hotel management interests	1.2	7.8
Restaurants	0.1	0.9
Tourist trains and cruises	6.9	9.8
Real estate	(0.5)	(0.4)
Central overheads	(6.8)	(7.2)
Total segment EBITDA	$26.1	$49.8

The foregoing segment EBITDA reconciles to net (losses)/earnings as follows (dollars in millions):

Three months ended June 30,	2009	2008

Net (losses)/earnings	$(24.3)	$19.5
Add:
Depreciation and amortization	9.7	9.4
Net finance costs	8.0	8.0
Provision for income taxes	10.3	9.7
Loss from discontinued operations, net of tax	21.6	1.8
Share of provision for income taxes of unconsolidated companies	0.8	1.4
Segment EBITDA	$26.1	$49.8

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

Operating information for OEH’s owned hotels for the three months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,
	2009	2008

Average Daily Rate (in dollars)
Europe	753	978
North America	331	374
Rest of the world	266	264
Worldwide	429	520

Rooms Available (in thousands)
Europe	79	81
North America	69	68
Rest of the world	119	110
Worldwide	267	259

Rooms Sold (in thousands)
Europe	39	50
North America	40	49
Rest of the world	53	61
Worldwide	132	160

Occupancy (percentage)
Europe	49	62
North America	58	72
Rest of the world	45	55
Worldwide	49	62

RevPAR (in dollars)
Europe	368	600
North America	190	267
Rest of the world	119	148
Worldwide	211	321

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	368	600	-39%	-26%
North America	241	345	-30%	-29%
Rest of the world	134	158	-15%	-11%
Worldwide	239	359	-33%	-24%

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

Hotel das Cataratas	Charleston Place Hotel
Lapa Palace	Windsor Court
Bora Bora Lagoon Resort	The Governor’s Residence
La Residence D’Angkor

Overview

The net loss for the three months ended June 30, 2009 was $24.3 million ($0.36 per common share) on revenue of $129.2 million, compared with net earnings of $19.5 million ($0.46 per common share) on revenue of $170.2 million in the second quarter of the prior year. OEH’s revenue in the current quarter was adversely affected by the global economic downturn. Costs continue to be under tight control.

Excluding discontinued operations, the net loss for the three months ended June 30, 2009 was $2.6 million compared with net earnings of $21.3 million in the three months ended June 30, 2008.

Revenue

Three months ended June 30,	2009	2008
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$52,226	$81,239
North America	26,825	16,989
Rest of the world	26,276	30,840
Hotel management/part ownership interests	1,249	3,324
Restaurants	3,561	5,288
	110,137	137,680
Tourist trains and cruises	19,081	28,067
Real estate	—	4,443
	$129,218	$170,190

Total revenue decreased by $41.0 million, or 24%, from $170.2 million in the three months ended June 30, 2008 to $129.2 million in the three months ended June 30, 2009.  Revenue in the three months ended June 30, 2009 included $13.4 million at Charleston Place Hotel, which is consolidated for the first time in the current year. Excluding the Charleston Place revenue, hotels and restaurants revenue decreased by $41.0 million, or 30% from $137.7 million in the three months ended June 30, 2008 to $96.7 million in the three months ended June 30, 2009.  Tourist trains and cruises revenue decreased by $9.0 million, or 32%, from $28.1 million for the three months ended June 30, 2008 to $19.1 million for the three months ended June 30, 2009.

The decrease in hotel revenue was due primarily to the combination of lower occupancy, particularly in Europe, and lower average rates across the group.

The revenue from restaurants decreased by $1.7 million, or 33%, from $5.3 million in the three months ended June 30, 2008 to $3.6 million for the three months ended June 30, 2009.

For owned hotels overall, same store RevPAR in U.S. dollars decreased by 33% in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  Measured in local currencies this decrease was 24%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $29.0 million, or 36%, from $81.2 million for the three months ended June 30, 2008 to $52.2 million for the three months ended June 30, 2009. Difficult trading conditions across Europe caused average daily rates to fall by 23% from $978 in the three months ended June 30, 2008 to $753 in the three months ended June 30, 2009, and occupancy to fall from 62% in the three months ended June 30, 2008 to 49% in the three months ended June 30, 2009. On a same store basis, RevPAR in local currency decreased by 26%, and in U.S. dollars this translated into a decrease of 39%.

Exchange rate movements caused revenue to fall by $10.6 million in the three months ended June 30, 2009 compared with the same period in 2008.

North America

Revenue increased by $9.8 million, or 58%, from $17.0 million in the three months ended June 30, 2008 to $26.8 million in the three months ended June 30, 2009.  The 2009 revenue included $13.4 million at Charleston Place Hotel, which OEH consolidated from January 1, 2009 for the first time. Excluding Charleston Place, revenue in the North America region fell by $3.6 million, or 21%, in the three months ended June 30, 2009 to $13.4 million.

Following the outbreak of H1N1 (swine flu) in Mexico, occupancy at Maroma Resort & Spa declined from 68% in the three months ended June 30, 2008 to 35% in the same period in 2009. Revenue at this hotel fell by $2.5 million, or 54%, from $4.5 million in the three months ended June 30, 2008 to $2.1 million in the three months ended June 30, 2009.

On a same store basis, excluding Charleston Place Hotel, RevPAR decreased by 29%.  Average occupancy across the North American properties was 58% compared to 72% in the same period in 2008. Average daily rates fell by 11% from $374 in the three months ended June 30, 2008 to $331 in the three months ended June 30, 2009.

Rest of the World

Revenue decreased by $4.5 million, or 15%, from $30.8 million in the three months ended June 30, 2008 to $26.3 million in the three months ended June 30, 2009.  Exchange rate movements across the region were responsible for $4.4 million of the revenue fall and a decline in average room rates and occupancy caused overall revenue to drop by $0.1 million.

Revenue at OEH’s hotels in South America collectively decreased by $1.5 million, or 12%, from $12.6 million in the three months ended June 30, 2008 to $11.1 million in the three months ended June 30, 2009. Had exchange rates in the first three months of 2009 been the same as in the first three months of 2008, South American revenue would have been $0.8 million higher than in the three months ended June 30, 2008.

Southern Africa revenue decreased by $1.6 million, or 20%, from $8.2 million in the three months ended June 30, 2008 to $6.6 million in the three months ended June 30, 2009. Of this revenue fall, $0.6 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to U.S. dollar. Revenue at OEH’s two Australian properties decreased by $1.3 million, or 22%, to $4.8 million in the three months ended June 30, 2009; 92% of the change in revenue, or $1.2 million, was due to the devaluation of the Australian dollar against the U.S. dollar.

The RevPAR on a same store basis for the Rest of the World region decreased by 11% in local currencies in the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  This translates to a 15% decrease when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $2.1 million from $3.3 million in the three months ended June 30, 2008 to $1.2 million in the three months ended

June 30, 2009. The 2008 revenue included $1.7 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, revenue from hotel management and part ownership interests decreased by $0.4 million from $1.6 million in the three months ended June 30, 2008 to $1.2 million in the three months ended June 30, 2009.

Restaurants:  Revenue decreased by $1.7 million, or 33%, from $5.3 million in the three months ended June 30, 2008 to $3.6 million in the three months ended June 30, 2009.

Trains and Cruises:  Revenue decreased by $9.0 million, or 32%, from $28.1 million in the three months ended June 30, 2008 to $19.1 million in the three months ended June 30, 2009.  Venice Simplon-Orient-Express revenue decreased by $5.3 million from $12.4 million in the three months ended June 30, 2008 to $7.1 million in the three months ended June 30, 2009. Fewer day train services were operated in the United Kingdom in the three months ended June 30, 2009 than in the prior year, resulting in a revenue decrease of $0.9 million compared with the same period in the prior year.

Real Estate:  Although four condominiums at Porto Cupecoy were sold during the three months ended June 30, 2009, no revenue was recognized following OEH’s decision to change the application of its accounting policy in respect of the Porto Cupecoy development in the fourth quarter of 2008. Revenue of $4.4 million was recognized in the three months ended June 30, 2008 at Porto Cupecoy under the percentage completion method of accounting. There was no revenue at Keswick Hall in the three months ended June 30, 2009 or in the three months ended June 30, 2008.

Depreciation and amortization

Depreciation and amortization increased by $0.3 million from $9.4 million in the three months ended June 30, 2008 to $9.7 million in the three months ended June 30, 2009. The 2009 depreciation charge includes an expense of $1.0 million in respect of Charleston Place. Excluding this charge, depreciation was $0.7 million lower in 2009 than in the prior period, $0.2 million of which was due to the change in exchange rates for the three months ended June 30, 2009 compared with exchange rates in the same period in 2008.

Operating expenses

Operating expenses decreased by $16.6 million from $80.4 million in the three months ended June 30, 2008 to $63.8 million in the three months ended June 30, 2009. Operating expenses in 2009 include a charge of $5.6 million in respect of Charleston Place. Excluding this expenditure, operating expenses were $22.2 million lower in 2009 than in the prior period, $1.6 million of which was due to the change in exchange rates for the three months ended June 30, 2009 compared with exchange rates in the same period in 2008. Operating expenses were 47% of revenue in the three months ended June 30, 2008 and 49% of revenue in the three months ended June 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, operating expenses in 2009 increased by 1% to 50% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $5.1 million from $47.2 million in the three months ended June 30, 2008 to $42.1 million in the three months ended June 30, 2009. The 2009 costs include a charge of $3.5 million in respect of Charleston Place Hotel. Excluding these costs, selling, general and administrative expenses were $8.6 million lower in 2009 than in the prior period, $2.3 million of which was due to the change in exchange rates for the three months ended June 30, 2009 compared with exchange rates in the same period in 2008. Selling, general and administrative expenses were 28% of revenue in the three months ended June 30, 2008 and 33% of revenue in the three months ended June 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, selling, general and administrative expenses in 2009 were 33% of revenue in 2009.

Segment EBITDA

Three months ended June 30	2009	2008
	(dollars in thousands)

Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$17,177	$32,846
North America	4,299	2,513
Rest of the world	3,692	3,633
Hotel management/part ownership interests	1,223	7,736
Restaurants	153	920
	26,544	47,648
Tourist trains and cruises	6,854	9,826
Real estate	(474)	(463)
Central overheads	(6,833)	(7,159)
	$26,091	$49,852

Segment EBITDA for the three months ended June 30, 2009 decreased by 48% from $49.9 million in 2008 to $26.1 million in 2009. Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 9% from 29% for the three months ended June 30, 2008, to 20% for the three months ended June 30, 2009.

The European hotels collectively reported a segment EBITDA of $17.2 million in 2009 compared to $32.8 million in the same period in 2008.  As a percentage of European hotels revenue, the European segment EBITDA margin fell from 40% in 2008 to 33% in 2009.

With the inclusion of Charleston Place Hotel from January 1, 2009, segment EBITDA in the North American hotel region increased by 71% from $2.5 million in the three months ended June 30, 2008, to $4.3 million in the three months ended June 30, 2009. Excluding Charleston Place Hotel, segment EBITDA in the North American region decreased by $2.3 million, or 93%, from $2.5 million in the three months ended June 30, 2008, to $0.2 million in the three months ended June 30, 2009.

Segment EBITDA in the Rest of the World hotel region increased by 2% from $3.6 million in the three months ended June 30, 2008 to $3.7 million in the three months ended June 30, 2009.  The segment EBITDA margin for the three months ended June 30, 2009 was 14%, compared to a margin of 12% for the same period in 2008.

Earnings from operations before net finance costs

Earnings from operations decreased by $19.6 million from a profit of $33.2 million in the three months ended June 30, 2008 to a profit of $13.6 million in the three months ended June 30, 2009, due to the factors described above.

Net finance costs

Net finance costs were $8.0 million for the three months ended June 30, 2008 and for the three months ended June 30, 2009. The three months ended June 30, 2008 included a foreign exchange gain of $2.6 million compared to a foreign exchange loss of $0.4 million in the three months ended June 30, 2009. Excluding these foreign exchange items, net interest expense decreased by $3.0 million, or 29%, from $10.6 million in the three months ended June 30, 2008 to $7.6 million in the three months ended June 30, 2009, primarily due to lower interest rates in the three months ended June 30, 2009 compared to the same period in the prior year.

Provision for income taxes

The provision for income taxes increased by $0.6 million, from a provision of $9.7 million in the three months ended June 30, 2008 to a provision of $10.3 million in the three months ended June 30, 2009.

The provision for income taxes for the three months ended June 30, 2009 includes a current tax charge of $2.2 million and a deferred tax charge of $3.2 million arising in Italy in connection with the closure of a tax audit in respect of the 2004, 2005 and 2006 tax years. OEH had previously included a liability of $4.9 million within its FIN 48 provision in respect of these uncertain tax positions. The provision for income taxes in the three months ended June 30, 2009 includes a tax credit in the amount of $4.9 million to release this FIN 48 provision. The net cost to OEH taking into account all of these entries is $0.5 million. The $2.2 million current tax liability is payable in 12 quarterly instalments of approximately $0.2 million each, commencing in July 2009.

The provision for income taxes for the three months ended June 30, 2009 included a deferred tax charge of $2.7 million arising in respect of Brazilian fixed asset timing differences, following movements in the exchange rate between the dollar and Brazilian real.

Excluding the FIN 48 tax credit related to the Italian uncertain tax position, the provision for income taxes for the three months ended June 30, 2009 included a tax provision of $0.4 million in respect of the FIN 48 liability, compared to a provision of $0.5 million in respect of the FIN 48 liability in the three months ended June 30, 2008.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $3.8 million, from $5.8 million in the three months ended June 30, 2008 to $2.0 million in the three months ended June 30, 2009.  The 2008 earnings included $2.4 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, earnings from unconsolidated companies net of tax decreased by $1.4 million from $3.4 million in the three months ended June 30, 2008 to $2.0 million in the three months ended June 30, 2009. The tax cost associated with earnings from unconsolidated companies, excluding Charleston Place Hotel, was $0.9 million in 2008 and $0.7 million in 2009.

Loss from discontinued operations

The loss from discontinued operations consisted of the losses arising from Bora Bora Lagoon Resort and the Windsor Court Hotel which are being held for sale, and the earnings of the Lapa Palace Hotel, which was sold during the three months ended June 30, 2009, including the gain arising on the sale.

Bora Bora Lagoon Resort’s net loss increased from $2.3 million for the three months ended June 30, 2008 to $12.5 million for the three months ended June 30, 2009. The 2009 loss includes an impairment charge of $12.0 million in respect of this property.

The Windsor Court net loss increased from $0.5 million for the three months ended June 30, 2008 to $14.5 million for the three months ended June 30, 2009. The 2009 loss includes an impairment charge of $21.5 million in anticipation of the sale of this property, with a related tax credit of $7.1 million in respect of the impairment write down.

The Lapa Palace Hotel net earnings increased from $0.9 million for the three months ended June 30, 2008 to $5.3 million for the three months ended June 30, 2009. The 2009 earnings included a gain of $5.0 million arising on the disposal of the hotel including a foreign currency translation adjustment gain of $6.7 million.

Six months Ended June 30, 2009 compared to

Six months Ended June 30, 2008

OEH’s operating results for the six months ended June 30, 2009 and 2008, expressed as a percentage of revenue, were as follows:

	2009	2008
Six months ended June 30,	%	%

Revenue
Hotels and restaurants	89	84
Tourist trains and cruises	11	13
Real estate	—	3
	100	100
Expenses
Depreciation and amortization	9	7
Operating	50	49
Selling, general and administrative	36	32
Impairment of goodwill	3	—
Net finance costs	10	7
(Losses)/earnings before income taxes	(8)	5
Provison for income taxes	(1)	(2)
Earnings from unconsolidated companies	2	4
Net (losses)/earnings from continuing operations	(7)	7
Net losses from discontinued operations, net of tax	(12)	(2)
Net (losses)/earnings as a percentage of revenue	(19)	5

Segment EBITDA of OEH’s operations for the six months ended June 30, 2009 and 2008 are analyzed as follows (dollars in millions):

Six months ended June 30,	2009	2008

Segment EBITDA:
Owned hotels:
Europe	$11.8	$29.4
North America	12.0	8.6
Rest of the World	12.5	16.4
Hotel management interests	1.9	13.0
Restaurants	0.2	1.6
Tourist trains and cruises	8.3	11.4
Real estate	(0.8)	(1.0)
Impairment of goodwill	(7.0)	—
Central overheads	(11.9)	(14.0)
Total segment EBITDA	$27.0	$65.4

The foregoing segment EBITDA reconciles to net (losses)/earnings as follows (dollars in millions):

Six months ended June 30,	2009	2008

Net (losses)/earnings	$(39.0)	$15.1
Add:
Depreciation and amortization	19.0	18.7
Net finance costs	21.1	18.1
Provision for income taxes	0.9	6.2
Loss from discontinued operations, net of tax	23.8	4.7
Share of provision for income taxes of unconsolidated companies	1.2	2.6
Segment EBITDA	$27.0	$65.4

Operating information for OEH’s owned hotels for the six months ended June 30, 2009 and 2008 is as follows:

	Six months ended June 30,
	2009	2008

Average Daily Rate (in dollars)
Europe	645	818
North America	423	467
Rest of the world	274	283
Worldwide	398	465

Rooms Available (in thousands)
Europe	131	135
North America	97	96
Rest of the world	234	233
Worldwide	462	464

Rooms Sold (in thousands)
Europe	54	74
North America	56	67
Rest of the world	119	144
Worldwide	229	285

Occupancy (percentage)
Europe	41	55
North America	58	70
Rest of the world	51	62
Worldwide	50	61

	Six months ended June 30,
	2009	2008

RevPAR (in dollars)
Europe	266	446
North America	245	326
Rest of the world	139	174
Worldwide	197	284

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	266	447	-41%	-28%
North America	309	407	-24%	-23%
Rest of the world	150	186	-20%	-12%
Worldwide	212	307	-31%	-22%

The same store data excludes the following operations:

Hotel Cipriani	Hotel Splendido
Villa San Michele	Hotel Caruso Belvedere
Hotel das Cataratas	Charleston Place Hotel
Lapa Palace	Windsor Court
Bora Bora Lagoon Resort	The Governor’s Residence
La Residence D’Angkor

Overview

The net loss for the six months ended June 30, 2009 was $39.0 million ($0.66 per common share) on revenue of $210.9 million, compared with a net earnings of $15.1 million ($0.36 per common share) on revenue of $275.4 million in the prior year period.

OEH’s revenue in the six months ended June 30, 2009 was affected by the global economic downturn. Excluding impairment of goodwill in 2009 and discontinued operations, OEH’s net loss in the first six months of 2009 was $8.2 million compared with earnings of $19.8 million in 2008, a fall of $28.0 million, while revenue fell by $64.5 million, or 23%, in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Revenue

Six months ended June 30,	2009	2008
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$65,677	$105,983
North America	55,980	36,588
Rest of the world	56,165	71,607
Hotel management/part ownership interests	2,268	5,825
Restaurants	7,233	10,154
	187,323	230,157
Tourist trains and cruises	23,558	36,721
Real estate	—	8,526
	$210,881	$275,404

Total revenue decreased by $64.5 million, or 23%, from $275.4 million in the six months ended June 30, 2008 to $210.9 million in the six months ended June 30, 2009.  Revenue in the six months ended June 30, 2009 included $24.9 million at Charleston Place Hotel, which is consolidated for the first time in the current year. Excluding the Charleston Place revenue, hotels and restaurants revenue decreased by $67.7 million, or 29%, from $230.2 million in the six months ended June 30, 2008 to $162.5 million in the six months ended June 30, 2009.  Tourist trains and cruises revenue decreased by $13.2 million, or 36%, from $36.7 million for the six months ended June 30, 2008 to $23.6 million for the six months ended June 30, 2009.

The decrease in hotel revenue was due primarily to the combination of lower occupancy, particularly in Europe, and lower average rates across the group.

The revenue from restaurants decreased by $3.0 million, or 29%, from $10.2 million in the six months ended June 30, 2008 to $7.2 million for the six months ended June 30, 2009.

For owned hotels overall, same store RevPAR in U.S. dollars decreased by 31% in the six months ended June 30, 2009 compared to the three months ended June 30, 2008.  Measured in local currencies this decrease was 22%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $40.3 million, or 38%, from $106.0 million for the six months ended June 30, 2008 to $65.7 million for the six months ended June 30, 2009. Difficult trading conditions across Europe caused average daily rates to fall by 21% from $818 in the six months ended June 30, 2008 to $645 in the six months ended June 30, 2009, and occupancy to fall from 54% in the six months ended June 30, 2008 to 41% in the six months ended June 30, 2009. On a same store basis, RevPAR in local currency decreased by 28%, and in U.S. dollars this translated into a decrease of 41%.

Exchange rate movements caused revenue to fall by $14.9 million in the six months ended June 30, 2009 compared with the same period in 2008.

North America

Revenue increased by $19.4 million, or 53%, from $36.6 million in the six months ended June 30, 2008 to $56.0 million in the six months ended June 30, 2009.  The 2009 revenue included $24.9 million at Charleston Place Hotel, which OEH consolidated from January 1, 2009 for the first time. Excluding Charleston Place, revenue in the North America region fell by $5.5 million, or 15%, in the six months ended June 30, 2009 to $31.1 million.

Following the outbreak of swine flu in Mexico, revenue at Maroma Resort & Spa fell $3.3 million, or 31%, from $10.7 million in the six months ended June 30, 2008 to $7.4 million in the six months ended June 30, 2009.

On a same store basis, excluding Charleston Place Hotel, RevPAR decreased by 24%.  Average occupancy across the North American properties was 58% compared to 70% in the same period in 2008. Average daily rates fell by 9% from $467 in the six months ended June 30, 2008 to $423 in the six months ended June 30, 2009

Rest of the World

Revenue decreased by $15.4 million, or 22%, from $71.6 million in the six months ended June 30, 2008 to $56.2 million in the six months ended June 30, 2009.  Exchange rate movements across the region were responsible for $12.0 million of the revenue fall and a decline in average room rates and occupancy caused overall revenue to drop by an additional $3.4 million.

Revenue at OEH’s hotels in South America collectively decreased by $5.2 million, or 17%, from $30.2 million in the six months ended June 30, 2008 to $25.0 million in the six months ended June 30, 2009. Had exchange rates in the first six months of

2009 been the same as in the first six months of 2008, South American revenue would have been $0.6 million higher than in the six months ended June 30, 2008.

Revenue at OEH’s six Asian hotels collectively decreased by $1.2 million, or 13%, to $8.1 million in the six months ended June 30, 2009. The political unrest in Thailand in the first three months of 2009 was a major factor in revenue at the Napasai falling by $1.1 million, or 43%. Occupancy at this hotel declined from 64% in the six months ended June 30, 2008 to 37% in the same period in 2009.

Southern Africa revenue decreased by $5.8 million, or 29%, of which $2.7 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to U.S. dollar. Revenue at OEH’s two Australian properties decreased by $3.3 million, or 27%, to $9.0 million in the six months ended June 30, 2009; 83% of the change in revenue, or $2.7 million, was due to the devaluation of the Australian dollar against the U.S. dollar.

The RevPAR on a same store basis for the Rest of the World region decreased by 12% in local currencies in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  This translates to a 20% decrease when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $3.6 million from $5.8 million in the six months ended June 30, 2008 to $2.2 million in the six months ended June 30, 2009. The 2008 revenue included $2.9 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, revenue from hotel management and part ownership interests decreased by $0.7 million from $2.9 million in the six months ended June 30, 2008 to $2.2 million in the six months ended June 30, 2009. Revenue from Hotel Ritz, Madrid fell by $1.0 million in the first half of 2009 compared to same period in the prior year.

Restaurants:  Revenue decreased by $2.9 million, or 29%, from $10.1 million in the six months ended June 30, 2008 to $7.2 million in the six months ended June 30, 2009.

Trains and Cruises:  Revenue decreased by $13.1 million, or 28%, from $36.7 million in the six months ended June 30, 2008 to $23.6 million in the six months ended June 30, 2009.  Venice Simplon-Orient-Express revenue decreased by $6.4 million from $14.2 million in the six months ended June 30, 2008 to $7.8 million in the six months ended June 30, 2009, principally as a result of running two fewer services in the current year.  Fewer day train services were operated in the United Kingdom in the six months ended June 30, 2009 than in the prior year, resulting in a revenue decrease of $1.2 million compared with the same period in the prior year.

Real Estate:  Although 13 condominiums at Porto Cupecoy were sold during the six months ended June 30, 2009, no revenue was recognized following OEH’s decision to change the application of its accounting policy in respect of the Porto Cupecoy development in the fourth quarter of 2008. Revenue of $8.2 million was recognized in the six months ended June 30, 2008 at Porto Cupecoy under the percentage completion method of accounting. There was no revenue at Keswick Hall in the six months ended June 30, 2009 compared to revenue of $0.3 million in respect of the one lot sold in the six months ended June 30, 2008.

Depreciation and amortization

Depreciation and amortization increased by $0.3 million from $18.7 million in the six months ended June 30, 2008 to $19.0 million in the six months ended June 30, 2009. The 2009 depreciation charge includes an expense of $2.0 million in respect of Charleston Place. Excluding this charge, depreciation was $1.7 million lower in 2009 than in the prior period, $1.1 million of which was due to the change in exchange rates for the six months ended June 30, 2009 compared with exchange rates in the same period in 2008.

Operating expenses

Operating expenses decreased by $30.2 million from $134.9 million in the six months ended June 30, 2008 to $104.7 million in the six months ended June 30, 2009. Operating expenses in 2009 include a charge of $10.6 million in respect of Charleston Place. Excluding this expenditure, operating expenses were $40.8 million lower in 2009 than in the prior period, $3.6 million of which was due to the change in exchange rates for the six months ended June 30, 2009 compared with exchange rates in the same period in 2008. Operating expenses were 49% of revenue in the six months ended June 30, 2008 and 50% of revenue in the six months ended June 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, operating expenses in 2009 increased by 2% to 51% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $11.1 million from $87.6 million in the six months ended June 30, 2008 to $76.5 million in the six months ended June 30, 2009. The 2009 costs include a charge of $6.9 million in respect of Charleston

Place Hotel. Excluding these costs, selling, general and administrative expenses were $18.4 million lower in 2009 than in the prior period, $4.9 million of which was due to the change in exchange rates for the six months ended June 30, 2009 compared with exchange rates in the same period in 2008. Selling, general and administrative expenses were 32% of revenue in the six months ended June 30, 2008 and 36% of revenue in the six months ended June 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, selling, general and administrative expenses in 2009 were 37% of revenue in 2009.

Impairment of goodwill

During the three months ended March 31, 2009, OEH completed its 2008 impairment analysis and identified the following non-cash goodwill and tradename impairments within its continuing operations, considering discounted future cash flows prepared as of the December 31, 2008 balance sheet date (dollars in millions):

Miraflores Park	$3.2
Casa de Sierra Nevada	3.0
Lilianfels Blue Mountain	0.5
Observatory Hotel	0.3
$7.0

These impairments have no cash effect on OEH and arose primarily because of expected reductions in future cash flows.

Segment EBITDA

Six months ended June 30	2009	2008
	(dollars in thousands)

Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$11,762	$29,372
North America	12,025	8,636
Rest of the world	12,549	16,380
Hotel management/part ownership interests	1,915	12,954
Restaurants	216	1,569
	38,467	68,911
Tourist trains and cruises	8,297	11,369
Real estate	(793)	(960)
Impairment of goodwill	(7,048)	—
Central overheads	(11,938)	(13,958)

	$26,985	$65,362

Segment EBITDA for the six months ended June 30, 2009 decreased by 59% from $65.4 million in 2008 to $27.0 million in 2009. Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 11% from 24% for the six months ended June 30, 2008, to 13% for the six months ended June 30, 2009. Excluding impairment of goodwill in the six months ended June 30, 2009, segment EBITDA decreased by 8%, or $31.4 million, to $34.0 million. The segment EBITDA margin in the six months ended June 30, 2009, excluding the impact of the impairment of goodwill, was 16%.

The European hotels collectively reported a segment EBITDA of $11.8 million in 2009 compared to $29.4 million in the same period in 2008.  As a percentage of European hotels revenue, the European segment EBITDA margin fell from 28% in 2008 to 18% in 2009.

With the inclusion of Charleston Place Hotel from January 1, 2009, segment EBITDA in the North American hotel region increased by 39% from $8.6 million in the six months ended June 30, 2008, to $12.0 million in the six months ended June 30, 2009. Excluding Charleston Place Hotel, segment EBITDA in the North American region decreased by $3.5 million, or 41%, to $5.1 million in the six months ended June 30, 2009.

Segment EBITDA in the Rest of the World hotel region decreased by 21% from $16.4 million in the six months ended June 30, 2008 to $12.5 million in the six months ended June 30, 2009.  The segment EBITDA margin for the six months ended June 30, 2009 was 22%, compared to a margin of 23% for the same period in 2008.

Earnings from operations before net finance costs

Earnings from operations decreased by $30.5 million from a profit of $34.1 million in the six months ended June 30, 2008 to a profit of $3.6 million in the six months ended June 30, 2009, due to the factors described above.

Net finance costs

Net finance costs increased by $3.0 million, or 17%, from $18.0 million for the six months ended June 30, 2008 to $21.0 million for the six months ended June 30, 2009.  The six months ended June 30, 2008 included a foreign exchange gain of $4.7 million compared to a foreign exchange loss of $4.2 million in the six months ended June 30, 2009. Excluding these foreign exchange items, net interest expense decreased by $5.9 million, or 26%, from $22.7 million in the six months ended June 30, 2008 to $16.8 million in the six months ended June 30, 2009, primarily as a result of lower interest rates in the six months ended June 30, 2009 compared to the same period in the prior year.

Provision for income taxes

The provision for income taxes decreased by $5.3 million, from a provision of $6.2 million in the six months ended June 30, 2008 to a provision of $0.9 million in the six months ended June 30, 2009.

The provision for income taxes for the six months ended June 30, 2009 includes a current tax charge of $2.2 million and a deferred tax charge of $3.2 million arising in Italy in connection with the closure of a tax audit in respect of the 2004, 2005 and 2006 tax years. OEH had previously included a liability of $4.9 million within its FIN 48 provision in respect of these uncertain tax positions. The provision for income taxes in the six months ended June 30, 2009 includes a tax credit in the amount of $4.9 million to release this FIN 48 provision. The net cost to OEH taking into account all of these entries is $0.5 million. The $2.2 million current tax liability is payable in twelve quarterly instalments of approximately $0.2 million each, commencing in July 2009.

Excluding the FIN 48 tax credit related to the Italian uncertain tax position, the provision from income taxes for the six months ended June 30, 2009 included a tax charge of $0.6 million in respect of the FIN 48 liability, compared to a provision of $0.8 million in respect of the FIN 48 liability in the six months ended June 30, 2008.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $6.7 million, from $9.9 million in the six months ended June 30, 2008 to $3.2 million in the six months ended June 30, 2009.  The 2008 earnings included $4.3 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, earnings from unconsolidated companies net of tax decreased by $2.4 million from $5.6 million in the six months ended June 30, 2008 to $3.2 million in the six months ended June 30, 2009. The tax cost associated with earnings from unconsolidated companies, excluding Charleston Place Hotel, was $1.5 million in 2008 and $1.2 million in 2009.

Loss from discontinued operations

The loss from discontinued operations consisted of the losses arising from Bora Bora Lagoon Resort and the Windsor Court Hotel which are being held for sale, and the earnings of the Lapa Palace Hotel, which was sold during the three months ended June 30, 2009, including the gain arising on the sale.

The Bora Bora Lagoon Resort’s net loss increased from $4.2 million for the six months ended June 30, 2008 to $13.6 million for the six months ended June 30, 2009. The 2009 loss includes an impairment charge of $12.0 million in respect of this property.

The Windsor Court net loss increased from $0.8 million for the six months ended June 30, 2008 to $14.4 million for the six months ended June 30, 2009. The 2009 loss includes an impairment charge of $21.5 million in anticipation of the sale of this property, with a related tax credit of $7.1 million in respect of the impairment write down.

The Lapa Palace Hotel net earnings increased from $0.3 million for the six months ended June 30, 2008 to $4.2 million for the six months ended June 30, 2009. The 2009 earnings included a gain of $5.0 million arising on the disposal of the hotel, including a foreign currency translation adjustment gain of $6.7 million.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $143.6 million at June 30, 2009, $78.8 million more than the $64.8 million at December 31, 2008. In addition, OEH had restricted cash of $13.1 million (December 31, 2008 - $13.2 million) mainly related to the Porto Cupecoy project in St Martin, which will be released when the next 12.5% phase of construction is completed.  At June 30, 2009, there were undrawn amounts available to OEH under committed short-term lines of credit of $25.2 million and undrawn amounts available to OEH under secured revolving credit facilities of $32.0 million, bringing total cash availability at June 30, 2009 to $213.9 million, including the restricted cash of $13.1 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $51.4 million at June 30, 2009, an increase of $42.0 million from a surplus of $9.4 million at December 31, 2008. The main factors that contributed to the increase in working capital were the increase in cash and cash equivalents offset by the impairments to the Windsor Court and Bora Bora Lagoon Resort and by the increase in the current portion of long-term debt.

Cash Flow

Operating Activities. Net cash provided by operating activities decreased by $20.4 million from $22.3 million for the six months ended June 30, 2008 to $1.9 million for the six months ended June 30, 2009. The decrease was due to worse performance of the continuing hotels in the first six months of 2009.

Investing Activities.  Cash used in investing activities decreased by $40.8 million to $17.3 million cash outflow for the six months ended June 30, 2009, compared to $58.1 million cash outflow for the six months ended June 30, 2008.

The $24.3 million disposals in the six months ended June 30, 2009 consisted mainly of proceeds from the sale of Lapa Palace Hotel. The $3.3 million acquisitions made during the first six months of 2008 included acquisitions of the 20% minority interest in Casa de Sierra Nevada, and the La Samanna spa acquisition.  There were no acquisitions in the first six months of 2009.

Restricted cash in the first six months of 2009 decreased by $0.1 million compared to an increase in restricted cash of $3.7 million in the same period in 2008. This mainly represented movements in Porto Cupecoy escrow account.

Capital expenditure of $40.9 million included $6.5 million of Hotel Cipriani refurbishment, $5.7 million of Hotel das Cataratas capital costs, $4.0 million of Copacabana Palace Hotel refurbishment, $4.9 million of Grand Hotel Europe refurbishment, $2.8 million of El Encanto construction costs, and $2.8 million on construction of assets at Porto Cupecoy in St. Martin.

Financing Activities.  Cash provided by financing activities for the six months ended June 30, 2009 was $92.9 million compared to $10.9 million for the six months ended June 30, 2008, an increase of $82.0 million. On May 4, 2009, the Company completed a public offering of 25,875,000 class A common shares with net proceeds of $140.9 million. This was offset by net debt repayments of $48.0 million in the six months ended June 30, 2009, compared with net borrowings of $12.8 million in the six months ended June 30, 2008. Of the repayments in 2009, $25.8 million related to discontinued operations of Hotel Lapa and Windsor Court.

Capital Commitments.  There were $64.4 million of capital commitments outstanding as of June 30, 2009 of which $12.4 million relates to investments in owned hotels and $52.0 million to the purchase of land and a building adjoining ‘21’ Club, New York. OEH negotiated a deferral of this purchase in early July 2009.

Indebtedness

At June 30, 2009, OEH had $808.7 million of long-term debt secured by assets, including the current portion, which is repayable over periods of 1 to 11 years with a weighted average maturity of 2.8 years and a weighted average interest rate of 3.75%.  See Note 7 to the financial statements regarding the maturity of long-term debt. Additionally there was $36.8 million of debt related to discontinued operations.

Approximately 50% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At June 30, 2009, 46% of borrowings of OEH were in floating interest rates.

Liquidity

During the six months ending December 31, 2009, OEH has approximately $16.7 million of scheduled debt repayments, excluding amounts relating to revolving working capital facilities, which it expects to meet through operating cash flow, other available committed facilities and the May 2009 share sale proceeds, and excluding $3.0 million of debt at Keswick Hall which comes due when the relevant building lots are sold.  OEH expects to repay mortgage debt of $36.8 million on closing of the sale of Windsor Court Hotel in September 2009. This debt is included within liabilities of discontinued operations held for sale.

OEH’s capital commitments amount to $64.4 million of which $52.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  On July 9, 2009, OEH and the New York Public Library signed agreements to spread and secure future payments on this purchase over the next 24 months. In addition to the $7 million that OEH has already paid, OEH paid $9 million upon execution of the agreements, to be followed by 16 monthly payments of $0.5 million each commencing in February 2010, and final payments of $6 million and $29 million respectively in June 2011.  In the event OEH elects not to close the transaction, the final payment of $29 million will not be due to the Library. The balance of $12.4 million of capital commitments is currently covered by committed funding and projected operating cash flows.  OEH expects to incur costs of a further $20.0 million to complete construction of its Porto Cupecoy development, which will be funded by a short-term loan agreed with a bank lender in April 2009 and from monies received from buyers of sold units.

On May 4, 2009, OEH completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares including 3,375,000 shares covered by the underwriters’ over-allotment option in the offering which was exercised in full. OEH intends to use the net proceeds from the offering, approximately $140.9 million, primarily for debt reduction and general corporate purposes. Accordingly, OEH expects to have available cash to fund its working capital requirements, capital expenditure and debt service for the foreseeable future.

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

As disclosed in the Company’s 2008 Form 10-K annual report, OEH was concerned that it could violate a minimum $600 million tangible net worth covenant in two long-term debt facilities at the end of its first quarter of 2009. Approximately $102.3 million had been borrowed under these facilities at March 31, 2009 when tangible net worth calculated under the covenants was approximately $586 million.  In May 2009, OEH and the bank lenders agreed a waiver of these net worth covenants, and OEH repaid $9.7 million in June 2009 in connection with the waiver.  One of the loans is the Windsor Court Hotel mortgage loan that OEH expects to repay in September 2009.

At June 30, 2009, OEH was in compliance with all major covenants, except as noted below.

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

Recent Accounting Pronouncements

As of June 30, 2009, OEH had adopted SFAS No. 160, SFAS No. 161, SFAS No. 141(R), FSP FAS 142-3, SFAS No. 157 for nonfinancial assets and liabilities, SFAS No. 165, FSP FAS 157-4, and FSP FAS 107-1 and APB 28-1, as reported in Note 1(a) to the financial statements.

In addition, OEH is considering SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of SFAS No. 162”, which was issued in June 2009. The statement establishes the codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements and revises the framework for selecting the accounting principles to be used. It is effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The standard will require a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. SFAS No. 167 is effective from January 1, 2010. OEH is in the process of determining the effects of the adaptation of this standard on its consolidated financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1,900,000 on an annual basis based on borrowings at June 30, 2009. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first six months of 2009 from those described in the Company’s 2008 Form 10-K annual report.

ITEM 4.                             Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2009 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously reported in the Company’s 2008 Form 10-K annual report, three hedge funds owning collectively about 6.1 million class A common shares in the Company filed a petition in the Supreme Court of Bermuda on January 12, 2009 challenging on various grounds the Company’s corporate governance structure with dual class A and class B common shares outstanding and ownership of higher-voting class B common shares by a wholly-owned subsidiary of the Company.  The named respondents are the Company, its subsidiary and seven of the current eight members of Company’s Board of Directors.

The Company continues to believe the petition is without merit and intends to defend the action vigorously.  The respondents filed points of defence to the petition on May 11, 2009.  After the petitioners filed points of reply on June 11, 2009 to the points of defence, the petitioners and the respondents filed with the Court on July 10 and 17, 2009 separate summonses seeking, among other matters, a trial on preliminary issues relating to the legality of the holding of class B common shares in the Company by the subsidiary.  The respondents also filed a summons seeking to strike out (dismiss) the petition.  A hearing before the Court is likely to be held during August 2009 at which further proceedings on the production of evidence and the substance of the summonses will be scheduled later in the year.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company convened and held an annual general meeting of shareholders on June 5, 2009.  The holders of class A and B common shares, voting together, elected directors of the Company, approved the Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, and appointed Deloitte LLP as the Company’s independent registered public accounting firm in 2009.  A brief description of each matter and the number of votes on each matter are as follows:

(1)           Election of eight directors, to constitute the entire Board of Directors, serving until the 2010 annual general meeting:

Name	For	Authority Withheld

John D. Campbell	20,457,956	1,637,224
Mitchell C. Hochberg	20,486,329	1,608,851
James B. Hurlock	20,487,817	1,607,362
Prudence M. Leith	20,470,888	1,624,292
J. Robert Lovejoy	20,487,987	1,607,193
Georg R. Rafael	20,487,916	1,607,263
James B. Sherwood	20,486,068	1,609,112
Paul M. White	20,486,906	1,608,374

(2)           Approval of Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan:  For 20,575,383, Against 336,485, and Abstain 373.

(3)           Appointment of Deloitte LLP as the Company’s independent registered public accounting firm in 2009, and authorization of the Board’s Audit Committee to fix Deloitte’s remuneration:  For 21,802,069, Against 5,846, and Abstain 287,265.

ITEM 6.  Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 7, 2009

EXHIBIT INDEX

3.1      -          Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2      -          Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K Current Report on June 15, 2007 and incorporated herein by reference.

3.3      -          Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4      -          Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference

31       -          Rule 13a-14(a)/15d-14(a) Certifications.

32       -          Section 1350 Certification.