Form 10-Q
period 2009-09-30
ORIENT EXPRESS HOTELS LTD
filed 2009-11-06
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

As of November 2, 2009, 76,838,795 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and cash equivalents	$114,924	$64,602
Restricted cash	17,845	13,224
Accounts receivable, net of allowances of $370 and $681	62,515	45,232
Due from related parties	14,519	9,985
Prepaid expenses and other	25,548	19,297
Inventories	44,206	43,265
Assets of discontinued operations held for sale	74,971	156,207
Real estate assets	107,711	83,983
Total current assets	462,239	435,795

Property, plant and equipment, net of accumulated depreciation of $250,578 and $212,740	1,431,993	1,352,996
Investments	70,681	67,464
Goodwill	149,460	154,054
Other intangible assets	20,795	20,255
Other assets	38,463	38,569
	$2,173,631	$2,069,133

Liabilities and Equity
Working capital facilities	$8,402	$54,179
Accounts payable	26,266	23,243
Accrued liabilities	97,059	72,277
Deferred revenue	69,397	55,988
Liabilities of discontinued operations held for sale	42,775	78,837
Current portion of long-term debt and capital leases	170,074	138,813
Total current liabilities	413,973	423,337

Long-term debt and obligations under capital leases	660,064	657,952
Liability for pension benefit	7,973	7,421
Other liabilities	21,038	22,562
Deferred income taxes	168,523	162,199
Liability for uncertain tax positions	7,430	11,493
	1,279,001	1,284,964
Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued — 76,838,795	769	510
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478	181	181
Additional paid-in capital	714,635	570,727
Retained earnings	219,604	271,571
Accumulated other comprehensive income	(41,947)	(60,210)
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	893,061	782,598
Non-controlling interests	1,569	1,571
Total equity	894,630	784,169
	$2,173,631	$2,069,133

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2009	2008
(Dollars in thousands, except per share amounts)

Revenue	$142,175	$170,941

Expenses:
Depreciation and amortization	11,041	8,931
Operating	70,733	78,265
Selling, general and administrative	44,330	47,364
Impairment of fixed assets	9,809	—
Total expenses	135,913	134,560

Earnings from operations	6,262	36,381

Interest expense, net	(7,781)	(10,858)
Foreign currency, net	4,709	(2,531)
Net finance costs	(3,072)	(13,389)

Earnings before income taxes and earnings from unconsolidated companies	3,190	22,992

Provision for income taxes	(7,336)	(6,665)

(Losses)/earnings before earnings from unconsolidated companies	(4,146)	16,327

Earnings from unconsolidated companies, net of tax of $573 and $1,574	1,439	4,224

Net (losses)/earnings from continuing operations	(2,707)	20,551

Losses from discontinued operations, net of tax	(10,308)	(14,172)

Net (losses)/earnings	$(13,015)	$6,379

Basic net (losses)/earnings per share:
Net (losses)/earnings from continuing operations	$(0.04)	$0.48
Net losses from discontinued operations	(0.13)	(0.33)
Net(losses)/earnings	$(0.17)	$0.15

Diluted net (losses)/earnings per share:
Net (losses)/earnings from continuing operations	$(0.04)	$0.48
Net losses from discontinued operations	(0.13)	(0.33)
Net (losses)/earnings	$(0.17)	$0.15

Dividends per share	$—	$0.025

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Nine months ended September 30,	2009	2008
(Dollars in thousands, except per share amounts)

Revenue	$352,389	$445,454

Expenses:
Depreciation and amortization	29,992	27,609
Operating	174,896	212,543
Selling, general and administrative	120,389	134,546
Impairment of goodwill and fixed assets	16,857	—
Total expenses	342,134	374,698

Earnings from operations	10,255	70,756

Interest expense, net	(24,588)	(33,546)
Foreign currency, net	487	2,131
Net finance costs	(24,101)	(31,415)

(Losses)/earnings before income taxes and earnings from unconsolidated companies	(13,846)	39,341

Provision from income taxes	(8,255)	(12,830)

(Losses)/earnings before earnings from unconsolidated companies	(22,101)	26,511

Earnings from unconsolidated companies, net of tax of $1,755 and $4,194	4,607	14,129

Net (losses)/earnings from continuing operations	(17,494)	40,640

Losses from discontinued operations, net of tax	(34,473)	(19,135)

Net (losses)/earnings	$(51,967)	$21,505

Basic net (losses)/earnings per share:
Net (losses)/earnings from continuing operations	$(0.27)	$0.96
Net losses from discontinued operations	(0.53)	(0.45)
Net (losses)/earnings	$(0.80)	$0.51

Diluted net (losses)/earnings per share:
Net (losses)/earnings from continuing operations	$(0.27)	$0.96
Net losses from discontinued operations	(0.53)	(0.45)
Net (losses)/earnings	$(0.80)	$0.51

Dividends per share	$—	$0.075

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net (losses)/earnings	$(51,967)	$21,505
Less: losses from discontinued operations, net of tax	34,473	19,135
Net (losses)/earnings from continuing operations	(17,494)	40,640
Adjustments to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation and amortization	29,992	27,609
Amortization and write-off of finance costs	2,473	2,426
Impairment losses	16,857	—
Undistributed earnings of affiliates	(6,871)	(9,241)
Stock-based compensation	3,237	2,212
Change in deferred tax	2,568	(793)
Losses from disposals of fixed assets	1,488	560
Unrealized foreign exchange loss/(gain)	2,765	(1,293)
(Decrease)/increase in provision for uncertain tax positions	(4,068)	862
Other non-cash items	(172)	392
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(13,912)	(12,842)
Decrease/(increase)in inventories	636	(2,471)
Increase in real estate assets	(23,728)	(26,402)
Increase in payables, accrued liabilities and deferred revenue	30,463	33,349
Dividends received from unconsolidated companies	1,064	4,140

Total adjustments	42,792	18,508

Net cash provided by operating activities from continuing operations	25,298	59,148
Net cash used in operating activities from discontinued operations	(5,757)	(5,114)

Net cash provided by operating activities	19,541	54,034

Cash flows from investing activities:
Capital expenditures	(65,590)	(76,751)
Acquisitions and investments, net of cash acquired	(183)	(3,261)
Increase in restricted cash	(4,621)	(6,638)
Proceeds from sale of subsidiaries and fixed assets	28,215	158

Net cash used in investing activities from continuing operations	(42,179)	(86,492)
Net cash used in investing activities from discontinued operations	(840)	(3,956)

Net cash used in investing activities	(43,019)	(90,448)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Nine months ended September 30,	2009	2008
	(Dollars in thousands)
Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	(39,754)	31,514
Issuance of common shares	140,915	—
Stock options exercised	15	193
Issuance of long-term debt	34,854	4,659
Principal payments under long-term debt	(39,175)	(25,899)
Payment of common share dividends	—	(3,185)

Net cash provided by financing activities from continuing operations	96,855	7,282
Net cash used in financing activities from discontinued operations	(25,578)	(764)

Net cash provided by financing activities	71,277	6,518

Effect of exchange rate changes on cash and cash equivalents	2,229	(1,966)

Net increase/(decrease) in cash and cash equivalents	50,028	(31,862)

Cash and cash equivalents at beginning of period (includes $1,282 (2009), $3,789 (2008) of discontinued operations cash)	65,884	90,925

Cash and cash equivalents at end of period (includes $988 (2009), $900 (2008) of discontinued operations cash)	$115,912	$59,063

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)	Non- controlling Interests

Balance, January 1, 2008	$—	$424	$181	$515,307	$302,369	$30,431	$(181)		$1,780
Stock-based compensation	—	—	—	2,212	—	—	—		—
Stock options exercised	—	1	—	192	—	—	—		—
Dividends on common shares	—	—	—	—	(3,185)	—	—		—
Comprehensive income:
Net earnings	—	—	—	—	21,505	—	—	$21,505	247
Other comprehensive income	—	—	—	—	—	(29,532)	—	(29,532)	(5)
								$(8,027)
Balance, September 30, 2008	$—	$425	$181	$517,711	$320,689	$899	$(181)		$2,022

Balance, January 1, 2009	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)		$1,571
Issuance of Class A common shares in public offering, net of issuance costs	—	259	—	140,656	—	—	—		—
Stock options exercised	—	—	—	15	—	—	—		—
Stock-based compensation	—	—	—	3,237	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(51,967)	—	—	$(51,967)	12
Other comprehensive income	—	—	—	—	—	18,263	—	18,263	(14)
								$(33,704)
Balance, September 30, 2009	$—	$769	$181	$714,635	$219,604	$(41,947)	$(181)		$1,569

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.         Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor. “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN,” “EITF” or “FSP” means an accounting interpretation of the FASB. “ASC” means Accounting Standards Codification of the FASB and “ASU” means Accounting Standards Update of the FASB.

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

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except for the implementation of ASU 2009-01, ASC 815-10-50 (formerly SFAS No. 161), ASC 810-10-45 (formerly SFAS No. 160), ASC 805 (formerly SFAS No. 141(R)), ASC 350 (formerly FSP FAS 142-3), ASC 820-10 (formerly SFAS No. 157 for nonfinancial assets and liabilities), ASC 855-10 (formerly SFAS No. 165), ASC 820-10 (formerly FSP FAS 157-4), and ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1).

ASU 2009-01

Effective July 1, 2009, OEH has implemented ASU 2009-01, Topic 105 - GAAP Amendments based on SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The statement establishes the codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements and revises the framework for selecting the accounting principles to be used.

ASC 815-10-50 (formerly SFAS No. 161)

ASC 815-10-50, “Derivatives and Hedging – Overall – Disclosures” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”), amends and expands the previous disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. OEH has implemented the standard by adding the required disclosures.

OEH records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether OEH has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecast transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged forecast transactions in a cash flow hedge. OEH may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or OEH elects not to apply hedge accounting.

ASC 810-10-45 (formerly SFAS No. 160)

Effective January 1, 2009, OEH has implemented ASC 810-10-45, “Consolidation – Overall – Other Presentation” (formerly SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”). Non-controlling interests have been classified as a component of equity for all periods presented and the statements of consolidated equity have been amended accordingly. No further disclosures have been made as the impact on the statements of consolidated operations from the non-controlling interests is not deemed material.

ASC 855-10-50 (formerly SFAS No. 165)

Effective June 15, 2009, OEH has implemented ASC 855-10-50, “Subsequent Events – Disclosure” (formerly SFAS No. 165, “Subsequent Events”). The date through which subsequent events have been evaluated has been disclosed (see Note 19).

ASC 805 (formerly SFAS No. 141(R)), ASC 350 (formerly FSP FAS 142-3), ASC 820-10 (formerly SFAS No. 157 for nonfinancial assets and liabilities), ASC 820-10 (formerly FSP FAS 157-4), and ASC 825-10 (formerly FSP FAS 107-1 and APB 28-10).

The implementation of ASC 805, “Business Combinations” (formerly SFAS No. 141(R), “Business Combinations”), ASC 350, “Intangibles – Goodwill and Other” (formerly FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”), ASC 820-10, “Fair Value Measurements and Disclosures – Overall” (formerly SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities), ASC 820-10,(formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) and ASC 820-10 (formerly FSP FAS 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments”) has not resulted in any material impact to the financial statements as of September 30, 2009 and for the nine months then ended.

Recent accounting pronouncements

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”, which provides clarification on techniques to be used to measure fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The standard is effective for the first reporting period beginning after issuance (i.e. for OEH the three months ending December 31, 2009). OEH is in the process of determining the effects of the adoption of this standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet incorporated into the FASB Codification), which changes how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The standard will require a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. The standard is effective from January 1, 2010. OEH is in the process of determining the effects of the adoption of this standard on its consolidated financial statements.

(b) Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended September 30,	2009	2008

Basic	76,836	42,470
Effect of dilution	—	90
Diluted	76,836	42,560

Nine months ended September 30,	2009	2008

Basic	65,082	42,468
Effect of dilution	—	135
Diluted	65,082	42,603

For the three months ended September 30, 2009 and the nine months ended September 30, 2009, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH made a net loss in both periods and the effect of their inclusion would be anti-dilutive. For the three months ended September 30, 2008 and the nine months ended September 30, 2008, the effect of anti-dilutive share options and share-based awards has been excluded from the calculation of the diluted weighted average number of shares.

The average number of share options and share-based awards excluded was as follows:

Three months ended September 30,	2009	2008

Share options	1,620,509	580,452
Share-based awards	520,061	59,365
	2,140,570	639,817

Nine months ended September 30,	2009	2008

Share options	1,257,677	575,095
Share-based awards	425,476	59,324
	1,683,153	634,419

The numbers of stock options and share-based awards at September 30, 2009 was 2,131,432 (September 30, 2008 – 651,315).

(c)   Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. This interest income amounted to $nil and $3,078,000 for the three months ended September 30, 2009 and 2008, respectively, and $nil and $9,082,000 for the nine months ended September 30, 2009 and 2008, respectively. See Note 3 regarding consolidation of Charleston Center LLC effective December 31, 2008.

2.         Discontinued operations

(a) Lapa Palace Hotel sale

On June 2, 2009, OEH sold its shares in the Lapa Palace Hotel owning company in Lisbon, Portugal for a cash consideration of $41,983,000. Of that consideration $26,287,000 has been received in cash on the date of sale, and the remaining $15,696,000 has been deferred until 2010 and is secured by a Portuguese bank guarantee. The disposal resulted in a gain on sale of $5,006,000.

The following is a summary of the net assets sold and gain on sale (dollars in thousands):

June 2, 2009

Cash	$1,303
Property, plant and equipment, net	43,333
Net working capital deficit	(281)
Loans	(715)
Deferred taxation	(965)
Net assets	42,675
Reversal of foreign currency translation gain	(6,719)
35,956
Consideration:
Cash	26,287
Deferred, discounted to present value	15,394
Less: costs to sell	(719)
40,962

Gain on sale	$5,006

Results of discontinued operations of the Lapa Palace Hotel are as follows (dollars in thousands):

Three months ended September 30,	2009	2008

Revenue	$—	$3,505

Gain before tax and gain on sale	$—	$295
Gain on sale	—	—
Income before tax	—	295
Tax	—	(21)
Net gain from discontinued operations	$—	$274

Nine months ended September 30,	2009	2008

Revenue	$2,860	$10,335

(Loss)/ gain before tax and gain on sale	$(827)	$594
Gain on sale	5,006	—
Income before tax	4,179	594
Tax	—	(21)
Net gain from discontinued operations	$4,179	$573

(b) Assets held for sale: Windsor Court Hotel, Bora Bora Lagoon Resort and La Cabana

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort. The asset is being actively marketed and is expected to be disposed of within a year. During the second quarter of 2009, OEH decided to sell Windsor Court Hotel and entered into a sale agreement in July 2009. The sale was completed in October 2009. During the third quarter of 2009, OEH decided to sell or close La Cabana restaurant. The asset is being actively marketed and is expected to be disposed of within a year.

The hotels and the restaurant have been classified as held for sale and their results have been presented as discontinued operations for all the interim periods presented.

For the nine months ended September 30, 2009, an impairment loss of $21,549,000 was recognized on the re-measurement of Windsor Court Hotel which reduced the carrying amount of the hotel assets to fair value less costs to sell, offset by a related tax credit of $7,146,000. For the nine months ended September 30, 2009, impairment losses were recognized for Bora Bora Lagoon Resort tangible assets of $16,510,000, of which $4,510,000 was recorded in the three months ended September 30, 2009 to reflect the level of offers being received for the purchase of the hotel.  An impairment loss of $5,368,000 was recognized for La Cabana tangible assets, to reflect the level of offers being received on the restaurant.

Summarized operating results of the hotels and the restaurant held for sale are as follows (dollars in thousands):

Three months ended September 30,	2009	2008

Revenue	$7,288	$7,145

Loss before tax and impairment	$(393)	$(2,446)
Impairment loss	(9,915)	(12,000)
Loss before tax	(10,308)	(14,446)
Tax	—	—
Net loss from discontinued operations	$(10,308)	$(14,446)

Nine months ended September 30,	2009	2008

Revenue	$23,187	$25,754

Loss before tax and impairment	$(2,371)	$(7,708)
Impairment loss	(43,427)	(12,000)
Loss before tax	(45,798)	(19,708)
Tax	7,146	—
Net loss from discontinued operations	$(38,652)	$(19,708)

Assets and liabilities of the hotels and the restaurant that have been classified as held for sale consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008

Current assets	$10,693	$9,923
Other assets	3,246	1,505
Property, plant and equipment, net of depreciation	58,519	142,610
Goodwill	2,513	2,169
Total assets held for sale	$74,971	$156,207

Liabilities held for sale	$42,775	$78,837

Prior year comparatives included balances of Lapa Palace Hotel, which was sold in June 2009: $1,547,000 of current assets, $1,016,000 of other assets, $42,761,000 of fixed assets and $19,921,000 of liabilities.

3.                            Consolidation of variable interest entity – Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  It has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel at December 31, 2008, OEH concluded that the hotel no longer qualified for certain scope exemptions under ASC 810, “Consolidation” (formerly FIN 46(R), “Consolidation of Variable Interest Entities”), because OEH’s share of loans provided to the hotel had increased and OEH provided a majority of subordinated financial support.  OEH further concluded that OEH is the primary beneficiary of the variable interest entity because it is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the entity effective December 31, 2008. Previously the entity had been accounted for under the equity method of accounting.

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

4.         Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Land and buildings	$1,277,521	$1,198,253
Machinery and equipment	186,571	185,545
Fixtures, fittings and office equipment	199,168	168,715
River cruiseship and canalboats	19,311	13,223
	1,682,571	1,565,736
Less: accumulated depreciation	(250,578)	(212,740)
	$1,431,993	$1,352,996

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Freehold and leased land and buildings	$16,112	$15,535
Machinery and equipment	2,718	2,189
Fixtures, fittings and office equipment	3,028	2,877
	21,858	20,601
Less: accumulated depreciation	(4,941)	(4,096)
	$16,917	$16,505

In the three months ended September 30, 2009, OEH identified a non-cash property, plant and equipment impairment charge of $9,809,000 in respect of the Lilianfels Blue Mountains hotel. The carrying value of the assets was written down to the fair value based on the management’s best estimate.

For the nine months ended September 30, 2009, OEH capitalized interest in the amount of $4,067,000 in property, plant and equipment. For the year ended December 31, 2008, OEH capitalized interest in the amount of $7,628,000 in property, plant and equipment.

5.             Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2009	$146,381	$7,673	$154,054
Goodwill impairment (from continuing operations)	(6,835)	—	(6,835)
Foreign currency translation adjustment	1,993	248	2,241
Balance as at September 30, 2009	$141,539	$7,921	$149,460

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

During the first quarter of 2009, OEH completed its 2008 impairment analysis and identified a non-cash goodwill impairment charge of $6,835,000 in addition to the estimated impairment loss included in its annual December 31, 2008 results, as follows (dollars in thousands):

Miraflores Park	$3,208
Casa de Sierra Nevada	2,805
Observatory Hotel	274
Lilianfels Blue Mountains	548
$6,835

In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $7,048,000 in the nine months ended September 30, 2009.

6.             Other intangible assets

(Dollars in thousands)

	September 30, 2009
Amortized intangible assets	Carrying amount	Accumulated amortization	Net book value
Favorable lease	$12,825	$1,104	$11,721
Internet sites	2,282	308	1,974
Total	$15,107	$1,412	$13,695

Unamortized intangible assets
Tradename			$7,100

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended September 30, 2009 was $118,000 (2008 — $89,000).  Amortization expense for the nine months ended September 30, 2009 was $288,000 (2008 — $259,000).  Estimated amortization expense for each of the years ended December 31, 2009 to December 31, 2013 is $340,000.

7.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	September 30, 2009	December 31, 2008
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 11 years, with a weighted average interest rate of 3.47% and 5.05% , respectively, primarily based on LIBOR	$817,396	$783,192
Obligations under capital lease	12,742	13,573
	830,138	796,765
Less: current portion	(170,074)	(138,813)
	$660,064	$657,952

Long-term debt at September 30, 2009 includes $79,509,000 (December 31, 2008 - $79,626,000) of debt at Charleston Center LLC. This debt is non-recourse to OEH, and the separate assets and liabilities of Charleston Place Hotel are not available to pay the debts of OEH and do not constitute obligations of OEH.

Of the current portion of long-term debt $116,145,000 (December 31, 2008 - $105,373,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Certain credit agreements of OEH have restrictive covenants.  At September 30, 2009, OEH was in compliance with all financial covenants that applied to OEH, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under OEH’s largest bank-syndicated loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at September 30, 2009 (dollars in thousands):

Year ending December 31,

2010	$7,871
2011	463,950
2012	109,134
2013	16,251
2014 and thereafter	62,858
$660,064

The fair value of the debt at September 30, 2009 has been estimated in the amount of $759,669,000.

In April 2009, OEH closed a $30,000,000 secured construction loan for its Porto Cupecoy residential mixed-use development project on the Dutch side of St. Martin, French West Indies.  OEH has drawn $21,437,000 of this loan.

In July 2009, OEH completed an A$20,000,000 ($16,000,000) refinancing of its two Australian properties. The margin on the three-year loan is at a rate of 2.5% over the Australian dollar lending rate.

8.             Other liabilities

Other liabilities are $1,505,000 of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,763,000 of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint venture operation (see Note 18), $4,886,000 in respect of interest rate swaps (see Note 17), $12,790,000 of long-term accrued interest at Charleston Place Hotel and $94,000 due in respect of a stock appreciation rights plan (see Note 13).

9.             Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to the income taxes imposed by jurisdictions in which OEH conducts business other than Bermuda.

OEH recorded a tax provision for the three months ended September 30, 2009 of $7,336,000 compared to a provision of $6,665,000 for the corresponding period in 2008. OEH’s current tax charge for the three months ended September 30, 2009 was $2,029,000 compared to a charge of $9,448,000 in 2008.

Cumulatively, OEH recorded a tax provision for the nine months ended September 30, 2009 of $8,255,000 compared to a provision of $12,830,000 for the corresponding period in 2008. OEH’s current tax charge for the nine months ended September 30, 2009 was $9,738,000 compared to a charge of $14,515,000 in 2008.

For the nine months ended September 30, 2009, the provision for income taxes included a current tax charge of $2,249,000 and a deferred tax charge of $3,221,000 arising in Italy in connection with the closure of a tax audit in respect of the 2004, 2005 and 2006 tax years. OEH had previously included a liability of $4,960,000 within its provision under ASC 740, “Income Taxes” (formerly FIN 48, “Accounting for Uncertainty of Income Taxes”), in respect of these uncertain tax positions. After releasing this provision the net impact on the provision for income taxes in the nine months ended September 30, 2009 was $510,000. The $2,249,000 current tax liability is payable in 12 quarterly instalments of approximately $187,000 each, which commenced in July 2009. At September 30, 2009, payments totalling $187,000 have been made.

OEH’s tax provision for the three months ended September 30, 2009 included a tax charge of $315,000 (2008 — $156,000) in respect of an increase in the provision under ASC 740, of which $157,000 (2008 - $148,000) relates to interest and penalty costs associated with the uncertain tax positions.  OEH’s tax provision for the nine months ended September 30, 2009 included a net tax benefit of $4,068,000 (2008 — tax charge of $862,000) in respect of a reduction in the provision, including a charge of $428,000 (2008 - $744,000) that related to the potential interest and penalty costs. As described in the preceding paragraph, the ASC 740 tax benefits include a benefit of $4,960,000 related to the Italian tax audits.

At September 30, 2009, OEH had recognized a $7,430,000 provision (December 31, 2008 - $11,493,000) in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the ASC 740 provision will decrease by approximately $1,000,000 as a result of the resolution of tax positions in certain jurisdictions in which OEH operates.

Earnings from unconsolidated companies are reported net of tax in the statements of consolidated operations.  The tax provision applicable to these unconsolidated companies in the three months ended September 30, 2009 was $573,000, compared to a provision of $1,574,000 in the corresponding period in 2008. The cumulative tax provision applicable to unconsolidated subsidiaries in the nine months ended September 30, 2009 was $1,755,000 compared to a provision of $4,194,000 in the nine months ended September 30, 2008.

10.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands):

Three months ended September 30,	2009	2008

Service cost	$—	$—
Interest cost	261	296
Expected return on plan assets	(170)	(282)
Amortization of net loss	163	114
Net periodic benefit cost	$254	$128

Nine months ended September 30,	2009	2008

Service cost	$—	$—
Interest cost	736	917
Expected return on plan assets	(478)	(872)
Amortization of net loss	459	354
Net periodic benefit cost	$717	$399

As reported in Note 11 to the financial statements in the Company’s 2008 Form 10-K annual report, OEH expected to contribute $1,097,000 to its defined benefit pension plan in 2009.  As of September 30, 2009, $986,000 of contributions had been made.  OEH anticipates contributing an additional $409,000 to fund its defined benefit pension plan in 2009 for a total of $1,395,000.

11.          Supplemental cash flow information

 (Dollars in thousands)

Nine months ended September 30,	2009	2008

Cash paid for:
Interest	$25,764	$36,262
Income taxes	$8,177	$12,820

In conjunction with acquisitions in the nine months ended September 30, 2008, liabilities were assumed as follows (dollars in thousands):

Nine months ended September 30,	2009	2008

Fair value of assets acquired	$—	$3,261
Cash paid	—	(3,261)
Liabilities assumed	$—	$—

Restricted cash

Restricted cash of $17,845,000 at September 30, 2009 and $13,224,000 at December 31, 2008 consisted mainly of the Porto Cupecoy escrow account. Cash received for residential condominium purchases at Porto Cupecoy is held in escrow and released to OEH when the next phase of construction is completed. At September 30, 2009, the Porto Cupecoy escrow account balance amounted to $10,303,000 (December 31, 2008 — $8,168,000).

12.          Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments	$(18,657)	$(40,851)
Derivative financial instruments	(12,592)	(8,633)
Pension liability, net of tax of $3,106 and $3,106	(10,698)	(10,726)
	$(41,947)	$(60,210)

The components of comprehensive income/(loss) are as follows (dollars in thousands):

Nine months ended September 30,	2009	2008

Net (loss)/earnings on common shares	$(51,967)	$21,505
Foreign currency translation adjustments	28,913	(28,994)
Foreign currency translation adjustments relating to Lapa Palace	(6,719)	—
Change in fair value of derivatives	(3,959)	(538)
Change in pension liability, net of tax of $nil and $nil	28	—
Comprehensive loss	$(33,704)	$(8,027)

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

On June 8, 2009, OEH awarded under the 2009 Plan stock options on 631,900 class A common shares at an exercise price of $8.38 per share vesting in June 2012, deferred shares covering 21,265 class A common shares vesting in February 2012 without performance criteria, and deferred shares covering 926 class A common shares vesting in March 2012 with performance criteria related to total shareholder return and earnings before tax.

On July 21, 2009, OEH awarded under the 2009 Plan stock options on 5,000 class A common shares at an exercise price of $7.71 per share vesting in July 2012.

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

The fair value of grants issued in the nine months ended September 30, 2009 was $4,435,000 (2008-$1,780,000).

The weighted-average fair value of the stock options issued under the 2009 Plan on the grant date was $4.17 per share.

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

The total compensation related to unvested awards outstanding at September 30, 2009, to be recognized over the period October 1, 2009 to September 30, 2012, is $6,500,000.

In addition to the above, on January 20, 2009, OEH awarded 65,415 stock appreciation rights (SARs) under its 2007 Stock Appreciation Rights Plan at an exercise price of $6.50 per share vesting in January 2012. The SARs have been recorded as liabilities with a fair value of $94,000 at September 30, 2009.

14.          Fair values of financial instruments and non-financial assets

Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

The carrying amount of cash and cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments.

The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities.

The estimated fair values of OEH’s financial instruments are as follows (dollars in thousands):

	September 30, 2009
	Carrying amount	Fair value
Cash and cash equivalents	$114,924	$114,924
Working capital facilities	$8,402	$8,402
Long-term debt, including current portion, excluding obligations under capital leases	$817,396	$759,669

Fair values of non-financial assets measured on a non-recurring basis (dollars in thousands):

		Fair value measurements using
		Quoted prices
		in active	Significant		Total losses
	Fair Value	markets for	other	Significant	for nine
	At	identical	observable	unobservable	months ended
	September	assets	inputs	inputs	September
	30, 2009	(Level 1)	(Level 2)	(Level 3)	30, 2009
Assets of discontinued operations held for sale	$74,971	$—	$74,971	$—	$(43,427)
Property, plant and equipment,net	$18,079	$—	$18,079	$—	$(9,809)
Goodwill	$—	$—	$—	$—	$(6,835)
Other intangible assets	$—	$—	$—	$—	$(213)

Assets of discontinued operations held for sale with a carrying amount of $118,398,000 were written down to their fair value less cost to sell, resulting in a loss of $43,427,000 which was included in losses from discontinued operations for the period (see Note 2).

Property, plant and equipment with a carrying amount of $27,888,000 was written down to its fair value of $18,079,000, resulting in an impairment charge of $9,809,000 which was included in earnings from continuing operations for the period (see Note 4).

Goodwill with a carrying amount of $6,835,000 was written down to its implied fair value of nil, resulting in an impairment charge of $6,835,000 which was included in earnings from continuing operations for the period (see Note 5).

Also other intangible assets with a carrying amount of $213,000 were written down to their fair value of nil, resulting in an impairment charge of $213,000 which was included in earnings from continuing operations for the period (see Note 5).

15.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $51,948,000 at September 30, 2009 (December 31, 2008 - $76,606,000), including $43,000,000 (December 31, 2008 - $53,000,000) in respect of the New York Public Library contracts referred to in the next paragraph. Additionally, outstanding contracts for project related costs on the Porto Cupecoy development were approximately $13,957,000 at September 30, 2009 (December 31, 2008 - $31,960,000).

As reported in the Company’s 2008 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell Library branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the New York Public Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH has already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library.  OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.

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

	Three months ended September 30,	2009	2008

	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	$67,535	$88,117
	- North America	19,897	13,184
	- Rest of world	29,113	33,437
	Hotel management/part ownership interests	1,109	2,426
	Restaurants	2,151	2,899
		119,805	140,063
	Tourist trains and cruises	20,682	27,424
	Real estate	1,688	3,454
		$142,175	$170,941

	Three months ended September 30,	2009	2008

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	$4,010	$4,267
	- North America	3,563	1,390
	- Rest of world	2,516	2,272
	Restaurants	187	236
		10,276	8,165
	Tourist trains and cruises	765	766
		$11,041	$8,931

	Segment EBITDA:
Owned hotels	- Europe	$25,595	$35,905
	- North America	(68)	300
	- Rest of world	4,704	6,681
	Hotel management/part ownership interests	(141)	4,664
	Restaurants	(494)	(269)
	Tourist trains and cruises	7,686	10,247
	Real estate	(740)	(223)
	Impairment of goodwill and fixed assets	(9,809)	—
	Central overheads	(7,418)	(6,195)
		$19,315	$51,110

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$19,315	$51,110
	Less:
	Depreciation and amortization	11,041	8,931
	Interest expense, net	7,781	10,858
	Foreign currency, net	(4,709)	2,531
	Provision for income taxes	7,336	6,665
	Share of provision for income taxes of unconsolidated companies	573	1,574
	(Losses)/earnings from continuing operations	$(2,707)	$20,551

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$(903)	$1,228
	Tourist trains and cruises	2,342	2,996
		$1,439	$4,224
	Capital expenditure:
Owned hotels	- Europe	$120	$5,028
	- North America	10,885	5,300
	- Rest of world	5,640	9,970
	Restaurants	200	260
	Tourist trains and cruises	6,120	169
	Real estate	1,802	7,172
		$24,767	$27,899

	Nine months ended September 30,	2009	2008

	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	$133,212	$194,100
	- North America	75,877	49,772
	- Rest of world	85,278	105,044
	Hotel management/part ownership interests	3,377	8,251
	Restaurants	8,717	12,162
		306,461	369,329
	Tourist trains and cruises	44,240	64,145
	Real estate	1,688	11,980
		$352,389	$445,454

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	$11,832	$13,089
	- North America	8,693	4,167
	- Rest of world	6,782	6,938
	Restaurants	563	741
		27,870	24,935
	Tourist trains and cruises	2,122	2,674
		$29,992	$27,609
	Segment EBITDA:
Owned hotels	- Europe	$37,357	$65,277
	- North America	11,957	8,936
	- Rest of world	17,253	23,061
	Hotel management/part ownership interests	1,774	17,618
	Restaurants	31	1,516
	Tourist trains and cruises	15,983	21,616
	Real estate	(1,533)	(1,183)
	Impairment of goodwill and fixed assets	(16,857)	—
	Central overheads	(19,356)	(20,153)
		$46,609	$116,688

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$46,609	$116,688
	Less:
	Depreciation and amortization	29,992	27,609
	Interest expense, net	24,588	33,546
	Foreign currency, net	(487)	(2,131)
	Provision for income taxes	8,255	12,830
	Share of provision for income taxes of unconsolidated companies	1,755	4,194
	(Losses)/earnings from continuing operations	$(17,494)	$40,640

	Nine months ended September 30,	2009	2008

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$(1,161)	$7,288
	Tourist trains and cruises	5,768	6,841
		$4,607	$14,129
	Capital expenditure:
Owned hotels	- Europe	$14,892	$28,247
	- North America	19,260	15,311
	- Rest of world	18,768	18,263
	Restaurants	244	532
	Tourist trains and cruises	7,861	3,145
	Real estate	4,565	11,253
		$65,590	$76,751

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended September 30,	2009	2008
Revenue:
Europe	$87,420	$113,878
North America	23,736	21,305
Rest of world	31,019	35,758
	$142,175	$170,941

Nine months ended September 30,	2009	2008
Revenue:
Europe	$175,647	$253,116
North America	86,282	79,277
Rest of world	90,460	113,061
	$352,389	$445,454

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $8,461,000 will be reclassified as an increase to interest expense. During the nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of September 30, 2009, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional Amount

Interest Rate Swap		€165,000,000
Interest Rate Swaps		$181,250,000
Interest Rate Swaps	A$	20,000,000

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. As of September 30, 2009, OEH had one interest rate swap with a €24,700,000 ($36,318,000) notional amount that was a non-designated hedge of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of September 30, 2009 (dollars in thousands):

	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value as of Sept 30, 2009	Fair Value as of December 31, 2008
Derivatives designated as hedging instruments
Interest Rate Swaps	Other assets	$128	$—
Interest Rate Swaps	Accrued liabilities	(9,547)	(1,980)
Interest Rate Swaps	Other liabilities	(4,351)	(6,803)
Total		$(13,770)	$(8,783)

Derivatives not designated as hedging instruments
Interest Rate Swap	Accrued liabilities	$(1,196)	$(1,670)
Interest Rate Swap	Other liabilities	(535)	(2,228)
Total		$(1,731)	$(3,898)

The tables below (in which “OCI” means other comprehensive income) present the effect of OEH’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

Three months ended September 30,	2009	2008

Derivatives in cash flow hedging relationship	Interest rate swaps	Interest rate swaps
Amount of loss recognized in OCI (effective portion), net of tax	$(4,881)	$(3,716)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,200)	$(255)
Location of (loss)/gain recognized in income on derivatives (ineffective portion)	Interest expense	Interest expense
Amount of (loss)/gain recognized in income on derivatives (ineffective portion)	$(20)	$6

Derivatives not designated as hedging instruments	Interest rate swap	Interest rate swap
Location of loss recognized in income	Interest expense	Interest expense
Amount of loss recognized in income	$(328)	$(171)

Nine months ended September 30,	2009	2008

Derivatives in cash flow hedging relationship	Interest rate swaps	Interest rate swaps
Amount of loss recognized in OCI (effective portion), net of tax	$(8,560)	$(335)
Location of loss reclassified from accumulated OCI into income (effective portion)	Interest expense	Interest expense
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(4,586)	$(44)
Location of loss recognized in income on derivatives (ineffective portion)	Interest expense	Interest expense
Amount of loss recognized in income on derivatives (ineffective portion)	$(20)	$(125)

Derivatives not designated as hedging instruments	Interest rate swap	Interest rate swap
Location of (loss)/gain recognized in income	Interest expense	Interest expense
Amount of (loss)/gain recognized in income	$(1,004)	$235

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain a provision under which if OEH defaults on any of its indebtedness, then OEH could also be declared in default in respect of its derivative obligations.

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $16,041,000. As of September 30, 2009, OEH has posted cash collateral of $3,710,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $16,041,000.

ASC 825-10 disclosures

The following table summarizes the valuation of OEH’s financial assets and liabilities by the fair value hierarchy at September 30, 2009 (dollars in thousands):

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$128	$—	$128
Total assets	$—	$128	$—	$128
Liabilities at fair value:
Derivative financial instruments	$—	$15,629	$—	$15,629
Total liabilities	$—	$15,629	$—	$15,629

The tables below present a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (dollars in thousands):

	Beginning balance at January 1, 2009	Transfers into Level 3	Realized losses included in earnings	Unrealized gains included in other comprehensive income	Settle- ments	Ending balance at September 30, 2009
Liabilities at fair value:
Derivative financial instruments	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—
Total liabilities	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—

There were no movements in Level 3 derivatives during the three months ended September 30, 2009, and there were no derivatives classified as Level 3 derivatives as at September 30, 2009 or June 30, 2009.

The amount of total losses included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held at September 30, 2009 was $nil for the three months ended September 30, 2009 and $15,000 for the nine months ended September 30, 2009.

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers into Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.  During the nine months ended September 30, 2009, OEH transferred certain derivative instruments due to decreased significance of unobservable inputs used to estimate the fair value of these securities.

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

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $88,145,000 at September 30, 2009 and $83,403,000 at December 31, 2008, both liabilities. Amounts recorded in other comprehensive income were $3,982,000 loss for the three months ended September 30, 2009 and $8,142,000 gain for the three months ended September 30, 2008, and a $4,742,000 loss for the nine months ended September 30, 2009 and $2,663,000 gain for the nine months ended September 30, 2008.

18.  Related party transactions

OEH guarantees a $3,000,000 bank loan to Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due to OEH by Eastern and Oriental Express Ltd. at September 30, 2009 was $825,000 (December 31, 2008 - $1,290,000).

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge and Las Casitas del Colca owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended September 30, 2009, OEH earned management and guarantee fees of $1,788,000 (2008 - $2,259,000) and loan interest of $nil (2008 - $13,000) which are recorded in revenue. For the nine months ended September 30, 2009, OEH earned management and guarantee fees of $4,943,000 (2008 - $5,973,000) and loan interest of $nil (2008 - $44,000) which are recorded in revenue. The amount due to OEH from its joint venture Peruvian operations at September 30, 2009 was $5,417,000 (December 31, 2008 - $6,502,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended September 30, 2009, OEH earned $234,000 (2008 - $354,000) in management fees, which are included in revenue. For the nine months ended September 30, 2009, OEH earned $787,000 (2008 - $1,202,000) in management fees, which are included in revenue. The amount due to OEH from the Hotel Ritz, Madrid, at September 30, 2009 was $8,276,000 (December 31, 2008 - $1,883,000).

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

19.  Subsequent events

OEH has evaluated subsequent events up to November 6, 2009, the date the financial statements are issued.

On October 2, 2009, OEH sold Windsor Court Hotel, New Orleans, for cash consideration of $44,250,000.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

OEH has three business segments, namely (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development. Hotels currently consist of 39 deluxe hotels. Thirty-five of these hotels are wholly or majority owned (except Charleston Place Hotel), and are referred to in this discussion as “owned hotels.” As explained in Note 3 to the financial statements, OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel, which OEH manages and has consolidated into its financial statements effective December 31, 2008. The other four hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests.” Of the owned hotels, 11 are located in Europe, seven in North America and 17 in the rest of the world.

On June 2, 2009, OEH sold the Lapa Palace Hotel in Lisbon, Portugal at a price of $42.0 million, of which $15.7 million is deferred until 2010, which resulted in a gain of $5.0 million (or $0.08 per share). In June 2009, OEH decided to sell Windsor Court Hotel in New Orleans.  The sale of the property occurred on October 2, 2009 for cash consideration of $44.25 million. The operation of these two hotels was not material to OEH’s consolidated financial statements, and accordingly, pro forma data have not been presented. In December 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort.  The results of these three hotels have been presented as discontinued operations for all of the interim periods presented.

OEH currently owns and operates the restaurants ‘21’ Club in New York and La Cabana in Buenos Aires.  In September 2009, OEH decided to sell its investment in La Cabana restaurant and its results have been presented as discontinued operations for all the interim periods presented.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

For a discussion of OEH’s liquidity, see under the heading “Liquidity and Capital Resources” below. On May 4, 2009, the Company completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares including 3,375,000 shares covered by the underwriters’ over-allotment option in the offering which was exercised in full. OEH is using the net proceeds, approximately $140.9 million, primarily for debt reduction and general corporate purposes.

For a discussion of the impact of foreign exchange rate movements on OEH’s results of operations and financial condition and the change of application of accounting policy for Porto Cupecoy, see Item 7 — Management’s Discussion and Analysis in the Company’s 2008 Form 10-K annual report.

Results of Operations

Three months Ended September 30, 2009 compared to

Three months Ended September 30, 2008

OEH’s operating results for the three months ended September 30, 2009 and 2008, expressed as a percentage of revenue, were as follows:

Three months ended September 30,	2009	2008
	%	%

Revenue
Hotels and restaurants	84	82
Tourist trains and cruises	15	16
Real estate	1	2
	100	100
Expenses
Depreciation and amortization	8	5
Operating	50	46
Selling, general and administrative	31	28
Impairment of fixed assets	7	0
Net finance costs	2	8
Earnings before income taxes	2	13
Provision for income taxes	(5)	(4)
Earnings from unconsolidated companies	1	3
Net (losses)/earnings from continuing operations	(2)	12
Net losses from discontinued operations, net of tax	(7)	(8)
Net (losses)/earnings as a percentage of revenue	(9)	4

Segment net earnings before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended September 30, 2009 and 2008 are analyzed as follows (dollars in millions):

Three months ended September 30,	2009	2008

Segment EBITDA:
Owned hotels:
Europe	$25.6	$35.9
North America	(0.1)	0.3
Rest of the World	4.7	6.7
Hotel management interests	(0.1)	4.7
Restaurants	(0.5)	(0.3)
Tourist trains and cruises	7.7	10.2
Real estate	(0.8)	(0.2)
Impairment of fixed assets	(9.8)	0.0
Central overheads	(7.4)	(6.2)
Total segment EBITDA	$19.3	$51.1

The foregoing segment EBITDA reconciles to net (losses)/earnings as follows (dollars in millions):

Three months ended September 30,	2009	2008

Net (losses)/earnings	$(13.0)	$6.4
Add: Depreciation and amortization	11.0	8.9
Net finance costs	3.1	13.4
Provision for income taxes	7.3	6.7
Loss from discontinued operations, net of tax	10.3	14.1
Share of provision for income taxes of unconsolidated companies	0.6	1.6
Segment EBITDA	$19.3	$51.1

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

Operating information for OEH’s owned hotels for the three months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,
	2009	2008

Average Daily Rate (in dollars)
Europe	797	962
North America	273	308
Rest of the world	282	279
Worldwide	458	517

Rooms Available (in thousands)
Europe	82	82
North America	67	66
Rest of the world	119	109
Worldwide	268	257

Rooms Sold (in thousands)
Europe	48	55
North America	36	41
Rest of the world	55	66
Worldwide	139	162

Occupancy (percentage)
Europe	59	67
North America	54	62
Rest of the world	46	61
Worldwide	52	63

RevPAR (in dollars)
Europe	470	639
North America	147	193
Rest of the world	130	167
Worldwide	238	324

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	470	639	-26%	-18%
North America	193	282	-31%	-31%
Rest of the world	145	180	-19%	-18%
Worldwide	280	379	-26%	-20%

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
La Residence D’Angkor

Overview

The net loss for the three months ended September 30, 2009 was $13.0 million ($0.17 per common share) on revenue of $142.2 million, compared with net earnings of $6.4 million ($0.15 per common share) on revenue of $170.9 million in the third quarter of the prior year. OEH’s revenue in the current quarter was adversely affected by the global economic downturn. Costs continue to be under tight control.

Excluding discontinued operations, the net loss for the three months ended September 30, 2009 was $2.7 million compared with net earnings of $20.6 million in the three months ended September 30, 2008.

Revenue

Three months ended September 30,	2009	2008
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$67,535	$88,117
North America	19,897	13,184
Rest of the world	29,113	33,437
Hotel management/part ownership interests	1,109	2,426
Restaurants	2,151	2,899
	119,805	140,063
Tourist trains and cruises	20,682	27,424
Real estate	1,688	3,454
	$142,175	$170,941

Total revenue decreased by $28.7 million, or 17%, from $170.9 million in the three months ended September 30, 2008 to $142.2 million in the three months ended September 30, 2009.  Revenue in the three months ended September 30, 2009 included $10.0 million at Charleston Place Hotel, which is consolidated for the first time in the current year. The remaining hotels and restaurants revenue decreased by $30.3 million, or 22%, from $140.1 million in the three months ended September 30, 2008 to $109.8 million in the three months ended September 30, 2009.  Tourist trains and cruises revenue decreased by $6.7 million, or 25%, from $27.4 million for the three months ended September 30, 2008 to $20.7 million for the three months ended September 30, 2009.

The decrease in hotel revenue was due primarily to the combination of lower occupancy and lower average rates across the group.

The revenue from restaurants decreased by $0.7 million, or 26%, from $2.9 million in the three months ended September 30, 2008 to $2.2 million for the three months ended September 30, 2009.

For owned hotels overall, same store RevPAR in U.S. dollars decreased by 26% in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  Measured in local currencies this decrease was 20%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $20.6 million, or 23%, from $88.1 million for the three months ended September 30, 2008 to $67.5 million for the three months ended September 30, 2009. Difficult trading conditions across Europe caused average daily rates to fall by 17% from $962 in the three months ended September 30, 2008 to $797 in the three months ended September 30, 2009, and occupancy to fall from 66% in the three months ended September 30, 2008 to 59% in the three months ended September 30, 2009. On a same store basis, RevPAR in local currency decreased by 18%, and in U.S. dollars this translated into a decrease of 26%.

Exchange rate movements caused revenue to fall by $6.0 million in the three months ended September 30, 2009 compared with the same period in 2008.

North America

Revenue increased by $6.7 million, or 51%, from $13.2 million in the three months ended September 30, 2008 to $19.9 million in the three months ended September 30, 2009.  The 2009 revenue included $10.0 million at Charleston Place Hotel, which OEH consolidated from January 1, 2009 for the first time. The remainder of revenue in the North America region fell by $3.3 million, or 25%, in the three months ended September 30, 2009 to $9.9 million.

Following the outbreak of H1N1 (swine flu) in Mexico, occupancy at Maroma Resort & Spa declined from 48% in the three months ended September 30, 2008 to 22% in the same period in 2009. Revenue at this hotel fell by $1.7 million, or 59%, from $2.8 million in the three months ended September 30, 2008 to $1.1 million in the three months ended September 30, 2009.

On a same store basis, excluding Charleston Place Hotel, RevPAR decreased by 31%.  Average occupancy across the North American properties was 54% compared to 67% in the same period in 2008. Average daily rates fell by 15% from $421 in the three months ended September 30, 2008 to $359 in the three months ended September 30, 2009.

Rest of the World

Revenue decreased by $4.3 million, or 13%, from $33.4 million in the three months ended September 30, 2008 to $29.1 million in the three months ended September 30, 2009.  Exchange rate movements across the region were responsible for $1.5 million of the revenue fall and a decline in average room rates and occupancy caused overall revenue to drop by $2.8 million.

Revenue at OEH’s hotels in South America collectively decreased by $1.2 million, or 10%, from $12.5 million in the three months ended September 30, 2008 to $11.3 million in the three months ended September 30, 2009. Had exchange rates remained the same for the three months of 2009 compared to the three months of 2008, South American revenue would have decreased by $0.3 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Southern Africa revenue decreased by $2.8 million, or 29%, from $10.0 million in the three months ended September 30, 2008 to $7.2 million in the three months ended September 30, 2009. Revenue at OEH’s two Australian properties decreased by $0.4 million, or 6%, to $5.6 million in the three months ended September 30, 2009; $0.3 million, was due to the depreciation of the Australian dollar against the U.S. dollar.

The RevPAR on a same store basis for the Rest of the World region decreased by 18% in local currencies in the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  This translates to a 19% decrease when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $1.3 million from $2.4 million in the three months ended September 30, 2008 to $1.1 million in the three months ended September 30, 2009. The 2008 revenue included $0.9 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, revenue from hotel management and part ownership interests decreased by $0.5 million from $1.6 million in the three months ended September 30, 2008 to $1.1 million in the three months ended September 30, 2009.

Restaurants:  Revenue decreased by $0.7 million, or 26%, from $2.9 million in the three months ended September 30, 2008 to $2.2 million in the three months ended September 30, 2009.  La Cabana was accounted for as discontinued operations for the first time during the three months ended September 30, 2009 and was excluded from both years.

Trains and Cruises:  Revenue decreased by $6.7 million, or 25%, from $27.4 million in the three months ended September 30, 2008 to $20.7 million in the three months ended September 30, 2009.  Venice Simplon-Orient-Express revenue decreased by $3.2 million from $9.7 million in the three months ended September 30, 2008 to $6.5 million in the three months ended September 30, 2009. Fewer day train services were operated in the United Kingdom in the three months ended September 30, 2009 than in the prior year, resulting in a revenue decrease of $2.5 million compared with the same period in the prior year.

Real Estate:  Although two condominiums at Porto Cupecoy were sold during the three months ended September 30, 2009, no revenue was recognized following OEH’s decision to change the application of its accounting policy in respect of the Porto Cupecoy development in the fourth quarter of 2008. Revenue of $3.5 million was recognized in the three months ended September 30, 2008 at Porto Cupecoy under the percentage completion method of accounting. Two villas at Napasai were sold during the three months ended September 30, 2009 for $1.7 million. There was no revenue at Keswick Hall in the three months ended September 30, 2009 or in the three months ended September 30, 2008.

Depreciation and amortization

Depreciation and amortization increased by $2.1 million from $8.9 million in the three months ended September 30, 2008 to $11.0 million in the three months ended September 30, 2009. The 2009 depreciation charge includes an expense of $1.9 million in respect of Charleston Place. Excluding this charge, depreciation was $0.2 million higher in 2009 than in the prior period.

Operating expenses

Operating expenses decreased by $7.6 million from $78.3 million in the three months ended September 30, 2008 to $70.7 million in the three months ended September 30, 2009. Operating expenses in 2009 include an expense of $4.6 million in respect of Charleston Place. The remaining operating expenses were $12.2 million lower in 2009 than in the comparable 2008 period. Operating expenses were 46% of revenue in the three months ended September 30, 2008 and 50% of revenue in the three months ended September 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, operating expenses in 2009 still represented 50% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $3.1 million from $47.4 million in the three months ended September 30, 2008 to $44.3 million in the three months ended September 30, 2009. The 2009 costs include an expense of $3.5 million in respect of Charleston Place Hotel. The remaining selling, general and administrative expenses were $6.6 million lower in 2009 than in the prior period, $0.9 million of which was due to exchange rates for the three months ended September 30, 2009 compared with exchange rates in the same period in 2008. Selling, general and administrative expenses were 28% of revenue in the three months ended September 30, 2008 and 31% of revenue in the three months ended September 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, selling, general and administrative expenses in 2009 were also 31% of revenue in 2009.

Impairment of fixed assets

In the three months ended September 30, 2009, OEH identified a non-cash property, plant and equipment impairment charge of $9.8 million in respect of its Lilianfels Blue Mountains hotel. The carrying value of the assets was written down to the fair value based on the management’s best estimate.

Segment EBITDA

Three months ended September 30	2009	2008
	(dollars in thousands)

Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$25,595	$35,905
North America	(68)	300
Rest of the world	4,704	6,681
Hotel management/part ownership interests	(141)	4,664
Restaurants	(494)	(269)
	29,596	47,281
Tourist trains and cruises	7,686	10,247
Real estate	(740)	(223)
Impairment of fixed assets	(9,809)	—
Central overheads	(7,418)	(6,195)
	$19,315	$51,110

Segment EBITDA for the three months ended September 30, 2009 decreased by 62% from $51.1 million in 2008 to $19.3 million in 2009. Segment EBITDA decreased in 2009 mainly due to a challenging trading period and an impairment of fixed assets of $9.8 million.  Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 16% from 30% for the three months ended September 30, 2008, to 14% for the three months ended September 30, 2009.

The European hotels collectively reported a segment EBITDA of $25.6 million in 2009 compared to $35.9 million in the same period in 2008.  As a percentage of European hotels revenue, the European segment EBITDA margin fell from 41% in 2008 to 38% in 2009.

With the inclusion of Charleston Place Hotel from January 1, 2009, segment EBITDA in the North American hotel region decreased from $0.3 million in the three months ended September 30, 2008 to $(0.1) million in the three months ended September 30, 2009. Excluding Charleston Place Hotel, segment EBITDA in the North American region decreased by $2.2 million, from $0.3 million in the three months ended September 30, 2008, to $(1.9) million in the three months ended September 30, 2009.

Segment EBITDA in the Rest of the World hotel region decreased by 30% from $6.7 million in the three months ended September 30, 2008 to $4.7 million in the three months ended September 30, 2009.  The segment EBITDA margin for the three months ended September 30, 2009 was 16%, compared to a margin of 20% for the same period in 2008.

Earnings from operations before net finance costs

Earnings from operations decreased by $30.1 million from a profit of $36.4 million in the three months ended September 30, 2008 to a profit of $6.3 million in the three months ended September 30, 2009, due to the factors described above.

Net finance costs

Net finance costs were $13.4 million for the three months ended September 30, 2008 and $3.1 million for the three months ended September 30, 2009. The three months ended September 30, 2008 included a foreign exchange loss of $2.5 million compared to a foreign exchange gain of $4.7 million in the three months ended September 30, 2009. Excluding these foreign exchange items, net interest expense decreased by $3.1 million, or 29%, from $10.9 million in the three months ended September 30, 2008 to $7.8 million in the three months ended September 30, 2009, primarily due to lower interest rates in the three months ended September 30, 2009 compared to the same period in the prior year.

Provision for income taxes

The provision for income taxes increased by $0.6 million, from a provision of $6.7 million in the three months ended September 30, 2008 to a provision of $7.3 million in the three months ended September 30, 2009.

The provision for income taxes for the three months ended September 30, 2009 included a deferred tax charge of $1.6 million arising in respect of Brazilian fixed asset timing differences, following movements in the exchange rate between the dollar and Brazilian real, and a deferred tax benefit of $2.9 million arising in respect of fixed asset timing differences, following an impairment of $9.8 million in the book value of fixed assets in Australia.

The provision for income taxes of $7.3 million for the three months ended September 30, 2009 included a tax provision of $0.3 million in respect of OEH’s liability for uncertain tax positions under ASC 740, “Income Taxes” (formerly FIN 48), compared to a provision of $0.1 million in respect of the liability in the three months ended September 30, 2008.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $2.8 million, from $4.2 million in the three months ended September 30, 2008 to $1.4 million in the three months ended September 30, 2009.  The 2008 earnings included $1.6 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, earnings from unconsolidated companies net of tax decreased by $1.2 million from $2.6 million in the three months ended September 30, 2008 to $1.4 million in the three months ended September 30, 2009. The tax cost associated with earnings from unconsolidated companies, excluding Charleston Place Hotel, was $0.9 million in 2008 and $0.6 million in 2009.

Loss from discontinued operations

The loss from discontinued operations consisted of the losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel and La Cabana restaurant which are being held for sale, and the earnings of the Lapa Palace Hotel, which was sold during the three months ended June 30, 2009 including the gain arising on that sale.

Bora Bora Lagoon Resort’s net loss decreased from $11.2 million for the three months ended September 30, 2008 to $4.1 million for the three months ended September 30, 2009. The 2008 and 2009 losses include impairment charges of $12.0 million and $4.5 million for this property, respectively.

The Windsor Court net loss decreased from $3.1 million for the three months ended September 30, 2008 to $0.6 million for the three months ended September 30, 2009. The sale of the hotel was completed in early October 2009.

The La Cabana restaurant net loss increased from $0.2 million for the three months ended September 30, 2008 to $5.6 million for the three months ended September 30, 2009. The 2009 loss included impairment charges of $5.4 million for this property.

The Lapa Palace Hotel net earnings were $0.3 million for the three months ended September 30, 2008.  As the property was sold in June 2009, there were no earnings for the three months ended September 30, 2009.

Nine months Ended September 30, 2009 compared to

Nine months Ended September 30, 2008

OEH’s operating results for the nine months ended September 30, 2009 and 2008, expressed as a percentage of revenue, were as follows:

Nine months ended September 30,	2009	2008
	%	%

Revenue
Hotels and restaurants	87	83
Tourist trains and cruises	13	14
Real estate	—	3
	100	100
Expenses
Depreciation and amortization	8	6
Operating	50	48
Selling, general and administrative	34	30
Impairment of fixed assets and goodwill	5	—
Net finance costs	7	7
(Losses)/earnings before income taxes	(4)	9
Provison for income taxes	(2)	(3)
Earnings from unconsolidated companies	1	3
Net (losses)/earnings from continuing operations	(5)	9
Net losses from discontinued operations, net of tax	(10)	(4)
Net (losses)/earnings as a percentage of revenue	(15)	5

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2009 and 2008 are analyzed as follows (dollars in millions):

Nine months ended September 30,	2009	2008

Segment EBITDA:
Owned hotels:
Europe	$37.4	$65.3
North America	12.0	8.9
Rest of the World	17.2	23.1
Hotel management interests	1.8	17.6
Restaurants	0.0	1.5
Tourist trains and cruises	16.0	21.6
Real estate	(1.5)	(1.2)
Impairment of fixed assets and goodwill	(16.9)	—
Central overheads	(19.3)	(20.2)
Total segment EBITDA	$46.7	$116.6

The foregoing segment EBITDA reconciles to net (losses)/ earnings as follows (dollars in millions):

Nine months ended September 30,	2009	2008

Net (losses)/earnings	$(52.0)	$21.5
Add:
Depreciation and amortization	30.0	27.6
Net finance costs	24.1	31.4
Provision for income taxes	8.3	12.8
Loss from discontinued operations, net of tax	34.5	19.1
Share of provision for income taxes of unconsolidated companies	1.8	4.2
Segment EBITDA	$46.7	$116.6

Operating information for OEH’s owned hotels for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008

Average Daily Rate (in dollars)
Europe	717	879
North America	364	406
Rest of the world	276	282
Worldwide	420	484

Rooms Available (in thousands)
Europe	212	217
North America	164	162
Rest of the world	353	343
Worldwide	729	722

Rooms Sold (in thousands)
Europe	102	128
North America	92	108
Rest of the world	174	209
Worldwide	368	445

Occupancy (percentage)
Europe	48	59
North America	56	67
Rest of the world	49	61
Worldwide	50	62

	Nine months ended Sept 30,
	2009	2008

RevPAR (in dollars)
Europe	344	519
North America	205	271
Rest of the world	136	172
Worldwide	212	299

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	344	521	-34%	-23%
North America	272	368	-26%	-25%
Rest of the world	148	184	-20%	-14%
Worldwide	235	332	-29%	-21%

The same store data excludes the following operations:

Hotel Cipriani	Hotel Splendido
Villa San Michele	Hotel Caruso Belvedere
Hotel das Cataratas	Charleston Place Hotel
Lapa Palace	Windsor Court
Bora Bora Lagoon Resort	The Governor’s Residence
La Residence D’Angkor

Overview

The net loss for the nine months ended September 30, 2009 was $52.0 million ($0.80 per common share) on revenue of $352.4 million, compared with net earnings of $21.5 million ($0.51 per common share) on revenue of $445.5 million in the prior year period.

OEH’s revenue in the nine months ended September 30, 2009 was affected by the global economic downturn. Impairment of fixed assets and goodwill in 2009 and discontinued operations were $51.3 million. OEH’s remaining net loss in the first nine months of 2009 was $0.6 million compared with net earnings of $40.6 million in 2008, a fall of $41.2 million, while revenue fell by $93.1 million, or 21%, in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Revenue

Nine months ended September 30,	2009	2008
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$133,212	$194,100
North America	75,877	49,772
Rest of the world	85,278	105,044
Hotel management/part ownership interests	3,377	8,251
Restaurants	8,717	12,162
	306,461	369,329
Tourist trains and cruises	44,240	64,145
Real estate	1,688	11,980
	$352,389	$445,454

Total revenue decreased by $93.1 million, or 21%, from $445.5 million in the nine months ended September 30, 2008 to $352.4 million in the nine months ended September 30, 2009.  Revenue in the nine months ended September 30, 2009 included $34.9 million at Charleston Place Hotel, which is consolidated for the first time in the current year. The remainder of hotels and restaurants revenue decreased by $97.7 million, or 26%, from $369.3 million in the nine months ended September 30, 2008 to $271.6 million in the nine months ended September 30, 2009.  Tourist trains and cruises revenue decreased by $19.9 million, or 31%, from $64.1 million for the nine months ended September 30, 2008 to $44.2 million for the nine months ended September 30, 2009.

The decrease in hotel revenue was due primarily to the combination of lower occupancy and lower average rates across the group.

The revenue from restaurants decreased by $3.5 million, or 28%, from $12.2 million in the nine months ended September 30, 2008 to $8.7 million for the nine months ended September 30, 2009.

For owned hotels overall, same store RevPAR in U.S. dollars decreased by 29% in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Measured in local currencies this decrease was 21%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $60.9 million, or 31%, from $194.1 million for the nine months ended September 30, 2008 to $133.2 million for the nine months ended September 30, 2009. Difficult trading conditions across Europe caused average daily rates to fall by 19% from $879 in the nine months ended September 30, 2008 to $717 in the nine months ended September 30, 2009, and occupancy to fall from 59% in the nine months ended September 30, 2008 to 48% in the nine months ended September 30, 2009. On a same store basis, RevPAR in local currency decreased by 23%, and in U.S. dollars this translated into a decrease of 34%.

Exchange rate movements caused revenue to fall by $23.2 million in the nine months ended September 30, 2009 compared with the same period in 2008.

North America

Revenue increased by $26.1 million, or 52%, from $49.8 million in the nine months ended September 30, 2008 to $75.9 million in the nine months ended September 30, 2009.  The 2009 revenue included $34.9 million at Charleston Place Hotel, which OEH consolidated from January 1, 2009 for the first time. The remainder of revenue in the North America region fell by $8.8 million, or 18%, in the nine months ended September 30, 2009 to $41.0 million.

Following the outbreak of swine flu in Mexico, revenue at Maroma Resort & Spa fell $4.9 million, or 36%, from $13.4 million in the nine months ended September 30, 2008 to $8.5 million in the nine months ended September 30, 2009.

On a same store basis, excluding Charleston Place Hotel, RevPAR decreased by 26%.  Average occupancy across the North American properties was 57% compared to 68% in the same period in 2008. Average daily rates fell by 11% from $540 in the nine months ended September 30, 2008 to $478 in the nine months ended September 30, 2009

Rest of the World

Revenue decreased by $19.7 million, or 19%, from $105.0 million in the nine months ended September 30, 2008 to $85.3 million in the nine months ended September 30, 2009.  Exchange rate movements across the region were responsible for $13.6 million of the revenue fall and a decline in average room rates and occupancy caused overall revenue to drop by an additional $6.2 million.

Revenue at OEH’s hotels in South America collectively decreased by $6.3 million, or 15%, from $42.6 million in the nine months ended September 30, 2008 to $36.3 million in the nine months ended September 30, 2009. Had exchange rates in the first nine months of 2009 been the same as in the first nine months of 2008, South American revenue would have been $0.2 million higher than in the nine months ended September 30, 2008.

Revenue at OEH’s six Asian hotels collectively decreased by $1.0 million, or 7%, to $13.2 million in the nine months ended September 30, 2009. The political unrest in Thailand in the first three months of 2009 was a major factor in revenue at the Napasai falling by $1.9 million, or 46%. Occupancy at this hotel declined from 66% in the nine months ended September 30, 2008 to 34% in the same period in 2009.

Southern Africa revenue decreased by $8.7 million, or 29%, of which $2.7 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to the U.S. dollar. Revenue at OEH’s two Australian properties decreased by $3.7 million, or 20%, to $14.6 million in the nine months ended September 30, 2009; 85% of the change in revenue, or $3.1 million, was due to the depreciation of the Australian dollar against the U.S. dollar.

The RevPAR on a same store basis for the Rest of the World region decreased by 14% in local currencies in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  This translates to a 20% decrease when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $4.9 million from $8.3 million in the nine months ended September 30, 2008 to $3.4 million in the nine months ended September 30, 2009. The 2008 revenue included $3.8 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, revenue from hotel management and part ownership interests decreased by $1.1 million from $4.5 million in the nine months ended September 30, 2008 to $3.4 million in the nine months ended September 30, 2009. Revenue from Hotel Ritz, Madrid fell by $0.4 million in the first three quarters of 2009 compared to same period in the prior year.

Restaurants:  Revenue decreased by $3.5 million, or 28%, from $12.2 million in the nine months ended September 30, 2008 to $8.7 million in the nine months September June 30, 2009.

Trains and Cruises:  Revenue decreased by $19.9 million, or 31%, from $64.1 million in the nine months ended September 30, 2008 to $44.2 million in the nine months ended September 30, 2009.  Venice Simplon-Orient-Express revenue decreased by $9.7 million from $24.0 million in the nine months ended September 30, 2008 to $14.3 million in the nine months ended September 30, 2009, principally as a result of running 12 fewer services in the current year.  Fewer day train services were operated in the United Kingdom in the nine months ended September 30, 2009 than in the prior year, resulting in a revenue decrease of $4.3 million compared with the same period in the prior year.  Fewer trains were operated to maximize capacity during reduced periods of demand and to minimize haulage costs.  OEH adjusts services operated in response to increases or decreases in demand.

Real Estate:  Although 15 condominiums at Porto Cupecoy were sold during the nine months ended September 30, 2009, no revenue was recognized following OEH’s decision to change the application of its accounting policy in respect of the Porto Cupecoy development in the fourth quarter of 2008 from the percentage-of-completion method to the deposit method. Revenue of $11.6 million was recognized in the nine months ended September 30, 2008 at Porto Cupecoy under the percentage completion method of accounting. There was no revenue at Keswick Hall in the nine months ended September 30, 2009 compared to revenue of $0.3 million in the nine months ended September 30, 2008.

Depreciation and amortization

Depreciation and amortization increased by $2.4 million from $27.6 million in the nine months ended September 30, 2008 to $30.0 million in the nine months ended September 30, 2009. The 2009 depreciation charge includes an expense of $3.9 million in respect of Charleston Place. Excluding this charge, depreciation was $1.5 million lower in 2009 than in the prior period, $1.3 million of which was due to the change in exchange rates for the nine months ended September 30, 2009 compared with exchange rates in the same period in 2008.

Operating expenses

Operating expenses decreased by $37.6 million from $212.5 million in the nine months ended September 30, 2008 to $174.9 million in the nine months ended September 30, 2009. Operating expenses in 2009 include an expense of $15.2 million in respect of Charleston Place. The remaining operating expenses were $52.8 million lower in 2009 than in the prior period, $4.4 million of which was due to the change in exchange rates for the nine months ended September 30, 2009 compared with exchange rates in the same period in 2008. Operating expenses were 48% of revenue in the nine months ended September 30, 2008 and 50% of revenue in the nine months ended September 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, operating expenses in 2009 still represented 50% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $14.1 million from $134.5 million in the nine months ended September 30, 2008 to $120.4 million in the nine months ended September 30, 2009. The 2009 costs include an expense of $10.3 million in respect of Charleston Place Hotel. The remaining selling, general and administrative expenses were $24.4 million lower in 2009 than in the prior period, $6.2 million of which was due to the change in exchange rates for the nine months ended September 30, 2009 compared with exchange rates in the same period in 2008. Selling, general and administrative expenses were 30% of revenue in the nine months ended September 30, 2008 and 34% of revenue in the nine months ended September 30, 2009. Excluding Charleston Place Hotel’s revenue and expenses, selling, general and administrative expenses in 2009 were 35% of revenue in 2009.

Impairment of goodwill

During the three months ended March 31, 2009, OEH completed its 2008 impairment analysis and identified the following non-cash goodwill and tradename impairments within its continuing operations, considering discounted future cash flows prepared as of the December 31, 2008 balance sheet date (dollars in millions):

Miraflores Park	$3.2
Casa de Sierra Nevada	3.0
Lilianfels Blue Mountains	0.5
Observatory Hotel	0.3
$7.0

These impairments have no cash effect on OEH and arose primarily because of expected reductions in future cash flows.

Impairment of fixed assets

In the nine months ended September 30, 2009, OEH identified a non-cash property, plant and equipment impairment charge of $9.8 million in respect of its Lilianfels Blue Mountains hotel. The carrying value of the assets was written down to the fair value based on the management’s best estimate.

Segment EBITDA

Nine months ended September 30	2009	2008
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$37,357	$65,277
North America	11,957	8,936
Rest of the world	17,253	23,061
Hotel management/part ownership interests	1,774	17,618
Restaurants	31	1,516
	68,372	116,408
Tourist trains and cruises	15,983	21,616
Real estate	(1,533)	(1,183)
Impairment of fixed assets and goodwill	(16,857)	—
Central overheads	(19,356)	(20,153)

	$46,609	$116,688

Segment EBITDA for the nine months ended September 30, 2009 decreased by 70% from $116.7 million in 2008 to $46.6 million in 2009. Segment EBITDA decreased in 2009 mainly due to a challenging trading period and an impairment of fixed assets and goodwill of $16.9 million.  Segment EBITDA margins (calculated as segment EBITDA as a percentage of revenue) decreased by 13% from 26% for the nine months ended September 30, 2008, to 13% for the nine months ended September 30, 2009.

The European hotels collectively reported a segment EBITDA of $37.4 million in 2009 compared to $65.3 million in the same period in 2008.  As a percentage of European hotels revenue, the European segment EBITDA margin fell from 34% in 2008 to 28% in 2009.

With the inclusion of Charleston Place Hotel from January 1, 2009, segment EBITDA in the North American hotel region increased by 34% from $8.9 million in the nine months ended September 30, 2008, to $12.0 million in the nine months ended September 30, 2009. Excluding Charleston Place Hotel, segment EBITDA in the North American region decreased by $5.7 million, or 64%, to $3.2 million in the nine months ended September 30, 2009.

Segment EBITDA in the Rest of the World hotel region decreased by 25% from $23.1 million in the nine months ended September 30, 2008 to $17.3 million in the nine months ended September 30, 2009.  The segment EBITDA margin for the nine months ended September 30, 2009 was 20%, compared to a margin of 22% for the same period in 2008.

Earnings from operations before net finance costs

Earnings from operations decreased by $60.5 million from a profit of $70.8 million in the nine months ended September 30, 2008 to a profit of $10.3 million in the nine months ended September 30, 2009, due to the factors described above.

Net finance costs

Net finance costs decreased by $7.3 million, or 23%, from $31.4 million for the nine months ended September 30, 2008 to $24.1 million for the nine months ended September 30, 2009.  The nine months ended September 30, 2008 included a foreign exchange gain of $2.1 million compared to a foreign exchange gain of $0.5 million in the nine months ended September 30, 2009. Excluding these foreign exchange items, net interest expense decreased by $9.0 million, or 27%, from $33.5 million in the nine months ended September 30, 2008 to $24.5 million in the nine months ended September 30, 2009, primarily as a result of lower interest rates in the nine months ended September 30, 2009 compared to the same period in the prior year.

Provision for income taxes

The provision for income taxes decreased by $4.5 million, from a provision of $12.8 million in the nine months ended September 30, 2008 to a provision of $8.3 million in the nine months ended September 30, 2009.

The provision for income taxes for the nine months ended September 30, 2009 included a deferred tax charge of $4.5 million arising in respect of Brazilian fixed asset timing differences, following movements in the exchange rate between the dollar and Brazilian real, and a deferred tax benefit of $2.9 million arising in respect of fixed asset timing differences, following an impairment of $9.8 million in the book value of fixed assets in Australia.

The provision for income taxes for the nine months ended September 30, 2009 included a current tax charge of $2.2 million and a deferred tax charge of $3.2 million arising in Italy in connection with the closure of a tax audit in respect of the 2004, 2005 and 2006 tax years. OEH had previously included a liability of $4.9 million within its provision for uncertain tax positions under ASC 740, “Income Taxes” (formerly FIN 48). The provision for income taxes in the nine months ended September 30, 2009 included a tax credit in the amount of $4.9 million to release this provision. The net cost to OEH taking into account all of these entries was $0.5 million. The $2.2 million current tax liability is payable in 12 quarterly instalments of approximately $0.5 million each, commencing in July 2009.

Excluding the ASC 740 tax credit related to the Italian uncertain tax position, the provision from income taxes for the nine months ended September 30, 2009 included a tax charge of $0.6 million in respect of the ASC 740 liability, compared to a provision of $0.9 million in respect of the liability in the nine months ended September 30, 2008.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $9.5 million, from $14.1 million in the nine months ended September 30, 2008 to $4.6 million in the nine months ended September 30, 2009.  The 2008 earnings included $5.9 million in respect of Charleston Place Hotel, which is included within OEH’s consolidated earnings with effect from January 1, 2009. Excluding this hotel from the prior year, earnings from unconsolidated companies net of tax decreased by $3.6 million from $8.2 million in the nine months ended September 30, 2008 to $4.6 million in the nine months ended September 30, 2009. The tax cost associated with earnings from unconsolidated companies, excluding Charleston Place Hotel, was $2.4 million in 2008 and $1.8 million in 2009.

Loss from discontinued operations

The loss from discontinued operations consisted of the losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel and La Cabana restaurant which are being held for sale, and the earnings of the Lapa Palace Hotel, which was sold during the three months ended June 30, 2009 including the gain arising on that sale.

The Bora Bora Lagoon Resort’s net loss increased from $15.4 million for the nine months ended September 30, 2008 to $17.7 million for the nine months ended September 30, 2009. The 2009 loss includes an impairment charge of $16.5 million in respect of this property.

The Windsor Court net loss increased from $3.9 million for the nine months ended September 30, 2008 to $15.0 million for the nine months ended September 30, 2009. The 2009 loss includes an impairment charge of $21.5 million in anticipation of the sale of this property (completed in early October 2009), with a related tax credit of $7.1 million in respect of the impairment write down.

The La Cabana restaurant net loss increased from $0.5 million for the nine months ended September 30, 2008 to $5.9 million for the nine months ended September 30, 2009. The 2009 loss includes impairment charges of $5.4 million for this property.

The Lapa Palace Hotel net earnings increased from $0.6 million for the nine months ended September 30, 2008 to $4.2 million for the nine months ended September 30, 2009. The 2009 earnings included a gain of $5.0 million arising on the disposal of the hotel, including a foreign currency translation adjustment gain of $6.7 million.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $114.9 million at September 30, 2009, $50.3 million more than the $64.6 million at December 31, 2008. In addition, OEH had restricted cash of $17.8 million (December 31, 2008 - $13.2 million) mainly related to the Porto Cupecoy project in St. Martin, which will be released when the next 12.5% phase of construction is completed.  At September 30, 2009, there were undrawn amounts available to OEH under committed short-term lines of credit of $25.0 million and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million, bringing total cash availability at September 30, 2009 to $169.7 million, including the restricted cash of $17.8 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $48.3 million at September 30, 2009, an increase of $35.8 million from a surplus of $12.5 million at December 31, 2008. The main factors that contributed to the increase in working capital were the increase in cash and cash equivalents and the decrease in working capital facilities borrowed, offset by the impairments to the Windsor Court, Bora Bora Lagoon Resort and La Cabana restaurant and by the increase in the current portion of long-term debt.  The decrease in working capital facilities of $45.8 million was due to OEH’s efforts to reduce high-interest debts.  The increase in the current portion of long-term debt of $31.3 million was mainly due to the incurrence of Porto Cupecoy debt which is repayable next year on completion of construction ($21.4 million).

Cash Flow

Operating Activities. Net cash provided by operating activities decreased by $34.5 million from $54.0 million for the nine months ended September 30, 2008 to $19.5 million for the nine months ended September 30, 2009. The decrease was due to a weakened performance of the continuing hotels, tourist trains and restaurant businesses in the first nine months of 2009.

Investing Activities.  Cash used in investing activities decreased by $47.4 million to $43.0 million cash outflow for the nine months ended September 30, 2009, compared to $90.4 million cash outflow for the nine months ended September 30, 2008.

The $28.2 million proceeds from disposals in the nine months ended September 30, 2009 consisted of proceeds from the sale of Lapa Palace Hotel and $4.0 million insurance proceeds for the Road to Mandalay cruise ship. The $3.3 million acquisitions made during the first nine months of 2008 included acquisitions of the 20% minority interest in Casa de Sierra Nevada, and the La Samanna spa acquisition.  There were no acquisitions in the first nine months of 2009.

Restricted cash in the first nine months of 2009 increased by $4.6 million compared to an increase in restricted cash of $6.6 million in the same period in 2008. This mainly represented movements in Porto Cupecoy escrow account.

Capital expenditure of $65.6 million included $12.7 million of New York hotel project costs, $7.2 million of Hotel Cipriani refurbishment, $9.2 million of Hotel das Cataratas capital costs, $5.1 million of Copacabana Palace Hotel refurbishment, $6.1 million of Grand Hotel Europe refurbishment, $3.1 million of El Encanto construction costs, and $4.6 million on construction of assets at Porto Cupecoy in St. Martin.

Overall capital expenditure for the nine months ended September 30, 2009 was reduced by 14% compared to the same period in 2008 due to the management’s strategic initiatives.

Financing Activities.  Cash provided by financing activities for the nine months ended September 30, 2009 was $71.3 million compared to $6.5 million for the nine months ended September 30, 2008, an increase of $64.8 million. On May 4, 2009, the Company completed a public offering of 25,875,000 class A common shares with net proceeds of $140.9 million. This was offset by net debt repayments of $69.7 million in the nine months ended September 30, 2009, compared with net borrowings of $9.5 million in the nine months ended September 30, 2008. Of the repayments in 2009, $25.6 million related to discontinued operations of Lapa Palace and Windsor Court.

Capital Commitments.  There were $51.9 million of capital commitments outstanding as of September 30, 2009 of which $8.9 million related to investments in owned hotels and $43.0 million to the purchase of land and a building adjoining ‘21’ Club, New York. OEH negotiated a deferral of this purchase in early July 2009. The $43.0 million capital commitment for the New York hotel project reduces to $14.0 million if OEH decides not to proceed with the purchase.

Indebtedness

At September 30, 2009, OEH had $830.1 million of long-term debt secured by assets, including the current portion, which is repayable over periods of 1 to 11 years with a weighted average maturity of 2.7 years and a weighted average interest rate of 3.5%.  See Note 7 to the financial statements regarding the maturity of long-term debt. Additionally there was $36.8 million of debt related to discontinued operations.

Approximately 50% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At September 30, 2009, 44% of borrowings of OEH were in floating interest rates.

Liquidity

During the three months ending December 31, 2009, OEH has approximately $7.5 million of scheduled debt repayments, excluding amounts relating to revolving working capital facilities and excluding $2.8 million of debt at Keswick Hall which comes due when the relevant building lots are sold.  OEH repaid mortgage debt of $36.8 million on closing the sale of the Windsor Court Hotel in October 2009. This debt is included within liabilities of discontinued operations held for sale.

OEH’s capital commitments at September 30, 2009 amounted to $51.9 million of which $43.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  On July 9, 2009, OEH and the Library signed agreements to spread and secure future payments on this purchase over the next 24 months. In addition to the $7 million that OEH had already paid, OEH paid $9 million upon execution of the agreements, to be followed by 16 monthly payments of $0.5 million each commencing in February 2010, and final payments of $6 million and $29 million in June 2011.  In the event OEH elects not to close the transaction, the final payment of $29 million will not be due to the Library.  OEH also expects to incur costs of a further $14.0 million to complete construction of its Porto Cupecoy development, which is being funded by a short-term loan agreed with a bank lender in April 2009 and from monies received from buyers of sold units.

On May 4, 2009, OEH completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares including 3,375,000 shares covered by the underwriters’ over-allotment option in the offering which was exercised in full. OEH is using the net proceeds from the offering, approximately $140.9 million, primarily for debt reduction and general corporate purposes.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, the May 2009 share sale proceeds and the proceeds of sales of non-core assets and developed real estate.

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

As disclosed in the Company’s 2008 Form 10-K annual report, OEH was concerned that it could violate a minimum $600 million tangible net worth covenant in two long-term debt facilities at the end of its first quarter of 2009. Approximately $102.3 million had been borrowed under these facilities at March 31, 2009 when tangible net worth calculated under the covenants was approximately $586 million.  In May 2009, OEH and the bank lenders agreed a waiver of these net worth covenants, and OEH repaid $9.7 million in June 2009 in connection with the waiver.  One of the loans was the Windsor Court Hotel mortgage loan which was repaid subsequently in October 2009 when the hotel was sold.

At September 30, 2009, OEH was in compliance with all financial covenants although, as disclosed in the Company’s Form 10-K annual report, Hotel Ritz, Madrid, in which OEH has a 50% interest, was out of compliance with a debt service coverage ratio in its first mortgage loan facility which is non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel.  OEH and its partner continue to service the debt and to negotiate with the lender to determine how to bring the hotel back into compliance. No assurance can be given that these negotiations will be successful.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a financial covenant breach in its existing loan facilities if weak trading conditions lead to a deterioration of OEH’s results and the costs of implementing remedial steps reduce OEH’s earnings in any given period. If current economic conditions, including the volatility recently experienced in foreign exchange and global debt markets, continue or worsen, OEH believes, as previously reported, the heightened risk that it could breach certain financial covenants continues.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value”, which provides clarification techniques to be used to measure fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The standard is effective for the first reporting period beginning after issuance (i.e. for OEH the three months ending December 31, 2009). OEH is in the process of determining the effects of the adaptation of this standard on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet incorporated into the FASB Codification), which changes how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The standard will require a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. The standard is effective from January 1, 2010. OEH is in the process of determining the effects of the adaptation of this standard on its consolidated financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If OEH’s weighted average interest rate increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $900,000 on an annual basis based on borrowings at September 30, 2009. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first nine months of 2009 from those described in the Company’s 2008 Form 10-K annual report.

ITEM 4.                                                     Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2009 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.          Legal Proceedings

As previously reported in the Company’s 2008 Form 10-K annual report and June 30, 2009 Form 10-Q quarterly report, three hedge funds owning collectively about 6.1 million class A common shares in the Company filed a petition in the Supreme Court of Bermuda on January 12, 2009 challenging on various grounds the Company’s corporate governance structure with dual class A and class B common shares outstanding and ownership of higher-voting class B common shares by a wholly-owned subsidiary of the Company.  The named respondents are the Company, its subsidiary and seven of the current eight members of Company’s Board of Directors.

The Company continues to believe the petition is without merit and intends to defend the action vigorously.  The respondents filed points of defence to the petition on May 11, 2009.  After the petitioners filed points of reply on June 11, 2009 to the points of defence, the petitioners and the respondents filed with the Court on July 10 and 17, 2009 separate summonses seeking, among other matters, a trial on preliminary issues relating to the legality of the holding of class B common shares in the Company by the subsidiary.  The respondents also filed a summons seeking to strike out (dismiss) the petition.  A hearing before the Court was held on September 16, 2009 at which a further hearing on the substance of the summonses was scheduled in early 2010 on dates available to the Court and to be agreed among the parties.

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

Dated: November 6, 2009

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