Form 10-K
period 2009-12-31
ORIENT EXPRESS HOTELS LTD
filed 2010-02-26
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the Class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2009 (the last business day of the registrant’s second fiscal quarter in 2009) was approximately $647,000,000.

As of February 19, 2010, 90,796,005 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 14(d) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE:  None

FORWARD-LOOKING STATEMENTS

Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on the current expectations, assessments and assumptions of management, are not historical facts, and are subject to various risks and uncertainties.

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

ORIENT-EXPRESS HOTELS LTD.

Hotels & Restaurants

1. Hotel Cipriani & Palazzo Vendramin, Venice
2. Hotel Splendido & Splendido Mare, Portofino
3. Villa San Michele, Florence
4. Hotel Caruso Belvedere, Ravello
5. Grand Hotel Timeo, Taormina
6. Villa Sant' Andrea, Taormina Mare
7. Hôtel de la Cité, Carcassonne
8. La Residencia, Mallorca
9. Hotel Ritz, Madrid
10. Reid's Palace Hotel, Madeira
11. Le Manoir aux Quat'Saisons, Oxfordshire
12. Grand Hotel Europe, St. Petersburg
13. "21" Club, New York
14. Inn at Perry Cabin, Maryland
15. Keswick Hall, Virginia
16. Charleston Place, Charleston
17. El Encanto, Santa Barbara
18. Maroma Resort and Spa, Riviera Maya
19. Casa de Sierra Nevada, San Miguel de Allende
20. La Samanna, St Martin
21. Miraflores Park Hotel, Lima
22. Machu Picchu Sanctuary Lodge, Machu Picchu
23. Hotel Monasterio, Cuzco
24. Las Casitas del Colca, Colca Canyon
25. Hotel Rio Sagrado, Sacred Valley
26. Hotel das Cataratas, Iguaçu Falls
27. Copacabana Palace, Rio de Janeiro
28. Mount Nelson Hotel, Cape Town
29. The Westcliff, Johannesburg
30. Khwai River Lodge, Eagle Island Camp, Savute Elephant Camp, Botswana
31. The Observatory Hotel, Sydney
32. Bora Bora Lagoon Resort, Tahiti
33. La Résidence d'Angkor, Siem Reap
34. The Governor's Residence, Yangon
35. Napasai, Koh Samui
36. La Résidence Phou Vao, Luang Prabang
37. Jimbaran Puri Bali, Bali
38. Ubud Hanging Gardens, Bali

Trains & Cruises

39. Venice Simplon-Orient-Express, Europe
40. British Pullman, UK
41. Northern Belle, UK
42. Royal Scotsman, UK
43. Afloat in France, France
44. PeruRail, Peru
45. Eastern & Oriental Express, Southeast Asia
46. Road To Mandalay, Myanmar

PART I

ITEM 1.                                                     Business

Orient-Express Hotels Ltd. (the “Company” and, together with its subsidiaries, “OEH”) is incorporated in the Islands of Bermuda and is a “foreign private issuer” as defined in Rule 3b-4 promulgated by the U.S. Securities and Exchange Commission (“SEC”) under the U.S. Securities Exchange Act of 1934 (the “1934 Act”) and in SEC Rule 405 under the U.S. Securities Act of 1933.  As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K).  However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers.

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

Introduction

OEH is a hotel and travel company focused on the luxury end of the leisure market with exposure to both mature and emerging national economies.  The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1995.  OEH currently owns or part-owns 50 properties (all of which it manages), including the two hotels in Sicily purchased in January 2010, consisting of 41 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and two river/canal cruise businesses.  These are located in 24 countries worldwide.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveller.  OEH has also been active in the development of for-sale residences adjoining some of its hotels, although OEH’s current commitments in this activity are a relatively small part of its business.

The locations of OEH’s 50 properties are shown in the map on page 3, where they number 46 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 50.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 87% of revenue in 2009, 88% in 2008 and 81% in 2007.  Tourist trains and cruises accounted for 13% of revenue in 2009, 15% in 2008 and 15% in 2007.  Property development activities accounted for the remaining revenue in each year.  Property revenue in 2008 was negative because of a change of accounting treatment, as explained in Note 1(h) to the Financial Statements (Item 8 below).

OEH’s worldwide portfolio of hotels currently consists of 3,595 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2009 achieved an average daily room rate (“ADR”) of $407 (2008—$442) and a revenue per available room (“RevPAR”) of $204 (2008—$266).  Approximately 70% of OEH’s customers are leisure travellers, with approximately 40% of customers in 2009 originating from North America, 40% from Europe and the remaining 20% from elsewhere in the world.

Revenue, earnings and identifiable assets of OEH in 2009, 2008 and 2007 for its business segments and geographic areas are presented in Note 19 to the Financial Statements.

Owned Hotels—Europe

Italy

The Hotel Cipriani and Palazzo Vendramin—95 keys—in Venice were built for the most part in the 1950s and are located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessed by a free private boat service.  Most of the rooms have views over the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and a large banquet and meeting facility situated in an historic refurbished warehouse.  In 2008-2009, 16 standard rooms were converted to 11 suites.

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

The Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards, including the addition of a swimming pool.  A shuttle bus service is provided into Florence.  The property occupies ten acres.  The Villa San Michele also operates for hotel guests the five-bedroom main house of the Capannelle wine estate in the Chianti region owned by James Sherwood.  See Item 13—Certain Relationships and Related Transactions and Director Independence below.

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

In January 2010, OEH completed the purchase of two hotels in Taormina, Sicily.  These are the Grand Hotel Timeo—83 keys—which is widely considered the most luxurious hotel in Taormina, and the Villa Sant’Andrea—78 keys—which is a nearby hotel on the city’s Bay of Mazzaro with a private beach.  The hotels are linked by a guest shuttle service.  OEH plans to undertake a refurbishment program to upgrade both properties over three consecutive winter closures, starting with the 2009-2010 winter for reopening in May 2010.

With panoramic views of Mount Etna and the Gulf of Naxos from its main terrace, Grand Hotel Timeo is located in the center of Taormina next to the second century Greek Theater.  Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional Sicilian specialties, an outdoor swimming pool and fitness center, and banqueting and conference facilities, all surrounded by six acres of parkland.

Built in 1830 in Taormina’s seaside district, Villa Sant’Andrea has the atmosphere of a private villa set in lush gardens with a private beach, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant looking out at the Calabrian coast.  Subject to obtaining local planning permission, up to 12 keys and a swimming pool may be added to the hotel.

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

In June 2009, OEH sold to a private Portuguese investor the Lapa Palace—109 keys—located in the embassy district of Lisbon.  See Note 2 to the Financial Statements.

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

OEH owns a 93.5% interest in the Grand Hotel Europe—301 keys—in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are five restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and spa and several retail shops.  OEH recently finished the renovation of ten luxury historic suites reflecting the rich history of the hotel and city.  A further 20 terrace rooms are planned for renovation in the near term. The minority interest is owned by the City of St. Petersburg.

Owned Hotels—North America

United States

Charleston Place—435 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a fitness center with spa and swimming pool, and a shopping arcade of 25 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodelled as additional conference space and retail shops.

While OEH has only a 19.9% ownership interest in Charleston Place, OEH manages the property under an exclusive long-term contract, receives interest on partnership loans which it assumed at the time of its original investment and on other loans made since then, and provides other forms of subordinated financial support.  As a result, at the end of 2008, OEH determined under U.S. generally accepted accounting principles to consolidate the assets and liabilities of the hotel in OEH’s consolidated balance sheet at December 31, 2008, and since then has consolidated the hotel’s results in OEH’s statements of consolidated operations and cash flows.  Accordingly, OEH no longer accounts for Charleston Place among its “Hotel Management Interests” described below.  See Note 3 to the Financial Statements regarding this change of accounting treatment.

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

OEH owns El Encanto—77 keys—in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens with a swimming pool and tennis court.  OEH closed this hotel in late 2006 for significant renovation, including the addition of 14 keys, a new main building with spa, restaurant and meeting facilities, and a new pool and fitness center.  Due to the current economic downturn in the United States and subject to identifying a joint venture partner, OEH has rescheduled the renovation for completion in 2012.

In October 2009, OEH sold to third party buyers the Windsor Court—322 keys—located in the central business district of New Orleans.  See Note 2 to the Financial Statements.

Caribbean

La Samanna—83 keys—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on ten acres of land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.

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

OEH owns the Casa de Sierra Nevada—37 keys—a luxury resort in the colonial town of San Miguel de Allende.  Opened in 1952, the hotel consists of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH has renovated the hotel, including the two restaurants, and has built new suites as well as a pool, spa and garden area.  In addition to the nine owned buildings, the hotel leases two buildings for administration.  The total site is approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.  During 2008, OEH acquired the 20% minority interest it did not previously own.

Owned Hotels—Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace—243 keys—is a famous hotel in South America and features two fine-dining restaurants, spacious function and banqueting rooms including the hotel’s refurbished former casino rooms with space for up to 1,200 persons, a 500-seat theater, a large swimming pool, spa and fitness center, and a roof-top tennis court and pool.  In 2009, OEH completed transformation of a number of suites into a combination of suites and double rooms, thereby increasing the key count, and opened a new “destination bar”.

In 2007, OEH acquired a 50% interest in a company that owns beachfront land in Buzios, Brazil, a popular upmarket resort town about 100 miles east of Rio de Janeiro.  If necessary permits were issued, OEH had planned to acquire the entire property and build a small hotel and for-sale villas.  In February 2009, the Municipality of Buzios commenced a compulsory purchase process at fair value, with a view to turning the land into a public park. Accordingly, OEH’s development plan is in abeyance pending the outcome of this process.

In October 2007, OEH commenced operation of Hotel das Cataratas—193 keys—beside the famous Iguacu Falls in Brazil on the border with Argentina, having been awarded a 20-year lease by the Brazilian government.  It is the only hotel in the national park surrounding the falls, a World Heritage site.  First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool and tennis court, and tropical gardens looking out at the falls.  OEH has extensively renovated and upgraded the property in phases, with the last 64 rooms and the addition of a spa scheduled for completion in 2010.

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

OEH’s African safari experience consists of three separate game-viewing lodges in Botswana called Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp—39 keys in total.  Established in 1971, OEH leases the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats.  Each camp has 12 or 15 twin-bedded deluxe tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

Australia

The Observatory Hotel—96 keys—is in Sydney within walking distance of the central business district.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, and a large parking garage on a site of about one acre.  There is also access to a nearby tennis court.

In January 2010, OEH completed the sale of Lilianfels Blue Mountains—85 keys—in the Blue Mountains National Park west of Sydney to an undisclosed buyer.  The hotel has been designated as held for sale and its results have been accounted for as discontinued operations.  See Note 2 to the Financial Statements.

French Polynesia

Bora Bora Lagoon Resort and Spa—76 keys—opened in 1993 and has bungalows situated over the lagoon water plus additional beach and garden bungalows, all built in traditional Tahitian style on a 12-acre site.  Guests dine in two restaurants and enjoy extensive water sports and tennis.  A recent renovation program included a new swimming pool, spa and conference facility.  On some of the resort’s available vacant land, private residential villas for sale can be developed.  As previously reported, the hotel has been designated as held for sale and its results have been accounted for as discontinued operations.  See Note 2 to the Financial Statements. In early February 2010, the hotel sustained extensive damage when it was hit by a cyclone and is not expected to re-open before September 2010. It is covered under OEH’s global insurance program.

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

On Bali in Indonesia are two long-term leasehold properties, Jimbaran Puri Bali—64 keys—and Ubud Hanging Gardens—38 keys.  Jimbaran Puri Bali originally occupied four beachfront acres on the south coast of the island.  Guest rooms are situated in cottages and, in addition to ocean water sports, the hotel features two restaurants and a swimming pool.  In 2007, OEH acquired a long lease of about three acres of vacant land beside the hotel and built 22 one- and two-bedroom thatched villas, each with a plunge pool, that opened in 2009.

Ubud Hanging Gardens is located on terraces on about seven steep hillside acres above the Ayung River gorge in the interior of Bali.  The hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.  Each key has its own private plunge pool.

La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor, the principal tourist attraction in the area, are near the hotel which has an indoor/outdoor restaurant and swimming pool.  OEH added eight suites and a spa to this property in 2009.

Built in 1920, The Governor’s Residence—48 keys—in the embassy district of Rangoon, Burma (Myanmar) was originally the official home of one of the Burmese state governors in the 1920s.  It is a teak two-storey mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.  OEH originally owned a 66% interest in the property and acquired the minority interest in 2009.  See Note 4 to the Financial Statements. The hotel was damaged by the cyclone that struck Burma in May 2008 and was closed for three months for repairs.

In Luang Prabang, the ancient capital of Laos, OEH owns a 69% interest in La Résidence Phou Vao—34 keys.  The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-storey buildings surrounded by gardens that include a restaurant, spa and swimming pool.

Hotel Management Interests

Through a 50%/50% joint venture with a Spanish investment company, OEH owns and manages the famous Hotel Ritz—167 keys—in central Madrid near the financial district, Spanish parliament and many of the city’s well known tourist attractions.  Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the popular Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner renovated the public areas of the hotel and have plans for future refurbishment of the guest rooms including the addition of four keys.

OEH has a 50%/50% joint venture with local investors in Peru which, under exclusive management of OEH, operates the following four hotels under long-term renewable leases.

The Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cuzco, an important tourist destination in Peru.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and upgraded since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cuzco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.  The three acre site includes a vacant convent adjoining the hotel which OEH and its joint venture partners are currently rebuilding as 56 additional keys scheduled to be opened in 2011 as Palacio Nazarenas.

The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu.  All of the rooms have been refurbished to a high standard.  The joint venture also has a lease on seven acres at the foot of the ruins, close to the town where tourists arrive by train, for possible future expansion.

The Peru hotel joint venture of OEH built and opened in April 2008 a small luxury bungalow hotel called Las Casitas del Colca—20 keys—on 57 acres north of Arequipa near the 11,000 foot high rim of Colca Canyon.  The hotel features individual casitas with plunge pools, an intimate main dining room and a swimming pool and spa.  Guests enjoy tours of the scenic canyon famous for its giant condors.

In December 2009, the Peru hotel joint venture acquired Hotel Rio Sagrado—23 keys—in the Sacred Valley of the Incas between Cusco and Machu Picchu.  Opened in April 2009, this new rustic hotel has 21 suites and two villas, a spa and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on OEH’s PeruRail train service is a short distance from the hotel.

Neither Machu Picchu Sanctuary Lodge nor Hotel Rio Sagrado was damaged by heavy rains in January 2010 in the Machu Picchu region of Peru, as described below under “Tourist Trains and Cruises” regarding OEH’s PeruRail joint venture, although guest numbers are currently reduced because of disruption to train services.

As noted under “Owned Hotels” above, OEH no longer accounts for Charleston Place in Charleston, South Carolina among its “Hotel Management Interests”.

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

OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell Library branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development.  In February 2009, in light of current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008.  In July 2009, OEH and the New York Public Library signed agreements to spread future payments on this purchase over the next 24 months.  In addition to the $7,000,000 that OEH had already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010 (the first of which has been made), and final payments of $6,000,000 and $29,000,000 in June 2011.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library, in which event OEH would be required to write off its investment including its capitalized costs and associated fees.  OEH has agreed to give the Library security on unencumbered villas at La Samanna to secure the payments.

OEH re-established in 2003 the famous La Cabaña steak house in Buenos Aires dating from the 1930s.  In 2009, OEH contracted to sell this stand-alone restaurant with completion scheduled by March 2010.  The restaurant has been designated as held for sale and its results have been accounted for as discontinued operations.  See Note 2 to the Financial Statements.

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

The eleven British Pullman dining cars of Venice Simplon-Orient-Express with capacity up to 220 passengers operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

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

PeruRail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise awarded in 1999 and extendable every five years, upon the joint venture’s application, up to 30 additional years.  The joint venture pays the government a fee related to traffic levels which can be partially offset against investment in track improvements.  The 70-mile Cuzco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road, as well as local passenger traffic.  In 2009, other carriers began to operate on this line in competition with PeruRail for the first time.  A second rail line runs from Cuzco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic.  The Cuzco-Machu Picchu line connects three of OEH’s Peruvian hotels allowing inclusive tours served by OEH’s Hiram Bingham luxury tourist train with capacity up to 84 passengers.  OEH also operates a deluxe daytime tourist train called the Andean Explorer on the Cuzco-Puno route through the High Andes mountains.

In January 2010, heavy rains in the Machu Picchu region of Peru caused flooding and landslides that severely damaged PeruRail’s tracks on the Cuzco-Machu Picchu line. Train services have been suspended on part of the line, and the joint venture’s engineers currently estimate the damaged track will be repaired by early April, subject to favorable weather conditions. Management expects the cost of repairs and the disruption to rail operations to be covered by the joint venture’s insurance.

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

OEH owns and operates a deluxe river cruiseship on the Irrawaddy River in central Burma, or Myanmar, called the Road To Mandalay.  The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished.  It has 43 air-conditioned cabins with private bathrooms, spacious restaurant and lounge areas and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Pagan up to eight times each month and carries up to 82 passengers who enjoy sightseeing along the river and guided shore excursions to places of historic interest.  Five to eight night itineraries are offered, including airfare to and from the ship and hotel accommodation in Rangoon.  OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border.  The ship does not operate in the hottest summer months and occasionally when the water level of the Irrawaddy River falls too low due to lack of rainfall.  After suffering major damage in the cyclone that struck Burma in May 2008, the ship was rebuilt and resumed service in 2009 with a reduced number of cabins and an improved onboard experience.

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

Property Development

OEH has been pursuing opportunities to develop the real estate in its portfolio as private residences.  In addition to expansion by adding guest rooms and other facilities at the hotels, certain of OEH’s properties have adjacent vacant land suitable for construction of deluxe for-sale residential villas and apartments, as noted above under the various “Owned Hotels” headings.  In some cases, these residences may be incorporated into existing hotel operations.  OEH’s future strategy is to develop only residential projects that have been substantially pre-sold.

Among existing developments, OEH has completed construction of Porto Cupecoy on the Dutch side of St. Martin, on 12 acres of land adjacent to La Samanna hotel.  The development consists of 182 apartments and 35,000 square feet of retail and commercial space and a marina with for-sale pleasure craft and mega-yacht boat slips.  The apartments range from 750 to 3,000 square feet in size.  At December 31, 2009, approximately 51% of the apartments at Porto Cupecoy had been pre-sold.  In addition, OEH expects to sell the commercial space and marina.  OEH also has planning permission to build a further 60 units and a casino on an additional parcel of Porto Cupecoy land, although no works are scheduled in the near term.

On the French side of St. Martin, OEH recently completed the Villas at La Samanna, the first phase of a multi-phase development of up to 37 private homes on 36 acres.  The villas consist of eight large homes in three or four bedroom configurations each with a private swimming pool and access to hotel amenities and services as well as a hotel sponsored rental program.  Marketing of these units is underway and, in December 2009, OEH entered into a deferred sale agreement on four of the villas under which a third party has the option to acquire the villas within the next three years.  The remaining four villas are currently being leased in the hotel’s rental program while they are being marketed for sale by the local affiliate of Christies International.

At Keswick Hall in Virginia, OEH is continuing to sell residential home sites on the Keswick Estate adjacent to the hotel and its Keswick Club championship golf course.  Subdivision of the land including roads and other infrastructure has been completed and two model homes constructed.  Most purchasers buy vacant lots and build their own custom designed homes with their own architects and contractors subject to the community’s development guidelines.  The famous architect Robert A.M. Stern has recently designed five model homes for the development.  Forty-six of the 87 plots in the Keswick Estate development have been sold through December 31, 2009.

When OEH acquired the Pansea hotels group in Southeast Asia in 2006, development of 14 private villas was already underway on the 40-acre site of Napasai on Koh Samui in Thailand.  Two villas were sold in 2009 and two remain for sale, and up to 40 more may be built in the future.

In 2007, OEH completed the purchase of about 28 acres of vacant land beside its Maroma Resort and Spa on the Riviera Maya in Mexico.  OEH has the opportunity to build up to 20 locally designed private residential villas, a project that would only be commenced on a substantially pre-sold basis.

Other hotels owned by OEH with suitable vacant land include Reids Palace in Madeira and Inn at Perry Cabin on the eastern shore of Maryland.  Development may include sale of residences and, in some cases, ongoing management as integral parts of the adjacent hotels or, at Keswick Hall, membership in the hotel’s golf club.  The for-sale residences are marketed by local on-site sales personnel of OEH and through third-party real estate agents with listings locally and abroad.

Management Strategies

As the foregoing indicates, OEH has a global mix of hotel and other deluxe travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  As a result, leisure customers produce about 80% of annual revenue and 70% of the room nights, while corporate/business travelers account for the rest.  OEH’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences OEH offers compared to its competitors.

OEH benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.  These long-term trends suffered setbacks in recent years due to the present downturns in many national economies, the shock of terrorist attacks, regional conflicts in Iraq, Afghanistan and other parts of the world, and the threatened SARS and swine flu epidemics.  Management believes, however, that the public’s confidence in international travel and demand for luxury hotel and tourist products will be sustained over the long term.

Commencing in 2008, OEH implemented a series of initiatives geared to position OEH to navigate the then impending economic downturn.  These included reduction in fixed and variable overheads, reduction in maintenance capital expenditures to a targeted 2% of revenue, suspension of certain development projects, improved management of working capital, and suspension of cash dividends on the class A common shares.  OEH expects a large part of the savings in fixed and variable overheads will continue as the economic climate recovers.

During 2009, management began to implement successfully a strategy to reduce OEH’s long-term debt position.  A number of non-core assets not considered key to OEH’s portfolio of unique, individual and high valued properties were identified, and management undertook to sell these non-core assets in a measured timescale with the primary purpose of de-leveraging OEH’s balance sheet.  During 2009, OEH completed sales of Lapa Palace in Lisbon and Windsor Court in New Orleans and contracted to sell in early 2010 Lilianfels Blue Mountains in Australia and La Cabana restaurant in Buenos Aires.  See Note 2 to the Financial Statements.  Related debt secured by the properties sold has been removed from the OEH balance sheet.  In addition, OEH’s developments of residential real estate described under “Property Development” above are being progressively sold over the medium term, and are expected to generate substantial net cash proceeds which also can be used to repay debt.  See Item 7—Management Discussion and Analysis.

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

Factors in OEH’s evaluation of a potential acquisition include the uniqueness and deluxe nature of the property, attractions and experiences for guests in the vicinity, acceptability of financial returns, upside potential through pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.  Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are low.

OEH plans to continue owning or part-owning and managing most OEH properties, although OEH will consider contracts to manage properties without part-ownership which meet its criteria in order to facilitate entry into new markets or to preserve capital investment.  Ownership or part-ownership encourages OEH to develop the distinctive local character of its properties and allows it to benefit from current cash flow and potential future gains on sale.  Self-management or management with equity interest has enabled OEH to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

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

Commencing in 2009, OEH initiated a new brand strategy expected to increase the visibility of the “Orient-Express” brand globally throughout OEH’s business segments and product offerings.  This initiative is intended to position OEH as a collection of deluxe travel and hospitality experiences, each of which would be individually branded and focused on authentic local product and service.  Management is hopeful that this new brand strategy will provide OEH with public relations and commercial advantages, increase efficiencies and the effectiveness of the OEH portfolio, grow revenue and repeat business from customers, and be attractive to property owners and potential joint venture partners.

As indicated above under “Property Development”, OEH is continuing its deluxe for-sale residential development activities.  Management anticipates future profits both from sales of land and completed units and, in certain cases, from ongoing management for the owners as integral parts of the adjacent hotels.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (prioritizing electronic channels such as the internet and strategic travel agents and tour operators), cross-selling to customers, and public relations.  OEH has a corporate sales force of about 90 persons in 11 locations.  These include key account sales offices in New York, Sao Paulo, London, Paris, Cologne, Milan, Madrid, Moscow, Tokyo and Singapore, and reservations offices in Charleston (South Carolina), London and Singapore.  OEH also has local sales representatives responsible for the hotels where they are based.  OEH’s sales staff train preferred travel industry and distribution partners, negotiate with group and corporate account representatives, and conduct marketing initiatives such as direct mailings, e-commerce, trade show participation and event sponsorship.  OEH participates in a number of partner programs, such as “American Express Centurion” and “Virtuoso”.  OEH offers its top travel agents and other industry partners free participation in OEH’s “Bellini Club” providing training courses, special commissions and sales support for all OEH products worldwide.

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

Because repeat customers appreciate the consistent quality of OEH’s hotels, trains, cruises and restaurants, an important part of management’s strategy is to promote OEH properties through various cross-selling efforts.  These include the inhouse “Orient-Express Traveller” directory, worldwide preferred travel agent programs, and direct communications with customers.  OEH sells luxury souvenir goods branded with the names of its travel products.

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

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, OEH’s properties have won numerous national and international awards given by consumer or trade publications such as Conde Nast Traveller, Travel & Leisure and Tatler and private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as the American Automobile Association.  The awards are based on opinion polls of the publications’ readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

Competition

Some of OEH’s properties are located in areas where there are numerous competitors, some of which have greater resources than OEH has.  Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property and services offered, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and reputation and name recognition.

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

OEH’s luxury tourist trains have no direct competitors.  Other trains exist on similar routes, including new services in 2009 on the Cusco-Machu Picchu line of PeruRail, but management believes OEH’s trains and onboard service are unique and of such superior quality that guests consider an OEH train journey more as a luxury experience and an end in itself rather than as a means of transport.

Employees

OEH currently employs about 7,100 persons, about 2,500 of whom are represented by labor unions.  Approximately 6,150 persons are employed in the hotels and restaurants, 850 in the trains and cruises business, and 100 in central administration and other activities.  Management believes that OEH’s ongoing labor relations are satisfactory.

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

ITEM 1A.                                            Risk Factors

OEH’s business is subject to various risks, including those described below.  Investors should carefully consider the “Risk Factors” below.  These are separated into three general groups:

•                  risks of OEH’s business,

•                  risks that relate to OEH’s financial condition and results of operations, and

•                  risks of investing in class A common shares.

The risks described below are only those that management considers to be the most significant.  There may be additional risks that management currently regards as less material or that are not presently known.

If any of these risks occurs, OEH’s business, prospects, financial condition, results of operations or cash flows could be materially adversely affected.  Any of the risks stated below may have a material adverse effect, which means the risk may have one or more of these effects.  In that case, the market price of the class A common shares could decline.

This report also contains forward looking statements that involve risks and uncertainties.  See “Forward Looking Statements” above.  OEH’s actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks of OEH’s Business

OEH’s operations are subject to adverse factors generally encountered in the lodging, hospitality and travel industries.

Besides the specific conditions discussed in the risk factors below, these adverse factors include:

•                  cyclical downturns arising from changes in general and local economic conditions and business activities, which impact levels of travel and demand for travel products,

•                  recurrence of rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services,

•                  political instability of the governments of some countries where OEH’s properties are located or operate, resulting in depressed demand,

•                  less disposable income of consumers and the travelling public,

•                  dependence on varying levels of tourism, business travel and corporate entertainment,

•                  changes in popular travel patterns,

•                  competition from other hotels and leisure time activities,

•                  periodic local oversupply of guest accommodation, which may adversely affect occupancy and actual rates achieved,

•                  increases in operating costs at OEH’s properties due to inflation and other factors which may not be offset by increased revenues, and changes in costs of materials,

•                  regional and local economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•                  expropriation or nationalization of properties by foreign governments, and limitations on repatriation of local earnings,

•                  foreign exchange rate movements impacting OEH’s revenues and costs,

•                  adverse weather conditions or destructive forces like fire or flooding that sometimes result in closure of properties,

•                  reduction in domestic or international travel and demand for OEH’s properties due to actual or threatened acts of terrorism or war, or the outbreak of contagious disease, and heightened travel security measures instituted in response to these events,

•                  travel-related accidents or industrial action, increased transportation and fuel costs, and natural disasters interfering with travel, and

•                  seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

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

Also, as a result of the terrorist attacks in the United States in September 2001 and the subsequent military actions in Afghanistan and Iraq, international, regional and even domestic travel was disrupted and public concerns about travel safety increased significantly.  Demand for most of OEH’s properties declined substantially in the latter part of 2001 and in 2002. Further acts of terrorism or a military action, or the threat of either, could again reduce leisure and business travel, thereby adversely affecting OEH’s results.

The currently weakened economies of North America, Europe and other regions and the recent disruption of financial markets in various parts of the world have resulted in RevPAR declines at most of OEH’s properties in 2009 and in shorter lead times for reservations because of customers’ economic uncertainty.  Shorter booking lead times were also experienced in the 2001-2002 period.  As a result, OEH’s ability to forecast operating results and cash flows has been reduced.  These factors also affected OEH’s liquidity outlook.  See “Risks Relating to OEH’s Financial Condition and Results of Operations’ below.

If revenue decreases at OEH’s properties, its expenses may not decrease at the same rate, thereby adversely affecting OEH’s profitability and cash flow.

Ownership and operation of OEH’s properties involve many relatively fixed expenses such as personnel costs, interest, rent, property taxes, insurance and utilities.  If revenue declines when demand weakens, OEH may not be able to reduce these expenses to the same degree to preserve profitability.  While OEH did reduce many overhead expenses in late 2008 and 2009 during the current economic downturn in many countries, its operating margins and cash flow declined as revenue fell.

The hospitality industry is highly competitive, both for customers and for acquisitions of new properties.

Some of OEH’s properties are located in areas where there are numerous competitors seeking to attract customers, particularly in city centers. Competitive factors in the hospitality industry include:

•                  convenience of location,

•                  the quality of the property and services offered,

•                  room rates and menu prices,

•                  the range and quality of food services and amenities offered,

•                  types of cuisine, and

•                  reputation and name recognition.

Demographic, geographic or other changes in one or more of OEH’s markets could impact the convenience or desirability of its hotels and restaurants, and so could adversely affect their operations.

Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which OEH operates.  For example, new passenger rail services have recently started to operate on the Cusco-Machu Picchu line of PeruRail for the first time in direct competition, which may reduce PeruRail’s profitability.  As another example, largely because of new hotel competition in Bora Bora as well as high cost structures, OEH decided in late 2007 to dispose of Bora Bora Lagoon Resort.

OEH competes for hotel and restaurant acquisition opportunities with others who may have greater financial resources.  These competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage.  This competition may have the effect of reducing the number of suitable investment opportunities offered to OEH and increasing its acquisition costs because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, development and construction, and environmental matters, and compliance with these laws could reduce profitability of properties that OEH owns or manages.

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

OEH is also subject to U.S. and foreign laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant potential environmental liabilities, even in situations where the environmental problem or violation occurred on a property before OEH acquired it.  Existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality or other environmental and health concerns may be adopted or become applicable to OEH.

OEH’s acquisition, expansion and development strategy may be less successful than expected and, therefore, its growth may be limited.

Management intends to increase OEH’s revenues and earnings in the long term through acquisition of new properties and expansion of existing properties.  The ability to pursue new growth opportunities successfully will depend on management’s ability to:

•                  identify properties suitable for acquisition and expansion,

•                  negotiate purchases or construction on commercially reasonable terms,

•                  obtain the necessary financing and government permits,

•                  build on schedule and with minimum disruption to guests, and

•                  integrate new properties into OEH’s operations.

Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those encountered in OEH’s existing locations.  OEH can give you no assurance that management will succeed in this growth strategy, in particular in the face of the current global economic uncertainty.

OEH plans to develop new properties in the future.  New project development is subject to such adverse factors as:

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

For example, El Encanto in Santa Barbara was originally closed for extensive renovations in late 2006, with an expected reopening in 2008.  However, because of changes in rebuilding plans, delays in obtaining government permits, a slower pace of construction than initially expected and difficulty in obtaining financing in the current economic climate, reopening of the hotel has been delayed at least until 2012.

As another example, due to the current weak economic conditions in the United States, including the problems in the credit and real estate markets, OEH has been unable at this time to obtain suitable financing and/or equity partners for its New York hotel development project adjoining the ‘21’ Club.  The purchase of the development site may be deferred until 2011, and OEH has negotiated the terms under which it may terminate its obligations to complete the purchase, in which event OEH would be required to write off its investment including capitalized costs and associated fees.

OEH may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition, expansion and development of OEH’s properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade those properties, are capital intensive.  The availability of future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of financing terms on offer.  OEH can give no assurance that future borrowings or equity financing will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs. Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings may require restrictive covenants that would limit OEH’s flexibility in operating its business.  See also “Risks Relating to OEH’s Financial Condition and Results of Operations” below.

OEH’s operations may be adversely affected by extreme weather conditions and the impact of natural disasters, and insurance may not fully cover these and other risks.

OEH operates properties in a variety of locales, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues are dependent on the revenues of individual properties, extreme weather conditions from time to time can have a major adverse impact upon individual properties or particular regions.  For example, hurricanes in August and October 2005 caused damage to the Windsor Court Hotel in New Orleans and Maroma Resort and Spa on Mexico’s Yucatan Peninsula, resulting in temporary closure of the hotels for repairs.  Similarly, The Governor’s Residence and Road to Manadalay cruiseship, both in Burma, were damaged by a cyclone in May 2008 and Bora Bora Lagoon Resort by a cyclone in February 2010.

OEH carries property, loss of earnings, liability and other kinds of insurance in amounts management deems reasonably adequate, but damages may exceed the insurance limits or be outside the scope of coverage.  Also, insurance against some risks may be unavailable to OEH on commercially reasonable terms, requiring OEH to self insure against possible loss.

If the relationships between OEH and its employees were to deteriorate, OEH may be faced with labor shortages or stoppages, which would adversely affect the ability to operate its facilities.

OEH’s relations with its employees in various countries could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees’ providing a high level of personal service, and any labor shortage or stoppage caused by poor relations with employees, including unionized labor, could adversely affect the ability to provide those services, which could reduce occupancy and room revenue and even tarnish OEH’s reputation.

OEH’s plans to expand existing properties, develop new ones and build residential units for sale at some properties are subject to project cost, completion and resale risks.

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

Occurrence of any of these risks could adversely affect the profitability of planned expansions and new developments.

OEH’s owned hotels and restaurants are subject to risks generally incidental to the ownership of commercial real estate and often beyond its control.

OEH’s owned hotels and restaurants are subject to risks generally incidental to the ownership of commercial real estate and often beyond our control.  These include:

•                  fluctuating values of commercial real estate as an investment, and potential value impairments,

•                  changes in national, regional and local economic and political conditions,

•                  changes in interest rates and the availability, cost and terms of financing,

•                  the impact of present or future government legislation and regulation (including environmental laws),

•                  the ongoing need for capital improvements to maintain or upgrade properties,

•                  changes in property taxes and operating expenses,

•                  the potential for uninsured or underinsured losses, and

•                  limited ability to reduce the relatively high fixed costs of operating owned commercial real estate if revenue declines.

For example, OEH has undertaken a program to sell owned properties that are non-core to its business, as well as continue selling its developed for-sale residential real estate.  In an unfavorable commercial real estate market, OEH may be unable to sell properties at values OEH is seeking, particularly during the current economic downturn and weakness in credit markets, or sell them at the pace OEH has planned.

Loss or infringement of OEH’s brand names could adversely affect its business.

In the competitive hotel and leisure industry in which OEH operates, trade names and trademarks are important in the marketing, promotion and revenue generation of OEH’s properties. OEH has a large number of trade names and trademarks, and expends resources each year on their surveillance, registration and protection.  OEH’s future growth is dependent in part on increasing and developing its brand identities.  The loss, dilution or infringement of any of OEH’s brand identities could have an adverse effect on its business, results of operations and financial condition.

Some OEH properties are geographically concentrated in countries where national economic downturns, political events or other changing local conditions beyond OEH’s control could disproportionately affect OEH’s business.

While OEH’s geographic diversification in 24 countries lessens the dependence of its results of operations on any particular region, OEH owns eight hotels in Italy and OEH owns one hotel in Peru and its 50/50 joint ventures in Peru own a further four hotels as well as PeruRail.  Due to this concentration of properties in these two countries, OEH’s business is more exposed to national events or conditions there than other countries where OEH operates.

OEH may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations of those joint ventures.

Six of OEH’s hotels and two of its tourist trains are owned by joint venture companies in which OEH has an investment of 50% or less and shares control of at least some aspects of their businesses, such as expenditure for capital improvements.  These joint venture investments of OEH involve risks somewhat different from 100% ownership because OEH’s partners

•                  may be unable to meet their capital contribution obligations,

•                  may have business interests inconsistent with those of OEH or act contrary to OEH’s objectives and policies,

•                  may cause properties to incur unplanned liabilities, or

•                  may take actions that impair OEH’s operation of the business.

If any of these possibilities occurs, OEH’s operations could be adversely affected because it may have limited ability to rectify resulting problems within the joint venture and even to dispose of its joint venture investment.  Disputes with joint venture partners may result in litigation costly to OEH.

Risks Relating to OEH’s Financial Condition

and Results of Operations

The current uncertainty in financial markets and the sustained weakening of the economies of many countries has adversely affected OEH’s financial condition and results of operations and could do so in the future.

Financial markets in the United States, Europe and Asia have experienced significant disruption recently, including, among other things, volatility in securities prices and diminished liquidity and credit availability.  Furthermore, the economies of the United States and other countries have slowed down, leading to economic downturns which could, among other things, reduce the amounts persons and businesses spend on travel, hotels, dining and entertainment.  OEH has experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for OEH’s hotels and other travel products.  Largely as a result, OEH’s consolidated revenue of $502,838,000 and earnings from operations of $51,583,000 in 2008 declined to $456,956,000 and $19,699,000, respectively, in 2009.

OEH cannot predict the likely duration or severity of the current disruption in financial markets or the general economic uncertainty in the United States and many parts of the world.  However, if weakened economic conditions continue or worsen, they could decrease OEH’s future revenue, profitability and cash flow from operations which could adversely impact its liquidity and financial condition, including OEH’s ability to comply with financial covenants in its loan facilities.

The financial uncertainty and economic weakening identified in the previous Risk Factor could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to raise additional funds for its cash requirements for working capital, commitments and debt service.

During the 12 months ending December 31, 2010, OEH has approximately $30,000,000 of scheduled debt repayments including capital lease payments.  Additionally at December 31, 2009, there was $26,614,000 of Porto Cupecoy indebtedness that matures as sales of apartments are made.  In 2011, OEH has approximately $456,800,000 of scheduled debt repayments including capital lease payments.

OEH’s capital commitments at December 31, 2009 amounted to $54,627,000, including $43,000,000 related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  In July 2009, OEH and the Library signed agreements to spread and secure future payments on this purchase over 24 months.  In addition to the $7,000,000 already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library.

Other capital commitments at December 31, 2009 included $9,300,000 to complete construction of the Porto Cupecoy development, which is being funded by a short-term bank loan and from deposits received from buyers of sold units, and a conditional commitment of $117,000,000 to purchase two hotels in Sicily, which was completed and funded in January 2010 by assumption of existing and new indebtedness relating to the hotels and part of the proceeds of the second share offering referred to in the next paragraph.

In May 2009, OEH completed a public offering through underwriters in the United States of 25,875,000 newly issued class A common shares of the Company, and in January 2010 completed an additional public offering through underwriters in the U.S. of 13,800,000 class A common shares of the Company.  OEH has been using the net proceeds from these offerings, totaling approximated $272,000,000, primarily for debt reduction, general corporate purposes and to fund part of the purchase price of the two Sicilian hotels.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, the refinancing of maturing debt with new borrowing facilities, the proceeds of sales of non-core assets and developed real estate, and the proceeds from the two recent class A share sales.

However, OEH can give you no assurance that, in the current economic and financial environment, additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that OEH will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, or that other cash-saving steps management may take to enhance OEH’s liquidity and capital position will bridge any shortfall.  If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in OEH’s financing agreements could be breached or could limit management’s discretion in operating OEH’s businesses, causing OEH to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH’s financing agreements with several commercial bank lenders contain covenants that include limits on additional debt collateralized by mortgaged properties, limits on property liens and limits on mergers and asset sales, and financial covenants requiring maintenance of minimum net worth amounts or a minimum debt service coverage, or establishing a maximum debt to equity ratio or a maximum loan to collateral value ratio.  These covenants may limit OEH’s flexibility in operating properties securing these agreements.  Indebtedness is also collateralized by substantially all of OEH’s properties. Future financing agreements may contain similar provisions and covenants or even more restrictive ones.  If OEH fails to comply with the restrictions in present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

Management is in regular discussions with OEH’s bankers regarding funding requirements and to ensure continued compliance with the financial covenants applicable to OEH in its existing loan facilities.  At December 31, 2009, OEH was in compliance with all financial covenants, although the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance with a debt service coverage ratio in its first mortgage loan facility which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel.  OEH and its partner continue to service the debt and are discussing with the lender how to bring the hotel back into compliance.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a covenant breach if weak trading conditions lead to a deterioration of its results and the costs of implementing remedial steps reduce OEH’s earnings in any given period.  If current economic conditions, including the volatility recently experienced in foreign exchange and global debt markets, continue or worsen, management believes there is heightened risk that OEH could breach certain financial covenants that apply to it.

OEH’s liquidity would be adversely affected if a covenant breach occurred in a material loan facility and OEH was unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured.  Management expects to take pro active steps to meet with OEH’s bankers to seek an amendment to any specific financial covenant if management believed that it was likely that the covenant would be breached because of adverse trading conditions or incurrence of additional costs.  OEH can give no assurance, however, that its loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

OEH’s substantial indebtedness could adversely affect its financial health.

OEH has a large amount of debt in its capital structure and may incur additional debt from time to time.  As of December 31, 2009, OEH’s consolidated long-term indebtedness was $811,734,000 (including the current portion).  Additionally there was $6,757,000 of debt related to discontinued operations.  This substantial indebtedness could:

•                  require OEH to dedicate much of its cash flow from operations to debt service payments, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes,

•                  limit OEH’s ability to obtain additional financing for its business,

•                  increase OEH’s vulnerability to adverse economic and industry conditions, including the seasonality of some of OEH’s activities, or

•                  limit OEH’s flexibility in planning for, or reacting to, changes in its business and industry as well as the economy generally.

OEH must also repay or refinance its indebtedness in the future.  Although OEH may seek to refinance its indebtedness, OEH may be unable to obtain refinancing on satisfactory terms, in particular because of the current economic uncertainty in debt markets.  OEH’s failure to repay indebtedness when due may result in a default under that indebtedness and cause cross-defaults under other OEH indebtedness.

Increases in prevailing interest rates may increase OEH’s interest payment obligations.

After taking into account OEH’s fixed interest rate swaps, approximately 44% of OEH’s consolidated long-term debt at December 31, 2009 accrued interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but OEH can give no assurance that those hedges will lessen the impact on OEH of rising interest rates.  At December 31, 2009, approximately 56% of OEH’s long-term debt was subject to fixed interest rate swaps.

Fluctuations in foreign currency exchange rates may have a material adverse effect on OEH’s financial statements and/or operating margins.

Substantial portions of OEH’s revenue and expenses are denominated in non-U.S. currencies such as European euros, British pounds sterling, Russian rubles, South African rand, Australian dollars, Peruvian nuevos soles, Botswana pula, Brazilian reals, Mexican pesos and various South East Asian currencies.  In addition, OEH buys assets and incurs liabilities in these foreign currencies.  Foreign exchange rate fluctuations may have a material adverse effect on OEH’s financial statements and/or operating margins.

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

OEH’s ability to pay dividends on the class A common shares is limited.

OEH paid quarterly cash dividends on the Company’s class A and B common shares in the amount of $0.025 per share in 2004 through 2008 but suspended dividends beginning in 2009.  OEH can give no assurance that it will be able to resume dividend payments in the future because of debt repayment requirements, a downturn to OEH’s business or other reasons.

Under Bermuda law, the Company may not pay dividends or make other distributions on the class A and B common shares if there are reasonable grounds for believing that OEH is, or after the payment would be, unable to pay its liabilities as they become due, or if the realizable value of OEH’s assets is less than the aggregate of its liabilities, issued share capital and “share premium accounts” (share premium is defined as the amount of shareholders’ equity over and above the aggregate par value of issued shares).  OEH can give no assurance that the Company will not be restricted by Bermuda law from paying dividends.

OEH is subject to accounting regulations and uses certain accounting estimates and judgments that may differ significantly from actual results.

Implementation of existing and future standards and rules of the U.S. Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of OEH’s financial statements and related disclosures.  Future regulatory requirements could significantly change OEH’s current accounting practices and disclosures.  These changes in the presentation of OEH’s financial statements and related disclosures could change an investor’s interpretation or perception of OEH’s financial position and results of operations.  For example, OEH became subject to the FASB’s Accounting Standards Codification (“ASC”) 740 “Income Taxes” in the first quarter of 2007 requiring it to recognize at that time a substantial initial liability with a corresponding adjustment to retained earnings.  OEH’s future income tax cost may include a tax benefit as the initial provision is released or a tax cost as new liabilities are recognized, in addition to the tax costs or benefits that relate to OEH’s trading activities and results.

OEH uses many methods, estimates and judgments in applying its accounting policies.  By their nature, these are subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead OEH to change its methods, estimates and judgments which could significantly affect the presentation of OEH’s results of operations.

As an example of these estimates and judgments, in accordance with the ASC 350-30 “Intangibles-Goodwill and Other”, OEH evaluates goodwill at least annually, or when events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable.  OEH’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  OEH cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, it may be required to record a further charge in a future statement of operations for goodwill impairment losses, in addition to the impairment charges on continuing operations of $6,107,000 recorded in 2008 and $6,500,000 recorded in 2009.

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

The price of class A common shares can fluctuate as a result of a variety of factors, many of which are beyond OEH’s control.  These factors include:

•                  quarterly variations in operating results,

•                  operating results that vary from the expectations of management, securities analysts and investors,

•                  changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•                  developments generally affecting OEH’s business or the hospitality industry,

•                  market speculation about a potential acquisition of OEH or all or part of its business,

•                  announcements by OEH or its competitors of significant contracts, acquisitions, joint ventures or capital commitments,

•                  announcements by third parties of significant claims or proceedings against OEH,

•                  the dividend policy for the class A and B common shares,

•                  future sales of equity or equity-linked securities including by holders of large positions in the outstanding class A common shares, and

•                  general domestic and international economic conditions.

In addition, the stock market in general can experience volatility that is often unrelated to the operating performance of a particular company.  Recently this volatility has been significant because of disruption in capital markets and contraction of credit availability.  These broad market fluctuations may adversely affect the market price of the class A common shares.

Investors in an offering of class A common shares by the Company may pay a much higher price than the book value of the outstanding class A common shares.

If investors purchase class A common shares in an offering by the Company, they may incur immediate and substantial dilution representing the difference between OEH’s net tangible book value and the as-adjusted net tangible book value per share after giving effect to the offering price.  The Company may also in the future issue additional shares of its authorized and unissued class A common shares in connection with compensation of OEH’s management, future acquisitions, future public offerings or private placements of class A common shares for capital raising purposes or for other business purposes, all of which may result in the dilution of the ownership interests of holders of outstanding class A common shares.  Issuance of additional class A common shares may also create downward pressure on the trading price of outstanding class A common shares that may in turn require the Company to issue additional shares to raise funds through sales of its securities.  This may further dilute the ownership interests of holders of outstanding class A common shares.

OEH may have broad discretion over the use of the net proceeds from any offering of class A common shares.

OEH may have broad discretion as to the use of the proceeds from any offering by the Company of its class A common shares.  Accordingly, investors would be relying on the judgment of the Company’s board of directors and OEH’s management with regard to the use of these net proceeds, and may not have the opportunity, as part of the investment decision, to assess whether the proceeds are being used appropriately.  It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for OEH.

A subsidiary of the Company, which has two Company directors on its board of directors, may control the outcome of most matters submitted to a vote of the Company’s shareholders.

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 67% of the combined voting power of class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A common shares representing an additional 0.3% of combined voting power.  In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A common shares having one-tenth of one vote per share and holders of class B common shares having one vote per share.  Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A common shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings.  The manner in which Holdings votes its shares is determined by the four directors of Holdings, two of whom, John D. Campbell and Prudence M. Leith, are also directors of the Company, consistently with the exercise by those directors of their fiduciary duties to Holdings.  Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain institutional shareholders (collectively owning approximately 6.7% of the class A common shares) have challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares.  Those resolutions were rejected at the October 10, 2008 special general meeting of shareholders of the Company by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda seeking similar and related relief.  See Item 3—Legal Proceedings.

The Company continues to believe the Bermuda litigation is without merit and is defending the action vigorously.  The corporate governance structure of the Company has been analyzed by legal counsel, and the board of directors and management believe that the structure is valid under Bermuda law.  It enables OEH to oppose any proposals that are contrary to the best interests of the Company and its shareholders, including coercive or unfair offers to acquire the Company, and thus preserve the value of OEH for all shareholders.  This corporate governance structure has been in place since the

Company’s initial public offering in 2000 and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the class A common shares.  However, the outcome of any litigation is uncertain.  Additional litigation against the Company or other future challenges of its governance structure may occur which may cause OEH to incur added costs, such as legal expenses, to defend the corporate governance structure.

Provisions in the Company’s charter documents, and the preferred share purchase rights currently attached to the class A and B common shares, may discourage a potential acquisition of OEH, even one that the holders of a majority of the class A common shares might favor.

The Company’s memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH or to engage in another form of transaction involving a change of control of the Company without the consent of the Company’s board of directors.  These provisions include:

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

Also, the Company’s board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Although management believes these provisions provide the shareholders an opportunity to receive a higher price by requiring potential acquirers to negotiate with the Company’s board of directors, these provisions apply even if the offer is favored by shareholders holding a majority of the Company’s equity.

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

A judgment of a United States court for liabilities under U.S. securities laws might not be enforceable in Bermuda, or an original action might not be brought in Bermuda against the Company for liabilities under U.S. securities laws.

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

ITEM 1B.               Unresolved Staff Comments

None.

ITEM 2.                  Properties

OEH owns 35 hotels worldwide (including nine under long-term lease), four European tourist trains, its Burmese cruiseship and five small French canalboats, and one stand-alone restaurant in the United States, and owns interests of 50% or less in six hotels in Peru, Spain and the U.S., its Southeast Asian tourist train and PeruRail, all as described in Item 1—Business above.  A second stand-alone restaurant in Argentina is being sold and is excluded from these figures.  The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise businesses are occupied under operating leases.

ITEM 3.            Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business and as described below, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Corporate Governance Structure

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently owns all outstanding 18,044,478 class B common shares of the Company and may vote those shares under Bermuda law, which represent about 67% of the combined voting power of the class A and B common shares for most matters submitted to a vote of the Company’s shareholders.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

On January 12, 2009, D.E. Shaw Oculus Portfolios LLC, D.E. Shaw Valence Portfolios LLC and CR Intrinsic Investments LLC filed a petition in the Supreme Court of Bermuda.  The petition (as amended) alleges, among other things, (i) that the Company has acted unlawfully by holding and voting, directly or indirectly, its own shares, (ii) that the Company’s board of directors has exercised its fiduciary powers for an improper purpose with respect to the holding and voting of class B common shares of the Company, (iii) that the Company’s board of directors has breached its fiduciary duties to the Company and failed to act in good faith and in the best interests of the Company and (iv) that the Company’s affairs have been conducted in a manner oppressive or prejudicial to the interests of the holders of the class A common shares of the Company.

The named respondents in the petition are (i) the Company, (ii) Holdings and (iii) the individual members of the Company’s current board of directors (other than Mitchell C. Hochberg).

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

The respondents filed points of defence to the petition on May 11, 2009.  After the petitioners filed points of reply on June 11, 2009 to the points of defence, the petitioners and the respondents filed with the Court on July 10 and 17, 2009 separate summonses seeking, among other matters, a trial on preliminary issues relating to the legality of the holding of class B common shares in the Company by Holdings.  The respondents also filed a summons seeking to strike out (dismiss) the petition.  A hearing before the Court was held on September 16, 2009 at which a further hearing on the substance of the summonses was scheduled in late April 2010.

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

ITEM 4.            Submission of Matters to a Vote of Security Holders

The Company submitted no matter to a vote of its security holders during the fourth quarter of 2009.

PART II

ITEM 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the class B common shares of the Company are owned by a subsidiary of the Company and not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a class A common share in 2009 and 2008 as reported for New York Stock Exchange composite transactions:

	2009		2008
	High	Low	High	Low

First quarter	$9.45	$2.64	$58.56	$40.42
Second quarter	9.05	4.01	49.71	39.19
Third quarter	12.98	6.67	43.28	23.55
Fourth quarter	11.43	7.63	24.47	3.80

The Company paid quarterly cash dividends at the rate of $0.025 per class A and B common share in 2008, and paid no dividends in 2009 as a cash saving measure.

The Islands of Bermuda where the Company is incorporated have no applicable government laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to non-resident holders of the class A and B common shares of the Company or which subject United States holders to taxes.

At February 19, 2010, the number of record holders of the class A common shares of the Company was approximately 70.

During 2009, the Company made no offering of its class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2009, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(d) and (e) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 6.  Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share amounts)

Revenue	$456,956	$502,838	$528,956	$431,249	$373,241

Impairments (1)	$(6,500)	$(29,099)	$—	$—	$—

Gain on disposal of fixed assets (2)	$1,385	$—	$2,312	$6,619	$—

Earnings from unconsolidated companies, net of tax	$4,183	$16,771	$16,425	$11,970	$11,175

Net (loss)/earnings from continuing operations	$(19,277)	$1,084	$53,976	$35,760	$42,293

(Loss)/earnings from discontinued operations, net of tax (3)	$(49,520)	$(27,635)	$(20,334)	$4,007	$(754)

Net (loss)/earnings	$(68,797)	$(26,551)	$33,642	$39,767	$41,539

Basic (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.28)	$0.03	$1.27	$0.88	$1.11
Net (loss)/earnings from discontinued operations	(0.73)	(0.64)	(0.48)	0.10	(0.02)
Net (loss)/ earnings	$(1.01)	$(0.61)	$0.79	$0.98	$1.09

Diluted (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.28)	$0.03	$1.27	$0.87	$1.10
Net (loss)/earnings from discontinued operations	(0.73)	(0.64)	(0.48)	0.10	(0.02)
Net (loss)/earnings	$(1.01)	$(0.61)	$0.79	$0.97	$1.08

Total assets	$2,072,690	$2,068,796	$1,988,437	$1,751,663	$1,452,166

Long-term obligations	$811,734	$791,793	$714,837	$597,566	$495,947

Shareholders’ equity	$878,709	$782,598	$848,531	$806,996	$650,496

Dividends per share	$—	$0.10	$0.10	$0.10	$0.10

(1)           The impairments in 2008 consisted of impairment of goodwill at Hôtel de la Cité, Le Manoir aux Quat’Saisons and Keswick Hall of $6,107,000, and impairment of the equity investment in Hotel Ritz in Madrid of $22,992,000. The impairments in 2009 consisted of impairment of goodwill at Miraflores Park Hotel, Casa de Sierra Nevada and Observatory Hotel amounting to $6,500,000.

(2)           The gain in 2006 related to the sale of the investment in Harry’s Bar.  The gain in 2007 related to the gain on the settlement of insurance proceeds for hurricane damaged assets at Maroma Resort and Spa.  The 2009 gain is related to settlement of insurance proceeds for hurricane damaged assets on the Road to Mandalay ship.

(3)           The results of Lapa Palace Hotel, Windsor Court Hotel, Lilianfels Blue Mountains, Bora Bora Lagoon Resort and La Cabana have been presented as discontinued operations for all periods presented.  Included in the loss from discontinued operations is goodwill and fixed asset impairment losses of $43,695,000 in 2009, $15,616,000 in 2008 and $13,992,000 in 2007, gain on sales of Lapa Palace Hotel and Windsor Court Hotel in 2009 of $3,737,000, and an insurance loss at the Windsor Court Hotel in 2009 of $2,883,000.

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

Introduction

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development.  Hotels in 2009 consisted of 42 deluxe hotels, 36 of which were wholly or majority owned. Of the 36 hotels, as noted below, two were sold during 2009 and two others were held for sale at December 31, 2009 and were accounted for as discontinued operations.  The other 32 owned hotels are referred to in this discussion as “owned hotels”.  These figures exclude the two hotels purchased in Sicily by OEH in 2010.

The other six hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.  This includes the Charleston Place Hotel only in 2007 and 2008 because, as noted below and in Note 3 to the Financial Statements, OEH has consolidated this hotel into its financial statements effective December 31, 2008.

Of the owned hotels in 2009, 12 were located in Europe, seven in North America (excluding Charleston Place Hotel) and 17 in the rest of the world.

In December 2007, Bora Bora Lagoon Resort in French Polynesia was designated as held for sale, and in December 2009, Lilianfels Blue Mountains in Katoomba, Australia, was also designated as held for sale. The sale of Lilianfels Blue Mountains was subsequently completed in January 2010 for $19.3 million cash.

In June 2009, OEH sold its owned Lapa Palace Hotel in Lisbon, Portugal for $42.0 million of which $26.3 million was received in cash in 2009 and the remaining $15.7 million has been deferred for payment in 2010. The hotel was not considered a long-term fit with OEH’s portfolio and strategy so OEH took the opportunity to sell the property at an attractive price.

In October 2009, OEH sold its owned Windsor Court Hotel in New Orleans, Louisiana for $44.25 million cash. The hotel was not considered a long-term fit with OEH’s portfolio as the market in New Orleans is dominated by corporate and conference business, whereas OEH’s core market is primarily the leisure guest.

Of OEH’s stand alone restaurants in 2009, it currently owns and operates the ‘21’ Club in New York, New York. In December 2009, OEH signed an agreement to sell its La Cabana restaurant in Buenos Aires, Argentina for $2.7 million, to be paid on or before the end of March 2010. La Cabana was designated as held for sale at December 31, 2009.

Accordingly, the results of Bora Bora Lagoon Resort, Lilianfels Blue Mountains, Lapa Palace, Windsor Court Hotel and La Cabana restaurant have been reflected as discontinued operations for all periods presented.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

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

In 2007, OEH saw same store RevPAR growth of 15% in U.S. dollars and 11% in local currency, with average occupancy of 62% and ADR of $467.  In 2008, same store RevPAR increased 5% in U.S. dollars and 4% in local currency with average occupancy of 59% and ADR of $482. In 2009, same store RevPAR decreased 23% in U.S. dollars and decreased 19% in local currency with average occupancy of 51% and ADR of $407.

OEH’s longer-term strategy to grow its business includes:

•      RevPAR growth:  the unique nature of OEH’s individual properties and the avoidance of a chain brand have historically enabled OEH to charge premium rates for rooms;

•      Expansion of hotels:  the returns on investment by adding new rooms or other facilities to a hotel are high as the incremental operating costs are low;

•      Acquisitions:  OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs; and

•      Real estate:  OEH owns land near to or surrounding its hotels which it intends to develop over time, on a pre-sale basis, for residential real estate sales.

Primarily to maintain and improve its liquidity, OEH has raised equity capital in three tranches in the last 16 months, as follows:

•      In November 2008, OEH raised $52.5 million in cash, after fees and costs, by selling 8,490,000 newly-issued class A common shares at $6.50 each.  The proceeds were used primarily for general corporate purposes including working capital, debt service and capital investment.

•      In May 2009, OEH raised an additional $141.3 million in cash, after fees and costs, by selling 25,875,000 newly-issued class A common shares at $5.75 each. This included 3,375,000 shares covered by the underwriters’ over-allotment option which was exercised in full. The proceeds of this sale are being used primarily for debt reduction and general corporate purposes.

•      In January 2010, OEH raised $131.1 million in cash, after fees and costs, by selling 13,800,000 newly-issued class A common shares at $10.00 each.  This included 1,800,000 shares covered by the underwriters’ over-allotment option which was exercised in full.  Part of the proceeds of this sale were used to pay the cash portion of the purchase price of two hotel properties located in Taormina, Sicily, and the remainder is being used for debt reduction and general corporate purposes.

In 2009, 87% of OEH’s revenue was derived from the hotels and restaurants segment and 13% from tourist trains and cruises.  In the hotels and restaurants segment, 95% of revenue was from owned hotels, 4% from restaurants and 1% from hotel management interests.

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

Impact of Foreign Currency Exchange Rate Movements

As reported below in the comparisons of the 2009, 2008 and 2007 financial years under “Results of Operations”, OEH faces exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars.  Nine of OEH’s owned hotels in 2009 operated with currencies linked to the European euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, three in Botswana pula, two in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and European euros, respectively.

Except for the specific instances described above, OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of OEH’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

Change of Application of Accounting Policy for Porto Cupecoy

OEH accounts for revenue from its real estate activities in accordance with ASC 360-20-40 “Real Estate Sales-Derecognition” (formerly SFAS 66 “Accounting for Sales of Real Estate”). Revenue represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale. Previously, revenue related to the Porto Cupecoy project still under construction has been recognized under the percentage-of-completion method.

ASC 360-20-40 details five separate tests that must be met in order to use the percentage-of-completion method for condominiums still under construction, including a requirement that the aggregate sales proceeds and costs can be reasonably estimated. OEH has closely monitored each of the tests and concluded during the fourth quarter of 2008 that, because of the sustained weakening of the European and U.S. economies in particular which resulted in a slowdown in condominium sales compared to prior estimates, the aggregate sales proceeds that the project would generate could no longer be reasonably estimated with sufficient certainty to permit OEH to continue to recognize revenue under the percentage-of-completion method at this time.  Accordingly, OEH has reverted to accounting for sales proceeds received at the Porto Cupecoy project as deposits until the criteria required by ASC 360-20-40 are again met.

Because of this change in the application of OEH’s accounting policy, the cumulative revenue and operating costs recognized by OEH in respect of the Porto Cupecoy project were reversed through the statement of operations in the fourth quarter of 2008.

OEH will account for sales proceeds as deposits for Porto Cupecoy in the future until the criteria required by ASC 360-20-40 are again met.  The change of application of accounting policy in 2008 had no cash effect on OEH.

Market Capitalization

The Company’s class A common share price increased during 2009 from $7.66 at December 31, 2008 to $10.14 at December 31, 2009, an increase in OEH’s market capitalization from $390 million at December 31, 2008 to $779 million at December 31, 2009. These prices were much lower, however, than those prevailing prior to the fourth quarter of 2008.  OEH does not believe that a change in its share price or market capitalization is indicative of a change in the value of OEH’s assets over the period. OEH’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and OEH management performed impairment tests on all long-lived assets. OEH management believes the aggregate market value of these assets exceeds their carrying value, in part because many of OEH’s assets were acquired many years ago.

Asset and Investment Impairments

OEH regularly compares the carrying value of its fixed assets and goodwill to its own undiscounted and discounted cash flow projections, in order to determine whether any of these assets is impaired as required by ASC 360 “Impairment or Disposal of Long-Lived Assets” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”) and ASC 350-30 “Intangibles-Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”).  OEH also periodically obtains third-party valuations of fixed assets to comply with bank loan requirements.

During the quarter ended March 31, 2009, OEH completed its annual 2008 impairment review and has identified the following additional estimated goodwill impairments of $6.3 million and tradename impairments of $0.2 million within its continuing operations considering discounted future cash flows prepared as of the balance sheet date (dollars in millions):

Miraflores Park	$3.2
Casa de Sierra Nevada	3.0
Observatory Hotel	0.3
$6.5

Through a 50%/50% joint venture with a Spanish partner, OEH has a 50% investment in and manages the Hotel Ritz in Madrid.  The joint venture company is highly leveraged with first mortgage debt of €75.6 million ($108.5 million) which is non-recourse to the joint venture partners and unsecured debt of €1.0 million ($1.4 million).  One half of the unsecured debt is guaranteed by each joint venture partner.  OEH management believes substantial capital expenditure is necessary to improve the hotel’s long-term profitability.  As a result of the hotel’s discounted cash flow forecasts, OEH determined in 2008 that its investment in the joint venture was impaired and reduced the carrying amount of that investment by $23.0 million in 2008.

These impairments have no cash effect on OEH and arose primarily because of expected reductions in future cash flows from these properties which resulted from the economic downturn in Europe, the U.S. and other parts of the world in late 2008 and in 2009.

Liquidity and Financial Condition

As reported below under “Liquidity and Capital Resources—Liquidity”, OEH has substantial scheduled debt repayments and capital commitments in 2010 and is working to improve its liquidity and capital position.  OEH plans to utilize cash from operations, sales of non-core assets and its real estate developments, sales of class A common shares, appropriate debt finance and other funding sources and, if necessary, to reschedule loan repayments and capital commitments.  Also as reported below, OEH was in compliance with the major financial covenants in relevant loan facilities that applied to it at December 31, 2009.  OEH recognizes that it is exposed to enhanced risk in the current economic climate of a covenant breach during 2010 if weak trading conditions lead to a deterioration of OEH’s results.  OEH expects to take pro-active steps with its bankers to resolve prospectively any likely breach.

Recent Events in Peru

Heavy rains in late January 2010 caused flooding in the Machu Picchu region of Peru resulting in a series of landslides which severely damaged and eroded railway tracks of OEH’s rail joint venture between Cuzco, Ollantaytambo and Machu Picchu.  Services are currently suspended and none of the joint venture’s trains have been able to operate between Ollantaytambo and Machu Picchu since late January.

Engineers from OEH’s rail joint venture have repaired the track between Machu Picchu and Hydroelectrica, a town upriver from Machu Picchu, and estimate that works to the damaged tracks between Ollantaytambo and Machu Picchu, the main access route for tourist and local trains from Cuzco, will be completed by early April, subject to favorable weather conditions.

Management expects the cost of repairs and the disruption to rail operations to be covered by the joint venture’s insurance.

The Machu Picchu Sanctuary Lodge, part of OEH’s hotel joint venture in Peru, was not damaged by the floods although guest numbers are reduced because train service to Cuzco is currently stopped.  Hotel Rio Sagrado in the Sacred Valley has reopened, having been evacuated when nearby river levels were very high.  The property was not damaged.

Recent Events at Bora Bora Lagoon Resort

On February 4, 2010, Bora Bora Lagoon Resort, French Polynesia, was hit by tropical Cyclone Oli, with wind speeds reaching 160km per hour.  The resort sustained damage and is not expected to re-open before September 2010.  It is covered under OEH’s global insurance program.

Recent Events at Reid’s Palace, Madeira

While heavy rains on February 20, 2010 caused flooding on the island of Madeira, OEH’s Reid’s Palace was undamaged.  The hotel and the island’s airport are operating normally.  Hotel guests who cancel in the near term are being encouraged to re-book later in 2010.

Results of Operations

OEH’s operating results for the years 2009, 2008 and 2007, expressed as a percentage of revenue, are as follows:

	Year ended December 31
	2009	2008	2007
Revenue:
Hotels and restaurants	87%	88%	81%
Tourist trains and cruises	13	15	15
Real estate and property development	—	(3)	4
	100	100	100
Expenses:
Depreciation and amortization	9	7	7
Operating	49	46	46
Selling, general and administrative	37	36	30
Impairment of goodwill and other intangible assets	1	1	—
Impairment of equity investment	—	5	—
Gain on sale of fixed assets or investments	—	—	—
Net finance costs	7	8	7
(Loss)/earnings before income taxes	(3)	(3)	10
Provision for income taxes	(2)	—	(3)
Earnings from unconsolidated companies	1	3	3
Net (loss)/earnings from continuing operations	(4)	—	10
Loss from discontinued operations	(11)	(5)	(4)
Net (loss)/earnings as a percentage of revenue	(15)%	(5)%	6%

As noted above, management has determined in the fourth quarter of 2008 that the aggregate sales proceeds that the Porto Cupecoy real estate development project was expected to generate could no longer be reasonably estimated with sufficient certainty to continue accounting for the project using the percentage-of-completion method of accounting.  Accordingly, sales proceeds from the project have been accounted for as deposits beginning in the fourth quarter of 2008.  The cumulative revenue and operating costs recognized by OEH in respect of the project were reversed through the statement of operations, which resulted in negative real estate revenue for 2008.

Segment net earnings from continuing operations before interest expense (but after interest income from unconsolidated companies), foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”) for the years 2009, 2008 and 2007 are analyzed as follows (dollars in millions):

	Year ended December 31,
	2009	2008	2007
Segment EBITDA:
Owned Hotels:
Europe	$38.3	$61.2	$69.0
North America	14.5	9.4	10.3
Rest of the world	25.5	32.0	34.5
Hotel management and part-ownership interests	3.0	23.3	23.8
Restaurants	1.8	3.5	5.0
Tourist trains and cruises	20.6	24.3	25.5
Real estate and property development	(3.5)	(6.4)	4.1
Impairment of goodwill and other intangible assets	(6.5)	(6.1)	—
Impairment of equity investment	—	(23.0)	—
Gain on sales of fixed assets or investments	1.4	—	2.3
Central overheads	(25.9)	(31.1)	(26.1)
	$69.2	$87.1	$148.4

The foregoing segment EBITDA reconciles to net (loss)/earnings from continuing operations, as follows (dollars in millions):

	Year ended December 31,
	2009	2008	2007

Net (loss)/earnings from continuing operations	$(19.3)	$1.1	$54.0
Add:
Depreciation and amortization	40.8	34.8	34.7
Interest expense, net	31.1	46.9	41.0
Foreign currency, net	1.1	(4.8)	(0.8)
Provision for income taxes	11.0	2.2	14.8
Share of provision for income taxes of unconsolidated companies	4.5	6.9	4.7
Total	$69.2	$87.1	$148.4

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

Year Ended December 31, 2009 compared to

Year Ended December 31, 2008

Operating information for OEH’s owned hotels for the years ended December 31, 2009 and 2008 is as follows:

	Year ended December 31,
	2009	2008

Average Daily Rate (in dollars)
Europe	682	795
North America	342	374
Rest of the world	293	280
Worldwide	407	442

Rooms Available (in thousands)
Europe	276	282
North America	271	269
Rest of the world	448	430
Worldwide	995	981

Rooms Sold (in thousands)
Europe	127	153
North America	150	175
Rest of the world	221	262
Worldwide	498	590

Occupancy (percentage)
Europe	46	54
North America	55	65
Rest of the world	49	61
Worldwide	50	60

RevPAR (in dollars)
Europe	313	432
North America	189	243
Rest of the world	145	170
Worldwide	204	266

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	313	435	(28)%	(21)%
North America	272	359	(24)%	(23)%
Rest of the world	158	181	(13)%	(12)%
Worldwide	230	299	(23)%	(19)%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, which is the rooms’ revenue divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations) or major refurbishments.  The same store data excludes the following operations:

Charleston Place Hotel	Lapa Palace
Hotel das Cataratas	Windsor Court Hotel
The Governor’s Residence	Lilianfels Blue Mountains
La Residence d’Angkor	Bora Bora Lagoon Resort

Revenue

Year ended December 31,	2009	2008
	(dollars in thousands)
Hotels and restaurants
Owned hotels
Europe	$161,446	$217,121
North America	100,486	64,214
Rest of the world	116,182	129,317
Hotel management/part ownership interests	4,616	10,629
Restaurants	14,436	18,499
	397,166	439,780
Tourist trains and cruises	58,084	77,212
Real estate	1,706	(14,154)
	$456,956	$502,838

Total revenue decreased by $45.9 million, or 9%, from $502.8 million in 2008 to $456.9 million in 2009.  Hotels and restaurants revenue decreased by $42.6 million, or 10%, from $439.8 million in 2008 to $397.2 million in 2009. Revenue from tourist trains and cruises decreased by $19.1 million, or 25%, from $77.2 million in 2008 to $58.1 million in 2009.  The decrease in revenues is due to the global economic downturn and the negative impact this has had on the hotel industry.

Owned hotels revenue decreased by $32.6 million, or 8%, from $410.7 million in 2008 to $378.1 million in 2009, of which $24.5 million was due to exchange rate fluctuations and $8.1 million was due to hotel trading.  On a group basis, both average room rates and occupancy declined significantly.

Although 22 condominiums at Porto Cupecoy were sold during 2009, no revenue was recognized following OEH’s decision in 2008 to change the application of its accounting policy for revenue in respect of the Porto Cupecoy development project to account for sales proceeds as deposits, resulting in revenue of $15.3 million recognized in 2007 being reversed in 2008. Two villas at Napasai, Koh Samui, Thailand were sold during 2009 for $1.7 million. There were no real estate sales at Napasai in 2008. Real estate revenue derived from Keswick Hall was $1.1 million in 2008. There was no real estate revenue at Keswick Hall in 2009.

Owned Hotels:  The decrease in owned hotels revenue of $32.6 million is analyzed by region as follows:

Europe

Year ended December 31,	2009	2008
Average daily rate (in dollars)	682	795
Rooms available (in thousands)	276	282
Rooms sold (in thousands)	127	153
Occupancy (percentage)	46	54
RevPAR (in dollars)	313	432
Same store RevPAR (in dollars)	313	435

Revenue decreased by $55.7 million, or 26%, from $217.1 million in 2008 to $161.4 million in 2009.  Had exchange rates in 2009 been the same as in 2008, Europe’s 2009 revenue would have been $18.0 million higher than reported.

Revenue at the Grand Hotel Europe, St. Petersburg decreased by $21.9 million, or 40%, from $55.2 million in 2008 to $33.3 million in 2009. Of the decreased revenue, $9.0 million was due to exchange rate movement and $12.9 million was due to trading. Average rate in local currency decreased by 4% and occupancy by 28% compared to 2008.

In Italy, revenue at the Hotel Splendido and Splendido Mare decreased by $4.3 million from $29.3 million in 2008 to $25.0 million in 2009. Revenue fell by $2.1 million at the Villa San Michele from $12.0 million in 2008 to $9.9 million in 2009, and decreased by $3.2 million at Hotel Caruso Belvedere from $13.8 million in 2008 to $10.6 million in 2009. Revenue at the Hotel Cipriani and Palazzo Vendramin decreased by $6.0 million from $34.1 million in 2008 to $28.1 million in 2009.  Altogether revenue at the six Italian hotels fell by 17%.  Without the negative effect of exchange rate movements of $3.6 million in 2009 compared to the previous year, revenue at the Italian hotels collectively would have been $12.0 million lower in 2009 than in 2008, reflecting a decline in average rates of 14% across the six properties on a same store local currency basis which was partially offset by a 2% rise in occupancy, when expressed in local currency.

Revenue at La Residencia, Mallorca decreased by $5.7 million, or 34%, from $16.8 million in 2008 to $11.1 million in 2009. Of the decrease in revenue, $0.5 million was due to exchange rate movements and $5.2 million due to trading. Average rate decreased by 12% and occupancy by 25% compared to 2008.

Revenue at Le Manoir aux Quat’Saisons, Oxfordshire decreased by $3.0 million, or 13%, from $23.7 million in 2008 to $20.7 in 2009. Exchange rate movements caused revenue to fall by $3.7 million in 2009 compared to the prior year.  Revenue increased by $0.7 million due to improved year on year trading.  Average rate increased by 2% while occupancy dropped by 4% compared to the prior year.

Revenue at Reid’s Palace, Madeira decreased by $7.8 million, or 31%, to $17.1 million in 2009 from $24.9 million in 2008. Of the decrease in revenue, $0.8 million was due to exchange rate movements and $7.0 million due to trading. Occupancy declined 20% and average rate declined 13% compared to 2008.

Revenue at Hôtel de la Cité, Carcassonne decreased by $1.8 million, or 24%, to $5.6 million in 2009 from $7.4 million in 2008. Both occupancy and average rate declined at Hôtel de la Cité in 2009, by 14% and 7% respectively, compared to 2008.

On a same store basis across the European hotels, RevPAR decreased by 21% in local currency or 28% when translated in U.S. dollars. Occupancy on a same store basis declined from 54% in 2008 to 46% in 2009, and same store ADR declined 14% from $792 in 2008 to $682 in 2009.

North America

Year ended December 31,	2009	2008
Average daily rate (in dollars)	342	374
Rooms available (in thousands)	271	269
Rooms sold (in thousands)	150	175
Occupancy (percentage)	55	65
RevPAR (in dollars)	189	243
Same store RevPAR (in dollars)	272	359

Revenue increased by $36.3 million in 2009 compared to 2008. Excluding Charleston Place Hotel which was consolidated for the first time in 2009, North America revenue decreased by $10.2 million to $54.0 million in 2009 compared with $64.2 million in 2008.

Revenue at the Charleston Place Hotel, South Carolina was $46.5 million for 2009 compared with $57.7 million in 2008, a decrease of $11.2 million, or 19%. Occupancy fell 10% from 65% in 2008 to 55% in 2009, and RevPAR decreased by 20% from $167 in 2008 to $133 in 2009. Earnings from the Charleston Place Hotel were reflected in earnings from unconsolidated companies in 2008.

Revenue at Inn at Perry Cabin, Maryland decreased by $1.9 million, or 17%, from $11.3 million in 2008 to $9.4 million in 2009. Occupancy decreased by 13% and average rate by 1% compared to 2008.

In Mexico, revenue at Maroma Resort and Spa decreased by $5.5 million, or 31%, from $17.5 million in 2008 to $12.0 million in 2009. The outbreak of swine flu and media reports on domestic crime impacted revenue as travel plans to Mexico were cancelled by prospective tourists. Average rate dropped 7% while occupancy dropped a significant 26% compared to 2008.  Revenue at Casa de Sierra Nevada decreased by $0.8 million to $2.3 million in 2009 from $3.1 million in 2008, of which $0.4 million was due to currency movement and $0.4 million was due to an occupancy decline of 26%, partly offset by an increase in average rate of 1% compared to 2008.

Revenue at La Samanna, St Martin decreased by $1.2 million, or 6%, to $19.6 million in 2009 from $20.8 million in the prior year, with both average rate and occupancy declining by 15% and 9%, respectively, compared to 2008. Five of the eight villas built on land owned by OEH adjacent to La Samanna were available for rental from mid-December 2008 for the first time, generating revenue of $2.1 million in 2009.

Revenue at Keswick Hall, Virginia decreased by $0.4 million from $11.1 million in 2008 to $10.7 million in 2009. Average rates fell by 6% and occupancy fell by 3% in 2009.

Across all of the North American properties, on a same store basis RevPAR decreased by 24%. Average occupancy was 55% in 2009 compared to 65% in 2008.

Rest of the World

Year ended December 31,	2009	2008
Average daily rate (in dollars)	293	280
Rooms available (in thousands)	448	430
Rooms sold (in thousands)	221	262
Occupancy (percentage)	49	61
RevPAR (in dollars)	145	170
Same store RevPAR (in dollars)	158	181

Excluding Hotel das Cataratas in Brazil which was undergoing refurbishment for the major part of 2009, revenue in the Rest of the World region decreased by $11.4 million, or 9%, from $121.0 million in 2008 to $109.6 million in 2009.

Revenue at the Copacabana Palace, Brazil increased by $1.3 million, or 3%, to $41.8 million in 2009 from $40.5 million in 2008. Exchange rate movements caused revenue to fall by $3.4 million in 2009 compared to the prior year at constant exchange rates.  Revenue increased by $4.7 million due to improved year on year trading.  Occupancy on a same store basis decreased 3% in 2009 and average daily rate increased by 2%.

Revenue at The Observatory Hotel, Sydney, Australia, decreased by $1.4 million, or 11%, from $12.9 million in 2008 to $11.5 million in 2009. Exchange rate movement contributed $0.7 million of the revenue shortfall and $0.7 million was due to trading. Average daily rate fell in 2009 by 10% compared to the prior year. Occupancy, however, increased 11% compared to 2008.

South African revenue decreased by $6.4 million, or 21%, to $23.7 million in 2009 from $30.1 million in 2008.  Revenue at the Mount Nelson Hotel, Cape Town decreased by $4.8 million and revenue at the Westcliff, Johannesburg decreased by $1.6 million to $15.4 million and $8.3 million, respectively.  The movement of the South African rand and U.S. dollar exchange rate had a negative impact on the revenue of these two hotels of $0.3 million, and $6.1 million of the shortfall was due to trading. Local currency average daily rates at the Mount Nelson decreased by 3% and occupancy decreased by 21% compared to the prior year. Local currency rates increased by 1% at the Westcliff, which offset a drop in occupancy of 12% at this hotel on a same store basis.

Revenue at OEH’s three safari camps in Botswana decreased by $3.2 million, or 32%, from $10.0 million in 2008 to $6.8 million in 2009. Exchange rate movements between the U.S dollar and Botwanan pula had a negative impact on revenues of $0.3 million.  Accordingly, trading declined by $2.9 million in 2009 compared to the prior year.

Revenue for OEH’s six Asian hotels collectively decreased by $0.7 million, or 4%, from $19.0 million in 2008 to $18.3 million in 2009.  Exchange rate movements accounted for $0.6 million of the revenue shortfall.

The Rest of the World region RevPAR, on a same store basis, decreased by 12% in local currency compared to 2008. This translated into a same store RevPAR decrease of 13% when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue from hotel management interests decreased by $6.0 million from $10.6 million in 2008 to $4.6 million in 2009, primarily due to the consolidation of Charleston Place Hotel for the first time in 2009. This property previously was accounted for under hotel management and part-ownership interests in 2008 and 2007. See Note 3 to the Financial Statements. Weakened trading due to the global economic climate negatively impacted OEH’s interests at Hotel Ritz, Madrid and the Peru hotels by $0.4 million and $0.7 million, respectively.

Restaurants:  Revenue decreased by $4.1 million from $18.5 million in 2008 to $14.4 million in 2009. The number of covers at the ‘21’ Club in New York City dropped by 8%, and the average spend decreased 12%, from $125 in 2008 to $109 in 2009.

Tourist Trains and Cruises:  Revenue decreased by $19.1 million, or 25%, from $77.2 million in 2008 to $58.1 million in 2009.

The Venice Simplon-Orient-Express revenue decreased by $10.4 million, or 37%, from $28.1 million in 2008 to $17.7 million in 2009.  Exchange rate movement reduced the train’s revenue when reported in U.S. dollars by $3.2 million. Venice Simplon-Orient-Express revenue also decreased partly due to the train operating fewer trips than the previous year, resulting in fewer passenger numbers.  The decision to operate fewer trips was due to a shortfall in demand, primarily as a result of the weakened global economic climate.

The Royal Scotsman generated revenue of $4.7 million in 2009 compared to $6.1 million in the prior year. Of this decrease, $0.8 million was due to exchange rate fluctuations. Revenue for The Royal Scotsman also decreased partly due to the train operating fewer trips than the previous year, resulting in fewer passenger numbers, because of lower demand primarily as a result of the weakened global economic climate.

Revenue generated by the day train services operating in the United Kingdom — the British Pullman and the Northern Belle — decreased by $2.1 million from $20.7 million in 2008 to $18.6 million in 2009, of which $3.4 million was due to the change in the British pound to U.S. dollar exchange rate offset by improved trading of $1.3 million.

Real Estate:  Following the change in the fourth quarter of 2008 to account for sales proceeds as deposits for the Porto Cupecoy development project, revenue of $15.3 million recognized in 2007 was reversed in 2008. Two villas at Napasai, Koh Samui, Thailand were sold during 2009 for $1.7 million. There were no real estate sales at Napasai in 2008. There was no real estate revenue at Keswick Hall in 2009. Real estate revenue derived from Keswick Hall was $1.1 million in 2008 when two lots were sold.

Depreciation and Amortization

Depreciation and amortization expense increased by $6.0 million from $34.8 million in 2008 to $40.8 million in 2009. Excluding Charleston Place Hotel which was consolidated for the first time, the increase was $0.7 million, $0.6 million being exchange rate movement year on year.

Operating Expenses

Operating expenses decreased by $6.2 million, or 3%, from $229.9 million in 2008 to $223.7 million in 2009. The 2008 expense included a credit of $9.9 million following the change in the application of the accounting policy for the Porto Cupecoy development in the fourth quarter of 2008, excluding which the saving was $16.1 million. Furthermore, Charleston Place Hotel was consolidated for the first time in 2009 when operating expenses for this property were $20.3 million. If this expense is also excluded, the decrease in operating expense was $36.4 million. Operating expenses decreased as a result of lower trading levels due to the global economic crisis.

Operating expenses at the European hotels, excluding Le Manoir aux Quat’Saisons and the Grand Hotel Europe, decreased by $12.0 million, out of which $3.0 million was partly due to the European euro to U.S. dollar exchange rate.

Operating expenses incurred in the United Kingdom in 2009 decreased by $12.0 million to $48.4 million in 2009 from $60.4 million in 2008. Movement in the British pound to the U.S. dollar caused expenses to decrease $10.8 million. The Venice Simplon-Orient-Express train incurs significant operating costs in euros, primarily haulage, railway track access and staff costs, which were higher in 2009 than in 2008 due to movements of the British pound exchange rate to the euro.

As a percentage of revenue, operating expenses were 49% of revenue in 2009 and 46% in 2008. Excluding the Porto Cupecoy costs mentioned above and Charleston Place Hotel, operating expenses were 49% of revenue in 2009 and 48% in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $12.8 million, or 7%, from $180.5 million in 2008 to $167.7 million in 2009. Excluding Charleston Place Hotel which was consolidated for the first time in 2009, the decrease was $27.0 million. Selling, general and administrative expenses decreased as a result of lower trading levels due to the weakened global economic climate.

Selling, general and administrative expenses at the European hotels, excluding Le Manoir aux Quat’Saisons and the Grand Hotel Europe, decreased by $5.0 million from $36.4 million in 2008 to $31.4 million in 2009. Euro to U.S. dollar exchange rate movements caused costs to decrease by $1.7 million.

Selling, general and administrative expenses in 2009 included an amount of $1.1 million in respect of staff termination and restructuring costs.

As a percentage of revenue, selling, general and administrative expenses were 37% of revenue in 2009 compared to 36% of revenue in 2008. Excluding Charleston Place Hotel, selling, general and administrative expenses were 38% in 2009.

Impairment of Goodwill

As noted above, OEH recorded an estimated goodwill impairment charge of $6.5 million in the first quarter of 2009. The goodwill arose on the acquisition in previous years of Miraflores Park Hotel, Casa de Sierra Nevada and The Observatory Hotel. In 2008, an impairment charge of $6.1 million was recorded.  The goodwill arose on acquisitions in previous years of Le Manoir aux Quat’Saisons, Hôtel de la Cité and Keswick Hall.

Impairment of Equity Investment

As noted above, OEH recorded an impairment charge of $23.0 million in 2008 in respect its 50% investment in Hotel Ritz in  Madrid. There was no equivalent impairment expense in 2009 or 2007.

Gain on disposal of fixed assets

There was a gain on the settlement of insurance proceeds for hurricane damaged assets of the Road to Mandalay cruiseship of $1.4 million in 2009.

Segment EBITDA

Year ended December 31,	2009	2008
	(dollars in thousands)
Segment EBITDA:

Hotels and restaurants
Owned hotels
Europe	$38,328	$61,215
North America	14,579	9,455
Rest of the world	25,453	32,000
Hotel management/part ownership interests	2,995	23,302
Restaurants	1,757	3,518
	83,112	129,490
Tourist trains and cruises	20,571	24,279
Real estate	(3,476)	(6,433)
Impairment of goodwill and other intangible assets	(6,500)	(6,107)
Impairment of equity investments	—	(22,992)
Gain on disposal of assets	1,385	—
Central overheads	(25,870)	(31,117)

	$69,222	$87,120

Segment EBITDA margins (calculated as segment EBITDA before impairment of fixed assets, goodwill and equity investments and gain on disposal of fixed assets, as a percentage of revenue) for the year ended December 31, 2009 decreased by 7%, from 23% in 2008 to 16% in 2009.

In 2009, the European hotels collectively reported a segment EBITDA of $38.3 million compared to $61.2 million in the same period in 2008.  As a percentage of European hotel revenue, the European segment EBITDA margin declined from 28% in 2008 to 24% in 2009.

Segment EBITDA in the North American region was $9.5 million in 2008 and $14.6 million in 2009, an increase of $5.1 million. Excluding Charleston Place Hotel which was consolidated for the first time in 2009, segment EBITDA for the North American region was $2.6 million in 2009. As a percentage of North American hotel revenue, the North American segment EBITDA margin remained at 15% for both 2008 and 2009. Excluding Charleston Place Hotel, the EBITDA margin was 5% in 2009.

Segment EBITDA in the Rest of the World region decreased by $6.5 million to $25.5 million in 2009 from $32.0 million in 2008.  The 2009 and 2008 segment EBITDA included the full year results of Hotel das Cataratas, Brazil, which OEH began operating in October 2007 and which was undergoing refurbishment in 2009 and 2008. This hotel reported an EBITDA loss of $4.9 million in 2009 compared to a loss of $3.6 million in 2008.  If Hotel das Cataratas results for the two years were excluded, segment EBITDA for the Rest of the World region decreased by $5.3 million to $30.3 million in 2009 compared to $35.6 million in 2008. The segment EBITDA margin in 2009, excluding Hotel das Cataratas, was 28% compared to a margin of 29% in 2008.

Earnings from Operations

Earnings from operations decreased by $31.9 million from a profit of $51.6 million in 2008 to a profit of $19.7 million in 2009 due to the factors referred to in the preceding paragraphs.

Net Finance Costs

In 2009, net finance costs of $32.1 million include foreign currency translation losses of $1.1 million and a charge of $1.1 million in accordance with ASC 815 “Derivatives and Hedging” (formerly SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”), relating to the movement in fair value of non-effective interest rate hedges.  In 2008, net finance costs of $42.1 million included a foreign currency gain of $4.8 million and a charge of $4.5 million for non-effective interest rate hedges.  Excluding this movement in fair value of interest rate hedges and foreign currency gains and losses, net finance costs decreased by $12.5 million reflecting a decrease in average borrowing levels and lower average interest rates.

Provision for Income Taxes

The provision for income taxes increased by $8.8 million, from $2.2 million in 2008 to $11.0 million in 2009.

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in jurisdictions, the effect of valuation allowances, and uncertain tax positions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Significant discrete items which had the most significant impact on the tax provision included a deferred tax charge of $5.2 million arising in respect of Brazilian fixed asset timing differences, following movements in the exchange rate between the U.S. dollar and Brazilian real.

The provision for income taxes of $2.2 million for 2008 included a tax credit of $11.8 million to reduce uncertain tax provisions including related interest and penalties.

The provision for income taxes of $11.0 million for 2009 included a tax credit of $4.2 million to reduce OEH’s uncertain tax positions including related interest and penalties.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, before taxes, which included OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees, decreased by $15.1 million, or 63%, from $23.8 million in 2008 to $8.7 million in 2009.

Earnings from the Charleston Place Hotel for 2009 are reflected within owned hotels, as the hotel was consolidated for the first time in 2009.  In 2008, earnings from the Charleston Place Hotel were $15.0 million.

Earnings from the Peruvian railway joint venture decreased by $0.5 million, or 5%, from $11.0 million in 2008 to $10.5 million in 2009. The Peruvian hotel joint venture earnings fell by $0.1 million from $2.4 million in 2008 to $2.3 million in 2009.

OEH’s share of earnings from Hotel Ritz in Madrid fell by $4.0 million from income of $0.1 million in 2008 to a loss of $3.9 million in 2009.

The income tax expense incurred by OEH in respect of these unconsolidated earnings was $4.5 million in 2009, compared to $7.0 million in 2008.

Losses from Discontinued Operations

The loss from discontinued operations in 2009 was $49.5 million, an increase of $21.9 million from the loss recognized in 2008 of $27.6 million.

Included in the loss for 2009 was an impairment charge of $43.7 million recognized against goodwill and fixed assets of Bora Bora Lagoon Resort, Windsor Court Hotel, La Cabana restaurant and Lilianfels Blue Mountains.

Included in the loss for 2008 was an impairment charge of $15.6 million recognized against the goodwill and fixed asset of Lapa Palace, Windsor Court Hotel and Bora Bora Lagoon Resort.

During 2009, net gains of $3.7 million were realized on discontinued operations sold by OEH. In 2008, there were no discontinued operations sold and therefore no gains or losses on sale were realized.

During 2009, OEH continued in its program to sell non-core assets. In June 2009, OEH sold Lapa Palace as management had concluded that the Lisbon market was not a prime leisure destination and lacked sufficient appeal for OEH’s leisure audiences. In addition, management did not see further opportunities to develop and grow business in Lisbon.

In October 2009, sold the Windsor Court Hotel. Management did not believe that New Orleans was a prime leisure destination for OEH’s customers.  The hotel’s performance had been impacted by new local competition and significant capital investment in the hotel was needed.

In December 2009, OEH signed an agreement to sell Lilianfels Blue Mountains in Katoomba, New South Wales, Australia for A$21 million ($19.3 million). Again, this hotel was situated in a non-core market for OEH.  The sale was completed in January 2010.

Also in December 2009, OEH contracted to sell La Cabana in Buenos Aires for $2.7 million for completion in March 2010, principally due to the restaurant’s underperformance and the small size of this activity.

Year ended December 31, 2008 compared to

Year ended December 31, 2007

Operating information for OEH’s owned hotels for the years ended December 31, 2008 and 2007 is as follows:

	Year ended December 31,
	2008	2007

Average Daily Rate (in dollars)
Europe	796	723
North America	546	526
Rest of the world	280	274
Worldwide	482	468

Rooms Available (in thousands)
Europe	282	285
North America	107	105
Rest of the world	423	374
Worldwide	812	764

Rooms Sold (in thousands)
Europe	153	167
North America	70	68
Rest of the world	262	240
Worldwide	485	475

Occupancy (percentage)
Europe	54	59
North America	65	65
Rest of the world	62	64
Worldwide	60	62

RevPAR (in dollars)
Europe	432	423
North America	359	343
Rest of the world	173	175
Worldwide	288	291

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	410	396	4%	(1)%
North America	353	337	5%	5%
Rest of the world	173	161	7%	13%
Worldwide	289	275	5%	4%

Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations) or major refurbishments.  The same store data excludes the following operations:

Hotel Cipriani	Casa de Sierra Nevada
Hotel Caruso	Copacabana Palace
Hôtel de la Cité	Hotel das Cataratas
La Residencia	Mount Nelson Hotel
Le Manoir aux Quat’Saisons	La Residence d’Angkor
Bora Bora Lagoon Resort	Windsor Court Hotel
Lilianfels Blue Mountains	Lapa Palace

Revenue

Year ended December 31,	2008	2007
	(dollars in thousands)
Hotels and restaurants
Owned hotels
Europe	$217,121	$215,355
North America	64,214	60,257
Rest of the world	129,317	119,112
Hotel management/part ownership interests	10,629	10,683
Restaurants	18,499	21,159
	439,780	426,566
Tourist trains and cruises	77,212	82,482
Real estate	(14,154)	19,908
	$502,838	$528,956

Total revenue decreased by $26.1 million, or 5%, from $528.9 million in 2007 to $502.8 million in 2008.  Hotels and restaurants revenue increased by $13.2 million, or 3%, from $426.6 million in 2007 to $439.8 million in 2008, and the revenue from tourist trains and cruises decreased by $5.3 million, or 6%, from $82.5 million in 2007 to $77.2 million in 2008.

Hotels and Restaurants:  Owned hotels revenue increased by $16.0 million, or 4%, from $394.7 million in 2007 to $410.7 million in 2008.

Revenue from restaurants decreased by $2.7 million, or 13%, from $21.2 million in 2007 to $18.5 million in 2008, mainly attributable the impact of the economic downturn in the United States on the ‘21’ Club restaurant, New York City.

Revenue from hotel management interests remained flat in 2008 compared to 2007.

The increase in owned hotels revenue of $16.0 million is analyzed by region as follows:

Europe:  Revenue increased by $1.7 million from $215.4 million in 2007 to $217.1 million in 2008. The increase was attributable mainly to exchange rate fluctuations of $10.0 million.

On a same store basis in local currency, RevPAR in Europe decreased by 1% in 2008 compared to 2007, and when translated to U.S. dollars RevPAR increased 4%.

North America:  Revenue increased by $3.9 million from $60.3 million in 2007 to $64.2 million in 2008.  Revenue growth of $1.2 million was attributable to La Samanna, $1.1 million to Maroma Resort and Spa and $0.9 million to Casa de Sierra Nevada. Casa de Sierra Nevada underwent refurbishment in 2007 and as a result 2,239 room nights came back into inventory in 2008. Inn at Perry Cabin opened the new Linden Spa in the third quarter of 2007, with revenue of $0.9 million in 2008 compared with $0.4 million in 2007.

On a same store basis, RevPAR in North America in 2008 increased by 5% over 2007.

Rest of the World:  Revenue increased by $10.2 million, or 9%, from $119.1 million in 2007 to $129.3 million in 2008.  Southern African revenue decreased by 6% to $30.1 million from $31.9 million in the prior year, exchange rate fluctuations reducing revenue by $4.7 million. Excluding Hotel das Cataratas, Brazil, which OEH started to operate in October 2007 and which recorded revenue of $8.3 million in 2008, Brazilian revenue increased by 4% to $40.5 million, again mainly attributable to exchange rate fluctuations of $2.4 million. Australian revenue decreased by 6% to $12.9 million in 2008 from $13.7 million in 2007. Revenue for OEH’s six Asian hotels collectively increased by $2.9 million, or 18%, from $16.1 million in 2007 to $19.0 million in 2008.

RevPAR in the Rest of the World region increased by 13% in local currencies and increased by 7% in U.S. dollars.

Tourist Trains and Cruises:  Revenue decreased by $5.3 million, or 6%, from $82.5 million in 2007 to $77.2 million in 2008. This decrease included $2.5 million in respect of the Road to Mandalay river cruiseship which was extensively damaged by a cyclone in Burma in May 2008, and exchange rate fluctuations reduced train revenue further by $3.2 million.

Real Estate:  Following the change in the fourth quarter of 2008 to account for sales proceeds as deposits for the Porto Cupecoy development project, revenue of $15.3 million recognized in 2007 was reversed in 2008. Real estate revenue derived from Keswick Hall was $1.1 million in 2008 and $4.6 million in 2007. Two lots were sold in 2008 compared to the sale of five lots and one house in 2007. There were no sales of real estate at Napasai in 2008 and 2007.

Depreciation and Amortization

Depreciation and amortization increased by $0.1 million from $34.7 million in 2007 to $34.8 million in 2008.

Operating Expenses

Operating expenses decreased by $15.5 million, or 6%, from $245.4 million in 2007 to $229.9 million in 2008.  Operating expenses of $3.5 million related to Hotel das Cataratas, which OEH began to operate in October 2007. The hotel incurred operating costs of $1.1 million in 2007. As a percentage of revenue, operating expenses remained stable at 46% for both 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $21.9 million, or 14%, from $158.6 million in 2007 to $180.5 million in 2008, including $6.1 million at Hotel das Cataratas, which OEH began to operate in October 2007, and $1.9 million at Grand Hotel Europe.

Selling, general and administrative expenses at the European hotels, excluding Le Manoir aux Quat’Saisons and the Grand Hotel Europe, were negatively impacted by $2.5 million due to exchange rate fluctuation. Personnel changes also took place in the fourth quarter of 2008 as a result of OEH’s plan to achieve overhead cost savings of $20.0 million through 2009, resulting in a cost of $2.7 million from staff terminations and restructuring. As a percentage of revenue, selling, general and administrative expenses were 36% of revenue in 2008 and 30% in 2007.

Segment EBITDA

Segment EBITDA margins (calculated as segment EBITDA before impairment of fixed assets, goodwill and equity investments and gain on disposal of fixed assets, as a percentage of revenue) for 2008 decreased by 5% from 28% in 2007 to 23% in 2008.

Earnings from Operations

Earnings from operations decreased by $40.9 million, or 44%, from $92.5 million in 2007 to $51.6 million in 2008, due to the factors referred to in the preceding paragraphs.

Net Finance Costs

Net finance costs increased by $1.9 million, or 5%, from $40.2 million in 2007 to $42.1 million in 2008.  This includes foreign currency transaction gains of $4.8 million in 2008 (2007-$0.8 million gain).  Excluding foreign currency, net finance costs increased by $5.9 million, or 14%, from $41.0 million in 2007 to $46.9 million in 2008, reflecting an increase in average borrowings in 2008 compared to the previous year. The net finance cost in 2008 also included a cost of $2.9 million in respect of an interest rate hedge which under ASC 815 “Derivatives and Hedging” (formerly SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”) became ineffective during the year.

Provision for Income Taxes

The provision for income taxes decreased by $12.6 million, from $14.8 million in 2007 to $2.2 million in 2008. The 2008 amount included a tax credit of $11.8 million to reduce OEH’s uncertain tax positions including related interest and penalties.

Earnings from Unconsolidated Companies

Earnings from unconsolidated companies, before taxes, increased by $2.6 million, or 12%, from $21.2 million in 2007 to $23.8 million in 2008. Earnings from the Peruvian railway joint venture increased by $1.7 million, or 19%, from $9.3 million in 2007 to $11.0 million in 2008. The Peruvian hotel joint venture earnings fell by $0.6 million from $3.0 million in 2007 to $2.4 million in 2008.

Earnings from Charleston Place increased by $0.3 million from $9.8 million in 2007 to $10.1 million in 2008. Interest income related to loans and advances to this joint venture totalled $11.8 million in 2007 and $11.9 million in 2008. OEH’s share of earnings from Hotel Ritz in Madrid fell by $0.3 million from income of $0.4 million in 2007 to income of $0.1 million in 2008.

In April 2007, OEH acquired the 50% interests in the Afloat in France and The Royal Scotsman businesses that it did not previously own. OEH’s share of the losses generated by these businesses prior to the acquisitions in April 2007 totalled $1.3 million. There were no equivalent unconsolidated earnings in 2008.

The income tax expense incurred by OEH in respect of these unconsolidated earnings was $7.0 million in 2008 compared to $4.8 million in 2007.

Loss from Discontinued Operations

The loss from discontinued operations in 2008 was $27.6 million. This was an increase of $7.3 million from the loss recognized in 2007 of $20.3 million.

Included in the loss for 2008 was an impairment charge of $15.6 million recognized against goodwill and fixed assets of Bora Bora Lagoon Resort, Windsor Court Hotel and Lapa Palace. The impairment was due to the operating results and future outlook, together with the ability of potential purchasers to fund an acquisition having further deteriorated. In addition, there was a $3.0 million deferred tax charge relating to Bora Bora Lagoon Resort in respect of tax losses which were unlikely to be used.

In 2007, increases in competition and other market factors caused operating profits and cash flows of the Bora Bora Lagoon Resort to be lower than expected. This gave rise to an impairment of goodwill and fixed assets of $14.0 million. No other impairments were recognized for any other discontinued operations in 2007.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $72.2 million at December 31, 2009, $8.0 million more than the $64.2 million at December 31, 2008.  In addition, OEH had restricted cash of $19.9 million (2007-$13.2 million), $9.4 million of which relates to the Porto Cupecoy project in St. Martin which will be released when the next 12.5% phase of construction is completed.  At

December 31, 2009, there were undrawn amounts available to OEH under committed short-term lines of credit of $30.6 million (2008-$8.6 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million, bringing total cash availability at December 31, 2009 to $134.6 million, including the restricted cash of $19.9 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $41.1 million at December 31 2009, an increase of $11.8 million from a working capital balance of $29.3 million at December 31, 2008.  Working capital surplus in 2009 resulted from a reduction of current liabilities of $70.9 million, with a significant reduction in working capital facilities in part due to the sale of non-core assets.  In addition, liabilities of discontinued operations have fallen by $74.6 million due to the sale of both Lapa Palace and Windsor Court Hotel.  Real estate assets held for sale have also increased by $36.3 million.  Offsetting the reduction in current liabilities is the reduction in assets of discontinued operations due to the sale of non-core assets described above.

Cash Flow

Operating Activities.  Net cash used in operating activities decreased by $41.6 million to a deficit of $16.5 million for the year ended December 31, 2009, from cash provided by operating activities of $25.1 million for the year ended December 31, 2008. The reduction in operating cash flows was as a result of weakening operational performance across the OEH businesses through 2009, and increases in accounts receivables partially offset by higher depreciation charges. Net cash used in discontinued operations increased by $14.3 million to $18.5 million in 2009 from $4.2 million in 2008.

Investing Activities.  Cash used in investing activities was $10.3 million for the year ended December 31, 2009, compared to net cash used of $124.9 million for the year ended December 31, 2008, a decrease of $114.6 million.  Capital expenditure of $72.1 million included $7.6 million for refurbishment of the Grand Hotel Europe, $8.7 million for refurbishment of the Italian hotels, $11.9 million for rebuilding Hotel das Cataratas, $3.6 million for El Encanto construction, $6.3 million for Copacabana Palace refurbishment, and $4.1 million for construction at Porto Cupecoy and the villas at La Samanna.

Disposals of non-core assets, Lapa Palace and Windsor Court Hotel, resulted in net proceeds of $67.4 million being realized. In addition, $5.9 million was received from the insurers of the Road to Mandalay.

Restricted cash of $19.9 million at December 31, 2009 (2008- $13.2 million) mainly consisted of the Porto Cupecoy escrow account and cash deposits required under credit support arrangements and for OEH’s purchase of two hotels in Sicily completed in January 2010.  Cash received for residential condominium purchases at Porto Cupecoy is held in escrow and released into OEH’s current bank account when the next phase of construction is completed.  At December 31, 2009, the Porto Cupecoy escrow account balance amounted to $9.4 million (2008-$8.2 million) and the credit support and Sicilian hotel purchase deposits amounted to $6.2 million (2008-$nil).

Financing Activities.  Net cash provided in financing activities for the year ended December 31, 2009 was $32.1 million compared to cash provided from financing activities of $76.7 million for the year ended December 31, 2008, a decrease of $44.6 million. Under OEH’s European loan facility, $15.4 million was repaid on the sale of Lapa Palace in 2009.  In addition, $47.0 million of debt was repaid on the sale of Windsor Court in 2009.

In May 2009, OEH raised $140.9 million in cash by selling 25,875,000 newly-issued class A common shares at $5.75 each. In November 2008, OEH raised $52.5 million in cash by selling 8,490,000 newly-issued class A common shares at $6.50 each. The proceeds of these sales are being used primarily for general corporate purposes including working capital, debt service and capital investment.

Capital Commitments

There were $11.6 million of capital commitments outstanding at December 31, 2009 related to investments in owned hotels and a further $43.0 million commitment outstanding related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  Outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $9.3 million at December 31, 2009.

In addition, OEH entered into conditional contracts in October 2009 to purchase Grand Hotel Timeo and Villa Sant’Andrea for €81 million ($117.0 million) in Taormina, Sicily.  These contracts required a €2 million ($2.9 million) deposit in October 2009 and OEH retained the option not to close on the properties, which would have required forfeiture of the deposit.  Subsequent to December 31, 2009, OEH acquired both properties.  See Note 21 to the Financial Statements.

Indebtedness

At December 31, 2009, OEH had $811.7 million of consolidated long-term debt, including the current portion, collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 23 years with a weighted average interest rate of 3.51%.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Long-term debt at December 31, 2009 includes $79.5 million of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. As noted below in “Off-Balance Sheet Arrangements”, at December 31, 2008, OEH considered the investment to be within the scope of ASC 810-10 “Consolidation-Variable Interest Entities” (formerly FIN 46(R) “Consolidation of Variable Interest Entities”) and that OEH is the primary beneficiary of the variable interest entity, as defined by ASC 810-10.  OEH was therefore required to consolidate the hotel’s assets and liabilities effective December 31, 2008. This debt is non-recourse to the members of Charleston Center LLC, including OEH, and therefore the hotel’s liabilities do not constitute obligations of OEH.

Many OEH financing agreements contain covenants that include limits on the property owning subsidiary’s ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum debt to equity ratio.  Some of the Company guarantees of these facilities contain financial covenants on OEH covering a minimum consolidated tangible net worth and a minimum consolidated interest coverage ratio. OEH was in full compliance with all major covenants that applied to OEH at December 31, 2009.

Approximately 50% of the outstanding principal was drawn in European euros at December 31, 2009, and the balance primarily drawn in U.S. dollars.  At December 31, 2009, 44% of borrowings of OEH were in floating interest rates.

Liquidity

During the 12 months ending December 31, 2010, OEH has approximately $171.3 million of scheduled debt repayments. However, $114.1 million of this amount relates to revolving facilities which, provided OEH complies with the terms of the facilities, are available for redrawing.  Of the remaining $57.2 million of debt repayments, $26.6 million is debt at the Porto Cupecoy development which is repayable as units are sold.  OEH expects to meet the other repayments through operating cash flow and other available committed facilities.

Additionally, OEH’s capital commitments amount to $54.6 million at December 31, 2009 (excluding the contracts to purchase two hotels in Sicily for $117.0 million), of which $43.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  The balance of $11.6 million of capital commitments is currently covered by committed funding and projected operating cash flows.  OEH expects to incur costs of a further $9.3 million to complete its Porto Cupecoy development, funded largely by deposits on sales as the work progresses and a short-term bank loan.  The purchase of the two hotels in Italy was completed in January 2010, funded by existing and new indebtedness relating to the properties and a portion of the cash proceeds of the sale of class A common shares also in January.  See Note 21 to the Financial Statements

OEH has prepared cash flow projections which indicate it will have available cash from operations, appropriate debt finance, recent sales of class A common shares, and other sources sufficient to fund its working capital requirements, committed capital expenditures, committed acquisitions and debt service for the next 12 months and the foreseeable future.

OEH is in regular discussions with its bankers regarding funding requirements and to ensure its continued compliance with the financial covenants applicable to OEH in its existing loan facilities.  At December 31, 2009, OEH was in compliance with all major covenants, although the Hotel Ritz in Madrid was out of compliance with a debt service coverage ratio in its first mortgage loan facility which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel.  OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a covenant breach if weak trading conditions lead to a deterioration of OEH’s results and the costs of implementing remedial steps reduce OEH’s earnings in any given period.  If current economic conditions, including the volatility recently experienced in foreign exchange and global debt markets, continue or worsen, OEH believes there is heightened risk that it could breach certain financial covenants applicable to OEH during 2010.

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

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations in 2010 and later years as of December 31, 2009, excluding accounts payable and accrued liabilities and excluding the conditional contracts to purchase two hotels in Sicily which became unconditional and were completed in January 2010 (dollars in thousands):

	Year ended December 31,
	2010	2011- 2012	2013- 2014	There- after	Total
Working capital facilities	$6,666	$—	$—	$—	$6,666
Debt	171,287	555,696	27,857	44,826	799,666
Capital leases	2,101	4,114	630	5,223	12,068
Operating leases	8,416	16,389	16,151	108,853	149,809
Capital commitments	5,500	49,127	—	—	54,627
Porto Cupecoy project	9,264	—	—	—	9,264
	$203,234	$625,326	$44,638	$158,902	$1,032,100

OEH has excluded expected future interest payments from the above table, as this calculation is largely dependent on average borrowing levels that OEH expects to have at the end of each of the years presented as well as the expected interest rates on the debt not covered by interest rate swaps.  The actual interest payments made in 2009 were $35.6 million.

Of the current portion of long term debt of $171.3 million, $114.1 million related to revolving credit facilities which, although disclosed as falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Of the capital commitments obligations of $54.6 million, $43.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.

OEH also has obligations with respect to its pension benefit plans (see Note 11 to the Financial Statements).

As noted above, at December 31, 2009, OEH has a provision of $7.2 million in respect of its uncertain tax positions in accordance with ASC 740 “Income Taxes” (formerly FIN 48).  OEH is unable to estimate with any certainty when, or if, these liabilities will fall due.  Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements (including Charleston Place Hotel)

OEH had no material off-balance sheet arrangements at December 31, 2009 other than those involving its equity investees reported in Notes 1(i), 3, 4(b), 9(a) and 20 to the Financial Statements, and commitments and contingencies and derivative financial instruments reported in Notes 1(w), 16 and 17.

Prior to December 31, 2008, OEH considered its investment in Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment, to be an exemption from the scope of ASC 810-10 “Consolidation-Variable Interest Entities” (formerly FIN 46(R) “Consolidation of Variable Interest Entities”). At December 31, 2008, OEH considered the investment no longer met the scope exception previously met because at that date OEH provided more than half of the hotel owning company’s total equity, subordinated debt and other forms of subordinated financial support. OEH has also determined that it is the primary beneficiary of the variable interest entity, as defined by ASC 810-10.  Accordingly, OEH is required to consolidate the hotel with effect from December 31, 2008.

The assets and liabilities of Charleston Place Hotel have been consolidated in the financial statements at their fair value as at December 31, 2008, which were as follows (dollars in thousands):

December 31, 2008

Current assets	$4,937
Other assets	1,824
Property, plant and equipment	196,650
Goodwill	40,395
Total assets	243,806

Current liabilities	(5,373)
Third-party debt	(79,626)
Deferred income taxes	(64,100)
Other liabilities	(12,306)
Total liabilities	(161,405)

Net assets (before $97,000 payable to OEH)	$82,401

Book value of OEH’s variable interests	$82,401

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

Current liabilities, third-party debt and other liabilities include $79.5 million of debt obligations of Charleston Center LLC. Each of the three loans included in this amount is non-recourse to the members of Charleston Center LLC whose separate assets are not available to pay the debts of OEH and whose separate liabilities do not constitute obligations of OEH.

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

Long-lived assets and goodwill

In accordance with ASC 360-10 “Impairment or Disposal of Long-Lived Assets” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), OEH management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  These evaluations include analyses based on the cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value.  If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset.  Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

In accordance with ASC 350-30 “Intangibles-Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”), goodwill must be evaluated annually for impairment.  The impairment testing under ASC 350-30 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an impairment, the measurement of the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  The impairment analysis incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate, all of which are unique to the specific reporting units.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.

OEH did not have any goodwill impairment charges as part of its annual impairment testing as of December 31, 2009.  Under the first step of the 2009 testing, the fair value of one reporting unit was approximately 5% in excess of its carrying value.  That reporting unit has goodwill of $5.4 million.  The fair values of two other reporting units were approximately 10% in excess of their carrying values.  Those reporting units had $3.7 million of goodwill.  All goodwill amounts were included within the hotels and restaurants segment. There is no guarantee that OEH’s business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, OEH may be required to record a charge in a future statement of operations for goodwill impairment losses.

Impairment charges of $6.1 million were recorded in 2008 and an additional $6.5 million in the first quarter of 2009, as a result of the completion of the 2008 annual impairment test (see Note 6 to the Financial Statements).

Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with ASC 350-30.

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

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations required by ASC 715-30 “Compensation-Retirement Benefits” (formerly SFAS 87 “Employers’ Accounting for Pensions”, and SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”).  Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates.  On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 6.5% long-term return on plan assets in 2009 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. Government issued long-term securities) of long-term duration since the plan operates in the U.K.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2010 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for French West Indies, Brazil, Peru and one property in Mexico where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing that is long-term in nature are accounted for similarly.  Foreign currency transaction gains and losses are recognized in earnings as they occur.

Tax assets

OEH maintains a valuation allowance to reduce its gross deferred tax assets to reflect the amount, based upon OEH’s estimates of income that would likely be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

Real estate development accounting

Revenue from real estate activities is accounted for under ASC 360-20-40 “Real Estate Sales-Derecognition” (formerly SFAS 66 “Accounting for Sales of Real Estate”) and represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale. Profit from sales of land and developed properties are recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by ASC 360-20-40 have been met.  Revenue related to projects still under construction is recognized under the percentage-of-completion method where all criteria specified in ASC 360-20-40 have been met.  For sales that do not meet these criteria, revenue is deferred.

The process of real estate revenue recognition involves significant estimates of total project revenue and costs. During the three months ended December 31, 2008, the downturn in the global economy resulted in a slowdown in the condominium apartment sales at Porto Cupecoy compared to prior estimates.  Accordingly, OEH’s management concluded that it was no longer possible to estimate reasonably total project sales proceeds and profits and, therefore, revenue on the Porto Cupecoy project could no longer be recorded using the percentage-of-completion method under ASC 360-20-40.

Recent Accounting Pronouncements

ASC 810-10

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance that applies to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810-10 “Consolidation”. While the FASB’s discussions leading up to the issuance of SFAS 167 focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special-purpose entities that are currently outside the scope of ASC 810-10. Accordingly, an enterprise will need to reconsider carefully its previous ASC 810-10 conclusions, including (1) whether an entity is a variable interest entity, (2) whether the enterprise is the entity’s primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is in process of evaluating the effects of the adoption of SFAS 167.

ASU 2009-13

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition” on multiple-deliverable revenue arrangements.  ASU 2009-13 codifies the consensus in EITF Issue 08-1, which supersedes Issue 00-21 (codified in ASC 605-25). The ASU was issued in response to concerns related to the accounting for revenue arrangements with multiple deliverables under Issue 00-21 and applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple-deliverable arrangement are within the scope of other, more specific sections of the ASC (e.g., ASCs 840, 952, 360-20 (pre-ASC guidance from SFAS 13, 45, and 66) and other sections of ASC 605 on revenue recognition (e.g., pre-ASC guidance from SOPs 81-1 and 97-2)).

Specifically, ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting is located in other sections of the ASC (e.g., SAB Topic 13). Although the ASU retains the criteria from Issue 00-21 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under Issue 00-21 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.

ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply the ASU (1) prospectively to new or materially modified arrangements after its effective date or (2) retrospectively for all periods presented. Early adoption is permitted. However, if an entity elects prospective application and adopts the ASU early after its first interim reporting period, it must also retrospectively apply the ASU as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company does not expect any material impact from the adoption of the ASU.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $900,000 based on borrowings outstanding at December 31, 2009.

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

Nine of OEH’s owned hotels in 2009 operated with currencies linked to the European euro, two operated in South African rand, two in Australian dollars, one in British pounds sterling, three in Botswana pula, two in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2009, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $1.2 million.

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the consolidated financial statement schedule listed in Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted the non-controlling interest guidance from Accounting Standards Codification 810, “Consolidations” (formerly SFAS 160, “Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB 51”). The Company has retrospectively adjusted all periods presented in the consolidated financial statements for the effect of this change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 26, 2010

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	(Dollars in thousands)
	2009	2008

Assets
Cash and cash equivalents	$72,151	$64,208
Restricted cash	19,894	13,224
Accounts receivable, net of allowances of $453 and $679	59,905	44,927
Due from related parties	19,385	9,676
Prepaid expenses and other	22,331	19,263
Inventories	44,191	42,873
Assets of discontinued operations held for sale	41,770	180,930
Real estate assets	120,288	83,983
Total current assets	399,915	459,084

Property, plant and equipment, net of accumulated depreciation of $255,218 and $209,368	1,403,773	1,329,955
Investments	58,432	67,464
Goodwill	149,180	153,502
Other intangible assets	20,982	20,255
Other assets	40,408	38,536
	$2,072,690	$2,068,796
Liabilities and Equity
Working capital facilities	$6,666	$54,179
Accounts payable	23,575	23,085
Accrued liabilities	74,569	71,549
Deferred revenue	68,784	55,783
Liabilities of discontinued operations held for sale	11,847	86,410
Current portion of long-term debt and capital leases	173,388	138,813
Total current liabilities	358,829	429,819

Long-term debt and obligations under capital leases	638,346	652,980
Liability for pension benefit	7,402	7,421
Other liabilities	19,742	22,562
Deferred income taxes	160,742	160,352
Liability for uncertain tax positions	7,151	11,493
	1,192,212	1,284,627
Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued — 76,843,053 (2008 — 50,959,500)	769	510
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2008 — 18,044,478)	181	181
Additional paid-in capital	714,980	570,727
Retained earnings	202,774	271,571
Accumulated other comprehensive loss	(39,814)	(60,210)
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	878,709	782,598
Non-controlling interests	1,769	1,571
Total equity	880,478	784,169

	$2,072,690	$2,068,796

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

Year ended December 31,	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Revenue	$456,956	$502,838	$528,956

Expenses:
Depreciation and amortization	40,830	34,772	34,677
Operating	223,650	229,894	245,418
Selling, general and administrative	167,662	180,482	158,625
Impairment of goodwill and other intangible assets	6,500	6,107	—
Total expenses	438,642	451,255	438,720

Gain on disposal of fixed assets	1,385	—	2,312
Earnings from operations	19,699	51,583	92,548
Impairment of investment in unconsolidated company	—	(22,992)	—

Earning before net finance costs, income taxes and earnings from unconsolidated companies	19,699	28,591	92,548
Interest expense, net	(31,068)	(46,874)	(41,029)
Foreign currency, net	(1,058)	4,774	799
Net finance costs	(32,126)	(42,100)	(40,230)

(Loss)/earnings before income taxes and earnings from unconsolidated companies	(12,427)	(13,509)	52,318

Provision for income taxes	(11,033)	(2,178)	(14,767)

(Loss)/earnings before earnings from unconsolidated companies	(23,460)	(15,687)	37,551

Earnings from unconsolidated companies, net of tax of $4,510, $6,986 and $4,772	4,183	16,771	16,425

Net (loss)/earnings from continuing operations	(19,277)	1,084	53,976
Loss from discontinued operations, net of tax of $(7,961), $1,610 and $860	(49,520)	(27,635)	(20,334)
Net (loss)/earnings	$(68,797)	$(26,551)	$33,642

Basic (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.28)	$0.03	$1.27
Net loss from discontinued operations	(0.73)	(0.64)	(0.48)
Net (loss)/earnings	$(1.01)	$(0.61)	$0.79

Diluted (loss)/earnings per share:
Net (loss)/earnings from continuing operations	$(0.28)	$0.03	$1.27
Net loss from discontinued operations	(0.73)	(0.64)	(0.48)
Net (loss)/earnings	$(1.01)	$(0.61)	$0.79

Dividends per share	$—	$0.10	$0.10

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss)/earnings	$(68,797)	$(26,551)	$33,642
Less: loss from discontinued operations, net of tax	49,520	27,635	20,334
Net (loss)/earnings from continuing operations	(19,277)	1,084	53,976

Adjustment to reconcile net (loss)/earnings from continuing operations to net cash (used in)/ provided by operating activities:
Depreciation and amortization	40,830	34,772	34,677
Amortization and write-off of finance costs	3,430	3,103	3,243
Impairment losses	6,500	29,099	—
Undistributed earnings of unconsolidated companies	(9,212)	(11,690)	(9,390)
Loss/(gain) from sale of investments and fixed assets	3,710	382	(3,018)
Stock-based compensation	4,121	2,800	1,442
Other non-cash items	2,651	(136)	114
Change in deferred tax	11,720	(5,184)	1,699
Decrease in provisions for uncertain tax positions	(4,202)	(11,756)	(7,091)
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in accounts receivable, prepaid expenses and other	(16,207)	11,486	(20,248)
Decrease/(increase) in inventories	(129)	51	(5,509)
Increase in real estate assets held for sale	(36,305)	(57,289)	(19,048)
Increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	13,276	28,813	19,483
Dividends received from unconsolidated companies	1,064	3,840	1,763
Total adjustments	21,247	28,291	(1,883)
Net cash provided by operating activities from continuing operations	1,970	29,375	52,093
Net cash (used in)/provided by operating activities from discontinued operations	(18,496)	(4,232)	840
Net cash (used in)/provided by operating activities	(16,526)	25,143	52,933

Cash flows from investing activities:
Capital expenditures	(72,090)	(108,704)	(99,179)
Acquisitions and investments, net of cash acquired	(86)	(2,996)	(21,877)
Increase in restricted cash	(6,670)	(9,079)	(3,800)
Proceeds from sale of investments and fixed assets	73,346	158	4,723
Net cash used in investing activities from continuing operations	(5,500)	(120,621)	(120,133)
Net cash used in investing activities from discontinued operations	(4,752)	(4,272)	(6,816)
Net cash used in investing activities	(10,252)	(124,893)	(126,949)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (continued)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from financing activities:
Net (repayments of)/ proceeds from working capital facilities and redrawable loans	(41,265)	56,425	53,838
Issuance of common shares, net	140,901	52,514	—
Stock options exercised	15	192	4,105
Proceeds from long-term debt	42,244	5,738	177,500
Principal payments under long-term debt	(49,238)	(33,936)	(147,391)
Payment of common share dividends	—	(4,247)	(4,238)
Net cash provided by financing activities from continuing operations	92,657	76,686	83,814
Net cash (used in)/ provided by financing activities from discontinued operations	(60,593)	54	—
Net cash provided by financing activities	32,064	76,740	83,814

Effect of exchange rate changes on cash	1,799	(2,031)	1,809
Net increase/(decrease)in cash and cash equivalents	7,085	(25,041)	11,607

Cash and cash equivalents at beginning of year (includes $1,676 (2009), $4,310 (2008), $3,071 (2007) of discontinued operations cash)	65,884	90,925	79,318

Cash and cash equivalents at end of year (includes $818 (2009), $1,676 (2008), $4,310 (2007) of discontinued operations cash)	$72,969	$65,884	$90,925

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Changes in Consolidated Total Equity

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Common Shares Held By A Subsidiary	Total Comprehensive Income/ (Loss)	Non- Controlling Interests
Balance, January 1, 2007	$—	$422	$181	$509,762	$301,785	$(4,973)	$(181)		$1,882

ASC 740 liabilities	—	—	—	—	(28,820)	—	—		—
Stock based compensation	—	—	—	1,442	—	—	—		—
Stock options exercised	—	2	—	4,103	—	—	—		—
Dividends on common shares	—	—	—	—	(4,238)	—	—		—
Comprehensive income:
Net earnings on common shares	—	—	—	—	33,642	—	—	$33,642	213
Other comprehensive income	—	—	—	—	—	35,404	—	35,404	(49)
								$69,046
Acquisition of non-controlling interest	—	—	—	—	—	—	—		(292)
Balance, December 31, 2007	—	424	181	515,307	302,369	30,431	(181)		1,754

Issuance of class A common shares in direct offering, net of issuance costs	—	86	—	52,428	—	—	—		—
Stock based compensation	—	—	—	2,800	—	—	—		—
Stock options exercised	—	—	—	192	—	—	—		—
Dividends on common shares	—	—	—	—	(4,247)	—	—		—
Comprehensive income:
Net loss on common shares	—	—	—	—	(26,551)	—	—	$(26,551)	223
Other comprehensive loss	—	—	—	—	—	(90,641)	—	(90,641)	(18)
								$(117,192)
Dividends to non-controlling interest	—	—	—	—	—	—	—		(388)
Balance, December 31, 2008	—	510	181	570,727	271,571	(60,210)	(181)		1,571

Issuance of class A common shares in public offering, net of issuance costs	—	259	—	140,642	—	—	—		—
Stock based compensation	—	—	—	4,121	—	—	—		—
Stock options exercised	—	—	—	15	—	—	—		—
Comprehensive income:
Net loss on common shares	—	—	—	—	(68,797)	—	—	$(68,797)	23
Other comprehensive loss	—	—	—	—	—	20,396	—	20,396	(10)
								$(48,401)
Acquisition of non-controlling interest	—	—	—	(525)	—	—	—		185
Balance, December 31, 2009	$—	$769	$181	$714,980	$202,774	$(39,814)	$(181)		$1,769

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

At December 31, 2009, OEH owned or invested in 40 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific (one of which was under contract to be sold), a stand-alone restaurants in New York (a second stand-alone restaurant in Buenos Aires was under contract to be sold), six tourist trains in Europe, Southeast Asia and Peru, and a river cruiseship in Burma and five canalboats in France. Also at December 31, 2009, two hotels in Europe were under contract for purchase by OEH.

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

“FASB” means Financial Accounting Standards Board and “APB” means Accounting Principles Board, the FASB’s predecessor.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN”, “EITF”, “SOP” or “FSP” means an accounting interpretation of the FASB. “ASC” means the Accounting Standards Codification of the FASB and “ASU” means an Accounting Standards Update of the FASB.

On evaluating its various variable interests in Charleston Place Hotel, in which OEH holds a 19.9% equity investment, OEH concluded that with effect from December 31, 2008, the hotel no longer qualified for certain scope exemptions under ASC 810 “Consolidation” (formerly FIN 46(R) “Consolidation of Variable Interest Entities”).  OEH further concluded that OEH is the primary beneficiary of the variable interest entity as defined by ASC 810 and has consolidated the entity effective December 31, 2008.

In December 2007, OEH decided to sell Bora Bora Lagoon Resort and OEH continues to hold this subsidiary for sale.  Accordingly, the results of the hotel have been reflected as discontinued operations for all periods presented.

In December 2009, OEH signed an agreement to sell Lilianfels Blue Mountains in Katoomba, New South Wales, Australia for A$21,000,000 ($19,300,000). Accordingly, the results of the hotel have been reflected as discontinued operations for all periods presented. This sale was completed on January 29, 2010.

In December 2009, OEH signed an agreement to sell La Cabana restaurant in Buenos Aires for $2,700,000. Accordingly, the results of the restaurant have been reflected as discontinued operations for all periods presented. Completion of this sale is scheduled to take place by March 2010.

On June 2, 2009, OEH sold the shares in its Lapa Palace Hotel subsidiary in Lisbon, Portugal for a cash consideration of $41,983,000. Of that consideration $26,287,000 was received in cash on the date of sale and remaining $15,696,000 has been deferred until 2010. The disposal resulted in a gain on sale of $4,826,000 which is reported within losses from discontinued operations, net of tax.  See Note 2.

On October 2, 2009, OEH sold the net assets of the Windsor Court Hotel, in New Orleans, Louisiana for a cash consideration of $44,250,000. The disposal resulted in a loss on sale of $1,089,000 which is reported within losses from discontinued operations, net of tax. See Note 2.

(c)                                Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

(d)                               Restricted cash

In the statements of consolidated cash flows for the years ended December 31, 2009, 2008 and 2007, changes in restricted cash balances have been reported in investing activities.

(e)                                Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for properties in French West Indies, Brazil, Peru and one property in Mexico, where the functional currency is U.S. dollars.

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

(f)                                   Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates include, among others, the allowance for doubtful accounts, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes including ASC 740 “Income Taxes”, and contingencies, projected revenue and costs for real estate revenue recognition.  Actual results may differ from those estimates.

(g)                               Stock-based compensation

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

Under its 2007 performance share plan and 2009 share award incentive plan, the Company granted share-based payment awards with performance and market conditions to certain employees during the years ended December 31, 2009 and 2008.  The fair value of the awards at the grant date is determined using the Monte Carlo model.  For awards with market conditions, the conditions are incorporated into the calculations, and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

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

Real estate

Revenue from real estate activities is accounted for under ASC 360-20 “Real Estate Sales” (formerly SFAS 66 “Accounting for Sales of Real Estate”), and represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by ASC 360-20 have been met.  Revenue related to projects still under construction is recognized under the percentage-of-completion method where all criteria specified in ASC 360-20 have been met.  For sales that do not meet these criteria, revenue is deferred.

During the three months ended December 31, 2008, the downturn in the global economy resulted in a slowdown in the condominium apartment sales at Porto Cupecoy compared to prior estimates.  Accordingly, OEH’s management concluded that it was no longer possible to estimate reasonably total project sales proceeds and profits and, therefore, revenue on the Porto Cupecoy project could no longer be recorded using the percentage-of-completion method under ASC 360-20.

Effective October 1, 2008, revenue on the Porto Cupecoy project is accounted for as deposits until the criteria required by ASC 360-20-40-50 are met.  Under this method, all project-related costs are accumulated on the balance sheet as real estate assets held for sale and all customer sales proceeds are deferred on the balance sheet as deposits.

Revenue and costs previously recognized in OEH’s consolidated statements of operations have been reversed in the three months ended December 31, 2008, in the following amounts (dollars in thousands):

	Three months ended		Year ended	Three months ended			Year ended
	September 30, 2007	December 31, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total Reversal

Revenue	$10,671	$4,669	$15,340	$3,730	$4,413	$3,454	$11,597	$26,937
Costs	7,660	2,814	10,474	3,868	4,247	3,101	11,216	21,690
Gross profit	$3,011	$1,855	$4,866	$(138)	$166	$353	$381	$5,247

(i)                                  Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees.  This interest income amounted to $nil in 2009 (2008-$12,608,000; 2007-$11,807,000). See Note 3 regarding the consolidation of Charleston Center LLC effective December 31, 2008.

(j)                                   Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects, see Note 1(q)) and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $29,301,000 in 2009 (2008-$36,751,000; 2007-$35,204,000).

Reclassification of selling, general and administrative costs

Certain expenses including marketing costs that were previously recorded within operating expenses were reclassified into selling, general and administrative expenses to correct for an error in classification.  The balances reclassified were $6,131,000 for the year ended December 31, 2008 (2007-$6,351,000) and had no impact on net earnings, basic or diluted earnings per share, segment EBITDA, net assets or retained earnings for all periods presented.

(k)                               Interest expense, net

Interest expense, net includes $1,172,000 of interest income in 2009 (2008-$1,597,000; 2007-$2,420,000). OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $5,275,000 in 2009 (2008-$7,628,000; 2007-$5,619,000).

(l)                                  Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction loss of $1,058,000 in 2009 (2008 — gain of $4,774,000; 2007 — gain of $799,000).

(m)                             Income taxes

OEH’s income tax expense, deferred tax assets and liabilities and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid.   OEH is subject to income taxes in numerous foreign jurisdictions. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in many jurisdictions across OEH’s global operations.  Significant judgments and estimates are required in determining the consolidated income tax expense.

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

In evaluating OEH’s ability to recover deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, management begins with historical results adjusted for the results of discontinued operations and changes in accounting policies, and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment in forecasting future taxable income and are consistent with the plans and estimates OEH is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, management considers three years of cumulative operating income or loss.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Management recognizes tax liabilities in accordance with U.S. generally accepted accounting principles applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from OEH’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

(n)                               Earnings per share

Basic earnings per share exclude dilution and are computed by dividing net (loss)/earnings available to common shareholders by the weighted average number of class A and B common shares outstanding for the period. The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Year ended December 31,	2009	2008	2007

Basic	68,046	43,443	42,390
Effect of dilution	—	—	184
Diluted	68,046	43,443	42,574

For the years ended December 31, 2009 and 2008, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH made a net loss in both years and the effect of their inclusion would be anti-dilutive. For the year ended December 31, 2007, the effect of anti-dilutive share options and share-based awards has been excluded from the calculation of the diluted weighted average number of shares. The average number of share options and share-based awards excluded was as follows:

Year ended December 31,	2009	2008	2007

Share options	1,367,530	611,235	1,580
Share-based awards	363,373	60,628	—
	1,730,903	671,863	1,580

The numbers of stock options and share-based awards at December 31, 2009 were 2,350,422 (2008 — 1,059,315; 2007 - 593,150).

(o)                               Inventories

Inventories include food, beverages, certain operating stocks and retail goods.  Inventories are valued at the lower of cost or market value under the first-in, first-out method.

(p)                               Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Descriptions	Useful lives
Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 75 years
River cruiseship and canalboats	25 years
Furniture, fixtures and equipment	5 to 25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

Art and certain antiques are not depreciated.

(q)                               Real estate assets

Real estate assets consist primarily of inventory costs of real estate property developments.  Expenditures directly related to non-hotel real estate developments, such as real estate taxes and capital improvements, are capitalized.  Inventory costs of real estate development include construction costs and ancillary costs, which are expensed as real estate revenue is recorded.  Direct selling costs, such as the costs of model apartments and their furnishings and semi-permanent signs, are capitalized within the cost of real estate assets for sale.  Other costs directly associated with sales, such as direct sales commissions, are recorded as prepaid expenses and charged to expense in the period in which the related revenue is recognized as earned.  Costs that do not meet the criteria for capitalization, such as the salaries of sales personnel, general and administrative expenses of the sales office, advertising and promotions, are expensed as incurred.  Land property development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method.

(r)                                 Impairment of long-lived assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets-Subsequent Measurement” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), OEH management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, OEH records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(s)                                 Investments

Investments include equity interests in and advances to unconsolidated companies.

(t)                                  Goodwill and other intangible assets

In accordance with ASC 350 “Intangibles-Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”), goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under ASC 350 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with ASC 350.

(u)                               Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  OEH’s customer base is comprised of numerous customers across different geographic areas.

(v)                                Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations required by ASC 715-30 “Compensation-Retirement Benefits” (formerly SFAS 87 “Employers’ Accounting for Pensions”, and SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”).  Net funded status is recognized on the balance sheet and any unrecognized prior service costs, experience gains and losses, or transition obligation are reported as a component of other comprehensive income in shareholders’ equity. See Note 11.

In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (United Kingdom Government issued long-term securities) of long-term duration since the plan operates in the U.K.

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

(w)                             Derivative financial instruments

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

OEH is exposed to interest rate risk on its floating rate debt and management uses derivatives to manage the impact of interest rate changes on earnings and cash flows.  OEH’s policy is to enter into interest rate swap and interest rate cap agreements from time to time to hedge the variability in interest rate cash flows on floating rate debt.  These swaps effectively convert the floating rate interest payments on a portion of the outstanding debt into fixed payments.

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

(x)                                   Fair value accounting

ASC 820-10

In September 2006, the FASB issued ASC 820-10 “Fair Value Measurements and Disclosures” (formerly SFAS 157 “Fair Value Measurements”), which (i) applies to certain assets and liabilities that are being measured and reported on a fair value basis, (ii) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements and (iii) enables the reader of the financial statements to assess the inputs to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, namely quoted market prices in active markets for identical assets or liabilities (Level 1), observable market-based inputs or unobservable inputs that are corroborated by market data (Level 2), and unobservable inputs that are not corroborated by market data (Level 3).

The Company adopted ASC 820-10 effective January 1, 2008, except as it applies to those non-financial asset and non-financial liabilities as noted below.  There was no material impact on the OEH’s financial statements from the adoption of the standard.  The following tables summarize the valuation of OEH’s assets and liabilities by the fair value hierarchy at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivate financial instruments	$—	$37	$—	$37
Total assets	$—	$37	$—	$37
Liabilities at fair value:
Derivate financial instruments	$—	$13,618	$—	$13,618
Total liabilities	$—	$13,618	$—	$13,618

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivate financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities at fair value:
Derivate financial instruments	$—	$6,823	$5,858	$12,681
Total liabilities	$—	$6,823	$5,858	$12,681

The table below presents a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) (dollars in thousands):

	Beginning balance at January 1, 2009	Transfers from Level 3	Realized losses included in earnings	Unrealized losses included in other comprehensive income	Settlements	Ending balance at December 31, 2009
Liabilities at fair value:
Derivative financial instruments	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—
Total liabilities	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.  The amount of total losses for the year ended December 31, 2009 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $15,000.

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been classified in the Level 3 category

ASC 825-10

The Company adopted ASC 825-10 “Financial Instruments” (formerly SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”) effective January 1, 2009 which had no material impact on OEH’s financial statements.

(y)                                Recent accounting pronouncements

ASC 810

Effective January 1, 2009, OEH has implemented ASC 810 “Consolidations” (formerly SFAS 160 “Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). Non-controlling interests have been classified as a component of equity for all periods presented and the statements of consolidated equity have been amended accordingly. No further disclosures have been made as the impact on the statements of consolidated operations from the non-controlling interests is not deemed material.

ASC 810-10

In June 2009, the FASB issued SFAS 167 “Amendments to FASB Interpretation No. 46(R)” which amends the consolidation guidance that applies to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810-10 “Consolidation”. While the FASB’s discussions leading up to the issuance of SFAS 167 focused extensively on structured finance entities, the amendments to the consolidation guidance affect all entities and enterprises currently within the scope of ASC 810-10, as well as qualifying special-purpose entities that are currently outside the scope of ASC 810-10. Accordingly, an enterprise will need to reconsider carefully its previous ASC 810-10 conclusions, including (1) whether an entity is a variable interest entity, (2) whether the enterprise is the entity’s  primary beneficiary, and (3) what type of financial statement disclosures are required. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company is evaluating the effects of the adoption of SFAS 167.

ASU 2009-13

In October 2009, the FASB issued ASU 2009-13 “Revenue Recognition” on multiple-deliverable revenue arrangements. ASU 2009-13 codifies the consensus in EITF Issue 08-1, which supersedes Issue 00-21 (codified in ASC 605-25). The ASU was issued in response to concerns related to the accounting for revenue arrangements with multiple deliverables under Issue 00-21 and applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple-deliverable arrangement are within the scope of other, more specific sections of the ASC (e.g., ASCs 840, 952, 360-20 (pre-ASC guidance from SFAS 13, 45, and 66) and other sections of ASC 605 on revenue recognition (e.g., pre-ASC guidance from SOPs 81-1 and 97-2)).

Specifically, ASU 2009-13 addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. However, guidance on determining when the criteria for revenue recognition are met and on how an entity should recognize revenue for a given unit of accounting is located in other sections of the ASC (e.g., SAB Topic 13). Although the ASU retains the criteria from Issue 00-21 for determining when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under Issue 00-21 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting.

ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply the ASU (1) prospectively to new or materially modified arrangements after its effective date or (2) retrospectively for all periods presented. Early adoption is permitted. However, if an entity elects prospective application and adopts the ASU early after its first interim reporting period, it must also retrospectively apply the ASU as of the beginning of that fiscal year and disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company does not expect any material impact from the adoption of the ASU.

2.                                      Discontinued operations

(a) Lapa Palace Hotel sale

On June 2, 2009, OEH sold the shares in its Lapa Palace Hotel subsidiary in Lisbon, Portugal for $41,983,000. The hotel was a part of OEH’s hotels and restaurants segment.  Of the sale price, $26,287,000 was received in cash on the date of sale and the remaining $15,696,000 has been deferred until 2010 and is secured by a Portuguese bank guarantee. The disposal resulted in a gain on sale of $4,826,000 which is reported within losses from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale (dollars in thousands):

June 2, 2009

Cash	$1,303
Property, plant and equipment, net	43,333
Net working capital deficit	(281)
Loans	(715)
Deferred taxation	(965)
Net assets	42,675
Reversal of foreign currency translation gain	(6,719)
35,956
Consideration:
Cash	26,287
Deferred, discounted to present value	15,394
Less: costs to sell	(899)
40,782

Gain on sale	$4,826

Results of discontinued operations of the Lapa Palace Hotel are as follows (dollars in thousands):

Years ended December 31	2009	2008	2007

Revenue	$2,860	$12,457	$13,167
(Loss)/ earnings before tax and gain on sale	$(827)	$(964)	$662
Gain on sale	4,826	—	—
Income before tax	3,999	(964)	662
Tax	—	(711)	(259)
Net gain /(loss) from discontinued operations	$3,999	$(1,675)	$403

(b) Windsor Court Hotel sale

On October 2, 2009, OEH sold the net assets of the Windsor Court Hotel, in New Orleans, Louisiana for a cash consideration of $44,250,000. The hotel was a part of OEH’s hotels and restaurants segment.  The disposal resulted in a loss on sale of $1,089,000 which is reported within losses from discontinued operations, net of tax.

The following is a summary of the net assets sold and loss on sale (dollars in thousands):

October 2, 2009

Property, plant and equipment, net	$43,040
Net working capital surplus	928
Deferred costs	459
Net assets	44,427
Consideration:
Cash	44,250
Less: working capital adjustment	(266)
Less: costs to sell	(646)
43,338

Loss on sale	$1,089

Results of discontinued operations of the Windsor Court Hotel are as follows (dollars in thousands):

Years ended December 31	2009	2008	2007

Revenue	$16,963	$23,904	$25,154
Losses before tax and loss on sale	$(25,597)	$(7,052)	$(3,013)
Loss on sale	(1,089)	—	—
Losses before tax	(26,686)	(7,052)	(3,013)
Tax benefit	6,114	2,302	1,399
Net loss from discontinued operations	$(20,572)	$(4,750)	$(1,614)

(c) Assets held for sale: Bora Bora Lagoon Resort, Lilianfels Blue Mountains and La Cabana

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort. The asset is being actively marketed and is expected to be disposed of within a year. In December 2009, OEH signed an agreement to sell Lilianfels Blue Mountains in Katoomba, New South Wales, Australia for A$21,000,000 ($19,300,000). This sale was completed on January 29, 2010. Also in December 2009, OEH signed an agreement to sell La Cabana restaurant in Buenos Aires for $2,700,000. Completion of this sale is scheduled to take place by March 2010.

The hotels and restaurant have been classified as held for sale and their results have been presented as discontinued operations for all the periods presented.

Summarized operating results of the hotels and restaurant held for sale are as follows (dollars in thousands):

Years ended December 31	2009	2008	2007

Revenue	$17,776	$19,892	$22,720
Loss before tax and impairment	$(2,559)	$(6,009)	$(3,131)
Impairment loss	(32,235)	(12,000)	(13,992)
Loss before tax	(34,794)	(18,009)	(17,123)
Tax benefit/(provision)	1,847	(3,201)	(2,000)
Net loss from discontinued operations	$(32,947)	$(21,210)	$(19,123)

Assets and liabilities of the hotels and restaurant that have been classified as held for sale consisted of the following (dollars in thousands):

Years ended December 31	2009	2008

Current assets	$5,701	$11,020
Other assets	118	1,539
Property, plant and equipment, net of depreciation	35,951	168,371
Total assets held for sale	$41,770	$180,930
Liabilities held for sale	$(11,847)	$(86,410)

Prior year comparatives include balances of Lapa Palace Hotel which was sold in June 2009: $1,547,000 of current assets, $1,016,000 of other assets, $42,761,000 of fixed assets and $19,921,000 of liabilities. Prior year comparatives also include balances of Windsor Court Hotel which was sold in October 2009: $5,276,000 of current assets, $390,000 of other assets, $65,245,000 of fixed assets and $53,704,000 of liabilities.

3.                                      Consolidation of variable interest entity — Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  It has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that effective December 31, 2008, the hotel no longer qualified for certain scope exemptions under ASC 810-10 “Consolidation-Variable Interest Entities” (formerly FIN 46(R) “Consolidation of Variable Interest Entities”), because OEH’s share of loans provided to the hotel had increased and OEH provided a majority of subordinated financial support.  OEH further concluded that OEH is the primary beneficiary of the variable interest entity as defined in ASC 810-10 because it is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the entity effective December 31, 2008. Previously the entity had been accounted for under the equity method of accounting.

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

The third-party debt of Charleston Center LLC is non-recourse to its members, including OEH, and therefore the hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.

The results of the operation of Charleston Place Hotel were included in the consolidated financial statements of OEH from January 1, 2009 and therefore any intercompany transactions were eliminated from that date.

The proforma results of operations data presented below assume that consolidation of the hotel had been made at the beginning of 2007 (dollars in thousands, except per share amounts):

	Year ended December 31,
	2008	2007

Revenue	$608,432	$641,131
Net (loss)/earnings:	$(34,354)	$25,537
(Loss)/earnings per share:
Basic	$(0.79)	$0.60
Diluted	$(0.79)	$0.60

4.                                      Significant acquisitions, dispositions and investments

(a)                               Acquisitions

2009 Acquisition

The Governor’s Residence non-controlling interest

Effective November 30, 2009, OEH purchased the remaining 35% non-controlling interest in The Governor’s Residence in Rangoon, Burma it did not own for a cash consideration of $340,000, including transaction costs, bringing its interest to 100%. Results in 2009 prior to the purchase of the remaining interest were a loss of $185,000.

2008 Acquisitions

Casa de Sierra Nevada non-controlling interest

On March 7, 2008, OEH agreed to accelerate the purchase of the 20% non-controlling interest in Casa de Sierra Nevada it did not own for a cash consideration of $2,329,000.  Following guidance in ASC 480-10 “Distinguishing Liabilities from Equity” (formerly SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF 00-4 “Majority owner’s accounting for a transaction in the shares of a consolidated subsidiary and a derivative indexed to the minority interest in that subsidiary”), deferred consideration of $2,330,000, which had been recorded on the original acquisition of 80% was cleared and the difference of $1,000 between the final settlement and original forward contract value was recorded in earnings as interest income.

La Samanna Spa

On March 14, 2008, the subsidiary of OEH that owns La Samanna agreed to terminate the existing lease with the third party operator of the spa on the hotel’s premises and to transfer the employees, equipment and other assets of the spa to La Samanna effective April 1, 2008 for a cash consideration of $650,000.

The following table summarizes the fair value of the net assets acquired at the date of acquisition (dollars in thousands):

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

The acquisition of the spa has been accounted for as a purchase.  The results of the operation have been included in the consolidated financial statements of OEH from March 14, 2008.

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

The following table summarizes the fair values of the 50% share of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

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

The acquisition of Afloat in France has been accounted for as a purchase.  The results of the operation have been included in the consolidated financial statements of OEH from April 12, 2007.

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

The acquisition of the Royal Scotsman has been accounted for as a purchase.  The results of the operation have been included in the consolidated financial statements of OEH from April 25, 2007.

La Résidence Phou Vao non-controlling interest interest

Effective March 10, 2007, OEH purchased an additional 18% interest in La Résidence Phou Vao in Luang Prabang, Laos for a cash consideration of $626,000, including transaction costs, bringing its total interest to 69%.  A deferred tax liability of $83,000 has been recorded on the acquisition arising mainly on the fair value adjustment to assets of $236,000.  Goodwill has been increased by $178,000.

Final retention payment relating to Grand Hotel Europe

In March 2007, a final retention payment of $2,850,000 plus accrued interest of $218,000 has been made in accordance with the original agreement for the acquisition of Grand Hotel Europe in St. Petersburg completed in February 2005.

(b)                               Investments

In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil, for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land.  The remaining 50% of the property holding company was expected to be sold to OEH for a cash consideration of $5,000,000 when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios designated the property as having a “public interest” which is the first step in a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. OEH is currently in negotiation to recover its investment in the project based on the municipality’s decision to purchase the land.

Investments represent equity interests of 50% or less and in which OEH exerts significant influence but does not consolidate.  OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

OEH’s investments in and loans and advances to unconsolidated companies amounted to $68,762,000 at December 31, 2009 (2008-$67,464,000). OEH’s earnings from unconsolidated companies, net of tax were $4,183,000 in 2009 (2008-$16,771,000; 2007-$16,425,000).  See Note 20.

As discussed in Note 3, Charleston Center LLC has been consolidated into the financial statements of OEH with effect from December 31, 2008.  The summarized balance sheet information presented below, therefore, does not include this hotel at December 31, 2008.  The summarized profit and loss account information presented does include OEH’S earnings from this hotel for the years ended December 31, 2008 and 2007.

Summarized financial data for unconsolidated companies are as follows (dollars in thousands):

	December 31,
	2009	2008
Current assets	$64,040	$55,877
Property, plant and equipment, net	347,198	307,745
Other assets	5,050	5,124
Total assets	$416,288	$368,746

Current liabilities	$45,581	$30,293
Long-term debt	175,487	165,202
Other liabilities	71,271	46,028
Total shareholders’ equity	123,949	127,223
Total liabilities and shareholders’ equity	$416,288	$368,746

	2009	2008	2007
Revenue	$125,173	$209,093	$196,564
Earnings from operations before net finance costs	$22,497	$44,789	$40,979
Net earnings	$8,659	$8,645	$7,472

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

Due to the downturn in the travel and hospitality industry in Europe and elsewhere, operating results of Hotel Ritz in Madrid were lower than expected in the three months ended December 31, 2008.  The earnings forecast for the next few years was revised and an impairment assessment performed on OEH’s 50% investment in the hotel company.  At December 31, 2008, an impairment loss of $22,992,000 was recognized relating to OEH’s investment in this hotel.  The fair value of OEH’s investment was estimated using the hotel’s discounted future cash flow forecasts. No impairments were recorded in 2009.

As a consequence of the impairment loss recognized by OEH relating to its equity investment in Hotel Ritz in 2008, the joint venture company Hotel Ritz Madrid S.A. qualified as a significant subsidiary of OEH under Rule 3-09 of SEC Regulation S-X at December 31, 2008 and requires inclusion of separate financial statements.

As a consequence of lower earnings from continuing operations before tax of OEH in 2009, the joint venture companies Hotel Ritz Madrid S.A., Peru OEH S.A., PeruRail S.A. and Ferrocarril Transandino S.A. all qualified as significant subsidiaries of OEH under Rule 3-09 of SEC Regulation S-X at December 31, 2009 and require inclusion of separate financial statements.

5.             Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2009	2008
Land and buildings	$1,258,443	$1,176,821
Machinery and equipment	185,548	184,762
Fixtures, fittings and office equipment	196,264	164,517
River cruiseship and canalboats	18,736	13,223
	1,658,991	1,539,323
Less: accumulated depreciation	(255,218)	(209,368)
	$1,403,773	$1,329,955

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2009	2008
Freehold and leased land and buildings	$15,821	$15,535
Machinery and equipment	2,640	2,189
Fixtures, fittings and office equipment	2,746	2,795
	21,207	20,519
Less: accumulated depreciation	(4,782)	(4,046)
	$16,425	$16,473

6.            Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (dollars in thousands):

	Year ended December 31, 2009
	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2009	$145,829	$7,673	$153,502
Goodwill impairment (from continuing operations)	(6,287)	—	(6,287)
Foreign currency translation adjustment	1,684	281	1,965
Balance as at December 31, 2009	$141,226	$7,954	$149,180

	Year ended December 31, 2008
	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2008	$120,932	$8,196	$129,128
Goodwill arising during the year	42,020	—	42,020
Goodwill impairment (from continuing operations)	(5,636)	—	(5,636)
Foreign currency translation adjustment	(11,487)	(523)	(12,010)
Balance as at December 31, 2008	$145,829	$7,673	$153,502

The gross goodwill amount at January 1, 2009 was $159,138,000 (January 1, 2008- $129,128,000) and the accumulated impairment at that date was $5,636,000 (2008- $nil). All impairments to that date related to hotel and restaurant operations.

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

OEH did not have any goodwill impairment charges as part of its annual impairment testing as of December 31, 2009.  Under the first step of the 2009 testing, the fair value of one reporting unit was approximately 5% in excess of its carrying value.  That reporting unit has goodwill of $5,400,000.  The fair values of two other reporting units were approximately 10% in excess of their carrying values.  Those reporting units have $3,700,000 of goodwill.

During the first quarter of 2009, OEH finalized its 2008 impairment analysis and identified a non-cash goodwill impairment charge of $6,287,000 in addition to the estimated impairment loss of $5,636,000 included in its annual December 31, 2008 results referred to below, as follows (dollars in thousands):

Miraflores Park	$3,208
Casa de Sierra Nevada	2,805
Observatory Hotel	274
$6,287

In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $6,500,000 in the year ended December 31, 2009.

At the date of filing the Company’s annual report on Form 10-K for the year ended December 31, 2008, OEH had not completed its impairment analysis.  Based on the work performed, however, OEH concluded that an impairment loss could be reasonably estimated and recorded a non-cash goodwill impairment charge in continuing operations of $5,636,000 representing its best estimate of the impairment loss present at December 31, 2008, as follows (dollars in thousands):

Le Manoir aux Quat’ Saisons	$5,270
Hôtel de la Cité	85
Keswick Hall	281
$5,636

The impairment charge of $6,107,000 in the year ended December 31, 2008 included an impairment charge of $471,000 in respect of a shop lease intangible asset at Hôtel de la Cité.

7.                                      Other intangible assets

Other intangible assets consist of the following as of December 31, 2009 and 2008 (dollars in thousands):

	Year ended December 31, 2009
	Favorable lease assets	Internet Sites	Tradename	Total
Carrying amount:
Balance as of January 1, 2009	$11,925	$1,967	$7,318	$21,210
Additions	—	437	—	437
Impairment	—	—	(213)	(213)
Foreign currency translation adjustment	1,121	13	(5)	1,129
Balance as at December 31, 2009	$13,046	$2,417	$7,100	$22,563

Accumulated amortization:
Balance as of January 1, 2009	$790	$165	$—	$955
Charge for the year	326	209	—	535
Foreign currency translation adjustment	95	(4)	—	91
Balance as at December 31, 2009	$1,211	$370	$—	$1,581

Net book value:
As at December 31, 2008	$11,135	$1,802	$7,318	$20,255

As at December 31, 2009	$11,835	$2,047	$7,100	$20,982

	Year ended December 31, 2008
	Favorable lease assets	Internet Sites	Tradename	Total
Carrying amount:
Balance as of January 1, 2008	$12,861	$2,066	$7,360	$22,287
Additions	—	353	—	353
Impairment	—	—	—	—
Foreign currency translation adjustment	(936)	(452)	(42)	(1,430)
Balance as at December 31, 2008	$11,925	$1,967	$7,318	$21,210

Accumulated amortization:
Balance as of January 1, 2008	$512	$115	$—	$627
Charge for the year	338	71	—	409
Foreign currency translation adjustment	(60)	(21)	—	(81)
Balance as at December 31, 2008	$790	$165	$—	$955

Net book value:
As at December 31, 2007	$12,349	$1,951	$7,360	$21,660

As at December 31, 2008	$11,135	$1,802	$7,318	$20,255

Favorable lease intangible assets are amortized over the term of the lease, which is up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the year ended December 31, 2009 was $535,000 (2008-$409,000; 2007-$461,000).

Estimated amortization expense for each of the years 2010 to 2014 is $535,000.

8.                                      Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (dollars in thousands):

	December 31,
	2009	2008
Unsecured working capital facilities, with a weighted average interest rate of 4.22% and 5.68%, respectively	$6,666	$54,179

OEH had approximately $37,243,000 of working capital lines of credit at December 31, 2009 (2008-$62,787,000) issued by various financial institutions and having various expiration dates, of which $30,577,000 was undrawn (2008-$8,608,000).

9.                                      Long-term debt and obligations under capital leases

(a)                               Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2009	2008
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 23 years, with a weighted average interest rate of 3.51% and 4.98%, respectively	$799,666	$778,220
Obligations under capital lease (see Note 9(b))	12,068	13,573
	811,734	791,793
Less: current portion	173,388	138,813
	$638,346	$652,980

Long-term debt at December 31, 2009 includes $79,469,000 (2008-$79,626,000) of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.  This debt is non-recourse to the members of Charleston Centre LLC, including OEH, and therefore the hotel’s separate assets are not available to pay the debts of OEH and and the hotel’s separate liabilities do not constitute obligations of OEH.  The fair value of the debt at December 31, 2009 is estimated to be $72,255,000.

Of the current portion of long-term debt, $114,083,000 (2008-$105,373,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Certain credit agreements of OEH have restrictive covenants.  At December 31, 2009, OEH was in compliance with all major covenants that applied to OEH, including a minimum consolidated net worth test and a minimum consolidated interest coverage test as defined under OEH’s largest bank-syndicated loan facility.  OEH does not currently have any covenants in its loan agreements which limit the payment of dividends.

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2009 (dollars in thousands):

Year ending December 31,

2010	171,287
2011	452,483
2012	103,213
2013	16,077
2014	11,780
2015 and thereafter	44,826
$799,666

The Company has guaranteed $474,902,000 of the long-term debt of its subsidiary companies as at December 31, 2009.

The fair value of the debt excluding obligations under capital leases at December 31, 2009 has been estimated in the amount of $731,107,000 (2008-$583,966,000).

In April 2009, OEH closed a $30,000,000 secured construction loan for its Porto Cupecoy residential mixed-use development project on the Dutch side of St. Martin, French West Indies.  OEH has drawn $26,614,000 of this loan at December 31, 2009.

In July 2009, OEH completed an A$20,000,000 ($16,000,000) refinancing of its two Australian properties. The margin on the three-year loan is at a rate of 2.5% over the Australian dollar lending rate.

The Company has guaranteed, through 2012, $3,643,000 of the debt obligations of the PeruRail operations, an unconsolidated joint venture in which OEH has a 50% investment and, through 2016 additional debt obligations of $11,660,000. The Company has also guaranteed through 2009, $6,508,000 of PeruRail contingent obligations relating to the performance of its governmental rail concessions.  The Company has also guaranteed, through 2010, a $3,000,000 working capital facility to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment, and $2,152,000 of a working capital loan facility of Hotel Ritz, Madrid in which OEH has a 50% equity investment.

OEH has a 50% investment in an unconsolidated joint venture company that owns four hotels in Peru.  The Company has contingently guaranteed, through 2016, $16,029,000 of debt obligations of the joint venture and, through 2016, a further $13,949,000 of its debt obligations.  The guarantees are contingent because they may only be enforced in the event there is a change in control of the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Deferred financing costs related to the above outstanding long-term debt are $9,077,180 at December 31, 2009 (2008-$10,336,000) and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                               Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2009 (dollars in thousands):

Year ending December 31,

2010	$2,686
2011	4,269
2012	645
2013	627
2014	628
2015 and thereafter	23,331
Minimum lease payments	32,186
Less: amount of interest contained in above payments	20,118
Present value of minimum lease payments	12,068
Less: current portion	2,101
$9,967

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

10.                               Other liabilities

Other liabilities at December 31, 2009 consist of $1,520,000 (2008-$1,462,000) of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,607,000 (2008-$1,990,000) of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotel joint venture operation (see Note 20), $3,573,000 (2008-$6,804,000) in respect of interest rate swaps (see Note 17), $12,940,000 (2008-$12,306,000) of long-term accrued interest at Charleston Place Hotel (see Note 3) and $102,000 (2008-$nil) due in respect of a stock appreciation rights plan (see Note 15).

11.                               Pension plans

From January 1, 2003, a number of non-U.S. OEH employees participated in a funded defined benefit pension plan in the United Kingdom called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	Year ended December 31,
	2009	2008	2007

Discount rate	5.70%	5.70%	5.70%
Expected long-term rate of return on plan assets	6.50%	7.50%	7.50%

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	December 31,
	2009	2008
Discount rate	5.80%	5.70%

The discount rate effectively represents the rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2009 and the yields available on UK government bonds at that date.

For equities and corporate bonds management has assumed that long-term returns will exceed those expected on UK government bonds by a risk premium. This is based on historical equity and bond returns over the long term. As these returns are long-term expected returns, the total returns on equities and corporate bonds only vary in line with the UK government bond yields and are not further adjusted for current market trends.

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to this rate.

The fair value of OEH’s pension plan assets at December 31, 2009 by asset category is as follows (dollars in thousands):

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash	$246	$246	$—	$—
Equity securities:
UK managed funds	4,708	4,708	—	—
Overseas managed funds	3,294	3,294	—	—
Fixed income securities:
UK government bonds	345	345	—	—
Corporate bonds	1,637	1,637	—	—
Other types of investments:
Annuities	1,603	—	—	1,603
	$11,833	$10,230	$—	$1,603

Fair value measurements using significant unobservable inputs (Level 3) are as follows (dollars in thousands):

	Annuities	Total
Beginning balance at January 1, 2009	$—	$—
Actual return on assets:
Relating to assets still held at the reporting date	—	—
Relating to assets sold during the period	(196)	(196)
Purchases, sales and settlements	—	—
Transfers in and/out of Level 3	1,799	1,799
Ending balance at December 31, 2009	$1,603	$1,603

The allocation of the assets was in compliance with the target allocation set out in the plan investment policy, the principal objectives of which are to deliver returns above those of government and corporate bonds and to minimize the cost of providing pension benefits.  OEH is currently purchasing annuities to match the benefits of pensioners.  OEH is allocating a majority of the plan’s assets to equities as they have historically outperformed bonds over the long term.  OEH will allocate plan assets to bonds and cash to help reduce the volatility of the portfolio and reflect the age profile of the membership.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows (dollars in thousands):

	Year ended December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$15,995	$21,922
Service cost	—	—
Interest cost	994	1,160
Plan participants’ contributions	—	—
Net transfer in	—	—
Actuarial (gain)/loss	829	(910)
Benefits paid	(506)	(80)
Curtailment gain	—	—
Settlement	—	—
Foreign currency translation	1,923	(6,097)
Benefit obligation at end of year	19,235	15,995

Change in plan assets:
Fair value of plan assets at beginning of year	8,774	15,200
Actual return on plan assets	1,187	(3,615)
Employer contributions	1,291	836
Plan participants’ contributions	—	—
Net transfer in	—	—
Benefits paid	(506)	(80)
Settlement	—	—
Foreign currency translation	1,087	(3,567)
Fair value of plan assets at end of year	11,833	8,774
Funded status at end of year	$(7,402)	$(7,221)
Net actuarial loss recognized in other comprehensive income	$12,322	$13,516

Amounts recognized in the consolidated balance sheet consist of the following (dollars in thousands):

	Year ended December 31,
	2009	2008
Non-current assets	$—	$—
Current liabilities	$—	$—
Non-current liabilities	$7,402	$7,221

Amounts recognized in other comprehensive income consist of the following (dollars in thousands):

	Year ended December 31,
	2009	2008

Net (loss)/ gain	$(10,421)	$(10,726)
Prior service cost/ (credit)	—	—
Net transitional obligation/ (asset)	—	—
Total amount recognized in other comprehensive income	$(10,241)	$(10,726)

The following table details certain information with respect to OEH’s UK defined benefit pension plan (dollars in thousands):

	Year ended December 31,
	2009	2008

Projected benefit obligation	$19,235	$15,995
Accumulated benefit obligation	$19,235	$15,995
Fair value of plan assets	$11,833	$8,774

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following (dollars in thousands):

	Year ended December 31,
	2009	2008	2007

Service cost	$—	$—	$—
Interest cost on projected benefit obligation	994	1,160	1,164
Expected return on assets	(645)	(1,103)	(1,076)
Net amortization and deferrals	620	448	554
Net periodic benefit cost	$969	$505	$642

OEH expects to contribute $1,755,000 to the UK defined benefit pension plan in 2010.  The following benefit payments, which reflect assumed future service, are expected to be paid (dollars in thousands):

Year ending December 31,

2010	$214
2011	277
2012	423
2013	436
2014	498
Next five years	3,077

The estimated net loss amortized from accumulated other comprehensive income into net periodic pension cost in the next fiscal year is $696,000.

Also included in the consolidated balance sheet at December 31, 2009 is an amount of $359,000 (2008-$200,000) relating to deferred benefit pension obligations at the hotels in Bali, Indonesia.  The accrual was made based on actuarial valuation as at December 31, 2009.  There are no assets to be disclosed.

OEH has another defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  The total number of active members is three, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at December 31, 2007 and updated for foreign exchange rates at December 31, 2009 showed a net pension plan surplus of approximately $81,000 (2008-$84,000) based on fair value of plan assets of $1,400,000 (2008-$1,446,000) and projected benefit obligation of $1,319,000 (2008-$1,362,000). The surplus has not been recognized in the financial statements as it is deemed not recoverable.

Certain employees of OEH are members of the British Rail pension plan, which is a governmental multi-employer defined benefit pension plan.  Total OEH contributions into the plan for 2009 were $63,000 (2008-$74,000; 2007-$78,000).

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows (dollars in thousands):

	Year ended December 31,
	2009	2008

Employer’s contributions	$1,676	$1,705

12.                             Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, the relative amount of earnings or loss in various jurisdictions, the effect of valuation allowances, and uncertain tax positions. The income tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Significant discrete items which had the most significant impact on the tax rate include a deferred tax charge of $5,200,000 in 2009 arising in respect of Brazilian fixed asset timing differences, following movements in the exchange rate between the dollar and Brazilian real.

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31, 2009
	Pre Tax (Loss)/ Income	Current	Non-current	Deferred	Total

Bermuda	$679	$—	$—	$—	$—
United States	(3,226)	928	—	(401)	527
Rest of the world	(9,880)	9,413	—	1,093	10,506
	$(12,427)	$10,341	$—	$692	$11,033

	Year ended December 31, 2008
	Pre Tax (Loss)/ Income	Current	Non-current	Deferred	Total

Bermuda	$(17,735)	$—	$—	$—	$—
United States	(854)	1,742	—	(1,994)	(252)
Rest of the world	5,080	7,271	—	(4,841)	2,430
	$(13,509)	$9,013	$—	$(6,835)	$2,178

	Year ended December 31, 2007
	Pre Tax (Loss)/ Income	Current	Non-current	Deferred	Total

Bermuda	$(22,986)	$—	$—	$—	$—
United States	4,956	1,357	—	(465)	892
Rest of the world	70,348	14,960	—	(1,085)	13,875
	$52,318	$16,317	$—	$(1,550)	$14,767

Earnings from unconsolidated companies are reported net of tax. The tax provision applicable to these unconsolidated companies in the year ended December 31, 2009 was $4,510,000 (2008-$6,986,000; 2007-$4,772,000).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities (dollars in thousands):

	December 31,
Components of net deferred tax assets or liabilities	2009	2008	2007

Operating loss carryforwards	$47,926	$50,977	$49,048
Pensions	2,072	2,021	1,883
Other	1,820	2,337	1,526
Less: valuation allowance	(6,506)	(3,371)	(4,378)
Net deferred tax assets	45,312	51,964	48,079

Depreciable assets	(187,109)	(196,868)	(139,977)
Deferred tax liabilities	(187,109)	(196,868)	(139,977)
Net deferred tax liabilities	$(141,797)	$(144,904)	$(91,898)

The net deferred tax assets or net deferred tax liabilities are included in other assets or deferred tax liabilities on the consolidated balance sheet, respectively.

A net deferred tax liability of $64,100,000 was recognized at December 31, 2008 on the consolidation of Charleston Center LLC in accordance with ASC 810-10 “Consolidation-Variable Interest Entities” (formerly FIN 46(R) “Consolidation of Variable Interest Entities”). This liability results from the difference between the tax basis of the hotel’s depreciable assets and the fair value of these assets consolidated in the OEH balance sheet. This figure remains unchanged at December 31, 2009.

The gross amount of tax loss carryforwards is $205,250,000 at December 31, 2009 (2008- $168,320,000). Of this amount, $25,045,000 will expire in the five years ending December 31, 2014 and a further $21,599,000 will expire in the five years ending December 31, 2018. The remaining losses of $158,606,000 will expire after December 31, 2018 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.

Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  A liability could arise if amounts are distributed by the subsidiaries or if the subsidiaries are ultimately disposed of.  The amount of temporary differences totalled $29,196,470 at December 31, 2009 (2008-$29,212,675).  It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the temporary differences related to investments in subsidiaries.

The provision for income taxes in 2009 included a current tax charge of $2,249,000 and a deferred tax charge of $3,221,000 arising in Italy in connection with the closure of a tax audit in respect of the 2004, 2005 and 2006 tax years. OEH had previously included a liability of $4,959,000 within its provision under ASC 740 “Income Taxes” (formerly FIN 48 “Accounting for Uncertainty of Income Taxes”), in respect of these uncertain tax positions. After releasing this provision the net impact on the provision for income taxes in 2009 was $511,000. The $2,249,000 current tax liability is payable in 12 quarterly instalments of approximately $187,000 each, which commenced in July 2009. At December 31, 2009, payments totalling $374,000 have been made.

OEH’s 2009 tax provision of $11,033,000 included a charge of $1,097,000 in respect of the provision for uncertain tax positions under ASC 740, including a charge of $349,000 that relates to the potential interest and penalty costs associated with the uncertain tax positions.

OEH’s 2008 tax provision also included a benefit of $12,180,000 in respect of the ASC 740 provision, following the statutory expiration of a number of uncertain tax positions in certain jurisdictions in which OEH operates for which an ASC 740 provision was recognized upon adoption on January 1, 2007. The tax benefit included a benefit of $5,903,000 that relates to the potential interest and penalty costs that had been included in the ASC 740 provision in respect of these uncertain tax positions.

OEH recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statement of operations and recognizes accrued interest and penalties in the related tax liability in the consolidated balance sheet.

At December 31, 2009, the total amounts of unrecognized tax benefits included the following (dollars in thousands):

	Year ended December 31, 2009
	Total	Principal	Interest	Penalties
Balance at January 1, 2009	$11,493	$8,180	$1,140	$2,173
Additional uncertain tax provision identified during the year	1,097	748	254	95
Uncertain tax provision on prior year positions	(4,959)	(4,523)	(83)	(353)
Uncertain tax provisions paid or expensed during the year	(340)	(272)	(68)	—
Foreign exchange	(140)	(79)	(24)	(37)
Balance at December 31, 2009	$7,151	$4,054	$1,219	$1,878

At December 31, 2009, OEH recognized a $7,151,000 liability in respect of its uncertain tax positions. All of this ASC 740 provision arises in jurisdictions in which OEH conducts business other than Bermuda.

At December 31, 2008, the total amounts of unrecognized tax benefits included the following (dollars in thousands):

	Year ended December 31, 2008
	Total	Principal	Interest	Penalties
Balance at January 1, 2008	$24,025	$14,912	$2,035	$7,078
Additional uncertain tax provision identified during the year	424	167	136	121
Uncertain tax provision on prior year positions	(12,180)	(6,277)	(994)	(4,909)
Uncertain tax provisions paid or expensed during the year	—	—	—	—
Foreign exchange	(776)	(622)	(37)	(117)
Balance at December 31, 2008	$11,493	$8,180	$1,140	$2,173

Interest and penalties due to unrecognized tax benefits are included within the provision for income taxes. The uncertain tax benefit at December 31, 2009, if recognized, would be recorded to the provision for income taxes.

The balance of unrecognized tax benefits, if recognized, would affect the effective tax rate.

OEH is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2009, OEH is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005.

OEH believes that it is reasonably possible that within the next 12 months the ASC 740 provision will decrease by approximately $1,000,000 to $2,000,000 as a result of expiration of uncertain tax positions in certain foreign jurisdictions in which OEH operates.

13.                               Supplemental cash flow information and restricted cash

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash paid for:
Interest	$35,602	$54,995	$49,820
Income taxes	$14,412	$16,248	$13,477

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2009, 2008 and 2007 (see Note 4(a)), liabilities were assumed as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007

Fair value of assets acquired	$86	$2,996	$22,605
Cash paid	(86)	(2,996)	(21,877)
Liabilities assumed	$—	$—	$728

Restricted cash

Restricted cash of $19,894,000 at December 31, 2009 (2008- $13,224,000) mainly consisted of the Porto Cupecoy escrow account, cash deposits required under credit support arrangements, and the deposit on the Sicilian hotels purchased in January 2010.  Cash received for residential condominium purchases at Porto Cupecoy is held in escrow and released into OEH’s current bank account when the next phase of construction is completed.  At December 31, 2009, the Porto Cupecoy escrow account balance amounted to $9,397,000 (2008-$8,168,000) and the cash deposits for credit support and the hotels purchase amounted to $6,159,000 (2008-$nil).

14.          Shareholders’ equity

(a)          Public offering

In May 2009, the Company issued and sold through underwriters 25,875,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $140,901,000.

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

(c)           Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, and (ii) the commencement or announcement of a tender offer or exchange offer by a person for 30% or more of the outstanding class A common shares or 30% or more of the outstanding class B common shares.  At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $142 (the “Purchase Price”) for each one one-hundredth of such junior preferred share, subject to adjustment in certain events.  From and after the date on which any person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price.  If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price.  Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 15% beneficial ownership as described above, but less than 50% beneficial ownership.  The rights will expire on June 1, 2010 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares.

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

15.          Share-based compensation plans

At December 31, 2009, OEH had four share-based compensation plans, which are described below.  The compensation cost that has been charged against earnings for these plans was $4,121,000 for the year ended December 31, 2009 (2008-$2,800,000; 2007-$1,442,000).

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000, respectively, class A common shares may be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2009, 90,200 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 20 persons, and 784,750 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 105 persons.   At December 31, 2009, no options remain available for issue under future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below.

The total compensation cost related to unexercised options at December 31, 2009 to be recognized over the period January 1, 2010 to December 31, 2012, was $1,812,000.  The fair value of grants issued in the year to December 31, 2009 was $nil (2008-$2,099,000; 2007-$5,005,000).  The fair value of options which vested in the year to December 31, 2009 was $1,492,000.  Transactions under the plans for 2009 and 2008 are as follows:

	Shares	Option Price
Outstanding at January 1, 2009	995,950	$5.89 -$59.23
Granted	—
Forfeited	(114,099)	$5.89 -$59.23
Exercised	(6,901)	$5.89
Outstanding at December 31, 2009	874,950	$5.89 -$59.23
Exercisable at December 31, 2009	262,250	$13.06 -$42.87

	Shares	Option Price
Outstanding at January 1, 2008	562,950	$13.06 -$59.23
Granted	494,300	$5.89 -$51.90
Forfeited	(47,800)	$13.06 -$59.23
Exercised	(13,500)	$13.40 -$14.70
Outstanding at December 31, 2008	995,950	$5.89 -$59.23
Exercisable at December 31, 2008	198,500	$13.06 -$28.50

The options outstanding at December 31, 2009, were as follows:

	Number of Shares		Weighted Average of
Exercise Prices	Outstanding at 12/31/2009	Exercisable at 12/31/2009	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options

$5.89	365,300	—	8.9	$5.89	—
$13.06	14,250	14,250	2.8	$13.06	$13.06
$13.40	20,000	20,000	3.4	$13.40	$13.40
$14.70	58,500	58,500	4.6	$14.70	$14.70
$19.00	25,750	25,750	1.2	$19.00	$19.00
$21.40	2,000	2,000	5.1	$21.40	$21.40
$28.40	33,000	33,000	5.7	$28.40	$28.40
$28.50	25,000	25,000	5.5	$28.50	$28.50
$34.88	7,800	7,800	6.2	$34.88	$34.88
$34.90	15,500	15,500	6.6	$34.90	$34.90
$35.85	25,300	—	8.7	$35.85	—
$36.45	11,000	11,000	6.7	$36.45	$36.45
$36.50	35,450	35,450	6.5	$36.50	$36.50
$42.87	14,000	14,000	6.9	$42.87	$42.87
$45.69	25,000	—	7.6	$45.69	—
$46.08	22,100	—	8.4	$46.08	—
$51.90	19,700	—	8.2	$51.90	—
$52.51	12,850	—	7.2	$52.51	—
$52.51	111,500	—	7.7	$52.51	—
$52.59	14,450	—	7.5	$52.59	—
$59.23	16,500	—	7.9	$59.23	—
	874,950	262,250

	For options granted during the year ended December 31,
	2009	2008	2007

Weighted average fair value	$0.00	$4.25	$20.72

Estimates of fair values of stock options on the grant dates using the Black-Scholes option pricing model were based on the following assumptions:

	For years ended December 31,
	2009	2008	2007

Expected share price volatility	—	38.9%-47.5%	38.68%-39.30%
Risk-free interest rate	—	1.67%-3.2%	3.28%-5.05%
Expected annual dividends per share	—	$0.10	$0.10
Expected life of stock options	—	5 years	5 years

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

Cash received from exercised options was $15,000 for the year ended December 31, 2009 (2008-$192,000; 2007-$4,105,000).

(b)          2007 performance share plan

In 2007, the Company adopted the 2007 performance share plan.  Under this plan, awards of up to 500,000 class A common shares may be granted to OEH employees.  The shares covered by the awards will be issued after at least one year from the grant date upon payment of a nominal amount, subject to meeting performance criteria set forth in the awards.  Awards may also be granted under the plan without any specified performance criteria. When the shares are issued under the awards, the grantees are also entitled to receive a cash equivalent of the dividends, if any, that would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date. At December 31, 2009, no awards remain available for future grants as these have been transferred to the 2009 plan described below.

At December 31, 2009, 466,081 class A common shares were reserved under the plan for issuance pursuant to awards made to 52 persons.

Awards covering a total of 259,717 class A common shares do not specify any performance criteria and will vest as long as the grantees stay in employment after one year or after three years from the grant date depending on the terms of the award.

In 2009, the Company granted to ten OEH employees share-based awards with performance and market conditions covering a total of up to 210,519 class A common shares.  Half of each award is subject to performance criteria based on OEH’s earnings before tax for the year ending December 31, 2011, and the other half of each award is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The total compensation cost related to non-vested awards granted under the plan at December 31, 2009, to be recognized over the period January 1, 2010 to December 31, 2012, was $1,059,000.  The fair value of grants awarded in the year to December 31, 2009 was $1,590,825 (2008-$598,000; 2007-$1,415,000).

The status of the awards as of December 31, 2009 and changes during the year ended December 31, 2009 are presented as follows:

	Shares	Weighted-average grant date fair value
Outstanding at January 1, 2009	63,365	$31.28
Granted	436,635	$3.64
Exercised	(5,278)	$0.94
Forfeited	(28,641)	$5.13
Outstanding at December 31, 2009	466,081	$5.57
Exercisable at December 31, 2009	—

Estimates of fair values of the awards with performance and market conditions issued in 2009 and 2008 were made using the Monte Carlo valuation model, and estimates of fair values of the awards without performances and market conditions issued in 2007, 2008 and 2009 were made using Black-Scholes valuation model based on the following assumptions:

	For years ended December 31,
	2009	2008	2007

Expected share price volatility	49.00%	33.1%	38.68%-38.73%
Risk-free interest rate	1.75%	1.76%	4.07%-4.59%
Expected annual dividends per share	$0.00	$0.10	$0.10
Expected life of awards	1-3 years	3 years	3 years

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans.

(c)           2007 stock appreciation rights plan

OEH adopted a stock appreciation rights plan in 2007 under which stock appreciation rights (“SARs”) may be awarded to eligible employees.  Each award is to be settled in cash measured by the increase (if any) of the publicly-quoted price of the Company’s class A common shares between the date of the award and the third anniversary of that date, multiplied by the number of SARs granted in the individual award.

In the year ended December 31, 2009, OEH awarded 65,415 SARs at an exercise price of $6.50 per share vesting in January 2012. The SARs have been recorded as liabilities with a fair value of $102,000 at December 31, 2009. No awards were granted under the 2007 plan in years ended December 31, 2008 and 2007.

The total compensation cost related to non-vested awards granted under the plan at December 31, 2009, to be recognized over the period January 1, 2010 to December 31, 2012, was $222,000.  The fair value of grants awarded in the year to December 31, 2009 was $324,000.

Estimates of fair values of the awards were made using Black-Scholes valuation model based on the following assumptions:

	For years ended December 31,
	2009	2008	2007

Expected share price volatility	49% -50%	—	—
Risk-free interest rate	1.48% - 2.69%	—	—
Expected annual dividends per share	$0.00	—	—
Expected life of awards	3 years	—	—

The basis of assumptions was similar to that used for the 2000 and 2009 stock option plans.

(d)          2009 share award and incentive plan

On June 5, 2009, the shareholders of the Company approved a new 2009 share award and incentive plan which replaced the 2000 stock option plan, 2004 stock option plan and 2007 performance share plan (the “Pre-existing Plans”). A total of 1,084,550 class A common shares plus the number of class A common shares subject to outstanding awards under the Pre-existing Plans which become available after June 5, 2009 as a result of expirations, cancellations, forfeitures or terminations, are reserved for issuance for awards under the 2009 share award and incentive plan

The 2009 plan permits awards of stock options, stock appreciation rights, restricted shares, deferred shares, bonus shares and awards in lieu of obligations, dividend equivalents, other share-based awards, performance-based awards, or any combination of the foregoing. Each type of award is granted and vests based on its own terms, as determined by the Compensation Committee of the Company’s board of directors.

OEH awarded under the 2009 plan on June 8, 2009 stock options on 631,900 class A common shares at an exercise price of $8.38 per share becoming exercisable in June 2012. On July 21, 2009, OEH awarded stock options on 5,000 class A common shares at an exercise price of $7.71 per share becoming exercisable in July 2012. On December 3, 2009, OEH awarded stock options on 424,700 class A common shares at an exercise price of $8.91 per share becoming exercisable in December 2012.

The total compensation cost related to non-vested stock options at December 31, 2009 to be recognized over the period January 1, 2010 to December 31, 2012, was $3,983,000.  The fair value of grants issued in the year to December 31, 2009 was $4,527,045.  The fair value of options which vested in the year to December 31, 2009 was $6,902.  Transactions under the plans have been as follows:

	Shares	Option Price
Outstanding at January 1, 2009	—
Granted	1,061,600	$7.71 - $8.91
Forfeited	(72,748)	$8.38
Exercised	(1,652)	$8.38
Outstanding at December 31, 2009	987,200	$7.71 - $8.91
Exercisable at December 31, 2009	—

The options outstanding at December 31, 2009, were as follows:

	Number of Shares		Weighted Average of
Exercise Prices	Outstanding at 12/31/2009	Exercisable at 12/31/2009	Remaining Contractual Lives	Exercise Prices for Outstanding Options	Exercise Prices for Exercisable Options

$8.38	557,500	—	9.4	$8.38	—
$7.71	5,000	—	9.5	$7.71	—
$8.91	424,700	—	9.9	$8.91	—
	987,200	—

Estimates of the fair value of stock options on the grant date using the Black-Scholes option pricing model were based on the following assumptions:

	For years ended December 31,
	2009	2008	2007

Expected share price volatility	55%-56%	—	—
Risk-free interest rate	2.14-2.95%	—	—
Expected annual dividends per share	$0.00	—	—
Expected life of stock options	5 years	—	—

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

At December 31, 2009, 22,191 class A common shares were reserved under the 2009 plan for issuance pursuant to awards of deferred shares made to three persons.  Of these awards, 21,265 do not specify any performance criteria and will vest in June 2012. The remaining award of up to 926 deferred shares will also vest in June 2012 and is subject to performance and market criteria. Half of the 926 deferred share award is subject to performance criteria based on OEH’s earnings before tax for the year ending December 31, 2011, and the other half is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The total compensation cost related to non-vested deferred share awards granted under the 2009 plan at December 31, 2009, to be recognized over the period January 1, 2010 to December 31, 2012, was $150,000.  The fair value of deferred shares awarded in the year to December 31, 2009 was $185,757.

The status of the deferred share awards as of December 31, 2009 and changes during the year ended December 31, 2009 are presented as follows:

	Shares	Weighted-average grant date fair value
Outstanding at January 1, 2009	—
Granted	22,191	$8.37
Forfeited	—
Outstanding at December 31, 2009	22,191	$8.37
Exercisable at December 31, 2009	—

Estimates of fair value of the awards were made using the Black-Scholes valuation model were based on the following assumptions:

	For years ended December 31,
	2009	2008	2007

Expected share price volatility	55.00%	—	—
Risk-free interest rate	2.95%	—	—
Expected annual dividends per share	$0.00	—	—
Expected life of awards	3 years	—	—

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans.

16.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $54,627,000 at December 31, 2009 (2008-$76,606,000) including the New York City contract referred to below.

In addition, OEH entered into conditional contracts dated October 2009 to purchase Grand Hotel Timeo and Villa Sant’Andrea in Taormina, Sicily for €81,000,000 ($117,000,000). Subsequent to December 31, 2009, the conditions of the contracts are satisfied and OEH completed the purchase of both properties.  See Note 21.

As reported in the Company’s 2008 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell Library branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of current and anticipated future economic conditions at that time, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the New York Public Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH has already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011.  In February 2010, OEH made the first payment under the July 2009 agreements.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library.  OEH has agreed to give the Library security on unencumbered villas at La Samanna to secure the payments.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows (dollars in thousands):

Year ended December 31,

2010	$8,416
2011	8,220
2012	8,169
2013	8,076
2014	8,075
2015 and thereafter	108,853
$149,809

Rental expense for the year ended December 31, 2009 amounted to $8,825,000 (2008-$8,806,000; 2007-$4,101,000).

Outstanding contracts for project related costs on the Porto Cupecoy development amounted to $9,264,000 at December 31, 2009 (2008-$31,960,000)

17.          Derivative financial instruments

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the year ended December 31, 2009, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of December 31, 2009, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional Amount

Interest Rate Swaps		€165,000,000
Interest Rate Swaps		$181,250,000
Interest Rate Swaps	A$	20,000,000

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of ASC 815 “Derivatives and Hedging” (formerly SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”). As of December, 2009, OEH had one interest rate swap with a €24,700,000 notional amount that was a non-designated hedge of OEH’s exposure to interest rate risk.

To comply with the provisions of ASC 820-10 “Fair Value Measurements and Disclosures” (formerly SFAS 157 “Fair Value Measurements”), OEH incorporates credit valuation adjustments to reflect appropriately both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of non-performance risks, OEH has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of December 31, 2009 and 2008 (dollars in thousands):

	Liability Derivatives
	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other Assets	$37	$—
Interest Rate Swaps	Accrued liabilities	(8,886)	(4,207)
Interest Rate Swaps	Other liabilities	(3,238)	(4,576)
Total		$(12,087)	$(8,783)
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swap	Accrued liabilities	$(1,159)	$(1,670)
Interest Rate Swap	Other liabilities	(335)	(2,228)
Total		$(1,494)	$(3,898)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statement of operations for the year ended December 31, 2009 and 2008 (dollars in thousands):

	Year ended December 31,
	2009	2008
Interest rate swaps which are designated under ASC 815 as hedging instruments:
Amount of loss recognized in OCI (effective portion),	$(9,710)	$(9,255)
Amount of (loss)/gain reclassified from accumulated OCI into income (effective portion)	$(7,056)	$108
Location of loss recognized in income on derivatives (ineffective portion)	Interest Expense	Interest expense
Amount of loss recognized in income on derivatives (ineffective portion)	$(20)	$(119)
Interest rate swaps which are not designated under ASC 815 as hedging instruments:
Amount of (loss)/gain recognized in income	$(1,081)	$(4,331)

At December 31, 2009 the amount accounted for in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $8,082,000 (2008-$4,063,000).

ASC 820-10 disclosure

The following table summarizes the valuation of OEH’s assets and liabilities by the ASC 820-10 fair value hierarchy at December 31, 2009 (dollars in thousands):

	Beginning balance at January 1, 2009	Transfers into Level 3	Realized losses included in earnings	Unrealized gains included in other comprehensive income	Settlements	Ending balance at December 31, 2009
Liabilities at fair value:
Derivative financial instruments	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—
Total Liabilities	$5,858	$(5,202)	$1,405	$(671)	$(1,390)	$—

There were no movements in Level 3 derivatives in the three months ended December 31, 2009 and there were no derivatives classified as Level 3 derivatives as at December 31, 2009.

The amount of total losses included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held at December 31, 2009 was $15,000 for the year ended December 31, 2009.

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

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain a provision under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $13,618,000. As of December 31, 2009, OEH has posted cash collateral of $3,710,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $14,087,000.

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH designated its euro-denominated revolving indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The values of non-derivative hedging instruments were $86,083,000 at December 31, 2009 and $83,403,000 at December 31, 2008, both liabilities. Amounts recorded in other comprehensive income were a $2,642,000 loss for the year ended December 31, 2009 and a $9,363,000 loss for the year ended December 31, 2008.

Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments. The fair value of OEH’s long-term debt is estimated based on the credit spreads for OEH derived from a third party credit risk model.

The estimated fair values of OEH’s financial instruments  as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	December 31, 2009
	Carrying amount	Fair value
Cash and cash equivalents	$92,045	$92,045
Working capital facilities	$6,666	$6,666
Long-term debt, including current portion, excluding obligations under capital leases	$799,666	$731,107

	December 31, 2008
	Carrying amount	Fair value
Cash and cash equivalents	$77,432	$77,432
Working capital facilities	$54,179	$54,179
Long-term debt, including current portion, excluding obligations under capital leases	$778,220	$583,966

Fair values of non-financial assets measured on a non-recurring basis:

The estimated fair values of OEH’s non-financial assets measured on a non-recurring basis at December 31, 2009 are as follows (dollars in thousands):

		Fair value measurements using
	Fair Value	Quoted prices in active markets for identical	Significant other observable	Significant unobservable	Total losses for year ended
	At December 31, 2009	assets (Level 1)	inputs (Level 2)	inputs (Level 3)	December 31, 2009
Assets of discontinued operations held for sale	$41,770	$—	$41,770	$—	$(32,235)
Goodwill	$—	$—	$—	$—	$(6,835)
Other intangible assets	$—	$—	$—	$—	$(213)

Assets of discontinued operations held for sale with a carrying amount of $74,005,000 were written down to their fair value, less cost to sell, resulting in a loss of $32,235,000 which was included in losses from discontinued operations for the period (see Note 2).

Goodwill with a carrying amount of $6,835,000 was written down to its implied fair value of $nil, resulting in an impairment charge of $6,835,000 which was included in earnings from continuing operations for the period (see Note 5).

Also other intangible assets with a carrying amount of $213,000 were written down to their fair value of $nil, resulting in an impairment charge of $213,000 which was included in earnings from continuing operations for the period (see Note 5).

18.          Other comprehensive income/(loss)

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2009	2008
Foreign currency translation adjustments	$(18,118)	$(40,851)
Derivative financial instruments	(11,275)	(8,633)
Pension liability, net of tax of $2,072 and $3,106	(10,421)	(10,726)
	$(39,814)	$(60,210)

The components of comprehensive income/(loss) are as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Net(loss)/earnings on common shares	$(68,797)	$(26,551)	$33,642
Foreign currency translation adjustments	22,733	(79,042)	34,646
Change in fair value of derivatives	(2,642)	(9,363)	730
Change in pension liability	305	(2,236)	28
Comprehensive income	$(48,401)	$(117,192)	$69,046

19.                               Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with ASC 280-10 “Segment Reporting” (formerly SFAS 131 “Disclosures about Segments of an Enterprise and Related Information” ).  OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions.  Hotels at December 31, 2009 are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, restaurants are located in New York and Buenos Aires, tourist trains operate in Europe and Southeast Asia and Peru, a river cruiseship operates in Burma and five canalboats in France, and real estate developments are located in the U.S., Caribbean, Mexico, Europe and Southeast Asia.  Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Segment information is presented in accordance with the accounting policies described in Note 1.

Financial information regarding these business segments is as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Revenue:
Hotels and restaurants
Owned hotels - Europe	$161,446	$217,121	$215,355
- North America	100,486	64,214	60,257
- Rest of World	116,182	129,317	119,112
Hotel management/part ownership interests	4,616	10,629	10,683
Restaurants	14,436	18,499	21,159
	397,166	439,780	426,566
Tourist trains and cruises	58,084	77,212	82,482
Real estate	1,706	(14,154)	19,908
	$456,956	$502,838	$528,956

Depreciation and amortization:
Hotels and restaurants
Owned hotels - Europe	$16,295	$16,689	$15,434
- North America	11,834	5,526	5,402
- Rest of World	8,953	8,401	8,725
Restaurants	718	808	891
	37,800	31,424	30,452
Tourist trains and cruises	3,030	3,348	4,225
	$40,830	$34,772	$34,677

Segment EBITDA:
Owned hotels - Europe	$38,328	$61,215	$68,999
- North America	14,579	9,455	10,259
- Rest of World	25,453	32,000	34,448
Hotel management/part ownership interests	2,995	23,302	23,840
Restaurants	1,757	3,518	5,034
Tourist trains and cruises	20,571	24,279	25,481
Real estate	(3,476)	(6,433)	4,121
Gain on disposal of fixed assets	1,385	—	2,312
Impairment of goodwill and other intangible assets	(6,500)	(6,107)	—
Impairment of equity investment	—	(22,992)	—
Central overheads	(25,870)	(31,117)	(26,072)
	$69,222	$87,120	$148,422

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$69,222	$87,120	$148,422
Less:
Depreciation and amortization	40,830	34,772	34,677
Interest expense, net	31,068	46,874	41,029
Foreign currency, net	1,058	(4,774)	(799)
Provision for income taxes	11,033	2,178	14,767
Share of provision for income taxes of unconsolidated companies	4,510	6,986	4,772
(Loss)/earnings from continuing operations.	$(19,277)	$1,084	$53,976

	Year ended December 31,
	2009	2008	2007
Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$(2,809)	$9,090	$11,462
Tourist trains and cruises	6,992	7,681	4,963
	$4,183	$16,771	$16,425

Capital expenditure:
Hotels and restaurants
Owned hotels - Europe	$13,560	$31,233	$35,591
- North America	21,493	24,531	35,986
- Rest of World	24,599	29,852	16,587
Restaurants	342	530	608
	59,994	86,146	88,772
Tourist trains and cruises	9,098	3,777	4,347
Real estate	2,998	18,781	6,060
	$72,090	$108,704	$99,179

	December 31,
	2009	2008
Identifiable assets:
Hotels and restaurants
Owned hotels - Europe	$661,711	$624,436
- North America	597,465	614,510
- Rest of World	405,306	354,535
Hotel management/part ownership interests	68,221	77,146
Restaurants	31,367	32,244
	1,764,070	1,702,871
Tourist trains and cruises	105,083	101,012
Real estate	161,767	83,983
Discontinued operations held for sale	41,770	180,930
	$2,072,690	$2,068,796

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
Revenue:
Europe	$217,293	$288,173	$290,094
North America	114,922	75,459	108,521
Rest of World	124,741	139,206	130,341
	$456,956	$502,838	$528,956

	December 31,
	2009	2008
Long-lived assets at book value:
Europe	$631,862	$643,704
North America	599,381	559,957
Rest of World	411,454	367,515
	$1,642,697	$1,571,176

Long-lived assets at book value constitute the following (dollars in thousands):

	December 31,
	2009	2008
Property, plant and equipment	$1,403,773	$1,329,955
Investments	58,432	67,464
Goodwill	149,180	153,502
Other intangible assets	20,982	20,255
	$1,632,367	$1,571,176

20.          Related party transactions

OEH guarantees a $3,000,000 working capital facility of Eastern and Oriental Express Ltd., in which OEH has a non-controlling shareholder interest.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2009 was $647,000 (2008-$1,290,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method until December 31, 2008) and made loans to the hotel-owning company.  As discussed in Note 3, with effect from December 31, 2008, the hotel-owning company has been consolidated into the financial statements of OEH.  For the year ended December 31, 2008, OEH earned $4,867,000 (2007-$5,200,000) in management fees which are recorded in revenue, and $12,068,000 (2007-$11,807,000) in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the year ended December 31, 2009, OEH earned management and guarantee fees of $6,610,000 (2008-$7,685,000; 2007-$6,477,000) and loan interest of $nil (2008-$44,000; 2007-$63,000) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at December 31, 2009 was $7,931,000 (2008-$6,502,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest accounted for under the equity method.  For the year ended December 31, 2009, OEH earned $1,113,000 (2008-$1,321,000; 2007-$1,867,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz at December 31, 2009 was $10,807,000(2008-$1,883,000).  See Note 4(b) regarding impairment of this investment.

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

21.                               Subsequent events

On January 19, 2010, the Company issued and sold through underwriters 13,800,000 class A common shares in a public offering registered in the United States. Net proceeds amounted to $131,100,000.

On January 22, 2010, OEH purchased two hotels in Italy in Taormina, Sicily — the Grand Hotel Timeo and the Villa Sant’Andrea — at a purchase price of €81,000,000 ($117,000,000) funded by existing and new indebtedness relating to the properties, and a portion of the net proceeds of the share offering referred to above.  OEH’s deposit of €2,000,000 ($2,869,000) under the purchase agreements, accounted for as restricted cash at December 31, 2009, was released when this purchase was completed.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
2009

Revenue	$111,284	$139,555	$126,606	$79,511
Earnings/ (loss) from operations	$(720)	$15,892	$13,667	$(9,140)
Net finance costs	(8,107)	(3,113)	(7,921)	(12,985)
Earnings/(loss) before income taxes and earnings from unconsolidated companies	(8,827)	12,779	5,746	(22,125)
(Provision for)/ benefit from income taxes	165	(10,279)	(10,296)	9,377
Earnings from unconsolidated companies net of tax	(424)	1,439	2,049	1,119
Net earnings/(loss) from continuing operations	(9,086)	3,939	(2,501)	(11,629)
Net (loss)/earnings from discontinued operations	(7,744)	(16,954)	(21,812)	(3,010)
Net (loss)/earnings	$(16,830)	$(13,015)	$(24,313)	$(14,639)

Net earnings/(loss) per share:
Basic	$(0.22)	$(0.17)	$(0.36)	$(0.29)
Diluted	$(0.22)	$(0.17)	$(0.36)	$(0.29)
Dividends per share	$—	$—	$—	$—

	December 31	September 30	June 30	March 31
2008

Revenue	$65,236	$168,283	$166,978	$102,341
Earnings/(loss) from operations	$(41,947)	$36,290	$33,293	$955
Net finance costs	(11,156)	(13,094)	(7,931)	(9,919)
Earnings/(loss) before income taxes and earnings from unconsolidated companies	(53,103)	23,196	25,362	(8,964)
(Provision for)/ benefit from income taxes	10,652	(6,665)	(9,722)	3,557
Earnings from unconsolidated companies net of tax	2,642	4,224	5,838	4,067
Net earnings/(loss) from continuing operations	(39,809)	20,755	21,478	(1,340)
Net (loss)/earnings from discontinued operations	(8,247)	(14,376)	(2,014)	(2,998)
Net (loss)/earnings	$(48,056)	$6,379	$19,464	$(4,338)

Net earnings/(loss) per share:
Basic	$(1.04)	$0.15	$0.46	$(0.10)
Diluted	$(1.04)	$0.15	$0.46	$(0.10)
Dividends per share	$0.025	$0.025	$0.025	$0.025

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2009 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment and those criteria, management believes that OEH’s internal control over financial reporting was effective as of December 31, 2009.

Deloitte LLP, OEH’s independent registered public accounting firm, issued the report below on the effectiveness of OEH’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in Item 15 as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted the non-controlling interest guidance from Accounting Standards Codification 810, “Consolidations” (formerly SFAS 160, “Non-Controlling Interests in Consolidated Financial Statements — an amendment of ARB 51”). The Company has retrospectively adjusted all periods presented in the consolidated financial statements for the effect of this change.

/s/ Deloitte LLP

London, England
February 26, 2010

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B.            Other Information

None.

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance

Directors

The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director
John D. Campbell, 67	Senior Counsel (retired) of Appleby (attorneys)	1994
Mitchell C. Hochberg, 57	Managing Principal of Madden Capital LLC (real estate investment, development and advisory firm)	2009
James B. Hurlock, 76	Non-executive Chairman of the Board of the Company, and Partner (retired) of White & Case (attorneys)	2000
Prudence M. Leith, 70	Freelance food consultant, television presenter, and novelist	2006
J. Robert Lovejoy, 65	Senior Advisor, General Counsel and Chief Compliance Officer of Coatue Management LLC (financial asset management firm)	2000
Georg R. Rafael, 72	Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 76	Retired Chairman of the Board of the Company	1994
Paul M. White, 45	President and Chief Executive Officer of the Company	2008

The principal occupation of each director during at least the last five years is that shown in the table supplemented by the following information.

Mr. Campbell was a member of the law firm Appleby until March 1999 and retired as Senior Counsel in July 2003.  Mr. Campbell is the non-executive Chairman of the Board of The Bank of Bermuda Ltd., a subsidiary of HSBC Holdings plc, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business.  Mr. Campbell was also a non-executive director of Sea Containers Ltd. (“SCL”), formerly a leasing and transport company listed on the New York Stock Exchange and subsequently subject to Chapter 11 reorganization proceedings in the United States in 2006 to 2009 and subject to liquidation proceedings in Bermuda since January 2010 when Mr. Campbell stepped down as a director.

Mr. Hochberg has been the Managing Principal of Madden Capital since March 2007.  He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007.  Mr. Hochberg founded, and for 20 years to December 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States.  He is a lawyer and a certified public accountant.

Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000.  He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.  Mr. Hurlock was appointed non-executive Chairman of the Board in June 2007.

Ms. Leith was the founder, owner and Managing Director of Leith’s Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  Part of her current consulting activities is with Compass Group PLC, a large food service business with operations principally in the United Kingdom, Continental Europe and North America.  Ms. Leith has served in the past as a non-executive director on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC, Nations Healthcare Ltd. and Omega International Group PLC.

Mr. Lovejoy in December 2009 joined Coatue Management, a long/short equity manager of about $2.5 billion of institutional assets.  During the three prior years, he was Managing Director of Groton Partners LLC, a private merchant banking firm.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director of Lazard

Freres & Co. LLC, an investment banking firm, and a General Partner of Lazard’s predecessor partnership for over 15 years.  Mr. Lovejoy is also a non-executive director of One Liberty Properties Inc., a commercial and industrial real estate investment trust listed on the New York Stock Exchange.

Mr. Rafael was until early 2002 the Vice Chairman of the Executive Committee of Mandarin Oriental Hotels, having sold Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael established in 1986, to Mandarin in 2000.  Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a hotel group Mr. Rafael helped start in 1972.

Mr. Sherwood founded the hotel business of a predecessor of the Company (an affiliate of SCL) in 1976 when it purchased its first hotel, the Hotel Cipriani in Venice, Italy.  He retired from his executive duties with the Company in December 2006 (having ceased to be a co-principal executive officer in October 2006) and stepped down as Chairman of the Board in June 2007.  He resigned as a director and non-executive Chairman of SCL in March 2006 having founded its predecessor company in 1965.  He also served as President of SCL during that time until January 2006.  As noted above regarding Mr. Campbell, SCL has been in reorganization and liquidation proceedings since 2006.

Mr. White was appointed President and Chief Executive Officer of the Company in August 2007, having served as Vice President—Finance and Chief Financial Officer from September 2005.  Previously, he was Vice President—Hotels, Africa, Australia and South America of the Company from 1999 to 2005, and was Director of Hotel Operations for the same geographical region in 1998 and 1999.  He joined the Company’s predecessor, Orient-Express Hotels Inc., in 1991 from Forte Hotels, initially as Financial Controller.  Having qualified as an accountant, he is currently a member of the Chartered Institute of Management Accountants, and was the Company’s acting chief financial and accounting officer until March 2008 when Martin O’Grady assumed those duties for the Company.

Executive Officers

The executive officers of the Company are as follows:

Name, Age	Position

Paul M. White, 45	President and Chief Executive Officer since August 2007

Name, Age	Position

Martin O’Grady, 46	Vice President–Finance and Chief Financial Officer since March 2008
Filip J.M. Boyen, 51	Vice President since September 2007 and Chief Operating Officer since September 2009
Roger V. Collins, 63	Vice President–Design and Technical Services since 2001
Phillip A. Gesue, 40	Vice President–Real Estate since September 2009
Edwin S. Hetherington, 60	Vice President, General Counsel and Secretary since December 2006
Pippa Isbell, 56	Vice President–Corporate Communications since September 2007
Maurizio Saccani, 59	Vice President–Italy since September 2007
David C. Williams, 55	Vice President–Sales and Marketing since 2004

The principal occupation of each person during at least the last five years is shown in the table supplemented by the following information.

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

Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance before he joined OEH in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH’s hotel and tourist train operations in Peru.  He was appointed Vice President—Hotels, Africa, Australia and South America of the Company in September 2005, and Vice President—Operations in September 2007.

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

Mr. Gesue joined OEH in February 2009 as Director of Real Estate responsible initially for its Porto Cupecoy project and other real estate activities in the U.S. and Caribbean.  Previously, he was Director of Acquisitions and Development of Time Equities Inc., a U.S. based investor in office, residential, retail and mixed use properties.  In 2000 to 2002, he was President and a partner of Biba Hotels, developer of an award winning boutique hotel in Florida.  Before these positions, he worked in project management of residential condominium and rental developments and in mortgage banking.

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980, and served as the Company’s Secretary starting in 1994.  Until the end of 2006, he was also Vice President, General Counsel and Secretary of SCL.  As noted above under “Directors” regarding Mr. Campbell, SCL has been in reorganization and liquidation proceedings since 2006.

Ms. Isbell joined the Company in 1998 after selling the public relations consultancy she founded in 1987.  Her work in the hospitality industry had included representation of Intercontinental Hotels, Forte, Hilton International, Jarvis Hotels, and Millennium and Copthorne.  From 2000 to September 2007, she served as Vice President—Public Relations of the Company.

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

Nicholas R. Varian resigned as a Vice President and Chief Development Officer of the Company in December 2009.

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the New York Stock Exchange (“NYSE”).  These include a set of Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Business Conduct for Directors, Officers and Employees.  The board of directors has also adopted a Code of Business Practices for the Company’s Principal Executive, Financial and Accounting Officers, which is filed as an exhibit to this report.  These documents are published on the Company’s website (www.orient-express.com).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company’s corporate governance measures, however, do not differ in any significant way from those requirements.

The present members of the Company’s Audit Committee are Messrs. Campbell, Hurlock and Lovejoy.  The board has designated Mr. Lovejoy, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee and the Nominating and Governance Committee are Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  See Item 13—Certain Relationships and Related Transactions and Director Independence below.  In addition, the board has designated Messrs. Hurlock, Lovejoy and Rafael as a committee to consider strategic overtures to the Company.

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

The following table shows the salary and bonus of Mr. White paid in cash during 2009, and of all executive officers as a group for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

Paul M. White	President, Chief Executive Officer and Director	$484,100
All executive officers as a group (nine persons)		$2,941,900

This table and the other data about executive officers of the Company in this Item 11 excludes Nicholas R. Varian who resigned as an executive officer in December 2009.

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

Retirement Plans

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

In May 2006, the subsidiary froze its U.K. defined benefit pension plan, thus stopping future benefit accrual, so that the benefit payable to participants at their normal retirement date will be calculated using pensionable service and final pensionable salary at that date.  From May 2006 and for later years, the OEH subsidiary established a defined contribution retirement plan for British employees, including U.K.-based officers, under which the subsidiary contributes to individual accounts established by employees.  The subsidiary currently contributes for the executive officer participants in the new plan at the rate of up to ten percent of annual salary.

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $266,000 in the aggregate at December 31, 2009, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of participating executive officers a total of $167,000 during 2009.  See Note 11 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) retirement plan that permits employees to contribute amounts out of their compensation into individual tax-deferred accounts.  The maximum contribution an employee could make was $16,500 in 2009.  Three executive officers of the Company based in the U.S. participated in this plan in 2009, and OEH paid $2,000 into each of their accounts as partial matching payments under the plan in addition to their own contributions.

Option Awards under 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan

Options to purchase class A common shares of the Company at market value at the time of award have been granted to directors, executive officers and selected employees under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan.  These plans are administered by the Compensation Committee of the board of directors.  The options awarded have substantially the same terms and, in general, become exercisable three years after the date of grant and expire ten years from date of grant.  In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2009, options to purchase an aggregate of 700,400 class A shares were granted under the 2009 plan to executive officers of the Company at prices ranging from $8.38 to $8.91 per share, including options on 170,400 shares to Mr. White.  During 2009, no options were granted to the seven non-executive directors of the Company and no options were exercised by directors or officers.  At December 31, 2009, options under the three plans to purchase an aggregate of 1,206,050 class A shares (of which 200,850 were exercisable by June 30, 2010) were held by directors and executive officers at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2010 and 2019.  See Note 15 to the Financial Statements.

Following approval of the 2009 plan by shareholders at the June 5, 2009 annual general meeting of the Company, no further grants of stock options may be made under the 2000 and 2004 plans.

Share Awards under 2007 Performance Share Plan and 2009 Share Award and Incentive Plan

Like the 2009 Share Award and Incentive Plan, the Company’s 2007 Performance Share Plan is administered by the Compensation Committee of the board of directors.  Directors, executive officers and selected employees may be awarded an amount of class A common shares of the Company to be issued currently or on a deferred basis after the expiration of a vesting period.  The Compensation Committee may condition the vesting of deferred shares on achievement, in whole or in part, of specified performance criteria in the individual award such as earnings targets, total shareholder return goals or other criteria.  Shares may also be issued under the awards before the vesting period has expired if a change in control of the Company occurs or certain other early vesting events occur.

During 2009, awards were made under the 2007 and 2009 plans with performance criteria based on total shareholder return and earnings before tax on up to 52,637 class A shares to Mr. White and up to 135,309 shares to the other executive officers, and additional awards were made without performance criteria on 89,335 class A shares to the seven non-executive directors of the Company and one officer.  All of these awards will vest in 2012.  Also during 2009, awards were made under the 2007 plan without performance criteria vesting in 2010 on 29,984 class A shares to Mr. White, 20,259 shares to Mr. Hurlock and 33,078 shares to five other officers.  All of these shares vested and were issued in February 2010.  At December 31, 2009, a total of up to 344,489 awards of class A shares of the Company had been granted to directors and executive officers under the 2007 and 2009 plans vesting in 2010 to 2012, including the shares vested and issued in February 2010.  See Note 15 to the Financial Statements.

Early in 2010, awards of deferred shares without performance criteria were made under the 2009 plan to executive officers on a total of 88,338 class A shares vesting in 2011, including 19,216 shares to Mr. White, and on 20,000 class A shares vesting in August 2010 to each of Mr. White and one other officer.

As noted above with respect to the 2000 and 2004 Stock Option Plans, following shareholder approval of the 2009 plan, no further share awards may be made under the 2007 plan.

Non-Executive Director Fees

In 2009, each of Ms. Leith and Messrs. Campbell, Hochberg, Lovejoy, Rafael and Sherwood received a board of directors retainer fee at the annual rate of $32,500, and a fee of $2,750 for each meeting of the board or a committee thereof which he or she attended.  Mr. Hochberg’s annual retainer fee was prorated for the period he served on the board following his initial election as a director in June 2009.  Messrs. Campbell and Lovejoy as members of the Audit Committee were paid a retainer fee of $5,000 per year, and Ms. Leith and Messrs. Campbell, Lovejoy and Rafael as members of the Compensation Committee and Nominating and Governance Committee were paid a retainer fee of $2,500 per year for service on each of those two Committees.  Mr. Lovejoy was also paid an additional retainer fee of $20,000 per year as chairman of the Audit and Compensation Committees.  As Chairman of the Board, chairman of the Nominating and Governance Committee and a member of the Audit Committee, Mr. Hurlock was paid an all-inclusive amount of $375,000 in lieu of annual retainer or per meeting attendance fees.

Aggregate cash retainer, attendance and other director fees to Ms. Leith and Messrs. Campbell, Hochberg, Hurlock, Lovejoy, Rafael and Sherwood described above amounted to $953,200 in 2009.

In addition, as noted above, these seven non-executive directors participate in the Company’s 2000 and 2004 Stock Option Plans, 2007 Performance Share Plan and 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2009 of deferred shares without performance criteria under the 2007 and 2009 plans on a total of 74,335 class A shares to the seven directors, vesting in 2012, and under the 2007 plan on 20,259 class A shares to Mr. Hurlock which vested and were issued to him in February 2010.

In March 2007, the Company and Mr. Sherwood entered into an agreement regarding his retirement from executive duties with OEH in December 2006, and his continuing thereafter as a non-executive director of the Company including Chairman of the Board until June 2007.  The agreement requires the Company to provide office accommodation and secretarial services to Mr. Sherwood, and private medical cover for him and his wife under OEH’s employee health insurance.  The agreement also requires the Company to reimburse Mr. Sherwood up to £50,000 per year ($78,500 in 2009) for his personal business expenses while he remains a non-executive director during the three-year period ending June 2010.

In September 2007, the Company and Mr. Sherwood entered into another agreement under which he provided consultancy services to OEH for property acquisitions and guest relations under the supervision of the Company’s President and Chief Executive Officer, and was compensated for those services at the rate of £100,000 per year plus reimbursement of his reasonable business expenses incurred in providing the services.  This agreement was terminated in June 2008.

See Item 13—Certain Relationships and Related Transactions and Director Independence regarding other agreements between OEH and Mr. Sherwood and a previous business relationship between OEH and Mr. Hochberg’s firm.

Mr. Hurlock and his family may stay at OEH’s properties without charge, except for third-party provided services used during his visits.  The other non-executive directors and their families are entitled to 75% discounts off the usual room rates and food and beverage prices for their personal visits at OEH’s properties.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s board of directors is composed of five non-executive directors, namely Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company’s board of directors or its Compensation Committee.

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

Voting and dispositive power with respect to the class B shares owned by Holdings is exercised by its board of directors, who are Ms. Leith, Mr. Campbell and two other persons who are not directors or officers of the Company.  Each of these persons may be deemed to share beneficial ownership of the class B shares owned by Holdings for which he or she serves as a director, as well as the class A shares into which those class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		16.6%	100.0%

Cohen & Steers Inc. et al. (2) 280 Park Avenue, 10th Floor New York, New York 10017	7,318,915	(6)	8.1%	—

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (3) Mandlik House, Mandlik Road Mumbai 400 001, India	7,130,764	(6)	7.9%	—

T. Rowe Price Associates Inc. (4) 100 E. Pratt Street Baltimore, Maryland 21202	7,090,200	(6)	7.8%	—

D.E. Shaw Valence Portfolios LLC, D.E. Shaw Oculus Portfolios LLC and CR Intrinsic Investments LLC et al. (5)	6,053,678	(6)	6.7%	—

(1)                                  The percentage of class A shares shown is based on 90,796,005 class A shares outstanding on February 19, 2010, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)                                  The information with respect to Cohen & Steers Inc. (“Cohen & Steers”) relates only to class A shares and is derived form the joint Schedule 13G report as of February 12, 2010 and filed with the SEC on that date.  The report states that (a) Cohen & Steers is a holding company owning Cohen & Steers Capital Management Inc. (“C&S Capital”), a registered investment adviser, (b) Cohen & Steers and C&S Capital own Cohen & Steers Europe S.A., a registered investment adviser, (c) Cohen & Steers has sole voting power with respect to 5,545,146 class A shares and sole dispositive power with respect to 7,318,915 class A shares, (d) C&S Capital has sole voting power with respect to 5,471,487 class A shares and sole dispositive power with respect to 7,162,703 class A shares and (e) C&S Europe has sole voting power with respect to 73,659 class A shares and sole dispositive power with respect to 156,212 class A shares.

(3)                              The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”) and its subsidiary Samsara Properties Ltd. relates only to class A shares and is derived from their joint Schedule 13D report as amended as of May 1, 2009 and filed with the SEC on that date.  The report states that these companies have shared voting and dispositive power with respect to 7,130,764 class A shares.

(4)                                  The information with respect to T. Rowe Price Associates Inc. (“T. Rowe Price”) relates only to class A shares and is derived from its Schedule 13G report amended as of February 12, 2010 and filed with the SEC on that date.  The report states that (a) T. Rowe Price is a registered investment adviser and (b) it has sole voting power with respect to 1,897,500 class A shares and sole dispositive power with respect to 7,090,200 class A shares.

(5)                              As a result of an agreement dated June 2, 2008 among D.E. Shaw Valence Portfolios LLC (“Valence”), D.E. Shaw Oculus Portfolios LLC (“Oculus”) and CR Intrinsic Investments LLC (“CR Intrinsic”), the D.E. Shaw entities and the CR Intrinsic entities described in the following two paragraphs of this note (5) may be deemed to constitute a “group” within the meaning of Rule 13d-5(b) under the 1934 Act, and this group may be deemed to own beneficially an aggregate of 6,053,678 class A shares.  All of the parties to that agreement and their affiliates expressly disclaimed beneficial ownership of securities held by any other party, other than to the extent of such party’s pecuniary interest therein or the various accounts under such party’s management and control.

The information with respect to Valence and Oculus relates only to class A shares and is derived from the joint Schedule 13D report as amended as of January 20, 2010 and filed with the SEC on January 21, 2010 by Valence, Oculus, D.E. Shaw & Co. LLC (“DESCO LLC”), D.E. Shaw & Co. LP (“DESCO LP”) and David E. Shaw.  The report states that (a) Mr. Shaw is President and sole shareholder of D.E. Shaw & Co. Inc. which is the general partner of DESCO LP which in turn is the managing member and investment adviser of Valence and the investment adviser of Oculus and D.E. Shaw Synoptic Portfolios 2 LLC (“Synoptic”), (b) Mr. Shaw is President and sole shareholder of D.E. Shaw & Co. II Inc. which is the managing member of DESCO LLC which in turn is the managing member of Oculus and Synoptic, (c) DESCO LP and Mr. Shaw have shared voting and dispositive power with respect to 3,218,678 class A shares, (d) Valence has shared voting and dispositive power with respect to 2,273,300 class A shares, (e) Oculus has shared voting and dispositive power with respect to 945,344 class A shares, (f) DESCO LLC has shared voting and dispositive power with respect to 945,378 class A shares which are comprised of the Oculus shares and 34 class A shares beneficially owned by Synoptic and (g) the address of Valence, Oculus and the other D.E. Shaw entities is 120 West 45th Street, Tower 45, 39th Floor, New York, New York 10036.

The information with respect to CR Intrinsic relates only to class A shares and is derived from the joint Schedule 13D report as amended as of January 20, 2010 and filed with the SEC on that date by CR Intrinsic, CR Intrinsic Investors LLC (“CR Intrinsic Investors”) and Steven A. Cohen.  The report states that (a) Mr. Cohen controls CR Intrinsic Investors, (b) CR Intrinsic Investors has an investment management agreement with CR Intrinsic and holds all investment and voting power with respect to securities held by CR Intrinsic, (c) CR Intrinsic, CR Intrinsic Investors and Mr. Cohen have shared voting and dispositive power with respect to 2,835,000 class A shares and (d) the address of CR Intrinsic and the other CR Intrinsic entities is 72 Cummings Point Road, Stamford, Connecticut 06902.

(6)                                  Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of class A common shares of the Company by each current director and executive officer of the Company and by all directors and executive officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Campbell who shares voting and dispositive power with respect to his shares, Mr. Lovejoy who shares voting and dispositive power with respect to 4,200 shares, and Mr. Sherwood who shares voting and dispositive power with respect to 10,300 shares.  Each individual’s holding is less than 1% of the class A shares outstanding.  The group total includes 200,850 class A shares covered by stock options becoming exercisable before June 30, 2010 held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans which, together with the other shares beneficially owned by directors and executive officers, represents 1.0% of class A shares outstanding.

As noted above, certain of the directors of the Company may be deemed to share beneficial ownership of the class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Filip J.M. Boyen	37,193
John D. Campbell	11,000
Roger V. Collins	5,074
Phillip A. Gesue	—
Edwin S. Hetherington	11,000
Mitchell C. Hochberg	—
James B. Hurlock	20,259
Pippa Isbell	5,747
Prudence M. Leith	4,250
J. Robert Lovejoy	12,200
Martin O’Grady	5,997
Georg R. Rafael	12,500
Maurizio Saccani	—
James B. Sherwood	545,295
Paul M. White	52,084
David C. Williams	10,867
All directors and executive officers as a group (16 persons) including 200,850 exercisable stock option shares	934,316

The foregoing table does not include options to purchase an aggregate of 1,005,200 class A shares becoming exercisable after June 30, 2010 held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred share covering an aggregate of up to 463,841 class A shares vesting after June 30, 2010 held by directors and executive officers under the Company’s 2007 Performance Share Plan and 2009 Share Award and Incentive Plan.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	66.5%
Cohen & Steers et al.	7,318,915	—	2.7%
Indian Hotels et al.	7,130,764	—	2.6%
T. Rowe Price	7,090,200	—	2.6%
Valence, Oculus, CR Intrinsic et al.	6,053,678	—	2.2%
All directors and executive officers as a group (16 persons) including 200,850 exercisable stock option shares	934,316	18,044,478	66.8%

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

Holdings and the Company’s directors and executive officers hold in total approximately 17% in number of the outstanding class A and class B shares having approximately 67% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company’s shareholders.  Other shareholders, accordingly, hold approximately 83% in number of the outstanding common shares having about 33% of combined voting power in the Company.

Under Bermuda law, the class B shares owned by Holdings (representing approximately 67% of the combined voting power) are outstanding and may be voted by that subsidiary.  The investment by Holdings in class B shares and the manner in which Holdings votes those shares are determined by the board of directors of Holdings (two of whom are also directors of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary.  Holdings, therefore, has the ability to elect at least a majority of the members of the board of directors of the Company and to control the outcome of most matters submitted to a vote of the Company’s shareholders.

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company’s board of directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company’s board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects.  See Note 14(c) to the Financial Statements.  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company’s board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 13.               Certain Relationships and Related Transactions and Director Independence

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

Mr. Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have an agreement entered into in 1982 under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment.  In 2009, the hotel paid Mr. Sherwood $98,100 for the use of his apartment.  Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and beverages free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment.  To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

Mr. Sherwood owns Capannelle S.r.l., a wine estate in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale.  In 2009, the estate sold $48,800 of products to OEH hotels at prices the same as its public prices.

Capannelle and the Company’s subsidiary that owns the Villa San Michele near Florence, Italy have an agreement dating from 2002 under which Capannelle makes the main house and other parts of the wine estate available to short-stay guests provided by the hotel.  The incremental costs of Capannelle and Villa San Michele in servicing the guests each year are netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount is shared equally between Capannelle and Villa San Michele.  In 2009, Capannelle earned $nil from this arrangement which continues on a year-to-year basis unless terminated by either party.

In April 2009, the Company and Mr. Sherwood entered into an agreement limiting his acts and communications on behalf of the Company involving third parties outside of the Company, without the prior written authorization of the board of directors or the President and Chief Executive Officer.  Mr. Sherwood agreed that if he consciously fails to abide by the limitations, he may be removed as a director by the board for cause in accordance with the Company’s bye-laws.

Mr. Hochberg, who was first elected a director at the Company’s annual general meeting on June 5, 2009, is the Managing Principal of Madden Capital LLC, a real estate investment, development and advisory firm.  A subsidiary of the Company engaged Madden to provide consulting services on its New York hotel project, and paid Madden total fees of $1,145,000 covering the period June 2007 through June 2009, at which time the engagement terminated.

See also “Non-Executive Director Fees” in Item 11—Executive Compensation regarding other agreements between OEH and Mr. Sherwood, and Note 20 to the Financial Statements (Item 8 above) regarding other related party transactions.

Director Independence

The eight members of the board of directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from OEH’s management, the board has reviewed the materiality of any relationship that each of the eight directors of the Company has with OEH either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation and including the transactions described under “Related Party Transactions” above.  The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any other managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company’s Audit Committee, the SEC’s independence rules.  Based on this review, the Board has determined that Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors.  The Company’s Corporate Governance Guidelines are filed as a exhibit to this report and are available at OEH’s website www.orient-express.com.

ITEM 14.               Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, OEH’s independent registered public accounting firm, for audit and permitted non-audit services in 2009 and 2008:

	2009	2008

Audit fees	$2,014,000	$2,551,000
Audit-related fees	434,000	374,000
Tax fees	654,000	495,000
All other fees	—	—
Total	$3,102,000	$3,420,000

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were no other services provided in 2009 and 2008.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2009 and 2008, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules

Page Number

1. Financial Statements

Reports of independent registered public accounting firm	96
Consolidated financial statements - years ended December 31, 2009, 2008 and 2007:
Balance sheets (December 31, 2009 and 2008)	98
Statements of operations	99
Statements of cash flows	100
Statements of total equity	102
Notes to financial statements	103

2. Financial Statement Schedule

Schedule II - Valuation and qualifying accounts (years ended December 31, 2009, 2008 and 2007)	192

3. Exhibits. The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period

Year ended December 31, 2009:
Allowance for doubtful accounts	$679,000	$225,000	$(2,000	)(2)	$(449,000	)(1)	$453,000
Valuation allowance on deferred tax assets	$3,371,000	$3,135,000	—		—		$6,506,000

Year ended December 31, 2008:
Allowance for doubtful accounts	$822,000	$175,000	$(51,000	)(2)	$(267,000	)(1)	$679,000
Valuation allowance on deferred tax assets	$4,378,000	—	—		$(1,007,000	)(3)	$3,371,000

Year ended December 31, 2007:
Allowance for doubtful accounts	$662,000	$258,000	$30,000	(2)	$(128,000	)(1)	$822,000
Valuation allowance on deferred tax assets	$4,293,000	$85,000	—		—		$4,378,000

(1)                                  Bad debts written off, net of recoveries.

(2)                                  Foreign currency translation adjustments.

(3)                                  Release of valuation allowance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 26, 2010

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Paul M. White
Paul M. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 26, 2010

Name	Title

/s/ John D. Campbell	Director
John D. Campbell

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ James B. Hurlock	Chairman and Director
James B. Hurlock

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Director
J. Robert Lovejoy

/s/ Georg R. Rafael	Director
Georg R. Rafael

/s/ James B. Sherwood	Director
James B. Sherwood

/s/ Paul M. White	President, Chief Executive
Paul M. White	Officer and Director

/s/ Martin O’Grady	Vice President—Finance and
Martin O’Grady	Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1- 16017)	Memorandum of Association and Certificate of Incorporation of Orient- Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1- 16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1- 16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee
4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

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

Exhibit No.	Incorporated by Reference to	Description

10.1	Exhibit 10.1 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan
10.2	Exhibit 10.2 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan
10.4		Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan
10.5	Exhibit 10.1 to June 8, 2009 Form 8-K Current Report (File No. 1- 16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient- Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment
10.9	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
10.10	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File No. 1- 16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White

Exhibit No.	Incorporated by Reference to	Description

10.11	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Filip Boyen, Roger Collins, Pippa Isbell and Martin O’Grady (dated November 15, 2007 for Mr. O’Grady)
10.12	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Edwin Hetherington, David Williams and Phillip A. Gesue (dated February 9, 2009 for Mr. Gesue)
11		Statement of computation of per share earnings
12		Statement of computation of ratios
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient- Express Hotels Ltd.
23

Consent of Deloitte LLP relating to Form S-3 Registration Statements No. 333-155364 and No. 333- 158308 and Form S-8 Registration Statements No. 333-58298, No. 333- 129152, No. 333-147448 and No. 333-161459

31		Rule 13a-14(a)/15d-14(a) Certification
32		Section 1350 Certification
99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient- Express Hotels Ltd.