Form 10-Q
period 2010-03-31
ORIENT EXPRESS HOTELS LTD
filed 2010-05-07
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of May 3, 2010, 90,797,225 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Cash and cash equivalents	$150,600	$72,151
Restricted cash	17,896	19,894
Accounts receivable, net of allowances of $475 and $453	60,995	59,905
Due from related parties	17,885	19,385
Prepaid expenses and other	27,285	22,331
Inventories	43,171	44,191
Assets of discontinued operations held for sale	17,265	41,770
Real estate assets	126,012	120,288
Total current assets	461,109	399,915

Property, plant and equipment, net of accumulated depreciation of $260,068 and $255,218	1,480,864	1,403,773
Investments	56,332	58,432
Goodwill	184,013	149,180
Other intangible assets	21,065	20,982
Other assets	37,945	40,408
	$2,241,328	$2,072,690

Liabilities and Equity
Working capital facilities	$11,744	$6,666
Accounts payable	21,231	23,575
Accrued liabilities	78,247	74,569
Deferred revenue	77,783	68,784
Due to related parties	482	—
Liabilities of discontinued operations held for sale	3,586	11,847
Current portion of long-term debt and obligations under capital leases	173,060	173,223
Current portion of long-term debt of consolidated variable interest entities	67,175	165
Total current liabilities	433,308	358,829

Long-term debt and obligations under capital leases	602,074	559,042
Long-term debt of consolidated variable interest entities	12,254	79,304
Liability for pension benefit	6,989	7,402
Other liabilities	32,451	19,742
Deferred income taxes	162,458	160,742
Liability for uncertain tax positions	7,509	7,151
	1,257,043	1,192,212
Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued - 90,797,225 (2009-76,843,053)	907	769
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2009-18,044,478)	181	181
Additional paid-in capital	847,173	714,980
Retained earnings	189,766	202,774
Accumulated other comprehensive income	(55,505)	(39,814)
Less: reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)
Total shareholders’ equity	982,341	878,709
Non-controlling interests	1,944	1,769
Total equity	984,285	880,478
	$2,241,328	$2,072,690

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2010	2009
	(Dollars in thousands, except per share amounts)

Revenue	$92,533	$79,511

Expenses:
Depreciation and amortization	11,317	9,123
Operating	49,106	38,215
Selling, general and administrative	44,157	34,813
Impairment of goodwill and other intangible assets	—	6,500
Total expenses	104,580	88,651

Losses from operations	(12,047)	(9,140)

Interest expense, net	(6,757)	(9,159)
Foreign currency, net	3,822	(3,826)
Net finance costs	(2,935)	(12,985)

Losses before income taxes and earnings from unconsolidated companies	(14,982)	(22,125)

(Provision for)/benefit from income taxes	(1,144)	9,377

Losses before earnings from unconsolidated companies	(16,126)	(12,748)

(Losses)/earnings from unconsolidated companies, net of tax of $(806) and $432	(2,051)	1,119

Net losses from continuing operations	(18,177)	(11,629)

Earnings/(losses) from discontinued operations, net of tax	5,169	(3,010)

Net losses	$(13,008)	$(14,639)

Basic net losses per share:
Net losses from continuing operations	$(0.21)	$(0.23)
Net earnings/(losses) from discontinued operations	0.06	(0.06)
Net losses	$(0.15)	$(0.29)

Diluted net losses per share:
Net losses from continuing operations	$(0.21)	$(0.23)
Net earnings/(losses) from discontinued operations	0.06	(0.06)
Net losses	$(0.15)	$(0.29)

Dividends per share	$—	$—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2010	2009
	(Dollars in thousands)

Cash flows from operating activities:
Net losses	$(13,008)	$(14,639)
Less: (earnings)/losses from discontinued operations, net of tax	(5,169)	3,010
Net losses from continuing operations	(18,177)	(11,629)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	11,317	9,123
Amortization and write-off of finance costs	890	822
Impairment losses	—	6,500
Undistributed losses/(earnings) of affiliates	2,815	(1,551)
Stock-based compensation	1,487	799
Change in deferred tax	(3,378)	(12,311)
(Gains)/losses from disposals of fixed assets	(592)	161
Unrealized foreign exchange loss	23	4,169
Increase in provision for uncertain tax positions	540	131
Other non-cash items	(131)	839
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(3,992)	(5,021)
Decrease in inventories	2,109	1,099
Increase in real estate assets	(5,724)	(7,663)
Increase in payables, accrued liabilities and deferred revenue	5,143	4,894
Dividends received from unconsolidated companies	—	1,064

Total adjustments	10,507	3,055

Net cash used in operating activities from continuing operations	(7,670)	(8,574)
Net cash used in operating activities from discontinued operations	(5,261)	(2,119)

Net cash used in operating activities	(12,931)	(10,693)

Cash flows from investing activities:
Capital expenditures	(11,847)	(21,774)
Acquisitions and investments, net of cash acquired	(46,285)	(28)
Decrease/(increase) in restricted cash	1,998	(39)
Proceeds from sale of subsidiaries and fixed assets	18,022	—

Net cash used in investing activities from continuing operations	(38,112)	(21,841)
Net cash used in investing activities from discontinued operations	—	(275)

Net cash used in investing activities	(38,112)	(22,116)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Three months ended March 31,	2010	2009
	(Dollars in thousands)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	2,877	16,550
Issuance of common shares (net of issuance costs of $7,032)	130,968	—
Stock options exercised	—	35
Issuance of long-term debt	9,586	—
Principal payments under long-term debt	(7,756)	(7,360)

Net cash provided by financing activities from continuing operations	135,675	9,225
Net cash used in financing activities from discontinued operations	(6,757)	—

Net cash provided by financing activities	128,918	9,225

Effect of exchange rate changes on cash and cash equivalents	50	(673)

Net increase/(decrease) in cash and cash equivalents	77,925	(24,257)

Cash and cash equivalents at beginning of period (includes $818 (2010), $1,676 (2009) of discontinued operations cash)	72,969	65,884

Cash and cash equivalents at end of period (includes $294 (2010), $1,340 (2009) of discontinued operations cash)	$150,894	$41,627

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)	Non- controlling Interests

Balance, January 1, 2009	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)		$1,571
Stock-based compensation	—	—	—	799	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(14,639)	—	—	$(14,639)	151
Other comprehensive loss	—	—	—	—	—	(23,400)	—	(23,400)	2
								$(38,039)
Balance, March 31, 2009	$—	$510	$181	$571,526	$256,932	$(83,610)	$(181)		$1,724

Balance, January 1, 2010	$—	$769	$181	$714,980	$202,774	$(39,814)	$(181)		$1,769
Issuance of class A common shares in public offering, net of issuance costs	—	138	—	130,830	—	—	—		—
Stock-based compensation	—	—	—	1,363	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(13,008)	—	—	$(13,008)	169
Other comprehensive loss	—	—	—	—	—	(15,691)	—	(15,691)	6
								$(28,699)
Balance, March 31, 2010	$—	$907	$181	$847,173	$189,766	$(55,505)	$(181)		$1,944

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.                                      Basis of financial statement presentation

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

“FASB” means Financial Accounting Standards Board, and “ASC” means the Accounting Standards Codification of the FASB.

(a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements.  Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  See Note 1 to the consolidated financial statements in the 2009 Form 10-K for additional information regarding significant accounting policies.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except for the changes made to ASC-codified items as described below.

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after

December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The Company adopted the provisions of this guidance during the quarter ended March 31, 2010. There was no impact on the Company’s consolidated results of operations and financial position, other than the modification of certain disclosures related to the Company’s involvement in variable interest entities.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, modifying the derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities. The Company adopted the provisions of the amendment during the quarter ended March 31, 2010 and there was no impact on the Company’s consolidated results of operations and financial position.

In addition, OEH is considering the guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on OEH’s financial statements.

(b) Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows (in thousands):

Three months ended March 31,	2010	2009

Basic	87,826	50,960
Effect of dilution	—	—
Diluted	87,826	50,960

For the three months ended March 31, 2010 and 2009, all stock options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH made a net loss in both periods and the effect of their inclusion would be anti-dilative.

The average number of stock options and share-based awards excluded was as follows:

Three months ended March 31,	2010	2009

Stock options	1,763,774	995,950
Share-based awards	569,951	500,000
	2,333,725	1,495,950

The number of stock options and share-based awards at March 31, 2010 were 2,315,174 (December 31, 2009 - 2,350,422).

2.                                      Discontinued operations

(a)                                  Lilianfels Blue Mountains

On January 29, 2010, OEH completed the sale of the property and operations of Lilianfels Blue Mountains in Katoomba, Australia for a cash consideration of $18,667,000. The hotel was a part of OEH’s hotels and restaurant segment. The disposal resulted in a gain of $6,676,000 which is reported within profits from discontinued operations.

The following is a summary of the net assets sold and gain on sale (dollars in thousands):

January 29, 2010

Property, plant and equipment, net	$18,582
Net working capital surplus	66
Other assets	158
Deferred taxation	(730)
Net assets	18,076
Reversal of foreign currency translation gain	(6,730)
11,346
Consideration:
Cash	18,667
Less: costs to sell	(645)
18,022

Gain on sale	$6,676

Results of discontinued operations of Lilianfels Blue Mountains were as follows (dollars in thousands):

Three months ended March 31,	2010	2009

Revenue	$840	$1,771
Loss before tax and gain on sale	$(83)	$(657)
Gain on sale	6,676	—
Income before tax	6,593	(657)
Tax	—	—
Net gain/(loss) from discontinued operations	$6,593	$(657)

(b)                               Assets held for sale: Bora Bora Lagoon Resort and La Cabana

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort. The property sustained damage as a result of a cyclone in the first three months of 2010 and is currently closed.  The property is being actively marketed, but disposal is partly dependent on the resolution of insurance claims made by OEH and any refurbishments to the property that may be required.  OEH expects the investment to be disposed of within a year.

In December 2009, OEH signed an agreement to sell La Cabana restaurant in Buenos Aires for $2,700,000, with completion scheduled to take place by March 31, 2010.  Subsequently, and after receiving a 10% non-refundable deposit, the agreement was renegotiated to allow the purchaser more time to complete the transaction.  Completion is now anticipated to occur no later than September 2010, with amounts outstanding beyond March 31, 2010 bearing interest until the final payment is made.

Bora Bora Lagoon Resort and La Cabana have been classified as held for sale and their results have been presented as discontinued operations for all the periods presented.

Summarized operating results of the hotel and restaurant held for sale are as follows (dollars in thousands):

Three months ended March 31,	2010	2009

Revenue	$169	$2,853
Loss before tax and impairment	$(1,424)	$(1,407)
Impairment loss	—	(548)
Loss before tax	(1,424)	(1,955)
Tax	—	—
Loss from discontinued operations	$(1,424)	$(1,955)

Assets and liabilities of the hotel and restaurant that have been classified as held for sale consisted of the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Current assets	$3,725	$5,701
Other assets	9	118
Property, plant and equipment, net of depreciation	13,531	35,951
Total assets held for sale	$17,265	$41,770
Liabilities held for sale	$(3,586)	$(11,847)

Prior year comparatives include balances of Lilianfels Blue Mountains which was sold in January 2010 as follows: $1,293,000 of current assets, $109,000 of other assets, $28,725,000 of fixed assets and $9,999,000 of liabilities.

3.                                      Variable interest entities

In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a VIE. OEH’s analysis includes both quantitative and qualitative considerations. OEH based its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements. OEH also uses its qualitative analysis to determine if OEH is the primary beneficiary of the VIE.

Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that effective December 31, 2008, the hotel no longer qualified for certain scope exemptions under ASC 810-10 “Consolidation-Variable Interest Entities” because OEH’s share of loans provided to the hotel had increased and OEH provides a majority of subordinated financial support.  OEH further concluded that OEH is the primary beneficiary of this VIE as defined in ASC 810-10 because OEH is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the VIE effective December 31, 2008. The results of the operation of Charleston Place Hotel were included in the consolidated financial statements of OEH from January 1, 2009 and therefore any intercompany transactions were eliminated from that date.

These conclusions have not changed as a result of subsequently issued accounting guidance which includes that an assessment of OEH’s ability to direct the activities that most significantly impact the VIE’s economic performance.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheet as of March 31, 2010 are summarized as follows (dollars in thousands):

March 31, 2010

Current assets	$5,806
Tangible fixed assets	191,715
Other assets	42,051
Total assets	239,572

Current liabilities	(18,265)
Third-party debt, including $67,175 current portion	(79,429)
Deferred income taxes	(64,100)
Total liabilities	(161,794)

Net assets	$77,778

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet. This third-party debt was reclassified on the balance sheet at December 31, 2009 due to the adoption of new disclosure requirements on variable interest entities.

4.                                      Acquisitions

On January 22, 2010, OEH acquired 100% of the share capital of two hotels in Taormina, Sicily (Italy) — the Grand Hotel Timeo and the Villa Sant’Andrea — at a purchase price of €41,791,000 ($59,045,000) comprised of an agreed consideration of €81,429,000 ($115,048,000) less existing indebtedness assumed and includes an estimated contingent consideration.  OEH purchased the two hotels to enhance both its presence in the Italian hotel market and its portfolio of leading luxury hotels globally.  No intangible assets were identified and all the goodwill arising from the acquisition consists largely of profit growth opportunities these hotels are expected to generate. All of the goodwill was assigned to OEH’s hotels and restaurant segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

OEH performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities as at January 22, 2010, which is complete with the exception of a final review of tax positions and working capital items with the vendor of the properties.  OEH expects to finalize the purchase price allocation no later than the fourth quarter of 2010.  The following table summarizes the consideration paid for the hotels and the preliminary fair values of the assets acquired and liabilities assumed, converted to U.S. dollars at the exchange rate effective at the date of acquisition (dollars in thousands):

Fair value on January 22, 2010
Consideration:

Total agreed consideration	$115,048
Less: Existing debt assumed	(61,654)
Plus: Contingent additional consideration	5,651
Purchase price	$59,045

Assets acquired and liabilities assumed:

Cash and cash equivalents	$45
Property, plant and equipment	101,173
Inventories	215
Prepaid expenses and other	446
Other assets	1,434
Accrued liabilities	(8,648)
Deferred income taxes	(10,541)
Other liabilities	(313)
Long-term debt	(61,654)
Goodwill	36,888
Net assets acquired	$59,045

Acquisition-related costs which are included within selling, general and administrative expenses for the year ended December 31, 2010 were $651,000. The purchase price of €41,791,000 ($59,045,000), net of contingent consideration of €4,000,000 ($5,651,000) described below, was €37,791,000 ($53,394,000) which was funded by cash payments and new indebtedness totalling €32,760,000 ($46,285,000), vendor financing of €5,000,000 ($7,064,000) and cash acquired of €31,000 ($45,000).

The acquisition of the two hotels has been accounted for using the purchase method of accounting for business combinations.  The results of operations of the hotels have been included in the consolidated financial results since the date of acquisition.

OEH has agreed to pay the vendor up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) determined (using an income approach) based on an analysis of the likelihood of the conditions for payment being met.

The pro forma effects of the acquisition of these two hotels on OEH’s consolidated financial statements were not material.

5.             Investments

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Current assets	$51,402	$64,040
Property, plant and equipment, net	337,061	347,198
Other assets	4,813	5,050
Total assets	$393,276	$416,288

Current liabilities	$40,801	$45,581
Long-term debt	166,983	175,487
Other liabilities	65,879	71,271
Total shareholders’ equity	119,613	123,949
Total liabilities and shareholders’ equity	$393,276	$416,288

Three months ended March 31	2010	2009

Revenue	$17,507	$28,450
(Losses)/earnings from operations before net finance costs	$(2,944)	$6,004
Net (losses)/earnings	$(4,182)	$2,811

6.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Land and buildings	$1,336,812	$1,258,443
Machinery and equipment	184,832	185,548
Fixtures, fittings and office equipment	200,594	196,264
River cruiseship and canalboats	18,694	18,736
	1,740,932	1,658,991
Less: accumulated depreciation	(260,068)	(255,218)
	$1,480,864	$1,403,773

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Freehold and leased land and buildings	$15,326	$15,821
Machinery and equipment	2,521	2,640
Fixtures, fittings and office equipment	2,613	2,746
	20,460	21,207
Less: accumulated depreciation	(4,693)	(4,782)
	$15,767	$16,425

For the three months ended March 31, 2010, OEH capitalized interest in the amount of $2,016,000 in property, plant and equipment. For the year ended December 31, 2009, capitalized interest amounted to $5,275,000.

7.             Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2010	$141,226	$7,954	$149,180
Goodwill arising	36,888	—	36,888
Foreign currency translation adjustment	(1,906)	(149)	(2,055)
Balance as at March 31, 2010	$176,208	$7,805	$184,013

The gross goodwill amount at January 1, 2010 was $161,103,000 and the accumulated impairment at that date was $11,923,000. All impairments to that date related to hotel and restaurant operations.

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

The goodwill impairment charge in the three months ended March 31, 2009 was $6,287,000.  This charge arose as a result of OEH finalizing its 2008 impairment analysis during the first quarter of 2009.  In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $6,500,000 in the three months ended March 31, 2009.  There were no triggering events in the first quarter of 2010 that would have required OEH to assess the carrying value of goodwill.

8.	Other intangible assets
(Dollars in thousands)

	Three months ended March 31, 2010
	Favorable lease assets	Internet sites	Tradename	Total
Carrying amount:

Balance as of January 1, 2010	$13,046	$2,417	$7,100	$22,563
Additions	—	101	—	101
Foreign currency translation adjustment	269	(139)	—	130
Balance as at March 31, 2010	$13,315	$2,379	$7,100	$22,794

Accumulated amortization:

Balance as of January 1, 2010	$1,211	$370	$—	$1,581
Charge for the period	86	59	—	145
Foreign currency translation adjustment	26	(23)	—	3
Balance as at March 31, 2010	$1,323	$406	$—	$1,729

Net book value:

As at December 31, 2009	$11,835	$2,047	$7,100	$20,982

As at March 31, 2010	$11,992	$1,973	$7,100	$21,065

Favorable lease intangible assets are amortized over the terms of the leases, which are up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended March 31, 2010 was $145,000 (2009 - $118,000).  Estimated amortization expense for each of the years ended December 31, 2010 to December 31, 2014 is $580,000.

9.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Loans from banks and other parties collateralized by property, plant and equipment payable over periods of 1 to 24 years, with a weighted average interest rate of 3.69% and 3.33%, respectively, primarily based on LIBOR	$763,946	$720,197
Obligations under capital lease	11,188	12,068
	775,134	732,265
Less: current portion	173,060	173,223
	$602,074	$559,042

Of the current portion of long-term debt, $109,191,000    (December 31, 2009 - $114,083,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Many of OEH’s financing arrangements contain covenants that limit the property-owning subsidiary from raising additional debt or incurring liens and that impose financial tests such as an interest coverage ratio and debt service coverage ratio. Some facilities guaranteed by the Company contain financial covenants which are tested on a consolidated basis such as consolidated tangible net worth and consolidated interest coverage ratio. OEH was in full compliance with all major covenants that apply to it at March 31, 2010.

At March 31, 2010, the unconsolidated company owning the Hotel Ritz Madrid, in which OEH has a 50% interest, was out of compliance with a loan to value ratio and debt service coverage ratio in its first mortgage loan facility amounting to $102,300,000, which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel. OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

Also at March 31, 2010, the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance with financial covenants in a loan facility of the joint venture amounting to $27,800,000.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

The following is a summary of the aggregate maturities of long-term debt of the Company and its consolidated subsidiaries, including obligations under capital lease, at March 31, 2010 (dollars in thousands):

Year ending December 31,

2011	$370,165
2012	108,833
2013	78,240
2014	11,346
2015 and thereafter	33,490
$602,074

The debt of Charleston Center LLC, a consolidated VIE, of $79,429,000 (December 31, 2009 - $79,469,000) is non-recourse to OEH.  The separate assets of the hotel are not available to pay the debts of OEH, and the separate liabilities of the hotel do not constitute obligations of OEH.

10.          Other liabilities

Other liabilities are $1,535,000 (December 31, 2009 - $1,520,000) of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,463,000 (December 31, 2009 - $1,607,000) of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotels joint venture operation (see Note 21), $10,724,000 (December 31, 2009 - $3,573,000) in respect of interest rate swaps (see Note 19), $13,090,000 (December 31, 2009 - $12,940,000) of long-term accrued interest at Charleston Place Hotel, $226,000 (December 31, 2009 - $102,000) due in respect of a cash-settled stock appreciation rights plan, and $5,413,000 due in respect of contingent consideration associated with the acquisition of the Grand Hotel Timeo and the Villa Sant’Andrea.

11.          Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is entirely due to variations in the income tax rates imposed by jurisdictions in which OEH conducts business other than Bermuda, and the effect of losses in jurisdictions for which it is expected that OEH will require a valuation allowance at year-end.

OEH recorded a tax provision for the three months ended March 31, 2010 of $1,144,000 compared to a benefit of $9,377,000 for the corresponding period in 2009. OEH’s current tax charge for the three months ended March 31, 2010 was $3,646,000 compared to a charge of $2,828,000 in 2009. The provision for income taxes for the three months ended March 31, 2010 included a deferred tax provision of $2,000,000 in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to $nil provision for valuation allowances in the three months ended March 31, 2009.

OEH’s tax charge for the three months ended March 31, 2010 included a tax charge of $540,000 in respect of the provision for uncertainties, interest and penalties under ASC 740 for uncertain tax positions, of which $291,000 related to potential interest and penalty costs.  OEH’s tax benefit of $9,377,000 for the three months ended March 31, 2009 included a tax charge of $131,000 in respect of the ASC 740 provision, including a charge of $59,000 that related to potential interest and penalty costs.

At March 31, 2010, OEH had recognized a $7,509,000 (December 31, 2009 - $7,151,000) provision in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months the ASC 740 provision will decrease by an amount between $500,000 and $1,000,000 as a result of the resolution of tax positions in some jurisdictions in which OEH operates.

Earnings from unconsolidated companies are reported net of tax in the statements of condensed consolidated operations.  The tax benefit applicable to these unconsolidated companies in the three months ended March 31, 2010 was $806,000, compared to a tax charge of $432,000 in the corresponding period in 2009.

12.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended March 31,	2010	2009

Service cost	$—	$—
Interest cost	270	228
Expected return on plan assets	(200)	(148)
Amortization of net loss	168	142
Net periodic benefit cost	$238	$222

As reported in Note 11 to the financial statements in the Company’s 2009 Form 10-K annual report, OEH expects to contribute $1,755,000 to its defined benefit pension plan in 2010.  As of March 31, 2010, $415,000 of contributions had been made.  OEH anticipates contributing an additional $1,340,000 to fund its defined benefit pension plan in 2010 for a total of $1,755,000.

13.          Supplemental cash flow information

(Dollars in thousands)

Three months ended March 31,	2010	2009

Cash paid for:
Interest	$5,725	$8,422
Income taxes	$3,646	$2,742

In conjunction with acquisitions in the three months ended March 31, 2010 and 2009, liabilities were assumed as follows (dollars in thousands):

Three months ended March 31,	2010	2009

Fair value of assets acquired	$115,048	$—
Purchase price, net of contingent consideration	(53,394)	—
Existing debt assumed	$61,654	$—

The purchase price, net of contingent consideration, of the two hotels in Sicily acquired in the three months ended March 31, 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

Restricted cash

Restricted cash of $17,896,000 at March 31, 2010 (December 31, 2009 - $19,894,000) consisted mainly of the Porto Cupecoy escrow account and cash deposits required under credit support arrangements. Cash received from residential condominium purchases at Porto Cupecoy is held in escrow and released to OEH when a unit is delivered. At March 31, 2010, the Porto Cupecoy escrow account balance amounted to $8,110,000 (December 31, 2009 - $9,397,000). Cash deposits for credit support amounted to $7,511,000 at March 31, 2010 (December 31, 2009 - $3,290,000).  Restricted cash relating to deposits for the purchase of two hotels in Sicily was $nil at March 31, 2010 (December 31, 2009 - $2,869,000).

14.          Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009

Foreign currency translation adjustments	$(32,030)	$(18,118)
Derivative financial instruments	(13,054)	(11,275)
Pension liability, net of tax of $2,072 and $2,072	(10,421)	(10,421)
	$(55,505)	$(39,814)

The components of comprehensive loss are as follows (dollars in thousands):

Three months ended March 31,	2010	2009

Net losses on common shares	$(13,008)	$(14,639)
Foreign currency translation adjustments	(13,912)	(22,743)
Change in fair value of derivatives	(1,779)	(657)
Comprehensive loss	$(28,699)	$(38,039)

15.          Share-based compensation plans

On February 3, 2010, OEH granted under the 2009 Share Award and Incentive Plan stock options on 5,000 class A common shares at an exercise price of $9.93 per share vesting in February 2013.  It also awarded deferred shares covering 91,270 class A common shares vesting in February 2011 and 40,000 class A common shares vesting in August 2010. Both awards of deferred shares had no performance criteria attached. The stock price at the date of the award of deferred shares was $9.93 per share.

The fair value of share-based compensation awards issued in the three months ended March 31, 2010 was $1,331,496 (2009 - $1,594,367).

The weighted-average fair value of the stock options granted under the 2009 plan on the grant date was $4.97 per share.

Estimated fair value of stock options on the grant date using the Black-Scholes option pricing model was based on the following assumptions:

Expected share price volatility	55%
Risk-free interest rate	2.71%
Expected annual dividends per share	$0
Expected life of stock options	5 years

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

The total compensation related to unvested awards outstanding at March 31, 2010, to be recognized over the period April 1, 2010 to March 31, 2013, was $6,600,000.

In addition to the above, on December 3, 2009, OEH awarded 65,415 cash-settled stock appreciation rights (SARs) under its 2007 Stock Appreciation Rights Plan at a price of $8.91 per SAR vesting in December 2012. These December 3, 2009 awards together with previously awarded SARs of 65,415 have been recorded as liabilities with a fair value of $226,000 at March 31, 2010.

16.          Fair values of financial instruments and non-financial assets

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

The carrying amount of cash and cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments.

The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar debt issues or on the current rates offered to OEH for debt of the same remaining maturities.

The estimated fair values of OEH’s financial instruments are as follows (dollars in thousands):

	March 31, 2010
	Carrying amount	Fair value

Cash and cash equivalents	$168,496	$168,496
Working capital facilities	$11,744	$11,744
Long-term debt, including current portion and debt held by a consolidated VIE, but excluding obligations under capital leases	$843,375	$814,179

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

17.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $58,986,000 at March 31, 2010 (December 31, 2009 - $54,627,000), including $42,000,000 (December 31, 2009 - $43,000,000) in respect of the New York Public Library contracts referred to below. Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $7,431,000 at March 31, 2010 (December 31, 2009 - $9,264,000).

OEH has agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further $6,766,000 if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  OEH has provided a $5,413,000 fair value liability for this contingency.

As reported in the Company’s 2009 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH had already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011.  In

February and March 2010, OEH made its required payments under the July 2009 agreements.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library, in which event OEH would write off its investment including its capitalized costs and associated fees.  OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.

18.          Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2009 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants,  (ii) tourist trains and cruises, and (iii) real estate and property development.  Segment performance is evaluated based upon segment net earnings before interest, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income (dollars in thousands):

	Three months ended March 31,	2010	2009

	Revenue:
	Hotels and restaurants
Owned hotels	– Europe	$13,455	$13,451
	– North America	27,339	29,155
	– Rest of world	38,410	28,118
	Hotel management/part ownership interests	562	1,019
	Restaurants	3,114	3,291
		82,880	75,034
	Tourist trains and cruises	5,959	4,477
	Real estate	3,694	—
		$92,533	$79,511
	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	– Europe	$4,626	$3,827
	– North America	2,949	2,506
	– Rest of world	2,708	1,947
	Restaurants	185	188
		10,468	8,468
	Tourist trains and cruises	849	654
		$11,317	$9,122

Three months ended March 31,	2010	2009
Segment EBITDA:
Owned hotels — Europe	$(8,142)	$(5,415)
— North America	5,444	7,726
— Rest of world	10,915	8,762
Hotel management/part ownership interests	(1,308)	692
Restaurants	143	250
Tourist trains and cruises	(1,715)	1,443
Real estate	(1,340)	(319)
Impairment of goodwill	—	(6,500)
Central overheads	(7,584)	(5,105)
	$(3,587)	$1,534

Segment EBITDA/net losses reconciliation:
Segment EBITDA	$(3,587)	$1,534
Less:
Depreciation and amortization	11,317	9,123
Interest expense, net	6,757	9,159
Foreign currency, net	(3,822)	3,826
Provision for/(benefit from) income taxes	1,144	(9,377)
Share of provision for income taxes of unconsolidated companies	(806)	432
Losses from continuing operations	$(18,177)	$(11,629)

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$(1,347)	$(235)
Tourist trains and cruises	(704)	1,354
	$(2,051)	$1,119

Capital expenditure:
Owned hotels — Europe	$5,000	$5,971
— North America	2,184	5,845
— Rest of world	2,227	7,198
Restaurants	41	92
Tourist trains and cruises	1,363	1,242
Real estate	1,032	1,426
	$11,847	$21,774

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended March 31,	2010	2009
Revenue:
Europe	$17,357	$17,388
North America	34,147	32,446
Rest of world	41,029	29,677
	$92,533	$79,511

19.          Derivatives and hedging activities

Risk management objective of using derivatives

OEH enters into derivative financial instruments to manage exposures that arise from financing activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which is determined by interest rates.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $10,831,000 will be reclassified as an increase to interest expense. During the three months ended March 31, 2010, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2010, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional Amount
Interest Rate Swap	A$	12,000,000
Interest Rate Swaps		€213,000,000
Interest Rate Swaps		$290,000,000

This includes interest rate derivatives of €48,000,000 notional amount that were acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of ASC 815. As of March 31, 2010, OEH had two interest rate swaps (one of which was acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea) with a €31,000,000 notional amount that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of March 31, 2010 (dollars in thousands).

	Liability Derivatives
	Balance Sheet Location	Fair Value as of March 31, 2010	Fair Value as of December 31, 2009
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other assets	$37	$37
Interest Rate Swaps	Accrued liabilities	(10,831)	(8,886)
Interest Rate Swaps	Other liabilities	(9,809)	(3,238)
Total		$(20,603)	$(12,087)

Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swap	Accrued liabilities	$(1,236)	$(1,159)
Interest Rate Swap	Other liabilities	(915)	(335)
Total		$(2,151)	$(1,494)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations for the three months ended March 31, 2010 and 2009 (dollars in thousands):

Three months ended March 31,	2010	2009

Interest rate swaps which are designated as hedging instruments under ASC 815:
Amount of loss recognized in OCI (effective portion)	$(4,463)	$(1,172)
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,684)	$(859)
Amount of (loss)/gain recognized in interest expense on derivatives (ineffective portion)	$(78)	$368

Interest rate swaps which are not designated as hedging instruments under ASC 815:
Amount of loss recognized in income	$(690)	$(599)

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $22,791,000. As of March 31, 2010, OEH had posted cash collateral of $4,204,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $23,377,000.

ASC 820-10 disclosures

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.  During the three months ended March 31, 2010, there were no movements in Level 3 derivatives and there were no derivatives classified as Level 3 derivatives as at March 31, 2010.

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

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $81,191,000 at March 31, 2010 and $86,083,000 at December 31, 2009, both liabilities.

20.          Shareholders’ equity

On January 19, 2010, the Company issued and sold through underwriters 13,800,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $130,968,000.

21.          Related party transactions

OEH guarantees a $3,000,000 working capital facility of Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due by OEH to Eastern and Oriental Express Ltd. at March 31, 2010 was $482,000.  The amount due to OEH by Eastern and Oriental Express Ltd. at December 31, 2009 was $647,000.

OEH manages under long-term contracts the Hotel Monasterio, the Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado within its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended March 31, 2010, OEH earned management and guarantee fees of $792,000 (2009 - $1,470,000). The amount due to OEH from its joint venture Peruvian operations at March 31, 2010 was $6,232,000 (December 31, 2009 - $7,931,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended March 31, 2010, OEH earned $205,000 (2009 - $224,000) in management fees, which are included in revenue.  The amount due to OEH from the Hotel Ritz Madrid at March 31, 2010 was $11,651,000 (December 31, 2009 - $10,807,000).

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

OEH has three business segments, namely (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development. Hotels currently consist of 41 deluxe hotels. Thirty-six of these hotels are either wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. The other five hotels, in which OEH has unconsolidated equity interests and operate under management contracts, are referred to in this discussion as “hotel management interests.” Of the owned hotels, 13 are located in Europe, seven in North America and 16 in the rest of the world.

In December 2007, Bora Bora Lagoon Resort was designated as held for sale, and, accordingly, the results of the hotel have been reflected as discontinued operations.

Also, OEH currently owns and operates the ‘21’ Club restaurant in New York. In December 2009, OEH signed an agreement to sell its La Cabana restaurant in Buenos Aires for $2.7 million, to be paid on or before the end of March 2010, and accordingly La Cabana was designated as held for sale at December 31, 2009. The terms of the sale have been renegotiated after receiving a 10% non-refundable deposit, and the sale is expected to be concluded no later than the third quarter of 2010.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

For a discussion of OEH’s liquidity, see under the heading “Liquidity and Capital Resources” below. In January 2010, the Company completed a public offering through underwriters in the United States of 13,800,000 newly-issued class A common shares at $10.00 each. This included 1,800,000 shares covered by the underwriters’ over-allotment option which was exercised in full. Total proceeds (net of fees) received were $130,968,000. Part of the proceeds of this sale were used to pay the cash portion of the purchase price of two hotel properties located in Taormina, Sicily, and the remainder is being used for initial capital improvements to the hotels and for OEH’s debt reduction and general corporate purposes.

For a discussion of the impact of foreign exchange rate movements on OEH’s results of operations and financial condition and the change of application of accounting policy for Porto Cupecoy, see Item 7 — Management’s Discussion and Analysis in the Company’s 2009 Form 10-K annual report

Results of Operations

Three months Ended March 31, 2010 compared to Three months Ended March 31, 2009

OEH’s operating results for the three months ended March 31, 2010 and 2009, expressed as a percentage of revenue, were as follows:

Three months ended March 31,	2010	2009
	%	%
Revenue
Hotels and restaurants	90	94
Tourist trains and cruises	6	6
Real estate	4	—
	100	100
Expenses
Depreciation and amortization	12	11
Operating	53	48
Selling, general and administrative	48	44
Impairment	—	8
Net finance costs	3	16
Losses before income taxes	(16)	(27)
Provision for income taxes	(1)	12
(Losses)/earnings from unconsolidated companies	(2)	1

Net losses from continuing operations	(19)	(14)
Net earnings/(losses) from discontinued operations, net of tax	6	(4)
Net losses as a percentage of revenue	(13)	(18)

Segment net earnings before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended March 31, 2010 and 2009 are analyzed as follows (dollars in millions):

Three months ended March 31,	2010	2009
Segment EBITDA:
Owned hotels:
Europe	$(8.1)	$(5.4)
North America	5.4	7.7
Rest of the World	10.9	8.8
Hotel management interests	(1.3)	0.7
Restaurants	0.1	0.3
Tourist trains and cruises	(1.7)	1.4
Real estate	(1.3)	(0.3)
Impairment	—	(6.5)
Central overheads	(7.6)	(5.1)
Total segment EBITDA	$(3.6)	$1.6

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended March 31,	2010	2009
Net losses	$(13.0)	$(14.6)
Add:
Depreciation and amortization	11.3	9.1
Net finance costs	3.0	13.0
Provision for income taxes	1.1	(9.3)
(Earnings)/losses from discontinued operations, net of tax	(5.2)	3.0
Share of provision for income taxes of unconsolidated companies	(0.8)	0.4
Segment EBITDA	$(3.6)	$1.6

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

Operating information for OEH’s owned hotels for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009

Average Daily Rate (in dollars)
Europe	375	366
North America	376	412
Rest of the world	327	285
Worldwide	348	338

Rooms Available (in thousands)
Europe	50	51
North America	67	68
Rest of the world	116	108
Worldwide	233	227

Rooms Sold (in thousands)
Europe	14	15
North America	41	38
Rest of the world	71	61
Worldwide	126	114

Occupancy (percentage)
Europe	28	29
North America	61	56
Rest of the world	61	56
Worldwide	54	50

RevPAR (in dollars)
Europe	104	107
North America	227	230
Rest of the world	201	163
Worldwide	187	170

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	88	94	(7)%	(14)%
North America	227	230	(1)%	(2)%
Rest of the world	223	171	30%	16%
Worldwide	194	174	12%	5%

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

Le Manoir aux Quat’Saisons	La Residencia
Hotel das Cataratas	Jimbaran Puri Bali
La Résidence d’Angkor	Bora Bora Lagoon Resort
Lilianfels Blue Mountains

Overview

The net loss for the three months ended March 31, 2010 was $13.0 million ($0.15 per common share) on revenue of $92.5 million, compared with a net loss of $14.6 million ($0.29 per common share) on revenue of $79.5 million in the prior year first quarter.

The first quarter is a traditional loss-making period because a number of OEH’s properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate for most of the quarter and tourist arrivals are low in locations with poor winter weather.

OEH’s revenue in the three months ended March 31, 2010 was affected by the continuing weak economy in many parts of the world, although revenue improved compared to the three months ended March 31, 2009. During the period management continued to focus on controlling expenditure. OEH’s net earnings in the current quarter were $6.6 million lower than in the prior year — an $18.2 million loss from continuing operations in 2010 compared with a loss of $11.6 million from continuing operations in 2009 — whereas revenue increased by $13.0 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Total expenses were impacted by $8.6 million due to the change in currency movements from period to period. Porto Cupecoy expenses relating to delivery of purchased units were $3.6 million in the three months ended March 31, 2010, compared to $nil in the prior year first quarter.

Revenue

Three months ended March 31,	2010	2009
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$13,455	$13,451
North America	27,339	29,155
Rest of the world	38,410	28,118
Hotel management/part ownership interests	562	1,019
Restaurants	3,114	3,291
	82,880	75,034
Tourist trains and cruises	5,959	4,477
Real estate	3,694	—
	$92,533	$79,511

Total revenue increased by $13.0 million, or 16%, from $79.5 million in the three months ended March 31, 2009 to $92.5 million in the three months ended March 31, 2010. Of the increase, $8.5 million was from owned hotels and $3.7 million was from Real Estate revenue recognized at Porto Cupecoy as units were delivered to purchasers.

The increase in hotel revenue of $8.0 million was due to improved trading of $0.8 million and exchange rate movements of $7.2 million.

For owned hotels overall, same store RevPAR in U.S. dollars increased by 12% in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Measured in local currencies this increase was 5%.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue was flat for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Average daily rate increased by 2% from $366 in the three months ended March, 31, 2009 to $375 in the three months ended March, 31, 2010. Occupancy fell 1% from 29% in the three months ended March 31, 2009 to 28% in the three months ended March 31, 2010. On a same store basis, RevPAR in local currency decreased by 14%, and in U.S. dollars this translated into a decrease of 7%.

Exchange rate movements caused revenue to increase by $1.2 million in the three months ended March 31, 2010 compared with the same period in 2009. OEH’s eight Italian hotels were closed throughout the three months ended March 31, 2010. Excluding the effect of exchange rate movements, the revenue at Reids Palace Hotel fell by $1.0 million in the three months ended March 31, 2010, primarily due to the impact of heavy rains and flooding experienced in Madeira in February 2010.

North America

Revenue decreased by $1.9 million, or 6%, from $29.2 million in the three months ended March 31, 2009 to $27.3 million in the three months ended March 31, 2010.

On a same store basis, RevPAR decreased by 1%.  Average occupancy across the North American properties was 61% compared to 56% in the same period in 2009. Average daily rate fell by 9% from $412 in the three months ended March 31, 2009 to $376 in the three months ended March 31, 2010.

Rest of the World

Revenue increased by $10.3 million, or 37%, from $28.1 million in the three months ended March 31, 2009 to $38.4 million in the three months ended March 31, 2010.  Exchange rate movements across the region were responsible for $6.0 million of the revenue increase. Occupancy increased 5% from 56% in the three months ended March, 31, 2009 to 61% in the three months ended March, 31, 2010. Average daily rate increased by 15% from $285 in the three month ended March, 31, 2009 to $327 in the three months ended March, 31, 2010.

Revenue at OEH’s hotels in Brazil collectively increased by $6.2 million, or 51%, from $12.0 million in the three months ended March 31, 2009 to $18.2 million in the three months ended March 31, 2010, mainly as a result of increased domestic demand and the refurbishment of Hotel das Cataratas. Had exchange rates in the first three months of 2010 been the same as in the first three months of 2009, revenue from the Brazil properties would have been $3.8 million higher than in the three months ended March 31, 2009.

Revenue at OEH’s six Asian hotels collectively increased by $1.6 million, or 37%, to $5.9 million in the three months ended March 31, 2010. Had exchange rates in the first three months of 2010 been the same as in the first three months of 2009, revenue from the Asian properties would have been $1.2 million higher than in the three months ended March 31, 2009.

Southern Africa revenue increased by $1.3 million, or 18%, of which $2.1 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to U.S. dollars. Revenue at OEH’s remaining Australian property increased by $1.3 million, or 53%, to $3.7 million in the three months ended March 31, 2010; 76% of the change in revenue, or $1.0 million, was due to the weakening of the U.S. dollar against the Australian dollar.

The RevPAR on a same store basis for the Rest of the World region increased by 16% in local currencies in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  This translates to a 30% increase when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $0.4 million from $1.0 million in the three months ended March 31, 2009 to $0.6 million in the three months ended March 31, 2010, in part due to the impact of poor weather on the joint venture hotels in Peru.

Restaurants:  Revenue decreased by $0.2 million, or 6%, from $3.3 million in the three months ended March 31, 2009 to $3.1 million in the three months ended March 31, 2010.

Trains and Cruises:  Revenue increased by $1.5 million, or 33%, from $4.5 million in the three months ended March 31, 2009 to $6.0 million in the three months ended March 31, 2010. This increase was primarily due to the Road to Mandalay river cruiseship returning to operation following repairs due to damage from a cyclone in Burma in May 2008 when the ship was taken out of service. Management fee revenue from PeruRail decreased by $0.3 million, or 36%, from $0.7 million in the three months ended March 31, 2009 to $0.4 million in the three months ended March 31, 2010. This was primarily as a result of the floods in January 2010, which caused damage to the rail tracks and disrupted rail services for most of the quarter.

Real Estate:  Eight condominiums were delivered at Porto Cupecoy generating revenue of $3.7 million for the three months ended March 31, 2010. Sales contracts were signed on a further three units in the three months ended March 31, 2010. There was no real estate revenue at Keswick Hall, Virginia, USA or Napasai, Koh Samui, Thailand in the three months ended March 31, 2010 or in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $2.2 million from $9.1 million in the three months ended March 31, 2009 to $11.3 million in the three months ended March 31, 2010, of which $0.9 million was due to the change in exchange rates for the three months ended March 31, 2010 compared with exchange rates in the same period in 2009.

Operating expenses

Operating expenses increased by $10.9 million from $38.2 million in the three months ended March 31, 2009 to $49.1 million in the three months ended March 31, 2010, of which $4.3 million was due to the change in exchange rates for the three months ended March 31, 2010 compared with exchange rates in the same period in 2009, and $3.6 million was due to Porto Cupecoy costs recognized as a result of units being delivered to purchasers. Operating expenses were 48% of revenue in the three months ended March 31, 2009 and 53% of revenue in the three months ended March 31, 2010. Excluding the impact of foreign currency and Porto Cupecoy, operating expenses were 45% of revenue in the 2010 quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $9.4 million from $34.8 million in the three months ended March 31, 2009 to $44.2 million in the three months ended March 31, 2010, of which $3.4 million was due to the change in exchange rates for the three months ended March 31, 2010 compared with exchange rates in the same period in 2009. Selling, general and administrative expenses were 44% of revenue in the three months ended March 31, 2009 and 48% of revenue in the three months ended March 31, 2010. These expenses were 44% of revenue in the 2010 quarter excluding the impact of foreign currency.

Segment EBITDA

Three months ended March 31	2010	2009
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$(8,142)	$(5,415)
North America	5,444	7,726
Rest of the world	10,915	8,762
Hotel management/part ownership interests	(1,308)	692
Restaurants	143	250
	7,052	12,015
Tourist trains and cruises	(1,715)	1,443
Real estate	(1,340)	(319)
Impairment	—	(6,500)
Central overheads	(7,584)	(5,105)
	$(3,587)	$1,534

The European hotels collectively reported a segment EBITDA loss of $8.1 million in 2010 compared to a loss of $5.4 million in the same period in 2009.  As a percentage of European hotels revenue, the European segment EBITDA margin fell from negative 40% in 2009 to negative 61% in 2010. The loss in 2010 included costs from the two recently acquired properties in Sicily of $1.5 million.

Segment EBITDA in the North American hotels region decreased by 30% from $7.7 million in the three months ended March 31, 2009, to $5.4 million in the three months ended March 31, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin fell from 26% in 2009 to 20% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 24% from $8.8 million in the three months ended March 31, 2009 to $10.9 million in the three months ended March 31, 2010.  The segment EBITDA margin for the three months ended March 31, 2010 was 28%, compared to a margin of 31% for the same period in 2009.

Earnings from operations before net finance costs

Earnings from operations decreased by $2.9 million from a loss of $9.1 million in the three months ended March 31, 2009 to a loss of $12.0 million in the three months ended March 31, 2010, due to the factors described above.

Net finance costs

Net finance costs decreased by $10.0 million, or 77%, from $13.0 million for the three months ended March 31, 2009 to $3.0 million for the three months ended March 31, 2010.  The three months ended March 31, 2009 included a foreign exchange loss of $3.8 million compared to a foreign exchange gain of $3.8 million in the three months ended March 31, 2010. Excluding these foreign exchange items, net interest expense decreased by $2.4 million, or 26%, from $9.2 million in the three months ended March 31, 2009 to $6.8 million in the three months ended March 31, 2010.

Provision for income taxes

The provision for income taxes increased by $10.5 million, from a benefit of $9.4 million in the three months ended March 31, 2009 to a charge of $1.1 million in the three months ended March 31, 2010.

The provision for income taxes for the three months ended March 31, 2010 included a deferred tax provision of $2.0 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to $nil provision for valuation allowances in the three months ended March 31, 2009.

The provision for income taxes for the three months ended March 31, 2010 also included a tax provision of $0.5 million in respect of OEH’s liability for uncertain tax positions under ASC 740, compared to a provision of $0.1 million in respect of the liability in the three months ended March 31, 2009.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $3.2 million, from $1.1 million in the three months ended March 31, 2009 to a loss of $2.1 million in the three months ended March 31, 2010. The tax cost associated with earnings from unconsolidated companies was a charge of $0.4 million in 2009 and a credit of $0.8 million in 2010.

Losses from discontinued operations

The earnings from discontinued operations for the three months ended March 31, 2010 was $5.2 million compared with losses of $3.0 million for the three months ended March 31, 2009. A gain of $6.7 million was due to the release of the cumulative translation adjustment upon the sale of Lilianfels Blue Mountains in January 2010. Bora Bora Lagoon Resort’s net loss increased by $0.3 million to $1.4 million for the three months ended March 31, 2010, primarily due to closure of the hotel in February 2010 after it was damaged by a cyclone. The loss from discontinued operations for the three months ended March 31, 2009 consisted of losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel, Lapa Palace Hotel, La Cabana and Lilianfels Blue Mountains, whereas only Bora Bora Lagoon Resort and La Cabana were reflected under discontinued operations for the three months ended March 31, 2010.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $150.6 million at March 31, 2010, $78.4 million more than the $72.2 million at December 31, 2009. In addition, OEH had restricted cash of $17.9 million (December 31, 2009 - $19.9 million) of which $8.1 million (December 31, 2009 - $9.4 million) related to the Porto Cupecoy project in St Martin, which will be released when completed units are delivered to purchasers.  At March 31, 2010, there were undrawn amounts available to OEH under committed short-term lines of credit of $20.6 million (December 31, 2009 - $30.6 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million (December 31, 2009 - $12.0 million), bringing total cash availability at March 31, 2010 to $201.1 million, including the restricted cash of $17.9 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $27.8 million at March 31, 2010, a decrease from $41.1 million at December 31, 2009.  The main factor that contributed to the decrease in working capital was the cash used to purchase the Grand Hotel Timeo and the Villa Sant’Andrea and the reclassification of the current portion of third-party debt of consolidated variable interest entities, partially offset by the cash raised from the Company’s share offering completed in January 2010.

Cash Flow

Operating Activities.  Net cash used in operating activities increased by $2.2 million from $10.7 million for the three months ended March 31, 2009 to $12.9 million for the three months ended March 31, 2010. The increase was due primarily to trading performance of the continuing hotels in the first quarter of 2010.

Investing Activities.  Cash used in investing activities increased by $16.0 million to $38.1 million for the three months ended March 31, 2010, compared to $22.1 million for the three months ended March 31, 2009.

The 2010 first quarter included acquisitions of $46.3 million, net of cash acquired in respect of the Grand Hotel Timeo and Villa Sant’Andrea purchase.  There were no acquisitions in the first quarter of 2009.

There was a decrease in restricted cash in the first quarter of 2010 of $2.0 million compared to no movement in the first quarter of 2009. The movement in the first quarter of 2010 represents the release of restricted cash from the Porto Cupecoy escrow account as units were delivered and the release of restricted cash relating to the deposits for the purchase of the Sicilian hotels, offset by further cash deposited for credit support facilities.

Capital expenditure of $11.8 million included $2.6 million of Hotel Cipriani refurbishment, $1.0 million of Hotel das Cataratas capital costs, $0.5 million of Copacabana Palace Hotel refurbishment, and $6.3 million on construction of assets at Porto Cupecoy in St. Martin. In addition, $1.3 million was invested in European train operations.

Financing Activities.  Cash provided by financing activities for the three months ended March 31, 2010 was $128.9 million compared to $9.2 million for the three months ended March 31, 2009, an increase of $119.7 million.  The main factor that contributed to this increase was an equity issue in January 2010 which raised $131.0 million. Debt repaid during the first three months of 2010 was $7.8 million ($7.4 million in first quarter 2009). In addition, $9.6 million of long-term debt was issued in relation to the purchase of the Sicilian hotels. Net proceeds from working capital facilities and redrawable loans reduced by $13.7 million in the first quarter of 2010 to $2.9 million ($16.6 million in 2009)

Capital Commitments. There were $59.0 million of capital commitments outstanding as of March 31, 2010 of which $17.0 million related to investments in owned hotels and $42.0 million to the purchase of land and a building adjoining ‘21’ Club, New York. OEH is seeking co-investors to finance the development of the New York project. Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $7.4 million at March 31, 2010.

OEH has agreed to pay the vendor of the two Sicilian hotels a further $6.8 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  OEH has provided a $5.4 million expected liability for this contingency.

Indebtedness

At March 31, 2010, OEH had $854.6 million of long-term debt secured by assets (including the current portion and the debt of consolidated variable interest entities) which is repayable over periods of 1 to 24 years with a weighted average maturity of 2.2 years and a weighted average interest rate of 3.52%.  See Note 9 to the financial statements regarding the maturity of long-term debt.

Approximately 53% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At March 31, 2010, 40% of borrowings of OEH were in floating interest rates.

Liquidity

During the remaining nine months ending on December 31, 2010, OEH has approximately $164.8 million of scheduled debt repayments. However, $109.2 million of this amount relates to revolving facilities which, provided OEH complies with the terms of the facilities, are available for redrawing. Of the remaining $55.6 million of debt repayments, $26.6 million is debt at Porto Cupecoy development which is repayable as units are sold. OEH expects to meet the other repayments through available cash, operating cash flow and other available committed facilities.

Additionally, OEH’s capital commitments amount to $59.0 million, of which $42.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  OEH proposes to build a mixed use hotel and residential development on the site.  On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7.0 million that OEH had already paid, OEH paid $9.0 million upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010 (of which $1.0 million was paid in first quarter 2010), and final payments of $6.0 million and $29.0 million in June 2011.   In the event OEH elects not to close the transaction, the final payment of $29.0 million will not be due to the Library, in which event OEH would write off its investment including its capitalized costs and associated fees.  OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.  OEH is seeking co-investors in this development project.

In January 2010, the Company completed a public offering through underwriters in the United States of 13,800,000 newly-issued class A common shares at $10.00 each. This included 1,800,000 shares covered by the underwriters’ over-allotment option which was exercised in full. Total proceeds (net of fees) received were $131.0 million. Part of the proceeds of this sale were used to pay the cash portion of the purchase price of two hotel properties located in Taormina, Sicily, and the remainder is being used for initial capital improvements to the two hotels and for OEH’s debt reduction and general corporate purposes.

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

At March 31, 2010, OEH was in compliance with all major covenants contained in its facility agreements that apply to it.

At March 31, 2010, the unconsolidated company owning the Hotel Ritz Madrid, in which OEH has a 50% interest, was out of compliance with a loan to value ratio and debt service coverage ratio in its first mortgage loan facility amounting to $102.3 million, which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel. OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

Also at March 31, 2010, the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance with financial covenants in a loan facility of the joint venture amounting to $27.8 million.  Discussions with the banks are ongoing.  This loan was non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

Recent Accounting Pronouncements

As of March 31, 2010, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, variable interest entities, and accounting and disclosure requirements for transfers of financial assets, as reported in Note 1(a) to the financial statements.

In addition, OEH is considering the guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on OEH’s financial statements.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2009 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $800,000 on an annual basis based on borrowings at March 31, 2010. The interest rates on substantially all of OEH’s long-term debt are adjusted regularly to reflect current market rates.  Accordingly, the carrying amounts approximate fair value.

The market risk relating to foreign currencies and its effects have not changed materially during the first three months of 2010 from those described in the Company’s 2009 Form 10-K annual report.

ITEM 4.  Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2010 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously reported, three hedge funds owning together approximately 6.1 million class A common shares in the Company filed a petition in the Supreme Court of Bermuda on January 12, 2009 challenging on various grounds the Company’s corporate governance structure with dual class A and class B common shares outstanding and ownership of higher-voting class B common shares by a wholly-owned subsidiary of the Company.  The named respondents are the Company, its subsidiary and seven of the current eight members of Company’s Board of Directors.

The Company continues to believe the petition is without merit and intends to defend the action vigorously.  The petitioners and the respondents filed with the Court on July 10 and 17, 2009 separate summonses seeking, among other matters, a hearing on preliminary issues relating to the legality of the holding of class B common shares in the Company by the subsidiary.  The respondents also filed a summons seeking to strike out (dismiss) the petition.  A hearing before the Court was held on September 16, 2009 at which a further hearing on the substance of the summonses was scheduled.  That hearing began on April 26, 2010 and concluded in early May, and a decision of the Court is awaited.

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
Martin O’Grady
Vice President - Finance and Chief Financial Officer
(Principal Accounting Officer)

Dated: May 7, 2010

EXHIBIT INDEX

3.1    —    Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2    —     Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K Current Report on June 15, 2007 and incorporated herein by reference.

3.3    —     Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4    —     Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference

31    —     Rule 13a-14(a)/15d-14(a) Certifications.

32    —     Section 1350 Certification.