Form 10-K/A
period 2009-12-31
ORIENT EXPRESS HOTELS LTD
filed 2010-06-18
CIK 1115836

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

As of June 14, 2010, 90,797,225 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 14(d) to the Financial Statements (Item 8) in Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2010 (The “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited financial statements of Hotel Ritz Madrid S.A., Ferrocarril Transandino S.A. and  Perurail S.A. and audited combined financial statements of Peru OEH S.A. and Peru OEH Machu Picchu S.A., each a 50% owned unconsolidated company.  The audited financial statements of these five unconsolidated companies are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the audited financial statements of the five unconsolidated companies named above under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15.                         Exhibits and Financial Statement Schedules

1.  Financial Statements

(a) Hotel Ritz Madrid S.A.

Also presented are the unaudited statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2007.

(b) Ferrocarril Transandino S.A.

Also presented are the unaudited balance sheet as at December 31, 2008 and the unaudited statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2008 and 2007.

(c) Perurail S.A.

Also presented are the unaudited balance sheet as at December 31, 2008 and the unaudited statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2008 and 2007.

(d) Peru OEH S.A. and Peru OEH Machu Picchu S.A.

Also presented are the unaudited combined balance sheet as at December 31, 2008 and the unaudited combined statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2008 and 2007.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hotel Ritz Madrid S.A.:

We have audited the accompanying balance sheets of Hotel Ritz Madrid S.A. as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Ritz Madrid S.A. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

PricewaterhouseCoopers

Madrid, Spain

June 7, 2010

Hotel Ritz Madrid S.A.

Balance Sheets

	December 31,
	(Euros in thousands)
	2009	2008

Assets
Cash and cash equivalents	€521	€1,147
Accounts receivable, net of allowances of €56 and €56	1,533	1,930
Prepaid expenses	87	51
Inventories	1,701	2,014
Total current assets	3,842	5,142

Property, plant and equipment, net of accumulated depreciation of €15,341 and €13,080	123,011	124,930
Goodwill	4,200	4,200
Trademark	22,000	22,000
Deferred financing costs	1,134	1,215
	€154,187	€157,487
Liabilities and Shareholders’ Equity
Working capital facilities	€2,191	€11,210
Accounts payable	2,120	1,772
Due to related parties	15,309	2,422
Accrued liabilities	2,823	2,502
Deferred revenue	438	555
Current portion of long-term debt	75,800	78,700
Total current liabilities	98,681	97,161

Long-term debt	800	—
Other liabilities	1,532	1,470
Deferred income taxes	27,511	29,700
	128,524	128,331
Commitments and contingencies

Shareholders’ equity:
Common shares €3.00 par value (20,000 shares authorized):
Issued – 20,000 (2008 – 20,000)	60	60
Additional paid-in capital	37,235	37,235
Retained earnings	(11,632)	(8,139)
Total shareholders’ equity	25,663	29,156

	€154,187	€157,487

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Operations

	Year ended December 31,
	2009	2008	2007
			(unaudited)
	(Euros in thousands)
Revenue	€23,127	€29,966	€30,979

Expenses:
Depreciation	2,343	2,410	2,415
Operating	14,789	17,374	16,709
Goodwill impairment loss	—	7,105	—
Trademark impairment loss	—	2,000	—
Selling, general and administrative	6,968	6,693	6,966
Total expenses	24,100	35,582	26,090

(Loss)/earnings from operations	(973)	(5,616)	4,889

Interest expense, net	(4,709)	(4,974)	(4,940)
Net finance costs	(4,709)	(4,974)	(4,940)

Loss before income taxes	(5,682)	(10,590)	(51)

Provision for income taxes	2,189	1,494	19

Net loss	€(3,493)	€(9,096)	€(32)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
			(unaudited)
	(Euros in thousands)
Cash flows from operating activities:
Net loss	€(3,493)	€(9,096)	€(320)

Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	2,343	2,410	2,415
Amortization of deferred finance costs	81	114	84
Impairment loss	—	9,105	—
Loss from disposal of fixed assets	52	24	21
Other non-cash items	—	14	(3)
Change in deferred tax	(2,189)	(1,494)	(19)
Change in assets and liabilities:
Decrease/(increase) in accounts receivable, prepaid expenses and other	361	863	(587)
Decrease/(increase) in inventories	312	(123)	(120)
Increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	781	200	386
Total adjustments	1,741	11,114	2,176
Net cash (used in)/provided by operating activities	(1,752)	2,018	2,144

Cash flows from investing activities:
Capital expenditures	(476)	(1,471)	(1,400)
Net cash used in investing activities	(476)	(1,471)	(1,400)

Cash flows from financing activities:
Proceeds from long-term debt	1,000	—	—
Proceeds from shareholder loans	12,721	—	—
Net proceeds from working capital facilities	(9,019)	2,646	2,031
Principal payments under long-term debt	(3,100)	(2,800)	(2,500)
Net cash provided by/(used in) financing activities	1,602	(154)	(469)

Net (decrease)/increase in cash and cash equivalents	(626)	393	275
Cash and cash equivalents at beginning of year	1,147	754	479
Cash and cash equivalents at end of year	€521	€1,147	€754

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Shareholders’ Equity

(Euros in thousands)	Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Total Comprehensive Income/(Loss)
Balance, January 1, 2007(unaudited)	€60	€37,235	€989

Comprehensive income:
Net loss for the year	—	—	(32)	€(32)
				€(32)
Balance, December 31, 2007(unaudited)	60	37,235	957

Comprehensive income:
Net loss for the year	—	—	(9,096)	€(9,096)
				€(9,096)
Balance, December 31, 2008	60	37,235	(8,139)

Comprehensive income:
Net loss for the year	—	—	(3,493)	€(3,493)
				€(3,493)
Balance, December 31, 2009	€60	€37,235	€(11,632)

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

As noted in Note 6 below, at December 31, 2009, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility, which is non-recourse to and not credit-supported by the shareholders. A total of €75,600,000 had been borrowed under this loan facility at December 31, 2009. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €3,400,000 in April 2010, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.

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

During 2009 and 2010, the Company has taken steps to reduce its operating and selling, general and administrative expenses. In addition, the Company is developing renovation plans that should enhance future revenue growth.  Management believes these actions will enable the Company to improve its future profitability. While these activities are on-going, shareholders continue to provide participative loan financing as necessary to support the operations of the Company.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

“FASB” means Financial Accounting Standards Board.  “SFAS” means Statement of Financial Accounting Standards of the FASB, and “FIN” means an accounting interpretation of the FASB. “ASC” means the Accounting Standards Codification of the FASB.

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

(h)          Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed.  Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed.

(i)           Marketing costs

Marketing costs are expensed as incurred and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were €836,500 in 2009 (2008-€1,164,000; 2007-€1,158,000 (unaudited)).

(j)            Interest expense, net

The Company capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of €136,000 in 2009 (2008-€119,000; 2007-€86,000 (unaudited)).

(k)          Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes” (formerly SFAS 109 “Accounting for Income Taxes”).  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

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

ASC 740-20 (formerly FIN 48 “Accounting for Uncertainty of Income Taxes”) requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in provision for income taxes. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

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

(n)          Impairment of long-lived assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets-Subsequent Measurement” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company’s management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, the Company records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(o)       Goodwill

In accordance with ASC 350 “Intangibles-Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”), goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under ASC 350 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with ASC 350. During 2009, no impairment losses relating to goodwill have been identified or recorded (2008-€7,105,000) (see Note 3).

(p)          Trademark

Trademark has indefinite useful life and is reviewed annually for impairment in accordance with ASC 350 “Intangibles-Goodwill and Other” (formerly SFAS 142 “Goodwill and Other Intangible Assets”).  During 2009, no impairment losses relating to the trademark have been identified or recorded (2008-€2,000,000) (see Note 4).

(q)          Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  The Company’s customer base is comprised of numerous customers across different geographic areas.

(r)           Other liabilities

Other liabilities consist of provision for severance payments that are due to be paid to certain employees on their retirement according to local legislation. Employees who are at least 50 years old and worked for the Company for at least 10 years are entitled to receive a lump-sum payment when they leave employment with the Company. The provision is recorded based on the information about staff ages, years of service and history of staff turnover in the Company.

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

(t)           Subsequent events

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure through June 7, 2010, the date of financial statement issuance.

(u)          Recent accounting pronouncements

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

2.             Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (Euros in thousands):

	December 31,
	2009	2008

Building	€129,820	€129,654
Machinery and equipment	3,922	3,875
Fixtures, fittings and office equipment	4,610	4,481
	138,352	138,010
Less: accumulated depreciation	(15,341)	(13,080)
	€123,011	€124,930

3.             Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2009 is as follows (Euros in thousands):

Year ended December 31, 2009
Balance as of January 1, 2009	€4,200
Goodwill impairment	—
Balance as at December 31, 2009	€4,200

During 2009, the Company did not have any goodwill impairment charges as part of its annual impairment testing as of December 31, 2009.  Under the first step of the 2009 testing, the fair value of the reporting unit was approximately 5% in excess of its carrying value. There is no guarantee that the Company´s business will achieve the forecasted results which have been included in its impairment analysis due to the impact of the economic downturn in the Spanish market. If the Company is unable to meet these forecasted results in future reporting periods, the Company may be required to record a charge in a future statement of operations for goodwill impairment charges.

The change in the carrying amount of goodwill for the year ended December 31, 2008 is as follows (Euros in thousands):

Year ended December 31, 2008
Balance as of January 1, 2008	€11,305
Goodwill impairment	(7,105)
Balance as at December 31, 2008	€4,200

The gross goodwill amount at January 1, 2009 was €4,200,000 (January 1, 2008-€11,305,000) and the accumulated impairment at that date was €7,105,000 (2008-€nil).

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

4.             Trademark

The changes in the carrying amount of the trademark (an unamortized intangible asset) for the years ended December 31, 2009 and 2008 are as follows (Euros in thousands):

Year ended December 31, 2009

Balance as of January 1, 2009	€22,000
Impairment	—
Balance as of December 31, 2009	€22,000

Year ended December 31, 2008

Balance as of January 1, 2008	€24,000
Impairment	(2,000)
Balance as of December 31, 2008	€22,000

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

5.             Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (Euros in thousands):

	December 31,
	2009	2008

Unsecured working capital facilities, with a weighted average annual interest rate of 3.28% and 5.53%, respectively	€2,191	€11,210

The Company had a €3,000,000 working capital line of credit at December 31, 2009 (2008-€13,000,000) issued by one financial institution and having an expiration date of April 9, 2010, of which €809,000 was undrawn (2008-€1,790,000).  OEH and Omega each guaranteed, through 2009, €1,500,000 of this working capital facility of the Company in which they each have an indirect 50% equity investment.

6.                                      Long-term debt

Long-term debt consists of the following (Euros in thousands):

	December 31,
	2009	2008

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 14 years, with a weighted average annual interest rate of 5.5% and 5.5%, respectively	€75,600	€78,700
Loans from governmental financial institution payable over 5 years, with a weighted average annual interest rate of 1.5%	1,000	—
	76,600	78,700
Less: current portion	(75,800)	(78,700)
	€800	€—

In July 2009, the Company borrowed €1,000,000 from a governmental financial institution (Instituto de Crédito Oficial) at a fixed rate of 1.5% and with semi-annual installments over five years.

At December 31, 2009, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility, which is non-recourse to and not credit-supported by the shareholders. A total of €75,600,000 had been borrowed under this loan facility at December 31, 2009. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €3,400,000 in April 2010, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.  No assurances can be given that the Company will be successful in completing these negotiations and therefore the €75,600,000 borrowings have been shown in the current portion of long-term debt.

The following is a summary of the aggregate maturities of long-term debt at December 31, 2009 (Euros in thousands):

Year ending December 31,

2009	€75,600
2010	194
2011	197
2012	200
2013	203
2014 and thereafter	206
€76,600

7.                                      Other liabilities

Other liabilities at December 31, 2009 amount to €1,532,000 (2008-€1,470,000) relating to deferred retirement benefit obligations of the Company. There are no assets to be disclosed.

8.                                      Income taxes

The provision for income taxes consists of the following (Euros in thousands):

	Year ended December 31
	2009	2008	2007
			(unaudited)
Pre-tax loss
Spain	€(5,682)	€(10,590)	€(51)

Current tax
Spain	€—	€—	€—

Deferred tax credit
Spain	€2,189	€1,494	€19

No income taxes were paid during 2009, 2008 and 2007.

The reconciliations of the Spanish income tax rate to the Company’s effective tax rate for the three years ended December 31, 2009 are as follows:

	Year ended December 31
	2009	2008	2007
			(unaudited)

Spanish income tax rate	30%	30%	32.5%
Permanent difference relating to goodwill impairment	10%	(16)%	—
Other permanent differences	(1)%	—	4.5%
Effective tax rate	39%	14%	37%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities (Euros in thousands):

	December 31,
	2009	2008

Gross deferred tax assets:
Operating loss carryforwards	€5,292	€3,475
Employee retirement provision	460	441
Less: valuation allowance	—	—
Net deferred tax assets	5,752	3,916
Deferred tax liabilities (depreciation and amortization)	(33,263)	(33,616)
Net deferred tax liabilities	€(27,511)	€(29,700)

The deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is €17,638,894. Of this amount, €nil will expire in the five years ending December 31, 2014, €201,000 will expire in the five years ending December 31, 2019, a further €11,382,271 will expire in the five years ended December 31, 2024. The remaining losses of €6,055,427 will expire in the year ended December 31, 2025. No valuation allowance has been provided against gross deferred tax assets as it is not thought more likely than not that the benefits associated with these assets will not be realized.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

9.                            Supplemental cash flow information

	Year ended December 31,
	2009	2008	2007
			(unaudited)
	(Euros in thousands)
Cash paid for:
Interest	€4,717	€4,913	€4,989

10.                     Shareholders’ equity

(a)                               Share capital and additional-paid in capital

At December 31, 2009, the Company’s share capital consisted of 20,000 fully subscribed and paid shares with a par value of three euros each, all carrying the same rights. The additional paid-in capital amounts to €37,235,000 and is a distributable reserve, except an amount of €1,500,000 at December 31, 2009 (2008-€nil) which is non-distributable under Spanish Law.

The shareholders of the Company are as follows:

	Number of shares	Percent of ownership

Orient-Express Spanish Holding, S.L.	9,995	49.98
Landis Inversiones S.L.	9,995	49.98
Other	10	0.04
	20,000	100.00

Landis Inversiones S.L. is a wholly-owned subsidiary of Omega Capital S.L.

(b)                    Retained earnings

Within retained earnings there is an amount of €3,202,000 at December 31, 2009 (2008-€3,202,000) which is non-distributable under Spanish Law.

11.                               Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately €nil at December 31, 2009 (2008-€nil). There are no operating leases.

12.                               Other comprehensive (loss)/income

The components of comprehensive loss are as follows (Euros in thousands):

	Year ended December 31,
	2009	2008	2007
			(unaudited)
Net loss	€(3,493)	€(9,096)	€(32)
Comprehensive loss	€(3,493)	€(9,096)	€(32)

13.                               Fair value

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments. The fair value of debt is calculated by discounting back future interest and principal payments using a discount factor which reflects the Company’s current credit metrics. This factor is derived from credit analysis using inputs such as profit, cash generation, and level of debt.

The estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008 are as follows (Euros in thousands):

	December 31, 2009
	Carrying amount	Fair value
Cash and cash equivalents	€521	€521
Working capital facilities	€2,191	€2,191
Long-term debt, including current portion	€76,600	€58,866

	December 31, 2008
	Carrying amount	Fair value
Cash and cash equivalents	€1,147	€1,147
Working capital facilities	€11,210	€11,210
Long-term debt, including current portion	€78,700	€53,112

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

14.                               Related party transactions

OEH holds an indirect 50% interest in the Company accounted for under the equity method.  For the year ended December 31, 2009, OEH earned €694,000 (2008-€883,000; 2007-€1,218,000 (unaudited)) in management fees, which are included in the Company’s selling, general and administrative expenses.  The amount due to OEH from the Company at December 31, 2009 was €7,380,000 (2008-€1,219,000), with the increase primarily due to OEH providing participative loans to the Company in 2009 of €6,100,000 (2008–€nil) to fund operations in 2009, at an interest rate of 3.05% with an original maturity in April 2010 and subject to renewal for additional periods as necessary.

The amount due to Omega from the Company at December 31, 2009 was €7,926,000 (2008-€1,203,000), with the increase due to Omega providing participative loans to the Company in 2009 of €6,621,000 (2008-€nil) to fund operations in 2009, at an interest rate of 3.05% with an original maturity in April 2010 and subject to renewal for additional periods as necessary.

In July 2009, the Company entered into a restructuring plan involving certain employees. All the employees took their cases to court.  As of December 31, 2009, several of the cases had been resolved and the remaining ones were scheduled for a hearing in February 2010.  In February 2010, the Company settled with the Union (cancelling all court hearings) and agreed the employment status of several of the employees and signed voluntary agreements with the remaining employees to leave employment with the Company.

BDO — Pazos, López de Romaña, Rodriguez S.C.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Ferrocarril Transandino S.A.

Lima, Peru

We have audited the accompanying balance sheet of Ferrocarril Transandino S.A. as of December 31, 2009, and the related statements of operations, cash flows, and shareholders’ equity for the year ended December 31, 2009. These financial statements are the responsibility of the Company´s management. Our responsability is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ferrocarril Transandino S.A. at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S.C.

Lima, Peru

June 4, 2010

Countersigned by:

/s/ MANUEL PAZOS VÉLEZ
Manuel Pazos Vélez

Certified Chartered Public Accountant

Register No. 01-05095

Ferrocarril Transandino S.A.

Balance Sheets

	December 31,
	2009	2008
		(unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,304	$452
Restricted cash	5,464	5,902
Accounts receivable	5,957	11,560
Prepaid expenses	2,145	1,166
Inventories	2,363	5,061
Total current assets	17,233	24,141

Deferred employees’ profit sharing, net	—	1

Consideration to the state	23,400	—
Property, plant and equipment, net of accumulated depreciation of $9,968 and $8,444	67,018	40,164
Intangibles, net	263	287
	$107,914	$64,593
Liabilities and Shareholders’ Equity
Working capital facilities	$3,131	$809
Accounts payable	947	1,093
Accrued liabilities	6,821	8,047
Due to related parties	6,729	4,039
Current portion of long-term debt	6,981	1,725
Total current liabilities	24,609	15,713

Deferred revenue	23,400	—
Long-term debt	20,678	13,994
Deferred employees’ profit sharing, net	134	—
Deferred tax liability, net	11,063	9,255
	79,884	38,962
Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (7,460,210 shares authorized) Issued - 7,460,210 (2008 - 7,460,210)	2,098	2,098
Legal reserve	546	526
Retained earnings	25,386	23,007
Total shareholders’ equity	28,030	25,631

	$107,914	$64,593

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.

Statements of Operations

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)

Revenue	$17,365	$19,234	$17,872

Expenses:
Operating	(2,122)	(2,265)	(1,667)
Depreciation and amortization	(1,627)	(1,500)	(1,390)
Impairment loss	(2)	—	(151)
Selling, general and administrative	(6,769)	(7,692)	(6,549)
Total expenses	(10,520)	(11,457)	(9,757)

Earnings from operations	6,845	7,777	8,115

Interest expense, net	(1,649)	(1,410)	(1,551)
Foreign currency, net	421	138	(23)
Net finance costs	(1,228)	(1,272)	(1,574)

Earnings before income tax	5,617	6,505	6,541

Provision for income taxes	(2,258)	(1,835)	(2,163)

Net earnings	$3,359	$4,670	$4,378

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$3,359	$4,670	$4,378

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,570	1,466	1,352
Amortization	57	34	38
Impairment loss	2	—	151
Change in deferred tax	1,808	1,044	1,101
Change in employees’ profit sharing	135	—	(1)
Change in assets and liabilities:
Decrease/(increase) in accounts receivable	5,257	(6,939)	5,782
Decrease/(increase) in inventories	2,698	(2,937)	(511)
(Increase)/decrease in prepaid expenses	(979)	952	(780)
(Decrease)/increase in accounts payable	(146)	23	213
Decrease in accrued liabilities	(880)	(1,869)	(1,574)
Increase in due to related parties	(357)	652	(687)
Total adjustments	9,165	(7,574)	5,084
Net cash provided by/(used in) operating activities	12,524	(2,904)	9,462

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	—	21
Capital expenditures	(28,459)	(4,989)	(4,524)
Decrease/(increase) in restricted cash	438	(381)	(764)
Net cash used in investing activities	(28,021)	(5,370)	(5,267)

Cash flows from financing activities:
Payment of dividends	(960)	(1,200)	(210)
Net proceeds from/(repayments of) working capital facilities	2,322	252	(959)
Proceeds from long-term debt	23,505	9,515	36
Principal payments under long-term debt	(11,565)	(3,263)	(3,225)
Increase in working capital loans from related parties	3,047	2,557	996
Net cash provided by/(used in) financing activities	16,349	7,861	(3,362)

Net increase in cash and cash equivalents	852	(413)	833

Cash and cash equivalents at beginning of year	452	865	32
Cash and cash equivalents at end of year	$1,304	$452	$865

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.

Statements of Shareholders’ Equity

(Dollars in thousands)	Common Shares At Par Value	Legal Reserve	Retained Earnings	Total Comprehensive Income/(Loss)
Balance, January 1, 2007 (unaudited)	$2,098	$32	$16,983

Dividends	—	—	(1,330)
Net earnings	—	—	4,378	$4,378
Legal reserve	—	65	(65)
				$4,378
Balance, December 31, 2007 (unaudited)	2,098	97	19,966

Dividends	—	—	(1,200)
Net earnings	—	—	4,670	$4,670
Legal reserve	—	429	(429)
				$4,670
Balance, December 31, 2008 (unaudited)	2,098	526	23,007

Dividends	—	—	(960)
Net earnings	—	—	3,359	$3,359
Legal reserve	—	20	(20)
				$3,359
Balance, December 31, 2009	$2,098	$546	$25,386

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.

Notes to Financial Statements

1.                           Summary of significant accounting policies and basis of presentation

(a)                               Business

Ferrocarril Transandino S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Orient-Express Hotels Ltd. (“OEH”) incorporated in Bermuda, and 50% owned by Peruval Corp S.A. (“Peruval”) incorporated in Panama.

Its headquarters and registered address are located at Av. Alcanfores # 775, District of Miraflores, Department of Lima.

The purpose of the Company is to act as the concessionaire of the South and South-East Railways of Peru, for which it is authorized to engage mainly in the management of the right of use of the railways and all types of supplementary services, as well as in the construction, maintenance and repair of railway infrastructure, except for cargo and/or passenger services.

To be able to engage in this business, in September 1999, the Company was awarded the South and South-East Railways operation by the Peruvian State through public bidding called by the Ministry of Transport and Communications (“MTC”). The term of the concession is 30 years extendable for up to a maximum of 60 years. Each renewal is approved in five-year increments. In 2003, MTC granted the Company its first extension of the concession contract, but in 2008, MTC denied the second extension. Therefore, the Company has adjusted its useful life of the concession for a period of up to 55 years.

(b)                               Basis for the presentation

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

As noted in Note 7 below, at December 31, 2009, the Company was out of compliance with the current ratio in one of its loans that has been guaranteed by OEH. At that date, $3,642,860 was owed under this loan facility. The Company continues to service fully the interest and principal repayments as these fall due, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance. Because the Company was out of compliance, the balance outstanding at December 31, 2009 has been shown in the current portion of long-term debt.

(c)                                Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, the allowance on devaluation of various supplies, valuation of fixed assets, depreciation, taxes and contingencies.  Actual results could differ materially from management’s estimates.

(d)                               Foreign currency

The functional currency of the Company is the US Dollar, which is also the reporting currency of the Company. The local currency is Nuevos Soles. Foreign currency transaction gains and losses are recognized in earnings as they occur.

(e)                                Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

(f)                                   Restricted cash

In the statements of cash flows for the years ended December 31, 2009, 2008 and 2007, changes in restricted cash balances have been reported in investing activities.

(g)                               Inventories

Inventories include supplies for the maintenance of fixed assets.  Inventories are valued at the lower of cost or market value under the average cost method.

(h)                               Income taxes

Current portion of income tax

Income tax for the current period is measured at the amount expected to be paid to the taxation authorities. The rates and laws used to compute the amount are those in force as of the balance sheet date.

Deferred portion of income tax

Deferred income taxes are provided using the balance sheet method on temporary differences at the balance sheet date between the tax and book bases of assets and liabilities.

All deductible temporary differences and loss carryforwards generate the recognition of deferred tax assets to the extent that it is probable that they can be used in calculating taxable income in future years. Deferred income tax is recognized for all deductible temporary differences and tax loss carryforwards, to the extent that is more likely than not that taxable profit will be available against which the deductible temporary differences and unused tax losses can be utilized. The carrying amount of the deferred income tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred asset to be utilized. Unrecognized deferred assets are reassessed at each balance sheet date.

Deferred income tax assets and deferred income tax liabilities are offset if a legally enforceable right exists to set off current tax assets against current income tax liabilities and the deferred income taxes relate to the same taxable entity and the same taxation authority.

ASC 740-20 “Income Taxes”(formerly FIN 48 “Accounting for Uncertainty of Income Taxes”) requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in provision for income taxes. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

(i)                                  Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Installations	33 years
Machinery and equipment	10 years
Transport units	5 years
Furniture and fixtures	10 years
Various equipment	4 to 10 years
Goods of the concession
Improvements in railway infrastructure	10 to 52 years
Improvements in locomotive and rolling stock	10 to 27 years
Improvements in other infrastructure	33 years
Machinery and equipment	10 to 33 years
Transport units	5 years
Various equipment	4 to 10 years

(j)                                   Intangibles, net

Software costs are recorded under assets and classified as intangibles if such costs are not part of the related hardware. Software is amortized using the straight-line method.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Concessions and rights	55 years
Logo and trademarks	30 years
Software and licenses	4 years

(k)                               Impairment of long-lived assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets-Subsequent Measurement” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company’s management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, the Company records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(l)                                  Employees’ length of service compensation

The provision for employees’ length of service compensation included under taxes and other accounts payable is charged to operations as the compensation becomes due.

(m)                             Revenue recognition

Revenue is primarily earned on a per kilometer basis as locomotives and rolling stock move along rail tracks managed under the concession granted to the Company.  Revenue is also earned from the management of assets (i.e., rental of locomotives (including self-propelled cars) and rolling stock) provided under the concession for use in the operation of the railway infrastructure.

Revenues in providing these services are recognized, as appropriate, when:

1.                          The amount of revenues can be reliably quantified;

2.                          The transaction-related economic benefits are likely to flow to the Company;

3.                          The degree of completion of the transaction, on the date of the balance, can be reliably quantified; and

4.                          The costs incurred in providing the services, as well as those still to be incurred until completed, can be reliably quantified.

(n)                               Interest expense, net

The Company capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $898,450 in 2009 and $98,382 (unaudited) in 2008.

(o)                               Deferred financing costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the term of the related debt.

(p)                               Risk and uncertainties

The Company´s activities expose it to a variety of financial risks: market risks (including interest rate risk and exchange risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management is aware of the market conditions and, based on its knowledge and experience, controls the exchange, interest rate, credit and liquidity risks, following the policies approved by the Board of Directors. The most important aspects of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company controls the required liquidity through a proper management of asset and liability maturity dates, so that the flow of cash matches future payments

Credit risk

The Company´s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company’s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The Company keeps mainly long-term debt subject to a floating interest rate.  Management does not expect to incur significant losses due to interest rate risk.

Exchange risk

The Company carries out its transactions mostly in foreign currency, but management estimates that any fluctuation will not adversely affect the results of the Company’s operations.

(q)                               Deferred employee profit sharing

In accordance with Peruvian law, employee profit sharing is limited to 18 times an employee’s monthly average salary. The excess of calculated statutory employee profit sharing is paid to the Peruvian government and is treated as an additional tax. The Company’s practice is to recognize the employee profit sharing as part of operating cost and any excess profit sharing is recognized as part of current income tax. The Company has a 5% rate for calculating employee profit sharing.  To date, no excess profit sharing has been recognized.

(r)                                 Recent accounting pronouncements

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

2.                            Considerations paid to the Peruvian State

In 1999, the Company received a concession from the Peruvian State represented by MTC relating to the use of rail track, rail stations and other ancillary rail-related services and businesses of the South and South-East Railways in Peru.  Through this concession, the Company invests in and develops rail tracks, stations and other rail services where it has been granted rights to perform such services, and receives revenues from charges it assesses various users of those services.  In exchange for this concession, the Company pays consideration to MTC as follows:

•                                Main consideration, amounting to 37.25% of gross revenues as defined in the concession contract, not including any revenues from the lease of locomotives and rolling stock, which is to be paid annually.

•                                Special consideration, amounting to 50% of the revenues obtained from the lease of locomotives and rolling stock, which is to be paid on a monthly basis.

According to the specifications provided in the public bidding documents, during the first five years of the concession (up to September 2004), the Company was released from paying 100% of these considerations, provided that it invested in railway reconditioning or maintenance in amounts equal to or higher than those computed as considerations. Between the sixth and the tenth years of the concession (as from September 2004), the percentage reduced to 50%. Between the tenth and 20th years of the concession (as from September 2009), the Company is entitled to apply annually towards the payment of the main consideration 10% of any balance amount of officially recognized track investments made during the period from September 2004 through September 2009 which had not previously been applied towards the 50% reduction.

The total amount invested in every period must be reported to Organismo Supervisor de la Inversión en Infraestructura de Transporte de Uso Público (“OSITRAN”) which requires financial statements presented to OSITRAN by the Company to reflect the favorable balance resulting from its higher investments which will be applied against future settlements. The balance of the accounts will be progressively applied during ten years, 10% annually, against the settlements of compensations due the State.

3.                                      Property, plant and equipment, net

The major classes of property, plant and equipment, net are as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Installations	$20	$20
Machinery and equipment	34	34
Transport units	176	201
Furniture and fixtures	45	45
Various equipment	854	844
Goods of the concession	75,056	46,850
Works in progress	801	614
Less: accumulated depreciation	(9,968)	(8,444)
	$67,018	$40,164

Notwithstanding the Company considers that all disbursements related to purchases and improvements of the goods installed in the railway infrastructure are fixed assets, for concession contract purposes, they are the property of the Peruvian State, to which they will be delivered upon termination of the concession contract. As soon as any of the assumptions for property transfer provided in the concession contract materializes, the concessionaire must record the related cost as an intangible and start amortizing it. The Company recognizes investments as intangible assets and amortizes them over a period of up to 55 years. If at the end of the concession, the Company has amortized completely the value of the intangible asset, the State is under no obligation to make any payment. If the intangible asset has not been fully amortized, the State is obliged to pay to the Company its net accounting value.

4.         Intangibles, net

Intangibles consist of the following as of December 31, 2009 and 2008 (dollars in thousands):

	Year ended December 31, 2009
	Concessions and rights	Logo and trademarks	Software and licenses	Total
Carrying amount:
Balance as of January 1, 2009	$227	$110	$740	$1,077
Additions	—	—	33	33
Balance as at December 31, 2009	$227	$110	£773	$1,110

Accumulated amortization:
Balance as of January 1, 2009	$70	$32	$688	$790
Charge for the period	8	3	46	57
Balance as at December 31, 2009	$78	$35	$734	$847

Net book value:
As at December 31, 2008	$157	$78	$52	$287

As at December 31, 2009	$149	$75	$39	$263

	Year ended December 31, 2008 (unaudited)
	Concessions and rights	Logo and trademarks	Software and licenses	Total
Carrying amount:
Balance as of January 1, 2008	$227	$110	$702	$1,040
Additions	—	—	37	37
Balance as at December 31, 2008	$227	$110	$740	$1,077

Accumulated amortization:
Balance as of January 1, 2008	$63	$28	$664	$755
Charge for the period	7	4	24	35
Balance as at December 31, 2008	$70	$32	$688	$790

Net book value:
As at December 31, 2007	$164	$82	$39	$285

As at December 31, 2008	$157	$78	$52	$287

Amortization expense for the year ended December 31, 2009 was $57,000 (2008-$35,000 (unaudited); 2007-$38,000 (unaudited))

Estimated amortization expense for each of the years 2010 to 2014 is $57,000.

5.         Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Working capital facilities	$3,131	$809

Bank loans accrue an annual average interest rate of 3.71% (2008—6.85% (unaudited)) and reach maturity in March 2010.

The Company had approximately $3,200,000 of working capital lines of credit at December 31, 2009 (2008-$2,200,000 (unaudited)) issued by various financial institutions and having various expiration dates, of which $69,000 was undrawn (2008-$1,391,000 (unaudited)).

6.                            Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Compensation to OSITRAN (a)	$2,499	$3,360
Employees’ profit sharing	177	228
Interest payable	67	116
Other taxes and contributions	149	96
Remuneration and vacation payable	66	58
Provision for purchases and services	170	442
Deferred revenue (see Note 2)	26,000	2,946
Employees’ length of service compensation	13	11
Other liabilities	1,080	790
	$30,221	$8,047

Current portion	$6,821	$8,047
Non-current portion — Deferred revenue (see Note 2)	23,400	—
	$30,221	$8,047

(a)               Corresponds to the main consideration payments that the Company has computed since September 2004 under the concession contract entered with the Peruvian State.

7.                            Long-term debt and fair value disclosures

Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 7 years, with a weighted average interest rate of 6.10% and 7.59%, respectively.	$27,659	$15,719
Less: current portion	6,981	1,725
	$20,678	$13,994

At December 31, 2009, the Company was out of compliance with the current ratio in one of its loans which has been guaranteed by OEH. At that date, $3,642,860 was owed under this loan facility. The Company continues to service fully the interest and principal repayments as these fall due, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance. Because the Company was out of compliance, the balance outstanding at December 31, 2009 has been shown in the current portion of long-term debt.

The following is a summary of the aggregate maturities of long-term debt at December 31, 2009 (dollars in thousands):

Year ending December 31,

2010	$6,981
2011	3,273
2012	3,347
2013	3,265
2014	3,423
2015 and thereafter	7,370
$27,659

In April 2009, the Company signed two loan agreements totaling $23,505,000 to finance its investments in railway infrastructure.

Deferred financing costs related to the above outstanding long-term debt were $1,041,619 at December 31, 2009 (2008-$185,599 (unaudited)) and are amortized to interest expense over the term of the corresponding long-term debt.

The outstanding long-term debt of the Company is partially guaranteed by OEH, and is collateralized by cash balances held in restricted cash and the value of the concession contract with the Peruvian government.

Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments. The fair value of debt is calculated by discounting back future interest and principal payments using a discount factor which reflects the Company’s current credit metrics. This factor is derived from credit analysis using inputs such as profit, cash generation, and level of debt.

The estimated fair values of the Company’s financial instruments as of December 31, 2009 are as follows (dollars in thousands):

	December 31, 2009,
	Carrying amount	Fair value
Cash and cash equivalents	$1,304	$1,304
Working capital facilities	$3,131	$3,131
Long-term debt, including current portion	$27,659	$26,461

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

8.         Income taxes

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)

Pre-tax income	$5,617	$6,505	$6,541

Current tax charge	$450	$791	$1,062

Deferred tax charge	$1,808	$1,044	$1,101

The reconciliations of the Peru income tax rate to the Company’s effective tax rate for the three years ended December 31, 2009 are as follows:

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)

Peru income tax rate	30%	30%	30%
Permanent differences	24%	(1)%	6%
Effective tax rate	54%	29%	36%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Provisions included in books	$—	$19
Other deferred tax assets	—	2
Net deferred tax assets	—	21
Fixed assets and intangibles	9,960	8,983
Claims to OSITRAN	—	23
OEH consultancy cost	167	174
Structure fee loans and deferred cost	174	95
Other deferred tax liabilities	762	1
Deferred tax liabilities (depreciation and amortization)	11,063	9,276
Net deferred tax liabilities	$11,063	$9,255

9.         Shareholders’ equity

(a)          Share capital

At December 31, 2009, the Company’s share capital consisted of 7,460,210 fully subscribed and paid shares with a par value of S/1.00 each, all carrying the same rights. The issue of 685,955 shares corresponding to the capitalization of the restatement of Nuevos Soles to constant currency of years 2000 to 2004 is pending.

The shareholders of the Company are as follows:

	Number of shares	Percent of ownership

Orient-Express Hotels Ltd.	3,730,105	50.00
Peruval Corp S.A.	3,730,105	50.00
	7,460,210	100.00

(b)      Legal reserve

In accordance with Peruvian law, a minimum 10% of the annual profits that can be distributed must be transferred to a legal reserve until it equals 20% of the paid-in capital. The legal reserve can be used only to offset losses, but must be replenished and cannot be distributed as dividends, except in case of liquidation. The Company may capitalize the legal reserve but must replenish it in the year immediately after profits are obtained.

(c)       Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Company’s distributable profits are limited to the amount of retained earnings available under local statutory provisions. As from 2003, dividends and any other form of distributed profit are subject to withholding tax at a 4.1% rate on the distributed amount to be borne by the shareholders who are individuals, whether or not domiciled in Peru, or who are juridical persons not domiciled in Peru. Any distribution must be proportionate to the shareholders’ contribution.

10.       Deferred employees’ profit sharing

According to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing and income tax are computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. Employee profit sharing is impacted by both current and deferred tax balances.  Therefore, the balance in employee profit sharing can result in either an asset or liability, depending on the underlying deferred tax balance.

11.       Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which management organizes the Company to make decisions and assess the business performance. In this regard, management considers that the Company operates in a single reportable segment.

12.       Commitments and contingencies

The Peruvian Association of Railway Operators began in January 2009, through the National Institute of Antitrust and Intellectual Property Protection (“INDECOPI”), an administrative sanctioning proceeding against the Company, Perurail S.A., Peruval Corp S.A., and Peruvian Trains & Railways S.A., for alleged abuse of dominant position in the form of abuse of legal proceedings.

In May 2010, the Company was notified by INDECOPI’s agency in charge of free competition (in the first instance) that no financial penalties were to be assessed against the Company, although the Company did receive a warning on the alleged abuse of dominant position. The Company filed an appeal to the tribunal of INDECOPI (in the second instance) on this ruling, and will exhaust all future judicial remedies as it believes the warning is unjustified.

13.       Supplemental cash flow information and restricted cash

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)
Cash paid for:
Interest	$2,006	$772	$1,178
Income taxes	$629	$1,082	$1,355

Restricted cash

At December 31, 2009, $4,126,000 (2008-$4,148,000 (unaudited)) was held in a separate trust fund for the payment of obligations to OSITRAN and certain of the Company’s lenders. Also at December 31, 2009, $1,338,000 (2008-$1,754,000 (unaudited)) was held in a separate reserve account for investment in railway infrastructure improvements to be made by the Company.

14.       Other comprehensive (loss)/income

The components of comprehensive income were as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
Net earnings	$3,359	$4,670	$4,378
Comprehensive income	$3,359	$4,670	$4,378

15.       Related party transactions

Accounts receivable due from Perurail S.A. arise mainly from access charges for use of the railway, lease of locomotives and rolling stock, and lease of stations and yards. These accounts are non-interest bearing and amounts outstanding at December 31, 2009 are expected to be collected in 2010.  In 2009 the Company invoiced Perurail S.A. $20,218,000 (2008-$22,467,000 (unaudited); 2007-$21,267,000 (unaudited)), including value added tax (19%). The amount due from Perurail S.A. to the Company at December 31, 2009 was $38,476 (2008—$39,957 (unaudited)).

Accounts payable to Perurail S.A. correspond to non-interest bearing working capital loans, and are expected to be paid in 2010. The amount due to Perurail S.A. at December 31, 2009 was $6,599,619 (2008—$3,552,398 (unaudited)). They accrue no interest.

The amount due to Orient-Express Peru S.A. at December 31, 2009 was $622,776 (2008-$651,494 (unaudited)) and represents fees and personnel charges of the corporate payroll. They accrue no interest.

Accounts receivable from the Company’s shareholders represent non-interest bearing loans extended to the shareholders, and are expected to be collected in 2010. At December 31, 2009 the amount due from shareholders was $455,000 (2008—$125,000 (unaudited)).

16.       Subsequent events

During the last week of January 2010, heavy rains caused floods that destroyed various sections of the railway on the Cusco - Machu Picchu route. As a result, train operators could not operate on this route for approximately three months while repairs were carried out, and the Company could not charge those operators for use of the railway. Management is claiming under the Company’s insurance for the costs of repairs and the disruption of the Company’s business.

For purposes of the Company’s December 31, 2009 financial statements, management has evaluated subsequent events through June 4, 2010.

BDO — Pazos, López de Romaña, Rodriguez S.C.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Perurail S.A.

Lima, Peru

We have audited the accompanying balance sheet of Perurail S.A. as of December 31, 2009, and the related statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2009. These financial statements are the responsibility of the Company´s management. Our responsability is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S.C.

Lima, Peru

June 4, 2010

Countersigned by:

/s/ MANUEL PAZOS VÉLEZ
Manuel Pazos Vélez
Certified Chartered Public Accountant
Register No. 01-05095

Perurail S.A.

Balance Sheets

	December 31,
	2009	2008
		(unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$3,377	$3,216
Accounts receivable, net of allowances of $nil and $1	4,713	4,318
Due from related parties	2,758	2,669
Prepaid expenses	1,042	1,409
Inventories	6,645	4,671
Total current assets	18,535	16,283

Deferred employees’ profit sharing, net	—	18

Property, plant and equipment, net of accumulated depreciation of $6,273 and $4,615	29,023	24,130
Intangibles, net	215	150
	$47,773	$40,581
Liabilities and Shareholders’ Equity
Working capital facilities	$4,855	$868
Accounts payable	2,892	3,677
Accrued liabilities	2,309	4,771
Current portion of long-term debt	2,013	1,261
Total current liabilities	12,069	10,577

Long-term debt	5,333	7,629
Deferred employees’ profit sharing, net	2	—
Deferred tax liability, net	4,439	3,039
	21,843	21,245
Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (20,000,000 shares authorized) Issued — 20,000,000 (2008 — 202,000)	6,684	59
Legal reserve	14	14
Retained earnings	19,232	19,263
Total shareholders’ equity	25,930	19,336

	$47,773	$40,581

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Operations

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)

Revenue	$63,509	$70,187	$58,088

Expenses:
Operating	(35,204)	(39,611)	(33,545)
Depreciation and amortization	(1,820)	(1,701)	(1,389)
Selling, general and administrative	(10,536)	(11,725)	(10,421)
Total expenses	(47,560)	(53,037)	(45,355)

Gain/(loss) on disposal of fixed assets	149	(12)	(11)

Earnings from operations	16,098	17,138	12,722

Interest expense, net	(1,031)	(906)	(931)
Foreign currency	429	(660)	171
Net finance costs	(602)	(1,566)	(760)

Earnings before income tax	15,496	15,572	11,962

Provision for income taxes	(4,102)	(5,817)	(3,951)

Net earnings	$11,394	$9,755	$8,011

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$11,408	$9,744	$8,005

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,778	1,675	1,365
Amortization	42	26	24
(Gain)/loss on disposal of fixed assets	(149)	12	11
Change in deferred tax	1,386	675	482
Change in employees’ profit sharing	20	(4)	(2)
Change in allowance for doubtful accounts	(1)	(21)	—
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(483)	3,048	(6,984)
Increase in inventories	(1,974)	(1,207)	(866)
Decrease/(increase) in prepaid expenses	367	(943)	(14)
(Decrease)/increase of accounts payable	(785)	1,488	258
(Decrease)/increase in accrued liabilities	(2,462)	(2,208)	4,220
Decrease in due to related parties	—	—	(5,059)
Total adjustments	(2,261)	2,541	(6,565)
Net cash provided by operating activities	9,147	12,285	1,440

Cash flows from investing activities:
Proceeds from disposal of fixed assets	460	—	—
Capital expenditures	(7,089)	(6,314)	(3,522)
Net cash used in investing activities	(6,629)	(6,314)	(3,522)

Cash flows from financing activities:
Payment of dividends	(4,800)	(6,360)	(2,196)
Net proceeds from working capital facilities	3,987	348	57
Principal payments under long-term debt	(1,617)	(1,281)	(3,518)
Proceeds from long-term debt	73	2,267	8,240
Net cash (used in)/provided by financing activities	(2,357)	(5,026)	2,583

Net increase in cash and cash equivalents	161	945	501

Cash and cash equivalents at beginning of year	3,216	2,271	1,770
Cash and cash equivalents at end of year	$3,377	$3,216	$2,271

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Shareholders’ Equity

(Dollars in thousands)	Common Shares At Par Value	Legal Reserve	Retained Earnings	Total Comprehensive Income/(Loss)
Balance, January 1, 2007 (unaudited)	$59	$14	$10,053

Dividends	—	—	(2,196)
Net earnings	—	—	8,011	$8,011
				$8,011
Balance, December 31, 2007 (unaudited)	59	14	15,868

Dividends	—	—	(6,360)
Net earnings	—	—	9,755	$9,755
				$9,755
Balance, December 31, 2008 (unaudited)	59	14	19,263

Capitalization	6,625	—	(6,625)
Dividends	—	—	(4,800)
Net earnings	—	—	11,394	$11,394
				$11,394
Balance, December 31, 2009	$6,684	$14	$19,232

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Notes to Financial Statements

1.                           Summary of significant accounting policies and basis of presentation

(a)          Business

Perurail S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Orient-Express Hotels Ltd. (“OEH”) incorporated in Bermuda, and 50% owned by Peruvian Train & Railways S.A. incorporated in Peru.

Its headquarters and registered address are located at Av. Alcanfores # 775, District of Miraflores, Department of Lima.

The purpose of the Company is the operation of passenger and freight transport by rail, as well as ground cargo transport services for the Cerro Verde mine.

In order to perform its corporate purpose, in August 2000 the Company entered a lease with Ferrocarril Transandino S.A. by which the Company was granted access to and use of the tracks, locomotives, coaches, wagons, machine shops and parts of the train stations of the South and South-East Railways operated by Ferrocarril Transandino S.A. Under this contract, various rates are established and payable for the use of locomotives, coaches and wagons based on traveled kilometers, which are settled on a monthly basis.

(b)          Basis for the presentation

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

(c)           Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, the allowance for doubtful accounts, allowance on devaluation of various supplies, valuation of fixed assets, depreciation, taxes and contingencies. Actual results could differ materially from management’s estimates.

(d)          Foreign currency

The functional currency of the Company is the US Dollar which is also the reporting currency of the Company. The local currency is Nuevos Soles. Foreign currency transaction gains and losses are recognized in earnings as they occur.

(e)           Cash and cash equivalents

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

(g)          Inventories

Inventories include supplies for maintenance of fixed assets.  Inventories are valued at the lower of cost or market value under the average cost method.

(h)          Income taxes

Current portion of income tax

Income tax for the current period is measured at the amount expected to be paid to the taxation authorities. The rates and laws used to compute the amount are those in force as of the balance sheet date.

Deferred portion of income tax

Deferred income taxes are provided using the balance sheet method on temporary differences at the balance sheet date between the tax and book bases of assets and liabilities.

All deductible temporary differences and loss carryforwards generate the recognition of deferred tax assets to the extent that it is probable that they can be used in calculating taxable income in future years. Deferred income tax is recognized for all deductible temporary differences and tax loss carryforwards, to the extent that is more likely than not that taxable profit will be available against which the deductible temporary differences and unused tax losses can be utilized. The carrying amount of the deferred income tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred asset to be utilized. Unrecognized deferred assets are reassessed at each balance sheet date.

Deferred income tax assets and deferred income tax liabilities are offset if a legally enforceable right exists to set off current tax assets against current income tax liabilities and the deferred income taxes relate to the same taxable entity and the same taxation authority.

ASC 740-20 “Income Taxes” (formerly FIN 48 “Accounting for Uncertainty of Income Taxes”) requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in provision for income taxes. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

(i)           Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Installations	33 years
Machinery and equipment	10 years
Transport units	5 years
Improvements to locomotive and rolling stock assets under lease	26 years
Owned locomotives and rolling stock	26 years
Furniture and fixtures	10 years
Computer equipment	4 years
Operating assets	10 years

(j)            Intangibles, net

Software costs are recorded under assets and classified as intangibles if such costs are not part of the related hardware. Software is amortized using the straight-line method.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Logo and trademarks	30 years
Software and licenses	4 years

(k)          Impairment of long-lived assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets-Subsequent Measurement” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company’s management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, the Company records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(l)           Financial leasing

For financial leasing transactions, the method used consists of showing under fixed assets the total cost of the contract and its corresponding liability. Financial expenses are charged to operations in the period in which they become due, and depreciation of assets is charged to operations based on their useful life.

(m)          Employees’ length of service compensation

The provision for employees’ length of service compensation included under taxes and other accounts payable is charged to operations as the compensation becomes due.

(n)          Revenue recognition

Passenger transport revenue includes ticket revenue that is recognized when the related services are provided.  Tickets are mainly issued no more than 11 days prior to the date of travel and refunds on tickets not used are immaterial.  Rail freight and cargo revenues are recognized when the freight and cargo reaches its destination. Ground cargo transport services revenues are recognized on a fixed fee basis per month, plus variable fees per ton transported when the services are provided.  Revenues are presented net of taxes collected from customers and remitted to governmental authorities.

Revenues in providing these services are recognized, as appropriate, when:

1.          The amount of revenues can be reliably quantified;

2.          The transaction-related economic benefits are likely to flow to the Company;

3.          The degree of completion of the transaction, on the date of the balance, can be reliably quantified; and

4.          The costs incurred in providing the services, as well as those still to be incurred until completed, can be reliably quantified.

(o)          Interest expense, net

The Company capitalizes interest during the construction of assets. There was no capitalized interest in 2009, 2008 and 2007.

(p)          Deferred financing costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the term of the related debt.

(q)          Risk and uncertainties

The Company’s activities expose it to a variety of financial risks: market risks (including interest rate risk and exchange risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management is aware of the market conditions and, based on its knowledge and experience, controls the exchange, interest rate, credit and liquidity risks, following the policies approved by the Board of Directors. The most important aspects of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company controls the required liquidity through a proper management of asset and liability maturity dates, so that the flow of cash matches future payments.

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The Company keeps mainly long-term debt subject to a floating interest rate.  Management does not expect to incur significant losses due to interest rate risk.

Exchange risk

The Company carries out its transactions mostly in foreign currency, but management estimates that any fluctuation will not adversely affect the results of the Company’s operations.

(r)           Deferred employee profit sharing

In accordance with Peruvian law, employee profit sharing is limited to 18 times an employee’s monthly average salary. The excess of calculated statutory employee profit sharing is paid to the Peruvian government and is treated as an additional tax. The Company’s practice is to recognize the employee profit sharing as part of operating cost and any excess profit sharing is recognized as part of current income tax. The Company has a 5% rate for calculating employee profit sharing.  To date, no excess profit sharing has been recognized.

(s)           Recent accounting pronouncements

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

2.         Property, plant and equipment, net

The major classes of property, plant and equipment are as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Land	$437	$56
Installations	465	465
Machinery and equipment	925	1,353
Transport units	2,500	2,500
Improvements to locomotive and rolling stock assets under lease	22,289	17,273
Owned locomotives and rolling stock	3,221	3,148
Furniture and fixtures	2,864	2,726
Works in progress	2,595	1,224
Less: accumulated depreciation	(6,273)	(4,615)
	$29,023	$24,130

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Locomotives and rolling stock	$2,340	—
Less: accumulated depreciation	(82)	—
	$2,258	—

3.         Intangibles, net

Intangibles consist of the following as of December 31, 2009 and 2008 (dollars in thousands):

	Year ended December 31, 2009
	Logo and trademarks	Software and licenses	Total
Carrying amount:
Balance as of January 1, 2009	$122	$159	$281
Additions	—	63	63
Transfers	—	44	44
Balance as at December 31, 2009	$122	$266	$388

Accumulated amortization:
Balance as of January 1, 2009	$34	$97	$131
Charge for the period	4	38	42
Balance as at December 31, 2009	$38	$135	$173

Net book value:
As at December 31, 2008	$88	$62	$150

As at December 31, 2009	$84	$131	$215

	Year ended December 31, 2008 (unaudited)
	Logo and trademarks	Software and licenses	Total
Carrying amount:
Balance as of January 1, 2008	$122	$119	$241
Additions	—	38	38
Transfers	—	2	2
Balance as at December 31, 2008	$122	$159	$281

Accumulated amortization:
Balance as of January 1, 2008	$30	$75	$105
Charge for the period	4	22	26
Balance as at December 31, 2008	$34	$97	$131

Net book value:
As at December 31, 2007	$92	$44	$136

As at December 31, 2008	$88	$62	$150

Amortization expense for the year ended December 31, 2009 was $42,000 (2008-$26,000 (unaudited); 2007-$24,000 (unaudited)).

Estimated amortization expense for each of the years 2010 to 2014 is $42,000.

4.         Working capital facilities

Working capital facilities are composed of the following, all repayable within one year (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Working capital facilities	$4,855	$868

Bank loans accrue an annual average interest rate of 3.7% (2008—6.8% (unaudited)).

The Company had approximately $5,215,000 of working capital lines of credit at December 31, 2009 (2008-$2,000,000 (unaudited)) issued by various financial institutions and having various expiration dates, of which $360,000 was undrawn (2008-$1,132,000 (unaudited)).

5.                            Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Income tax	$—	$1,899
Other taxes	176	33
Employees’ length of service compensation	67	75
Vacation payable	348	362
Remuneration and profit sharing payable	1,093	1,375
Advance payments received from passengers	427	568
Provision for purchases and services	198	444
Other accounts payable	—	15
	$2,309	$4,771

6.                            Long-term debt, obligations under capital lease and fair value disclosures

(a)          Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 5 years, with a weighted average interest rate of 4.07% and 6.29%, respectively.	$5,362	$6,623
Obligations under capital lease (see Note 6(b))	1,984	2,267
	7,346	8,890
Less: current portion	2,013	1,261
	$5,333	$7,629

Deferred financing costs related to the above outstanding long-term debt were $161,400 at December 31, 2009 (2008-$202,764 (unaudited)) and are amortized to interest expense over the term of the corresponding long-term debt.

The following is a summary of the aggregate maturities of long-term debt excluding obligations under capital leases at December 31, 2009 (dollars in thousands):

Year ending December 31,

2010	$1,262
2011	1,262
2012	1,262
2013	1,262
2014	314
$5,362

(b)          Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2009 (dollars in thousands):

Year ending December 31,

2010	$870
2011	870
2012	435
Minimum lease payments	2,175
Less: amount of interest contained in above payments	191
Present value of minimum lease payments	1,984
Less: current portion	751
$1,233

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

(c)           Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents and working capital facilities approximates fair value because of the short maturity of those instruments. The fair value of debt is calculated by discounting back future interest and principal payments using a discount factor which reflects the Company’s current credit metrics. This factor is derived from credit analysis using inputs such as profit, cash generation, and level of debt.

The estimated fair values of the Company’s financial instruments as of December 31, 2009 are as follows (dollars in thousands):

	December 31, 2009
	Carrying amount	Fair value
Cash and cash equivalents	$3,377	$3,377
Working capital facilities	$4,855	$4,855
Long-term debt, including current portion	$7,346	$7,055

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

7.         Income taxes

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)

Pre-tax income	$15,496	$15,572	$11,962

Current tax	$(2,702)	$(5,145)	$(3,471)

Deferred tax charge	$(1,400)	$(672)	$(480)

The reconciliations of the Peru income tax rate to the Company’s effective tax rate for the three years ended December 31, 2009 are as follows:

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)

Peru income tax rate	30%	30%	30%
Permanent differences	(4)%	7%	3%
Effective tax rate	26%	37%	33%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Provisions included in books	$—	$—
Other deferred tax assets	—	104
Net deferred tax assets	—	104
Fixed assets and intangibles	(4,382)	(3,079)
Structure fee loans and deferred cost	(48)	(64)
Other deferred tax liabilities	(9)	—
Deferred tax liabilities (depreciation and amortization)	(4,439)	(3,143)
Net deferred tax liabilities	$(4,439)	$(3,039)

8.         Shareholders’ equity

(a)          Share capital and additional-paid in capital

At December 31, 2009, the Company’s share capital consisted of 20,000,000 fully subscribed and paid shares with a par value of S/1.00 each, all carrying the same rights.

In May 2009, the Company recorded a capitalization of earnings from exposure to inflation in 1999 to 2004 amounting to 21,188 shares, equivalent to S/21,188. As of the capitalization date, earnings from exposure to inflation was included as part of common shares. As a consequence, no additional movement was required in the statements of shareholders’ equity.

Also in May 2009, the Company recorded a capitalization of retained earnings amounting to 19,776,812 shares, equivalent to S/19,776,812 ($6,625,398), increasing common shares at par value.

The shareholders of the Company are as follows:

	Number of shares	Percent of Ownership

Orient-Express Hotels Ltd.	10,000,000	50.00
Peruvian Trains & Railways S.A.	10,000,000	50.00
	20,000,000	100.00

(b)                   Legal reserve

In accordance with Peruvian law, a minimum 10% of the annual profits that can be distributed have to be transferred to a legal reserve until it equals 20% of the paid-in capital. The legal reserve can be used only to offset losses, but must be replenished and cannot be distributed as dividends, except in case of liquidation. The Company may capitalize the legal reserve but must replenish it in the year immediately after profits are obtained.

(c)           Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. As from 2003, dividends and any other form of distributed profit are subject to a withholding tax at a 4.1% rate on the distributed amount to be borne by the shareholders who are individuals, whether or not domiciled in Peru, or who are juridical persons not domiciled in Peru. Any dividends distribution must be proportionate to the shareholders’ contribution.

9.         Deferred employees’ profit sharing

According to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. Employee profit sharing is impacted by both current and deferred tax balances.  Therefore, the balance in employee profit sharing can result in either an asset or liability, depending on the underlying deferred tax balance.

10.       Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which the management organizes the Company to make decisions and assess the business performance.  In this regard, management considers that the Company operates one single reportable segment.

11.       Commitments and contingencies

The Peruvian Association of Railway Operators began in January 2009, through the National Institute of Antitrust and Intellectual Property Protection (“INDECOPI”), an administrative sanctioning proceeding against the Company, Ferrocarril Transandino S.A., Peruval Corp S.A., and Peruvian Trains & Railways S.A., for alleged abuse of dominant position in the form of abuse of legal proceedings.  In May 2010, INDECOPI notified the Company and the other parties of its ruling in the first instance and imposed a penalty of 657.5 UIT equivalent to S/2,400,000 ($822,000) against the Company and issued a warning to the other parties. The Company filed an appeal to the tribunal of INDECOPI (in the second instance) and believes, based upon current facts and circumstances, that a material payment upon final resolution of this proceeding, including all future judicial remedies, is unlikely.

In addition, INDECOPI has begun sanctioning proceedings against the Company because of separate accidents that occurred in January and December 2008 on the Cuzco-Machu Picchu route.  The maximum penalty in each proceeding is approximately $50,000.  While the Company believes penalties are likely to be imposed, they are not expected to be a material amount.

12.       Supplemental cash flow information

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)
Cash paid for:
Interest	$1,034	$953	$931
Income taxes	$3,356	$5,126	$3,460

13.       Other comprehensive income

The components of comprehensive income were as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
Net earnings	$11,394	$9,755	$8,011
Comprehensive income	$11,394	$9,755	$8,011

14.       Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2009 was $173,215 (2008—$1,499,632 (unaudited)). In 2008, it was resolved to distribute dividends of $6,360,000 (unaudited), of which $1,150,000 (unaudited) were applied to the accounts receivable from shareholders.

Accounts receivable from Ferrocarril Transandino S.A. for working capital, according to estimates, will start to be paid in 2010. The amount due from Ferrocarril Transandino S.A. at December 31, 2009 was $6,599,619 (2008—$3,552,398 (unaudited)).

The amount due to Ferrocarril Transandino S.A. at December 31, 2009 was $38,476 (2008-$39,957 (unaudited)) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans.  These accounts accrue no interest and will be paid in 2010. In 2009, the Company received services from Ferrocarril Transandino S.A. in the amount of $20,218,000 (2008-$22,467,000 (unaudited); 2007—$21,267,000 (unaudited)), including the value added tax (19%).

The amount due to Orient-Express Peru S.A. at December 31, 2009 was $3,975,535 (2008-$2,343,369 (unaudited)) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

15.       Subsequent events

During the last week of January 2010, heavy rains caused floods that destroyed various sections of the railway on the Cusco - Machu Picchu route.  As a result, trains could not operate on this route for approximately three months while repairs were carried out. Management is claiming under the Company’s insurance for the disruption on the Company’s business.

For purposes of the Company’s December 31, 2009 financial statements, management has evaluated subsequent events through June 4, 2010.

BDO — Pazos, López de Romaña, Rodriguez S.C.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Peru OEH S.A. and Peru OEH Machu Picchu S.A.

Lima, Peru

We have audited the accompanying combined balance sheets of Peru OEH S.A. and Peru OEH Machu Picchu S.A. (together the “Group”) as of December 31, 2009, and the related combined statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2009. These financial statements are the responsibility of the Group´s management. Our responsability is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Group at December 31, 2009, and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S.C.

Lima, Peru

June 4, 2010

Countersigned by:

/s/ MANUEL PAZOS VÉLEZ
Manuel Pazos Vélez
Certified Chartered Public Accountant
Register No. 01-05095

PERU OEH S.A. AND PERU OEH MACHU PICCHU S.A.

COMBINED BALANCE SHEETS

	December 31,
	2009	2008
		(unaudited)
	(Dollars in thousands)
Assets
Cash and cash equivalents	$11,505	$1,464
Restricted cash	5,841	1,939
Accounts receivables	10,138	4,876
Due from related parties	438	5,447
Inventories	1,646	1,427
Prepaid expenses	778	1,105
Total current assets	30,346	16,258

Various long-term accounts receivable	—	4,895
Investments	39	39
Property, installations and equipment, net of accumulated depreciation of $5,099 and $4,046	25,481	17,605
Goodwill	1,159	1,159
Intangibles, net	24,135	24,711
	$81,160	$64,667

Liabilities and Shareholders’ Equity
Working capital facilities	$—	$117
Accounts payable	1,049	781
Accrued liabilities	6,682	2,453
Deferred revenue	777	808
Due to related parties	1,817	4,523
Current portion of long-term debt	30,149	1,236
Total current liabilities	40,474	9,918

Long-term debt	2,245	14,442
Deferred tax liability, net	4,356	5,032
Deferred employees’ profit sharing	353	266
	47,428	29,658
Commitments and contingencies

Shareholders’ equity:
Common shares S/1,000 par value (67,400 shares authorized) Issued - 67,400 (2008 - 67,400)	20,003	20,003
Retained earnings	13,729	15,006
Total shareholders’ equity	33,732	35,009
	$81,160	$64,667

The accompanying notes are an integral part of these financial statements.

PERU OEH S.A. AND PERU OEH MACHU PICCHU S.A.

COMBINED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)

Revenue	$23,248	$27,768	$24,094

Expenses:
Depreciation and amortization	(1,581)	(1,446)	(1,190)
Impairment of inventories	—	(207)	—
Operating	(6,014)	(6,753)	(6,074)
Selling, general and administrative	(13,946)	(11,653)	(9,063)
Total expenses	(21,541)	(20,059)	(16,327)

Earnings from operations	1,707	7,709	7,767

Interest expense, net	(1,561)	(2,426)	(1,941)
Foreign currency, net	425	(461)	157
Net finance costs	(1,136)	(2,887)	(1,784)

Earnings before income tax	571	4,822	5,983

Provision for income tax	(28)	(3,252)	77

Net earnings	$543	$1,570	$6,060

The accompanying notes are an integral part of these financial statements.

PERU OEH S.A. AND PERU OEH MACHU PICCHU S.A.

COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)

Cash flows from operating activities:
Net earnings	$543	$1,570	$6,060
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,005	971	775
Amortization	576	475	415
Provision for doubtful accounts on related party loans	4,020	—	—
Deferred employees’ profit sharing	87	266	—
Deferred income tax	(676)	1,868	(561)
Impairment of inventories	—	207	—
Loss on disposal of investments, fixed assets and intangibles	23	37	23
Change in assets and liabilities, net of effects from acquisition of subsidiary:
Increase in accounts receivable	(4,084)	(456)	(5,270)
Increase in inventories	(219)	(179)	(543)
Decrease/(increase) in prepaid expenses	327	(66)	(481)
Increase/(decrease) in accounts payable	144	(290)	650
Decrease/(increase) in due from related parties	1,203	(2,952)	6,362
(Decrease)/increase in accrued liabilities	(168)	1,577	(3,500)
Total adjustments	2,238	1,458	(2,130)
Net cash provided by operating activities	2,781	3,028	3,930

PERU OEH S.A. AND PERU OEH MACHU PICCHU S.A.

COMBINED STATEMENTS OF CASH FLOWS (continued)

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
		(unaudited)	(unaudited)
Cash flows from investing activities:
Capital expenditures	(2,090)	(4,019)	(4,034)
Acquisitions, net of cash acquired	(106)	—	—
Decrease/(increase) in restricted cash	(3,902)	514	16
Net cash used in investing activities	(6,098)	(3,505)	(4,018)

Cash flows from financing activities:
Net proceeds from working capital facilities	(117)	—	—
Proceeds from long-term debt	15,537	4,477	10,561
Repayment of long-term debt	(1,342)	(6,294)	(6,616)
Payment of common share dividends	(720)	(720)	—
Net cash provided by/(used in) financing activities	13,358	(2,537)	3,945

Net increase/(decrease) in cash and cash equivalents	10,041	(3,014)	3,857

Cash and cash equivalents at beginning of year	1,464	4,478	622
Cash and cash equivalents at end of year	$11,505	$1,464	$4,479

The accompanying notes are an integral part of these financial statements.

PERU OEH S.A. AND PERU OEH MACHU PICCHU S.A.

COMBINED STATEMENTS OF SHAREHOLDERS´ EQUITY

(Dollars in thousands)	Common shares at par value	Retained earnings	Total comprehensive income
Balance, January 1, 2007 (unaudited)	$20,003	$8,096

Net earnings	—	6,060	$6,060
			$6,060
Balance, December 31, 2007 (unaudited)	20,003	14,156

Dividends	—	(720)
Net earnings	—	1,570	$1,570
			$1,570
Balance, December 31, 2008 (unaudited)	20,003	15,006

Dividends	—	(1,820)
Net earnings	—	543	$543
			$543
Balance, December 31, 2009	$20,003	$13,729

The accompanying notes are an integral part of these financial statements.

PERU OEH S.A. AND PERU OEH MACHU PICCHU S.A.

Notes to the Combined Financial Statements

1.                           Summary of significant accounting policies and basis of presentation

(a)                               Business

The combined financial statements of Peru OEH S.A. and Peru OEH Machu Picchu S.A. (together, the “Group”) correspond to a group of companies under a common management control, which operate hotels in Cuzco, Arequipa and Urubamba, Peru. The Group is made up of:

Peru OEH S.A.

Peru OEH S.A. is 50% owned by OEH Peru Ltd. incorporated in Bermuda, and 50% owned by Peru Hotel Machu Picchu S.A. incorporated in Peru.

Its headquarters and registered address is located at la Calle Alcanfores Nº 775, District of Miraflores, Province of Lima. Hotel Monasterio del Cuzco is located at Calle Palacio Nº 140, Department de Cuzco.  Las Casitas del Colca is located at Curiña s/n, Valle del Colca Anansaya, District of Yanque, Province of Caylloma, Department of Arequipa.

The purpose of Peru OEH S.A. is providing accommodation, food, beverages and other services through Hotel Monasterio del Cuzco and Las Casitas del Colca. On January 1, 2007, Machu Picchu Sanctuary Lodge was transferred to Peru OEH Machu Picchu S.A. It also provides food and beverage service on board the Hiram Bingham train service operated by its related company Perurail S.A.

Peru OEH S.A. also owns a subsidiary acquired in December 2009 which owns Hotel Rio Sagrado (see Note 4).

Peru OEH Machu Picchu S.A.

Peru OEH Machu Picchu S.A. is 50% owned by OEH Peru Ltd. incorporated in Bermuda, and 50% owned by Peru Hotel Machu Picchu S.A. incorporated in Peru.

Its headquarters and registered address is located at la Calle Alcanfores Nº 775, District of Miraflores, Province of Lima. Hotel Machu Picchu Sanctuary Lodge is located at Carretera Hiram Bingham, Province of Urubamba, Department of Cuzco.

The purpose of Peru OEH Machu Picchu S.A. is providing accommodation, food, beverages and other services through Machu Picchu Sanctuary Lodge.

(b)          Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect the combined results of operations, financial position and cash flows of the Group.

As noted in Note 9 below, at December 31, 2009, the Group was out of compliance with a leverage ratio and indebtedness ratio in its loans, that have been contingently guaranteed by Orient-Express Hotels Ltd. if it ceases to be a direct or indirect 50% shareholder in the Group. At that date $29,979,000 was owed under this loan facility. The Group continues to service fully the interest and principal repayments as these fall due, including a principal repayment of $1,394,926 in January 2010, and is continuing to negotiate with the lender to determine how to bring the Group back into compliance.

(c)           Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include, but are not limited to, the valuation of fixed assets and intangibles, depreciation and amortization, and taxes.  Actual results could differ materially from management’s estimate.

(d)          Foreign currency

The functional currency of the Group is the US Dollar, which is also the reporting currency of the Group. The local currency is Nuevos Soles. Foreign currency transaction gains and losses are recognized in earnings as they occur.

(e)           Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

(f)            Restricted cash

In the combined statement of cash flows for the years ended December 31, 2009, 2008 and 2007, changes in restricted cash balances have been reported in investing activities.

(g)          Inventories

Inventories are valued at the lower of their cost or market value under the average cost method.

(h)          Income taxes

Current portion of income tax

Income tax for the current period is measured at the amount expected to be paid to the taxation authorities. The rates and laws used to compute the amount are those in force as of the balance sheet date.

Deferred portion of income tax

Deferred income taxes are provided using the balance sheet method on temporary differences at the balance sheet date between the tax and book bases of assets and liabilities.

All deductible temporary differences and loss carryforwards generate the recognition of deferred tax assets to the extent that it is probable that they can be used in calculating taxable income in future years. Deferred income tax is recognized for all deductible temporary differences and tax loss carryforwards, to the extent that is more likely than not that taxable profit will be available against which the deductible temporary differences and unused tax losses can be utilized. The carrying amount of the deferred income tax and employee profit sharing assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred asset to be utilized. Unrecognized deferred assets are reassessed at each balance sheet date.

Deferred income tax assets and deferred income tax liabilities are offset if a legally enforceable right exists to set off current tax assets against current income tax liabilities and the deferred income taxes relate to the same taxable entity and the same taxation authority.

ASC 740-20 “Income Taxes” (formerly FIN 48 “Accounting for Uncertainty of Income Taxes”) requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Group would recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. At December 31, 2009 and 2008, the Group did not record any liabilities for uncertain tax positions.

(i)           Property, installations and equipment, net

Property, installations and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Installations	60 years
Transport units	5 years
Various equipment	5 and 25 years
Furniture and fixtures	15 years

(j)            Intangibles and accumulated amortization

Intangibles are recorded at their initial cost less the corresponding accumulated amortization. After the initial recognition, intangibles are measured at cost less accumulated amortization and any accumulated loss for devaluation.

Intangibles are amortized as follows:

Description	Useful lives
Concession Hotel Monasterio del Cuzco	60 years
Concession Machu Picchu Sanctuary Lodge	60 years
Software	10 years

(k)          Impairment of long-lived assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets-Subsequent Measurement” (formerly SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Group’s management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, the Group records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(l)           Goodwill

In accordance with ASC 350 “Intangibles-Goodwill and Other”(formerly SFAS No 142, “Goodwill and Other Intangible Assets”), goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under ASC 350 is performed in two steps: first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  There was no impairment loss in 2009, 2008 or 2007.

(m)          Employees’ length of service compensation

The provision for employees’ length of service compensation included under accrued liabilities is charged to operations as the compensation becomes due.

(n)                               Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed.  Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed.

(o)      Interest expense, net

The Group capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $571,830 in 2009 and $254,569 (unaudited) in 2008. No interest was capitalized in 2007.

(p)          Deferred financing costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the term of the related debt.

(q)          Risk and uncertainties

The Group’s activities expose it to a variety of financial risks: market risks (including interest rate risk and exchange risk), credit risk, and liquidity risk. The Group’s risk management program tries to minimize the potential adverse effects on its financial performance. Management is aware of the market conditions and, based on its knowledge and experience, controls the exchange, interest rate, credit and liquidity risks, following the policies approved by the Boards of Directors. The most important aspects for the management of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Group controls the required liquidity through a proper management of asset and liability maturity dates, so that the flow of cash matches future payments.

Credit risk

The Group’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Group’s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The Group keeps mainly long-term debt subject to a floating interest rates. The Group does not expect to incur in significant losses due to interest rate risk.

Exchange risk

The Group carries out its transactions mostly in foreign currency, but management estimates that any fluctuation will not adversely affect the results of the Group’s´ operations.

(r)           Deferred employee profit sharing

In accordance with Peruvian law, employee profit sharing is limited to 18 times an employee’s monthly average salary. The excess of calculated statutory employee profit sharing is paid to the Peruvian government and is treated as an additional tax. The Group’s practice is to recognize the employees’ profit sharing as part of operating cost and any excess profit sharing is recognized as part of current income tax. The Group has a 5% rate for calculating employee profit sharing. To date, no excess profit sharing has been recognized.

(s)           Derivative financial instruments

If a derivative instrument is not designated as a hedge for accounting purposes, the fluctuations in the fair value of the derivative are recorded in earnings.

The Group is exposed to interest rate risk on its floating rate debt and management uses derivatives to manage the impact of interest rate changes on earnings and cash flows. The Group’s policy is to enter into an interest rate swap agreement to hedge the variability in interest rate cash flows on floating rate debt. The swap effectively converts the floating rate interest payments on a portion of the outstanding debt into fixed payments.

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

ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Group does not expect any material impact from the adoption of the ASU.

2.         Concessions

In March 1999, Peru OEH S.A. acquired the concession of the Monastery San Antonio de Abad del Cuzco where Hotel Monasterio del Cuzco operates. The original term of the concession contract was ten obligatory years, renewable for ten additional years, counted as from April 1996. In September 2007, the concession contract was terminated and a usufruct contract was entered into (see Note 3).

Also in March 1999, Peru OEH S.A. acquired the concession of the Hotel de Turistas located in Machu Picchu (renamed Machu Picchu Sanctuary Lodge). The term of the concession contract is 20 obligatory years, renewable for ten additional years, counted as from May 1995. The contract provides that during the concession term, the Cuzco Region will receive a monthly fixed consideration of $7,159 and an additional amount equivalent to 6% of the total monthly gross revenues generated by Machu Picchu Sanctuary Lodge. In October 2006, a contract of assignment was entered into under which Peru OEH S.A. assigned the concession of Machu Picchu Sanctuary Lodge to Peru OEH Machu Picchu S.A. Through supplementary agreement entered January 1, 2007, it was agreed that the assignment took place on that date and the consideration amounted to $11,513,399.

During the term of the concession contracts, any improvements to real and personal properties included in the concessions and any other assets that may be acquired to be used in the hotel business will be owned by the Archbishopry of Cuzco in the case of the Hotel Monasterio del Cuzco and by the Cuzco Region in the case of Machu Picchu Sanctuary Lodge at the expiration of the contracts, with no reimbursement whatsoever. Likewise, the contracts terminate without any court resolution requirement under the circumstances stated therein.

3.                            Usufruct contracts

In March 1999, Peru OEH S.A. entered a usufruct contract (similar to a lease arrangement) of the former Convento de las Nazarenas located next to Hotel Monasterio del Cuzco. The contract had a term of 21 years and five months as from March 1999, and the monthly rent amounted to $7,500 adjustable annually based on the consumer price index. In March 2005, an amendment to the contract was entered for a term of 20 years and providing for (i) a monthly rent of $9,000 for the term of two years and eight months considered as the “pre-operating stage” and (ii) a monthly rent of $20,000 plus 4.5% of the gross operating revenues of the hotel created from the former convent, for a term of 17 years and four months to be computed as from completion of the “pre-operating stage”. Should the “pre-operating stage” be extended, a monthly rent of $16,000 was to be paid until its completion. Peru OEH S.A. had the right to extend the term of the contract for ten additional years.

In January 2010, the March 2005 amendment was further amended to extend the “pre-operating stage” to seven years and to establish the term after the “pre-operating stage” at 23 years. Peru OEH S.A. has the right to extend the term for seven years and eight months.

In September 2007, Peru OEH S.A. entered a contract for the usufruct of Hotel Monasterio del Cuzco and of certain furniture and fixtures owned by the Archbishopry of Cuzco, for a term of 30 years as from the signature of the contract. This contract replaced the concession contract of Hotel Monasterio del Cuzco referred to in Note 2, and provides that the Archbishopry of Cuzco will receive monthly rent of $13,492 adjustable annually based on the consumer price index plus the equivalent to 4.5% of the total monthly gross revenues generated by Hotel Monasterio del Cuzco. Peru OEH S.A. has the option, every five years, to extend the term of the usufruct for five additional years up to 30 years.

4.         Acquisition

On December 23, 2009, Peru OEH S.A. acquired 100% of the share capital of Inversiones Turisticas Vagamundos S.A.C., which owns the Hotel Rio Sagrado located in the Sacred Valley, Urubamba, Peru, at an agreed purchase price of $7,000,000 less debt assumed. Peru OEH S.A. purchased the hotel to enhance its presence in the Peruvian hotel market.  No intangible assets were identified.

Peru OEH S.A. performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities as at December 23, 2009, which is complete with the exception of the vendor providing support on certain asset balances.  Peru OEH S.A. expects to finalize the purchase price allocation no later than the fourth quarter of 2010.

The following table summarizes the consideration paid for the hotel and the preliminary fair values of the assets acquired and liabilities assumed (dollars in thousands):

Fair value on December 23, 2009
Consideration:
Total agreed consideration	$7,000
Less: existing debt assumed	(2,415)
Purchase price	$4,585

Assets acquired and liabilities assumed:
Cash and cash equivalents	$15
Accounts receivables	303
Property, plant and equipment	6,814
Accrued liabilities	(132)
Long-term debt	(2,415)
Net assets acquired	$4,585

The acquisition of the hotel has been accounted for using the purchase method of accounting for business combinations.  The results of operations of the hotel have been included in the combined statement of operations since the date of acquisition.

As of December 31, 2009, Peru OEH S.A. had paid only a deposit of $121,000 towards the acquisition.  The remaining outstanding balance of $4,464,000 was held in accrued liabilities (see Note 8).

The pro forma effects of the acquisition of this hotel on the Group’s combined statement of operations had the acquisition date been January 1, 2009 were an increase in revenues of $149,000 and a net loss of $490,000.  The hotel opened in April 2009 and was not operating in 2008.

5.         Property, installations and equipment, net

The major classes of property, installations and equipment are as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)

Land	$4,553	$1,365
Installations	13,888	6,410
Transport units	465	461
Various equipment	4,500	3,413
Furniture and fixtures	4,551	3,229
Works in progress	2,623	6,773
	30,580	21,651
Less: accumulated depreciation	(5,099)	(4,046)
Net cost	$25,481	$17,605

6.         Goodwill

There has been no change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008.  The carrying value of goodwill that arose on the acquisition of hotel contracts was $1,159,000.  There has been no impairment of this goodwill since it was acquired.

The Group’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of the reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference.

The determination of impairment incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. However, these assumptions and uncertainties are, by their very nature, highly judgmental.  If the assumptions are not met, the Group may be required to recognize goodwill impairment losses.

7.         Intangibles, net

Intangibles consist of the following as of December 31, 2009 and 2008 (dollars in thousands):

Year ended December 31, 2009	Concession Hotel Monasterio del Cuzco	Concession Machu Picchu Sanctuary Lodge	Concession Convento de las Nazarenas	Software	Total

Carrying amount:
Balance as of January 1, 2009	$14,500	$11,360	$2,586	$324	$28,770
Balance as of December 31, 2009	$14,500	$11,360	$2,586	$324	$28,770

Amortization:
Balance as of January 1, 2009	$2,509	$1,451	$—	$99	$4,059
Charge for the period	522	—	—	54	576
Balance as of December 31, 2009	$3,031	$1,451	$—	$153	$4,635

Net book value:
As of December 31, 2008	$11,991	$9,909	$2,586	$224	$24,711
As of December 31, 2009	$11,469	$9,909	$2,586	$171	$24,135

Year ended December 31, 2008 (unaudited)	Concession Hotel Monasterio del Cuzco	Concession Machu Picchu Sanctuary Lodge	Concession Convento de las Nazarenas	Software	Total

Carrying amount:
Balance as of January 1, 2008	$14,500	$10,000	$2,505	$197	$27,202
Additions	—	—	81	127	208
Reclassification of fixed assts	—	1,360	—	—	1,360
Balance as of December 31, 2008	$14,500	$11,360	$2,586	$324	$28,770

Amortization:
Balance as of January 1, 2008	$2,048	$1,451	$—	$85	$3,584
Charge for the period	461	—	—	14	475
Balance as of December 31, 2008	$2,509	$1,451	$—	$99	$4,059

Net book value:
As of December 31, 2007	$12,452	$8,549	$2,505	$112	$23,619
As of December 31, 2008	$11,991	$9,909	$2,586	$225	$24,711

Amortization expense for the year ended December 31, 2009 was $576,000 (2008-$475,000 (unaudited); 2007-$415,000 (unaudited)).

Estimated amortization expense for each of the years 2010 to 2014 is $576,000.

8.                            Accrued liabilities

A breakdown of accrued liabilities is as follows (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Remuneration payable	$129	$192
Employees’ profit sharing payable	183	235
Interest payable on long-term debt	412	559
Usufruct of concessions	—	96
Purchase of investments (a)	4,464	—
Tax payable	50	96
Employees’ length of service compensation	18	21
Derivative	95	—
Other	1,331	1,254
	$6,682	$2,453

(a)           Purchase of investments represents the account payable for the acquisition of shares of Inversiones Turísticas Vagamundos S.A.C. due in May 2010, all of which has been paid to the vendor except $700,000 held in escrow.  This account payable has no specific security and bears no interest.

9.                            Long-term debt

Long-term debt consists of the following (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Loans from banks payable over periods of 1 year to 8 years and 6 months, with a weighted average interest rate of 3.67% and 5.59%, respectively	$32,394	$15,678
Less: current portion	30,149	1,236
	$2,245	$14,442

Loans from banks are collateralized by land at Las Casitas del Colca, personal property of Hotel Monasterio del Cuzco, Convento de las Nazarenas and Las Casitas del Colca, the concession contracts, the revenues of the Group, and assignments of the hotel management agreements of the Group and Orient-Express Peru S.A.

At December 31, 2009, the Group was out of compliance with a leverage ratio and indebtedness ratio in its loans, that have been contingently guaranteed by Orient-Express Hotels Ltd. if it ceases to be a direct or indirect 50% shareholder of the Group. A total of $29,979,000 had been borrowed under this loan facility at December 31, 2009. The Group continues to service fully the interest and principal repayments as these fall due, including a principal repayment of $1,394,926 in January 2010, and is continuing to negotiate with the lenders to determine how to bring the Group back into compliance.

In addition, $2,415,000 of indebtedness associated with the acquisition of Inversiones Turisticas Vagamundos S.A.C. was incurred in December 2009.  That debt had an initial maturity date of April 2010 and was subsequently refinanced to mature over a seven-year period.

The following is a summary of the aggregate maturities of long-term debt at December 31, 2009 (dollars in thousands):

Year ending December 31,

2010	$30,149
2011	306
2012	324
2013	344
2014 and thereafter	1,271
$2,394

Deferred financing costs related to the above outstanding long-term debt were $702,724 at December 31, 2009 (2008-$765,200 (unaudited)) and are amortized to interest expense over the term of the corresponding long-term debt.

10.                     Derivative and fair value disclosures

Risk management objective of using derivatives

Peru OEH S.A. entered into a derivative financial instrument to manage exposures that arise from financing activities that result in the payment of future known and uncertain cash amounts, the value of which is determined by interest rates.

Non-designated hedge of interest rate risk

The derivative held by Peru OEH S.A. is not designated as a hedge, as it does not meet the strict hedge accounting requirements of ASC 815 “Derivatives and Hedging”.  Peru OEH S.A. uses the derivative to manage its exposure to interest rate movements.  As of December 31, 2009, Peru OEH S.A. had a forward starting interest rate swap with a $6,277,000 notional amount that had a start date of January 15, 2010 and was used to manage its exposure to interest rate risk.

The table below presents the fair value of the Group’s derivative financial instrument as well as its classification as of December 31, 2009 (dollars in thousands).

	Liability Derivative
	Balance Sheet Location	Fair Value as of December 31, 2009	Fair Value as of December 31, 2008 (unaudited)

Derivative not designated as hedging instruments under ASC 815:
Interest rate swap	Accrued liabilities	$(95)	$—
Total		$(95)	$—

ASC 820-10 disclosures

There were no movements in Level 3 derivatives in 2009 and no derivatives classified as Level 3 derivatives as at December 31, 2009.

The amount of total losses included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held at December 31, 2009 was $95,000 for the year ended December 31, 2009.

The Group reviews its fair value hierarchy classifications annually.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period.

The fair value of the Group’s derivative financial instrument is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been classified in the Level 3 category.

Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Group’s long-term debt is estimated based on the credit spreads for the Group derived from a third-party credit risk model.

The estimated fair values of the Group’s financial instruments as of December 31, 2009 are as follows (dollars in thousands):

	December 31, 2009
	Carrying amount	Fair value
Cash and cash equivalents	$11,505	$11,505
Long-term debt, including current portion	$32,394	$29,853

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

11.       Income tax

The provision for income taxes consists of the following (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)

Pre-tax income	$571	$4,822	$5,983

Current tax	$704	$1,384	$484

Deferred tax (charge)/credit	$(676)	$1,868	$(561)

No income taxes were paid during 2009, 2008 and 2007 by Peru OEH Machu Picchu S.A. because there were tax losses carried forward to these years.

The reconciliations of the Peru income tax rate to the Group’s effective tax rate for the three years ended December 31, 2009 are as follows:

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)

Peru income tax rate	30%	30%	30%
Permanent differences	(25)%	38%	(31)%
Effective tax rate	5%	68%	(1)%

Permanent differences above relate to the non-deductibility of amortization and foreign exchange gains and losses, the impact of allowances for doubtful accounts associated with shareholder loans (see note 18) and other items.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Group’s net deferred tax liabilities (dollars in thousands):

	December 31,
	2009	2008
		(unaudited)
Gross deferred tax assets:
Operating loss carryforwards	$230	$1,713
Less: valuation allowance	—	—
Net deferred tax assets	230	1,713
Deferred tax liabilities (depreciation and amortization)	4,586	6,745
Net deferred tax liabilities	$4,356	$5,032

The gross amount of tax loss carryforwards was $863,751 at December 31, 2009 (2008-$1,540,188 (unaudited)).  After weighing all positive and negative evidence, a valuation allowance has not been provided against gross deferred tax assets as it is thought more likely than not that the benefits associated with these assets will be realized.

12.                     Shareholders´ equity

a)            Share capital of Peru OEH S.A.

At December 31, 2009, Peru OEH S.A. share capital consisted of 55,970 fully subscribed and paid shares with a par value of S/1,000 each, all carrying the same rights. The issue of 9,728 shares corresponding to the capitalization of the restatement of Nuevos Soles to constant currency of years 1999 to 2004 is pending.

The shareholders of Peru OEH S.A. are as follows:

	Number of shares	Percent of ownership

OEH Peru Ltd.	27,985	50.00
Peru Hotel Machu Picchu S.A.	27,985	50.00
	55,970	100.00

b)            Share capital of Peru OEH Machu Picchu S.A.

At December 31, 2009, Peru OEH Machu Picchu S.A. share capital consisted of 11,430 fully subscribed and paid shares with a par value of S/1,000 each, all carrying the same rights.

The shareholders of Peru OEH Machu Picchu S.A. are as follows:

	Number of shares	Percent of ownership

OEH Peru Ltd.	5,715	50.00
Peru Hotel Machu Picchu S.A.	5,715	50.00
	11,430	100.00

No restriction exists for the remittance of investments and profits abroad.

c)            Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Group’s distributable profits are limited to the amount of retained earnings available under local statutory provisions. As from 2003, dividends and any other form of distributed profit are subject to withholding tax at a 4.1% rate on the distributed amount to be borne by the shareholders who are individuals, whether or not domiciled in Peru, or who are juridical persons not domiciled in Peru. Any distribution must be proportionate to the shareholders´ contribution.

13.                     Deferred employees’ profit sharing

According to Peruvian law, employees are entitled to a share of 5% of the Group’s profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. Employee profit sharing is impacted by both current and deferred tax balances.  Therefore, the balance in employee profit sharing can result in either an asset or liability, depending on the underlying deferred tax balance.

14.       Information by segments

Accounting standards require that the Group present financial information by segments. Segments are determined by the form in which management organizes the Group to make decisions and assess the business performance. Management considers that the Group operates as one single reportable segment, which are its hotel operations.

15.                     Commitments and contingencies

In April 2002, Business Focus Leisure Sdn Bhd commenced proceedings in the Sixth Civil Court of Lima against Peru OEH S.A and certain related persons and companies and Scotiabank Peru S.A.A. and International Finance Corporation, seeking to nullify the transfer of assets and assignment of contracts relating to Hotel Monasterio del Cuzco and Machu Picchu Sanctuary Lodge.  The respondents answered the proceedings and moved to dismiss the case based on various arguments including that the case was time-barred and for failure to prosecute.  In April 2009, the court dismissed the proceedings, and the petitioner appealed in May 2009 although that appeal has not yet been perfected.  Management believes the proceedings will eventually be decided in favor of Peru OEH S.A.

16.       Supplemental cash flow information and restricted cash

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
	(Dollars in thousands)
Cash paid for:
Interest	$840	$1,471	$1,382
Income taxes	$193	$648	$297

In 2009, the Group authorized dividends of $1,820,000.  Of this amount, $720,000 was paid in cash and $1,100,000 was used to reduce outstanding shareholder loan balances owed to the Group.

Restricted cash

At December 31, 2009, $5,840,553 (2008-$1,939,439 (unaudited)) was held in a separate account for the payment of obligations to certain lenders.

17.       Comprehensive income

The components of comprehensive income were as follows (dollars in thousands):

	Year ended December 31,
	2009	2008	2007
		(unaudited)	(unaudited)
Net earnings	$543	$1,570	$6,060
Comprehensive income	$543	$1,570	$6,060

18.                     Related party transactions

Accounts payable to Perurail S.A. arise mainly from the train tickets bought by the Group to transport guests to Machu Picchu. The amount due to Perurail S.A. at December 31, 2009 was $46,840 (2008-$42,411 (unaudited)).

Accounts payable to Orient-Express Peru S.A. represent mainly the management fees and expense recovery generated by the management contracts with the Group. The amount due to Orient-Express Peru S.A. at December 31, 2009 was $667,416 (2008-$2,695,292 (unaudited)).

Accounts receivable from Orient-Express Peru S.A. arise mainly from management services rendered.  The amount due from Orient-Express Peru S.A. at December 31, 2009 was $nil (2008-$235,074 (unaudited)).

Accounts payable to Orient-Express Hotels Ltd. mainly represent interest due on loans received, guarantee fees and other central services. The amount due to Orient-Express Hotels Ltd. at December 31, 2009 was $1,102,366 (2008-$1,781,886 (unaudited)).

Accounts payable to Peru Hotel S.A. mainly represent services rendered.  The amount due to Peru Hotel S.A. at December 31, 2009 was $nil (2008-$3,748 (unaudited)).

From 2004 to 2007, the Group provided its shareholders with loans.  In 2009, the Group determined that due to the passage of time, it was appropriate to write off most of the outstanding balance of shareholder loans.  Accordingly in 2009, a provision of $4,020,000 was recorded within selling, general and administrative expenses.  Shareholder loans outstanding as of December 31, 2009 amounted to $438,802 (2008-$5,212,306 (unaudited)).

19.       Subsequent event

During the last week of January 2010, heavy rainfall caused floods that destroyed various sections of the railway on the Cusco - Machu Picchu route. As a result, the Machu Picchu Sanctuary Lodge was closed for approximately three months, which was the time required to repair the railway that provides access to the hotel.  The hotel has since re-opened.  The flooding also impacted the revenues of Hotel Monasterio del Cuzco, as it also receives guests who journey to Machu Picchu.  Management is claiming under the Group’s insurance for the disruption of its business.

For purposes of the Group’s December 31, 2009 financial statements, management has evaluated subsequent events through June 4, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2010

ORIENT-EXPRESS HOTELS LTD.

	By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.

3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1-16017)	Bye-Laws of Orient-Express Hotels Ltd.

3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent

3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)

3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File No. 1-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)

4.1	Exhibit 1.1 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated July 20, 2006 for Orient-Express Hotels Ltd. arranged by Barclays Capital with Barclays Bank PLC acting as Agent and Barclays Bank PLC acting and Security Trustee

4.2	Exhibit 1.2 to July 26, 2006 Form 8-K Current Report (File No. 1-16017)

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

Exhibit No.	Incorporated by Reference to	Description

10.1	Exhibit 10.1 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan

10.2	Exhibit 10.2 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan

10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan

10.4		Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan*

10.5	Exhibit 10.1 to June 4, 2010 Form 8-K Current Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan

10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.

10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.

10.8	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment

10.9	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.

10.10	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File 1-16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White

10.11	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Filip Boyen, Roger Collins, Pippa Isbell, and Martin O’Grady (dated November 15, 2007 for Mr. O’Grady)

10.12	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006 between Orient-Express Hotels Ltd. and each of Edwin Hetherington, David Williams and Phillip A. Gesue (dated February 9, 2009 for Mr. Gesue)

11		Statement of computation of per share earnings*

12		Statement of computation of ratios*

14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers

* Previously Filed

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Orient-Express Hotels Ltd.*

23.1		Consent of Deloitte LLP relating to Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448 and No. 333-161459.*

23.2		Consent of PricewaterhouseCoopers relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448 and No. 333-161459.

23.3

Consent of BDO Pazos, Lopez de Romaña, Rodriguez S.C. relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448 and No. 333-161459.

31		Rule 13a-14(a)/15d-14(a) Certification

32		Section 1350 Certification

99	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.

* Previously Filed