Form 10-Q
period 2010-06-30
ORIENT EXPRESS HOTELS LTD
filed 2010-08-06
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

As of August 2, 2010, 90,804,441 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Cash and cash equivalents	$112,535	$72,151
Restricted cash	16,607	19,894
Accounts receivable, net of allowances of $496 and $453	61,337	59,905
Due from related parties	20,785	19,385
Prepaid expenses and other	23,532	22,331
Inventories	41,958	44,191
Assets of discontinued operations held for sale	12,915	41,770
Real estate assets	109,900	120,288
Total current assets	399,569	399,915

Property, plant and equipment, net of accumulated depreciation of $249,058 and $249,953	1,242,188	1,211,091
Property, plant and equipment of consolidated variable interest entities	190,692	192,682
Investments	60,123	58,432
Goodwill	176,958	149,180
Other intangible assets	21,026	20,982
Other assets	32,112	40,408
	$2,122,668	$2,072,690

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)(continued)

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Liabilities and Equity
Working capital facilities	$8,171	$6,666
Accounts payable	29,352	23,575
Accrued liabilities	83,980	74,569
Deferred revenue	68,643	68,784
Due to related parties	—	—
Liabilities of discontinued operations held for sale	2,551	11,847
Current portion of long-term debt and capital leases	146,779	173,223
Current portion of long-term debt of consolidated variable interest entities	67,174	165
Total current liabilities	406,650	358,829

Long-term debt and obligations under capital leases	535,471	559,042
Long-term debt of consolidated variable interest entities	12,213	79,304
Liability for pension benefit	6,897	7,402
Other liabilities	29,368	19,742
Deferred income taxes	93,184	96,642
Deferred income taxes of consolidated variable interest entities	64,100	64,100
Liability for uncertain tax positions	7,339	7,151
	1,155,222	1,192,212
Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued - 90,799,074 (2009 - 76,843,053)	907	769
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478	181	181
Additional paid-in capital	848,553	714,980
Retained earnings	188,946	202,774
Accumulated other comprehensive income	(72,955)	(39,814)
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	965,451	878,709
Non-controlling interests	1,995	1,769
Total equity	967,446	880,478
	$2,122,668	$2,072,690

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2010	2009
	(Dollars in thousands, except per share amounts)

Revenue	$168,709	$126,606

Expenses:
Depreciation and amortization	11,576	9,545
Operating	92,524	60,775
Selling, general and administrative	49,533	42,619
Total expenses	153,633	112,939

Earnings from operations	15,076	13,667

Interest expense, net	(7,353)	(7,513)
Foreign currency, net	(4,030)	(408)
Net finance costs	(11,383)	(7,921)

Earnings before income taxes and earnings from unconsolidated companies	3,693	5,746

Provision for income taxes	(6,061)	(10,296)

Losses before earnings from unconsolidated companies	(2,368)	(4,550)

Earnings from unconsolidated companies, net of tax of $1,368 and $750	3,357	2,049

Net earnings/(losses) from continuing operations	989	(2,501)

Losses from discontinued operations, net of tax	(1,809)	(21,812)

Net losses	$(820)	$(24,313)

Basic net losses per share:
Net earnings/(losses) from continuing operations	$0.01	$(0.04)
Net losses from discontinued operations	(0.02)	(0.32)
Net losses	$(0.01)	$(0.36)

Diluted net losses per share:
Net earnings/(losses) from continuing operations	$0.01	$(0.04)
Net losses from discontinued operations	(0.02)	(0.32)
Net losses	$(0.01)	$(0.36)

Dividends per share	$—	$—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2010	2009
	(Dollars in thousands, except per share amounts)

Revenue	$261,242	$206,117

Expenses:
Depreciation and amortization	22,893	18,668
Operating	141,630	98,990
Selling, general and administrative	93,690	77,432
Impairment of goodwill and other intangible assets	—	6,500
Total expenses	258,213	201,590

Earnings from operations	3,029	4,527

Interest expense, net	(14,110)	(16,672)
Foreign currency, net	(208)	(4,234)
Net finance costs	(14,318)	(20,906)

Losses before income taxes and earnings from unconsolidated companies	(11,289)	(16,379)

Provision for income taxes	(7,205)	(919)

Losses before earnings from unconsolidated companies	(18,494)	(17,298)

Earnings from unconsolidated companies, net of tax of $562 and $1,182	1,306	3,168

Net losses from continuing operations	(17,188)	(14,130)

Earnings/(losses) from discontinued operations, net of tax	3,360	(24,822)

Net losses	$(13,828)	$(38,952)

Basic net losses per share:
Net losses from continuing operations	$(0.19)	$(0.24)
Net earnings/(losses)from discontinued operations	0.04	(0.42)
Net losses	$(0.15)	$(0.66)

Diluted net losses per share:
Net losses from continuing operations	$(0.19)	$(0.24)
Net earnings/(losses) from discontinued operations	0.04	(0.42)
Net losses	$(0.15)	$(0.66)

Dividends per share	$—	$—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net losses	$(13,828)	$(38,952)
Less: (earnings)/losses from discontinued operations, net of tax	(3,360)	24,822
Net losses from continuing operations	(17,188)	(14,130)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	22,893	18,668
Amortization and write-off of finance costs	1,590	1,550
Impairment losses	—	6,500
Undistributed earnings of unconsolidated companies	(2,004)	(4,729)
Share-based compensation	3,062	2,109
Change in deferred tax	(1,615)	(2,215)
(Gains)/losses from disposals of property, plant and equipment	130	493
Increase/(decrease) in provision for uncertain tax positions	608	(4,383)
Other non-cash items	(963)	5,399
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(2,761)	(7,831)
Decrease in inventories	2,224	724
Decrease/(increase) in real estate assets	10,388	(18,111)
Increase in payables, accrued liabilities and deferred revenue	8,910	19,984
Dividends received from unconsolidated companies	—	1,064

Total adjustments	42,462	19,222

Net cash provided by operating activities from continuing operations	25,274	5,092
Net cash used in operating activities from discontinued operations	(9,224)	(3,234)

Net cash provided by operating activities	16,050	1,858

Cash flows from investing activities:
Capital expenditures	(34,297)	(40,855)
Acquisitions and investments, net of cash acquired	(46,285)	(136)
Decrease in restricted cash	3,287	127
Proceeds from sale of subsidiaries and fixed assets	22,554	24,302

Net cash used in investing activities from continuing operations	(54,741)	(16,562)
Net cash used in investing activities from discontinued operations	—	(737)

Net cash used in investing activities	(54,741)	(17,299)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Six months ended June 30,	2010	2009
	(Dollars in thousands)

Cash flows from financing activities:
Net proceeds from working capital facilities and redrawable loans	1,505	(17,200)
Issuance of common shares (net of issuance costs of $7,225 (2010), $7,841 (2009))	130,775	140,940
Share options exercised	—	—
Issuance of long-term debt	8,739	11,117
Principal payments under long-term debt	(55,654)	(16,109)

Net cash provided by financing activities from continuing operations	85,365	118,748
Net cash used in financing activities from discontinued operations	(6,757)	(25,849)

Net cash provided by financing activities	78,608	92,899

Effect of exchange rate changes on cash and cash equivalents	(169)	1,182

Net increase in cash and cash equivalents	39,748	78,640

Cash and cash equivalents at beginning of period (includes $818 (2010), $1,676 (2009) of discontinued operations cash)	72,969	65,884

Cash and cash equivalents at end of period (includes $182 (2010), $1,640 (2009) of discontinued operations cash)	$112,717	$144,524

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)	Non- controlling Interests

Balance, January 1, 2009	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)		$1,571
Issuance of Class A common shares in public offering, net of issuance costs	—	259	—	140,681	—	—	—		—

Share-based compensation	—	—	—	2,109	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(38,952)	—	—	$(38,952)	50
Other comprehensive income	—	—	—	—	—	8,252	—	8,252	6
								$(30,700)
Balance, June 30, 2009	$—	$769	$181	$713,517	$232,619	$(51,958)	$(181)		$1,627

Balance, January 1, 2010	$—	$769	$181	$714,980	$202,774	$(39,814)	$(181)		$1,769
Issuance of Class A common shares in public offering, net of issuance costs	—	138	—	130,637	—	—	—		—

Share-based compensation	—	—	—	2,936	—	—	—		—
Comprehensive loss:
Net losses	—	—	—	—	(13,828)	—	—	$(13,828)	207
Other comprehensive loss	—	—	—	—	—	(33,141)	—	(33,141)	19
								$(46,969)
Balance, June 30, 2010	$—	$907	$181	$848,553	$188,946	$(72,955)	$(181)		$1,995

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

“FASB” means Financial Accounting Standards Board, and “ASC” means the Accounting Standards Codification of the FASB.

(a)           Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in the statements.  Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  See Note 1 to the consolidated financial statements in the 2009 Form 10-K for additional information regarding significant accounting policies.

For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis applicable to its ordinary income. The Company’s estimated annual effective tax rate excludes significant, unusual or infrequently occurring items, jurisdictions for which a reliable estimate cannot be made or where the estimated benefit of losses cannot be recognized, and certain other items excluded pursuant to the US GAAP authoritative guidance.  The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the changes made to ASC-codified items as described below.

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and which adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing assessment of whether a reporting entity is the primary beneficiary of the variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The Company adopted the provisions of this guidance during the quarter ended March 31, 2010. There was no impact on the Company’s consolidated results of operations and financial position, other than the modification of certain disclosures related to the Company’s involvement in variable interest entities.

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

In addition, OEH is considering the guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial statements.

(b)           Net earnings per share

The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Three months ended June 30,	2010	2009

Basic	90,798	67,167
Effect of dilution	—	—
Diluted	90,798	67,167

Six months ended June 30,	2010	2009

Basic	89,320	59,019
Effect of dilution	—	—
Diluted	89,320	59,019

For the three and six months ended June 30, 2010 and 2009 all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because the effect of their inclusion would be anti-dilutive.

The average number of share options and share-based awards excluded was as follows:

Three months ended June 30,	2010	2009

Share options	1,798,840	1,147,948
Share-based awards	681,981	504,709
	2,480,821	1,652,657

Six months ended June 30,	2010	2009

Share options	1,781,403	1,072,369
Share-based awards	626,274	377,400
	2,407,677	1,449,769

The number of share options and share-based awards outstanding at June 30, 2010 was 2,997,520 (June 30, 2009 - 2,145,411).

(c)           Other assets

In May 2010, OEH settled litigation claims for infringement of the “Cipriani” trademark. An amount of $3,947,000 was paid by the defendants and a balance of $9,833,000 is payable in installments over five years plus interest. These deferred payments have not been included in other assets because of the uncertainty of collectability. OEH will recognize income as payments are actually received.

2.             Discontinued operations

(a)           Lilianfels Blue Mountains

On January 29, 2010, OEH completed the sale of the property and operations of Lilianfels Blue Mountains in Katoomba, Australia for a cash consideration of $18,667,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $6,621,000 which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale (dollars in thousands):

January 29, 2010

Property, plant and equipment, net	$18,582
Net working capital surplus	66
Other assets	158
Deferred taxation	(730)
Net assets	18,076
Reversal of foreign currency translation gain	(6,730)
11,346
Consideration:
Cash	18,667
Less: costs to sell	(700)
17,967

Gain on sale	$6,621

Results of discontinued operations of Lilianfels Blue Mountains were as follows (dollars in thousands):

Three months ended June 30,	2010	2009

Revenue	$—	$2,326
Loss before tax and gain on sale	$(131)	$—
Loss on sale	(55)	—
Loss before tax	(186)	—
Tax	—	—
Net loss from discontinued operations	$(186)	$—

Six months ended June 30,	2010	2009

Revenue	$833	$4,097
Loss before tax and gain on sale	$(214)	$(109)
Gain on sale/(impairment)	6,621	(548)
Income/(loss) before tax	6,407	(657)
Tax	—	—
Net gain/(loss) from discontinued operations	$6,407	$(657)

(b)                                 La Cabana

On May 25, 2010, OEH completed the sale of the restaurant of La Cabana in Buenos Aires, Argentina for a cash consideration of $2,712,000. The restaurant was a part of OEH’s hotels and restaurants segment. The disposal resulted in a loss of $427,000 which is reported within earnings from discontinued operations.

The following is a summary of the net assets sold and loss on sale (dollars in thousands):

May 25, 2010

Property, plant and equipment, net	$2,985
Net working capital surplus	170
Other assets	43
Net assets	3,198
Reversal of foreign currency translation	(294)
2,904
Consideration:
Cash	2,712
Less: costs to sell	(235)
2,477

Loss on sale	$(427)

Results of discontinued operations of La Cabana were as follows (dollars in thousands):

Three months ended June 30,	2010	2009

Revenue	$—	$286
Loss before tax and gain on sale	$—	$(145)
Loss on sale	(427)	—
Income before tax	(427)	(145)
Tax	—	—
Net loss from discontinued operations	$(427)	$(145)

Six months ended June 30,	2010	2009

Revenue	$—	$667
Loss before tax and gain on sale	$—	$(369)
Gain on sale	(427)	—
Income before tax	(427)	(369)
Tax	—	—
Net loss from discontinued operations	$(427)	$(369)

(c)           Assets held for sale: Bora Bora Lagoon Resort

During the fourth quarter of 2007, OEH decided to sell its investment in Bora Bora Lagoon Resort. The property sustained damage as a result of a cyclone in February 2010 and is currently closed.  The property continues to be actively marketed and is saleable in its current condition. OEH expects the investment to be disposed of within a year.

Bora Bora Lagoon Resort has been classified as held for sale and its results have been presented as discontinued operations for all the periods presented.

Summarized operating results of the hotel held for sale are as follows (dollars in thousands):

Three months ended June 30,	2010	2009

Revenue	$—	$9,642
Loss before tax and impairment	$(1,196)	$(307)
Impairment loss	—	(28,506)
Loss before tax	(1,196)	(28,813)
Tax	—	7,146
Loss from discontinued operations	$(1,196)	$(21,667)

Six months ended June 30,	2010	2009

Revenue	$160	$18,092
Loss before tax and impairment	$(2,620)	$(2,436)
Impairment loss	—	(28,506)
Loss before tax	(2,620)	(30,942)
Tax	—	7,146
Loss from discontinued operations	$(2,620)	$(23,796)

Assets and liabilities of the hotel that has been classified as held for sale consisted of the following (dollars in thousands):

	June 30,	December 31,
	2010	2009

Current assets	$2,797	$5,701
Other assets	9	118
Property, plant and equipment, net of depreciation	10,109	35,951
Total assets held for sale	$12,915	$41,770
Liabilities held for sale	$(2,551)	$(11,847)

Prior year comparatives include balances of Lilianfels Blue Mountains which was sold in January 2010 as follows: $1,293,000 of current assets, $109,000 of other assets, $28,725,000 of property, plant and equipment and $9,999,000 of liabilities. Prior year comparatives also include balances of La Cabana which was sold in May 2010 as follows: $581,000 of current assets, $3,278,000 of property, plant and equipment and $233,000 of liabilities.

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

Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that effective December 31, 2008, the hotel no longer qualified for certain scope exemptions under ASC 810-10 “Consolidation-Variable Interest Entities” because OEH’s share of loans provided to the hotel had increased and OEH provides a majority of subordinated financial support.  OEH further concluded that it is the primary beneficiary of this VIE as defined in ASC 810-10 because OEH is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the VIE effective December 31, 2008. The results of the operation of Charleston Place Hotel were included in the consolidated financial statements of OEH from January 1, 2009 and therefore any intercompany transactions were eliminated from that date.

These conclusions have not changed as a result of subsequently issued accounting guidance which includes an assessment of OEH’s ability to direct the activities that most significantly impact the VIE’s economic performance.

The carrying amounts of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheet as of June 30, 2010 are summarized as follows (dollars in thousands):

June 30, 2010

Current assets	$6,077
Tangible fixed assets	190,692
Goodwill	40,395
Other assets	1,536
Total assets	238,700

Current liabilities	(18,299)
Third-party debt, including $67,174 current portion	(79,387)
Deferred income taxes	(64,100)
Total liabilities	(161,786)

Net assets (before amounts payable to OEH of $95,651)	$76,914

The third-party debt of Charleston Center LLC is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH, and the hotel’s separate liabilities do not constitute obligations of OEH.

4.                                      Acquisitions

(a)                                 Grand Hotel Timeo and Villa Sant’Andrea

On January 22, 2010, OEH acquired 100% of the share capital of two hotels in Taormina, Sicily (Italy) — the Grand Hotel Timeo and the Villa Sant’Andrea — at a purchase price of €41,791,000 ($59,045,000) comprised of an agreed consideration of €81,429,000 ($115,048,000) less existing indebtedness assumed and includes an estimated contingent consideration.  OEH purchased the two hotels to enhance both its presence in the Italian hotel market and its portfolio of leading luxury hotels globally.  No intangible assets were identified and the goodwill arising from the acquisition consists largely of profit growth opportunities these hotels are expected to generate. All of the goodwill was assigned to OEH’s hotels and restaurants segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

(b)           Land at La Samanna

In the six months ended June 30, 2010, OEH purchased land adjacent to its hotel at La Samanna in St Martin from a third party. The consideration paid to the seller was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development. Presented below is a summary of the transaction (dollars in thousands):

Six months ended June 30,	2010	2009

Non-cash value of assets exchanged	$2,932	$—
Cash paid	1,641	—
Assumed basis for land received	$4,573	$—

5.             Investments

Summarized financial data for OEH’s unconsolidated companies for the periods during which the investments were held by OEH are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Current assets	$53,814	$64,040
Property, plant and equipment, net	323,732	347,198
Other assets	4,620	5,050
Total assets	$382,166	$416,288

Current liabilities	$157,748	$45,581
Long-term debt	30,363	175,487
Other liabilities	67,778	71,271
Total shareholders’ equity	126,277	123,949
Total liabilities and shareholders’ equity	$382,166	$416,288

Three months ended June 30,	2010	2009

Revenue	$29,228	$32,326
Earnings from operations before net finance costs	$12,300	$6,803
Net earnings	$6,883	$3,238

Six months ended June 30,	2010	2009

Revenue	$46,735	$60,776
Earnings from operations before net finance costs	$9,356	$12,807
Net earnings	$2,701	$6,049

A portion of long-term debt at June 30, 2010 has been reclassified to current liabilities because certain unconsolidated companies were out of compliance with financial covenants in loan facilities (see Note 9).

6.             Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Land and buildings	$1,116,295	$1,077,311
Machinery and equipment	176,965	184,147
Fixtures, fittings and office equipment	179,505	180,850
River cruiseship and canalboats	18,481	18,736
	1,491,246	1,461,044
Less: accumulated depreciation	(249,058)	(249,953)
	$1,242,188	$1,211,091

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Land and buildings	$4,508	$15,821
Machinery and equipment	885	2,640
Fixtures, fittings and office equipment	379	2,746
	5,772	21,207
Less: accumulated depreciation	(1,313)	(4,782)
	$4,459	$16,425

As of June 30, 2010, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $190,692,000 (December 31, 2009 - $192,682,000) is separately disclosed on the balance sheet (see Note 3).

For the three months ended June 30, 2010, OEH capitalized interest in the amount of $1,892,000. For the six months ended June 30, 2010, OEH capitalized interest in the amount of $3,908,000.  For the year ended December 31, 2009, capitalized interest amounted to $5,275,000. All amounts capitalized were recorded in property, plant and equipment.

7.                                     Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total

Balance as of January 1, 2010	$141,226	$7,954	$149,180
Goodwill arising (Note 4)	36,888	—	36,888
Foreign currency translation adjustment	(8,928)	(182)	(9,110)
Balance as at June 30, 2010	$169,186	$7,772	$176,958

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

There were no triggering events in the first six months of 2010 that would have required OEH to assess the carrying value of goodwill. The goodwill impairment charge in the six months ended June 30, 2009 was $6,287,000.  This charge arose as a result of OEH finalizing its 2008 impairment analysis during the first quarter of 2009.  In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $6,500,000 in the six months ended June 30, 2009.

8.             Other intangible assets

Other intangible assets consist of the following (dollars in thousands):

	Six months ended June 30, 2010
	Favorable lease assets	Internet sites	Tradename	Total
Carrying amount:

Balance as of January 1, 2010	$13,046	$2,417	$7,100	$22,563
Additions	—	99	—	99
Foreign currency translation adjustment	354	(167)	—	187
Balance as at June 30, 2010	$13,400	$2,349	$7,100	$22,849

Accumulated amortization:

Balance as of January 1, 2010	$1,211	$370	$—	$1,581
Charge for the period	175	58	—	233
Foreign currency translation adjustment	35	(26)	—	9
Balance as at June 30, 2010	$1,421	$402	$—	$1,823

Net book value:

As at December 31, 2009	$11,835	$2,047	$7,100	$20,982

As at June 30, 2010	$11,979	$1,947	$7,100	$21,026

Favorable lease intangible assets are amortized over the terms of the leases, which are up to 50 years, and internet sites are amortized over ten years.

Amortization expense for the three months ended June 30, 2010 was $88,000 (2009 - $95,000).  Amortization expense for the six months ended June 30, 2010 was $233,000 (2009 - $170,000).  Estimated amortization expense for each of the years ended December 31, 2010 to December 31, 2014 is $580,000.

9.             Long-term debt and obligations under capital lease

Long-term debt consists of the following (dollars in thousands):

	June 30, 2010	December 31, 2009
Loans from banks and other parties collateralized by property, plant and equipment payable over periods of 1 to 24 years, with a weighted average interest rate of 3.72% and 3.33%, respectively, primarily based on LIBOR	$677,009	$720,197
Obligations under capital lease	5,241	12,068
	682,250	732,265
Less: current portion	146,779	173,223
	$535,471	$559,042

Of the current portion of long-term debt $101,493,000 (December 31, 2009 - $114,083,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Many of OEH’s financing arrangements contain covenants that limit the property-owning subsidiary from raising additional debt or incurring liens and that impose financial tests such as an interest coverage ratio and debt service coverage ratio. Some facilities guaranteed by the Company contain financial covenants which are tested on a consolidated basis such as consolidated tangible net worth and consolidated interest coverage ratio. OEH was in full compliance with all financial covenants that apply to its consolidated debt at June 30, 2010.

At June 30, 2010, the unconsolidated company owning the Hotel Ritz Madrid, in which OEH has a 50% interest, was out of compliance with a loan to value ratio and debt service coverage ratio in its first mortgage loan facility amounting to $88,437,000, which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel. OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

Also at June 30, 2010, the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance with financial covenants in a loan facility of the joint venture amounting to $28,583,000.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at June 30, 2010 (dollars in thousands):

Year ending December 31,

2011	$313,458
2012	107,169
2013	72,025
2014	11,110
2015 and thereafter	31,709
$535,471

The debt of Charleston Center LLC, a consolidated VIE, of $79,387,000 (December 31, 2009 - $79,469,000) is non-recourse to OEH and separately disclosed on the balance sheet (see Note 3).

10.          Other liabilities

Other liabilities are $1,548,000 (December 31,2009 - $1,520,000) of deferred consideration on acquisition of land next to Maroma Resort and Spa after discounting to present value, $1,318,000 (December 31, 2009 - $1,607,000) of deferred income relating to guarantees given by OEH in connection with bank loans entered into by the Peruvian hotels joint venture (see Note 21), $8,263,000 (December 31, 2009 - $3,573,000) in respect of interest rate swaps (see Note 19), $13,240,000 (December 31, 2009 - $12,940,000) of long-term accrued interest at Charleston Place Hotel, $99,000 (December 31, 2009 - $102,000) due in respect of a cash-settled stock appreciation rights plan, and $4,900,000 (December 31, 2009 - $nil) due in respect of contingent consideration associated with the acquisition of the Grand Hotel Timeo and the Villa Sant’Andrea.

11.                               Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is primarily due to variations in the income tax rates imposed by jurisdictions in which OEH conducts business and the effect of losses in jurisdictions for which it is expected that OEH will require a valuation allowance at year-end.

OEH recorded a tax provision for the three months ended June 30, 2010 of $6,061,000 compared to a provision of $10,296,000 for the corresponding period in 2009. The provision for income taxes for the three months ended June 30, 2010 included a deferred tax provision of $1,827,000 in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to a $nil provision for valuation allowances in the three months ended June 30, 2009.

Cumulatively, OEH recorded a tax provision for the six months ended June 30, 2010 of $7,205,000 compared to a provision of $919,000 for the corresponding period in 2009. The provision for income taxes for the six months ended June 30, 2010 included a deferred tax provision of $3,827,000 in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to a $nil charge for valuation allowances in the six months ended June 30, 2009.

OEH’s tax charge for the three months ended June 30, 2010 included a tax charge of $68,000 in respect of the provision for uncertainties, interest and penalties for uncertain tax positions, of which $27,000 related to potential interest and penalty costs.  OEH’s tax provision for the three months ended June 30, 2009 included a tax charge of $956,000 in respect of uncertain tax positions, including a charge of $212,000 that related to potential interest and penalty costs.

The provision for income taxes for the three months ended June 30, 2010 included a deferred tax benefit of $340,000 arising in respect of fixed asset timing differences, following movements in the exchange rates compared to a $2,716,000 tax charge in the three months ended June 30, 2009.

Cumulatively, OEH’s tax charge for the six months ended June 30, 2010 included a tax charge of $608,000 in respect of the provision for uncertainties, interest and penalties for uncertain tax positions, of which $318,000 related to potential interest and penalty costs.  OEH’s tax provision for the six months ended June 30, 2009 included a tax charge of $1,087,000 in respect of the uncertain tax positions, including a charge of $271,000 that related to potential interest and penalty costs.

The provision for income taxes for the six months ended June 30, 2010 included a deferred tax benefit of $455,000 arising in respect of fixed asset timing differences, following movements in the exchange rates compared to a $2,906,000 tax charge in the six months ended June 30, 2009.

At June 30, 2010, OEH had recognized a $7,339,000 provision (December 31, 2009 - $7,151,000) in respect of its uncertain tax positions.  OEH believes that it is reasonably possible that within the next 12 months uncertain tax positions provision will decrease by an amount between $500,000 and $1,000,000 as a result of the resolution of tax positions in some jurisdictions in which OEH operates.

12.          Pensions

Components of net periodic pension benefit cost were as follows (dollars in thousands)

Three months ended June 30,	2010	2009

Service cost	$—	$—
Interest cost	258	247
Expected return on plan assets	(191)	(160)
Amortization of net loss	161	154
Net periodic benefit cost	$228	$241

Six months ended June 30,	2010	2009

Service cost	$—	$—
Interest cost	527	316
Expected return on plan assets	(390)	(205)
Amortization of net loss	329	198
Net periodic benefit cost	$466	$309

As of June 30, 2010, $809,000 of contributions had been made.  OEH anticipates contributing an additional $946,000 to fund its defined benefit pension plan in 2010 for a total of $1,755,000.

13.          Supplemental cash flow information

(Dollars in thousands)

Six months ended June 30,	2010	2009

Cash paid for:
Interest	$16,978	$19,272
Income taxes	$6,367	$5,512

In conjunction with acquisitions in the six months ended June 30, 2010, liabilities were assumed as follows (dollars in thousands):

Six months ended June 30,	2010	2009

Fair value of assets acquired	$115,048	$3,316
Cash paid	(53,394)	(3,316)
Liabilities assumed	$61,654	$—

The purchase price, net of contingent consideration, of Grand Hotel Timeo and Villa Sant’Andrea acquired in January 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

Restricted cash

Restricted cash of $16,607,000 at June 30, 2010 and $19,894,000 at December 31, 2009 consisted mainly of the Porto Cupecoy escrow account and cash deposits required under credit support arrangements. At June 30, 2010, the Porto Cupecoy escrow account balance amounted to $5,859,000 (December 31, 2009 - $9,397,000) and cash deposits for credit support amounted to $8,454,000 (December 31, 2009 - $7,000,000). Restricted cash relating to deposits for the purchase of Grand Hotel Timeo and Villa Sant’Andrea was $nil at June 30, 2010 (December 31, 2009 - $2,869,000).

14.                               Accumulated other comprehensive income

The accumulated balances for each component of other comprehensive income/(loss) are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009

Foreign currency translation adjustments, net of tax of $nil and $nil	$(50,157)	$(18,118)
Derivative financial instruments, net of tax of $140 and $nil	(12,383)	(11,275)
Pension liability, net of tax of $2,072 and $2,072	(10,415)	(10,421)
	$(72,955)	$(39,814)

The components of comprehensive income/(loss) are as follows (dollars in thousands):

Six months ended June 30,	2010	2009

Net loss on common shares	$(13,828)	$(38,952)
Foreign currency translation adjustments	(32,039)	9,501
Change in fair value of derivatives, net of tax of $140 and $nil	(1,108)	(1,266)
Change in pension liability, net of tax of $nil and $nil	6	17
Comprehensive loss	$(46,969)	$(30,700)

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

On June 6, 2010, OEH granted under the 2009 Share Award and Incentive Plan stock options on 521,100 class A common shares at an exercise price of $8.37 per share vesting in June 2013.  It also awarded 67,200 deferred shares without performance criteria and up to 169,547 defered shares with performance criteria, all vesting in June 2013. The stock price at the date of the award of deferred shares was $8.37 per share.

The fair value of the share-based compensation awards issued in the six months ended June 30, 2010 was $4,878,000 (2009 - $4,416,000). The weighted-average fair value of the stock options granted under the 2009 plan on the grant date was $4.29 per share.

Estimated fair value of stock options on the grant date using the Black-Scholes option pricing model was based on the following assumptions:

Expected share price volatility	55-58%
Risk-free interest rate	1.98-2.71%
Expected annual dividends per share	$0
Expected life of stock options	5 years

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The expected life of options granted is based on historical data and represents the period of time that options are likely to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The total compensation related to unvested awards outstanding at June 30, 2010, to be recognized over the period July 1, 2010 to June 30, 2013, was $8,800,000.

In addition to the above, on December 3, 2009, OEH awarded 65,415 cash-settled stock appreciation rights (SARs) under its 2007 Stock Appreciation Rights Plan at a price of $8.91 per SAR vesting in December 2012. These awards together with previously awarded SARs of 65,415 have been recorded as other liabilities with a fair value of $99,000 at June 30, 2010.

16.                               Fair values of financial instruments

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

The estimated fair values of OEH’s financial instruments are as follows (dollars in thousands):

	June 30, 2010
	Carrying amount	Fair value

Cash and cash equivalents	$112,535	$112,535
Working capital facilities	$8,171	$8,171
Long-term debt, including current portion and debt held by a consolidated VIE, excluding obligations under capital leases	$756,396	$704,382

17.                              Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $50,189,000 at June 30, 2010 (December 31, 2009 - $54,627,000), including $40,500,000 (December 31, 2009 - $43,000,000) in respect of the New York Public Library contracts referred to below. Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $8,643,000 at June 30, 2010 (December 31, 2009 - $9,264,000).

OEH has agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further $6,124,000 if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  OEH has provided a $4,900,000 fair value liability for this contingency.

As reported in the Company’s 2009 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of then current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH had already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011.  From February through to June 2010, OEH made its required payments under the July 2009 agreements.  In the event OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library, in which event OEH would write off its investment including its capitalized costs and associated fees.  OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.

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

Three months ended June 30,	2010	2009
Revenue:
Hotels and restaurants
Owned hotels — Europe	$56,505	$52,226
— North America	29,215	26,825
— Rest of world	32,382	23,950
Hotel management/part ownership interests	1,211	1,249
Restaurants	3,794	3,275
	123,107	107,525
Tourist trains and cruises	18,188	19,081
Real estate	27,414	—
	$168,709	$126,606

Depreciation and amortization:
Hotels and restaurants
Owned hotels — Europe	$4,895	$3,994
— North America	2,915	2,624
— Rest of world	2,749	2,036
Restaurants	178	188
	10,737	8,842
Tourist trains and cruises	839	703
	$11,576	$9,545

Segment EBITDA:
Owned hotels — Europe	$17,330	$17,177
— North America	5,367	4,299
— Rest of world	6,275	3,490
Hotel management/part ownership interests	2,182	1,223
Restaurants	493	275
Tourist trains and cruises	6,834	6,854
Real estate	(1,439)	(474)
Central overheads	(5,665)	(6,833)
	$31,377	$26,011

Three months ended June 30,	2010	2009
Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$31,377	$26,011
Less:
Depreciation and amortization	11,576	9,545
Interest expense, net	7,353	7,513
Foreign currency, net	4,030	408
Provision for income taxes	6,061	10,296
Share of provision for income taxes of unconsolidated companies	1,368	750
Earnings/(losses) from continuing operations	$989	$(2,501)

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$719	$(23)
Tourist trains and cruises	2,638	2,072
	$3,357	$2,049

Capital expenditure:
Owned hotels — Europe	$12,150	$8,801
— North America	3,874	2,530
— Rest of world	4,978	5,876
Restaurants	7	38
Tourist trains and cruises	634	499
Real estate	807	1,337
	$22,450	$19,081

Six months ended June 30,	2010	2009
Revenue:
Hotels and restaurants
Owned hotels — Europe	$69,960	$65,677
— North America	56,554	55,980
— Rest of world	70,792	52,068
Hotel management/part ownership interests	1,773	2,268
Restaurants	6,908	6,566
	205,987	182,559
Tourist trains and cruises	24,147	23,558
Real estate	31,108	—
	$261,242	$206,117

Depreciation and amortization:
Hotels and restaurants
Owned hotels — Europe	$9,521	$7,822
— North America	5,864	5,130
— Rest of world	5,457	3,983
Restaurants	363	376
	21,205	17,311
Tourist trains and cruises	1,688	1,357
	$22,893	$18,668

Segment EBITDA:
Owned hotels — Europe	$9,188	$11,762
— North America	10,811	12,025
— Rest of world	17,190	12,252
Hotel management/part ownership interests	874	1,915
Restaurants	636	525
Tourist trains and cruises	5,119	8,297
Real estate	(2,779)	(793)
Impairment of goodwill	—	(6,500)
Central overheads	(13,249)	(11,938)
	$27,790	$27,545

Six months ended June 30,	2010	2009
Segment EBITDA/net earnings reconciliation:
Segment EBITDA	$27,790	$27,545
Less:
Depreciation and amortization	22,893	18,668
Interest expense, net	14,110	16,672
Foreign currency, net	208	4,234
Provision for income taxes	7,205	919
Share of provision for income taxes of unconsolidated companies	562	1,182
Losses from continuing operations	$(17,188)	$(14,130)

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	$(628)	$(258)
Tourist trains and cruises	1,934	3,426
	$1,306	$3,168

Capital expenditure:
Owned hotels — Europe	$17,150	$14,772
— North America	6,058	8,375
— Rest of world	7,205	13,074
Restaurants	48	130
Tourist trains and cruises	1,997	1,741
Real estate	1,839	2,763
	$34,297	$40,855

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended June 30,	2010	2009

Revenue:
Europe	$74,297	$70,839
North America	60,423	30,100
Rest of world	33,989	25,667
	$168,709	$126,606

Six months ended June 30,	2010	2009

Revenue:
Europe	$91,654	$88,227
North America	94,570	62,546
Rest of world	75,018	55,344
	$261,242	$206,117

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $8,311,000 will be reclassified as an increase to interest expense. During the six months ended June 30, 2010, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2010, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional Amount

Interest rate swap		$161,921,000
Interest rate swap	A$	12,250,000
Interest rate swaps		€213,110,000

This includes interest rate derivatives of €48,000,000 notional amount that were acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of ASC 815. As of June 30, 2010, OEH had two interest rate swaps (one of which was acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea) with a €33,000,000 notional amount that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of June 30, 2010 (dollars in thousands).

	Liability Derivatives
	Balance Sheet Location	Fair Value as of June 30, 2010	Fair Value as of December 31, 2009
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	Other Assets	$—	$37
Interest rate swaps	Accrued liabilities	(10,491)	(8,886)
Interest rate swaps	Other liabilities	(7,554)	(3,238)
Total		$(18,050)	$(12,087)

Derivatives not designated as hedging instruments under ASC 815
Interest rate swap	Accrued liabilities	$(1,154)	$(1,159)
Interest rate swap	Other liabilities	(704)	(335)
Total		$(1,858)	$(1,494)

The tables below (in which “OCI” means other comprehensive income) present the effect of OEH’s derivative financial instruments on the statement of operations for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

Three months ended June 30,	2010	2009

Interest rate swaps which are designated as hedging instruments under ASC 815:
Amount of loss recognized in OCI (effective portion)	$(2,154)	$(2,015)
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,517)	$(1,527)
Deferred tax on OCI movement	$140	$—
Amount of loss recognized in interest expense on derivatives (ineffective portion)	$(224)	$—

Interest rate swaps which are not designated as hedging instruments under ASC 815:
Amount of loss recognized in income	$(128)	$(77)

Six months ended June 30,	2010	2009

Interest rate swaps which are designated as hedging instruments under ASC 815:
Amount of loss recognized in OCI (effective portion)	$(6,620)	$(3,678)
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(5,201)	$(2,386)
Deferred tax on OCI movement	$140	$—
Amount of loss recognized in interest expense on derivatives (ineffective portion)	$(300)	$—

Interest rate swaps which are not designated as hedging instruments:
Amount of loss recognized in income	$(818)	$(676)

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain clauses under which if OEH defaults on any of its indebtedness, then OEH could also be declared in default in respect of its derivative obligations.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $21,242,000. As of June 30, 2010, OEH has posted cash collateral of $4,177,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these clauses, it would be required to settle its obligations under the agreements at their termination value of $21,242,000.

Fair value measurements disclosures

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period. During the three and six months ended June 30, 2010, there were no movements in Level 3 derivatives and there were no derivatives classified as Level 3 derivatives as at June 30, 2010 or December 31, 2009.

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at June 30, 2009 and December 31, 2009 (dollars in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities at fair value:
Derivative financial instruments	$—	$19,908	$—	$19,908
Total liabilities	$—	$19,908	$—	$19,908

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$37	$—	$37
Total assets	$—	$37	$—	$37
Liabilities at fair value:
Derivative financial instruments	$—	$13,618	$—	$13,618
Total liabilities	$—	$13,618	$—	$13,618

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

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $73,493,000 at June 30, 2010 and $86,083,000 at December 31, 2009, both liabilities.

20.          Shareholders’ equity

On January 19, 2010, the Company issued and sold through underwriters 13,800,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $130,775,000.

21.          Related party transactions

OEH guarantees a $3,000,000 working capital facility of Eastern and Oriental Express Ltd. in which OEH has a minority shareholder interest.  The amount due to OEH by Eastern and Oriental Express Ltd. at June 30, 2010 was $849,000 (December 31, 2009 - $647,000).

OEH manages under long-term contracts Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended June 30, 2010, OEH earned management and guarantee fees of $1,207,000 (2009 - $1,685,000). For the six months ended June 30, 2010, OEH earned management and guarantee fees of $1,999,000 (2009 - $3,155,000). The amount due to OEH from its joint venture Peruvian operations at June 30, 2010 was $6,222,000 (December 31, 2009 - $7,931,000).

OEH manages under a long-term contract Hotel Ritz Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended June 30, 2010, OEH earned $355,000 (2009 - $329,000) in management fees, which are included in revenue. For the six months ended June 30, 2010, OEH earned $560,000 (2009 - $553,000) in management fees, which are included in revenue. The amount due to OEH from Hotel Ritz Madrid, at June 30, 2010 was $13,714,000 (December 31, 2009 - $10,807,000).

OEH has granted to James Sherwood, a director of the Company, a right of first refusal to purchase Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs.  Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR.  These agreements relating to Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

ITEM 2.                                               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of OEH are based on the current expectations, assessments and assumptions of management, are not historical facts, and are subject to various risks and uncertainties.

Forward-looking statements can be identified by the fact that they do not relate only to historic or current facts, and often use words such as “anticipate”, “target”, “expect”, “estimate”, “intend”, “plan”, “goal”, “believe” or other words of similar meaning.

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended June 30, 2010 and in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2009 Form 10-K annual report.

Investors are cautioned not to place undue reliance on forward-looking statements which are not guarantees of future performance. OEH undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

OEH has three business segments, namely (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development.

Hotels currently consist of 41 deluxe hotels. Thirty-six of these hotels are either wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. The other five hotels, in which OEH has unconsolidated equity interests and operates under management contracts, are referred to in this discussion as “hotel management interests.” Of the owned hotels, 13 are located in Europe, seven in North America and 16 in the rest of the world.  In December 2007, Bora Bora Lagoon Resort was designated as held for sale and, accordingly, the results of the hotel have been reflected as discontinued operations.

OEH currently owns and operates the ‘21’ Club restaurant in New York. In December 2009, OEH signed an agreement to sell its La Cabana restaurant in Buenos Aires. The sale of the restaurant was completed in May 2010 for cash consideration of $2.7 million.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruiseship and five canalboats.

OEH’s real estate and property development activities are principally on land adjacent to certain of its owned hotels.

For a discussion of OEH’s liquidity, see under the heading “Liquidity and Capital Resources” below. In January 2010, the Company completed a public offering through underwriters in the United States of 13,800,000 newly-issued class A common shares at $10.00 each. Total proceeds (net of fees) received were $130,775,000. Part of the proceeds of this sale were used to pay the cash portion of the purchase price of two hotel properties located in Taormina, Sicily, and the remainder has been used for initial capital improvements to the hotels and for OEH’s debt reduction and general corporate purposes.

For a discussion of the impact of foreign exchange rate movements on OEH’s results of operations and financial condition, see Item 7 – Management’s Discussion and Analysis in the Company’s 2009 Form 10-K annual report.

Results of Operations

Three months Ended June 30, 2010 compared to

Three months Ended June 30, 2009

OEH’s operating results for the three months ended June 30, 2010 and 2009, expressed as a percentage of revenue, were as follows:

Three months ended June 30,	2010	2009
	%	%
Revenue
Hotels and restaurants	73	85
Tourist trains and cruises	11	15
Real estate	16	—
	100	100
Expenses
Depreciation and amortization	7	8
Operating	55	48
Selling, general and administrative	29	34
Net finance costs	7	6
Earnings before income taxes	2	4
Provision for income taxes	(3)	(8)
Earnings from unconsolidated companies	2	2
Net earnings/(losses)from continuing operations	1	(2)
Net losses from discontinued operations, net of tax	(1)	(17)
Net losses as a percentage of revenue	—	(19)

Segment net earnings before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2010 and 2009 are analyzed as follows (dollars in millions):

Three months ended June 30,	2010	2009

Segment EBITDA:
Owned hotels:
Europe	$17.3	$17.1
North America	5.4	4.3
Rest of the World	6.3	3.5
Hotel management/part ownership interests	2.2	1.2
Restaurants	0.5	0.3
Tourist trains and cruises	6.8	6.9
Real estate	(1.4)	(0.5)
Central overheads	(5.7)	(6.8)
	$31.4	$26.0

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended June 30,	2010	2009

Net losses	$(0.8)	$(24.3)
Add:
Depreciation and amortization	11.6	9.5
Net finance costs	11.4	7.9
Provision for income taxes	6.0	10.3
Losses from discontinued operations, net of tax	1.8	21.8
Share of provision for income taxes of unconsolidated companies	1.4	0.8
	$31.4	$26.0

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

Operating information for OEH’s owned hotels for the three months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,
	2010	2009

Average Daily Rate (in dollars)
Europe	694	753
North America	325	331
Rest of the world	327	271
Worldwide	438	438

Rooms Available (in thousands)
Europe	85	79
North America	68	69
Rest of the world	113	111
Worldwide	266	259

Rooms Sold (in thousands)
Europe	44	39
North America	46	40
Rest of the world	55	48
Worldwide	145	127

Occupancy (percentage)
Europe	52	49
North America	68	58
Rest of the world	49	43
Worldwide	55	49

RevPAR (in dollars)
Europe	363	368
North America	221	190
Rest of the world	158	116
Worldwide	240	213

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	371	368	1%	1%
North America	221	190	16%	16%
Rest of the world	163	118	38%	34%
Worldwide	244	215	13%	12%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, that is the room revenue divided by the number of available rooms. Occupancy is the number of rooms sold divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations) or major refurbishments.  The same store data excludes the following operations:

Grand Hotel Timeo
Villa Sant’Andrea
Bora Bora Lagoon Resort
La Résidence d’Angkor

Overview

The net loss for the three months ended June 30, 2010 was $0.8 million ($0.01 per common share) on revenue of $168.7 million, compared with a net loss of $24.3 million ($0.36 per common share) on revenue of $126.6 million in the second quarter of the prior year. The revenue increase included $27.4 million (2009 - $nil) relating to units delivered to purchasers at Porto Cupecoy.

Business conditions in the global lodging industry remain difficult. After several challenging quarters, however, the second quarter of 2010 showed signs of improvement. RevPAR of owned hotels on a same store basis increased from $215 in the second quarter of 2009 to $244 in the second quarter of 2010, a 13% increase when measured in US dollars and 12% in local currency. These gains have resulted largely from better occupancy of 55% in the second quarter of 2010, compared to 49% for the same period in the prior year. The average daily rate, however, remained flat for the second quarter of 2010 when compared to the same period in the prior year. With the global economy strengthening, OEH expects pricing eventually to follow the growth in occupancy as demand increases. OEH’s strategy is to maximize revenue, manage its costs and preserve profit margins.

The net earnings from continuing operations for the three months ended June 30, 2010 were $1.0 million compared with a net loss of $2.5 million in the three months ended June 30, 2009.

Revenue

Three months ended June 30,	2010	2009
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$56,505	$52,226
North America	29,215	26,825
Rest of the world	32,382	23,950
Hotel management/part ownership interests	1,211	1,249
Restaurants	3,794	3,275
	123,107	107,525
Tourist trains and cruises	18,188	19,081
Real estate	27,414	—
	$168,709	$126,606

Total revenue increased by $42.1 million, or 33%, from $126.6 million in the three months ended June 30, 2009 to $168.7 million in the three months ended June 30, 2010.  Revenue in the three months ended June 30, 2010 included $27.4 million relating to units delivered to purchasers at Porto Cupecoy. Excluding real estate, revenue increased $14.7 million, or 12%, for the three months ending June 30, 2010 compared to the same quarter in 2009.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $4.3 million, or 8%, from $52.2 million for the three months ended June 30, 2009 to $56.5 million for the three months ended June 30, 2010. Excluding the recently acquired hotels in Sicily (Grand Hotel Timeo and Villa Sant’Andrea), revenue increased by $2.0 million, or 4%, compared to the same period in the prior year. Difficult trading conditions across Europe caused average daily rate to fall by 8% from $753 in the three months ended June 30, 2009 to $694 in the three months ended June 30, 2010. On a same store basis, average daily rate fell by 6% from $753 in the 2009 second quarter to $708 for the three months ended June 30, 2010. However, occupancy for the region increased from 49% to 52%. On a same store basis, RevPAR in both U.S. dollars and local currency increased by 1%.

Exchange rate movements caused revenue to fall by $2.3 million in the three months ended June 30, 2010 compared with the same period in 2009.

North America

Revenue increased by $2.4 million, or 9%, from $26.8 million in the three months ended June 30, 2009 to $29.2 million in the three months ended June 30, 2010. Same store RevPAR increased

16% from $190 in the three months ended June 30, 2009 to $221 in the three months ended Jun 30, 2010. Average daily rate decreased by 2%, from $331 in the three months ended June 30, 2009 to $325 in the three months ended Jun 30, 2010. However, occupancy increased by 10% from 58% in the three months ended June 30, 2009 to 68% in the three months ended Jun 30, 2010.

Rest of the World

Revenue increased by $8.5 million, or 36%, from $23.9 million in the three months ended June 30, 2009 to $32.4 million in the three months ended June 30, 2010.  Exchange rate movements across the region were responsible for $3.1 million of the revenue increase. Same store RevPAR in US dollars for the three months ended June 30, 2010 increased 38% from $118 in the three months ended June 30, 2009 to $163 for the three months ended June 30, 2010 and 34% when measured in local currency. Average daily rate increased by 21% from $271 in the three months ended June 30, 2009 to $327 in the three months ended June 30, 2010. Occupancy increased by 5% from 43% in the three months ended June 30, 2009 to 48% in the three months ended June 30, 2010.

Revenue at OEH’s hotels in South America collectively increased by $4.6 million, or 41%, from $11.1 million in the three months ended June 30, 2009 to $15.7 million in the three months ended June 30, 2010. Exchange rate movements were responsible for $1.4 million of the revenue increase. Same store RevPAR for the three months ended June 30, 2010 increased 33% from $143 in the three months ended June 30, 2009 to $190 for the three months ended June 30, 2010. Occupancy increased by 13% from 41% in the three months ended June 30, 2009 to 54% in the three months ended June 30, 2010.

Southern Africa revenue increased by $2.6 million, or 39%, from $6.6 million in the three months ended June 30, 2009 to $9.2 million in the three months ended June 30, 2010. The revenue increase was primarily due to the World Cup tournament which was hosted by South Africa. Of this revenue increase, $0.8 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to US dollar. Same store RevPAR in US dollars for the three months ended June 30, 2010 increased $66, or 66%, from $99 in the three months ended June 30, 2009 to $165 for the three months ended June 30, 2010. When translated in local currency, RevPAR increased 57% from $105 in the three months ended June 30, 2009 to $165 for the three months ended June 30, 2010.

Revenue at OEH’s Australian property increased by $0.7 million, or 28%, to $3.1 million in the three months ended June 30, 2010; 64% of the change in revenue, or $0.4 million, was due to the strengthening of the Australian dollar against the US dollar.

Revenue for the Asian properties increased by $0.6 million, or 15%, to $4.4 million in the three months ended June 30, 2010; 66% of the change in revenue, or $0.4 million, was due to exchange rate movements.

Hotel Management and Part-Ownership Interests: Revenue remained flat at $1.2 million in the three months ended June 30, 2010 compared to the same period in the previous year.

Restaurants: Revenue increased by $0.5 million, or 15%, from $3.3 million in the three months ended June 30, 2009 to $3.8 million in the three months ended June 30, 2010. The number of covers served increased 14%, from 29,296 for the three months ended June 30, 2009 to 33,517 for the three months ended June 30, 2010. The average check per cover served increased $1.41 from $107.21 for the three months ended June 30, 2009 to $108.62 for the three months ended June 30, 2010.

Trains and Cruises: Revenue decreased by $0.9 million, or 5%, from $19.1 million in the three months ended June 30, 2009 to $18.2 million in the three months ended June 30, 2010; 53% of the revenue decrease was due to exchange rate movements. Management fee revenue from PeruRail decreased by $0.4 million, from $0.8 million for the three months ended June 30, 2009 to $0.4 million for the three months ended June 30, 2010. This was primarily as a result of the floods in January 2010 which caused damage to the rail tracks and disrupted rail services for most of the quarter.

Real Estate: Thirty-three condominiums were delivered to customers at Porto Cupecoy generating revenue of $27.4 million for the three months ended June 30, 2010. Sales contracts were signed on a further six units in the three months ended June 30, 2010, of which three were part of an exchange for land adjacent at La Samanna. There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the three months ended June 30, 2010 or in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $2.1 million from $9.5 million in the three months ended June 30, 2009 to $11.6 million in the three months ended June 30, 2010. The increase in depreciation included the impact of foreign currency fluctuations and the addition of new hotels in Sicily and the improvements at hotels in Brazil, and also additional depreciation after capital expenditures on owned assets over the prior 12 months.

Operating expenses

Operating expenses increased by $31.7 million from $60.8 million in the three months ended June 30, 2009 to $92.5 million in the three months ended June 30, 2010. Operating expenses included a charge of $27.5 million in respect of Porto Cupecoy, principally due to closing previously contracted sales. There was no equivalent charge in 2009. Excluding Porto Cupecoy, operating expenses increased by $4.2 million, which was a direct result of the increase in revenue. Operating expenses were 48% of revenue in the three months ended June 30, 2009 and 55% of revenue in the three months ended June 30, 2010. Excluding Porto Cupecoy’s expenses, operating expenses in 2010 decreased as a percentage of revenue by 2% to 46% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.9 million from $42.6 million in the three months ended June 30, 2009 to $49.5 million in the three months ended June 30, 2010. The 2010 expense included a charge of $4.0 million in respect of the recently acquired Sicilian hotels. There was no equivalent charge in 2009. A net credit of $0.8 million was also recorded following the successful litigation against acts of infringement of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $0.6 million of the total increase. Selling, general and administrative expenses were 34% of revenue in the three months ended June 30, 2009 and 29% of revenue in the three months ended June 30, 2010. Excluding the two Sicilian hotels’ expenses, selling, general and administrative expenses in 2010 were 27% of revenue.

Segment EBITDA

Three months ended June 30	2010	2009
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$17,330	$17,177
North America	5,367	4,299
Rest of the world	6,275	3,490
Hotel management/part ownership interests	2,182	1,223
Restaurants	493	275
	31,647	26,464
Tourist trains and cruises	6,834	6,854
Real estate	(1,439)	(474)
Central overheads	(5,665)	(6,833)
	$31,377	$26,011

The European hotels collectively reported a segment EBITDA of $17.3 million in 2010 compared to $17.2 million in the same period in 2009.  Excluding the two Sicilian hotels, EBITDA for the 2010 quarter was $18.3 million. As a percentage of European hotels revenue, the European segment EBITDA margin fell from 33% in 2009 to 31% in 2010. Excluding the two Sicilian hotels, the EBITDA margin for the 2010 quarter was 34%.

Segment EBITDA in the North American hotels region increased by 26% from $4.3 million in the three months ended June 30, 2009, to $5.4 million in the three months ended June 30, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 16% in 2009 to 18% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 80% from $3.5 million in the three months ended June 30, 2009, to $6.3 million in the three months ended June 30, 2010.  The segment EBITDA margin for the three months ended June 30, 2010 was 19%, compared to a margin of 15% for the same period in 2009.

Earnings from operations before net finance costs

Earnings from operations increased by $1.4 million from a profit of $13.7 million in the three months ended June 30, 2009 to a profit of $15.1 million in the three months ended June 30, 2010, due to the factors described above.

Net finance costs

Net finance costs were $7.9 million for the three months ended June 30, 2009 and $11.4 million for the three months ended June 30, 2010. The three months ended June 30, 2009 included a foreign exchange loss of $0.4 million compared to a foreign exchange loss of $4.0 million in the three months ended June 30, 2010. Excluding these foreign exchange items, net interest expense decreased by $0.1 million, or 1%, from $7.5 million in the three months ended June 30, 2009 to $7.4 million in the three months ended June 30, 2010.

Provision for income taxes

The provision for income taxes decreased by $4.2 million from a charge of $10.3 million in the three months ended June 30, 2009 to a charge of $6.1 million in the three months ended June 30, 2010.

The provision for income taxes for the three months ended June 30, 2010 included a deferred tax charge of $1.8 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to a $nil charge for valuation allowances in the three months ended June 30, 2009.

The provision for income taxes for the three months ended June 30, 2010 included a deferred tax benefit of $0.3 million arising from fixed asset timing differences following movements in exchange rates compared to a $2.7 million tax charge in the three months ended June 30, 2009.

OEH’s tax charge for the three months ended June 30, 2010 included $0.1 million in respect of the provision for uncertainties, interest and penalties for uncertain tax positions, of which $nil related to potential interest and penalty costs. OEH’s tax provision for the three months ended June 30, 2009 included a tax charge of $1.0 million in respect of uncertain tax position provisions, including a charge of $0.2 million that related to potential interest and penalty costs.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $1.4 million from $2.0 million in the three months ended June 30, 2009 to $3.4 million in the three months ended June 30, 2010.  This includes insurance income of $2.8 million from PeruRail, which was impacted by the damage to tracks caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $0.8 million in 2009 and $1.4 million in 2010.

Loss from discontinued operations

The loss from discontinued operations for the three months ended June 30, 2010 was $1.8 million compared with losses of $21.8 million for the three months ended June 30, 2009. Bora Bora Lagoon Resort’s net loss was $1.2 million for the three months ended June 30, 2010, compared to a loss of $21.7 million in the three months ended June 30, 2009 which included an impairment charge of $28.5 million and a tax credit of $7.1 million. The loss on the sale of La Cabana of $0.4 million and late costs related to the sale of Lilianfels Blue Mountains of $0.2 million were recorded in the three months ended June 30, 2010. The loss from discontinued operations for the three months ended June 30, 2009 consisted of losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel and Lapa Palace Hotel.

Six months Ended June 30, 2010 compared to

Six months Ended June 30, 2009

OEH’s operating results for the six months ended June 30, 2010 and 2009, expressed as a percentage of revenue, were as follows:

Six months ended June 30,	2010	2009
	%	%
Revenue
Hotels and restaurants	79	89
Tourist trains and cruises	9	11
Real estate	12	—
	100	100
Expenses
Depreciation and amortization	9	9
Operating	54	48
Selling, general and administrative	36	38
Impairment of goodwill	—	3
Net finance costs	5	10
Losses before income taxes	(4)	(8)
Provision for income taxes	(2)	—
Earnings from unconsolidated companies	—	1
Net losses from continuing operations	(6)	(7)
Net earnings/(losses) from discontinued operations, net of tax	1	(12)
Net losses as a percentage of revenue	(5)	(19)

Segment EBITDA of OEH’s operations for the six months ended June 30, 2010 and 2009 are analyzed as follows (dollars in millions):

Six months ended June 30,	2010	2009

Segment EBITDA:
Owned hotels:
Europe	$9.2	$11.8
North America	10.8	12.0
Rest of the World	17.2	12.2
Hotel management/part ownership interests	0.9	1.9
Restaurants	0.6	0.5
Tourist trains and cruises	5.1	8.3
Real estate	(2.8)	(0.8)
Impairment of goodwill	—	(6.5)
Central overheads	(13.2)	(11.9)
	$27.8	$27.5

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Six months ended June 30,	2010	2009

Net losses	$(13.8)	$(39.0)
Add:
Depreciation and amortization	22.9	18.7
Net finance costs	14.3	20.9
Provision for income taxes	7.2	0.9
(Earnings)/losses from discontinued operations, net of tax	(3.4)	24.8
Share of provision for income taxes of unconsolidated companies	0.6	1.2
	$27.8	$27.5

Operating information for OEH’s owned hotels for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Average Daily Rate (in dollars)
Europe	618	645
North America	349	370
Rest of the world	327	279
Worldwide	397	390

Rooms Available (in thousands)
Europe	135	131
North America	136	137
Rest of the world	229	219
Worldwide	500	487

Rooms Sold (in thousands)
Europe	58	54
North America	87	77
Rest of the world	126	109
Worldwide	271	240

Occupancy (percentage)
Europe	43	41
North America	64	56
Rest of the world	55	50
Worldwide	54	49

RevPAR (in dollars)
Europe	267	266
North America	224	210
Rest of the world	180	139
Worldwide	215	193

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	270	270	0%	(1)%
North America	224	210	7%	6%
Rest of the world	190	142	34%	24%
Worldwide	222	197	13%	9%

The same store data excludes the following operations for the quarters in which they were not comparable:

Hotel Cipriani	Le Manoir aux Quat’Saisons
Villa San Michele	La Residencia
Hotel Splendido	Hotel das Cataratas
Hotel Caruso Belvedere	Bora Bora Lagoon Resort
Grand Hotel Timeo	Jimbaran Puri Bali
Villa Sant’Andrea	La Résidence d’Angkor

Overview

The net loss for the six months ended June 30, 2010 was $13.8 million ($0.15 per common share) on revenue of $261.2 million, compared with a net loss of $39.0 million ($0.66 per common share) on revenue of $206.1 million in the prior year period.

As noted above, business conditions in the global lodging industry remain difficult, but after several challenging quarters, the first half of 2010, particularly the second quarter, offered signs of improvement. RevPAR of owned hotels on a same store basis increased from $197 in the six months ended June 30, 2009 to $222 in the six months ended June 30, 2010, a 13% increase when measured in US dollars and 9% in local currency. These gains have resulted largely from better occupancy of 54% in the six months ended June 30, 2010, compared to 49% for the same period in the prior year. The average daily rate only grew 2% from $390 in the first six months ended June 30, 2009 to $397 for the first six months of 2010. With the global economy strengthening, OEH expects pricing eventually to follow the growth in occupancy as demand increases. OEH will continue to monitor its costs with the aim of achieving significant efficiencies throughout the remainder of 2010 and beyond.

Revenue

Six months ended June 30,	2010	2009
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$69,960	$65,677
North America	56,554	55,980
Rest of the world	70,792	52,068
Hotel management/part ownership interests	1,773	2,268
Restaurants	6,908	6,566
	205,987	182,559
Tourist trains and cruises	24,147	23,558
Real estate	31,108	—
	$261,242	$206,117

Total revenue increased by $55.1 million, or 27%, from $206.1 million in the six months ended June 30, 2009 to $261.2 million in the six months ended June 30, 2010.  Revenue in the six months ended June 30, 2010 included $31.1 million relating to units delivered to purchasers at Porto Cupecoy. Excluding real estate, revenue increased $24.0 million, or 12%, for the six months ended June 30, 2010 compared to the six months in 2009.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $4.3 million, or 7%, from $65.7 million for the six months ended June 30, 2009 to $70.0 million for the six months ended June 30, 2010. Difficult trading conditions across Europe caused average daily rate to fall by 4% from $645 in the six months ended June 30, 2009 to $618 in the six months ended June 30, 2010. Occupancy, however, increased from 41% in the six months ended June 30, 2009 to 43% in the six months ended June 30, 2010. On a same store basis, RevPAR in local currency decreased by 1% for the six months ended June 30, 2010, and remained flat when measured in US dollars.

Exchange rate movements caused revenue to increase by $1.5 million in the six months ended June 30, 2010 compared with the same period in 2009.

North America

Revenue increased by $0.6 million, or 1%, from $56.0 million in the six months ended June 30, 2009 to $56.6 million in the six months ended June 30, 2010. Average daily rate decreased by 6% from $370 in the six months ended June 30, 2009 to $349 in the six months ended June 30, 2010. Occupancy, however, increased from 56% in the six months ended June 30, 2009 to 64% in the six months ended June 30, 2010. On a same store basis, RevPAR increased from $210 in the six months ended June 30, 2009 to $224 for the six months ended June 30, 2010. This translates to an increase in local currency of 6%, and 7% when measured in US dollars.

Rest of the World

Revenue increased by $18.7 million, or 36%, from $52.1 million in the six months ended June 30, 2009 to $70.8 million in the six months ended June 30, 2010.  Exchange rate movements across the region were responsible for $9.2 million of the revenue increase.

Revenue at OEH’s hotels in South America collectively increased by $10.6 million, or 42%, from $25.0 million in the six months ended June 30, 2009 to $35.6 million in the six months ended June 30, 2010. Had exchange rates in the first six months of

2010 been the same as in the first six months of 2009, South American revenue would have been $6.7 million higher than in the six months ended June 30, 2009.

Revenue at OEH’s six Asian hotels collectively increased by $2.2 million, or 28%, to $10.2 million in the six months ended June 30, 2010. Exchange rate movements across the region were responsible for $0.8 million of the revenue increase. Same store occupancy for the six months increased by 8%, from 46% in the six months ended June 30, 2009 to 54% for the six months ended June 30, 2010. Same store average daily rate in US dollars increased 4% from $304 in the six months to June 30, 2009 to $317 for the six months ended June 30, 2010. This translated into an increase in same store RevPAR in US dollars of $30, or 22% from $139 in the six months ended June 30, 2009 to $169 for the six months ended June 30, 2010.

Southern Africa revenue increased by $4.0 million, or 28%, of which $3.1 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to US dollars. The revenue increase was primarily due to the World Cup tournament which was hosted by South Africa. Same store RevPAR in US dollars for the six months ended June 30, 2010 increased 40% from $113 to $158 compared to the same period in 2009, and 16% from $136 in the six months ended June 30, 2009 to $158 for the six months ended June 30, 2010 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $2.0 million, or 42%, to $6.8 million in the six months ended June 30, 2010; 70% of the change in revenue, or $1.4 million, was due to the strengthening of the Australian dollar against the US dollar.

Average daily rate for the Rest of the World region on a same store basis in US dollars increased from $288 in the six months ended June 30, 2009 to $345 for the six months ended June 30, 2010. Occupancy also increased from 50% to 55%, which resulted in an increase in RevPAR on a same store basis in US dollars of 34% from $142 in the six months ended June 30, 2009 to $190 for the six months ended June 30, 2010, and 24% when measured in local currency.

Hotel Management and Part-Ownership Interests: Revenue decreased by $0.5 million from $2.3 million in the six months ended June 30, 2009 to $1.8 million in the six months ended June 30, 2010, primarily due to lower management fees from the managed hotels in Peru.

Restaurants: Revenue increased by $0.3 million, or 5%, from $6.6 million in the six months ended June 30, 2009 to $6.9 million in the six months ended June 30, 2010, primarily due to an increase in the number of covers being served.

Trains and Cruises: Revenue increased by $0.5 million, or 2%, from $23.6 million in the six months ended June 30, 2009 to $24.1 million in the six months ended June 30, 2010. This increase was primarily due to the Road to Mandalay river cruiseship returning to operation following repairs to damage from a cyclone in Burma in May 2008 when the ship was taken out of service. Road to Mandalay contributed $2.1 million in the six months ended June 30, 2010; no revenue was recorded for the same period in 2009. Management fee revenue from PeruRail decreased by $0.6 million, or 43%, from $1.4 million in the six months ended June 30, 2009 to $0.8 million in the six months ended June 30, 2010. This was primarily as a result of the floods in January 2010, which caused damage to the rail tracks and disrupted rail services from the end of January to July 2010. Exchange rate movements across the segment were responsible for $0.2 million of the revenue increase.

Real Estate: Forty-five condominiums were delivered to customers at Porto Cupecoy generating revenue of $31.1 million for the six months ended June 30, 2010. Sales contracts were signed on a further 13 units in the six months ended June 30, 2010 of which three were exchanged for land adjacent to La Samanna. There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the six months ended June 30, 2010 or in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $4.2 million from $18.7 million in the six months ended June 30, 2009 to $22.9 million in the six months ended June 30, 2010. Exchange rate movements were responsible for $1.9 million of the increase in depreciation. The increase in depreciation also included the addition of new hotels in Sicily and the improvements at hotels in Brazil, and also additional depreciation after capital expenditures on all owned assets over the prior 12 months.

Operating expenses

Operating expenses increased by $42.6 million from $99.0 million in the three months ended June 30, 2009 to $141.6 million in the three months ended June 30, 2010. Operating expenses included a charge of $31.1 million in respect of Porto Cupecoy principally due to delivery of units under previously contracted sales. There was no equivalent charge in 2009. Excluding Porto Cupecoy, operating expenses increased by $11.5 million. Exchange rate movements were responsible for $9.6 million of the increase in operating expenses. Operating expenses were 48% of revenue in the six months ended June 30, 2009 and 54% of revenue in the six months ended June 30, 2010. Excluding Porto Cupecoy’s expenses and the exchange rate movement, operating expenses in 2010 were 48% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $16.3 million from $77.4 million in the six months ended June 30, 2009 to $93.7 million in the six months ended June 30, 2010. The 2010 expense included a charge of $4.6 million in respect of the recently acquired Sicilian hotels. There was no equivalent charge in 2009. A net credit of $0.8 million was also recorded following the successful litigation against acts of infringement of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $7.3 million of the total increase. Selling, general and administrative expenses were 38% of revenue in the six months ended June 30, 2009 and 36% of revenue in the six months ended June 30, 2010. Excluding the two Sicilian hotels’ expenses, and the exchange rate movement, selling, general and administrative expenses in 2010 were 31% of revenue.

Segment EBITDA

Six months ended June 30	2010	2009
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$9,188	$11,762
North America	10,811	12,025
Rest of the world	17,190	12,252
Hotel management/part ownership interests	874	1,915
Restaurants	636	525
	38,699	38,479
Tourist trains and cruises	5,119	8,297
Real estate	(2,779)	(793)
Impairment of goodwill	—	(6,500)
Central overheads	(13,249)	(11,938)
	$27,790	$27,545

The European hotels collectively reported a segment EBITDA of $9.2 million for the six months ended June 30, 2010 compared to $11.8 million in the same period in 2009.  Excluding the two Sicilian hotels, EBITDA for the first six months of 2010 was $11.8 million. As a percentage of European hotels revenue, the European segment EBITDA margin fell from 18% in 2009 to 13% in 2010. Excluding the two Sicilian hotels, the 2010 EBITDA margin was 17%.

Segment EBITDA in the North American hotels region decreased by 10% from $12.0 million in the six months ended June 30, 2009 to $10.8 million in the six months ended June 30, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased from 21% in 2009 to 19% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 40% from $12.3 million in the six months ended June 30, 2009 to $17.2 million in the six months ended June 30, 2010.  The segment EBITDA margin for the six months ended June 30, 2009 and 2010 was 24%.

Earnings from operations before net finance costs

Earnings from operations decreased by $1.5 million from a profit of $4.5 million in the six months ended June 30, 2009 to a profit of $3.0 million in the six months ended June 30, 2010, due to the factors described above.

Net finance costs

Net finance costs decreased by $6.6 million, or 32%, from $20.9 million for the six months ended June 30, 2009 to $14.3 million for the six months ended June 30, 2010.  The six months ended June 30, 2009 included a foreign exchange loss of $4.2 million compared to a foreign exchange loss of $0.2 million in the six months ended June 30, 2010. Excluding these foreign exchange items, net interest expense decreased by $2.6 million, or 16%, from $16.7 million in the six months ended June 30, 2009 to $14.1 million in the six months ended June 30, 2010, primarily as a result of lower interest rates in the six months ended June 30, 2010 compared to the same period in the prior year.

Provision for income taxes

The provision for income taxes increased by $6.3 million from a charge of $0.9 million in the six months ended June 30, 2009 to a charge of $7.2 million in the six months ended June 30, 2010.

The provision for income taxes for the six months ended June 30, 2010 included a deferred tax charge of $3.8 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to a $nil charge for valuation allowances in the six months ended June 30, 2009.

The provision for income taxes for the six months ended June 30, 2010 included a deferred tax benefit of $0.5 million arising from fixed asset timing differences following movements in exchange rates compared to a $2.9 million tax charge in the six months ended June 30, 2009.

OEH’s tax charge for the six months ended June 30, 2010 included a tax charge of $0.6 million in respect of the provision for uncertainties, interest and penalties for uncertain tax positions, of which $0.3 million related to potential interest and penalty costs. OEH’s tax provision for the six months ended June 30, 2009 included a tax charge of $1.1 million in respect of uncertain tax position provisions, including a charge of $0.3 million that related to potential interest and penalty costs.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $1.9 million, from $3.2 million in the six months ended June 30, 2009 to $1.3 million in the six months ended June 30, 2010.  This includes insurance income of $2.8 million from PeruRail, which was impacted by the damage to tracks caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $1.2 million in 2009 and $0.6 million in 2010.

Loss from discontinued operations

The earnings from discontinued operations for the six months ended June 30, 2010 were $3.4 million compared with a loss of $24.8 million for the six months ended June 30, 2009. This included a gain of $6.7 million in 2010 due to the release of the cumulative translation adjustment upon the sale of Lilianfels Blue Mountains in January 2010. The loss on the sale of La Cabana of $0.4 million and late costs related to the sale of Lilianfels Blue Mountains of $0.2 million were recorded in the six months ended June 30, 2010.

Bora Bora Lagoon Resort’s net loss for the six months ended June 30, 2010 decreased by $21.2 million to $2.6 million, compared with a loss of $23.8 million for the six months ended June 30, 2009 which included an impairment charge of $28.5 million and a tax credit of $7.1 million. Excluding these items, the loss for the six months ended June 30, 2009 was $2.4 million. The loss at Bora Bora Lagoon Resort for the six months ended June 30, 2010 was primarily due to closure of the hotel in February 2010 after it was damaged by a cyclone.

The loss from discontinued operations for the six months ended June 30, 2009 consisted of losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel, Lapa Palace Hotel, La Cabana and Lilianfels Blue Mountains, whereas only Bora Bora Lagoon Resort and La Cabana were reflected under discontinued operations for the six months ended June 30, 2010.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $112.5 million at June 30, 2010, $40.3 million more than the $72.2 million at December 31, 2009. In addition, OEH had restricted cash of $16.6 million (December 31, 2009 - $19.9 million) of which $5.9 million related to the Porto Cupecoy project in St Martin, which will be released as completed units are delivered to purchasers.  At June 30, 2010, there were undrawn amounts available to OEH under committed short-term lines of credit of $18.6 million (December 31, 2009 - $30.6 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million (December 31, 2009 - $12.0 million), bringing total cash availability at June 30, 2010 to $159.7 million (December 31, 2009 - $134.6 million), including the restricted cash of $16.6 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $7.1 million at June 30, 2010, a decrease of $48.2 million from a surplus of $41.1 million at December 31, 2009. The main factor that contributed to the decrease in working capital was the increase in the scheduled current portion of long-term debt of Charleston Place Hotel, a consolidated variable interest entity, maturing in the second quarter of 2011.

Cash Flow

Operating Activities. Net cash provided by operating activities increased by $14.2 million from $1.9 million for the six months ended June 30, 2009 to $16.1 million for the six months ended June 30, 2010. The increase was due to better performance of the continuing hotels in the first six months of 2010 as the economy begins to recover in many parts of the world and the sale of non-core assets no longer considered suitable for OEH’s business.

Investing Activities.  Cash used in investing activities increased by $37.4 million to $54.7 million cash outflow for the six months ended June 30, 2010, compared to $17.3 million cash outflow for the six months ended June 30, 2009.

The first six months of 2010 included acquisitions of $46.3 million, net of cash acquired in respect of the Grand Hotel Timeo and Villa Sant’Andrea purchase.  There were no acquisitions in the first six months of 2009.

There was a decrease in restricted cash in the first six months of 2010 of $3.3 million compared to no movement in the first six months of 2009. The movement in the first six months of 2010 represents the release of restricted cash from the Porto Cupecoy escrow account as units were delivered and the release of restricted cash relating to the deposits for the purchase of the Sicilian hotels, offset by further cash deposited for credit support facilities.

The $22.6 million disposals in the six months ended June 30, 2010 consisted mainly of proceeds from the sale of Lilianfels Blue Mountains in the first quarter and the sale of La Cabana in the second quarter.

Capital expenditure of $34.3 million included $4.0 million of Hotel Cipriani refurbishment, $4.8 million of Hotel das Cataratas capital costs, $6.6 million for Grand Hotel Timeo and Villa Sant’Andrea, $2.3 million of Le Manoir aux Quat’Saisons refurbishment, and $1.6 million of Grand Hotel Europe refurbishment. In addition, $1.6 million was invested in European tourist train operations.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2010 was $78.6 million compared to $92.9 million for the six month ended June 30, 2009, a decrease of $14.3 million. Debt repaid during the first six months of 2010 was $55.7 million ($16.1 million in the first six months of 2009). Net proceeds from working capital facilities and redrawable loans was $1.5 million for the first six months of 2010 ($17.2 million in net repayments in 2009).

Capital Commitments.  There were $50.2 million of capital commitments outstanding as of June 30, 2010 of which $9.7 million related to investments in owned hotels and real estate and $40.5 million to the purchase of land and a building adjoining ‘21’ Club, New York.

Indebtedness

At June 30, 2010, OEH had $761.6 million of long-term debt secured by assets, including the current portion, which was repayable over periods of 1 to 24 years with a weighted average maturity of 2.2 years and a weighted average interest rate of 3.53%. Of this principal amount, $79.4 million was issued by a consolidated variable entity and is non-recourse to the Company and its subsidiaries. See Note 9 to the financial statements regarding the maturity of long-term debt.

Approximately 53% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At June 30, 2010, 37% of borrowings of OEH were in floating interest rates.

Liquidity

During the six months ending on December 31, 2010, OEH has approximately $115.1 million of scheduled debt repayments. However, $101.5 million of this amount relates to revolving facilities which, provided OEH complies with the terms of the facilities, are available for redrawing. OEH expects to meet the other repayments through available cash, operating cash flow and available committed facilities.

Additionally, OEH’s capital commitments amounted to $50.2 million at June 30, 2010, of which $40.5 million related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  OEH proposes to build a mixed use hotel and residential development on the site.  On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7.0 million that OEH had already paid, OEH paid $9.0 million upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010 (of which $2.5 million was paid in the first two quarters of 2010), and final payments of $6.0 million and $29.0 million in June 2011.   In the event OEH elects not to close the transaction, the final payment of $29.0 million will not be due to the Library, in which event OEH would write off its investment including its capitalized costs and associated fees.  OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.  OEH is seeking co-investors in this development project.

In January 2010, OEH completed a public offering through underwriters in the United States of 13,800,000 newly-issued class A common shares at $10.00 each. This included 1,800,000 shares covered by the underwriters’ over-allotment option which was exercised in full. Total proceeds (net of fees) received were $130.8 million. Part of the proceeds of this sale were used to pay the cash portion of the purchase price of Grand Hotel Timeo and Villa Sant’Andrea, and the remainder has been used for initial capital improvements to the two hotels and for debt reduction and general corporate purposes.

OEH regularly discusses with its financial advisers the most appropriate way of developing its capital structure and generating sources of liquidity.  Options available to OEH,

depending on availability in the current economic and financial environment and OEH’s continuing compliance with financial covenants in its existing loan facilities, include raising additional debt at property level, issuing debt instruments or equity, rescheduling loan repayments or capital commitments, disposing of properties or other assets for cash including non-core assets and developed real estate, or a combination of the foregoing.  OEH has prepared cash flow projections which indicate it will have available cash from operations, appropriate debt finance and other sources sufficient to fund its working capital requirements, committed capital expenditures, committed acquisitions and debt service for the next 12 months and the foreseeable future.

OEH cannot give assurance that, in the current economic and financial environment, additional sources of financing for OEH’s unfunded commitments will be available to OEH or available on commercially acceptable terms, or that OEH will be able to reschedule loan repayments or capital commitments, or that other cash-generating measures OEH may take to enhance its liquidity and capital position will bridge any shortfall.

OEH recognizes that, in the current economic climate, there is an enhanced risk of a financial covenant breach in its existing loan facilities if weak trading conditions lead to a deterioration of OEH’s results and the costs of implementing remedial steps reduce OEH’s earnings in any given period.  If the current economic conditions continue or worsen, OEH believes there is heightened risk that it could breach certain financial covenants applicable to OEH.

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

At June 30, 2010, OEH was in compliance with all major covenants contained in its facility agreements that apply to it.

At June 30, 2010, the unconsolidated company owning the Hotel Ritz Madrid, in which OEH has a 50% interest, was out of compliance with a loan to value ratio and debt service coverage ratio in its first mortgage loan facility amounting to $88.4 million, which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel. OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

Also at June 30, 2010, the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance with financial covenants in a loan facility of the joint venture amounting to $28.6 million.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

Recent Accounting Pronouncements

As of June 30, 2010, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, variable interest entities, and accounting and disclosure requirements for transfers of financial assets, as reported in Note 1(a) to the financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $700,000 on an annual basis based on borrowings at June 30, 2010.

The market risk relating to foreign currencies and its effects have not changed materially during the first six months of 2010 from those described in the Company’s 2009 Form 10-K annual report.

ITEM 4.                                                   Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2010 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously reported, two hedge fund groups owning together approximately 6.1 million class A common shares in the Company filed a petition in the Supreme Court of Bermuda on January 12, 2009 challenging on various grounds the Company’s corporate governance structure with dual class A and class B common shares outstanding and ownership of higher-voting class B common shares by a wholly-owned subsidiary of the Company.  The named respondents are the Company, its subsidiary and seven of the current eight members of Company’s Board of Directors.

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

The latter hearing began on April 26, 2010 and concluded on May 7, 2010.  On June 1, 2010, the Court delivered a judgment on the shareholders’ petition, in which the judge held that the Company’s voting structure is not unlawful and struck out the petition in its entirety.  One of the hedge fund groups (D.E. Shaw Oculus Porfolios LLC and D.E.Shaw Valence Portfolio LLC) has indicated an intention to appeal this judgment to the Court of Appeal for Bermuda.

The foregoing description of the judgment of the Supreme Court of Bermuda does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.1 to its Current Report on Form 8-K dated June 1, 2010 on the front cover and is incorporated herein by reference.

ITEM 6.  Exhibits

The index to exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President - Finance
and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 6, 2010

EXHIBIT INDEX

3.1    —    Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2    —    Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K Current Report on June 15, 2007 and incorporated herein by reference.

3.3    —     Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4    —     Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference.

3.5    —     Amendment No. 2 dated May 27, 2010 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.3 to the Company’s Form 8-K Current Report on May 27, 2010 and incorporated herein by reference.

31     —     Rule 13a-14(a)/15d-14(a) Certifications.

32     —     Section 1350 Certification.

101    —     Interactive Data File.