Form 10-Q
period 2010-09-30
ORIENT EXPRESS HOTELS LTD
filed 2010-11-05
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010 or

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

As of November 1, 2010, 90,873,241 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Assets
Cash and cash equivalents	$131,612	$72,151
Restricted cash	13,940	19,894
Accounts receivable, net of allowances of $577 and $453	59,595	59,905
Due from unconsolidated companies	19,532	19,385
Prepaid expenses and other	27,760	22,331
Inventories	44,776	44,191
Assets of discontinued operations held for sale	26,890	41,770
Real estate assets	80,607	120,288
Total current assets	404,712	399,915

Property, plant and equipment, net of accumulated depreciation of $273,880 and $249,953	1,286,481	1,211,091
Property, plant and equipment of consolidated variable interest entities	189,589	192,682
Investments in unconsolidated companies	60,754	58,432
Goodwill	178,185	149,180
Other intangible assets	21,222	20,982
Other assets	30,005	40,408
	$2,170,948	$2,072,690

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)(continued)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Liabilities and Equity
Working capital facilities	$335	$6,666
Accounts payable	29,154	23,575
Accrued liabilities	100,175	74,569
Deferred revenue	45,416	68,784
Liabilities of discontinued operations held for sale	5,035	11,847
Current portion of long-term debt and obligations under capital leases	483,880	173,223
Current portion of long-term debt of consolidated variable interest entities	67,133	165
Total current liabilities	731,128	358,829

Long-term debt and obligations under capital leases	241,259	559,042
Long-term debt of consolidated variable interest entities	12,213	79,304
Liability for pension benefit	7,264	7,402
Other liabilities	29,770	19,742
Deferred income taxes	99,911	96,642
Deferred income taxes of consolidated variable interest entities	64,100	64,100
Liability for uncertain tax positions	7,759	7,151
	1,193,404	1,192,212
Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized): Issued — 90,873,241 (2009 — 76,843,053)	908	769
Class B common shares $0.01 par value (120,000,000 shares authorized): Issued — 18,044,478	181	181
Additional paid-in capital	850,051	714,980
Retained earnings	166,494	202,774
Accumulated other comprehensive loss	(41,861)	(39,814)
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	975,592	878,709
Non-controlling interests	1,952	1,769
Total equity	977,544	880,478
	$2,170,948	$2,072,690

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2010	2009
	(Dollars in thousands, except per share amounts)

Revenue	$182,414	$139,555

Expenses:
Depreciation and amortization	11,839	10,877
Cost of services	101,158	67,860
Selling, general and administrative	49,066	44,964
Impairment of real estate assets, goodwill and property, plant and equipment	36,500	—
Total expenses	198,563	123,701

(Losses)/earnings from operations	(16,149)	15,854

Interest expense, net	(8,028)	(7,656)
Foreign currency, net	3,193	4,543
Net finance costs	(4,835)	(3,113)

(Losses)/earnings before provision for income taxes and earnings from unconsolidated companies, net of tax	(20,984)	12,741

Provision for income taxes	(7,078)	(10,279)

(Losses)/earnings before earnings from unconsolidated companies	(28,062)	2,462

Earnings from unconsolidated companies, net of tax of $538 and $573	1,117	1,439

Net (losses)/earnings from continuing operations	(26,945)	3,901

Earnings/(losses) from discontinued operations, net of tax	4,470	(16,954)

Net losses	(22,475)	(13,053)

Net losses attributable to noncontrolling interests	23	38

Net losses attributable to Orient-Express Hotels Ltd.	$(22,452)	$(13,015)

Basic net (losses)/earnings per share:
Net (losses)/earnings from continuing operations	$(0.30)	$0.05
Net earnings/(losses) from discontinued operations	0.05	(0.22)
Net losses	$(0.25)	$(0.17)

Diluted net (losses)/earnings per share:
Net (losses)/earnings from continuing operations	$(0.30)	$0.05
Net earnings/(losses) from discontinued operations	0.05	(0.22)
Net losses	$(0.25)	$(0.17)

Dividends per share	$—	$—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Nine months ended September 30,	2010	2009
	(Dollars in thousands, except per share amounts)

Revenue	$443,656	$345,672

Expenses:
Depreciation and amortization	34,732	29,545
Costs of services	242,788	166,850
Selling, general and administrative	142,549	122,346
Impairment of real estate assets, goodwill and property, plant and equipment	36,500	6,500
Total expenses	456,569	325,241

(Losses)/earnings from operations	(12,913)	20,431

Interest expense, net	(22,138)	(24,328)
Foreign currency, net	2,985	309
Net finance costs	(19,153)	(24,019)

Losses before provision for income taxes and earnings from unconsolidated companies, net of tax	(32,066)	(3,588)

Provision for income taxes	(14,283)	(11,198)

Losses before earnings from unconsolidated companies	(46,349)	(14,786)

Earnings from unconsolidated companies, net of tax of $1,100 and $1,755	2,423	4,607

Net losses from continuing operations	(43,926)	(10,179)

Earnings/(losses) from discontinued operations, net of tax	7,830	(41,776)

Net losses	(36,096)	(51,955)

Net earnings attributable to noncontrolling interests	(184)	(12)

Net losses attributable to Orient-Express Hotels Ltd.	$(36,280)	$(51,967)

Basic net losses per share:
Net losses from continuing operations	$(0.49)	$(0.16)
Net earnings/(losses) from discontinued operations	0.09	(0.64)
Net losses	$(0.40)	$(0.80)

Diluted net losses per share:
Net losses from continuing operations	$(0.49)	$(0.16)
Net earnings/(losses) from discontinued operations	0.09	(0.64)
Net losses	$(0.40)	$(0.80)

Dividends per share	$—	$—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2010	2009
	(Dollars in thousands)

Cash flows from operating activities:
Net losses	$(36,096)	$(51,955)
Less: (earnings)/losses from discontinued operations, net of tax	(7,830)	41,776
Net losses from continuing operations	(43,926)	(10,179)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	34,732	29,545
Amortization of finance costs	2,406	2,473
Impairment losses	36,500	6,500
Undistributed earnings of unconsolidated companies	(3,661)	(6,871)
Share-based compensation	4,561	3,237
Change in deferred tax	2,489	2,568
Losses from disposals of property, plant and equipment	(19)	1,488
Increase/(decrease)in provision for uncertain tax positions	716	(4,068)
Other non-cash items	737	2,593
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(8,308)	(9,378)
Increase in due from unconsolidated companies	(147)	(4,534)
(Increase)/decrease in inventories	(446)	636
Decrease/(increase) in real estate assets	15,238	(23,728)
Increase in payables, accrued liabilities and deferred revenue	18,994	30,463
Dividends received from unconsolidated companies	1,993	1,064

Net cash provided by operating activities from continuing operations	61,859	21,809
Net cash used in operating activities from discontinued operations	(6,644)	(2,268)

Net cash provided by operating activities	55,215	19,541

Cash flows from investing activities:
Capital expenditures	(43,440)	(65,516)
Acquisitions and investments, net of cash acquired	(46,285)	(183)
Increase in restricted cash	(3,842)	(5,519)
Decrease in restricted cash	9,796	898
Proceeds from sale of property, plant and equipment	22,554	28,215

Net cash used in investing activities from continuing operations	(61,217)	(42,105)
Net cash used in investing activities from discontinued operations	—	(914)

Net cash used in investing activities	(61,217)	(43,019)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Nine months ended September 30,	2010	2009
	(Dollars in thousands)

Cash flows from financing activities:
Proceeds from working capital facilities and redrawable loans	335	10,057
Payments on working capital facilities and redrawable loans	(6,666)	(49,811)
Issuance of common shares	138,000	148,781
Issuance costs of common shares	(7,225)	(7,866)
Stock options exercised	—	15
Issuance of long-term debt	8,514	29,257
Principal payments under long-term debt	(60,634)	(39,175)

Net cash provided by financing activities from continuing operations	72,324	91,258
Net cash used in financing activities from discontinued operations	(6,757)	(19,981)

Net cash provided by financing activities	65,567	71,277

Effect of exchange rate changes on cash and cash equivalents	(806)	2,229

Net increase in cash and cash equivalents	58,759	50,028

Cash and cash equivalents at beginning of period (includes $818 (2010), $1,676 (2009) of discontinued operations cash)	72,969	65,884

Cash and cash equivalents at end of period (includes $116 (2010), $1,070 (2009) of discontinued operations cash)	$131,728	$115,912

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Equity (unaudited)

(Dollars in thousands)	Preferred Shares At Par Value	Class A Common Shares at Par Value	Class B Common Shares at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Common Shares Owned by Subsidiary	Total Comprehensive Income/ (Loss)	Non-controlling Interests	Total

Balance, January 1, 2009	$—	$510	$181	$570,727	$271,571	$(60,210)	$(181)		$1,571	$784,169
Issuance of Class A common shares in public offering, net of issuance costs	—	259	—	140,656	—	—	—		—	140,915
Stock-based compensation	—	—	—	3,237	—	—	—		—	3,237
Stock options exercised	—	—	—	15	—	—	—		—	15
Comprehensive loss:
Net losses	—	—	—	—	(51,967)	—	—	$(51,967)	$12	(51,955)
Other comprehensive income	—	—	—	—	—	18,263	—	18,263	(14)	18,249
								$(33,704)
Balance, September 30, 2009	$—	$769	$181	$714,635	$219,604	$(41,947)	$(181)		$1,569	$894,630

Balance, January 1, 2010	$—	$769	$181	$714,980	$202,774	$(39,814)	$(181)		$1,769	$880,478
Issuance of Class A common shares in public offering, net of issuance costs	—	138	—	130,637	—	—	—		—	130,775
Stock-based compensation	—	—	—	4,434	—	—	—		—	4,434
Stock options exercised	—	1	—	—	—	—	—		—	1
Comprehensive loss:
Net losses	—	—	—	—	(36,280)	—	—	$(36,280)	184	(36,096)
Other comprehensive losses	—	—	—	—	—	(2,047)	—	(2,047)	(1)	(2,048)
								$(38,327)
Balance, September 30, 2010	$—	$908	$181	$850,051	$166,494	$(41,861)	$(181)		$1,952	$977,544

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

“FASB” means Financial Accounting Standards Board, and “ASC” means the Accounting Standards Codification of the FASB.

(a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“US GAAP”) for complete financial statements.  In the opinion of management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in these condensed consolidated statements.

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

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adding a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

In June 2009, the FASB issued authoritative guidance that amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing assessment of whether a reporting entity is the primary beneficiary of the variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities that most significantly impact the other entity’s economic performance. The Company adopted the provisions of this guidance during the quarter ended March 31, 2010. There was no impact on the Company’s consolidated results of operations and financial position, other than the modification of certain disclosures related to the Company’s involvement in variable interest entities.

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

In addition, the Company is considering the guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial statements.

(b) Net loss per share

The number of shares used in computing basic and diluted loss per share was as follows (in thousands):

Three months ended September 30,	2010	2009

Basic	90,844	76,836
Effect of dilution	—	—
Diluted	90,844	76,836

Nine months ended September 30,	2010	2009

Basic	89,833	65,082
Effect of dilution	—	—
Diluted	89,833	65,082

For the three and nine months ended September 30, 2010 and 2009, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH made a net loss in all periods and the effect of their inclusion would be anti-dilutive.

The number of share options and share-based awards excluded from the weighted average shares outstanding were as follows:

Three months ended September 30,	2010	2009

Share options	2,294,000	1,620,509
Share-based awards	663,932	520,061
	2,957,932	2,140,570

Nine months ended September 30,	2010	2009

Share options	2,036,361	1,257,677
Share-based awards	556,750	425,476
	2,593,111	1,683,153

The number of share options and share-based awards at September 30, 2010 was 2,928,720 (September 30, 2009 — 2,131,432).

2.              Discontinued operations and assets held for sale

(a)          Lilianfels Blue Mountains

On January 29, 2010, OEH completed the sale of the property and operations of Lilianfels Blue Mountains in Katoomba, Australia for a cash consideration of $18,667,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $7,183,000 (including a $7,292,000 transfer of foreign currency translation gain from other comprehensive income) which is reported within earnings from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale (dollars in thousands):

January 29, 2010
Property, plant and equipment, net	$18,582
Net working capital surplus	66
Other assets	158
Deferred income taxes	(730)
Net assets	18,076
Transfer of foreign currency translation gain	(7,292)
10,784
Consideration:
Cash	18,667
Less: costs to sell	(700)
17,967

Gain on sale	$7,183

Results of discontinued operations of Lilianfels Blue Mountains were as follows (dollars in thousands):

Three months ended September 30,	2010	2009

Revenue	$—	$2,620

Earnings before provision for income taxes and gain on sale	$41	$220
Gain on sale/(impairment)	562	(9,809)
Earnings/(loss) before provision for income taxes	603	(9,589)
Provision for income taxes	—	2,943
Earnings/(loss) from discontinued operations, net of tax	$603	$(6,646)

Nine months ended September 30,	2010	2009

Revenue	$833	$6,717

(Loss)/earnings before provision for income taxes and gain on sale	$(173)	$111
Gain on sale/(impairment)	7,183	(10,357)
Earnings/(loss) before provision for income taxes	7,010	(10,246)
Provision for income taxes	—	2,943
Earnings/(loss) from discontinued operations, net of tax	$7,010	$(7,303)

In the three and nine months ended September 30, 2009, OEH identified a non-cash property, plant and equipment impairment charge of $9,809,000 in respect of the Lilianfels Blue Mountains hotel. The carrying value of the assets was written down to the fair value based on management’s best estimate. In addition, an impairment of goodwill of $548,000 was recognized in the first quarter of 2009.

(b)          La Cabana

On May 25, 2010, OEH completed the sale of the restaurant La Cabana in Buenos Aires, Argentina for cash consideration of $2,712,000. The restaurant was a part of OEH’s hotels and restaurants segment. The disposal resulted in a loss on sale of $427,000 which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of the net assets sold and loss on sale (dollars in thousands):

May 25, 2010
Property, plant and equipment, net	$2,985
Net working capital surplus	170
Other assets	43
Net assets	3,198
Transfer of foreign currency translation	(294)
2,904
Consideration:
Cash	2,712
Less: costs to sell	(235)
2,477

Loss on sale	$(427)

Results of discontinued operations of La Cabana were as follows (dollars in thousands):

Three months ended September 30,	2010	2009

Revenue	$—	$192

Loss before provision for income taxes and loss on sale	$—	$(186)
Loss on sale/ impairment	—	(5,368)
Loss before provision for income taxes	—	(5,554)
Provision for income taxes	—	—
Loss from discontinued operations, net of tax	$—	$(5,554)

Nine months ended September 30,	2010	2009

Revenue	$—	$859

Loss before provision for income taxes and loss on sale	$—	$(555)
Loss on sale/ impairment	(427)	(5,368)
Loss before provision for income taxes	(427)	(5,923)
Provision for income taxes	—	—
Loss from discontinued operations, net of tax	$(427)	$(5,923)

An impairment loss of $5,368,000 was recognized for La Cabana tangible assets in the three and nine months ended September 30, 2009, to reflect the level of offers being received on the restaurant.

(c)          Assets held for sale: Bora Bora Lagoon Resort

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort. The property sustained damage as a result of a cyclone in February 2010 and is currently closed.  The property continues to be actively marketed and is saleable in its current condition as land for future development. OEH intends to engage additional selling agents who will be appropriately incentivized to sell the property within one year.

Bora Bora Lagoon Resort has been classified as held for sale and its results have been presented as discontinued operations for all the periods presented.

Summarized operating results of the hotel held for sale are as follows (dollars in thousands):

Three months ended September 30,	2010	2009

Revenue	$—	$3,035

Earnings before impairment reversal, impairment loss and provision for tax	$1,999	$391
Impairment reversal/(impairment loss)	1,550	(4,510)
Earnings/(loss) before provision for taxes	3,549	(4,119)
Provision for income taxes	—	—
Earnings/(loss) from discontinued operations, net of tax	$3,549	$(4,119)

Nine months ended September 30,	2010	2009

Revenue	$178	$5,376

Loss before impairment reversal, impairment loss and provision for tax	$(468)	$(1,172)
Impairment reversal/(impairment loss)	1,550	(16,510)
Earnings/(loss) before tax	1,082	(17,682)
Provision for income taxes	—	—
Earnings/(loss) from discontinued operations	$1,082	$(17,682)

In the three and nine months ended September 30, 2010, OEH settled outstanding claims with its insurance carrier regarding damages sustained at the hotel and has recorded an insurance gain of $5,750,000 in the periods.

This gain was offset by restructuring and inventory impairment charges.  These charges consisted of a restructuring provision of $2,187,000 for an employee severance scheme. This provision is expected to be completed and paid by the end of 2010. OEH also recorded an impairment of $459,000 due to obsolete inventory.

For the nine months ended September 30, 2009, impairment losses were recognized for Bora Bora Lagoon Resort tangible assets of $16,510,000, of which $4,510,000 was recorded in the three months ended September 30, 2009 to reflect the level of offers being received for the purchase of the hotel.

Assets and liabilities that have been classified as held for sale consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009

Current assets	$7,157	$5,701
Other assets	9	118
Property, plant and equipment, net of depreciation	19,724	35,951
Total assets held for sale	$26,890	$41,770
Liabilities held for sale	$(5,035)	$(11,847)

Assets and liabilities of Bora Bora Lagoon Resort are subject to foreign currency movements which result in corresponding and offsetting amounts within the currency translation adjustments account.

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

3.         Variable interest entities

In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a VIE. OEH’s analysis includes both quantitative and qualitative considerations. OEH bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements. OEH also uses its qualitative analysis to determine if OEH is the primary beneficiary of the VIE.

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

These conclusions have not changed as a result of subsequently issued accounting guidance of the FASB which requires an assessment of OEH’s ability to direct the activities that most significantly impact the VIE’s economic performance.

The carrying amounts of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheet as of September 30, 2010 are summarized as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Current assets	$4,992	$5,027
Property, plant and equipment	189,589	192,682
Goodwill	40,395	40,395
Other assets	1,441	1,612
Total assets	236,417	239,716

Current liabilities	(19,335)	(17,940)
Third-party debt, including $67,133 and $165 current portion	(79,346)	(79,469)
Deferred income taxes	(64,100)	(64,100)
Total liabilities	(162,781)	(161,509)

Net assets (before amounts payable to OEH of $95,000 and $98,693)	$73,636	$78,207

The third-party debt of Charleston Center LLC is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH, and the hotel’s separate liabilities do not constitute obligations of OEH.

4.              Acquisitions

(a)          Grand Hotel Timeo and Villa Sant’Andrea

On January 22, 2010, OEH acquired 100% of the share capital of two hotels in Taormina, Sicily (Italy) — the Grand Hotel Timeo and the Villa Sant’Andrea — at a purchase price of €41,791,000 ($59,045,000) comprised of agreed consideration of €81,429,000 ($115,048,000) less existing indebtedness assumed and including estimated contingent consideration.  OEH purchased the two hotels to enhance both its presence in the Italian hotel market and its portfolio of leading luxury hotels globally.  No intangible assets were identified and the goodwill arising from the acquisition consists largely of profit growth opportunities these hotels are expected to generate. All of the goodwill was assigned to OEH’s hotels and restaurant segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Fair value on January 22,2010
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

Acquisition-related costs which are included within selling, general and administrative expenses for the year ending December 31, 2010 were $651,000. The purchase price of €41,791,000 ($59,045,000), net of contingent consideration of €4,000,000 ($5,651,000) described below, was €37,791,000 ($53,394,000) which was funded by cash payments and new indebtedness totalling €32,760,000 ($46,285,000), vendor financing of €5,000,000 ($7,064,000) and cash acquired of €31,000 ($45,000).

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

The following table presents information for Grand Hotel Timeo and Villa Sant’Andrea included in OEH’s consolidated statements of operations from the acquisition date (January 22, 2010) for the three and nine months ended September 30, 2010:

(Dollars in thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010

Revenue	$6,640	$8,886

Loss from continuing operations	$(81)	$(2,623)

As the acquisition of the Grand Hotel Timeo and Villa Sant’Andrea occurred on January 22, 2010, the pro forma results of operations for the nine month period ended September 30, 2010, assuming acquisition of these hotels had taken place at the beginning of 2010, would not differ significantly from actual reported results. OEH is not able to provide reliable supplemental pro forma information as if the acquisition had occurred on January 1, 2009.

(b)          Land at La Samanna

In June 2010, OEH purchased land adjacent to La Samanna in St Martin from a third party. The consideration paid was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development. Presented below is a summary of the transaction (dollars in thousands):

2010

Non-cash value of assets exchanged	$2,932
Cash paid	1,641
Assumed basis for land received	$4,573

5.              Real estate impairment

Real estate assets as of September 30, 2010 included condominiums remaining to be sold at Porto Cupecoy on the Dutch side of St. Martin.  In addition, OEH recently transferred marina and commercial property assets at Porto Cupecoy previously held as property, plant and equipment into real estate assets, as management has concluded that these assets will be sold rather than held for use.  See Note 7.

OEH records impairment charges against the carrying value of real estate assets if the carrying value exceeds the estimated selling price less costs to sell.  During the third quarter of 2010 OEH determined that the fair value of real estate assets was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $24,616,000 (computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed).   This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions, a change in the estimate of the project’s estimated costs to complete the entire development, and the reclassification of the marina and commercial units (as such assets were previously held at cost less depreciation).

6.              Investments in unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Current assets	$53,615	$64,040
Property, plant and equipment, net	344,223	347,198
Other assets	5,011	5,050
Total assets	$402,849	$416,288

Current liabilities	$168,865	$45,581
Long-term debt	32,421	175,487
Other liabilities	72,098	71,271
Total shareholders’ equity	129,465	123,949
Total liabilities and shareholders’ equity	$402,849	$416,288

Three months ended September 30,	2010	2009

Revenue	$32,689	$31,281
Earnings from operations	$6,673	$5,476
Net earnings	$3,123	$3,526

Nine months ended September 30,	2010	2009

Revenue	$79,424	$92,057
Earnings from operations	$16,029	$18,283
Net earnings	$5,872	$9,575

A portion of long-term debt at September 30, 2010 has been classified as current liabilities as two unconsolidated companies were out of compliance with financial covenants in their loan facilities.

One was the unconsolidated company owning the Hotel Ritz Madrid, in which OEH has a 50% interest.  This company was out of compliance with a loan to value ratio and debt service coverage ratio in its first mortgage loan facility amounting to $98,567,000, which is non-recourse to and not credit-supported by OEH or its joint venture partner in that hotel. OEH and its partner are discussing with the lender how to bring the hotel back into compliance.

The second was the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest.  This company was out of compliance with financial covenants in a loan facility of the joint venture amounting to $25,956,000.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

7.              Property, plant and equipment

The major classes of property, plant and equipment are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Land and buildings	$1,159,022	$1,077,311
Machinery and equipment	189,216	184,147
Fixtures, fittings and office equipment	192,860	180,850
River cruiseship and canalboats	19,263	18,736
	1,560,361	1,461,044
Less: accumulated depreciation	(273,880)	(249,953)
	$1,286,481	$1,211,091

The major classes of assets under capital leases included above are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Land and buildings	$4,625	$15,821
Machinery and equipment	932	2,640
Fixtures, fittings and office equipment	432	2,746
	5,989	21,207
Less: accumulated depreciation	(1,436)	(4,782)
	$4,553	$16,425

As of September 30, 2010, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $189,589,000 (December 31, 2009 - $192,682,000) is separately disclosed on the balance sheet. See Note 3.

In the quarter ended September 30, 2010, OEH management concluded that marina and commercial property assets with a carrying value of $24,662,000 at Porto Cupecoy will no longer be held for use and will be sold as part of the Porto Cupecoy project. Such assets were consequently transferred to real estate assets. See Note 5.

In the three and nine months ended September 30, 2010, OEH identified a non-cash property, plant and equipment impairment charge of $5,989,000 in respect of Hotel de la Cite, Carcassonne, France.  The carrying value was written down to the hotel’s fair value based on management’s best estimate.

For the three months ended September 30, 2010, OEH capitalized interest in the amount of $314,000. For the nine months ended September 30, 2010, OEH capitalized interest in the amount of $3,180,000.  For the year ended December 31, 2009, capitalized interest amounted to $5,275,000. All amounts capitalized were recorded in property, plant and equipment.

8.              Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (dollars in thousands):

	Hotels & Restaurants	Trains & Cruises	Total
Balance as of January 1, 2010	$141,226	$7,954	$149,180
Goodwill arising (see Note 4)	36,888	—	36,888
Impairment	(5,895)	—	(5,895)
Foreign currency translation adjustment	(1,938)	(50)	(1,988)
Balance as at September 30, 2010	$170,281	$7,904	$178,185

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

During the three and nine months ended September 30, 2010, OEH identified non-cash goodwill impairments of $5,401,000 for La Samanna hotel in St. Martin, French West Indies, and $494,000 at Napasai hotel, Koh Samui, Thailand.  Management’s estimate considered future profitability of these businesses, their future growth rates and the related discount rates.  OEH determined these impairments were triggered as both hotels had circumstances relating to performance that required a reassessment.

The goodwill impairment charge in the nine months ended September 30, 2009 was $6,287,000.  This charge arose as a result of OEH finalizing its 2008 impairment analysis during the first quarter of 2009.  In addition, an impairment charge of $213,000 was made in respect of tradenames owned by the Casa de Sierra Nevada, bringing the total impairment charge to $6,500,000 in the nine months ended September 30, 2009.

9.              Other intangible assets

	Nine months ended September 30, 2010
	Favorable lease assets	Internet sites	Tradename	Total
	(Dollars in thousands)

Carrying amount:

Balance as of January 1, 2010	$13,046	$2,417	$7,100	$22,563
Additions	—	261	—	261
Foreign currency translation adjustment	517	(36)	—	481
Balance as at September 30, 2010	$13,563	$2,642	$7,100	$23,305

Accumulated amortization:

Balance as of January 1, 2010	$1,211	$370	$—	$1,581
Charge for the period	270	179	—	449
Foreign currency translation adjustment	54	(1)	—	53
Balance as at September 30, 2010	$1,535	$548	$—	$2,083

Net book value:

As at December 31, 2009	$11,835	$2,047	$7,100	$20,982

As at September 30, 2010	$12,028	$2,094	$7,100	$21,222

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years, and internet sites are amortized over ten years.  Tradenames have an indefinite life and therefore are not amortized.

Amortization expense for the three months ended September 30, 2010 was $216,000 (2009 — $118,000).  Amortization expense for the nine months ended September 30, 2010 was $449,000 (2009 — $288,000).  Estimated amortization expense for the remaining three months of 2010 is $150,000.  Estimated amortization expense for each of the years ended December 31, 2011 to December 31, 2015 is $600,000.

10.  Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 24 years, with a weighted average interest rate of 3.70% and 3.33%, respectively, primarily based on LIBOR	$719,911	$720,197
Obligations under capital lease	5,228	12,068
	725,139	732,265
Less: current portion	483,880	173,223
	$241,259	$559,042

Included in the current portion of long-term debt is $109,912,000 (December 31, 2009 - $114,083,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2011 and 2012.

Of the current portion of long term debt, two loans totaling $113,400,000 were refinanced in October 2010 with two new loans of $122,900,000, one of which will mature after approximately three years, and the other after three years, with two one-year extension options available to OEH.  A further loan totaling €238,700,000 ($325,900,000 million at the exchange rate at September 30, 2010) has been refinanced with two new loan facilities totaling €187,500,000 ($256,000,000 at the exchange rate at September 30, 2010), which will have maturities of three and five years.  These four new loans have funding scheduled to take place in October and November 2010. Altogether, these refinancings will require a net repayment, excluding fees, of $60,400,000, which will be paid out of existing cash resources.

Most of OEH’s loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower, with the loan guaranteed by the Company.

The loan facilities generally place restrictions on the property owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants. Where the property owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-equity tests.  Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on the performance of OEH on a consolidated basis. The covenants include a quarterly interest coverage test and a quarterly net worth test.

At September 30, 2010, OEH was in compliance with all financial covenants.  Two unconsolidated joint venture companies, however, were out of compliance. See Note 6.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital leases, at September 30, 2010 (dollars in thousands):

Year ending December 31,

2011	$8,445
2012	109,738
2013	78,734
2014	11,264
2015	2,741
2016 and thereafter	30,337
$241,259

The debt of Charleston Center LLC, a consolidated VIE, of $79,346,000 (December 31, 2009 - $79,469,000) is non-recourse to OEH and separately disclosed on the balance sheet. See Note 3.

11.  Other liabilities

The major balances in other liabilities are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Deferred acquisition consideration and other liabilities relating to land next to Maroma Resort and Spa	$463	$1,520
Deferred income on guarantees of bank loans to Peru hotels joint venture (see Note 22)	1,186	1,607
Interest rate swaps (see Note 20)	9,041	3,573
Long-term accrued interest at Charleston Place Hotel	13,390	12,940
Cash-settled stock appreciation rights plan	229	102
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see Note 4)	5,461	—
	$29,770	$19,742

12.  Income taxes

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(Dollars in thousands)

Provision for income taxes	$7,078	$10,279	$14,283	$11,198

The Company is incorporated in Bermuda, which does not impose an income tax.  It is customary that OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rates imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year-end.  Significant components which cause variations in OEH’s customary relationship between income tax expense and pretax income include the following:

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
	(Dollars in thousands)

Increase in the beginning-of-the year balance of valuation allowances	$—	$—	$3,827	$—
Exchange rate movements on deferred tax	$1,308	$1,742	$853	$4,648
Deferred tax on derivatives	$40	$—	$(351)	$—
Changes in uncertain tax positions	$46	$158	$336	$974
Changes in interest and penalties	$62	$157	$380	$428

The changes in valuation allowances are due to changes in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions.

13.  Pensions

Components of net periodic pension benefit cost are as follows (dollars in thousands):

Three months ended September 30,	2010	2009

Service cost	$—	$—
Interest cost	269	261
Expected return on plan assets	(199)	(170)
Amortization of net loss	168	163
Net periodic benefit cost	$238	$254

Nine months ended September 30,	2010	2009

Service cost	$—	$—
Interest cost	797	736
Expected return on plan assets	(590)	(478)
Amortization of net loss	497	459
Net periodic benefit cost	$704	$717

As of September 30, 2010, $1,244,000 of contributions had been made.  OEH anticipates contributing an additional $511,000 to fund its defined benefit pension plan in 2010 for a total of $1,755,000.

14.  Supplemental cash flow information

Nine months ended September 30,	2010	2009
	(Dollars in thousands)

Cash paid for:
Interest	$21,947	$25,764
Income taxes	$11,524	$8,402

In conjunction with acquisitions in the nine months ended September 30, 2010, liabilities were assumed as follows (dollars in thousands):

Nine months ended September 30,	2010	2009

Fair value of assets acquired	$115,048	$—
Cash paid	(53,394)	—
Liabilities assumed	$61,654	$—

The purchase price, net of contingent consideration, of Grand Hotel Timeo and Villa Sant’Andrea acquired in January 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

OEH entered into a non-cash transaction to purchase land adjacent to its hotel at La Samanna in St. Martin from a third party.  See Note 4.

Restricted cash

Restricted cash of $13,940,000 at September 30, 2010 consisted mainly of $10,842,000 in cash deposits required under credit support arrangements and $2,500,000 held in the Porto Cupecoy escrow account. Restricted cash of $19,894,000 at December 31, 2009 consisted mainly of $7,000,000 cash deposits required under credit support arrangements and $9,400,000 in the Porto Cupecoy escrow account.

15.  Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009

Foreign currency translation adjustments, net of tax of $nil and $nil	$(19,368)	$(18,118)
Derivative financial instruments, net of tax of $190 and $nil	(12,078)	(11,275)
Pension liability, net of tax of $2,072 and $2,072	(10,415)	(10,421)
Accumulated other comprehensive loss	$(41,861)	$(39,814)

The components of comprehensive loss are as follows (dollars in thousands):

Nine months ended September 30,	2010	2009

Net (loss)/earnings on common shares	$(36,280)	$(51,967)
Foreign currency translation adjustments	(1,250)	22,194
Change in fair value of derivatives, net of tax of $190 and $nil	(803)	(3,959)
Change in pension liability, net of tax of $nil and $nil	6	28
Total comprehensive loss	$(38,327)	$(33,704)

16.       Share-based compensation plans

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

The fair value of the share-based compensation awards issued in the nine months ended September 30, 2010 was $4,878,000 (2009 - $4,416,000). The weighted-average fair value of the stock options granted under the 2009 plan on the grant date was $4.29 per share. No grants were issued in the three months ended September 30, 2010.

The estimated fair value of stock options granted during 2010 was determined on the grant date using the Black-Scholes option pricing model based on the following assumptions:

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

The total compensation related to unvested awards outstanding at September 30, 2010, to be recognized over the period October 1, 2010 to September 30, 2013, is $7,397,000. OEH recognized equity compensation expense of $1,627,000 and $4,561,000 in the three and nine month periods ended September 30, 2010, respectively.

In addition to the above, on December 3, 2009, OEH awarded 59,750 cash-settled stock appreciation rights (SARs) under its 2007 Stock Appreciation Rights Plan at a price of $8.91 per SAR vesting in December 2012. These awards together with previously awarded SARs of 65,415 have been recorded as other liabilities with a fair value of $229,000 at September 30, 2010.

17.      Fair values of financial instruments and non-financial assets

Fair value of financial instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and working capital facilities approximates fair value because of the short maturity of those instruments.

The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities.

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments, which are disclosed in Note 20) are as follows (dollars in thousands):

	September 30, 2010
	Carrying amount	Fair value

Cash and cash equivalents	$131,612	$131,612
Accounts receivable	$59,595	$59,595
Working capital facilities	$337	$337
Accounts payable	$29,154	$29,154
Accrued liabilities	$99,370	$99,370
Long-term debt, including current portion, excluding obligations under capital leases	$719,911	$697,160
Long-term debt held by a consolidated VIE	$79,346	78,781

Non-financial assets fair value on a non-recurring basis

		Fair value measurements using			Total
	Fair Value At September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	gains/ (losses) for nine months ended September 30, 2010
	(Dollars in thousands)

Assets of discontinued operations held for sale	$5,000	$—	$—	$5,000	$1,425
Property, plant and equipment, net	$12,287	$—	$—	$12,287	$(5,989)
Goodwill	$—	$—	$—	$—	$(5,895)
Real estate assets	$78,667	$—	$—	$78,667	$(24,616)

Assets of discontinued operations held for sale with a carrying amount of $5,000,000 (net of offsetting amounts within the currency translation adjustments account) were increased to their fair value, resulting in a gain of $1,425,000 from foreign currency fluctuations, which was included in earnings/(losses) from discontinued operations for the period. See Note 2.

Property, plant and equipment for Hotel de la Cite with a carrying value of $18,276,000 was written down to its fair value of $12,287,000, resulting in an impairment charge of $5,989,000 which was included in earnings/losses from continuing operations for the period. See Note 7.

Goodwill for La Samanna and Napasai with a carrying value of $5,895,000 was written down to its fair value of $nil, resulting in an impairment charge of $5,895,000 which was included in earnings from continuing operations for the period. See Note 8.

Real estate assets held for sale were written down to their fair value (which includes costs to sell), resulting in an impairment charge of $24,616,000 which was included in losses/earnings from continuing operations for the period. See Note 5.

18.  Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $50,436,000 at September 30, 2010 (December 31, 2009 - $54,627,000), including $39,000,000 (December 31, 2009 - $43,000,000) in respect of the New York Public Library contracts referred to below. Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $5,059,000 at September 30, 2010 (December 31, 2009 - $9,264,000).

OEH has agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $6,826,000 at September 30, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  See Note 4.

In May 2010, OEH settled litigation for infringement of the “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  These deferred payments have not been recognized by OEH because of the uncertainty of collectability.

As reported in the Company’s 2009 Form 10-K annual report, OEH entered into agreements in November 2007 with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to construct a mixed use hotel and residential development in New York City. In February 2009, in light of then current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH had already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011.  From February through to September 2010, OEH made its required payments under the July 2009 agreements. OEH is actively seeking co-investors in this development project. In the event OEH is unable to find a co-investor and elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library, in which event OEH would write off its investment including its capitalized costs and associated fees.  OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.

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

Three months ended September 30,		2010	2009

Revenue:
Hotels and restaurants
Owned hotels	- Europe	$75,131	$67,535
	- North America	23,256	19,897
	- Rest of world	33,607	26,493
Hotel management/part ownership interests		1,209	1,109
Restaurants		2,412	2,151
		135,615	117,185
Tourist trains and cruises		21,777	20,682
Real estate		25,022	1,688
		$182,414	$139,555

Depreciation and amortization:
Hotels and restaurants
Owned hotels	- Europe	$4,785	$4,010
	- North America	2,952	3,563
	- Rest of world	2,957	2,352
Restaurants		194	187
		10,888	10,112
Tourist trains and cruises		951	765
		$11,839	$10,877

Segment EBITDA:
Hotels and restaurants
Owned hotels	- Europe	$28,886	$25,595
	- North America	805	(68)
	- Rest of world	6,175	4,323
Hotel management/part ownership interests		1,001	(141)
Restaurants		(377)	(494)
		36,490	29,215
Tourist trains and cruises		6,863	7,686
Real estate		(1,884)	(740)
Impairment of real estate assets, goodwill and property, plant and equipment		(36,500)	—
Central overheads		(7,624)	(7,418)
		$(2,655)	$28,743

	Three months ended September 30,	2010	2009

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$(2,655)	$28,743
	Less:
	Depreciation and amortization	11,839	10,877
	Interest expense, net	8,028	7,656
	Foreign currency, net	(3,193)	(4,543)
	Provision for income taxes	7,078	10,279
	Share of provision for income taxes of unconsolidated companies	538	573
	(Losses)/earnings from continuing operations	$(26,945)	$3,901

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$(133)	$(903)
	Tourist trains and cruises	1,250	2,342
		$1,117	$1,439
	Capital expenditure
	Hotels and restaurants
Owned hotels	- Europe	$551	$118
	- North America	3,822	10,885
	- Rest of world	3,524	5,622
Restaurants		135	114
		8,032	16,739
	Tourist trains and cruises	1,021	6,120
	Real estate	90	1,802
		$9,143	$24,661

Nine months ended September 30,		2010	2009

Revenue:
Hotels and restaurants
Owned hotels	- Europe	$145,091	$133,212
	- North America	79,810	75,877
	- Rest of world	104,399	78,561
Hotel management/part ownership interests		2,982	3,377
Restaurants		9,320	8,717
		341,602	299,744
Tourist trains and cruises		45,924	44,240
Real estate		56,130	1,688
		$443,656	$345,672

Depreciation and amortization:
Hotels and restaurants
Owned hotels	- Europe	$14,306	$11,832
	- North America	8,816	8,693
	- Rest of world	8,414	6,335
Restaurants		557	563
		32,093	27,423
Tourist trains and cruises		2,639	2,122
		$34,732	$29,545

	Nine months ended September 30,	2010	2009

	Segment EBITDA:
	Hotels and restaurants
Owned hotels	- Europe	$38,074	$37,357
	- North America	11,616	11,957
	- Rest of world	23,572	16,625
	Hotel management/part ownership interests	1,875	1,774
Restaurants		259	31
		75,396	67,744
	Tourist trains and cruises	11,982	15,983
Real estate		(4,663)	(1,533)
	Impairment of real estate assets, goodwill and property, plant and equipment	(36,500)	(6,500)
	Central overheads	(20,873)	(19,356)
		$25,342	$56,338

	Segment EBITDA/net earnings reconciliation:
	Segment EBITDA	$25,342	$56,338
	Less:
	Depreciation and amortization	34,732	29,545
	Interest expense, net	22,138	24,328
	Foreign currency, net	(2,985)	(309)
	Provision for income taxes	14,283	11,198
	Share of provision for income taxes of unconsolidated companies	1,100	1,755
	(Losses)/earnings from continuing operations	$(43,926)	$(10,179)

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	$(761)	$(1,161)
	Tourist trains and cruises	3,184	5,768
		$2,423	$4,607
	Capital expenditure:
	Hotels and restaurants
Owned hotels	- Europe	$17,701	$14,890
	- North America	9,880	19,260
	- Rest of world	10,729	18,696
Restaurants		183	244
		38,493	53,090
	Tourist trains and cruises	3,018	7,861
	Real estate	1,929	4,565
		$43,440	$65,516

Financial information regarding geographic areas based on the location of properties is as follows (dollars in thousands):

Three months ended September 30,	2010	2009
Revenue:
Europe	$95,496	$87,420
North America	50,690	23,736
Rest of world	36,228	28,399
	$182,414	$139,555

Nine months ended September 30,	2009	2008
Revenue:
Europe	$187,150	$175,647
North America	145,260	86,282
Rest of world	111,246	83,743
	$443,656	$345,672

20.  Derivatives and hedging activities

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $7,972,000 will be reclassified as an increase to interest expense. During the nine months ended September 30, 2010, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of September 30, 2010 and December 31, 2009, OEH had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	September 30, 2010		December 31, 2009
Interest Rate Derivatives	Notional Amount		Notional Amount

Interest rate swaps		$156,200,000		$181,250,000
Interest rate swaps	A$	12,100,000	A$	20,000,000
Interest rate swaps		€213,110,000		€165,000,000

This includes interest rate derivatives of €48,000,000 notional amount that were acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of ASC 815. As of September 30, 2010, OEH had two interest rate swaps (one of which was acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea) with a €31,217,000 notional amount that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of September 30, 2010 (dollars in thousands).

	Liability Derivatives
	Balance Sheet Location	Fair Value as of September 30, 2010	Fair Value as of December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$37
Interest rate swaps	Accrued liabilities	(11,474)	(8,886)
Interest rate swaps	Other liabilities	(8,205)	(3,238)
Total		$(19,679)	$(12,087)

Derivatives not designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$(1,000)	$(1,159)
Interest rate swaps	Other liabilities	(836)	(335)
Total		$(1,836)	$(1,494)

The tables below (in which “OCI” means other comprehensive income) present the effect of OEH’s derivative financial instruments on the statement of operations for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

Three months ended September 30,	2010	2009

Interest rate swaps designated as hedging instruments:
Amount of loss recognized in OCI (effective portion)	$(2,405)	$(2,015)
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(2,513)	$(1,527)
Deferred tax on OCI movement	$50	$—
Amount of loss recognized in interest expense on derivatives (ineffective portion)	$(147)	$—

Interest rate swaps not designated as hedging instruments:
Amount of loss recognized in income	$(318)	$(77)

Nine months ended September 30,	2010	2009

Interest rate swaps designated as hedging instruments:
Amount of loss recognized in OCI (effective portion)	$(9,154)	$(3,678)
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(7,714)	$(2,386)
Deferred tax on OCI movement	$190	$—
Amount of loss recognized in interest expense on derivatives (ineffective portion)	$(447)	$—

Interest rate swaps not designated as hedging instruments:
Amount of loss recognized in income	$(1,136)	$(676)

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain clauses under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of September 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $22,363,000. After adjusting for non-performance risk, the fair value of derivatives in a net liability position was $21,515,000.  As of September 30, 2010, OEH has posted cash collateral of $4,211,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these clauses, it would be required to settle its obligations under the agreements at their termination value of $22,363,000.

Fair value measurements disclosures

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger a reclassification of the fair value hierarchy levels of financial assets and liabilities.

These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and the transfers out at their fair values at the end of the period. During the three and nine months ended September 30, 2010, there were no movements in Level 3 derivatives and there were no derivatives classified as Level 3 derivatives as at September 30, 2010 or December 31, 2009.

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities at fair value:
Derivative financial instruments	$—	$21,515	$—	$21,515
Total liabilities	$—	$21,515	$—	$21,515

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets at fair value:
Derivative financial instruments	$—	$37	$—	$37
Total assets	$—	$37	$—	$37
Liabilities at fair value:
Derivative financial instruments	$—	$13,618	$—	$13,618
Total liabilities	$—	$13,618	$—	$13,618

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  Where credit value adjustments exceed 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation is classified in the Level 3 category.

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $81,967,000 at September 30, 2010 and $86,083,000 at December 31, 2009, both liabilities.

21.  Shareholders’ equity

On January 19, 2010, the Company issued and sold through underwriters 13,800,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $130,775,000.

22.  Related party transactions

OEH guarantees a $3,000,000 working capital facility of Eastern and Oriental Express Ltd., an unconsolidated company.  The amount due to OEH by Eastern and Oriental Express Ltd. at September 30, 2010 was $1,599,000 (December 31, 2009 - $647,000).

OEH manages under long-term contracts Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50-owned PeruRail operation, and provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended September 30, 2010, OEH earned management and guarantee fees of $1,725,000 (2009 - $1,788,000). For the nine months ended September 30, 2010, OEH earned management and guarantee fees of $3,724,000 (2009 - $4,943,000). The amount due to OEH from its joint venture Peruvian operations at September 30, 2010 was $2,170,000 (December 31, 2009 - $7,931,000).

OEH manages under a long-term contract Hotel Ritz Madrid, Spain, in which OEH owns a 50% interest and is accounted for under the equity method.  For the three months ended September 30, 2010, OEH earned $228,000 (2009 - $234,000) in management fees, which are included in revenue. For the nine months ended September 30, 2010, OEH earned $788,000 (2009 - $787,000) in management fees, which are included in revenue. The amount due to OEH from Hotel Ritz Madrid at September 30, 2010 was $15,763,000 (December 31, 2009 - $10,807,000).

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

23.  Subsequent Events

In November 2010, the Company reached agreement to sell a European non-core asset for €9,000,000 ($12,500,000).  The Company will continue to operate the hotel until the sale is completed, which is expected to be in December 2010.

At September 30, 2010, the Company had $551,000,000 of debt repayments due within 12 months. Of this amount, two loans totaling $113,400,000 were refinanced in October 2010 with new loans of $122,900,000, which have maturities of between three and five years.  Additionally two new loan facilities totaling €187,500,000 ($256,000,000 at the exchange rate at September 30, 2010) have been signed and will have maturities of three and five years. These two loans replace existing debt of €238,700,000 ($325,900,000 at the exchange rate at September 30, 2010) and are scheduled to be funded in November. Altogether, these four refinancings will require a net repayment, excluding fees, of $60,400,000. The Company is in discussions with existing lenders and potential new lenders regarding the refinancing of a further two loans totaling $59,600,000 that mature within 12 months. Excluding revolving credit facilities of $28,000,000, there is a further $24,100,000 of scheduled debt amortization due within the 12 month period.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended September 30, 2010 and in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2009 Form 10-K annual report.

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

As previously reported, Bora Bora Lagoon Resort is designated as held for sale and, accordingly, the results of the hotel have been reflected as discontinued operations. The property continues to be actively marketed and is saleable in its current condition. OEH intends to engage additional selling agents who will be appropriately incentivized to sell the property within one year.

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

OEH’s real estate and property development activities are principally on land adjacent to certain of its owned hotels.  Regarding OEH’s Porto Cupecoy development project, in the third quarter of 2010, OEH transferred marina and commercial units previously classified as held for use within property, plant and equipment into real estate assets.  In the same period, OEH determined that the fair value of real estate assets was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $24.6 million (computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed).   This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions, a change in the estimate of the project’s estimated costs to complete the entire development, and the reclassification of the marina and commercial units (as such assets were previously held at cost less depreciation).

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

Results of Operations

Three months Ended September 30, 2010 compared to

Three months Ended September 30, 2009

OEH’s operating results for the three months ended September 30, 2010 and 2009, expressed as a percentage of revenue, were as follows:

Three months ended September 30,	2010	2009
	%	%
Revenue
Hotels and restaurants	74	84
Tourist trains and cruises	12	15
Real estate	14	1
	100	100
Expenses
Depreciation and amortization	6	8
Cost of services	55	49
Selling, general and administrative	27	32
Impairment of real estate assets, goodwill and property, plant and equipment	20	—
Net finance costs	3	2
(Losses)/earnings before provision for income taxes and earnings from unconsolidated companies, net of tax	(11)	9
Provision for income taxes	(4)	(7)
Earnings from unconsolidated companies, net of tax	1	1
Net (losses)/earnings from continuing operations	(14)	3
Net earnings/(losses) from discontinued operations, net of tax	2	(12)
Net (losses)/earnings	(12)	(9)

Segment EBITDA, defined as segment net earnings before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”), of OEH’s operations for the three months ended September 30, 2010 and 2009 is analyzed as follows (dollars in millions):

Three months ended September 30,	2010	2009

Segment EBITDA:
Hotels and restaurants
Owned hotels:
Europe	$28.9	$25.6
North America	0.8	(0.1)
Rest of the World	6.2	4.3
Hotel management interests	1.0	(0.1)
Restaurants	(0.4)	(0.5)
	36.5	29.2
Tourist trains and cruises	6.9	7.7
Real estate	(1.9)	(0.7)
Impairment of real estate assets, goodwill and property, plant and equipment	(36.5)	0.0
Central overheads	(7.7)	(7.4)
	$(2.7)	$28.8

The foregoing segment EBITDA reconciles to net (losses)/earnings as follows (dollars in millions):

Three months ended September 30,	2010	2009

Net losses	$(22.5)	$(13.1)
Add:
Depreciation and amortization	11.9	10.9
Net finance costs	4.8	3.1
Provision for income taxes	7.1	10.3
(Earnings)/loss from discontinued operations, net of tax	(4.5)	17.0
Share of provision for income taxes of unconsolidated companies	0.5	0.6
Segment EBITDA	$(2.7)	$28.8

Operating information for OEH’s owned hotels for the three months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,
	2010	2009

Average Daily Rate (in dollars)
Europe	679	797
North America	272	273
Rest of the world	326	287
Worldwide	446	467

Rooms Available (in thousands)
Europe	94	82
North America	66	67
Rest of the world	114	112
Worldwide	274	261

Rooms Sold (in thousands)
Europe	62	48
North America	42	36
Rest of the world	59	49
Worldwide	163	133

Occupancy (percentage)
Europe	66	59
North America	64	54
Rest of the world	52	44
Worldwide	60	51

RevPAR (in dollars)
Europe	449	470
North America	175	147
Rest of the world	168	127
Worldwide	266	240

			Change %
			Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	475	470	1%	7%
North America	168	142	18%	18%
Rest of the world	173	129	34%	32%
Worldwide	270	243	11%	14%

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

Grand Hotel Timeo

Villa Sant’Andrea

La Résidence d’Angkor

Overview

The net loss for the three months ended September 30, 2010 was $22.5 million ($0.25 per common share) on revenue of $182.4 million, compared with a net loss of $13.1 million ($0.17 per common share) on revenue of $139.6 million in the third quarter of the prior year. The revenue increase included real estate revenue of $25.0 million relating to condominium units delivered to purchasers at Porto Cupecoy.  In the prior year, $1.7 million of real estate revenue related to villas sold at Napasai and no revenues associated with the Porto Cupecoy project.

Business conditions in the global lodging industry, while improving, remain difficult. The third quarter of each year is traditionally OEH’s strongest quarter and all hotel regions and businesses showed growth in the 2010 third quarter over the prior year period. RevPAR of owned hotels on a same store basis increased from $243 in the third quarter of 2009 to $270 in the third quarter of 2010, an 11% increase when measured in US dollars and 14% in local currency. These gains have resulted largely from better occupancy of 60% in the third quarter of 2010, compared to 51% for the same period in the prior year. With the global economy strengthening, OEH expects pricing eventually to follow the growth in occupancy as demand increases. OEH’s strategy is to maximize revenue, manage its costs and preserve profit margins.

The net loss from continuing operations for the three months ended September 30, 2010 was $26.9 million compared with net earnings of $3.9 million in the three months ended September 30, 2009.  The loss in the three months ended September 30, 2010 was mainly attributable to non-cash impairment charges on real estate assets, goodwill and property, plant and equipment of $36.5 million.  No impairments were recorded in continuing operations for the three months ended September 30, 2009.

Revenue

Three months ended September 30,	2010	2009
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$75,131	$67,535
North America	23,256	19,897
Rest of the world	33,607	26,493
Hotel management/part ownership interests	1,209	1,109
Restaurants	2,412	2,151
	135,615	117,185
Tourist trains and cruises	21,777	20,682
Real estate	25,022	1,688
	$182,414	$139,555

Total revenue increased by $42.8 million, or 31%, from $139.6 million in the three months ended September 30, 2009 to $182.4 million in the three months ended September 30, 2010.  Revenue in the three months ended September 30, 2010 included $25.0 million relating to units delivered to purchasers at Porto Cupecoy. Excluding real estate, revenue increased $19.5 million, or 14%, for the three months ending September 30, 2010 compared to the same quarter in 2009.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $7.6 million, or 11%, from $67.5 million for the three months ended September 30, 2009 to $75.1 million for the three months ended September 30, 2010. Excluding the recently acquired hotels in Sicily (Grand Hotel Timeo and Villa Sant’Andrea), revenue increased by $1.0 million, or 1%, compared to the same period in the prior year. Including the new Sicilian hotels, the average daily rate to fell by 15% from $797 in the three months ended September 30, 2009 to $679 in the three months ended September 30, 2010. On a same store basis, average daily rate fell by 9% from $797 in the 2009 third quarter to $724 for the three months ended September 30, 2010. However, occupancy for the region increased from 59% to 66%. On a same store basis, RevPAR in U.S. dollars increased by 1% and RevPAR local currency increased by 7%.

Exchange rate movements caused revenue to fall by $6.8 million in the three months ended September 30, 2010 compared with the same period in 2009.

North America

Revenue increased by $3.4 million, or 17%, from $19.9 million in the three months ended September 30, 2009 to $23.3 million in the three months ended September 30, 2010. Same store RevPAR increased 18% from $142 in the three months ended September 30, 2009 to $168 in the three months ended September 30, 2010. Average daily rate decreased from $273 in the three months ended September 30, 2009 to $272 in the three months ended September 30, 2010. However, occupancy increased by 10% from 54% in the three months ended September 30, 2009 to 64% in the three months ended September 30, 2010.

Rest of the World

Revenue increased by $7.1 million, or 27%, from $26.5 million in the three months ended September 30, 2009 to $33.6 million in the three months ended September 30, 2010.  Exchange rate movements across the region were responsible for $1.8 million of the revenue increase. Same store RevPAR in US dollars for the three months ended September 30, 2010 increased 34% from $129 in the three months ended September 30, 2009 to $173 for the three months ended September 30, 2010 and 32% when measured in local currency. Average daily rate increased by 14% from $287 in the three months ended September 30, 2009 to $326 in the three months ended September 30, 2010. Occupancy increased 8% from 44% in the three months ended September 30, 2009 to 52% in the three months ended September 30, 2010.

Revenue at OEH’s hotels in South America collectively increased by $3.2 million, or 28%, from $11.3 million in the three months ended September 30, 2009 to $14.5 million in the three months ended September 30, 2010. Exchange rate movements were responsible for $0.6 million of the revenue increase. Same store RevPAR for the three months ended September 30, 2010 increased 32% from $140 in the three months ended September 30, 2009 to $185 for the three months ended September 30, 2010. Occupancy increased by 10% from 44% in the three months ended September 30, 2009 to 54% in the three months ended September 30, 2010.

Southern Africa revenue increased by $2.8 million, or 39%, from $7.2 million in the three months ended September 30, 2009 to $10.0 million in the three months ended September 30, 2010. The revenue increase was largely due to the World Cup tournament which was hosted by South Africa. Of this revenue increase, $0.3 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to US dollar. Same store RevPAR in US dollars for the three months ended September 30, 2010 increased $61, or 59%, from $104 in the three months ended September 30, 2009 to $165 for the three months ended September 30, 2010. In local currency, RevPAR increased 57% from $105 in the three months ended September 30, 2009 to $165 for the three months ended September 30, 2010.

Revenue at OEH’s Australian property remained flat at $3.0 million for the three months ended September 30, 2010 and 2009.  Small operating declines in 2010 were offset by the strengthening of the Australian dollar against the US dollar.

Revenue for the Asian properties increased by $1.0 million, or 20%, to $6.1 million in the three months ended September 30, 2010; 20% of this increase, or $0.2 million, was due to exchange rate movements.

Hotel Management and Part-Ownership Interests: Revenue increased by $0.1 million, to $1.2 million in the three months ended September 30, 2010 compared to the same period in the previous year.

Restaurants: Revenue increased by $0.2 million, or 9%, from $2.2 million in the three months ended September 30, 2009 to $2.4 million in the three months ended September 30, 2010. The number of covers served at ‘21’ Club increased 1%, from 22,132 for the three months ended September 30, 2009 to 22,331 for the three months ended September 30, 2010.

Trains and Cruises: Revenue increased by $1.1 million, or 5%, from $20.7 million in the three months ended September 30, 2009 to $21.8 million in the three months ended September 30, 2010.  The increase in the period resulted from operating growth of $1.3 million offset by reductions in revenue due exchange rate differences of $0.2 million.

Real Estate: Forty-two condominiums were delivered to customers at Porto Cupecoy generating revenue of $25.0 million for the three months ended September 30, 2010. No additional sales contracts were signed in the three months ended September 30, 2010. Real estate revenue at Napasai, Koh Samui, Thailand in the three months ended September 30, 2009 was $1.7 million due to two villas being sold.

Depreciation and amortization

Depreciation and amortization increased by $1.0 million from $10.9 million in the three months ended September 30, 2009 to $11.9 million in the three months ended September 30, 2010. The increase in depreciation included the impact of foreign currency fluctuations and the addition of new hotels in Sicily and the improvements at hotels in Brazil, and also additional depreciation after capital expenditures on owned assets over the prior 12 months.

Cost of services

Cost of sales increased by $33.3 million from $67.9 million in the three months ended September 30, 2009 to $101.2 million in the three months ended September 30, 2010. Cost of services included charges of $25.0 million in respect of Porto Cupecoy, principally due to closing previously contracted sales, and $6.6 million in respect of the recently acquired Sicilian hotels, with no equivalent charges in 2009. Excluding Porto Cupecoy and the Sicilian hotels, cost of services increased by $1.7 million, which was a direct result of the increase in revenue. Cost of services were 49% of revenue in the three months ended September 30, 2009 and 55% of revenue in the three months ended September 30, 2010. Excluding Porto Cupecoy and Sicilian hotel expenses, cost of services in 2010 decreased as a percentage of revenue to 46%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.1 million from $45.0 million in the three months ended September 30, 2009 to $49.1 million in the three months ended September 30, 2010. Exchange rate movements were responsible for $1.0 million of the total increase. Selling, general and administrative expenses were 32% of revenue in the three months ended September 30, 2009 and 27% of revenue in the three months ended September 30, 2010.

Impairment of real estate assets, goodwill and property, plant and equipment

In the three months ended September 30, 2010, OEH identified a non-cash real estate asset impairment charge of $24.6 million in respect of its Porto Cupecoy development project.  OEH determined that the fair value of real estate assets was less than the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed.   This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions, a change in the estimate of the project’s estimated costs to complete the entire development, and the reclassification of the marina and commercial property units (as such assets were previously held at cost less depreciation).

In the three months ended September 30, 2010, OEH also recognized a non-cash property, plant and equipment charge of $6.0 million for Hotel de la Cite. The carrying value of the assets was written down to the fair value based on management’s best estimates.

During the three months ended September 30, 2010, OEH identified the following non-cash goodwill impairments within its continuing operations. OEH determined these impairments were triggered as both hotels had circumstances relating to performance that required a reassessment (dollars in millions):

La Samanna	$5.4
Napasai	0.5
$5.9

These goodwill impairments have no cash impact on OEH and arose primarily because of expected reductions in future profits at La Samanna and Napasai.

Segment EBITDA

Three months ended September 30	2010	2009
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$28,886	$25,595
North America	805	(68)
Rest of the world	6,175	4,323
Hotel management/part ownership interests	1,001	(141)
Restaurants	(377)	(494)
	36,490	29,215
Tourist trains and cruises	6,863	7,686
Real estate	(1,884)	(740)
Impairment of real estate assets, goodwill and property, plant and equipment	(36,500)	—
Central overheads	(7,624)	(7,418)
	$(2,655)	$28,743

The European hotels collectively reported a segment EBITDA of $28.9 million in 2010 compared to $25.6 million in the same period in 2009.  Excluding the two Sicilian hotels, EBITDA for the 2010 quarter was $28.3 million. As a percentage of European hotels revenue, the European segment EBITDA margin remained flat at 38% for the three months ended September 30, 2009 and 2010.  Excluding the two Sicilian hotels, the EBITDA margin for the 2010 quarter was 41%.

Segment EBITDA in the North American hotels region increased from a loss of $0.1 million in the three months ended September 30, 2009, to a gain of $0.8 million in the three months ended September 30, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from nil in 2009 to 3% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 44% from $4.3 million in the three months ended September 30, 2009, to $6.2 million in the three months ended September 30, 2010.  The segment EBITDA margin for the three months ended September 30, 2010 was 18%, compared to a margin of 16% for the same period in 2009.

Earnings from operations before net finance costs

Earnings from operations decreased by $32.0 million from a profit of $15.9 million in the three months ended September 30, 2009 to a loss of $16.1 million in the three months ended September 30, 2010, due to the factors described above.

Net finance costs

Net finance costs were $3.1 million for the three months ended September 30, 2009 and $4.8 million for the three months ended September 30, 2010. The three months ended September 30, 2009 included a foreign exchange gain of $4.5 million compared to a foreign exchange gain of $3.2 million in the three months ended September 30, 2010. Excluding these foreign exchange items, net interest expense increased by $0.3 million, or 4%, from $7.7 million in the three months ended September 30, 2009 to $8.0 million in the three months ended September 30, 2010.

Provision for income taxes

The provision for income taxes decreased by $3.2 million from a charge of $10.3 million in the three months ended September 30, 2009 to a charge of $7.1 million in the three months ended September 30, 2010.

The provision for income taxes for the three months ended September 30, 2010 included a deferred tax charge of $1.3 million arising from fixed asset timing differences following movements in exchange rates compared to a $1.7 million tax charge in the three months ended September 30, 2009.

OEH’s tax charge for the three months ended September 30, 2010 included $0.1 million in respect of the provision for uncertainties, interest and penalties for uncertain tax positions, of which $0.1 million related to potential interest and penalty costs. OEH’s tax provision for the three months ended September 30, 2009 included a tax charge of $0.3 million in respect of uncertain tax position provisions, including a charge of $0.2 million that related to potential interest and penalty costs.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $0.3 million from $1.4 million in the three months ended September 30, 2009 to $1.1 million in the three months ended September 30, 2010.  This includes insurance income of $0.8 million from the Peru hotels joint venture, which was impacted by the damage to buildings and business interruption caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $0.6 million in 2009 and $0.5 million in 2010.

Earnings/loss from discontinued operations

The earnings from discontinued operations for the three months ended September 30, 2010 was $4.5 million compared with losses of $17.0 million for the three months ended September 30, 2009.

Bora Bora Lagoon Resort’s net profit was $3.5 million for the three months ended September 30, 2010, compared to a loss of $4.1 million in the three months ended September 30, 2009. This profit resulted principally from settling outstanding insurance claims and recording an insurance gain of $5.8 million in the period, partially offset by a restructuring provision and inventory impairments totaling $2.7 million.

Nine months Ended September 30, 2010 compared to

Nine months Ended September 30, 2009

OEH’s operating results for the nine months ended September 30, 2010 and 2009, expressed as a percentage of revenue, were as follows:

Nine months ended September 30,	2010	2009
	%	%
Revenue
Hotels and restaurants	77	87
Tourist trains and cruises	10	13
Real estate	13	—
	100	100
Expenses
Depreciation and amortization	8	9
Cost of services	55	48
Selling, general and administrative	32	35
Impairment of real estate assets, goodwill and property, plant and equipment	8	2
Net finance costs	4	7
Earnings before provision for income taxes and earnings from unconsolidated companies, net of tax	(7)	(1)
Provision for income taxes	(3)	(3)
Earnings from unconsolidated companies	1	1
Net (losses)/earnings from continuing operations	(9)	(3)
Net losses from discontinued operations, net of tax	2	(12)
Net (losses)/earnings as a percentage of revenue	(7)	(15)

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2010 and 2009 is analyzed as follows (dollars in millions):

Nine months ended September 30,	2010	2009

Segment EBITDA:
Hotels and restaurants
Owned hotels:
Europe	$38.1	$37.4
North America	11.6	12.0
Rest of the World	23.6	16.6
Hotel management interests	1.9	1.8
Restaurants	0.3	0.0
	75.5	67.8
Tourist trains and cruises	12.0	16.0
Real estate	(4.7)	(1.6)
Impairment of real estate assets, goodwill and property, plant and equipment	(36.5)	(6.5)
Central overheads	(20.9)	(19.4)
	$25.4	$56.3

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Nine months ended September 30,	2010	2009

Net losses	$(36.1)	$(52.0)
Add:
Depreciation and amortization	34.7	29.5
Net finance costs	19.2	24.0
Provision for income taxes	14.3	11.2
(Earnings)/loss from discontinued operations, net of tax	(7.8)	41.8
Share of provision for income taxes of unconsolidated companies	1.1	1.8
Segment EBITDA	$25.4	$56.3

Operating information for OEH’s owned hotels for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009
Average Daily Rate (in dollars)
Europe	650	717
North America	324	339
Rest of the world	326	282
Worldwide	415	418

Rooms Available (in thousands)
Europe	229	212
North America	201	204
Rest of the world	343	330
Worldwide	773	746

Rooms Sold (in thousands)
Europe	121	102
North America	129	113
Rest of the world	185	158
Worldwide	435	373

Occupancy (percentage)
Europe	53	48
North America	64	56
Rest of the world	54	48
Worldwide	56	50

RevPAR (in dollars)
Europe	342	344
North America	208	189
Rest of the world	176	135
Worldwide	233	209

			Change %
	2010	2009	Dollars	Local Currency
Same Store RevPAR (in dollars)
Europe	352	350	1%	3%
North America	207	189	9%	9%
Rest of the world	184	138	34%	26%
Worldwide	239	213	12%	11%

The same store data excludes the following operations:

Grand Hotel Timeo

Villa Sant’Andrea

La Résidence d’Angkor

Overview

The net loss for the nine months ended September 30, 2010 was $36.1 million ($0.40 per common share) on revenue of $443.7 million, compared with a net loss of $52.0 million ($0.80 per common share) on revenue of $345.7 million in the prior year period.

OEH’s revenue in the nine months ended September 30, 2010 experienced growth following the global economic downturn in 2008 and 2009. OEH’s net loss was $36.1 million and $52.0 million in the nine months ended September 30, 2010 and 2009, respectively.  This includes impairment of real estate assets, goodwill and property, plant and equipment of $36.5 million and earnings from discontinued operations of $7.8 million in the nine months ended September 30, 2010.   Impairment of goodwill of $6.5 million and losses from discontinued operations were $41.8 million in the nine months ended September 30, 2009. OEH’s remaining net loss in the first nine months of 2010 was $7.6 million compared with a net loss of $3.7 million in 2009, an increase in net loss of $3.9 million, while revenue grew by $98.0 million, or 28%, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Revenue

Nine months ended September 30,	2010	2009
	(dollars in thousands)
Revenue:
Hotels and restaurants
Owned hotels
Europe	$145,091	$133,212
North America	79,810	75,877
Rest of the world	104,399	78,561
Hotel management/part ownership interests	2,982	3,377
Restaurants	9,320	8,717
	341,602	299,744
Tourist trains and cruises	45,924	44,240
Real estate	56,130	1,688
	$443,656	$345,672

Total revenue increased by $98.0 million, or 28%, from $345.7 million in the nine months ended September 30, 2009 to $443.7 million in the nine months ended September 30, 2010.  Revenue in the nine months ended September 30, 2010 included $56.1 million relating to condominium units delivered to purchasers at Porto Cupecoy. In the nine months ended September 30, 2009, revenue included $1.7 million for two villas sold at Napasai. Excluding real estate, revenue increased $43.5 million, or 13%, for the nine months ended September 30, 2010 compared to the nine months in 2009.

The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $11.9 million, or 9%, from $133.2 million for the nine months ended September 30, 2009 to $145.1 million for the nine months ended September 30, 2010. Excluding the recently acquired hotels in Sicily (Grand Hotel Timeo and Villa Sant’Andrea), revenue increased by $3.0 million, or 2%, compared to the same period in the prior year. Excluding the new Sicilian hotels, the average daily rate fell by 9% from $717 in the nine months ended September 30, 2009 to $650 in the nine months ended September 30, 2010. Occupancy, however, increased from 48% in the nine months ended September 30, 2009 to 53% in the nine months ended September 30, 2010. On a same store basis, RevPAR in local currency increased by 3% for the nine months ended September 30, 2010, and increased by 1% when measured in US dollars.

Exchange rate movements caused revenue to decrease by $2.3 million in the nine months ended September 30, 2010 compared with the same period in 2009.

North America

Revenue increased by $3.9 million, or 5%, from $75.9 million in the nine months ended September 30, 2009 to $79.8 million in the nine months ended September 30, 2010. The average daily rate decreased by 4% from $339 in the nine months ended September 30, 2009 to $324 in the nine months ended September 30, 2010. Occupancy, however, increased from 56% in the nine months ended September 30, 2009 to 64% in the nine months ended September 30, 2010. On a same store basis, RevPAR increased from $189 in the nine months ended September 30, 2009 to $207 for the nine months ended September 30, 2010. This translated to an increase in local currency and US dollars of 9%.

Rest of the World

Revenue increased by $25.8 million, or 33%, from $78.6 million in the nine months ended September 30, 2009 to $104.4 million in the nine months ended September 30, 2010.  Exchange rate movements across the region were responsible for $11.5 million of the revenue increase.

Revenue at OEH’s hotels in South America collectively increased by $13.8 million, or 38%, from $36.3 million in the nine months ended September 30, 2009 to $50.1 million in the nine months ended September 30, 2010. Exchange rate movements in South America were responsible for $4.8 million of the revenue increase.

Revenue at OEH’s six Asian hotels collectively increased by $3.2 million, or 24%, to $16.4 million in the nine months ended September 30, 2010. Exchange rate movements across the region were responsible for $1.5 million of the revenue increase. Same store occupancy for the nine months increased by 8%, from 47% in the nine months ended September 30, 2009 to 55% for the nine months ended September 30, 2010. Same store average daily rate in US dollars increased 4% from $305 in the nine months ended September 30, 2009 to $316 for the nine months ended September 30, 2010. This translated into an increase in same store RevPAR in US dollars of $30, or 21% from $144 in the nine months ended September 30, 2009 to $174 for the nine months ended September 30, 2010.

Southern Africa revenue increased by $6.8 million, or 32%, of which $3.4 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to US dollars. The revenue increase was largely due to the World Cup tournament which was hosted by South Africa. Same store RevPAR in US dollars for the nine months ended September 30, 2010 increased 46% from $110 to $161 compared to the same period in 2009, and 28% from $126 in the nine months ended September 30, 2009 to $161 for the nine months ended September 30, 2010 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $2.1 million, or 27%, to $9.9 million in the nine months ended September 30, 2010; 81% of this increase, or $1.7 million, was due to the strengthening of the Australian dollar against the US dollar.

Average daily rate for the Rest of the World region on a same store basis in US dollars increased from $291 in the nine months ended September 30, 2009 to $342 for the nine months ended September 30, 2010. Same store occupancy also increased from 47% to 54%, which resulted in an increase in RevPAR on a same store basis in US dollars of 34% from $138 in the nine months ended September 30, 2009 to $184 for the nine months ended September 30, 2010, and 26% when measured in local currency.

Hotel Management and Part-Ownership Interests: Revenue decreased by $0.4 million from $3.4 million in the nine months ended September 30, 2009 to $3.0 million in the nine months ended September 30, 2010, primarily due to lower management fees from the managed hotels in Peru.

Restaurants: Revenue increased by $0.6 million, or 7%, from $8.7 million in the nine months ended September 30, 2009 to $9.3 million in the nine months ended September 30, 2010, primarily due to an increase in the number of covers being served at ‘21’ Club.

Trains and Cruises: Revenue increased by $1.7 million, or 4%, from $44.2 million in the nine months ended September 30, 2009 to $45.9 million in the nine months ended September 30, 2010. This increase was primarily due to the Road to Mandalay river cruiseship returning to operation following repairs to damage from a cyclone in Burma in May 2008 when the ship was taken out of service. Road to Mandalay contributed $2.9 million in the nine months ended September 30, 2010, compared to $0.5 million for the same period in 2009. Management fee revenue from PeruRail decreased by $0.9 million, or 38%, from $2.4 million in the nine months ended September 30, 2009 to $1.5 million in the nine months ended September 30, 2010. This was primarily as a result of the floods in January 2010, which caused damage to the rail tracks and disrupted rail services from the end of January to July 2010. Exchange rate movements across the segment were responsible for $0.2 million of the revenue increase.

Real Estate: Eighty-seven condominiums were delivered to customers at Porto Cupecoy generating revenue of $56.1 million for the nine months ended September 30, 2010. Sales contracts were signed on a further 11 units in the nine months ended September 30, 2010 of which three were exchanged for land adjacent to La Samanna. There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the nine months ended September 30, 2010.  In the nine months ended September 30, 2009, Napasai sold two villas worth $1.7 million.

Depreciation and amortization

Depreciation and amortization increased by $5.2 million from $29.5 million in the nine months ended September 30, 2009 to $34.7 million in the nine months ended September 30, 2010. Exchange rate movements were responsible for $1.5 million of the increase in depreciation. The increase in depreciation also included the addition of new hotels in Sicily and the improvements at hotels in Brazil, and also additional depreciation after capital expenditures on all owned assets over the prior 12 months.

Cost of services

Cost of services increased by $75.9 million from $166.9 million in the nine months ended September 30, 2009 to $242.8 million in the nine months ended September 30, 2010. Cost of services included charges of $56.1 million in respect of Porto Cupecoy,  principally due to delivery of units under previously contracted sales, and $6.1 million in respect of the recently acquired Sicilian hotels.  There were no equivalent charges in 2009. Excluding Porto Cupecoy and the Sicilian hotels, cost of services increased by $13.7 million. Exchange rate movements were responsible for $7.0 million of the increase in cost of services. Cost of services were 48% of revenue in the nine months ended September 30, 2009 and 55% of revenue in the nine months ended September 30, 2010. Excluding expenses of Porto Cupecoy and the Sicilian hotels, as well as the exchange rate movement, cost of services in 2010 were 46% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $20.2 million from $122.3 million in the nine months ended September 30, 2009 to $142.5 million in the nine months ended September 30, 2010. The 2010 expense included a charge of $3.8 million in respect of the recently acquired Sicilian hotels. There was no equivalent charge in 2009. A net credit of $0.8 million was also recorded following the successful litigation against acts of infringement in Europe of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $5.7 million of the total increase. Selling, general and administrative expenses were 35% of revenue in the nine months ended September 30, 2009 and 32% of revenue in the nine months ended September 30, 2010. Excluding the two Sicilian hotels’ expenses, and the exchange rate movement, selling, general and administrative expenses in 2010 were 31% of revenue.

Impairment of real estate assets, goodwill and property, plant and equipment

In the nine months ended September 30, 2010, OEH identified a non-cash real estate asset impairment charge of $24.6 million in respect of its Porto Cupecoy development project.  OEH determined that the fair value of the assets no longer exceeded the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed. This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions, a change in the estimate of the project’s estimated costs to complete the entire development, and the reclassification of the marina and commercial property units (as such assets were previously held at cost less depreciation).

OEH also recognized a non-cash property, plant and equipment charge of $6.0 million for Hotel de la Cite. The carrying values of the assets were written down to the fair value based on management’s best estimates.

During the nine months ended September 30, 2010, OEH identified the following non-cash goodwill impairments within its continuing operations. OEH determined these impairments were triggered as both hotels had circumstances relating to performance that required a reassessment (dollars in millions):

La Samanna	$5.4
Napasai	0.5
$5.9

These goodwill impairments have no cash impact on OEH and arose primarily because of expected reductions in future profits at La Samanna and Napasai.

Segment EBITDA

Nine months ended September 30	2010	2009
	(dollars in thousands)
Segment EBITDA:
Hotels and restaurants
Owned hotels
Europe	$38,074	$37,357
North America	11,616	11,957
Rest of the world	23,572	16,625
Hotel management/part ownership interests	1,875	1,774
Restaurants	259	31
	75,396	67,744
Tourist trains and cruises	11,982	15,983
Real estate	(4,663)	(1,533)
Impairment of real estate assets, goodwill and property, plant and equipment	(36,500)	(6,500)
Central overheads	(20,873)	(19,356)
	$25,342	$56,338

The European hotels collectively reported a segment EBITDA of $38.1 million for the nine months ended September 30, 2010 compared to $37.4 million in the same period in 2009.  Excluding the two Sicilian hotels, EBITDA for the first nine months of 2010 was $40.0 million. As a percentage of European hotels revenue, the European segment EBITDA margin fell from 28% in 2009 to 26% in 2010. Excluding the two Sicilian hotels, the 2010 EBITDA margin was 29%.

Segment EBITDA in the North American hotels region decreased by 3% from $12.0 million in the nine months ended September 30, 2009 to $11.6 million in the nine months ended September 30, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased from 16% in 2009 to 15% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 42% from $16.6 million in the nine months ended September 30, 2009 to $23.6 million in the nine months ended September 30, 2010.  The segment EBITDA margin increased from 21% for the nine months ended September 30, 2009 to 23% for the nine months ended 2010.

Earnings from operations before net finance costs

Earnings from operations decreased by $33.3 million from a profit of $20.4 million in the nine months ended September 30, 2009 to a loss of $12.9 million in the nine months ended September 30, 2010, due to the factors described above.

Net finance costs

Net finance costs decreased by $4.8 million, or 20%, from $24.0 million for the nine months ended September 30, 2009 to $19.2 million for the nine months ended September 30, 2010.  The nine months ended September 30, 2009 included a foreign exchange gain of $0.3 million compared to a foreign exchange gain of $3.0 million in the nine months ended September 30, 2010. Excluding these foreign exchange items, net interest expense decreased by $2.2 million, or 9%, from $24.3 million in the nine months ended September 30, 2009 to $22.1 million in the nine months ended September 30, 2010, primarily as a result of lower interest rates in the nine months ended September 30, 2010 compared to the same period in the prior year.

Provision for income taxes

The provision for income taxes increased by $3.1 million from a charge of $11.2 million in the nine months ended September 30, 2009 to a charge of $14.3 million in the nine months ended September 30, 2010.

The provision for income taxes for the nine months ended September 30, 2010 included a deferred tax charge of $3.8 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to a $nil charge for valuation allowances in the nine months ended September 30, 2009.

The provision for income taxes for the nine months ended September 30, 2010 included a deferred tax charge of $0.9 million arising from fixed asset timing differences following movements in exchange rates compared to a $4.6 million tax charge in the nine months ended September 30, 2009.

OEH’s tax charge for the nine months ended September 30, 2010 included $0.7 million in respect of the provision for uncertainties, interest and penalties for uncertain tax positions, of which $0.4 million related to potential interest and penalty costs. OEH’s tax provision for the nine months ended September 30, 2009 included a tax charge of $1.4 million in respect of uncertain tax position provisions, including a charge of $0.4 million that related to potential interest and penalty costs.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $2.2 million, from $4.6 million in the nine months ended September 30, 2009 to $2.4 million in the nine months ended September 30, 2010.  This includes insurance income of $0.8 million from the Peru hotels joint venture, which was impacted by the damage to property and business interruption caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $1.8 million in 2009 and $1.1 million in 2010.

Earnings/loss from discontinued operations

The earnings from discontinued operations for the nine months ended September 30, 2010 were $7.8 million compared with a loss of $41.8 million for the nine months ended September 30, 2009.

This included a gain of $7.2 million in 2010 due to the release of the cumulative translation adjustment upon the sale of Lilianfels Blue Mountains in January 2010, and the loss on the sale of La Cabana of $0.4 million.

Bora Bora Lagoon Resort’s earnings for the nine months ended September 30, 2010 were $1.1 million compared with a loss of $17.7 million for the nine months ended September 30, 2009 which included an impairment charge of $16.5 million. The profit at Bora Bora Lagoon Resort for the nine months ended September 30, 2010 was primarily due the settlement of outstanding insurance claims relating to cyclone damage sustained at the hotel in February 2010, resulting in a gain of $5.8 million in the period, partially offset by restructuring and inventory impairment charges of $2.7 million.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $131.6 million at September 30, 2010, $59.4 million more than the $72.2 million at December 31, 2009. In addition, OEH had restricted cash of $13.9 million (December 31, 2009 - $19.9 million). At September 30, 2010, there were undrawn amounts available to OEH under committed short-term lines of credit of $23.0 million (December 31, 2009 - $30.6 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million (December 31, 2009 - $12.0 million), bringing total cash availability at September 30, 2010 to $180.5 million, including restricted cash (December 31, 2009 - $134.7 million).

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $326.4 million at September 30, 2010, a decrease of $367.5 million from a surplus of $41.1 million at December 31, 2009. The main factor that contributed to the decrease in working capital was the increase in the scheduled current portion of long-term debt maturing in 2011.  See the discussion under “Liquidity” below.

Cash Flow

Operating Activities. Net cash provided by operating activities increased by $35.7 million from $19.5 million for the nine months ended September 30, 2009 to $55.2 million for the nine months ended September 30, 2010. The increase was due to better performance of the continuing hotels in the first nine months of 2010 as the economy begins to recover in many parts of the world and the sale of non-core assets no longer considered suitable for OEH’s business.

Investing Activities.  Cash used in investing activities increased by $18.2 million to $61.2 million cash outflow for the nine months ended September 30, 2010, compared to $43.0 million cash outflow for the nine months ended September 30, 2009.

The first nine months of 2010 included acquisitions of $46.3 million, net of cash acquired in respect of the Grand Hotel Timeo and Villa Sant’Andrea purchase.  There were no acquisitions in the first nine months of 2009.

There was a decrease in restricted cash in the first nine months of 2010 of $9.8 million. The movement in the first nine months of 2010 represents the release of restricted cash from the Porto Cupecoy escrow account as units were delivered and the release of restricted cash relating to the deposits for the purchase of the Sicilian hotels. This decrease was offset by an increase in restricted cash of $3.8 million representing cash deposited for credit support facilities and interest pledges.

The $22.6 million in disposals in the nine months ended September 30, 2010 consisted mainly of proceeds from the sale of Lilianfels Blue Mountains in the first quarter and the sale of La Cabana in the second quarter.

Capital expenditure of $43.4 million included $4.1 million of Hotel Cipriani refurbishment, $7.7 million of Hotel das Cataratas capital costs, $8.4 million for Grand Hotel Timeo and Villa Sant’Andrea, $2.8 million of Le Manoir aux Quat’Saisons refurbishment, and $2.0 million of Grand Hotel Europe refurbishment. In addition, $2.3 million was invested in European tourist train operations.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2010 was $65.6 million compared to $71.3 million for the nine month ended September 30, 2009, a decrease of $5.7 million. Debt repaid during the first nine months of 2010 was $60.6 million ($16.1 million in the first nine months of 2009). Net repayments from working capital facilities and redrawable loans was $6.3 million for the first nine months of 2010 ($39.8 million in net repayments in 2009). In addition, proceeds from an equity issue in January 2010 raised $130.8 million, net of issuance costs.

Capital Commitments. There were $50.4 million of capital commitments outstanding as of September 30, 2010 of which $11.4 million related to investments in owned hotels and real estate and $39.0 million to the purchase of land and a building adjoining ‘21’ Club, New York.

Indebtedness

At September 30, 2010, OEH had $804.5 million of long-term debt secured by assets, including the current portion, which was repayable over periods of 1 to 24 years with a weighted average maturity of 2.0 years and a weighted average interest rate of

3.53%. Of this principal amount, $79.3 million was issued by a consolidated variable entity and is non-recourse to the Company and its subsidiaries. See Note 10 to the financial statements regarding the maturity of long-term debt. Approximately 56% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At September 30, 2010, 36% of borrowings of OEH were in floating interest rates.

Liquidity

During the three months ending December 31, 2010, OEH has approximately $117.6 million of scheduled debt repayments. However, $109.9 million of this amount relates to revolving credit facilities which, provided OEH complies with the terms of the facilities, are available for redrawing. OEH expects to fund the other repayments through operating cash flow, existing cash resources, proceeds obtained from the sale of non-core assets and developed real estate, and borrowings under other available loan facilities.

At September 30, 2010, OEH had $551.0 million of debt repayments due within 12 months. Of this amount, two loans totaling $113.4 million were refinanced in October 2010 with two new loans of $122.9 million, one of which will mature after approximately three years and the other after three years, with two one-year extension options available to OEH.  A further loan totaling €238.7 million ($325.9 million at the exchange rate at September 30, 2010) has been refinanced with two new loan facilities totaling €187.5 million ($256.0 million at the exchange rate at September 30, 2010), which will have maturities of three and five years.  These four new loans have funding scheduled to take place in October and November 2010. Altogether, these refinancings will require a net repayment, excluding fees, of $60.4 million, which will be paid out of existing cash resources. OEH is in discussions with existing lenders and potential new lenders regarding the refinancing of a further two loans totaling $59.6 million that mature within 12 months. Excluding revolving credit facilities of $28.0 million, there is a further $24.1 million of scheduled debt amortization due within the 12-month period.

Additionally, OEH has capital commitments of $50.4 million for the 12-month period beginning September 30, 2010, of which $39.0 million relates to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library. The balance of $11.4 million of OEH’s capital commitments is currently covered by committed funding and projected operating cash flows. OEH also expects to incur costs of a further $11.0 million to complete its Porto Cupecoy development, funded largely by deposits on sales as the work is finished which will be paid out of operating cash flow and existing cash reserves.

OEH is proposing to build a mixed use hotel and residential development on the New York Public Library site. On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7.0 million that OEH had already paid, OEH paid $9.0 million upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010 (of which $4.5 million was paid in the first three quarters of 2010), and final payments of $6.0 million and $29.0 million in June 2011. OEH is actively negotiating with potential co-investors in this development project. In the event OEH is unable to find an investor and elects not to close the transaction, the final payment of $29.0 million will not be due to the Library, in which event OEH would write off its investment including its capitalized costs and associated fees. OEH has given the Library security on unencumbered villas at La Samanna to secure the payments.

OEH has 17 secured lending facilities with commercial banks, the largest of which had an outstanding principal balance of $325.9 million as of September 30, 2010 and is one of the loan facilities expected to be refinanced in November. As of September 30, 2010, three other of these loan facilities had outstanding principal amounts in excess of $50 million, eight facilities had outstanding principal amounts greater than $10 million but less than $50 million and the remainder had less than $10 million per facility. Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

The loan facilities generally place restrictions on the property owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants. Where the property owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-equity tests.  Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on the performance of OEH on a consolidated basis. The covenants include a quarterly interest coverage test and a quarterly net worth test.

At September 30, 2010, OEH was in compliance with all financial covenants.  Two unconsolidated joint venture companies, however, were out of compliance as follows:

•                  the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance with a loan to value ratio and a debt service coverage ratio in its first mortgage loan facility amounting to $98.6 million which is non-recourse to OEH and not credit-supported by OEH or its joint venture partner in that hotel.  OEH and its partner are discussing with the lender how to bring the hotel back into compliance; and

•                  the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance with financial covenants in the joint venture’s loan facility amounting to $26.0 million.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

OEH recognizes that in the current economic environment there is a risk that a property-specific loan covenant could be breached. In order to minimize this risk, OEH regularly prepares cash flow projections which it uses to forecast covenant compliance under all of its loan facilities. If there is any likelihood of potential non-compliance with a covenant, OEH takes pro-active steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk. Often obtaining such an amendment or waiver results in an increase in the borrowing costs.

Many of OEH’s bank loan facilities include cross-default provisions where a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is €12.5 million ($17.1 million).

In order to assure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s Board and OEH’s advisors to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The options available to OEH will depend on the current economic and financial environment and OEH’s continued compliance with financial covenants. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets and sales of developed real estate.

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

Recent Accounting Pronouncements

As of September 30, 2010, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, variable interest entities, and accounting and disclosure requirements for transfers of financial assets, as reported in Note 1(a) to the financial statements.

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

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis in the Company’s 2009 Form 10-K annual report.

In the discussion of the Company’s real estate development accounting policy in Item 7, the Company noted this policy involves significant estimates of total project revenue and costs. As discussed in Note 5 of this report, the Company indentified changes in its estimates of project sales and costs at its Porto Cupecoy development which resulted in a non-cash impairment charge. These estimates by their nature are judgemental and if OEH does not achieve these estimates, OEH may be required to record further adjustments in future periods.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $600,000 on an annual basis based on borrowings at September 30, 2010.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At September 30, 2010, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $2.9 million consisting of Russian ruble $1.3 million, Mexican peso $0.6 million and Thai baht $1.0 million.

ITEM 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2010 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings

As previously reported, two hedge fund groups owning class A common shares in the Company filed a petition in the Supreme Court of Bermuda on January 12, 2009 challenging on various grounds the Company’s corporate governance structure with dual class A and class B common shares outstanding and ownership of higher-voting class B common shares by a wholly-owned subsidiary of the Company.  The named respondents were the Company, its subsidiary and seven of the current eight members of Company’s Board of Directors.

The petitioners and the respondents filed with the Court separate summonses seeking, among other matters, a hearing on preliminary issues relating to the legality of the holding of class B common shares in the Company by the subsidiary.  The respondents also filed a summons seeking to strike out (dismiss) the petition.  A hearing before the Court on these summonses was held in late April and early May 2010.

On June 1, 2010, the Court delivered a judgment on the hedge funds’ petition, in which the chief judge held that the Company’s voting structure is not unlawful and struck out the petition in its entirety.  The Court also awarded the respondents their defense costs incurred in the proceedings.  One of the hedge fund groups (D.E. Shaw Oculus Porfolios LLC and D.E.Shaw Valence Portfolios LLC) filed an appeal of this judgment to the Court of Appeal for Bermuda.

On November 4, 2010, the parties agreed to settle the case.  The petitioners will reimburse the respondents an agreed amount of their costs and withdraw the appeal, and the respondents will agree to that withdrawal.

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

Dated: November 5, 2010

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