Form 10-K
period 2010-12-31
ORIENT EXPRESS HOTELS LTD
filed 2011-02-25
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2010 (the last business day of the registrant’s second fiscal quarter in 2010) was approximately $757,000,000.

As of February 18, 2011, 102,466,966 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 15(d) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Orient-Express Hotels Ltd. and its subsidiaries are based on the current expectations, assessments and assumptions of management, are not historical facts, and are subject to various risks and uncertainties.

Forward-looking statements can be identified by the fact that they do not relate only to historical or current facts, and often use words such as “anticipate”, “target”, “expect”, “estimate”, “intend”, “plan”, “goal”, “believe” or other words of similar meaning.

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

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
26. Hotel das Cataratas, Iguassu
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
46. Road To Mandalay, Burma

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

Introduction

OEH is an experienced-based hotel and travel company focused on the luxury end of the leisure market with exposure to both mature and emerging national economies.  The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1995.  OEH currently owns or part-owns 50 properties (all of which it manages), including the two hotels in Sicily purchased in January 2010, consisting of 41 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and two river/canal cruise businesses.  These are located in 24 countries worldwide.  OEH is currently in negotiation to complete the sale of one hotel, OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveller.  OEH has also been active in the development of for-sale residences adjoining some of its hotels, although OEH’s current commitments in this activity are a relatively small part of its business.

The locations of OEH’s 50 properties are shown in the map on page 3, where they number 46 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 50.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 78% of revenue in 2010, 87% in 2009 and 88% in 2008.  Tourist trains and cruises accounted for 11% of revenue in

2010, 13% in 2009 and 15% in 2008.  Property development activities accounted for the remaining revenue in each year.  Property revenue in 2008 was negative because of a change of accounting treatment, as explained in Note 1 to the Financial Statements (Item 8 below).

OEH’s worldwide portfolio of hotels currently consists of 3,564 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2010 achieved an average daily room rate (“ADR”) of $405 (2009—$407) and a revenue per available room (“RevPAR”) of $227 (2009—$204).  Approximately 70% of OEH’s customers are leisure travellers, with approximately 35% of customers in 2010 originating from North America, 45% from Europe and the remaining 20% from elsewhere in the world.

Revenue, earnings and identifiable assets of OEH in 2010, 2009 and 2008 for its business segments and geographic areas are presented in Note 20 to the Financial Statements (Item 8).

Owned Hotels—Europe

Italy

The Hotel Cipriani and Palazzo Vendramin—95 keys—in Venice were built for the most part in the 1950s and are located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service.  Most of the rooms have views overlooking the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and a large banquet and meeting facility situated in an historic refurbished warehouse.  Since 2008, 39 guest rooms have been refurbished and an arcade of four retail shops has been added.

The Hotel Splendido and Splendido Mare—80 keys—overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court.  There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle bus linking the main hotel with Splendido Mare on the harbor below.

The Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards in recent years, including the addition of a swimming pool, and in 2010 refurbished seven suites.  A shuttle bus service is provided into Florence.  The property occupies ten acres.

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

In January 2010, OEH completed the purchase of two hotels in Taormina, Sicily, namely the Grand Hotel Timeo—70 keys-and the Villa Sant’Andrea——60 keys. See Note 4 to the Financial Statements. OEH has undertaken a refurbishment program to upgrade both properties over three consecutive winter closures, the most significant of which was completed in the January to May 2010 period.

With panoramic views of Mount Etna and the Gulf of Naxos from its main terrace, Grand Hotel Timeo is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater.  Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional Sicilian specialties, an outdoor swimming pool and fitness center, and banqueting and conference facilities, all surrounded by six acres of parkland.

Built in 1830 on Taormina’s Bay of Mazzarò with a private beach, Villa Sant’Andrea has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant looking onto the Calabrian coast.  An outdoor swimming pool is being built and, subject to obtaining local planning permission, up to 12 keys may be added to the hotel in the future. Grand Hotel Timeo and Villa Sant’Andrea are linked by a guest shuttle service.

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

In June 2009, OEH sold to a third party Lapa Palace—109 keys—located in the embassy district of Lisbon.  See Note 2 to the Financial Statements.

Elsewhere in Europe

OEH owns a 93.5% interest in Grand Hotel Europe—301 keys—in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are five restaurants on the premises, popular with locals and visitors alike, as well as a grand ballroom, meeting facilities, a health club and spa and several retail shops.  OEH recently finished the renovation of ten luxury historic suites reflecting the rich history of the hotel and city, as well as 17 terrace rooms in 2010. The minority interest is owned by the City of St. Petersburg.

OEH owns La Residencia—67 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain in the Mediterranean.  Mallorca is a popular European tourist destination throughout the year.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres. Thirty guest rooms are currently being refurbished.  The hotel features three restaurants including the gastronomic El Olivio, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.

Le Manoir aux Quat’Saisons—32 keys—is located in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design, including four refurbished in 2010.    The property was developed by Raymond Blanc, one of Britain’s famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a long-term commitment to remain the chef at the hotel and, in 2010, was appointed the Company’s Vice President—Gastronomy to advise the restaurants at other OEH hotels.

Hôtel de la Cité—61 keys—is located in the central square of the beautiful walled medieval town of Carcassonne, France near Toulouse.  Opened in 1909, the hotel incorporates one of the 50 watch towers in Carcassonne’s ancient fortifications and features two restaurants, gardens, a swimming pool and a nearby conference center, altogether occupying two acres.  One of the restaurants has been awarded one star for fine dining by the influential Michelin Guide. OEH is currently in negotiation to complete the sale of this hotel for €9,000,000 ($12,074,000). The hotel has been designated in 2010 as held for sale and its results have been accounted for as discontinued operations.  See Note 2 to the Financial Statements.

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

OEH owns El Encanto—77 keys—in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens.  OEH closed this hotel in late 2006 for significant renovation, including the addition of 15 keys, a new Raymond Blanc-inspired restaurant, and a spa, pool and fitness center.  Due to the economic downturn in the United States and subject to obtaining finance, OEH has rescheduled the renovation for completion no sooner than 2012.

In October 2009, OEH sold to third-party buyers Windsor Court Hotel—322 keys—located in the central business district of New Orleans.  See Note 2 to the Financial Statements.

Caribbean

La Samanna—83 keys—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.

OEH owns about 50 acres of additional land adjoining La Samanna on both the French and Dutch sides of St. Martin. OEH is developing this land as for-sale residential villas and apartments.  See “Property Development” below.  Unsold furnished villas next to La Samanna provide additional room stock for the hotel.

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

In addition, OEH owns a 28-acre tract adjacent to Maroma on which it has the opportunity to build and sell private villas in the future.  See “Property Development” below.

OEH owns the Casa de Sierra Nevada—37 keys—a luxury resort in the colonial town of San Miguel de Allende.  Opened in 1952, the hotel consists of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH has renovated the hotel, including its two restaurants, and has built new suites as well as a pool, spa and garden area.  The total site is approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the  Copacabana Palace—243 keys—is a famous hotel in South America and features two fine-dining restaurants, spacious function and banqueting rooms including the hotel’s refurbished former casino rooms with space for up to 2,000 persons, a 500-seat theater, a large swimming pool, spa and fitness center, and a roof-top tennis court and plunge pool.  In 2009, OEH completed transformation of 38 suites into a combination of 20 suites and 36 double rooms, thereby increasing the key count, and opened a new “destination bar”.

In October 2007, OEH commenced operation of Hotel das Cataratas—193 keys—beside the famous Iguassu Falls in Brazil on the border with Argentina, having been awarded a 20-year lease by the Brazilian government.  It is the only hotel in the national park surrounding the falls, a World Heritage site.  First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool, spa and tennis court, and tropical gardens looking onto the falls.  During 2010, OEH completed a two-year phased renovation of the hotel and applied to the government to amend the lease including extension of the lease term.

Miraflores Park Hotel—82 keys—is located in the fashionable Miraflores residential district of Lima, Peru surrounded by parkland and looking onto the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, the hotel has two restaurants, a large ballroom, rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

Southern Africa

The Mount Nelson Hotel—201 keys—in Cape Town, South Africa is a famous historic property opened in 1899.  With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has two restaurants (including the new concept Planet Restaurant opened in 2010), a ballroom, two swimming pools, tennis courts, and a fitness center and spa, all situated on ten acres of grounds.  Thirty-two guest rooms in the main building over-looking the gardens were refurbished in 2010. There is expansion potential through incorporation into the hotel of adjoining residential properties owned by OEH.

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

Australia

The Observatory Hotel—96 keys—is in the Rocks section of Sydney within walking distance of the central business district.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, and a large parking garage on a site of about one acre.  There is also access to a nearby tennis court.

In January 2010, OEH completed the sale of Lilianfels Blue Mountains—85 keys—in the Blue Mountains National Park west of Sydney to a third party. See Note 2 to the Financial Statements.

Asia

In 2006, OEH acquired a group of six deluxe hotels in Southeast Asia described below, each built and decorated in traditional local style.

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

On Bali in Indonesia are two long-term leasehold properties, Jimbaran Puri Bali—64 keys—and Ubud Hanging Gardens—38 keys.  Jimbaran Puri Bali occupies seven beachfront acres on the south coast of the island.  Guest rooms are situated in cottages, and there are two restaurants, a swimming pool and ocean water sports.  OEH built and opened in 2009 22 one- and two-bedroom thatched villas, each with a plunge pool.

Ubud Hanging Gardens is located on terraces on about seven steep hillside acres above the Ayung River gorge in the interior of Bali.  The hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.  Each key has its own private plunge pool.

La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor Wat, the principal tourist attraction in the area, are near the hotel which has an indoor/outdoor restaurant and swimming pool.  OEH added eight suites and a spa to this property in 2009.

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

French Polynesia

Bora Bora Lagoon Resort—76 keys—on a 12-acre site opened in 1993 with Tahitian-style bungalows over the lagoon water and additional beach and garden bungalows.  As previously reported, the hotel has been designated as held for sale and its results have been accounted for as discontinued operations.  See Note 2 to the Financial Statements.  In February 2010, the hotel sustained extensive damage from a cyclone and is currently closed awaiting sale.  OEH has recovered on its insurance for this damage.

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

OEH has a 50%/50% joint venture with local investors in Peru which operates the following four hotels under OEH’s exclusive management.

The Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cuzco, an important tourist destination in Peru.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and has been upgraded since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cuzco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.  The three-acre site under long-term lease includes a vacant convent adjoining the hotel which the joint venture, using its own financial resources, is currently rebuilding as the separate Palacio Nazarenas—56 keys—scheduled to be opened in 2012.

The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a World Heritage site.  All of the rooms have been refurbished to a high standard.  The joint venture leases the hotel as well as seven acres at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train, for possible future expansion.

The Peru hotel joint venture of OEH built and opened in April 2008 a small luxury bungalow hotel called Las Casitas del Colca—20 keys—on 57 acres north of Arequipa near the 11,000-foot high rim of Colca Canyon.  The hotel features individual casitas with plunge pools, an intimate main dining room and a swimming pool and spa.  Guests enjoy tours of the scenic canyon, famous for its giant condors.

In December 2009, the Peru hotel joint venture acquired Hotel Rio Sagrado—23 keys—in the Sacred Valley of the Incas between Cusco and Machu Picchu.  Opened in April 2009, this new rustic hotel has a spa, swimming pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on OEH’s Peru Rail train service is a short distance from the hotel.

As noted under “Owned Hotels” above, OEH no longer accounts for Charleston Place in Charleston, South Carolina among its “Hotel Management Interests”.

Restaurants

OEH owns ‘21’ Club, the famous landmark restaurant at 21 West 52nd Street in midtown Manhattan in New York City.  Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine.  It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for functions, including the famous secret wine cellar.

OEH entered into purchase and development agreements in 2007 with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to construct a mixed use hotel, library and residential development.  In February 2009, in light of prevailing uncertain economic conditions, OEH suspended payments and, in July 2009, amended its agreements with the Library to spread future payments on this purchase over 24 months.  In addition to the $7,000,000 that OEH had already paid, OEH paid $9,000,000 upon execution of the amendments, to be followed by 16 monthly payments of $500,000 each commencing in February 2010 and final payments of $6,000,000 and $29,000,000 in June 2011. OEH is current in its amended payments and has given the Library security on unencumbered villas at La Samanna to secure the payments. OEH is currently seeking co-investors in this development project or, subject to the Library’s consent, to assign the purchase and development agreements to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  In the event OEH is unable to find a co-investor or to assign the agreements and OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library, in which event OEH would be required to write off its remaining investment including its capitalized costs and associated fees.  See Note 6 to the Financial Statements regarding the non-cash impairment charge in 2010 on part of this investment.

OEH re-created in 2003 the famous La Cabaña steak house in Buenos Aires dating from the 1930s.  In 2009, OEH contracted to sell this stand-alone restaurant, and the sale was completed in May 2010.  See Note 2 to the Financial Statements.

Tourist Trains and Cruises

OEH’s principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 railway cars originally used on historic “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain and composed entirely of Pullman cars with a capacity for up to 230 passengers.  The other train is based on the European Continent and made up of Wagons-Lits sleeping cars and day coaches with capacity for up to 180 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel across the English Channel by coach on the Eurotunnel shuttle train.  Occasional trips are also made from time to time to Rome, Prague, Budapest and Istanbul and other European destinations.

The 11 British Pullman dining cars of Venice Simplon-Orient-Express with capacity up to 230 passengers operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

The Northern Belle tourist train offers day trips and charter service principally in the north of England.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of six dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 280 passengers.  Full course meals are served on board and passengers stay in local hotels on overnight itineraries.

OEH owns the Royal Scotsman luxury tourist train composed of nine Edwardian-style cars, including six sleeping cars (each compartment with private bathroom) and two dining cars, and accommodating up to 36 passengers.  Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.

Peru Rail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise awarded in 1999 and extendable every five years, upon the joint venture’s application, up to 25 additional years.  The joint venture pays the government a fee related to traffic levels which can be partially offset against investment in track improvements.  The 70-mile Cuzco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road, as well as local passenger traffic.  In 2009, other carriers began to operate on this line in competition with Peru Rail for the first time.  A second rail line runs from Cuzco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract.  The Cuzco-Machu Picchu line connects three of OEH’s Peruvian hotels, allowing inclusive tours served by OEH’s Hiram Bingham luxury tourist train with capacity up to 84 passengers.  OEH also operates a deluxe daytime tourist train called the Andean Explorer on the Cuzco-Puno route through the High Andes mountains.

The Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok.  The journey includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are planned in 2011 to places of historic, scenic and cultural interest in the region.  Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air conditioning and private bathrooms.  The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 130 passengers.  The Eastern & Oriental Express is available for charter by private groups.  OEH manages the train exclusively and has a 25% shareholding in the owning company.

OEH owns and operates a deluxe river cruise ship on the Irrawaddy River in central Burma, or Myanmar, called the Road To Mandalay.  The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished.  It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Pagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest.  Five- to eight-night itineraries are offered, including airfare to and from the ship and hotel accommodation in Rangoon.  OEH also operates occasional cruises to different destinations, such as to Bhamo in the north of the country close to the China border.  The ship does not operate in the hottest summer months and occasionally when the water level of the Irrawaddy River falls too low due to lack of rainfall.  After suffering major damage in the cyclone that struck Burma in May 2008, the ship was rebuilt and resumed service in 2009 with a reduced number of cabins and an improved onboard passenger experience.

OEH owns five luxury river and canal boats (called péniche-hôtels) operating as Afloat in France in Burgundy, Provence and other rural regions of France.  They accommodate between six and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants.  Shore excursions are organized each day.

Property Development

OEH has been pursuing opportunities to develop the real estate in its portfolio.  In addition to expansion by adding guest rooms and other facilities at the hotels, certain of OEH’s properties have adjacent vacant land suitable for construction of deluxe for-sale residential villas and condominium units, as noted above under the various “Owned Hotels” headings.  In some cases, these residences may be incorporated into existing hotel operations.  OEH’s future strategy is to develop only residential projects that have been substantially pre-sold.

Among existing developments, OEH has completed construction of Porto Cupecoy on the Dutch side of St. Martin, on 12 acres of land adjacent to La Samanna hotel.  The development consists of 184 condominium units and 35,000 square feet of retail and commercial space around a Mediterranean-style piazza, and a marina with for-sale pleasure boat slips.  The units range in size from 750 to 3,000 square feet.  At December 31, 2010, 103 units at Porto Cupecoy have been sold.  In addition, OEH expects to sell the commercial space and marina.  OEH also has planning permission to build a further 60 units and a casino on an additional parcel of Porto Cupecoy land, although no works are scheduled.

On the French side of St. Martin, OEH recently completed the Villas at La Samanna, the first phase of an envisioned multi-phase development of private homes on 37 acres.  The villas consist of eight large homes in three- or four-bedroom configurations, each with a private swimming pool and access to La Samanna’s amenities and services as well as a hotel-sponsored rental program.  In December 2009, OEH entered into a deferred sale agreement on four of the villas under which a third party has the option to acquire them by the end of 2012. The remaining four villas are currently being leased in the hotel’s rental program.

At Keswick Hall in Virginia, OEH is continuing to sell residential home sites on the Keswick Estate adjacent to the hotel and its Keswick Club championship golf course.  Subdivision of the land including roads and other infrastructure has been completed and two model homes constructed, one of which is under sale contract.  Most purchasers buy vacant lots and build their own custom-designed homes with their own architects and contractors subject to the community’s development guidelines.  The famous architect Robert A.M. Stern has recently designed five model homes for the development.  Forty-six of the 87 plots in the Keswick Estate development have been sold through December 31, 2010.

When OEH acquired the group of six hotels in Southeast Asia in 2006, development of 14 private villas was already underway on the 40-acre site of Napasai on Koh Samui in Thailand.  Two villas remain for sale, and up to 40 more may be built in the future.

OEH owns 28 acres of vacant land beside its Maroma Resort and Spa, and has the opportunity to build up to 20 locally designed private residential villas, a project that would only be commenced on a substantially pre-sold basis.

Some other hotels owned by OEH have vacant land such as Inn at Perry Cabin on the eastern shore of Maryland.  Development may include sale of residences and, in some cases, ongoing management as integral parts of the adjacent hotels or, at Keswick Hall, membership in the hotel’s golf club.  The existing for-sale residences of OEH are marketed by its local on-site sales personnel and through third-party real estate agents with listings locally and abroad.

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

OEH benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.  These long-term trends suffered setbacks in recent years due to the global economic downturn, preceded by the shock of terrorist attacks and resulting pubic concerns about travel safety, regional conflicts in Iraq, Afghanistan and other parts of the world, and the threatened SARS and swine flu epidemics.  Management believes, however, that the public’s confidence in international travel and demand for luxury hotel and tourist products will be sustained over the long term.

Commencing in 2008 and through 2009, OEH implemented a series of initiatives geared to position OEH to navigate the financial market disruption and impending economic downturn.  These included reduction in fixed and variable overheads, reduction in maintenance capital expenditures to a short term target of 2% of revenue, suspension of certain development projects, improved management of working capital, and suspension of cash dividends on the class A common shares.  OEH expects a large part of the savings in fixed and variable overheads will continue as the economic climate recovers.

During 2010, management continued to implement a strategy to reduce OEH’s long-term debt position.  A number of non-core assets not considered key to OEH’s portfolio of unique, individual and high valued properties were identified, and management undertook to sell these non-core assets in a measured timescale with the primary purpose of de-leveraging OEH’s balance sheet.  So far, OEH has sold Lapa Palace in Lisbon, Windsor Court in New Orleans, Lilianfels Blue Mountains in Australia, and La Cabana restaurant in Buenos Aires, and has removed the debt related to these properties from its balance sheet. OEH is currently in negotiation to complete the sale of Hôtel de la Cité for €9,000,000 ($12,074,000) which is a debt-free property. See Note 2 to the Financial Statements. At the same time, OEH has reduced its remaining long-term debt through refinancing and partial repayment, although new debt was incurred in January 2010 when Grand Hotel Timeo and Villa Sant’Andrea were purchased.  In addition, OEH’s debt-free developments of residential real estate described under “Property Development” above are being progressively sold over the medium term, and are expected to generate significant net cash proceeds which can also be used to repay corporate debt.  See Item 7—Management Discussion and Analysis.

OEH management plans to grow the business in the long term by:

•                                increasing RevPAR and other earnings at its established properties and recent acquisitions,

•                                expanding existing hotels where land or space is available and potential investment returns are relatively high,

•                                developing vacant land as residences for sale,

•                                increasing the utilization of its tourist trains and cruises to add trips,

•                                acquiring additional distinctive luxury properties throughout the world that have attractive potential investment returns, and

•                                entering into contracts to manage hotels that meet OEH’s selection criteria.

Factors in OEH’s evaluation of a potential acquisition or management opportunity include the uniqueness and deluxe nature of the property, attractions and experiences for guests in the vicinity, acceptability of financial returns, upside potential through pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.  Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are low.

OEH plans to continue owning or part-owning and managing most of its properties, which allows OEH to develop their distinctive local character and to benefit from current cash flow and potential future gains on sale.  Self-management or management with equity interest has enabled OEH to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with price changes, expansions and renovations to improve cash flow and enhance asset values.

Commencing in 2011 upon the recruitment of Roy Paul as Vice President and Chief Development Officer of the Company in February (see Item 10—Directors, Executive Officers and Corporate Governance), OEH also plans to pursue long-term contracts to manage hotels principally on a fee basis where OEH may have only a small or no ownership interest.  These hotels would otherwise meet OEH’s selection criteria.  Management contracts may facilitate OEH’s entry into new markets, such as gateway cities like London, Paris and Rome in Europe, and would expand awareness of the “Orient-Express” brand and allow OEH to conserve investment capital.  As owner of many unique and deluxe properties that OEH operates itself, OEH believes it is well positioned to manage comparable hotels for others.

Many of OEH’s individual properties, such as the Hotel Cipriani, Copacabana Palace and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travelers will choose an individually styled property in preference to a chain brand.  OEH promotes its properties together through the “Orient-Express” name which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

Commencing in 2009, OEH initiated a brand strategy expected to increase the visibility of the “Orient-Express” brand globally throughout OEH’s business segments and product offerings.  This strategy is intended to position OEH as a collection of deluxe travel and hospitality experiences, each of which is individually branded and focused on authentic local product and service.  Management is hopeful that this brand strategy will provide OEH with public relations and commercial advantages, increase efficiencies and the effectiveness of the OEH portfolio, grow revenue and repeat business from customers, and be attractive to property owners and potential joint venture partners.

As indicated above under “Property Development”, OEH is continuing its deluxe for-sale residential development activities.  Management anticipates future profits both from sales of land and completed units and, in certain cases, from ongoing management for the owners as integral parts of the adjacent hotels. OEH’s future strategy is to develop only residences that have been substantially pre-sold.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (prioritizing strategic travel agents and tour operators and electronic channels such as the Internet), cross-selling to customers, and public relations.  OEH has a corporate-wide sales force of about 90 persons in 12 locations.  These include key account sales offices in New York, Sao Paulo, Mexico City, London, Paris, Cologne, Milan, Madrid, Moscow, Tokyo and Singapore.  OEH also has local sales representatives responsible for the hotels where they are based.

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

Websites and e-marketing are important direct sales and marketing tools for OEH.  Through its principal website (www.orient-express.com) and the websites of the individual properties, OEH provides extensive descriptions and images of the properties and guest activities in English and other languages.  Direct online booking capability is provided as well as affiliate programs for online partners.  OEH operates other Internet travel portals that direct customers to OEH’s properties, and works with other selected electronic distribution channels.

Because repeat customers appreciate the consistent quality of OEH’s hotels, restaurants, trains and cruises, an important part of OEH’s strategy is to promote OEH properties through various cross-selling efforts.  These include the in-house “Orient-Express Traveller” directory, enhanced customer relations management systems, worldwide preferred travel agent programs, and direct communications with customers. In addition, OEH sells luxury souvenir goods branded with the names of its travel products.

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of OEH’s properties, guests are more likely to hear about OEH’s hotels and other travel products through word-of-mouth or published articles than through general advertising.  OEH has an in-house public relations office in London and representatives in 14 countries worldwide, including third-party public relations firms under contract, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Corporate Social Responsibility

OEH is a member of the International Tourism Partnership and pursues responsible business practices furthering the sustainability of tourism by seeking to minimize the negative impact on the environment and to increase contributions to conservation, cultural heritage preservation and local community development.  OEH’s activity in this area has included the following examples:

•                                         In Russia, Grand Hotel Europe has established its own charitable foundation to help underprivileged children and youth, working closely with local orphanages and organizations to identify those in need.

•                                         In Botswana, OEH’s game-viewing lodges support the Endangered Wildlife Trust, a Southern Africa NGO.  Staff participates in various programs such as protection of the wattled crane, an endangered species, in the Moremi Wildlife Reserve.

•                                         In Mexico, Maroma Resort and Spa acts to preserve the environment.  Staff members volunteer to clean Maroma’s surrounding beach areas.  The landscaping of the resort and its environs is maintained in a jungle-like state to create a habitat for wildlife.  Educational walks are provided for guests to learn about the biodiversity of the hotel’s site.

•                                         In Peru, Machu Picchu Sanctuary Lodge has established an agriculture school on its own land so persons from poor neighboring communities can learn to grow and produce vegetables and herbs.  The hotel provides seeds to use on their own land and then buys their produce, both to provide a source of income for local people and to reduce the carbon footprint by avoiding the need to transport from other parts of the country.

•                                         In Italy, Venice Simplon-Orient-Express and Hotel Cipriani have long been associated with the Venice in Peril charity supporting projects to maintain the city’s threatened heritage, including work on an 18th century screen housed in the Oriental Museum of Venice.

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

Competition

Some of OEH’s properties are located in areas with numerous competitors, many of which have greater resources than OEH.  Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property and services offered, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and reputation and name recognition.

OEH’s strategy is to acquire or manage only hotels which have special locations and distinctive character.  Many are in areas with unique local history or high entry barriers because of zoning restrictions.  OEH builds its competitive advantage by offering high quality service and cuisine, usually with a local flavor.  Typically, therefore, OEH competes by providing a special combination of location, character, cuisine, service and experiential activities rather than relying on price competition.

OEH’s luxury tourist trains have no direct competitors.  Other passenger trains operate on the same or similar routes, including the Cuzco-Machu Picchu line of Peru Rail, but management believes OEH’s trains and onboard service are unique and of such superior quality that guests consider an OEH train journey more of a luxury experience and an end in itself than merely a means of transport.

Employees

OEH currently employs about 8,400 full-time-equivalent persons, about 1,900 of whom are represented by labor unions.  Approximately 6,700 persons are employed in the hotels and restaurants, 1,400 in the trains and cruises business, and 300 in central administration, sales and marketing and other activities.  Management believes that OEH’s ongoing labor relations are satisfactory.

Government Regulation

OEH and its properties are subject to numerous laws and government regulations such as those relating to the preparation and sale of food and beverages, liquor service, health and safety of premises and employees, employee relationships, environmental matters, waste and hazardous substance handling and disposal, and planning and zoning rules. Management believes that OEH is in compliance in all material respects with relevant laws and regulations with respect to its business.

ITEM 1A.       Risk Factors

OEH’s business is subject to various risks, including those described below.  Investors should carefully consider the “Risk Factors” below.  These are separated into three general groups:

•                                risks of OEH’s business,

•                                risks relating to OEH’s financial condition and results of operations, and

•                                risks of investing in class A common shares.

The risks described below are only those that management considers to be the most significant.  There may be additional risks that management currently regards as less material or that are not presently known.

If any of these risks occurs, OEH’s business, prospects, financial condition, results of operations or cash flows could be materially adversely affected.  When OEH states below that a risk may have a material adverse effect, this means the risk may have one or more of these effects. In that case, the market price of the class A common shares could decline.

This report also contains forward-looking statements that involve risks and uncertainties.  See “Forward-Looking Statements” above.  OEH’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

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

•                                dependence on varying levels of tourism, business travel and corporate entertainment,

•                                changes in popular travel patterns,

•                                competition from other hotels and leisure time activities,

•                                periodic local oversupply of guest accommodation, which may adversely affect occupancy and actual rates achieved,

•                                increases in operating costs at OEH’s properties due to inflation and other factors which may not be offset by increased revenues, and changes in costs of materials,

•                                regional and local economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•                                expropriation or nationalization of properties by foreign governments, and limitations on repatriation of local earnings,

•                                foreign exchange rate movements impacting OEH’s revenues and costs and impacting demand for OEH’s non-U.S. properties due to weakening of the U.S. dollar,

•                                adverse weather conditions  such as severe storms or destructive forces like fire or flooding that sometimes result in closure of properties,

•                                reduction in domestic or international travel and demand for OEH’s properties due to actual or threatened acts of terrorism or war, or the outbreak of contagious disease, and heightened travel security measures instituted in response to these events,

•                                travel-related accidents or industrial action, increased transportation and fuel costs, and natural disasters interfering with travel, and

•                                seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

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

The weakened economies of North America, Europe and other regions in 2008-2009 and the simultaneous disruption of financial markets resulted in RevPAR declines at most of OEH’s properties and in shorter lead times for reservations due to customers’ economic uncertainty.  As a result, OEH’s ability to forecast operating results and cash flows has been reduced.  These factors also affected OEH’s liquidity outlook.  See “Risks Relating to OEH’s Financial Condition and Results of Operations’ below.

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

Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which OEH operates.  For example, new passenger rail services have recently started to operate on the Cuzco-Machu Picchu line of Peru Rail for the first time in direct competition, which has had some impact on Peru Rail’s profitability. As another example, largely because of new hotel competition in Bora Bora as well as high cost structures, OEH decided in late 2007 to dispose of Bora Bora Lagoon Resort.

OEH competes for hotel and restaurant acquisition and management opportunities with others who may have greater financial resources.  These competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage.  This competition may have the effect of reducing the number of suitable investment and management opportunities offered to OEH and increasing its acquisition costs or reducing OEH’s operating margins because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, development and construction, and environmental matters, and compliance with these laws could reduce profitability of properties that OEH owns or manages.

OEH and its various properties are subject to numerous laws and government regulations, including those relating to the preparation and sale of food and beverages, liquor service, and health and safety of premises.  The properties are also subject to laws governing OEH’s relationship with employees in such areas as minimum wage and maximum working hours, overtime, working conditions, health and safety, hiring and firing employees and work permits.

The success of expanding existing properties depends upon obtaining necessary building permits, approvals or zoning variances from local authorities.  Failure to obtain or delay in obtaining these permits could adversely affect OEH’s strategy of increasing revenues and earnings through expansion of existing properties.

OEH is also subject to U.S. and foreign laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant potential environmental liabilities, even in situations where the environmental problem or violation occurred on a property before OEH acquired it or without OEH’s knowledge.  Environmental laws may also impose liability for improper handling or disposal of hazardous substances or improper management of certain hazardous material which might be present at OEH properties, such as asbestos or lead-based paint.  OEH’s trains and cruises must comply with environmental regulation of air emissions, wastewater discharges and fueling.

Existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality, hazardous substances, wastes, or other environmental and health concerns may be adopted or become applicable to OEH.

Although OEH does not currently anticipate that the costs of complying with environmental laws will materially adversely affect its businesses, OEH cannot assure that it will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials, or a change in environmental laws.

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

Management intends to increase OEH’s revenues and earnings in the long term through acquisition of new properties and expansion of existing properties.  The ability to pursue new growth opportunities successfully will depend on management’s ability to:

•                                identify properties suitable for acquisition and expansion,

•                                negotiate purchases or construction on commercially reasonable terms or the management contracts of properties OEH does not own or in which it has only a non-controlling interest,

•                                obtain the necessary financing and government permits or approvals,

•                                build on schedule and with minimum disruption to guests, and

•                                integrate new properties into OEH’s operations.

Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those encountered in OEH’s existing locations.  OEH can give you no assurance that management will succeed in this growth strategy, particularly in the face of the current global economic uncertainty.

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

•                                inclement weather,

•                                labor or material shortages,

•                                work stoppages,

•                                availability of equity funding, construction finance and mortgage loans,

•                                environmental conditions such as the presence of hazardous substances, protected species, wetlands or other natural conditions,

•                                weak economic conditions before, during or after development,

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

The acquisition, expansion and development of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade those properties, are capital intensive.  The availability of future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of financing terms on offer.  OEH can give no assurance that future borrowings or capital raising will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs. Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings may require restrictive covenants that would limit OEH’s flexibility in operating its business.  See also “Risks Relating to OEH’s Financial Condition and Results of Operations” below.

OEH’s operations may be adversely affected by extreme weather conditions and the impact of natural disasters, and insurance may not fully cover these and other risks.

OEH operates properties in a variety of locales, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues are dependent on the revenues of individual properties, extreme weather conditions from time to time can have a major adverse impact upon individual properties or particular regions.  For example, hurricanes in August and October 2005 caused damage to Maroma Resort and Spa on Mexico’s Yucatan Peninsula and OEH’s then-owned Windsor Court Hotel in New Orleans, resulting in temporary closure of the hotels for repairs.  Similarly, flooding due to heavy rains in the Machu Picchu region of Peru in January 2010 resulted in closure of parts of the Cuzco-Machu Picchu line of Peru Rail until June 2010 while the damaged track was repaired.

Furthermore, depending on the location and configuration of certain OEH properties, such as along coasts, lagoons or rivers, they may be subject to possible adverse consequences of global climate change, including high water  or increased extreme weather patterns.

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

•                                claims and disputes between OEH and other contracting parties resulting in delay, monetary loss or project termination,

•                                government restrictions on the nature or size of a project or timing of completion, or on the ownership of completed units such as by foreign nationals,

•                                changes in market conditions for residences, such as credit availability and pricing terms, or oversupply that may affect OEH’s ability to sell residential units at a profit or at price levels originally anticipated, and

•                                discovery or identification of environmental conditions could require unanticipated studies, cleanups, approvals, increased costs, time delays or even project termination.

Occurrence of any of these risks could adversely affect the profitability of planned expansions and new developments.

OEH’s owned hotels and restaurants are subject to risks generally incidental to the ownership and operation of commercial real estate and often beyond its control.

These include:

•                                fluctuating values of commercial real estate as an investment, and potential value impairments due to operating performance falling short of expectation or other triggering events,

•                                changes in national, regional and local economic and political conditions,

•                                changes in interest rates and the availability, cost and terms of financing,

•                                the impact of present or future government legislation and regulation (including environmental laws),

•                                the ongoing need for capital improvements to maintain or upgrade properties,

•                                potential discovery of environmental conditions associated with prior or present operations on site or nearby, and proper management and disposal of wastes and hazardous substances,

•                                changes in property taxes and operating expenses,

•                                the potential for uninsured or underinsured losses, and

•                                limited ability to reduce the relatively high fixed costs of operating owned commercial real estate if revenue declines.

OEH has undertaken a program to sell owned properties that are non-core to its business, as well as continue selling its developed for-sale residential real estate.  In an unfavorable commercial real estate market, OEH may be unable to sell properties at values it is seeking, particularly during the current economic downturn and weakness in credit markets, or sell them at the pace OEH has planned. For example, during 2010, OEH determined that the fair value of real estate held for sale at the Porto Cupecoy development no longer exceeded the carrying value, and recognized a non-cash impairment charge of $24,616,000 on this development.  In addition, during 2010, OEH recognized a $1,600,000 non-cash impairment charge on the for-sale residential model homes at Keswick Estate based on an offer received and accepted for one of them.  OEH also recognized in 2010 non-cash impairments totaling $12,281,000 to property, plant and equipment and goodwill at other properties.

Loss or infringement of OEH’s brand names could adversely affect its business.

In the competitive hotel and leisure industry in which OEH operates, trade names and trademarks are important in the marketing, promotion and revenue generation of OEH’s properties. OEH has a large number of trade names and trademarks, and expends resources each year on their surveillance, registration and protection. For example, during 2010, OEH settled protracted litigation to defend its “Cipriani” brand in Europe. OEH’s future growth is dependent in part on increasing and developing its brand identities.  The loss, dilution or infringement of any of OEH’s brand identities could have an adverse effect on its business, results of operations and financial condition.

Some OEH properties are geographically concentrated in countries where national economic downturns, political events or other changing local conditions beyond OEH’s control could disproportionately affect OEH’s business.

While OEH’s geographic diversification in 24 countries lessens the dependence of its results of operations on any particular region, OEH owns eight hotels in Italy and one hotel in Peru and its 50/50 joint ventures in Peru operate a further four hotels as well as Peru Rail.  Due to this concentration of properties in these two countries, OEH’s business is more exposed to national events or conditions in Italy and Peru than other countries where OEH operates.

OEH may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations of those joint ventures.

Six of OEH’s hotels and two of its tourist trains are owned by joint venture companies in which OEH has an investment of 50% or less and shares control of at least some aspects of their businesses, such as expenditure for capital improvements.  These joint venture investments of OEH involve risks somewhat different from 100% ownership because OEH’s partners

•                                may be unable to meet their financial obligations to the joint venture,

•                                may have business interests inconsistent with those of OEH or act contrary to OEH’s objectives and policies,

•                               may cause properties to incur unplanned liabilities, or

•                                may take actions binding on the joint venture without OEH’s consent or that otherwise impair OEH’s operation of the business.

If any of these possibilities occurs, OEH’s operations could be adversely affected because it may have limited ability to rectify resulting problems within the joint venture and even to dispose of its joint venture investment.  Disputes with joint venture partners may result in litigation costly to OEH.

Risks Relating to OEH’s Financial Condition

and Results of Operations

The global economic downturn and disruption in the financial markets have adversely affected OEH’s financial condition and results of operations and could do so in the future.

Financial markets in the United States, Europe and Asia experienced significant disruption in 2008 and 2009, including volatility in securities prices and diminished liquidity and credit availability.  Furthermore, the economic slowdown in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spend on travel, hotels, dining and entertainment.  OEH has experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for OEH’s hotels and other travel products.  Largely as a result, OEH’s consolidated revenue of $494,676,000 and earnings from continuing operations of $6,400,000 in 2008 declined to $450,910,000 and a loss of $20,124,000 in 2009.  Although there was an improvement in revenue in 2010 to $571,942,000, OEH incurred a loss of $63,049,000 due mainly to higher costs and impairments.

OEH cannot predict the duration or severity of the general economic downturn.  While the global economy improved in 2010, if adverse general economic conditions recur, OEH’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition, including OEH’s ability to comply with financial covenants in its loan facilities, could be adversely impacted.

The financial uncertainty and economic weakening identified in the previous Risk Factor could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to raise additional funds for its cash requirements for working capital, commitments and debt service.

During the 12 months ending December 31, 2011, OEH will have approximately $126,000,000 of scheduled debt repayments including working capital and capital lease payments. This includes approximately $59,000,000 of debt falling due in 2011 which OEH is in negotiation to refinance. In 2012, OEH will have approximately $121,000,000 of scheduled debt repayments including capital lease payments.

Additionally, OEH’s capital commitments at December 31, 2010 amounted to $43,658,000, including $37,500,000 related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library, although $29,000,000 of this amount would not be paid if by June 2011 OEH elects not to complete this purchase.  OEH is currently seeking co-investors in this development project or, subject to the Library’s consent, to assign the purchase and development agreements to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  In the event OEH is unable to find a co-investor or to assign the agreements and OEH elects not to complete the purchase, OEH would be required to write off its remaining investment totaling approximately $22,912,000 at December 31, 2010 including capitalized costs and associated fees.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate. During 2010, for example, OEH refinanced bank loans having total principal amounts outstanding of $374,400,000 (at December 31, 2010 exchange rates) and publicly offered and sold in the United States new class A common shares of the Company raising total net proceeds of $248,052,000.  See “Liquidity” in Item 7—Management Discussion and Analysis.

However, OEH can give no assurance that, in the current economic and financial environment, additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that OEH will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, or that other cash-saving steps management may take to enhance OEH’s liquidity and capital position will bridge any shortfall.  If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in OEH’s financing agreements could be breached or could limit management’s discretion in operating OEH’s businesses, causing OEH to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH has 19 loan facilities with commercial banks. There are five facilities which have outstanding principal amounts in excess of $50,000,000 and eight with outstanding principal amounts greater than $10,000,000 but less than $50,000,000, and the remainder has less than

$10,000,000 outstanding per facility.  Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants.  Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on OEH’s performance on a consolidated basis.  The covenants include a quarterly interest coverage test and a quarterly net worth test.

If OEH fails to comply with the restrictions in present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt which contain cross-default provisions.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

At December 31, 2010, OEH was in compliance with all financial covenants applicable to the Company and its consolidated subsidiaries.  Two unconsolidated joint venture companies, however, have been out of compliance as follows:

•                 the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at December 31, 2010 with financial covenants in a loan facility of the joint venture amounting to $22,946,000.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture; and

•                 the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance during 2010 with loan-to-value and debt-service-coverage ratios in its first mortgage loan facility amounting to $96,861,000.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they provided separate partial guarantees of $10,062,000 each as of December 31, 2010 to obtain a waiver from the lender at least until March 1, 2011.  Discussions continue with the lender how to bring the hotel permanently into compliance.

OEH recognizes that in the current economic environment there is a risk that a property-specific loan covenant could be breached.  In order to minimize this risk, OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Often obtaining such an amendment or waiver results in an increase in the borrowing costs.  If a covenant breach occurred in a material loan facility and OEH was unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured, OEH’s liquidity would be adversely affected.

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25,000,000.

OEH can give no assurance that its loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

OEH’s substantial indebtedness could adversely affect its financial health.

OEH has a large amount of debt in its capital structure and may incur additional debt from time to time.  As of December 31, 2010, OEH’s consolidated long-term indebtedness was $636,141,000 (including the current portion). Long-term indebtedness of OEH’s consolidated variable interest entities was $92,304,000. This substantial indebtedness could:

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

OEH must also repay or refinance its indebtedness in the future.  Although OEH may seek to refinance its indebtedness, OEH may be unable to obtain refinancing on satisfactory terms.  OEH’s failure to repay indebtedness when due may result in a default under that indebtedness and cause cross-defaults under other OEH indebtedness. See Item 7—Liquidity and Capital Resources for current developments.

Increases in prevailing interest rates may increase OEH’s interest payment obligations.

After taking into account OEH’s fixed interest rate swaps, approximately 46% of OEH’s consolidated long-term debt at December 31, 2010 accrued interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but OEH can give no assurance that those hedges will lessen the impact on OEH of rising interest rates.

Fluctuations in foreign currency exchange rates may have a material adverse effect on OEH’s financial statements.

Substantial portions of OEH’s revenue and expenses are denominated in non-U.S. currencies such as European euros, British pounds sterling, Russian rubles, South African rand, Australian dollars, Peruvian nuevos soles, Botswana pula, Brazilian reals, Mexican pesos and various Southeast Asian currencies.  In addition, OEH buys assets and incurs liabilities in these foreign currencies.  Foreign exchange rate fluctuations may have a material adverse effect on OEH’s financial statements.

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

Under the law of Bermuda where the Company is incorporated, it may not pay dividends or make other distributions on the class A and B common shares if there are reasonable grounds for believing that Company is, or after the payment would be, unable to pay its liabilities as they become due, or if the realizable value of OEH’s assets is less than the aggregate of its liabilities, issued share capital and “share premium accounts” (share premium is defined as the amount of shareholders’ equity over and above the aggregate par value of issued shares).  OEH can give no assurance that the Company will not be restricted by Bermuda law from paying dividends.

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

As an example of these estimates and judgments, in accordance with the ASC 350-30 “Intangibles-Goodwill and Other”, OEH evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable.  OEH’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  OEH cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, it may be required to record a further charge in a future statement of operations for goodwill impairment losses, in addition to the impairment charges on continuing operations of $5,895,000 in 2010, $6,500,000 in 2009 and $5,551,000 in 2008.

Risks of Investing in Class A Common Shares

The Company is not restricted from issuing additional class A or B common shares, and any sales could negatively affect the trading price and book value of the class A common shares outstanding.

Subject to increasing its present authorized class A common share capital, the Company may in its discretion sell newly issued class A or B common shares from time to time in the future.    There can be no assurance that the Company will not make significant sales of class A or B common shares in public offerings or private placements to raise capital, for funding future acquisitions, in employee equity compensation programs or for other corporate purposes.  Any sales could materially and adversely affect the trading price of the class A common shares outstanding or result in dilution of the ownership interests of existing shareholders.

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

If investors purchase class A common shares in an offering by the Company, they may incur immediate and substantial dilution representing the difference between OEH’s net tangible book value and the as-adjusted net tangible book value per share after giving effect to the offering price.  The Company may also in the future issue additional class A shares in connection with compensation of OEH’s management, future acquisitions, future public offerings or private placements of class A common shares for capital raising purposes or for other business purposes, all of which may result in the dilution of the ownership interests of holders of outstanding class A common shares.  Issuance of additional class A common shares may also create downward pressure on the trading price of outstanding class A common shares that may in turn require the Company to issue additional shares to raise funds through sales of its securities.  This may further dilute the ownership interests of holders of outstanding class A common shares.

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

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 64% of the combined voting power of class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A common shares representing an additional 0.3% of combined voting power.  In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A common shares having one-tenth of one vote per share and holders of class B common shares having one vote per share.  Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A common shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

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

Certain institutional shareholders representing two hedge fund groups have challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares.  Those resolutions were rejected at the October 10, 2008 special general meeting of shareholders of the Company by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme

Court of Bermuda on January 12, 2009  seeking similar and related relief.  On June 1, 2010, the Court ruled that the Company’s share voting structure is not unlawful and struck out the petition in its entirety.  See Item 3—Legal Proceedings.

The corporate governance structure of the Company, with dual class A and B common shares and ownership and voting of the class B shares by Holdings, has been analyzed by legal counsel, and the Company’s board of directors and management believe that the structure is valid under Bermuda law.  The judgment of the Bermuda Supreme Court on June 1, 2010 confirms this belief.  The structure enables OEH to oppose any proposals that are contrary to the best interests of the Company and its shareholders, including coercive or unfair offers to acquire the Company, and thus preserve the value of OEH for all shareholders.  The structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the class A common shares.

However, new litigation against the Company involving its corporate governance structure or other future challenges may occur, the outcome of which may be uncertain.  Furthermore, new litigation or future challenges may cause the Company to incur additional costs, such as legal expenses, to defend its corporate governance structure and these costs may be substantial in amount.

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

ITEM 1B.         Unresolved Staff Comments

None.

ITEM 2.            Properties

OEH owns 35 hotels worldwide (including nine under long-term lease), four European tourist trains, its Burmese cruise ship and five small French canal boats, and one stand-alone restaurant in the United States, and owns interests of 50% or less in six hotels in Peru, Spain and the U.S.(including three under long-term lease), its Southeast Asian tourist train and Peru Rail, all as described in Item 1—Business above.  OEH is currently in negotiation to sell one owned hotel. The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise businesses are occupied under operating leases.

ITEM 3.       Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business and as described below, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Corporate Governance Structure

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently owns all outstanding 18,044,478 class B common shares of the Company and may vote those shares under Bermuda law, which represent about 64% of the combined voting power of the class A and B common shares for most matters submitted to a vote of the Company’s shareholders.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As previously reported, in January 12, 2009, the hedge funds D.E. Shaw Oculus Portfolios LLC, D.E. Shaw Valence Portfolios LLC and CR Intrinsic Investments LLC owning class A common shares filed a petition in the Supreme Court of Bermuda.  The petition (as amended) alleged, among other things, (i) that the Company had acted unlawfully by holding and voting, directly or indirectly, its own shares, (ii) that the Company’s board of directors had exercised its fiduciary powers for an improper purpose with respect to the holding and voting of class B common shares of the Company, (iii) that the Company’s board of directors had breached its fiduciary duties to the Company and failed to act in good faith and in the best interests of the Company and (iv) that the Company’s affairs had been conducted in a manner oppressive or prejudicial to the interests of the holders of the class A common shares of the Company.

The named respondents in the petition were (i) the Company, (ii) Holdings and (iii) the individual members of the Company’s current board of directors (other than Mitchell C. Hochberg).

The petition did not seek damages but sought, among other relief, (i) a declaration that it is unlawful for the Company, directly or indirectly, to hold or vote the class B common shares, (ii) a declaration that the board of directors acted for an improper purpose by holding or voting the class B common shares, (iii) an amendment to the bye-laws of the Company that would have the effect of treating the class B common shares as treasury shares with no voting rights, (iv) an order requiring the cancellation of all of the class B common shares, (v) an order restraining Holdings from exercising its voting rights in respect of the class B common shares and (vi) an order authorizing the petitioners to bring proceedings in the name of the Company to have the class B common shares cancelled and/or to prevent Holdings from exercising voting rights in respect of the class B common shares.

The Company, Holdings and the other respondents filed points of defense to the petition on May 11, 2009.  After the petitioners filed points of reply on June 11, 2009 to the points of defense, the petitioners and the respondents filed with the Court on July 10 and 17, 2009 separate summonses seeking, among other matters, a trial on preliminary issues relating to the legality of the holding of class B common shares in the Company by Holdings.  The respondents also filed a summons seeking to strike out (dismiss) the petition.  A procedural hearing before the Court was held on September 16, 2009, and a further hearing on the substance of the summonses was held on April 26 through May 7, 2010.

On June 1, 2010, the Chief Justice of the Bermuda Supreme Court delivered a judgment on the hedge funds’ petition, in which he concluded it is lawful for Holdings to hold and exercise voting rights in respect of class B shares in the Company held by Holdings, and he struck out the petition in its entirety.  The Court also awarded the respondents their defense costs incurred in the proceedings.

The foregoing description of the Court’s judgment does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.1 to its Current Report on Form 8-K dated June 1, 2010 on the front cover and is incorporated herein by reference.

One of the hedge fund groups (D.E. Shaw Oculus Porfolios LLC and D.E. Shaw Valence Portfolios LLC) filed an appeal of this judgment to the Court of Appeal for Bermuda.  On November 4, 2010, the parties agreed to settle the case.  The petitioners reimbursed the respondents an agreed amount of their costs and withdrew the appeal, and the respondents agreed to that withdrawal.

The corporate governance structure of the Company, with dual class A and class B common shares and ownership and voting of the class B shares by Holdings, has been analyzed by legal counsel, and the Company’s board of directors and management believe that the structure is valid under Bermuda law.  The judgment of the Bermuda Supreme Court on June 1, 2010 confirms this belief.  The structure enables the Company to oppose any proposals that are contrary to the best interests of the Company and its shareholders, including coercive or unfair offers to acquire the Company, and thus preserve the value of OEH for all shareholders.  The structure has been in place since the Company’s initial public offering in 2000, and has been consistently described in the Company’s public filings and disclosed to investors considering buying the Company’s class A common shares.

ITEM 4.       [Removed and Reserved]

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the class B common shares of the Company are owned by a subsidiary of the Company and not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a class A common share in 2010 and 2009 as reported for New York Stock Exchange composite transactions:

	2010		2009
	High	Low	High	Low

First quarter	$14.31	$9.71	$9.45	$2.64
Second quarter	15.54	7.35	9.05	4.01
Third quarter	11.60	6.80	12.98	6.67
Fourth quarter	13.10	10.56	11.43	7.63

The Company paid no cash dividends in 2010 and 2009.

The Islands of Bermuda where the Company is incorporated have no applicable government laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the class A and B common shares of the Company or which subject United States holders to taxes.

At February 18, 2011, the number of record holders of the class A common shares of the Company was approximately 70.

During 2010, the Company made no offering of its class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2010, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(d) and (e) of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 6.       Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	2010 $’000	2009 $’000	2008 $’000	2007 $’000	2006 $’000

Revenue	571,942	450,910	494,676	520,870	424,925

Impairments (1)	(38,497)	(6,500)	(28,543)	—	—

Gain on disposal of fixed assets (2)	—	1,385	—	2,312	6,619

Earnings from unconsolidated companies, net of tax	2,258	4,183	16,771	16,425	11,970

Net (loss)/earnings from continuing operations	(63,049)	(20,124)	6,400	52,947	36,495

Earnings/(loss) from discontinued operations, net of tax (3)	469	(48,613)	(32,754)	(19,092)	3,860

Net (loss)/earnings	(62,580)	(68,737)	(26,354)	33,855	40,355

Net loss attributable to non-controlling interests	(179)	(60)	(197)	(213)	(588)

Net loss attributable to Orient-Express Hotels Ltd.	(62,759)	(68,797)	(26,551)	(33,642)	(39,767)

	$	$	$	$	$

Basic (loss)/earnings per share:
Net (loss)/earnings from continuing operations	(0.69)	(0.30)	0.15	1.25	0.90
Net earnings/(loss) from discontinued operations	0.01	(0.71)	(0.76)	(0.45)	0.09

Net (loss)/ earnings	(0.68)	(1.01)	(0.61)	0.80	0.99

Diluted (loss)/earnings per share:
Net (loss)/earnings from continuing operations	(0.69)	(0.30)	0.15	1.24	0.89
Net earnings/(loss) from discontinued operations	0.01	(0.71)	(0.76)	(0.45)	0.09

Net (loss)/earnings	(0.68)	(1.01)	(0.61)	0.79	0.98

Dividends per share	—	—	0.10	0.10	0.10

	2010 $’000	2009 $’000	2008 $’000	2007 $’000	2006 $’000

Total assets	2,137,714	2,072,690	2,068,796	1,988,437	1,751,663

Long-term obligations	728,445	811,734	791,793	714,837	597,566

Shareholders’ equity	1,070,945	878,709	782,598	846,777	805,114

(1)       The impairments in 2008 consisted of impairment of goodwill at Le Manoir aux Quat’Saisons and Keswick Hall of $5,551,000, and impairment of the equity investment in Hotel Ritz in Madrid of $22,992,000. The impairments in 2009 consisted of impairment of goodwill at Miraflores Park Hotel, Casa de Sierra Nevada and Observatory Hotel amounting to $6,500,000. The impairments in 2010 consisted of impairment of real estate assets at Keswick Estate and Porto Cupecoy of $26,216,000, impairment of property, plant and equipment related to the New York hotel project of $6,386,000 and impairment of goodwill at La Samanna and Napasai of $5,895,000.

(2)       The gain in 2006 related to the sale of the investment in Harry’s Bar.  The gain in 2007 related to the gain on the settlement of insurance proceeds for hurricane-damaged assets at Maroma Resort and Spa.  The 2009 gain is related to settlement of insurance proceeds for cyclone-damaged assets on the Road to Mandalay ship.

(3)       The results of Lapa Palace Hotel, Windsor Court Hotel, Lilianfels Blue Mountains, Bora Bora Lagoon Resort, Hôtel de la Cité, La Cabana, O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. have been presented as discontinued operations for all periods presented.  Included in the loss from discontinued operations are goodwill, other intangible asset and fixed asset impairment losses of $5,754,000 in 2010, $43,695,000 in 2009, $15,616,000 in 2008 and $13,992,000 in 2007, gain on sales of Lapa Palace Hotel and Windsor Court Hotel in 2009 of $3,737,000, insurance loss at Windsor Court Hotel in 2009 of $2,883,000 and an insurance gain at Bora Bora Lagoon Resort in 2010 of $5,750,000, partly offset by restructuring costs of $2,187,000.

See notes to consolidated financial statements (Item 8).

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes references to non-GAAP financial measures as defined in Regulation G of the SEC.  OEH presents these measures because it believes they are of interest to the investment community by providing additional meaningful methods of evaluating certain aspects of OEH’s operating performance from period to period that may not otherwise be apparent on the basis of U.S. GAAP.  These financial measures should be viewed in addition to, and not in lieu of, OEH’s consolidated financial statements for the fiscal years presented in this report.

Introduction

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development.  Hotels in 2010 consisted of 41 deluxe hotels, 36 of which were wholly or majority owned or owned by a consolidated variable interest entity. Of the 36 owned hotels, two were purchased in 2010 and, as noted below, two were held for sale at December 31, 2010 and were accounted for as discontinued operations.  The other 34 owned hotels are referred to in this discussion as “owned hotels” of which 12 were located in Europe, seven in North America and 15 in the rest of the world.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.  This excludes Charleston Place Hotel since 2008 because OEH has consolidated this hotel into its financial statements effective December 31, 2008.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The two hotels held for sale at December 31, 2010 were Bora Bora Lagoon Resort in French Polynesia and Hôtel de la Cité in Carcassonne, France.  In addition, during 2009 OEH sold or contracted to sell Lapa Palace Hotel in Lisbon, Portugal, Windsor Court Hotel in New Orleans, Louisiana, Lilianfels Blue Mountains in Katoomba, New South Wales, Australia, and La Cabana restaurant in Buenos Aires, Argentina.  None of these properties was considered a long-term fit with OEH’s portfolio and strategy.  Accordingly, the results of Bora Bora Lagoon Resort, Hôtel de la Cité, Lapa Palace, Windsor Court Hotel, Lilianfels Blue Mountains, and La Cabana restaurant have been reflected as discontinued operations for all periods presented.

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

OEH’s active real estate projects are in St. Martin, French West Indies, Keswick, Virginia and Koh Samui, Thailand.

In 2010, 78% of OEH’s revenue was derived from the hotels and restaurants segment, 11% from tourist trains and cruises and 11% from real estate.  In the hotels and restaurants segment, 95% of revenue was from owned hotels, 4% from restaurants and 1% from hotel management interests.

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

In 2010, OEH saw same store RevPAR growth of 11% in both U.S. dollars and in local currency. Average occupancy was 56% and ADR was $405.  In 2009, same store RevPAR decreased 23% in U.S. dollars and 19% in local currency. Average occupancy was 50% and ADR was $407.

OEH’s long-term strategy to grow its business includes:

•                                RevPAR growth:  the unique nature of OEH’s individual properties and the avoidance of a chain brand have historically enabled OEH to charge premium rates for rooms;

•                                Expansion of hotels:  the returns on investment by adding new rooms or other facilities to a hotel are high as the incremental operating costs are low;

•                                Acquisitions and management contracts:  OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs, including entering into contracts to manage hotels that meet OEH’s selection criteria;

•                                Trains and cruises: variable utilization can be increased by adding departures; and

•                                Real estate:  OEH owns land near to or surrounding its hotels which it intends to develop over time, on a pre-sold basis, for residential real estate sales.

Revenue and Expenses

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

Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and the cruise ship and canal boats.

When OEH discusses results for a period on a “comparable” or “same store” basis, OEH is considering only the results of hotels owned and operated throughout the periods mentioned and excluding the effect of any acquisitions, dispositions or major refurbishments.

Impact of Foreign Currency Exchange Rate Movements

As reported below in the comparisons of the 2010, 2009 and 2008 financial years under “Results of Operations”, OEH has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars.  Twelve of OEH’s owned hotels in 2010 operated in European euros, two operated in South African rand, one in Australian dollars, one in British pounds sterling, three in Botswana pula, two in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and European euros, respectively.

Except for the specific instances described above, OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of OEH’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

Change of Application of Accounting Policy for Porto Cupecoy

OEH accounts for revenue from its real estate activities in accordance with ASC 360-20-40. Revenue represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale. Until the fourth quarter of 2008, revenue related to the Porto Cupecoy project still under construction had been recognized under the percentage-of-completion method.

ASC 360-20-40 details five separate tests that must be met in order to use the percentage-of-completion method for condominiums still under construction, including a requirement that the aggregate sales proceeds and costs can be reasonably estimated. OEH closely monitored each of the tests and concluded during the fourth quarter of 2008 that, because of the sustained weakening of the European and U.S. economies in particular which resulted in a slowdown in condominium sales compared to prior estimates, the aggregate sales proceeds that the project would generate could no longer be reasonably estimated with sufficient certainty to permit OEH to continue to recognize revenue under the percentage-of-completion method.  Accordingly, OEH reverted to accounting for sales proceeds received at the Porto Cupecoy project as deposits until construction was completed.

Because of this change in the application of OEH’s accounting policy, the cumulative revenue and operating costs recognized by OEH in respect of the Porto Cupecoy project were reversed through the statements of consolidated operations in the fourth quarter of 2008. The change of application of accounting policy in 2008 had no cash effect on OEH. Starting in 2010, OEH began to recognize revenue from Porto Cupecoy as the development was substantially completed and units were being occupied as sales were closed.

Market Capitalization

The Company’s class A common share price increased during 2010 from $10.14 at December 31, 2009 to $12.99 at December 31, 2010, and OEH’s market capitalization increased from $779 million at December 31, 2009 to $1.33 billion at December 31, 2010. Part of this rise in market capitalization also includes the impact of two equity share issuances that occurred in 2010. These prices and market capitalizations were much lower, however, than those prevailing prior to the fourth quarter of 2008.  OEH does not believe that a change in its share price or market capitalization is indicative of any unrecorded impairment in the carrying value of OEH’s assets. OEH’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and OEH management performs impairment tests on all long-lived assets. OEH management believes the aggregate market value of these assets exceeds their carrying value, in part because many of OEH’s assets were acquired many years ago.

Asset and Investment Impairments

OEH regularly compares the carrying value of its fixed assets and goodwill to its own undiscounted and discounted cash flow projections, in order to determine whether any of these assets is impaired.  OEH also periodically obtains third-party valuations of fixed assets to comply with bank loan requirements. The impairments described below had no cash effect on OEH.

At December 31, 2010, OEH completed its annual goodwill impairment review and no impairments were noted. However during the year, OEH has identified and recorded goodwill impairments of $5.9 million within its continuing operations ($5.4 million at La Samanna and $0.5 million at Napasai) considering discounted future cash flows prepared as of the balance sheet date.

In the year ended December 31, 2010, OEH identified a real estate asset impairment charge of $24.6 million in respect of its Porto Cupecoy development project.  OEH determined that the fair value of assets no longer exceeded the carrying value.  The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed.   This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project, a change in the estimate of the project’s estimated costs to complete the entire development and the reclassification of the marina and commercial property units (as these assets were previously held at cost less depreciation).

In addition in 2010, OEH recorded an impairment charge against the carrying value of the two model homes on residential home sites at Keswick Estate, Virginia.  This non-cash impairment charge of $1.6 million resulted from, primarily, a recent offer on one of the two model homes that did not exceed the carrying value of those assets.

OEH is currently seeking co-investors in its New York hotel development project or, subject to consent of the New York Public Library, to assign its purchase and development agreements with the Library relating to this project to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6.4 million at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

Liquidity and Financial Condition

As reported below under “Liquidity and Capital Resources—Liquidity”, OEH has substantial scheduled debt repayments and capital commitments in 2011 and is working to improve its liquidity and capital position.  OEH plans to utilize cash on the balance sheet and from operations, sales of non-core assets and its real estate developments, appropriate debt or equity finance or other funding sources or, if necessary, to reschedule loan repayments and capital commitments.  Also as reported below, OEH was in compliance with the financial covenants in relevant loan facilities that applied to the Company and its consolidated subsidiaries at December 31, 2010.  OEH recognizes that in the current economic climate it is exposed to enhanced risk of a covenant breach during 2011 if weak trading conditions lead to a deterioration of OEH’s results.  OEH expects to take proactive steps with its bankers to resolve prospectively any likely breach.

Results of Operations

OEH’s operating results for the years 2010, 2009 and 2008, expressed as a percentage of revenue, are as follows:

Year ended December 31,	2010%	2009%	2008%
Revenue:
Hotels and restaurants	78	87	88
Tourist trains and cruises	11	13	15
Real estate and property development	11	—	(3)
	100	100	100
Expenses:
Depreciation and amortization	8	9	7
Cost of services	54	49	46
Selling, general and administrative	33	37	36
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	7	1	1
Impairment of equity investment	—	—	5
Net finance costs	5	7	8
Loss before income taxes	(7)	(3)	(3)
Provision for income taxes	(4)	(2)	—
Earnings from unconsolidated companies	—	1	3
Net (loss)/earnings from continuing operations	(11)	(4)	—
Loss from discontinued operations	—	(11)	(5)
Net loss as a percentage of revenue	(11)	(15)	(5)

Starting in 2010, OEH began to recognize revenue from Porto Cupecoy as the development was substantially completed and units were being occupied as sales were closed. As noted above, management had previously determined in the fourth quarter of 2008 that the aggregate sales proceeds that the Porto Cupecoy real estate development project was expected to generate could no longer be reasonably estimated with sufficient certainty to continue accounting for the project using the percentage-of-completion method of accounting.  Accordingly, sales proceeds from the project have been accounted for as deposits beginning in the fourth quarter of 2008.  The cumulative revenue and operating costs recognized by OEH in respect of the project were reversed through the consolidated statements of operations, which resulted in negative real estate revenue for 2008.

Segment net earnings from continuing operations before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”) for the years 2010, 2009 and 2008 are analyzed as follows (dollars in millions):

Year ended December 31,	2010 $	2009 $	2008 $
Segment EBITDA:
Owned Hotels:
Europe	37.4	38.6	60.8
North America	15.0	14.6	9.5
Rest of the world	33.4	25.5	32.2
Hotel management and part-ownership interests	2.2	3.0	23.3
Restaurants	2.5	1.8	3.5
Tourist trains and cruises	17.4	20.6	24.2
Real estate and property development	(5.3)	(3.5)	(6.4)
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(38.5)	(6.5)	(5.6)
Impairment of equity investment	—	—	(23.0)
Gain on sales of fixed assets or investments	—	1.4	—
Central overheads	(26.5)	(25.9)	(31.1)
	37.6	69.6	87.4

The foregoing segment EBITDA reconciles to net loss from continuing operations, as follows (dollars in millions):

Year ended December 31,	2010 $	2009 $	2008 $
Net loss from continuing operations	(63.0)	(20.1)	6.4
Add:
Depreciation and amortization	45.5	40.0	33.9
Interest expense, net	33.8	31.1	46.9
Foreign currency, net	(5.7)	1.0	(5.0)
Provision for income taxes	24.8	13.1	(1.8)
Share of provision for income taxes of unconsolidated companies	2.2	4.5	7.0
	37.6	69.6	87.4

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Operating information for OEH’s owned hotels for the years ended December 31, 2010 and 2009 is as follows:

Year ended December 31,	2010	2009
Average Daily Rate (in dollars)
Europe	637	702
North America	325	342
Rest of the world	331	293
Worldwide	405	407

Rooms Available (in thousands)
Europe	280	257
North America	267	271
Rest of the world	463	448
Worldwide	1,010	976

Rooms Sold (in thousands)
Europe	139	119
North America	171	150
Rest of the world	254	221
Worldwide	564	490

Occupancy (percentage)
Europe	50	46
North America	64	55
Rest of the world	55	49
Worldwide	56	50

RevPAR (in dollars)
Europe	317	325
North America	209	189
Rest of the world	182	145
Worldwide	226	205

			Change %
			Dollars	Local currency
Same Store RevPAR (in dollars)
Europe	317	319	(1)%	2%
North America	208	189	10%	9%
Rest of the world	188	147	28%	22%
Worldwide	227	204	11%	11%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, which is the rooms’ revenue divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations), closed periods or major refurbishments.  The same store data exclude the following operations:

Grand Hotel Timeo	Hotel das Cataratas
Villa Sant’Andrea	Jimbaran Puri Bali
La Residencia	La Residence d’Angkor
Le Manoir aux Quat’Saisons

Overview

The net loss for the year ended December 31, 2010 was $62.8 million ($0.68 per common share) on revenue of $571.9 million, compared with net loss of $68.8 million ($1.01 per common share) on revenue of $450.9 million in the prior year.

OEH’s revenue in the year ended December 31, 2010 experienced growth following the global economic downturn in 2008 and 2009. The net loss in 2010 includes impairment of real estate assets, goodwill, and property, plant and equipment of $38.5 million and earnings from discontinued operations of $0.5 million.  Impairment of goodwill and losses from discontinued operations were $6.5 million and $48.6 million, respectively, in the year ended December 31, 2009.  OEH’s remaining net loss excluding impairments and discontinued operations in the year ended December 31, 2010 was $24.8 million compared with a net loss of $13.7 million in the year ended December 31, 2009.

Revenue

Year ended December 31,	2010 $’000	2009 $’000
Hotels and restaurants
Owned hotels
Europe	169,772	155,830
North America	107,909	100,486
Rest of the world	148,778	116,182
Hotel management/part ownership interests	4,300	4,616
Restaurants	15,809	14,436
	446,568	391,550
Tourist trains and cruises	61,355	57,654
Real estate	64,019	1,706
	571,942	450,910

Total revenue increased by $121.0 million, or 27%, from $450.9 million in 2009 to $571.9 million in 2010.  Hotels and restaurants revenue increased by $55.0 million, or 14%, from $391.6 million in 2009 to $446.6 million in 2010. Revenue from tourist trains and cruises increased by $3.7 million, or 6%, from $57.7 million in 2009 to $61.4 million in 2010.  The increase in revenue is generally due to the growth following the global economic downturn and the negative impact this had on the hotel industry in 2008 and 2009. Real estate revenue increased by $62.3 million, from $1.7 million in 2009 to $64.0 million in 2010 primarily from the recognition of sales of units from Porto Cupecoy.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Year ended December 31,	2010	2009
Average daily rate (in dollars)	637	702
Rooms available (in thousands)	280	257
Rooms sold (in thousands)	139	119
Occupancy (percentage)	50	46
RevPAR (in dollars)	317	325
Same store RevPAR (in dollars)	317	319

Revenue increased by $14.0 million, or 9%, from $155.8 million for the year ended December 31, 2009 to $169.8 million for the year ended December 31, 2010. Excluding the recently acquired hotels in Sicily (Grand Hotel Timeo and Villa Sant’Andrea), revenue increased by $3.0 million, or 2%, compared to the same period in the prior year. Excluding the new Sicilian hotels, the average daily rate fell by 6% from $702 in the year ended December 31, 2009 to $662 in the year ended December 31, 2010. Occupancy, however, increased from 46% in the year ended December 31, 2009 to 50% in the year ended December 31, 2010. On a same store basis, RevPAR in local currency increased by 2% for the year ended December 31, 2010, and decreased by 1% when measured in U.S. dollars.

Exchange rate movements caused revenue to decrease by $4.5 million in the year ended December 31, 2010 compared with the same period in 2009.

North America

Year ended December 31,	2010	2009
Average daily rate (in dollars)	325	342
Rooms available (in thousands)	267	271
Rooms sold (in thousands)	171	150
Occupancy (percentage)	64	55
RevPAR (in dollars)	209	189
Same store RevPAR (in dollars)	208	189

Revenue increased by $7.4 million, or 7%, from $100.5 million in the year ended December 31, 2009 to $107.9 million in the year ended December 31, 2010. The average daily rate decreased by 5% from $342 in the year ended December 31, 2009 to $325 in the year ended December 31, 2010. Occupancy, however, increased from 55% in the year ended December 31, 2009 to 64% in the year ended December 31, 2010. On a same store basis, RevPAR increased from $189 in the year ended December 31, 2009 to $208 for the year ended December 31, 2010. This translated to an increase in local currency of 9% and U.S. dollars of 10%.

Rest of the World

Year ended December 31,	2010	2009
Average daily rate (in dollars)	331	293
Rooms available (in thousands)	463	448
Rooms sold (in thousands)	254	221
Occupancy (percentage)	55	49
RevPAR (in dollars)	182	145
Same store RevPAR (in dollars)	188	147

Revenue increased by $32.6 million, or 28%, from $116.2 million in the year ended December 31, 2010 to $148.8 million in the year ended December 31, 2010.  Exchange rate movements across the region were responsible for $16.1 million of the revenue increase.

Revenue at OEH’s hotels in South America collectively increased by $18.3 million, or 33%, from $55.9 million in the year ended December 31, 2009 to $74.2 million in the year ended December 31, 2010. In the year, Copacabana Palace Hotel had revenue increase of $11.8 million, or 28%, primarily from increases in occupancy, ADR and favorable exchange rate movements. Exchange rate movements in South America were responsible for $8.1 million of the revenue increase.

Revenue at OEH’s six Asian hotels collectively increased by $4.2 million, or 23%, from $18.3 million in the year ended December 31, 2009 to $22.5 million in the year ended December 31, 2010. Exchange rate movements across the region were responsible for $1.6 million of the revenue increase. Same store occupancy for the year increased by 9%, from 47% in the year ended December 31, 2009 to 56% for the year ended December 31, 2010. Same store average daily rate in U.S. dollars increased 3% from $285 in the year ended December 31, 2009 to $294 for the year ended December 31, 2010. This translated into an increase in same store RevPAR in U.S. dollars of $29, or 21% from $135 in the year ended December 31, 2009 to $164 for the year ended December 31, 2010.

Southern Africa revenue increased by $7.4 million, or 24%, from $30.4 million in the year ended December 31, 2009 to $37.8 million in the year ended December 31, 2010. Of the increase in revenue, $4.3 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to U.S. dollars. The revenue increase was largely due to the World Cup tournament which was hosted by South Africa and strong corporate business at The Westcliff hotel. Same store RevPAR in U.S. dollars for the year ended December 31, 2010 increased 32% from $118 to $156 compared to the same period in 2009, and 17% from $133 in the year ended December 31, 2009 to $156 for the year ended December 31, 2010 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $2.7 million, or 24%, to $14.2 million in the year ended December 31, 2010; 75% of this increase, or $2.1 million, was due to the strengthening of the Australian dollar against the U.S. dollar.

Average daily rate for the Rest of the World region on a same store basis in U.S. dollars increased from $300 in the year ended December 31, 2009 to $342 for the year ended December 31, 2010. Same store occupancy also increased from 49% to 55%, which resulted in an increase in RevPAR on a same store basis in U.S. dollars of 28% from $147 in the year ended December 31, 2009 to $188 for the year ended December 31, 2010, and 22% when measured in local currency.

Hotel Management and Part-Ownership Interests:  Revenue decreased by $0.3 million, or 7%, from $4.6 million in the year ended December 31, 2009 to $4.3 million in the year ended December 31, 2010, primarily due to lower management fees from the managed hotels in Peru.

Restaurants:  Revenue increased by $1.4 million, or 10%, from $14.4 million in the year ended December 31, 2009 to $15.8 million in the year ended December 31, 2010, primarily due to an increase in the number of covers being served at `21’ Club.

Trains and Cruises:  Revenue increased by $3.7 million, or 6%, from $57.7 million in the year ended December 31, 2009 to $61.4 million in the year ended December 31, 2010. This increase was primarily due to the Road to Mandalay river cruise ship returning to operation following repairs to damage from a cyclone in Burma in May 2008 when the ship was taken out of service. Road to Mandalay contributed $5.1 million in the year ended December 31, 2010, compared to $1.8 million for the same period in 2009. Management fee revenue from Peru Rail decreased by $1.0 million, or 32%, from $3.1 million in the year ended December 31, 2009 to $2.1 million in the year ended December 31, 2010. This was primarily as a result of the floods in January 2010, which caused damage to the rail tracks and disrupted rail services from the end of January to July 2010. Revenue generated from operations increased by $4.6 million, which was offset by exchange rate movements across the segment of $0.9 million.

Real Estate:  Ninety-five condominiums were delivered to customers at Porto Cupecoy generating revenue of $64.0 million for the year ended December 31, 2010. As at December 31, 2010, 103 units in total were sold, which includes 18 new sales contracts signed in the year, of which three were exchanged for land adjacent to La Samanna. There was no real estate revenue at Keswick Estate, Virginia, or Napasai, Koh Samui, Thailand in the year ended December 31, 2010.  In the year ended December 31, 2009, Napasai sold two villas worth $1.7 million.

Depreciation and amortization

Depreciation and amortization increased by $5.5 million, or 14%, from $40.0 million in the year ended December 31, 2009 to $45.5 million in the year ended December 31, 2010. The increase in depreciation also included the addition of new hotels in Sicily, the capital improvements at hotels in Brazil and Russia and additional depreciation after capital expenditures on all owned assets over the prior 12 months.

Cost of services

Cost of services increased by $89.7 million, or 41%, from $220.1 million in the year ended December 31, 2009 to $309.8 million in the year ended December 31, 2010. Cost of services included charges of $64.0 million in respect of Porto Cupecoy, principally due to delivery of units under previously contracted sales, and $8.0 million in respect of the recently acquired Sicilian hotels.  There were no equivalent charges in 2009. Excluding Porto Cupecoy and the Sicilian hotels, cost of services increased by $17.7 million. Exchange rate movements were responsible for $7.2 million of the total increase. Cost of services were 49% of revenue in the year ended December 31, 2009 and 54% of revenue in the year ended December 31, 2010. Excluding expenses of Porto Cupecoy and the Sicilian hotels, cost of services in 2010 were 48% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $25.8 million, or 16%, from $164.8 million in the year ended December 31, 2009 to $190.6 million in the year ended December 31, 2010. The 2010 expense included a charge of $5.5 million in respect of the recently acquired Sicilian hotels. There was no equivalent charge in 2009. A net credit of $1.3 million was also recorded following the successful litigation against acts of infringement in Europe of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $4.3 million of the total increase. Selling, general and administrative expenses were 37% of revenue in the year ended December 31, 2009 and 33% of revenue in the year ended December 31, 2010. Excluding the two Sicilian hotels’ expenses and the exchange rate movement, selling, general and administrative expenses in 2010 were 32% of revenue.

Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment

Impairment of real estate assets, goodwill, and property, plant and equipment increased by $32.0 million from $6.5 million in the year ended December 31, 2009 to $38.5 million in the year ended December 31, 2010.

In the year ended December 31, 2010, OEH identified a non-cash real estate asset impairment charge of $24.6 million in respect of its Porto Cupecoy development project.  OEH determined that the fair value of the assets no longer exceeded the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed. This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project, a change in the estimate of the project’s estimated costs to complete the entire development, and the reclassification of the marina and commercial property units (as such assets were previously held at cost less depreciation).

In addition, OEH recorded an impairment charge against the carrying value of the two model homes on the residential home sites at Keswick Estate, Virginia.  This non-cash impairment charge of $1.6 million resulted from, primarily, a recent offer on one of the two model homes that did not exceed the carrying value of those assets.

OEH is currently seeking co-investors in its New York hotel development project or, subject to consent of the New York Public Library, to assign its purchase and development agreements with the Library relating to this project to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

During the year ended December 31, 2010, OEH identified the non-cash goodwill impairments of $5.4 million at La Samanna and $0.5 million at Napasai within its continuing operations. OEH determined these impairments were triggered in each case due to expected reductions in future profits at the hotels that required a reassessment.

During the year ended December 31, 2009, OEH had identified non-cash goodwill impairments of $6.3 million at Miraflores Park Hotel, Casa de Sierra Nevada and Observatory Hotel. During the same year, an additional non-cash impairment of $0.2 million was recorded on the trade name of Casa de Sierra Nevada.

Segment EBITDA

Year ended December 31,	2010 $’000	2009 $’000
Hotels and restaurants
Owned hotels
Europe	37,388	38,595
North America	14,963	14,579
Rest of the world	33,399	25,513
Hotel management/part ownership interests	2,228	2,995
Restaurants	2,476	1,757
	90,454	83,439
Tourist trains and cruises	17,444	20,569
Real estate	(5,329)	(3,476)
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(38,497)	(6,500)
Gain on disposal of assets	—	1,385
Central overheads	(26,503)	(25,870)
	37,569	69,547

The European hotels collectively reported a segment EBITDA of $37.4 million for the year ended December 31, 2010 compared to $38.6 million in the same period in 2009.  Excluding the two Sicilian hotels, EBITDA for 2010 was $40.9 million. As a percentage of European hotels revenue, the European segment EBITDA margin fell from 25% in 2009 to 22% in 2010. Excluding the two Sicilian hotels, the 2010 EBITDA margin was 26%.

Segment EBITDA in the North American hotels region increased by 3% from $14.6 million in the year ended December 31, 2009 to $15.0 million in the year ended December 31, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased from 15% in 2009 to 14% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 31% from $25.5 million in the year ended December 31, 2009 to $33.4 million in the year ended December 31, 2010.  The segment EBITDA margin remained constant at 22% for both 2009 and 2010.

(Losses)/earnings from operations before net finance costs

Earnings from operations decreased by $33.3 million from a profit of $20.9 million in the year ended December 31, 2009 to a loss of $12.4 million in the year ended December 31, 2010, due to the factors described above.

Net finance costs

Net finance costs decreased by $3.9 million, or 12%, from $32.1 million for the year ended December 31, 2009 to $28.2 million for the year ended December 31, 2010.  The year ended December 31, 2009 included a foreign exchange loss of $1.1 million compared to a foreign exchange gain of $5.7 million in the year ended December 31, 2010. Excluding these foreign exchange items, net interest expense increased by $2.7 million, or 9%, from $31.1 million in the year ended December 31, 2009 to $33.8 million in the year ended December 31, 2010, primarily as a result of expensing previously deferred financing costs which was triggered by the debt refinancing and the settlement of derivative instruments in connection with refinancing of long-term debt in the year ended December 31, 2010 compared to the prior year.

Provision for income taxes

The provision for income taxes increased by $11.6 million, or 89%, from $13.1 million in 2009 to $24.7 million in 2010.

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in those jurisdictions, the effect of valuation allowances, and uncertain tax positions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Significant discrete items included a deferred tax charge of $1.3 million arising in respect of foreign exchange gain/loss on timing differences, following movements in the exchange rate between the U.S. dollar and relevant local currencies.

The provision for income taxes for 2010 included a deferred tax provision of $9.0 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to $3.1 million provision in 2009, and included a tax charge of $1.2 million to increase OEH’s uncertain tax positions including related interest and penalties.

The provision for income taxes of $13.1 million for 2009 included a tax credit of $4.2 million to reduce OEH’s uncertain tax provisions including related interest and penalties.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $1.9 million, or 45%, from $4.2 million in the year ended December 31, 2009 to $2.3 million in the year ended December 31, 2010.  This includes insurance income of $0.8 million from the Peru hotels joint venture, which was impacted by property damage and business interruption caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $4.5 million in 2009 and $2.2 million in 2010.

Earnings/losses from discontinued operations

The earnings from discontinued operations in 2010 were $0.5 million, an increase of $49.1 million from the loss recognized in 2009 of $48.6 million.

During 2010, net gains of $6.7 million were realized on discontinued operations sold by OEH. In 2009, net gains of $3.7 million were realized on the sale of discontinued operations.

Included in the earnings for 2010 was an impairment charge of $6.0 million recognized against the fixed assets of Hôtel de la Cité to reflect the fair value of offers received for the purchase of the hotel. In November 2010, OEH decided to sell the hotel as an asset non-core to its future business. This was offset by the $7.2 million gain on sale of Lilianfels Blue Mountains recorded in the year.

Included in the loss for 2009 were impairment charges of $43.7 million recognized against the goodwill and fixed assets of Bora Bora Lagoon Resort, Windsor Court Hotel, La Cabana restaurant and Lilianfels Blue Mountains.

In December 2010, OEH decided to sell Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included within the trains and cruises segment.  This Internet-based business became held for sale based on a purchase offer received.  A sale is expected to be completed within the first half of 2011.

In May 2010, OEH completed the sale of La Cabana restaurant for $2.7 million, which OEH decided to sell principally due to the restaurant’s underperformance and the small size of this activity.

In January 2010, OEH completed the sale of Lilianfels Blue Mountains for $18.7 million, as OEH considered this hotel to be in a non-core market.

In October 2009, OEH sold the Windsor Court Hotel for $44.3 million. Management did not believe that New Orleans was a prime leisure destination for OEH’s customers.  The hotel’s performance had been impacted by new local competition and significant capital investment in the hotel was needed.

In June 2009, OEH sold Lapa Palace as management had concluded that the Lisbon market was not a prime leisure destination and lacked sufficient appeal for OEH’s leisure audience. In addition, management did not see further opportunities to develop and grow business in Lisbon. This sale was completed for $26.3 million.

Year ended December 31, 2009 compared to Year ended December 31, 2008

Operating information for OEH’s owned hotels for the years ended December 31, 2009 and 2008 is as follows:

Year ended December 31,	2009	2008
Average Daily Rate (in dollars)
Europe	702	815
North America	342	374
Rest of the world	293	280
Worldwide	407	441

Rooms Available (in thousands)
Europe	257	263
North America	271	269
Rest of the world	448	430
Worldwide	976	962

Rooms Sold (in thousands)
Europe	119	145
North America	150	175
Rest of the world	221	262
Worldwide	490	582

Occupancy (percentage)
Europe	46	55
North America	55	65
Rest of the world	49	61
Worldwide	50	60

RevPAR (in dollars)
Europe	325	449
North America	189	243
Rest of the world	145	170
Worldwide	205	267

			Change %
			Dollars	Local currency
Same Store RevPAR (in dollars)
Europe	325	452	(28)%	(21)%
North America	272	359	(24)%	(23)%
Rest of the world	158	181	(13)%	(12)%
Worldwide	232	302	(23)%	(19)%

Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations), closed periods or major refurbishments.  The same store data excludes the following operations:

Charleston Place Hotel
Hotel das Cataratas
The Governor’s Residence
La Résidence d’Angkor

Revenue

Year ended December 31,	2009 $’000	2008 $’000
Hotels and restaurants
Owned hotels
Europe	155,830	209,748
North America	100,486	64,214
Rest of the world	116,182	129,317
Hotel management/part ownership interests	4,616	10,629
Restaurants	14,436	18,499
	391,550	432,407
Tourist trains and cruises	57,654	76,423
Real estate	1,706	(14,154)
	450,910	494,676

Total revenue decreased by $43.8 million, or 9%, from $494.7 million in 2008 to $450.9 million in 2009.  Hotels and restaurants revenue decreased by $40.8 million, or 9%, from $432.4 million in 2008 to $391.6 million in 2009. Revenue from tourist trains and cruises decreased by $18.7 million, or 24%, from $76.4 million in 2008 to $57.7 million in 2009.  The decrease in revenues is generally due to the global economic downturn and the negative impact this had on the hotel and leisure industry.

Owned hotels revenue decreased by $30.8 million, or 8%, from $403.3 million in 2008 to $372.5 million in 2009, of which $23.8 million was due to exchange rate fluctuations and $7.0 million was due to hotel trading.  On a group basis, both average room rates and occupancy declined significantly.

Although 22 condominiums at Porto Cupecoy were sold during 2009, no revenue was recognized following OEH’s decision in 2008 to change the application of its accounting policy for revenue in respect of the Porto Cupecoy development project to account for sales proceeds as deposits, resulting in revenue of $15.3 million recognized in 2007 being reversed in 2008. Two villas at Napasai, Koh Samui, Thailand were sold during 2009 for $1.7 million. There were no real estate sales at Napasai in 2008. Real estate revenue derived from Keswick Estate was $1.1 million in 2008 and $nil in 2009.

Owned Hotels:  The decrease in owned hotels revenue of $30.8 million is analyzed by region as follows:

Europe:  Revenue decreased by $53.9 million, or 26%, from $209.7 million in 2008 to $155.8 million in 2009. On a same store basis across the European hotels, RevPAR decreased by 21% in local currency or 28% when translated in U.S. dollars. Occupancy on a same store basis declined from 55% in 2008 to 46% in 2009, and ADR declined 14% from $815 in 2008 to $702 in 2009.

North America:  Revenue increased by $36.3 million, or 57%, from $64.2 million in 2008 to $100.5 million in 2009. Excluding Charleston Place Hotel which was consolidated for the first time in 2009, North America revenue decreased by $10.2 million to $54.0 million in 2009 compared with $64.2 million in 2008. Across all of the North American properties, same store RevPAR decreased by 24%. Average occupancy was 55% in 2009 compared to 65% in 2008.

Rest of the World:  Excluding Hotel das Cataratas in Brazil which was undergoing refurbishment for the major part of 2009, revenue in the Rest of the World region decreased by $11.4 million, or 9%, from $121.0 million in 2008 to $109.6 million in 2009. The Rest of the World region RevPAR, on a same store basis, decreased by 12% in local currency compared to 2008. This translated into a same store RevPAR decrease of 13% when expressed in U.S. dollars.

Hotel Management and Part-Ownership Interests:  Revenue from hotel management interests decreased by $6.0 million, or 57%, from $10.6 million in 2008 to $4.6 million in 2009, primarily due to the consolidation of Charleston Place Hotel for the first time in 2009. This property previously was accounted for under hotel management and part-ownership interests in 2008 and 2007. Weakened trading due to the global economic climate negatively impacted OEH’s interests at Hotel Ritz, Madrid and the Peru hotels by $0.4 million and $0.7 million, respectively.

Restaurants:  Revenue decreased by $4.1 million, or 22%, from $18.5 million in 2008 to $14.4 million in 2009. The number of covers at the ‘21’ Club in New York City dropped by 8%, and the average spend decreased 12%, from $125 in 2008 to $109 in 2009.

Tourist Trains and Cruises:  Revenue decreased by $18.7 million, or 24%, from $76.4 million in 2008 to $57.7 million in 2009. Exchange rate movements were responsible for $15.6 million of the revenue decrease.

Real Estate:  Following the change in the fourth quarter of 2008 to account for sales proceeds as deposits for the Porto Cupecoy development project, revenue of $15.3 million recognized in 2007 was reversed in 2008. Two villas at Napasai were sold during 2009 for $1.7 million. There were no real estate sales at Napasai in 2008. There was no real estate revenue at Keswick Estate in 2009 and $1.1 million in 2008 when two lots were sold.

Depreciation and amortization

Depreciation and amortization expense increased by $6.1 million, or 18%, from $33.9 million in 2008 to $40.0 million in 2009. Excluding Charleston Place Hotel which was consolidated for the first time, the increase was $0.8 million, $0.6 million being exchange rate movement year on year.

Cost of services

Cost of services decreased by $5.3 million, or 2%, from $225.4 million in 2008 to $220.1 million in 2009. The 2008 expense included a credit of $9.9 million following the change in the application of the accounting policy for the Porto Cupecoy development in the fourth quarter of 2008, excluding which the saving was $15.2 million. Furthermore, Charleston Place Hotel was consolidated for the first time in 2009 when cost of services for this property were $20.3 million. If this expense is also excluded, the decrease in cost of services was $35.5 million. Cost of services decreased as a result of lower trading levels due to the global economic downturn.

As a percentage of revenue, cost of services was 49% of revenue in 2009 and 46% in 2008. Excluding the Porto Cupecoy costs mentioned above and Charleston Place Hotel, cost of services was 49% of revenue in 2009 and 46% in 2008.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $12.3 million, or 7%, from $177.1 million in 2008 to $164.8 million in 2009. Excluding Charleston Place Hotel which was consolidated for the first time in 2009, the decrease was $25.7 million. Selling, general and administrative expenses decreased as a result of lower trading levels due to the weakened global economic climate.

As a percentage of revenue, selling, general and administrative expenses were 37% of revenue in 2009 compared to 36% of revenue in 2008. Excluding Charleston Place Hotel, selling, general and administrative expenses were 37% in 2009.

Impairment of goodwill

As noted above, OEH recorded an estimated goodwill impairment charge of $6.5 million in the first quarter of 2009. The goodwill arose on the acquisition in previous years of Miraflores Park Hotel, Casa de Sierra Nevada and Observatory Hotel. In 2008, an impairment charge of $5.5 million was recorded.  The goodwill arose on acquisitions in previous years of Le Manoir aux Quat’Saisons and Keswick Hall.

Gain on disposal of fixed assets

There was a gain on the settlement of insurance proceeds for cyclone-damaged assets of the Road to Mandalay cruiseship of $1.4 million in 2009.

Earnings from operations

Earnings from operations decreased by $31.8 million from a profit of $52.7 million in 2008 to a profit of $20.9 million in 2009 due to the factors referred to in the preceding paragraphs.

Impairment of equity investment

OEH recorded an impairment charge of $23.0 million in 2008 in respect its 50% investment in Hotel Ritz in Madrid. There was no equivalent impairment expense in 2009.

Net finance costs

In 2009, net finance costs of $32.1 million include foreign currency translation losses of $1.1 million and a charge of $1.1 million relating to the movement in fair value of non-effective interest rate hedges.  In 2008, net finance costs of $41.9 million included a foreign currency gain of $4.9 million and a charge of $4.5 million for non-effective interest rate hedges.  Excluding this movement in fair value of interest rate hedges and foreign currency gains and losses, net finance costs decreased by $12.4 million reflecting a decrease in average borrowing levels and lower average interest rates.

Provision for income taxes

The provision for income taxes increased by $14.9 million, from a tax credit of $1.8 million in 2008 to tax charge of $13.1 million in 2009.

Significant discrete items which had the most significant impact on the tax provision included a deferred tax charge of $5.4 million arising in respect of foreign exchange gain/loss on timing differences, following movements in the exchange rate between the U.S. dollar and the relevant local currencies.

The income tax credit of $1.8 million for 2008 included a tax credit of $11.8 million to reduce OEH’s uncertain tax provisions including related interest and penalties. The provision of $13.1 million for 2009 included a tax credit of $4.2 million to reduce OEH’s uncertain tax positions including related interest and penalties.

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

Losses from discontinued operations

The loss from discontinued operations in 2009 was $48.6 million, an increase of $15.8 million from the loss recognized in 2008 of $32.8 million.

Included in the loss for 2009 was an impairment charge of $43.7 million recognized against goodwill and fixed assets of Bora Bora Lagoon Resort, Windsor Court Hotel, La Cabana restaurant and Lilianfels Blue Mountains.

Included in the loss for 2008 was an impairment charge of $15.6 million recognized against the goodwill and fixed assets of Lapa Palace, Windsor Court Hotel and Bora Bora Lagoon Resort.

During 2009, net gains of $3.7 million were realized on discontinued operations sold by OEH. In 2008, there were no discontinued operations sold and therefore no gains or losses on sale were realized.

During 2009, OEH continued in its program to sell non-core assets. In June 2009, OEH sold Lapa Palace as management had concluded that the Lisbon market was not a prime leisure destination and lacked sufficient appeal for OEH’s leisure audience. In addition, management did not see further opportunities to develop and grow business in Lisbon.

In October 2009, OEH sold the Windsor Court Hotel. Management did not believe that New Orleans was a prime leisure destination for OEH’s customers.  The hotel’s performance had been impacted by new local competition and significant capital investment in the hotel was needed.

In December 2009, OEH signed an agreement to sell Lilianfels Blue Mountains for A$21 million ($19.3 million). Again, this hotel was considered non-core for OEH.  The sale was completed in January 2010.

Also in December 2009, OEH contracted to sell La Cabana in Buenos Aires for $2.7 million (completed in May 2010), principally due to the restaurant’s underperformance and the small size of this activity.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $150.3 million at December 31, 2010, $78.6 million more than the $71.7 million at December 31, 2009.  In addition, OEH had restricted cash of $8.4 million (2009-$19.9 million). At December 31, 2010, there were undrawn amounts available to OEH under committed short-term lines of credit of $12.1 million (2009-$30.6 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million, bringing total cash availability at December 31, 2010 to $182.8 million, including the restricted cash of $8.4 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $143.3 million at December 31, 2010, an increase of $82.4 million from a working capital balance of $60.9 million at December 31, 2009.  Working capital surplus in 2010 resulted from a reduction of current liabilities of $104.1 million, with a significant reduction in deferred revenue at Porto Cupecoy and the current portion of long-term debt due to refinancing activity in the year.  In addition, cash and cash equivalents have increased from $71.7 million at December 31, 2009 to $150.3 million due to proceeds from two equity offerings in 2010.  See the discussion under “Liquidity” below.

Cash Flow

Operating Activities.  Net cash provided by operating activities increased by $50.5 million to a net surplus of $34.0 million for the year ended December 31, 2010, from a net deficit from operating activities of $16.5 million for the year ended December 31, 2009. The increase in operating cash flows was a result of strengthening operational performance across the OEH businesses through 2010. Net cash used in discontinued operations decreased by $9.5 million to $7.3 million in 2010 from $16.8 million in 2009. This was as a result of the disposal of loss making non-core assets in 2009 and in the first two quarters of 2010.

Investing Activities.  Cash used in investing activities was $72.8 million for the year ended December 31, 2010, compared to net cash used of $10.3 million for the year ended December 31, 2009, an increase of $62.5 million. In 2010, $46.3 million, net of cash acquired, was used for the acquisition of the Grand Hotel Timeo and Villa Sant’Andrea. There were no acquisitions in 2009. Capital expenditure of $59.9 million included $9.3 million for the rebuilding of Hotel das Cataratas, $3.1 million for El Encanto construction, $3.0 million at Le Manoir aux Quat’Saisons, $3.9 million at Mount Nelson Hotel, $2.3 million at the Copacabana Palace, $3.0 million at the Grand Hotel Europe, $1.2 million at the Observatory and 9.7 million at the Sicilian properties. In addition, $3.2 million was spent investing in U.K. train operations. Disposals of non-core assets, Lilianfels Blue Mountains and La Cabana, resulted in net proceeds of $20.4 million being realized within net cash provided by investing activities from discontinued operations. Restricted cash was $8.4 million at December 31, 2010 (2009-$19.9 million).  At December 31, 2010, the Porto Cupecoy escrow account balance was $2.0 million (2009-$9.4 million).

Financing Activities.  Net cash provided by financing activities for the year ended December 31, 2010 was $116.8 million compared to cash provided by financing activities of $32.1 million for the year ended December 31, 2009, an increase of $84.7 million. Proceeds from issuances of common shares, net of issuance costs in 2010 resulted in net proceeds of $248.1 million.  The proceeds of these share issuances are being used primarily for general corporate purposes, including working capital, debt service and capital investment. As a result of the refinancing program undertaken by OEH, there was a net repayment of debt of $119.0 million in 2010. In 2009 under OEH’s European loan facility, $15.4 million was repaid on the sale of Lapa Palace in 2009.  In addition, $47.0 million of debt was repaid on the sale of Windsor Court in 2009.

Capital Commitments

There were $6.2 million of capital commitments outstanding at December 31, 2010 related to investments in owned hotels and a further $37.5 million commitment outstanding related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library. Outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $5.5 million at December 31, 2010.

OEH has agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $6,708,000 at December 31, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.

Indebtedness

At December 31, 2010, OEH had $636.1 million of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is payable over periods of one to 22 years with a weighted average interest rate of 4.61%.  See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2010 comprised $92.3 million, including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. Since December 31, 2008, OEH considered itself the primary beneficiary of this variable interest entity.  OEH was therefore required to consolidate the hotel’s assets and liabilities effective December 31, 2008. This debt is non-recourse to the members of Charleston Center LLC, including OEH, and therefore the hotel’s liabilities do not constitute obligations of OEH.

As noted under “Liquidity” below, many OEH financing agreements contain covenants that include limits on the property-owning subsidiary’s ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum loan-to-value ratio. OEH guarantees some of these facilities which contain financial covenants measured on a consolidated basis including a minimum consolidated net worth and a minimum consolidated interest coverage ratio. OEH was in full compliance with all financial covenants that applied to the Company and its consolidated subsidiaries at December 31, 2010.

Approximately 51% of the outstanding principal was drawn in European euros at December 31, 2010, and the balance primarily drawn in U.S. dollars.  At December 31, 2010, 46% of borrowings of OEH were in floating interest rates after hedges are taken into account.

Liquidity

During the 12 months ending December 31, 2011, OEH will have approximately $126.0 million of scheduled debt repayments including capital lease payments. However, $28.0 million of this amount relates to revolving credit facilities which, provided OEH complies with the terms of the facilities, are available for redrawing.  Of the balance, OEH is in negotiation to refinance approximately $59.0 million of debt falling due in 2011.

Additionally, OEH’s capital commitments at December 31, 2010 amounted to $43.7 million including $37.5 million related to the purchase of land and a building adjoining ‘21’ Club from the New York Public Library.  OEH expects to incur costs of a further $5.5 million to complete its Porto Cupecoy development, funded by sales proceeds as units are transferred to purchasers.

In November 2007, OEH entered into purchase and development agreements with the New York Public Library to acquire its Donnell Branch site adjacent to ‘21’ Club and to build a mixed use hotel, library and residential development. In July 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7.0 million that OEH had already paid, OEH paid $9.0 million upon execution of the agreements, to be followed by 16 monthly payments of $0.5 million each commencing in February 2010, and final payments of $6.0 million and $29.0 million in June 2011. OEH is currently seeking co-investors in this development project or, subject to the Library’s consent, to assign the purchase and development agreements to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  In the event OEH is unable to find a co-investor or to assign the agreements and OEH elects not to close the transaction, the final payment of $29.0 million will not be due to the Library, in which event OEH would write off its remaining investment totaling approximately $22.9 million at December 31, 2010 including its capitalized costs and associated fees.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate. During 2010, for example, OEH refinanced bank loans having total principal amounts outstanding of $374.4 million (at December 31, 2010 exchange rates) and publicly offered and sold in the United States new class A common shares of the Company raising total net proceeds of $248.1 million.

OEH has 19 loan facilities with commercial banks. There are five facilities which have outstanding principal amounts in excess of $50.0 million and eight with outstanding principal amounts greater than $10.0 million but less than $50.0 million, and the remainder has less than $10.0 million outstanding per facility.  Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants.  Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on OEH’s performance on a consolidated basis.  The covenants include a quarterly interest coverage test and a quarterly net worth test.

At December 31, 2010, OEH was in compliance with all financial covenants applicable to the Company and its consolidated subsidiaries.  Two unconsolidated joint venture companies, however, have been out of compliance as follows:

•                 the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at December 31, 2010 with financial covenants in a loan facility of the joint venture amounting to $22.9 million.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture; and

•                 the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance during 2010 with loan-to-value and debt-service-coverage ratios in its first mortgage loan facility amounting to $96.9 million.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they provided separate partial guarantees of $10.1 million each as of December 31, 2010 to obtain a waiver from the lender at least until March 1, 2011.  Discussions continue with the lender how to bring the hotel permanently into compliance.

OEH recognizes that in the current economic environment there is a risk that a property-specific loan covenant could be breached.  In order to minimize this risk, OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Often obtaining such an amendment or waiver results in an increase in the borrowing costs.

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25.0 million.

In order to assure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisors to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The options available to OEH will depend on the current economic and financial environment and OEH’s continued compliance with financial covenants. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets and sales of developed real estate.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations in 2011 and later years as of December 31, 2010, excluding accounts payable and accrued liabilities:

Year ended December 31,	2011 $’000	2012-2013 $’000	2014-2015 $’000	Thereafter $’000	Total $’000

Working capital facilities	1,174	—	—	—	1,174
Debt	124,591	281,676	198,768	25,917	630,952
Capital leases	438	654	616	23,994	25,702
Debt of consolidated variable interest entities	1,775	3,579	75,622	11,328	92,304
Operating leases	9,331	18,535	18,466	112,387	158,719
Capital commitments	43,658	—	—	—	43,658
Interest payments	33,814	48,223	27,494	6,057	115,588
Pension obligations	1,303	2,976	1,679	3,261	9,219
Porto Cupecoy project	5,535	—	—	—	5,535

	221,619	355,643	322,645	182,944	1,082,851

Of the current portion of long-term debt of $124.6 million, $28.0 million related to revolving credit facilities which, although disclosed as falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2012.

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2010, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2010, OEH has a provision of $8.2 million in respect of its uncertain tax positions in accordance with ASC 740.  OEH is unable to estimate with any certainty when, or if, these liabilities will fall due.  Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2010 other than those involving its equity investees reported in Notes 1, 3, and 4 to the Financial Statements, and commitments and contingencies in Note 17.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of OEH’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires OEH management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, OEH management evaluates these estimates.  Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the result of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions.  OEH management believes the following are OEH’s most critical accounting policies and estimates.

Long-lived assets, real estate and goodwill

OEH management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  These evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value.  If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset.  Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

OEH recognized a non-cash property, plant and equipment charge of $6.0 million for Hôtel de la Cité in 2010. The carrying values of the assets were written down to the fair value to reflect the level of purchase offers received on the hotel and the price at which OEH is currently negotiating a sale completion. This hotel is currently classified as an asset held for sale and any impairments are included within discontinued operations.

In accordance with guidance, goodwill must be evaluated annually for impairment.  OEH’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference. The determination of impairment incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. However, these assumptions and uncertainties are, by their very nature, highly judgmental. If the assumptions are not met, OEH may be required to recognize additional goodwill impairment losses.

OEH is currently seeking co-investors in its New York hotel development project or, subject to consent of the New York Public Library, to assign its purchase and development agreements with the Library relating to this project to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6.4 million at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

During the year ended December 31, 2010, OEH identified goodwill impairments within its continuing operations of $5.4 million at La Samanna and $0.5 million at Napasai. OEH determined these impairments were triggered as both hotels had circumstances relating to performance that required a reassessment and arose primarily because of expected reductions in future profits at La Samanna and Napasai.

Impairment charges of $6.1 million were recorded in 2008 and an additional $6.5 million in the first quarter of 2009, as a result of the completion of the 2008 annual impairment test (See Note 7 to the Financial Statement).

Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with the applicable guidance.

Depreciation

Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method.  The depreciation rates on freehold buildings are up to 60 years with a 10% residual value, on trains are up to 75 years, and on machinery and other remaining assets range from 5 to 25 years.  Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms including lease extensions that are reasonably assured.

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations as required under applicable accounting guidance. Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates.  On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 6.6% long-term return on plan assets in 2010 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.

The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. government issued securities) of long-term duration since the plan operates in the U.K.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2011 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

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

Income Taxes

OEH’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating OEH’s ability to recover deferred tax assets within the jurisdiction from which they arise, OEH considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, OEH begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates OEH is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, OEH considers three years of cumulative operating income (loss).  OEH maintains a valuation allowance to reduce its deferred tax assets to reflect the amount, based upon OEH’s estimates, that would more likely than not be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported operations.

The calculation of OEH’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.  ASC 740 addresses accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  OEH recognizes tax liabilities in accordance with ASC Topic 740 and OEH adjusts these liabilities when OEH’s judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from OEH’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Real estate development accounting

Revenue from real estate activities represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale. Earnings from sales of land and developed properties are recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by ASC 360-20-40 have been met.  Revenue related to projects still under construction is recognized under the percentage-of-completion method where all criteria have been met.  For sales that do not meet these criteria, revenue is deferred.

The process of real estate revenue recognition involves significant estimates of total project revenue and costs. During the three months ended December 31, 2008, the downturn in the global economy resulted in a slowdown in the condominium apartment sales at Porto Cupecoy compared to prior estimates.  Accordingly, OEH’s management concluded that it was no longer possible to estimate reasonably total project sales proceeds and profits and, therefore, revenue on the Porto Cupecoy project could no longer be recorded using the percentage-of-completion method. Starting in 2010, OEH began to recognize revenues from Porto Cupecoy as the development was substantially completed and units were being occupied as sales were closed.

OEH management periodically evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  This resulted in a $24.6 million impairment charge for Porto Cupecoy and a $1.6 million impairment charge in Keswick Estate in 2010.  The impairment is typically computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales already completed.

Recent Accounting Pronouncements

As of December 31, 2010, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, variable interest entities, and accounting and disclosure requirements for transfers of financial assets, as reported in Note 1 to the Financial Statements.

In December 2010, the FASB issued guidance concerning the performance of the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. OEH will adopt ASU 2010-28 for impairment tests performed in periods beginning after December 15, 2010.  OEH is currently evaluating the impact of the pending adoption of the ASU on our consolidated financial statements.

In addition, OEH is considering the guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010, and is not expected to have a material impact on OEH’s financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million based on borrowings outstanding at December 31, 2010.

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

Twelve of OEH’s owned hotels in 2010 operated in European euros, two operated in South African rand, one in Australian dollars, one in British pounds sterling, three in Botswana pula, two in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2010, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $2.9 million, consisting of Russian ruble $1.3 million, Mexican peso $0.6 million and Thai baht $1.0 million.

ITEM 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 25, 2011

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

December 31,	2010 $’000	2009 $’000

Assets
Cash and cash equivalents	150,344	71,674
Restricted cash	8,429	19,894
Accounts receivable, net of allowances of $474 and $388	51,386	59,968
Due from unconsolidated companies	19,643	19,385
Prepaid expenses and other	23,663	22,276
Inventories	44,245	43,678
Assets of discontinued operations held for sale	33,945	64,358
Real estate assets	68,111	120,288

Total current assets	399,766	421,521

Property, plant and equipment, net of accumulated depreciation of $277,209 and $246,912	1,268,822	1,191,531
Property, plant and equipment of consolidated variable interest entities	188,502	192,682
Investments in unconsolidated companies	60,428	58,432
Goodwill	177,498	149,180
Other intangible assets	18,987	18,936
Other assets	23,711	40,408

	2,137,714	2,072,690

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets (continued)

December 31,	2010 $’000	2009 $’000

Liabilities and Equity
Working capital facilities	1,174	6,666
Accounts payable	25,448	23,240
Accrued liabilities	71,436	73,875
Deferred revenue	28,963	68,784
Liabilities of discontinued operations held for sale	2,910	14,646
Current portion of long-term debt and obligations under capital leases	124,805	173,223
Current portion of long-term debt of consolidated variable interest entities	1,775	165

Total current liabilities	256,511	360,599

Long-term debt and obligations under capital leases	511,336	559,042
Long-term debt of consolidated variable interest entities	90,529	79,304
Liability for pension benefit	5,617	7,402
Other liabilities	30,095	19,742
Deferred income taxes	100,730	94,872
Deferred income taxes of consolidated variable interest entities	61,835	64,100
Liability for uncertain tax positions	8,194	7,151

	1,064,847	1,192,212
Commitments and contingencies

Equity:
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued — 102,373,241 (2009 — 76,843,053)	1,023	769
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2009 — 18,044,478)	181	181

Additional paid-in capital	968,492	714,980
Retained earnings	140,015	202,774
Accumulated other comprehensive loss	(38,585)	(39,814)
Less: reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	1,070,945	878,709
Non-controlling interests	1,922	1,769

Total equity	1,072,867	880,478

	2,137,714	2,072,690

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

	2010	2009	2008
Year ended December 31,	$’000	$’000	$’000

Revenue	571,942	450,910	494,676

Expenses:
Depreciation and amortization	45,483	39,950	33,931
Cost of services	309,768	220,114	225,388
Selling, general and administrative	190,594	164,827	177,088
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	38,497	6,500	5,551

Total expenses	584,342	431,391	441,958

Gain on disposal of fixed assets	—	1,385	—

(Losses)/earnings from operations	(12,400)	20,904	52,718
Impairment of investment in unconsolidated company	—	—	(22,992)

(Losses)/earnings before net finance costs, provision for income taxes and earnings from unconsolidated companies	(12,400)	20,904	29,726

Interest expense, net	(33,839)	(31,068)	(46,874)
Foreign currency, net	5,686	(1,067)	4,945

Net finance costs	(28,153)	(32,135)	(41,929)

Losses before provision for income taxes and earnings from unconsolidated companies, net of tax	(40,553)	(11,231)	(12,203)

(Provision for)/benefit from income taxes	(24,754)	(13,076)	1,832

Losses before earnings from unconsolidated companies	(65,307)	(24,307)	(10,371)

Earnings from unconsolidated companies, net of tax of $2,228, $4,510 and $6,986	2,258	4,183	16,771

Net (losses)/earnings from continuing operations	(63,049)	(20,124)	6,400

Earnings/(losses) from discontinued operations, net of tax provision/(credit) of $(1,684), $(10,004) and $5,620	469	(48,613)	(32,754)

Net losses	(62,580)	(68,737)	(26,354)

Net earnings attributable to non-controlling interests	(179)	(60)	(197)

Net losses attributable to Orient-Express Hotels Ltd.	(62,759)	(68,797)	(26,551)

	$	$	$
Basic (losses)/earnings per share:
Net (losses)/earnings from continuing operations	(0.69)	(0.30)	0.15
Net earnings/(losses) from discontinued operations	0.01	(0.71)	(0.76)
Net losses	(0.68)	(1.01)	(0.61)

Diluted (losses)/earnings per share:
Net (losses)/earnings from continuing operations	(0.69)	(0.30)	0.15
Net earnings/(losses) from discontinued operations	0.01	(0.71)	(0.76)
Net losses	(0.68)	(1.01)	(0.61)

Dividends per share	—	—	0.10

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Cash flows from operating activities:
Net losses	(62,580)	(68,737)	(26,354)
Less: Earnings/(losses) from discontinued operations, net of tax	469	(48,613)	(32,754)

Net (losses)/earnings from continuing operations	(63,049)	(20,124)	6,400

Adjustment to reconcile net (losses)/earnings to net cash provided by/(used in) operating activities:
Depreciation and amortization	45,483	39,950	33,931
Amortization of finance costs	4,785	3,430	3,103
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	38,497	6,500	5,551
Undistributed earnings of unconsolidated companies	(4,254)	(9,212)	(11,690)
Share-based compensation	5,965	4,121	2,800
Change in deferred income tax	3,652	11,720	(5,184)
Gains/(losses) from the disposals of property, plant and equipment	(328)	3,710	382
Increase/(decrease) in provisions for uncertain tax positions	1,153	(4,202)	(11,756)
Other non-cash items	(3,425)	2,651	(136)
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in receivables, prepaid expenses and other	2,117	(6,498)	(8,857)
Decrease/(increase) in due from unconsolidated companies	2,579	(9,709)	20,343
(Increase)/decrease in inventories	(13)	(129)	51
Decrease/(increase) in real estate assets	50,197	(36,305)	(57,289)
(Decrease)/increase in payables, accrued liabilities, and deferred revenue	(42,102)	13,276	28,813
Dividends received from unconsolidated companies	—	1,064	3,840

Net cash provided by operating activities from continuing operations	41,257	243	10,302
Net cash (used in)/provided by operating activities from discontinued operations	(7,289)	(16,769)	14,841

Net cash provided by/(used in) operating activities	33,968	(16,526)	25,143

Cash flows from investing activities:
Capital expenditures	(59,866)	(71,965)	(107,623)
Acquisitions and investments, net of cash acquired	(46,285)	(86)	(2,996)
Increase in restricted cash	(2,815)	(7,477)	(9,079)
Decrease in restricted cash	13,838	807	—
Proceeds from sale of fixed assets	2,110	5,900	158

Net cash used in investing activities from continuing operations	(93,018)	(72,821)	(119,540)
Net cash provided by/(used in) investing activities from discontinued operations	20,199	62,569	(5,353)

Net cash used in investing activities	(72,819)	(10,252)	(124,893)

4

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Cash flows from financing activities:
Proceeds from working capital facilities and redrawable loans	1,174	6,253	72,120
Payments on working capital facilities and redrawable loans	(6,666)	(47,518)	(15,695)
Issuance of common shares	261,878	148,781	55,185
Issuance costs of common shares	(13,826)	(7,880)	(2,671)
Stock options exercised	1	15	192
Issuance of long-term debt	381,158	42,244	5,738
Principal payments of long-term debt	(500,197)	(49,238)	(33,936)
Payment of common share dividends	—	—	(4,247)

Net cash provided by financing activities from continuing operations	123,522	92,657	76,686
Net cash (used in)/ provided by financing activities from discontinued operations	(6,757)	(60,593)	54

Net cash provided by financing activities	116,765	32,064	76,740

Effect of exchange rate changes on cash and cash equivalents	(54)	1,799	(2,031)

Net increase/(decrease)in cash and cash equivalents	77,860	7,085	(25,041)

Cash and cash equivalents at beginning of year (includes $1,295 (2010), $1,676 (2009), $4,310 (2008) of discontinued operations cash)	72,969	65,884	90,925

Cash and cash equivalents at end of year (includes $485 (2010), $1,295 (2009), $1,676 (2008) of discontinued operations cash)	150,829	72,969	65,884

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Changes in Consolidated Total Equity

	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Common Shares Held By A Subsidiary	Total Comprehensive Income/ (Loss)	Non- Controlling Interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2008	—	424	181	515,307	302,369	30,431	(181)		1,754	850,285

Issuance of class A common shares in direct offering, net of issuance costs	—	86	—	52,428	—	—	—		—	52,514
Share based compensation	—	—	—	2,800	—	—	—		—	2,800
Stock options exercised	—	—	—	192	—	—	—		—	192
Dividends on common shares	—	—	—	—	(4,247)	—	—		—	(4,247)
Comprehensive loss:
Net loss on common shares	—	—	—	—	(26,551)	—	—	(26,551)	197	(26,354)
Other comprehensive loss	—	—	—	—	—	(90,641)	—	(90,641)	8	(90,633)
								(117,192)
Dividends to non-controlling interest	—	—	—	—	—	—	—		(388)	(388)

Balance, December 31, 2008	—	510	181	570,727	271,571	(60,210)	(181)		1,571	784,169

Issuance of class A common shares in public offering, net of issuance costs	—	259	—	140,642	—	—	—		—	140,901
Share based compensation	—	—	—	4,121	—	—	—		—	4,121
Stock options exercised	—	—	—	15	—	—	—		—	15
Comprehensive loss:
Net loss on common shares	—	—	—	—	(68,797)	—	—	(68,797)	60	(68,737)
Other comprehensive income	—	—	—	—	—	20,396	—	20,396	(47)	20,349
								(48,401)
Acquisition of non-controlling interest	—	—	—	(525)	—	—	—		185	(340)

Balance, December 31, 2009	—	769	181	714,980	202,774	(39,814)	(181)		1,769	880,478
Issuance of class A common shares in public offering, net of issuance costs	—	253	—	247,799	—	—	—		—	248,052
Share based compensation	—	—	—	5,713	—	—	—		—	5,713
Stock options exercised	—	1	—	—	—	—	—		—	1
Comprehensive loss:
Net loss on common shares	—	—	—	—	(62,759)	—	—	(62,759)	179	(62,580)
Other comprehensive income	—	—	—	—	—	1,229	—	1,229	(26)	1,203
								(61,530)

Balance, December 31, 2010	—	1,023	181	968,492	140,015	(38,585)	(181)		1,922	1,072,867

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

At December 31, 2010, OEH owned or invested in 41 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, a stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, and a river cruise ship in Burma and five canal boats in France.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the results of operations, financial position and cash flows of the Company and all its majority-owned subsidiaries and variable interest entities in which OEH is the primary beneficiary.  The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OEH, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.  Unconsolidated companies that are 20% to 50% owned are accounted for on an equity basis.

“FASB” means Financial Accounting Standards Board.  “ASC” means the Accounting Standards Codification of the FASB and “ASU” means an Accounting Standards Update of the FASB.

Discontinued operations

As reported in Note 2, OEH has presented certain activities within discontinued operations and, accordingly, the results of these activities have been reflected as discontinued operations for all periods presented. These activities are the hotels Bora Bora Lagoon Resort, Lapa Palace, Windsor Court, Lilianfels Blue Mountains and Hôtel de la Cité, the restaurant La Cabana, and two Internet-based companies, Luxurytravel.com UK Ltd. and O.E. Interactive Ltd.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

Cash proceeds from sale of discontinued operations

OEH has reclassified an item it had previously reported in the consolidated statements of cash flows for the periods presented. Proceeds from the sales of discontinued operations previously classified as investing activities from continuing operations have been presented in net cash flows from investing activities from discontinued operations. There has been no change to the total reported in net cash used in investing activities for the periods presented. The amounts of reclassification are $67,446,000 and $nil in 2009 and 2008, respectively. The reclassification has no impact on the statements of consolidated operations, consolidated balance sheets, or changes in cash or cash equivalents reported for the years presented.

Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for properties in French West Indies, Brazil, Peru and one property in Mexico, where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing of a subsidiary that is considered to be long-term in nature are accounted for and are also recorded in other comprehensive income/(loss) as they are considered part of the net investment in the subsidiary.  Foreign currency transaction gains and losses are recognized in earnings as they occur.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates include, among others, the allowance for doubtful accounts, fair value of derivative instruments, estimates for determining the fair value of goodwill, long-lived and other intangible asset impairment, stock compensation, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes, and contingencies, projected revenue and costs for real estate revenue recognition.  Actual results may differ from those estimates.

Share-based compensation

Share-based compensation expense for OEH’s share-based payment awards is recognized in earnings on a straight-line basis over the requisite service period of the award.  Compensation expense for performance share awards is recognized when it becomes probable that the performance criteria, if any, specified in the awards will be achieved.  The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period of the award.  The grant date fair value of share-based payment awards is determined using the Black-Scholes model.  See Note 16.

Under its 2007 performance share plan and 2009 share award and incentive plan, the Company granted share-based payment awards with performance and market conditions to certain employees during the three years ended December 31, 2010.  The fair value of the awards at the grant date is determined using the Monte Carlo simulation model.  For awards with market conditions, the conditions are incorporated into the calculations, and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

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

Real estate revenue recognition

Revenue from real estate activities represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting, provided that all the requirements prescribed by the accounting guidance have been met.  Revenue related to projects still under construction is recognized under the percentage-of-completion method where all criteria have been met.  For sales that do not meet these criteria, revenue is deferred.

During the three months ended December 31, 2008, the downturn in the global economy resulted in a slowdown in the condominium apartment sales at Porto Cupecoy compared to prior estimates.  Accordingly, OEH’s management concluded that it was no longer possible to estimate reasonably total project sales proceeds and profits and, therefore, revenue on the Porto Cupecoy project could no longer be recorded using the percentage-of-completion method.

Effective October 1, 2008, revenue on the Porto Cupecoy project is accounted for as deposits until the criteria required by the accounting guidance are met.  Under this method, all project-related costs are accumulated on the balance sheet as real estate assets held for sale and all customer sales proceeds are deferred on the balance sheet as deposits.

Revenue and costs previously recognized in OEH’s consolidated statements of operations were reversed in the three months ended December 31, 2008, in the following amounts:

	Three months ended			Year ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total Reversal
	$’000	$’000	$’000	$’000	$’000

Revenue	3,730	4,413	3,454	11,597	26,937
Costs	3,868	4,247	3,101	11,216	21,690
Gross profit	(138)	166	353	381	5,247

Starting in 2010, OEH began to recognize revenues from Porto Cupecoy as the development was substantially completed and units were being occupied as sales were completed.

Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. This interest income specifically related to Hotel Ritz, Madrid in 2010 and Charleston Place Hotel in 2008, and amounted to $372,000 in 2010 (2009-$nil; 2008-$12,608,000). See Note 3.

Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects), and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $33,480,000 in 2010 (2009-$28,923,000; 2008-$36,382,000).

Interest expense, net

Interest expense, net includes $1,315,000 of interest income in 2010 (2009-$1,172,000; 2008-$1,597,000). OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $3,130,000 in 2010 (2009-$5,275,000; 2008-$7,628,000).

Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction gain of $5,686,000 in 2010 (2009 — loss of $1,067,000; 2008 — gain of $4,945,000).

Income taxes

OEH accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.

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

In evaluating OEH’s ability to recover deferred tax assets within the jurisdiction from which they arise, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event management were to determine that OEH would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, management would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Management recognizes tax liabilities in accordance with

U.S. GAAP applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from OEH’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.  OEH recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

Earnings per share

Basic earnings per share exclude dilution and are computed by dividing net earnings/(losses) available to common shareholders by the weighted average number of class A and B common shares outstanding for the period. Diluted earnings per share reflect the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares of stock if share options were exercised and share-based awards were converted into common shares. The number of shares used in computing basic and diluted earnings per share was as follows (in thousands):

Year ended December 31,	2010 ‘000	2009 ‘000	2008 ‘000

Basic	91,545	68,046	43,443
Effect of dilution	—	—	—

Diluted	91,545	68,046	43,443

For the three years ended December 31, 2010, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in all periods and the effect of their inclusion would be anti-dilutive. The number of share options and share-based awards excluded from the weighted average shares outstanding were as follows:

Year ended December 31,	2010 ‘000	2009 ‘000	2008 ‘000

Share options	2,159,624	1,367,530	611,235
Share-based awards	577,204	363,373	60,628

	2,736,828	1,730,903	671,863

The numbers of share options and share-based awards at December 31, 2010 were 3,461,070 (2009—2,350,422; 2008—1,059,315).

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Descriptions	Useful lives
Buildings	Up to 60 years and 10% residual value
Tourist trains	Up to 75 years
River cruise ship and canal boats	25 years
Furniture, fixtures and equipment	5 to 25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

Certain art and antiques are not depreciated.

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

Impairment of long-lived assets

OEH management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.  OEH evaluates the carrying value of long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to OEH’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

Investments

Investments include equity interests in and advances to unconsolidated companies.

Goodwill and other intangible assets

Goodwill is not amortized and must be evaluated at least annually to determine impairment. Goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference. The determination of impairment incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with ASC 350.

Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  OEH’s customer base is comprised of numerous customers across different geographic areas.

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations.  Net funded status is recognized on the balance sheet and any unrecognized prior service costs, experience gains and losses, or transition obligation are reported as a component of other comprehensive income/(loss) in shareholders’ equity. See Note 12.

In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.  The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (United Kingdom Government issued securities) of long-term duration since the plan operates in the U.K.

Management reviews OEH’s actual asset allocation on an annual basis and rebalances investments to targeted allocations when considered appropriate.  While the analysis considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

Management continues to monitor and evaluate the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.

Derivative financial instruments

All derivative instruments are recorded on the balance sheet at fair value.  If a derivative instrument is not designated as a hedge for accounting purposes, the fluctuations in the fair value of the derivative are recorded in earnings.

If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative is recorded in a component of accumulated other comprehensive income/(loss) and is recognized in the statements of consolidated operations when the hedged item affects earnings.  The ineffective portion of a hedging derivative’s change in the fair value will be immediately recognized in earnings.

OEH management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the balance sheet or to specific firm commitments.  OEH links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheet.  OEH management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are designated in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.  Should it be determined that a derivative is not highly effective as a hedge, OEH will discontinue hedge accounting prospectively and amounts held in accumulated other comprehensive income would be recognized within interest expense.

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

Hedges of net investments in foreign operations are accounted for similarly to cash flow hedges.  Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recorded in other comprehensive income/(loss) within foreign currency translation adjustment.  The gain or loss relating to the ineffective portion will be recognized immediately in earnings within foreign currency gains and losses.  Gains and losses deferred in other comprehensive income/(loss) are recognized in earnings upon disposal of the foreign operation.  OEH links all hedges that are designated as net investment hedges to specifically identified net investments in foreign subsidiaries.

Fair value measurements

Guidance on fair value measurements and disclosures (i) applies to certain assets and liabilities that are being measured and reported on a fair value basis, (ii) defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure about fair value measurements and (iii) enables the reader of the financial statements to assess the inputs to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

Guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, namely quoted market prices in active markets for identical assets or liabilities (Level 1), observable market-based inputs or unobservable inputs that are corroborated by market data (Level 2), and unobservable inputs that are not corroborated by market data (Level 3).

OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and as transfers out at their fair values at the end of the period.

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been included in the Level 3 category.

Recent accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adding a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company’s adoption of the provisions of this amendment during the quarter ended March 31, 2010 did not have a material impact on the Company’s financial statement disclosures.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets, modifying the derecognition guidance and eliminating the exemption from consolidation for qualifying special-purpose entities. The Company adopted the provisions of the amendment during the quarter ended March 31, 2010, and there was no impact on the Company’s consolidated results of operations and financial position.

The Company is considering the guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010, and is not expected to have a material impact on the Company’s financial statements.

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. OEH will adopt ASU 2010-28 for impairment tests performed in periods beginning after December 15, 2010, and OEH is currently evaluating the impact of this adoption of the ASU on its consolidated financial statements.

2.                 Discontinued operations

(a)    Lilianfels Blue Mountains

On January 29, 2010, OEH completed the sale of the property and operations of Lilianfels Blue Mountains in Katoomba, Australia for a cash consideration of $18,667,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $7,183,000 (including a $7,292,000 transfer of foreign currency translation gain from other comprehensive income) which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale:

January 29, 2010 $’000
Property, plant and equipment, net	18,582
Net working capital surplus	66
Other assets	158
Deferred income taxes	(730)
Net assets	18,076
Transfer of foreign currency translation gain	(7,292)
10,784
Consideration:
Cash	18,667
Less: costs to sell	(700)
17,967

Gain on sale	7,183

Results of discontinued operations of Lilianfels Blue Mountains are as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Revenue	856	9,555	9,659

(Losses)/earnings before tax and gain on sale	(132)	246	(270)
Gain on sale/(impairment)	7,183	(10,357)	—

Earnings/(losses) before tax	7,051	(10,111)	(270)
Tax provision	—	1,847	(201)

Net earnings /(losses) from discontinued operations	7,051	(8,264)	(471)

In the year ended December 31, 2009, OEH identified a non-cash property, plant and equipment impairment charge of $9,809,000 in respect of Lilianfels Blue Mountains. The carrying value of the assets was written down to the fair value based on management’s best estimate. In addition, an impairment of goodwill of $548,000 was recognized in the first quarter of 2009.

(b)          La Cabana

On May 25, 2010, OEH completed the sale of the restaurant La Cabana in Buenos Aires, Argentina for cash consideration of $2,712,000. The restaurant was a part of OEH’s hotels and restaurants segment. The disposal resulted in a loss on sale of $460,000 (including a $294,000 transfer of foreign currency gain from other comprehensive income) which is reported within earnings/(losses) from discontinued operations, net of tax. The assets of La Cabana were sold in December 2009 and the shares in the restaurant-owning company in May 2010.

The following is a summary of the net assets sold and loss on sale:

May 25, 2010 $’000
Property, plant and equipment, net	2,985
Net working capital surplus	170
Other assets	43
Net assets	3,198
Transfer of foreign currency translation gain	(294)
2,904
Consideration:
Cash	2,712
Less: costs to sell	(268)
2,444

Loss on sale	(460)

Results of discontinued operations of La Cabana are as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Revenue	—	1,143	1,834

Losses before tax and gain on sale	—	(627)	(800)
Loss on sale/impairment	(460)	(5,368)	—

Losses before tax	(460)	(5,995)	(800)
Tax provision	—	—	—

Net losses from discontinued operations	(460)	(5,995)	(800)

An impairment loss of $5,368,000 was recognized for La Cabana tangible assets in the year ended December 31, 2009, to reflect the level of offers being received on the restaurant.

(c)          Lapa Palace Hotel

On June 2, 2009, OEH sold the shares in its Lapa Palace Hotel subsidiary in Lisbon, Portugal for $41,983,000. The hotel was a part of OEH’s hotels and restaurants segment.  Of the sale price, $26,287,000 was received in cash on the date of sale and the remaining amount was received in 2010. The disposal resulted in a gain on sale of $4,826,000 (including a $6,719,000 transfer of foreign currency gain from other comprehensive income/(loss)) which is reported within losses from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale:

June 2, 2009 $’000

Cash	1,303
Property, plant and equipment, net	43,333
Net working capital deficit	(281)
Loans	(715)
Deferred income tax	(965)

Net assets	42,675
Reversal of foreign currency translation gain	(6,719)

35,956

Consideration:
Cash	26,287
Deferred, discounted to present value	15,394
Less: costs to sell	(899)

40,782

Gain on sale	4,826

Results of discontinued operations of the Lapa Palace Hotel are as follows, with 2010 earnings relating to interest income:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Revenue	—	2,860	12,457

Earnings/(losses) before tax and gain on sale	280	(827)	64
Gain on sale/impairment	—	4,826	(1,028)

Earnings/(losses) before tax	280	3,999	(964)
Tax provision	—	—	(711)

Net earnings/(losses) from discontinued operations	280	3,999	(1,675)

(d)          Windsor Court Hotel

On October 2, 2009, OEH sold the net assets of Windsor Court Hotel in New Orleans, Louisiana for a cash consideration of $44,250,000. The hotel was a part of OEH’s hotels and restaurants segment.  The disposal resulted in a loss on sale of $1,089,000 which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of the net assets sold and loss on sale recorded in 2009:

October 2 2009 $’000

Property, plant and equipment, net	43,040
Net working capital surplus	928
Deferred costs	459

Net assets	44,427

Consideration:
Cash	44,250
Less: working capital adjustment	(266)
Less: costs to sell	(646)

43,338

Loss on sale	1,089

Results of discontinued operations of Windsor Court Hotel are as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Revenue	—	16,963	23,904

Losses before tax and loss on sale	(1,699)	(25,597)	(7,052)
Loss on sale	—	(1,089)	—

Losses before tax	(1,699)	(26,686)	(7,052)
Tax benefit	—	6,114	2,302

Net losses from discontinued operations	(1,699)	(20,572)	(4,750)

In 2010, a loss of $1,699,000 at Windsor Court Hotel was recorded following settlement of an insurance claim for $500,000, resulting in a write-off of costs above that amount.

(e)          Assets held for sale: Bora Bora Lagoon Resort, Hôtel de la Cité, and O.E. Interactive/Luxurytravel.com

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort. The property sustained damage as a result of a cyclone in February 2010 and is currently closed.  The property continues to be actively marketed and is saleable in its current condition as land for future development. OEH engaged additional selling agents who are appropriately incentivized to sell the property within one year, which OEH expects to achieve, and is currently in discussions with interested parties.

In November 2010, OEH decided to sell Hôtel de la Cité in Carcassonne, France which is included in the hotels and restaurants segment. OEH is currently in negotiation to complete the sale of this hotel.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on an offer from a third party to purchase them.  This sale is expected to be completed in the first half of 2011.

The hotels and Internet-based companies have been classified as held for sale and their results have been presented as discontinued operations for all periods presented.

Summarized operating results of the hotels and Internet-based companies held for sale are as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Revenue	6,729	13,124	16,561

Losses before tax and impairment	(633)	(3,314)	(5,492)
Impairment loss/other	(5,754)	(16,510)	(12,556)

Losses before tax	(6,387)	(19,824)	(18,048)
Tax benefit/(provision)	1,684	2,043	(7,010)

Net losses from discontinued operations	(4,703)	(17,781)	(25,058)

In the year ended December 31, 2010, OEH settled outstanding claims with its insurance carrier regarding damages sustained at Bora Bora Lagoon Resort and has recorded an insurance gain of $5,750,000 in the year. This gain was offset by restructuring and inventory impairment charges.  The restructuring charges included a restructuring provision of $2,187,000 for an employee severance scheme completed in 2010. OEH also recorded an impairment of $459,000 due to obsolete inventory.

In the year ended December 31, 2009, impairment losses were recognized for Bora Bora Lagoon Resort tangible assets of $16,510,000 to reflect the level of offers being received for the purchase of the hotel.

In the year ended December 31, 2010, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $5,989,000 in respect of Hôtel de la Cité.  The carrying values of the assets were written down to the fair value to reflect the level of offers received on the hotel and the price at which OEH is currently negotiating a sale completion.

In the year ended December 31, 2010, OEH identified and recorded a non-cash intangible asset impairment charge of $1,070,000 in respect of the two Internet-based businesses. The carrying values of the intangible assets were written down to reflect the level of offers being received.

Assets and liabilities of the hotels and Internet-based companies that have been classified as held for sale consisted of the following:

December 31,	2010 $’000	2009 $’000

Current assets	4,565	6,683
Other assets	1,029	2,164
Property, plant and equipment, net of depreciation	28,351	55,511

Total assets held for sale	33,945	64,358

Liabilities held for sale	(2,910)	(14,646)

Prior year comparatives include balances of Windsor Court Hotel which was sold in October 2009: $2,034,000 of current assets, $9,000 of other assets and $202,000 of liabilities. Prior year comparatives also include balances of Lilianfels Blue Mountains which was sold in January 2010: $1,293,000 of current assets, $109,000 of other assets, $18,916,000 of fixed assets and $8,152,000 of liabilities. In addition, prior year comparatives include liabilities of $157,000 relating to Lapa Palace Hotel which was sold in June 2009.

3.           Variable interest entities

In accordance with the guidance for the consolidation of a VIE, OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a VIE. OEH’s analysis includes both quantitative and qualitative considerations. OEH bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements. OEH also uses its qualitative analysis to determine if OEH is the primary beneficiary of the VIE.

Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that effective December 31, 2008, the hotel no longer qualified for certain scope exemptions under ASC 810-10 because OEH’s share of loans provided to the hotel had increased and OEH provides a majority of subordinated financial support.  OEH further concluded that it is the primary beneficiary of this VIE as defined in ASC 810-10 because OEH is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.  OEH has consolidated the VIE effective December 31, 2008. The results of the operation of Charleston Place Hotel were included in the consolidated financial statements of OEH from January 1, 2009 and therefore any intercompany transactions were eliminated from that date.

These conclusions have not changed as a result of subsequently issued accounting guidance of the FASB which requires an assessment of OEH’s ability to direct the activities that most significantly impact the VIE’s economic performance.

The carrying amounts of consolidated assets and liabilities of Charleston Center LLC included within OEH’s consolidated balance sheets as of December 31, 2010 and 2009 are summarized as follows:

December 31,	2010 $’000	2009 $’000

Current assets	5,897	5,027
Property, plant and equipment	188,502	192,682
Goodwill	40,395	40,395
Other assets	2,823	1,612
Total assets	237,617	239,716

Current liabilities	(17,827)	(17,940)
Third-party debt, including $1,775 and $165 current portion	(92,304)	(79,469)
Deferred income taxes	(61,835)	(64,100)
Total liabilities	(171,966)	(161,509)

Net assets (before amounts payable to OEH of $94,141 and $107,362)	65,651	78,207

4.            Significant acquisitions, dispositions and investments

(a)          Acquisitions

2010 Acquisitions

Grand Hotel Timeo and Villa Sant’Andrea

On January 22, 2010, OEH acquired 100% of the share capital of two hotels in Taormina, Sicily (Italy) — the Grand Hotel Timeo and the Villa Sant’Andrea — at a purchase price of €41,874,000 ($59,162,000) comprised of agreed consideration of €81,512,000 ($115,165,000) less existing indebtedness assumed and including estimated contingent consideration.  OEH purchased the two hotels to enhance both its presence in the Italian hotel market and its portfolio of leading luxury hotels globally.  No intangible assets were identified and the goodwill arising from the acquisition consists largely of profit growth opportunities these hotels are expected to generate. All of the goodwill was assigned to OEH’s hotels and restaurants segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

OEH performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities as at January 22, 2010, which was finalized in the quarter ended December 31, 2010. This resulted in a $468,000 increase in goodwill from settlement of outstanding tax positions and working capital items with the vendor of the property.

The following table summarizes the consideration paid for the hotels and the fair values of the assets acquired and liabilities assumed, converted to U.S. dollars at the exchange rate effective at the date of acquisition:

Fair value on January 22, 2010 $’000
Consideration:

Total agreed consideration	115,165
Less: Existing debt assumed	(61,654)
Plus: Contingent additional consideration	5,651
Purchase price	59,162

Assets acquired and liabilities assumed:

Cash and cash equivalents	45
Property, plant and equipment	101,173
Inventories	215
Prepaid expenses and other	406
Other assets	1,434
Accrued liabilities	(8,968)
Deferred income taxes	(10,541)
Other liabilities	(304)
Long-term debt	(61,654)
Goodwill	37,356
Net assets acquired	59,162

Acquisition-related costs which are included within selling, general and administrative expenses for the year ended December 31, 2010 were $684,000. The purchase price of €41,874,000 ($59,162,000), net of contingent consideration of €4,000,000 ($5,651,000) described below, was €37,874,000 ($53,509,000) which was funded by cash payments and new indebtedness totaling €32,843,000 ($46,400,000), vendor financing of €5,000,000 ($7,064,000) and cash acquired of €31,000 ($45,000).

The acquisition of the two hotels has been accounted for using the purchase method of accounting for business combinations.  The results of operation of the hotels have been included in the consolidated financial results since the date of acquisition.

OEH has agreed to pay the vendor up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) (determined using an income approach) based on an analysis of the likelihood of the conditions for payment being met.

The following table presents information for Grand Hotel Timeo and Villa Sant’Andrea included in OEH’s consolidated statements of operations from the acquisition date:

Year ended December 31,	2010 $’000
Revenue	10,960
Losses from continuing operations	(3,491)

As the acquisition of the Grand Hotel Timeo and Villa Sant’Andrea occurred on January 22, 2010, the pro forma results of operations for the year ended December 31, 2010, assuming acquisition of these hotels had taken place at the beginning of 2010, would not differ significantly from actual reported results. OEH is not able to provide reliable supplemental pro forma information as if the acquisition had occurred on January 1, 2009.

Land at La Samanna

In June 2010, OEH purchased land adjacent to La Samanna in St. Martin from a third party. The consideration paid was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development. Presented below is a summary of the transaction:

June 30, 2010 $’000

Non-cash value of assets exchanged	2,932
Cash paid	1,641
Assumed basis for land received	4,573

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

(b)          Investments in unconsolidated companies

In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land and to purchase the remaining 50% of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. OEH is currently in negotiation to recover its investment in the project based on the municipality’s decision to purchase the land.

Investments represent equity interests of 50% or less and in which OEH exerts significant influence but does not consolidate.  OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method.

OEH’s investments in and loans and advances to unconsolidated companies amounted to $60,428,000 at December 31, 2010 (2009-$58,432,000). OEH’s earnings from unconsolidated companies, net of tax were $2,258,000 in 2010 (2009-$4,183,000; 2008-$16,771,000).  See Note 20.

Summarized financial data for unconsolidated companies are as follows:

December 31,	2010 $’000	2009 $’000

Current assets	52,908	64,040
Property, plant and equipment, net	342,207	347,198
Other assets	4,695	5,050

Total assets	399,810	416,288

Current liabilities	165,416	45,581
Long-term debt	33,099	175,487
Other liabilities	91,123	71,271

Total shareholders’ equity	110,172	123,949

Total liabilities and shareholders’ equity	399,810	416,288

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Revenue	113,953	125,173	209,093
Earnings from operations before net finance costs	19,602	22,497	44,789
Net earnings	3,977	8,659	8,645

Included in unconsolidated companies are OEH’s hotel and rail joint ventures in Peru, under which OEH and the other 50% participant must contribute equally additional equity capital needed for the businesses.  If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company.  OEH also has rights to purchase the other participant’s interests, exercisable in limited circumstances such as its bankruptcy.

The Company has guaranteed, through 2012, $2,571,000 of the debt obligations of the rail joint venture in Peru and, through 2016, additional debt obligations of $10,416,000. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,508,000 through April 2011. The Company has also guaranteed, through 2011, a $3,000,000 working capital facility to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment. Additionally, OEH has guaranteed $10,062,000 of the interest and principal obligations and $550,000 of a working capital loan facility of Hotel Ritz, Madrid in which OEH has a 50% equity investment.

The Company has contingently guaranteed, through 2016, $14,796,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2016, a further $11,160,000 of its debt obligations.  The guarantees are contingent because they may only be enforced in the event there is a change in control of the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

A portion amounting to $22,946,000 of the long-term debt of the Peru hotel joint venture company at December 31, 2010 has been classified within current liabilities of the joint venture as it was out of compliance with the financial covenants in its loan facilities. Discussions with the banks are ongoing.

Due to the downturn in the travel and hospitality industry in Europe and elsewhere, operating results of Hotel Ritz in Madrid were lower than expected in the three months ended December 31, 2008.  The earnings forecast for the next few years was revised and an impairment assessment performed on OEH’s 50% investment in the hotel company.  At December 31, 2008, an impairment loss of $22,992,000 was recognized relating to OEH’s investment in this hotel.  The fair value of OEH’s investment was estimated using the hotel’s discounted future cash flow.

5.            Real estate impairment

Real estate assets at December 31, 2010 included condominiums remaining to be sold at Porto Cupecoy on the Dutch side of St. Martin.  In addition, OEH transferred marina and commercial property assets at Porto Cupecoy previously held as property, plant and equipment into real estate assets in 2010, as management has concluded that these assets will be sold rather than held for use.  See Note 6.

OEH records impairment charges against the carrying value of real estate assets if the carrying value exceeds the estimated selling price less costs to sell.  For the year ended December 31, 2010, OEH determined that the fair value of real estate assets of Porto Cupecoy was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $24,616,000 (computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed).  This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project, a change in the estimate of the project’s estimated costs to complete the entire development and the reclassification of the marina and commercial units (as such assets were previously held at cost less depreciation).

In addition, OEH recorded in 2010 an impairment charge against the carrying value of the two model homes at the residential home sites on Keswick Estate adjacent to Keswick Hall in Virginia.  This non-cash impairment charge of $1,600,000 resulted from, primarily, recent offers on one of the two model homes that did not exceed the carrying value of those assets.

6.            Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

December 31,	2010 $’000	2009 $’000

Land and buildings	1,138,139	1,058,211
Machinery and equipment	191,664	182,772
Fixtures, fittings and office equipment	197,062	178,724
River cruise ship and canal boats	19,166	18,736

	1,546,031	1,438,443
Less: accumulated depreciation	(277,209)	(246,912)

	1,268,822	1,191,531

The major classes of assets under capital leases included above are as follows:

December 31,	2010 $’000	2009 $’000

Freehold and leased land and buildings	4,614	15,821
Machinery and equipment	940	2,640
Fixtures, fittings and office equipment	446	2,746

	6,000	21,207
Less: accumulated depreciation	(1,492)	(4,782)

	4,508	16,425

As of December 31, 2010, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $188,502,000 (2009-$192,682,000) is separately disclosed on the balance sheet.  See Note 3.

In the year ended December 31, 2010, OEH management concluded that marina and commercial property assets with a carrying value of $24,662,000 at Porto Cupecoy will no longer be held for use and will be sold as part of the Porto Cupecoy project. These assets were consequently transferred to real estate assets. See Note 5.

OEH is currently seeking co-investors in its New York hotel development project or, subject to consent of the New York Public Library, to assign its purchase and development agreements with the Library relating to this project to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project. See Note 17.

For the year ended December 31, 2010, OEH capitalized interest in the amount of $3,130,000 (2009-$5,275,000).

The depreciation charge on property, plant and equipment for the year ended December 31, 2010 was $45,415,000 (2009-$39,397,000; 2008-$33,313,000).

7.            Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

Year ended December 31, 2010	Hotels & Restaurants $’000	Trains & Cruises $’000	Total $’000

Balance as of January 1, 2010	141,226	7,954	149,180
Goodwill on acquisition (see Note 4)	37,356		37,356
Impairment	(5,895)	—	(5,895)
Foreign currency translation adjustment	(3,077)	(66)	(3,143)

Balance as at December 31, 2010	169,610	7,888	177,498

Year ended December 31, 2009	Hotels & Restaurants $’000	Trains & Cruises $’000	Total $’000

Balance as of January 1, 2009	145,829	7,673	153,502
Impairment	(6,287)	—	(6,287)
Foreign currency translation adjustment	1,684	281	1,965

Balance as at December 31, 2009	141,226	7,954	149,180

The gross goodwill amount at January 1, 2010 was $161,103,000 (2009- $159,138,000) and the accumulated impairment at that date was $11,923,000 (2009-$5,636,000). All impairments to that date related to hotel and restaurant operations.

During the year ended December 31, 2010, OEH identified non-cash goodwill impairments of $5,895,000 at two hotels. Management’s estimates considered future profitability of the businesses, future growth rates and the related discount rates.  OEH determined these impairments were triggered in each case due to performance that required a reassessment.  There were no goodwill impairments recorded as part of OEH’s annual impairment analysis.  The impairment loss consisted of the following:

$’000

La Samanna	5,401
Napasai	494

5,895

During the first quarter of 2009, OEH finalized its 2008 impairment analysis and identified a non-cash goodwill impairment charge of $6,287,000 in addition to the estimated impairment loss of $5,636,000 included in its annual December 31, 2008 results referred to below, as follows:

$’000

Miraflores Park Hotel	3,208
Casa de Sierra Nevada	2,805
Observatory Hotel	274

6,287

In addition, an impairment charge of $213,000 was made in respect of trade names owned by the Casa de Sierra Nevada, bringing the total impairment charge to $6,500,000 in the year ended December 31, 2009.

At the date of filing the Company’s annual report on Form 10-K for the year ended December 31, 2008, OEH had not completed its annual impairment analysis.  Based on the work performed, however, OEH concluded that an impairment loss could be reasonably estimated and recorded a non-cash goodwill impairment charge in continuing operations of $5,551,000 representing its best estimate of the impairment loss present at December 31, 2008, as follows:

$’000

Le Manoir aux Quat’Saisons	5,270
Keswick Hall	281

5,551

8.            Other intangible assets

Other intangible assets consist of the following as of December 31, 2010 and 2009:

Year ended December 31, 2010	Favorable lease assets $’000	Trade names $’000	Total $’000

Carrying amount:
Balance as of January 1, 2010	13,046	7,100	20,146
Foreign currency translation adjustment	457	—	457

Balance as at December 31, 2010	13,503	7,100	20,603

Accumulated amortization:
Balance as of January 1, 2010	1,210	—	1,210
Charge for the year	358	—	358
Foreign currency translation adjustment	48	—	48

Balance as at December 31, 2010	1,616	—	1,616

Net book value:
As at December 31, 2009	11,836	7,100	18,936

As at December 31, 2010	11,887	7,100	18,987

Year ended December 31, 2009	Favorable lease assets $’000	Trade names $’000	Total $’000

Carrying amount:
Balance as of January 1, 2009	11,925	7,318	19,243
Impairment	—	(213)	(213)
Foreign currency translation adjustment	1,121	(5)	1,116

Balance as at December 31, 2009	13,046	7,100	20,146

Accumulated amortization:
Balance as of January 1, 2009	790	—	790
Charge for the year	326	—	326
Foreign currency translation adjustment	94	—	94

Balance as at December 31, 2009	1,210	—	1,210

Net book value:
As at December 31, 2008	11,135	7,318	18,453

As at December 31, 2009	11,836	7,100	18,936

The Internet-based businesses O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. were classified as assets held for sale in the year ended December 31, 2010.  Internet sites intangible assets for those two entities were transferred to assets held for sale.  See Note 2.

Favorable lease intangible assets are amortized over the term of the lease. The longest lease has a term of 50 years and the average remaining lease term is 28 years.

Amortization expense for the year ended December 31, 2010 was $358,000 (2009-$326,000; 2008-$338,000).

Estimated amortization expense for each of the years 2011 to 2015 is $358,000.

9.            Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

December 31,	2010 $’000	2009 $’000

Unsecured working capital facilities, with a weighted average interest rate of 9.00% and 4.22%, respectively	1,174	6,666

OEH had approximately $13,286,000 of working capital lines of credit at December 31, 2010 (2009-$37,243,000) issued by various financial institutions and having various expiration dates, of which $12,112,000 was undrawn (2009-$30,577,000).

10.          Long-term debt and obligations under capital leases

(a)          Long-term debt

Long-term debt consists of the following:

December 31,	2010 $’000	2009 $’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 22 years, with a weighted average interest rate of 4.61% and 3.33%, respectively	630,952	720,197
Obligations under capital lease (see Note 10(b))	5,189	12,068

	636,141	732,265
Less: current portion	124,805	173,223

	511,336	559,042

Included in the current portion of long-term debt is $28,000,000 related to a revolving credit facility which, although falling due within 12 months, is available for re-borrowing throughout the period of the loan facility which is repayable in 2012. Included in the current portion of long-term debt at December 31, 2009 was $114,083,000 related to revolving credit facilities which, although falling due within 12 months, were available for re-borrowing throughout the period of the loan facilities which were repayable in 2011 and 2012.

In connection with the acquisition of the two hotels in Sicily, Italy, in January 2010, OEH assumed $61,654,000 of existing debt.  At December 31, 2010 this assumed debt totaled $57,662,000.

Two loans totaling $113,400,000 were refinanced in 2010 with two new loans totaling $122,900,000, one of which matures in approximately three years, and the other has a maturity of three years, with two one-year extension options available to OEH.  A further loan totaling €238,700,000 ($320,200,000 at the exchange rate at December 31, 2010) has been refinanced in 2010 with two new loan facilities totaling €187,500,000 ($251,500,000 at the exchange rate of December 31, 2010), which have maturities of three and five years.  These four new loans were funded in October and November 2010. Altogether, these refinancings required a net repayment, excluding fees, of $59,200,000, which was paid out of cash resources. The refinancing of the facilities has been treated as an extinguishment of debt and resulted in the write-off of deferred financing costs of $1,287,000.

Most of OEH’s loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower, with the loan guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants. Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA tests.  Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on the performance of OEH on a consolidated basis. The covenants include a quarterly interest coverage test and a quarterly net worth test.

At December 31, 2010, OEH was in compliance with all financial covenants.  One unconsolidated joint venture company, however, was out of compliance. See Note 4.

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2010:

Year ended December 31,	$’000

2011	124,668
2012	121,313
2013	160,286
2014	16,228
2015	182,540
2016 and thereafter	25,917

630,952

The Company has guaranteed $391,893,000 of the long-term debt of its subsidiary companies as at December 31, 2010 (2009-$474,902,000).

The fair value of the debt excluding obligations under capital leases at December 31, 2010 has been estimated in the amount of $601,147,000 (2009-$658,851,000).

Deferred financing costs related to the above outstanding long-term debt are $14,297,000 at December 31, 2010 (2009-$9,077,000) and are amortized to interest expense over the term of the corresponding long-term debt. The increase from December 31, 2009 reflects the up-front fees associated with the debt refinanced during 2010.

The debt of Charleston Center LLC, a consolidated VIE, at December 31, 2010 of $92,304,000 (2009-$79,469,000) is non-recourse to OEH and separately disclosed on the balance sheet. See Note 3.

(b)          Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2010:

Year ended December 31,	$’000

2011	438
2012	353
2013	301
2014	306
2015	310
2016 and thereafter	23,994
Minimum lease payments	25,702
Less: amount of interest contained in above payments	(20,513)
Present value of minimum lease payments	5,189
Less: current portion	(137)

5,052

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

11.          Other liabilities

The major balances in other liabilities are as follows:

December 31,	2010 $’000	2009 $’000

Deferred acquisition consideration and other liabilities relating to land at Maroma Resort and Spa	—	1,520
Deferred income on guarantees of bank loans to hotel joint venture in Peru (see note 4)	932	1,607
Interest rate swaps (see note 18)	9,768	3,573
Long-term accrued interest at Charleston Place Hotel	13,540	12,940
Cash-settled stock appreciation rights plan	354	102
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see note 4)	5,501	—

	30,095	19,742

12.          Pension plans

From January 1, 2003, a number of non-U.S. OEH employees participated in a funded defined benefit pension plan in the United Kingdom called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

Year ended December 31,	2010%	2009%	2008%
Discount rate	5.80	5.70	5.70
Expected long-term rate of return on plan assets	6.60	6.50	7.50

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

Year ended December 31,	2010%	2009%
Discount rate	5.40	5.80

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2010 and the yields available on U.K. government bonds at that date.

For equities and corporate bonds, management has assumed that long-term returns will exceed those expected on U.K. government bonds by a risk premium. This is based on historical equity and bond returns over the long term. As these returns are long-term expected returns, the total returns on equities and corporate bonds only vary in line with the U.K. government bond yields and are not further adjusted for current market trends.

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of OEH’s pension plan assets at December 31, 2010 and 2009 by asset category is as follows:

December 31, 2010	Total $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000

Cash	242	242	—	—
Equity securities:
U.K. managed funds	5,277	5,277	—	—
Overseas managed funds	3,978	3,978	—	—
Fixed income securities:
U.K. government bonds	994	994	—	—
Corporate bonds	1,595	1,595	—	—
Other types of investments:
Hedge funds	702	—	702	—
Annuities	1,669	—	—	1,669

	14,457	12,086	702	1,669

December 31, 2009	Total $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000

Cash	246	246	—	—
Equity securities:
U.K. managed funds	4,708	4,708	—	—
Overseas managed funds	3,294	3,294	—	—
Fixed income securities:
U.K. government bonds	345	345	—	—
Corporate bonds	1,637	1,637	—	—
Other types of investments:
Annuities	1,603	—	—	1,603

	11,833	10,230	—	1,603

Fair value measurements using significant unobservable inputs (Level 3) at December 31, 2010 and 2009 are as follows:

Year ended December 31, 2010	Annuities $’000	Total $’000

Beginning balance at January 1, 2010	1,603	1,603
Actual return on assets:
Assets still held at the reporting date	171	171
Purchases, sales and settlements	(66)	(66)
Foreign exchange	(39)	(39)

Ending balance at December 31, 2010	1,669	1,669

Year Ended December 31, 2009	Annuities $’000	Total $’000

Beginning balance at January 1, 2009	—	—
Actual return on assets:
Assets sold during the period	(196)	(196)
Transfers in/out of Level 3	1,799	1,799

Ending balance at December 31, 2009	1,603	1,603

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

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

Year ended December 31,	2010 $’000	2009 $’000
Change in benefit obligation:
Benefit obligation at beginning of year	19,235	15,995
Service cost	—	—
Interest cost	1,067	994
Plan participants’ contributions	—	—
Net transfer in	—	—
Actuarial loss	471	829
Benefits paid	(246)	(506)
Curtailment gain	—	—
Settlement	—	—
Foreign currency translation	(453)	1,923

Benefit obligation at end of year	20,074	19,235

Change in plan assets:
Fair value of plan assets at beginning of year	11,833	8,774
Actual return on plan assets	1,538	1,187
Employer contributions	1,571	1,291
Plan participants’ contributions	—	—
Net transfer in	—	—
Benefits paid	(246)	(506)
Settlement	—	—
Foreign currency translation	(239)	1,087

Fair value of plan assets at end of year	14,457	11,833
Funded status at end of year	(5,617)	(7,402)

Net actuarial loss recognized in other comprehensive loss	12,578	13,190

Amounts recognized in the consolidated balance sheets consist of the following:

December 31,	2010 $’000	2009 $’000

Non-current assets	—	—

Current liabilities	—	—

Non-current liabilities	5,617	7,402

Amounts recognized in other comprehensive income/(loss) consist of the following:

Year ended December 31,	2010 $’000	2009 $’000

Net loss	(9,806)	(10,421)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in other comprehensive loss	(9,806)	(10,241)

The following table details certain information with respect to OEH’s U.K. defined benefit pension plan:

Year ended December 31,	2010 $’000	2009 $’000

Projected benefit obligation	20,074	19,235

Accumulated benefit obligation	20,074	19,235

Fair value of plan assets	14,457	11,833

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Service cost	—	—	—
Interest cost on projected benefit obligation	1,088	994	1,160
Expected return on assets	(805)	(645)	(1,103)
Net amortization and deferrals	678	620	448

Net periodic benefit cost	961	969	505

OEH expects to contribute $1,871,000 to the U.K. defined benefit pension plan in 2011.  The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2011	1,303
2012	2,722
2013	254
2014	1,099
2015	580
Next five years	3,261

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $595,000.

Also included in the consolidated balance sheet at December 31, 2010 is an amount of $374,000 (2009-$359,000) relating to defined benefit pension obligations at the hotels in Bali, Indonesia.  The accrual was made based on actuarial valuation as at December 31, 2010.  There are no assets to be disclosed.

OEH has another defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  The total number of active members is three, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at December 31, 2007 and updated for foreign exchange rates at December 31, 2010 showed a net pension plan surplus of approximately $90,000 (2009-$81,000) based on fair value of plan assets of $1,558,000 (2009-$1,400,000) and projected benefit obligation of $1,468,000 (2009-$1,319,000). The surplus has not been recognized in the financial statements as it is deemed not recoverable.

Certain employees of OEH are members of the British Rail pension plan, which is a governmental multi-employer defined benefit pension plan.  Total OEH contributions into the plan for 2010 were $63,000 (2009-$63,000; 2008-$74,000).

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows:

Year ended December 31,	2010 $’000	2009 $’000

Employer’s contributions	1,893	1,676

13.          Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in various jurisdictions, the effect of valuation allowances, and uncertain tax positions. The income tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Discrete items which had the most significant impact on the tax rate include a deferred tax charge of $990,000 in 2010 (2009-$5,200,000) arising in respect of foreign exchange gain/loss on Brazilian timing differences, following movements in the exchange rate between the U.S. dollar and Brazilian real.

The provision for income taxes consists of the following:

Year ended December 31, 2010	Pre-Tax (Loss)/ Income $’000	Current $’000	Non- current $’000	Deferred $’000	Total $’000

Bermuda	(16,208)	—	—	—	—
United States	(11,183)	1,510		(1,786)	(276)
Rest of the world	(13,162)	7,618		17,412	25,030
	(40,553)	9,128	—	15,626	24,754

Year ended December 31, 2009	Pre-Tax (Loss)/ Income $’000	Current $’000	Non- current $’000	Deferred $’000	Total $’000

Bermuda	679	—	—	—	—
United States	(3,226)	928	—	(401)	527
Rest of the world	(8,684)	9,413	—	3,136	12,549
	(11,231)	10,341	—	2,735	13,076

Year ended December 31, 2008	Pre-Tax (Loss)/ Income $’000	Current $’000	Non- current $’000	Deferred $’000	Total $’000

Bermuda	(17,735)	—	—	—	—
United States	(854)	1,742	—	(1,994)	(252)
Rest of the world	6,386	7,271	—	(8,851)	(1,580)
	(12,203)	9,013	—	(10,845)	(1,832)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities:

December 31,	2010 $’000	2009 $’000	2008 $’000

Operating loss carryforwards	52,791	47,926	50,977
Pensions	1,517	2,072	2,021
Other	6,975	1,820	2,337
Less: valuation allowance	(28,201)	(6,506)	(3,371)

Net deferred tax assets	33,082	45,312	51,964

Depreciable assets	(195,647)	(187,109)	(196,868)

Deferred tax liabilities	(195,647)	(187,109)	(196,868)

Net deferred tax liabilities	(162,565)	(141,797)	(144,904)

The net deferred tax assets or liabilities are included in other assets or deferred tax liabilities on the consolidated balance sheets, respectively.

A net deferred tax liability of $64,000,000 was recognized at December 31, 2008 on the consolidation of Charleston Center LLC in accordance with ASC 810-10. This liability results from the difference between the tax basis of the hotel’s depreciable assets and the fair value of these assets consolidated in the OEH balance sheet. A net deferred tax liability of $61,835,000 was recognized at December 31, 2010 and is included in the table above.

The gross amount of tax loss carryforwards is $200,152,509 at December 31, 2010 (2009-$205,250,000). Of this amount, $15,238,716 will expire in the five years ending December 31, 2015 and a further $60,061,482 will expire in the five years ending December 31, 2020. The remaining losses of $124,852,311 will expire after December 31, 2020 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against gross deferred tax assets where it is thought more likely than not that the benefits associated with these assets will not be realized.

Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  A liability could arise if amounts are distributed by the subsidiaries or if the subsidiaries are ultimately disposed of.  The amount of temporary differences totaled $73,856,347 at December 31, 2010 (2009-$29,196,470).  It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the temporary differences related to investments in subsidiaries.

OEH’s 2010 tax provision of $24,754,000 (2009-$13,076,000) included a charge of $1,153,000 (2009-$1,097,000) in respect of the provision for uncertain tax positions under ASC 740, including a charge of $547,000 (2009-$349,000) that relates to the potential interest and penalty costs associated with the uncertain tax positions.

The 2010 provision for income taxes included a deferred tax provision of $8,980,000 in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to a $3,135,000 provision in 2009.

Included within the tax provision for 2010 is a net foreign currency loss of $1,305,000 (2009—net foreign currency loss of $5,407,000). The aggregate of foreign currency net gain included in the statement of consolidated operations for 2010 is $4,381,000 (2009 — net foreign currency loss of $6,474,000).

At December 31, 2010, the total amounts of unrecognized tax benefits included the following:

Year ended December 31, 2010	Total $’000	Principal $’000	Interest $’000	Penalties $’000
Balance at January 1, 2010	7,151	4,054	1,219	1,878
Additional uncertain tax provision identified during the year	1,153	606	408	139
Uncertain tax provision on prior year positions	—	—	—	—
Uncertain tax provisions paid or expensed during the year	—	—	—	—
Foreign exchange	(110)	(110)	—	—
Balance at December 31, 2010	8,194	4,550	1,627	2,017

At December 31, 2010, OEH recognized a $8,194,000 liability in respect of its uncertain tax positions. All of this ASC 740 provision arises in jurisdictions in which OEH conducts business other than Bermuda. The balance of uncertain tax benefit at December 31, 2010, if recognized, would affect the effective tax rate.

At December 31, 2009, the total amounts of unrecognized tax benefits included the following:

Year ended December 31, 2009	Total $’000	Principal $’000	Interest $’000	Penalties $’000
Balance at January 1, 2009	11,493	8,180	1,140	2,173
Additional uncertain tax provision identified during the year	1,097	748	254	95
Uncertain tax provision on prior year positions	(4,959)	(4,523)	(83)	(353)
Uncertain tax provisions paid or expensed during the year	(340)	(272)	(68)	—
Foreign exchange	(140)	(79)	(24)	(37)
Balance at December 31, 2009	7,151	4,054	1,219	1,878

At December 31, 2008, the total amounts of unrecognized tax benefits included the following:

Year ended December 31, 2008	Total $’000	Principal $’000	Interest $’000	Penalties $’000
Balance at January 1, 2008	24,025	14,912	2,035	7,078
Additional uncertain tax provision identified during the year	424	167	136	121
Uncertain tax provision on prior year positions	(12,180)	(6,277)	(994)	(4,909)
Uncertain tax provisions paid or expensed during the year	—	—	—	—
Foreign exchange	(776)	(622)	(37)	(117)
Balance at December 31, 2008	11,493	8,180	1,140	2,173

Certain subsidiaries of the Company are subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2010, these subsidiaries are no longer subject to examinations by tax authorities in these jurisdictions for years before 2006.

OEH believes that it is reasonably possible that within the next 12 months the ASC 740 provision will decrease by approximately $500,000 to $1,000,000 as a result of expiration of uncertain tax positions in certain foreign jurisdictions in which OEH operates.

14.                              Supplemental cash flow information and restricted cash

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Cash paid for:
Interest	33,854	35,602	54,995

Income taxes	14,420	14,412	16,248

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2010, 2009 and 2008 (see Note 4), liabilities were assumed as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Fair value of assets acquired	115,165	86	2,996
Cash paid	(46,285)	(86)	(2,996)

Liabilities assumed	(68,880)	—	—

The purchase price, net of contingent consideration, of Grand Hotel Timeo and Villa Sant’Andrea acquired in January 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

OEH entered into a non-cash transaction in June 2010 to purchase land adjacent to its hotel at La Samanna in St. Martin from a third party.  See Note 4.

Restricted cash

Restricted cash was $8,429,000 at December 31, 2010 (2009- $19,894,000), $4,204,000 of which relates to cash deposits required to be held with banks which lend to OEH to support OEH’s payment of interest and principal, $1,558,000 of collateral to support derivatives with a negative mark-to-market position, $1,960,000 (2009-$9,397,000) of escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close, and $707,000 of prepaid customer deposits which will be released to OEH under its revenue recognition policy.

15.                              Shareholders’ equity

(a)                              Public offerings

On November 15, 2010, the Company issued and sold through underwriters 11,500,000 class A common shares in a public offering registered in the United States.  Net proceeds amounted to $117,277,000.

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

(c)                               Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, and (ii) the commencement or announcement of a tender offer or exchange offer by a person for 30% or more of the outstanding class A common shares or 30% or more of the outstanding class B common shares.  At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one-hundredth of a series A junior participating preferred share of the Company at an exercise price of $70 (the “Purchase Price”) for each one one-hundredth of such junior preferred share, subject to adjustment in certain events.  From and after the date on which any person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price.  If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price.  Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 15% beneficial ownership as described above, but less than 50% beneficial ownership.  The rights will expire on June 1, 2020 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares.

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

16.                              Share-based compensation plans

At December 31, 2010, OEH had five share-based compensation plans, which are described below.  The compensation cost that has been charged against earnings for these plans was $5,965,000 for the year ended December 31, 2010 (2009-$4,121,000; 2008-$2,800,000). Cash received from exercised options was $1,000 for the year ended December 31, 2010 (2009-$15,000); 2008-$192,000).

(a)                              2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000 class A common shares, respectively, could be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2010, 78,200 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to 16 persons, and 730,300 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 79 persons.  At December 31, 2010, no shares remain available for future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below.

The total compensation cost related to unexercised options at December 31, 2010 to be recognized over the period January 1, 2011 to December 31, 2013, was $379,000.  The fair value of grants made in the year to December 31, 2010 was $nil (2009-$nil; 2008-$2,099,000).  The fair value of options which became exercisable in the year to December 31, 2010 was $3,514,000. For options which became exercisable during the year, the weighted average remaining contractual life is 5.1 years and the weighted average exercise price is $36.71. The fair value of options which were exercised in the year to December 31, 2010 was $27,000.  Transactions under the 2000 and 2004 plans have been as follows:

Year ended December 31,2010	Shares	Option price $
Outstanding at January 1, 2010	874,950	5.89-59.23
Granted	—
Forfeited	(52,950)	5.89-52.51
Exercised	(13,500)	5.89
Outstanding at December 31, 2010	808,500	5.89-59.23
Exercisable at December 31, 2010	408,800	13.06-42.87

Year ended December 31,2009	Shares	Option price $
Outstanding at January 1, 2009	995,950	5.89-59.23
Granted	—
Forfeited	(114,099)	5.89-59.23
Exercised	(6,901)	5.89
Outstanding at December 31, 2009	874,950	5.89-59.23
Exercisable at December 31, 2009	262,250	13.06-42.87

The options outstanding under the 2000 and 2004 plans at December 31, 2010 were as follows:

Exercise prices $	Outstanding at 12/31/2010	Exercisable at 12/31/2010	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	334,300	—	7.9	5.89	—
13.06	14,250	14,250	1.8	13.06	13.06
13.40	15,000	15,000	2.4	13.40	13.40
14.70	51,500	51,500	3.6	14.70	14.70
19.00	18,750	18,750	0.2	19.00	19.00
28.40	33,000	33,000	4.7	28.40	28.40
28.50	25,000	25,000	4.5	28.50	28.50
34.88	7,800	7,800	5.2	34.88	34.88
34.90	15,500	15,500	5.6	34.90	34.90
35.85	24,600	—	7.7	35.85	—
36.45	11,000	11,000	5.7	36.45	36.45
36.50	33,950	33,950	5.5	36.50	36.50
42.87	14,000	14,000	5.9	42.87	42.87
45.69	25,000	25,000	6.6	45.69	45.69
46.08	21,600	—	7.4	46.08	—
51.90	19,200	—	7.2	51.90	—
52.51	12,850	12,850	6.2	52.51	52.51
52.51	100,250	100,250	6.7	52.51	52.51
52.59	14,450	14,450	6.5	52.59	52.59
59.23	16,500	16,500	6.9	59.23	59.23

	808,500	408,800

The weighted average fair value of options granted during the year ended December 31, 2010 was $nil (2009-$nil; 2008-$4.25).

Estimates of fair values of stock options on the grant dates using the Black-Scholes option pricing model were based on the following assumptions:

Year ended December 31,	2010	2009	2008
Expected share price volatility	—	—	38.9%-47.5%
Risk-free interest rate	—	—	1.67%-3.2%
Expected annual dividends per share	—	—	$0.10
Expected life of stock options	—	—	5 years

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

(b)                              2007 performance share plan

Under the Company’s 2007 performance share plan, awards of up to 500,000 class A common shares could be granted to OEH employees.  The shares covered by the awards are to be issued after at least one year from the grant date upon payment of a nominal amount, subject to meeting performance criteria set forth in the awards.  Awards have also been granted under the plan without any specified performance criteria. When the shares are issued under the awards, the grantees are also entitled to receive a cash equivalent of the dividends, if any, that would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date. At December 31, 2010, no shares remain available for future grants as these have been transferred to the 2009 plan described below.

At December 31, 2010, 284,512 class A common shares were reserved under the plan for issuance pursuant to awards made to 15 persons.

Awards covering a total of 72,070 class A common shares do not specify any performance criteria and will vest as long as the grantees are still directors or employees after three years from the grant date.

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

The total compensation cost related to non-vested awards granted under the plan at December 31, 2010, to be recognized over the period January 1, 2011 to December 31, 2013, was $269,000.  The fair value of grants made in the year to December 31, 2010 was $nil (2009-$1,590,825; 2008-$598,000). The fair value of grants vested in the year to December 31, 2010 was $2,351,000.

The status of the awards as of December 31, 2010 and 2009 and changes during the years then ended are presented as follows:

Year ended December 31,2010	Shares	Weighted average grant date fair value $
Outstanding at January 1, 2010	466,081	5.57
Exercised	(180,744)	8.21
Forfeited	(825)	0.94
Outstanding at December 31, 2010	284,512	3.90

Year ended December 31,2009	Shares	Weighted average grant date fair value $
Outstanding at January 1, 2009	63,365	31.28
Granted	436,635	3.64
Exercised	(5,278)	0.94
Forfeited	(28,641)	5.13
Outstanding at December 31, 2009	466,081	5.57

Estimates of fair values of the awards with performance and market conditions were made using the Monte Carlo valuation model, and estimates of fair values of the awards without performances and market conditions issued were made using Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2010	2009	2008
Expected share price volatility	—	49.00%	33.1%
Risk-free interest rate	—	1.75%	1.76%
Expected annual dividends per share	—	$0.00	$0.10
Expected life of awards	—	1-3 years	3 years

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans.

(c)          2007 stock appreciation rights plan

Under the Company’s 2007 stock appreciation rights plan, stock appreciation rights (“SARs”) may be awarded to eligible employees.  Each award is to be settled in cash measured by the increase (if any) of the publicly-quoted price of the Company’s class A common shares between the date of the award and the third anniversary of that date, multiplied by the number of SARs granted in the individual award.

In the year ended December 31, 2010, OEH awarded 57,455 SARs at a price of $11.44 per SAR vesting in December 2013. In the year ended December 31, 2009, OEH awarded 65,415 SARs at a price of $6.50 per SAR vesting in 2012.  The 2010 SARs have been recorded as liabilities with a fair value of $11,000 at December 31, 2010. No awards were granted under the 2007 plan in the year ended December 31, 2008.

The total compensation cost related to non-vested awards granted under the plan at December 31, 2010, to be recognized over the period January 1, 2011 to December 31, 2013, was $297,000.  The fair value of grants awarded in the year to December 31, 2010 was $308,000. Previous awards of SARs have been recorded as other liabilities with a fair value of $344,000.

Estimates of fair values of the awards were made using the Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2010	2009	2008
Expected share price volatility	55%	49%-50%	—
Risk-free interest rate	1.02%	1.48%-2.69%	—
Expected annual dividends per share	$0.00	$0.00	—
Expected life of awards	3 years	3 years	—

The basis of assumptions was similar to that used for the 2000 and 2009 stock option plans.

(d)          2009 share award and incentive plan

On June 5, 2009, the shareholders of the Company approved a new 2009 share award and incentive plan which replaced the 2000 stock option plan, 2004 stock option plan and 2007 performance share plan (the “Pre-existing Plans”). A total of 1,084,550 class A common shares plus the number of class A common shares subject to outstanding awards under the Pre-existing Plans which become available after June 5, 2009 as a result of expirations, cancellations, forfeitures or terminations, are reserved for issuance for awards under the 2009 share award and incentive plan. On June 3, 2010 the Company’s shareholders approved an amendment of the 2009 plan to increase by 4,000,000 the number of class A shares authorized for issuance under the plan.

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

On February 3, 2010, OEH granted under the 2009 plan stock options on 5,000 class A common shares at an exercise price of $9.93 per share vesting in February 2013.  It also awarded deferred shares covering 91,270 class A common shares becoming exercisable in February 2011 and 40,000 class A common shares vesting in August 2010. Both awards of deferred shares had no performance criteria attached. The share price at the date of the award of deferred shares was $9.93 per share.

On June 6, 2010, OEH granted under the 2009 plan stock options on 521,100 class A common shares at an exercise price of $8.37 per share becoming exercisable in June 2013.  It also awarded 67,200 deferred shares without performance criteria and up to 169,547 deferred shares with performance criteria, all vesting in June 2013. The share price at the date of the award of deferred shares was $8.37 per share.

On November 22, 2010, OEH granted under the 2009 plan stock options on 545,850 class A common shares at an exercise price of $11.44 per share becoming exercisable in November 2013. It also awarded 7,500 deferred shares without performance criteria vesting in March 2011. The share price at the date of the award of deferred shares was $11.44 per share.

The total compensation cost related to unexercised stock options at December 31, 2010 to be recognized over the period January 1, 2011 to December 31, 2013, was $7,599,000.  The fair value of option grants made in the year to December 31, 2010 was $5,271,000.  The fair value of options which became exercisable in the year to December 31, 2010 was $123,000. The fair value of options which were exercised in the year was $123,000.

Transactions relating to stock options under the 2009 plan have been as follows:

Year ended December 31,2010	Shares	Option Price $
Outstanding at January 1, 2010	987,200	7.71-8.91
Granted	1,071,950	9.93-11.44
Forfeited	(20,000)	8.91
Exercised	(28,800)	8.38-8.91
Outstanding at December 31, 2010	2,010,350	7.71-11.44
Exercisable at December 31, 2010	—

Year ended December 31,2009	Shares	Option Price $
Outstanding at January 1, 2009	—
Granted	1,061,600	7.71-8.91
Forfeited	(72,748)	8.38
Exercised	(1,652)	8.38
Outstanding at December 31, 2009	987,200	7.71-8.91
Exercisable at December 31, 2009	—

The options outstanding under the 2009 plan at December 31, 2010 were as follows:

Exercise prices $	Outstanding at 12/31/2010	Exercisable at 12/31/2010	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $
8.38	539,600	—	8.4	8.38	—
7.71	5,000	—	8.5	7.71	—
8.91	393,800	—	8.9	8.91	—
9.93	5,000	—	9.1	9.93	—
8.37	521,100	—	9.5	8.37	—
11.44	545,850	—	9.9	11.44	—

	2,010,350	—

Estimates of the fair value of stock options on the grant date using the Black-Scholes option pricing model were based on the following assumptions:

Year ended December 31,	2010	2009	2008
Expected share price volatility	55%-58%	55%-56%	—
Risk-free interest rate	1.44%-2.71%	2.14%-2.95%	—
Expected annual dividends per share	$0.00	$0.00	—
Expected life of stock options	5 years	5 years	—

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans.

As mentioned above at December 31, 2010, 357,708 class A common shares were reserved under the 2009 plan for issuance pursuant to awards of deferred shares made to 18 persons.  Of these awards, 187,235 do not specify any performance criteria and will vest up to June 2013. The remaining awards of up to 170,473 deferred shares will also vest up to June 2013 and are subject to performance and market criteria. Half of the 170,473 deferred share awards is subject to performance criteria based on OEH’s earnings before tax for the year ending December 31, 2013, and the other half is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years. Also as mentioned above, awards of 40,000 deferred shares without performance criteria made on February 3, 2010 vested in August 2010.

The total compensation cost related to non-vested deferred share awards granted under the 2009 plan at December 31, 2010, to be recognized over the period January 1, 2011 to December 31, 2013, was $933,000.  The fair value of deferred shares awarded in the year to December 31, 2010 was $2,706,000. The fair value of deferred shares vested in the year to December 31, 2010 was $397,000.

The status of the deferred share awards as of December 31, 2010 and 2009 and changes during the years then ended were as follows:

Year ended December 31,2010	Shares	Weighted average grant date fair value $

Outstanding at January 1, 2010	22,191	8.37
Granted	375,517	7.21
Vested	(40,000)	9.92
Outstanding at December 31, 2010	357,708	6.98

Year ended December 31,2009	Shares	Weighted average grant date fair value $

Outstanding at January 1, 2009	—
Granted	22,191	8.37
Forfeited	—
Outstanding at December 31, 2009	22,191	8.37

Estimates of fair values of the awards with performance and market conditions were made using the Monte Carlo valuation model, and estimates of fair values of the awards without performances and market conditions issued were made using the Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2010	2009	2008
Expected share price volatility	93%	55.00%	—
Risk-free interest rate	1.11	2.95	—
Expected annual dividends per share	0.00	0.00	—
Expected life of stock options	3 years	3 years	—

The basis of assumptions was similar to that used for the 2000 and 2004 stock option plans and the 2007 performance share plan.

17.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $43,658,000 at December 31, 2010 (2009-$54,627,000), including $37,500,000 (2009-$43,000,000) in respect of the New York Public Library contracts referred to below. Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $5,535,000 at December 31, 2010 (2009-$9,264,000).

OEH has agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $6,708,000 at December 31, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  See Note 4.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000, after amounts recognized in 2010, being payable in installments over five years with interest.  These deferred payments have not been recognized by OEH because of the uncertainty of collectability.

As previously reported, OEH entered into purchase and development agreements in November 2007 with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to construct a mixed use hotel, library and residential development in New York City. In February 2009, in light of then current and anticipated future economic conditions, OEH decided to suspend further payments under the agreements, as they had been amended in December 2008. On July 9, 2009, OEH and the Library signed agreements to spread future payments on this purchase over the next 24 months. In addition to the $7,000,000 that OEH had already paid, OEH paid $9,000,000 upon execution of the agreements, to be followed by 16 monthly payments of $500,000 each commencing in February 2010, and final payments of $6,000,000 and $29,000,000 in June 2011. OEH made its required payments in 2010 under the July 2009 agreements and has given the Library security on unencumbered villas at La Samanna to secure the payments. OEH is currently seeking co-investors in this development project or, subject to the Library’s consent, to assign the purchase and development agreements to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  In the event OEH is unable to find a co-investor or to assign the agreements and OEH elects not to close the transaction, the final payment of $29,000,000 will not be due to the Library, in which event OEH would write off its remaining investment including its capitalized costs and associated fees.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2011	9,331
2012	9,275
2013	9,260
2014	9,238
2015	9,228
2016 and thereafter	112,387

158,719

Rental expense for the year ended December 31, 2010 amounted to $9,459,000 (2009-$8,825,000; 2008-$8,806,000).

18.          Derivative financial instruments and fair value accounting

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

Derivative instruments are recorded on the balance sheet at fair value.  The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the next 12 months, OEH estimates that an additional $8,635,080 will be reclassified as an increase to interest expense. During the year ended December 31, 2010, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of December 31, 2010, OEH had the following outstanding interest rate derivatives stated at their notional amounts that were designated as cash flow hedges of interest rate risk:

December 31,	2010 $’000		2009 $’000

Interest Rate Swaps		€158,495		€165,000
Interest Rate Swaps		$154,728		$181,250
Interest Rate Swaps	A$	11,100	A$	20,000

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH designated its euro-denominated revolving indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The values of non-derivative hedging instruments were $50,310,000 at December 31, 2010 (2009-$86,083,000), both liabilities. Amounts recorded in other comprehensive income/(loss) were a $4,398,000 gain for the year ended December 31, 2010 (2009-$2,680,000 loss).

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of ASC 815. As of December 31, 2010, OEH had one interest rate swap with a notional amount of €6,207,000 ($8,327,000 in U.S. dollars)(2009-$24,700,000) that was non-designated hedge of OEH’s exposure to interest rate risk, and interest rate options of €44,719,000 and $55,720,000 (2009-$67,000,000).

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of December 31, 2010 and 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31,2010 $’000	Fair Value as of December 31,2009 $’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other Assets	1,033	37
Interest Rate Swaps	Accrued liabilities	(6,061)	(8,886)
Interest Rate Swaps	Other liabilities	(9,114)	(3,238)

Total		(14,142)	(12,087)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	361	—
Interest Rate Swap	Accrued liabilities	(131)	(1,159)
Interest Rate Swap	Other liabilities	(654)	(335)

Total		(424)	(1,494)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of consolidated operations and the statements of changes in consolidated total equity for the years ended December 31, 2010 and 2009:

Year ended December 31,	2010 $’000	2009 $’000
Interest rate swaps designated as hedging instruments:
Amount of loss recognized in OCI (effective portion)	(9,031)	(9,710)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	(10,146)	(7,056)

Deferred tax on OCI movement	112	—

Amount of loss recognized in interest expense on derivatives (ineffective portion)	(1,527)	(20)

Interest rate swaps not designated as hedging instruments:
Amount of loss recognized in interest expense	(2,217)	(1,081)

At December 31, 2010, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $8,635,000 (2009-$8,082,000).

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of December 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $14,927,000

(2009-$13,618,000). As of December 31, 2010, OEH has posted cash collateral of $1,558,000 (2009-$3,710,000) with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $15,161,000 (2009-$14,087,000)

Fair value measurements

In calculating the fair value of derivatives, OEH uses a standardized approach with market inputs such as forward interest rates, interest rate volatilities, and credit measures.  The following tables summarize the valuation of OEH’s assets and liabilities by the fair value hierarchy at December 31, 2010 and 2009:

December 31, 2010	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	1,394	—	1,394

Total assets	—	1,394	—	1,394

Liabilities at fair value:
Derivative financial instruments	—	15,683	277	15,960

Total net liabilities	—	14,289	277	14,566

December 31, 2009	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	37	—	37

Total assets	—	37	—	37

Liabilities at fair value:
Derivative financial instruments	—	13,618	—	13,618

Total net liabilities	—	13,581	—	13,581

The tables below present a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

	Beginning balance at January 1, 2010 $’000	Transfers into Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Settlements $’000	Ending balance at December 31, 2010 $’000
Liabilities at fair value:
Derivative financial instruments	—	—	—	277	—	277

Total liabilities	—	—	—	277	—	277

	Beginning balance at January 1, 2009 $’000	Transfers into Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Settlements $’000	Ending balance at December 31, 2009 $’000
Liabilities at fair value:
Derivative financial instruments	5,858	(5,202)	1,405	(671)	(1,390)	—

Total liabilities	5,858	(5,202)	1,405	(671)	(1,390)	—

The transfers into Level 3 in 2010 represent new swaps with a fair value close to zero where the credit valuation adjustment is greater than 20% of the fair value.

The amount of total losses for the year ended December 31, 2010 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $nil (2009-$15,000; 2008-$673,000).

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

Non-financial assets measured at fair value on a non-recurring basis:

The estimated fair values of OEH’s non-financial assets measured on a non-recurring basis at December 31, 2010 and 2009 are as follows:

		Fair value measurements using
	Fair Value At December 31, 2010 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses for year ended December 31, 2010 $’000
Assets of discontinued operations held for sale	18,287	—	—	18,287	(5,634)
Property, plant and equipment	22,912	—	—	22,912	(6,386)
Goodwill	—	—	—	—	(5,895)
Real estate assets	81,784	—	—	78,667	(26,216)

		Fair value measurements using
	Fair Value At December 31, 2009 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses for year ended December 31, 2009 $’000
Assets of discontinued operations held for sale	41,770	—	41,770	—	(32,235)
Goodwill	—	—	—	—	(6,500)
Other intangible assets	—	—	—	—	(213)

Assets of discounted operations held for sale

For the year ended December 31, 2010, assets of discontinued operations held for sale with a carrying amount of $5,000,000 (net of offsetting amounts within the currency translation adjustments account) of Bora Bora Lagoon Resort were increased to their fair value, resulting in a gain of $1,425,000 from foreign currency fluctuations.  Assets of discontinued operations held for sale of Hôtel de la Cité with a carrying value of $18,276,000 were written down to their fair value of $12,287,000, resulting in an impairment charge of $5,989,000. Assets of discontinued operations held for sale of Internet-based businesses Luxurytravel.com UK Ltd. and O.E. Interactive Ltd. with a carrying value of $2,070,000 were written down to their fair value of $1,000,000, resulting in an impairment charge of $1,070,000.

For the year ended December 31, 2009, assets of discontinued operations held for sale of Windsor Court Hotel, Bora Bora Lagoon Resort and La Cabana with carrying amounts of $74,005,000 were written down to their fair value, less costs to sell, resulting in a loss of $32,235,000.

Any gains or losses on movements are included in earnings/(losses) from discontinued operations in the period incurred.  See Note 2.

Property, plant and equipment

OEH is currently seeking co-investors in its New York hotel development project or, subject to consent of the New York Public Library, to assign its purchase and development agreements with the Library relating to this project to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.  See Note 6.

Goodwill

For the year ended December 31, 2010, goodwill of La Samanna and Napasai with a carrying value of $5,895,000 was written down to its fair value of $nil, resulting in an impairment charge of $5,895,000 which was included in earnings from continuing operations for the period.

For the year ended December 31, 2009, goodwill with a carrying amount of $6,500,000 of several hotels based on annual impairment tests were written down to its fair value of $nil, resulting in an impairment charge of $6,500,000.

Impairments are included in earnings from continuing operations in the period incurred. See Note 7.

Real estate assets

For the year ended December 31, 2010, real estate assets held for sale of Porto Cupecoy were written down to their fair value, including costs to sell, resulting in an impairment charge of $24,616,000.  In addition, real estate assets held for sale of Keswick Estate model development homes were written down to their fair value, including costs to sell, resulting in an impairment charge of $1,600,000.  These impairments were included in earnings from continuing operations for the period. See Note 5.

Other intangible assets

For the year ended December 31, 2009, other intangible assets with a carrying amount of $213,000 were written down to their fair value of $nil, resulting in an impairment charge of $213,000 which was included in earnings from continuing operations for the period. See Note 7.

Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and working capital facilities approximates fair value because of the short maturity of those instruments.

The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities.

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of December 31, 2010 and 2009 are as follows:

December 31, 2010	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	150,344	150,344
Accounts receivable	51,386	51,386
Working capital facilities	1,174	1,174
Accounts payable	25,448	25,448
Accrued liabilities	71,436	71,436
Long-term debt, including current portion, excluding obligations under capital leases	630,931	601,126
Long-term debt held by a consolidated VIE	92,304	91,511

December 31, 2009	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	71,674	71,674
Accounts receivable	59,968	59,968
Working capital facilities	6,666	6,666
Accounts payable	23,240	23,240
Accrued liabilities	73,875	73,875
Long-term debt, including current portion, excluding obligations under capital leases	720,197	658,851
Long-term debt held by a consolidated VIE	79,469	72,256

19.          Other comprehensive income/(loss)

The accumulated balances for each component of other comprehensive income/ (loss) are as follows:

December 31,	2010 $’000	2009 $’000

Foreign currency translation adjustments, net of tax of $nil and $nil	(20,034)	(18,118)
Derivative financial instruments, net of tax of $112 and $nil	(8,745)	(11,275)
Pension liability, net of tax of $1,517 and $2,072	(9,806)	(10,421)

	(38,585)	(39,814)

The components of comprehensive income/(loss) are as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000

Net losses on common shares	(62,759)	(68,797)	(26,551)
Foreign currency translation adjustments	(1,916)	22,733	(79,042)
Change in fair value of derivatives, net of tax of $122, $nil and $nil	2,530	(2,642)	(9,363)
Change in pension liability	615	305	(2,236)

Comprehensive losses	(61,530)	(48,401)	(117,192)

20.                              Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with accounting guidance.  OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions.  At December 31, 2010, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, a river cruise ship operates in Burma and five canal boats in France, and real estate developments are located in the U.S., Caribbean, Mexico and Southeast Asia.  Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Segment information is presented in accordance with the accounting policies described in Note 1.

Financial information regarding these business segments is as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000
Revenue:
Hotels and restaurants
Owned hotels - Europe	169,772	155,830	209,748
- North America	107,909	100,486	64,214
- Rest of World	148,778	116,182	129,317
Hotel management/part ownership interests	4,300	4,616	10,629
Restaurants	15,809	14,436	18,499

	446,568	391,550	432,407
Tourist trains and cruises	61,355	57,654	76,423
Real estate	64,019	1,706	(14,154)

	571,942	450,910	494,676

Depreciation and amortization:
Hotels and restaurants
Owned hotels - Europe	18,457	15,649	15,848
- North America	11,659	11,834	5,526
- Rest of World	11,340	8,953	8,401
Restaurants	671	718	808

	42,127	37,154	30,583
Tourist trains and cruises	3,356	2,796	3,348

	45,483	39,950	33,931

Segment EBITDA:
Owned hotels - Europe	37,388	38,595	60,756
- North America	14,963	14,579	9,455
- Rest of World	33,399	25,513	32,197
Hotel management/part ownership interests	2,228	2,995	23,302
Restaurants	2,476	1,757	3,518

	90,454	83,439	129,228
Tourist trains and cruises	17,444	20,569	24,279
Real estate	(5,329)	(3,476)	(6,433)
Gain on disposal of fixed assets	—	1,385	—
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(38,497)	(6,500)	(5,551)
Impairment of equity investment	—	—	(22,992)
Central overheads	(26,503)	(25,870)	(31,117)

	37,569	69,547	87,414

Segment EBITDA/net earnings reconciliation:
Segment EBITDA	37,569	69,547	87,414
Less:
Depreciation and amortization	45,483	39,950	33,931
Interest expense, net	33,839	31,068	46,874
Foreign currency, net	(5,686)	1,067	(4,945)
Provision for income taxes	24,754	13,076	(1,832)
Share of provision for income taxes of unconsolidated companies	2,228	4,510	6,986

(Losses)/earnings from continuing operations	(63,049)	(20,124)	6,400

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000
Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	(2,026)	(2,809)	9,090
Tourist trains and cruises	4,284	6,992	7,681

	2,258	4,183	16,771
Capital expenditure:
Hotels and restaurants
Owned hotels - Europe	21,864	13,435	30,152
- North America	13,302	21,493	24,531
- Rest of World	18,720	24,599	29,852
Restaurants	257	342	530

	54,143	59,869	85,065
Tourist trains and cruises	3,726	9,098	3,777
Real estate	2,017	2,998	18,781

	59,886	71,965	107,623

December 31,	2010 $’000	2009 $’000
Identifiable assets:
Hotels and restaurants
Owned hotels - Europe	762,553	639,123
- North America	610,123	597,465
- Rest of World	438,794	405,306
Hotel management/part ownership interests	70,844	68,221
Restaurants	31,081	31,367
	1,913,395	1,741,482
Tourist trains and cruises	104,881	105,083
Real estate	85,493	161,767
Discontinued operations held for sale	33,945	64,358

	2,137,714	2,072,690

Financial information regarding geographic areas based on the location of properties is as follows:

Year ended December 31,	2010 $’000	2009 $’000	2008 $’000
Revenue:
Europe	224,794	211,247	280,011
North America	187,737	114,922	75,459
Rest of World	159,411	124,741	139,206

	571,942	450,910	494,676

December 31,	2010 $’000	2009 $’000
Long-lived assets at book value:
Europe	720,429	610,256
North America	569,427	599,381
Rest of World	424,381	401,124

	1,714,237	1,610,761

Long-lived assets at book value constitute the following:

December 31,	2010 $’000	2009 $’000

Property, plant and equipment	1,268,822	1,191,531
Property, plant and equipment of consolidated variable interest entities	188,502	192,682
Investments	60,428	58,432
Goodwill	177,498	149,180
Other intangible assets	18,987	18,936
	1,714,237	1,610,761

21.          Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH is an equity method investor, and guarantees its $3,000,000 working capital facility.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2010 was $1,126,000 (2009-$647,000).

OEH manages under a long-term contract the Charleston Place Hotel (accounted for under the equity method until December 31, 2008) and made loans to the hotel-owning company.  As discussed in Note 3, with effect from December 31, 2008, the hotel-owning company has been consolidated into the financial statements of OEH.  For the year ended December 31, 2008, OEH earned $4,867,000 in management fees which are recorded in revenue, and $12,068,000 in interest income on partnership and other loans, which is recorded in earnings from unconsolidated companies.

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocaril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Note 4.  In the year ended December 31, 2010, OEH earned management and guarantee fees of $5,303,000 (2009-$6,610,000; 2008-$7,685,000) and loan interest of $nil (2009-$nil; 2008-$44,000) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at December 31, 2009 was $2,826,000 (2009-$7,931,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the year ended December 31, 2010, OEH earned $1,107,000 (2009-$1,113,000; 2008-$1,321,000) in management fees, which are recorded in revenue, and $372,000 (2009-$nil; 2008-$nil) in interest income which are recorded in earnings from unconsolidated companies.  The amount due to OEH from the Hotel Ritz at December 31, 2010 was $15,689,000 (2009-$10,807,000).  See Note 4 regarding impairment of this investment and a partial guarantee of the hotel’s bank indebtedness.

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

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
2010	$’000	$’000	$’000	$’000

Revenue	133,564	179,679	166,712	91,987

Earnings/(losses) from operations	(5,734)	(10,633)	14,974	(11,007)
Net finance costs	(9,005)	(4,828)	(11,385)	(2,935)

Earnings/(losses) before income taxes and earnings from unconsolidated companies	(14,739)	(15,461)	3,589	(13,942)
Provision for income taxes	(8,787)	(8,762)	(6,061)	(1,144)
Earnings/(losses) from unconsolidated companies net of tax	(165)	1,117	3,357	(2,051)

Net earnings/(losses) from continuing operations	(23,691)	(23,106)	885	(17,137)
Net earnings/(losses) from discontinued operations	(2,793)	631	(1,667)	4,298

Net losses	(26,484)	(22,475)	(782)	(12,839)

Net (earnings)/losses attributable to non-controlling interests	5	23	(38)	(169)

Net losses attributable to Orient-Express Hotels Ltd.	(26,479)	(22,452)	(820)	(13,008)

	$	$	$	$
Net losses per share:

Basic	(0.27)	(0.25)	(0.01)	(0.15)
Diluted	(0.27)	(0.25)	(0.01)	(0.15)
Dividends per share	—	—	—	—

Summary of quarterly earnings (unaudited) - continued

	Quarter ended
	December 31	September 30	June 30	March 31
2009	$’000	$’000	$’000	$’000

Revenue	109,850	137,082	124,949	79,029

Earnings/(losses) from operations	(165)	15,651	13,686	(8,268)
Net finance costs	(8,116)	(3,107)	(7,903)	(13,009)

Earnings/(losses) before income taxes and earnings from unconsolidated companies	(8,281)	12,544	5,783	(21,277)
Provision for income taxes	(1,878)	(10,279)	(10,296)	9,377
Earnings/(losses) from unconsolidated companies net of tax	(424)	1,439	2,049	1,119

Net earnings/(losses) from continuing operations	(10,583)	3,704	(2,464)	(10,781)
Net earnings/(losses) from discontinued operations	(6,199)	(16,757)	(21,950)	(3,707)

Net losses	(16,782)	(13,053)	(24,414)	(14,488)

Net (earnings)/losses attributable to non-controlling interests	(48)	38	101	(151)

Net losses attributable to Orient-Express Hotels Ltd.	(16,830)	(13,015)	(24,313)	(14,639)

	$	$	$	$
Net losses per share:

Basic	(0.22)	(0.17)	(0.36)	(0.28)
Diluted	(0.22)	(0.17)	(0.36)	(0.28)
Dividends per share	—	—	—	—

ITEM 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                    Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of December 31, 2010 and, based on that evaluation, believe those disclosure controls and procedures are effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment and those criteria, management believes that OEH’s internal control over financial reporting was effective as of December 31, 2010.

Deloitte LLP, OEH’s independent registered public accounting firm, issued the report below on the effectiveness of OEH’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

London, England

February 25, 2011

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B.       Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Directors

The directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

John D. Campbell, 68	Senior Counsel (retired) of Appleby (attorneys)	1994
Mitchell C. Hochberg, 58	Managing Principal of Madden Real Estate Ventures LLC (real estate investment, development and advisory firm)	2009
James B. Hurlock, 77	Non-executive Chairman of the Board of the Company, and Partner (retired) of White & Case (attorneys)	2000
Prudence M. Leith, 71	Freelance food consultant, television presenter and novelist	2006
J. Robert Lovejoy, 66	Managing Member of J.R. Lovejoy & Co. LLC (financial and strategic advisory firm)	2000
Georg R. Rafael, 73	Vice Chairman of Board of the Company, and Managing Director of Rafael Group S.A.M. (hoteliers)	2002
James B. Sherwood, 77	Retired Chairman of the Board of the Company	1994
Paul M. White, 46	President and Chief Executive Officer of the Company	2008

The principal occupation of each director during at least the last five years is that shown in the table supplemented by the following information.

Mr. Campbell was a member of the law firm Appleby until March 1999 and retired as Senior Counsel in July 2003.  Mr. Campbell is the non-executive Chairman of the Board of HSBC Bank of Bermuda Ltd., a subsidiary of HSBC Holdings PLC, and a non-executive director and Chairman of the Nominations and Governance Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business.  Mr. Campbell was also a non-executive director of Sea Containers Ltd. (“SCL”), formerly a leasing and transport company listed on the New York Stock Exchange and subsequently subject to Chapter 11 reorganization proceedings in the United States in 2006 to 2009 and subject to liquidation proceedings in Bermuda since January 2010 when Mr. Campbell stepped down as a director.

Mr. Hochberg has been the Managing Principal of Madden Real Estate Ventures (formerly named Madden Capital LLC) since March 2007.  He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007.  Mr. Hochberg founded, and for 20 years to December 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States.  He is a lawyer and a certified public accountant.

Mr. Hurlock acted as Chairman of the Management Committee of White & Case LLP overseeing worldwide operations from 1980 until his retirement in 2000.  He also served as Interim CEO of Stolt-Nielsen Transportation Group Ltd., a chemical transport services company, from July 2003 until June 2004.  Mr. Hurlock was appointed non-executive Chairman of the Board of the Company in June 2007.

Ms. Leith was the founder, owner and Managing Director of Leith’s Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  Part of her current consulting activities is with Compass Group PLC, a large food service business with operations principally in the United Kingdom, Continental Europe and North America.  Ms. Leith has served in the past as a non-executive director on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC, Nations Healthcare Ltd. and Omega International Group PLC.  She has been honored with the award of a CBE by the British government for services to the catering industry.

Mr. Lovejoy in 2010 was Senior Advisor, General Counsel and an officer of Coatue Management LLC, a long/short equity manager of about $2.5 billion of institutional assets.  During the four prior years, he was Managing Director of Groton Partners LLC, a private merchant banking firm.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director of Lazard Freres & Co. LLC, an investment banking firm, and a General Partner of Lazard’s predecessor partnership for over 15 years.  Mr. Lovejoy is a lawyer, and also a non-executive director of One Liberty Properties Inc., a commercial and industrial real estate investment trust listed on the New York Stock Exchange.

Mr. Rafael was until early 2002 the Vice Chairman of the Executive Committee of Mandarin Oriental Hotels, having sold Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael founded in 1986, to Mandarin in 2000.  Before Rafael Hotels, he was joint Managing Director of Regent International Hotels, a deluxe hotel group Mr. Rafael established with partners in 1972.  He was appointed non-executive Vice Chairman of the Board of the Company in March 2010.

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

Mr. White was appointed President and Chief Executive Officer of the Company in August 2007, having served as Vice President—Finance and Chief Financial Officer from September 2005.  Previously, he was Vice President—Hotels, Africa, Australia and South America of the Company from 1999 to 2005, and was Director of Hotel Operations for the same geographical region in 1998 and 1999. As a qualified accountant he joined the Company’s predecessor, Orient-Express Hotels Inc., in 1991 from Forte Hotels, initially as Financial Controller. He was the Company’s acting chief financial and accounting officer until March 2008 when Martin O’Grady assumed those duties for the Company.

Director Qualifications

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Company’s board of directors to satisfy its oversight responsibilities effectively in light of OEH’s business and structure, the board of directors considered each person’s background and experience outlined above.

In particular, with regard to Mr. Campbell, the board of directors considered his work on other company boards and corporate governance experience, including his service as a director and Chairman of the Nominations and Governance Committee of another publicly traded company and as Chairman of the Board of HSBC Bank of Bermuda Ltd., as well as his leadership, operational and legal experience, including his experience as a member of a global law firm.

With regard to Mr. Hochberg, the board of directors considered his real estate industry and operational experience, including his service as an executive officer of a developer and manager of innovative luxury hotels and residential projects in the United States and as an executive officer of developers of luxury home communities in the northeastern United States.  Also relevant was his background in accounting and law.

With regard to Mr. Hurlock, the board of directors considered his leadership, operational and legal background, including his service as Chairman of the Management Committee of a global law firm.  The board of directors also appreciated his understanding of international business, general management and corporate strategy, including his service as Interim CEO of a chemical transport services company.

With regard to Ms. Leith, the board of directors considered her industry and operational experience in restaurants and catering, including in founding and managing restaurants, a chef school, a contract catering business, and event and party catering business and consulting for a large food service business, and the fact of her years of board and corporate governance experience as a director of other public companies.

With regard to Mr. Lovejoy, the board of directors considered his understanding of international business, finance and corporate strategy, including his extensive knowledge in complex financial matters, numerous and varied global industries, and international corporate strategy.  The board of directors also considered his leadership and board experience, including as an executive officer in the financial industry and as a director of a commercial and industrial real estate investment trust.

With regard to Mr. Rafael, the board of directors considered his hotel industry and operational experience, including his background founding deluxe hotel owning and operating companies, and his understanding of international business, general management and corporate strategy, including his service as Vice Chairman of the Executive Committee of a luxury hotel group.

With regard to Mr. Sherwood, the board of directors considered his industry and operational experience in founding the hotel business of a predecessor of the Company and his service as a former executive officer of the Company, and also considered his understanding of international business, general management and corporate strategy, including his extensive knowledge of international business, numerous and varied global industries, and international corporate strategy.

With regard to Mr. White, the board of directors considered his hotel industry and operational experience through long association with OEH and its industry, much of it as an officer of the Company.  His extensive knowledge of OEH’s day to day business operations and his background in general management, corporate strategy, accounting and finance were also important factors.

Executive Officers

The executive officers of the Company are as follows:

Name, Age	Position

Paul M. White, 46	President and Chief Executive Officer since August 2007
Martin O’Grady, 47	Vice President—Finance and Chief Financial Officer since March 2008
Filip J.M. Boyen, 52	Vice President since September 2007 and Chief Operating Officer since September 2009
Roy Paul, 61	Vice President and Chief Development Officer since February 2011
Raymond R.A. Blanc, 61	Vice President—Gastronomy since December 2010
Philip A. Calvert, 58	Vice President—Legal and Commercial Affairs since June 2010
Roger V. Collins, 64	Vice President—Design and Technical Services since June 2001
Phillip A. Gesue, 41	Vice President—Real Estate since September 2009
Edwin S. Hetherington, 61	Vice President, General Counsel and Secretary since December 2006
Maurizio Saccani, 60	Vice President-Italy since September 2007
David C. Williams, 56	Vice President-Sales and Marketing since June 2004

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

Mr. Paul was until 2007 a Senior Vice President of Four Seasons Hotels, a global luxury hotel operator. He led the development function for 20 years during which Four Seasons added 50 properties to its portfolio. More recently, Mr. Paul was Chairman and CEO of Icon Hospitality Advisors, a private consultancy which he formed in 2007 to advise on hotel and resort acquisitions and which he merged with Cedar Capital Partners in 2009, a hotel investment and asset management business where he continued as a partner.

Mr. Blanc is the chef-patron of Le Manoir aux Quat’Saisons which he founded in 1984 and whose restaurant has achieved two stars in the influential Michelin Guide for 27 years.  He began his career in the restaurant business in 1969 and opened the first of a series of restaurants in the U.K. in 1977.  Over the years, working with the chefs in his various restaurants, more than 25 of those chefs have subsequently achieved Michelin star status.  A prolific food writer, Mr. Blanc often appears on food-related television programs, and has been honored with the award of an OBE by the British government for services promoting culinary excellence and food ethics.  He began his association with the Company when it acquired Le Manoir in 2002.

Mr. Calvert joined a subsidiary of the Company in October 2008 as Director of Legal Services.  He held a similar position with SCL, having joined in 1983, and worked on many OEH matters while SCL was a shareholder in the Company.  Mr. Calvert is an English barrister and New York lawyer.  As noted above under “Directors” regarding Mr. Campbell, SCL has been in reorganization and liquidation proceedings since 2006.

Mr. Collins, an engineer, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, having joined Orient-Express Hotels Inc. in 1991.

Mr. Gesue joined OEH in February 2009 as Director of Real Estate responsible initially for its Porto Cupecoy project and other real estate activities in the U.S. and Caribbean.  Previously, he was Director of Acquisitions and Development of Time Equities Inc., a U.S.-based investor in office, residential, retail and mixed-use properties.  In 2000 to 2002, he was President and a partner of Biba

Hotels, developer of an award-winning boutique hotel in Florida.  Before these positions, he worked in project management of residential condominium and rental developments and in mortgage banking.

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980, and served as the Company’s Secretary starting in 1994.  He is a New York lawyer.  Until the end of 2006, he was also Vice President, General Counsel and Secretary of SCL.  As noted above under “Directors” regarding Mr. Campbell, SCL has been in reorganization and liquidation proceedings since 2006.

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

Pippa Isbell resigned as a Vice President—Corporate Communications of the Company in September 2010.

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

The present members of the Company’s Audit Committee are Messrs. Campbell, Hurlock and Lovejoy.  The board has designated Mr. Lovejoy, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee and the Nominating and Governance Committee are Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.  In addition, the board has designated Messrs. Hurlock, Lovejoy and Rafael as a committee to consider strategic overtures to the Company, and Messrs. Hochberg, Hurlock, Lovejoy, Rafael and White as a committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion.

The non-executive directors of the Company meet regularly without management present.  Mr. Hurlock presides at these executive sessions of the board.

Interested persons may communicate directly with any of the Company’s directors by writing to him or her at the Company’s registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Information responding to Item 405 of SEC Regulation S-K is omitted because the Company is a foreign private issuer.

ITEM 11.       Executive Compensation

Because the Company is a foreign private issuer, it is responding to this Item 11 as permitted by Item 402(a)(1) of SEC Regulation S-K.

The following table shows the salary and bonus paid in cash during 2010 to Mr. White, and to all executive officers as a group, for services to OEH in all capacities:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation
Paul M. White	President, Chief Executive Officer and Director	$695,600
All executive officers as a group (11 persons)		$3,888,300

The data in this table and the other data about executive officers of the Company in this Item 11 exclude Pippa Isbell who resigned as an executive officer in September 2010, and Roy Paul who joined as an executive officer in February 2011.

OEH has entered into agreements with Mr. White and most of the Company’s other executive officers entitling them to receive employment termination payments in certain circumstances constituting a change in control of the Company in an amount equal to two times each officer’s annual compensation.  The agreements of the U.S. tax-paying officers also require the Company to pay the excise tax on their severance payments imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

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

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to participating executive officers of the Company amounted to approximately $126,000 in the aggregate at December 31, 2010, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of participating executive officers a total of $165,000 during 2010.  See Note 12 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) retirement plan that permits employees to contribute amounts out of their compensation into individual tax-deferred accounts.  The maximum contribution an employee could make was $16,500 in 2010.  Three executive officers of the Company based in the U.S. participated in this plan in 2010, and OEH paid a total of $50,200 into their accounts as partial matching payments under the plan in addition to their own contributions.

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

During 2010, options to purchase an aggregate of 805,300 class A shares were granted under the 2009 plan to executive officers of the Company at prices ranging from $8.37 to $11.44 per share, including options on 187,100 shares to Mr. White.  During 2010, no options were granted to the seven non-executive directors of the Company, and no options were exercised by directors or officers.

At December 31, 2010, options under the three plans to purchase an aggregate of 1,984,850 class A shares (of which 277,550 were exercisable by June 30, 2011) were held by directors and executive officers at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2011 and 2020.  See Note 16 to the Financial Statements.

Following approval of the 2009 plan by shareholders at the June 5, 2009 annual general meeting of the Company, no further grants of stock options may be made under the 2000 and 2004 plans.

Share Awards under 2007 Performance Share Plan and 2009 Share Award and Incentive Plan

Like the 2009 Share Award and Incentive Plan, the Company’s 2007 Performance Share Plan is administered by the Compensation Committee of the board of directors.  Directors, executive officers and selected employees have been awarded amounts of class A common shares of the Company under the 2007 and 2009 plans to be issued currently or on a deferred basis after the expiration of a vesting period.  The Compensation Committee may condition the vesting of deferred shares on achievement, in whole or in part, of specified performance criteria in the individual award such as earnings targets, total shareholder return goals or other criteria.  Shares may also be issued under the awards before the vesting period has expired if a change in control of the Company occurs or certain other early vesting events occur.

During 2010, awards were made under the 2009 plan with performance criteria based on total shareholder return and earnings before tax on up to 44,648 class A shares to Mr. White and up to 117,723 shares to the other executive officers, all vesting in 2013, and additional awards were made without performance criteria on 19,216 class A shares to Mr. White and 66,610 class A shares to the other executive officers, all vesting and issued in February 2011.  Also during 2010, 67,200 class A shares without performance criteria were awarded to the seven non-executive directors of the Company, vesting in 2013. Finally during 2010 under the 2007 and 2009 plans, a total of 129,314 class A shares were issued to executive officers, including 76,184 shares to Mr. White, and 20,259 class A shares were issued to one non-executive director (Mr. Hurlock).

At December 31, 2010, awards on a total of up to 612,421 class A shares of the Company were outstanding to directors and executive officers under the 2007 and 2009 plans vesting in 2011 to 2013, including the shares vested and issued in February 2011.  See Note 16 to the Financial Statements.

As noted above with respect to the 2000 and 2004 Stock Option Plans, following shareholder approval of the 2009 plan, no further share awards may be made under the 2007 plan.

Non-Executive Director Fees

In 2010, each of Ms. Leith and Messrs. Campbell, Hochberg, Lovejoy, Rafael and Sherwood received an annual cash retainer fee as a member of the Company’s board of directors in the amount of $41,250, and a cash attendance fee of between $1,500 and $5,500 for each meeting of the board or a committee thereof which he or she attended, depending on the location of the meeting and whether it was held by conference telephone call.

In 2010, Messrs. Campbell and Lovejoy as members of the Audit Committee were each paid an annual cash retainer fee of $5,000, and Ms. Leith and Messrs. Campbell, Lovejoy and Rafael as members of the Compensation Committee and Nominating and Governance Committee were each paid an annual cash retainer fee of $2,500 for service on each of those two Committees. In addition, as chairmen of the Audit Committee, Compensation Committee, and Nominating and Governance Committee, Messrs. Lovejoy and Campbell and Ms. Leith were each paid a cash chairman fee of $18,700, $5,000 and $5,000, respectively.

As Chairman of the Board and a member of the Audit Committee, Compensation Committee, and Nominating and Governance Committee, Mr. Hurlock in 2010 was paid an all-inclusive cash amount of $500,000 in lieu of annual retainer or per meeting attendance fees.  As Vice Chairman of the Board, Mr. Rafael was paid a cash amount of $79,200 in 2010 in addition to payment to him of the foregoing retainer and attendance fees.

Aggregate cash retainer, attendance and other director fees to Ms. Leith and Messrs. Campbell, Hochberg, Hurlock, Lovejoy, Rafael and Sherwood described above amounted to $1,199,000 in 2010.

In addition, as noted above, these seven non-executive directors participate in the Company’s 2000 and 2004 Stock Option Plans, 2007 Performance Share Plan and 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2010 of deferred shares without performance criteria under the 2009 plan on a total of 67,200 class A shares to the seven non-executive directors, vesting in 2013.

In March 2007, the Company and Mr. Sherwood entered into an agreement regarding his retirement from executive duties with OEH in December 2006, and his continuing thereafter as a non-executive director of the Company including Chairman of the Board until June 2007.  The agreement requires the Company to provide office accommodation and secretarial services to Mr. Sherwood, and private medical cover for him and his wife under OEH’s employee health insurance.  The agreement also required the Company to reimburse Mr. Sherwood up to £50,000 per year for his personal business expenses while a non-executive director during the three-year period ending June 2010.  Final reimbursement of £25,000 ($38,500) was paid to him in 2010.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s board of directors is composed of five non-executive directors, namely Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company’s board of directors or its Compensation Committee,

ITEM 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

The following table contains information concerning the beneficial ownership of the Company’s class A common shares and class B common shares by the only persons known to the Company to own beneficially more than 5% of the outstanding shares of either class of common shares.

Orient-Express Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company, which owns only class B shares.  Under Bermuda law, the shares owned by Holdings are outstanding and may be voted.  In a strategic transaction involving OEH such as a takeover of the Company, this structure may assist in maximizing the value that the Company and its shareholders receive in the transaction.  See Item 3—Legal Proceedings regarding a judgment of the Bermuda Supreme Court on June 1, 2010 upholding this class B share ownership and voting structure.  Each class B share is convertible at any time into one class A share and, therefore, the shares listed as owned by Holdings represent class B shares and the class A shares into which those shares are convertible.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		15.0%	100.0%

TIAA-CREF Investment Management LLC, Teachers Advisors Inc. and College Retirement Equities Fund (2) 730 Third Avenue New York, New York 10017	12,038,902	(8)	11.7%	—

T. Rowe Price Associates Inc. (3) 100 E. Pratt Street Baltimore, Maryland 21202	8,906,400	(8)	8.7%	—

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (4) Mandlik House, Mandlik Road Mumbai 400 001, India	7,130,764	(8)	7.0%	—

BlackRock Inc. (5) 40 East 52nd Street New York, New York 10022	5,661,389	(8)	5.5%	—

AllianceBermstein LP (6) 1345 Avenue of the Americas New York, New York 10105	5,424,142	(8)	5.3%	—

Dimensional Fund Advisors LP (7) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	5,263,876	(8)	5.1%	—

(1)                                 The percentage of class A shares shown is based on 102,466,966 class A shares outstanding on February 18, 2011, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)                                 The information with respect to TIAA-CREF Investment Management LLC (“TIAA-CREF”), Teachers Advisors Inc. (“Teachers”) and College Retirement Equities Fund (“College”) relates only to class A shares and is derived from their joint Schedule 13G reports amended February 11, 2011 and filed with the SEC on that date.  The reports state that (a) TIAA-CREF and Teachers are registered investment advisers, and College is a registered investment company, (b) TIAA-CREF acts as investment adviser to College, and Teachers acts as investment adviser to other related investment companies, funds and accounts, (c) TIAA-CREF has sole voting and dispositive power with respect to 8,601,583 class A shares owned by College, (d) Teachers has sole voting and dispositive power with respect to 3,437,319 class A shares owned by those other investment companies, funds and accounts, and (e) College has shared voting and dispositive power with respect to 5,943,900 class A shares.

(3)                                 The information with respect to T. Rowe Price Associates Inc. (“T. Rowe Price”) relates only to class A shares and is derived from its Schedule 13G report amended February 14, 2011 and filed with the SEC on that date.  The report states that (a) T. Rowe Price is a registered investment adviser and (b) it has sole voting power with respect to 2,276,300 class A shares and sole dispositive power with respect to 8,906,400 class A shares.

(4)                                 The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”) and its subsidiary Samsara Properties Ltd. relates only to class A shares and is derived from their joint Schedule 13D report as amended as of May 1, 2009 and filed with the SEC on that date.  The report states that these companies have shared voting and dispositive power with respect to 7,130,764 class A shares.

(5)                                 The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G report dated January 21, 2011 and filed with the SEC on February 7, 2011.  The report states that (a) BlackRock is a parent holding company and a registered investment adviser, (b) certain subsidiaries of BlackRock (BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Ltd., BlackRock Advisors LLC, BlackRock Investment Management LLC, BlackRock Fund Managers Ltd. and BlackRock International Ltd.) hold class A shares, and (c) BlackRock has sole voting and dispositive power with respect to 5,661,389 Class A shares.

(6)                                 The information with respect to AllianceBernstein LP (“AllianceBernstein”) relates only to class A shares and is derived from its Schedule 13G report dated February 9, 2011 and filed with the SEC on that date.  The report states that (a) AllianceBernstein is a registered investment adviser, (b) class A shares are held on behalf of undisclosed client discretionary investment advisory accounts of AllianceBernstein, and (c) AllianceBerstein has sole voting power with respect to 5,030,632 Class A shares, sole dispositive power with respect to 5,330,412 class A shares and shared dispositive power with respect to 93,730 class A shares.

(7)           The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived form its Schedule 13G report dated February 11, 2011 and filed with the SEC on that date.  The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as sub-advisors, and (c) Dimensional has sole voting power with respect to 5,161,987 class A shares and sole dispositive power with respect to 5,263,876 class A shares.

(8)                      Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of class A common shares of the Company by each current director and executive officer of the Company and by all directors and executive officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Campbell who shares voting and dispositive power with respect to his shares, Mr. Lovejoy who shares voting and dispositive power with respect to 4,100 shares, and Mr. Sherwood who shares voting and dispositive power with respect to 10,300 shares.  Each individual’s holding is less than 1% of the class A shares outstanding.

The group total in the following table includes class A shares beneficially owned by directors and executive officers  as well as (a) 277,550 class A shares covered by stock options held by them becoming exercisable before June 30, 2011 under the Company’s 2000 and 2004 Stock Option Plans and (b) up to 24,203 class A shares covered by deferred share awards with performance criteria held by officers vesting before June 30, 2011 under the Company’s 2007 Performance Share Plan.  The group total represents 1.0% of class A shares outstanding.

As noted above, certain of the directors of the Company may be deemed to share beneficial ownership of the class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Raymond R.A. Blanc	—
Filip J.M. Boyen	35,209
Philip A. Calvert	5,812
John D. Campbell	11,000
Roger V. Collins	8,555
Phillip A. Gesue	7,538
Edwin S. Hetherington	20,565
Mitchell C. Hochberg	10,000
James B. Hurlock	20,759
Prudence M. Leith	4,250
J. Robert Lovejoy	9,100
Martin O’Grady	20,108
Roy Paul	—
Georg R. Rafael	62,500
Maurizio Saccani	8,390
James B. Sherwood	545,295
Paul M. White	70,350
David C.Williams	11,651
All directors and executive officers as a group (18 persons) including 301,753 exercisable stock option shares and early vesting deferred shares	1,152,835

The foregoing table does not include stock options to purchase an aggregate of 1,707,300 class A shares becoming exercisable after June 30, 2011 held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred share covering an aggregate of up to 502,392 class A shares vesting after June 30, 2011 held by directors and executive officers under the Company’s 2007 Performance Share Plan and 2009 Share Award and Incentive Plan.

During 2010, the board of directors of the Company amended its guidelines concerning class A share ownership by non-executive directors.  The current guidelines are for each director to own beneficially class A shares in an amount equivalent to three times the annual cash retainer fee for board service (currently $50,000) within four years and five times that amount within six years, with owned class A shares valued at the higher of cost or current market value.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.8%
TIAA-CREF et al.	12,038,902	—	4.3%
T. Rowe Price	8,906,400	—	3.1%
Indian Hotels et al.	7,130,764	—	2.5%
BlackRock	5,661,389	—	2.0%
AllianceBernstein	5,424,142	—	1.9%
Dimensional	5,263,876	—	1.9%
All directors and executive officers as a group (18 persons) including 301,753 exercisable stock option shares and early vesting deferred shares	1,152,835	18,044,478	64.1%

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

Holdings and the Company’s directors and executive officers hold in total approximately 16% in number of the outstanding class A and class B shares having approximately 64% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company’s shareholders.  Other shareholders, accordingly, hold approximately 84% in number of the outstanding common shares having about 36% of combined voting power in the Company.

Under Bermuda law, the class B shares owned by Holdings (representing approximately 64% of the combined voting power) are outstanding and may be voted by that subsidiary.  The investment by Holdings in class B shares and the manner in which Holdings votes those shares are determined by the board of directors of Holdings (two of whom are also directors of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary.  Holdings, therefore, has the ability to elect at least a majority of the members of the board of directors of the Company and to control the outcome of most matters submitted to a vote of the Company’s shareholders.

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company’s board of directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company’s board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects.  See Note 15(c) to the Financial Statements.  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company’s board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

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

Mr. Sherwood and the subsidiary of the Company which owns the Hotel Cipriani have an agreement entered into in 1982 under which he may rent his apartment to the hotel in return for 50% of the amounts paid by hotel guests for use of the apartment.  In 2010, the hotel paid Mr. Sherwood $146,000 for the use of his apartment.  Also, in any calendar year when the apartment is made available to the hotel for 90 days or more when the hotel is open to guests, the hotel is obligated to clean, repair and insure the apartment at its expense and provide Mr. Sherwood and his guests with all hotel services other than food and beverages free of charge, including electricity, air conditioning, telephone rental, water and room services for the apartment.  To the extent that the apartment is made available to the hotel for less than 90 days per year, Mr. Sherwood must pay a proportionate share of those expenses.

Mr. Sherwood owns Capannelle S.r.l., a wine estate in the Chianti region of Italy that produces wine, olive oil and other products principally for public sale.  In 2010, the estate sold $82,600 of products to OEH hotels at prices the same as its public prices.

Capannelle and the Company’s subsidiary that owns the Villa San Michele near Florence, Italy had an agreement dating from 2002 under which Capannelle would make the main house and other parts of the wine estate available to short-stay guests provided by the hotel.  The incremental costs of Capannelle and Villa San Michele in servicing the guests each year were netted against the amounts charged by the hotel for guest accommodation, food, beverage and other hotel services, and the net amount was shared equally between Capannelle and Villa San Michele.  In 2010, Capannelle earned $nil from this arrangement which was terminated by mutual agreement at the end of 2010.

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

See also “Non-Executive Director Fees” in Item 11—Executive Compensation regarding other agreements between OEH and Mr. Sherwood, and Note 21 to the Financial Statements (Item 8 above) regarding other related party transactions.

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

Based on this review, the Board has determined that Ms. Leith and Messrs. Campbell, Hurlock, Lovejoy and Rafael are independent directors.  The Company’s Corporate Governance Guidelines are filed as an exhibit to this report and are available at OEH’s website www.orient-express.com.

ITEM 14.       Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, OEH’s independent registered public accounting firm, for audit and permitted non-audit services in 2010 and 2009:

	2010	2009

Audit fees	$1,927,000	$2,014,000
Audit-related fees	167,000	434,000
Tax fees	507,000	654,000
All other fees	—	—
Total	$2,601,000	$3,102,000

Audit services consist of work performed in connection with the audits of OEH’s financial statements and its internal control over financial reporting for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

Audit-related services consist of assurance and related services that are normally performed by the independent auditor and that are reasonably related to the audit or review of financial statements but are not reported under audit services, including due diligence reviews in potential transactions, specific procedures for lenders agreed in loan documents, and audits of benefit plans.

Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit or review of financial statements, and include fees in the areas of tax return preparation and compliance and tax planning and advice.

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were no other services provided in 2010 and 2009.

The Audit Committee of the board of directors of the Company has established a policy to preapprove all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original preapproval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate preapproval authority to one or more of its members who report any preapproval decisions to the Committee at its next scheduled meeting.  For 2010 and 2009, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

Page Number

1. Financial Statements

Reports of independent registered public accounting firm	77 and 144

Consolidated financial statements - years ended December 31, 2010, 2009 and 2008:
Balance sheets (December 31, 2010 and 2009)	78
Statements of operations	80
Statements of cash flows	81
Statements of total equity	83
Notes to financial statements	84

2. Financial Statement Schedule

Schedule II — Valuation and qualifying accounts (years ended December 31, 2010, 2009 and 2008)	167

3. Exhibits

The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

	Column B	Column C - Additions					Column E
	Balance	Charged					Balance
	at	to	Charged to				at
	beginning	costs and	other		Column D		end
Column A	of period	expenses	accounts		Deductions		of period
Description	$	$	$		$		$

Year ended December 31, 2010:
Allowance for doubtful accounts	388,000	223,000	(6,000	)(2)	(131,000	)(1)	474,000
Valuation allowance on deferred tax assets	6,506,000	8,980,000	12,715,000		—		28,201,000

Year ended December 31, 2009:
Allowance for doubtful accounts	637,000	204,000	(4,000	)(2)	(449,000	)(1)	388,000
Valuation allowance on deferred tax assets	3,371,000	—	3,135,000		—		6,506,000

Year ended December 31, 2008:
Allowance for doubtful accounts	777,000	175,000	(48,000	)(2)	(267,000	)(1)	637,000
Valuation allowance on deferred tax assets	4,378,000	—	(1,007,000	)(3)	—		3,371,000

(1)           Bad debts written off, net of recoveries.

(2)           Foreign currency translation adjustments.

(3)           Release of valuation allowance

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 25, 2011

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Paul M. White
Paul M. White
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 25, 2011

Name	Title

/s/ John D. Campbell	Director
John D. Campbell

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ James B. Hurlock	Chairman and Director
James B. Hurlock

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Director
J. Robert Lovejoy

/s/ Georg R. Rafael	Vice Chairman and Director
Georg R. Rafael

/s/ James B. Sherwood	Director
James B. Sherwood

/s/ Paul M. White	President, Chief Executive
Paul M. White	Officer and Director

/s/ Martin O’Grady	Vice President—Finance and
Martin O’Grady	Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 9, 2007 Form 8-K Current Report (File No. 1-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 1-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to November 3, 2010 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated October 28, 2010 for Orient-Express Hotels Ltd. and certain subsidiaries arranged by Barclays Bank PLC and other banks

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis.  The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan
10.2	Exhibit 10.2 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 1-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan
10.5	Exhibit 10.1 to June 4, 2010 Form 8-K Current Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan

Exhibit No.	Incorporated by Reference to	Description

10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment
10.9	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.
10.10	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File No. 1-16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White
10.11	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Filip Boyen (dated December 1, 2006), Roger Collins (dated December 1, 2006), Martin O’Grady (dated November 15, 2007), Philip Calvert (dated December 5, 2008) and Roy Paul (dated February 1, 2011)

10.12	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Edwin Hetherington (dated December 1, 2006), David Williams (dated December 1, 2006) and Phillip A. Gesue (dated February 9, 2009)

11		Statement of computation of per share earnings
12		Statement of computation of ratios
14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers
21		Subsidiaries of Orient-Express Hotels Ltd.
23		Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-158308 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and No. 333-168588
31		Rule 13a-14(a)/15d-14(a) Certification
32		Section 1350 Certification
99.1	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient- Express Hotels Ltd.
99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 1-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
100		Interactive data file