Form 10-Q
period 2011-03-31
ORIENT EXPRESS HOTELS LTD
filed 2011-05-09
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, 102,469,000 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2011	December 31, 2010
	$’000	$’000
Assets
Cash and cash equivalents	117,145	150,344
Restricted cash	14,343	8,429
Accounts receivable, net of allowances of $491 and $474	43,321	51,386
Due from unconsolidated companies	27,339	19,643
Prepaid expenses and other	53,225	23,663
Inventories	46,480	44,245
Assets of discontinued operations held for sale	35,426	33,945
Real estate assets	73,869	68,111

Total current assets	411,148	399,766

Property, plant and equipment, net of accumulated depreciation of $293,727 and $277,209	1,283,520	1,268,822
Property, plant and equipment of consolidated variable interest entities	187,822	188,502
Investments in unconsolidated companies	57,621	60,428
Goodwill	183,082	177,498
Other intangible assets	19,178	18,987
Other assets	27,663	23,711

	2,170,034	2,137,714

Liabilities and Equity
Working capital facilities	—	1,174
Accounts payable	22,218	25,448
Accrued liabilities	74,693	71,436
Deferred revenue	45,463	28,963
Liabilities of discontinued operations held for sale	2,180	2,910
Current portion of long-term debt and obligations under capital leases	127,533	124,805
Current portion of long-term debt of consolidated variable interest entities	1,777	1,775

Total current liabilities	273,864	256,511

Long-term debt and obligations under capital leases	522,306	511,336
Long-term debt of consolidated variable interest entities	90,084	90,529
Liability for pension benefit	5,724	5,617
Other liabilities	24,581	30,095
Deferred income taxes	104,251	100,730
Deferred income taxes of consolidated variable interest entities	61,835	61,835
Liability for uncertain tax positions	6,138	8,194

	1,088,783	1,064,847
Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (120,000,000 shares authorized):
Issued -102,466,966 (2010 -102,373,241)	1,024	1,023
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2010 - 18,044,478)	181	181

Additional paid-in capital	969,898	968,492
Retained earnings	125,108	140,015
Accumulated other comprehensive loss	(16,927)	(38,585)
Less: reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)

Total shareholders’ equity	1,079,103	1,070,945
Non-controlling interests	2,148	1,922

Total equity	1,081,251	1,072,867

	2,170,034	2,137,714

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2011	2010
	$’000	$’000

Revenue	103,907	91,987

Expenses:
Depreciation and amortization	11,307	11,096
Cost of services	53,637	48,562
Selling, general and administrative	49,306	43,336

Total expenses	114,250	102,994

Gain on disposal of property, plant and equipment	606	—

Losses from operations	(9,737)	(11,007)

Interest expense, net	(9,315)	(6,757)
Foreign currency, net	963	3,822

Net finance costs	(8,352)	(2,935)

Losses before income taxes and earnings from unconsolidated companies, net of tax	(18,089)	(13,942)

Benefit from/(provision for) income taxes	4,739	(1,144)

Losses before earnings from unconsolidated companies	(13,350)	(15,086)

Losses from unconsolidated companies, net of tax of $(233) and $(806)	(532)	(2,051)

Losses from continuing operations	(13,882)	(17,137)

(Losses)/earnings from discontinued operations, net of tax provision/(benefit) of $Nil and $Nil	(798)	4,298

Net losses	(14,680)	(12,839)

Net earnings attributable to non-controlling interests	(227)	(169)

Net losses attributable to Orient-Express Hotels Ltd	(14,907)	(13,008)

	$	$

Basic (losses)/earnings per share:
Net losses from continuing operations	(0.13)	(0.20)
Net (losses)/earnings from discontinued operations	(0.01)	0.05

Net losses	(0.14)	(0.15)

Diluted (losses)/earnings per share:
Net losses from continuing operations	(0.13)	(0.20)
Net (losses)/earnings from discontinued operations	(0.01)	0.05

Net losses	(0.14)	(0.15)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2011	2010
	$’000	$’000

Cash flows from operating activities:
Net losses	(14,680)	(12,839)
Less: (Losses)/earnings from discontinued operations, net of tax	(798)	4,298

Net losses from continuing operations	(13,882)	(17,137)
Adjustment to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	11,307	11,096
Amortization of finance costs	931	890
Undistributed earnings of unconsolidated companies	765	2,815
Share-based compensation	1,572	1,487
Change in deferred income tax	(6,274)	(3,378)
Gains/(losses) from disposals of property, plant and equipment	606	(592)
(Decrease)/increase in provisions for uncertain tax positions	(2,056)	540
Other non-cash items	145	(277)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(2,324)	(5,492)
(Increase)/decrease in due from unconsolidated companies	(5,659)	1,500
(Increase)/decrease in inventories	(926)	2,109
Decrease/(increase) in real estate assets	1,076	(5,724)
Increase in payables, accrued liabilities, and deferred revenue	14,059	5,143

Net cash used in operating activities from continuing operations	(660)	(7,020)
Net cash used in operating activities from discontinued operations	(701)	(5,911)

Net cash used in operating activities	(1,361)	(12,931)

Cash flows from investing activities:
Capital expenditures	(14,636)	(11,740)
Acquisitions, net of cash acquired	(2,252)	(46,285)
Increase in restricted cash	(5,767)	(2,442)
Decrease in restricted cash	—	4,440
Proceeds from sale of property, plant and equipment	—	—

Net cash used in investing activities from continuing operations	(22,655)	(56,027)
Net cash provided by investing activities from discontinued operations	—	17,915

Net cash used in investing activities	(22,655)	(38,112)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Three months ended March 31,	2011	2010
	$’000	$’000

Cash flows from financing activities:
Proceeds from working capital and revolving credit facilities	—	6,056
Payments on working capital and revolving credit facilities	(1,109)	(3,179)
Issuance of common shares	—	138,000
Issuance costs of common shares	(157)	(7,032)
Stock options exercised	—	—
Issuance of long-term debt, net of issuance costs	(458)	9,586
Principal payments under long-term debt	(8,515)	(7,756)

Net cash (used in)/provided by financing activities from continuing operations	(10, 239)	135,675
Net cash used in financing activities from discontinued operations	—	(6,757)

Net cash (used in)/provided by financing activities	(10,239)	128,918

Effect of exchange rate changes on cash and cash equivalents	949	50

Net increase/(decrease) in cash and cash equivalents	(33,306)	77,925

Cash and cash equivalents at beginning of year (includes $479 (2011), $1,676 (2010) of discontinued operations cash)	150,829	72,969

Cash and cash equivalents at end of period (includes $378 (2011), $503 (2010) of discontinued operations cash)	117,523	150,894

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value	Class A common shares at par value	Class B common shares at par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/ (loss)	Common shares held by a subsidiary	Total comprehensive income/ (loss)	Non- controlling interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, Jan 1, 2010	—	769	181	714,980	202,774	(39,814)	(181)		1,769	880,478
Issuance of class A common shares in public offering, net of issuance costs	—	138	—	130,830	—	—	—		—	130,968
Share based compensation	—	—	—	1,363	—	—	—		—	1,363
Comprehensive loss:
Net losses on common shares	—	—	—	—	(13,008)	—	—	(13,008)	169	(12,839)
Other comprehensive losses	—	—	—	—	—	(15,691)	—	(15,691)	6	(15,685)
								(28,699)

Balance, March 31, 2010	—	907	181	847,173	189,766	(55,505)	(181)		1,944	984,285

Balance, Jan 1, 2011	—	1,023	181	968,492	140,015	(38,585)	(181)		1,922	1,072,867
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—		—	(157)
Share based compensation	—	—	—	1,563	—	—	—		—	1,563
Share options exercised	—	1	—	—	—	—	—		—	1
Comprehensive income:
Net losses on common shares	—	—	—	—	(14,907)		—	(14,907)	227	(14,680)
Other comprehensive income	—	—	—	—		21,658	—	21,658	(1)	21,657
								6,751

Balance, March 31, 2011	—	1,024	181	969,898	125,108	(16,927)	(181)		2,148	1,081,251

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

a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles (“US GAAP”) for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in these condensed consolidated statements.

Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  See Note 1 to the consolidated financial statements in the 2010 Form 10-K for additional information regarding significant accounting policies.

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

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on the Company’s financial statement disclosures. See Note 19.

Effective January 1, 2011, the Company has adopted guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of the provisions of this ASU required for any impairment tests performed in periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s consolidated financial statements.

(b) Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows:

Three months ended March 31,	2011	2010
	’000	’000

Basic	102,432	87,826
Effect of dilution	—	—

Diluted	102,432	87,826

For the three months ended March 31, 2011 and 2010, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in both periods and the effect of their inclusion would be anti-dilutive.

The average number of share options and share-based awards excluded from the weighted average shares outstanding were as follows:

Three months ended March 31,	2011	2010
	$’000	$’000

Share options	2,783,536	1,763,774
Share-based awards	646,036	569,951

	3,429,572	2,333,725

The number of share options and share-based awards at March 31, 2011 were 3,470,064 (March 31, 2010 - 2,315,174).

2.         Discontinued operations

Assets held for sale: Bora Bora Lagoon Resort, Hôtel de la Cité, and O.E. Interactive/Luxurytravel.com

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort, which was included in the hotels and restaurant segment. The property sustained damage as a result of a cyclone in February 2010 and is currently closed.  The property continues to be actively marketed and is saleable in its current condition as land for future development. OEH engaged additional selling agents in 2010 who are appropriately incentivized to sell the property within one year, which OEH expects to achieve, and is currently in discussions with interested parties.

In November 2010, OEH decided to sell Hôtel de la Cité in Carcassonne, France which was included in the hotels and restaurants segment. OEH is currently in negotiation to complete the sale of this hotel. This sale is expected to be completed in 2011.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which were included in the trains and cruises segment.  These companies became held for sale based on an offer from a third party to purchase them.  This sale is expected to be completed in 2011.

These hotels and Internet-based companies have been classified as held for sale and their results have been presented as discontinued operations for all periods presented.

Summarized operating results of the hotels and Internet-based companies held for sale are as follows:

Three months ended March 31,	2011	2010
	$’000	$’000

Revenue	508	1,555

Losses before tax and impairment	(798)	(2,379)
Impairment loss/other	—	6,677

(Loss)/earnings before tax	(798)	4,298
Tax benefit/(provision)	—	—

Net (losses)/earnings from discontinued operations	(798)	4,298

For the three months ended March 31, 2010, a gain of $6,677,000 (including a $6,730,000 transfer of foreign currency translation gain from other comprehensive income) was recorded on the disposal of Lilianfels Blue Mountains hotel, which is reported within (losses)/earnings from discontinued operations, net of tax.

Assets and liabilities of the hotels and Internet-based companies that have been classified as held for sale consisted of the following:

	March 31, 2011	December 31, 2010
	$’000	$’000

Current assets	1,819	4,565
Other assets	3,344	1,029
Property, plant and equipment, net of depreciation	30,263	28,351

Total assets held for sale	35,426	33,945

Liabilities held for sale	(2,180)	(2,910)

3.             Variable interest entities

OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a variable interest entity (“VIE”). In that assessment, OEH’s analysis includes both quantitative and qualitative considerations. OEH bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements. In accordance with the guidance for the consolidation of a VIE, OEH also uses its qualitative analysis to determine if OEH is the primary beneficiary of the VIE through the assessment of the powers to direct activities that most significantly impact economic performance of the VIE.

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

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
	$’000	$’000

Current assets	6,130	5,897
Property, plant and equipment	187,822	188,502
Goodwill	40,395	40,395
Other assets	2,727	2,823

Total assets	237,074	237,617

Current liabilities	(18,927)	(17,827)
Third-party debt, including $1,777 and $1,775 current portion	(91,861)	(92,304)
Deferred income taxes	(61,835)	(61,835)

Total liabilities	(172,623)	(171,966)

Net assets (before amounts payable to OEH of $94,460 and $94,141)	64,451	65,651

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet.

4.             Acquisitions

No acquisitions occurred during the three months ended March 31, 2011.

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

OEH performed a preliminary fair value exercise to allocate the purchase price to the acquired assets and liabilities as at January 22, 2010, which was finalized in the quarter ended December 31, 2010. This resulted in a $468,000 increase in goodwill from settlement of outstanding tax positions and working capital items with the vendor of the properties.

The following table summarizes the consideration paid for the hotels and the fair values of the assets acquired and liabilities assumed, converted to US dollars at the exchange rate effective at the date of acquisition:

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

Acquisition-related costs which are included within selling, general and administrative expenses for the year ended December 31, 2010 were $684,000. The purchase price of €41,874,000 ($59,162,000), net of contingent consideration of €4,000,000 ($5,651,000) described below, was €37,874,000 ($53,511,000) which was funded by cash payments and new indebtedness totaling €32,843,000 ($46,402,000), vendor financing of €5,000,000 ($7,064,000) and cash acquired of €31,000 ($45,000).

The acquisition of the two hotels has been accounted for using the purchase method of accounting for business combinations.  The results of operation of the hotels have been included in the consolidated financial results since the date of acquisition.

OEH has agreed to pay the vendor up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) (determined using an income approach) based on an analysis of the likelihood of the conditions for payment being met.  In February 2011, OEH paid the vendor €1,500,000 of the contingent consideration as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been granted.

The pro forma effects of the acquisition of these two hotels on OEH’s consolidated financial statements were not material for the three months ended March 31, 2010.

5.             Investments in unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies are as follows:

	March 31, 2011	December 31, 2010
	$’000	$’000

Current assets	51,456	52,908
Property, plant and equipment, net	353,070	342,207
Other assets	4,554	4,695

Total assets	409,080	399,810

Current liabilities	72,510	165,416
Long-term debt	131,101	33,099
Other liabilities	102,114	91,123

Total shareholders’ equity	103,355	110,172

Total liabilities and shareholders’ equity	409,080	399,810

Three months ended March 31,	2011	2010
	$’000	$’000

Revenue	28,157	17,507

Earnings/(losses) from operations before net finance costs	1,170	(2,944)

Net losses	(1,286)	(4,182)

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

The Company has guaranteed, through 2012, $2,571,000 of the debt obligations of the rail joint venture in Peru and, through 2016, additional debt obligations of $10,087,000. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,542,000 through April 2011.  The Company has contingently guaranteed, through 2016, $13,563,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $9,765,000 of its debt obligations.  The guarantees are contingent because they may only be enforced in the event there is a change in control of the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the Peru hotel joint venture company at March 31, 2011, totalling $23,328,000, have been classified within current liabilities of the joint venture as it was out of compliance with the financial covenants in its loan facilities. Discussions with the banks are ongoing to bring the joint venture into compliance.

The Company has also guaranteed, through 2011, a $3,000,000 working capital facility of Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment. Additionally, OEH has guaranteed $10,643,000 of the debt obligations and $1,418,000 of a working capital loan facility of Hotel Ritz, Madrid in which OEH has a 50% equity investment.

6.             Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2011	December 31, 2010
	$’000	$’000

Land and buildings	1,155,359	1,138,139
Machinery and equipment	198,001	191,664
Fixtures, fittings and office equipment	204,542	197,062
River cruise ship and canal boats	19,345	19,166

	1,577,247	1,546,031
Less: accumulated depreciation	(293,727)	(277,209)

	1,283,520	1,268,822

The major classes of assets under capital leases included above are as follows:

	March 31, 2011	December 31, 2010
	$’000	$’000

Freehold and leased land and buildings	4,946	4,614
Machinery and equipment	955	940
Fixtures, fittings and office equipment	456	446

	6,357	6,000
Less: accumulated depreciation	(1,580)	(1,492)

	4,777	4,508

The depreciation charge on property, plant and equipment for the three months ended March 31, 2011 was $11,238,000 (March 31, 2010 - $11,010,000)

As of March 31, 2011, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $187,822,000 (December 31, 2010 - $188,502,000) is separately disclosed on the balance sheet. See Note 3.

For the three months ended March 31, 2011, OEH capitalized interest in the amount of $Nil. For the year ended December 31, 2010, capitalized interest amounted to $3,130,000. All amounts capitalized were recorded in property, plant and equipment.

New York hotel project

On March 18, 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2,000,000 contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25,500,000, which were recorded in prepaid expenses and other as at the balance sheet date. This transaction resulted in a gain, net of costs, of $606,000 in the three months ended March 31, 2011.

As part of this assignment, OEH entered into an option agreement which grants the Assignee a “call” option expiring July 19, 2011 to acquire 45,000 square feet of the approximately 52,000 square feet of excess development rights held by ‘21’ Club at a price to the Assignee of $13,500,000 and, alternatively, a “put” option expiring the same date to sell to OEH the excess development rights (approximately 65,000 square feet) of the Donnell branch site at a price to OEH of $16,000,000.  The closing date of the call option would be on or before March 15, 2012, and the closing date of the put option would be 75 days after its exercise or sooner if OEH elects to defer payment to the Assignee up to 24 months.  The parties anticipate that the Assignee will exercise its call option on the ‘21’ Club rights, but that purchase depends on negotiations with a third party not involving OEH.

7.             Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	Hotels and restaurants	Trains and cruises	Total
	$’000	$’000	$’000

Balance as of January 1, 2011	169,610	7,888	177,498
Foreign currency translation adjustment	5,535	49	5,584

Balance as at March 31, 2011	175,145	7,937	183,082

The gross goodwill amount at January 1, 2011 was $195,316,000 and the accumulated impairment at that date was $17,818,000. All impairments to that date related to hotel and restaurant operations.

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

There were no triggering events in the first quarter of 2011 that would have required OEH to assess the carrying value of goodwill.

8.         Other intangible assets

	Three months ended March 31, 2011
	Favorable lease assets	Tradenames	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2011	13,503	7,100	20,603
Foreign currency translation adjustment	296	—	296

Balance as at March 31, 2011	13,799	7,100	20,899

Accumulated amortization:
Balance as of January 1, 2011	1,616	—	1,616
Charge for the year	69	—	69
Foreign currency translation adjustment	36	—	36

Balance as at March 31, 2011	1,721	—	1,721

Net book value:
As at December 31, 2010	11,887	7,100	18,987

As at March 31, 2011	12,078	7,100	19,178

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years.  Tradenames have an indefinite life and therefore are not amortized.

Amortization expense for the three months ended March 31, 2011 was $69,000 (2010 - $86,000).  Estimated amortization expense for each of the years ended December 31, 2012 to December 31, 2016 is $358,000.

9.             Long-term debt and obligations under capital lease

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 22 years, with a weighted average interest rate of 4.59% and 4.61%, respectively	644,682	630,952
Obligations under capital lease	5,157	5,189

	649,839	636,141
Less: current portion	127,533	124,805

	522,306	511,336

Of the current portion of long-term debt, $28,000,000 (December 31, 2010 - $28,000,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2012.

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

At March 31, 2011, OEH was in compliance with all financial covenants on consolidated loans.  One unconsolidated joint venture company, however, was out of compliance. See Note 5.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2011:

Year ending December 31,	$’000

2012	114,515
2013	166,869
2014	16,594
2015	192,962
2016	2,446
2017 and thereafter	28,920

522,306

The debt of Charleston Center LLC, a consolidated VIE, of $91,861,000 (December 31, 2010 - $92,304,000) is non-recourse to OEH and separately disclosed on the balance sheet.  See Note 3.

10.       Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2011	December 31, 2010
	$’000	$’000

Deferred income on guarantees of bank loans to hotel joint venture in Peru (see note 5)	772	932
Interest rate swaps (see note 19)	5,641	9,768
Long-term accrued interest at Charleston Place Hotel	13,690	13,540
Cash-settled stock appreciation rights plan	363	354
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see note 4)	4,115	5,501

	24,581	30,095

11.                     Income taxes

Three months ended March 31,	2011	2010
	$’000	$’000

(Benefit)/provision for income taxes	(4,739)	1,144

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

Three months ended March 31,	2011	2010
	$’000	$’000

Increase in the beginning-of-the year balance of valuation allowances	—	2,000

Exchange rate movements on deferred tax	362	(115)

Deferred tax on derivatives	59	(278)

Changes in uncertain tax positions	(928)	249

Changes in interest and penalties	(1,128)	291

The changes in valuation allowances are due to changes in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions.

The Company recognized a tax benefit of $2,513,000 related to the release of certain prior year uncertain tax positions and related interest and penalties in the three months ended March 31, 2011 as a discrete item in the period.

12.                     Pensions

Components of net periodic pension benefit cost were as follows:

Three months ended March 31,	2011	2010
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	353	270
Expected return on assets	(334)	(200)
Net amortization and deferrals	202	168

Net periodic benefit cost	221	238

As of March 31, 2011, $465,000 of contributions had been made.  OEH anticipates contributing an additional $1,406,000 to fund its defined benefit pension plan in 2011 for a total of $1,871,000.

13.                     Supplemental cash flow information

Three months ended March 31,	2011	2010
	$’000	$’000

Cash paid for:
Interest	6,582	5,725

Income taxes	3,533	3,646

In conjunction with acquisitions in the three months ended March 31, 2011 and 2010, liabilities were assumed as follows:

Three months ended March 31,	2011	2010
	$’000	$’000

Fair value of assets acquired	—	115,048
Cash paid	—	(53,394)

Liabilities assumed	—	(61,654)

The purchase price, net of contingent consideration, of the two hotels in Sicily acquired in the three months ended March 31, 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

Restricted cash

	March 31, 2011	December 31, 2010
	$’000	$’000

Cash deposits required to be held with banks to support OEH’s payment of interest and principal	7,845	4,204
Collateral to support derivatives with negative mark-to-market position	1,558	1,558
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	2,315	1,960
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	2,625	707

	14,343	8,429

14.                               Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows:

	March 31, 2011	December 31, 2010
	$’000	$’000

Foreign currency translation adjustments, net of tax of $Nil and $Nil	(2,937)	(20,034)
Derivative financial instruments net of tax of $1,535 and $112	(4,184)	(8,745)
Pension liability, net of tax of $1,517 and $1,517	(9,806)	(9,806)

	(16,927)	(38,585)

The components of comprehensive income/(loss) are as follows:

Three months ended March 31,	2011	2010
	$’000	$’000

Net losses	(14,907)	(13,008)
Foreign currency translation adjustments	17,097	(13,912)
Change in fair value of derivatives, net of tax of $1,423 and $Nil	4,561	(1,779)
Change in pension liability, net of tax of $Nil and $Nil	—	—

Comprehensive income/(loss)	6,751	(28,699)

15.                     Share-based compensation plans

On March 1, 2011, OEH granted under the 2009 Share Award and Incentive Plan deferred shares without performance criteria covering 166,437 class A common shares of which 46,935 vest on June 30, 2011, 84,502 vest on March 1, 2012 and 35,000 vest on March 1, 2014. The stock price at the date of the award of deferred shares was $12.66 per share.

The fair value of share-based compensation awards issued in the three months ended March 31, 2011 was $2,105,000 (2010 - $1,331,000).

The total compensation related to unvested awards outstanding at March 31, 2011, to be recognized over the period April 1, 2011 to March 31, 2014, was $9,722,000. OEH recognized equity compensation expense of $1,572,000 in the three months ended March 31, 2011 (March 31, 2010 - $1,487,000).

Previously awarded cash-settled share appreciation rights have been recorded as other liabilities with a fair value of $363,000 at March 31, 2011. See Note 10.

16.                     Fair values of financial instruments and non-financial assets

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, working capital facilities, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities.

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of March 31, 2011 are as follows:

	March 31, 2011
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	117,145	117,145

Accounts receivable	43,321	43,321

Working capital facilities	—	—

Accounts payable	22,218	22,218

Accrued liabilities	74,693	74,693

Long-term debt, including current portion, excluding obligations under capital leases	644,682	615,876

Long-term debt, including current portion, held by a consolidated VIE	91,861	91,091

17.                               Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $7,911,000 at March 31, 2011 (December 31, 2010 - $43,658,000). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $3,618,000 at March 31, 2011 (December 31, 2010 - $5,535,000).

OEH agreed in January 2010 to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $7,095,000 at March 31, 2011) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, €1,500,000 ($2,040,000) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been obtained.  See Note 4.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in instalments over five years with interest.  These deferred payments have not been recognized by OEH because of the uncertainty of collectability.

See Note 6 regarding assignment of the purchase and development agreements between OEH and the New York Public Library, including a call and put option under that assignment.

18.                               Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2010 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development.  Segment performance is evaluated based upon segment net earnings from continuing operations before interest, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income:

	Three months ended March 31,	2011	2010
		$’000	$’000

	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	14,680	13,020
	- North America	29,248	27,339
	- Rest of world	44,943	38,410
	Hotel management/part ownership interests	1,089	562
	Restaurants	3,341	3,114

		93,301	82,445
	Tourist trains and cruises	7,075	5,848
	Real estate	3,531	3,694

		103,907	91,987

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	4,541	4,466
	- North America	2,629	2,949
	- Rest of world	2,998	2,708
	Restaurants	191	185

		10,359	10,308
	Tourist trains and cruises	948	788

		11,307	11,096

	Segment EBITDA:
	Hotels and restaurants
Owned hotels	- Europe	(6,858)	(7,478)
	- North America	5,160	5,444
	- Rest of world	11,555	11,084
	Hotel management/part ownership interests	(220)	(1,308)
	Restaurants	148	143

		9,785	7,885
	Tourist trains and cruises	(751)	(1,729)
	Real estate	(1,118)	(1,340)
	Central overheads	(7,717)	(7,584)
	Gain on disposal	606	—

		805	(2,768)

	Segment EBITDA/net losses reconciliation:
	Segment EBITDA	805	(2,768)
	Less:
	Depreciation and amortization	11,307	11,096
	Interest expense, net	9,315	6,757
	Foreign currency, net	(963)	(3,822)
	Provision for income taxes	(4,739)	1,144
	Share of provision for income taxes of unconsolidated companies	(233)	(806)

	Losses from continuing operations	(13,882)	(17,137)

	Losses from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	(810)	(1,347)
	Tourist trains and cruises	278	(704)

		(532)	(2,051)

	Capital expenditure:
	Hotels and restaurants
Owned hotels	- Europe	5,894	4,893
	- North America	3,580	2,184
	- Rest of world	3,361	2,227
	Restaurants	346	41

		13,181	9,345
	Tourist trains and cruises	1,214	1,363
	Real estate	241	1,032

		14,636	11,740

Financial information regarding geographic areas based on the location of properties is as follows:

Three months ended March 31,	2011	2010
	$’000	$’000

Revenue:
Europe	19,117	16,811
North America	36,120	34,147
Rest of world	48,670	41,029

	103,907	91,987

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

Derivative instruments are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the three months ended March 31, 2011, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2011 and December 31, 2010, OEH had the following outstanding interest rate derivatives stated at their notional amounts that were designated as cash flow hedges of interest rate risk:

	March 31, 2011		December 31, 2010
	’000		’000
Interest Rate Derivatives
Interest Rate Swaps	A$	10,950	A$	11,100
Interest Rate Swaps		€151,632		€158,495
Interest Rate Swaps		$150,801		$154,728

This includes interest rate derivatives of €49,657,000 notional amount that were acquired with the purchase of the Grand Hotel Timeo and Villa Sant’Andrea.

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $52,162,000 at March 31, 2011 and $50,310,000 at December 31, 2010, both liabilities.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of the authoritative guidance. As of March 31, 2011, OEH had one interest rate swap with a notional amount of €6,206,000 ($8,807,000 in US dollars) (December 31, 2010 - $8,327,000) that was a non-designated hedge of OEH’s exposure to interest rate risk, and interest rate options of €44,375,000 and $55,720,000 (December 31, 2010 - €44,719,000 and $55,720,000).

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of March 31, 2011 and December 31, 2010.

	Balance Sheet Location	Fair Value as of March 31, 2011	Fair Value as of December 31, 2010
		$’000	$’000

Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	3,212	1,033
Interest Rate Swaps	Accrued liabilities	(7,173)	(6,061)
Interest Rate Swaps	Other liabilities	(5,158)	(9,114)

Total		(9,119)	(14,142)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	358	361
Interest Rate Swap	Accrued liabilities	(61)	(131)
Interest Rate Swap	Other liabilities	(483)	(654)

Total		(186)	(424)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations and the statements of changes in condensed consolidated total equity for the three months ended March 31, 2011 and 2010:

Three months ended March 31,	2011	2010
	$’000	$’000

Interest rate swaps designated as hedging instruments:
Amount of gain/(loss) recognized in OCI (effective portion)	3,792	(4,463)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	(2,192)	(2,684)

Deferred tax on OCI movement	1,423	—

Amount of gain/(loss) recognized in interest expense on derivatives (ineffective portion)	56	(78)

Derivatives not designated as hedging instruments:
Amount of gain/(loss) recognized in interest expense	238	(690)

At March 31, 2011, the amount accounted for in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $5,573,000.

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of March 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $12,875,000. As of March 31, 2011, OEH had posted cash collateral of $1,558,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $13,184,000.

Fair value measurements

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

The tables below present a reconciliation of the beginning and ending balances of derivatives having fair value measurements based on significant unobservable inputs (Level 3) for the period ended March 31, 2011:

	Beginning balance at January 1, 2011	Transfers out of Level 3	Realized losses Included in earnings	Unrealized gains included in other comprehensive income	Settlements	Ending balance at March 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000

Derivatives at fair value:	(277)	(1,184)	222	1,473	222	456

Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been classified in the Level 3 category. The transfers out of Level 3 in 2011 represented new swaps as at December 31, 2010 with a fair value close to zero where the credit valuation adjustment was previously greater than 20% of the fair value.

The amount of total losses for the three months ended March 31, 2011 included in earnings that are attributable to the change in unrealized gains or losses relating to those derivatives still held was $Nil (March 31, 2010 - $Nil)

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	3,114	456	3,570

Liabilities at fair value:
Derivative financial instruments	—	(12,875)	—	(12,875)
Net liability	—	(9,761)	456	(9,305)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
Assets at fair value:
Derivative financial instruments	—	1,394	—	1,394

Liabilities at fair value:
Derivative financial instruments	—	(15,683)	(277)	(15,960)
Net liability	—	(14,289)	(277)	(14,566)

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.

20.                     Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH is an equity method investor, and guarantees its $3,000,000 working capital facility.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at March 31, 2011 was $1,781,000 (December 31, 2010-$1,126,000).

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocaril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Note 5.  In the three months ended March 31, 2011, OEH earned management and guarantee fees of $1,341,000 (2010-$792,000) and loan interest of $Nil (2010-$Nil) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at March 31, 2011 was $5,945,000 (December 31, 2010-$2,826,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended March 31, 2011, OEH earned $212,000 (2010-$205,000) in management fees, which are recorded in revenue, and $111,000 (2010-$71,000) in interest income which is recorded in interest income.  The amount due to OEH from the Hotel Ritz at March 31, 2011 was $19,612,000 (December 31, 2010-$15,689,000).

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended March 31, 2011 and in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2010 Form 10-K annual report.

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

Hotels consist of 41 deluxe hotels, 36 of which are wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity.  Of the 36 owned hotels, two were purchased in 2010 and, as noted below, two were held for sale at March 31, 2011 and were accounted for as discontinued operations.  The other 34 owned hotels are referred to in this discussion as “owned hotels” of which 12 were located in Europe, seven in North America and 15 in the Rest of the World.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The two hotels held for sale at March 31, 2011, as previously reported, were Bora Bora Lagoon Resort in French Polynesia and Hôtel de la Cité in Carcassonne, France.  The results of these two properties have been reflected as discontinued operations for all periods presented.  Bora Bora Lagoon Resort continues to be actively marketed and is saleable in its current condition as land for future development.  OEH has engaged selling agents who are appropriately incentivized to sell the property during 2011, which OEH expects to achieve, and is currently in discussions with interested parties.  Regarding Hôtel de la Cité, OEH decided to in November 2010 to sell the property and is currently in negotiation to complete a sale in 2011.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on an offer from a third party to purchase them. This sale is expected to be completed in 2011.

OEH’s active real estate projects are in St. Martin, French West Indies, Keswick, Virginia and Koh Sumai, Thailand.

In March 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2.0 million contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25.5 million, which were recorded in prepaid expenses and other as at the balance sheet date. This transaction resulted in a gain, net of costs, of $0.6 million in the three months ended March 31, 2011.  See Note 6 to the Financial Statements.

Results of Operations

Three months Ended March 31, 2011 compared to Three months Ended March 31, 2010

OEH’s operating results for the three months ended March 31, 2011 and 2010, expressed as a percentage of revenue, were as follows:

Three months ended March 31,	2011	2010
	%	%

Revenue
Hotels and restaurants	90	90
Tourist trains and cruises	7	6
Real estate and property development	3	4
	100	100
Expenses
Depreciation and amortization	11	12
Cost of services	52	53
Selling, general and administrative	47	48
Gain on disposal of property, plant and equipment	(1)	—
Net finance costs	8	3

Losses before income taxes	(17)	(16)
Benefit/(provision) for income taxes	5	(1)
Losses from unconsolidated companies	(1)	(2)

Net losses from continuing operations	(13)	(19)
(Losses)/earnings from discontinued operations	(1)	5

Net losses	(14)	(14)

Segment EBITDA, defined as segment net earnings from continuing operations before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”), of OEH’s operations for the three months ended March 31, 2011 and 2010 is analyzed as follows (dollars in millions):

Three months ended March 31,	2011	2010
	$	$

Segment EBITDA:
Hotels and restaurants
Owned hotels:
-Europe	(6.9)	(7.5)
-North America	5.2	5.4
-Rest of the World	11.6	11.1
Hotel management and part-ownership interests	(0.2)	(1.3)
Restaurants	0.1	0.1

	9.8	7.8
Tourist trains and cruises	(0.8)	(1.7)
Real estate and property development	(1.1)	(1.3)
Gain on disposal of property, plant and equipment	0.6	—
Central overheads	(7.7)	(7.6)

	0.8	(2.8)

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended March 31,	2011	2010
	$	$

Net losses	(14.7)	(12.8)
Add:
Depreciation and amortization	11.3	11.1
Interest expense, net	9.3	6.7
Foreign currency, net	(1.0)	(3.8)
(Benefit)/provision for income taxes	(4.7)	1.1
Loss/(earnings) from discontinued operations, net of tax	0.8	(4.3)
Share of provision for income taxes of unconsolidated companies	(0.2)	(0.8)

	0.8	(2.8)

Operating information for OEH’s owned hotels for the three months ended March 31, 2011 and 2010 is as follows:

Three months ended March 31,	2011	2010

Average Daily Rate (in dollars)
Europe	422	380
North America	368	376
Rest of the world	347	327
Worldwide	362	348

Rooms Available (in thousands)
Europe	48	47
North America	67	67
Rest of the world	118	116

Worldwide	233	230

Rooms Sold (in thousands)
Europe	14	13
North America	43	41
Rest of the world	76	71

Worldwide	133	125

Occupancy (percentage)
Europe	29	28
North America	64	60
Rest of the world	64	61
Worldwide	57	54

RevPAR (in dollars)
Europe	124	106
North America	234	227
Rest of the world	223	201
Worldwide	206	189

			Change %
Three months ended March 31,	2011	2010	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	97	90	8%	7%
North America	234	227	3%	3%
Rest of the world	223	201	11%	8%
Worldwide	203	188	8%	6%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, which is the rooms’ revenue divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations), closed periods or major refurbishments.  In addition to acquisitions and discontinued operations, the same store data exclude the following operations:

Le Manoir aux Quat’Saisons

La Residencia

Overview

The net loss attributed to OEH for the three months ended March 31, 2011 was $14.9 million ($0.15 per common share) on revenue of $103.9 million, compared with a net loss of $13.0 million ($0.15 per common share) on revenue of $92.0 million in the prior year first quarter. Business conditions in the global lodging industry continue to show signs of improvement. The first quarter is a traditional loss-making period because a number of OEH’s properties are closed for the winter, the Venice

Simplon-Orient-Express train does not operate for most of the quarter and tourist arrivals are low in locations with poor winter weather. RevPAR of owned hotels on a same store basis increased from $188 in the first quarter of 2010 to $203 in the first quarter of 2011, an 8% increase when measured in US dollars and 6% in local currency. These gains have resulted from a combination of occupancy and average daily rate increases.  Occupancy was 57% in the first quarter of 2011, compared to 54% for the same period in the prior year.  Average daily rate increased to $362 in the first quarter of 2011, compared to $348 for the same period in the prior year.  With the global economy strengthening, OEH expects pricing to follow the growth in occupancy as demand increases. OEH’s strategy is to increase revenue, manage its costs and preserve profit margins.

The net loss from continuing operations for the three months ended March 31, 2011 was $13.9 million, an improvement of $3.2 million, compared with net loss from continuing operations of $17.1 million in the three months ended March 31, 2010.  The reduced loss in the three months ended March 31, 2011 was mainly attributable to the performance improvements described above and a gain of $0.6 million on the disposal the New York hotel project.  No impairments were recorded in continuing operations for the three months ended March 31, 2011 or 2010.

Revenue

Three months ended March 31,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels
Europe	14,680	13,020
North America	29,248	27,339
Rest of the world	44,943	38,410
Hotel management/part ownership interests	1,089	562
Restaurants	3,341	3,114

	93,301	82,445
Tourist trains and cruises	7,075	5,848
Real estate	3,531	3,694

	103,907	91,987

Total revenue increased by $11.9 million, or 13%, from $92.0 million in the three months ended March 31, 2010 to $103.9 million in the three months ended March 31, 2011.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $1.7 million, or 13%, from $13.0 million for the three months ended March 31, 2010 to $14.7 million for the three months ended March 31, 2011. Average daily rate increased by 11% from $380 in the three months ended March, 31, 2010 to $422 in the three months ended March, 31, 2011. Occupancy increased 1% from 47% in the three months ended March 31, 2010 to 48% in the three months ended March 31, 2011. On a same store basis, RevPAR in local currency increased by 8%, and in US dollars this translated into an increase of 7%. Exchange rate movements caused revenue to increase by $0.2 million in the three months ended March 31, 2011 compared with the same period in 2010.

North America

Revenue increased by $1.9 million, or 7%, from $27.3 million in the three months ended March 31, 2010 to $29.2 million in the three months ended March 31, 2011. Same store RevPAR increased 3% from $227 in the three months ended March 31, 2010 to $234 in the three months ended March 31, 2011. Average daily rate decreased from $376 in the three months ended March 31, 2010 to $368 in the three months ended March 31, 2011. However, occupancy increased by 4% from 60% in the three months ended March 31, 2010 to 64% in the three months ended March 31, 2011.

Rest of the World

Revenue increased by $6.5 million, or 17%, from $38.4 million in the three months ended March 31, 2010 to $44.9 million in the three months ended March 31, 2011.  Exchange rate movements across the region were responsible for $2.4 million of the revenue increase. Same store RevPAR in US dollars for the three months ended March 31, 2011 increased 11% from $201 in the three months ended March 31, 2010 to $223 for the three months ended March 31, 2011 and 8% when measured in local currency. Average daily rate increased by 6% from $327 in the three months ended March 31, 2010 to $347 in the three months ended March 31, 2011. Occupancy increased 3% from 61% in the three months ended March 31, 2010 to 64% in the three months ended March 31, 2011.

Revenue at OEH’s hotels in South America collectively increased by $4.4 million, or 22%, from $20.0 million in the three months ended March 31, 2010 to $24.4 million in the three months ended March 31, 2011. Exchange rate movements were responsible for $1.1 million of the revenue increase. Same store RevPAR for the three months ended March 31, 2011 increased 11% from $273 in the three months ended March 31, 2010 to $302 for the three months ended March 31, 2011. Occupancy remained flat at 67% for the three months ended March 31, 2011 and 2010.

Southern Africa revenue decreased by $0.1 million, or 1%, from $8.9 million in the three months ended March 31, 2010 to $8.8 million in the three months ended March 31, 2011.

Revenue at OEH’s Australian property increased by $0.7 million, or 19%, from $3.7 million in the three months ended March 31, 2010 to $4.4 million in the three months ended March 31, 2011.  Of this increase, exchange rate movements caused revenue to increase by $0.5 million in the three months ended March 31, 2011 compared with the same period in 2010.

Revenue for the Asian properties increased by $1.4 million, or 24%, to $7.3 million in the three months ended March 31, 2011. Of this increase, 21%, or $0.3 million, was due to exchange rate movements.  Same store RevPAR in US dollars for the three months ended March 31, 2011 increased $36, or 27%, from $134 in the three months ended March 31, 2010 to $170 for the three months ended March 31, 2011. Occupancy also increased 6% from 62% in the three months ended March 31, 2010 to 68% in the three months ended March 31, 2011.

Hotel Management and Part-Ownership Interests: Revenue increased by $0.5 million, to $1.1 million in the three months ended March 31, 2011 compared to the same period in the previous year. This increase entirely relates to the performance of the joint venture hotels in Peru.

Restaurants: Revenue increased by $0.2 million, or 6%, from $3.1 million in the three months ended March 31, 2010 to $3.3 million in the three months ended March 31, 2011.

Trains and Cruises: Revenue increased by $1.3 million, or 22%, from $5.8 million in the three months ended March 31, 2010 to $7.1 million in the three months ended March 31, 2011.  The increase in the period resulted from operating growth of $1.2 million and exchange rate movements of $0.1 million.

Real Estate: Five condominiums were delivered at Porto Cupecoy generating revenue of $1.6 million for the three months ended March 31, 2011. Sales contracts were signed on a further nine units in the three months ended March 31, 2011. Additionally, revenue of $1.9 million was recognized on the sale of a model home on the residential home sites at Keswick Estate, Virginia.  The revenue for the three months ended March 31, 2010 relates to the delivery of eight condominiums at Porto Cupecoy.

Depreciation and amortization

Depreciation and amortization increased by $0.2 million from $11.1 million in the three months ended March 31, 2010 to $11.3 million in the three months ended March 31, 2011. The increase in depreciation was primarily a result of the impact of foreign currency fluctuations.

Cost of services

Cost of services increased by $5.0 million from $48.6 million in the three months ended March 31, 2010 to $53.6 million in the three months ended March 31, 2011. Cost of services was 53% of revenue in the three months ended March 31, 2010 and 52% of revenue in the three months ended March 31, 2011. Exchange rate movements caused cost of services to increase by $1.5 million in the three months ended March 31, 2011 compared with the same period in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.0 million from $43.3 million in the three months ended March 31, 2010 to $49.3 million in the three months ended March 31, 2011. Exchange rate movements were responsible for $1.1 million of the total increase. Selling, general and administrative expenses were 47% of revenue in the three months ended March 31, 2011 and 48% of revenue in the three months ended March 31, 2010.

Segment EBITDA

Three months ended March 31,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels
Europe	(6,858)	(7,478)
North America	5,160	5,444
Rest of the world	11,555	11,084
Hotel management/part ownership interests	(220)	(1,308)
Restaurants	148	143

	9,785	7,885
Tourist trains and cruises	(751)	(1,729)
Real estate	(1,118)	(1,340)
Gain on disposal of property, plant and equipment	606	—
Central overheads	(7,717)	(7,584)

	805	(2,768)

The European hotels collectively reported a segment EBITDA loss of $6.9 million for the three months ended March 31, 2011 compared to a loss of $7.5 million in the same period in 2010. As a percentage of European hotels revenue, the European segment EBITDA margin loss improved from 57% for the three months ended March 31, 2010 to a loss of 47% for the three months ended March 31, 2011. This improvement results mainly from certain Italian hotels opening earlier than in the previous year.

Segment EBITDA in the North American hotels region decreased slightly from a gain of $5.4 million in the three months ended March 31, 2010, to a gain of $5.2 million in the three months ended March 31, 2011. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased from 20% in 2010 to 18% in 2011.

Segment EBITDA in the Rest of the World hotels region increased by 5% from $11.1 million in the three months ended March 31, 2010, to $11.6 million in the three months ended March 31, 2011.  The segment EBITDA margin for the three months ended March 31, 2011 decreased to 26%, compared to a margin of 29% for the same period in 2010.

Gain on disposal of property, plant and equipment

As discussed above, in March 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  This transaction resulted in a gain, net of costs, of $0.6 million in the three months ended March 31, 2011.  See Note 6 to the Financial Statements.

Losses from operations before net finance costs

Losses from operations decreased by $1.3 million from a loss of $11.0 million in the three months ended March 31, 2010 to a loss of $9.7 million in the three months ended March 31, 2011, due to the factors described above.

Net finance costs

Net finance costs were $2.9 million for the three months ended March 31, 2010 and $8.4 million for the three months ended March 31, 2011. The three months ended March 31, 2010 included a foreign exchange gain of $3.8 million compared to a foreign exchange gain of $1.0 million in the three months ended March 31, 2011. Net interest expense increased by $2.5 million, or 37%, from $6.8 million in the three months ended March 31, 2010 to $9.3 million in the three months ended March 31, 2011.  This increase is mainly due to $2.0 million of interest that was capitalized at Porto Cupecoy and in respect of the newly acquired Sicilian hotels which were closed for refurbishment in the three months ended March 31, 2010 and the recent refinancing of certain loans at higher interest rates than existing debt in the three months ended March 31, 2011.

Provision for income taxes

The provision for income taxes decreased by $5.8 million, from a charge of $1.1 million in the three months ended March 31, 2010 to a credit of $4.7 million in the three months ended March 31, 2011.

The provision for income taxes for the three months ended March 31, 2010 included a deferred tax provision of $2.0 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to $Nil provision for valuation allowances in the three months ended March 31, 2011.

The provision for income taxes for the three months ended March 31, 2011 also included a benefit of $2.1 million in respect of OEH’s liability for uncertain tax positions, compared to a provision of $0.5 million in respect of the liability in the three months ended March 31, 2010.

Losses from unconsolidated companies

Losses from unconsolidated companies net of tax decreased by $1.6 million from $2.1 million in the three months ended March 31, 2010 to $0.5 million in the three months ended March 31, 2011.  Losses in 2010 mainly resulted from the Peru hotels joint venture, which was impacted by the damage to buildings and business interruption caused by floods during the first quarter of 2010. The tax benefit associated with earnings from unconsolidated companies was $0.8 million in 2010 and $0.2 million in 2011.

Losses from discontinued operations

The losses from discontinued operations for the three months ended March 31, 2011 were $0.8 million compared with earnings of $4.3 million for the three months ended March 31, 2010. Earnings from discontinued operations for the three months ended March 31, 2010 include a one-off gain of $6.7 million due to the release of the cumulative translation adjustment upon the sale of Lilianfels Blue Mountains in January 2010. Bora Bora Lagoon Resort’s net loss decreased by $1.3 million to $0.1 million for the three months ended March 31, 2011, primarily due to costs on the closure of the hotel in February 2010 after it was damaged by a cyclone. The loss from discontinued operations for the three months ended March 31, 2010 consisted of losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel, Lapa Palace Hotel, La Cabana, Lilianfels Blue Mountains, Hôtel de la Cité, O.E. Interactive Ltd. and Luxurytravel.com UK Ltd.  The loss from discontinued operations for the three months ended March 31, 2011 consisted of losses only for Bora Bora Lagoon Resort, Hôtel de la Cité, O.E. Interactive Ltd. and Luxurytravel.com UK Ltd.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $117.1 million at March 31, 2011, $33.2 million less than the $150.3 million at December 31, 2010. In addition, OEH had restricted cash of $14.3 million (December 31, 2010 - $8.4 million).  At March 31, 2011, there were undrawn amounts available to OEH under committed short-term lines of credit of $10.4 million (December 31, 2010 - $12.1 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million (December 31, 2010 - $12.0 million), bringing total cash availability at March 31, 2011 to $139.5 million, excluding the restricted cash of $14.3 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $137.3 million at March 31, 2011, a decrease from $143.3 million at December 31, 2010.  The main factors that contributed to the decrease in working capital were the reclassification of the current portion of third-party debt on facilities coming due in the next 12 months as well as the use of cash in operating, investing and financing activities.

Cash Flow

Operating Activities.  Net cash used in operating activities decreased by $11.5 million from $12.9 million for the three months ended March 31, 2010 to $1.4 million for the three months ended March 31, 2011. The decrease was mainly due to cash used in operations, increases in amounts due from unconsolidated companies for dividends declared of $2.8 million, a release of provisions for uncertain tax positions of $2.5 million and an increase in the charge in deferred income tax of $2.9 million.

Investing Activities.  Cash used in investing activities decreased by $15.4 million to $22.7 million for the three months ended March 31, 2011, compared to $38.1 million of cash used in investing activities for the three months ended March 31, 2010.  There was an increase in restricted cash in the first quarter of 2011 of $5.8 million, primarily due to cash deposits used in financing activities of $3.6 million and $1.9 million for increases in deposits at Porto Cupecoy on units sold but not transferred to customers.

Capital expenditure of $14.6 million during the quarter included $2.0 million at Hotel Cipriani, $1.4 million at El Encanto, Santa Barbara, $1.7 million at the two new Sicilian properties and $1.1 million on the Venice Simplon-Orient-Express. In addition, the Company made payments of a further $1.5 million to the New York Public Library which was reimbursed as part of the $25.5 million received in April 2011 from the assignee of the Library’s contracts.

Acquisitions in the three months ended March 31, 2011 included a contingent consideration payment of $2.1 million on the Sicilian hotels acquisition and final settlement of outstanding payments to the vendor.  In the three months ended March 31, 2010, acquisitions included the entire purchase price of the Sicilian hotels, excluding any contingent consideration payments.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2011 was $10.2 million compared to cash provided by financing activities of $128.9 million for the three months ended March 31, 2010, a decrease of $139.1 million.  The main factor that contributed to this decrease was an equity issue in January 2010 which raised a net amount of $131.0 million.

Capital Commitments. There were $7.9 million of capital commitments outstanding as of March 31, 2011 (December 31, 2010 - $43.7 million). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $3.6 million at March 31, 2011 (December 31, 2010 - $5.5 million).

OEH had agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $6.8 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, OEH paid $2.1 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been granted.  OEH has provided $4.1 million for the expected remaining liability for this contingency.

Indebtedness

At March 31, 2011, OEH had $649.9 million of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is repayable over periods of one to 22 years with a weighted average interest rate of 4.59%.   See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable entities at March 31, 2011 comprised $91.9 million, including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 52% of the outstanding principal was drawn in European euros and the balance primarily in US dollars.  At March 31, 2011, 46% of borrowings of OEH were in floating interest rates.

Liquidity

During the nine months ending December 31, 2011, OEH will have approximately $119.8 million of scheduled debt repayments including capital lease payments. However, $28.0 million of this amount relates to revolving credit facilities which, provided OEH complies with the terms of the facilities, are available for redrawing.  Of the balance, OEH is in advanced negotiation with the existing lender to refinance approximately $24.0 million of debt that falls due in 2011 and is approaching new lenders to refinance a further $10.0 million.

Additionally, OEH’s capital commitments at March 31, 2011 amounted to $7.9 million.  OEH expects to incur costs of a further $3.8 million to complete its Porto Cupecoy development, funded by sales proceeds as units are transferred to purchasers.

As previously reported, in November 2007, OEH entered into purchase and development agreements with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to build a mixed use hotel, library and residential development.  At March 31, 2011, total payments of $23.5 million had been made to the Library and $36.0 million remained to be paid.  As reported in Note 6 to the Financial Statements, in March 2011, OEH assigned its agreements with the Library to a third-party developer and received gross proceeds of $25.5 million.  The assignee has assumed the remaining obligations of OEH under the Library agreements.

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

OEH has several loan facilities with commercial banks, most of which relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

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

At March 31, 2011, OEH was in compliance with all financial covenants applicable to the Company and its consolidated subsidiaries.  However, the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at March 31, 2011 with financial covenants in loan facilities of the joint venture amounting to $23.3 million.  Discussions with the banks are ongoing to bring the joint venture into compliance.  The loans are non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture.

OEH recognizes the risk that a property-specific or group consolidated loan covenant could be breached.  In order to minimize this risk, OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in the borrowing costs.

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

Recent Accounting Pronouncements

As of March 31, 2011, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, accounting and disclosure requirements for transfers of financial assets, and for revenue recognition on multiple-deliverable revenue arrangements, as reported in Note 1 to the Financial Statements.

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of the provisions of this ASU required for any impairment tests performed in periods beginning after December 15, 2010 is not expected to have a material impact on OEH’s consolidated financial statements.

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2010 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on US dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million on an annual basis based on borrowings at March 31, 2011.

OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the US dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH’s revenue and costs translated into US dollars can, from period to period, be materially affected.

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the US dollar.  At March 31, 2011, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the US dollar would decrease OEH’s net earnings by approximately $2.8 million consisting of Russian ruble $1.2 million, Mexican peso $0.6 million and Thai baht $1.0 million.

ITEM 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2011 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Martin O’Grady
Vice President - Finance and Chief Financial Officer (Principal Accounting Officer)

Dated: May 9, 2011

EXHIBIT INDEX

3.1    -    Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K Current Report on July 9, 2007 and incorporated herein by reference.

3.2    -     Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K Current Report on June 15, 2007 and incorporated herein by reference.

3.3    -     Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4    -     Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference.

3.5    -     Amendment No. 2 dated May 27, 2010 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on May 27, 2010 and incorporated herein by reference.

31    -     Rule 13a-14(a)/15d-14(a) Certifications.

32    -     Section 1350 Certification.

101  -     Interactive Data File.