Form 10-K/A
period 2010-12-31
ORIENT EXPRESS HOTELS LTD
filed 2011-06-13
CIK 1115836

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business on page 4 of Form 10-K)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

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

As of June 6, 2011, 102,469,000 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 15(d) to the Financial Statements (Item 8) in Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2011 (The “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited and unaudited financial statements of Hotel Ritz Madrid S.A. and Perurail S.A., each a 50% owned unconsolidated company.  The financial statements of these two unconsolidated companies are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of the two unconsolidated companies named above under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15.               Exhibits and Financial Statement Schedules

1. Financial Statements

(a) Hotel Ritz Madrid S.A.

Also presented are the unaudited balance sheet as at December 31, 2010 and unaudited statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2010.

(b) Perurail S.A.

Also presented are the unaudited statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hotel Ritz Madrid S.A.:

We have audited the accompanying balance sheet of Hotel Ritz Madrid S.A. as of December 31, 2009, and the related statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Ritz Madrid S.A. at December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers Auditores, S.L.
Madrid, Spain
June 7, 2010

Hotel Ritz Madrid S.A.

Balance Sheets

	December 31,
	2010	2009
	€’000	€’000
	(unaudited)

Assets
Cash and cash equivalents	969	521
Accounts receivable, net of allowances of €91 and €56	1,925	1,533
Prepaid expenses and other	250	87
Inventories	1,714	1,701

Total current assets	4,858	3,842

Property, plant and equipment, net of accumulated depreciation of €17,006 and €15,341	121,992	123,011
Goodwill	4,200	4,200
Trademark	22,000	22,000
Deferred financing costs	1,054	1,134

	154,104	154,187

Liabilities and Shareholders’ Equity
Working capital facilities	1,990	2,191
Accounts payable	2,114	2,120
Due to related parties	23,140	15,309
Accrued liabilities	2,558	2,823
Deferred revenue	365	438
Current portion of long-term debt	72,395	75,800

Total current liabilities	102,562	98,681

Long-term debt	609	800
Other liabilities	1,480	1,532
Deferred income taxes	25,960	27,511

	130,611	128,524
Commitments and contingencies

Shareholders’ equity:
Common shares €3.00 par value (20,000 shares authorized):
Issued – 20,000 (2009 – 20,000)	60	60
Additional paid-in capital	37,235	37,235
Retained earnings	(13,802)	(11,632)

Total shareholders’ equity	23,493	25,663

	154,104	154,187

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Operations

	Year ended December 31,
	2010	2009	2008
	€’000	€’000	€’000
	(Unaudited)

Revenue	23,966	23,127	29,966

Expenses:
Depreciation	1,779	2,343	2,410
Cost of services	14,819	14,789	17,374
Goodwill impairment loss	—	—	7,105
Trademark impairment loss	—	—	2,000
Selling, general and administrative	6,478	6,968	6,693

Total expenses	23,076	24,100	35,582

Earnings/(loss) from operations	890	(973)	(5,616)

Interest expense, net	(4,611)	(4,709)	(4,974)

Net finance costs	(4,611)	(4,709)	(4,974)

Loss before income taxes	(3,721)	(5,682)	(10,590)

Benefit from income taxes	1,551	2,189	1,494

Net loss	(2,170)	(3,493)	(9,096)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
	€’000	€’000	€’000
	(Unaudited)
Cash flows from operating activities:
Net loss	(2,170)	(3,493)	(9,096)

Adjustment to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	1,779	2,343	2,410
Amortization of deferred finance costs	80	81	114
Impairment loss	—	—	9,105
Loss from disposal of fixed assets	6	52	24
Other non-cash items	—	—	14
Change in deferred tax	(1,551)	(2,189)	(1,494)
Change in assets and liabilities:
(Increase)/decrease in accounts receivable, prepaid expenses and other	(555)	361	863
(Increase)/decrease in inventories	(13)	312	(123)
(Decrease)/increase in accounts payable, accrued liabilities, deferred revenue and other liabilities	(396)	781	200

Total adjustments	(650)	1,741	11,114

Net cash (used in)/provided by operating activities	(2,820)	(1,752)	2,018

Cash flows from investing activities:
Capital expenditures	(766)	(476)	(1,471)

Net cash used in investing activities	(766)	(476)	(1.471)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,000	—
Proceeds from shareholder loans	7,831	12,721	—
Net proceeds from working capital facilities	(201)	(9,019)	2,646
Principal payments under long-term debt	(3,596)	(3,100)	(2,800)

Net cash provided by/(used in) financing activities	4,034	1,602	(154)

Net increase/(decrease) in cash and cash equivalents	448	(626)	393
Cash and cash equivalents at beginning of year	521	1,147	754

Cash and cash equivalents at end of year	969	521	1,147

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.

Statements of Shareholders’ Equity

	Common Shares at Par value	Additional Paid-In Capital	Retained Earnings	Total Comprehensive Income/(Loss)
	€’000	€’000	€’000	€’000

Balance, January 1, 2008 (unaudited)	60	37,235	957	—

Comprehensive income:
Net loss for the year	—	—	(9,096)	(9,096)

				(9,096)

Balance, December 31, 2008	60	37,235	(8,139)

Comprehensive income:
Net loss for the year	—	—	(3,493)	(3,493)

				(3,493)

Balance, December 31, 2009	60	37,235	(11,632)

Comprehensive income:
Net loss for the year	—	—	(2,170)	(2,170)

				(2,170)

Balance, December 31, 2010 (unaudited)	60	37,235	(13,802)

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

As noted in Note 6, at December 31, 2010 and 2009, the Company was out of compliance with a loan to value ratio and debt service coverage ratio in its first mortgage loan facility. A total of €72,200,000 (unaudited) had been borrowed under this loan facility at December 31, 2010. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €3,700,000 (unaudited) in April 2011 and is continuing to negotiate with the lender to determine how to bring the Company back into compliance. Although the loan is otherwise non-recourse to and not credit-supported by OEH and Omega, they have provided separate partial guarantees of €7,500,000 each based on respective ownership percentages as of December 31, 2010 to obtain a covenant waiver from the lender.

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

During 2009, 2010 and 2011, the Company has taken steps to reduce its operating and selling, general and administrative expenses. In addition, the Company is developing renovation plans that should enhance future revenue growth.  Management believes these actions will enable the Company to improve its future profitability. While these activities are on-going, shareholders continue to provide participative loan financing as necessary to support the operations of the Company.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

(i)           Marketing costs

Marketing costs are expensed as incurred and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were €1,003,500 (unaudited) in 2010 (2009-€836,500; 2008-€1,164,000).

(j)            Interest expense, net

The Company capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of €136,000 (unaudited) in 2010 (2009-€136,000; 2008-€119,000).

(k)          Income taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes”.  The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

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

ASC 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in provision for income taxes. At December 31, 2010 (unaudited) and 2009, respectively, the Company did not record any liabilities for uncertain tax positions.

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

(n)          Impairment of long-lived assets

In accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets-Subsequent Measurement”, the Company’s management reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  In the event that an impairment occurs, the Company records a charge to income calculated as the excess of the asset’s carrying value over the estimated fair value.

(o)          Goodwill

In accordance with ASC 350 “Intangibles-Goodwill and Other”, goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under ASC 350 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually at year end.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with ASC 350. During 2010, no impairment losses (unaudited) relating to goodwill have been identified or recorded (2009-€nil; 2008-€7,105,000) (see Note 3).

(p)          Trademark

Trademark has indefinite useful life and is reviewed annually for impairment in accordance with ASC 350 “Intangibles-Goodwill and Other”.  During 2010, no impairment losses (unaudited) relating to the trademark have been identified or recorded (2009-€nil; 2008-€2,000,000) (see Note 4).

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

(t)           Subsequent events

For the year ended December 31, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through June 7, 2011, the date of financial statement issuance.

(u)          Recent accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adding a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company’s adoption of the provisions of this amendment during 2010 did not have a material impact on the Company’s financial statement disclosures.

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

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 for impairment tests performed in periods beginning after December 15, 2010, and is currently evaluating the impact of this adoption of the ASU on its financial statements.

2.             Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2010	2009
	€’000	€’000
	(unaudited)

Building	129,820	129,820
Machinery and equipment	4,095	3,922
Fixtures, fittings and office equipment	5,083	4,610

	138,998	138,352
Less: accumulated depreciation	(17,006)	(15,341)

	121,992	123,011

In July 2010, a fire at Hotel Ritz Madrid caused damage to the kitchen and bedrooms, resulting in the closure of the hotel for four days.  Initial insurance proceeds associated with business interruption of €297,000 (unaudited) were received in December 2010 and were recorded within revenue.  Additional proceeds of €310,000 (unaudited) were received in May 2011.

3.           Goodwill

During 2010 (unaudited) and 2009, the Company did not have any goodwill impairment charges as part of its annual impairment testing as of December 31, 2010 and December 31, 2009, respectively.  Under the first step of the 2010 and 2009 testing, the fair value of the reporting unit was approximately 5% in excess of its carrying value. There is no guarantee that the Company´s business will achieve the forecasted results which have been included in its impairment analysis due to the impact of the economic downturn in the Spanish market. If the Company is unable to meet these forecasted results in future reporting periods, the Company may be required to record a charge in a future statement of operations for goodwill impairment charges.

The gross goodwill amount at January 1, 2010 was €4,200,000 (unaudited) (January 1, 2009-€4,200,000) and the accumulated impairment at that date was €7,105,000 (unaudited) (2009-€7,105,000).

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

4.             Trademark

There were no changes in the carrying amount of the trademark (an unamortized intangible asset) of €22,000,000 for the years ended December 31, 2010 (unaudited) and 2009.

The Company’s trademark asset was reviewed for impairment by comparing its carrying value with the fair value. An impairment loss of €2,000,000 was identified and recorded as at December 31, 2008. The fair value was estimated based on expected future cash flows, growth rates and discount rates which were lower than in previous years due to the downturn in the market that occurred over the last few months of 2008.

5.             Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	December 31,
	2010	2009
	€’000	€’000
	(unaudited)

Unsecured working capital facilities, with a weighted average annual interest rate of 2.59% and 3.28%, respectively	1,990	2,191

The Company had a €2,000,000 (unaudited) working capital line of credit at December 31, 2010 (2009-€3,000,000) issued by one financial institution and having an expiration date of April 9, 2011, of which €10,000 (unaudited) was undrawn (2009-€809,000).  The working capital line has been renewed until April 2012 under the same terms and conditions.  OEH and Omega each guaranteed, until April 2010, €1,500,000 and, as from May 2010 until April 2011, €1,000,000 (unaudited) of this working capital facility of the Company.  These guarantees were also renewed until April 2012 under the same terms and conditions.

6.             Long-term debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	€’000	€’000
	(unaudited)

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 14 years, with a weighted average annual interest rate of 5.5% and 5.5%, respectively	72,200	75,600
Loans from governmental financial institution payable over 4 years, with a weighted average annual interest rate of 1.5%	804	1,000

	73,004	76,600

Less: current portion	(72,395)	(75,800)

	609	800

In July 2009, the Company borrowed €1,000,000 from a governmental financial institution (Instituto de Crédito Oficial) at a fixed rate of 1.5% and with semi-annual installments and a final payment in July 2014.

At December 31, 2010 and 2009, the Company was out of compliance with a loan to value ratio and a debt service coverage ratio in its first mortgage loan facility. A total of €72,200,000 (unaudited) had been borrowed under this loan facility at December 31, 2010. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €3,700,000 (unaudited) in April 2011, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.  No assurances can be given that the Company will be successful in completing these negotiations and therefore the €72,200,000 (unaudited) borrowings have been shown in the current portion of long-term debt. Although the loan is otherwise non-recourse to and not credit-supported by OEH and Omega, they have provided separate guarantees of €7,500,000 each of principal repayments and payment of interest as of December 31, 2010 to obtain a covenant waiver from the lender.

The following is a summary of the aggregate maturities of long-term debt at December 31, 2010:

Year ending December 31,	(unaudited)
€’000

2011	72,200
2012	195
2013	200
2015	203
2015 and thereafter	206

73,004

7.             Other liabilities

Other liabilities at December 31, 2010 amount to €1,480,000 (unaudited) (2009-€1,532,000) relating to deferred retirement benefit obligations of the Company. There are no assets to be disclosed.

8.             Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2010	2009	2008
	€’000	€’000	€’000
	(unaudited)

Pre-tax loss
Spain	(3,721)	(5,682)	(10,590)

Current tax
Spain	—	—	—

Deferred tax credit
Spain	1,551	2,189	1,494

No income taxes were paid during 2010, 2009 and 2008.

The reconciliations of the Spanish income tax rate to the Company’s effective tax rate for the three years ended December 31, 2010 are as follows:

	Year ended December 31,
	2010	2009	2008
	%	%	%
	(unaudited)

Spanish income tax rate	30	30	30
Permanent difference relating to goodwill impairment	12	10	(16)
Other permanent differences	—	(1)	—

Effective tax rate	42	39	14

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2010	2009
	€’000	€’000
	(unaudited)
Gross deferred tax assets:
Operating loss carryforwards	6,775	5,292
Employee retirement provision	444	460
Less: valuation allowance	—	—

Net deferred tax assets	7,219	5,752
Deferred tax liabilities (depreciation and amortization)	(33,179)	(33,263)

Net deferred tax liabilities	(25,960)	(27,511)

The deferred tax assets consist primarily of tax loss carryforwards. The gross amount of tax loss carryforwards is €22,582,000. Of this amount, €nil will expire in the five years ending December 31, 2015, €6,777,000 will expire in the five years ending December 31, 2020, and €15,805,000 will expire in the five years ended December 31, 2025.  No valuation allowance has been provided against gross deferred tax assets as we expect to recover the full value of our tax assets.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

9.             Supplemental cash flow information

	Year ended December 31,
	2010	2009	2008
	€’000	€’000	€’000
	(unaudited)
Cash paid for:
Interest	4,139	4,717	4,913

10.          Shareholders’ equity

(a)          Share capital and additional-paid in capital

At December 31, 2010, the Company’s share capital consisted of 20,000 fully subscribed and paid shares with a par value of three euros each, all carrying the same rights. The additional paid-in capital amounts to €37,235,000 (unaudited) and is a distributable reserve, except an amount of €3,000,000 at December 31, 2010 (unaudited) (2009-€1,500,000) which is non-distributable under Spanish Law.

The shareholders of the Company are as follows:

	No. of shares	Percent of ownership

Orient-Express Spanish Holding, S.L.	9,995	49.98
Landis Inversiones S.L.	9,995	49.98
Other	10	0.04

	20,000	100.00

Landis Inversiones S.L. is a wholly-owned subsidiary of Omega Capital S.L.

(b)      Retained earnings

Within retained earnings there is an amount of €3,202,000 at December 31, 2010 (unaudited) (2009-€3,202,000) which is non-distributable under Spanish Law.

11.          Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately €nil at December 31, 2010 (unaudited) (2009-€nil). There are no operating leases.

12.          Other comprehensive (loss)/income

The components of comprehensive loss are as follows:

	Year ended December 31,
	2010	2009	2008
	€’000	€’000	€’000
	(unaudited)

Net loss	(2,170)	(3,493)	(9,096)

Comprehensive loss	(2,170)	(3,493)	(9,096)

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

The estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows:

December 31, 2010 (unaudited)	Carrying amount	Fair value
	€’000	€’000

Cash and cash equivalents	969	969

Accounts receivable	1,924	1,924

Working capital facilities	1,990	1,990

Accounts payable	2,113	2,113

Accrued liabilities	2,557	2,557

Long-term debt, including current portion	73,004	62,970

December 31, 2009	Carrying amount	Fair value
	€’000	€’000

Cash and cash equivalents	521	521

Accounts receivable	1,533	1,533

Working capital facilities	2,191	2,191

Accounts payable	2,120	2,120

Accrued liabilities	2,823	2,823

Long-term debt, including current portion	76,600	58,866

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

14.          Related party transactions

OEH holds an indirect 50% interest in the Company accounted for under the equity method.  For the year ended December 31, 2010, OEH earned €719,000 (unaudited) (2009-€694,000; 2008-€883,000) in management fees, which are included in the Company’s selling, general and administrative expenses.  The amount due to OEH from the Company at December 31, 2010 was €11,630,000 (unaudited) (2009-€7,380,000), with the increase primarily due to OEH providing participative loans to the Company in 2010 of €3,821,000 (unaudited) (2009-€6,100,000) to fund operations in 2010, at an interest rate of 3.05% with an original maturity in April 2010 and subject to automatic renewal for additional periods as necessary.

The amount due to Omega from the Company at December 31, 2010 was €11,510,000 (unaudited) (2009-€7,926,000), with the increase due to Omega providing participative loans to the Company in 2010 of €3,300,000 (unaudited) (2009-€6,621,000) to fund operations in 2010, at an interest rate of 3.05% with an original maturity in April 2010 and subject to automatic renewal for additional periods as necessary.

OEH and Omega have provided separate partial guarantees of €7,500,000 each as of December 31, 2010 to obtain a covenant waiver from a third party lender which provides an otherwise non-recourse first mortgage loan facility to the Company.

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

BDO — Pazos, López de Romaña, Rodriguez S.C.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Perurail S.A.

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2010 and 2009, and the related statements of operations, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company´s management. Our responsability is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pazos, López de Romaña, Rodriguez S.C.
Lima, Peru
May 20, 2011

Countersigned by:

/s/ MANUEL PAZOS VÉLEZ
Manuel Pazos Vélez
Certified Chartered Public Accountant
Register No. 01-05095

Perurail S.A.

Balance Sheets

	December 31,
	2010	2009
	$’000	$’000
Assets
Cash and cash equivalents	3,340	3,377
Accounts receivable, net of allowances of $nil and $nil	5,530	4,713
Due from related parties	8,020	2,758
Prepaid expenses	1,218	1,042
Inventories	5,736	6,645

Total current assets	23,844	18,535

Deferred employees’ profit sharing, net	—	—

Property, plant and equipment, net of accumulated depreciation of $8,872 and $6,273	31,028	29,023
Intangibles, net	190	215

	55,062	47,773

Liabilities and Shareholders’ Equity
Working capital facilities	3,570	4,855
Accounts payable	4,172	2,892
Accrued liabilities	4,979	2,309
Current portion of long-term debt	2,069	2,013

Total current liabilities	14,790	12,069

Long-term debt	3,264	5,333
Deferred employees’ profit sharing, net	—	2
Deferred tax liability, net	5,270	4,439

	23,324	21,843
Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (20,000,000 shares authorized) Issued - 20,000,000 (2009 - 20,000,000)	6,684	6,684
Legal reserve	821	14
Retained earnings	24,233	19,232

Total shareholders’ equity	31,738	25,930

	55,062	47,773

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Operations

	Year ended December 31,
	2010	2009	2008
	$’000	$’000	$’000
			(unaudited)

Revenue	53,218	63,509	70,187

Expenses:
Cost of services	(31,887)	(35,204)	(39,611)
Depreciation and amortization	(2,739)	(1,820)	(1,701)
Selling, general and administrative	(10,350)	(10,536)	(11,725)

Total expenses	(44,976)	(47,560)	(53,037)

Gain on insurance settlement	646	—	—
(Loss)/gain on disposal of fixed assets	(211)	149	(12)

Earnings from operations	8,677	16,098	17,138

Interest expense, net	(684)	(1,031)	(906)
Foreign currency	67	429	(660)

Net finance costs	(617)	(602)	(1,566)

Earnings before income tax	8,060	15,496	15,572

Provision for income taxes	(2,252)	(4,102)	(5,817)

Net earnings	5,808	11,394	9,755

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Cash Flows

	Year ended December 31,
	2010	Restated(1) 2009	Restated(1) 2008
	$’000	$’000	$’000
			(unaudited)
Cash flows from operating activities:
Net earnings	5,808	11,394	9,755

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,694	1,778	1,675
Amortization	45	42	26
Loss/(gain) on disposal of fixed assets	211	(149)	12
Change in deferred tax	831	1,400	672
(Decrease)/increase in employees’ profit sharing	(2)	20	(4)
Change in allowance for doubtful accounts	—	(1)	(21)
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(817)	(394)	3,772
Decrease/(increase) in inventories	909	(1,974)	(1,207)
(Increase)/decrease in prepaid expenses	(176)	367	(943)
Increase/(decrease) of accounts payable	1,280	(785)	1,488
Increase/(decrease) in accrued liabilities	2,670	(2,462)	(2,216)
Increase in due from related parties	(5,262)	(89)	(724)

Total adjustments	2,383	(2,247)	2,530

Net cash provided by operating activities	8,191	9,147	12,285

Cash flows from investing activities:
Proceeds from disposal of fixed assets	—	460	—
Capital expenditures	(4,930)	(7,089)	(6,314)

Net cash used in investing activities	(4,930)	(6,629)	(6,314)

Cash flows from financing activities:
Payment of dividends	—	(4,800)	(6,360)
Net proceeds from working capital facilities	(1,285)	3,987	348
Principal payments under long-term debt	(2,013)	(1,617)	(1,281)
Proceeds from long-term debt	—	73	2,267

Net cash used in financing activities	(3,298)	(2,357)	(5,026)

Net (decrease)/increase in cash and cash equivalents	(37)	161	945

Cash and cash equivalents at beginning of year	3,377	3,216	2,271

Cash and cash equivalents at end of year	3,340	3,377	3,216

(1) Net earnings, change in deferred tax, (increase)/decrease in accounts receivable, increase/(decrease) in accrued liabilities and increase in due from related parties for the years ended December 31, 2009 and 2008 have been restated.  See Note 15.

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Shareholders’ Equity

	Common Shares at Par value	Legal reserve	Retained Earnings	Total Comprehensive Income/(Loss)
	$’000	$’000	$’000	$’000

Balance, January 1, 2008 (unaudited)	59	14	15,868

Dividends	—	—	(6,360)
Net earnings	—	—	9,755	9,755

				9,755

Balance, December 31, 2008 (unaudited)	59	14	19,263

Capitalization	6,625	—	(6,625)
Dividends	—	—	(4,800)
Net earnings	—	—	11,394	11,394

				11,394

Balance, December 31, 2009	6,684	14	19,232

Legal Reserve	—	807	(807)
Net earnings	—	—	5,808	5,808

				5,808

Balance, December 31, 2010	6,684	821	24,233

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Notes to Financial Statements

1.          Summary of significant accounting policies and basis of presentation

(a)          Business

Perurail S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Orient-Express Hotels Ltd. (“OEH”) incorporated in Bermuda, and 50% owned by Peruvian Trains & Railways S.A. incorporated in Peru.

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

In January 2010, heavy rains caused floods that destroyed various sections of the railway on the Cuzco-Machu Picchu route.  As a result, the Company could not operate on this route for approximately three months while repairs were carried out.  Management claimed under the Company’s insurance for the costs of repairs and the disruption of the Company’s business.  In October 2010, the Company received settlement of outstanding insurance claims and recognized a gain of $646,000 related to business interruption insurance.

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

(f)            Accounts receivable and allowance for doubtful accounts

The Company states its accounts receivable at their estimated net realizable value. The Company maintains allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(g)          Inventories

Inventories include supplies for minor maintenance of fixed assets.  Inventories are valued at the lower of cost or market value under the average cost method.

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

ASC 740-20 “Income Taxes” requires that any liability created for unrecognized tax benefits is disclosed. The application of ASC 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in provision for income taxes. At December 31, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.

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

(k)          Impairment of long-lived assets

The Company’s management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Company’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

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

Deferred revenue includes all ticket revenue for tickets sold, but the related services have not yet been provided.

(o)          Interest expense, net

The Company capitalizes interest during the construction of assets. There was no capitalized interest in 2010, 2009 and 2008.

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

(r)           Employee profit sharing

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

(s)           Recent accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adding a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The Company’s adoption of the provisions of this amendment during 2010 did not have a material impact on the Company’s financial statement disclosures.

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

2.          Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2010	2009
	$’000	$’000

Land	437	437
Installations	653	465
Machinery and equipment	1,418	925
Transport units	2,404	2,500
Improvements to locomotive and rolling stock assets under lease	26,599	22,289
Owned locomotives and rolling stock	3,221	3,221
Furniture and fixtures	3,068	2,864
Works in progress	2,100	2,595
Less: accumulated depreciation	(8,872)	(6,273)

	31,028	29,023

The major classes of assets under capital leases included above are as follows:

	December 31,
	2010	2009
	$’000	$’000

Locomotives and rolling stock	2,340	2,340
Less: accumulated depreciation	(173)	(82)

	2,167	2,258

3.          Intangibles, net

Intangibles consist of the following as of December 31, 2010 and 2009:

	Year ended December 31, 2010
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2010	122	266	388
Additions	—	20	20
Transfers	—	—	—

Balance as at December 31, 2010	122	286	408

Accumulated amortization:
Balance as of January 1, 2010	38	135	173
Charge for the period	4	41	45

Balance as at December 31, 2010	42	176	218

Net book value:
As at December 31, 2009	84	131	215

As at December 31, 2010	80	110	190

	Year ended December 31, 2009
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2009	122	159	281
Additions	—	63	63
Transfers	—	44	44

Balance as at December 31, 2009	122	266	388

Accumulated amortization:
Balance as of January 1, 2009	34	97	131
Charge for the period	4	38	42

Balance as at December 31, 2009	38	135	173

Net book value:
As at December 31, 2008	88	62	150

As at December 31, 2009	84	131	215

Amortization expense for the year ended December 31, 2010 was $45,000 (2009-$42,000; 2008-$26,000 (unaudited)).

Estimated amortization expense for each of the years 2011 to 2015 is $45,000.

4.          Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	December 31,
	2010	2009
	$’000	$’000

Working capital facilities	3,570	4,855

Bank loans accrue an annual average interest rate of 4.95% (2009-3.7%).

The Company had approximately $5,900,000 of working capital lines of credit at December 31, 2010 (2009-$5,215,000) issued by various financial institutions and having various expiration dates, of which $2,330,000 was undrawn (2009-$360,000).

5.        Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	December 31,
	2010	2009
	$’000	$’000

Value added tax	173	—
Other taxes	309	176
Employees’ length of service compensation	80	67
Vacation payable	424	348
Remuneration and profit sharing payable	717	1,093
Advance payments received from passengers	524	427
Deferred revenue	1,203	—
Provision for purchases and services	1,236	198
Other accounts payable	313	—

	4,979	2,309

6.         Long-term debt, obligations under capital lease and fair value disclosures

(a)       Long-term debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 5 years, with a weighted average interest rate of 4.07% and 6.29%, respectively.	4,100	5,362
Obligations under capital lease (see Note 6(b))	1,233	1,984

	5,333	7,346
Less: current portion	2,069	2,013

	3,264	5,333

Deferred financing costs related to the above outstanding long-term debt were $124,529 at December 31, 2010 (2009-$161,400) and are amortized to interest expense over the term of the corresponding long-term debt.

The following is a summary of the aggregate maturities of long-term debt excluding obligations under capital leases at December 31, 2010:

Year ending December 31,	$’000
2011	1,262
2012	1,262
2013	1,262
2014	314

4,100

(b)       Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2010:

Year ending December 31,	$’000
2011	870
2012	435

Minimum lease payments	1,305
Less: amount of interest contained in above payments	72

Present value of minimum lease payments	1,233
Less: current portion	807

426

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

(c)         Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities and working capital facilities approximates fair value because of the short maturity of those instruments. The fair value of debt is calculated by discounting back future interest and principal payments using a discount factor which reflects the Company’s current credit metrics. This factor is derived from credit analysis using inputs such as profit, cash generation, and level of debt.

The estimated fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	3,340	3,340

Accounts receivable	5,530	5,530

Working capital facilities	3,570	3,570

Accounts payable	4,172	4,172

Accrued liabilities	4,979	4,979

Long-term debt, including current portion	5,333	5,348

	December 31, 2009
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	3,377	3,377

Accounts receivable	4,713	4,713

Working capital facilities	4,855	4,855

Accounts payable	2,892	2,892

Accrued liabilities	2,309	2,309

Long-term debt, including current portion	7,346	7,055

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

7.         Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2010	2009	2008
	$’000	$’000	$’000
			(unaudited)

Pre-tax income	8,060	15,496	15,572

Current tax	(1,421)	(2,702)	(5,145)

Deferred tax charge	(831)	(1,400)	(672)

The reconciliations of the Peru income tax rate to the Company’s effective tax rate for the three years ended December 31, 2010 are as follows:

	Year ended December 31,
	2010	2009	2008
	%	%	%
			(unaudited)

Peru income tax rate	30	30	30
Permanent differences	(2)	(4)	7

Effective tax rate	28	26	37

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2010	2009
	$’000	$’000

Provisions included in books	240	—
Other deferred tax assets	40	—

Net deferred tax assets	280	—

Fixed assets and intangibles	(5,345)	(4,382)
Structure fee loans	(37)	(48)
Exchange rate related to fixed assets	(104)	—
Other deferred tax liabilities	—	(9)
Tia Maria project expenses	(64)	—

Deferred tax liabilities	(5,550)	(4,439)

Net deferred tax liabilities	(5,270)	(4,439)

8.         Shareholders’ equity

(a)        Share capital and additional-paid in capital

At December 31, 2010, the Company’s share capital consisted of 20,000,000 fully subscribed and paid shares (2009-20,000,000) with a par value of S/1.00 each, all carrying the same rights.

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

For the year ending December 31, 2010, the Company increased its legal reserve by the amount of $807,000, which has been set aside from the earnings corresponding to the 2010 period.

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

In addition, INDECOPI has begun sanctioning proceedings against the Company because of separate accidents that occurred in January and December 2008 on the Cuzco-Machu Picchu route.  The proceeding relating to the incident occurring in January 2008 concluded in March 2011 and the penalty assessed was $19,200, which will be paid when the final legal notifications in the case have been concluded.  The proceeding relating to the incident occurring in December 2008 is still in process. The maximum penalty on the still pending proceeding is expected to be of a similar amount.

12.       Supplemental cash flow information

	Year ended December 31,
	2010	2009	2008
	$’000	$’000	$’000
			(unaudited)
Cash paid for:
Interest	306	1,034	953

Income taxes	2,048	3,356	5,126

13.       Other comprehensive income

The components of comprehensive income were as follows:

	Year ended December 31,
	2010	2009	2008
	$’000	$’000	$’000
			(unaudited)

Net earnings	5,808	11,394	9,755

Comprehensive income	5,808	11,394	9,755

14.       Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2010 was $ 4,081,712 (2009-$173,215). In 2008, it was resolved to distribute dividends of $6,360,000 (unaudited), of which $1,150,000 (unaudited) were applied to the accounts receivable from shareholders.

Accounts receivable from Ferrocarril Transandino S.A. for working capital, according to estimates, will start to be paid in 2011. The amount due from Ferrocarril Transandino S.A. at December 31, 2010 was $7,733,398 (2009-$6,599,619).

The amount due to Ferrocarril Transandino S.A. at December 31, 2010 was $78,958 (2009-$38,476) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans.  These accounts accrue no interest. In 2010, the Company received services from Ferrocarril Transandino S.A. in the amount of $ 15,076,132 (2009-$20,218,000; 2008-$22,467,000 (unaudited)), including the value added tax (19%).

The amount due to Orient-Express Peru S.A. at December 31, 2010 was $1,340,664 (2009-$3,975,535) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Peru OEH S.A. at December 31, 2010 was $2,374,850 (2009-$nil) relating to temporary working capital facilities provided, which accrues no interest and will be paid in 2011.

15.       Adjustments to prior period amounts

Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2009, management determined that certain immaterial adjustments were processed in the Statements of Operations of the Company and were not similarly processed in the Statements of Cash Flows.  These related to net earnings, change in deferred tax, and (increase)/decrease in accrued liabilities.  Additionally, certain reclassifications between movements in accounts receivable and due from related parties had not been separated in the Statements of Cash Flows.  The Company considers these adjustments to be immaterial, both quantitatively and qualitatively, as they have no impact on net cash provided by operating activities (see analysis provided below), as well as no impact to the Statements of Operations or the Balance Sheets for the periods presented.

	Year ended December 31,
	2009			2008
	As previously reported	As adjusted	Adjustment	As previously reported	As adjusted	Adjustment
	$’000	$’000	$’000	$’000	$’000	$’000
				(unaudited)	(unaudited)	(unaudited)

Cash flows from operating activities
Net earnings	11,408	11,394	(14)	9,744	9,755	11

Change in deferred tax	1,386	1,400	14	675	672	(3)

(Increase)/decrease in accounts receivable	(483)	(394)	89	3,048	3,772	724

(Decrease)/increase in accrued liabilities	(2,462)	(2,462)	—	(2,208)	(2,216)	(8)

Increase in due from related parties	—	(89)	(89)	—	(724)	(724)

Total adjustments	(2,261)	(2,247)	14	2,541	2,530	(11)

Net cash provided by operating activities	9,147	9,147	—	12,285	12,285	—

16.       Subsequent events

For purposes of the Company’s December 31, 2010 financial statements, management has evaluated subsequent events through May 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2011

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

Exhibit No.	Incorporated by Reference to	Description

10.1	Exhibit 10.1 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan

10.2	Exhibit 10.2 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan

10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan

10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan

10.5	Exhibit 10.1 to June 4, 2010 Form 8-K Current Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan

10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.

10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.

10.8	Exhibit 10.4 to Form S-1 Registration Statement No. 333-12030	Agreement dated February 18, 1982 between James B. Sherwood and Hotel Cipriani S.p.A. regarding apartment

10.9	Exhibit 10.10 to 2003 Form 10-K Annual Report (File No. 1-16017)	Contract of Special Partnership or Joint Venture dated August 1, 2002 between Alberghiera Fiesolana S.p.A. and Capannelle S.r.l.

10.10	Exhibit 10 to July 25, 2007 Form 8-K Current Report (File 1-16017)	Form of Severance Agreement dated December 1, 2006, as amended July 25, 2007, between Orient-Express Hotels Ltd. and Paul White

10.11	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Filip Boyen (dated December 1, 2006), Roger Collins (dated December 1, 2006), Martin O’Grady (dated November 15, 2007), Philip Calvert (dated December 5, 2008) and Roy Paul (dated February 1, 2011)

10.12	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement dated between Orient-Express Hotels Ltd. and each of Edwin Hetherington (dated December 1, 2006), David Williams (dated December 1, 2006) and Phillip A. Gesue (dated February 9, 2009)

11		Statement of computation of per share earnings*

12		Statement of computation of ratios*

14	Exhibit 14 to 2003 Form 10-K Annual Report (File No. 1-16017)	Code of Business Practices for Principal Executive, Financial and Accounting Officers

* Previously Filed

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Orient-Express Hotels Ltd.*

23.1		Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-158308 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and 333-168588.*

23.2

Consent of PricewaterhouseCoopers Auditores, S.L. relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and 333-168588.

23.3

Consent of BDO Pazos, Lopez de Romaña, Rodriguez S.C. relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and 333-168588.

31		Rule 13a-14(a)/15d-14(a) Certification

32		Section 1350 Certification

99.1	Exhibit 99 to 2004 Form 10-K Annual Report (File No. 1-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.

99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 1-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.

100		Interactive Data File*

* Previously Filed