Form 10-Q
period 2011-06-30
ORIENT EXPRESS HOTELS LTD
filed 2011-08-08
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

As of August 1, 2011, 102,605,948 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2011	Restated(1) December 31, 2010
	$’000	$’000
Assets
Cash and cash equivalents	113,001	150,391
Restricted cash	15,115	8,429
Accounts receivable, net of allowances of $542 and $474	51,266	51,405
Due from unconsolidated companies	30,008	19,643
Prepaid expenses and other	25,549	23,663
Inventories	49,999	44,245
Assets of discontinued operations held for sale	36,217	32,844
Real estate assets	74,499	68,111

Total current assets	395,654	398,731

Property, plant and equipment, net of accumulated depreciation of $307,289 and $277,244	1,299,896	1,268,837
Property, plant and equipment of consolidated variable interest entities	187,270	188,502
Investments in unconsolidated companies	58,889	60,428
Goodwill	184,909	177,498
Other intangible assets	20,272	20,007
Other assets	22,101	23,711

	2,168,991	2,137,714

Liabilities and Equity
Working capital facilities	711	1,174
Accounts payable	39,737	25,448
Accrued liabilities	82,636	71,554
Deferred revenue	41,536	28,963
Liabilities of discontinued operations held for sale	3,207	2,792
Current portion of long-term debt and obligations under capital leases	74,694	124,805
Current portion of long-term debt of consolidated variable interest entities	1,764	1,775

Total current liabilities	244,285	256,511

Long-term debt and obligations under capital leases	537,272	511,336
Long-term debt of consolidated variable interest entities	89,653	90,529
Liability for pension benefit	5,760	5,617
Other liabilities	24,901	30,095
Deferred income taxes	109,946	106,702
Deferred income taxes of consolidated variable interest entities	61,835	61,835
Liability for uncertain tax positions	6,435	8,194

	1,080,087	1,070,819

Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued - 102,555,669 (2010 - 102,373,241)	1,025	1,023
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2010 - 18,044,478)	181	181
Additional paid-in capital	971,984	968,492
Retained earnings	124,290	134,043
Accumulated other comprehensive loss	(10,602)	(38,585)
Less: reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)

Total shareholders’ equity	1,086,697	1,064,973
Non-controlling interests	2,207	1,922

Total equity	1,088,904	1,066,895

	2,168,991	2,137,714

(1) Opening retained earnings and deferred income taxes as at January 1, 2010 have been restated.  Refer to “Adjustments to prior period amounts” in Note 20.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2011	2010
	$’000	$’000

Revenue	176,890	166,811

Expenses:
Depreciation and amortization	11,714	11,426
Cost of services	82,171	91,517
Selling, general and administrative	59,763	48,945

Total expenses	153,648	151,888

Loss on disposal of property, plant and equipment	(86)	—

Earnings from operations	23,156	14,923

Interest expense, net	(11,310)	(7,353)
Foreign currency, net	1,176	(4,040)

Net finance costs	(10,134)	(11,393)

Earnings before income taxes and earnings from unconsolidated companies, net of tax	13,022	3,530

Provision for income taxes	(9,353)	(6,061)

Earnings/(losses) before earnings from unconsolidated companies	3,669	(2,531)

Earnings from unconsolidated companies, net of tax of $670 and $1,368	1,528	3,357

Net earnings from continuing operations	5,197	826

Earnings/(losses) from discontinued operations, net of tax provision/(benefit) of $Nil and $Nil	24	(1,608)

Net earnings/(losses)	5,221	(782)

Net earnings attributable to non-controlling interests	(67)	(38)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd	5,154	(820)

	$	$

Basic earnings/(losses) per share:

Net earnings from continuing operations	0.05	0.01
Net losses from discontinued operations	—	(0.02)

Net earnings/(losses)	0.05	(0.01)

Diluted earnings/(losses) per share:

Net earnings from continuing operations	0.05	0.01
Net losses from discontinued operations	—	(0.02)

Net earnings/(losses)	0.05	(0.01)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2011	2010
	$’000	$’000

Revenue	280,880	258,909

Expenses:
Depreciation and amortization	23,021	22,583
Cost of services	135,808	140,079
Selling, general and administrative	109,237	92,378

Total expenses	268,066	255,040

Gain on disposal of property, plant and equipment	520	—

Earnings from operations	13,334	3,869

Interest expense, net	(20,625)	(14,110)
Foreign currency, net	2,139	(218)

Net finance costs	(18,486)	(14,328)

Losses before income taxes and earnings from unconsolidated companies, net of tax	(5,152)	(10,459)

Provision for income taxes	(4,614)	(7,205)

Losses before earnings from unconsolidated companies	(9,766)	(17,664)

Earnings from unconsolidated companies, net of tax of $437 and $562	996	1,306

Net losses from continuing operations	(8,770)	(16,358)

(Losses)/earnings from discontinued operations, net of tax provision/(benefit) of $Nil and $Nil	(689)	2,737

Net losses	(9,459)	(13,621)

Net earnings attributable to non-controlling interests	(294)	(207)

Net losses attributable to Orient-Express Hotels Ltd	(9,753)	(13,828)

	$	$

Basic (losses)/earnings per share:

Net losses from continuing operations	(0.08)	(0.18)
Net (losses)/earnings from discontinued operations	(0.01)	0.03

Net losses	(0.09)	(0.15)

Diluted (losses)/earnings per share:

Net losses from continuing operations	(0.08)	(0.18)
Net (losses)/earnings from discontinued operations	(0.01)	0.03

Net losses	(0.09)	(0.15)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2011	2010
	$’000	$’000
Cash flows from operating activities:
Net losses	(9,459)	(13,621)
Less: (Losses)/earnings from discontinued operations, net of tax	(689)	2,737

Net losses from continuing operations	(8,770)	(16,358)
Adjustment to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	23,021	22,583
Amortization of finance costs	3,736	1,590
Undistributed earnings of unconsolidated companies	(1,433)	(2,004)
Share-based compensation	3,612	3,062
Change in deferred income tax	(1,812)	(1,615)
Gain from disposal of property, plant and equipment	520	130
(Decrease)/increase in provision for uncertain tax positions	(1,759)	608
Other non-cash items	(113)	(1,186)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
(Increase)/decrease in receivables, prepaid expenses and other	(7,839)	2,673
(Increase)/decrease in due from unconsolidated companies	(10,457)	1,400
(Increase)/decrease in inventories	(3,668)	2,224
Decrease in real estate assets	446	3,554
Increase in payables, accrued liabilities, and deferred revenue	35,459	8,910
Dividends received from unconsolidated companies	—	—

Net cash provided by operating activities from continuing operations	30,943	25,571
Net cash used in operating activities from discontinued operations	(968)	(9,521)

Net cash provided by operating activities	29,975	16,050

Cash flows from investing activities:
Capital expenditures	(29,541)	(34,152)
Acquisitions, net of cash acquired	(2,642)	(46,285)
Increase in restricted cash	(7,186)	(3,404)
Decrease in restricted cash	500	6,691
Proceeds from sale of property, plant and equipment	25,492	19,842

Net cash used in investing activities from continuing operations	(13,377)	(57,308)
Net cash provided by investing activities from discontinued operations	—	2,567

Net cash used in investing activities	(13,377)	(54,741)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Six months ended June 30,	2011	2010
	$’000	$’000
Cash flows from financing activities:
Proceeds from working capital and revolving credit facilities	—	2,879
Payments on working capital and revolving credit facilities	(420)	(1,374)
Issuance of common shares	—	138,000
Issuance costs of common shares	(157)	(7,225)
Stock options exercised	—	—
Issuance of long-term debt, net of issuance costs	25,340	8,739
Principal payments under long-term debt	(80,469)	(55,654)

Net cash (used in)/provided by financing activities from continuing operations	(55,706)	85,365
Net cash used in financing activities from discontinued operations	—	(6,757)

Net cash (used in)/provided by financing activities	(55,706)	78,608

Effect of exchange rate changes on cash and cash equivalents	2,306	(169)

Net (decrease)/increase in cash and cash equivalents	(36,802)	39,748

Cash and cash equivalents at beginning of year (includes $ 438 (2011), $818 (2010) of discontinued operations cash)	150,829	72,969

Cash and cash equivalents at end of period (includes $ 1,026 (2011), $182 (2010) of discontinued operations cash)	114,027	112,717

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value	Class A common shares at par value	Class B common shares at par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/ (loss)	Common shares held by a subsidiary	Total comprehensive income/ (loss)	Non- controling interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2010 (as restated)(1)	—	769	181	714,980	196,802	(39,814)	(181)		1,769	874,506
Issuance of class A common shares in public offering, net of issuance costs	—	138	—	130,637	—	—	—		—	130,775
Share based compensation	—	—	—	2,936	—	—	—		—	2,936
Comprehensive loss:
Net losses on common shares	—	—	—	—	(13,828)	—	—	(13,828)	207	(13,621)
Other comprehensive losses	—	—	—	—	—	(33,141)	—	(33,141)	19	(33,122)
								(46,969)
Balance, June 30, 2010 (as restated)(1)	—	907	181	848,553	182,974	(72,955)	(181)		1,995	961,474

Balance, January 1, 2011 (as restated)(1)	—	1,023	181	968,492	134,043	(38,585)	(181)		1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—		—	(157)
Share based compensation	—	—	—	3,649	—	—	—		—	3,649
Share options exercised	—	2	—	—	—	—	—		—	2
Comprehensive income:
Net losses on common shares	—	—	—	—	(9,753)	—	—	(9,753)	294	(9,459)
Other comprehensive income	—	—	—	—	—	27,983	—	27,983	(9)	27,974
								18,230
Balance, June 30, 2011	—	1,025	181	971,984	124,290	(10,602)	(181)		2,207	1,088,904

(1) Opening retained earnings and deferred income taxes as at January 1, 2010 have been restated.  Refer to “Adjustments to prior period amounts” in Note 20.

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

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on the Company’s financial statement disclosures. (See Note 19)

Effective January 1, 2011, the Company has adopted guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and did not have a material impact on the Company’s consolidated financial statements.

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

Recent accounting pronouncments

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective in fiscal years and interim periods beginning after December 15, 2011. The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements under both US GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update may change the application of the requirements of fair value measurement. This guidance will become effective for interim and annual periods beginning after December 15, 2011. The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

(b) Net earnings/(losses) per share

The number of shares used in computing basic and diluted earnings/(losses) per share was as follows:

Three months ended June 30,	2011	2010
	‘000	‘000

Basic	102,469	90,798
Effect of dilution	1,176	—

Diluted	103,645	90,798

Six months ended June 30,	2011	2010
	‘000	‘000

Basic	102,450	89,320
Effect of dilution	—	—

Diluted	102,450	89,320

For the six months ended June 30, 2011 and the three and six months ended June 30, 2010, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in these periods and the effect of their inclusion would be anti-dilutive.

The average number of share options and share-based awards excluded from the weighted average shares outstanding were as follows:

Three months ended June 30,	2011	2010

Share options	1,127,718	1,798,840
Share-based awards	86,250	681,981

	1,213,968	2,480,821

Six months ended June 30,	2011	2010

Share options	2,856,900	1,781,403
Share-based awards	699,278	626,274

	3,556,178	2,407,677

The number of share options and share-based awards was 4,000,259 at June 30, 2011 (2010 - 2,997,520).

2.                            Discontinued operations

(a)                           Assets held for sale: Bora Bora Lagoon Resort and Hôtel de la Cité

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort, which is included in the hotels and restaurant segment. The property sustained damage as a result of a cyclone in February 2010 and is currently closed.  The property continues to be actively marketed and is saleable in its current condition as land for future development. OEH engaged additional selling agents who are appropriately incentivized to sell the property within one year, which OEH expects to achieve, and is currently in discussions with interested parties.

In November 2010, OEH decided to sell Hôtel de la Cité in Carcassonne, France which is included in the hotels and restaurants segment. This sale was completed in August 2011.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on an offer from a third party.  However, the sale agreement has not been completed, and a lease to sell transaction is now envisioned. Therefore, these companies were transferred back to continuing operations as they no longer meet the criteria for held for sale treatment.  Results previously classified within discontinued operations have been transferred back into operations for all periods presented.

The hotels have been classified as held for sale and their results have been presented as discontinued operations for all periods presented.

Summarized operating results of the hotels held for sale are as follows:

Three months ended June 30,	2011	2010
	$’000	$’000

Revenue	2,119	1,882

Earnings/(losses) before tax and impairment	24	(1,125)
Impairment loss/other	—	(483)

Earnings/(losses) before tax	24	(1,608)
Tax benefit/(provision)	—	—

Net earnings/(losses) from discontinued operations	24	(1,608)

Six months ended June 30,	2011	2010
	$’000	$’000

Revenue	2,544	3,326

Losses before tax and impairment	(689)	(3,457)
Impairment loss/other	—	6,194

(Losses)/earnings before tax	(689)	2,737
Tax benefit/(provision)	—	—

Net (losses)/earnings from discontinued operations	(689)	2,737

For the six months ended June 30, 2010, a gain of $6,621,000 (including a $6,730,000 transfer of foreign currency translation gain from other comprehensive income) was recorded on the disposal of Lilianfels Blue Mountains hotel, which is reported within (losses)/earnings from discontinued operations, net of tax.

Assets and liabilities of the hotels that have been classified as held for sale consisted of the following:

	June 30, 2011	December 31, 2010
	$’000	$’000

Current assets	1,908	4,499
Other assets	2,439	9
Property, plant and equipment, net of depreciation	31,870	28,336

Total assets held for sale	36,217	32,844

Liabilities held for sale	(3,207)	(2,792)

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

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
	$’000	$’000

Current assets	7,204	5,897
Property, plant and equipment	187,270	188,502
Goodwill	40,395	40,395
Other assets	2,561	2,823

Total assets	237,430	237,617

Current liabilities	(18,519)	(17,827)
Third-party debt, including $1,764 and $1,775 current portion	(91,417)	(92,304)
Deferred income taxes	(61,835)	(61,835)

Total liabilities	(171,771)	(171,966)

Net assets (before amounts payable to OEH of $92,989 and $94,141)	65,659	65,651

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet.

4.                                      Acquisitions

No new acquisitions occurred during the three and six months ended June 30, 2011.

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

OEH has agreed to pay the vendor up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) (determined using an income approach) based on an analysis of the likelihood of the conditions for payment being met.  In February 2011, OEH paid the vendor €1,500,000 of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been granted.

The pro forma effects of the acquisition of these two hotels on OEH’s consolidated financial statements were not material for the three and six months ended June 30, 2010.

(b)                              Land at La Samanna

In the six months ended June 30, 2010, OEH purchased land adjacent to its hotel at La Samanna in St. Martin from a third party. The consideration paid to the seller was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development.  Presented below is a summary of the transaction.

Six months ended June 30,	2011	2010
	$’000	$’000

Non-cash value of assets exchanged	—	2,932
Cash paid	—	1,641

Assumed basis for land received	—	4,573

5.                                      Investments in unconsolidated companies

Summarized financial data for OEH’s unconsolidated companies are as follows:

	June 30, 2011	December 31, 2010
	$’000	$’000

Current assets	52,939	52,908
Property, plant and equipment, net	359,094	342,207
Other assets	4,765	4,695

Total assets	416,798	399,810

Current liabilities	162,539	165,416
Long-term debt	39,558	33,099
Other liabilities	108,684	91,123

Total shareholders’ equity	106,017	110,172

Total liabilities and shareholders’ equity	416,798	399,810

Three months ended June 30,	2011	2010
	$’000	$’000

Revenue	36,299	29,228

Earnings from operations before net finance costs	7,460	12,300

Net earnings	2,791	6,883

Six months ended June 30,	2011	2010
	$’000	$’000

Revenue	64,456	46,735

Earnings from operations before net finance costs	8,630	9,356

Net earnings	1,505	2,701

Included in unconsolidated companies are OEH’s hotel and rail joint ventures in Peru, under which OEH and the other 50% participant must contribute equally any additional equity capital needed for the businesses.  If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company.  OEH also has rights to purchase the other participant’s interests, exercisable in limited circumstances such as its bankruptcy.

The Company has guaranteed, through 2016, $9,750,000 of the debt obligations of the rail joint venture in Peru and, contingently guaranteed through 2016, $13,000,000 of its debt obligations. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $4,932,000 through April 2012.  The Company has contingently guaranteed, through 2016, $13,563,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $9,765,000 of its debt obligations.  The contingent guarantees may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the Peru hotel joint venture at June 30, 2011 totalling $23,328,000 have been classified within current liabilities of the joint venture in their entity financial statements, as it was out of compliance with the debt service coverage ratio financial covenants in its loan facilities. Discussions with the banks are ongoing to bring the joint venture into compliance.

Long-term debt obligations of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, at June 30, 2011 totalling $99,319,000 have been classified within current liabilities as the joint venture was out of compliance with the debt service coverage ratio in its first mortgage loan facility. The lender has granted a temporary waiver of this covenant and discussions are ongoing to bring the hotel back into permanent compliance. OEH has guaranteed $10,874,000 of the debt obligations of Hotel Ritz, Madrid. Additionally, OEH has guaranteed $399,000 of a working capital loan facility of Hotel Ritz, Madrid.

The Company has also guaranteed, through 2011, a $3,000,000 working capital facility to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment.

6.                                      Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2011	December 31, 2010
	$’000	$’000

Land and buildings	1,174,085	1,138,139
Machinery and equipment	202,978	191,664
Fixtures, fittings and office equipment	210,711	197,112
River cruise ship and canal boats	19,411	19,166

	1,607,185	1,546,081
Less: accumulated depreciation	(307,289)	(277,244)

	1,299,896	1,268,837

The major classes of assets under capital leases included above are as follows:

	June 30, 2011	December 31, 2010
	$’000	$’000

Freehold and leased land and buildings	5,009	4,614
Machinery and equipment	1,022	940
Fixtures, fittings and office equipment	473	446

	6,504	6,000
Less: accumulated depreciation	(1,653)	(1,492)

	4,851	4,508

The depreciation charge on property, plant and equipment was $11,643,000 for the three months ended June 30, 2011 (2010 - $11,338,000).  The depreciation charge on property, plant and equipment was $22,881,000 for the six months ended June 30, 2011 (2010 - $22,350,000).

As of June 30, 2011, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $187,270,000 (December 31, 2010 - $188,502,000) is separately disclosed on the balance sheet. See Note 3.

For the three and six months ended June 30, 2011, OEH capitalized interest in the amount of $Nil.  For the year ended December 31, 2010, capitalized interest amounted to $3,130,000. All amounts capitalized were recorded in property, plant and equipment.

New York hotel project

On March 18, 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2,000,000 contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25,500,000. This transaction resulted in a gain, net of costs, of $520,000 in the six months ended June 30, 2011.

As part of this assignment, OEH entered into an option agreement which grants the Assignee a “call” option originally expiring July 19, 2011 to acquire 45,000 square feet of the approximately 52,000 square feet of excess development rights held by ‘21’ Club at a price to the Assignee of $13,500,000 and, alternatively, a “put” option expiring the same date to sell to OEH the excess development rights (approximately 65,000 square feet) of the Donnell branch site at a price to OEH of $16,000,000.    On July 12, 2011, the option agreement expiration date was extended until August 15, 2011.  The closing date of the call option would be on or before March 15, 2012, and the closing date of the put option would be up to one year after its exercise and OEH may elect to defer payment to the Assignee up to 24 months after the closing date.  The parties anticipate that the Assignee will exercise its call option on the ‘21’ Club rights, but that purchase depends on negotiations with a third party not involving OEH.

7.                                      Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	Hotels and restaurants	Trains and cruises	Total
	$’000	$’000	$’000

Balance as of January 1, 2011	169,610	7,888	177,498
Foreign currency translation adjustment	7,345	66	7,411

Balance as at June 30, 2011	176,955	7,954	184,909

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

There were no triggering events in the first six months of 2011 that would have required OEH to assess the carrying value of goodwill.

8.                            Other intangible assets

	Six months ended June 30, 2011
	Favorable lease assets	Internet sites	Tradenames	Total
	$’000	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2011	13,503	1,630	7,100	22,233
Foreign currency translation adjustment	432	42	—	474

Balance as at June 30, 2011	13,935	1,672	7,100	22,707

Accumulated amortization:
Balance as of January 1, 2011	1,616	610	—	2,226
Charge for the year	140	—	—	140
Foreign currency translation adjustment	53	16	—	69

Balance as at June 30, 2011	1,809	626	—	2,435

Net book value:
As at December 31, 2010	11,887	1,020	7,100	20,007

As at June 30, 2011	12,126	1,046	7,100	20,272

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Tradenames have an indefinite life and therefore are not amortized.

Amortization expense for the three months ended June 30, 2011 was $71,000 (2010 - $88,000).  Amortization expense for the six months ended June 30, 2011 was $140,000 (2010 - $233,000).  Estimated amortization expense for each of the years ended December 31, 2012 to December 31, 2016 is $485,000.

9.                                      Long-term debt and obligations under capital lease

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 22 years, with a weighted average interest rate of 4.76 % and 4.61%, respectively	606,791	630,952
Obligations under capital lease	5,175	5,189

	611,966	636,141
Less: current portion	74,694	124,805

	537,272	511,336

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

At June 30, 2011, two unconsolidated joint venture companies were out of compliance with certain financial covenants in their loan facilities. See Note 5.

The following is a summary of the aggregate maturities of consolidated long-term debt , including obligations under capital lease, at June 30, 2011:

Year ending December 31,	$’000

2012	103,942
2013	163,235
2014	41,453
2015	197,108
2016	2,463
2017 and thereafter	29,071

537,272

The debt of Charleston Center LLC, a consolidated VIE, of $91,417,000 (December 31, 2010 - $92,304,000) is non-recourse to OEH and separately disclosed on the balance sheet.  See Note 3.

10.                     Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2011	December 31, 2010
	$’000	$’000

Deferred income on guarantees of bank loans to hotel joint venture in Peru (see note 5)	612	932
Interest rate swaps (see note 19)	5,927	9,768
Long-term accrued interest at Charleston Place Hotel	13,840	13,540
Cash-settled stock appreciation rights plan	317	354
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see note 4)	4,205	5,501

	24,901	30,095

11.                     Income taxes

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	$’000	$’000	$’000	$’000

Provision for income taxes	9,353	6,061	4,614	7,205

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

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	$’000	$’000	$’000	$’000
Increase in the beginning-of-the year balance of valuation allowances	—	1,827	—	3,827

Exchange rate movements on deferred tax	978	(340)	1,340	(455)

Deferred tax on derivatives	(16)	(113)	43	(391)

Changes in uncertain tax positions	324	41	(604)	290

Changes in interest and penalties	(28)	27	(1,155)	318

The changes in valuation allowances are due to changes in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions.

The Company recognized a tax benefit of $1,759,000 related to the release of certain prior year uncertain tax positions and related interest and penalties in the six months months ended June 30, 2011 as a discrete item in the period.

12.                     Pensions

Components of net periodic pension benefit cost were as follows:

Three months ended June 30,	2011	2010
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	238	258
Expected return on assets	(225)	(191)
Net amortization and deferrals	136	161

Net periodic benefit cost	149	228

Six months ended June 30,	2011	2010
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	594	527
Expected return on assets	(563)	(390)
Net amortization and deferrals	340	329

Net periodic benefit cost	371	466

As of June 30, 2011, $939,000 of contributions had been made.  OEH anticipates contributing an additional $932,000 to fund its defined benefit pension plan in 2011 for a total of $1,871,000.

13.                     Supplemental cash flow information

Six months ended June 30,	2011	2010
	$’000	$’000

Cash paid for:
Interest	17,876	16,978

Income taxes	8,217	6,367

In conjunction with acquisitions, liabilities were assumed as follows:

Six months ended June 30,	2011	2010
	$’000	$’000

Fair value of assets acquired	—	115,048
Cash paid	—	(53,394)

Liabilities assumed	—	(61,654)

The purchase price, net of contingent consideration, of the two hotels in Sicily acquired in the six months ended June 30, 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

Restricted cash

	June 30, 2011	December 31, 2010
	$’000	$’000

Cash deposits required to be held with lending banks to support OEH’s payment of interest and principal	9,358	4,204
Collateral to support derivatives with negative mark-to-market position	1,058	1,558
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	2,375	1,960
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	2,324	707

	15,115	8,429

14.                               Accumulated other comprehensive loss

The balances for each component of accumulated other comprehensive loss are as follows:

	June 30, 2011	December 31, 2010
	$’000	$’000

Foreign currency translation adjustments, net of tax of $Nil and $Nil	4,071	(20,034)
Derivative financial instruments, net of tax of $963 and $112	(4,867)	(8,745)
Pension liability, net of tax of $1,517 and $1,517	(9,806)	(9,806)

	(10,602)	(38,585)

The components of comprehensive income/(loss) are as follows:

Six months ended June 30,	2011	2010
	$’000	$’000

Net losses	(9,753)	(13,828)
Foreign currency translation adjustments	24,105	(32,039)
Change in fair value of derivatives, net of tax of $851 and $140	3,878	(1,108)
Change in pension liability, net of tax of $Nil and $Nil	—	6

Comprehensive income/(loss)	18,230	(46,969)

15.                               Share-based compensation plans

On March 1, 2011, OEH granted under the 2009 Share Award and Incentive Plan deferred shares without performance criteria covering 166,686 class A common shares of which 44,779 vested on June 30, 2011, 86,907 vest on March 1, 2012 and 35,000 vest on March 1, 2014. The stock price at the date of the award of deferred shares was $12.66 per share.

On May 31, 2011, OEH granted under the 2009 Share Award and Incentive Plan stock options on 421,600 class A common shares at an exercise price of $11.69 vesting on May 31, 2014. On the same day, it also granted under the 2009 Share Award and Incentive Plan deferred shares without performance criteria covering 13,600 class A common shares which vest on December 1, 2011, and deferred shares with performance criteria covering 147,915 class A common shares which vest on May 31, 2014. The stock price at the date of the award of deferred shares was $11.69 per share.

On June 13, 2011, OEH granted under the 2009 Share Award and Incentive Plan deferred shares without performance criteria covering 59,500 class A common shares which vest on June 13, 2014.  The stock price at the date of this award of deferred shares was $9.80.

The fair value of the share-based compensation awards issued in the three months ended June 30, 2011 was $2,908,000 (2010 - $3,547,000).  The fair value of share-based compensation awards issued in the six months ended June 30, 2011 was $5,013,000 (2010 - $4,878,000).

The weighted-average fair value of the stock options granted under the 2009 plan on the grant date was $12.65 and $6.73 per share for the three and six months ended June 30, 2011, respectively.

Estimated fair value of stock options on the grant date using the Black-Scholes option pricing model was based on the following assumptions:

Expected share price volatility	55%
Risk-free interest rate	0.35%
Expected annual dividends per share	$—
Expected life of stock options	3 years

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The expected life of options granted is based on historical data and represents the period of time that options are likely to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the US Treasury yield curve in effect at the time of grant.

The total compensation related to unvested awards outstanding at June 30, 2011, to be recognized over the period July 1, 2011 to June 30, 2014, was $10,956,000. OEH recognized equity compensation expense of $2,040,000 in the three months ended June 30, 2011 (2010 - $1,446,000). OEH recognized equity compensation expense of $3,612,000 in the six months ended June 30, 2011 (2010 - $2,933,000).

Previously awarded SARS have been recorded as other liabilities with a fair value of $317,000 at June 30, 2011. See Note 10.

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

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of June 30, 2011 are as follows:

	June 30, 2011
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	113,001	113,001

Accounts receivable	51,266	51,266

Working capital facilities	711	711

Accounts payable	39,737	39,737

Accrued liabilities	82,636	82,636

Long-term debt, including current portion, excluding obligations under capital leases	606,791	589,482

Long-term debt, including current portion, held by a consolidated VIE	91,417	92,760

17.                               Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $7,543,000 at June 30, 2011 (December 31, 2010 - $43,658,000). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $903,000 at June 30, 2011 (December 31, 2010 - $5,535,000).

OEH agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $7,249,000 at June 30, 2011) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, €1,500,000 of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been obtained.  See Note 4.

‘21’ Club is a defendant in a putative class action lawsuit brought by private banqueting service staff seeking to recover alleged retained gratuities and overtime wages pursuant to New York State and US federal wage and hour laws.  OEH will continue to defend this matter vigorously.  OEH has made its best estimate of loss based on available information and its understanding of the facts and circumstances at the present time, and has accrued $1,000,000 in the three months ended June 30, 2011. The process of estimating losses involves a considerable degree of judgment by management and the ultimate amount could vary materially.

The Company and certain of its subsidiaries are parties to various legal proceedings arising in the normal course of business. The outcome of each of these matters cannot be absolutely determined, and the liability that the relevant parties may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued for with respect to these matters.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in instalments over five years with interest.  The remaining payments have not been recognized by OEH because of the uncertainty of collectability.

See Note 6 regarding assignment of the purchase and development agreements between OEH and the New York Public Library, including discussion related to a put and call option included as part of the contractual provisions under that assignment.

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

Three months ended June 30,	2011	2010
	$’000	$’000

Revenue:
Hotels and restaurants
Owned hotels - Europe	76,684	54,607
- North America	31,197	29,215
- Rest of world	37,324	32,382
Hotel management/part ownership interests	1,669	1,211
Restaurants	4,097	3,794

	150,971	121,209
Tourist trains and cruises	24,259	18,188
Real estate	1,660	27,414

	176,890	166,811

Depreciation and amortization:
Hotels and restaurants
Owned hotels - Europe	4,795	4,745
- North America	2,589	2,915
- Rest of world	3,139	2,749
Restaurants	191	178

	10,714	10,587
Tourist trains and cruises	1,000	839

	11,714	11,426

Segment EBITDA:
Hotels and restaurants
Owned hotels - Europe	28,817	16,989
- North America	5,836	5,367
- Rest of world	4,909	6,313
Hotel management/part ownership interests	2,530	2,182
Restaurants	(409)	493

	41,683	31,344
Tourist trains and cruises	6,122	6,834
Real estate	(1,990)	(1,439)
Central overheads	(8,661)	(5,665)
Gain on disposal	(86)	—

	37,068	31,074

Segment EBITDA/earnings reconciliation:
Segment EBITDA	37,068	31,074
Less:
Depreciation and amortization	11,714	11,426
Interest expense, net	11,310	7,353
Foreign currency, net	(1,176)	4,040
Provision for income taxes	9,353	6,061
Share of provision for income taxes of unconsolidated companies	670	1,368

Earnings from continuing operations	5,197	826

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	823	719
Tourist trains and cruises	705	2,638

	1,528	3,357

Capital expenditure:
Hotels and restaurants
Owned hotels - Europe	5,904	12,150
- North America	3,004	3,874
- Rest of world	3,792	4,978
Restaurants	658	7

	13,358	21,009
Tourist trains and cruises	1,301	634
Real estate	246	807

	14,905	22,450

Six months ended June 30,	2011	2010
	$’000	$’000

Revenue:
Hotels and restaurants
Owned hotels - Europe	91,364	67,627
- North America	60,445	56,554
- Rest of world	82,267	70,792
Hotel management/part ownership interests	2,758	1,773
Restaurants	7,438	6,908

	244,272	203,654
Tourist trains and cruises	31,417	24,147
Real estate	5,191	31,108

	280,880	258,909

Depreciation and amortization:
Hotels and restaurants
Owned hotels - Europe	9,336	9,211
- North America	5,218	5,864
- Rest of world	6,137	5,457
Restaurants	382	363

	21,073	20,895
Tourist trains and cruises	1,948	1,688

	23,021	22,583

Segment EBITDA:
Hotels and restaurants
Owned hotels - Europe	21,959	9,511
- North America	10,996	10,811
- Rest of world	16,464	17,397
Hotel management/part ownership interests	2,310	874
Restaurants	(261)	636

	51,468	39,229
Tourist trains and cruises	5,286	5,119
Real estate	(3,108)	(2,779)
Central overheads	(16,378)	(13,249)
Gain on disposal	520	—

	37,788	28,320

Segment EBITDA/ losses reconciliation:
Segment EBITDA	37,788	28,320
Less:
Depreciation and amortization	23,021	22,583
Interest expense, net	20,625	14,110
Foreign currency, net	(2,139)	218
Provision for income taxes	4,614	7,205
Share of provision for income taxes of unconsolidated companies	437	562

Losses from continuing operations	(8,770)	(16,358)

Earnings/(losses) from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	13	(628)
Tourist trains and cruises	983	1,934

	996	1,306

Capital expenditure:
Hotels and restaurants
Owned hotels - Europe	11,798	17,005
- North America	6,584	6,058
- Rest of world	7,153	7,205
Restaurants	1,004	48

	26,539	30,316
Tourist trains and cruises	2,515	1,997
Real estate	487	1,839

	29,541	34,152

Financial information regarding geographic areas based on the location of properties is as follows:

Three months ended June 30,	2011	2010
	$’000	$’000

Revenue:
Europe	100,473	72,399
North America	36,954	60,423
Rest of world	39,463	33,989

	176,890	166,811

Six months ended June 30,	2011	2010
	$’000	$’000

Revenue:
Europe	119,673	89,321
North America	73,074	94,570
Rest of world	88,133	75,018

	280,880	258,909

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

Derivative instruments are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the six months ended June 30, 2011, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2011 and December 31, 2010, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2011		December 31, 2010
	‘000		‘000
Interest Rate Derivatives
Interest Rate Swaps	A$	10,950	A$	11,100
Interest Rate Swaps		€159,811		€158,495
Interest Rate Swaps		$134,918		$154,728

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $52,381,000 at June 30, 2011 and $50,310,000 at December 31, 2010, both liabilities.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of the authoritative guidance. As of June 30, 2011, OEH had one interest rate swap with a notional amount of €6,206,000 ($8,998,000) (December 31, 2010 - $8,327,000) that was a non-designated hedge of OEH’s exposure to interest rate risk, and interest rate options with a notional amount of €44,156,000  ($64,022,000)  and $55,440,000 (December 31, 2010 - €44,719,000 and $55,720,000).

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of June 30, 2011 and December 31, 2010.

	Balance Sheet Location	Fair Value as of June 30, 2011	Fair Value as of December 31, 2010
		$’000	$’000

Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	1,459	1,033
Interest Rate Swaps	Accrued liabilities	(5,465)	(6,061)
Interest Rate Swaps	Other liabilities	(5,373)	(9,114)

Total		(9,379)	(14,142)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	300	361
Interest Rate Swap	Accrued liabilities	(125)	(131)
Interest Rate Swap	Other liabilities	(554)	(654)

Total		(379)	(424)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations and the statements of changes in condensed consolidated total equity for the three and six months ended June 30, 2011 and 2010:

Three months ended June 30,	2011	2010
	$’000	$’000

Interest rate swaps designated as hedging instruments:
Amount of loss recognized in OCI (effective portion)	(3,026)	(2,154)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	(1,771)	(2,517)

Deferred tax on OCI movement	(572)	140

Amount of loss recognized in interest expense on derivatives (ineffective portion)	(222)	(224)

Interest rate swaps not designated as hedging instruments:
Amount of loss recognized in interest expense	(193)	(128)

Six months ended June 30,	2011	2010
	$’000	$’000

Interest rate swaps designated as hedging instruments:
Amount of gain/ (loss) recognized in OCI (effective portion)	766	(6,620)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	(3,963)	(5,201)

Deferred tax on OCI movement	851	140

Amount of loss recognized in interest expense on derivatives (ineffective portion)	(166)	(300)

Interest rate swaps not designated as hedging instruments:
Amount of gain/(loss) recognized in interest expense	45	(818)

At June 30, 2011, the amount accounted for in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $4,803,000.

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of June 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $11,517,000. As of June 30, 2011, OEH had posted cash collateral of $1,058,000 with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $11,779,000.

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

The tables below present a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the three and six months ended June 30, 2011:

	Beginning balance at April 1, 2011	Transfers Out of Level 3	Realized losses Included in earnings	Unrealized gains included in other comprehensive income	Settlements	Ending balance at June 30, 2011
	$’000	$’000	$’000	$’000	$’000	$’000

Derivative financial instruments	456	—	46	(333)	46	215

Total liabilities	456	—	46	(333)	46	215

	Beginning balance at January 1, 2011	Transfers Out of Level 3	Realized losses Included in earnings	Unrealized gains included in other comprehensive income	Settlements	Ending balance at June 30, 2011
	$’000	$’000	$’000	$’000	$’000	$’000

Derivative financial instruments	(277)	(1,184)	268	1,140	268	215

Total liabilities	(277)	(1,184)	268	1,140	268	215

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

The amount of total losses for the three months ended June 30, 2011 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2010 - $Nil). The amount of total losses for the six months ended June 30, 2011 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2010 - $Nil)

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1,544	215	1,759

Liabilities at fair value:
Derivative financial instruments	—	(11,517)	—	(11,517)
Net liabilities	—	(9,973)	215	(9,758)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1,394	—	1,394

Liabilities at fair value:
Derivative financial instruments	—	(15,683)	(277)	(15,960)
net liabilities	—	(14,289)	(277)	(14,566)

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.

20.                     Adjustments to prior period amounts

Subsequent to the issuance of OEH’s consolidated financial statements for the year ended December 31, 2010, management determined that its non-current deferred income tax liabilities were understated by $5,972,000 due to a misstatement in computing the temporary difference between the tax and book value of its property, plant and equipment, resulting in a restatement of the following consolidated balance sheet accounts:

	December 31, 2010
	As previously reported	As restated	Adjustment
	$’000	$’000	$’000
Deferred income tax liabilities	100,730	106,702	5,972
Retained earnings	140,015	134,043	(5,972)

This prior period adjustment does not affect OEH’s net losses or losses per share for the year ended December 31, 2010.  The effect of correcting this misstatement has decreased retained earnings at January 1, 2010 and 2011 by $5,972,000, and has increased non-current deferred income tax liabilities by a corresponding amount at each date .  The restatement does not affect OEH’s net earnings/(losses) or cash flows in the three or six months ended June 30, 2010 and the year ended to December 31, 2010.

21.                     Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH is an equity method investor, and guarantees its $3,000,000 working capital facility.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at June 30, 2011 was $2,290,000 (December 31, 2010-$1,126,000).

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned PeruRail and Ferrocaril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Note 5.  In the three months ended June 30, 2011, OEH earned management and guarantee fees of $1,866,000 (2010-$1,207,000) and loan interest of $Nil (2010-$Nil) which are recorded in revenue.  In the six months ended June 30, 2011, OEH earned management and guarantee fees of $3,207,000 (2010-$1,999,000) and loan interest of $Nil (2010-$Nil) which are also recorded in revenue. The amount due to OEH from its joint venture Peruvian operations at June 30, 2011 was $7,165,000 (December 31, 2010-$2,826,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended June 30, 2011, OEH earned $381,000 (2010-$355,000) in management fees, which are recorded in revenue, and $139,000 (2010-$71,000) in interest income which is recorded in interest income.  For the six months ended June 30, 2011, OEH earned $593,000 (2010-$560,000) in management fees, which are recorded in revenue, and $250,000 (2010-$171,000) in interest income which are recorded in interest income.  The amount due to OEH from the Hotel Ritz at June 30, 2011 was $20,551,000 (December 31, 2010-$15,689,000).

22.                     Subsequent events

As reported in Note 2, OEH has completed the sale of Hôtel de la Cité in Carcassonne, France for €9,000,000 ($12,900,000) on August 1, 2011.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended June 30, 2011 and in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2010 Form 10-K annual report.

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

Hotels during the three months ended June 30, 2011 consisted of 41 deluxe hotels, 36 of which were wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity.  Of the 36 owned hotels, two were purchased in 2010 and, as noted below, two were held for sale at June 30, 2011 and were accounted for as discontinued operations.  The other 34 owned hotels are referred to in this discussion as “owned hotels” of which 12 were located in Europe, seven in North America and 15 in the rest of the world.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The two hotels held for sale at June 30, 2011, as previously reported, were Bora Bora Lagoon Resort in French Polynesia and Hôtel de la Cité in Carcassonne, France.  The results of these two properties have been reflected as discontinued operations for all periods presented.  Bora Bora Lagoon Resort continues to be actively marketed and is saleable in its current condition as land for future development.  OEH has engaged selling agents who are appropriately incentivized to sell the property during 2011, which OEH expects to achieve, and is currently in discussions with interested parties.  Regarding Hôtel de la Cité, OEH decided to in November 2010 to sell the property and completed a sale on August 1, 2011.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on an offer from a third party.  As of June 30, 2011, however, the sale agreement had not been signed, and a lease to sell transaction is now envisioned. Therefore, these companies were transferred back to continuing operations as they no longer meet the criteria for held for sale treatment. Results previously classified within discontinued operations have been transferred back into operations for all periods presented.

OEH’s active real estate projects are in St. Martin, French West Indies, Keswick, Virginia and Koh Sumai, Thailand.

In March 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2.0 million contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25.5 million. This transaction resulted in a gain, net of costs, of $0.5 million in the six months ended June 30, 2011.  See Note 6 to the Financial Statements.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

OEH’s operating results for the three months ended June 30, 2011 and 2010, expressed as a percentage of revenue, were as follows:

Three months ended June 30,	2011	2010
	%	%

Revenue
Hotels and restaurants	85	73
Tourist trains and cruises	14	11
Real estate and property development	1	16

	100	100
Expenses
Depreciation and amortization	7	7
Cost of services	46	55
Selling, general and administrative	34	29
Net finance costs	6	7

Earnings before income taxes	7	2
Provision for income taxes	(5)	(3)
Earnings from unconsolidated companies	1	2

Net earnings from continuing operations	3	1
Loss from discontinued operations	—	(1)

Net earnings	3	—

Segment EBITDA, defined as segment net earnings from continuing operations before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended June 30, 2011 and 2010 is analyzed as follows (dollars in millions):

Three months ended June 30,	2011	2010
	$	$

Segment EBITDA:
Hotels and restaurants
Owned hotels:
-Europe	28.8	17.0
-North America	5.8	5.4
-Rest of the World	4.9	6.3
Hotel management and part-ownership interests	2.5	2.2
Restaurants	(0.4)	0.5

	41.6	31.4
Tourist trains and cruises	6.1	6.8
Real estate and property development	(2.0)	(1.4)
Central overheads	(8.6)	(5.7)
Gain on disposal of property, plant and equipment	(0.1)	—

	37.0	31.1

The foregoing segment EBITDA reconciles to net earnings/(losses) as follows (dollars in millions):

Three months ended June 30,	2011	2010
	$	$

Net earnings/ (losses)	5.2	(0.8)
Add:
Depreciation and amortization	11.7	11.4
Interest expense and foreign exchange, net	10.1	11.4
Loss from discontinued operations, net of tax	—	1.6
Benefit from income taxes	9.3	6.1
Share of benefit from income taxes of unconsolidated companies	0.7	1.4

Segment EBITDA	37.0	31.1

Operating information for OEH’s owned hotels for the three months ended June 30, 2011 and 2010 is as follows:

Three months ended June 30,	2011	2010

Average Daily Rate (in dollars)
Europe	798	720
North America	335	325
Rest of the world	331	327
Worldwide	489	441

Rooms Available (in thousands)
Europe	86	80
North America	68	68
Rest of the world	117	113

Worldwide	271	261

Rooms Sold (in thousands)
Europe	54	41
North America	48	46
Rest of the world	60	55

Worldwide	162	142

Occupancy (percentage)
Europe	63	52
North America	71	68
Rest of the world	51	48
Worldwide	60	55

RevPAR (in dollars)
Europe	506	375
North America	238	221
Rest of the world	170	158
Worldwide	294	241

			Change %
Three months ended June 30,	2011	2010	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	525	385	36%	28%
North America	238	221	8%	7%
Rest of the world	172	163	6%	1%
Worldwide	293	245	20%	14%

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

Grand Hotel Timeo

Villa Sant’Andrea

Napasai

Overview

The net earnings for the three months ended June 30, 2011 were $5.2 million ($0.05 per common share) on revenue of $176.9 million, compared with a net loss of $0.8 million ($0.01 per common share) on revenue of $166.8 million in the second quarter of the prior year. Revenue included $1.7 million (2010 - $27.4 million) relating to units delivered to purchasers at Porto Cupecoy.

Business conditions in the global lodging industry continue to strenghten. RevPAR of OEH’s owned hotels on a same store basis increased from $245 in the second quarter of 2010 to $293 in the second quarter of 2011, a 20% increase when measured in US dollars and 14% in local currency. These gains have resulted partly from better occupancy of 60% in the second quarter of 2011, compared to 55% for the same period in the prior year. Additionally, the average daily rate improved to $489 in the second quarter of 2011, compared to $441 for the same period in the prior year. As the global economy strengthens, OEH expects pricing improvement to continue along with the growth in occupancy as demand increases. OEH’s strategy is to maximize revenue, manage its costs and enhance profit margins.

The net earnings from continuing operations for the three months ended June 30, 2011 were $5.2 million compared with net earnings of $0.8 million in the three months ended June 30, 2010.

Revenue

Three months ended June 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels:
-Europe	76,684	54,607
-North America	31,197	29,215
-Rest of the World	37,324	32,382
Hotel management/part ownership interests	1,669	1,211
Restaurants	4,097	3,794

	150,971	121,209
Tourist trains and cruises	24,259	18,188
Real estate	1,660	27,414

	176,890	166,811

Total revenue increased by $10.1 million, or 6%, from $166.8 million in the three months ended June 30, 2010 to $176.9 million in the three months ended June 30, 2011.  Revenue in the three months ended June 30, 2011 included $1.7 million (2010 - $27.4 million) relating to units delivered to purchasers at Porto Cupecoy. Excluding real estate, revenue increased $35.8 million, or 26%, for the three months ending June 30, 2011 compared to the same quarter in 2010.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $22.1 million, or 40%, from $54.6 million for the three months ended June 30, 2010 to $76.7 million for the three months ended June 30, 2011, led by strong demand at the Italian hotels. Excluding the recently acquired hotels in Sicily (Grand Hotel Timeo and Villa Sant’Andrea), revenue in the European region increased by $16.7 million, or 32%, compared to the same period in the prior year. Improved trading conditions across Europe caused average daily rate to increase by 11% from $720 in the three months ended June 30, 2010 to $798 in the three months ended June 30, 2011. On a same store basis, average daily rate increased by 14% from $736 in the 2010 second quarter to $842 for the three months ended June 30, 2011. Occupancy for the region increased from 52% in the three months ended June 30, 2010 to 63% in the three months ended June 30, 2011. On a same store basis, RevPAR in US dollars increased 36% and local currency increased by 28%.

Exchange rate movements caused revenue to increase by $8.3 million in the three months ended June 30, 2011 compared with the same period in 2010.

North America

Revenue increased by $2.0 million, or 7%, from $29.2 million in the three months ended June 30, 2010 to $31.2 million in the three months ended June 30, 2011. Same store RevPAR increased 8% from $221 in the three months ended June 30, 2010 to $238 in the three months ended June 30, 2011. Average daily rate increased by 3%, from $325 in the three months ended June 30, 2010 to $335 in the three months ended June 30, 2011. Occupancy also increased by 3% from 68% in the three months ended June 30, 2010 to 71% in the three months ended June 30, 2011.

Rest of the World

Revenue increased by $4.9 million, or 15%, from $32.4 million in the three months ended June 30, 2010 to $37.3 million in the three months ended June 30, 2011.  Exchange rate movements across the region were responsible for $2.9 million of the revenue increase. Same store RevPAR in US dollars for the three months ended June 30, 2011 increased 6% from $163 in the three months ended June 30, 2010 to $172 for the three months ended June 30, 2011, and 1% when measured in local currency. Average daily rate increased by 1% from $327 in the three months ended June 30, 2010 to $331 in the three months ended June 30, 2011. Occupancy increased by 3% from 48% in the three months ended June 30, 2010 to 51% in the three months ended June 30, 2011.

Revenue at OEH’s hotels in South America collectively increased by $6.0 million, or 38%, from $15.7 million in the three months ended June 30, 2010 to $21.7 million in the three months ended June 30, 2011. Exchange rate movements were responsible for $1.5 million of the South American revenue increase. Same store RevPAR for the three months ended June 30, 2011 increased 27% from $190 in the three months ended June 30, 2010 to $241 for the three months ended June 30, 2011. Occupancy increased by 5% from 54% in the three months ended June 30, 2010 to 59% in the three months ended June 30, 2011.

Southern Africa revenue decreased by $3.0 million, or 33%, from $9.2 million in the three months ended June 30, 2010 to $6.2 million in the three months ended June 30, 2011. The revenue decrease was primarily due to the World Cup football tournament which was hosted by South Africa in 2010 and increased competition in Cape Town and Johannesburg. The revenue decrease was offset by $0.6 million of exchange rate movement gains on the translation of the South African rand and Botswana pula to the US dollar. Same store RevPAR in US dollars for the three months ended June 30, 2010 decreased $71, or 43%, from $165 in the three months ended June 30, 2010 to $94 for the three months ended June 30, 2011. When translated in local currency, RevPAR decreased 48% from $182 in the three months ended June 30, 2010 to $94 for the three months ended June 30, 2011.

Revenue at OEH’s Australian property increased by $0.9 million, or 29%, to $4.0 million in the three months ended June 30, 2011. Of the change in revenue, 67%, or $0.6 million, was due to the strengthening of the Australian dollar against the US dollar.

Revenue for the Asian properties increased by $1.1 million, or 25%, to $5.5 million in the three months ended June 30, 2011. Revenue grew at all hotels except Napasai, where there was a temporary closure for beach works.  Of the change in revenue, 73%, or $0.8 million, was due to exchange rate movements.

Hotel Management and Part-Ownership Interests: Revenue increased $0.5 million, from $1.2 million in the three months ended June 30, 2010 to $1.7 million in the three months ended June 30, 2011.

Restaurants: Revenue at ‘21’ Club increased by $0.3 million, or 8%, from $3.8 million in the three months ended June 30, 2010 to $4.1 million in the three months ended June 30, 2011. The number of covers served increased 2%, from 33,220 for the three months ended June 30, 2010 to 33,813 for the three months ended June 30, 2011. The average check per cover served increased $7.59 from $109.59 for the three months ended June 30, 2010 to $117.18 for the three months ended June 30, 2011.

Trains and Cruises: Revenue increased by $6.1 million, or 34%, from $18.2 million in the three months ended June 30, 2010 to $24.3 million in the three months ended June 30, 2011; 21% of the revenue increase was due to exchange rate movements. Management fee revenue from PeruRail increased by $0.2 million, from $0.4 million for the three months ended June 30, 2010 to $0.6 million for the three months ended June 30, 2011.

Real Estate: Three condominiums were delivered to customers at Porto Cupecoy generating revenue of $1.7 million for the three months ended June 30, 2011. Sales contracts were signed on a further one unit in the three months ended June 30, 2011. Additionally, one previously unrecognized sale that was in default has now been recorded.  There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the three months ended June 30, 2011 or in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $0.3 million from $11.4 million in the three months ended June 30, 2010 to $11.7 million in the three months ended June 30, 2011. The increase in depreciation includes the impact of foreign currency fluctuations.

Cost of services

Cost of services decreased by $9.3 million from $91.5 million in the three months ended June 30, 2010 to $82.2 million in the three months ended June 30, 2011. Cost of services included a charge of $27.5 million in respect of Porto Cupecoy in the three months ended June 30, 2010, principally due to closing previously contracted sales. The equivalent charge in the three months ended June 30, 2011 was $1.7 million. Excluding Porto Cupecoy, cost of services increased by $16.5 million, which was a direct result of the increase in revenue and the two Sicilian hotels being open for entire three months ended June 30, 2011. Costs of services were 55% of revenue in the three months ended June 30, 2010 and 46% of revenue in the three months ended June 30, 2011. Excluding Porto Cupecoy, cost of services as a percentage of revenue in the three months ended June 30, 2011 and 2010 remained flat at 46%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $10.9 million from $48.9 million in the three months ended June 30, 2010 to $59.8 million in the three months ended June 30, 2011.  A net credit of $0.8 million was recorded in the three months ended June 30, 2010, following the successful litigation against acts of infringement of the trademark “Cipriani” by Cipriani

(Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $4.0 million of the total increase. Selling, general and administrative expenses were 29% of revenue in the three months ended June 30, 2010 and 34% of revenue in the three months ended June 30, 2011.

Segment EBITDA

Three months ended June 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels:
-Europe	28,817	16,989
-North America	5,836	5,367
-Rest of the World	4,909	6,313
Hotel management/part ownership interests	2,530	2,182
Restaurants	(409)	493

	41,683	31,344
Tourist trains and cruises	6,122	6,834
Real estate	(1,990)	(1,439)
Gain on disposal of property, plant and equipment	(86)	—
Central overheads	(8,661)	(5,665)

	37,068	31,074

The European hotels collectively reported segment EBITDA of $28.8 million in 2011 compared to $17.0 million in the same period in 2010. The improvement was largely due to the Italian hotels.  As a percentage of European hotels revenue, the European segment EBITDA margin increased from 31% in 2010 to 38% in 2011.

Segment EBITDA in the North American hotels region increased by 7% from $5.4 million in the three months ended June 30, 2010, to $5.8 million in the three months ended June 30, 2011. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 18% in 2010 to 19% in 2011.

Segment EBITDA in the Rest of the World hotels region decreased by 22% from $6.3 million in the three months ended June 30, 2010 to $4.9 million in the three months ended June 30, 2011. The decrease was mainly due to the South African hotels following the World Cup football tournament in that country in 2010 and increased competition in Cape Town and Johannesburg.  The segment EBITDA margin for the three months ended June 30, 2011 was 13%, compared to a margin of 19% for the same period in 2010.

Segment EBITDA in restaurants decreased by $0.9 million from earnings of $0.5 million in the three months ended June 30, 2010 to a loss of $0.4 million in the three months ended June 30, 2011.  The movement was due to a $1.0 million litigation accrual.

Earnings from operations before net finance costs

Earnings from operations increased by $8.3 million from a profit of $14.9 million in the three months ended June 30, 2010 to a profit of $23.2 million in the three months ended June 30, 2011, due to the factors described above.

Net finance costs

Net finance costs were $11.4 million for the three months ended June 30, 2010 and $10.1 million for the three months ended June 30, 2011. The three months ended June 30, 2010 included a foreign exchange loss of $4.0 million compared to a foreign exchange gain of $1.2 million in the three months ended June 30, 2011. Excluding these foreign exchange items, net interest expense increased by $3.9 million, or 53%, from $7.4 million in the three months ended June 30, 2010 to $11.3 million in the three months ended June 30, 2011.  The increase is mainly due to higher interest rates following refinancings done in the fourth quarter of 2010, interest capitalized in the three months ended June 30, 2010 of $1.9 million, and the write-off of deferred financing costs of $1.7 million at La Samanna in the 2011 quarter.

Provision for income taxes

The provision for income taxes increased by $3.3 million from a charge of $6.1 million in the three months ended June 30, 2010 to a charge of $9.4 million in the three months ended June 30, 2011.

The provision for income taxes for the three months ended June 30, 2010 included a deferred tax charge of $1.8 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to a $Nil charge for valuation allowances in the three months ended June 30, 2011.

The provision for income taxes for the three months ended June 30, 2011 included a deferred tax charge of $1.0 million arising from fixed asset timing differences following movements in exchange rates compared to a $0.3 million tax benefit in the three months ended June 30, 2010.

OEH’s tax charge for the three months ended June 30, 2011 included $0.3 million in respect of the provision for uncertain tax positions, of which $Nil related to potential interest and penalty costs. OEH’s tax provision for the three months ended June 30, 2010 included a tax charge of $0.1 million in respect of uncertain tax position provisions, of which $Nil that related to potential interest and penalty costs.

As explained in Note 20 to the Financial Statements, the consolidated balance sheet as of December 31, 2010 has been restated to adjust non-current deferred tax liabilities.  The restatement does not affect OEH’s net income or loss in the three months ended June 30, 2011 or 2010.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $1.9 million from $3.4 million in the three months ended June 30, 2010 to $1.5 million in the three months ended June 30, 2011.  The 2010 amount included insurance income of $2.8 million from PeruRail, which was impacted by the damage to tracks caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $1.4 million in 2010 and $0.7 million in 2011.

Earnings/ loss from discontinued operations

The loss from discontinued operations for the three months ended June 30, 2011 was $Nil compared with losses of $1.6 million for the three months ended June 30, 2010. Bora Bora Lagoon Resort’s net loss was $1.1 million for the three months ended June 30, 2010, compared to a loss of $0.1 million in the three months ended June 30, 2011. Hôtel de la Cité’s net earnings were $0.2 million for the three months ended June 30, 2010, compared to earnings of $0.1 million in the three months ended June 30, 2011. The loss on the sale of La Cabana of $0.4 million and late costs related to the sale of Lilianfels Blue Mountains of $0.2 million were recorded in the three months ended June 30, 2010. The loss from discontinued operations for the three months ended June 30, 2010 consisted of losses arising from Bora Bora Lagoon Resort, Windsor Court Hotel, La Cabana, Lilianfels Blue Mountains and Hôtel de la Cité.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

OEH’s operating results for the six months ended June 30, 2011 and 2010, expressed as a percentage of revenue were as follows:

Six months ended June 30,	2011	2010
	%	%

Revenue
Hotels and restaurants	87	79
Tourist trains and cruises	11	9
Real estate and property development	2	12

	100	100
Expenses
Depreciation and amortization	8	9
Cost of services	48	54
Selling, general and administrative	39	36
Gain on disposal of property, plant and equipment	—	—
Net finance costs	7	5

Losses before income taxes	(2)	(4)
Provision for income taxes	(2)	(3)
Earnings from unconsolidated companies	1	1

Net losses from continuing operations	(3)	(6)
Earnings from discontinued operations	—	1

Net losses	(3)	(5)

Segmented EBITDA of OEH’s operations for the six months ended June 30, 2011 and 2010 is analyzed as follows (dollars in millions):

Six months ended June 30,	2011	2010
	$	$

Segment EBITDA:
Hotels and restaurants
Owned hotels:
-Europe	22.0	9.5
-North America	11.0	10.8
-Rest of the World	16.5	17.4
Hotel management and part-ownership interests	2.3	0.9
Restaurants	(0.3)	0.6

	51.5	39.2
Tourist trains and cruises	5.3	5.1
Real estate and property development	(3.1)	(2.8)
Central overheads	(16.4)	(13.2)
Gain on disposal of fixed assets	0.5	—

	37.8	28.3

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Six months ended June 30,	2011	2010
	$	$

Net losses	(9.5)	(13.6)
Add:
Depreciation and amortization	23.0	22.6
Interest expense and foreign exchange, net	18.5	14.3
Loss/(earnings) from discontinued operations, net of tax	0.7	(2.7)
Provision for income taxes	4.6	7.2
Share of provision for income taxes of unconsolidated companies	0.5	0.5

	37.8	28.3

Operating information for OEH’s owned hotels for the six months ended June 30, 2011 and 2010 is as follows:

Six months ended June 30,	2011	2010

Average Daily Rate (in dollars)
Europe	720	637
North America	351	349
Rest of the world	340	327
Worldwide	432	397

Rooms Available (in thousands)
Europe	134	127
North America	135	136
Rest of the world	234	229

Worldwide	503	492

Rooms Sold (in thousands)
Europe	68	55
North America	91	87
Rest of the world	136	126

Worldwide	295	268

Occupancy (percentage)
Europe	51	43
North America	67	64
Rest of the world	58	55
Worldwide	59	54

RevPAR (in dollars)
Europe	369	275
North America	236	224
Rest of the world	197	180
Worldwide	253	216

			Change %
Six months ended June 30,	2011	2010	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	371	279	33%	25%
North America	236	224	5%	5%
Rest of the world	198	182	9%	5%
Worldwide	251	218	15%	11%

The same store data exclude the following operations:

Grand Hotel Timeo	Le Manoir aux Quat’Saisons
Villa Sant’Andrea	La Residencia
Napasai

Overview

The net loss for the six months ended June 30, 2011 was $9.5 million ($0.09 per common share) on revenue of $280.9 million, compared with a net loss of $13.6 million ($0.15 per common share) on revenue of $258.9 million in the prior year period.

As noted above, business conditions are strengthening in the global lodging industry. RevPAR of OEH’s owned hotels on a same store basis increased from $218 in the six months ended June 30, 2010 to $251 in the six months ended June 30, 2011, a 15% increase when measured in US dollars and 11% in local currency. These gains have resulted mainly from the average daily rate growing 9% from $397 in the first six months ended June 30, 2010 to $432 for the first six months of 2011. Additionally occupancy improved by 5% to 59% in the six months ended June 30, 2011, compared to 54% for the same period in the prior year. As the global economy strengthens, OEH expects pricing improvement to continue along with the growth in occupancy as demand increases. OEH will continue to monitor its costs with the aim of achieving significant efficiencies throughout the remainder of 2011 and beyond.

Revenue

Six months ended June 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels:
-Europe	91,364	67,627
-North America	60,445	56,554
-Rest of the World	82,267	70,792
Hotel management/part ownership interests	2,758	1,773
Restaurants	7,438	6,908

	244,272	203,654
Tourist trains and cruises	31,417	24,147
Real estate	5,191	31,108

	280,880	258,909

Total revenue increased by $22.0 million, or 8%, from $258.9 million in the six months ended June 30, 2010 to $280.9 million in the six months ended June 30, 2011.  Revenue in the six months ended June 30, 2010 included $31.1 million relating to units delivered to purchasers at Porto Cupecoy. Excluding real estate, revenue increased $47.9 million, or 21%, for the six months ended June 30, 2011 compared to the first six months in 2010.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $23.8 million, or 35%, from $67.6 million for the six months ended June 30, 2010 to $91.4 million for the six months ended June 30, 2011. Improved trading conditions across Europe caused the average daily rate to increase by 13% from $637 in the six months ended June 30, 2010 to $720 in the six months ended June 30, 2011. Occupancy also increased from 43% in the six months ended June 30, 2010 to 51% in the six months ended June 30, 2011. On a same store basis, RevPAR in local currency increased from $279 in the six months ended June 30, 2010 to $371 in the six months ended June 30, 2011, a 33% increase in US dollars and 25% increase in local currency.

Exchange rate movements caused revenue to increase by $5.2 million in the six months ended June 30, 2011 compared with the same period in 2010.

North America

Revenue increased by $3.8 million, or 7%, from $56.6 million in the six months ended June 30, 2010 to $60.4 million in the six months ended June 30, 2011. Average daily rate increased by 1% from $349 in the six months ended June 30, 2010 to $351 in the six months ended June 30, 2011. Occupancy also increased from 64% in the six months ended June 30, 2010 to 67% in the six months ended June 30, 2011. On a same store basis, RevPAR increased from $224 in the six months ended June 30, 2010 to $236 for the six months ended June 30, 2011. This translates to an increase in local currency of 5%, and 5% when measured in US dollars.

Rest of the World

Revenue increased by $11.5 million, or 16%, from $70.8 million in the six months ended June 30, 2010 to $82.3 million in the six months ended June 30, 2011.  Exchange rate movements across the region were responsible for $5.4 million of the revenue increase.

Revenue at OEH’s hotels in South America collectively increased by $10.5 million, or 29%, from $35.6 million in the six months ended June 30, 2010 to $46.1 million in the six months ended June 30, 2011. Exchange rate movements across the region were responsible for $2.6 million of the revenue increase.

Revenue at OEH’s six Asian hotels collectively increased by $2.6 million, or 25%, to $12.8 million in the six months ended June 30, 2011. Exchange rate movements across the region were responsible for $0.5 million of the revenue increase. Same store occupancy for the six months increased by 5%, from 56% in the six months ended June 30, 2010 to 61% for the six months ended June 30, 2011. Same store average daily rate in US dollars increased 15% from $231 in the six months to June 30, 2010 to $265 for the six months ended June 30, 2011. This translated into an increase in same store RevPAR in US dollars of $34, or 27% from $128 in the six months ended June 30, 2010 to $162 for the six months ended June 30, 2011.

Southern Africa revenue decreased by $3.1 million, or 17%, to $15.0 million in the six months ended June 30, 2011.  This decrease included $1.2 million of exchange rate gains on the translation of the South African rand and Botswana pula to US dollars. The revenue decrease was primarily due to the World Cup football tournament which was hosted by South Africa in 2010 and increased competition in Cape Town and Johannesburg. Same store RevPAR in US dollars for the six months ended June 30, 2011 decreased 24% from $158 to $120 compared to the same period in 2010, and 30% from $172 in the six months ended June 30, 2010 to $120 for the six months ended June 30, 2011 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $1.6 million, or 24%, to $8.4 million in the six months ended June 30, 2011; 69% of the change in revenue, or $1.1 million, was due to the strengthening of the Australian dollar against the US dollar.

Average daily rate for the Rest of the World region on a same store basis in US dollars increased from $329 in the six months ended June 30, 2010 to $341 for the six months ended June 30, 2011. Occupancy also increased from 55% to 58%, which resulted in an increase in RevPAR on a same store basis in US dollars of 9% from $182 in the six months ended June 30, 2010 to $198 for the six months ended June 30, 2011, and 5% when measured in local currency.

Hotel Management and Part-Ownership Interests: Revenue increased by $1.0 million from $1.8 million in the six months ended June 30, 2010 to $2.8 million in the six months ended June 30, 2011, primarily due to higher management fees from the managed hotels in Peru.

Restaurants: Revenue at ‘21’ Club increased by $0.5 million, or 7%, from $6.9 million in the six months ended June 30, 2010 to $7.4 million in the six months ended June 30, 2011, primarily due to an increase in the number of covers being served and an increase in the average check spend.

Trains and Cruises: Revenue increased by $7.3 million, or 30%, from $24.1 million in the six months ended June 30, 2010 to $31.4 million in the six months ended June 30, 2011.  All businesses included within the trains and cruises segment showed increases from the six months ended June 30, 2010, mainly from improved customer demand experienced in 2011.  The largest increase was from Venice Simplon-Orient-Express by $2.3 million, or 27%, from $8.5 million in the six months ended June 30, 2010 to $10.8 million in the six months ended June 30, 2011. Exchange rate movements across the segment were responsible for $1.0 million of the revenue increase.

Real Estate: Eight condominiums were delivered to customers at Porto Cupecoy generating revenue of $5.2 million for the six months ended June 30, 2011. Sales contracts were signed on a further ten units in the six months ended June 30, 2011. Additionally, one previously unrecognized sale that was in default has now been recorded.  There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the six months ended June 30, 2011 or in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $0.4 million from $22.6 million in the six months ended June 30, 2010 to $23.0 million in the six months ended June 30, 2011.

Cost of services

Cost of services decreased by $4.3 million from $140.1 million in the six months ended June 30, 2010 to $135.8 million in the six months ended June 30, 2011. Cost of services included a charge of $31.1 million in respect of Porto Cupecoy principally due to delivery of units under previously contracted sales in the six months ended June 30, 2010. The equivalent charge in the six months ended June 30, 2011 was $3.3 million. Excluding Porto Cupecoy, cost of services increased by $23.5 million. Exchange rate movements were responsible for $6.3 million of the increase. Cost of services were 54% of revenue in the six months ended June 30, 2010 and 48% of revenue in the six months ended June 30, 2011. Excluding Porto Cupecoy, cost of services as a percentage of revenue in the six months ended June 30, 2011 and 2010 remained flat at 48%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $16.8 million from $92.4 million in the six months ended June 30, 2010 to $109.2 million in the six months ended June 30, 2011. A net credit of $0.8 million was also recorded following the successful litigation against acts of infringement of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $4.8 million of the total increase. Selling, general and administrative expenses were 36% of revenue in the six months ended June 30, 2010 and 39% of revenue in the six months ended June 30, 2011.

Segment EBITDA

Six months ended June 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels:
-Europe	21,959	9,511
-North America	10,996	10,811
-Rest of the World	16,464	17,397
Hotel management/part ownership interests	2,310	874
Restaurants	(261)	636

	51,468	39,229
Tourist trains and cruises	5,286	5,119
Real estate	(3,108)	(2,779)
Gain on disposal of assets	520	—
Central overheads	(16,378)	(13,249)

	37,788	28,320

The European hotels collectively reported a segment EBITDA of $22.0 million for the six months ended June 30, 2011 compared to $9.5 million in the same period in 2010. The improvement was largely due to the Italian hotels. As a percentage of European hotels revenue, the European segment EBITDA margin grew from 14% in 2010 to 24% in 2011.

Segment EBITDA in the North American hotels region increased by 2% from $10.8 million in the six months ended June 30, 2010 to $11.0 million in the six months ended June 30, 2011. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased slightly from 19% in 2010 to 18% in 2011.

Segment EBITDA in the Rest of the World hotels region decreased by 5% from $17.4 million in the six months ended June 30, 2010 to $16.5 million in the six months ended June 30, 2011. The decrease was mainly due to the South African hotels following the World Cup football tournament in that country in 2010 and increased competition in Cape Town and Johannesburg.  As a percentage of Rest of the World hotels revenue, the Rest of the World segment EBITDA margin decreased from 25% in 2010 to 20% in 2011.

Segment EBITDA in restaurants decreased by $0.9 million from earnings of $0.6 million in the six months ended June 30, 2010 to a loss of $0.3 million in the six months ended June 30, 2011.  The movement was due to a $1.0 million litigation accrual.

Earnings from operations before net finance costs

Earnings from operations increased by $9.4 million from a profit of $3.9 million in the six months ended June 30, 2010 to a profit of $13.3 million in the six months ended June 30, 2011, due to the factors described above.

Net finance costs

Net finance costs increased by $4.2 million, or 29%, from $14.3 million for the six months ended June 30, 2010 to $18.5 million for the six months ended June 30, 2011.  The six months ended June 30, 2010 included a foreign exchange loss of $0.2 million compared to a foreign exchange gain of $2.1 million in the six months ended June 30, 2011.  Excluding these foreign exchange items, net interest expense increased by $6.5 million, or 46%, from $14.1 million in the six months ended June 30, 2010 to $20.6 million in the six months ended June 30, 2011, primarily as a result of higher interest rates and the write-off of deferred financing costs of $1.7 million at La Samanna in the six months ended June 30, 2011 and capitalized interest in the six months ended June 30, 2010.

Provision for income taxes

The provision for income taxes decreased by $2.6 million from a charge of $7.2 million in the six months ended June 30, 2010 to a charge of $4.6 million in the six months ended June 30, 2011.

The provision for income taxes for the six months ended June 30, 2010 included a deferred tax charge of $3.8 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to a $Nil charge for valuation allowances in the six months ended June 30, 2011.

The provision for income taxes for the six months ended June 30, 2011 included a deferred tax charge of $1.3 million arising from fixed asset timing differences following movements in exchange rates compared to a $0.5 million tax benefit in the six months ended June 30, 2010.

OEH’s tax charge for the six months ended June 30, 2011 included a tax benefit of $1.8 million in respect of the provision for uncertain tax positions, of which a $1.2 million benefit related to potential interest and penalty costs. OEH’s tax provision for the six months ended June 30, 2010 included a tax charge of $0.6 million in respect of uncertain tax position provisions, including a charge of $0.3 million that related to potential interest and penalty costs.

As explained in Note 20 to the Financial Statements, the consolidated balance sheet as of December 31, 2010 has been restated to adjust non-current deferred tax liabilities.  The restatement does not affect OEH’s net loss in the six months ended June 30, 2011 or 2010.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax decreased by $0.3 million, from $1.3 million in the six months ended June 30, 2010 to $1.0 million in the six months ended June 30, 2011.  The amount for the six months ended June 30, 2010 included insurance income of $2.8 million from PeruRail, which was impacted by the damage to tracks caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $0.6 million in 2010 and $0.4 million in 2011.

Earnings/ loss from discontinued operations

The earnings from discontinued operations for the six months ended June 30, 2010 were $2.7 million compared with a loss of $0.7 million for the six months ended June 30, 2011. The six months ended June 30, 2010 amount included a gain of $6.6 million due to the release of the cumulative translation adjustment upon the sale of Lilianfels Blue Mountains in January 2010. The loss on the sale of La Cabana of $0.4 million and late costs related to the sale of Lilianfels Blue Mountains of $0.2 million were also recorded in the six months ended June 30, 2010.

The loss from discontinued operations for the six months ended June 30, 2010 consisted of losses arising from Bora Bora Lagoon Resort, Hôtel de la Cité, Windsor Court Hotel, La Cabana and Lilianfels Blue Mountains, whereas only Bora Bora Lagoon Resort and Hôtel de la Cité were reflected under discontinued operations for the six months ended June 30, 2011.

Bora Bora Lagoon Resort’s net loss for the six months ended June 30, 2011 decreased by $2.3 million to $0.2 million, compared with a loss of $2.5 million for the six months ended June 30, 2010. The loss at Bora Bora Lagoon Resort for the six months ended June 30, 2010 was primarily due to closure of the hotel in February 2010 after it was damaged by a cyclone.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $113.0 million at June 30, 2011, $37.4 million less than the $150.4 million at December 31, 2010. In addition, OEH had restricted cash of $15.1 million (December 31, 2010 - $8.4 million).  At June 30, 2011, there were undrawn amounts available to OEH under committed short-term lines of credit of $4.6 million (December 31, 2010 - $12.1 million) and undrawn amounts available to OEH under secured revolving credit facilities of $12.0 million (December 31, 2010 - $12.0 million), bringing total cash availability at June 30, 2011 to $129.6 million, excluding the restricted cash of $15.1 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $151.4 million at June 30, 2011, an increase from $142.2 million at December 31, 2010.  The main factor that contributed to the increase in working capital was the classification of the current portion of third-party debt on facilities coming due in the next 12 months at December 31, 2010 as well as the use of cash in operations.

Cash Flow

Operating Activities. Net cash provided by operating activities increased by $13.9 million from $16.1 million for the six months ended June 30, 2010 to $30.0 million for the six months ended June 30, 2011. The increase was due to better performance of the continuing hotels in the first six months of 2011 as the economy stregthens in many parts of the world and the sale of non-core assets no longer considered suitable for OEH’s business, as well as an increase in accounts payable and deferred revenue in the six months ended June 30, 2011.

Investing Activities.  Cash used in investing activities reduced by $41.3 million to a $13.4 million cash outflow for the six months ended June 30, 2011, compared to $54.7 million cash outflow for the six months ended June 30, 2010.

The first six months of 2010 included acquisitions of $46.3 million, net of cash acquired in respect of the Grand Hotel Timeo and Villa Sant’Andrea purchase.  There were no new acquisitions in the first six months of 2011.

There was a net increase in restricted cash in the first six months of 2011 of $6.7 million compared to a net decrease of $3.3 million in the first six months of 2010. The movement in the first six months of 2011 represents an increase of restricted cash from the Porto Cupecoy escrow account as units are sold but are not delivered and further cash deposited for credit support facilities.

Capital expenditure of $29.5 million during the first six months of 2011 included $3.1 million at Hotel Cipriani, $2.9 million at El Encanto, $3.1 million at the two Sicilian properties, $1.5 million at La Residencia, $1.2 million at Hotel das Cataratas and $1.4 million on the Venice Simplon-Orient-Express. In addition, OEH made payments of $2.1 million to the New York Public Library which was reimbursed as part of the $25.5 million received in April 2011 from the assignee of the Library’s contracts.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2011 was $55.7 million compared to cash provided by financing activities of $78.6 million for the six month ended June 30, 2010, a decrease of $134.3 million. The main reason for the movement was the equity offering by OEH in the first six months of 2010, generating cash inflows of $138.0 million.  Debt repaid during the first six months of 2011 was $80.5 million compared with $55.7 million in the first six months of 2010. Proceeds from issuance of long-term debt during the first six months of 2011 were $25.3 million compared with $8.7 million in the first six months of 2010.

Capital Commitments

There were $7.5 million of capital commitments outstanding as of June 30, 2011 (December 31, 2010 - $43.7 million). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $0.9 million at June 30, 2011 (December 31, 2010 - $5.5 million).

OEH had agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $7.1 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, OEH paid $2.1 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been granted.  OEH has provided $4.2 million for the expected remaining liability for this contingency.

Indebtedness

At June 30, 2011, OEH had $612.0 million of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is repayable over periods of 1 to 22 years with a weighted average interest rate of 4.76%.   See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable entities at June 30, 2011 comprised  $91.4 million, including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 53% of the outstanding principal was drawn in European euros and the balance primarily in US dollars.  At June 30, 2011, 42% of borrowings of OEH were in floating interest rates.

Liquidity

During the six months ending December 31, 2011, OEH will have approximately $54.9 million of scheduled debt repayments including capital lease payments. However, $28.0 million of this amount relates to revolving credit facilities which, provided OEH complies with the terms of the facilities, are available for redrawing.

Additionally, OEH’s capital commitments at June 30, 2011 amounted to $7.5 million.  OEH expects to incur costs of a further $2.0 million to complete its Porto Cupecoy development, funded by sales proceeds as units are transferred to purchasers.

As previously reported, in November 2007, OEH entered into purchase and development agreements with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to build a mixed use hotel, library and residential development.  As reported in Note 6 to the Financial Statements, in March 2011, OEH assigned its agreements with the Library to a third-party developer and received gross proceeds of $25.5 million.  The assignee has assumed the remaining obligations of OEH under the Library agreements.  As part of this assignment, OEH entered into a put and call option agreement with the assignee (see Note 6).

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

At June 30, 2011, two unconsolidated joint venture companies were out of compliance with their loan facilities as follows:

•                  the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at June 30, 2011 with financial covenants in a loan facility of the joint venture amounting to $23.3 million.  Discussions with the banks are ongoing.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture; and

•                  Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance with the debt-service-coverage ratio in its first mortgage loan facility amounting to $99.3 million.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they have provided separate partial guarantees of $10.9 million each while discussions continue how to bring the hotel permanently into compliance.  The lender has provided a temporary waiver of compliance with the ratio. See Note 5.

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

Recent Accounting Pronouncements

As of June 30, 2011, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, accounting and disclosure requirements for transfers of financial assets and for revenue recognition multiple-deliverable revenue arrangements, as reported in Note 1 to the Financial Statements.

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

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective in fiscal years and interim periods beginning after December 15, 2011. OEH is still evaluating the impact that adoption of this guidance will have on its financial statements.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements under US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements under both US GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update may change the application of the requirements of fair value measurement. This guidance will become effective for interim and annual periods beginning after December 15, 2011. OEH is still evaluating the impact that adoption of this guidance will have on its financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on US dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.7 million on an annual basis based on borrowings at June 30, 2011.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the US dollar.  At June 30, 2011, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the US dollar would decrease OEH’s net earnings by approximately $2.6 million consisting of Russian ruble $1.2 million, Mexican peso $0.5 million and Thai baht $0.9 million.

ITEM 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2011 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Martin O’Grady
Vice President - Finance and Chief Financial Officer
(Principal Accounting Officer)

Dated: August 8, 2011

EXHIBIT INDEX

3.1    -    Memorandum of Association and Certificate of Incorporation of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K/A Current Report on June 15, 2011 and incorporated herein by reference.

3.2    -     Bye-Laws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K Current Report on June 15, 2007 and incorporated herein by reference.

3.3    -     Rights Agreement dated as of June 1, 2000, and amended and restated as of April 12, 2007, between the Company and Computershare Trust Company, N.A., as rights agent, filed as Exhibit 1 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A dated April 23, 2007, for the Company’s preferred share purchase rights, and incorporated herein by reference.

3.4    -     Amendment No. 1 dated December 10, 2007 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on December 10, 2007 and incorporated herein by reference.

3.5    -     Amendment No. 2 dated May 27, 2010 to amended and restated Rights Agreement (Exhibit 3.3), filed as Exhibit 4.2 to the Company’s Form 8-K Current Report on May 27, 2010 and incorporated herein by reference.

31    -     Rule 13a-14(a)/15d-14(a) Certifications.

32    -     Section 1350 Certification.

101  -     Interactive Data File.