Form 10-Q
period 2011-09-30
ORIENT EXPRESS HOTELS LTD
filed 2011-11-08
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 1, 2011, 102,612,257 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2011	Restated (1) December 31, 2010
	$’000	$’000
Assets
Cash and cash equivalents	119,013	150,391
Restricted cash	13,995	8,429
Accounts receivable, net of allowances of $482 and $474	45,669	51,405
Due from unconsolidated companies	31,831	19,643
Prepaid expenses and other	25,193	23,663
Inventories	46,757	44,245
Assets of discontinued operations held for sale	18,067	32,844
Real estate assets	37,663	68,111

Total current assets	338,188	398,731

Property, plant and equipment, net of accumulated depreciation of $301,354 and $277,244	1,205,343	1,268,837
Property, plant and equipment of consolidated variable interest entities	186,969	188,502
Investments in unconsolidated companies	59,074	60,428
Goodwill	176,308	177,498
Other intangible assets	19,823	20,007
Other assets	19,953	23,711

	2,005,658	2,137,714

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited) (continued)

	September 30, 2011	Restated (1) December 31, 2010
	$’000	$’000
Liabilities and Equity
Working capital facilities	175	1,174
Accounts payable	31,414	25,448
Accrued liabilities	82,791	71,554
Deferred revenue	42,728	28,963
Liabilities of discontinued operations held for sale	1,808	2,792
Current portion of long-term debt and obligations under capital leases	66,662	124,805
Current portion of long-term debt of consolidated variable interest entities	1,766	1,775

Total current liabilities	227,344	256,511

Long-term debt and obligations under capital leases	505,095	511,336
Long-term debt of consolidated variable interest entities	89,208	90,529
Liability for pension benefit	5,581	5,617
Other liabilities	25,574	30,095
Deferred income taxes	95,687	106,702
Deferred income taxes of consolidated variable interest entities	61,835	61,835
Liability for uncertain tax positions	5,723	8,194

	1,016,047	1,070,819

Commitments and contingencies

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,611,753 (2010 - 102,373,241)	1,026	1,023
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2010 - 18,044,478)	181	181
Additional paid-in capital	973,391	968,492
Retained earnings	74,369	134,043
Accumulated other comprehensive loss	(61,239)	(38,585)
Less: reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)

Total shareholders’ equity	987,547	1,064,973
Non-controlling interests	2,064	1,922

Total equity	989,611	1,066,895

	2,005,658	2,137,714

(1) Opening retained earnings and deferred income taxes as at January 1, 2010 have been restated.  See Note 21.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended September 30,	2011	2010
	$’000	$’000

Revenue	183,858	179,732

Expenses:
Depreciation and amortization	11,968	11,685
Cost of services	86,461	99,859
Selling, general and administrative	60,256	48,428
Impairment of real estate assets, goodwill and property, plant and equipment	64,787	30,511

Total expenses	223,472	190,483

Loss on disposal of property, plant and equipment	(18)	—

Losses from operations	(39,632)	(10,751)

Interest expense, net	(12,951)	(8,028)
Foreign currency, net	(4,768)	3,200

Net finance costs	(17,719)	(4,828)

Losses before provision for income taxes and earnings from unconsolidated companies, net of tax	(57,351)	(15,579)

Benefit from/(provision for) income taxes	5,796	(8,762)

Losses before earnings from unconsolidated companies	(51,555)	(24,341)

Earnings from unconsolidated companies, net of tax of $985 and $538	2,229	1,117

Net losses from continuing operations	(49,326)	(23,224)

(Losses)/earnings from discontinued operations, net of tax provision/(benefit) of $795 and $(1,684)	(741)	749

Net losses	(50,067)	(22,475)

Net losses attributable to non-controlling interests	146	23

Net losses attributable to Orient-Express Hotels Ltd	(49,921)	(22,452)

	$	$

Basic net (losses)/earnings per share:

Net losses from continuing operations	(0.48)	(0.26)
Net (losses)/earnings from discontinued operations	(0.01)	0.01

Basic net losses per share	(0.49)	(0.25)

Diluted net (losses)/earnings per share:

Net losses from continuing operations	(0.48)	(0.26)
Net (losses)/earnings from discontinued operations	(0.01)	0.01

Diluted net losses per share	(0.49)	(0.25)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Nine months ended September 30,	2011	2010
	$’000	$’000

Revenue	464,738	438,641

Expenses:
Depreciation and amortization	34,989	34,268
Cost of services	222,269	239,938
Selling, general and administrative	169,493	140,806
Impairment of real estate assets, goodwill and property, plant and equipment	64,787	30,511

Total expenses	491,538	445,523

Gain on disposal of property, plant and equipment	502	—

Losses from operations	(26,298)	(6,882)

Interest expense, net	(33,576)	(22,138)
Foreign currency, net	(2,629)	2,982

Net finance costs	(36,205)	(19,156)

Losses before provision for income taxes and earnings from unconsolidated companies, net of tax	(62,503)	(26,038)

Benefit from/(provision for) income taxes	1,182	(15,967)

Losses before earnings from unconsolidated companies	(61,321)	(42,005)

Earnings from unconsolidated companies, net of tax of $1,422 and $1,100	3,225	2,423

Net losses from continuing operations	(58,096)	(39,582)

(Losses)/earnings from discontinued operations, net of tax provision/(benefit) of $795 and $(1,684)	(1,430)	3,486

Net losses	(59,526)	(36,096)

Net earnings attributable to non-controlling interests	(148)	(184)

Net losses attributable to Orient-Express Hotels Ltd	(59,674)	(36,280)

	$	$

Basic net (losses)/earnings per share:

Net losses from continuing operations	(0.57)	(0.44)
Net (losses)/earnings from discontinued operations	(0.01)	0.04

Basic net losses per share	(0.58)	(0.40)

Diluted net (losses)/earnings per share:

Net losses from continuing operations	(0.57)	(0.44)
Net (losses)/earnings from discontinued operations	(0.01)	0.04

Diluted net losses per share	(0.58)	(0.40)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Nine months ended September 30,	2011	2010
	$’000	$’000
Cash flows from operating activities:
Net losses	(59,526)	(36,096)
Less: (Losses)/earnings from discontinued operations, net of tax	(1,430)	3,486
Net losses from continuing operations	(58,096)	(39,582)

Adjustment to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	34,989	34,268
Amortization of finance costs	5,822	2,406
Impairment of real estate assets, goodwill and property, plant and equipment	64,787	30,511
Undistributed earnings of unconsolidated companies	(4,647)	(3,523)
Share-based compensation	4,796	4,561
Change in deferred income tax	(9,792)	2,489
Gain/(loss) from disposal of property, plant and equipment	502	(19)
(Decrease)/increase in provision for uncertain tax positions	(2,471)	716
Other non-cash items	2,155	712
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(7,686)	(8,308)
Increase in due from unconsolidated companies	(15,588)	(285)
Increase in inventories	(3,461)	(446)
Decrease in real estate assets	5,802	15,238
Increase in payables, accrued liabilities, and deferred revenue	40,683	18,994
Dividends received from unconsolidated companies	—	1,993

Net cash provided by operating activities from continuing operations	57,795	59,725
Net cash provided by/(used) in operating activities from discontinued operations	429	(4,510)

Net cash provided by operating activities	58,224	55,215

Cash flows from investing activities:
Capital expenditures	(43,677)	(43,276)
Acquisitions and investments, net of cash acquired	(2,539)	(46,285)
Increase in restricted cash	(7,124)	(3,842)
Decrease in restricted cash	1,558	9,796
Proceeds from sale of property, plant and equipment	37,638	22,554

Net cash used in investing activities from continuing operations	(14,144)	(61,053)
Net cash used in investing activities from discontinued operations	—	(164)

Net cash used in investing activities	(14,144)	(61,217)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Nine months ended September 30,	2011	2010
	$’000	$’000
Cash flows from financing activities:
Proceeds from working capital facilities	—	335
Payments on working capital facilities	(911)	(6,666)
Issuance of common shares	—	138,000
Issuance costs of common shares	(157)	(7,225)
Stock options exercised	—	—
Issuance of long-term debt, net of issuance costs	120,016	8,514
Principal payments under long-term debt	(191,949)	(60,634)

Net cash (used in)/provided by financing activities from continuing operations	(73,001)	72,324
Net cash used in financing activities from discontinued operations	—	(6,757)

Net cash (used in)/provided by financing activities	(73,001)	65,567

Effect of exchange rate changes on cash and cash equivalents	(2,372)	(806)

Net (decrease)/increase in cash and cash equivalents	(31,293)	58,759

Cash and cash equivalents at beginning of year (includes $438 (2011), $818 (2010) of discontinued operations cash)	150,829	72,969

Cash and cash equivalents at end of period (includes $523 (2011), $116 (2010) of discontinued operations cash)	119,536	131,728

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value	Class A common shares at par value	Class B common shares at par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/ (loss)	Common shares held by a subsidiary	Total comprehensive income/ (loss)	Non- controlling interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2010 (as restated)(1)	—	769	181	714,980	196,802	(39,814)	(181)		1,769	874,506
Issuance of class A common shares in public offering, net of issuance costs	—	138	—	130,637	—	—	—		—	130,775
Share based compensation	—	—	—	4,434	—	—	—		—	4,434
Share options exercised	—	1	—	—	—	—	—		—	1
Comprehensive loss:
Net losses on common shares	—	—	—	—	(36,280)	—	—	(36,280)	184	(36,096)
Other comprehensive losses	—	—	—	—	—	(2,047)	—	(2,047)	(1)	(2,048)
								(38,327)
Balance, September 30, 2010 (as restated)(1)	—	908	181	850,051	160,522	(41,861)	(181)		1,952	971,572

Balance, January 1, 2011 (as restated)(1)	—	1,023	181	968,492	134,043	(38,585)	(181)		1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—		—	(157)
Share based compensation	—	—	—	5,056	—	—	—		—	5,056
Share options exercised	—	3	—	—	—	—	—		—	3
Comprehensive loss:
Net losses on common shares	—	—	—	—	(59,674)	—	—	(59,674)	148	(59,526)
Other comprehensive losses	—	—	—	—	—	(22,654)	—	(22,654)	(6)	(22,660)
								(82,328)
Balance, September 30, 2011	—	1,026	181	973,391	74,369	(61,239)	(181)		2,064	989,611

(1) Opening retained earnings and deferred income taxes as at January 1, 2010 have been restated.  See Note 21.

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

a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles (“US GAAP”) for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in these condensed consolidated statements.

Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  See Note 1 to the consolidated financial statements in the 2010 Form 10-K for additional information regarding significant accounting policies.

For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis to its ordinary income. The Company’s estimated annual effective tax rate excludes significant, unusual or infrequently occurring items, jurisdictions for which a reliable estimate cannot be made or where the estimated benefit of losses cannot be recognized, and certain other items excluded pursuant to the US GAAP authoritative guidance.  The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for the changes made to ASC-codified items as described below.

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on the Company’s financial statement disclosures. See Note 20

Effective January 1, 2011, the Company has adopted guidance issued by the FASB in October 2009 that amends the accounting for revenue recognition on multiple-deliverable revenue arrangements. Specifically, the guidance addresses the unit of accounting for arrangements involving multiple deliverables. It also addresses how arrangement consideration should be allocated to the separate units of accounting, when applicable. The adoption of the provisions of this amendment is required for fiscal years beginning on or after June 15, 2010 and did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of the provisions of this ASU required for any impairment tests performed in periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s consolidated financial statements when the test is performed.

Recent accounting pronouncements

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective in fiscal years and interim periods beginning after December 15, 2011. The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements.  The amendments in this update result in a convergence in the fair value measurement and disclosure requirements under US GAAP with those required under International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update may change the application of the requirements of fair value measurements.  This guidance will become effective for interim and annual reporting periods beginning after December 15, 2011.  The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

(b) Net earnings/(losses) per share

The number of shares used in computing basic and diluted earnings/(losses) per share was as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	‘000	‘000	‘000	‘000

Basic	102,604	90,844	102,502	89,333
Effect of dilution	—	—	—	—

Diluted	102,604	90,844	102,502	89,333

For the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in these periods and the effect of their inclusion would be anti-dilutive.

The average number of share options and share-based awards excluded from the weighted average shares outstanding was as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Share options	2,637,891	2,294,000	2,783,095	2,036,361
Share-based awards	702,818	663,932	700,471	556,750

	3,340,709	2,957,932	3,483,566	2,593,111

The number of share options and share-based awards was 3,228,785 at September 30, 2011 (2010 - 2,928,720).

2.         Discontinued operations

At January 1, 2010, Bora Bora Lagoon Resort, Lilianfels Blue Mountains hotel and La Cabana restaurant had been classified as held for sale. During the year ended December 31, 2010, OEH sold La Cabana and Lilianfels Blue Mountains, and classified Hôtel de la Cité and the Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. as held for sale. During the nine months ended September 30, 2011, Hôtel de la Cité was sold and the Internet-based companies were transferred back to continuing operations, leaving Bora Bora Lagoon Resort as the only property held for sale and included within discontinued operations as at September 30, 2011.

(a)          Hôtel de la Cité

On August 1, 2011, OEH completed the sale of the property and operations of Hôtel de la Cité in Carcassonne, France for a cash consideration of €9,000,000 ($12,933,000). The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $2,182,000 (including a $3,018,000 transfer of foreign currency translation gain from other comprehensive income), which is reported within earnings from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale:

August 1, 2011
$’000
Property, plant and equipment, net	13,147
Net working capital surplus	266

Net assets	13,413
Transfer of foreign currency translation gain	(3,018)

10,395
Consideration:
Cash	12,933
Less: Costs to sell	(356)

12,577

Gain on sale	2,182

Results of discontinued operations of Hôtel de la Cité were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$‘000	$‘000	$‘000	$‘000

Revenue	1,238	2,682	3,782	5,015

Earnings/(loss) before provision for income taxes, gain on sale and impairment	193	584	(303)	(39)
Impairment	—	(5,989)	—	(5,989)
Gain on sale	2,182	—	2,182	—

Earnings/(loss) before provision for income taxes	2,375	(5,405)	1,879	(6,028)
(Provision for)/ benefit from income taxes	(795)	1,684	(795)	1,684

Earnings/(loss) from discontinued operations, net of tax	1,580	(3,721)	1,084	(4,344)

In the three and nine months ended September 30, 2010, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $5,989,000 in respect of Hôtel de la Cité. The carrying values of the assets were written down to the fair value to reflect the level of offers being received at that time for the purchase of the hotel.

(b)         Assets held for sale: Bora Bora Lagoon Resort

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort, which is included in the hotels and restaurants segment. The property sustained damage as a result of a cyclone in February 2010 and is currently closed.  The property continues to be actively marketed and is saleable in its current condition as land for future development. OEH engaged additional selling agents who are appropriately incentivized to sell the property within one year, which OEH expects to achieve, and is currently in discussions with interested parties.

Bora Bora Lagoon Resort has been classified as held for sale and its results have been presented as discontinued operations for all periods presented.

Summarized operating results of the hotel held for sale at September 30, 2011 and the hotels and restaurants held for sale at September 30, 2010 are as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$‘000	$‘000	$‘000	$‘000

Revenue	—	—	—	992

(Losses)/earnings before provision for income taxes, (impairment)/impairment reversal and gain on sale	(171)	2,358	(364)	(476)
(Impairment)/ impairment reversal	(2,150)	1,550	(2,150)	1,550
Gain on sale	—	562	—	6,756

(Losses)/earnings before provision for income taxes	(2,321)	4,470	(2,514)	7,830
Provision for income taxes	—	—	—	—

Net (losses)/earnings from discontinued operations	(2,321)	4,470	(2,514)	7,830

In the three and nine months ended September 30, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $2,150,000 in respect of Bora Bora Lagoon Resort. The carrying values of the assets were written down to the fair value to reflect the level of offers received for the purchase of the hotel. In the three and nine months ended September 30, 2010, the assets of Bora Bora Lagoon Resort were increased to their fair value, resulting in a gain of $1,550,000 from foreign currency fluctuations, which were included in earnings/(losses) from discontinued operations for the period.

For the three months ended September 30, 2010, a gain on sale of $562,000 was recorded on the disposal of Lilianfels Blue Mountains. For the nine months ended September 30, 2010, a gain of $7,183,000 (including a $7,292,000 transfer of foreign currency translation gain from other comprehensive income) was recorded on the disposal of Lilianfels Blue Mountains and a loss of $427,000 was recorded on the disposal of La Cabana. These gains and the loss are reported within earnings/(losses) from discontinued operations, net of tax.

Assets and liabilities classified as held for sale at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	$’000	$’000

Current assets	1,086	4,499
Other assets	—	9
Property, plant and equipment, net of depreciation	16,981	28,336

Total assets held for sale	18,067	32,844

Liabilities held for sale	(1,808)	(2,792)

Assets and liabilities of Bora Bora Lagoon Resort are subject to foreign currency movements which result in corresponding and offsetting amounts within the currency translation adjustments account.

The current assets balance at September 30, 2011 includes residual assets of Hôtel de la Cité, which was sold in August 2011. Prior year comparatives include balances of Hôtel de la Cité and residual current assets of Windsor Court hotel, which was sold in October 2009.

(c)          Internet-based companies: O.E. Interactive Ltd. and Luxurytravel.com UK Ltd.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on a purchase offer from a third party.  However, the sale agreement has not been completed, and a lease transaction (with a purchase option) has been entered into instead. Therefore, these companies were transferred back to continuing operations as they no longer meet the criteria for held for sale treatment.  Results previously classified within discontinued operations have been transferred back into continuing operations for all periods presented.

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

Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that it is the primary beneficiary of this VIE because OEH is expected to absorb a majority of the entity’s residual gains or losses based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
	$’000	$’000

Current assets	9,380	5,897
Property, plant and equipment	186,969	188,502
Goodwill	40,395	40,395
Other assets	2,456	2,823

Total assets	239,200	237,617

Current liabilities	(21,612)	(17,827)
Third-party debt, including $1,766 and $1,775 current portion	(90,974)	(92,304)
Deferred income taxes	(61,835)	(61,835)

Total liabilities	(174,421)	(171,966)

Net assets (before amounts payable to OEH of $93,196 and $94,141)	64,779	65,651

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet.

4.             Acquisitions

No new acquisitions occurred during the three and nine months ended September 30, 2011.

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

OEH has agreed to pay the vendor up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) (determined using an income approach) based on an analysis of the likelihood of the conditions for payment being met.  In February 2011, OEH paid the vendor €1,500,000 (equivalent to $2,062,000 at February 28, 2011) of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea had been granted.

The following table presents information for Grand Hotel Timeo and Villa Sant’Andrea included in OEH’s consolidated statements of operations from the acquisition date (January 22, 2010) for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	$’000	$’000

Revenues	6,640	8,886
Loss from continuing operations	(81)	(2,623)

As the acquisition of the Grand Hotel Timeo and Villa Sant’Andrea occurred on January 22, 2010, the pro forma results of operations for the three and nine months ended September 30, 2010, assuming acquisition of these hotels had taken place at the beginning of 2010, would not differ significantly from actual reported results.

(b)          Land at La Samanna

In the nine months ended September 30, 2010, OEH purchased land adjacent to its hotel at La Samanna in St. Martin from a third party. The consideration paid to the seller was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development.  Presented below is a summary of the transaction.

Nine months ended September 30,	2011	2010
	$’000	$’000

Non-cash value of assets exchanged	—	2,932
Cash paid	—	1,641

Assumed basis for land received	—	4,573

5.             Real estate impairment

Real estate assets at September 30, 2011 and 2010 included condominiums and marina slips remaining to be sold at Porto Cupecoy on the Dutch side of St. Martin. OEH records impairment charges against the carrying value of real estate assets if the carrying value exceeds the fair value less costs to sell.  During the third quarter of 2011, OEH determined that the fair value less costs to sell of real estate assets was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $36,869,000 (2010 - $24,616,000) (computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums and marina slips already completed). This impairment charge resulted primarily from changes in the estimates of price and pace of future sales as a result of current market conditions. Additionally as part of an overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1,677,000 were written down to a fair value of $Nil. See Note 7.

The total impairment charge of $38,546,000 relates to the real estate and property development segment, and is reported within impairment of real estate assets, goodwill and property, plant and equipment in the statement of condensed consolidated operations.

The determination of impairment incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows, future sales prices and the related discount rate. However, these assumptions and uncertainties are, by their very nature, highly judgmental.  If the assumptions are not met, OEH may be required to recognize additional impairment losses.

6.             Investments in unconsolidated companies

Investments represent equity interests of 50% or less in which OEH exerts significant influence but does not consolidate.  OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the rail and hotel joint venture operations in Peru, the Hotel Ritz, Madrid and Eastern and Oriental Express Ltd.

Summarized financial data for OEH’s unconsolidated companies are as follows:

	September 30, 2011	December 31, 2010
	$’000	$’000

Current assets	52,286	52,908
Property, plant and equipment, net	347,279	342,207
Other assets	4,670	4,695

Total assets	404,235	399,810

Current liabilities	155,004	165,416
Long-term debt	37,578	33,099
Other liabilities	105,619	91,123

Total shareholders’ equity	106,034	110,172

Total liabilities and shareholders’ equity	404,235	399,810

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$‘000	$‘000	$‘000	$‘000

Revenue	38,527	32,689	102,983	79,424

Earnings from operations before net finance costs	9,501	6,673	18,131	16,029

Net earnings	4,244	3,123	5,749	5,872

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

The Company has guaranteed, through 2016, $9,405,000 of the debt obligations of the rail joint venture in Peru and, contingently guaranteed through 2016, $12,350,000 of its debt obligations. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $4,932,000 through April 2012.  The Company has contingently guaranteed, through 2016, $12,330,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $8,370,000 of its debt obligations.  The contingent guarantees may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the Peru hotel joint venture at September 30, 2011 totaling $20,700,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with the debt service coverage ratio covenants in its loan facilities. It is expected that these loans will be refinanced before December 31, 2011.

Long-term debt obligations of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, at September 30, 2011 totaling $91,909,000 have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio in its first mortgage loan facility. Discussions with the lender to bring the hotel into compliance are continuing.  OEH and its joint venture partner have each guaranteed $10,063,000 of the debt obligations and $146,000 of a working capital loan facility of Hotel Ritz, Madrid..

The Company has also guaranteed, through 2011, a $3,000,000 working capital facility to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment.

7.             Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2011	December 31, 2010
	$’000	$’000

Land and buildings	1,090,845	1,138,139
Machinery and equipment	197,614	191,664
Fixtures, fittings and office equipment	200,101	197,112
River cruise ship and canal boats	18,137	19,166

	1,506,697	1,546,081
Less: accumulated depreciation	(301,354)	(277,244)

	1,205,343	1,268,837

The major classes of assets under capital leases included above are as follows:

	September 30, 2011	December 31, 2010
	$’000	$’000

Freehold and leased land and buildings	4,412	4,614
Machinery and equipment	943	940
Fixtures, fittings and office equipment	430	446

	5,785	6,000
Less: accumulated depreciation	(1,539)	(1,492)

	4,246	4,508

The depreciation charge on property, plant and equipment was $11,732,000 for the three months ended September 30, 2011 (2010 - $11,469,000).  The depreciation charge on property, plant and equipment was $34,613,000 for the nine months ended September 30, 2011 (2010 - $33,819,000).

During the three months ended September 30, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $23,934,000 in respect of Keswick Hall, Viriginia, USA.  The carrying value was written down to the hotel’s fair value.

Also during the three months ended September 30, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $2,308,000 in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

As part of the overall impairment charge at Porto Cupecoy during the three months ended September 30, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $1,677,000 in respect of this property development. See Note 5

As of September 30, 2011, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $186,969,000 (December 31, 2010 - $188,502,000) is separately disclosed on the balance sheet. See Note 3.

For the three and nine months ended September 30, 2011, OEH capitalized interest in the amount of $Nil. For the year ended December 31, 2010, capitalized interest amounted to $3,130,000. All amounts capitalized were recorded in property, plant and equipment.

New York hotel project

On March 18, 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2,000,000 contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25,500,000. This transaction resulted in a gain, net of costs, of $502,000 in the nine months ended September 30, 2011.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the period.

As part of this assignment, OEH entered into an option agreement which grants the Assignee a “call” option originally expiring July 19, 2011 to acquire 45,000 square feet of the approximately 52,000 square feet of excess development rights held by ‘21’ Club at a price to the Assignee of $13,500,000 and, alternatively, a “put” option expiring the same date to sell to OEH the excess development rights (approximately 65,000 square feet) of the Donnell branch site at a price to OEH of $16,000,000.  The option agreement expiration date has been extended several times, most recently to November 11, 2011.  The extensions include a further call option on approximately 4,800 additional square feet of development rights at a price to the Assignee of $2,850,000.  The closing date of the call options would be not later than December 31, 2011, and the closing date of the put option would be up to one year after its exercise and OEH may elect to defer payment to the Assignee up to 24 months after the closing date.  The parties anticipate that the Assignee will exercise its call options totaling $16,350,000 on the ‘21’ Club rights, but that purchase depends on negotiations with a third party not involving OEH.  If the call options are exercised, a portion of the proceeds would be used to repay in part the existing loan facility secured by ‘21’ Club, and any gain realized by OEH is expected to be taxable in the US.

8.             Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	Hotels and restaurants	Trains and cruises	Total
	$’000	$’000	$’000

Balance as of January 1, 2011	169,610	7,888	177,498
Foreign currency translation adjustment	(1,173)	(17)	(1,190)

Balance as at September 30, 2011	168,437	7,871	176,308

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

There were no triggering events in the nine months ended September 30, 2011 that would have required OEH to assess the carrying value of goodwill.

9.         Other intangible assets

	Nine months ended September 30, 2011
	Favorable lease assets	Internet sites	Tradenames	Total
	$’000	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2011	13,503	1,630	7,100	22,233
Foreign currency translation adjustment	223	(11)	—	212

Balance as at September 30, 2011	13,726	1,619	7,100	22,445

Accumulated amortization:
Balance as of January 1, 2011	1,616	610	—	2,226
Charge for the year	277	99	—	376
Foreign currency translation adjustment	25	(5)	—	20

Balance as at September 30, 2011	1,918	704	—	2,622

Net book value:
As at December 31, 2010	11,887	1,020	7,100	20,007

As at September 30, 2011	11,808	915	7,100	19,823

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Tradenames have an indefinite life and therefore are not amortized.

Amortization expense for the three months ended September 30, 2011 was $236,000 (2010 - $216,000).  Amortization expense for the nine months ended September 30, 2011 was $376,000 (2010 - $449,000).  Estimated amortization expense for each of the years ended December 31, 2012 to December 31, 2016 is $501,000.

10.          Long-term debt and obligations under capital lease

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 22 years, with a weighted average interest rate of 4.30% and 4.61%, respectively	566,630	630,952
Obligations under capital lease	5,127	5,189

	571,757	636,141
Less: current portion	66,662	124,805

	505,095	511,336

Of the current portion of long-term debt, $Nil (December 31, 2010 - $28,000,000) related to revolving credit facilities which, although falling due within 12 months, are available for re-borrowing throughout the period of the loan facilities which are repayable in 2012.

During the three months ended September 30, 2011, a loan facility totaling $100,000,000 (of which $88,000,000 was drawn) was refinanced with a new loan of $115,000,000.  The new loan has two tranches, one of $100,000,000 which was used to repay the previous debt, and the second tranche of $15,000,000 which will be used to fund the renovations planned for 2012 at the Copacabana Palace Hotel.  The loan matures in three years and has an interest rate of LIBOR plus 3.15% per annum.  Approximately 70% of the loan has been swapped from LIBOR to a fixed rate of 0.81%.

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

At September 30, 2011, two unconsolidated joint venture companies were out of compliance with certain financial covenants in their loan facilities. See Note 6.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2011:

Year ending December 31,	$’000

2012	11,913
2013	151,800
2014	128,093
2015	182,557
2016	2,408
2017 and thereafter	28,324

505,095

The debt of Charleston Center LLC, a consolidated VIE, of $90,974,000 (December 31, 2010 - $92,304,000) is non-recourse to OEH and separately disclosed on the balance sheet.  The debt was entered into in October 2010 and has a maturity of three years, with two one-year extensions. See Note 3.

11.       Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2011	December 31, 2010
	$’000	$’000

Deferred income on guarantees of bank loans to hotel joint venture in Peru (see Note 6)	452	932
Interest rate swaps (see Note 20)	7,147	9,768
Long-term accrued interest at Charleston Place Hotel	13,990	13,540
Cash-settled stock appreciation rights plan	94	354
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see Note 4)	3,891	5,501

	25,574	30,095

12.       Income taxes

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Provision for income taxes	(5,796)	8,762	(1,182)	15,967

The Company is incorporated in Bermuda, which does not impose an income tax.  OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rates imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year-end.  As described in Note 1, OEH forecasts its effective tax rate for the year and that rate is applied to interim results.  Other items, however, are computed individually and recognized when the items occur.  The significant components of these other items which cause variations in OEH’s customary relationship between income tax expense and pre-tax income for the three and nine months ended September 30,2011 include the following:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000
Increase in the beginning-of-the year balance of valuation allowances	—	—	—	3,827

Exchange rate movements on deferred tax	(4,207)	1,308	(2,867)	853

Deferred tax on derivatives	148	40	191	(351)

Changes in uncertain tax positions	(790)	46	(1,394)	336

Changes in interest and penalties	76	62	(1,076)	380

The changes in valuation allowances are due to changes in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions.

OEH recognized a tax benefit of $2,471,000 related to the release of certain prior year uncertain tax positions and related interest and penalties in the nine months ended September 30, 2011 as a discrete item in the period.

13.       Pensions

Components of net periodic pension benefit cost were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	237	269	831	797
Expected return on assets	(225)	(199)	(788)	(590)
Net amortization and deferrals	136	168	476	497

Net periodic benefit cost	148	238	519	704

As of September 30, 2011, $1,401,000 of contributions had been made during 2011.  OEH anticipates contributing an additional $470,000 to fund its defined benefit pension plan in 2011 for a total of $1,871,000.

14.       Supplemental cash flow information

Nine months ended September 30,	2011	2010
	$’000	$’000

Cash paid for:
Interest	28,887	21,947

Income taxes	12,780	11,524

In conjunction with acquisitions, liabilities were assumed as follows:

Nine months ended September 30,	2011	2010
	$’000	$’000

Fair value of assets acquired	—	115,048
Cash paid	—	(53,394)

Liabilities assumed	—	(61,654)

The purchase price, net of contingent consideration, of the two hotels in Sicily acquired in the nine months ended September 30, 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.  See Note 4.

OEH entered into a non-cash transaction to purchase land adjacent to its hotel at La Samanna in St. Martin from a third party during the nine months ended September 30, 2010. See Note 4.

Restricted cash

	September 30, 2011	December 31, 2010
	$’000	$’000

Cash deposits required to be held with lending banks to support OEH’s payment of interest and principal	9,922	4,204
Collateral to support derivatives with negative mark-to-market position	—	1,558
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	2,498	1,960
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	1,575	707

	13,995	8,429

15.          Accumulated other comprehensive loss

The balances for each component of accumulated other comprehensive loss are as follows:

	September 30, 2011	December 31, 2010
	$’000	$’000

Foreign currency translation adjustments, net of tax of $Nil and $Nil	(45,224)	(20,034)
Derivative financial instruments, net of tax of $(531) and $112	(6,209)	(8,745)
Pension liability, net of tax of $1,517 and $1,517	(9,806)	(9,806)

	(61,239)	(38,585)

The components of comprehensive (loss)/income are as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Net losses	(49,921)	(22,452)	(59,674)	(36.280)

Foreign currency translation adjustments	(49,295)	30,789	(25,190)	(1,250)
Change in fair value of derivatives, net of tax of $(1,494) and $50 (three months) and $(643) and $190 (nine months)	(1,342)	305	2,536	(803)
Change in pension liability, net of tax of $Nil for all periods presented	—	—	—	6

Comprehensive (loss)/income	(100,558)	8,642	(82,328)	(38,327)

16.          Share-based compensation plans

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

No awards were issued in the three months ended September 30, 2011 or in the three months ended September 30, 2010.  The fair value of share-based compensation awards issued in the nine months ended September 30, 2011 was $5,784,000 (2010 - $4,878,000).

The weighted-average fair value of the stock options and share-based awards granted under the 2009 plan on the grant date was $Nil and $6.20 per share for the three and nine months ended September 30, 2011, respectively (2010 - $Nil and $5.46).

Estimated fair value of stock options on the grant date using the Black-Scholes option pricing model was based on the following assumptions:

Expected share price volatility	54.56%
Risk-free interest rate	1.40%
Expected annual dividends per share	$—
Expected life of stock options	5 years

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

The total compensation related to unvested awards outstanding at September 30, 2011, to be recognized over the period October 1, 2011 to September 30, 2014, was $10,005,000. OEH recognized equity compensation expense of $1,184,000 in the three months ended September 30, 2011 (2010 - $1,627,000). OEH recognized equity compensation expense of $4,796,000 in the nine months ended September 30, 2011 (2010 - $4,561,000).

Previously awarded SARS have been recorded as other liabilities with a fair value of $94,000 at September 30, 2011 (December 31, 2010 - $354,000). See Note 11.

17.       Fair values of financial instruments and non-financial assets

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

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of September 30, 2011 are as follows:

	September 30, 2011
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	119,013	119,013

Accounts receivable	45,669	45,669

Working capital facilities	175	175

Accounts payable	31,414	31,414

Accrued liabilities	42,728	42,728

Long-term debt, including current portion, excluding obligations under capital leases	566,630	526,500

Long-term debt, including current portion, held by a consolidated VIE	90,974	89,605

Non-financial assets fair value on a non-recurring basis

		Fair value measurements using
	Fair Value at September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total gains/ (losses) in the nine months ended September 30, 2011
	$’000	$’000	$’000	$’000	$’000

Assets of discontinued operations held for sale	2,850	—	—	2,850	(2,150)

Property, plant and equipment, net	32,000	—	—	32,000	(27,919)

Real estate assets	29,661	—	—	29,661	(36,869)

Assets of discontinued operations held for sale at Bora Bora Lagoon Resort were written down to its fair value of $2,850,000, resulting in a non-cash impairment charge of $2,150,000.  This write-down is included within losses from discontinued operations for the three and nine months ended September 30, 2011.  See Note 2.

Real estate assets held for sale at the Porto Cupecoy development were written down to their fair value (less costs to sell), resulting in a non-cash impairment charge of $36,869,000 which was included in losses from continuing operations for the three and nine months ended September 30, 2011. Additionally, as part of an overall impairment calculation, property, plant and equipment at Porto Cupecoy with a carrying value of $1,677,000 were written down to their fair value of $Nil. See Note 5.

Property, plant and equipment at Casa de Sierra Nevada with a carrying value of $14,308,000 were written down to fair value of $12,000,000, resulting in a non-cash impairment charge of $2,308,000.  Property, plant and equipment at Keswick Hall with a carrying value of $43,934,000 (including the value of land held for property development) were written down to fair value of $20,000,000, resulting in a non-cash impairment charge of $23,934,000. These write-downs were included in losses from continuing operations for the three and nine months ended September 30,2011. See Note 7..

18.          Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $6,520,000 at September 30, 2011 (December 31, 2010 - $43,658,000). Additionally, outstanding contracts for project-related costs at the Porto Cupecoy development were approximately $480,000 at September 30, 2011 (December 31, 2010 - $5,535,000).

OEH agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $6,709,000 at September 30, 2011) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, €1,500,000 (equivalent to $2,062,000 at February 28, 2011) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been obtained.  See Note 4.

‘21’ Club is a defendant in a putative class action lawsuit brought by private banqueting service staff seeking to recover alleged retained gratuities and overtime wages pursuant to New York State and US federal wage and hour laws. In August 2011, the parties agreed in principle to settle the case by OEH paying plaintiffs $2,000,000, which has been accrued. In September, the court preliminarily approved the settlement and scheduled a final fairness hearing in January 2012. Funding of the settlement will occur promptly after court approval. Additionally, OEH has accrued $500,000 in legal and tax costs associated with the lawsuit and settlement.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH in March 2010 with the balance of $9,833,000 being payable in instalments over five years with interest.  The remaining payments totaling $8,183,000 at September 30, 2011 have not been recognized by OEH because of the uncertainty of collectability.

See Note 7 regarding assignment of the purchase and development agreements between OEH and the New York Public Library, including put and call options which are part of the contractual provisions under that assignment.

19.          Information concerning financial reporting for segments and operations in different geographical areas

As reported in the Company’s 2010 Form 10-K annual report, OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development.  Segment performance is evaluated based upon segment net earnings from continuing operations before interest, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  OEH’s chief operating decision maker is the chief executive officer, overseen by the Company’s board of directors. Financial information regarding these business segments is as follows, with net finance costs appearing net of capitalized interest and interest and related income:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Revenue:
Hotels and restaurants
Owned hotels - Europe	89,045	72,449	180,409	140,076
- North America	24,391	23,256	84,836	79,810
- Rest of world	36,583	33,607	118,850	104,399
Hotel management/part ownership interests	1,324	1,209	4,082	2,982
Restaurants	2,518	2,412	9,956	9,320

	153,861	132,933	398,133	336,587
Tourist trains and cruises	26,122	21,777	57,539	45,924
Real estate	3,875	25,022	9,066	56,130

	183,858	179,732	464,738	438,641

Depreciation and amortization:
Hotels and restaurants
Owned hotels - Europe	4,782	4,631	14,118	13,842
- North America	2,595	2,952	7,813	8,816
- Rest of world	3,287	2,957	9,424	8,414
Restaurants	191	194	573	557

	10,855	10,734	31,928	31,629
Tourist trains and cruises	1,113	951	3,061	2,639

	11,968	11,685	34,989	34,268

Segment EBITDA:
Hotels and restaurants
Owned hotels - Europe	36,739	28,141	58,698	37,652
- North America	1,517	805	12,513	11,616
- Rest of world	5,560	6,175	22,024	23,572
Hotel management/part ownership interests	1,313	1,001	3,623	1,875
Restaurants	(1,832)	(377)	(2,093)	259

	43,297	35,745	94,765	74,974
Tourist trains and cruises	8,951	6,863	14,237	11,982
Real estate	(1,572)	(1,884)	(4,680)	(4,663)
Impairment	(64,787)	(30,511)	(64,787)	(30,511)
Central overheads	(10,321)	(7,624)	(26,699)	(20,873)
Gain on disposal	(18)	—	502	—

	(24,450)	2,589	13,338	30,909

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Segment EBITDA/earnings reconciliation:
Segment EBITDA	(24,450)	2,589	13,338	30,909
Less:
Depreciation and amortization	11,968	11,685	34,989	34,268
Interest expense, net	12,951	8,028	33,576	22,138
Foreign currency, net	4,768	(3,200)	2,629	(2,982)
(Benefit from)/provision for income taxes	(5,796)	8,762	(1,182)	15,967
Share of provision for income taxes of unconsolidated companies	985	538	1,422	1,100

Losses from continuing operations	(49,326)	(23,224)	(58,096)	(39,582)

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	280	(133)	293	(761)
Tourist trains and cruises	1,949	1,250	2,932	3,184

	2,229	1,117	3,225	2,423

Capital expenditure:
Hotels and restaurants
Owned hotels -Europe	2,138	551	13,936	17,537
- North America	4,180	3,822	10,764	9,880
- Rest of world	6,275	3,524	13,428	10,729
Restaurants	1,040	135	2,044	183

	13,633	8,032	40,172	38,329
Tourist trains and cruises	483	1,021	2,997	3,018
Real estate	20	90	508	1,929

	14,136	9,143	43,677	43,276

Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Revenue:
Europe	113,277	92,814	232,950	182,135
North America	30,784	50,690	103,858	145,260
Rest of world	39,797	36,228	127,930	111,246

	183,858	179,732	464,738	438,641

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

Derivative instruments are recorded on the balance sheet at fair value. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings. During the three and nine months ended September 30, 2011, these derivatives were used to hedge the variable cash flows associated with existing variable interest rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

At September 30, 2011 and December 31, 2010, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2011		December 31, 2010
	‘000		‘000
Interest Rate Derivatives
Interest Rate Swaps	A$	10,800	A$	11,100
Interest Rate Swaps		€149,154		€158,495
Interest Rate Swaps		$120,740		$154,728

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $48,301,000 at September 30, 2011 and $50,310,000 at December 31, 2010, both being liabilities of OEH.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance. At September 30, 2011, OEH had no interest rate swaps which did not meet hedge accounting requirements. At December 31, 2010, there was one interest rate swap with a notional amount of $8,327,000 that was not designated in a hedging relationship, which was cancelled in the three months ended September 30, 2011.  At September 30, 2011, OEH had interest rate options which were non-designated hedges with a notional amount of €43,875,000  ($58,868,000) and $55,160,000 (December 31, 2010 - €44,719,000 and $55,720,000).

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of September 30, 2011 and December 31, 2010.

	Balance Sheet Location	Fair Value as of September 30, 2011	Fair Value as of December 31, 2010
		$’000	$’000

Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	1,033
Interest Rate Swaps	Accrued liabilities	(3,946)	(6,061)
Interest Rate Swaps	Other liabilities	(7,147)	(9,114)

Total		(11,093)	(14,142)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	100	361
Interest Rate Swap	Accrued liabilities	—	(131)
Interest Rate Swap	Other liabilities	—	(654)

Total		100	(424)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations and the statements of changes in condensed consolidated total equity for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$’000	$’000	$’000	$’000

Interest rate swaps designated as hedging instruments:
Amount of loss recognized in OCI (effective portion)	(6,801)	(2,405)	(6,035)	(9,154)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	(3,965)	(2,513)	(7,928)	(7,714)

Deferred tax on OCI movement	(1,494)	50	(643)	190

Amount of loss recognized in interest expense on derivatives (ineffective portion)	(209)	(147)	(375)	(447)

Derivatives not designated as hedging instruments:
Amount of loss recognized in interest expense	479	(318)	524	(1,136)

At September 30, 2011, the amount recorded in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $3,178,000.

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

At September 30, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $11,093,000. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $11,730,000.

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

The tables below present a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

	Beginning balance at July 1, 2011	Transfers into/ (out of) Level 3	Realized losses included in earnings	Unrealized gains included in other comprehensive income	Purchases, sales, issuances or settlements	Ending balance at September 30, 2011
	$’000	$’000	$’000	$’000	$’000	$’000

Derivative financial instruments	215	(289)	37	—	37	—

Total liabilities	215	(289)	37	—	37	—

	Beginning balance at January 1, 2011	Transfers into/ (out of) Level 3	Realized losses included in earnings	Unrealized gains included in other comprehensive income	Purchases, sales, issuances or settlements	Ending balance at September 30, 2011
	$’000	$’000	$’000	$’000	$’000	$’000

Derivative financial instruments	(277)	(1,473)	305	1,140	305	—

Total liabilities	(277)	(1,461)	305	1,140	305	—

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

The amount of total losses for the three and nine months ended September 30, 2011 and 2010 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil in all periods.

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	100	—	100

Liabilities at fair value:
Derivative financial instruments	—	(11,093)	—	(11,093)

Net liabilities	—	(10,993)	—	(10,993)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1,394	—	1,394

Liabilities at fair value:
Derivative financial instruments	—	(15,683)	(277)	(15,960)

Net liabilities	—	(14,289)	(277)	(14,566)

The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.

21.       Adjustments to prior period amounts

Subsequent to the issuance of OEH’s consolidated financial statements for the year ended December 31, 2010, management determined that OEH’s non-current deferred income tax liabilities were understated by $5,972,000 due to a misstatement in computing the temporary difference between the tax and book value of its property, plant and equipment, resulting in a restatement of the following consolidated balance sheet accounts:

	December 31, 2010
	As previously reported	As restated	Adjustment
	$’000	$’000	$’000

Deferred income tax liabilities	100,730	106,702	5,972

Retained earnings	140,015	134,043	(5,972)

This prior period adjustment does not affect OEH’s net losses or losses per share for the year ended December 31, 2010.  The effect of correcting this misstatement has decreased retained earnings at January 1, 2010 and 2011 by $5,972,000, and has increased non-current deferred income tax liabilities by a corresponding amount at each date.  The restatement does not affect OEH’s net earnings/(losses) or cash flows in the three or nine months ended September 30, 2010 and the year ended to December 31, 2010.

22.       Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH is an equity method investor, and guarantees its $3,000,000 working capital facility.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at September 30, 2011 was $3,249,000 (December 31, 2010 - $1,126,000).

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned PeruRail and Ferrocaril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Note 6.  In the three months ended September 30, 2011, OEH earned management and guarantee fees of $2,103,000 (2010 - $1,725,000) which are recorded in revenue.  In the nine months ended September 30, 2011, OEH earned management and guarantee fees of $5,310,000 (2010 - $3,724,000) which are recorded in revenue. The amount due to OEH from its joint venture Peruvian operations at September 30, 2011 was $9,547,000 (December 31, 2010 - $2,826,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended September 30, 2011, OEH earned $293,000 (2010 - $228,000) in management fees, which are recorded in revenue, and $148,000 (2010 - $98,000) in interest income which is recorded in interest income.  For the nine months ended September 30, 2011, OEH earned $886,000 (2010 - $788,000) in management fees, which are recorded in revenue, and $398,000 (2010 - $269,000) in interest income which is recorded in interest income.  The amount due to OEH from the Hotel Ritz at September 30, 2011 was $19,035,000 (December 31, 2010 - $15,689,000).

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended September 30, 2011 and in Item 1—Business, Item 1A—Risk Factors, Item 3—Legal Proceedings, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2010 Form 10-K annual report.

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

Hotels during the three months ended September 30, 2011 consisted of 40 deluxe hotels (excluding Hôtel de la Cité which was sold on August 1, 2011), 35 of which were wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity.  Of the 35 owned hotels, two were purchased in 2010 and, as noted below, one was held for sale at September 30, 2011 and is accounted for as discontinued operations.  The other 34 owned hotels are referred to in this discussion as “owned hotels” of which 12 were located in Europe, seven in North America and 15 in the rest of the world.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The hotel held for sale at September 30, 2011, as previously reported, was Bora Bora Lagoon Resort in French Polynesia.  The results of this property have been reflected as discontinued operations for all periods presented.  Bora Bora Lagoon Resort continues to be actively marketed and is saleable in its current condition as land for future development.  OEH has engaged selling agents who are appropriately incentivized to sell the property during 2011, which OEH expects to achieve, and is currently in discussions with interested parties.

In the three and nine months ended September 30, 2011, OEH completed the sale of the assets of Hôtel de la Cité in August 2011 for cash consideration of €9.0 million ($12.9 million).

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

OEH’s active real estate projects are in St. Martin, French West Indies, Keswick, Virginia and Koh Sumai, Thailand.

Regarding OEH’s Porto Cupecoy development project, in the third quarter of 2010, OEH transferred marina and commercial units previously classified as held for use within property, plant and equipment into real estate assets held for sale. In the third quarters of 2011 and 2010, OEH determined that the fair value less costs to sell of real estate assets of Porto Cupecoy was less than the carrying value, which resulted in the recognition of non-cash impairment charges of $36.9 million (2010 - $24.6 million) (computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums and marina slips already completed).  These impairment charges resulted primarily from changes in future estimates of the price and pace of sales as a result of current market conditions. Additionally as part of an overall impairment calculation in the third quarter of 2011, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1.7 million were written down to a fair value of $Nil.

During the third quarter of 2011, OEH identified non-cash impairment charges to property, plant and equipment at two of its hotels, Keswick Hall and Casa de Sierra Nevada, in the respective amounts of $23.9 million and $2.3 million. The carrying value of the hotels’ property, plant and equipment was written down to fair value.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on a purchase offer from a third party.  As of June 30, 2011, however, the sale agreement had not been signed, and a lease transaction (with an option to purchase)  has now occurred instead. Therefore, these companies were transferred back to continuing operations in 2011 as they no longer meet the criteria for held for sale treatment, and their results were reclassified into continuing operations for all periods presented.

In March 2011, OEH assigned its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant.  The assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2.0 million contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25.5 million and a gain, net of costs, of $0.5 million in the nine months ended September 30, 2011.  As part of the assignment, OEH entered into put and call option agreements with the assignee relating to future development rights of the ‘21’ Club and Donnell sites. See Note 7 to the Financial Statements.

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010

OEH’s operating results for the three months ended September 30, 2011 and 2010, expressed as a percentage of revenue, were as follows:

Three months ended September 30,	2011	2010
	%	%

Revenue
Hotels and restaurants	84	74
Tourist trains and cruises	14	12
Real estate and property development	2	14
	100	100

Expenses
Depreciation and amortization	6	6
Cost of services	47	56
Selling, general and administrative	33	27
Impairment of real estate assets, goodwill and property, plant and equipment	35	17
Net finance costs	10	3

Losses before income taxes	(31)	(9)
Benefit from/(provision for) income taxes	3	(5)
Earnings from unconsolidated companies	1	1

Net losses from continuing operations	(27)	(13)
Losses from discontinued operations	—	—

Net losses	(27)	(13)

Segment EBITDA, defined as segment net earnings from continuing operations before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”) of OEH’s operations for the three months ended September 30, 2011 and 2010 is analyzed as follows (dollars in millions):

Three months ended September 30,	2011	2010
	$	$

Segment EBITDA:
Hotels and restaurants
Owned hotels - Europe	36.7	28.1
- North America	1.5	0.8
- Rest of world	5.6	6.2
Hotel management and part-ownership interests	1.3	1.0
Restaurants	(1.8)	(0.4)

	43.3	35.7
Tourist trains and cruises	9.0	6.9
Real estate and property development	(1.6)	(1.9)
Central overheads	(10.3)	(7.6)
Impairment of real estate assets, goodwill and property, plant and equipment	(64.8)	(30.5)

	(24.4)	2.6

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended September 30,	2011	2010
	$	$

Net losses	(50.1)	(22.5)
Add:
Depreciation and amortization	12.0	11.7
Interest expense and foreign exchange, net	17.7	4.8
Loss/(earnings) from discontinued operations, net of tax	0.8	(0.7)
(Benefit from)/ provision for income taxes	(5.8)	8.8
Share of provision for income taxes of unconsolidated companies	1.0	0.5

Segment EBITDA	(24.4)	2.6

Operating information for OEH’s owned hotels for the three months ended September 30, 2011 and 2010 is as follows:

Three months ended September 30,	2011	2010

Average Daily Rate (in dollars)
Europe	830	699
North America	289	272
Rest of world	344	326
Worldwide	515	448

Rooms Available (in thousands)
Europe	88	89
North America	65	66
Rest of world	119	114
Worldwide	272	269

Rooms Sold (in thousands)
Europe	64	58
North America	43	42
Rest of world	61	59
Worldwide	168	159

Occupancy (percentage)
Europe	72	66
North America	65	64
Rest of world	51	52
Worldwide	61	59

RevPAR (in dollars)
Europe	598	460
North America	189	175
Rest of world	176	168
Worldwide	316	266

			Change %
Three months ended September 30,	2011	2010	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	598	460	30%	21%
North America	189	175	8%	8%
Rest of world	176	168	5%	3%
Worldwide	316	266	19%	14%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, which is the rooms’ revenue divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations), closed periods or major refurbishments. No hotel operations were excluded for same store RevPAR data in the three months ended September 30, 2011.

Overview

The net losses for the three months ended September 30, 2011 were $50.1 million ($0.49 per common share) on revenue of $183.9 million, compared with a net loss of $22.5 million ($0.25 per common share) on revenue of $179.7 million in the third quarter of the prior year.

Business conditions in the global lodging industry have improved. RevPAR of OEH’s owned hotels on a same store basis increased from $266 in the third quarter of 2010 to $316 in the third quarter of 2011, a 19% increase when measured in US dollars and 14% in local currency. These gains have resulted partly from better occupancy of 61% in the third quarter of 2011, compared to 59% for the same period in the prior year. Additionally, the average daily rate improved to $515 in the third quarter of 2011, compared to $448 for the same period in the prior year.  OEH has seen growth in both average daily rate and occupancy and, based in part on current bookings, sees continuing positive demand for its travel products in most of its markets. OEH will continue to monitor its costs with the aim of achieving significant efficiencies throughout the remainder of 2011 and beyond.

The net losses from continuing operations for the three months ended September 30, 2011 were $49.3 million compared with net losses of $23.2 million in the three months ended September 30, 2010.

Revenue

Three months ended September 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels - Europe	89,045	72,449
- North America	24,391	23,256
- Rest of world	36,583	33,607
Hotel management/part ownership interests	1,324	1,209
Restaurants	2,518	2,412

	153,861	132,933
Tourist trains and cruises	26,122	21,777
Real estate	3,875	25,022

	183,858	179,732

Total revenue increased by $4.2 million, or 2%, from $179.7 million in the three months ended September 30, 2010 to $183.9 million in the three months ended September 30, 2011.  Revenue in the three months ended September 30, 2011 included $3.9 million (2010 - $25.0 million) relating to units delivered to purchasers at Porto Cupecoy. Excluding real estate, revenue increased $25.3 million, or 16%, for the three months ending September 30, 2011 compared to the same quarter in 2010.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $16.6 million, or 23%, from $72.4 million for the three months ended September 30, 2010 to $89.0 million for the three months ended September 30, 2011, led by strong demand from the UK and US at the Italian hotels where revenue was up $11.4 million compared to the same quarter last year. Improved trading conditions across Europe caused average daily rate to increase by 19% from $699 in the three months ended September 30, 2010 to $830 in the three months ended September 30, 2011. Occupancy for the region increased from 66% in the three months ended September 30, 2010 to 72% in the three months ended September 30, 2011. On a same store basis, RevPAR in US dollars increased 30% and local currency increased by 21%.

Exchange rate movements caused revenue to increase by $6.7 million in the three months ended September 30, 2011 compared with the same period in 2010.

North America

Revenue increased by $1.1 million, or 5%, from $23.3 million in the three months ended September 30, 2010 to $24.4 million in the three months ended September 30, 2011, largely due to strong September performance at Charleston Place Hotel. Same store RevPAR increased 8% from $175 in the three months ended September 30, 2010 to $189 in the three months ended September 30, 2011. Average daily rate increased by 6%, from $272 in the three months ended September 30, 2010 to $289 in the three months ended September 30, 2011. Occupancy also increased by 1% from 64% in the three months ended September 30, 2010 to 65% in the three months ended September 30, 2011.

Rest of the World

Revenue increased by $3.0 million, or 9%, from $33.6 million in the three months ended September 30, 2010 to $36.6 million in the three months ended September 30, 2011.  Exchange rate movements across the region were responsible for $1.6 million of the revenue increase. Same store RevPAR in US dollars for the three months ended September 30, 2011 increased 5% from $168 in the three months ended September 30, 2010 to $176 for the three months ended September 30, 2011, and 3% when measured in local currency. Average daily rate increased by 6% from $326 in the three months ended September 30, 2010 to $344 in the three months ended September 30, 2011. Occupancy decreased by 1% from 52% in the three months ended September 30, 2010 to 51% in the three months ended September 30, 2011.

Revenue at OEH’s hotels in South America collectively increased by $3.2 million, or 22%, from $14.5 million in the three months ended September 30, 2010 to $17.7 million in the three months ended September 30, 2011, with strong occupancy and rate growth at Copacabana Palace Hotel and following completion in November 2010 of the major refurbishment of Hotel das Cataratas. Exchange rate movements were responsible for $0.7 million of the South American revenue increase. Same store RevPAR for the three months ended September 30, 2011 increased 15% from $185 in the three months ended September 30, 2010 to $212 for the three months ended September 30, 2011. Occupancy remained flat at 54% in the three months ended September 30, 2010 and 2011.

Southern Africa revenue decreased by $2.7 million, or 27%, from $10.0 million in the three months ended September 30, 2010 to $7.3 million in the three months ended September 30, 2011. The revenue decrease was primarily due to the absence of the World Cup football tournament which was hosted by South Africa in 2010 and increased competition in Cape Town and Johannesburg. The revenue decrease was offset by $0.1 million of exchange rate movement gains on the translation of the South African rand and Botswana pula to the US dollar. Same store RevPAR in US dollars for the three months ended September 30, 2011 decreased $44, or 27%, from $166 in the three months ended September 30, 2010 to $122 for the three months ended September 30, 2011.

Revenue at OEH’s Australian property increased by $0.9 million, or 30%, to $3.9 million in the three months ended September 30, 2011. Of the change in revenue, 67%, or $0.6 million, was due to the strengthening of the Australian dollar against the US dollar.

Revenue for the Asian properties increased by $1.6 million, or 26%, to $7.7 million in the three months ended September 30, 2011. Of the revenue increase, $0.7 million was attributable to Napasai, where there was a temporary closure for beach works in 2010.  Of the change in revenue, 19%, or $0.3 million, was due to exchange rate movements.

Hotel Management and Part-Ownership Interests: Revenue increased $0.1 million, from $1.2 million in the three months ended September 30, 2010 to $1.3 million in the three months ended September 30, 2011.

Restaurants: Revenue at ‘21’ Club increased by $0.1 million, or 4%, from $2.4 million in the three months ended September 30, 2010 to $2.5 million in the three months ended September 30, 2011. The number of covers served increased 4%, from 22,331 for the three months ended September 30, 2010 to 23,220 for the three months ended September 30, 2011. The average check per cover served increased $0.57 from $103.87 for the three months ended September 30, 2010 to $104.44 for the three months ended September 30, 2011.

Trains and Cruises: Revenue increased by $4.3 million, or 20%, from $21.8 million in the three months ended September 30, 2010 to $26.1 million in the three months ended September 30, 2011. Of the revenue increase, $0.7 million, or 16%, was due to exchange rate movements. Management fee revenue from PeruRail increased by $0.4 million, from $0.7 million for the three months ended September 30, 2010 to $1.1 million for the three months ended September 30, 2011.  Revenues from Venice Simplon-Orient-Express increased by $1.7 million, from $6.7 million for the three months ended September 30, 2010 to $8.4 million for the three months ended September 30, 2011.

Real Estate: Six condominiums were delivered to customers at Porto Cupecoy generating revenue of $3.9 million for the three months ended September 30, 2011. This was a decrease from $25.0 million recognized in the three months ended September 30, 2010.  The decrease was principally due to fewer closings of contracted sales.  Sales contracts were signed on a further ten units in the nine months ended September 30, 2011. At September 30, 2011, there were 113 units transferred to customers and 71 units remaining to be sold.  There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the three months ended September 30, 2011 or in the same period in the previous year.

Depreciation and amortization

Depreciation and amortization increased by $0.3 million from $11.7 million in the three months ended September 30, 2010 to $12.0 million in the three months ended September 30, 2011. The increase in depreciation included the impact of foreign currency fluctuations.

Cost of services

Cost of services decreased by $13.4 million from $99.9 million in the three months ended September 30, 2010 to $86.5 million in the three months ended September 30, 2011. Cost of services included an expense of $25.0 million in respect of Porto Cupecoy in the three months ended September 30, 2010, principally due to closing contracted sales. The equivalent expense in the three months ended September 30, 2011 was $3.7 million. Excluding Porto Cupecoy, cost of services increased by $7.9 million, which was mainly a result of the increase in revenue. Cost of services was 56% of revenue in the three months ended September 30, 2010 and 47% of revenue in the three months ended September 30, 2011. Excluding Porto Cupecoy, cost of services as a percentage of revenue was 46% in the three months ended September 30, 2011 and 48% in the three months ended September 30, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.9 million from $48.4 million in the three months ended September 30, 2010 to $60.3 million in the three months ended September 30, 2011. Exchange rate movements were responsible for $2.1 million of the total increase. Selling, general and administrative expenses were 27% of revenue in the three months ended September 30, 2010 and 33% of revenue in the three months ended September 30, 2011.

Impairment of real estate assets, goodwill and property, plant and equipment

In the three months ended September 30, 2011, OEH identified a non-cash real estate asset impairment charge of $36.9 million (2010 - $24.6 million) in respect of its Porto Cupecoy development project.  OEH determined that the fair value of real estate assets was less than the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums and marina slips already completed.   This impairment charge resulted primarily from changes in estimates of the price and pace of future sales as a result of current market conditions. Additionally as part of an overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1.7 million was written down to a fair value of $Nil. See Note 5 to the Financial Statements.

During the three months ended September 30, 2011, OEH identified non-cash property, plant and equipment impairment charges of $2.3 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico, and $23.9 million in respect of Keswick Hall, Virginia, USA.  The carrying values were written down to the hotels’ fair values. See Note 7 to the Financial Statements.

During the three months ended September 30, 2010, OEH identified the following non-cash goodwill impairment charges within its continuing operations at La Samanna and Napasai. OEH determined these impairments were triggered as both hotels had circumstances relating to performance and expected reductions in future profits that required a reassessment (dollars in millions):

La Samanna	$5.4
Napasai	0.5
$5.9

Segment EBITDA

Three months ended September 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels - Europe	36,739	28,141
- North America	1,517	805
- Rest of world	5,560	6,175
Hotel management/part ownership interests	1,313	1,001
Restaurants	(1,832)	(377)
	43,297	35,745

Tourist trains and cruises	8,951	6,863
Real estate	(1,572)	(1,884)
Central overheads	(10,321)	(7,624)
Loss on disposal of property, plant and equipment	(18)	—
Impairment of real estate assets, goodwill and property, plant and equipment	(64,787)	(30,511)

	(24,450)	2,589

The European hotels collectively reported segment EBITDA of $36.7 million in 2011 compared to $28.1 million in the same period in 2010. The improvement was largely due to the Italian hotels.  As a percentage of European hotels revenue, the European segment EBITDA margin increased from 39% in 2010 to 41% in 2011.

Segment EBITDA in the North American hotels region increased by 88% from $0.8 million in the three months ended September 30, 2010, to $1.5 million in the three months ended September 30, 2011. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 3% in 2010 to 6% in 2011.

Segment EBITDA in the Rest of the World hotels region decreased by 10% from $6.2 million in the three months ended September 30, 2010 to $5.6 million in the three months ended September 30, 2011. The decrease was mainly due to the South African hotels following the 2010 World Cup football tournament in that country and increased competition in Cape Town and Johannesburg.  The segment EBITDA margin for the three months ended September 30, 2011 was 15%, compared to a margin of 18% for the same period in 2010.

Segment EBITDA in restaurants decreased by $1.4 million from a loss of $0.4 million in the three months ended September 30, 2010 to a loss of $1.8 million in the three months ended September 30, 2011.  The movement was due to a $1.5 million accrual made in the quarter to settle employee litigation claims at ‘21’ Club.

Segment EBITDA in tourist trains and cruises increased by 30% from $6.9 million in the three months ended September 30, 2010, to $9.0 million in the three months ended September 30, 2011. As a percentage of revenue from tourist trains and cruises, segment EBITDA margin increased from 32% in 2010 to 34% in 2011.

Central overheads increased by 36% from $7.6 million in the three months ended September 30, 2010, to $10.3 million in the three months ended September 30, 2011. This increase included management restructuring costs and CEO search and other professional fees of $2.0 million.  As a percentage of revenue, central overheads increased from 4% in 2010 to 6% in 2011.

Losses from operations before net finance costs

Losses from operations increased by $28.8 million from a loss of $10.8 million in the three months ended September 30, 2010 to a loss of $39.6 million in the three months ended September 30, 2011, due to the factors described above.

Net finance costs

Net finance costs were $4.8 million for the three months ended September 30, 2010 and $17.7 million for the three months ended September 30, 2011. The three months ended September 30, 2010 included a foreign exchange gain of $3.2 million compared to a foreign exchange loss of $4.8 million in the three months ended September 30, 2011. Excluding these foreign exchange items, net finance costs increased by $4.9 million, or 61%, from $8.0 million in the three months ended September 30, 2010 to $12.9 million in the three months ended September 30, 2011.  The increase was mainly due to higher interest rates following refinancings done in the fourth quarter of 2010 and swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy.

Provision for income taxes

The provision for income taxes decreased by $14.6 million from a charge of $8.8 million in the three months ended September 30, 2010 to a benefit of $5.8 million in the three months ended September 30, 2011.

The provision for income taxes for the three months ended September 30, 2011 included a deferred tax credit of $4.2 million arising from fixed asset timing differences following movements in exchange rates compared to a $1.3 million tax charge in the three months ended September 30, 2010. In addition, a deferred tax credit of $7.0 million in the three months ended September 30, 2011 arose in respect to timing differences following the impairment of various fixed assets, compared to a $Nil in the three months ended September 30, 2010.

OEH’s tax provision for the three months ended September 30, 2011 included a tax credit of $0.7 million in respect of the provision for uncertain tax positions, of which a $0.1 million charge related to potential interest and penalty costs. OEH’s tax provision for the three months ended September 30, 2010 included a tax charge of $0.1 million in respect of uncertain tax position provisions, of which $0.1 million related to potential interest and penalty costs.

As explained in Note 21 to the Financial Statements, the consolidated balance sheet as of December 31, 2010 has been restated to adjust non-current deferred tax liabilities.  The restatement does not affect OEH’s net income or loss in the three months ended September 30, 2011 or 2010.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $1.1 million from $1.1 million in the three months ended September 30, 2010 to $2.2 million in the three months ended September 30, 2011.  The tax expense associated with earnings from unconsolidated companies was $0.5 million in 2010 and $1.0 million in 2011.

Loss/earnings from discontinued operations

The loss from discontinued operations for the three months ended September 30, 2011 was $0.7 million compared with earnings of $0.7 million for the three months ended September 30, 2010.

Bora Bora Lagoon Resort’s net loss was $2.3 million in the three months ended September 30, 2011, compared to net earnings of $3.5 million for the three months ended September 30, 2010. In the three months ended September 30, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $2.2 million in respect of Bora Bora Lagoon Resort. The carrying values of the assets were written down to the fair value to reflect the level of offers received for the purchase of the hotel. The profit in 2010 resulted primarily from settling outstanding insurance claims and recording an insurance gain of $5.8 million in the period, partially offset by a restructuring provision and inventory impairments totaling $2.7 million.

Hôtel de la Cité’s net earnings were $1.6 million in the three months ended September 30, 2011, when it was sold, compared to net losses of $3.7 million for the three months ended September 30, 2010 (including an impairment charge of $6.0 million relating to property, plant and equipment). The gain on sale when it was sold on August 1, 2011 was $2.2 million, including a $3.0 million transfer of foreign currency translation gain from other comprehensive income.

The earnings from discontinued operations for the three months ended September 30, 2010 consisted of earnings arising from Bora Bora Lagoon Resort, Lilianfels Blue Mountains, Lapa Palace and Windsor Court Hotel, offset by losses arising from Hôtel de la Cité.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

OEH’s operating results for the nine months ended September 30, 2011 and 2010, expressed as a percentage of revenue, were as follows:

Nine months ended September 30,	2011	2010
	%	%

Revenue
Hotels and restaurants	86	77
Tourist trains and cruises	12	10
Real estate and property development	2	13
	100	100

Expenses
Depreciation and amortization	8	8
Cost of services	48	55
Selling, general and administrative	36	32
Impairment of real estate assets, goodwill and property, plant and equipment	14	7
Net finance costs	8	4

Losses before income taxes	(14)	(6)
Provision for income taxes	—	(4)
Earnings from unconsolidated companies	1	1

Net losses from continuing operations	(13)	(9)
Earnings from discontinued operations	—	1

Net losses	(13)	(8)

Segmented EBITDA of OEH’s operations for the nine months ended September 30, 2011 and 2010 is analyzed as follows (dollars in millions):

Nine months ended September 30,	2011	2010
	$	$

Segment EBITDA:
Hotels and restaurants
Owned hotels - Europe	58.7	37.7
- North America	12.5	11.6
- Rest of world	22.0	23.6
Hotel management and part-ownership interests	3.6	1.9
Restaurants	(2.1)	0.3

	94.7	75.1
Tourist trains and cruises	14.3	12.0
Real estate and property development	(4.7)	(4.7)
Central overheads	(26.7)	(20.9)
Gain on disposal of fixed assets	0.5	—
Impairment of real estate assets, goodwill and property, plant and equipment	(64.8)	(30.5)

	13.3	31.0

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Nine months ended September 30,	2011	2010
	$	$

Net losses	(59.5)	(36.1)
Add:
Depreciation and amortization	35.0	34.3
Interest expense and foreign exchange, net	36.2	19.2
Loss/(earnings) from discontinued operations, net of tax	1.4	(3.5)
(Benefit from)/ provision for income taxes	(1.2)	16.0
Share of provision for income taxes of unconsolidated companies	1.4	1.1

Segment EBITDA	13.3	31.0

Operating information for OEH’s owned hotels for the nine months ended September 30, 2011 and 2010 is as follows:

Nine months ended September 30,	2011	2010

Average Daily Rate (in dollars)
Europe	773	669
North America	331	324
Rest of world	341	326
Worldwide	462	416

Rooms Available (in thousands)
Europe	222	216
North America	201	201
Rest of world	353	343
Worldwide	776	760

Rooms Sold (in thousands)
Europe	132	113
North America	134	129
Rest of world	196	185
Worldwide	462	427

Occupancy (percentage)
Europe
North America	59	52
Rest of world	67	64
Worldwide	56	54
	60	56
RevPAR (in dollars)
Europe	460	351
North America	221	208
Rest of world	190	176
Worldwide	275	234

			Change %
Nine months ended September 30,	2011	2010	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	469	357	31%	23%
North America	221	208	6%	6%
Rest of world	191	177	8%	4%
Worldwide	274	235	17%	12%

The same store RevPAR data exclude the following operations in the nine months ended September 30, 2011:

Grand Hotel Timeo

Villa Sant’Andrea

Napasai

Le Manoir aux Quat’Saisons

La Residencia

Overview

The net loss for the nine months ended September 30, 2011 was $59.5 million ($0.58 per common share) on revenue of $464.7 million, compared with a net loss of $36.1 million ($0.40 per common share) on revenue of $438.6 million in the comparative prior year period.

As noted above, business conditions have improved in the global lodging industry. RevPAR of OEH’s owned hotels on a same store basis increased from $235 in the nine months ended September 30, 2010 to $274 in the nine months ended September 30, 2011, a 17% increase when measured in US dollars and 12% in local currency. These gains have resulted mainly from the average daily rate growing 11% from $416 in the first nine months ended September 30, 2010 to $462 for the first nine months of 2011. Additionally occupancy improved by 4% to 60% in the nine months ended September 30, 2011, compared to 56% for the same period in the prior year. OEH has seen growth in both average daily rate and occupancy and, based in part on current bookings, sees continuing positive demand for its travel products in most of its markets.  OEH will continue to monitor its costs with the aim of achieving significant efficiencies throughout the remainder of 2011 and beyond.

Revenue

Nine months ended September 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels - Europe	180,409	140,076
- North America	84,836	79,810
- Rest of world	118,850	104,399
Hotel management/part ownership interests	4,082	2,982
Restaurants	9,956	9,320
	398,133	336,587

Tourist trains and cruises	57,539	45,924
Real estate	9,066	56,130

	464,738	438,641

Total revenue increased by $26.1 million, or 6%, from $438.6 million in the nine months ended September 30, 2010 to $464.7 million in the nine months ended September 30, 2011.  Revenue in the nine months ended September 30, 2010 included $56.1 million relating to units delivered to purchasers at Porto Cupecoy, compared to $9.1 million in the nine months ended September 30, 2011 for both Porto Cupecoy and Keswick Estate. Excluding real estate, revenue increased $73.1 million, or 19%, for the nine months ended September 30, 2011 compared to the first nine months in 2010.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $40.3 million, or 29%, from $140.1 million for the nine months ended September 30, 2010 to $180.4 million for the nine months ended September 30, 2011. Improved trading conditions across Europe caused the average daily rate to increase by 16% from $669 in the nine months ended September 30, 2010 to $773 in the nine months ended September 30, 2011. Occupancy also increased from 52% in the nine months ended September 30, 2010 to 59% in the nine months ended September 30, 2011. On a same store basis, RevPAR in local currency increased from $357 in the nine months ended September 30, 2010 to $469 in the nine months ended September 30, 2011, a 31% increase in US dollars and 23% increase in local currency.

Exchange rate movements caused revenue to increase by $11.2 million in the nine months ended September 30, 2011 compared with the same period in 2010.

North America

Revenue increased by $5.0 million, or 6%, from $79.8 million in the nine months ended September 30, 2010 to $84.8 million in the nine months ended September 30, 2011. Average daily rate increased by 2% from $324 in the nine months ended September 30, 2010 to $331 in the nine months ended September 30, 2011. Occupancy also increased from 64% in the nine months ended September 30, 2010 to 67% in the nine months ended September 30, 2011. On a same store basis, RevPAR increased from $208 in the nine months ended September 30, 2010 to $221 for the nine months ended September 30, 2011. This translated to an increase in local currency of 6%, and 6% when measured in US dollars.

Rest of the World

Revenue increased by $14.5 million, or 14%, from $104.4 million in the nine months ended September 30, 2010 to $118.9 million in the nine months ended September 30, 2011.  Exchange rate movements across the region were responsible for $6.0 million of the revenue increase.

Revenue at OEH’s hotels in South America collectively increased by $13.7 million, or 27%, from $50.1 million in the nine months ended September 30, 2010 to $63.8 million in the nine months ended September 30, 2011. Exchange rate movements were responsible for $2.3 million of the revenue increase.

Revenue at OEH’s six Asian hotels collectively increased by $4.1 million, or 25%, to $20.5 million in the nine months ended September 30, 2011. Exchange rate movements were responsible for $0.8 million of the revenue increase. Same store occupancy for the nine months increased by 5%, from 56% in the nine months ended September 30, 2010 to 61% for the nine months ended September 30, 2011. Same store average daily rate in US dollars increased 15% from $239 in the nine months to September 30, 2010 to $275 for the nine months ended September 30, 2011. This translated into an increase in same store RevPAR in US dollars of $33, or 25%, from $134 in the nine months ended September 30, 2010 to $167 for the nine months ended September 30, 2011.

Southern Africa revenue decreased by $5.7 million, or 20%, to $22.3 million in the nine months ended September 30, 2011.  This decrease was net of $1.2 million of exchange rate gains on the translation of the South African rand and Botswana pula to US dollars. The revenue decrease was primarily due to the absence of the World Cup football tournament which was hosted by South Africa in 2010 and increased competition in Cape Town and Johannesburg. Same store RevPAR in US dollars for the nine months ended September 30, 2011 decreased 25% from $161 to $121 compared to the same period in 2010, and 29% from $170 in the nine months ended September 30, 2010 to $121 for the nine months ended September 30, 2011 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $2.3 million, or 23%, to $12.2 million in the nine months ended September 30, 2011. Of the revenue change, 74%, or $1.7 million, was due to the strengthening of the Australian dollar against the US dollar.

Average daily rate for the Rest of the World region on a same store basis in US dollars increased from $326 in the nine months ended September 30, 2010 to $341 for the nine months ended September 30, 2011. Occupancy also increased from 54% to 56%, which resulted in an increase in RevPAR on a same store basis in US dollars of 8% from $177 in the nine months ended September 30, 2010 to $191 for the nine months ended September 30, 2011, and 4% when measured in local currency.

Hotel Management and Part-Ownership Interests: Revenue increased by $1.1million from $3.0 million in the nine months ended September 30, 2010 to $4.1million in the nine months ended September 30, 2011, primarily due to higher management fees from the managed hotels in Peru.

Restaurants: Revenue at ‘21’ Club increased by $0.7 million, or 8%, from $9.3 million in the nine months ended September 30, 2010 to $10.0 million in the nine months ended September 30, 2011, primarily due to an increase in the number of covers being served and an increase in the average check spend.

Trains and Cruises: Revenue increased by $11.6 million, or 25%, from $45.9 million in the nine months ended September 30, 2010 to $57.5 million in the nine months ended September 30, 2011.  All businesses included within the trains and cruises segment showed increases from the nine months ended September 30, 2010, mainly from improved customer demand.  The largest increase was from Venice Simplon-Orient-Express by $4.0 million, or 26%, from $15.2 million in the nine months ended September 30, 2010 to $19.2 million in the nine months ended September 30, 2011. Exchange rate movements across the segment were responsible for $2.5 million of the revenue increase.

Real Estate: Fourteen condominiums were delivered to customers at Porto Cupecoy generating revenue of $7.2 million for the nine months ended September 30, 2011, and sales contracts were signed on ten units in the period. At September 30, 2011, there were 113 units transferred to customers and 71 units remaining to be sold.  Additionally, in the nine months ended September 30, 2011, revenue of $1.9 million was recognized on the sale of a model home on the residential sites at Keswick Estate, Virginia. There was no real estate revenue at Keswick Hall in the nine months ended September 30, 2010, nor at Napasai, Koh Samui, Thailand in the same period and in the nine months ended September 30, 2011.

Depreciation and amortization

Depreciation and amortization increased by $0.7 million from $34.3 million in the nine months ended September 30, 2010 to $35.0 million in the nine months ended September 30, 2011.

Cost of services

Cost of services decreased by $17.6 million from $239.9 million in the nine months ended September 30, 2010 to $222.3 million in the nine months ended September 30, 2011. Cost of services included an expense of $56.1 million in respect of Porto Cupecoy principally due to delivery of units under contracted sales in the nine months ended September 30, 2010. The equivalent expense in the nine months ended September 30, 2011 was $7.0 million. Excluding Porto Cupecoy, cost of services increased by $31.5 million. Exchange rate movements were responsible for $5.3 million of the increase. Cost of services was 55% of revenue in the nine months ended September 30, 2010 and 48% of revenue in the nine months ended September 30, 2011. Excluding Porto Cupecoy, cost of services as a percentage of revenue in the nine months ended September 30, 2010 was 48% and for the nine months ended September 30, 2011 was 47%.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $28.7 million from $140.8 million in the nine months ended September 30, 2010 to $169.5 million in the nine months ended September 30, 2011. Exchange rate movements were responsible for $4.8 million of the total increase. Selling, general and administrative expenses were 32% of revenue in the nine months ended September 30, 2010 and 36% of revenue in the nine months ended September 30, 2011.

Impairment of real estate assets, goodwill and property, plant and equipment

In the nine months ended September 30, 2011, OEH identified a non-cash real estate asset impairment charge of $36.9 million (2010 - $24.6 million) in respect of its Porto Cupecoy development project.  OEH determined that the fair value of real estate assets was less than the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums and marina slips already completed. This impairment charge resulted primarily from changes in estimates of the price and pace of future sales as a result of current market conditions. Additionally as part of an overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1.7 million were written down to a fair value of $Nil.

During the nine months ended September 30, 2011, OEH identified non-cash property, plant and equipment impairment charges of $2.3 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico, and $23.9 million in respect of Keswick Hall, Virginia, USA. The carrying values were written down to the hotels’ fair values.

During the nine months ended September 30, 2010, OEH identified the following non-cash goodwill impairment charges within its continuing operations at La Samanna and Napasai. OEH determined these impairments were triggered as both hotels had circumstances relating to performance and expected reductions in future profits that required a reassessment (dollars in millions):

La Samanna	$5.4
Napasai	0.5
$5.9

Segment EBITDA

Nine months ended September 30,	2011	2010
	$’000	$’000

Hotels and restaurants
Owned hotels - Europe	58,698	37,652
- North America	12,513	11,616
- Rest of world	22,024	23,572
Hotel management/part ownership interests	3,623	1,875
Restaurants	(2,093)	259
	94,765	74,974

Tourist trains and cruises	14,237	11,982
Real estate	(4,680)	(4,663)
Central overheads	(26,699)	(20,873)
Gain on disposal of assets	502	—
Impairment of real estate assets, goodwill and property, plant and equipment	(64,787)	(30,511)

	13,338	30,909

The European hotels collectively reported a segment EBITDA of $58.7 million for the nine months ended September 30, 2011 compared to $37.7 million in the same period in 2010. The improvement was largely due to the Italian hotels. As a percentage of European hotels revenue, the European segment EBITDA margin grew from 27% in 2010 to 33% in 2011.

Segment EBITDA in the North American hotels region increased by 8% from $11.6 million in the nine months ended September 30, 2010 to $12.5 million in the nine months ended September 30, 2011. As a percentage of North American hotels revenue, the North American segment EBITDA margin remained flat at 15% for 2010 and 2011.

Segment EBITDA in the Rest of the World hotels region decreased by 7% from $23.6 million in the nine months ended September 30, 2010 to $22.0 million in the nine months ended September 30, 2011. The decrease was mainly due to the South African hotels following the 2010 World Cup football tournament in that country and increased competition in Cape Town and Johannesburg.  As a percentage of Rest of the World hotels revenue, the Rest of the World segment EBITDA margin decreased from 23% in 2010 to 19% in 2011.

Segment EBITDA in restaurants decreased by $2.4 million from earnings of $0.3 million in the nine months ended September 30, 2010 to a loss of $2.1 million in the nine months ended September 30, 2011.  The movement was due to a $2.5 million litigation accrual.

Segment EBITDA in tourist trains and cruises increased by 18% from $12.0 million in the nine months ended September 30, 2010, to $14.2 million in the nine months ended September 30, 2011. As a percentage of revenue from tourist trains and cruises, segment EBITDA margin decreased from 26% in 2010 to 25% in 2011.

Central overheads increased by 28% from $20.9 million in the nine months ended September 30, 2010, to $26.7 million in the nine months ended September 30, 2011.  This increase included management restructuring costs and CEO search and other professional fees of $2.0 million.  As a percentage of revenue, central overheads increased from 5% in 2010 to 6% in 2011.

Losses from operations before net finance costs

Losses from operations increased by $19.4 million from a loss of $6.9 million in the nine months ended September 30, 2010 to a loss of $26.3 million in the nine months ended September 30, 2011, due to the factors described above.

Net finance costs

Net finance costs increased by $17.0 million, or 89%, from $19.2 million for the nine months ended September 30, 2010 to $36.2 million for the nine months ended September 30, 2011.  The nine months ended September 30, 2010 included a foreign exchange gain of $3.0 million compared to a foreign exchange loss of $2.6 million in the nine months ended September 30, 2011.  Excluding these foreign exchange items, net finance costs increased by $11.5 million, or 52%, from $22.1 million in the nine months ended September 30, 2010 to $33.6 million in the nine months ended September 30, 2011.  This increase in the 2011 period was primarily as a result of higher interest rates on debt refinanced in 2010,  the write-off of deferred financing costs of $1.7 million at La Samanna, and swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy. Also, in the nine months ended September 30, 2010, interest was capitalized of $3.2 million, while $Nil was capitalized in the nine months ended September 30, 2011.

Provision for income taxes

The provision for income taxes decreased by $17.2 million from a charge of $16.0 million in the nine months ended September 30, 2010 to a benefit of $1.2 million in the nine months ended September 30, 2011.

The provision for income taxes for the nine months ended September 30, 2010 included a deferred tax charge of $3.8 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions, compared to a $Nil charge for valuation allowances in the nine months ended September 30, 2011.

The provision for income taxes for the nine months ended September 30, 2011 included a deferred tax credit of $2.9 million arising from fixed asset timing differences following movements in exchange rates compared to a $0.9 million tax charge in the nine months ended September 30, 2010. In addition, a deferred tax credit of $7.0 million in the nine months ended September 30, 2011 arose in respect to timing differences following the impairment of various fixed assets, compared to a $Nil in the nine months ended September 30, 2010.

OEH’s tax provision for the nine months ended September 30, 2011 included a tax credit of $2.5 million in respect of the provision for uncertain tax positions, of which $1.1 million related to potential interest and penalty costs. OEH’s tax provision for the nine months ended September 30, 2010 included a tax charge of $0.7 million in respect of uncertain tax position provisions, including a charge of $0.4 million that related to potential interest and penalty costs.

As explained in Note 21 to the Financial Statements, the consolidated balance sheet as of December 31, 2010 has been restated to adjust non-current deferred tax liabilities.  The restatement does not affect OEH’s net loss in the nine months ended September 30, 2011 or 2010.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $0.8 million, from $2.4 million in the nine months ended September 30, 2010 to $3.2 million in the nine months ended September 30, 2011.  The amount for the nine months ended September 30, 2010 included insurance income of $0.8 million from PeruRail, which was impacted by the damage to tracks caused by floods during the first quarter of 2010. The tax expense associated with earnings from unconsolidated companies was $1.1 million in 2010 and $1.4 million in 2011.

Loss/earnings from discontinued operations

The loss from discontinued operations was $1.4 million for the nine months ended September 30, 2011, compared to earnings of $3.5 million for the nine months ended September 30, 2010.

Bora Bora Lagoon Resort’s net loss for the nine months ended September 30, 2011 was $2.4 million, compared with net earnings of $1.1 million for the nine months ended September 30, 2010. In the nine months ended September 30, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $2.2 million in respect of Bora Bora Lagoon Resort. The profit at Bora Bora Lagoon Resort for the nine months ended September 30, 2010 was primarily due to the settlement of outstanding insurance claims relating to cyclone damage sustained at the hotel in February 2010, resulting in a gain of $5.8 million in the period, partially offset by restructuring and inventory impairment charges of $2.7 million.

Hôtel de la Cité’s net earnings were $1.1 million in the nine months ended September 30, 2011, when it was sold, compared to net losses of $4.3 million for the nine months ended September 30, 2010 (including an impairment charge of $6.0 million relating to property, plant and equipment). The gain on sale when it was sold on August 1, 2011 was $2.2 million, including a $3.0 million transfer of foreign currency translation gain from other comprehensive income.

The nine months ended September 30, 2010 amount included a gain of $7.0 million due to the release of the cumulative translation adjustment upon the sale of Lilianfels Blue Mountains in January 2010. The loss on the sale of La Cabana of $0.4 million was also recorded in the nine months ended September 30, 2010, along with earnings arising from Bora Bora Lagoon Resort and Lapa Palace, offset by losses arising from Hôtel de la Cité and Windsor Court Hotel.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $119.0 million at September 30, 2011, $31.4 million less than the $150.4 million at December 31, 2010. In addition, OEH had restricted cash of $14.0 million (December 31, 2010 - $8.4 million).  At September 30, 2011, there were undrawn amounts available to OEH under committed short-term lines of credit of $4.6 million (December 31, 2010 -

$12.1 million) and undrawn amounts available to OEH under secured revolving credit facilities of $Nil (December 31, 2010 - $12.0 million), bringing total cash availability at September 30, 2011 to $123.6 million, excluding the restricted cash of $14.0 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $110.9 million at September 30, 2011, a decrease from $142.2 million at December 31, 2010.  The main factor that contributed to the decrease in working capital was the impairment of real estate assets and increases in deferred revenues and other accruals at September 30, 2011.

Cash Flow

Operating Activities. Net cash provided by operating activities increased by $3.0 million from $55.2 million for the nine months ended September 30, 2010 to $58.2 million for the nine months ended September 30, 2011. The increase was due to better performance of the continuing hotels in the first nine months of 2011 as business conditions in the global lodging industry improved, as well as an increase in accrued liabilities and deferred revenue in the nine months ended September 30, 2011.

Investing Activities.  Cash used in investing activities reduced by $47.1 million to a $14.1 million cash outflow for the nine months ended September 30, 2011, compared to $61.2 million cash outflow for the nine months ended September 30, 2010.

The first nine months of 2010 included acquisitions of $46.3 million, net of cash acquired in respect of the Grand Hotel Timeo and Villa Sant’Andrea purchase.  There were no new acquisitions in the first nine months of 2011.

There was a net increase in restricted cash in the first nine months of 2011 of $5.6 million compared to a net decrease of $6.0 million in the first nine months of 2010. The movement in the first nine months of 2011 represented an increase of restricted cash from the Porto Cupecoy escrow account as units are sold but are not delivered, and further cash deposited for credit support facilities.

Capital expenditure of $43.7 million during the first nine months of 2011 included $3.4 million at Hotel Cipriani, $6.1 million at El Encanto, $3.6 million at the two Sicilian properties, $1.7 million at La Residencia, $1.6 million at Hotel das Cataratas and $1.7 million on the Venice Simplon-Orient-Express. In addition, OEH made payments of $2.1 million to the New York Public Library which was reimbursed as part of the $25.5 million received in April 2011 from the assignee of the Library’s contracts.  Capital expenditure of $43.4 million in the first nine months of 2010 included $4.1 million of Hotel Cipriani refurbishment, $7.7 million of Hotel das Cataratas capital costs, $8.4 million for Grand Hotel Timeo and Villa Sant’Andrea, $2.8 million of Le Manoir aux Quat’Saisons refurbishment, and $2.0 million of Grand Hotel Europe refurbishment. In addition, $2.3 million was invested in European tourist train operations.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2011 was $73.0 million compared to cash provided by financing activities of $65.6 million for the nine month ended September 30, 2010, a decrease of $138.6 million. The main reason for the movement was the equity offering by OEH in the first nine months of 2010, generating cash inflows of $138.0 million.  Debt repaid during the first nine months of 2011 was $191.9 million compared with $60.6 million in the first nine months of 2010. Proceeds from issuance of long-term debt during the first nine months of 2011 were $120.0 million compared with $8.5 million in the first nine months of 2010.

Capital Commitments

There were $6.5 million of capital commitments outstanding at September 30, 2011 (December 31, 2010 - $43.7 million). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $0.5 million at September 30, 2011 (December 31, 2010 - $5.5 million).

OEH had agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $7.1 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, OEH paid $2.1 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been granted.  OEH has provided $3.9 million for the expected remaining liability for this contingency.

Indebtedness

At September 30, 2011, OEH had $571.8 million of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is repayable over periods of 1 to 22 years with a weighted average interest rate of 4.32%.   See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at September 30, 2011 comprised $91.0 million, including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.

Including debt of consolidated variable interest entities, approximately 50% of the outstanding principal was drawn in European euros and the balance primarily in US dollars.  At September 30, 2011, 47% of borrowings of OEH were in floating interest rates.

Liquidity

During the three months ending December 31, 2011, OEH will have approximately $13.8 million of scheduled debt repayments including capital lease payments.

Additionally, OEH’s capital commitments at September 30, 2011 amounted to $6.5 million.  OEH expects to incur costs of a further $1.5 million to complete its Porto Cupecoy development, funded by sales proceeds as units are transferred to purchasers.

As previously reported, in November 2007, OEH entered into purchase and development agreements with the New York Public Library to acquire its Donnell branch site adjacent to ‘21’ Club and to build a mixed use hotel, library and residential development.  In March 2011, OEH assigned its agreements with the Library to a third-party developer and received gross proceeds of $25.5 million.  The assignee has assumed the remaining obligations of OEH under the Library agreements.  As part of this assignment, OEH entered into put and call option agreements with the assignee relating to future development rights of the ‘21’ Club and Donnell sites. See Note 7 to the Financial Statements.

A loan facility totaling $100.0 million ($88.0 million of which was drawn) was refinanced during the three months ended September 30, 2011 with a new loan of $115.0 million.  The new loan has two tranches, one of $100.0 million which was used to refinance the previous debt, and the second tranche of $15.0 million which will be used to repay the renovations planned for 2012 at the Copacabana Palace Hotel.  The loan matures in three years. Also during the third quarter of 2011, OEH signed a new $45 million loan facility providing partial funding for the completion of El Encanto, scheduled to reopen in late 2012. This loan has a term of three years with two one-year extensions.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate. During 2010, for example, OEH refinanced bank loans having total principal amounts outstanding of $374.4 million (at December 31, 2010 exchange rates) and publicly offered and sold in the US new class A common shares of the Company raising total net proceeds of $248.1 million.

OEH has loan facilities with commercial banks, most of which relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

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

At September 30, 2011, two unconsolidated joint venture companies were out of compliance with their loan facilities as follows (see Note 6 to the Financial Statements):

•                  the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at September 30, 2011 with debt service coverage financial covenants in a loan facility of the joint venture amounting to $20.7 million.  It is expected that the loan will be refinanced before December 31, 2011.  The loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture; and

•                  Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance with the debt service coverage ratio in its first mortgage loan facility amounting to $91.9 million.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they have provided separate partial guarantees of $10.1 million each while discussions continue how to bring the hotel permanently into compliance.

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

Recent Accounting Pronouncements

As of September 30, 2011, OEH had adopted all the relevant standards that impacted the accounting for fair value measurements and disclosures, accounting and disclosure requirements for transfers of financial assets and for revenue recognition multiple-deliverable revenue arrangements, as reported in Note 1 to the Financial Statements.

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of the provisions of this ASU required for any impairment tests performed in periods beginning after December 15, 2010 is not expected to have a material impact on OEH’s consolidated financial statements when the tests are performed.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective in fiscal years and interim periods beginning after December 15, 2011. OEH is still evaluating the impact that adoption of this guidance will have on its financial statements.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements.  The amendments in this update result in a convergence in the fair value measurement and disclosure requirements under US GAAP with those required under IFRS.  Consequently, the amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this update may change the application of the requirements of fair value measurements.  This guidance will become effective for interim and annual reporting periods beginning after December 15, 2011.  The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on US dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million on an annual basis based on borrowings at September 30, 2011.

OEH’s properties generally match foreign currency earnings and costs to provide a natural hedge against currency movements. In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States. When a foreign currency in which OEH operates devalues against the US dollar, OEH has considerable flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH’s revenue and costs translated into US dollars can, from period to period, be materially affected.

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the US dollar.  At September 30, 2011, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the US dollar would decrease OEH’s net earnings by approximately $2.4 million consisting of Russian ruble $1.0 million, Mexican peso $0.5 million and Thai baht $0.9 million.

ITEM 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2011 and, based on that evaluation, believes those disclosure controls and procedures are effective as of that date.  There have been no changes in the Company’s internal control over financial reporting (as defined in SEC Rule 13a-15(f)) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 8, 2011

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