Form 10-K
period 2011-12-31
ORIENT EXPRESS HOTELS LTD
filed 2012-02-29
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2011 (the last business day of the registrant’s second fiscal quarter in 2011) was approximately $1,103,000,000.

As of February 17, 2012, 102,693,039 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 16(d) to the Financial Statements (Item 8)).

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

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
7. La Residencia, Mallorca
8. Hotel Ritz, Madrid
9. Reid's Palace Hotel, Madeira
10. Le Manoir aux Quat'Saisons, Oxfordshire
11. Grand Hotel Europe, St. Petersburg
12. '21' Club, New York
13. Inn at Perry Cabin, Maryland
14. Charleston Place, Charleston
15. El Encanto, Santa Barbara
16. Maroma Resort and Spa, Riviera Maya
17. Casa de Sierra Nevada, San Miguel de Allende
18. La Samanna, St Martin
19. Miraflores Park Hotel, Lima
20. Machu Picchu Sanctuary Lodge, Machu Picchu
21. Hotel Monasterio, Cuzco
22. Palacio Nazarenas, Cuzco
23. Las Casitas del Colca, Colca Canyon
24. Hotel Rio Sagrado, Sacred Valley
25. Hotel das Cataratas, Iguassu
26. Copacabana Palace, Rio de Janeiro
27. Mount Nelson Hotel, Cape Town
28. The Westcliff, Johannesburg
29. Khwai River Lodge, Eagle Island Camp, Savute Elephant Camp, Botswana
30. The Observatory Hotel, Sydney
31. Bora Bora Lagoon Resort, Tahiti
32. La R sidence d'Angkor, Siem Reap
33. The Governor's Residence, Yangon
34. Napasai, Koh Samui
35. La R sidence Phou Vao, Luang Prabang
36. Jimbaran Puri Bali, Bali
37. Ubud Hanging Gardens, Bali

Trains & Cruises

38. Venice Simplon-Orient-Express, Europe
39. British Pullman, UK
40. Northern Belle, UK
41. Royal Scotsman, UK
42. Afloat in France, France
43. PeruRail, Peru
44. Eastern & Oriental Express, Southeast Asia
45. Road To Mandalay, Burma

PART I

ITEM 1.        Business

Orient-Express Hotels Ltd. (the “Company” and, together with its subsidiaries, “OEH”) is incorporated in the Islands of Bermuda and is a “foreign private issuer” as defined in Rule 3b-4 promulgated by the U.S. Securities and Exchange Commission (“SEC”) under the U.S. Securities Exchange Act of 1934 (the “1934 Act”) and in SEC Rule 405 under the U.S. Securities Act of 1933.  As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K).  However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers.  The class A common shares of the Company are listed on the New York Stock Exchange (“NYSE”).

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

Introduction

OEH is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies.  The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1995.  OEH currently owns or part-owns 49 properties (all of which it manages), consisting of 40 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and two river/canal cruise businesses.  These are located in 24 countries worldwide.  One hotel is currently closed and under contract for sale, and two others are being renovated for scheduled opening in 2012 or early 2013.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.  OEH has also been active in the past in the development of for-sale residences adjoining some of its hotels, although this activity is currently a small part of its business.

The locations of OEH’s 49 properties are shown in the map on page 3, where they number 45 because the Hotel Cipriani and Palazzo Vendramin are contiguous in Venice, the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These seven properties bring the total to 49.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 86% of revenue in 2011, 78% of revenue in 2010 and 86% in 2009.  Tourist trains and cruises accounted for 13% of revenue in 2011, 11% of revenue in 2010 and 13% in 2009.  Property development activities accounted for the remaining revenue in each year. Approximately 82% of OEH’s customers are leisure travelers, with approximately 33% of customers in 2011 originating from North America, 49% from Europe and the remaining 18% from elsewhere in the world.

OEH’s worldwide portfolio of hotels currently consists of 3,510 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2011 achieved an average daily room rate (“ADR”) of $444 (2010 - $406) and a revenue per available room (“RevPAR”) of $263 (2010 - $226).

Revenue, earnings and identifiable assets of OEH in 2011, 2010 and 2009 for its business segments and geographic areas are presented in Note 21 to the Financial Statements (Item 8).

In recent years, OEH has sold to third parties a number of non-core properties not considered key to OEH’s portfolio of unique, high valued properties.  These have been Lapa Palace in Lisbon and Windsor Court Hotel in New Orleans during 2009, Lilianfels Blue Mountains Resort in Australia west of Sydney and La Cabana restaurant in Buenos Aires during 2010, Hôtel de la Cité in Carcassonne, France during 2011, and Keswick Hall near Charlottesville, Virginia in January 2012.  See Note 2 to the Financial Statements.

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

The Hotel Splendido and Splendido Mare—80 keys—overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court.  There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Splendido Mare on the harbor below.  During the 2011-2012 winter closure, five suites are being built on the top floor of the main hotel.

The Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodelled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool.  A shuttle bus service is provided into Florence.  The property occupies ten acres.

The Hotel Caruso Belvedere—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archaeological sites such as Pompeii and Paestum.  Once a nobleman’s palace, parts of the building date back to the 11th century.  Operated as a hotel for many years, OEH rebuilt the property after acquiring it and reopened in 2005.  Amenities include two restaurants, an outdoor swimming pool, spa and extensive gardens.

In January 2010, OEH purchased two hotels in Taormina, Sicily. See Note 4 to the Financial Statements. OEH has nearly completed a refurbishment program to upgrade both properties over three consecutive winter closures beginning shortly after the hotels were acquired.

The larger Sicilian property is Grand Hotel Timeo—70 keys.  With panoramic views of Mount Etna and the Gulf of Naxos from its main terrace, this hotel is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater.  Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional specialties, a spa and fitness center, outdoor swimming pool, and banqueting and conference facilities, all surrounded by six acres of parkland.

Built in 1830 on Taormina’s Bay of Mazzarò with a private beach, Villa Sant’Andrea—60 keys—has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant looking onto the Calabrian coast.  OEH has built an outdoor swimming pool and, subject to obtaining local planning permission, up to 12 keys may be added to the hotel in the future. Grand Hotel Timeo and Villa Sant’Andrea are linked by a guest shuttle service.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

OEH owns La Residencia—67 keys—located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain with stunning views of the Tramuntana Mountains, a UNESCO World Heritage site.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on a hillside site of 30 acres. The hotel features three restaurants including the gastronomic El Olivio, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.  It closes about two months each winter.

Portugal

Reid’s Palace—163 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has four restaurants and banquet/meeting facilities.  Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and access to two championship golf courses.  It has year-round appeal, serving both winter escapes to the sun and regular summer holidays.

United Kingdom

Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design.  The property was developed by Raymond Blanc, one of Britain’s famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a long-term commitment to remain the chef at the hotel and advises the restaurants at other OEH hotels.

Russia

OEH owns a 93.5% interest in Grand Hotel Europe—301 keys—in St. Petersburg, Russia.  Originally built in 1875, the hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Shostakovich Philharmonia and other tourist and cultural attractions as well as the business center.  There are five restaurants on the premises, popular with locals and guests alike, as well as a grand ballroom, meeting facilities, a health club and spa and several retail shops.  Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The minority interest is owned by the City of St. Petersburg.

Owned Hotels—North America

United States

Charleston Place—435 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a fitness center with spa and indoor swimming pool, and a shopping arcade of 20 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops.

While OEH has only a 19.9% equity interest in Charleston Place, OEH manages the property under an exclusive long-term contract and has outstanding a number of loans to the hotel. On evaluating its various interests in the hotel, OEH has concluded that it is the primary beneficiary of this variable interest entity and, accordingly, consolidates the assets and liabilities of the hotel in OEH’s balance sheet and consolidates the hotel’s results in OEH’s statements of operations and cash flows.  See Note 3 to the Financial Statements.

The Inn at Perry Cabin—76 keys—was built in 1812 as a country inn located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay.  Set on 25 waterfront acres that include an outdoor swimming pool as well as boating and fishing on the bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C. and Baltimore areas.  OEH expanded the hotel, including the addition of guest rooms, a conference facility, and spa, and during the 2011-2012 winter, is refurbishing 39 rooms in the historic part of the main building.  Vacant available land may be used in the future to expand the hotel or build private residences.  See “Property Development” below.

OEH owns El Encanto—77 keys—in Santa Barbara, California.  The hotel is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens.  OEH closed this hotel in late 2006 for significant renovation, including the addition of 15 keys, a new Raymond Blanc-inspired restaurant, and a spa, pool and fitness center.  During 2011, OEH recommenced the renovation and expansion and currently expects to reopen El Encanto in late 2012 or early 2013.

Caribbean

La Samanna—83 keys—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.  During the 2011 closure, 46 guest rooms were refurbished, and renovation of the public areas is planned in 2012.  As described under “Property Development” below, OEH has developed part of the land adjoining La Samanna on both the French and Dutch sides of St. Martin as for-sale residences.  Unsold villas next to La Samanna provide additional room stock for the hotel.

Mexico

OEH owns the Maroma Resort and Spa—64 keys—on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun.  The resort opened in 1995 and is set in 25 acres of verdant jungle along a 1,000-foot beach.  The

Cozumel barrier reef is offshore where guests may fish, snorkel and scuba-dive.  Important Mayan archaeological sites are nearby.  Rooms are arranged in low-rise villas and there are two restaurants, three swimming pools, tennis courts and extensive spa facilities.  During 2011, eight guest rooms were refurbished as six new suites.  OEH owns a 28-acre tract adjacent to Maroma for hotel expansion or construction of private residences in the future.  See “Property Development” below.

OEH owns the Casa de Sierra Nevada—37 keys—a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site.  Opened in 1952, the hotel consists of nine Spanish colonial buildings built in the 16th and 18th centuries.  OEH has renovated the hotel, including its two restaurants, and has built new suites as well as a pool, spa and garden area.  The total site is approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of the World

South America

Built in the 1920s on a three-acre site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil, the Copacabana Palace—239 keys—is a famous hotel in South America and features two fine-dining restaurants, spacious function and banqueting rooms including the hotel’s refurbished former casino rooms with space for up to 1,800 persons, a 500-seat theater, a large swimming pool, spa and fitness center, and a roof-top tennis court and plunge pool.  In 2009, OEH refurbished 56 guest rooms and opened the destination Bar do Copa on the premises.  In 2011, a further 26 guest rooms and the Cipriani restaurant were refurbished and, during 2012, most of the remaining rooms in the main building and the lobby area will be refurbished, necessitating closure of the main building for a short period.  These improvements are expected to be completed in advance of Rio’s hosting the 2014 World Cup soccer tournament and 2016 Summer Olympics.

OEH operates Hotel das Cataratas—193 keys—beside the famous Iguassu Falls in Brazil on the border with Argentina, having been awarded a 20-year lease by the Brazilian government in 2007.  It is the only hotel in the national park surrounding the falls, a UNESCO World Heritage site.  First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool, spa and tennis court, and tropical gardens looking onto the falls.  OEH has completed a two-year phased renovation of the hotel and applied to the government to amend the lease including extension of the lease term.

Miraflores Park Hotel—82 keys—is located in the fashionable Miraflores residential district of Lima, Peru surrounded by parkland and looking onto the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, this all-suite hotel has two restaurants, a large ballroom, conference and meeting rooms, a rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land.

Southern Africa

The Mount Nelson Hotel—209 keys—in Cape Town, South Africa is a famous historic property opened in 1899.  With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has two restaurants (including the new concept Planet Restaurant opened in 2010), a ballroom, two swimming pools, tennis courts, and a fitness center and spa, all situated on ten acres of grounds.  There is expansion potential through incorporation into the hotel of adjoining residential properties owned by OEH.

The Westcliff Hotel—117 keys—is the only garden hotel in Johannesburg, South Africa, opened in 1998 and situated on six hillside acres with views over the city’s zoo and parkland.  Laid out in village style, its resort amenities include two swimming pools, a tennis court and a spa and health club.  The hotel attracts business guests because of its proximity to the city center.  A banquet and conference center occupies part of adjacent expansion land.

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

Asia Pacific

The Observatory Hotel—96 keys—is in the Rocks section of Sydney, Australia within walking distance of the central business district.  This hotel opened in 1993 and has two restaurant and lounge areas, extensive meeting and banquet rooms, a spa and health club with indoor swimming pool, and a large parking garage on a site of about one acre.  There is also access to a nearby tennis court.

In 2006, OEH acquired a group of six deluxe hotels in Southeast Asia described below, each built and decorated in traditional local style.

Napasai—55 keys—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam.  It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as diving and snorkeling in the nearby coral reef.  The guest rooms are arranged in seaview and garden cottages on a total site of about 40 acres on which 14 private villas have been built.  There is vacant land available to expand the hotel or build additional villas.  See “Property Development” below.  The hotel rents the existing villas to its guests as additional room stock on a revenue-sharing basis with the owners.

On Bali in Indonesia are two long-term leasehold properties, Jimbaran Puri Bali—64 keys—and Ubud Hanging Gardens—38 keys.  Jimbaran Puri Bali occupies seven beachfront acres on the south coast of the island.  Guest rooms are situated in cottages, and there are two restaurants, a swimming pool and ocean water sports.  OEH built and opened in 2009 22 one- and two-bedroom thatched villas, each with a private plunge pool.

Ubud Hanging Gardens is located on terraces on about seven steep hillside acres above the Ayung River gorge in the rain forest interior of Bali.  The hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.  Each key has its own private plunge pool.

La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor Wat, a UNESCO World Heritage site and the principal tourist attraction in the area, are near the hotel which has an indoor/outdoor restaurant and swimming pool.  OEH recently added eight suites and a spa to this property.

Built in 1920, The Governor’s Residence—48 keys—in the embassy district of Yangon, Myanmar (Burma) was originally the official home of one of the Burmese state governors.  It is a teak two-storey mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.  OEH originally owned a 66% interest in the property and acquired the minority interest in 2009.  See Note 4 to the Financial Statements.

In Luang Prabang, the ancient capital of Laos and a UNESCO World Heritage site, OEH owns a 69% interest in La Résidence Phou Vao—34 keys.  The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-storey buildings surrounded by lush gardens that include a restaurant, spa and swimming pool.

OEH has contracted to sell Bora Bora Lagoon Resort—76 keys—a Tahitian-style hotel set in bungalows over the lagoon water and additional beach and garden bungalows.  The hotel has been closed since February 2010 when it suffered extensive damage due to a cyclone.  See Note 2 to the Financial Statements.

Hotel Management Interests

Through a 50%/50% joint venture with a Spanish investment company, OEH owns and manages the famous Hotel Ritz—167 keys—in central Madrid near the financial district, Spanish parliament and many of the city’s well known tourist attractions.  Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the popular Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner renovated the public areas of the hotel and are working on plans for future refurbishment of the guest rooms.

OEH has a 50%/50% joint venture with local investors in Peru which operates the following five hotels under OEH’s exclusive management.

The Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cuzco, an important tourist destination in Peru and a UNESCO World Heritage site.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and has been upgraded since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Because of Cuzco’s high altitude, specially oxygenated ventilation has been added to some of the refurbished rooms.  The site measures approximately three acres under long-term lease.

Next door to Hotel Monasterio on the same site is a former palace and convent which the joint venture, using its own financial resources, is rebuilding as the separate Palacio Nazarenas—55 keys—scheduled to open in 2012.  This will be an all-suite hotel arranged around courtyards and featuring oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar.

The Machu Picchu Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site.  All of the rooms have been refurbished to a high standard.  The joint venture leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train.

The Peru hotel joint venture of OEH built and opened in April 2008 a small luxury bungalow hotel called Las Casitas del Colca—20 keys—on 57 acres north of Arequipa near the 11,000-foot high rim of Colca Canyon.  The hotel features individual casitas with plunge pools, an intimate main dining room and a swimming pool and spa.  Much of the produce served in the dining room is grown in the hotel’s gardens.  Guests enjoy tours of the scenic canyon, famous for its giant condors.

In December 2009, the Peru hotel joint venture acquired Hotel Rio Sagrado—23 keys—in the Sacred Valley of the Incas between Cuzco and Machu Picchu.  Opened in April 2009, this new rustic hotel has a spa with small swimming pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on OEH’s Peru Rail train service is a short distance from the hotel.

Restaurants

OEH’s only stand-alone restaurant at present is ‘21’ Club, the famous landmark restaurant at 21 West 52nd Street in midtown Manhattan in New York City near the Broadway theater district and many top tourist attractions.  Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine.  It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for functions, including the famous secret wine cellar.  During 2011, a new Bar ‘21’ was created in the restaurant’s lobby serving refreshments and light meals.

In 2007, OEH entered into purchase and development agreements to acquire a branch of the New York Public Library adjacent to ‘21’ Club, and planned to construct a mixed use hotel, library and residential development.  Following the slowdown in the U.S. economy in 2008 and 2009 and difficulty encountered in financing the project, OEH assigned its purchase and development agreements in April 2011 to a development company which reimbursed to OEH all of its previous deposit payments under the agreements and part of the fees and other costs that OEH had incurred in the project.  The assignee also acquired from OEH in December 2011 most of the excess development rights owned by ‘21’ Club.  See Note 7 to the Financial Statements.

Tourist Trains and Cruises

OEH’s principal European tourist trains, called the Venice Simplon-Orient-Express, operate in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 historic railway cars originally used on “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain and composed entirely of Pullman day coaches with a capacity for up to 230 passengers.  The other train is based on the European Continent and made up of Wagons-Lits sleeping cars, three dining cars and a bar car with capacity for up to 180 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel across the English Channel by coach on the Eurotunnel shuttle train.  Occasional trips are also made from time to time to Vienna, Prague, Dresden, Krakow, Budapest and Istanbul.

The 11 British Pullman dining cars of Venice Simplon-Orient-Express with capacity up to 230 passengers operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

The Northern Belle tourist train offers day trips and charter service principally in the north of England.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of six dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 250 passengers.  Full course meals are served on board and passengers stay in local hotels on overnight itineraries.

OEH owns the Royal Scotsman luxury tourist train composed of nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a lounge car, and accommodating up to 36 passengers.  Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.

Peru Rail is a 50%/50% joint venture between OEH and Peruvian partners formed to operate part of the state-owned railways in Peru under a 30-year franchise awarded in 1999 and extendable every five years, upon the joint venture’s application, up to 25 additional years.  The joint venture pays the government a fee related to traffic levels which can be partially offset against investment in track improvements.  The 70-mile Cuzco-Machu Picchu line carries mainly tourists visiting the famous Inca ruins, the principal means of access because there is no convenient road, as well as local passenger traffic.  In 2009, other carriers began to operate on this line in competition with Peru Rail for the first time.  A second rail line runs from Cuzco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract.  The Cuzco-Machu Picchu line connects four of OEH’s Peruvian hotels, allowing inclusive tours served by OEH’s Hiram Bingham luxury tourist train with capacity up to 84 passengers.  OEH also operates a deluxe daytime tourist train called the Andean Explorer on the Cuzco-Puno route through the High Andes mountains.

The Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok.  The journey includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are offered to places of historic, scenic and cultural interest in the region.  Originally built in 1970, the 24 cars were substantially rebuilt to an elegant oriental style of décor and fitted with modern facilities such as air conditioning and private bathrooms.  The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 130 passengers.  The Eastern & Oriental Express is available for charter by private groups.  OEH manages the train exclusively and has a 25% shareholding in the owning company.

OEH owns and operates a deluxe river cruise ship on the Irrawaddy River in central Myanmar called the Road To Mandalay.  The ship was a Rhine River cruiser built in 1964 which OEH bought and refurbished.  It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Pagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest.  Three- to seven-night itineraries are offered, including airfare to and from the ship.  The ship does not operate in the hottest summer months and occasionally when the water level of the Irrawaddy River falls too low due to lack of rainfall.

OEH owns five luxury river and canal boats (called péniche-hôtels) operating as Afloat in France in Burgundy, Provence and other rural regions of France.  They accommodate between four and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants.  Shore excursions are organized each day.

Property Development

OEH has pursued opportunities in the past to develop the real estate adjoining its hotels.  In addition to expansion by adding guest rooms and other facilities at the hotels, certain of OEH’s properties have vacant land suitable for construction of deluxe for-sale residential homes and condominium units.  At present, OEH has no plans to build new residential projects.

OEH’s largest completed development is Porto Cupecoy on the Dutch side of St. Martin, on 12 acres of land on Simpson Bay Lagoon near La Samanna hotel.  It consists of 184 condominium units and 35,000 square feet of commercial space around a Mediterranean-style piazza, and a marina with pleasure boat slips.  The condominium units range in size from 1,000 to 6,000 square feet.  At December 31, 2011, 111 units at Porto Cupecoy have been sold through local on-site sales personnel and listing with third-party real estate agents.  In addition, OEH plans to sell the commercial space and remaining marina slips.

On a portion of 37 available acres on the French side of St. Martin, OEH built the Villas at La Samanna consisting of eight large homes in three- or four-bedroom configurations, each with a private swimming pool and access to La Samanna’s amenities and services as well as a hotel-sponsored rental program.  In December 2009, OEH entered into a deferred sale agreement covering four of the villas under which a third party has the option to acquire them by the end of 2012. The remaining four villas are currently being leased in the hotel’s rental program.

When OEH acquired Napasai in Thailand in 2006, development of 14 private villas was already underway on the hotel’s 40-acre site.  Two villas remain for sale, and land is available to expand the hotel or build more residences in the future.

Other OEH hotels with vacant land for expansion or development include Maroma Resort and Spa in Mexico and Inn at Perry Cabin in Maryland.

OEH’s sale of Keswick Hall in Virginia in January 2012 included the hotel’s Keswick Club golf course and a subdivision of 87 home sites including roads and other infrastructure, about half of which remained unsold.  See Note 2 to the Financial Statements.

Management Strategies

As the foregoing indicates, OEH has a global mix of deluxe hotel and travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  Leisure customers produce about 82% of annual revenue and 66% of the room nights, while corporate/business travelers account for the rest.  OEH’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences OEH offers compared to its competitors.

OEH benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.  These long-term trends suffered setbacks at various times in recent years due to the global economic downturn, preceded by the shock of terrorist attacks and resulting public concerns about travel safety, regional conflicts in Iraq, Afghanistan and other parts of the world, and the threatened SARS and swine flu epidemics.  Management believes, however, that the public’s confidence in international travel and demand for luxury hotel and tourist products will be sustained over the long term.

OEH’s mission is to be recognized as a top luxury hotel company and sophisticated adventure travel operator in its markets, delivering memorable experiences that are the ultimate expression of each destination’s authentic culture, through the individual character and creativity of the OEH team.  OEH plans to grow the business in the long term by:

•                  increasing revenue and earnings at its established properties and recent acquisitions, including by increasing occupancy and operating profit retention from incremental revenue,

•                  expanding existing hotels where land or space is available and potential investment returns are relatively high,

•                  increasing the utilization of its tourist trains and cruises by adding departures,

•                  acquiring additional distinctive luxury properties throughout the world that have attractive potential investment returns,

•                  entering into contracts to manage hotels owned by others and which meet OEH’s selection criteria,

•                  disposing of underperforming assets to reduce leverage and redeploy the capital in properties with higher potential returns, and

•                  increasing awareness of the “Orient-Express” brand in both established and new markets while maintaining the strengths of OEH’s local property brands.

Factors in OEH’s evaluation of a potential acquisition or management opportunity include the uniqueness and deluxe nature of the property, attractions and experiences for guests in the vicinity, acceptability of financial returns, upside potential through pricing, expansion or improved marketing, limitations on nearby competition, and convenient access.  Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are usually low.

OEH plans to continue owning or part-owning and operating most of its properties, which allows OEH to develop the properties’ distinctive local character and to benefit from current cash flow and potential future gains on sale.  OEH considers its combined owner/operator role as efficient and consistent with the long-term nature of its assets.  Self-management or management with equity interest has enabled OEH to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with market adjustments, price changes, expansions and renovations to improve cash flow and enhance asset values.

OEH also plans to pursue long-term contracts to manage hotels principally on a fee basis where OEH may have only a small or no ownership interest and where the hotels would otherwise meet OEH’s selection criteria.  Management contracts are expected to facilitate OEH’s entry into new markets, such as gateway cities in the Americas, Europe and Asia, and would expand awareness of the “Orient-Express” brand and allow OEH to conserve investment capital.  As owner of many unique and deluxe properties that OEH operates itself, OEH believes it is well positioned to manage comparable hotels for others.

Management is implementing a strategy to reduce OEH’s long-term debt position.  A number of non-core assets not considered key to OEH’s portfolio of unique, high valued properties have been identified, and management is seeking to sell these in a measured timescale with the primary purposes of de-leveraging OEH’s balance sheet and providing capital for refurbishment and growth opportunities.  In the last three years, OEH has sold Keswick Hall in Virginia, Hôtel de la Cité in Carcassonne, France, La Cabana restaurant in Buenos Aires, Lilianfels Blue Mountains Resort in Australia west of Sydney, Windsor Court Hotel in New Orleans, and Lapa Palace in Lisbon, and has removed the debt related to these properties from its balance sheet. See Note 2 to the Financial Statements. At the same time, OEH has restructured or reduced its remaining long-term debt, although new debt was incurred in January 2010 when Grand Hotel Timeo and Villa Sant’Andrea were purchased and will be incurred for completion of the El Encanto renovation.  In addition, OEH’s debt-free developments of residential real estate described under “Property Development” above are being progressively sold over the medium term to generate cash proceeds.  See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of OEH’s individual properties, such as the Hotel Cipriani, Copacabana Palace and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travelers will choose an individually styled property in preference to a chain brand characterized by uniform standards across the portfolio.  OEH promotes its individual properties together through the “Orient-Express” umbrella brand which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

OEH is pursuing a strategy to increase recognition of the “Orient-Express” brand globally throughout OEH’s business segments and product offerings.  In 2011, for example, OEH conducted an Internet-based awareness campaign called “Orient-Express, a journey like no other” placed on a variety of lifestyle and travel websites in the U.S. and linked to short videos set around selected OEH properties.  This strategy is intended to position OEH as a collection of deluxe travel and hospitality experiences, each individually branded and focused on authentic local product and service.  Management believes this recognition strategy will provide OEH with public relations and commercial advantages, increase efficiencies and the effectiveness of the OEH portfolio, grow revenue and repeat business from customers, and be attractive to property owners and potential joint venture partners.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (prioritizing strategic travel agents and tour operators and electronic channels such as the Internet), cross-selling to customers, and public relations.  OEH has a corporate sales force located in 16 cities in the U.S., Brazil, Mexico, seven European countries, Australia and Japan.  OEH also has local sales representatives responsible for the properties where they are based.

OEH’s sales staff train preferred travel industry and distribution partners, negotiate with group and corporate account representatives, and conduct marketing initiatives such as direct mailings, e-commerce, trade show participation and event sponsorship.  OEH participates in a number of luxury travel partner programs, such as “American Express Centurion” and the “Virtuoso” travel agent consortium.  OEH offers its top travel agents and other industry partners’ free participation in OEH’s “Bellini Club” providing training courses, special commissions and sales support for all OEH products worldwide.

Websites and e-marketing are important direct sales and marketing tools for OEH.  Through its principal website (www.orient-express.com) and the websites of the individual properties, OEH provides extensive descriptions and images of the properties and guest activities in English and other languages.  Direct online booking capability is provided as well as affiliate programs for online partners.  OEH operates other Internet travel portals that direct customers to OEH’s properties, and works with other selected electronic distribution channels.  Social media such as Facebook and Twitter are important marketing tools.

Because repeat customers appreciate the consistent quality of OEH’s hotels, restaurants, trains and cruises, an important part of OEH’s strategy is to promote OEH properties through various cross-selling efforts.  These include the in-house “Orient-Express Traveller” directory, enhanced customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers. In addition, OEH sells luxury souvenir goods branded with the names of its travel products.

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of OEH’s properties, guests often hear about OEH’s hotels and other travel products through word-of-mouth or published articles.  OEH has an in-house public relations office in London and representatives in 14 countries worldwide, including third-party public relations firms under contract, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Corporate Social Responsibility

OEH is a member of the International Tourism Partnership and pursues responsible business practices furthering the sustainability of tourism by seeking to minimize the negative impact on the environment and to increase contributions to conservation, cultural heritage preservation and local community development.  OEH’s activity in this area has included the following examples:

•                 In the U.S., Charleston Place created the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals for up to 500 persons following food shelter closures, helping to alleviate the strain on local emergency food providers.  This successful program has been adopted in other U.S. cities.

•                  In Russia, Grand Hotel Europe has established its own charitable foundation to help underprivileged children and youth, working closely with local orphanages and organizations to identify those in need.

•                  In Botswana, OEH’s game-viewing lodges support the Endangered Wildlife Trust, a Southern Africa organization.  Staff participates in various programs such as protection of the wattled crane, an endangered species, in the Moremi Wildlife Reserve.

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

•                  In Italy, Venice Simplon-Orient-Express and Hotel Cipriani have long been supporters of the preservation projects of Save Vanice and Venice in Peril seeking to maintain the city’s threatened heritage, including work to preserve an 18th century screen housed in the Oriental Museum of Venice.

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, OEH’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel & Leisure and Tatler and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as the American Automobile Association.  The awards are based on opinion polls of the publications’ readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

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

OEH’s strategy is to acquire or manage only hotels which have special locations and distinctive character, offering unique travel experiences.  Many are in areas with interesting local history or high entry barriers because of zoning restrictions.  OEH builds its competitive advantage by offering high quality service and cuisine, usually with a local flavor.  Typically, therefore, OEH competes by providing a special combination of location, character, cuisine, service and experiential activities rather than relying on price competition.

OEH’s luxury tourist trains have no direct competitors.  Other passenger trains operate on the same or similar routes, including the Cuzco-Machu Picchu line of Peru Rail, but management believes OEH’s trains and onboard service are unique and of such superior quality that guests consider an OEH train journey more of a luxury experience and an end in itself than merely a means of transport.

Employees

OEH currently employs about 8,100 full-time-equivalent persons, about 1,700 of whom are represented by labor unions.  Approximately 6,500 persons are employed in the hotels and restaurants, 1,400 in the trains and cruises business, and 200 in central administration, sales and marketing and other activities.  Management believes that OEH’s ongoing labor relations are satisfactory.  Through its various training and other human resources programs, OEH seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

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

Besides the specific conditions discussed in the risk factors below, these adverse factors include:

•                  cyclical downturns arising from changes in economic conditions and general business activities, which impact levels of travel and demand for travel products,

•                  rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services,

•                  political instability of the governments of some countries where OEH’s properties are located, resulting in depressed demand,

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

•                  changes in popular travel patterns,

•                  competition from other hotels and leisure time activities,

•                  periodic local oversupply of guest accommodation, which may adversely affect occupancy and actual rates achieved,

•                  increases in operating costs at OEH’s properties due to inflation and other factors which may not be offset by increased revenues,

•                  economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•                  expropriation or nationalization of properties by foreign governments, and limitations on repatriation of local earnings,

•                  failure to comply with applicable anti-corruption laws or trade sanctions, exposing OEH to claims for damages, financial penalties and reputational harm,

•                  foreign exchange rate movements causing fluctuations in OEH’s reported revenues and costs and impacting demand for OEH’s properties,

•                  adverse weather conditions such as severe storms or destructive forces like fire or flooding that sometimes result in closure of properties,

•                  reduction in domestic or international travel and demand for OEH’s properties due to actual or threatened acts of terrorism or war, or the outbreak of contagious disease, and heightened travel security measures instituted in response to these events,

•                  interference with customer travel due to accidents or industrial action, increased transportation and fuel costs, and natural disasters, and

•                  seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

The effects of many of these factors vary among OEH’s hotels and other properties because of their geographic diversity.

For example, civil unrest in Myanmar in September 2007 resulted in reservation cancellations at The Governor’s Residence and Road To Mandalay at the beginning of the seasonal high demand period for those properties.  Bookings were recovering but suffered a new setback when the hotel and ship were damaged by a cyclone hitting Myanmar in May 2008.

Also, as a result of the terrorist attacks in the United States in September 2001 and the subsequent military actions in Afghanistan and Iraq, international, regional and even domestic travel was disrupted and public concerns about travel safety increased significantly.  Demand for most of OEH’s properties declined substantially in the latter part of 2001 and in 2002. Future acts of terrorism or a military action, or the threat of either, could again reduce leisure and business travel, thereby adversely affecting OEH’s results.

The weakened economies of North America, Europe and other regions in 2008-2009 and the simultaneous disruption of financial markets resulted in earnings declines at most of OEH’s properties and in shorter lead times for reservations due to customers’ economic uncertainty.  As a result, OEH’s ability to forecast operating results and cash flows was reduced.  These factors also affected OEH’s liquidity outlook.  See “Risks Relating to OEH’s Financial Condition and Results of Operations’ below.

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

Also, new or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets in which OEH operates.  For example, new passenger rail services have recently started to operate on the Cuzco-Machu Picchu line of Peru Rail in direct competition, which has had some impact on Peru Rail’s profitability. As another example, largely because of increased hotel competition in Bora Bora and high local cost structures, OEH has contracted to sell its Bora Bora Lagoon Resort now closed due to cyclone damage in 2010.

OEH competes for hotel acquisition and management contract opportunities with others who may have greater financial resources.  These competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage.  This competition may have the effect of reducing the number of suitable acquisition and management contract opportunities offered to OEH and increasing its costs or reducing its operating margins because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, development and construction, and environmental matters, and compliance with these laws could reduce profitability of properties that OEH owns or manages.

OEH’s various properties are subject to numerous laws and government regulations, including those relating to the preparation and sale of food and beverages, liquor service, and health and safety of premises.  The properties are also subject to laws governing OEH’s relationship with employees in such areas as minimum wage and maximum working hours, overtime, working conditions, health and safety, hiring and firing employees and work permits.

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

OEH intends to increase its revenues and earnings in the long term by acquiring new properties, managing new properties under contract, and expanding existing properties.  The ability to pursue new growth opportunities successfully will depend on management’s ability to:

•                  identify properties suitable for acquisition, management and expansion,

•                  negotiate purchases or construction on commercially reasonable terms or successfully negotiate management contracts of properties OEH does not own or in which it has only a non-controlling interest,

•                  obtain the necessary financing and government permits or approvals,

•                  build on schedule and with minimum disruption to guests, and

•                  integrate new properties into OEH’s operations.

Also, the acquisition of properties in new locations may present operating and marketing challenges that are different from those experienced at OEH’s existing locations.  OEH can provide no assurance that management will succeed in this growth strategy.

OEH plans to develop new properties in the future.  New project development is subject to such adverse factors as:

•                  site deterioration after acquisition,

•                  inability to obtain necessary government permits,

•                  inclement weather,

•                  labor or material shortages,

•                  work stoppages,

•                  unavailability of equity funding, construction finance and mortgage loans on acceptable terms,

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

For example, El Encanto in Santa Barbara was originally closed for extensive renovations in late 2006, with an expected reopening in 2008.  However, because of changes in rebuilding plans, delays in obtaining government permits, a slower pace of construction than initially expected, and difficulty until 2011 in obtaining financing of the renovation, the reopening of the hotel has been delayed and is currently scheduled to occur in late 2012 or early 2013.

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

For example, OEH contracted in 2007 to purchase and redevelop a building next to its ‘21’ Club restaurant in New York as a mixed-use hotel, library and residential property.  Because of the economic downturn in 2008 and 2009 in the United States and difficulty in financing the project, OEH could not complete the project and instead assigned the purchase and development contracts in 2011 to another developer.

OEH’s operations may be adversely affected by extreme weather conditions and the impact of natural disasters, and insurance may not fully cover these and other risks.

OEH operates properties in many locations, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues are dependent on the revenues of individual properties, extreme weather conditions from time to time can have a major adverse impact upon individual properties or particular regions.  For example, hurricanes in August and October 2005 caused damage to Maroma Resort and Spa on Mexico’s Yucatan Peninsula and OEH’s then-owned Windsor Court Hotel in New Orleans, resulting in temporary closure of the hotels for repairs.  Similarly, flooding and landslides due to heavy rains in the Machu Picchu region of Peru in January 2010 resulted in closure of parts of the Cuzco-Machu Picchu line of Peru Rail until June 2010 while the damaged track was repaired.

Furthermore, depending on the location and configuration of certain OEH properties, such as along coasts, lagoons or rivers, they may be subject to possible adverse consequences of global climate change, including high water or increased extreme weather patterns.

OEH carries property, loss of earnings, liability and other kinds of insurance in amounts management deems reasonably adequate, but damages may exceed the insurance limits or be outside the scope of coverage.  Also, insurance against some risks may be unavailable to OEH on commercially reasonable terms, requiring OEH to self-insure against possible loss.

If the relationships between OEH and its employees were to deteriorate, OEH may be faced with labor shortages or stoppages, which would adversely affect the ability to operate its facilities and could cause reputational harm to OEH.

OEH’s relations with its employees in various countries could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees’ providing a high level of personal service, and any labor shortage or stoppage caused by poor relations with employees, including unionized labor, could adversely affect the ability to provide those services, which could reduce occupancy and revenue and tarnish OEH’s reputation.

OEH’s plans to expand existing properties, to develop new ones and possibly to build residential units for sale at some properties are subject to project cost, completion and resale risks.

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

Occurrence of any of these risks could adversely affect the profitability of planned expansions and new developments.  For example, OEH’s Porto Cupecoy residential development in St. Martin encountered certain of these factors such as cost overruns, construction defects, low financing availability, and market conditions for sales of completed units at prices less than originally expected.

OEH’s owned hotels and restaurants are subject to risks generally incidental to the ownership and operation of commercial real estate and often beyond its control.

These include:

•                  fluctuating values of commercial real estate and potential asset value impairments due to operating performance falling short of expectation or other triggering events,

•                  changes in national, regional and local economic and political conditions,

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

OEH has undertaken a program to sell owned properties that are non-core to its business, as well as to continue selling its completed for-sale residential real estate.  In an unfavorable commercial and residential real estate market, OEH may be unable to sell properties at values it is seeking, particularly during an economic downturn and weakness in credit markets, or sell them at the pace OEH had planned. For example, during 2011, OEH determined that the current fair value of real estate held for sale at the Porto Cupecoy development no longer exceeded the carrying value, and recognized an additional non-cash impairment charge of $36,868,000 (2010 - $24,616,000) on this development.

Loss or infringement of OEH’s brand names could adversely affect its business.

In the competitive hotel and leisure industry in which OEH operates, trademarks and brand names are important in the marketing, promotion and revenue generation of OEH’s properties. OEH has a large number of trademarks and brand names, and expends resources each year on their surveillance, registration and protection. For example, during 2010, OEH settled protracted litigation to defend its “Cipriani” brand in Europe. OEH’s future growth is dependent in part on increasing and developing its brand identities.  The loss, dilution or infringement of any of OEH’s brand identities could have an adverse effect on its business, results of operations and financial condition.

Failures in OEH’s information technology systems or in protecting the integrity of data could reduce revenue and earnings and result in reputational harm.

OEH’s business depends on the efficient operation of its IT systems such as for reservations, hotel services and financial reporting.  These systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, computer viruses, security breaches and similar events.  These could cause service delays or interruptions in OEH’s business or loss of data and result in lost revenue, added remedial costs and reputational harm.

Also, OEH collects data relating to its customers for various business purposes such as marketing and promotions.  The collection and use of this information is governed by various privacy laws which are evolving and may vary between countries.  Compliance with these laws may increase OEH’s costs or limit the marketing and promotion of its properties.  In addition, non-compliance or a security breach involving systems using customer data may result in claims for damages or fines and in restrictions on the use or transfer of the data.

Some OEH properties are geographically concentrated in countries where national economic downturns, political events or other changing conditions beyond OEH’s control could disproportionately affect OEH’s business.

While OEH’s geographic diversification in 24 countries lessens the dependence of its results of operations on any particular region, OEH owns eight hotels in Italy and one hotel in Peru and its 50/50 joint ventures in Peru operate a further five hotels (including one scheduled to open in 2012) as well as Peru Rail.  Due to this concentration of properties in these two countries, OEH’s business is more exposed to national events or conditions in Italy and Peru than other countries where OEH operates, such as:

•                  changing local economic and competitive conditions,

•                  natural and other disasters,

•                  new government laws and regulations, and

•      changes in government administrations.

For example, possible economic recession in Italy due to current euro-zone debt problems may adversely impact demand for OEH’s Italian hotels from the local domestic market or from other euro-zone countries.

OEH may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations of those joint ventures.

Seven of OEH’s hotels (including one under development) and two of its tourist trains are owned by joint venture companies in which OEH has an investment of 50% or less and shares control of at least some significant aspects of their businesses, such as expenditure for capital improvements.  These joint venture investments of OEH involve risks somewhat different from 100% ownership because OEH’s partners

•                  may be unable to meet their financial obligations to the joint venture,

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

Risks Relating to OEH’s Financial Condition and Results of Operations

Economic downturns and disruption in the financial markets could adversely affect OEH’s financial condition and results of operations.

Financial markets in the United States, Europe and Asia experienced significant disruption in 2008 and 2009, including volatility in securities prices and diminished liquidity and credit availability.  Furthermore, the economic slowdown during this period in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spent on travel, hotels, dining and entertainment.  Largely as a result, OEH experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for OEH’s hotels and other travel products.  OEH’s consolidated revenue and earnings from continuing operations declined in 2008 and 2009.  Although revenue increased in 2010 and 2011, OEH incurred a loss in the latter two years due mainly to higher costs and impairment charges.

While the global economy improved in 2010 and 2011, if adverse general economic conditions recur, OEH’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition, including OEH’s ability to comply with financial covenants in its loan facilities, could be adversely impacted.

This risk exists in euro-zone countries where OEH has 11 hotels, the Venice-Simplon-Orient-Express tourist train and the Afloat in France cruise business. If current uncertainty regarding sovereign euro-zone debt persists or worsens, financial markets could experience disruption and consumer confidence could weaken, possibly resulting in less demand for these properties due to weakening of the local economies where they operate.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to raise additional funds for its cash requirements for working capital, commitments and debt service.

During the 12 months ending December 31, 2012, OEH will have approximately $78,800,000 of scheduled debt repayments including working capital and capital lease payments. This includes $10,000,000 of debt that was repaid in January 2012 upon the sale of Keswick Hall, and approximately $24,299,000 of debt falling due in 2012 which OEH is in negotiation to refinance. In 2013, OEH will have approximately $133,256,000 of scheduled debt repayments including capital lease payments.  Additionally, OEH’s capital commitments at December 31, 2011 amounted to $15,432,000.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate. During 2010, for example, OEH refinanced bank loans having total principal amounts outstanding of $374,400,000 (at December 31, 2010 exchange rates) and publicly offered and sold in the United States new class A common shares of the Company raising total net proceeds of $248,052,000.  See “Liquidity” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

However, OEH can give no assurance that additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that OEH will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, or that other cash-saving steps management may take to enhance OEH’s liquidity and capital position will bridge any shortfall.  If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in OEH’s financing agreements could be breached or could limit management’s discretion in operating OEH’s businesses, causing OEH to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH has 17 loan facilities with commercial banks. There are three facilities which have outstanding principal amounts in excess of $50,000,000 and nine with outstanding principal amounts greater than $10,000,000 but less than $50,000,000, and the remainder has less than $10,000,000 outstanding per facility.  Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

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

If OEH fails to comply with the restrictions in present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt which contains cross-default provisions.  A default could also allow the creditors to foreclose on the properties collateralizing the debt.

At December 31, 2011, one OEH subsidiary was out of compliance with financial covenants in a $2,900,000 loan facility.  This non-compliance is expected to be rectified in early 2012.

In addition, at December 31, 2011, three unconsolidated joint venture companies were out of compliance with financial covenants in their loan facilities as follows (see Note 5 to the Financial Statements):

•                 the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at December 31, 2011 with the debt-service-coverage ratio in a loan facility of the joint venture amounting to $20,011,000.  Subsequent to December 31, 2011, a waiver of this non-compliance was received by the borrower.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture;

•                  the unconsolidated Peru rail joint venture in which OEH has a 50% interest was out of compliance with a leverage covenant in a loan of $9,052,000 and a debt-service-coverage ratio in a loan of $9,075,000. The loan of $9,052,000 is guaranteed by the Company. Discussions with the banks are ongoing to bring the joint venture back into compliance.  The $9,075,000 loan is non-recourse to and not credit supported by OEH while it remains a 50% owner of the joint venture; and

•                 the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance with the debt-service-coverage ratio in its first mortgage loan facility amounting to $88,926,000.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they provided separate partial guarantees of €7,500,000 ($9,736,000) each, as of December 31, 2011.  Subsequent to December 31, 2011, a six-month waiver of this non-compliance was received by the borrower.

OEH recognizes the risk that a property-specific or group consolidated loan covenant could be breached.  OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in the borrowing costs.  If a covenant breach occurred in a material loan facility and OEH was unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured or waived, OEH’s liquidity would be materially adversely affected.

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

OEH has a large amount of debt in its capital structure and may incur additional debt from time to time.  As of December 31, 2011, OEH’s consolidated long-term indebtedness was $543,888,000 (including the current portion). Long-term indebtedness of OEH’s consolidated variable interest entities was $90,529,000. This substantial indebtedness could:

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

OEH must also repay or refinance its indebtedness in the future.  Although OEH may seek to refinance its indebtedness, OEH may be unable to obtain refinancing on satisfactory terms.  OEH’s failure to repay indebtedness when due may result in a default under that indebtedness and cause cross-defaults under other OEH indebtedness. See “Liquidity” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Increases in interest rates may increase OEH’s interest payment obligations under its existing floating rate debt, and refinanced debt may have higher interest rates that the debt refinanced.

After taking into account OEH’s fixed interest rate swaps, approximately 47% of OEH’s consolidated long-term debt at December 31, 2011 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but OEH can give no assurance that those hedges will lessen the impact on OEH of rising interest rates. Also, as OEH refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

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

Under the law of Bermuda where the Company is incorporated, it may not pay dividends or make other distributions on the class A and B common shares if there are reasonable grounds for believing that the Company is, or after the payment would be, unable to pay its liabilities as they become due, or if the realizable value of OEH’s assets is less than the aggregate of its liabilities, issued share capital and “share premium accounts” (share premium is defined as the amount of shareholders’ equity over and above the aggregate par value of issued shares).  OEH can give no assurance that the Company will not be restricted by Bermuda law from paying dividends.

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

As an example of these estimates and judgments, OEH evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable.  OEH’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  OEH cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, it may be required to record a further charge in a future statement of operations for goodwill impairment losses, in addition to the impairment charges on continuing operations of $12,422,000 in 2011, $5,895,000 in 2010 and $6,287,000 in 2009.

OEH has a material weakness in its internal control over financial reporting related to its tax accounting.  If OEH fails to establish and maintain proper and effective internal controls, its ability to produce accurate financial statements could be impaired, which could adversely affect OEH’s operating results, and investor, supplier and customer confidence in its reported financial information.

As described in Item 9A—Controls and Procedures, during the fourth quarter of 2011, management determined that OEH had a material weakness in its system of internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in a reasonable possibility that a material misstatement of OEH’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain deferred tax assets and liabilities and its current and deferred tax expense. As a result, there were errors in the tax accounts in the preliminary consolidated financial statements that were corrected prior to issuance of OEH’s consolidated financial statements for the year ended December 31, 2011.  While OEH has taken steps to remediate this material weakness, it has not yet fully implemented its remediation plan.  Until this material weakness is fully remediated, it could lead to errors in OEH’s reported financial results and could have a material adverse effect on OEH’s operations, investor, supplier and customer confidence in its reported financial information and the trading price of OEH’s class A common shares.

Risks of Investing in Class A Common Shares

The Company is not restricted from issuing additional class A or class B common shares, and any sales could negatively affect the trading price and book value of the class A common shares outstanding.

The Company may in its discretion sell newly issued class A or B common shares from time to time in the future.    There can be no assurance that the Company will not make significant sales of class A or B common shares in public offerings or private placements to raise capital, for funding future acquisitions, in employee equity compensation programs or for other corporate purposes.  Any sales could materially and adversely affect the trading price of the class A shares outstanding or result in dilution of the ownership interests of existing shareholders.

The price of the class A common shares may fluctuate significantly, which may make it difficult for shareholders to sell the class A common shares when they want or at desired prices.

The price of the class A shares on the New York Stock Exchange constantly changes.  OEH management expects that the market price of the class A shares will continue to fluctuate.  Holders of class A shares will be subject to the risk of volatility and depressed prices.

The price of class A shares can fluctuate as a result of a variety of factors, many of which are beyond OEH’s control.  These factors include:

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

In addition, the stock market in general can experience volatility that is often unrelated to the operating performance of a particular company.  This volatility can arise, for example, because of disruption in capital markets and contraction of credit availability, and can be significant.  These broad market fluctuations may adversely affect the market price of the class A shares.

Investors in an offering of class A common shares by the Company may pay a much higher price than the book value of the outstanding class A common shares.

If investors purchase class A shares in an offering by the Company, they may incur immediate and substantial dilution representing the difference between OEH’s net book value and the as-adjusted net book value per share after giving effect to the offering price.  The Company may also in the future issue additional class A shares in connection with compensation of OEH’s management, future acquisitions, future public offerings or private placements of class A shares for capital raising purposes or for other business purposes, all of which may result in the dilution of the ownership interests of holders of outstanding class A shares.  Issuance of additional class A shares may also create downward pressure on the trading price of outstanding class A shares that may in turn require the Company to issue additional shares to raise funds through sales of its securities.  This may further dilute the ownership interests of holders of outstanding class A shares.

OEH may have broad discretion over the use of the net proceeds from any offering of class A common shares.

OEH may have broad discretion as to the use of the proceeds from any offering by the Company of its class A shares.  Accordingly, investors would be relying on the judgment of the Company’s board of directors and OEH’s management with regard to the use of these net proceeds, and may not have the opportunity, as part of the investment decision, to assess whether the proceeds are being used appropriately.  It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for OEH.

A subsidiary of the Company, which has two Company directors on its board of directors, may control the outcome of most matters submitted to a vote of the Company’s shareholders.

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 64% of the combined voting power of class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A shares representing an additional 0.3% of combined voting power.  In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A shares having one-tenth of one vote per share and holders of class B shares having one vote per share.  Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

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

Certain institutional shareholders representing two hedge fund groups challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares.  Those resolutions were rejected at the October 10, 2008 special general meeting of shareholders of the Company by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda on January 12, 2009 against the Company, Holdings and certain of the Company’s directors seeking similar and related relief, including a declaration that the Company holding or voting class B shares, directly or indirectly, was unlawful and an order restraining Holdings from exercising its voting rights attached to the class B shares.  After a trial on preliminary issues relating to the legality of the holding of class B shares in the Company by Holdings, the Court ruled on June 1, 2010 that it is lawful for Holdings to hold and exercise voting rights in respect of class B shares in the Company held by Holdings and struck out the petition in its entirety.  The Court also awarded the respondents their defense costs incurred in the proceedings.  The foregoing description of the Court’s judgment does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.1 to its Current Report on Form 8-K dated June 1, 2010 on the front cover and is incorporated herein by reference.

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

Provisions in the Company’s charter documents, and the preferred share purchase rights currently attached to the class A and class B common shares, may discourage a potential acquisition of OEH, even one that the holders of a majority of the class A common shares might favor.

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

The Company has in place a shareholder rights agreement providing for rights to purchase series A junior participating preferred shares of the Company.  The rights are not currently exercisable, and they are attached to and transferable with the class A and B common shares on a one-to-one basis.  These rights may have anti-takeover effects on a potential acquirer holding 15% or more of the outstanding class A or B common shares.

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

The Company is incorporated in Bermuda, a majority of its directors and officers are residents of Bermuda, Europe and Singapore, and most of its assets and the assets of its directors and officers are located outside the United States.  As a result, it may be difficult for shareholders to:

•                  effect service of process within the United States upon the Company or its directors and officers, or

•                  enforce judgments obtained in United States courts against the Company or its directors and officers based upon the civil liability provisions of the United States federal securities laws.

OEH has been advised by its Bermuda legal counsel that there is doubt as to:

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

OEH owns 33 hotels worldwide (including nine under long-term lease), four European tourist trains, its river cruise ship in Myanmar and five small French canal boats, and one stand-alone restaurant in the United States, and owns interests of 50% or less in seven hotels in Peru, Spain and the U.S. (including four under long-term lease), its Southeast Asian tourist train and Peru Rail, all as described in Item 1—Business above.  Of the hotels, one is closed and under contract to be sold in 2012, and two others are under redevelopment and are expected to open in 2012 or early 2013.  The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise businesses are occupied under operating leases.

ITEM 3.	Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.	Mine Safety Disclosure

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a class A common share in 2011 and 2010 as reported for New York Stock Exchange composite transactions:

	2011		2010
	High	Low	High	Low

First quarter	$14.24	$11.44	$14.31	$9.71
Second quarter	12.58	9.66	15.54	7.35
Third quarter	11.42	6.50	11.60	6.80
Fourth quarter	9.05	6.02	13.10	10.56

The Company paid no cash dividends in 2011 and 2010.

The Islands of Bermuda where the Company is incorporated have no applicable government fiscal or monetary laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions to nonresident holders of the class A and B common shares of the Company or which subject United States holders to taxes.

At February 17, 2012, the number of record holders of the class A common shares of the Company was approximately 60.

During 2011, the Company made no offering of its class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2011, no purchases of the Company’s common shares were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(d) and (e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.	Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	2011 $’000	2010 $’000	2009 $’000	2008 $’000	2007 $’000

Revenue	588,559	561,142	440,602	483,177	505,180

Impairments (1)	(59,120)	(37,967)	(6,500)	(28,262)	—

Gain on disposal of fixed assets (2)	16,544	—	1,385	—	2,312

Earnings from unconsolidated companies, net of tax	4,357	2,258	4,183	16,771	16,425

Net (losses)/earnings from continuing operations	(65,460)	(60,570)	(18,959)	7,680	53,316

Losses from discontinued operations, net of tax (3)	(22,136)	(2,010)	(49,778)	(34,034)	(19,461)

Net (losses)/earnings	(87,596)	(62,580)	(68,737)	(26,354)	33,855

Net losses attributable to non-controlling interests	(184)	(179)	(60)	(197)	(213)

Net losses attributable to Orient-Express Hotels Ltd.	(87,780)	(62,759)	(68,797)	(26,551)	(33,642)

	2011 $	2010 $	2009 $	2008 $	2007 $

Basic (losses)/earnings per share:
Net (losses)/earnings from continuing operations	(0.64)	(0.66)	(0.28)	0.17	1.26
Net losses from discontinued operations	(0.22)	(0.02)	(0.73)	(0.78)	(0.46)

Net (losses)/ earnings	(0.86)	(0.68)	(1.01)	(0.61)	0.80

Diluted (losses)/earnings per share:
Net (losses)/earnings from continuing operations	(0.64)	(0.66)	(0.28)	0.17	1.25
Net losses from discontinued operations	(0.22)	(0.02)	(0.73)	(0.78)	(0.46)

Net (losses)/earnings	(0.86)	(0.68)	(1.01)	(0.61)	0.79

Dividends per share	—	—	—	0.10	0.10

	2011 $’000	2010 $’000	2009 $’000	2008 $’000	2007 $’000

Total assets	1,930,869	2,137,714	2,072,690	2,068,796	1,988,437

Long-term obligations	634,417	728,445	809,079	788,867	713,437

Shareholders’ equity	950,330	1,064,973	878,709	782,598	846,777

(1)

The impairments in 2008 consisted of impairment of goodwill at Le Manoir aux Quat’Saisons of $5,270,000, and impairment of the equity investment in Hotel Ritz in Madrid of $22,992,000. The impairments in 2009 consisted of impairment of goodwill and intangible assets at Miraflores Park Hotel, Casa de Sierra Nevada and Observatory Hotel amounting to $6,500,000. The impairments in 2010 consisted of impairment of real estate assets at Porto Cupecoy of $24,616,000, impairment of property, plant and equipment related to the New York hotel project of $6,386,000, impairment of goodwill at La Samanna and Napasai of $5,895,000 and impairment of other intangible assets of O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. of $1,070,000. The impairments in 2011 consisted of impairment of real estate assets at Porto Cupecoy of $36,868,000, impairment of property, plant and equipment at Casa de Sierra Nevada and Porto Cupecoy of $9,830,000, and impairment of goodwill at Maroma Resort and Spa, Mount Nelson Hotel, Westcliff Hotel and La Residencia of $12,422,000.

(2)

The gain in 2007 related to the gain on the settlement of insurance proceeds for hurricane-damaged assets at Maroma Resort and Spa.  The 2009 gain is related to settlement of insurance proceeds for cyclone-damaged assets on the Road to Mandalay ship. The 2011 gain is related to the assignment of OEH’s purchase and development agreements for its proposed New York hotel project in April 2011, along with the exercise of a call option by the assignee for excess development rights of the ‘21’ Club restaurant.

(3)

The results of Lapa Palace Hotel, Windsor Court Hotel, Lilianfels Blue Mountains, Bora Bora Lagoon Resort, Hôtel de la Cité, La Cabana and Keswick Hall have been presented as discontinued operations for all periods presented.  Included in the loss from discontinued operations are goodwill and fixed asset impairment losses of $26,084,000 in 2011, $6,284,000 in 2010, $53,784,000 in 2009, $15,616,000 in 2008 and $13,992,000 in 2007, gain on sales of Hôtel de la Cité in 2011 of $2,182,000 and Lapa Palace Hotel and Windsor Court Hotel in 2009 of $3,737,000, insurance loss at Windsor Court Hotel in 2009 of $2,883,000 and an insurance gain at Bora Bora Lagoon Resort in 2010 of $5,750,000, partly offset by restructuring costs of $2,187,000.

See notes to consolidated financial statements (Item 8).

ITEM 7.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes references to non-GAAP financial measures.  OEH presents these measures because it believes they are of interest to the investment community by providing additional meaningful methods of evaluating certain aspects of OEH’s operating performance from period to period that may not otherwise be apparent on the basis of U.S. GAAP.  These financial measures should be viewed in addition to, and not in lieu of, OEH’s consolidated financial statements for the fiscal years presented in this report.

Introduction

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate and property development.

Hotels in 2011 consisted of 41 deluxe hotels (excluding Hôtel de la Cité which was sold on August 1, 2011), 35 of which were wholly or majority owned or, in case of Charleston Place Hotel, owned by a consolidated variable interest entity. Of the 35 owned hotels, two were purchased in 2010 and another one is scheduled to reopen in 2012 or early 2013 after renovation. As noted below, two other hotels were held for sale at December 31, 2011 and were accounted for as discontinued operations.  The other 33 owned hotels are referred to in this discussion as “owned hotels” of which 12 were located in Europe, six in North America and 15 in the rest of the world.

The other six hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.  One of these hotels is scheduled to open in 2012 after redevelopment.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The hotels held for sale at December 31, 2011 were Bora Bora Lagoon Resort in French Polynesia and Keswick Hall in Charlottesville, Virginia. The sale of Keswick Hall was completed on January 23, 2012.  During 2011, OEH sold Hôtel de la Cité in Carcassonne, France. In addition, during 2010, OEH sold La Cabana restaurant in Buenos Aires, Argentina and Lilianfels Blue Mountains in New South Wales, Australia and, during 2009, OEH sold Lapa Palace Hotel in Lisbon, Portugal and Windsor Court Hotel in New Orleans, Louisiana.  None of these properties was considered a long-term fit with OEH’s portfolio and strategy.  Accordingly, the results of Bora Bora Lagoon Resort, Keswick Hall, Hôtel de la Cité, Lapa Palace, Windsor Court Hotel, Lilianfels Blue Mountains, and La Cabana restaurant have been reflected as discontinued operations for all periods presented.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

OEH’s active real estate projects are in St. Martin, French West Indies and Koh Samui, Thailand. A third project, a residential development adjoining Keswick Hall, was sold with the hotel in January 2012.

In 2011, 86% of OEH’s revenue was derived from the hotels and restaurants segment, 13% from tourist trains and cruises and 1% from real estate.  In the hotels and restaurants segment, 96% of revenue was from owned hotels, 3% from restaurants and 1% from hotel management interests.

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

In 2011, OEH saw same store RevPAR growth of 15% in U.S. dollars and 13% in local currency. Average occupancy was 59% and ADR was $444. In 2010, same store RevPAR increased 11% in both U.S. dollars and local currency. Average occupancy was 56% and ADR was $406.

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

•                  Trains and cruises: increasing the utilization of its tourist trains and cruises by adding departures;

•                  Brands: increasing awareness of the “Orient-Express” brand in both established and new markets while maintaining the strengths of OEH’s local property brands; and

•                  Dispositions: disposing of underperforming assets to reduce leverage and redeploy the capital in properties with higher potential returns.

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

Cost of services includes labor, repairs and maintenance, energy and the costs of food and beverages sold to customers in respect of owned hotel operations, restaurants, tourist trains and cruises.

Selling, general and administrative expenses include travel agents’ commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management.

Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and the cruise ship and canal boats.

When OEH discusses results for a period on a “comparable” or “same store” basis, OEH is considering only the results of hotels owned and operated throughout the periods mentioned and excluding the effect of any acquisitions, dispositions (including discontinued operations), closed periods or major refurbishments.

Impact of Foreign Currency Exchange Rate Movements

As reported below in the comparisons of the 2011, 2010 and 2009 financial years under “Results of Operations”, OEH has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Ten of OEH’s owned hotels in 2011 operated in European euros, two operated in South African rand, one in Australian dollars, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was earned in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and European euros, respectively.

Except for the specific instances described above, OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of OEH’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

Market Capitalization

The Company’s class A common share price decreased during 2011 from $12.99 at December 31, 2010 to $7.47 at December 31, 2011, and OEH’s market capitalization decreased from $1.33 billion at December 31, 2010 to $767 million at December 31, 2011. OEH does not believe that a change in its share price or market capitalization is indicative of any unrecorded impairment in the carrying value of OEH’s assets. OEH’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and OEH management performs impairment tests on all long-lived assets. OEH management believes the aggregate market value of these assets exceeds their carrying value, in part because many of OEH’s assets were acquired many years ago.

Asset and Investment Impairments

OEH regularly compares the carrying value of its property, plant and equipment and goodwill to its own undiscounted and discounted cash flow projections, in order to determine whether any of these assets are impaired.  OEH also periodically obtains third-party valuations of property, plant and equipment to comply with bank loan requirements. The impairments described below had no direct cash effect on OEH.

At December 31, 2011, OEH completed its annual goodwill impairment review and identified and recorded goodwill impairments of $12.4 million within its continuing operations, comprised of $7.9 million at Maroma Resort and Spa (mainly due to security concerns in Mexico causing occupancy not to recover as quickly as other OEH hotels), $2.8 million at La Residencia (mainly due to the effect of ongoing economic factors in Spain affecting the tourist market in Mallorca), $1.2 million at Mount Nelson Hotel and $0.5 million at Westcliff Hotel (with both South African hotels currently earning less revenue due to the absence of the World Cup football tournament in 2010 and increased competition in Cape Town and Johannesburg).  At December 31, 2010, OEH did not identify any goodwill impairments during its annual impairment review.  However, during 2010, OEH identified goodwill impairments of $5.9 million, comprised of $5.4 million at La Samanna and $0.5 million at Napasai.  These impairments considered discounted future cash flows prepared as of the balance sheet date or date of a triggering event if earlier. See Note 8.

In the year ended December 31, 2011, OEH identified a non-cash real estate asset impairment charge of $36.9 million (2010 - $24.6 million) in respect of its Porto Cupecoy development project. OEH determined that the fair value less costs to sell of assets no longer exceeded the carrying value.  The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed.   This impairment charge principally resulted from changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project.

In the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $23.9 million in respect of Keswick Hall, Virginia.  The carrying value was written down to the hotel’s estimated fair value.  In 2010, OEH recorded an impairment charge against the carrying value of the two model homes on the residential development adjacent to Keswick Hall.  This non-cash impairment charge of $1.6 million resulted from, primarily, a recent offer on one of the two model homes that did not exceed the carrying value of those assets. This is included within losses from discontinued operations. In January 2012, OEH sold Keswick Hall for $22.0 million.

Also in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8.2 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

OEH completed the assignment of the purchase and development agreements relating to its proposed New York hotel project in April 2011. However, based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6.4 million at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

Liquidity and Financial Condition

As reported below under “Liquidity and Capital Resources—Liquidity”, OEH has substantial scheduled debt repayments and capital commitments in 2012 and is working to improve its liquidity and capital position.  OEH plans to utilize cash on the balance sheet and from operations, sales of non-core assets and its real estate developments, appropriate debt or equity finance or other funding sources or, if necessary, to reschedule loan repayments and capital commitments in their loan agreements. As reported, one OEH subsidiary and three unconsolidated joint ventures were out of compliance with financial covenants in their loan agreements at December 31, 2011.  It is expected that the non-compliance will be resolved with the relevant lenders.  OEH recognizes that in the current economic climate it is exposed to enhanced risk of a covenant breach under loan agreements during 2012 if weak trading conditions in the luxury hospitality business lead to a deterioration of OEH’s results.  OEH expects to take proactive steps with its bankers to resolve prospectively any likely breach.

Results of Operations

OEH’s operating results for the years 2011, 2010 and 2009, expressed as a percentage of revenue, are as follows:

Year ended December 31,	2011%	2010%	2009%
Revenue:
Hotels and restaurants	86	78	86
Tourist trains and cruises	13	11	13
Real estate and property development	1	11	1
	100	100	100
Expenses:
Depreciation and amortization	8	8	9
Cost of services	47	54	48
Selling, general and administrative	39	33	36
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	10	7	2
Gain on disposal of property, plant and equipment	(3)	—	—
Net finance costs	8	5	7
Losses before income taxes	(9)	(7)	(2)
Provision for income taxes	(3)	(4)	(3)
Earnings from unconsolidated companies	1	—	1
Net losses from continuing operations	(11)	(11)	(4)
Losses from discontinued operations	(4)	—	(11)
Net losses as a percentage of revenue	(15)	(11)	(15)

Segment net earnings from continuing operations before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”) for the years 2011, 2010 and 2009 are analyzed as follows (dollars in millions):

Year ended December 31,	2011 $	2010 $	2009 $
Segment EBITDA:
Owned hotels - Europe	60.3	37.4	38.6
- North America	13.6	15.0	14.5
- Rest of World	35.1	33.4	25.5
Hotel management and part-ownership interests	5.3	2.2	3.0
Restaurants	(0.1)	2.5	1.7
Tourist trains and cruises	20.9	17.4	20.6
Real estate and property development	(6.4)	(4.2)	(2.5)
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(59.1)	(38.0)	(6.5)
Impairment of property, plant and equipment in unconsolidated company	(0.6)	—	—
Gain on disposal of property, plant and equipment	16.5	—	1.4
Central overheads	(37.1)	(26.5)	(25.9)
	48.4	39.2	70.4

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Year ended December 31,	2011 $	2010 $	2009 $
Net losses	(87.6)	(62.6)	(68.7)
Add:
Depreciation and amortization	46.0	44.7	39.0
Interest expense and foreign exchange, net	45.4	28.2	32.1
Losses from discontinued operations, net of tax	22.1	2.0	49.8
Provision for income taxes	20.2	24.7	13.7
Share of provision for income taxes of unconsolidated companies	2.3	2.2	4.5
	48.4	39.2	70.4

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Operating information for OEH’s owned hotels for the years ended December 31, 2011 and 2010 is as follows:

Year ended December 31,	2011	2010
Average Daily Rate (in dollars)
Europe	709	637
North America	336	324
Rest of the world	348	331
Worldwide	444	406

Rooms Available (in thousands)
Europe	287	280
North America	249	249
Rest of the world	473	463
Worldwide	1,009	992

Rooms Sold (in thousands)
Europe	164	139
North America	164	160
Rest of the world	269	254
Worldwide	597	553

Occupancy (percentage)
Europe	57	50
North America	66	64
Rest of the world	57	55
Worldwide	59	56

RevPAR (in dollars)
Europe	406	317
North America	222	208
Rest of the world	198	182
Worldwide	263	226

			Change %
			Dollars	Local currency
Same Store RevPAR (in dollars)
Europe	410	319	29%	22%
North America	222	208	7%	7%
Rest of the world	199	183	9%	7%
Worldwide	262	227	15%	13%

The ADR is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, which is the rooms’ revenue divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any acquisitions, dispositions (including discontinued operations), closed periods or major refurbishments.  The same store data exclude the following operations:

Hotel Caruso Belvedere	Le Manoir aux Quat’Saisons
Grand Hotel Timeo	Napasai
Villa Sant’Andrea
La Residencia

Overview

The net loss for the year ended December 31, 2011 was $87.6 million ($0.86 per common share) on revenue of $588.6 million, compared with net loss of $62.6 million ($0.69 per common share) on revenue of $561.1 million in the prior year.

OEH’s revenue in the year ended December 31, 2011 experienced growth as business conditions in the global lodging industry continued to improve from 2010, following the global economic downturn in 2008 and 2009. The net loss in 2011 includes impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment of $59.1 million and losses from discontinued operations of $22.1 million.  Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment was $38.0 million and losses from discontinued operations were $2.0 million in the year ended December 31, 2010.  OEH’s remaining net loss excluding impairments and discontinued operations in the year ended December 31, 2011 was $6.4 million compared with a net loss of $22.6 million in the year ended December 31, 2010.

Revenue

Year ended December 31,	2011 $’000	2010 $’000
Hotels and restaurants
Owned hotels - Europe	213,232	169,772
- North America	102,655	96,724
- Rest of World	166,903	148,778
Hotel management/part ownership interests	5,809	4,300
Restaurants	16,312	15,809
	504,911	435,383
Tourist trains and cruises	75,777	61,740
Real estate	7,871	64,019
	588,559	561,142

Total revenue increased by $27.5 million, or 5%, from $561.1 million in 2010 to $588.6 million in 2011.  Hotels and restaurants revenue increased by $69.5 million, or 16%, from $435.4 million in 2010 to $504.9 million in 2011. Revenue from tourist trains and cruises increased by $14.1 million, or 23%, from $61.7 million in 2010 to $75.8 million in 2011.  The increase in revenue is generally due to the continued growth from 2010 following the global economic downturn and the negative impact this had on the hotel industry in 2008 and 2009. Real estate revenue decreased by $56.1 million, from $64.0 million in 2010 to $7.9 million in 2011, primarily due to the recognition of cumulative sales of pre-sold units from Porto Cupecoy in the first quarter of 2010 upon substantial completion of the project, which resulted in the recognition of revenue and related costs for units sold and delivered.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Year ended December 31,	2011	2010
Average daily rate (in dollars)	709	637
Rooms available (in thousands)	287	280
Rooms sold (in thousands)	164	139
Occupancy (percentage)	57	50
RevPAR (in dollars)	406	317
Same store RevPAR (in dollars)	410	319

Revenue increased by $43.4 million, or 26%, from $169.8 million for the year ended December 31, 2010 to $213.2 million for the year ended December 31, 2011. Improved trading conditions across Europe caused the ADR to increase by 11% from $637 in the year ended December 31, 2010 to $709 in the year ended December 31, 2011. Occupancy increased from 50% in the year ended December 31, 2010 to 57% in the year ended December 31, 2011. On a same store basis, RevPAR in local currency increased by 22% for the year ended December 31, 2011, and by 29% when measured in U.S. dollars.

Exchange rate movements caused revenue to increase by $9.6 million in the year ended December 31, 2011 compared with the same period in 2010.

North America

Year ended December 31,	2011	2010
Average daily rate (in dollars)	336	324
Rooms available (in thousands)	249	249
Rooms sold (in thousands)	164	160
Occupancy (percentage)	66	64
RevPAR (in dollars)	222	208
Same store RevPAR (in dollars)	222	208

Revenue increased by $6.0 million, or 6%, from $96.7 million in the year ended December 31, 2010 to $102.7 million in the year ended December 31, 2011. In the year ended December 31, 2011, Charleston Place hotel had a revenue increase of $4.5 million, or 9%, over the prior year, primarily from increases in ADR and occupancy.  North American ADR increased by 4% from $324 in the year ended December 31, 2010 to $336 in the year ended December 31, 2011. Occupancy increased from 64% in the year ended December 31, 2010 to 66% in the year ended December 31, 2011. On a same store basis, RevPAR increased from $208 in the year ended December 31, 2010 to $222 for the year ended December 31, 2011. This translated to an increase of 7% in both local currency and U.S. dollars.

Rest of the World

Year ended December 31,	2011	2010
Average daily rate (in dollars)	348	331
Rooms available (in thousands)	473	463
Rooms sold (in thousands)	269	254
Occupancy (percentage)	57	55
RevPAR (in dollars)	198	182
Same store RevPAR (in dollars)	199	183

Revenue increased by $18.1 million, or 12%, from $148.8 million in the year ended December 31, 2010 to $166.9 million in the year ended December 31, 2011.  Exchange rate movements were responsible for $5.6 million of the revenue increase.

Revenue at OEH’s hotels in South America collectively increased by $16.8 million, or 23%, from $74.2 million in the year ended December 31, 2010 to $91.0 million in the year ended December 31, 2011. In 2011, Copacabana Palace Hotel had a revenue increase of $11.0 million, or 21%, primarily from increases in occupancy, ADR and favorable exchange rate movements. Exchange rate movements in South America were responsible for $2.9 million of the revenue increase.

Revenue at OEH’s six Asian hotels collectively increased by $5.7 million, or 25%, from $22.6 million in the year ended December 31, 2010 to $28.3 million in the year ended December 31, 2011. Exchange rate movements across the region were responsible for $0.7 million of the revenue increase. Same store occupancy for the year increased by 5%, from 56% in the year ended December 31, 2010 to 61% for the year ended December 31, 2011. Same store ADR in U.S. dollars increased 16% from $242 in the year ended December 31, 2010 to $280 for the year ended December 31, 2011. This translated into an increase in same store RevPAR in U.S. dollars of $34, or 25%, from $137 in the year ended December 31, 2010 to $171 for the year ended December 31, 2011.

Southern Africa revenue decreased by $6.6 million, or 17%, from $37.8 million in the year ended December 31, 2010 to $31.2 million in the year ended December 31, 2011. This decrease was net of $0.2 million of exchange rate gains on the translation of the South African rand and Botswana pula to U.S. dollars. The revenue decrease was primarily due to the absence of the World Cup football tournament which was hosted by South Africa in 2010 and to increased competition in Cape Town and Johannesburg. Same store RevPAR in U.S. dollars for the year ended December 31, 2011 decreased 19% from $156 to $126 compared to the same period in 2010, and 20% from $157 in the year ended December 31, 2010 to $126 for the year ended December 31, 2011 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $2.1 million, or 15%, to $16.4 million in the year ended December 31, 2011; 82% of this increase, or $1.8 million, was due to the strengthening of the Australian dollar against the U.S. dollar.

The ADR for the Rest of the World region on a same store basis in U.S. dollars increased from $331 in the year ended December 31, 2010 to $348 for the year ended December 31, 2011. Same store occupancy also increased from 55% to 57%, which resulted in an increase in RevPAR on a same store basis in U.S. dollars of 9% from $183 in the year ended December 31, 2010 to $199 for the year ended December 31, 2011, and 7% when measured in local currency.

Hotel Management and Part-Ownership Interests:  Revenue increased by $1.5 million, or 35%, from $4.3 million in the year ended December 31, 2010 to $5.8 million in the year ended December 31, 2011, primarily due to higher management fees from the managed hotels in Peru as they experienced improved results.

Restaurants:  Revenue increased by $0.5 million, or 3%, from $15.8 million in the year ended December 31, 2010 to $16.3 million in the year ended December 31, 2011, primarily due to an increase in the number of covers being served at ‘21’ Club.

Trains and Cruises:  Revenue increased by $14.1 million, or 23%, from $61.7 million in the year ended December 31, 2010 to $75.8 million in the year ended December 31, 2011. All businesses included within the trains and cruises segment showed increases compared to 2010, mainly from improved customer demand. The largest increase was from Venice Simplon-Orient-Express, which grew by $5.0 million, or 25%, from $19.7 million in the year ended December 31, 2010 to $24.7 million in the year ended December 31, 2011. Exchange rate movements across the segment were responsible for $2.3 million of the revenue increase.

Real Estate:  Fourteen condominiums were delivered to customers at Porto Cupecoy generating revenue of $7.3 million for the year ended December 31, 2011. Additionally, $0.6 million of income was earned from Porto Cupecoy rental operations for the year ended December 31, 2011.  As at December 31, 2011, 111 units in total were sold, which includes ten new sales contracts signed in the year. There was no real estate revenue at Napasai, Koh Samui, Thailand in the year ended December 31, 2011.  In the year ended December 31, 2010, 95 condominiums were delivered to customers at Porto Cupecoy generating revenue of $64.0 million.

Depreciation and amortization

Depreciation and amortization increased by $1.3 million, or 3%, from $44.7 million in the year ended December 31, 2010 to $46.0 million in the year ended December 31, 2011.

Cost of services

Cost of services decreased by $25.0 million, or 8%, from $302.5 million in the year ended December 31, 2010 to $277.5 million in the year ended December 31, 2011. In 2010, cost of services included charges of $64.0 million in respect of Porto Cupecoy, principally due to delivery of units under previously contracted sales. The equivalent expense in 2011 was $7.3 million.  Excluding Porto Cupecoy, cost of services increased by $31.7 million. Exchange rate movements were responsible for $8.2 million of the total increase. Cost of services were 54% of revenue in the year ended December 31, 2010 and 47% of revenue in the year ended December 31, 2011. Excluding expenses of Porto Cupecoy, cost of services in 2011 was 47% of revenue, and 48% in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $40.8 million, or 22%, from $185.9 million in the year ended December 31, 2010 to $226.7 million in the year ended December 31, 2011. In 2010, a net credit of $1.3 million was also recorded following the successful litigation against acts of infringement in Europe of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. In 2011, an expense of $2.5 million was recorded to settle litigation associated with the ‘21’ Club.  Exchange rate movements were responsible for $5.4 million of the total increase. Selling, general and administrative expenses were 33% of revenue in the year ended December 31, 2010 and 39% of revenue in the year ended December 31, 2011.

Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment

Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment increased by $21.1 million from $38.0 million in the year ended December 31, 2010 to $59.1 million in the year ended December 31, 2011.

In the year ended December 31, 2011, OEH identified a non-cash real estate asset impairment charge of $36.9 million (2010 - $24.6 million) in respect of its Porto Cupecoy development project. OEH determined that the fair value less costs to sell of assets no longer exceeded the carrying value.  The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed.   This impairment charge resulted from changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project. Additionally as part of the overall impairment calculation on Porto Cupecoy, property, plant and equipment at the development with a carrying value of $1.7 million was written down to a fair value of $Nil.

Also, in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8.2 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

OEH completed the assignment of the purchase and development agreements relating to its proposed New York hotel project in April 2011. However, based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6.4 million at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

At December 31, 2011, OEH completed its annual goodwill impairment review. OEH identified and recorded goodwill impairments of $12.4 million within its continuing operations, comprising $7.9 million at Maroma Resort and Spa, $2.8 million at La Residencia, $1.2 million at Mount Nelson Hotel and $0.5 million at Westcliff Hotel.  At December 31, 2010, OEH had not identified any goodwill impairments during its annual impairment review.  However, during 2010, OEH did identify and record goodwill impairments of  $5.9 million, comprising $5.4 million at La Samanna and $0.5 million at Napasai.  Impairments were based on discounted future cash flows prepared as of the balance sheet date or as of the date of an impairment review when a triggering event existed.

In the year ended December 31, 2010, OEH identified and recorded a non-cash Internet sites impairment charge of $1.1 million in respect of its two Internet-based businesses. The carrying values of the intangible assets were written down to reflect the level of offers being received at the time they were considered held for sale.  Subsequent to December 31, 2010, these assets were returned to continuing operations as all the criteria for held for sale treatment was subsequently not met.

Segment EBITDA

Year ended December 31,	2011 $’000	2010 $’000
Hotels and restaurants
Owned hotels - Europe	60,264	37,388
- North America	13,552	14,986
- Rest of World	35,147	33,399
Hotel management/part ownership interests	5,261	2,228
Restaurants	(67)	2,476
	114,157	90,477
Tourist trains and cruises	20,948	17,407
Real estate	(6,403)	(4,229)
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(59,120)	(37,967)
Impairment of property, plant and equipment in unconsolidated company	(626)	—
Gain on disposal of assets	16,544	—
Central overheads	(37,095)	(26,503)
	48,405	39,185

The European hotels collectively reported a segment EBITDA of $60.3 million for the year ended December 31, 2011 compared to $37.4 million in the same period in 2010.  Improvement was largely due to the Italian hotels.  As a percentage of European hotels revenue, the European segment EBITDA margin increased from 22% in 2010 to 28% in 2011.

Segment EBITDA in the North American hotels region decreased by 9% from $15.0 million in the year ended December 31, 2010 to $13.6 million in the year ended December 31, 2011. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased from 15% in 2010 to 13% in 2011.

Segment EBITDA in the Rest of the World hotels region increased by 5% from $33.4 million in the year ended December 31, 2010 to $35.1 million in the year ended December 31, 2011.  The segment EBITDA margin decreased from 22% for 2010 to 21% for 2011.

Segment EBITDA in restaurants decreased by $2.6 million from earnings of $2.5 million in the year ended December 31, 2010 to a loss of $0.1 million in the year ended December 31, 2011. The movement was due to a $2.5 million charge in 2011 related to settlement of employee litigation.

Segment EBITDA in tourist trains and cruises increased by 20% from $17.4 million in the year ended December 31, 2010 to $20.9 million in the year ended December 31, 2011. As a percentage of revenue from tourist trains and cruises, segment EBITDA margin was 28% in both 2011 and 2010.

Central overheads increased by $10.6 million, or 40%, from $26.5 million in the year ended December 31, 2010 to $37.1 million in the year ended December 31, 2011. The significant variances included compensation and performance-related employee incentives of $2.6 million (including bonuses for exceeding OEH’s 2011 budget), management restructuring, CEO search and other professional fees of $2.0 million, stock option expense of $1.2 million and premises and moving costs associated with the relocation of the London office of $0.9 million .In the year ended December 31, 2010, there were litigation and other one-time credits of $2.0 million.  As a percentage of revenue,central overheads increased from 5% in 2010 to 6% in 2011.

Losses from operations before net finance costs

Losses from operations decreased by $5.8 million from a loss of $10.0 million in the year ended December 31, 2010 to a loss of $4.2 million in the year ended December 31, 2011, due to the factors described above.

Net finance costs

Net finance costs increased by $17.3 million, or 61%, from $28.2 million for the year ended December 31, 2010 to $45.5 million for the year ended December 31, 2011.  The year ended December 31, 2010 included a foreign exchange gain of $5.7 million compared to a foreign exchange loss of $4.2 million in the year ended December 31, 2011. Excluding these foreign exchange items, net interest expense increased by $7.4 million, or 22%, from $33.8 million in the year ended December 31, 2010 to $41.2 million in the year ended December 31, 2011. This increase in the 2011 period was primarily as a result of higher interest rates on debt refinanced in 2010, the write-off of deferred financing costs of $1.7 million at La Samanna and swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy. Also, in the year ended December 31, 2010, interest was capitalized of $3.1 million, while $0.9 million was capitalized in the year ended December 31, 2011.

Provision for income taxes

The provision for income taxes decreased by $4.5 million, or 18%, from $24.7 million in 2010 to $20.2 million in 2011.

The Company is incorporated in Bermuda, which does not impose an income tax.  Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in those jurisdictions, the effect of valuation allowances, and uncertain tax positions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.  Significant discrete items included a deferred tax benefit of $2.1 million arising in respect of foreign exchange gain/loss on timing differences, following movements in the exchange rate between the U.S. dollar and relevant local currencies compared to a tax charge of $1.3 million in 2010.

The provision for income taxes for 2011 included a deferred tax provision of $4.0 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to $9.0 million provision in 2010, and included a tax benefit of $3.4 million to decrease OEH’s uncertain tax positions including related interest and penalties compared to a tax charge of $1.0 million in 2010.

Earnings from unconsolidated companies

Earnings from unconsolidated companies net of tax increased by $2.1 million, or 91%, from $2.3 million in the year ended December 31, 2010 to $4.4 million in the year ended December 31, 2011.  Earnings from the Peru hotels joint venture increased by $2.1 million, as the hotels recovered from property damage and business interruption caused by floods in the first quarter of 2010. This was offset by a non-cash property, plant and equipment charge of $0.6 million in respect of Las Casitas del Colca, one of the hotels within the Peru hotels joint venture.  The carrying value was written down to the hotel’s fair value based on the joint venture’s  best estimates.  The tax expense associated with earnings from unconsolidated companies was $2.2 million in 2010 and $2.3 million in 2011.

Losses from discontinued operations

The losses from discontinued operations in 2011 were $22.1 million, an increase of $20.1 million from the losses recognized in 2010 of $2.0 million.

Keswick Hall’s net loss for the year ended December 31, 2011 was $20.8 million, compared with a net loss of $3.8 million for the year ended December 31, 2010. In the year ended December 31, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $23.9 million in respect of Keswick Hall. In the year ended December 31, 2010, OEH recorded a non-cash impairment charge of $1.6 million against the carrying value of the two model homes at Keswick Hall’s adjoining property development. The sale of Keswick Hall was completed in January 2012.

Bora Bora Lagoon Resort’s net loss for the year ended December 31, 2011 was $2.6 million, compared with net earnings of $1.2 million for the year ended December 31, 2010. In the year ended December 31, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $2.2 million in respect of Bora Bora Lagoon Resort. The profit at Bora Bora Lagoon Resort for the year ended December 31, 2010 was primarily due to the settlement of outstanding insurance claims relating to cyclone damage sustained at the hotel in February 2010, resulting in a gain of $5.8 million in the year, partially offset by restructuring and inventory impairment charges of $2.6 million.

Hôtel de la Cité’s net earnings were $1.2 million in the year ended December 31, 2011, compared to net losses of $4.5 million for the year ended December 31, 2010 (including an impairment charge of $6.0 million relating to property, plant and equipment). The gain on sale when it was sold on August 1, 2011 was $2.2 million, including a $3.0 million transfer of foreign currency translation gain from other comprehensive income.

The year ended December 31, 2010 amount included a gain of $7.2 million on the sale of Lilianfels Blue Mountains in January 2010, offset by the loss on the sale of La Cabana in May 2010 of $0.5 million.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on an offer from a third party.  However, the sale agreement has not been completed, and a lease transaction (with a purchase option) has been entered into instead. Therefore, these companies were transferred back to continuing operations in 2011 as they no longer meet the criteria for held for sale treatment.  Results previously classified within discontinued operations have been transferred back into operations for all periods presented.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Operating information for OEH’s owned hotels for the years ended December 31, 2010 and 2009 is as follows:

Year ended December 31,	2010	2009
Average Daily Rate (in dollars)
Europe	637	702
North America	324	343
Rest of the world	331	293
Worldwide	406	409

Rooms Available (in thousands)
Europe	280	257
North America	249	253
Rest of the world	463	448
Worldwide	992	958

Rooms Sold (in thousands)
Europe	139	119
North America	160	139
Rest of the world	254	221
Worldwide	553	479

Occupancy (percentage)
Europe	50	46
North America	64	55
Rest of the world	55	49
Worldwide	56	50

RevPAR (in dollars)
Europe	317	325
North America	208	188
Rest of the world	182	145
Worldwide	226	205

			Change %
			Dollars	Local currency
Same Store RevPAR (in dollars)
Europe	317	319	(1)%	2%
North America	207	188	10%	10%
Rest of the world	188	147	28%	22%
Worldwide	227	204	11%	11%

The same store data exclude the following operations:

Grand Hotel Timeo	Hotel das Cataratas
Villa Sant’Andrea	Jimbaran Puri Bali
La Residencia	La Residence d’Angkor
Le Manoir aux Quat’Saisons

Overview

The net loss for the year ended December 31, 2010 was $62.6 million ($0.69 per common share) on revenue of $561.1 million, compared with net loss of $68.7 million ($1.01 per common share) on revenue of $440.6 million in the prior year.

OEH’s revenue in the year ended December 31, 2010 experienced growth following the global economic downturn in 2008 and 2009. The net loss in 2010 includes impairment of real estate assets, goodwill, and property, plant and equipment of $38.0 million and losses from discontinued operations of $2.0 million.  Impairment of goodwill and losses from discontinued operations were $6.5 million and $49.8 million, respectively, in the year ended December 31, 2009.  OEH’s remaining net loss excluding impairments and discontinued

operations in the year ended December 31, 2010 was $22.6 million compared with a net loss of $12.4 million in the year ended December 31, 2009.

Revenue

Year ended December 31,	2010 $’000	2009 $’000
Hotels and restaurants
Owned hotels - Europe	169,772	155,830
- North America	96,724	89,748
- Rest of World	148,778	116,182
Hotel management/part ownership interests	4,300	4,616
Restaurants	15,809	14,436
	435,383	380,812
Tourist trains and cruises	61,740	58,084
Real estate	64,019	1,706
	561,142	440,602

Total revenue increased by $120.5 million, or 27%, from $440.6 million in 2009 to $561.1 million in 2010.  Hotels and restaurants revenue increased by $54.6 million, or 14%, from $380.8 million in 2009 to $435.4 million in 2010. Revenue from tourist trains and cruises increased by $3.6 million, or 6%, from $58.1 million in 2009 to $61.7 million in 2010.  The increase in revenue is generally due to the growth following the global economic downturn and the negative impact this had on the hotel industry in 2008 and 2009. Real estate revenue increased by $62.3 million, from $1.7 million in 2009 to $64.0 million in 2010, primarily from the recognition of sales of units from Porto Cupecoy.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Year ended December 31,	2010	2009
Average daily rate (in dollars)	637	702
Rooms available (in thousands)	280	257
Rooms sold (in thousands)	139	119
Occupancy (percentage)	50	46
RevPAR (in dollars)	317	325
Same store RevPAR (in dollars)	317	319

Revenue increased by $14.0 million, or 9%, from $155.8 million for the year ended December 31, 2009 to $169.8 million for the year ended December 31, 2010. Excluding the recently acquired hotels in Sicily (Grand Hotel Timeo and Villa Sant’Andrea), revenue increased by $3.0 million, or 2%, compared to the same period in the prior year. Excluding the new Sicilian hotels, the ADR fell by 6% from $702 in the year ended December 31, 2009 to $662 in the year ended December 31, 2010. Occupancy, however, increased from 46% in the year ended December 31, 2009 to 50% in the year ended December 31, 2010. On a same store basis, RevPAR in local currency increased by 2% for the year ended December 31, 2010, and decreased by 1% when measured in U.S. dollars.

Exchange rate movements caused revenue to decrease by $4.5 million in the year ended December 31, 2010 compared with the same period in 2009.

North America

Year ended December 31,	2010	2009
Average daily rate (in dollars)	324	343
Rooms available (in thousands)	249	253
Rooms sold (in thousands)	160	139
Occupancy (percentage)	64	55
RevPAR (in dollars)	208	188
Same store RevPAR (in dollars)	207	188

Revenue increased by $7.0 million, or 8%, from $89.7 million in the year ended December 31, 2009 to $96.7 million in the year ended December 31, 2010. The ADR decreased by 6% from $343 in the year ended December 31, 2009 to $324 in the year ended December 31, 2010. Occupancy, however, increased from 55% in the year ended December 31, 2009 to 64% in the year ended December 31, 2010. On a same store basis, RevPAR increased from $188 in the year ended December 31, 2009 to $207 for the year ended December 31, 2010. This translated to an increase of 10 % in both local currency and U.S. dollars.

Rest of the World

Year ended December 31,	2010	2009
Average daily rate (in dollars)	331	293
Rooms available (in thousands)	463	448
Rooms sold (in thousands)	254	221
Occupancy (percentage)	55	49
RevPAR (in dollars)	182	145
Same store RevPAR (in dollars)	188	147

Revenue increased by $32.6 million, or 28%, from $116.2 million in the year ended December 31, 2009 to $148.8 million in the year ended December 31, 2010.  Exchange rate movements across the region were responsible for $16.1 million of the revenue increase.

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

Revenue at OEH’s six Asian hotels collectively increased by $4.2 million, or 23%, from $18.3 million in the year ended December 31, 2009 to $22.5 million in the year ended December 31, 2010. Exchange rate movements across the region were responsible for $1.6 million of the revenue increase. Same store occupancy for the year increased by 9%, from 47% in the year ended December 31, 2009 to 56% for the year ended December 31, 2010. Same store ADR in U.S. dollars increased 3% from $285 in the year ended December 31, 2009 to $294 for the year ended December 31, 2010. This translated into an increase in same store RevPAR in U.S. dollars of $29, or 21%, from $135 in the year ended December 31, 2009 to $164 for the year ended December 31, 2010.

Southern Africa revenue increased by $7.4 million, or 24%, from $30.4 million in the year ended December 31, 2009 to $37.8 million in the year ended December 31, 2010. Of the increase in revenue, $4.3 million was due to exchange rate movements on the translation of the South African rand and Botswana pula to U.S. dollars. The revenue increase was largely due to the World Cup tournament which was hosted by South Africa in 2010 and strong corporate business at the Westcliff Hotel. Same store RevPAR in U.S. dollars for the year ended December 31, 2010 increased 32% from $118 to $156 compared to the same period in 2009, and 17% from $133 in the year ended December 31, 2009 to $156 for the year ended December 31, 2010 when measured in local currency.

Revenue at OEH’s Australian hotel increased by $2.8 million, or 24%, to $14.3 million in the year ended December 31, 2010; 75% of this increase, or $2.1 million, was due to the strengthening of the Australian dollar against the U.S. dollar.

The ADR for the Rest of the World region on a same store basis in U.S. dollars increased from $300 in the year ended December 31, 2009 to $342 for the year ended December 31, 2010. Same store occupancy also increased from 49% to 55%, which resulted in an increase in RevPAR on a same store basis in U.S. dollars of 28% from $147 in the year ended December 31, 2009 to $188 for the year ended December 31, 2010, and 22% when measured in local currency.

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

Trains and Cruises:  Revenue increased by $3.6 million, or 6%, from $58.1 million in the year ended December 31, 2009 to $61.7 million in the year ended December 31, 2010. This increase was primarily due to the Road to Mandalay river cruise ship returning to operation following repairs to damage from a cyclone in Myanmar in May 2008 when the ship was taken out of service. Road to Mandalay contributed $5.1 million in the year ended December 31, 2010, compared to $1.8 million for the same period in 2009. Management fee revenue from Peru Rail decreased by $1.0 million, or 32%, from $3.1 million in the year ended December 31, 2009 to $2.1 million in the year ended December 31, 2010. This was primarily as a result of the floods in January 2010, which caused damage to the rail tracks and disrupted rail services from the end of January to July 2010. Revenue generated from operations increased by $4.4 million, which was offset by exchange rate movements across the segment of $0.7 million.

Real Estate:  Ninety-five condominiums were delivered to customers at Porto Cupecoy generating revenue of $64.0 million for the year ended December 31, 2010. As at December 31, 2010, 103 units in total were sold, which includes 18 new sales contracts signed in the year, of which three were exchanged for land adjacent to La Samanna. There was no real estate revenue at Keswick Hall, Virginia, or Napasai, Koh Samui, Thailand in the year ended December 31, 2010.  In the year ended December 31, 2009, Napasai sold two villas worth $1.7 million.

Depreciation and amortization

Depreciation and amortization increased by $5.7 million, or 15%, from $39.0 million in the year ended December 31, 2009 to $44.7 million in the year ended December 31, 2010. The increase in depreciation  included the addition of new hotels in Sicily, the capital improvements at hotels in Brazil and Russia and additional depreciation after capital expenditures on all owned assets over the prior 12 months.

Cost of services

Cost of services increased by $89.1 million, or 42%, from $213.4 million in the year ended December 31, 2009 to $302.5 million in the year ended December 31, 2010. Cost of services included charges of $64.0 million in respect of Porto Cupecoy, principally due to delivery of units under previously contracted sales, and $8.0 million in respect of the recently acquired Sicilian hotels.  There were no equivalent charges in 2009. Excluding Porto Cupecoy and the Sicilian hotels, cost of services increased by $17.1 million. Exchange rate movements were responsible for $3.6 million of the total increase. Cost of services were 48% of revenue in the year ended December 31, 2009 and 54% of revenue in the year ended December 31, 2010. Excluding Porto Cupecoy and the Sicilian hotels, cost of services in 2010 was 47% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $25.5 million, or 16%, from $160.4 million in the year ended December 31, 2009 to $185.9 million in the year ended December 31, 2010. The 2010 expense included a charge of $5.5 million in respect of the recently acquired Sicilian hotels. There was no equivalent charge in 2009. A net credit of $1.3 million was also recorded following the successful litigation against acts of infringement in Europe of the trademark “Cipriani” by Cipriani (Grosvenor Street) Ltd., representing cash received in excess of costs incurred. Exchange rate movements were responsible for $3.1 million of the total increase. Selling, general and administrative expenses were 36% of revenue in the year ended December 31, 2009 and 33% of revenue in the year ended December 31, 2010. Excluding the two Sicilian hotels, selling, general and administrative expenses in 2010 were 33% of revenue.

Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment

Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment increased by $31.5 million from $6.5 million in the year ended December 31, 2009 to $38.0 million in the year ended December 31, 2010.

In the year ended December 31, 2010, OEH identified a non-cash real estate asset impairment charge of $24.6 million in respect of its Porto Cupecoy development project.  OEH determined that the fair value less costs to sell of the assets no longer exceeded the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed. This impairment charge resulted from, primarily, changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project, a change in the estimate of the project’s estimated costs to complete the entire development, and the reclassification of the marina and commercial property units (as such assets were previously held at cost less depreciation).

In the year ended December 31, 2010, OEH identified and recorded a non-cash impairment charge of $1.1 million in respect of its two Internet-based subsidiaries. The carrying values of the intangible assets were written down to reflect the level of offers being received at the time they were considered held for sale.  Subsequent to December 31, 2010, these assets were returned to continuing operations as all the criteria for held for sale treatment not subsequently met.

In the year ended December 21, 2010, OEH was seeking co-investors in its New York hotel development project or, subject to consent of the New York Public Library, to assign its purchase and development agreements with the Library relating to this project to a third-party developer and be reimbursed for OEH’s remaining investment in the project.  Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6.4 million at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

During the year ended December 31, 2010, OEH identified non-cash goodwill impairments of $5.4 million at La Samanna and $0.5 million at Napasai within its continuing operations. OEH determined these impairments were triggered in each case due to expected reductions in future profits at the hotels that required a reassessment.

During the year ended December 31, 2009, OEH had identified non-cash goodwill impairments of $6.3 million at Miraflores Park Hotel, Casa de Sierra Nevada and Observatory Hotel. During the same year, an additional non-cash impairment of $0.2 million was recorded on the trade name of Casa de Sierra Nevada.

Segment EBITDA

Year ended December 31,	2010 $’000	2009 $’000
Hotels and restaurants
Owned hotels - Europe	37,388	38,595
- North America	14,986	14,491
- Rest of World	33,399	25,513
Hotel management/part ownership interests	2,228	2,995
Restaurants	2,476	1,757
	90,477	83,351
Tourist trains and cruises	17,407	20,571
Real estate	(4,229)	(2,511)
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(37,967)	(6,500)
Gain on disposal of assets	—	1,385
Central overheads	(26,503)	(25,870)
	39,185	70,426

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

Segment EBITDA in the North American hotels region increased by 3% from $14.5 million in the year ended December 31, 2009 to $15.0 million in the year ended December 31, 2010. As a percentage of North American hotels revenue, the North American segment EBITDA margin decreased from 16% in 2009 to 15% in 2010.

Segment EBITDA in the Rest of the World hotels region increased by 31% from $25.5 million in the year ended December 31, 2009 to $33.4 million in the year ended December 31, 2010.  The segment EBITDA margin remained constant at 22% for both 2009 and 2010.

Segment EBITDA in tourist trains and cruises decreased by 16% from $20.6 million in the year ended December 31, 2009 to $17.4 million in the year ended December 31, 2010. As a percentage of revenue from tourist trains and cruises, segment EBITDA margin was 28% in 2010 and 35% in 2009.

(Losses)/earnings from operations before net finance costs

Earnings from operations decreased by $32.7 million from a profit of $22.7 million in the year ended December 31, 2009 to a loss of $10.0 million in the year ended December 31, 2010, due to the factors described above.

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

Provision for income taxes

The provision for income taxes increased by $11.0 million, or 80%, from $13.7 million in 2009 to $24.7 million in 2010.

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

The provision for income taxes for 2010 included a deferred tax provision of $9.0 million in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards in certain jurisdictions compared to $3.1 million provision in 2009, and included a tax charge of $1.0 million to increase OEH’s uncertain tax positions including related interest and penalties.

The provision for income taxes of $13.1 million for 2009 included a tax credit of $4.3 million to reduce OEH’s uncertain tax provisions including related interest and penalties.

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

Losses from discontinued operations

Losses from discontinued operations in 2010 were $2.0 million, a decrease of $47.8 million from the loss recognized in 2009 of $49.8 million.

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

In addition in 2010, OEH recorded an impairment charge against the carrying value of the two model homes on the residential home sites next to Keswick Hall.  This non-cash impairment charge of $1.6 million resulted from, primarily, a recent offer on one of the two model homes that did not exceed the carrying value of those assets

Included in the loss for 2009 were impairment charges recognized against the goodwill and fixed assets of Bora Bora Lagoon Resort, Windsor Court Hotel, La Cabana restaurant and Lilianfels Blue Mountains.

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

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $90.1 million at December 31, 2011, $60.0 million less than the $150.1 million at December 31, 2010.  In addition, OEH had restricted cash of $13.2 million (2010 - $8.4 million). At December 31, 2011, there were undrawn amounts available to OEH under committed short-term lines of credit of $4.4 million (2010 - $12.1 million) and undrawn amounts available to OEH under secured revolving credit facilities of $Nil (2010 - $12.0 million), bringing total cash availability at December 31, 2011 to $94.5 million, excluding the restricted cash of $13.2 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $65.9 million at December 31, 2011, a decrease of $100.3 million from a working capital balance of $166.2 million at December 31, 2010.  The decrease in the working capital surplus in 2011 resulted from an increase in December 31, 2010 asset balances due to the presentation of discontinued operations in the year.  In addition, cash and cash equivalents have decreased to $90.1 million at December 31, 2011 from $150.1 million at December 31, 2010 which included proceeds from two equity offerings in 2010.  See the discussion under “Liquidity” below.

OEH believes that its present access to credit and capital markets, together with cash OEH expects to generate from operations and other sources, remains adequate to meet its liquidity requirements, finance its growth plans, meet debt service and fulfill other cash requirements.

Cash Flow

Operating Activities.  Net cash provided by operating activities increased by $6.8 million to a net surplus of $45.7 million for the year ended December 31, 2011, from a net surplus from operating activities of $38.9 million for the year ended December 31, 2010. The increase in operating cash flows was a result of strengthening operational performance across the OEH businesses through 2011, as well as the proceeds of $16.4 million from the sale of excess development rights of the ‘21’ Club restaurant. Net cash provided by discontinued operations increased by $9.3 million to $0.8 million in 2011 from $8.5 million net cash used in discontinued operations in 2010. This was as a result of assets transferred into discontinued operations in the year, as OEH continues to dispose of non-core assets.

Cash flow from operating activities is generated primarily from operating hotels, restaurants, tourist trains and cruises, sales of condominium units and distributions from joint ventures. These are the principal sources of operating cash which fund OEH’s operating expenses, interest and principal payments, capital expenditures, and taxes.  OEH believes that cash from operations, additional borrowings and other sources will be adequate to meet all cash requirements from operating expenses, principal and interest payments on debt and capital expenditure.

Investing Activities.  Cash used in investing activities was $12.8 million for the year ended December 31, 2011, compared to net cash used of $77.7 million for the year ended December 31, 2010, a decrease of $48.4 million. In 2010, $64.9 million, net of cash acquired, was used for the acquisition of the Grand Hotel Timeo and Villa Sant’Andrea. There were no acquisitions in 2011. Capital expenditure of $60.6 million in 2011 included $2.0 million for the rebuilding of Hotel das Cataratas, $9.8 million for El Encanto construction, $1.4 million at Le Manoir aux Quat’Saisons, $1.9 million at Mount Nelson Hotel, $5.0 million at the Copacabana Palace, $2.2 million at the Grand Hotel Europe and $4.1 million at the Sicilian properties. In addition, $2.5 million was spent investing in the Venice Simplon-Orient-Express. Disposals of non-core assets, Hôtel de la Cité, resulted in net proceeds of $12.1 million being realized within net cash provided by investing activities from discontinued operations. A number of non-core assets not considered key to OEH’s portfolio of unique, high valued properties have been identified, and management is seeking to sell these in a measured timescale with the primary purposes of de-leveraging OEH’s balance sheet and providing capital for refurbishment and growth opportunities. Net increase in restricted cash was $4.8 million for 2011 (2010 - net decrease of $11.0 million).  At December 31, 2011, the Porto Cupecoy escrow account balance was $2.9 million (2010 - $2.0 million).

Financing Activities.  Net cash used by financing activities for the year ended December 31, 2011 was $92.6 million compared to cash provided by financing activities of $116.8 million for the year ended December 31, 2010, a decrease of $209.4 million. Proceeds from issuances of common shares, net of issuance costs, in 2010 resulted in net proceeds of $248.1 million.  The proceeds of these share issuances are being used primarily for general corporate purposes, including working capital, debt service and capital investment. As a result of the refinancing program undertaken by OEH, there was a net repayment of debt of $91.4 million in 2011.

During the year ended December 31, 2011, two loan facilities were refinanced and accounted for as an extinguishment of debt.  One loan totaling $100.0 million (of which $88.0 million was drawn) was refinanced with a new loan of $115.0 million.  The new loan has two tranches, one of $100.0 million which was used to repay the previous debt, and the second tranche of $15.0 million which will be used to fund the renovations planned for 2012 at the Copacabana Palace Hotel.  The loan matures in three years and has an interest rate of LIBOR plus 3.15% per annum. Approximately 70% of the drawn loan has been swapped from LIBOR to a fixed interest rate of 0.81%.  The second loan of €18.0 million ($26.1 million) refinanced a maturing loan of €30.0 million ($43.5 million) secured on La Residencia. The new loan, which matures in three years, has an interest rate of EURIBOR plus 2.75% per annum. Approximately 50% of the loan has been swapped from EURIBOR to a fixed interest rate of 2.29%.

Capital Commitments

There were $15.4 million of capital commitments outstanding at December 31, 2011 related to investments in owned hotels. Outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $0.5 million at December 31, 2011.

At the time of purchase, OEH agreed to pay the vendor of the two Sicilian hotels up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) (determined using an income approach) based on an analysis of the likelihood of the conditions for payment being met. In February 2011, OEH paid the vendor €1,500,000 of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea were granted.

Indebtedness

At December 31, 2011, OEH had $543.9 million of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, which is largely collateralized by OEH assets with a number of commercial bank lenders and which is payable over periods of one to 21 years with a weighted average interest rate of 4.32%.  See Note 11 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2011 comprised $90.5 million, including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. Since December 31, 2008, OEH considered itself the primary beneficiary of this variable interest entity.  OEH was therefore required to consolidate the hotel’s assets and liabilities effective December 31, 2008. This debt is non-recourse to the members of Charleston Center LLC, including OEH, and therefore the hotel’s liabilities do not constitute obligations of OEH.

As noted under “Liquidity” below, many OEH financing agreements contain covenants that include limits on the property-owning subsidiary’s ability to raise additional debt collateralized by these properties, limits on liens on the properties and limits on mergers and asset sales and, in some cases, financial covenants such as a minimum interest coverage ratio and debt service coverage ratio and a maximum loan-to-value ratio. The Company guarantees some of these facilities which contain financial covenants measured on a consolidated basis including a minimum consolidated net worth and a minimum consolidated interest coverage ratio. OEH was in full compliance with all financial covenants that applied to the Company and its consolidated subsidiaries at December 31, 2011, except as noted below under “Liquidity”.

Including debt of consolidated variable entities, approximately 50% of the outstanding principal was drawn in European euros at December 31, 2011, and the balance primarily drawn in U.S. dollars.  At December 31, 2011, 47% of borrowings of OEH were in floating interest rates after hedges are taken into account.

Liquidity

During the 12 months ending December 31, 2012, OEH will have approximately $78.8 million of scheduled debt repayments including capital lease payments. OEH is in negotiation to refinance approximately $24.3 million of debt falling due in 2012.

Additionally, OEH’s capital commitments at December 31, 2011 amounted to $15.4 million. OEH expects to incur costs of a further $0.8 million to complete its Porto Cupecoy development, funded by sales proceeds as units are transferred to purchasers.

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

During 2011, two loans totaling $131.5 million were refinanced with two new loans totaling $126.1 million, both of which mature in three years.  The $5.4 million repayment was funded out of cash resources.  In addition, OEH signed a new $45.0 million loan facility providing partial funding for the completion of El Encanto, scheduled to reopen in 2012 or early 2013.  The loan has a term of three years, with two one-year extensions.  Also in 2011, a cumulative gain of $16.5 million was recorded on the assignment of  purchase and development agreements relating to OEH’s proposed New York hotel project in April 2011, along with the exercise of a call option in December 2011 by the assignee for excess development rights over the ‘21’ Club restaurant.  Also in 2011, OEH completed the sale of the property and operations of Hôtel de la Cité in Carcassonne, France for a cash consideration of €9.0 million ($12.9 million).  On January 23, 2012, OEH completed the cash sale of Keswick Hall, Virginia, for $22.0 million.

In the current financing environment, OEH may be unable to refinance the full amount of its maturing loan facilities and the pricing of new debt may be higher than the refinanced facilities.  Similarly in the current economic environment, OEH may be unable to dispose of non-core assets and its developed real estate at prices or within the time frame OEH currently expects.  Occurrence of any of these events would impact adversely OEH’s forecast liquidity.

OEH has 17 loan facilities with commercial banks. There are three facilities which have outstanding principal amounts in excess of $50.0 million and nine with outstanding principal amounts greater than $10.0 million but less than $50.0 million, and the remainder has less than $10.0 million outstanding per facility.  Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company.

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

At December 31, 2011, one of OEH’s subsidiaries had not complied with certain financial covenants in a $2.9 million loan facility. This non-compliance is expected to be rectified in the first half of 2012.  In addition, three unconsolidated joint venture companies were out of compliance as follows:

•                 the unconsolidated Peru hotels joint venture company, in which OEH has a 50% interest, was out of compliance at December 31, 2011 with the debt-service-coverage ratio in a loan facility of the joint venture amounting to $20.0 million.  Subsequent to December 31, 2011, waivers of this non-compliance were received from the lenders.  This loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture;

•                  the unconsolidated Peru rail joint venture in which OEH has a 50% interest was out of compliance with a leverage covenant in a loan of $9.1 million and a debt-service-coverage ratio in a second loan of $9.1 million. One loan of $9.1 million is guaranteed by the Company. The other $9.1 million loan is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture. Discussions with the banks are ongoing to bring the joint venture back into compliance; and

•                 the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance with the debt-service-coverage ratio in its first mortgage loan facility amounting to $88.9 million.  Subsequent to December 31, 2011, a six-month waiver of the non-compliance was received from the lender.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they provided separate partial guarantees of  €7.5 million ($9.7 million) each, as of December 31, 2011, while discussions continue with the lender as to how to bring the hotel permanently into compliance.

OEH recognizes that in the current economic environment there is a risk that a property-specific loan covenant could be breached.  The amount of OEH’s forecast covenant headroom varies among its loan facilities. OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Often obtaining such an amendment or waiver results in an increase in the borrowing costs.  If a covenant breach occurred in a material loan facility and OEH was unable to agree with its bankers how the particular covenant should be amended or how the breach could be cured, OEH’s liquidity would be adversely affected.

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

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations in 2012 and later years as of December 31, 2011, excluding accounts payable and accrued liabilities:

Year ended December 31,	2012 $’000	2013-2014 $’000	2015-2016 $’000	Thereafter $’000	Total $’000

Debt	76,963	259,485	179,109	23,173	538,730
Capital leases	415	697	648	24,023	25,783
Debt of consolidated variable interest entities	1,784	3,600	74,047	11,098	90,529
Operating leases	8,857	17,693	16,987	88,088	131,625
Capital commitments	15,432	—	—	—	15,432
Interest payments	27,067	38,463	21,178	6,154	92,862
Pension obligations	418	912	1,050	3,250	5,630
Porto Cupecoy project	499	—	—	—	499

	131,435	320,850	293,019	155,786	901,090

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2011, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2011, OEH has a provision of $4.8 million in respect of its uncertain tax positions in accordance with ASC 740.  OEH is unable to estimate with any certainty when, or if, these liabilities will fall due.  Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2011 other than those involving its equity investees reported in Notes 1, 3, and 5 to the Financial Statements, and those described in commitments and contingencies in Note 18.

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

OEH recognized a non-cash property, plant and equipment charge of $23.9 million for Keswick Hall in 2011. The carrying values of the assets were written down to the fair value to reflect the level of purchase offers received on the hotel and the price at which OEH was currently negotiating a sale at the time of the impairment. This hotel was classified as an asset held for sale at December 31, 2011 and any impairments were included within discontinued operations.  Subsequent to year end, OEH sold the hotel in January 2012 for $22.0 million.  See Note 2 to the Financial Statements.

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

During the year ended December 31, 2011, OEH identified goodwill impairments within its continuing operations of $7.9 million at Maroma Resort and Spa, $2.8 million at La Residencia, $1.2 million at Mount Nelson Hotel and $0.5 million at Westcliff Hotel. OEH determined these impairments were triggered as the hotels had circumstances relating to performance that required a reassessment and arose primarily because of expected reductions in future profits.  See Note 8 to the Financial Statements.

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

Management believes that a 6.4% long-term return on plan assets in 2011 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2012 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for French West Indies, Brazil, Peru, Cambodia, Myanmar and one property in Mexico where the functional currency is U.S. dollars.

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

Deferred income taxes arise from temporary differences between the carrying value of assets and liabilities, and their tax basis. In evaluating OEH’s ability to recover deferred tax assets within the jurisdiction from which they arise, OEH considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, OEH begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates OEH is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, OEH considers three years of cumulative operating income (loss).  OEH maintains a valuation allowance to reduce its deferred tax assets to reflect the amount, based upon OEH’s estimates that would more likely than not be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported results.

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

Real estate development accounting

Revenue from real estate activities represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer, and OEH has no significant continuing involvement in the property.

For projects still under construction and for sales of condominiums units, profit is recognized using the percentage of completion method, if the requirements  are met. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer has made an adequate initial and continuing cash investment under the contract.  In the event that the percentage of completion method cannot be applied, profit is deferred and the “deposit method” is applied. Under this method, all project-related costs are accumulated on the balance sheet as real estate assets held for sale and all customer sales proceeds are deferred on the balance sheet as deposits.

OEH management periodically evaluates the recoverability of real estate assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  This resulted in a $36.9 million (2010 - $24.6 million and 2009 - $Nil) impairment charge for Porto Cupecoy and a $1.6 million impairment charge in property development at Keswick Hall.  The impairment is typically computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales already completed.

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

Recent Accounting Pronouncements

As of December 31, 2011, OEH had adopted all the relevant standards that impacted the accounting for revenue recognition on multiple-deliverable revenue arrangements, fair value measurements and disclosures and the performance of the second step of goodwill impairment testing, as reported in Note 1 to the Financial Statements.

Accounting pronouncements to be adopted

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements under both U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update may change the application of the requirements of fair value measurement. This guidance will become effective for interim and annual periods beginning after December 15, 2011. The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective in fiscal years and interim periods beginning after December 15, 2011.  However, in December 2011, the FASB issued guidance that defers only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of this deferral guidance are also effective for public companies in fiscal years beginning after December 15, 2011.  The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

In September 2011, the FASB issued new guidance related to annual goodwill impairment assessments that gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under this guidance, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance will become effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company has elected not to early adopt this guidance, but when adopted, it does not expect it to materially impact its consolidated financial statements.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. The provisions of this guidance are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million based on borrowings outstanding at December 31, 2011.

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

Ten of OEH’s owned hotels in 2011 operated in European euros, two operated in South African rand, one in Australian dollars, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

OEH’s properties generally match foreign currency earnings and costs to provide a natural hedge against currency movements.  In addition, a significant proportion of the guests at OEH hotels located outside of the United States originate from the United States.  When a foreign currency in which OEH operates devalues against the U.S. dollar, OEH has some flexibility to increase prices in local currency, or vice versa.  Management believes that when these factors are combined, OEH does not face a material exposure to its net earnings from currency movements, although the reporting of OEH’s revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2011, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $2.4 million, consisting of Russian ruble $1.0 million, Mexican peso $0.5 million and Thai baht $0.9 million.

ITEM 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in total equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte LLP

London, England
February 29, 2012

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets

December 31,	2011 $’000	Restated (1) 2010 $’000

Assets
Cash and cash equivalents	90,104	150,107
Restricted cash	13,214	8,429
Accounts receivable, net of allowances of $602 and $474	44,972	49,553
Due from unconsolidated companies	10,754	5,985
Prepaid expenses and other	20,176	23,223
Inventories	44,499	43,546
Assets of discontinued operations held for sale	38,251	81,601
Real estate assets	32,021	60,278

Total current assets	293,991	422,722

Property, plant and equipment, net of accumulated depreciation of $289,185 and $264,377	1,174,119	1,231,188
Property, plant and equipment of consolidated variable interest entities	185,788	188,502
Investments in unconsolidated companies	60,012	60,428
Goodwill	161,460	177,498
Other intangible assets	19,465	20,007
Other assets	36,034	37,369

	1,930,869	2,137,714

Orient-Express Hotels Ltd. and Subsidiaries

Consolidated Balance Sheets (continued)

December 31,	2011 $’000	Restated (1) 2010 $’000

Liabilities and Equity
Working capital facilities	—	1,174
Accounts payable	28,998	25,448
Accrued liabilities	87,617	71,554
Deferred revenue	30,881	28,082
Liabilities of discontinued operations held for sale	1,781	3,673
Current portion of long-term debt and obligations under capital leases	77,058	124,805
Current portion of long-term debt of consolidated variable interest entities	1,784	1,775

Total current liabilities	228,119	256,511

Long-term debt and obligations under capital leases	466,830	511,336
Long-term debt of consolidated variable interest entities	88,745	90,529
Liability for pension benefit	8,642	5,617
Other liabilities	26,145	30,095
Deferred income taxes	94,036	106,702
Deferred income taxes of consolidated variable interest entities	61,072	61,835
Liability for uncertain tax positions	4,755	8,194

	978,344	1,070,819

Commitments and contingencies (Note 18)	—	—

Equity:
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,625,857 (2010 — 102,371,241)	1,026	1,023
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2010 — 18,044,478)	181	181

Additional paid-in capital	975,330	968,492
Retained earnings	46,263	134,043
Accumulated other comprehensive loss	(72,289)	(38,585)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	950,330	1,064,973
Non-controlling interests	2,195	1,922

Total equity	952,525	1,066,895

	1,930,869	2,137,714

(1) Opening retained earnings and deferred income taxes as at January 1, 2010 have been restated.  See Note 23.

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations

	2011	2010	2009
Year ended December 31,	$’000	$’000	$’000

Revenue	588,559	561,142	440,602

Expenses:
Depreciation and amortization	45,965	44,710	39,022
Cost of services	277,530	302,532	213,379
Selling, general and administrative	226,675	185,944	160,375
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	59,120	37,967	6,500

Total expenses	609,290	571,153	419,276

Gain on disposal of property, plant and equipment	16,544	—	1,385

(Losses)/earnings from operations	(4,187)	(10,011)	22,711

Interest expense, net	(41,234)	(33,837)	(31,054)
Foreign currency, net	(4,229)	5,678	(1,067)

Net finance costs	(45,463)	(28,159)	(32,121)

Losses before provision for income taxes and earnings from unconsolidated companies, net of tax	(49,650)	(38,170)	(9,410)

Provision for income taxes	(20,167)	(24,658)	(13,732)

Losses before earnings from unconsolidated companies	(69,817)	(62,828)	(23,142)

Earnings from unconsolidated companies, net of tax of $2,270, $2,228 and $4,510	4,357	2,258	4,183

Net losses from continuing operations	(65,460)	(60,570)	(18,959)

Losses from discontinued operations, net of tax benefit of $3,722, $1,588 and $10,660	(22,136)	(2,010)	(49,778)

Net losses	(87,596)	(62,580)	(68,737)

Net earnings attributable to non-controlling interests	(184)	(179)	(60)

Net losses attributable to Orient-Express Hotels Ltd.	(87,780)	(62,759)	(68,797)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Operations (continued)

	2011	2010	2009
Year ended December 31,	$	$	$

Basic losses per share:
Net losses from continuing operations	(0.64)	(0.66)	(0.28)
Net losses from discontinued operations	(0.22)	(0.02)	(0.73)
Basic net losses per share attributable to Orient-Express Hotels Ltd.	(0.86)	(0.69)	(1.01)

Diluted losses per share:
Net losses from continuing operations	(0.64)	(0.66)	(0.28)
Net losses from discontinued operations	(0.22)	(0.02)	(0.73)
Diluted net losses per share attributable to Orient-Express Hotels Ltd.	(0.86)	(0.69)	(1.01)

Dividends per share	—	—	—

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Cash flows from operating activities:
Net losses	(87,596)	(62,580)	(68,737)
Less: Losses from discontinued operations, net of tax	(22,136)	(2,010)	(49,778)

Net losses from continuing operations	(65,460)	(60,570)	(18,959)

Adjustment to reconcile net losses to net cash provided by/(used in) operating activities:
Depreciation and amortization	45,965	44,710	39,022
Amortization of finance costs	7,029	4,785	3,430
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	59,120	37,967	6,500
Undistributed earnings of unconsolidated companies, net of tax	(1,928)	(499)	(3,119)
Share-based compensation	6,752	5,965	4,121
Change in deferred income tax	(5,728)	1,424	7,210
Gains from disposal of property, plant and equipment	(13,372)	—	(1,385)
Decrease/(increase) in provisions for uncertain tax positions	(3,439)	1,153	(4,202)
Other non-cash items	(1,087)	(3,425)	2,651
Change in assets and liabilities, net of effects from acquisition of subsidiaries:
Decrease/(increase) in receivables, prepaid expenses and other	293	2,117	(6,498)
(Increase)/decrease in due from unconsolidated companies	(4,090)	5,959	(1,476)
Increase in inventories	(1,517)	(13)	(129)
Decrease/(increase) in real estate assets	6,703	50,197	(36,305)
Increase/(decrease) in payables, accrued liabilities, and deferred revenue	15,685	(42,430)	18,371

Net cash provided by operating activities from continuing operations	44,926	47,340	9,232
Net cash provided by/(used in) operating activities from discontinued operations	794	(8,465)	(17,006)

Net cash provided by/(used in) operating activities	45,720	38,875	(7,774)

Cash flows from investing activities:
Capital expenditures	(60,610)	(59,358)	(71,344)
Acquisitions and investments, net of cash acquired	(4,677)	(51,192)	(8,838)
Increase in restricted cash	(6,343)	(2,815)	(7,477)
Decrease in restricted cash	1,558	13,838	807
Proceeds from sale of property, plant and equipment	42,036	2,110	5,900

Net cash used in investing activities from continuing operations	(28,036)	(97,417)	(80,952)
Net cash provided by investing activities from discontinued operations	15,238	19,691	61,948

Net cash used in investing activities	(12,798)	(77,726)	(19,004)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Cash Flows (continued)

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Cash flows from financing activities:
Proceeds from working capital facilities	—	1,174	6,253
Payments on working capital facilities	(1,072)	(6,666)	(47,518)
Issuance of common shares	—	261,878	148,781
Issuance costs of common shares	(157)	(13,826)	(7,880)
Stock options exercised	3	1	15
Issuance of long-term debt, net of issuance costs	118,416	381,158	42,244
Principal payments under long-term debt	(209,794)	(500,197)	(49,238)

Net cash (used in)/provided by financing activities from continuing operations	(92,604)	123,522	92,657
Net cash used in financing activities from discontinued operations	—	(6,757)	(60,593)

Net cash (used in)/provided by financing activities	(92,604)	116,765	32,064

Effect of exchange rate changes on cash and cash equivalents	(824)	(54)	1,799

Net (decrease)/increase in cash and cash equivalents	(60,506)	77,860	7,085

Cash and cash equivalents at beginning of year (includes $722 (2011), $1,295 (2010), $1,676 (2009) of discontinued operations cash)	150,829	72,969	65,884

Cash and cash equivalents at end of year (includes $219 (2011), $722 (2010), $1,295 (2009) of discontinued operations cash)	90,323	150,829	72,969

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Changes in Consolidated Total Equity

	Preferred Shares At Par Value	Class A Common Shares At Par Value	Class B Common Shares At Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/ (Loss)	Common Shares Held By A Subsidiary	Total Comprehensive Income/ (Loss)	Non- Controlling Interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2009 (as restated) (1)	—	510	181	570,727	265,599	(60,210)	(181)		1,571	778,197

Issuance of class A common shares in public offering, net of issuance costs	—	259	—	140,642	—	—	—		—	140,901
Share based compensation	—	—	—	4,121	—	—	—		—	4,121
Stock options exercised	—	—	—	15	—	—	—		—	15
Comprehensive loss:
Net losses on common shares	—	—	—	—	(68,797)	—	—	(68,797)	60	(68,737)
Other comprehensive income	—	—	—	—	—	20,396	—	20,396	(47)	20,349
								(48,401)
Acquisition of non-controlling interest	—	—	—	(525)	—	—	—		185	(340)

Balance, December 31, 2009 (as restated) (1)	—	769	181	714,980	196,802	(39,814)	(181)		1,769	874,506

Issuance of class A common shares in public offering, net of issuance costs	—	253	—	247,799	—	—	—		—	248,052
Share based compensation	—	—	—	5,713	—	—	—		—	5,713
Stock options exercised	—	1	—	—	—	—	—		—	1
Comprehensive loss:
Net losses on common shares	—	—	—	—	(62,759)	—	—	(62,759)	179	(62,580)
Other comprehensive income	—	—	—	—	—	1,229	—	1,229	(26)	1,203
								(61,530)

Balance, December 31, 2010 (as restated) (1)	—	1,023	181	968,492	134,043	(38,585)	(181)		1,922	1,066,895

Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—		—	(157)
Share based compensation	—	—	—	6,995	—	—	—		—	6,995
Stock options exercised	—	3	—	—	—	—	—		—	3
Comprehensive loss:
Net losses on common shares	—	—	—	—	(87,780)	—	—	(87,780)	184	(87,596)
Other comprehensive loss	—	—	—	—	—	(33,704)	—	(33,704)	89	(33,615)
								(121,484)

Balance, December 31, 2011	—	1,026	181	975,330	46,263	(72,289)	(181)		2,195	952,525

(1)          Opening retained earnings and deferred income taxes as at January 1, 2009 and 2010 have been restated.  See Note 23.

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

At December 31, 2011, OEH owned or invested in, and managed, 41 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, Southeast Asia, Australia and South Pacific, a stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, and a river cruise ship in Burma and five canal boats in France.

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

Discontinued operations

As reported in Note 2, OEH has presented certain activities within discontinued operations and, accordingly, the results of these activities have been reflected as discontinued operations for all periods presented. These activities are the hotels Keswick Hall, Bora Bora Lagoon Resort, Hôtel de la Cité, Lapa Palace, Windsor Court and Lilianfels Blue Mountains and the restaurant La Cabana.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

Loans to unconsolidated companies

OEH has reclassified an item it had previously reported within operating activities in the consolidated statements of cash flows for the periods presented. Loans granted  to unconsolidated companies were previously classified as operating activities from continuing operations and have been presented in cash flows from investing activities within acquisitions and investments, net of cash acquired. The amounts of reclassification are $4,907,000 and $8,752,000 in 2010 and 2009, respectively. The reclassification has no impact on changes in cash or cash equivalents or on the statements of consolidated operations or statements of consolidated total equity for the years presented, but did impact the consolidated balance sheets (see “Investments” in this Note 1).

Foreign currency

The functional currency for each of the Company’s foreign subsidiaries is the applicable local currency, except for properties in French West Indies, Brazil, Peru, Cambodia, Myanmar and one property in Mexico, where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of the Company, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany financing of a subsidiary that is considered to be long-term in nature are accounted for and are also recorded in other comprehensive income/(loss) as they are considered part of the net investment in the subsidiary.  Foreign currency transaction gains and losses are recognized in earnings as they occur. Transactions in currencies other than an entity’s functional currency (foreign currencies) are recorded at the exchange rates prevailing on the dates of the transactions. All monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the reporting date. Non-monetary items carried at historical cost are translated at the exchange rate prevailing on the date of transaction. Non-monetary items carried at fair value are translated at the exchange rate prevailing on the date on which the most recent fair value was determined. Exchange differences arising from changes in exchange rates are recognized in earnings as they occur.

Estimates

OEH bases its estimates on historical experience and also on assumptions that OEH believes are reasonable based on the relevant facts and circumstances of the estimate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Estimates include, among others, the allowance for doubtful accounts, fair value of derivative instruments, estimates for determining the fair value of goodwill, long-lived and other intangible asset impairment, stock compensation, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes, contingencies, and projected revenue and costs for real estate revenue recognition.  Actual results may differ from those estimates.

Share-based compensation

Equity settled-transactions

The cost of equity-settled transactions with employees is measured by reference to the fair value at the date on which equity instruments are granted and is recognized as an expense over the vesting period, which ends on the date on which the relevant employees become fully entitled to the award. The grant date fair value of share-based payment awards is determined using the Black-Scholes model.  See Note 17.

OEH also granted share-based payment awards with performance and market conditions to certain employees.  The fair value of the awards at the grant date is determined using the Monte Carlo simulation model.  For awards with market conditions, the conditions are incorporated into the calculations and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

At each balance sheet date before vesting, the cumulative expense is calculated, representing the extent to which the vesting period has expired and management’s best estimate of the achievement or otherwise of non-market conditions and the number of equity instruments that will ultimately vest or, in the case of an instrument subject to a market condition, be treated as vesting as described above. The movement in cumulative expense since the previous balance sheet date is recognized in the income statement, with a corresponding entry in equity.

Previously recognized compensation cost is not reversed if an employee share option for which the requisite service has been rendered expires unexercised (or unconverted).

If stock options are forfeited, then the compensation expense accrued is reversed.  OEH does not estimate a future forfeitures rate and does not incorporate it into the grant value on issue of the awards on the grounds of materiality. The forfeitures are recorded on date of occurrence.

Cash settled-transactions

The cost of cash-settled transactions is measured at fair value and recognized as an expense over the vesting period, with a corresponding liability recognized on the balance sheet.

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

Real estate revenue recognition

Revenue from real estate activities represents the proceeds from sales of undeveloped land and developed properties that OEH is holding for sale.  Profit from sales of land and developed properties is recognized upon closing using the full accrual method of accounting when closing has occurred, full payment has been received, title and possession of the property transfer to the buyer, and OEH has no significant continuing involvement in the property.

For projects still under construction and for sales of condominiums units, profit is recognized using the percentage of completion method, if the requirements  are met. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, whether sufficient units have been contracted to ensure the project will not revert to a rental project, the ability to reasonably estimate the aggregate project sale proceeds and aggregate project costs, and the determination that the buyer has made an adequate initial and continuing cash investment under the contract.  In the event that the percentage of completion method cannot be applied, profit is deferred and the “deposit method” is applied. Under this method, all project-related costs are accumulated on the balance sheet as real estate assets held for sale and all customer sales proceeds are deferred on the balance sheet as deposits.

For the Porto Cupecoy project, the deposit method was applied as the criteria to apply the percentage of completion method were not met due to OEH management’s conclusion that it was no longer possible to estimate reliably total project sales proceeds and profit. Starting in 2010, OEH began to recognize revenues from Porto Cupecoy because the development was substantially completed and units were being delivered to buyers and title transferred as sales were completed.   Revenue on condominium sales of the Porto Cupecoy project  is recognized when the requirements for consummation of a sale have been met, namely when the parties are bound by a contract, all consideration has been exchanged, the seller is not providing any permanent financing, and transfer of legal title to the buyer has occurred.  Upon delivery of the condominium unit to the buyer, the risks and rewards of ownership of the unit have passed to the buyer, consideration has been received, no further performance is required by OEH, and OEH has no continuing involvement in the unit and therefore revenue is recognized. For the Porto Cupecoy development, so long as the ultimate profitability of the project remains uncertain, no profit is recognized on these sales, and the property remaining on the balance sheet continues to be evaluated for potential additional impairment charges. For condominium units under contract but not yet delivered to the buyer, the deposit method is applied because revenue recognition criteria have not been met.

Other revenues include revenue earned from management and administrative support services provided to unconsolidated entities that are recognized as the services are provided.

Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments as well as interest income related to loans and advances to the equity investees. Interest income specifically related to Hotel Ritz, Madrid, and amounted to $560,000 in 2011 (2010 - $372,000; 2009 - $Nil). See Note 22.

Marketing costs

Marketing costs are expensed as incurred (except in the case of real estate projects), and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $38,559,000 in 2011 (2010 - $32,502,000; 2009 - $28,433,000).

Interest expense, net

Interest expense, net includes $2,381,000 of interest income in 2011 (2010 - $1,315,000; 2009 - $1,172,000). OEH capitalizes interest during the construction of assets. Interest expense, net excludes interest which has been capitalized in the amount of $863,000 in 2011 (2010 - $3,130,000; 2009 - $5,275,000).

Foreign currency, net

Foreign currency, net consists entirely of foreign currency exchange transaction loss of $4,229,000 in 2011 (2010 — gain of $5,678,000; 2009 — loss of $1,067,000).

Income taxes

OEH accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions and events that have been recognized in the financial statements but have not yet been reflected in OEH’s income tax returns, or vice versa.

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases.  Deferred taxes are measured at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

In evaluating OEH’s ability to recover deferred tax assets within the jurisdiction in which they arise, management considers all available evidence, both positive and negative, which includes reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Management reassesses the need for valuation allowances at each reporting date. Any increase or decrease in a valuation allowance will increase or reduce respectively the income tax expense in the period in which there has been a change in judgment.

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with U.S. GAAP applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from OEH’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired.  OEH recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Liabilities for uncertain tax benefits are included in the consolidated balance sheets and classified as current or non-current liabilities depending on the expected timing of payment.

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

A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share is as follows:

Year ended December 31,	2011 ‘000	2010 ‘000	2009 ‘000

Numerator
Losses from continuing operations	$(65,460)	$(60,570)	$(18,959)
Losses from discontinued operations	(22,136)	(2,010)	(49,778)

Net losses	(87,596)	(62,580)	(68,737)
Net earnings attributable to non-controlling interests	(184)	(179)	(60)

Net losses attributable to Orient-Express Hotels Ltd.	$(87,780)	$(62,759)	$(68,797)

Denominator
Basic weighted average shares outstanding	102,531	91,545	68,046
Effect of dilution	—	—	—

Diluted weighted average shares outstanding	102,531	91,545	68,046

For the three years ended December 31, 2011, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in all periods and the effect of their inclusion would be anti-dilutive. The number of share options and share-based awards excluded from the weighted average shares outstanding was as follows:

Year ended December 31,	2011	2010	2009

Share options	2,803,368	2,159,624	1,367,530
Share-based awards	695,790	577,204	363,373

	3,499,158	2,736,828	1,730,903

The numbers of share options and share-based awards at December 31, 2011 were 3,731,699 (2010 - 3,461,070; 2009 - 2,350,422).

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

Land and certain art and antiques are not depreciated.

Real estate assets

Real estate assets consist primarily of inventory costs of real estate property developments.  Expenditures directly related to non-hotel real estate developments, such as real estate taxes and capital improvements, are capitalized.  Inventory costs of real estate developments include construction costs and ancillary costs, which are expensed as real estate revenue is recorded.  Direct selling costs, such as the costs of model apartments and their furnishings and semi-permanent signs, are capitalized within the cost of real estate assets for sale.  Other costs directly associated with sales, such as direct sales commissions, are recorded as prepaid expenses and charged to expense in the period in which the related revenue is recognized as earned.  Costs that do not meet the criteria for capitalization, such as the salaries of sales personnel, general and administrative expenses of the sales office, advertising and promotions, are expensed as incurred.  Land property development costs are accumulated by project and are allocated to individual residential units, principally using the relative sales value method.

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

Investments

Investments include equity interests in and advances to unconsolidated companies and are accounted for under the equity method of accounting when OEH has a 20% to 50% ownership interest or exercises significant influence over the investee. Under the equity method, the investment in the equity method investee or joint venture is initially recognized in the consolidated balance sheet at cost and adjusted thereafter to recognize OEH’s share of net earnings or losses and other comprehensive income or loss of the investee. OEH will continue to report losses up to its investment carrying amount, including any additional financial support made or committed to by OEH. OEH’s share of earnings or losses is included in the determination of net income and net investment in investees and joint ventures is included within investments in unconsolidated companies in the consolidated balance sheet.

Investments accounted for using the equity method are considered impaired when a loss in the value of the equity method investment is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain its earnings capacity that would justify the carrying amount of the investment. If OEH determines that the decline in value of its investment is other than temporary, the carrying amount of the investment is written down to its fair value.

OEH has reclassified an item it previously reported within total current assets on the consolidated balance sheets for the periods presented.  Advances granted to the Hotel Ritz Madrid joint venture previously classified within due from unconsolidated companies have been presented within other assets.  The amount of the reclassification in 2010 was $13,658,000.  The reclassification has no impact on changes in cash or cash equivalents or on the statements of consolidated operations for the years presented, but did impact the statements of consolidated cash flows (see “Loans to unconsolidated companies” in this Note 1).

All other unconsolidated investments are generally accounted for under the cost method.

Goodwill and other intangible assets

Goodwill is not amortized and must be evaluated at least annually to assess impairment, or more frequently if circumstances indicate that reporting unit carrying values may exceed their fair values. Goodwill impairment testing is performed in two steps: first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference. The determination of impairment incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rate. Other intangible assets with indefinite useful lives are also reviewed for impairment, and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited.  OEH’s customer base is comprised of numerous customers across different geographic areas.

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations.  Net funded status is recognized on the balance sheet and any unrecognized prior service costs, actuarial gains and losses, or transition obligation are reported as a component of other comprehensive income/(loss) in shareholders’ equity. See Note 13.

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

If a derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If a derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income/(loss) and is recognized in the statements of consolidated operations when the hedged item affects earnings.  The ineffective portion of a hedging derivative’s change in the fair value will be immediately recognized in earnings.

OEH management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the consolidated balance sheet or to specific firm commitments.  OEH links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheet.  OEH management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are designated in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.  Should it be determined that a derivative is not highly effective as a hedge, OEH will discontinue hedge accounting prospectively and amounts held in accumulated other comprehensive income would be recognized within interest expense.

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

Recent accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting for fair value measurements and disclosures requiring a gross presentation of changes within Level 3 valuations period to period as a rollforward, and added a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures apply to all entities that report recurring and nonrecurring fair value measurements. This amendment is effective in the first interim reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures. In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on the Company’s financial statement disclosures. See Note 19.

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

In December 2010, the FASB issued guidance concerning the performance of the second step of goodwill impairment testing, namely measurement of the amount of an impairment loss. The ASU amends the criteria for performing the second step for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of the provisions of this ASU required for any impairment tests performed in periods beginning after December 15, 2010 did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements to be adopted

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements under both U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update may change the application of the requirements of fair value measurement. This guidance will become effective for interim and annual periods beginning after December 15, 2011. The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective in fiscal years and interim periods beginning after December 15, 2011.  However, in December 2011, the FASB issued guidance that defers only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of this deferral guidance are also effective for public companies in fiscal years beginning after December 15, 2011.  The Company is still evaluating the impact that adoption of this guidance will have on its financial statements.

In September 2011, the FASB issued new guidance related to annual goodwill impairment assessments that gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under this guidance, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance will become effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company has elected not to early adopt this guidance, but when adopted, it does not expect it to materially impact its consolidated financial statements.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. The provisions of this guidance are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial statements.

2.            Discontinued operations

At January 1, 2009, the only property classified as held for sale was Bora Bora Lagoon Resort, French Polynesia. During 2009, OEH completed the sales of the Lapa Palace Hotel, Lisbon, Portugal and the Windsor Court Hotel, New Orleans, Louisiana and classified Lilianfels Blue Mountains, New South Wales, Australia and La Cabana restaurant, Buenos Aires, Argentina as held for sale at December 31, 2009.

During 2010, OEH sold Lilianfels Blue Mountains and La Cabana restaurant, and classified Hôtel de la Cité, Carcassonne, France and the Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. as held for sale at December 31, 2010.

During 2011, Hôtel de la Cité was sold, the Internet-based companies were transferred back to continuing operations, and Keswick Hall, Charlottesville, Virginia was classified as held for sale, leaving Keswick Hall and Bora Bora Lagoon Resort classified as held for sale at December 31, 2011.

(a)          Hôtel de la Cité

On August 1, 2011, OEH completed the sale of the property and operations of Hôtel de la Cité in Carcassonne, France for a cash consideration of €9,000,000 ($12,933,000). The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $2,182,000 (including a $3,018,000 transfer of foreign currency translation gain from other comprehensive income), which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale:

August 1, 2011 $’000

Property, plant and equipment, net	13,147
Net working capital surplus	266
Other assets	—
Deferred income taxes	—
Net assets	13,413
Transfer of foreign currency translation gain	(3,018)
10,395
Consideration:
Cash	12,933
Less: Costs to sell	(356)
12,577

Gain on sale	2,182

Results of discontinued operations of Hôtel de la Cité were as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	3,743	6,165	5,616

Losses before tax and gain on sale/ impairment	(212)	(197)	(904)
Gain on sale/impairment	2,182	(5,989)	—
Earnings/(losses) before tax	1,970	(6,186)	(904)
Tax (provision)/benefit	(784)	1,684	2,105

Net earnings/(losses) from discontinued operations	1,186	(4,502)	1,201

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

The following is a summary of the net assets sold and loss on sale:

May 25, 2010 $’000

Property, plant and equipment, net	2,985
Net working capital surplus	170
Other assets	43
Net assets	3,198
Transfer of foreign currency translation gain	(294)
2,904
Consideration:
Cash	2,712
Less: Costs to sell	(268)
2,444

Loss on sale	(460)

Results of discontinued operations of La Cabana were as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	—	—	1,143

Losses before tax and loss on sale/impairment	—	—	(627)
Loss on sale/impairment	—	(460)	(5,368)
Losses before tax	—	(460)	(5,995)
Tax provision	—	—	—

Net losses from discontinued operations	—	(460)	(5,995)

An impairment loss of $5,368,000 was recognized for La Cabana tangible assets in the year ended December 31, 2009, to reflect the level of offers being received on the restaurant.

(c)                               Lilianfels Blue Mountains

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

The following is a summary of the net assets sold and gain on sale:

January 29, 2010 $’000

Property, plant and equipment, net	18,582
Net working capital surplus	66
Other assets	158
Deferred income taxes	(730)
Net assets	18,076
Transfer of foreign currency translation gain	(7,292)
10,784
Consideration:
Cash	18,667
Less: Costs to sell	(700)
17,967

Gain on sale	7,183

Results of discontinued operations of Lilianfels Blue Mountains were as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	—	856	9,555

Earnings/(losses) before tax and gain on sale/(impairment)	—	(132)	246
Gain on sale/(impairment)	—	7,183	(10,357)
Earnings/(losses) before tax	—	7,051	(10,111)
Tax provision	—	—	1,847

Net earnings /(losses) from discontinued operations	—	7,051	(8,264)

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

The following is a summary of the net assets sold and loss on sale:

October 2, 2009 $’000

Property, plant and equipment, net	43,040
Net working capital surplus	928
Deferred costs	459
Net assets	44,427

Consideration:
Cash	44,250
Less: Working capital adjustment	(266)
Less: Costs to sell	(646)
43,338

Loss on sale	(1,089)

Results of discontinued operations of Windsor Court Hotel were as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	—	—	16,963

Losses before tax, loss on sale and impairment	—	(1,699)	(4,048)
Loss on sale/impairment	—	—	(22,638)
Losses before tax	—	(1,699)	(26,686)
Tax benefit	—	—	6,114

Net losses from discontinued operations	—	(1,699)	(20,572)

In 2010, a loss of $1,699,000 at Windsor Court Hotel was recorded following settlement of an insurance claim for $500,000, resulting in a write-off of costs above that amount.

In the year ended December 31, 2009, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $21,549,000 in respect of Windsor Court Hotel. The carrying values of the assets were written down to the fair values to reflect the level of offers being received at the time for the purchase of the hotel.

(e)                           Lapa Palace Hotel

On June 2, 2009, OEH sold the shares in its Lapa Palace Hotel subsidiary in Lisbon, Portugal for $41,983,000. The hotel was a part of OEH’s hotels and restaurants segment.  Of the sale price, $26,287,000 was received in cash on the date of sale and the remaining amount was received in 2010. The disposal resulted in a gain on sale of $4,826,000 (including a $6,719,000 transfer of foreign currency gain from other comprehensive income) which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of the net assets sold and gain on sale:

June 2, 2009 $’000

Cash	1,303
Property, plant and equipment, net	43,333
Net working capital deficit	(281)
Loans	(715)
Deferred income tax	(965)
Net assets	42,675
Transfer of foreign currency translation gain	(6,719)
35,956
Consideration:
Cash	26,287
Deferred, discounted to present value	15,394
Less: Costs to sell	(899)
40,782

Gain on sale	4,826

Results of discontinued operations of the Lapa Palace Hotel were as follows, with 2010 earnings relating to interest income:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	—	—	2,860

Earnings/(losses) before tax and gain on sale	—	280	(827)
Gain on sale	—	—	4,826
Earnings before tax	—	280	3,999
Tax provision	—	—	—

Net earnings from discontinued operations	—	280	3,999

(f)                                  Assets held for sale: Bora Bora Lagoon Resort and Keswick Hall

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort, which is included in the hotels and restaurant segment.  The property sustained damage as a result of a cyclone in February 2010 and is currently closed. OEH has entered into an agreement to sell the hotel and is currently in the process of completing the sale.

In December 2011, OEH decided to sell Keswick Hall and its adjoining property development in Charlottesville, Virginia as an asset non-core to its future business, thereby releasing funds for reinvestment in other OEH properties with expected better returns. The hotel is included in the hotels and restaurants segment and the adjoining property development is included in the real estate segment.  These properties have been reclassified as held for sale and the results have been presented as discontinued operations for all periods presented. The sale was completed in January 2012.

Summarized operating results of the properties held for sale as at December 31, 2011 are as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	15,359	11,364	17,816

Losses before tax and impairment	(1,744)	(2,289)	(4,231)
Impairment	(26,084)	(295)	(16,510)
Losses before tax	(27,828)	(2,584)	(20,741)
Tax benefit/(provision)	4,506	(96)	594

Net losses from discontinued operations	(23,322)	(2,680)	(20,147)

Revenue from the Keswick Hall property development in 2011 included the sales of two model homes for $1,876,000 and $1,250,000 in the first and fourth quarters of the year, respectively. These sales resulted in a loss on disposal of $16,000 in the year ended December 31, 2011. In the year ended December 31, 2010, OEH recorded a non-cash impairment charge of $1,600,000 against the carrying value of the two model homes. This charge resulted primarily from offers on one of the model homes that did not exceed the carrying value of those assets.

In the year ended December 31, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $23,934,000 in respect of Keswick Hall. The carrying values of the assets were written down to the estimated fair value of $20,000,000 as at September 30, 2011 to reflect the level of offers received for the purchase of the hotel. The sale of the hotel was completed in January 2012 for $22,000,000.

Also in the year ended December 31, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $2,150,000 in respect of Bora Bora Lagoon Resort. The carrying values of the assets were written down to the fair value to reflect an accepted offer. The sale contract is in the final stages of completion.

In the year ended December 31, 2010, OEH settled outstanding claims with its insurance carrier regarding damages sustained at Bora Bora Lagoon Resort and recorded an insurance gain of $5,750,000 in the year. This gain was offset by restructuring and inventory impairment charges. The restructuring charges included a restructuring provision of $2,187,000 for an employee severance scheme completed in 2010. OEH also recorded an impairment of $459,000 due to obsolete inventory.

In the year ended December 31, 2009, non-cash impairment losses of $16,510,000 were recognized for Bora Bora Lagoon Resort property, plant and equipment to reflect the level of offers being received for the purchase of the hotel.

Assets and liabilities of the properties classified as held for sale as at December 31, 2011 consisted of the following:

December 31,	2011 $’000	2010 $’000

Current assets	3,305	7,774
Other assets	4,741	7,842
Property, plant and equipment	30,205	65,985

Total assets held for sale	38,251	81,601

Liabilities held for sale	1,781	3,673

(g)                              Internet-based companies: O.E. Interactive Ltd. and Luxurytravel.com UK Ltd.

In December 2010, OEH decided to sell its Internet-based companies O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. which are included in the trains and cruises segment.  These companies became held for sale based on a purchase offer from a third party.  However, the sale agreement was not completed, and a lease transaction (with a purchase option) has been entered into instead. Therefore, these companies were transferred back to continuing operations as they no longer meet the criteria for held for sale treatment.  Results previously classified within discontinued operations have been transferred back into continuing operations for all periods presented.

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

The carrying amounts of consolidated assets and liabilities of Charleston Center LLC included within OEH’s consolidated balance sheets as of December 31, 2011 and 2010 are summarized as follows:

December 31,	2011 $’000	2010 $’000

Current assets	8,167	5,897
Property, plant and equipment	185,788	188,502
Goodwill	40,395	40,395
Other assets	2,185	2,823

Total assets	236,535	237,617

Current liabilities	(20,240)	(17,827)
Third-party debt, including $1,784 and $1,775 current portion	(90,529)	(92,304)
Deferred income taxes	(61,072)	(61,835)

Total liabilities	(171,841)	(171,966)

Net assets (before amounts payable to OEH of $92,263 and $94,141)	64,694	65,651

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH. This non-recourse obligation is presented separately on the consolidated balance sheet.

4.                                     Acquisitions

No new acquisitions occurred during 2011.

2010 Acquisitions

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

The following table presents information for Grand Hotel Timeo and Villa Sant’Andrea included in OEH’s consolidated statements of operations from the acquisition date (January 20, 2010) for the year ended December 31, 2010:

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

(b)                                                      Land at La Samanna

In June 2010, OEH purchased land adjacent to La Samanna in St. Martin from a third party. The consideration paid was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development. Presented below is a summary of the transaction:

Year ended December 31,	2011	2010
	$’000	$’000

Non-cash value of assets exchanged	—	2,932
Cash paid	—	1,641

Assumed basis for land received	—	4,573

2009 Acquisition

(c)                                                       The Governor’s Residence non-controlling interest

Effective November 30, 2009, OEH purchased the remaining 35% non-controlling interest in The Governor’s Residence in Yangon, Myanmar it did not own for a cash consideration of $340,000, including transaction costs, bringing its interest to 100%. Results in 2009 prior to the purchase of the remaining interest were a loss of $185,000.

5.                                      Investments in unconsolidated companies

Investments represent equity interests of 50% or less and in which OEH exerts significant influence but does not consolidate.  OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the rail and hotel joint venture operations in Peru, the Hotel Ritz, Madrid, Eastern and Oriental Express Ltd. and the Buzios company referred to below.

OEH’s investments in and loans and advances to unconsolidated companies amounted to $60,012,000 at December 31, 2011 (2010 - $60,428,000). OEH’s earnings from unconsolidated companies, net of tax were $4,357,000 in 2011 (2010 - $2,258,000; 2009 - $4,183,000).  See Note 22.

In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land and to purchase the remaining 50% of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of a State Environmental Park which is being created in the area. The compulsory purchase of the land will therefore be carried out by the State of Rio de Janeiro. OEH is currently in negotiation to recover its investment in the project based on the State’s decision to purchase the land.

Summarized financial data for unconsolidated companies are as follows:

December 31,	2011 $’000	2010 $’000

Current assets	70,536	52,908
Property, plant and equipment, net	344,576	342,207
Other assets	5,536	4,695

Total assets	420,648	399,810

Current liabilities	195,529	165,416
Long-term debt	17,346	33,099
Other liabilities	99,643	91,123

Total shareholders’ equity	108,130	110,172

Total liabilities and shareholders’ equity	420,648	399,810

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue	145,254	113,953	125,173
Earnings from operations before net finance costs	24,868	19,602	22,497
Net earnings	7,964	3,977	8,659

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

The carrying amounts that relate to OEH’s unconsolidated companies are as follows:

	Investment		Due from Unconsolidated Company		Guarantees		Other Assets		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
December 31,	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Peru hotel joint venture	16,212	15,397	599	85	—	—	—	—	16,811	15,482
Peru rail joint venture	35,001	35,393	4,917	2,742	—	—	—	—	39,918	38,135
Hotel Ritz, Madrid	—	274	2,657	2,032	—	—	15,829	13,658	18,486	15,964
Eastern and Oriental Express Ltd.	3,298	3,635	2,581	1,126	—	—	—	—	5,879	4,761
Buzios	5,393	5,615	—	—	—	—	—	—	5,393	5,615

	59,904	60,314	10,754	5,985	—	—	15,829	13,658	86,487	79,957

OEH’s maximum exposures to loss as a result of its involvement with its unconsolidated companies are as follows:

	Investment		Due from Unconsolidated Company		Guarantees		Other Assets		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
December 31,	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Peru hotel joint venture	16,212	15,397	599	85	—	—	—	—	16,811	15,482
Peru rail joint venture	35,001	35,393	4,917	2,742	9,052	2,571	—	—	48,970	40,706
Hotel Ritz, Madrid	—	274	2,657	2,032	10,151	10,612	15,829	13,658	28,637	26,576
Eastern and Oriental Express Ltd.	3,298	3,635	2,581	1,126	3,000	3,000	—	—	8,879	7,761
Buzios	5,393	5,615	—	—	—	—	—	—	5,393	5,615

	59,904	60,314	10,754	5,985	22,203	16,183	15,829	13,658	108,690	96,140

The reason that the maximum exposure to loss for the Peru rail joint venture, Hotel Ritz, Madrid and Eastern and Oriental Express Ltd. exceeds the carrying amounts is because of guarantees which are discussed below.  OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has guaranteed, through 2016, $9,052,000 of the debt obligations of the rail joint venture in Peru and contingently guaranteed through 2016, $11,700,000 of its debt obligations. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $4,932,000 through April 2012.  The Company has contingently guaranteed, through 2016, $9,967,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $10,044,000 of its debt obligations.  The contingent guarantees may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the Peru hotel joint venture at December 31, 2011 totaling $20,011,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with the debt service coverage ratio covenant in its loan facilities. Subsequent to December 31, 2011, waivers of this non-compliance were received from the lenders.

Long-term debt obligations of the rail joint venture in Peru at December 31, 2011 totaling $18,127,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a leverage covenant and a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing.

Long-term debt obligations of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, at December 31, 2011 totaling $88,926,000 have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into compliance are continuing.  OEH and its joint venture partner have each guaranteed $9,736,000 of the debt obligations and $415,000 of a working capital loan facility of Hotel Ritz, Madrid. Subsequent to December 31, 2011, a six-month waiver of the non-compliance was received from the lender.

The Company has also guaranteed, through March 2012, a $3,000,000 working capital facility to Eastern and Oriental Express Ltd. in which OEH has a 25% equity investment.

6.                                     Real estate impairment

Real estate assets at December 31, 2011 and 2010 include condominiums and marina slips remaining to be sold at Porto Cupecoy on the Dutch side of St. Martin. OEH records impairment charges against the carrying value of real estate assets if the carrying value exceeds the fair value less costs to sell.  For the year ended December 31, 2011, OEH determined that the fair value less costs to sell of real estate assets was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $36,868,000 (2010 - $24,616,000), computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums and marina slips already completed.  This impairment charge resulted primarily from changes in the estimates of price and pace of future sales as a result of current market conditions.  Additionally as part of the overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1,677,000 were written down to a fair value of $Nil.  See Note 7.

In addition, in 2010 OEH transferred marina and commercial property assets at Porto Cupecoy previously held as property, plant and equipment into real estate assets, as management concluded that these assets will be sold rather than held for use.  See Note 7.

The total impairment charge of $38,545,000 relates to real estate and property development segment, and is reported within the impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment in the statement of consolidated operations.

The determination of impairment incorporates various assumptions and uncertainties that OEH believes are reasonable and supportable considering all available evidence, such as the future cash flows, future sales prices and related discount rate.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  If the assumptions are not met, OEH may be required to recognize additional impairment losses.

7.                                     Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

December 31,	2011 $’000	2010 $’000

Land and buildings	1,058,757	1,093,688
Machinery and equipment	189,289	188,101
Fixtures, fittings and office equipment	197,197	194,610
River cruise ship and canal boats	18,061	19,166

	1,463,304	1,495,565
Less: Accumulated depreciation	(289,185)	(264,377)

	1,174,119	1,231,188

The major classes of assets under capital leases included above are as follows:

December 31,	2011 $’000	2010 $’000

Freehold and leased land and buildings	4,461	4,614
Machinery and equipment	828	940
Fixtures, fittings and office equipment	443	446

	5,732	6,000
Less: Accumulated depreciation	(1,505)	(1,492)

	4,227	4,508

The depreciation charge on property, plant and equipment was $45,465,000 for the year ended December 31, 2011 (2010 - $44,109,000; 2009 - $38,487,000).

For the year ended December 31, 2011, OEH capitalized interest in the amount of $863,000 (2010 - $3,130,000; 2009 - $5,275,000).

As part of the overall impairment charge at Porto Cupecoy, in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $1,677,000 in respect of this property development.

Also, in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8,153,000 in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

In the year ended December 31, 2010, OEH management concluded that marina and commercial property assets with a carrying value of $24,662,000 at Porto Cupecoy would no longer be held for use and would be sold as part of the Porto Cupecoy project. These assets were consequently transferred to real estate assets. See Note 6.

New York hotel project

On March 18, 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2,000,000 contribution toward fees incurred by OEH.  The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25,500,000. This transaction resulted in a gain, net of costs, of $492,000 in the year ended December 31, 2011.  Based on the terms under negotiations with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the period.

As part of this assignment, OEH entered into an option agreement which granted the Assignee a “call” option to acquire 45,000 square feet of the approximately 52,000 square feet of excess development rights held by ‘21’ Club at a price to the Assignee of $13,500,000 and, alternatively, a “put” option to sell to OEH the excess development rights (approximately 65,000 square feet) of the Donnell branch site at a price to OEH of $16,000,000.  The option agreement expiration date was extended several times and included a further call option on approximately 4,800 additional square feet of excess development rights at a price to the Assignee of approximately $2,850,000.  The Assignee exercised the call option on December 16, 2011 for $16,350,000. Of these proceeds, $4,514,000 was used to repay a portion of the existing loan facility secured by ‘21’ Club, and the gain realized by OEH is expected to be taxable in the U.S.   Cumulative gain on the sale of the purchase and development agreements as well as the exercise of the call option is $16,544,000.

8.                                     Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Year ended December 31, 2011	Hotels & Restaurants $’000	Trains & Cruises $’000	Total $’000

Balance as of January 1, 2011	169,610	7,888	177,498
Impairment	(12,422)	—	(12,422)
Foreign currency translation adjustment	(3,583)	(33)	(3,616)

Balance as at December 31, 2011	153,605	7,855	161,460

Year ended December 31, 2010	Hotels & Restaurants $’000	Trains & Cruises $’000	Total $’000

Balance as of January 1, 2010	141,226	7,954	149,180
Goodwill on acquisition (see Note 4)	37,356	—	37,356
Impairment	(5,895)	—	(5,895)
Foreign currency translation adjustment	(3,077)	(66)	(3,143)

Balance as at December 31, 2010	169,610	7,888	177,498

The gross goodwill amount at January 1, 2011 was $195,316,000 (2010 - $161,103,000) and the accumulated impairment at that date was $17,818,000 (2010 - $11,923,000). All impairments to that date related to hotel and restaurant operations.

The assessment and, if required, the determination of goodwill impairment to be recognized uses a discounted cash flow analysis to compute the fair value of the reporting unit. When determining the fair value of a reporting unit, OEH is required to make significant judgments that OEH believes are reasonable and supportable considering all available internal and external evidence at the time.  However, these estimates and assumptions are, by their nature, highly judgmental.  Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of OEH’s routine, long-term planning process, available industry/market data (to the extent available), OEH’s strategic plans, estimates of long-term growth rates taking into account OEH’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions.  The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 2.0% to 10.7% (December 31, 2010 - 2.4% to 6.1%), and pre-tax discount rates which for the year ended December 31, 2011 range from 8.8% to 17.3% (December 31, 2010 - 8.6% to 17.2% ).

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of OEH’s  reporting units may include such items as (i) a prolonged weakness in the general economic conditions in which the reporting units operate and therefore negatively impacting occupancy and room rates, (ii) an economic recovery that significantly differs from OEH’s assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate, (iv) shifts or changes in future travel patterns from the OEH’s significant demographic markets that have not been anticipated, (v) changes in competitive supply, (vi) political and security instability in countries where OEH operates and (vii) deterioration of local economies due to the uncertainty over currencies or currency unions and other factors which could lead to changes in projected cash flows of OEH’s properties as customers reduce their discretionary spending.  If the assumptions used in the impairment analysis are not met or materially change, OEH may be required to recognize additional goodwill impairment losses which may be material to the financial statements.

Under the first step of the goodwill impairment testing for the year ended December 31, 2011, the fair value of the Sicilian hotels reporting unit was approximately $161,068,000 which was 5% in excess of its carrying value of $153,031,000.  Factors that could be reasonably expected to impact negatively the fair value of the reporting unit are outlined above and specifically sensitive for the Sicilian reporting unit are the continued improvements in occupancy and rate growth as it becomes a more established location within OEH’s portfolio.

During the year ended December 31, 2011, OEH identified non-cash goodwill impairments of $12,422,000 at four hotels. Management’s estimates considered future profitability of the businesses, future growth rates and the related discount rates.  OEH determined these impairments were triggered in each case due to performance that required a reassessment.  The impairment loss consisted of the following:

Year ended December 31, 2011	$’000

Maroma Resort and Spa	7,904
La Residencia	2,779
Mount Nelson Hotel	1,224
Westcliff Hotel	515

12,422

During the year ended December 31, 2010, OEH identified non-cash goodwill impairments of $5,895,000 at two hotels. Management’s estimates considered future profitability of the businesses, future growth rates and the related discount rates.  OEH determined these impairments were triggered in each case due to performance that required a reassessment.  There was no goodwill impairments recorded as part of OEH’s annual impairment analysis.  The impairment loss consisted of the following:

Year ended December 31, 2010	$’000

La Samanna	5,401
Napasai	494

5,895

During the first quarter of 2009, OEH finalized its 2008 impairment analysis and identified a non-cash goodwill impairment charge of $6,287,000 in addition to the estimated impairment loss of $5,636,000 included in its annual December 31, 2008 results, as follows:

Year ended December 31, 2009	$’000

Miraflores Park Hotel	3,208
Casa de Sierra Nevada	2,805
The Observatory Hotel	274

6,287

Additionally in the year ended December 31, 2009, a non-cash impairment charge of $213,000 was made in respect of trade names owned by the Casa de Sierra Nevada, bringing the total impairment charge to $6,500,000 for the year.

9.                                     Other intangible assets

Other intangible assets consist of the following as of December 31, 2011 and 2010:

Year ended December 31, 2011	Favorable lease assets $’000	Internet sites $’000	Trade names $’000	Total $’000

Carrying amount:
Balance as of January 1, 2011	13,503	1,630	7,100	22,233
Foreign currency translation adjustment	(43)	(21)	—	(64)

Balance as at December 31, 2011	13,460	1,609	7,100	22,169

Accumulated amortization:
Balance as of January 1, 2011	1,616	610	—	2,226
Charge for the year	368	132	—	500
Foreign currency translation adjustment	(12)	(10)	—	(22)

Balance as at December 31, 2011	1,972	732	—	2,704

Net book value:
As at December 31, 2010	11,887	1,020	7,100	20,007

As at December 31, 2011	11,488	877	7,100	19,465

Year ended December 31, 2010	Favorable lease assets $’000	Internet sites $’000	Trade names $’000	Total $’000

Carrying amount:
Balance as of January 1, 2010	13,046	2,417	7,100	22,563
Additions	—	337	—	337
Foreign currency translation adjustment	457	(54)	—	403
Impairment	—	(1,070)	—	(1,070)

Balance as at December 31, 2010	13,503	1,630	7,100	22,233

Accumulated amortization:
Balance as of January 1, 2010	1,211	370	—	1,581
Charge for the year	358	243	—	601
Foreign currency translation adjustment	47	(3)	—	44

Balance as at December 31, 2010	1,616	610	—	2,226

Net book value:
As at December 31, 2009	11,835	2,047	7,100	20,982

As at December 31, 2010	11,887	1,020	7,100	20,007

Favorable lease intangible assets are amortized over the term of the lease, between 19 and 60 years. Internet sites are amortized over 10 years. Tradenames have an indefinite life and therefore are not amortized.

In the year ended December 31, 2010, OEH identified and recorded a non-cash impairment charge of $1,070,000 in respect of two Internet-based subsidiaries. The carrying values of the intangible assets were written down to reflect the level of offers being received at the time they were considered held for sale.  Subsequent to December 31, 2010, these assets were returned to continuing operations as all the criteria for held for sale treatment was subsequently not met.

Amortization expense for the year ended December 31, 2011 was $500,000 (2010 - $601,000; 2009 - $535,000). Estimated amortization expense for each of the years ended December 31, 2012 to December 31, 2016 is $500,000.

10.                              Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

December 31,	2011 $’000	2010 $’000

Unsecured working capital facilities, with a weighted average interest rate of Nil% and 9.00%, respectively	—	1,174

OEH had approximately $4,439,000 of working capital lines of credit at December 31, 2011 (2010 - $13,286,000) issued by various financial institutions and having various expiration dates, of which $4,439,000 was undrawn (2010 - $12,112,000).

11.                              Long-term debt and obligations under capital leases

(a)                              Long-term debt

Long-term debt consists of the following:

December 31,	2011 $’000	2010 $’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 21 years, with a weighted average interest rate of 4.32% and 4.61%, respectively	538,730	630,952
Obligations under capital lease (see Note 11 (b))	5,158	5,189

	543,888	636,141
Less: Current portion	77,058	124,805

	466,830	511,336

Of the current portion of long-term debt $Nil (December 31, 2010 - $28,000,000) related to a revolving credit facility which, although falling due within 12 months, is available for re-borrowing throughout the period of the loan facility which is repayable in 2012.

In connection with the acquisition of the two hotels in Sicily, Italy, in January 2010, OEH assumed $61,654,000 of existing debt. See Note 4.

In connection with the renovation of El Encanto hotel, OEH entered into an agreement in August 2011 for $45,000,000 of financing, to be drawn as construction progresses.  At December 31, 2011, the outstanding debt totaled $Nil.  The debt has a maturity of three years, with two one-year extensions.

At December 31, 2011, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $2,900,000 outstanding on this loan has been classified as current and OEH expects to rectify this non-compliance in the first half of 2012. In addition, three unconsolidated joint venture companies were out of compliance with certain financial covenants in their loan facilities. See Note 5.

During the year ended December 31, 2011, two loan facilities were refinanced and accounted for as an extinguishment of debt, resulting in the write-off of deferred financing costs of $693,000. One loan totaling $100,000,000 (of which $88,000,000 was drawn) was refinanced with a new loan of $115,000,000.  The new loan has two tranches, one of $100,000,000 which was used to repay the previous debt, and the second tranche of $15,000,000 which will be used to fund the renovations planned for 2012 at the Copacabana Palace Hotel.  The loan matures in three years and has an interest rate of LIBOR plus 3.15% per annum. Approximately 70% of the drawn loan has been swapped from LIBOR to a fixed interest rate of 0.81%.

The second loan of €18,000,000 ($26,100,000) refinanced a maturing loan of €30,000,000 ($43,500,000) secured on La Residencia. The new loan, which matures in three years, has an interest rate of EURIBOR plus 2.75% per annum. Approximately 50% of the loan has been swapped from EURIBOR to a fixed interest rate of 2.29%.

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

The following is a summary of the aggregate maturities of consolidated long-term debt excluding obligations under capital leases at December 31, 2011:

Year ended December 31,	$’000

2012	76,963
2013	132,890
2014	126,595
2015	176,709
2016	2,400
2017 and thereafter	23,173

538,730

The maturities include $10,000,000 that was repaid on the disposal of Keswick Hall in January 2012.

The Company has guaranteed $347,850,000 of the long-term debt of its subsidiary companies as at December 31, 2011 (2010 -$391,893,000).

The fair value of the debt excluding obligations under capital leases at December 31, 2011 has been estimated in the amount of $509,866,000 (2010 - $601,147,000).

Deferred financing costs related to the above outstanding long-term debt are $13,689,000 at December 31, 2011 (2010 - $14,297,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The debt of Charleston Center LLC, a consolidated VIE, at December 31, 2011 of $90,529,000 (2010 - $92,304,000) is non-recourse to OEH and separately disclosed on the balance sheet. The debt was entered into in October 2010 and has a maturity of three years, with two one-year extensions and the interest rate is at LIBOR plus a margin of 3.50% per annum. See Note 3.

(b)                              Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2011:

Year ended December 31,	$’000

2012	415
2013	366
2014	331
2015	321
2016	327
2017 and thereafter	24,023
Minimum lease payments	25,783
Less: Amount of interest contained in above payments	(20,625)
Present value of minimum lease payments	5,158
Less: Current portion	(95)

5,063

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

12.                              Other liabilities

The major balances in other liabilities are as follows:

December 31,	2011 $’000	2010 $’000

Deferred income on guarantees of bank loans to hotel joint venture in Peru (see Note 5)	—	932
Interest rate swaps (see Note 19)	7,511	9,768
Long-term accrued interest at Charleston Place Hotel	14,139	13,540
Cash-settled stock appreciation rights plan	111	354
Deferred lease incentive	489	—
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see Note 4)	3,895	5,501

	26,145	30,095

13.                              Pension plans

From January 1, 2003, a number of non-U.S. OEH employees participated in a funded defined benefit pension plan in the United Kingdom called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

Year ended December 31,	2011%	2010%	2009%
Discount rate	5.40	5.80	5.70
Expected long-term rate of return on plan assets	6.40	6.60	6.50

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

December 31,	2011%	2010%
Discount rate	4.70	5.40

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2011 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate. The fair value of OEH’s pension plan assets at December 31, 2011 and 2010 by asset category is as follows:

December 31, 2011	Total $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000

Cash	90	90	—	—
Equity securities:
U.K. managed funds	4,324	4,324	—	—
Overseas managed funds	4,072	4,072	—	—
Fixed income securities:
U.K. government bonds	1,618	1,618	—	—
Corporate bonds	2,144	2,144	—	—
Other types of investments:
Hedge funds	1,428	—	1,428	—
Annuities	1,871	—	—	1,871

	15,547	12,248	1,428	1,871

December 31, 2010	Total $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000

Cash	242	242	—	—
Equity securities:
U.K. managed funds	5,277	5,277	—	—
Overseas managed funds	3,978	3,978	—	—
Fixed income securities:
U.K. government bonds	994	994	—	—
Corporate bonds	1,595	1,595	—	—
Other types of investments:
Hedge funds	702	—	702	—
Annuities	1,669	—	—	1,669

	14,457	12,086	702	1,669

Fair value measurements using significant unobservable inputs (Level 3) at December 31, 2011 and 2010 are as follows:

December 31, 2011	Annuities $’000	Total $’000

Beginning balance at January 1, 2011	1,669	1,669
Actual return on assets:
Assets still held at the reporting date	286	286
Purchases, sales and settlements	(67)	(67)
Gain/ (loss) recorded in earnings	—	—
Gain/ (loss) recorded in other comprehensive income	—	—
Foreign exchange	(17)	(17)

Ending balance at December 31, 2011	1,871	1,871

December 31, 2010	Annuities $’000	Total $’000

Beginning balance at January 1, 2010	1,603	1,603
Actual return on assets:
Assets still held at the reporting date	171	171
Purchases, sales and settlements	(66)	(66)
Gain/ (loss) recorded in earnings	—	—
Gain/ (loss) recorded in other comprehensive income	—	—
Foreign exchange	(39)	(39)

Ending balance at December 31, 2010	1,669	1,669

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

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

Year ended December 31,	2011 $’000	2010 $’000

Change in benefit obligation:
Benefit obligation at beginning of year	20,074	19,235
Service cost	—	—
Interest cost	1,062	1,067
Plan participants’ contributions	—	—
Net transfer in	—	—
Actuarial loss	4,259	471
Benefits paid	(839)	(246)
Curtailment gain	—	—
Settlement	—	—
Foreign currency translation	(367)	(453)

Benefit obligation at end of year	24,189	20,074

Change in plan assets:
Fair value of plan assets at beginning of year	14,457	11,833
Actual return on plan assets	347	1,538
Employer contributions	1,770	1,571
Plan participants’ contributions	—	—
Net transfer in	—	—
Benefits paid	(839)	(246)
Settlement	—	—
Foreign currency translation	(188)	(239)

Fair value of plan assets at end of year	15,547	14,457

Funded status at end of year	(8,642)	(5,617)

Net actuarial loss/(gain) recognized in other comprehensive loss	4,310	(879)

Amounts recognized in the consolidated balance sheets consist of the following:

December 31,	2011 $’000	2010 $’000

Non-current assets	—	—

Current liabilities	—	—

Non-current liabilities	8,642	5,617

Amounts recognized in accumulated other comprehensive income/(loss) consist of the following:

December 31,	2011 $’000	2010 $’000

Net loss	(14,116)	(9,806)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in other comprehensive loss	(14,116)	(9,806)

The following table details certain information with respect to OEH’s U.K. defined benefit pension plan:

Year ended December 31,	2011 $’000	2010 $’000

Projected benefit obligation	24,189	20,074

Accumulated benefit obligation	24,189	20,074

Fair value of plan assets	15,547	14,457

The components of net periodic benefit cost for the OEH employees covered under the plan consisted of the following:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Service cost	—	—	—
Interest cost on projected benefit obligation	1,062	1,088	994
Expected return on assets	(1,006)	(805)	(645)
Net amortization and deferrals	608	678	620

Net periodic benefit cost	664	961	969

OEH expects to contribute $1,955,000 to the U.K. defined benefit pension plan in 2012.  The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2012	418
2013	429
2014	483
2015	511
2016	539
Next five years	3,250

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $881,000.

OEH has certain other post-retirement benefit obligations, of which the most significant relate to the Bali, Indonesia hotels and the Mount Nelson Hotel in South Africa.

Included in the consolidated balance sheet at December 31, 2011 is an amount of $533,000 (2010 - $374,000) relating to defined benefit pension obligations at the hotels in Bali, Indonesia.  The accrual was made based on actuarial valuation carried out in 2011. There are no assets to be disclosed.

OEH has a defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  The total number of active members is two, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at December 31, 2010 and updated for foreign exchange rates at December 31, 2011 showed a net pension plan surplus of approximately $15,000 (2010 - $90,000) based on fair value of plan assets of $971,000 (2010 - $1,558,000) and projected benefit obligation of $956,000 (2010 - $1,468,000). The surplus has not been recognized in the financial statements as it is deemed not recoverable.

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows:

Year ended December 31,	2011 $’000	2010 $’000

Employers’ contributions	2,254	1,893

14.                              Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax.  OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year-end.

Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in various jurisdictions, the effect of valuation allowances, and uncertain tax positions. The income tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Discrete items which had the most significant impact on the tax rate include a deferred tax credit of $2,094,000 in 2011 (2010 - charge of $1,305,000) arising in respect of foreign exchange gain/loss on the remeasurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differs from the functional currency.

The provision for income taxes consists of the following:

Year ended December 31, 2011	Pre-Tax (Loss)/ Income $’000	Current $’000	Non- current $’000	Deferred $’000	Total $’000

Bermuda	(23,436)	—	—	—	—
United States	13,918	3,986	—	(561)	3,425
Rest of the world	(40,132)	17,219	—	(477)	16,742
	(49,650)	21,205	—	(1,038)	20,167

Year ended December 31, 2010	Pre-Tax (Loss)/ Income $’000	Current $’000	Non- current $’000	Deferred $’000	Total $’000

Bermuda	(16,208)	—	—	—	—
United States	(7,431)	1,510	—	(1,882)	(372)
Rest of the world	(14,531)	7,618	—	17,412	25,030
	(38,170)	9,128	—	15,530	24,658

Year ended December 31, 2009	Pre-Tax (Loss)/ Income $’000	Current $’000	Non- current $’000	Deferred $’000	Total $’000

Bermuda	679	—	—	—	—
United States	(1,173)	928	—	255	1,183
Rest of the world	(8,916)	9,413	—	3,136	12,549
	(9,410)	10,341	—	3,391	13,732

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Operating loss carryforwards	61,708	52,791	47,926
Pensions	2,161	1,517	2,072
Stock options	1,647	—	—
Trademarks	3,868	—	—
Other	2,897	6,975	1,820
Less: Valuation allowance	(50,746)	(28,201)	(6,506)

Net deferred tax assets	21,535	33,082	45,312

Other	(5,109)	—	—
Depreciable assets	(172,643)	(195,647)	(187,109)

Deferred tax liabilities	(177,752)	(195,647)	(187,109)

Net deferred tax liabilities	(156,217)	(162,565)	(141,797)

The net deferred tax assets are included in other assets.  Net deferred tax liabilities are presented on the face of the consolidated balance sheets.

A net deferred tax liability of $64,000,000 was recognized at December 31, 2008 on the consolidation of Charleston Center LLC. This liability results from the difference between the tax basis of the hotel’s depreciable assets and the fair value of these assets consolidated in the OEH balance sheet. A net deferred tax liability of $61,072,000 was recognized at December 31, 2011 and is included in the table above.

The gross amount of tax loss carryforwards is $211,851,368 at December 31, 2011 (2010 - $200,152,509).  Of this amount, $16,108,730 will expire in the five years ending December 31, 2016 and a further $83,464,980 will expire in the five years ending December 31, 2021. The remaining losses of $112,277,658 will expire after December 31, 2021 or have no expiry date.  After weighing all positive and negative evidence, a valuation allowance has been provided against gross deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration.  A liability could arise if amounts are distributed by the subsidiaries or if the subsidiaries are ultimately disposed of.  The amount of temporary differences totaled $66,609,883 at December 31, 2011 (2010 - $73,856,347).  It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the temporary differences related to investments in subsidiaries.

OEH’s 2011 tax provision of $20,167,000 (2010 - $24,658,000) included a benefit of $3,430,000 (2010 - charge of $1,153,000) in respect of the provision for uncertain tax positions under ASC 740, of which $284,000 (2010 - $547,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2011 provision for income taxes included a deferred tax provision of $4,009,000 in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carryforwards and other deferred tax assets in certain jurisdictions compared to an $8,980,000 provision in 2010.

At December 31, 2011, the total amounts of unrecognized tax benefits included the following:

Year ended December 31, 2011	Total $’000	Principal $’000	Interest $’000	Penalties $’000

Balance at January 1, 2011	8,194	4,550	1,627	2,017
Additional uncertain tax provision identified during the year	—	—	—	—
Uncertain tax provision on prior year positions	817	600	132	85
Uncertain tax provisions paid during the year	(642)	(306)	(192)	(144)
Uncertain tax provisions settled during the year	(3,178)	(1,500)	(358)	(1,320)
Foreign exchange	(436)	(175)	(61)	(200)

Balance at December 31, 2011	4,755	3,169	1,148	438

At December 31, 2011, OEH recognized a $4,755,000 liability in respect of its uncertain tax positions. All of this ASC 740 provision arises in jurisdictions in which OEH conducts business other than Bermuda. The entire balance of uncertain tax benefit at December 31, 2011, if recognized, would affect the effective tax rate.

At December 31, 2010, the total amounts of unrecognized tax benefits included the following:

Year ended December 31, 2010	Total $’000	Principal $’000	Interest $’000	Penalties $’000

Balance at January 1, 2010	7,151	4,054	1,219	1,878
Additional uncertain tax provision identified during the year	1,153	606	408	139
Uncertain tax provision on prior year positions	—	—	—	—
Uncertain tax provisions paid during the year	—	—	—	—
Uncertain tax provisions settled during the year	—	—	—	—
Foreign exchange	(110)	(110)	—	—

Balance at December 31, 2010	8,194	4,550	1,627	2,017

At December 31, 2009, the total amounts of unrecognized tax benefits included the following:

Year ended December 31, 2009	Total $’000	Principal $’000	Interest $’000	Penalties $’000

Balance at January 1, 2009	11,493	8,180	1,140	2,173
Additional uncertain tax provision identified during the year	1,097	748	254	95
Uncertain tax provision on prior year positions	(4,959)	(4,523)	(83)	(353)
Uncertain tax provisions paid during the year	(340)	(272)	(68)	—
Uncertain tax provisions settled during the year	—	—	—	—
Foreign exchange	(140)	(79)	(24)	(37)

Balance at December 31, 2009	7,151	4,054	1,219	1,878

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2011, all tax years before 2003 are closed to examination by the tax authorities.

OEH believes that it is reasonably possible that within the next 12 months the ASC 740 provision will decrease by approximately $500,000 to $1,000,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which OEH operates.

15.          Supplemental cash flow information and restricted cash

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Cash paid for:
Interest	38,239	33,854	35,602

Income taxes	16,413	14,420	14,412

Non-cash investing and financing activities:

In conjunction with certain acquisitions in 2011, 2010 and 2009 (see Note 4), liabilities were assumed as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Fair value of assets acquired	—	115,165	86
Cash paid	—	(46,285)	(86)

Liabilities assumed	—	(68,880)	—

The purchase price, net of contingent consideration, of Grand Hotel Timeo and Villa Sant’Andrea acquired in January 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

OEH entered into a non-cash transaction to purchase land adjacent to its hotel at La Samanna in St. Martin from a third party during the year ended December 31, 2010.  See Note 4.

Restricted cash

December 31,	2011 $’000	2010 $’000

Cash deposits required to be held with lending banks to support OEH’s payment of interest and principal	9,606	4,204
Collateral to support derivatives with negative mark-to-market position	—	1,558
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	2,890	1,960
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	718	707

	13,214	8,429

16.          Shareholders’ equity

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

(b)          Dual common share capitalization

The Company has been capitalized with class A common shares, of which there are 240,000,000 authorized, and class B common shares, of which there are 120,000,000 authorized, each convertible at any time into one class A common share.  In general, holders of class A and class B common shares vote together as a single class, with holders of class B shares having one vote per share and holders of class A shares having one-tenth of one vote per share.  In all other substantial respects, the class A and class B common shares are the same.

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

17.          Share-based compensation plans

At December 31, 2011, OEH had five share-based compensation plans, which are described below.  The compensation cost that has been charged against earnings for these plans was $6,752,000 for the year ended December 31, 2011 (2010 - $5,965,000; 2009 - $4,121,000). Cash received from exercised options and vested awards was $3,000 for the year ended December 31, 2011 (2010 - $1,000; 2009 - $15,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2011 to be recognized over the period January 1, 2012 to December 31, 2014, was $10,507,000 and the weighted average period over which it is expected to be recognized is 25 months.

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000 class A common shares, respectively, could be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2011, 39,750 class A common shares were reserved under the 2000 plan for issuance pursuant to options awarded to nine persons, and 499,100 class A common shares were reserved under the 2004 plan for issuance pursuant to options awarded to 69 persons.  At December 31, 2011, no shares remain available for future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below.

The fair value of grants made in the year to December 31, 2011 was $Nil (2010 - $Nil; 2009 - $Nil).  The fair value of options which became exercisable in the year to December 31, 2011 was $1,218,000. For options which became exercisable during the year, the weighted average remaining contractual life is 6.8 years and the weighted average exercise price is $11.42. The fair value of options which were exercised in the year to December 31, 2011 was $9,000.

Details of share option transactions under the 2000 and 2004 stock option plans are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2010	874,950	24.13
Granted	—	—
Exercised	(13,500)	5.89
Forfeited, cancelled or expired	(52,950)	21.86

Outstanding — December 31, 2010	808,500	24.57
Granted	—	—
Exercised	(4,677)	5.89
Forfeited, cancelled or expired	(264,973)	27.53

Outstanding — December 31, 2011	538,850	23.05	5.7	402

Exercisable — December 31, 2011	538,850

The options outstanding under the 2000 and 2004 plans at December 31, 2011 were as follows:

Exercise prices $	Outstanding at 12/31/2011	Exercisable at 12/31/2011	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	254,300	254,300	6.9	5.89	5.89
13.06	14,250	14,250	0.8	13.06	13.06
13.40	10,000	10,000	1.4	13.40	13.40
14.70	35,000	35,000	2.6	14.70	14.70
28.40	15,000	15,000	3.7	28.40	28.40
28.50	16,500	16,500	3.5	28.50	28.50
34.88	3,200	3,200	4.2	34.88	34.88
34.90	8,650	8,650	4.6	34.90	34.90
35.85	16,500	16,500	6.7	35.85	35.85
36.50	24,550	24,550	4.5	36.50	36.50
42.87	8,050	8,050	4.9	42.87	42.87
46.08	14,200	14,200	6.4	46.08	46.08
51.90	12,600	12,600	6.2	51.90	51.90
52.51	7,800	7,800	5.2	52.51	52.51
52.51	78,650	78,650	5.7	52.51	52.51
52.59	9,300	9,300	5.5	52.59	52.59
59.23	10,300	10,300	5.9	59.23	59.23

	538,850	538,850

The weighted average fair value of options granted during the year ended December 31, 2011 was $Nil (2010 - $Nil; 2009 - $Nil).

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

(b)          2007 performance share plan

Under the Company’s 2007 performance share plan, awards of up to 500,000 class A common shares could be granted to OEH employees.  The shares covered by the awards are to be issued after at least one year from the grant date upon payment of a nominal amount ($0.01 per share), subject to meeting performance criteria set forth in the awards.  Awards have also been granted under the plan without any specified performance criteria. When the shares are issued under the awards, the grantees are also entitled to receive a cash equivalent of the dividends, if any, which would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date. At December 31, 2011, no shares remain available for future grants as these have been transferred to the 2009 plan described below.

At December 31, 2011, 172,229 class A common shares were reserved under the plan for issuance pursuant to awards made to 11 persons.

Awards covering a total of 45,380 class A common shares do not specify any performance criteria and will vest as long as the grantees are still directors or employees after three years from the grant date.

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

The fair value of grants made in the year to December 31, 2011 was $Nil (2010 - $Nil; 2009 - $1,590,825). The fair value of grants vested in the year to December 31, 2011 was $170,462.

The status of the awards as of December 31, 2011 and 2010 and changes during the years then ended are presented as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $’000

Outstanding — January 1, 2010	466,081	0.01
Granted	—	—
Vested	(180,744)	0.01
Forfeited, cancelled or expired	(825)	0.01

Outstanding — December 31, 2010	284,512	0.01
Granted	—	—
Vested	(26,690)	0.01
Forfeited, cancelled or expired	(85,593)	0.01

Outstanding — December 31, 2011	172,229	0.01	1,285

Estimates of fair values of the awards with performance and market conditions were made using the Monte Carlo valuation model, and estimates of fair values of the awards without performances and market conditions issued were made using the Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2011	2010	2009
Expected share price volatility	—	—	49.00%
Risk-free interest rate	—	—	1.75%
Expected annual dividends per share	—	—	$0.00
Expected life of awards	—	—	1-3 years

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

In the year ended December 31, 2011, no SARs were awarded. In the year ended December 31, 2010, OEH awarded 57,455 SARs at a price of $11.44 per SAR vesting in 2013. In the year ended December 31, 2009, OEH awarded 65,415 SARs at a price of $6.50 (awarded on January 20, 2009) and $8.91 (awarded on December 3, 2009) per SAR vesting in 2012.

Awards of SARs have been recorded as other liabilities with a fair value of $111,000.

Estimates of fair values of the awards were made using the Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2011	2010	2009
Expected share price volatility	51%-59%	50%-79%	80%-92%
Risk-free interest rate	0.28%-0.45%	1.02%	1.48%-2.69%
Expected annual dividends per share	$0.00	$0.00	$0.00
Expected life of awards	1.0 years	2.0 years	2.5 years

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

On March 1, 2011, OEH granted under the 2009 plan deferred shares without performance criteria covering 166,686 class A common shares of which 44,779 vested on June 30, 2011, 86,907 vest on March 1, 2012 and 35,000 vest on March 1, 2014. The stock price at the date of the award of deferred shares was $12.66 per share.

On May 31, 2011, OEH granted under the 2009 plan stock options on 421,600 class A common shares at an exercise price of $11.69 vesting on May 31, 2014. On the same day, it also granted under the 2009 plan deferred shares without performance criteria covering 13,600 class A common shares which vested on December 1, 2011, and deferred shares with performance criteria covering 147,914 class A common shares which vest on May 31, 2014. The stock price at the date of the award of deferred shares was $11.69 per share.

On June 13, 2011, OEH granted under the 2009 plan deferred shares without performance criteria covering 59,500 class A common shares which vest on June 13, 2014.  The stock price at the date of this award of deferred shares was $9.80.

On November 15, 2011, OEH granted under the 2009 plan stock options on 642,450 class A common shares at an exercise price of $8.06 vesting on November 15, 2014.

The fair value of option grants made in the year to December 31, 2011 was $4,793,000.  The fair value of options which became exercisable in the year to December 31, 2011 was $15,000. The fair value of options which were exercised in the year was $15,000.

Transactions relating to stock options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2010	987,200	8.60
Granted	1,071,950	9.94
Exercised	(28,800)	8.58
Forfeited, cancelled or expired	(20,000)	8.91

Outstanding — December 31, 2010	2,010,350	9.31
Granted	1,064,050	9.50
Exercised	(2,121)	9.41
Forfeited, cancelled or expired	(536,679)	9.51

Outstanding — December 31, 2011	2,535,600	9.35	8.8	—

Exercisable — December 31, 2011	—

The options outstanding under the 2009 plan at December 31, 2011 were as follows:

Exercise prices $	Outstanding at 12/31/2011	Exercisable at 12/31/2011	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $
8.38	395,900	—	7.4	8.38	8.38
7.71	5,000	—	7.5	7.71	7.71
8.91	306,100	—	7.9	8.91	8.91
9.93	5,000	—	8.1	9.93	9.93
8.37	391,000	—	8.5	8.37	8.37
11.44	452,450	—	8.9	11.44	11.44
11.69	337,700	—	9.4	11.69	11.69
8.06	642,450	—	9.9	8.06	8.06

	2,535,600	—

Estimates of the fair value of stock options on the grant date using the Black-Scholes option pricing model were based on the following assumptions:

Year ended December 31,	2011	2010	2009
Expected share price volatility	56%-58%	55%-58%	55%-56%
Risk-free interest rate	1.40%-0.97%	1.44%-2.71%	2.14%-2.95%
Expected annual dividends per share	$0.00	$0.00	$0.00
Expected life of stock options	5 years	5 years	5 years

At December 31, 2011, 485,020 class A common shares were reserved under the 2009 plan for issuance pursuant to awards of deferred shares made to 18 persons.  Of these awards, 253,870 do not specify any performance criteria and will vest up to June 2014. The remaining awards of up to 231,150 deferred shares will also vest up to June 2014 and are subject to performance and market criteria. Half of the 231,150 deferred share awards is subject to performance criteria based on OEH’s earnings before tax for the three years ending December 31, 2014, and the other half is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The fair value of deferred shares awarded in the year to December 31, 2011 was $3,430,000. The fair value of deferred shares vested in the year to December 31, 2011 was $3,687,000.

The status of the deferred share awards as of December 31, 2011 and 2010 and changes during the years then ended were as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding — January 1, 2010	22,191	0.01
Granted	375,517	0.01
Vested	(40,000)	0.01

Outstanding — December 31, 2010	357,708	0.01
Granted	387,700	0.01
Vested	(219,128)	0.01
Forfeited, cancelled or expired	(41,260)	0.01

Outstanding — December 31, 2011	485,020	0.01	3,618

Estimates of fair values of the awards with performance and market conditions were made using the Monte Carlo valuation model, and estimates of fair values of the awards without performances and market conditions issued were made using the Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2011	2010	2009
Expected share price volatility	88%	93%	76%
Risk-free interest rate	1.40%-0.97%	1.11	2.95
Expected annual dividends per share	$0.00	$0.00	$0.00
Expected life of awards	3 years	3 years	3 years

18.          Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $15,432,000 at December 31, 2011 (2010 - $43,658,000). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $499,000 at December 31, 2011 (2010 - $5,535,000).

OEH agreed to pay the vendor of Grand Hotel Timeo and Villa Sant’Andrea a further €5,000,000 (equivalent to $6,491,000 at December 31, 2011) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, €1,500,000 (equivalent to $2,062,000 at February 28, 2011) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been obtained. See Note 4.

‘21’ Club was a defendant in a putative class action lawsuit brought by private banqueting service staff seeking to recover alleged retained gratuities and overtime wages pursuant to New York State and U.S. federal wage and hour laws. In August 2011, the parties agreed in principle to settle the case by OEH paying plaintiffs $2,000,000 which had been accrued. This settlement was approved by the court in January 2012 and it was paid promptly after court approval.  Additionally, OEH accrued $500,000 in legal and tax costs associated with the lawsuit and settlement.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $7,293,000 at December 31, 2011, have not been recognized by OEH because of the uncertainty of collectability.

See Note 7 regarding assignment of the purchase and development agreements between OEH and the New York Public Library, including put and call options which were part of the contractual provisions under that assignment.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2012	8,857
2013	8,848
2014	8,845
2015	8,756
2016	8,231
2017 and thereafter	88,088

131,625

Rental expense for the year ended December 31, 2011 amounted to $9,865,000 (2010 - $9,459,000; 2009 - $8,825,000).

OEH has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

19.          Derivative financial instruments and fair value accounting

Risk management objective of using derivatives

OEH enters into derivative financial instruments to manage its exposures to future movements in interest rates on its borrowings.

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal.  During the year ended December 31, 2011 interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

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

As of December 31, 2011, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

December 31,	2011 ’000		2010 ’000

Interest Rate Swaps		€148,332		€158,495
Interest Rate Swaps		$117,765		$154,728
Interest Rate Swaps	A$	10,800	A$	11,100

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $45,919,000 at December 31, 2011 (2010 - $50,310,000), both being liabilities of OEH. Amounts recorded in other comprehensive income/(loss) were a $2,748,000 gain for the year ended December 31, 2011 (2010 - $4,398,000 gain).  The fair value of debt incorporates a credit valuation adjustment to take account of OEH’s credit risk.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of December 31, 2011, OEH had an interest rate swap with a notional amount of $Nil (2010 - $8,327,000) that was a non-designated hedge of OEH’s exposure to interest rate risk, and interest rate options with a fair value of $60,000 (2010 - $361,000) and a notional amount of €43,593,750 and $54,880,000 (2010 - €44,719,000 and $55,720,000).

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of December 31, 2011 and 2010:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of December 31, 2011 $’000	Fair Value as of December 31, 2010 $’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	1,033
Interest Rate Swaps	Accrued liabilities	(3,443)	(6,061)
Interest Rate Swaps	Other liabilities	(7,511)	(9,114)

Total		(10,954)	(14,142)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other assets	60	361
Interest Rate Swap	Accrued liabilities	—	(131)
Interest Rate Swap	Other liabilities	—	(654)

Total		60	(424)

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of consolidated operations and the statements of changes in consolidated total equity for the years ended December 31, 2011 and 2010:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Interest rate swaps designated as hedging instruments:
Amount of loss recognized in OCI (effective portion)	(7,566)	(8,385)	(9,710)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	8,789	11,027	7,068

Deferred tax on OCI movement	1,082	(112)	—

Change in fair value of derivatives, net of tax	2,305	2,530	(2,642)

Amount of gain recognized in interest expense on derivatives (ineffective portion)	(353)	(534)	(20)

Derivatives not designated as hedging instruments:
Amount of realized and unrealized gain/(loss) recognized in interest expense	484	(2,217)	(1,081)

At December 31, 2011, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $3,080,000 (2010 - $8,635,000).

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of December 31, 2011, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $10,953,308 (2010 - $14,927,000). As of December 31, 2011, OEH had no cash collateral (2010 - $1,558,000) with certain of its derivative counterparties in respect of these net liability positions. If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $11,551,365 (2010 - $15,161,000).

Fair value measurements

Derivatives are recorded in the consolidated balance sheet at fair value.  The valuation process for the derivatives uses observable market data provided by third-party sources. Interest rate swaps are valued by using yield curves derived from observable interest rates to project future swap cash flows and then discount these cash flows back to present values. Interest rate caps are valued using a model that projects the probability of various levels of interest rates occurring in the future using observable volatilities. OEH incorporates credit valuation adjustments to reflect both its own and its respective counterparty’s non-performance risk in the fair value measurements.

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to OEH’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that OEH may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure.  For interest rate swaps, OEH’s own credit spread is applied to the counterparty’s exposure to OEH and the counterparties credit spread is applied to OEH’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument.  The credit spreads used as inputs in the fair values calculations represent implied credit default swaps obtained from a third-party credit data provider.  Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs.  Where credit valuation adjustment exceeds 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.  OEH reviews its fair value hierarchy classifications quarterly.  Transfers between levels are made at the fair value on the actual date of the transfer if the event or change in circumstances caused the transfer can be identified.

The following tables summarize the valuation of OEH’s assets and liabilities by the fair value hierarchy at December 31, 2011 and 2010:

December 31, 2011	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	60	—	60

Total assets	—	60	—	60

Liabilities at fair value:
Derivative financial instruments	—	(10,954)	—	(10,954)

Total net liabilities	—	(10,894)	—	(10,894)

December 31, 2010	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	1,394	—	1,394

Total assets	—	1,394	—	1,394

Liabilities at fair value:
Derivative financial instruments	—	(15,683)	(277)	(15,960)

Total net liabilities	—	(14,289)	(277)	(14,566)

The tables below present a reconciliation of the beginning and ending balances of liabilities having fair value measurements based on significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	Beginning balance at January 1, 2011 $’000	Transfers into/ (out of) Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, Sales, Issuances or Settlements $’000	Ending balance at December 31, 2011 $’000
Liabilities at fair value:
Derivative financial instruments	277	(1,473)	305	1,140	305	—

Total liabilities	277	(1,473)	305	1,140	305	—

	Beginning balance at January 1, 2010 $’000	Transfers into/ (out of) Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, Sales, Issuances or Settlements $’000	Ending balance at December 31, 2010 $’000
Liabilities at fair value:
Derivative financial instruments	—	—	—	277	—	277

Total liabilities	—	—	—	277	—	277

The transfers into Level 3 in 2011 represent new swaps with a fair value close to zero where the credit valuation adjustment is greater than 20% of the fair value.

The amount of total losses for the year ended December 31, 2011 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2010 - $Nil; 2009 - $15,000).

Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of OEH’s non-financial assets measured on a non-recurring basis at December 31, 2011, 2010 and 2009 are as follows:

		Fair value measurements using
	Fair Value (1) at December 31, 2011 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in year ended December 31, 2011 $’000
Assets of discontinued operations held for sale	21,750	—	—	21,750	(26,084)
Property, plant and equipment	6,000	—	—	6,000	(9,830)
Goodwill	—	—	—	—	(12,422)
Real estate assets	39,238	—	—	39,238	(36,869)

		Fair value measurements using
	Fair Value (1) at December 31, 2010 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in year ended December 31, 2010 $’000
Assets of discontinued operations held for sale	22,004	—	—	22,004	(6,164)
Property, plant and equipment	22,912	—	—	22,912	(6,386)
Goodwill	—	—	—	—	(5,895)
Real estate assets	86,151	—	—	86,151	(24,616)
Other intangible assets	1,020	—	—	1,020	(1,070)

		Fair value measurements using
	Fair Value (1) At December 31, 2009 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses for year ended December 31, 2009 $’000
Assets of discontinued operations held for sale	93,050	—	93,050	—	(53,784)
Goodwill	—	—	—	—	(6,287)
Other intangible assets	—	—	—	—	(213)

(1)   Excludes costs to sell.

Assets of discontinued operations held for sale

For the year ended December 31, 2011, assets of discontinued operations held for sale related to Keswick Hall with a carrying value of $43,934,000 (including the value of land held for property development) were written down to fair value of $20,000,000, resulting in a non-cash impairment charge of $23,934,000.  In the fourth quarter of 2011, a model home was sold for $1,250,000, reducing the fair value of Keswick Hall (including the value of land held for property development) to $18,750,000.  In addition, assets of discontinued operations held for sale at Bora Bora Lagoon Resort were written down to its fair value (less costs to sell) of $2,850,000, resulting in a non-cash impairment charge of $2,150,000.

For the year ended December 31, 2010, assets of discontinued operations held for sale with a carrying amount of $5,000,000 (net of offsetting amounts within the currency translation adjustments account) of Bora Bora Lagoon Resort were increased to their fair value, resulting in a gain of $1,425,000 from foreign currency fluctuations.  Assets of discontinued operations held for sale of Hôtel de la Cité with a carrying value of $18,276,000 were written down to their fair value of $12,287,000, resulting in a non-cash impairment charge of $5,989,000.

In addition, real estate assets held for sale of Keswick Hall (model development homes), which were transferred to assets of discontinued operations held for sale, were written down to their fair value, resulting in an impairment charge of $1,600,000.

For the year ended December 31, 2009, assets of discontinued operations held for sale of Windsor Court Hotel, Bora Bora Lagoon Resort and La Cabana with carrying amounts of $146,834,000 were written down to their fair value, less costs to sell, resulting in a loss of $53,784,000.

Any gains or losses on movements are included in earnings/(losses) from discontinued operations in the period incurred.  See Note 2.

Property, plant and equipment

For the year ended December 31, 2011, property, plant and equipment at Casa de Sierra Nevada with a carrying value of $14,153,000 was written down to fair value of $6,000,000, resulting in a non-cash impairment charge of $8,153,000.  Additionally, as part of an overall impairment calculation, property, plant and equipment at Porto Cupecoy with a carrying value of $1,677,000 were written down to their fair value of $Nil.  See Note 6.

See Note 7 regarding assignment of the purchase and development agreements between OEH and the New York Public Library, including discussion related to put and call options included as part of the contractual provisions under that assignment. Based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

These impairments are included in earnings from continuing operations in the period incurred. See Note 7.

Goodwill

For the year ended December 31, 2011, goodwill of Maroma Resort and Spa, La Residencia, Mount Nelson Hotel and Westcliff Hotel with a carrying value of $12,422,000 was written down to its fair value of $Nil, resulting in a non-cash impairment charge of $12,422,000 which was included in earnings from continuing operations for the period.

For the year ended December 31, 2010, goodwill of La Samanna and Napasai with a carrying value of $5,895,000 was written down to its fair value of $Nil, resulting in a non-cash impairment charge of $5,895,000 which was included in earnings from continuing operations for the period.

For the year ended December 31, 2009, goodwill with a carrying amount of $6,287,000 of several hotels based on annual impairment tests was written down to its fair value of $Nil, resulting in a non-cash impairment charge of $6,287,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 8.

Real estate assets

For the year ended December 31, 2011, real estate assets held for sale at the Porto Cupecoy development were written down to their fair value (less costs to sell), resulting in a non-cash impairment charge of $36,868,000.

For the year ended December 31, 2010, real estate assets held for sale of Porto Cupecoy were written down to their fair value (less costs to sell), resulting in a non-cash impairment charge of $24,616,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 6.

Other intangible assets

There were no impairments to other intangible assets in the year ended December 31, 2011.

For the year ended December 31, 2010, other intangible assets of Internet-based businesses Luxurytravel.com UK Ltd. and O.E. Interactive Ltd. with a carrying value of $2,090,000 were written down to their fair value of $1,020,000 resulting in a non-cash impairment charge of $1,070,000.

For the year ended December 31, 2009, other intangible assets with a carrying amount of $213,000 were written down to their fair value of $Nil, resulting in a non-cash impairment charge of $213,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 8.

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

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of December 31, 2011 and 2010 are as follows:

December 31, 2011	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	90,104	90,104
Accounts receivable	44,972	44,972
Working capital facilities	—	—
Accounts payable	28,998	28,998
Accrued liabilities	87,617	87,617
Long-term debt, including current portion, excluding obligations under capital leases	538,730	509,866
Long-term debt held by consolidated variable interest entities	90,529	89,525

December 31, 2010	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	150,107	150,107
Accounts receivable	49,553	49,553
Working capital facilities	1,174	1,174
Accounts payable	25,448	25,448
Accrued liabilities	71,554	71,554
Long-term debt, including current portion, excluding obligations under capital leases	630,952	601,147
Long-term debt held by consolidated variable interest entities	92,304	91,511

20.          Other comprehensive income/(loss)

The accumulated balances for each component of other comprehensive income/ (loss) are as follows:

December 31,	2011 $’000	2010 $’000

Foreign currency translation adjustments, net of tax of $Nil and $Nil	(52,611)	(20,034)
Derivative financial instruments, net of tax of ($970) and $112	(6,440)	(8,745)
Pension liability, net of tax of $2,161 and $1,517	(13,238)	(9,806)

	(72,289)	(38,585)

The components of comprehensive income/(loss) are as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Net losses on common shares	(87,780)	(62,759)	(68,797)
Foreign currency translation adjustments	(32,577)	(1,916)	22,733
Change in fair value of derivatives, net of tax of ($1,082), $112 and $Nil	2,305	2,530	(2,642)
Change in pension liability, net of tax of $644, ($555) and $50	(3,432)	615	305

Comprehensive loss	(121,484)	(61,530)	(48,401)

21.          Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with accounting guidance.  OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions.  At December 31, 2011, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, a river cruise ship operates in Myanmar and five canal boats in France, and real estate developments are located in the U.S., Caribbean and Southeast Asia.  Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”).  Segment information is presented in accordance with the accounting policies described in Note 1. The chief operating decision maker is the Chief Executive Officer.

Financial information regarding these business segments is as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue:
Hotels and restaurants
Owned hotels - Europe	213,232	169,772	155,830
- North America	102,655	96,724	89,748
- Rest of World	166,903	148,778	116,182
Hotel management/part ownership interests	5,809	4,300	4,616
Restaurants	16,312	15,809	14,436

	504,911	435,383	380,812
Tourist trains and cruises	75,777	61,740	58,084
Real estate	7,871	64,019	1,706

	588,559	561,142	440,602

Depreciation and amortization:
Hotels and restaurants
Owned hotels - Europe	18,858	18,457	15,649
- North America	10,084	10,632	10,672
- Rest of World	12,269	11,340	8,953
Restaurants	675	671	718

	41,886	41,100	35,992
Tourist trains and cruises	4,079	3,610	3,030

	45,965	44,710	39,022

Segment EBITDA:
Hotels and restaurants
Owned hotels - Europe	60,264	37,388	38,595
- North America	13,552	14,986	14,491
- Rest of World	35,147	33,399	25,513
Hotel management/part ownership interests	5,261	2,228	2,995
Restaurants	(67)	2,476	1,757

	114,157	90,477	83,351
Tourist trains and cruises	20,948	17,407	20,571
Real estate	(6,403)	(4,229)	(2,511)
Gain on disposal	16,544	—	1,385
Impairment of real estate assets, goodwill, other intangible assets, and property, plant and equipment	(59,120)	(37,967)	(6,500)
Impairment of property, plant and equipment in unconsolidated company	(626)	—	—
Central overheads	(37,095)	(26,503)	(25,870)

	48,405	39,185	70,426

Segment EBITDA/net losses reconciliation:
Segment EBITDA	48,405	39,185	70,426
Less:
Depreciation and amortization	45,965	44,710	39,022
Interest expense, net	41,234	33,837	31,054
Foreign currency, net	4,229	(5,678)	1,067
Provision for income taxes	20,167	24,658	13,732
Share of provision for income taxes of unconsolidated companies	2,270	2,228	4,510

Losses from continuing operations	(65,460)	(60,570)	(18,959)

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Earnings from unconsolidated companies, net of tax:
Hotels and restaurants
Hotel management/part ownership interests	35	(2,026)	(2,809)
Tourist trains and cruises	4,322	4,284	6,992

	4,357	2,258	4,183
Capital expenditure:
Hotels and restaurants
Owned hotels - Europe	14,505	21,695	13,310
- North America	16,246	12,997	21,017
- Rest of World	21,411	18,720	24,599
Restaurants	2,637	257	342

	54,799	53,669	59,268
Tourist trains and cruises	3,849	3,726	9,098
Real estate	1,962	1,963	2,964

	60,610	59,358	71,344

December 31,	2011 $’000	2010 $’000

Identifiable assets:
Hotels and restaurants
Owned hotels - Europe	724,547	763,654
- North America	516,144	569,199
- Rest of World	401,255	438,794
Hotel management/part ownership interests	75,781	70,844
Restaurants	31,352	31,081

	1,749,079	1,873,572
Tourist trains and cruises	104,401	104,881
Real estate	39,138	77,660
Discontinued operations held for sale	38,251	81,601

	1,930,869	2,137,714

Financial information regarding geographic areas based on the location of properties is as follows:

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Revenue:
Europe	280,372	225,179	211,677
North America	126,838	176,552	104,184
Rest of World	181,349	159,411	124,741

	588,559	561,142	440,602

December 31,	2011 $’000	2010 $’000

Long-lived assets at book value:
Europe	694,977	721,464
North America	495,927	531,778
Rest of World	409,940	424,381

	1,600,844	1,677,623

Long-lived assets at book value constitute the following:

December 31,	2011 $’000	2010 $’000

Property, plant and equipment	1,174,119	1,231,188
Property, plant and equipment of consolidated variable interest entities	185,788	188,502
Investments	60,012	60,428
Goodwill	161,460	177,498
Other intangible assets	19,465	20,007
	1,600,844	1,677,623

22.          Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH is an equity method investor, and guarantees its $3,000,000 working capital facility.  This guarantee was in place before December 31, 2004.  The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2011 was $2,581,000 (2010 - $1,126,000).

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocaril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Note 5.  In the year ended December 31, 2011, OEH earned management and guarantee fees of $7,644,000 (2010 - $5,303,000; 2009 - $6,610,000) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at December 31, 2011 was $5,765,000 (2010 - $2,826,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the year ended December 31, 2011, OEH earned $1,204,000 (2010 - $1,107,000; 2009 - $1,113,000) in management fees, which are recorded in revenue, and $560,000 (2010 - $372,000; 2009 - $Nil) in interest income.  The amount due to OEH from the Hotel Ritz at December 31, 2011 was $18,486,000 (2010 - $15,689,000).  See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

23.       Adjustments to prior period amounts

Subsequent to the issuance of OEH’s consolidated financial statements for the year ended December 31, 2010, management determined that its non-current deferred income tax liabilities were understated by $5,972,000 due to a misstatement in computing the temporary difference between the tax and book value of its property, plant and equipment, resulting in a restatement of the following consolidated balance sheet accounts.  The figures in the “As restated” column include the impact of discontinued operations in 2011.

	December 31, 2010
	As previously reported	As restated	Adjustment
	$’000	$’000	$’000
Deferred income tax liabilities	100,730	106,702	5,972
Retained earnings	140,015	134,043	(5,972)

This prior period adjustment does not affect OEH’s net losses or losses per share for the year ended December 31, 2010.  The effect of correcting this misstatement has decreased retained earnings at January 1, 2010 and 2011 by $5,972,000, and has increased non-current deferred income tax liabilities by a corresponding amount at each date.  The restatement does not affect OEH’s net earnings/(losses) or cash flows in the year ended December 31, 2011 or the year ended December 31, 2010.

24.       Subsequent events

As reported in Note 2, OEH has completed the sale of Keswick Hotel, Virginia for $22,000,000 on January 23, 2012.

Summary of quarterly earnings (unaudited)

	Quarter ended
	December 31	September 30	June 30	March 31
2011	$’000	$’000	$’000	$’000

Revenue	134,585	180,388	173,433	100,153

Gross profit	72,348	95,852	93,072	49,757

Earnings/(losses) from operations	(2,737)	(15,647)	23,073	(8,876)
Net finance costs	(9,261)	(17,719)	(10,135)	(8,348)

Earnings/(losses) before income taxes and earnings from unconsolidated companies	(11,998)	(33,366)	12,938	(17,224)
(Provision for)/benefit from income taxes	(14,348)	(1,205)	(9,353)	4,739
Earnings/(losses) from unconsolidated companies net of tax	1,132	2,229	1,528	(532)

Net earnings/(losses) from continuing operations	(25,214)	(32,342)	5,113	(13,017)
Net earnings/(losses) from discontinued operations	(2,856)	(17,725)	108	(1,663)

Net earnings/(losses)	(28,070)	(50,067)	5,221	(14,680)

Net (earnings)/losses attributable to non-controlling interests	(36)	146	(67)	(227)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(28,106)	(49,921)	5,154	(14,907)

Net earnings/(losses) per share:

Basic	(0.27)	(0.49)	0.05	(0.14)
Diluted	(0.27)	(0.49)	0.05	(0.14)
Dividends per share	—	—	—	—

	Quarter ended
	December 31	September 30	June 30	March 31
2010	$’000	$’000	$’000	$’000

Revenue	130,609	176,566	163,624	90,343

Gross profit	62,717	78,744	74,060	43,089

Earnings/(losses) from operations	(4,854)	(10,336)	15,223	(10,044)
Net finance costs	(9,005)	(4,828)	(11,391)	(2,935)

Earnings/(losses) before income taxes and earnings from unconsolidated companies	(13,859)	(15,164)	3,832	(12,979)
Provision for income taxes	(8,691)	(8,762)	(6,061)	(1,144)
Earnings/(losses) from unconsolidated companies net of tax	(165)	1,117	3,357	(2,051)

Net earnings/(losses) from continuing operations	(22,715)	(22,809)	1,128	(16,174)
Net earnings/(losses) from discontinued operations	(3,769)	334	(1,910)	3,335

Net losses	(26,484)	(22,475)	(782)	(12,839)

Net (earnings)/losses attributable to non-controlling interests	5	23	(38)	(169)

Net losses attributable to Orient-Express Hotels Ltd.	(26,479)	(22,452)	(820)	(13,008)

	$	$	$	$
Net losses per share:

Basic	(0.27)	(0.25)	(0.01)	(0.15)
Diluted	(0.27)	(0.25)	(0.01)	(0.15)
Dividends per share	—	—	—	—

ITEM 9.                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                    Controls and Procedure

Disclosure Controls and Procedures

The Company’s interim chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is processed and reported within the appropriate time periods.  Based on that evaluation, and as discussed in more detail below, OEH management has concluded that these disclosure controls and procedures were ineffective as of December 31, 2011 due to a material weakness that OEH identified in its internal control over financial reporting, specifically related to the accounting for income taxes.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of OEH’s annual or interim financial statements will not be prevented or detected on a timely basis. During this assessment, management identified a material weakness in internal control over financial reporting.  As a result of the material weakness described below, management has concluded that OEH’s internal control over financial reporting was not effective as of December 31, 2011 based upon the COSO Framework.

OEH’s processes, procedures and controls related to accounting for income taxes did not operate effectively as of December 31, 2011 to ensure that amounts related to certain tax assets and liabilities and the current and deferred income tax expense were recorded in accordance with U.S. generally accepted accounting principles. Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts noted above.  OEH management has concluded that these internal control deficiencies constitute a material weakness in internal control because there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not have been prevented or detected on a timely basis.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Actions have been taken to improve internal controls over OEH’s accounting for income taxes, and OEH will take further steps to strengthen controls, including the following planned actions:

•                  enhance policies and procedures relating to tax account reconciliation, analysis and review,

•                  accelerate certain year end tax analysis and reporting activities to periods earlier in the year in order to provide additional analysis and reconciliation time,

•                  evaluate the need for additional resources in the preparation and review of the provision of income taxes,

•                  further specify and communicate to subsidiary finance and accounting personnel the requirements for tax jurisdiction specific information,

•                  further strengthen communication and information flows between the tax department and the financial reporting group, and

•                  enhance the training of tax accounting personnel with respect to the application of U.S. generally accepted accounting principles.

OEH anticipates the actions described above and resulting improvements in controls will strengthen OEH’s internal control over financial reporting and will, over time, address the related material weakness identified as of December 31, 2011. However, because the remedial actions relate to the training of personnel and many of the controls in OEH’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls, for at least several quarters, may be required prior to management being able to conclude that the material weakness has been remediated.

Deloitte LLP, OEH’s independent registered public accounting firm, issued the report below on the effectiveness of OEH’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Orient-Express Hotels Ltd.

Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•                                          The Company’s processes, procedures and controls related to accounting for income taxes did not operate effectively as of December 31, 2011, to ensure that amounts related to certain tax assets and liabilities and the current and deferred income tax expense were recorded in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for the tax accounts.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011, of the Company, and this report does not affect our report on such consolidated financial statements and  consolidated financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte LLP

London, England

February 29, 2012

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.  Subsequent to December 31, 2011, OEH began to implement its plan to remediate the material weakness noted above.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Directors

At the June 9, 2011 annual general meeting of the Company, James B. Hurlock and James B. Sherwood retired from the board of directors of the Company and did not stand for re-election.  At that meeting, Harsha V. Agadi and Philip R. Mengel were elected to the board by shareholders for the first time.

Paul M. White, another director, resigned from the board and as the Company’s President and Chief Executive Officer on July 8, 2011.  At that time, the board of directors appointed J. Robert Lovejoy, the Chairman and a non-executive director of the Company, as Interim Chief Executive Officer while the board conducts a search for a permanent chief executive officer of the Company.

The present directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 49	Executive Chairman of Quizno’s Global LLC (restaurants)	2011
John D. Campbell, 69	Senior Counsel (retired) of Appleby (attorneys)	1994
Mitchell C. Hochberg, 59	Managing Principal of Madden Real Estate Ventures LLC (real estate investment, development and advisory firm)	2009
Prudence M. Leith, 72	Freelance food consultant, television presenter and novelist	2006
J. Robert Lovejoy, 67	Chairman of the Board and Interim Chief Executive Officer of the Company	2000
Philip R. Mengel, 67	Operating Partner of Snow Phipps Group LLC (private equity investment firm)	2011
Georg R. Rafael, 74	Vice Chairman of the Board of the Company, and Managing Director of Rafael Group S.A.M. (hoteliers)	2002

The principal occupation of each director during at least the last five years is that shown in the table above supplemented by the following information.

Mr. Agadi became Executive Chairman of Quizno’s Global LLC in February 2012, a privately-owned group of about 3,400 mostly franchised sandwich restaurants in over 20 countries with a strong brand recognition.  Previously he was Chairman and Chief Executive of Friendly Ice Cream Corporation in 2010, a private company with over 400 restaurants principally in the eastern United States.  Friendly entered Chapter 11 reorganization proceedings in the United States in October 2011 and emerged in financially and operationally restructured form in January 2012.  In 2004 to 2009, Mr. Agadi was President and Chief Executive of Church’s Chicken Inc., another branded restaurant group with 1,700 locations in over 20 countries.  In 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and before joining Ripplewood held executive positions in the 1990s with other branded restaurant groups including Little Caesar Enterprises and Domino’s Pizza.  Mr. Agadi is also a non-executive director of Crawford & Company, an international insurance services firm listed on the New York Stock Exchange, and was a non-executive director of Sbarro Inc., a privately owned restaurant company formerly subject to Chapter 11 reorganization proceedings completed in November 2011 when Mr. Agadi stepped down as a director.  He is on the Board of Visitors of the Fuqua Business School at Duke University.

Mr. Campbell was a member of the law firm Appleby until March 1999 (serving as Senior Partner 1987-1999) and retired as Senior Counsel in July 2003.  Mr. Campbell is currently the non-executive Chairman of the Board of HSBC Bank Bermuda Ltd., a subsidiary of HSBC Holdings PLC,  and intends to step down at the bank’s next annual general meeting in May 2012 after serving as a director for 25 years.  He is also a non-executive director and Chairman of the Nominations and Governance Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business.

Mr. Hochberg has been the Managing Principal of Madden Real Estate Ventures since March 2007.  He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007.  Mr. Hochberg founded, and for 20 years to December 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States.  He is a lawyer and a certified public accountant.

Ms. Leith was the founder, owner and Managing Director of Leith’s Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  Past consulting activities have included Compass Group PLC, a large food service business with operations principally in the United Kingdom,

Continental Europe and North America.  Ms. Leith has served at various times as a non-executive director on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC, Nations Healthcare Ltd. and Omega International Group PLC.  She has been honored with the award of a CBE by the British government for services to the catering industry.

Mr. Lovejoy was appointed Chairman of the Board in June 2011 and Interim Chief Executive Officer in July 2011.  In 2010, he was Senior Advisor, General Counsel and an officer of Coatue Management LLC, a long/short equity manager of about $3.5 billion of institutional assets.  During the four prior years, he was Managing Director of Groton Partners LLC, a private merchant banking firm.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director of Lazard Frères & Co. LLC, an investment banking firm, and a General Partner of Lazard’s predecessor partnership for over 15 years.  Mr. Lovejoy is a lawyer (formerly a partner in the Davis Polk & Wardwell LLP law firm), and also a non-executive director of One Liberty Properties Inc., a commercial and industrial real estate investment trust listed on the NYSE.

Mr. Mengel joined Snow Phipps Group LLC in 2007, a private equity firm with about $1.2 billion of assets under management. Before that position, he served as Chief Executive Officer and director of United States Can Corporation in 2005 and 2006 when the company was sold following successful financial performance improvement under his leadership.  Mr. Mengel served as Chief Executive Officer of English, Welsh and Scottish Railway Ltd. in 1999 to 2003, the principal rail freight operator in Britain following privatization by the British government, and as Group Chief Executive of Ibstock PLC in 1995 to 1999, a British-based building products supplier, prior to the sale of that company. Mr. Mengel has been a director since 1999 of The Economist Group Ltd., a privately owned company that publishes ‘‘The Economist’’ magazine and other current affairs periodicals.

Mr. Rafael was Managing Director of Rafael Hotels Ltd., a deluxe hotel owning and operating company that Mr. Rafael founded in 1986.  Rafael Hotels was sold to Mandarin Oriental Hotels in 2000 and included among others such iconic hotels as The Mark in New York, Turnberry Isle Resort & Club in Miami and the Hotel du Rhône in Geneva.  After the sale of the company,  Mr. Rafael served as Vice Chairman of the Executive Committee of Mandarin Oriental Hotels until early 2002 when he joined the Company’s board.  Before Rafael Hotels, he was Joint Managing Director of Regent International Hotels, a deluxe hotel group that Mr. Rafael established with partners in 1972.  While with Regent, Mr. Rafael was responsible for the acquisition, reconstruction and development of such famous hotels as The Mayfair Regent in New York and Chicago, The Dorchester in London, The Beverly Wilshire in Los Angeles, The Regent Washington, The Regent Hong Kong and,  in the Pacific, the Halekulani in Honolulu, The Regent Fiji and The Regent Sydney and many more worldwide. Mr. Rafael was appointed Vice Chairman of  the Board of the Company in March 2010.

Director Qualifications

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Company’s board of directors to satisfy its oversight responsibilities effectively in light of OEH’s business and structure, the board of directors considered each person’s background and experience outlined above.

In particular, with regard to Mr. Agadi, the board of directors considered his experience as chief executive of various restaurant companies operating in many different countries.  OEH’s food and beverage function, of course, is an important part of its hospitality business.  As chief executive, Mr. Agadi developed expertise in sales, marketing, operations, finance, strategy and development.  Like OEH, these companies under Mr. Agadi’s guidance relied on strong marketing and brand awareness.

With regard to Mr. Campbell, the board of directors considered his work on other company boards and corporate governance experience, including his service as a director and Chairman of the Nominations and Governance Committee of another publicly traded company and as Chairman of the Board of HSBC Bank Bermuda Ltd., as well as his leadership, operational and legal experience, including his experience as a member of a global law firm.

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

With regard to Mr. Mengel, the board of directors considered his experience as a director and chief executive of large industrial and transport companies in the United States and abroad where he focused on improving operational and financial performance.  The board also appreciated his strong skills in financial analysis demonstrated throughout his career.

With regard to Mr. Rafael, the board of directors considered his hotel industry and operational experience, including his background founding deluxe hotel owning and operating companies, and his understanding of international business, general management and corporate strategy, including his service as Vice Chairman of the Executive Committee of a luxury hotel group.

Executive Officers

The present executive officers of the Company are as follows:

Name, Age	Position

J. Robert Lovejoy, 67	Chairman of the Board since June 2011 and Interim Chief Executive Officer since July 2011
Martin O’Grady, 48	Vice President—Finance and Chief Financial Officer since March 2008
Filip J.M. Boyen, 53	Vice President since September 2005 and Chief Operating Officer since September 2009
Richard M. Levine, 50	Vice President and Chief Legal Officer since February 2012
Roy A. Paul, 62	Vice President—Development and Chief Development Officer since February 2011
Maurizio Saccani, 61	Vice President—Italy since September 2007 and Chief of Product Development since December 2011
David C. Williams, 57	Vice President—Sales and Marketing since June 2004 and Chief Marketing Officer since June 2011
Raymond R.A. Blanc, 62	Vice President—Gastronomy since December 2010
Philip A. Calvert, 59	Vice President—Legal and Commercial Affairs since June 2010
Roger V. Collins, 65	Vice President—Design and Technical Services since June 2001
Sara L. Edwards, 47	Vice President—Human Resources since September 2011
Edwin S. Hetherington, 62	Vice President, General Counsel and Secretary since December 2006
Peter Massey-Cook, 47	Vice President—Compliance since January 2012

As noted above under “Directors”, Paul M. White resigned as a director and the President and Chief Executive Officer of the Company in July 2011, when Mr. Lovejoy, the non-executive Chairman of the Board, was appointed Interim Chief Executive Officer.  Mr. Lovejoy’s previous experience is described above regarding the Company’s directors.

At the end of 2011, Phillip A. Gesue resigned as Vice President—Real Estate, a position he held since September 2009, and continues as a consultant to OEH working principally on its Porto Cupecoy property development.

The principal occupation of the present Vice Presidents of the Company during at least the last five years is shown in the table above supplemented by the following information.

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

Mr. Levine joined OEH after eight years with Kerzner International Holdings Ltd., a global resort development and management business operating primarily under the One&Only and Atlantis brands, where he served as Executive Vice President and General Counsel working in business development and restructuring while leading the legal, regulatory and compliance department.

Previously he worked in the private equity investment business as General Counsel at Hellman & Friedman LLC (1998-2003) and Credit Suisse First Boston (1996-1998).  Mr. Levine is a New York-licensed lawyer.

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

Mr. Saccani joined Orient-Express Hotels Inc., an NYSE-listed predecessor of the Company, in 1978 as Food and Beverage Manager of the Hotel Cipriani.  After serving as Manager, Italy, of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985.  By 2007, he had assumed responsibility for all of the Company’s hotels in Italy, most recently the two acquired in Sicily in 2010.  While continuing to oversee the Italian properties, Mr. Saccani acts as the Company’s Chief of Product Development.

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

Mr. Calvert joined OEH in October 2008 as Director of Legal Services.  He held a similar position with Sea Containers Ltd., formerly an NYSE-listed leasing and transport company and the former parent of the Company, having joined in 1983 and worked on many OEH matters while Sea Containers was a shareholder in the Company.  Mr. Calvert is an English barrister and a New York-licensed lawyer.

Mr. Collins, an engineer during his entire career, has worked in the hotel industry since 1979 with Grand Metropolitan Hotels, Courage Inns and Taverns, and Trusthouse Forte Hotels, having joined Orient-Express Hotels Inc. in 1991.

Ms. Edwards joined OEH in 2009 as Director of Human Resources, Worldwide from Liberty Retail PLC where she was Human Resources and Change Director.  Prior to that position, Ms. Edwards in 2005-2007 was Vice President, Human Resources with the Maybourne Hotel Group.  She held previous senior personnel roles 1994-2004 with the Savoy Group of hotels and InterContinental Hotels and Resorts.

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980, and was appointed the Company’s Secretary in 1994.  He is a New York-licensed lawyer.  Until the end of 2006, he was also Vice President, General Counsel and Secretary of Sea Containers while it was listed on the NYSE.

Mr. Massey-Cook joined OEH in 2012 from the UBS AG investment bank where he served at Executive Director, Compliance for Europe, Middle East and Asia.  Previously in 1996-2009, he worked in various capacities at British Petroleum where he established and headed BP’s compliance program in Europe as Regional Director.  His commercial background has included export selling, strategic marketing and business development in the steel, chemicals and energy industries based at various times in Germany, Japan, Belgium and the U.K.

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the NYSE.  These include a set of Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Business Conduct and Ethics for Directors, Officers and Employees.  The Code of Business Conduct and Ethics is filed as an exhibit to this report.  These documents are published on the Company’s website (www.orient-express.com).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company’s corporate governance practices, however, do not differ in any significant way from those requirements, except that if the board of directors determines that a particular director has no material relationship with OEH and is otherwise independent, the board may waive any of the NYSE independence requirements. The Company’s corporate governance practices comply with applicable requirements of the SEC.

The present members of the Company’s Audit Committee are Ms. Leith and Messrs. Campbell, Hochberg and Mengel (chairman).  The board has designated Mr. Hochberg, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee are Ms. Leith and Messrs. Agadi, Campbell (chairman) and Rafael.  The present members of the Nominating and Governance Committee are Ms. Leith (chairman) and Messrs. Campbell, Hochberg, Mengel and Rafael.  See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

In addition, the board has appointed Messrs. Agadi, Hochberg (chairman), Lovejoy, Mengel and Rafael  as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion, and has appointed Ms. Leith and Messrs. Hochberg (chairman), Lovejoy and Rafael as a Search Committee to search for a permanent replacement of Mr. White as the Company’s President and Chief Executive Officer.

The non-executive directors of the Company meet regularly without management present.  Mr. Hurlock presided at these executive sessions of the board while he was Chairman, and Mr. Rafael now presides as Vice Chairman.

Interested persons may communicate directly with any of the Company’s directors by writing to him or her at the Company’s registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Information responding to Item 405 of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 11.       Executive Compensation

Because the Company is a foreign private issuer, it is responding to this Item 11 as permitted by Item 402(a)(1) of SEC Regulation S-K under the 1934 Act.

The total cash salary and bonus paid in 2011 to all executive officers of the Company as a group (11 persons, including Phillip A. Gesue who resigned at the end of 2011) for services to OEH in all capacities amounted to $5,299,000.  This total and the other data about executive officers in this Item 11 exclude Richard M. Levine and Peter Massey-Cook who joined as officers in 2012, and exclude J. Robert Lovejoy in his capacity as Interim Chief Executive Officer to which he was appointed by the board of directors in July 2011 and for which he was paid total cash compensation of $433,100 in 2011.

The foregoing total amount and the data about executive officers in this Item 11 also exclude Paul M. White who resigned as President and Chief Executive Officer of the Company on July 8, 2011.  During the first six months of the year, Mr. White was paid total cash salary and bonus of $549,500.  At the time of his resignation, he and OEH entered into a separation agreement containing customary terms and providing for payment of $1,008,000 as compensation for termination of his employment, less applicable taxes and certain amounts due from Mr. White, and $33,000 into his pension account.  These and other terms of Mr. White’s separation agreement are described in the Company’s Form 8-K Current Report dated July 11, 2011 incorporated herein by reference.

OEH has entered into agreements with certain of the Company’s executive officers entitling them to receive employment termination payments in certain circumstances constituting a change in control of the Company in an amount equal to two times each officer’s annual compensation.  The agreements of the U.S. tax-paying officers also require the Company to pay the excise tax on their severance payments imposed pursuant to section 4999 of the U.S. Internal Revenue Code.

Retirement Plans

Executive officers who are United Kingdom citizens participated in a contributory defined benefit pension plan established by an OEH subsidiary for British employees.  The amount of contribution by the subsidiary to the plan in respect of a specific person cannot readily be separated or individually calculated.  Participants in the plan have been eligible to receive at their normal retirement date an annual pension based on the number of years of pensionable service and their final pensionable compensation.

In May 2006, the subsidiary froze its U.K. defined benefit pension plan, thus stopping future benefit accrual, so that the benefit payable to participants at their normal retirement date will be calculated using pensionable service and final pensionable salary at that date.  Thereafter, the OEH subsidiary established a defined contribution retirement plan for British employees, including U.K.-based officers, under which the subsidiary contributes to individual accounts established by employees.  The subsidiary currently contributes for the executive officer participants in this plan at the rate of up to ten percent of annual salary.

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to the one participating executive officer of the Company amounted to approximately $77,400 at December 31, 2011, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of five participating executive officers a total of $185,000 during 2011.  See Note 13 to the Financial Statements regarding retirement plans .

Certain U.S. subsidiaries of OEH have adopted a 401(k) retirement plan that permits employees to contribute amounts out of their compensation into individual tax-deferred accounts.  The maximum contribution most employees could make was $16,500 in 2011.

Three executive officers of the Company based in the U.S. participated in this plan in 2011, and OEH paid a total of $34,300 into their accounts as partial matching payments under the plan in addition to their own contributions.

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

During 2011, options to purchase an aggregate of 713,400 class A shares were granted under the 2009 plan to executive officers of the Company at prices ranging from $8.06 to $11.69 per share, and no options were exercised by officers.  During 2011, no options were granted to the directors of the Company, and options on 1,008 class A shares were exercised by directors.

At December 31, 2011, options under the three plans to purchase an aggregate of 2,167,250 class A shares (of which 660,250 were exercisable by June 30, 2012) were held by directors and executive officers at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2012 and 2021.  See Note 17 to the Financial Statements.

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

During 2011, awards were made under the 2009 plan with performance criteria based on total shareholder return and earnings before tax on up to 113,427 class A shares to executive officers, all vesting in 2014, and additional awards were made without performance criteria on 112,615 class A shares to executive officers, of which 68,715 vest in 2012 and 43,900 vest in 2014.  Also during 2011, 64,200 class A shares without performance criteria were awarded to the directors of the Company, of which 13,600 vested and were issued in December 2011 and 50,600 vest in 2014. Finally under prior years’ awards under the 2007 and 2009 plans, a total of 98,754 class A shares were issued to executive officers during 2011 plus an additional 15,000 class A shares in February 2012, and a total of 55,490 class A shares were issued to directors during 2011 (including the 13,600 shares issued in December 2011) plus an additional 51,645 class A shares in February 2012.

At December 31, 2011, awards on a total of up to 635,859 class A shares of the Company were outstanding to directors and executive officers under the 2007 and 2009 plans vesting in 2012 to 2014, including the shares vested and issued in February 2012.  See Note 17 to the Financial Statements.

In 2011, prior to Mr. White’s resignation as President and Chief Executive Officer of the Company, 28,577 class A shares were issued to him under previous years’ awards of deferred shares under the 2009 plan that vested during the first six months of the year.  In addition, as part of Mr. White’s July 2011 separation agreement with OEH referred to above, past deferred share awards under the 2009 plan covering 42,779 class A shares vested immediately and the shares were issued to him, and past deferred share awards under the 2009 plan covering 21,390 class A shares will vest in 2012.  All other past awards to Mr., White under the 2007 and 2009 plans and the 2000 and 2004 Stock Option Plans lapsed without compensation.

As noted above with respect to the 2000 and 2004 Stock Option Plans, following shareholder approval of the 2009 plan, no further share awards may be made under the 2007 plan.

Non-Executive Director Fees

In 2011, each of Ms. Leith and Messrs. Agadi, Campbell, Hochberg, Mengel, Rafael and Sherwood  was paid a cash retainer fee as a member of the Company’s board of directors at the annual rate of $50,000, payable in quarterly installments while each served as a director, and a cash attendance fee of between $1,500 and $5,500 for each meeting of the board or a committee thereof which he or she attended, depending on the location of the meeting and whether it was held by conference telephone call.  Prior to his appointment as Chairman of the Board in June 2011, Mr. Lovejoy also received these retainer and attendance fees.

In 2011, the members of the Audit Committee were each paid a cash retainer fee at the annual rate of $5,000, and the members of the Compensation Committee, Nominating and Governance Committee and Investment Committee were each paid a cash retainer fee at the annual rate of $2,500.  In addition, the chairman of the Audit Committee was paid a cash fee at the annual rate of $20,000, and the chairman of each of the other three committees was paid a cash fee at the annual rate of $7,500.  All of these fees were payable in quarterly installments while each director served on a committee or as chairman.  No retainer or chairman fee was paid to the Search Committee members, although they were paid per meeting attendance fees.  Mr. Lovejoy was paid committee retainer fees and an Audit Committee chairman fee until he was appointed Chairman of the Board.

As Chairman of the Board in 2011, Mr. Hurlock and subsequently Mr. Lovejoy were paid an all-inclusive cash amount at the annual rate of $500,000, payable in quarterly installments while each served as board Chairman, in lieu of annual retainer or per meeting attendance fees.  As Vice Chairman of the Board, Mr. Rafael was paid a cash amount of $100,000 in 2011 in addition to payment to him of the foregoing retainer and attendance fees.

Aggregate cash retainer, attendance and other director fees to Ms. Leith and Messrs. Agadi, Campbell, Hochberg, Hurlock, Lovejoy, Mengel, Rafael and Sherwood described above amounted to $1,405,200 in 2011.  Also, as noted above, Mr. Lovejoy was paid total cash compensation of $433,100 for serving as the Company’s Interim Chief Executive Officer.

In addition, as noted above, the directors participate in the Company’s 2000 and 2004 Stock Option Plans, 2007 Performance Share Plan and 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2011 of deferred shares without performance criteria under the 2009 plan on a total of 64,200 class A shares to the directors.

See Item 13—Certain Relationships and Related Transactions, and Director Independence regarding an agreement between OEH and Mr. Sherwood relating to the Hotel Cipriani in Venice, Italy.

Mr. Lovejoy and his family may stay at OEH’s properties without charge, except for third-party provided services used during his visits.  The other directors and their families are entitled to 75% discounts off the usual room rates and food and beverage prices for their personal visits at OEH’s properties.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company’s board of directors is composed of four non-executive directors, namely Ms. Leith and Messrs. Agadi, Campbell and Rafael.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company’s board of directors or its Compensation Committee,

Information responding to Item 407(e)(5) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

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

Orient-Express Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company, which owns only class B shares.  Under Bermuda law, the shares owned by Holdings are outstanding and may be voted.  In a strategic transaction involving OEH such as a takeover of the Company, this structure may assist in maximizing the value that the Company and its shareholders receive in the transaction.  See “Risks of Investing in Class A Common Shares” in Item 1A—Risk Factors regarding a judgment of the Bermuda Supreme Court in 2010 upholding this class B share ownership and voting structure.  Each class B share is convertible at any time into one class A share and, therefore, the shares listed as owned by Holdings represent class B shares and the class A shares into which those shares are convertible.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12 Bermuda	18,044,478		14.9%	100.0%

TIAA-CREF Investment Management LLC and Teachers Advisors Inc. (2) 730 Third Avenue New York, New York 10017	7,331,376	(9)	7.1%	—

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (3) Mandlik House, Mandlik Road Mumbai 400 001, India	7,130,764	(9)	6.9%	—

T. Rowe Price Associates Inc. (4) 100 E. Pratt Street Baltimore, Maryland 21202	6,628,493	(9)	6.5%	—

AllianceBernstein LP (5) 1345 Avenue of the Americas New York, New York 10105	6,527,174	(9)	6.4%	—

Reuben Brothers Ltd. and Alexander Bushaev (6) 3 Mangrove Bay Road Sandy’s Parish, Bermuda	6,379,465	(9)	6.2%	—

Dimensional Fund Advisors LP (7) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	5,713,220	(9)	5.6%	—

Lord, Abbett & Co. LLC (8) 90 Hudson Street Jersey City, New Jersey 07302	5,264,382	(9)	5.1%	—

(1)                                 The percentage of class A shares shown is based on 102,693,039 class A shares outstanding on February 17, 2012, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)                                 The information with respect to TIAA-CREF Investment Management LLC (“TIAA-CREF”) and Teachers Advisors Inc. (“Teachers”) relates only to class A shares and is derived from their joint Schedule 13G reports amended February 14, 2012 and filed with the SEC on that date.  The reports state that (a) TIAA-CREF and Teachers are registered investment advisers and are reporting their combined holdings for the purpose of administrative convenience, (b) TIAA-CREF acts as investment adviser to College Retirement Equities Fund, a registered investment company (“College”), and Teachers acts as investment adviser to other related investment companies, funds and accounts, (c) TIAA-CREF has sole voting and dispositive power with respect to 6,035,754 class A shares owned by College, and (d) Teachers has sole voting and dispositive power with respect to 1,295,622 class A shares owned by those other investment companies, funds and accounts.

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

(4)                                 The information with respect to T. Rowe Price Associates Inc. (“T. Rowe Price”) relates only to class A shares and is derived from its Schedule 13G report amended February 14, 2012 and filed with the SEC on February 8, 2012.  The report states that (a) T. Rowe Price is a registered investment adviser and (b) it has sole voting power with respect to 1,822,231 class A shares and sole dispositive power with respect to 6,628,493 class A shares.

(5)                             The information with respect to AllianceBernstein LP (“AllianceBernstein”) relates only to class A shares and is derived from its Schedule 13G report amended February 13, 2012 and filed with the SEC on that date.  The report states that (a) AllianceBernstein is a registered investment adviser, (b) class A shares are held on behalf of undisclosed client discretionary investment advisory accounts of AllianceBernstein, and (c) AllianceBernstein has sole voting power with respect to 5,664,001 class A shares, sole dispositive power with respect to 6,360,614 class A shares, and shared dispositive power with respect to 166,560 class A shares.

(6)                                 The information with respect to Reuben Brothers Ltd. (“Reuben Brothers”) and Alexander Bushaev (“Bushaev”) relates only to class A shares and is derived from their joint Schedule 13G report amended February 10, 2012 and filed with the SEC on February 14, 2012.  The report states that (a) Reuben Brothers is a corporation and Bushaev is an individual, (b) Bushaev manages the investments of Reuben Brothers under contract, and (c) Reuben Brothers and Bushaev have shared voting and dispositive power with respect to 6,379,465 class A shares.

(7)                                 The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G report amended February 10, 2012 and filed with the SEC on February 14, 2012.  The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as sub-advisors, and (c) Dimensional has sole voting power with respect to 5,589,495 class A shares and sole dispositive power with respect to 5,713,220 class A shares.

(8)                                 The information with respect to Lord, Abbett & Co. LLC (“Lord Abbett”) relates only to class A shares and is derived from its Schedule 13G report dated February 14, 2012 and filed with the SEC on that date.  The report states that (a) Lord Abbett is a registered investment adviser and (b) it has sole voting power with respect to 4,606,332 class A shares and sole dispositive power with respect to 5,264,382 class A shares.

(9)                                 Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of class A common shares of the Company by each current director and executive officer of the Company and by all directors and executive officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares, Mr. Campbell shares voting and dispositive power with respect to 11,000 shares, and Mr. Lovejoy shares voting and dispositive power with respect to 4,100 shares.  Each individual’s holding is less than 1% of the class A shares outstanding.

The group total in the following table includes class A shares beneficially owned by directors and executive officers  as well as (a) 660,250 class A shares covered by stock options held by them becoming exercisable before June 30, 2012 under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan and (b) awards covering 68,715 class A shares without performance criteria and up to 126,849 classs A shares with performance criteria held by officers vesting before June 30, 2012 under the 2009 plan and the Company’s 2007 Performance Share Plan.  The group total represents 1.3% of class A shares outstanding.

As noted above, certain of the directors of the Company may be deemed to share beneficial ownership of the class B shares held by Holdings because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Harsha V. Agadi	35,000
Raymond R.A. Blanc	—
Filip J.M. Boyen	25,925
Philip A. Calvert	5,812
John D. Campbell	22,345
Roger V. Collins	19,871
Sara L. Edwards	—
Edwin S. Hetherington	20,565
Mitchell C. Hochberg	26,265
Prudence M. Leith	15,705
Richard M. Levine	—
J. Robert Lovejoy	20,445
Peter Massey-Cook	—
Philip R. Mengel	30,000
Martin O’Grady	24,108
Roy Paul	—
Georg R. Rafael	216,345
Maurizio Saccani	8,390
David C. Williams	26,738
All directors and executive officers as a group (19 persons) including 855,814 exercisable stock option shares and early vesting deferred shares	1,353,328

The foregoing table does not include stock options to purchase an aggregate of 1,507,000 class A shares becoming exercisable after June 30, 2012 held by directors and executive officers under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares covering an aggregate of up to 373,650 class A shares vesting after June 30, 2012 held by directors and executive officers under the Company’s 2009 Share Award and Incentive Plan.

The board of directors of the Company has adopted guidelines concerning class A share ownership by non-executive directors.  The current guidelines are for each director to own beneficially class A shares in an amount equivalent to three times the annual cash retainer fee for board service (currently $50,000) within four years after initial election by shareholders and five times that amount within six years, with owned class A shares valued at the higher of cost or current market value.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.7%
TIAA-CREF et al.	7,331,376	—	2.6%
Indian Hotels et al.	7,130,764	—	2.5%
T. Rowe Price	6,628,493	—	2.3%
AllianceBernstein	6,527,174	—	2.3%
Reuben Brothers et al.	6,379,465	—	2.3%
Dimensional	5,713,220	—	2.0%
Lord Abbett	5,264,382	—	1.9%
All directors and executive officers as a group (19 persons) including 855,814 exercisable stock option shares and early vesting deferred shares	1,353,328	18,044,478	64.0%

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

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company’s board of directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company’s board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects.  See Note 16(c) to the Financial Statements (Item 8 above).  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company’s board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 13.                          Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

James B. Sherwood, a former director of the Company, owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company.  OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood’s option in the case of a proposed cash sale, the offered sale price.  In addition, the Company has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of the Company occurs.  Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual instalments with interest at LIBOR.  These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

See also Note 22 to the Financial Statements (Item 8 above) regarding related party transactions.

Director Independence

The seven members of the board of directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from OEH and its management, the board has reviewed the materiality of any relationship that each of them has with OEH either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation.  The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company’s Audit Committee, the SEC’s independence rules.

Based on this review, the board has determined that Ms. Leith and Messrs. Agadi, Campbell, Hochberg, Mengel and Rafael are independent directors.  The board also determined that, prior to his appointment as Interim Chief Executive Officer of the Company, Mr. Lovejoy was an independent director.  The Company’s Corporate Governance Guidelines are filed as an exhibit to this report and are available at OEH’s website www.orient-express.com.

Mr. Hochberg’s real estate investment, development and advisory firm was paid consultancy fees prior to his initial election to the board of directors of the Company in June 2009 when the consulting engagement terminated. Because these fees were paid within the last three years, Mr. Hochberg does not meet the relevant director independence requirement of the NYSE. However, the board has waived compliance with the NYSE independence requirement in the case of Mr. Hochberg and determined Mr. Hochberg to be independent, as is permitted because the Company is a foreign private issuer and because the Company’s Corporate Governance Guidelines contemplate the possibility of such a waiver. In making the determination that Mr. Hochberg is an independent director, the board considered that since June 2009, neither Mr. Hochberg nor his firm has received any payment from the Company, other than customary fees paid to Mr. Hochberg as a director, that the consultancy work up to June 2009 was limited to one project (the New York hotel project) in which the Company ended its involvement in April 2011, and that Mr. Hochberg satisfies the director independence requirements of the SEC.

ITEM 14.       Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, OEH’s independent registered public accounting firm, for audit and permitted non-audit services in 2011 and 2010:

	2011	2010

Audit fees	$2,366,700	$1,927,000
Audit-related fees	147,200	167,000
Tax fees	1,259,400	507,000
All other fees	—	—
Total	$3,773,300	$2,601,000

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were no other services provided in 2011 and 2010.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year’s audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original preapproval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2011 and 2010, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

Page Number

1. Financial Statements

Reports of independent registered public accounting firm	53 and 112

Consolidated financial statements - years ended December 31, 2011, 2010 and 2009:
Balance sheets (December 31, 2011 and 2010)	54
Statements of operations	56
Statements of cash flows	58
Statements of total equity	60
Notes to financial statements	61

2. Financial Statement Schedule

Schedule II — Valuation and qualifying accounts (years ended December 31, 2011, 2010 and 2009)	126

3. Exhibits

The index to exhibits appears below, on the pages immediately following the signature pages to this report.

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

	Column B	Column C - Additions					Column E
	Balance	Charged					Balance
	at	to	Charged to				at
	beginning	costs and	other		Column D		end
Column A	of period	expenses	accounts		Deductions		of period
Description	$	$	$		$		$

Year ended December 31, 2011:
Allowance for doubtful accounts	474,000	231,000	(3,000	)(2)	(100,000	)(1)	602,000
Valuation allowance on deferred tax assets	28,201,000	4,009,000	18,536,000		—		50,746,000

Year ended December 31, 2010:
Allowance for doubtful accounts	388,000	223,000	(6,000	)(2)	(131,000	)(1)	474,000
Valuation allowance on deferred tax assets	6,506,000	8,980,000	12,715,000		—		28,201,000

Year ended December 31, 2009:
Allowance for doubtful accounts	637,000	204,000	(4,000	)(2)	(449,000	)(1)	388,000
Valuation allowance on deferred tax assets	3,371,000	—	3,135,000		—		6,506,000

(1)                                 Bad debts written off, net of recoveries.

(2)                                 Foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 29, 2012

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 29, 2012

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ John D. Campbell	Director
John D. Campbell

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Chairman, Interim Chief Executive Officer and Director (Principal Executive Officer)
J. Robert Lovejoy

/s/ Philip R. Mengel	Director
Philip R. Mengel

/s/ Georg R. Rafael	Vice Chairman and Director
Georg R. Rafael

Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Martin O’Grady
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 1-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 1-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 1-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 1-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 1-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to November 3, 2010 Form 8-K Current Report (File No. 1-16017)	Secured Facility Agreement dated October 28, 2010 for Orient-Express Hotels Ltd. and certain subsidiaries arranged by Barclays Bank PLC and other banks

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis.  The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan
10.2	Exhibit 10.2 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 1-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan
10.5	Exhibit 10.1 to June 4, 2010 Form 8-K Current Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan

Exhibit No.	Incorporated by Reference to	Description

10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Filip Boyen (dated December 1, 2006), Roger Collins (dated December 1, 2006), Martin O’Grady (dated November 15, 2007), Philip Calvert (dated December 5, 2008) and Roy Paul (dated February 1, 2011)

10.9	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Edwin Hetherington (dated December 1, 2006), David Williams (dated December 1, 2006) and Richard Levine (dated February 21, 2012)

10.10

Form of Indemnity Agreement between Orient-Express Hotels Ltd. and each of its non-executive directors (John Campbell, Mitchell Hochberg, Prudence Leith, Robert Lovejoy and Georg Rafael dated October 30, 2009, and Harsha Agadi and Philip Mengel dated June 9, 2011)

11		Statement of computation of per share earnings
12		Statement of computation of ratios
14		Code of Business Conduct and Ethics for Directors, Officers and Employees of Orient-Express Hotels Ltd.
21		Subsidiaries of Orient-Express Hotels Ltd.
23		Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and No. 333-168588
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1		Corporate Governance Guidelines of Orient-Express Hotels Ltd.
99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 1-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file