Form 10-Q
period 2012-03-31
ORIENT EXPRESS HOTELS LTD
filed 2012-05-09
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of April 27, 2012, 102,891,537 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2012 $’000	December 31, 2011 $’000
Assets
Cash and cash equivalents	66,516	90,104
Restricted cash	15,190	13,214
Accounts receivable, net of allowances of $678 and $602	50,947	44,972
Due from unconsolidated companies	10,616	10,754
Prepaid expenses and other	28,081	20,176
Inventories	46,056	44,499
Assets of discontinued operations held for sale	16,869	38,251
Real estate assets	31,210	32,021

Total current assets	265,485	293,991

Property, plant and equipment, net of accumulated depreciation of $305,672 and $289,185	1,211,931	1,174,119
Property, plant and equipment of consolidated variable interest entities	185,213	185,788
Investments in unconsolidated companies	61,016	60,012
Goodwill	165,237	161,460
Other intangible assets	19,318	19,465
Other assets	40,115	36,034

	1,948,315	1,930,869

Liabilities and Equity
Working capital loans	133	—
Accounts payable	26,647	28,998
Accrued liabilities	93,091	87,617
Deferred revenue	47,164	30,881
Liabilities of discontinued operations held for sale	781	1,781
Current portion of long-term debt and obligations under capital leases	66,185	77,058
Current portion of long-term debt of consolidated variable interest entities	1,765	1,784

Total current liabilities	235,766	228,119

Long-term debt and obligations under capital leases	470,895	466,830
Long-term debt of consolidated variable interest entities	88,319	88,745
Liability for pension benefit	8,921	8,642
Other liabilities	25,571	26,145
Deferred income taxes	95,040	94,036
Deferred income taxes of consolidated variable interest entities	60,881	61,072
Liability for uncertain tax positions	5,044	4,755

	990,437	978,344
Commitments and contingencies (Note 17)

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued - 102,870,147 (2011 - 102,625,857)	1,028	1,026
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2011 - 18,044,478)	181	181

Additional paid-in capital	977,136	975,330
Retained earnings	30,592	46,263
Accumulated other comprehensive loss	(53,342)	(72,289)
Less: Reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)

Total shareholders’ equity	955,414	950,330
Non-controlling interests	2,464	2,195

Total equity	957,878	952,525

	1,948,315	1,930,869

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended March 31,	2012 $’000	2011 $’000

Revenue	108,852	100,153

Expenses:
Cost of services	54,299	50,396
Selling, general and administrative	52,739	48,247
Depreciation and amortization	11,028	10,992

Total expenses	118,066	109,635

Gain on disposal of property, plant and equipment	—	606

Losses from operations	(9,214)	(8,876)

Interest expense, net	(7,461)	(9,311)
Foreign currency, net	865	963

Net finance costs	(6,596)	(8,348)

Losses before income taxes and earnings from unconsolidated companies, net of tax	(15,810)	(17,224)

(Provision for)/benefit from income taxes	(248)	4,739

Losses before losses from unconsolidated companies	(16,058)	(12,485)

Losses from unconsolidated companies, net of tax of $(14) and $(233)	(32)	(532)

Net losses from continuing operations	(16,090)	(13,017)

Net earnings/(losses) from discontinued operations, net of tax of $405 and $Nil	690	(1,663)

Net losses	(15,400)	(14,680)

Net earnings attributable to non-controlling interests	(271)	(227)

Net losses attributable to Orient-Express Hotels Ltd	(15,671)	(14,907)

	$	$

Basic losses per share:
Net losses from continuing operations	(0.16)	(0.13)
Net earnings/(losses) from discontinued operations	0.01	(0.02)
Basic net losses per share attributable to Orient-Express Hotels Ltd	(0.15)	(0.15)

Diluted losses per share:
Net losses from continuing operations	(0.16)	(0.13)
Net earnings/(losses) from discontinued operations	0.01	(0.02)
Diluted net losses per share attributable to Orient-Express Hotels Ltd	(0.15)	(0.15)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Comprehensive Income (unaudited)

Three months ended March 31,	2012 $’000	2011 $’000

Net losses	(15,400)	(14,680)
Net earnings attributable to non-controlling interests	(271)	(227)

Net losses attributable to Orient-Express Hotels Ltd	(15,671)	(14,907)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $Nil and $Nil	19,645	17,097
Change in fair value of derivatives, net of tax (benefit)/provision of $(87) and $1,423	(520)	4,561
Change in pension liability, net of tax of $Nil and $Nil	(178)	—

Total other comprehensive income, net of tax	18,947	21,658

Comprehensive income	3,276	6,751

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Three months ended March 31,	2012 $’000	2011 $’000

Cash flows from operating activities:
Net losses	(15,400)	(14,680)
Less: Net earnings/(losses) from discontinued operations, net of tax	690	(1,663)

Net losses from continuing operations	(16,090)	(13,017)
Adjustment to reconcile net losses to net cash (used in)/provided by operating activities:
Depreciation and amortization	11,028	10,992
Amortization of finance costs	1,275	931
Undistributed losses of unconsolidated companies	46	765
Tax on losses of unconsolidated companies	(14)	(233)
Share-based compensation	1,937	1,572
Change in deferred income tax	(8,265)	(6,274)
Gain from disposal of property, plant and equipment	—	(606)
Increase/(decrease) in provisions for uncertain tax positions	289	(2,056)
Other non-cash items	413	378
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(9,442)	(2,324)
Increase in due from unconsolidated companies	(742)	(1,268)
Increase in escrow and prepaid customer deposits	(1,828)	(1,992)
Increase in inventories	(629)	(926)
Decrease in real estate assets	810	1,076
Increase in payables, accrued liabilities, and deferred revenue	14,056	15,271

Net cash (used in)/provided by operating activities from continuing operations	(7,156)	2,289
Net cash used in operating activities from discontinued operations	(952)	(1,251)

Net cash (used in)/provided by operating activities	(8,108)	1,038

Cash flows from investing activities:
Capital expenditures	(19,618)	(14,408)
Acquisitions and investments, net of cash acquired	(687)	(6,643)
Restricted cash proceeds	—	1,558
Releases of restricted cash	(148)	(5,333)
Proceeds from sale of property, plant and equipment	—	—

Net cash used in investing activities from continuing operations	(20,453)	(24,826)
Net cash provided by/(used in) investing activities from discontinued operations	11,066	(228)

Net cash used in investing activities	(9,387)	(25,054)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Three months ended March 31,	2012 $’000	2011 $’000

Cash flows from financing activities:
Proceeds from working capital loans	162	—
Payments on working capital loans	—	(1,109)
Issuance of common shares	—	—
Issuance costs of common shares	—	(157)
Share options exercised	2	—
Issuance of long-term debt, net of issuance costs	2,279	(458)
Principal payments under long-term debt	(9,200)	(8,515)

Net cash used in financing activities from continuing operations	(6,757)	(10,239)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(6,757)	(10,239)

Effect of exchange rate changes on cash and cash equivalents	653	949

Net decrease in cash and cash equivalents	(23,599)	(33,306)

Cash and cash equivalents at beginning of year (includes $ 219 (2012), $479 (2011) of discontinued operations cash)	90,323	150,829

Cash and cash equivalents at end of period (includes $ 208 (2012), $ 378 (2011) of discontinued operations cash)	66,724	117,523

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value	Class A common shares at par value	Class B common shares at par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/ (loss)	Common shares held by a subsidiary	Non- controlling interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	1,806	—	—	—	—	1,806
Share options exercised	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net losses on common shares	—	—	—	—	(15,671)	—	—	271	(15,400)
Other comprehensive income	—	—	—	—	—	18,947	—	(2)	18,945

Balance, March 31, 2012	—	1,028	181	977,136	30,592	(53,342)	(181)	2,464	957,878

Balance, January 1, 2011	—	1,023	181	968,492	134,043	(38,585)	(181)	1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—	—	(157)
Share based compensation	—	—	—	1,563	—	—	—	—	1,563
Share options exercised	—	1	—	—	—	—	—	—	1
Comprehensive loss:
Net losses on common shares	—	—	—	—	(14,907)	—	—	227	(14,680)
Other comprehensive income	—	—	—	—	—	21,658	—	(1)	21,657

Balance, March 31, 2011	—	1,024	181	969,898	119,136	(16,927)	(181)	2,148	1,075,279

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

a)  Accounting policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows have been included in these condensed consolidated financial statements.

Interim results are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s periodic filings, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  See Note 1 to the consolidated financial statements in the 2011 Form 10-K for additional information regarding significant accounting policies.

For interim income tax reporting purposes, the Company generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis applicable to its ordinary income. The Company’s estimated annual effective tax rate excludes significant, unusual or infrequently occurring items, jurisdictions for which a reliable estimate cannot be made or where the estimated benefit of losses cannot be recognized, and certain other items excluded pursuant to the U.S. GAAP authoritative guidance.  The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for escrow and prepaid customer deposits described below and changes made to ASC-codified items as described below.

Escrow and prepaid customer deposits

OEH has reclassified an item it had previously reported within investing activities in the condensed consolidated statements of cash flows for the periods presented.  Escrow and prepaid customer deposits previously classified as investing activities from continuing operations have been presented in cash flows from operating activities.  The amounts of reclassification are $1,992,000 for the three months ended March 31, 2011.  The reclassification has no impact on changes in cash or cash equivalents or on the statements of condensed consolidated operations or statements of condensed consolidated total equity for the periods presented.

Recent accounting pronouncements

In September 2011, the FASB issued new guidance related to annual goodwill impairment assessments that gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under this guidance, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements.  The amendments in this update result in a convergence in the fair value measurement and disclosure requirements under U.S. GAAP with those required under International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  On January 1, 2012, the Company adopted this guidance, the impact of which did not materially affect the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements. Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and requires retrospective application. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. OEH adopted this guidance as of January 1, 2012, and has presented total comprehensive income as separate statements of condensed consolidated comprehensive income.  There was no other impact on OEH’s financial statements.

Accounting pronouncements to be adopted

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

(b) Net losses per share

The number of shares used in computing basic and diluted losses per share was as follows:

Three months ended March 31,	2012 ‘000	2011 ‘000

Basic	102,717	102,432
Effect of dilution	—	—

Diluted	102,717	102,432

For the three months ended March 31, 2012 and 2011, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in these periods and the effect of their inclusion would be anti-dilutive.

The average number of share options and share-based awards excluded from the weighted average shares outstanding were as follows:

Three months ended March 31,	2012	2011

Share options	3,011,890	2,783,536
Share-based awards	657,434	646,036

	3,669,324	3,429,572

The number of share options and share-based awards at March 31, 2012 was 3,667,989 (March 31, 2011 - 3,470,064).

2.                            Discontinued operations

At March 31, 2012, Bora Bora Lagoon Resort, French Polynesia, is the only property classified as held for sale.  Keswick Hall, Charlottesville, Virginia, was sold on January 23, 2012.  At December 31, 2011 both Bora Bora Lagoon Resort and Keswick Hall were classified as held for sale.

For the three months ended March 31, 2012, the results of operations of Bora Bora Lagoon Resort and Keswick Hall have been presented as discontinued operations.  In addition to Bora Bora Lagoon Resort and Keswick Hall, discontinued operations for the three months ended March 31, 2011 also include the results of operations Hôtel de la Cité, Carcassonne, France, which was sold on August 1, 2011.

(a)                           Assets sold: Keswick Hall

On January 23, 2012, OEH completed the sale of the property and operations of Keswick Hall for consideration of $22,000,000, of which $12,000,000 was paid in cash and $10,000,000 was settled directly to the bank as a reduction in the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $2,075,000, which is reported within earnings from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale:

January 23, 2012
$’000

Property, plant and equipment, net	18,590
Net working capital surplus	401

Net assets	18,991

Consideration:
Cash	12,000
Reduction in debt facility on sale of hotel	10,000
Less: Working capital adjustment	(430)
Less: Costs to sell	(504)

21,066

Gain on sale	2,075

Result of discontinued operations of Keswick Hall were as follows:

Three months ended March 31,	2012 $’000	2011 $’000

Revenue	427	3,837

Losses before tax and gain on sale	(918)	(950)
Gain on sale	2,075	—

Earnings/(losses) before tax	1,157	(950)
Tax provision	(405)	—

Net earnings/(losses) from discontinued operations	752	(950)

(b)                               Assets held for sale: Bora Bora Lagoon Resort

As previously reported, OEH is selling its investment in Bora Bora Lagoon Resort, which is included in the hotels and restaurants segment. The property sustained damage as a result of a cyclone in February 2010 and is currently closed. OEH has entered into an agreement to sell the hotel and is in the process of completing the sale in the first half of 2012.  This property is classified as held for sale and the results have been presented as discontinued operations for all periods presented.

Summarized operating results of the properties held for sale as at March 31, 2012 and 2011, excluding Keswick Hall presented above, are as follows:

Three months ended March 31,	2012 $’000	2011 $’000

Revenue	—	425

Losses before tax	(62)	(713)
Tax provision	—	—

Net losses from discontinued operations	(62)	(713)

The above table includes the results of Hôtel de la Cité, which was held for sale at March 31, 2011 and sold on August 1, 2011.

Assets and liabilities of the properties classified as held for sale consisted of the following:

	March 31, 2012 $’000	December 31, 2011 $’000

Current assets	5	3,305
Other assets	—	4,741
Property, plant and equipment	16,864	30,205

Total assets held for sale	16,869	38,251

Total liabilities held for sale	(781)	(1,781)

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

Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that it is the primary beneficiary of this VIE because OEH is expected to absorb a majority of the entity’s residual gains and losses and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012 $’000	December 31, 2011 $’000

Current assets	7,626	8,167
Property, plant and equipment	185,213	185,788
Goodwill	40,395	40,395
Other assets	2,332	2,185

Total assets	235,566	236,535

Current liabilities	(20,142)	(20,240)
Third-party debt, including $ 1,765 and $ 1,784 current portion	(90,084)	(90,529)
Deferred income taxes	(61,072)	(61,072)

Total liabilities	(171,298)	(171,841)

Net assets (before amounts payable to OEH of $91,977 and $ 92,263)	64,268	64,694

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet.

4.                                      Acquisitions

No acquisitions occurred during the three months ended March 31, 2012 and 2011.

5.                                      Investments in unconsolidated companies

Investments represent equity interests of 50% or less and in which OEH exerts significant influence but does not consolidate.  OEH does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the rail and hotel joint venture operations in Peru, the Hotel Ritz, Madrid, Eastern and Oriental Express Ltd. and the Buzios land joint venture.

Summarized financial data for OEH’s unconsolidated companies are as follows:

	March 31, 2012 $’000	December 31, 2011 $’000

Current assets	71,639	70,536
Property, plant and equipment, net	353,203	344,576
Other assets	5,209	5,536

Total assets	430,051	420,648

Current liabilities	180,238	195,529
Long-term debt	41,302	17,346
Other liabilities	100,057	99,643

Total shareholders’ equity	108,454	108,130

Total liabilities and shareholders’ equity	430,051	420,648

Three months ended March 31,	2012 $’000	2011 $’000

Revenue	32,345	28,157

Earnings from operations before net finance costs	3,062	1,170

Net earnings/(losses)	413	(1,286)

Included in unconsolidated companies are OEH’s hotel and rail joint ventures in Peru, under which OEH and the other 50% participant must contribute equally additional equity capital needed for the businesses.  If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company.  OEH also has rights to purchase the other participant’s interests, which rights are exercisable in limited circumstances such as the participant’s bankruptcy.

The carrying amounts that relate to OEH’s unconsolidated companies are as follows:

	Investment		Due from unconsolidated company		Guarantees		Shareholder loans		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Peru hotel joint venture	16,266	16,212	(332)	599	—	—	—	—	15,934	16,811
Peru rail joint venture	35,826	35,001	4,657	4,917	—	—	—	—	40,483	39,918
Hotel Ritz, Madrid	—	—	1,372	2,657	—	—	17,086	15,829	18,458	18,486
Eastern and Oriental Express Ltd.	3,398	3,298	4,919	2,581	—	—	—	—	8,317	5,879
Buzios land joint venture	5,412	5,393	—	—	—	—	—	—	5,412	5,393

	60,902	59,904	10,616	10,754	—	—	17,086	15,829	88,604	86,487

OEH’s maximum exposures to loss as a result of its involvement with its unconsolidated companies are as follows:

	Investment		Due from unconsolidated company		Guarantees		Shareholder loans		Total
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Peru hotel joint venture	16,266	16,212	(332)	599	—	—	—	—	15,934	16,811
Peru rail joint venture	35,826	35,001	4,657	4,917	8,691	9,052	—	—	49,174	48,970
Hotel Ritz, Madrid	—	—	1,372	2,657	11,105	10,151	17,086	15,829	29,563	28,637
Eastern and Oriental Express Ltd.	3,398	3,298	4,919	2,581	—	3,000	—	—	8,317	8,879
Buzios land joint venture	5,412	5,393	—	—	—	—	—	—	5,412	5,393

	60,902	59,904	10,616	10,754	19,796	22,203	17,086	15,829	108,400	108,690

The reason that the maximum exposure to loss for the Peru rail joint venture and Hotel Ritz, Madrid, exceeds the carrying amounts is because of guarantees which are discussed below.  OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has guaranteed, through 2016, $8,691,000 of the debt obligations of the rail joint venture in Peru and contingently guaranteed through 2016, $11,050,000 of its debt obligations. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $4,932,000 through April 2012. The Company has contingently guaranteed, through 2018, $12,085,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $8,370,000 of its debt obligations. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the rail joint venture in Peru at March 31, 2012 totaling $17,554,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a leverage covenant and a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing.

Long-term debt obligations of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, at March 31, 2012 totaling $91,223,000 have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility, although a six-month waiver (expiring August 21, 2012) of the non-compliance had been received from the lender. Discussions with the lender to bring the hotel into long-term compliance are continuing.  OEH and its joint venture partner have each guaranteed $9,988,000 of the debt obligations, and $1,117,000 of a working capital loan facility.

6.             Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2012 $’000	December 31, 2011 $’000

Land and buildings	1,096,918	1,058,757
Machinery and equipment	196,292	189,289
Fixtures, fittings and office equipment	206,210	197,197
River cruise ship and canal boats	18,183	18,061

	1,517,603	1,463,304
Less: Accumulated depreciation	(305,672)	(289,185)

	1,211,931	1,174,119

The major classes of assets under capital leases included above are as follows:

	March 31, 2012 $’000	December 31, 2011 $’000

Freehold and leased land and buildings	4,795	4,461
Machinery and equipment	950	828
Fixtures, fittings and office equipment	449	443

	6,194	5,732
Less: Accumulated depreciation	(1,620)	(1,505)

	4,574	4,227

The depreciation charge on property, plant and equipment for the three months ended March 31, 2012 was $10,904,000 (2011 - $10,923,000)

As of March 31, 2012, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $185,213,000 (December 31, 2011 - $185,788,000) is separately disclosed on the balance sheet. See Note 3.

For the three months ended March 31, 2012, OEH capitalized interest in the amount of $905,000. For the year ended December 31, 2011, capitalized interest amounted to $863,000. All amounts capitalized were recorded in property, plant and equipment.

7.             Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	Hotels and restaurants $’000	Trains and cruises $’000	Total $’000

Balance as of January 1, 2012	153,605	7,855	161,460
Foreign currency translation adjustment	3,695	82	3,777

Balance as at March 31, 2012	157,300	7,937	165,237

The gross goodwill amount at January 1, 2012 was $191,700,000 and the accumulated impairment at that date was $30,240,000. All impairments to that date related to hotel and restaurant operations.

The assessment and, if required, the determination of goodwill impairment to be recognized uses a discounted cash flow analysis to compute the fair value of the reporting unit. When determining the fair value of a reporting unit, OEH is required to make significant judgments that OEH believes are reasonable and supportable considering all available internal and external evidence at the time.  However, these estimates and assumptions are, by their nature, highly judgmental. Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of OEH’s routine, long-term planning process, available industry/market data (to the extent available), OEH’s strategic plans, estimates of long-term growth rates taking into account OEH’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate, and pre-tax discount rates.

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

There were no triggering events in the three months ended March 31, 2012 that would have required OEH to assess the carrying value of goodwill.

8.             Other intangible assets

Other intangible assets consist of the following as of March 31, 2012:

	Favorable lease assets $’000	Internet sites $’000	Tradenames $’000	Total $’000
Carrying amount:
Balance as of January 1, 2012	13,460	1,609	7,100	22,169
Foreign currency translation adjustment	(61)	52	—	(9)

Balance as at March 31, 2012	13,399	1,661	7,100	22,160

Accumulated amortization:
Balance as of January 1, 2012	1,972	732	—	2,704
Charge for the year	90	34	—	124
Foreign currency translation adjustment	(10)	24	—	14

Balance as at March 31, 2012	2,052	790	—	2,842

Net book value:
As at December 31, 2011	11,488	877	7,100	19,465

As at March 31, 2012	11,347	871	7,100	19,318

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years.  Internet sites are amortized over 10 years.  Tradenames have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Amortization expense for the three months ended March 31, 2012 was $124,000 (2011 - $69,000).  Estimated amortization expense for each of the years ended December 31, 2012 to December 31, 2017 is $496,000.

9.             Long-term debt and obligations under capital lease

(a)           Long-term debt

Long-term debt consists of the following:

	March 31, 2012 $’000	December 31, 2011 $’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 20 years, with a weighted average interest rate of 4.15% and 4.32%, respectively	531,946	538,730
Obligations under capital lease	5,134	5,158

	537,080	543,888
Less: Current portion	66,185	77,058

	470,895	466,830

In connection with the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. During the three months ended March 31, 2012, OEH borrowed $2,661,000 (December 31, 2011 - $Nil) under this facility.  The loan has a maturity of three years, with two one-year extensions.

At March 31, 2012, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $2,777,000 outstanding on this loan has been classified as current and OEH expects to rectify this non-compliance in the second quarter of 2012. In addition, two unconsolidated joint venture companies were out of compliance with certain financial covenants in their loan facilities. See Note 5.

Most of OEH’s loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower, with the loan guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and restrict mergers and asset sales, and include financial covenants. Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA tests.  Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on the performance of OEH on a consolidated basis. The covenants include a quarterly interest coverage test and a quarterly net worth test.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2012:

Year ending December 31,	$’000

2013	128,227
2014	130,032
2015	181,269
2016	2,447
2017	1,504
2018 and thereafter	27,416

470,895

The debt of Charleston Center LLC, a consolidated VIE, of $90,084,000 (December 31, 2011 - $90,529,000) is non-recourse to OEH and separately disclosed on the consolidated balance sheet.  See Note 3.

10.       Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2012 $’000	December 31, 2011 $’000

Interest rate swaps (see note 19)	6,539	7,511
Long-term accrued interest on subordinated debt at Charleston Place Hotel	14,290	14,139
Cash-settled stock appreciation rights plan	242	111
Deferred lease incentive	505	489
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea	3,995	3,895

	25,571	26,145

11.       Income taxes

Three months ended March 31,	2012 $’000	2011 $’000

Provision/(benefit) for income taxes	248	(4,739)

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rates imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year-end. As described in Note 1, OEH forecasts its effective tax rate for the year and that rate is applied to interim results. Other items, however, are computed individually and recognized when the items occur. The significant components of these other items which cause variations in OEH’s customary relationship between income tax expense and pre-tax income for the three months ended March 31, 2012 and 2011 include the following:

Three months ended March 31,	2012 $’000	2011 $’000

Exchange rate movements on deferred tax	816	362

Deferred tax on derivatives	—	59

Changes in uncertain tax positions	56	(928)

Changes in interest and penalties	233	(1,128)

Other	52	—

12.       Pensions

Components of net periodic pension benefit cost are as follows:

Three months ended March 31,	2012 $’000	2011 $’000

Service cost	—	—
Interest cost on projected benefit obligation	286	353
Expected return on assets	(210)	(334)
Net amortization and deferrals	223	202

Net periodic benefit cost	299	221

During the three months ended March 31, 2012, $480,000 (2011 - $465,000) of contributions were made to OEH’s defined benefit pension plan.  OEH anticipates contributing an additional $778,000 to fund the plan in 2012 for a total of $1,258,000.

13.       Supplemental cash flow information and restricted cash

Three months ended March 31,	2012 $’000	2011 $’000

Cash paid for:
Interest	6,771	6,582

Income taxes	8,233	3,533

Restricted cash

	March 31, 2012 $’000	December 31, 2011 $’000

Cash deposits required to be held with banks to support OEH’s payment of interest and principal	9,754	9,606
Collateral to support derivatives with negative mark-to-market position	—	—
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	2,890	2,890
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	2,546	718

	15,190	13,214

14.          Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows:

	March 31, 2012 $’000	December 31, 2011 $’000

Foreign currency translation adjustments, net of tax of $Nil and $Nil	(32,966)	(52,611)
Derivative financial instruments net of tax benefit of $(1,057) and $(970)	(6,960)	(6,440)
Pension liability, net of tax of $2,189 and $2,161	(13,416)	(13,238)

	(53,342)	(72,289)

15.       Share-based compensation plans

On March 9, 2012, OEH granted under the 2009 Share Award and Incentive Plan share options on 31,700 class A common shares vesting on March 9, 2015.  On the same day, it also granted under the 2009 Share Award and Incentive Plan deferred shares without performance criteria covering 3,300 class A common shares vesting on January 30, 2015 and 104,000 class A common shares vesting on March 9, 2015, and deferred shares with performance criteria covering 386,000 class A common shares vesting on March 9, 2015.  The share price at the date of the award of deferred shares was $9.95 per share.

The fair value of share-based compensation awards issued in the three months ended March 31, 2012 was $2,608,266 (2011 - $2,105,000).

The weighted-average fair value of the share options and share-based awards granted under the 2009 plan on the grant date was $4.97 per share (2011 - $12.65).

Estimated fair value of share options on the grant date in the quarter using the Black-Scholes option pricing model was based on the following assumptions:

Expected share price volatility	58%
Risk-free interest rate	1.69%
Expected annual dividends per share	$—
Expected life of stock options	8 years

Estimates of fair values of deferred share awards granted in the quarter with performance and market conditions were made using the Monte Carlo valuation model, and estimates of fair values of deferred share awards without performances and market conditions issued were made using the Black-Scholes valuation model based on the following assumptions:

Expected share price volatility	59%
Risk-free interest rate	0.47%
Expected annual dividends per share	$—
Expected life of awards	3 years

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The expected life is based on historical data and represents the period of time that options or awards are likely to be outstanding.  The risk-free rate for periods within the expected life is based on the U.S. Treasury yield curve in effect at the time of grant.

The total compensation related to unvested awards outstanding at March 31, 2012, to be recognized over the period April 1, 2012 to March 31, 2015, was $11,310,000. OEH recognized equity compensation expense of $1,937,000 in the three months ended March 31, 2012 (2011 - $1,572,000).

Previously awarded cash-settled stock appreciation rights have been recorded as other liabilities with a fair value of $242,000 at March 31, 2012 (December 31, 2011 - $111,000). See Note 10.

16.       Fair values of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, working capital facilities, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities, and is classified as Level 2 in the fair value hierarchy.

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of March 31, 2012 are as follows:

	March 31, 2012
	Carrying amount $’000	Fair value $’000

Cash and cash equivalents	66,516	66,516

Accounts receivable	50,947	50,947

Working capital facilities	133	133

Accounts payable	26,647	26,647

Accrued liabilities	93,091	93,091

Long-term debt, including current portion, excluding obligations under capital leases	531,946	525,810

Long-term debt, including current portion, held by a consolidated VIE	90,084	91,689

17.          Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $28,886,000 at March 31, 2012 (December 31, 2011 - $15,432,000). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $439,000 at March 31, 2012 (December 31, 2011 - $499,000).

As part of the consideration for the acquisition in January 2010 of Grand Hotel Timeo and Villa Sant’Andrea, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In the three months ended March 31, 2011, €1,500,000 ($2,040,000) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea were obtained.  See Note 10.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $7,528,000 at March 31, 2012, have not been recognized by OEH because of the uncertainty of collectability.

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

18.          Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with accounting guidance. OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions. At March 31, 2012, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, Australia and South Pacific, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, a river cruise ship operates in Myanmar and five canal boats in France, and real estate developments are located in the Caribbean and Southeast Asia. Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”). Segment information is presented in accordance with the accounting policies described in Note 1. The chief operating decision maker is the Chief Executive Officer.

Financial information regarding these business segments is as follows:

	Three months ended March 31,	2012 $’000	2011 $’000

	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	15,788	14,680
	- North America	29,065	27,287
	- Rest of world	49,069	44,943
	Hotel management/part ownership interests	1,067	1,089
	Restaurants	3,866	3,341
		98,855	91,340
	Tourist trains and cruises	8,183	7,158
	Real estate	1,814	1,655
		108,852	100,153

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	4,557	4,541
	- North America	2,381	2,314
	- Rest of world	2,846	2,998
	Restaurants	202	191
		9,986	10,044
	Tourist trains and cruises	1,042	948
		11,028	10,992

	Segment EBITDA:
	Hotels and restaurants
Owned hotels	- Europe	(7,604)	(6,858)
	- North America	7,191	5,717
	- Rest of world	14,199	11,555
	Hotel management/part ownership interests	(744)	(220)
	Restaurants	339	148
		13,381	10,342
	Tourist trains and cruises	(322)	(836)
	Real estate	(1,524)	(1,044)
	Central overheads	(9,767)	(7,717)
	Gain on disposal	—	606
		1,768	1,351

	Segment EBITDA/net losses reconciliation:
	Segment EBITDA	1,768	1,351
	Less:
	Depreciation and amortization	11,028	10,992
	Interest expense, net	7,461	9,311
	Foreign currency, net	(865)	(963)
	Provision for/(benefit from) income taxes	248	(4,739)
	Share of benefit from income taxes of unconsolidated companies	(14)	(233)
	Losses from continuing operations	(16,090)	(13,017)

	Losses from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	(960)	(810)
	Tourist trains and cruises	928	278
		(32)	(532)

	Capital expenditure:
	Hotels and restaurants
Owned hotels	- Europe	4,429	5,894
	- North America	9,822	3,352
	- Rest of world	3,596	3,361
	Restaurants	301	346
		18,148	12,953
	Tourist trains and cruises	1,027	1,214
	Real estate	443	241
		19,618	14,408

Financial information regarding geographic areas based on the location of properties is as follows:

Three months ended March 31,	2012 $’000	2011 $’000

Revenue:
Europe	21,337	19,200
North America	34,745	32,283
Rest of world	52,770	48,670

	108,852	100,153

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

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal. During the three months ended March 31, 2012 interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

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

As of March 31, 2012 and December 31, 2011, OEH had the following outstanding interest rate derivatives stated at their notional amounts that were designated as cash flow hedges of interest rate risk:

	March 31, 2012		December 31, 2011
	‘000		‘000

Interest Rate Swaps	A$	10,650	A$	10,800
Interest Rate Swaps		€132,676		€148,332
Interest Rate Swaps		$113,987		$117,765

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $49,581,000 at March 31, 2012 and $45,919,000 at December 31, 2011, both being liabilities of OEH.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of the authoritative guidance. As of March 31, 2012, OEH had interest rate options of €43,312,500 and $54,600,000 (December 31, 2011 - €43,593,750 and $54,880,000).

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of March 31, 2012 and December 31, 2011.

	Derivatives Instruments
	Balance sheet location	Fair value as of March 31, 2012 $’000	Fair value as of December 31, 2011 $’000

Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	—
Interest Rate Swaps	Accrued liabilities	(4,191)	(3,443)
Interest Rate Swaps	Other liabilities	(6,539)	(7,511)

Total		(10,730)	(10,954)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	39	60
Interest Rate Swap	Accrued liabilities	—	—
Interest Rate Swap	Other liabilities	—	—

Total		39	60

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations and the statements of condensed consolidated comprehensive income for the three months ended March 31, 2012 and 2011:

Three months ended March 31,	2012 $’000	2011 $’000

Interest rate swaps designated as hedging instruments:
Beginning accumulated other comprehensive income	(6,440)	(8,745)

Amount of (loss)/gain recognized in OCI (effective portion)	(1,818)	3,792

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	1,211	2,192

Deferred tax on OCI movement	87	(1,423)

Change in fair value of derivatives, net of tax	(520)	4,561

Ending accumulated other comprehensive income	(6,960)	(4,184)

Amount of (loss)/gain recognized in interest expense on derivatives (ineffective portion)	(129)	56

Derivatives not designated as hedging instruments:
Amount of (loss)/gain recognized in interest expense	(21)	238

At March 31, 2012, the amount recorded in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $3,606,961.

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.

As of March 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $10,730,284.  If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $11,071,336.

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

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to OEH’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that OEH may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure.  For interest rate swaps, OEH’s own credit spread is applied to the counterparty’s exposure to OEH and the counterparty’s credit spread is applied to OEH’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument.  The credit spreads used as inputs in the fair values calculations represent implied credit default swaps obtained from a third-party credit data provider.  Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs.  Where credit valuation adjustment exceeds 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.  OEH reviews its fair value hierarchy classifications quarterly.  Transfers between levels are made at the fair value on the actual date of the transfer if the event or change in circumstances caused the transfer can be identified.

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	39	—	39

Liabilities at fair value:
Derivative financial instruments	—	(10,730)	—	(10,730)
Net liabilities	—	(10,691)	—	(10,691)

	December 31, 2011
	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	60	—	60

Liabilities at fair value:
Derivative financial instruments	—	(10,954)	—	(10,954)
Net liabilities	—	(10,894)	—	(10,894)

The tables below present a reconciliation of the beginning and ending balances of derivatives having fair value measurements based on significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

	Beginning balance at January 1, 2012 $’000	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at March 31, 2012 $’000

Derivatives at fair value:	—	—	—	—	—	—

	Beginning balance at January 1, 2011 $’000	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at March 31, 2011 $’000

Derivatives at fair value:	(277)	(1,184)	222	1,473	222	456

The transfers out of Level 3 in 2011 represented new swaps as at December 31, 2010 with a fair value close to zero where the credit valuation adjustment was previously greater than 20% of the fair value.

The amount of total losses for the three months ended March 31, 2012 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2011 - $Nil)

20.       Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., an equity method investee of the Company.  The amount due to OEH from Eastern and Oriental Express Ltd. at March 31, 2012 is $4,919,000 (December 31, 2011 - $2,581,000).

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Las Casitas del Colca and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocarril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.

See Note 5.  In the three months ended March 31, 2012, OEH earned management and guarantee fees of $1,474,000 (2011-$1,341,000).  The amount due to OEH from its joint venture Peruvian operations at March 31, 2012 was $4,325,000 (December 31, 2011 - $5,516,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended March 31, 2012, OEH earned $214,000 (2011-$212,000) in management fees, which are recorded in revenue, and $156,000 (2011 - $111,000) in interest income which is recorded in net finance costs.  The amount due to OEH from the Hotel Ritz at March 31, 2012 was $18,458,000 (December 31, 2011 - $18,486,000).

21.       Subsequent event

OEH’s Peru hotel joint venture has completed the sale of Las Casitas del Colca for $5,590,000 on April 17, 2012.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended March 31, 2012 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2011 Form 10-K annual report.

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

Hotels consist of 38 deluxe hotels (excluding Keswick Hall which was sold on January 23, 2012, and Bora Bora Lagoon Resort which was held for sale at March 31, 2012 and accounted for as a discontinued operation), 32 of which are wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity.  The owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 15 in the Rest of the World.  One owned hotel is scheduled to re-open in early 2013 after renovation.

The other six hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.  One of these hotels is scheduled to open in 2012 after redevelopment.  Additionally, one of these hotels, Las Casitas del Colca in Peru, was sold on April 17, 2012, for $5.6 million.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The hotel held for sale at March 31, 2012, as previously reported, was Bora Bora Lagoon Resort in French Polynesia.  The results of this property have been reflected as discontinued operations for all periods presented.  OEH has entered into an agreement to sell the hotel and expects to complete the sale in the second quarter of 2012.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

OEH’s active real estate projects are in St. Martin, French West Indies, and Koh Sumai, Thailand.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

OEH’s operating results for the three months ended March 31, 2012 and 2011, expressed as a percentage of revenue, were as follows:

Three months ended March 31,	2012%	2011%

Revenue
Hotels and restaurants	91	91
Tourist trains and cruises	7	7
Real estate and property development	2	2

	100	100
Expenses
Cost of services	50	50
Selling, general and administrative	49	48
Depreciation and amortization	10	11
Gain on disposal of property, plant and equipment	—	—
Net finance costs	6	8

Losses before income taxes	(15)	(17)
Benefit from income taxes	—	5
Losses from unconsolidated companies	—	(1)

Net losses from continuing operations	(15)	(13)
Earnings/(losses) from discontinued operations	1	(2)

Net losses	(14)	(15)

Segment EBITDA, defined as segment net earnings from continuing operations before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”), of OEH’s operations for the three months ended March 31, 2012 and 2011 is analyzed as follows (dollars in millions):

	Three months ended March 31,	2012 $	2011 $

	Segment EBITDA:
	Hotels and restaurants
Owned hotels:	- Europe	(7.6)	(6.9)
	- North America	7.2	5.7
	- Rest of the world	14.2	11.6
	Hotel management and part-ownership interests	(0.7)	(0.2)
	Restaurants	0.3	0.1

		13.4	10.3
	Tourist trains and cruises	(0.3)	(0.8)
	Real estate and property development	(1.5)	(1.0)
	Gain on disposal of property, plant and equipment	—	0.6
	Central overheads	(9.8)	(7.7)

		1.8	1.4

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Three months ended March 31,	2012 $	2011 $

Net losses	(15.4)	(14.7)
Add:
Depreciation and amortization	11.0	11.0
Interest expense, net	7.5	9.3
Foreign currency, net	(0.8)	(1.0)
Provision for/ (benefit from) income taxes	0.2	(4.7)
Earnings/(losses) from discontinued operations, net of tax	(0.7)	1.7
Share of benefit from income taxes of unconsolidated companies	—	(0.2)

	1.8	1.4

Operating information for OEH’s owned hotels for the three months ended March 31, 2012 and 2011 is as follows:

Three months ended March 31,	2012	2011

Average Daily Rate (in dollars)
Europe	423	423
North America	440	402
Rest of the world	379	348
Worldwide	402	373

Rooms Available (in thousands)
Europe	49	48
North America	64	63
Rest of the world	120	118
Worldwide	233	229

Rooms Sold (in thousands)
Europe	16	14
North America	41	41
Rest of the world	79	76
Worldwide	136	131

Occupancy (percentage)
Europe	33	29
North America	64	65
Rest of the world	66	64
Worldwide	58	57

RevPAR (in dollars)
Europe	134	124
North America	280	258
Rest of the world	249	224
Worldwide	233	212

			Change %
Three months ended March 31,	2012	2011	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	134	124	8%	11%
North America	280	258	9%	9%
Rest of the world	249	224	11%	13%
Worldwide	233	212	10%	11%

Average daily rate is the average amount achieved for the rooms sold.  RevPAR is revenue per available room, which is the rooms’ revenue divided by the number of available rooms.  Same store RevPAR is a comparison based on the operations of the same units in each period, by excluding the effect of any hotel acquisitions in the period or major refurbishments where a property is closed for the whole of the period. There were no properties excluded from the same store data.

Overview

The net loss attributed to OEH for the three months ended March 31, 2012 was $15.7 million ($0.15 per common share) on revenue of $108.9 million, compared with a net loss of $14.9 million ($0.15 per common share) on revenue of $100.2 million in the prior year first quarter. OEH’s increased revenue reflects the improved business conditions in the global lodging industry. The first quarter is a traditional loss-making period for OEH because a number of its properties are closed for the winter, the Venice Simplon-Orient-Express train does not operate for most of the quarter and tourist arrivals are low in locations with poor winter weather. RevPAR of owned hotels on a same store basis increased from $212 in the first quarter of 2011 to $233 in the first quarter of 2012, a 10% increase when measured in U.S. dollars and 11% in local currency. These gains have resulted from a combination of occupancy and average daily rate increases.  Occupancy was 58% in the first quarter of 2012, compared to 57% for the same period in the prior year.  Average daily rate increased to $402 in the first quarter of 2012, compared to $373 for the same period in the prior year.  As business conditions in the global lodging industry continue to improve, OEH expects pricing to follow the growth in occupancy as demand increases.  OEH’s strategy is to increase revenue, manage its costs and preserve profit margins.

The net loss from continuing operations for the three months ended March 31, 2012 was $16.1 million, an increase of $3.1 million compared with net loss of $13.0 million in the three months ended March 31, 2011.  The increased loss in the three months ended March 31, 2012 was mainly attributable to a $2.1 million increase in central overheads.  No impairments were recorded in continuing operations for the three months ended March 31, 2012 or 2011.

Revenue

	Three months ended March 31,	2012 $’000	2011 $’000

	Hotels and restaurants
Owned hotels	- Europe	15,788	14,680
	- North America	29,065	27,287
	- Rest of the world	49,069	44,943
	Hotel management/part ownership interests	1,067	1,089
	Restaurants	3,866	3,341

		98,855	91,340
	Tourist trains and cruises	8,183	7,158
	Real estate	1,814	1,655

		108,852	100,153

Total revenue increased by $8.7 million, or 9%, from $100.2 million in the three months ended March 31, 2011 to $108.9 million in the three months ended March 31, 2012.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue increased by $1.1 million, or 7%, from $14.7 million for the three months ended March 31, 2011 to $15.8 million for the three months ended March 31, 2012, driven by the Italian properties. Average daily rate remained flat at $423 for the three months ended March, 31, 2012 and 2011. Occupancy increased 4% from 29% in the three months ended March 31, 2011 to 33% in the three months ended March 31, 2012. On a same store basis, RevPAR in local currency increased by 11%, and in U.S. dollars this translated into an increase of 8%. Exchange rate movements caused revenue to decrease by $0.5 million in the three months ended March 31, 2012 compared with the same period in 2011.

North America

Revenue increased by $1.8 million, or 7%, from $27.3 million in the three months ended March 31, 2011 to $29.1 million in the three months ended March 31, 2012, generated by revenue growth at Charleston Place Hotel and La Samanna. Same store RevPAR increased 9% from $258 in the three months ended March 31, 2011 to $280 in the three months ended March 31, 2012. Average daily rate increased from $402 in the three months ended March 31, 2011 to $440 in the three months ended March 31, 2012. Occupancy decreased by 1%, from 65% in the three months ended March 31, 2011 to 64% in the three months ended March 31, 2012.

Rest of the World

Revenue increased by $4.2 million, or 9%, from $44.9 million in the three months ended March 31, 2011 to $49.1 million in the three months ended March 31, 2012.  Exchange rate movements across the region caused revenue to decrease by $1.6 million compared to the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended March 31, 2012 increased 11% from $224 in the three months ended March 31, 2011 to $249 for the three months ended March 31, 2012, an increase of 13% when measured in local currency. Average daily rate increased by 9% from $348 in the three months ended March 31, 2011 to $379 in the three months ended March 31, 2012. Occupancy increased 2% from 64% in the three months ended March 31, 2011 to 66% in the three months ended March 31, 2012.

Revenue at OEH’s hotels in South America collectively increased by $3.0 million, or 12%, from $24.4 million in the three months ended March 31, 2011 to $27.4 million in the three months ended March 31, 2012, mostly from revenue growth at the Brazilian properties. Exchange rate movements caused revenue to decrease by $0.8 million. Same store RevPAR for the three months ended March 31, 2012 increased 16% from $303 in the three months ended March 31, 2011 to $352 for the three months ended March 31, 2012. Occupancy increased 6% from 67% for the three months ended March 31, 2011 to 73% for the three months ended March 31, 2012.

Southern Africa revenue remained flat at $8.8 million in the three months ended March 31, 2012 and 2011.

Revenue at OEH’s Australian property decreased by $0.1 million, or 2%, from $4.4 million in the three months ended March 31, 2011 to $4.3 million in the three months ended March 31, 2012.

Revenue for the Asian properties increased by $1.2 million, or 16%, from $7.3 million in the three months ended March 31, 2011 to $8.5 million in the three months ended March 31, 2012, with revenue growth coming principally from Napasai and The Governor’s Residence.   Exchange rate movements caused revenue to decrease by $0.1 million in the three months ended March 31, 2012 compared with the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended March 31, 2012 increased $26, or 15%, from $170 in the three months ended March 31, 2011 to $196 for the three months ended March 31, 2012. Occupancy decreased 1% from 68% in the three months ended March 31, 2011 to 67% in the three months ended March 31, 2012.

Hotel Management and Part-Ownership Interests: Revenue remained flat at $1.1 million in the three months ended March 31, 2012 and 2011.

Restaurants: Revenue increased by $0.6 million, or 18%, from $3.3 million in the three months ended March 31, 2011 to $3.9 million in the three months ended March 31, 2012, reflecting growth in both the number of covers and average check.

Trains and Cruises: Revenue increased by $1.0 million, or 14%, from $7.2 million in the three months ended March 31, 2011 to $8.2 million in the three months ended March 31, 2012.  The increase in the period resulted from operating growth of $1.1 million, offset by exchange rate movements of $0.1 million.

Real Estate: Two condominiums were delivered at Porto Cupecoy generating revenue of $1.8 million for the three months ended March 31, 2012. Sales contracts were signed on a further six units in the three months ended March 31, 2012.

Cost of services

Cost of services increased by $3.9 million from $50.4 million in the three months ended March 31, 2011 to $54.3 million in the three months ended March 31, 2012. Cost of services was 50% of revenue in the three months ended March 31, 2012 and 2011.  Exchange rate movements caused cost of services to decrease by $1.2 million in the three months ended March 31, 2012 compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.5 million from $48.2 million in the three months ended March 31, 2011 to $52.7 million in the three months ended March 31, 2012.  Exchange rate movements caused these expenses to decrease by $1.2 million in the three months ended March 31, 2012 compared with the same period in 2011.  Selling, general and administrative expenses were 49% of revenue in the three months ended March 31, 2012 and 48% in the three months ended March 31, 2011.

Depreciation and amortization

Depreciation and amortization remained flat at $11.0 million in the three months ended March 31, 2012 and 2011.  Exchange rate movements caused depreciation to decrease by $0.3 million compared to the same period in 2011.

Segment EBITDA

Three months ended March 31,	2012 $’000	2011 $’000

Hotels and restaurants
Owned hotels - Europe	(7,604)	(6,858)
- North America	7,191	5,717
- Rest of the world	14,199	11,555
Hotel management/part ownership interests	(744)	(220)
Restaurants	339	148

	13,381	10,342
Tourist trains and cruises	(322)	(836)
Real estate	(1,524)	(1,044)
Gain on disposal of property, plant and equipment	—	606
Central overheads	(9,767)	(7,717)

	1,768	1,351

The European hotels collectively reported a segment EBITDA loss of $7.6 million for the three months ended March 31, 2012 compared to a loss of $6.9 million in the same period in 2011. This increase in segment EBITDA loss results mainly from a write-off of fixed assets at Grand Hotel Europe of $0.4 million. As a percentage of European hotels revenue, the European segment EBITDA margin loss increased slightly from 47% for the three months ended March 31, 2011 to 48% for the three months ended March 31, 2012.

Segment EBITDA in the North American hotels region increased by 26% from $5.7 million in the three months ended March 31, 2011, to $7.2 million in the three months ended March 31, 2012. This segment EBITDA growth is mainly from Charleston Place Hotel contributing $0.7 million and Maroma Resort and Spa contributing $0.5 million due primarily from increases in average daily rate.  As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 21% in 2011 to 25% in 2012.

Segment EBITDA in the Rest of the World hotels region increased by 22% from $11.6 million in the three months ended March 31, 2011, to $14.2 million in the three months ended March 31, 2012.  This segment EBITDA growth is mainly from the Brazilian hotels contributing $1.5 million due primarily from increases in average daily rate.  As a percentage of Rest of the World hotels revenue, the segment EBITDA margin for the three months ended March 31, 2012 increased to 29%, compared to 26% for the same period in 2011.

Central overheads increased by $2.1 million, or 27%, from $7.7 million in the three months ended March 31, 2011 to $9.8 million in the three months ended March 31, 2012. The variance includes compensation cost increase of $1.1 million and share option expense increase of $0.4 million.  As a percentage of revenue, central overheads increased from 8% in the three months ended March 31, 2011 to 9% in the three months ended March 31, 2012.

Gain on disposal of property, plant and equipment

In March 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant.  This assignment resulted in a gain, net of costs, of $0.6 million in the three months ended March 31, 2011.

Losses from operations before net finance costs

Losses from operations increased by $0.3 million from a loss of $8.9 million in the three months ended March 31, 2011 to a loss of $9.2 million in the three months ended March 31, 2012, due to the factors described above.

Net finance costs

Net finance costs were $8.3 million for the three months ended March 31, 2011 and $6.6 million for the three months ended March 31, 2012.  The three months ended March 31, 2011 included a foreign exchange gain of $1.0 million compared to a foreign exchange gain of $0.9 million in the three months ended March 31, 2012.  Net interest expense decreased by $1.8 million, or 19%, from $9.3 million in the three months ended March 31, 2011 to $7.5 million in the three months ended March 31, 2012.  This decrease is mainly due to $0.9 million of interest that was capitalized at El Encanto, compared with $Nil in the prior year comparative period.

Provision for income taxes

The provision for income taxes increased by $4.9 million, from a credit of $4.7 million in the three months ended March 31, 2011 to a charge of $0.2 million in the three months ended March 31, 2012.

The provision for income taxes for the three months ended March 31, 2012 included a provision of $0.3 million in respect of OEH’s liability for uncertain tax positions, compared to a benefit of $2.1 million in respect of the liability in the three months ended March 31, 2011.

Losses from unconsolidated companies

Losses from unconsolidated companies, net of tax, decreased by $0.5 million from $0.5 million in the three months ended March 31, 2011 to $Nil in the three months ended March 31, 2012.  The tax benefit associated with earnings from unconsolidated companies was $0.2 million in 2011 and $Nil in 2012.

Earnings from discontinued operations

The earnings from discontinued operations for the three months ended March 31, 2012 were $0.7 million compared with a loss of $1.7 million for the three months ended March 31, 2011.  Earnings from discontinued operations for the three months ended March 31, 2012 include a gain of $2.1 million on the disposal of Keswick Hall, which was sold on January 23, 2012, offset by operating losses of $0.9 million and a tax provision of $0.4 million.  Losses from Bora Bora Lagoon Resort for the three months ended March 31, 2012 were $0.1 million.

The losses from discontinued operations for the three months ended March 31, 2011 included operating losses of $1.0 million from Keswick Hall, $0.6 million from Hôtel de la Cité, which was sold in August 2011, and losses of $0.1 million from Bora Bora Lagoon Resort.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $66.5 million at March 31, 2012, $23.6 million less than the $90.1 million at December 31, 2011. In addition, OEH had restricted cash of $15.2 million (December 31, 2011 - $13.2 million).  At March 31, 2012, there were undrawn amounts available to OEH under committed short-term lines of credit of $4.3 million (December 31, 2011 - $4.4 million) and undrawn amounts available to OEH under secured revolving credit facilities of $Nil (December 31, 2011 - $Nil), bringing total cash availability at March 31, 2012 to $70.8 million, excluding the restricted cash of $15.2 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $29.7 million at March 31, 2012, a decrease from $65.9 million at December 31, 2011.  The main factors that contributed to the decrease in working capital were increases in accrued liabilities and deferred revenues, as well as the use of cash in operations.

Cash Flow

Operating Activities.  Net cash used in operating activities for the three months ended March 31, 2012 was $8.1 million compared to cash provided by operating activities of $1.0 million for the three months ended March 31, 2011. The decrease was mainly due to cash used in operations and increases in current asset balances.

Investing Activities.  Cash used in investing activities decreased by $15.7 million to $9.4 million for the three months ended March 31, 2012, compared to $25.1 million for the three months ended March 31, 2011.  The significant movement is mainly attributable to the sale of Keswick Hall in Charlottesville, Virginia for net proceeds of $11.1 million, after payment of $10.0 million of bank debt secured by the property.

Capital expenditure of $19.6 million during the quarter included $1.0 million at Hotel Cipriani, $8.0 million at El Encanto, $0.9 million at the two new Sicilian properties, $1.1 million at Hotel Splendido, $1.1 million La Samanna, $1.2 million at Inn at Perry Cabin and $0.9 million on the Venice Simplon-Orient-Express.

Financing Activities.  Cash used in financing activities for the three months ended March 31, 2012 was $6.8 million compared to $10.2 million for the three months ended March 31, 2011, a decrease of $3.4 million.  The main factor that contributed to this is the issuance of long term debt of $2.3 million, net of issuance costs.

Capital Commitments

There were $28.9 million of capital commitments outstanding as of March 31, 2012 (December 31, 2011- $15.4 million). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $0.4 million at March 31, 2012 (December 31, 2011 - $0.5 million).

OEH agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $7.1 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, OEH paid $2.0 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea were granted.  OEH has provided $4.0 million for the expected remaining liability for this contingency.

Indebtedness

At March 31, 2012, OEH had $537.1 million (December 31, 2011 - $543.9 million) of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is repayable over periods of 1 to 20 years with a weighted average interest rate of 4.15%.   See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable entities at March 31, 2012 comprised $90.1 million (December 31, 2011 - $90.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 51% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars.  At March 31, 2012, 49% of borrowings of OEH were in floating interest rates.

Liquidity

During the nine months ending December 31, 2012, OEH will have approximately $58.9 million of scheduled debt repayments including capital lease payments. OEH is negotiating with existing lenders to refinance and extend the maturity on approximately $24.4 million of debt that falls due in the remainder of the year.

Additionally, OEH’s capital commitments at March 31, 2012 amounted to $28.9 million.  OEH expects to incur costs of a further $1.6 million to complete its Porto Cupecoy development, funded by sales proceeds as units are transferred to purchasers.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate. During 2011, for example, two loans totaling $131.5 million were refinanced with two new loans totaling $126.1 million, both of which mature in three years.  The $5.4 million repayment was funded out of cash resources.  In addition, OEH signed a new $45.0 million loan facility providing partial funding for the completion of El Encanto, scheduled to reopen in early 2013.  The loan has a term of three years, with two one-year extensions.  Also in 2011, total gross proceeds of $41.9 million were received upon the assignment of  purchase and development agreements relating to OEH’s proposed New York hotel project in April 2011, and upon the exercise of a call option in December 2011 by the assignee for excess development rights over the ‘21’ Club restaurant.  Also in 2011, OEH completed the sale of the property and operations of Hôtel de la Cité in Carcassonne, France for a cash consideration of €9.0 million ($12.9 million).  On January 23, 2012, OEH completed the sale of Keswick Hall, Virginia, for gross proceeds of $22.0 million.

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

At March 31, 2012, one OEH subsidiary was out of compliance with financial covenants in a $2.8 million loan facility.  This non-compliance is expected to be rectified in the second quarter of 2012.  In addition, two unconsolidated joint venture companies were out of compliance as follows:

•                  the unconsolidated Peru rail joint venture in which OEH has a 50% interest was out of compliance with a leverage covenant in a loan of $8.8 million, which is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture, and was out of compliance with a debt-service-coverage ratio in a second loan of $8.7 million, which is guaranteed by OEH. Discussions with the banks are ongoing to bring the joint venture back into compliance; and

•                  the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at December 31, 2011 with the debt-service-coverage ratio in its first mortgage loan facility amounting to $91.2 million at March 31, 2012.  Subsequent to December 31, 2011, a six-month waiver of the non-compliance was received from the lender, which expires on August 21, 2013.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they have each provided separate partial guarantees of $10.0 million, as of March 31, 2012, while discussions continue with the lender as to how to bring the hotel into long-term compliance.

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

Recent Accounting Pronouncements

As of March 31, 2012, OEH had adopted all the relevant standards that impacted the accounting for annual goodwill impairment assessments, presentation of comprehensive income and fair value measurement and disclosure, as reported in Note 1 to the Financial Statements.

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

Critical Accounting Policies

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2011 Form 10-K annual report.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million on an annual basis based on borrowings at March 31, 2012.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At March 31, 2012, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $2.3 million consisting of Russian ruble $0.9 million, Mexican peso $0.5 million and Thai baht $0.9 million.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its interim chief executive officer and chief financial officer, has evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2012.  OEH previously reported a material weakness in internal control over financial reporting (as defined in SEC Rule 13a-15(f)) relating to the accounting for income taxes in Item 9A — Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain tax assets and liabilities and the current and deferred income tax expense recorded in accordance with U.S. generally accepted accounting principles. This material weakness was not remediated during the first quarter of 2012 and, accordingly, the Company’s management has concluded that OEH’s disclosure controls and procedures were not effective as of March 31, 2012.

Remediation Plan for Material Weakness Related to Accounting for Income Taxes

During the first quarter of 2012, OEH has taken steps to remediate this material weakness and will take further actions to improve internal controls over OEH’s accounting for income taxes and generally to strengthen its controls, including the following:

•      enhance policies, procedures and formal communications between the tax department and the financial reporting group relating to tax account reconciliation, analysis and review,

•      commence and progress certain year end tax analysis and reporting activities in periods earlier in the year in order to provide additional analysis and reconciliation time during the financial close period,

•      recruit additional resources in the preparation and review of the provision of income taxes,

•      establish procedures to integrate and enhance communications with subsidiary finance and accounting personnel regarding the requirements for tax jurisdiction-specific information, and

•      enhance the training of tax accounting personnel, particularly with respect to the application of U.S. generally accepted accounting principles.

OEH anticipates the actions described above will strengthen OEH’s internal control over financial reporting relating to the accounting for income taxes and will, over time, address the related material weakness identified as of December 31, 2011.  However, because the remedial actions have only recently been undertaken and remain to be fully implemented, the Company’s management anticipates it will not be able to conclude that the material weakness has been remediated until, at the earliest, the end of OEH’s fiscal year ending December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.  Other Information

On January 1, 2012, OEH adopted guidance which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statements of consolidated total equity. (See Note 1 to the Financial Statements.) The following presents the retrospective application of guidance for the three years ended December 31, 2011:

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Consolidated Comprehensive Income

Year ended December 31,	2011 $’000	2010 $’000	2009 $’000

Net losses	(87,596)	(62,580)	(68,737)
Net earnings attributable to non-controlling interests	(184)	(179)	(60)

Net losses attributable to Orient-Express Hotels Ltd	(87,780)	(62,759)	(68,797)

Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustments, net of tax of $Nil, $Nil and $Nil	(32,577)	(1,916)	22,733
Change in fair value of derivatives, net of tax (benefit)/provision of ($1,802), $112 and $Nil	2,305	2,530	(2,642)
Change in pension liability, net of tax of $644, ($555) and $50	(3,432)	615	305

Total other comprehensive (loss)/income, net of tax	(33,704)	1,229	20,396

Comprehensive loss	(121,484)	(61,530)	(48,401)

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

Dated: May 9, 2012

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