Form 10-K/A
period 2011-12-31
ORIENT EXPRESS HOTELS LTD
filed 2012-06-13
CIK 1115836

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

As of June 6, 2012, 102,891,537 Class A common shares and 18,044,478 Class B common shares of the registrant were outstanding.  All of the Class B shares are owned by a subsidiary of the registrant (see Note 15(d) to the Financial Statements (Item 8) in Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2012 (The “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited financial statements of Perurail S.A., a 50% owned unconsolidated company.  The financial statements of this unconsolidated company are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of the unconsolidated company named above under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15.                                              Exhibits and Financial Statement Schedules

1. Financial Statements

Perurail S.A.

2. Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing.  No additional financial statement schedule is filed with this report on Form 10-K/A.

3. Exhibits

The index to exhibits appears below, on the pages immediately following the signature page to this report.

BDO — Pazos, López de Romaña, Rodriguez S. Civil de R.L.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Perurail S.A.

Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2011 and 2010, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in period ended December 31, 2011. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
May 17, 2012

Countersigned by:

/s/ Manuel Pazos Vélez
Manuel Pazos Vélez
Certified Chartered Public Accountant
Register No. 01-05095

Perurail S.A.

Balance Sheets

	December 31,
	2011	2010
	$’000	$’000
Assets
Cash and cash equivalents	4,310	3,340
Accounts receivable, net of allowances of $nil and $nil	6,146	5,530
Due from related parties	6,358	8,020
Prepaid expenses	1,270	1,218
Inventories	6,941	5,736

Total current assets	25,025	23,844

Property, plant and equipment, net of accumulated depreciation of $12,082 and $8,872	32,713	31,028
Intangibles, net of accumulated amortization of $262 and $218	208	190
Other assets	268	—

Total non-current assets	33,189	31,218

Total assets	58,214	55,062

Liabilities and Shareholders’ Equity
Working capital facilities	3,026	3,570
Accounts payable	4,207	4,172
Accrued liabilities	6,898	4,979
Current portion of long-term debt	4,405	2,069

Total current liabilities	18,536	14,790

Long-term debt	1,786	3,264
Deferred tax liability, net	5,856	5,270

Total long-term liabilities	7,642	8,534

Total liabilities	26,178	23,324

Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (20,000,000 shares authorized) Issued - 20,000,000 (2010 - 20,000,000)	6,684	6,684
Legal reserve	821	821
Retained earnings	24,531	24,233

Total shareholders’ equity	32,036	31,738

Total liabilities and shareholder’s equity	58,214	55,062

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Operations

	December 31,
	2011	2010	2009
	$’000	$’000	$’000

Revenue, net	72,918	53,218	63,509

Expenses:
Cost of services	(41,660)	(31,887)	(35,204)
Depreciation and amortization	(3,254)	(2,739)	(1,820)
Selling, general and administrative	(14,359)	(10,350)	(10,536)

Total expenses	(59,273)	(44,976)	(47,560)

Gain on insurance settlement	—	646	—
(Loss)/gain on disposal of fixed assets	—	(211)	149

Earnings from operations	13,645	8,677	16,098

Interest expense, net	(768)	(684)	(1,031)
Foreign currency, net	(42)	67	429

Net finance costs	(810)	(617)	(602)

Earnings before income tax	12,835	8,060	15,496

Provision for income taxes	(3,859)	(2,252)	(4,102)

Net earnings	8,976	5,808	11,394

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Cash Flows

	December 31,
	2011	2010	2009
	$’000	$’000	$’000
Cash flows from operating activities:
Net earnings	8,976	5,808	11,394

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,210	2,694	1,778
Amortization	44	45	42
Amortization of finance costs	36	39	39
Loss/(gain) on disposal of fixed assets	—	211	(149)
Change in deferred tax	586	831	1,400
(Decrease)/increase in employees’ profit sharing	—	(2)	20
Change in allowance for doubtful accounts	—	—	(1)
Change in assets and liabilities:
Increase in accounts receivable	(616)	(817)	(394)
(Increase)/decrease in inventories	(1,205)	909	(1,974)
(Increase)/decrease in prepaid expenses	(88)	(215)	328
Increase/(decrease) of accounts payable	35	1,280	(785)
Increase/(decrease) in accrued liabilities	1,919	2,670	(2,462)
Decrease/(increase) in due from related parties	1,662	(5,262)	(89)

Total adjustments	5,583	2,383	(2,247)

Net cash provided by operating activities	14,559	8,191	9,147

Cash flows from investing activities:
Proceeds from disposal of fixed assets	—	—	460
Capital expenditures	(5,225)	(4,930)	(7,089)

Net cash used in investing activities	(5,225)	(4,930)	(6,629)

Cash flows from financing activities:
Payment of dividends	(8,678)	—	(4,800)
Payments on working capital facilities	(7,413)	(3,418)	(2,388)
Proceeds from working capital facilities	6,869	2,133	6,375
Principal payments under long-term debt	(2,943)	(2,013)	(1,617)
Proceeds from issuance of long-term debt, net of issuance costs	3,801	—	73

Net cash used in financing activities	(8,364)	(3,298)	(2,357)

Net increase/(decrease) in cash and cash equivalents	970	(37)	161

Cash and cash equivalents at beginning of year	3,340	3,377	3,216

Cash and cash equivalents at end of year	4,310	3,340	3,377

The accompanying notes are an integral part of these financial statements.

Perurail S.A.

Statements of Shareholders’ Equity

	Common Shares at Par value	Legal reserve	Retained Earnings	Total Comprehensive Income/(Loss)
	$’000	$’000	$’000	$’000

Balance, January 1, 2009 (unaudited)	59	14	19,263

Capitalization	6,625	—	(6,625)
Dividends	—	—	(4,800)
Net earnings	—	—	11,394	11,394
				11,394

Balance, December 31, 2009	6,684	14	19,232

Legal Reserve	—	807	(807)
Net earnings	—	—	5,808	5,808
				5,808

Balance, December 31, 2010	6,684	821	24,233

Dividends	—	—	(8,678)
Net earnings	—	—	8,976	8,976
				8,976

Balance, December 31, 2011	6,684	821	24,531

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

(c)                        Estimates

The Company bases its estimates on historical experience and also on assumptions the Company believes are reasonable based on the relevant facts and circumstances of the estimate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Estimates include, among others, the allowance for doubtful accounts, allowance on devaluation of various suppliers, long-lived asset impairment, depreciation and amortization, taxes and contingencies.  Actual results could differ from those estimates.

(d)                       Foreign currency

The functional currency of the Company is the US Dollar which is also the reporting currency of the Company. The local currency is Nuevos Soles.

Foreign currency transaction gains and losses are recognized in earnings as they occur. Transactions in currencies other than the Company’s functional currency (“foreign currencies”) are recorded at the exchange rates prevailing on the dates of the transactions. All monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the reporting date. Non-monetary items carried at historical cost are translated at the exchange rate prevailing on the date of transaction. Exchange differences arising from changes in exchange rates are recognized in earnings as they occur.

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

(h)                       Income taxes

Current portion of income tax

Income tax for the current period is measured at the amount expected to be paid to the taxation authorities. The rates used and regulations applied to compute the amount are those in force as of the balance sheet date.

Deferred portion of income tax

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions and events that have been recognized in the financial statements but have not yet been reflected in the Company’s income tax returns, or vice versa.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available evidence, both positive and negative, which includes reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Management reassesses the need for valuation allowances at each reporting date. Any increase or decrease in a valuation allowance will increase or reduce respectively the income tax expense in the period in which there has been a change in judgment.

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with U.S. GAAP applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2011 and 2010, the Company did not record any liabilities for uncertain tax positions.

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

(k)                        Impairment of long-lived assets

The Company’s management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Company´s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

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

(n)                       Revenue recognition

Passenger transport revenue includes ticket revenue that is recognized when the related services are provided.  Rail freight and cargo revenues are recognized when the freight and cargo reaches their destination. Ground cargo transport services revenues are recognized on a fixed fee basis per month, plus variable fees per ton transported when the services are provided.  Revenues are presented net of taxes collected from customers and remitted to governmental authorities.

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

(o)                       Interest expense, net

The Company capitalizes interest during the construction of assets. There was no capitalized interest in 2011, 2010 and 2009.

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

(s)                         Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance to be Adopted

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities which enhances disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with either Section 210-20-45 or 815-10-45 or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or 815-10-45.  This update is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The amendments in this update defer certain provisions of ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income (see below), including the requirement to present reclassified adjustments separately with their respective components of net income and other comprehensive income.  During the deferral period, the existing requirements for reclassification adjustments on the face of the financial statements in which comprehensive income is reported or disclosure in the notes to the financial statements remain applicable.  The amendments in this accounting standards update is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The adoption of this guidance will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 to increase the prominence of other comprehensive income in the financial statements.  This accounting standards update provides that an entity that reports items of other comprehensive income either as a continuous single statements of comprehensive income containing two sections - net income and other comprehensive income - or in two separate but consecutive statements.  This accounting standards update is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Other than presentational changes to the primary financial statements, the adoption of this guidance will not have a material impact on the Company’s financial statements.

In May 2011, the FASB and the International Accounting Standards Board issued a new accounting standard that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This accounting standard does not extend the use of fair value accounting but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards. This accounting standards update is effective for fiscal years and interim periods within those years beginning after December 15, 2011.  The Company does not expect the adoption of this guidance will have a material impact on its financial statements.

Recently Adopted Accounting Guidance

In March 2011, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 114 to revise and rescind portions of the interpretive guidance included in the codification of the SAB Series.  The updates in the accounting bulletin represent updates to accounting guidance references and other conforming changes to ensure consistency of referencing throughout the SAB Series. The guidance is intended to harmonize interpretive guidance in the codified SABs with current authoritative guidance in the FASB’s ASC.  This standard was effective beginning March 28, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

2.                            Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2011	2010
	$’000	$’000

Land	437	437
Installations	1,263	653
Machinery and equipment	1,418	1,418
Transport units	2,522	2,404
Improvements to locomotive and rolling stock assets under lease	30,419	26,599
Owned locomotives and rolling stock	3,221	3,221
Furniture and fixtures	3,790	3,068
Works in progress	1,725	2,100
Less: accumulated depreciation	(12,082)	(8,872)
	32,713	31,028

The major classes of assets under capital leases included above are as follows:

	December 31,
	2011	2010
	$’000	$’000

Locomotives and rolling stock	2,642	2,340
Less: accumulated depreciation	(263)	(173)
	2,379	2,167

3.                            Intangibles, net

Intangibles consist of the following as of December 31, 2011 and 2010:

	Year ended December 31, 2011
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2011	122	286	408
Additions	—	46	46
Transfers	—	16	16

Balance as at December 31, 2011	122	348	470

Accumulated amortization:
Balance as of January 1, 2011	42	176	218
Charge for the period	4	40	44

Balance as at December 31, 2011	46	216	262

Net book value:
As at December 31, 2010	80	110	190

As at December 31, 2011	76	132	208

	Year ended December 31, 2010
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2010	122	266	388
Additions	—	20	20
Transfers	—	—	—

Balance as at December 31, 2010	122	286	408

Accumulated amortization:
Balance as of January 1, 2010	38	135	173
Charge for the period	4	41	45

Balance as at December 31, 2010	42	176	218

Net book value:
As at December 31, 2009	84	131	215

As at December 31, 2010	80	110	190

Amortization expense for the year ended December 31, 2011 was $44,000 (2010-$45,000; 2009-$42,000).

Estimated amortization expense for each of the years 2012 to 2016 is $44,000.

4.                            Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	December 31,
	2011	2010
	$’000	$’000

Working capital facilities	3,026	3,570

Bank loans accrue an annual average interest rate of 4.36% (2010-4.95%).

The Company had approximately $6,000,000 of working capital lines of credit at December 31, 2011 (2010-$5,900,000) issued by various financial institutions and having various expiration dates, of which $2,974,000 was undrawn (2010-$2,330,000).

5.                            Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	December 31,
	2011	2010
	$’000	$’000

Value added tax	372	173
Other taxes	706	309
Employees’ length of service compensation	95	80
Vacation payable	557	424
Remuneration and profit sharing payable	1,812	717
Advance payments received from passengers	861	524
Deferred revenue	1,741	1,203
Provision for purchases and services	479	1,236
Other accounts payable	275	313
	6,898	4,979

6.                            Long-term debt, obligations under capital lease and fair value disclosures

(a)                       Long-term debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 5 years, with a weighted average interest rate of 4.89% and 4.07%, respectively.	5,464	4,100
Obligations under capital lease (see Note 6(b))	727	1,233
	6,191	5,333
Less: current portion	4,405	2,069
	1,786	3,264

Long-term debt obligations of the Company at December 31, 2011 totaling $2,625,000 have been classified within current liabilities, as it was out of compliance with a leverage covenant and a debt service coverage ratio covenant in its loan facilities.  Subsequent to December 31, 2011, the Company received a waiver on the debt service coverage ratio from the lender.  Discussions with the lender to bring the Company into compliance are continuing.

Deferred financing costs related to the above outstanding long-term debt were $88,802 at December 31, 2011 (2010-$124,529) and are amortized to interest expense over the term of the corresponding long-term debt.

The following is a summary of the aggregate maturities of long-term debt excluding obligations under capital leases at December 31, 2011:

Year ending December 31,	$’000
2012	3,887
2013	1,262
2014	315
5,464

(b)                  Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2011:

Year ending December 31,	$’000

2012	653
2013	130
2014	136

Minimum lease payments	919
Less: amount of interest contained in above payments	192

Present value of minimum lease payments	727
Less: current portion	653
74

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

The estimated fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	4,310	4,310

Accounts receivable	6,146	6,146

Working capital facilities	3,026	3,026

Accounts payable	4,207	4,207

Accrued liabilities	6,898	6,898

Long-term debt, including current portion	6,191	6,201

	December 31, 2010
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	3,340	3,340

Accounts receivable	5,530	5,530

Working capital facilities	3,570	3,570

Accounts payable	4,172	4,172

Accrued liabilities	4,979	4,979

Long-term debt, including current portion	5,333	5,348

The carrying values of non-financial assets that are measured on a non-recurring basis approximate their fair values.

7.                            Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2011	2010	2009
	$’000	$’000	$’000

Pre-tax income	12,835	8,060	15,496

Current tax charge	(3,273)	(1,421)	(2,702)

Deferred tax charge	(586)	(831)	(1,400)

Total	(3,859)	(2,252)	(4,102)

The reconciliations of the Peru income tax rate to the Company’s effective tax rate for the three years ended December 31, 2011 are as follows:

	Year ended December 31,
	2011	2010	2009
	%	%	%

Peru income tax rate	30	30	30
Permanent differences	—	(2)	(4)

Effective tax rate	30	28	26

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2011	2010
	$’000	$’000

Provisions included in books	282	240
Other deferred tax assets	—	40

Net deferred tax assets	282	280

Fixed assets and intangibles	(5,981)	(5,345)
Structure fee loans	(26)	(37)
Exchange rate related to fixed assets	(131)	(104)
Other deferred tax liabilities	—	—
Tia Maria project expenses	—	(64)

Deferred tax liabilities	(6,138)	(5,550)

Net deferred tax liabilities	(5,856)	(5,270)

Net deferred tax liabilities are presented on the face of the balance sheet.  The Company required no provision in respect of uncertain tax positions under ASC 740 and believes that it is reasonably possible that within the next 12 months this provision will not change.

8.                            Shareholders’ equity

(a)                 Share capital and additional-paid in capital

At December 31, 2011, the Company’s share capital consisted of 20,000,000 fully subscribed and paid shares (2010-20,000,000) with a par value of S/1.00 each, all carrying the same rights.

In May 2009, the Company recorded a capitalization of earnings from exposure to inflation in 1999 to 2004 amounting to 21,188 shares, equivalent to S/21,188. As of the capitalization date, earnings from exposure to inflation were included as part of common shares. As a consequence, no additional movement was required in the statements of shareholders’ equity.

Also in May 2009, the Company recorded a capitalization of retained earnings amounting to 19,776,812 shares, equivalent to S/19,776,812 ($6,625,398), increasing common shares at par value.

The shareholders of the Company are as follows:

	Number of Shares	Percent of Ownership

Orient-Express Hotels Ltd.	10,000,000	50.00
Peruvian Trains & Railways S.A.	10,000,000	50.00

	20,000,000	100.00

(b)                  Legal reserve

In accordance with Peruvian law, a minimum 10% of the annual profits that can be distributed has to be transferred to a legal reserve until it equals 20% of the paid-in capital. The legal reserve can be used only to offset losses, but must be replenished and cannot be distributed as dividends, except in case of liquidation. The Company may capitalize the legal reserve but must replenish it in the year immediately after profits are obtained.

For the year ended December 31, 2010, the Company increased its legal reserve by the amount of $807,000, which has been set aside from the earnings corresponding to the 2010 period.  For the year ended December 31, 2011, the Company will increase its legal reserve by $821,000 in the year ending December 31, 2012.  Calculations of the legal reserve are based on locally prepared financial statements in accordance with “Ley General de Sociedades” in Peru.

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

11.                    Commitments and contingencies

Outstanding contracts to purchase fixed assets were approximately $5,171,000 at December 31, 2011 (2010 - $nil).

12.                     Supplemental cash flow information

	Year ended December 31,
	2011	2010	2009
	$’000	$’000	$’000

Cash paid for:
Interest	367	306	1,034

Income taxes	964	2,048	3,356

13.                     Other comprehensive income

The components of comprehensive income were as follows:

	Year ended December 31,
	2011	2010	2009
	$’000	$’000	$’000

Net earnings	8,976	5,808	11,394

Comprehensive income	8,976	5,808	11,394

14.                     Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2011 was $476,825 (2010-$4,081,712).

Accounts receivable from Ferrocarril Transandino S.A. for working capital, according to estimates, will start to be paid in 2011. The amount due from Ferrocarril Transandino S.A. at December 31, 2011 was $8,133,096 (2010-$7,733,398).

The amount due to Ferrocarril Transandino S.A. at December 31, 2011 was $51,580 (2010-$78,958) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans.  These accounts accrue no interest. In 2011, the Company received services from Ferrocarril Transandino S.A. in the amount of $18,980,248 (2010-$15,076,132; 2009-$20,218,000), including the value added tax (2011-18%; 2009 and 2008-19%).

The amount due to Orient-Express Peru S.A. at December 31, 2011 was $1,903,982 (2010-$1,340,664) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Peru OEH S.A. at December 31, 2011 was $296,358 (2010-$2,374,850) relating to temporary working capital facilities provided, which accrues no interest and will be paid in 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2012

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

10.1	Exhibit 10.1 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan

10.2	Exhibit 10.2 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan

10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan

10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 1-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan

10.5	Exhibit 10.1 to June 7, 2012 Form 8-K Current Report (File No. 1-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan

Exhibit No.	Incorporated by Reference to	Description

10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.

10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 1-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.

10.8	Exhibit 10.11 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Filip Boyen (dated December 1, 2006), Roger Collins (dated December 1, 2006), Martin O’Grady (dated November 15, 2007), Philip Calvert (dated December 5, 2008) and Roy Paul (dated February 1, 2011)

10.9	Exhibit 10.12 to 2006 Form 10-K Annual Report (File No. 1-16017)

Form of Severance Agreement between Orient-Express Hotels Ltd. and each of Edwin Hetherington (dated December 1, 2006), David Williams (dated December 1, 2006) and Richard Levine (dated February 21, 2012)

10.10

Form of Indemnity Agreement between Orient-Express Hotels Ltd. and each of its non-executive directors (John Campbell, Mitchell Hochberg, Prudence Leith, Robert Lovejoy and Georg Rafael dated October 30, 2009, and Harsha Agadi and Philip Mengel dated June 9, 2011) *

11		Statement of computation of per share earnings *

12		Statement of computation of ratios *

14		Code of Business Conduct and Ethics for Directors, Officers and Employees of Orient-Express Hotels Ltd. *

21		Subsidiaries of Orient-Express Hotels Ltd. *

23.1

Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and No. 333-168588 *

23.2

Consent of Pazos, López de Romaña, Rodriguez S.C.relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459 and No. 333-168588

31		Rule 13a-14(a)/15d-14(a) Certifications

32		Section 1350 Certification

99.1		Corporate Governance Guidelines of Orient-Express Hotels Ltd. *

99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 1-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.

101		Interactive data file *

* Previously Filed