Form 10-Q
period 2012-06-30
ORIENT EXPRESS HOTELS LTD
filed 2012-08-08
CIK 1115836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 1, 2012, 102,893,231 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2012 $’000	December 31, 2011 $’000
Assets
Cash and cash equivalents	71,562	90,104
Restricted cash	14,488	13,214
Accounts receivable, net of allowances of $650 and $602	50,718	44,599
Due from unconsolidated companies	12,569	10,754
Prepaid expenses and other	22,051	20,089
Inventories	44,491	44,499
Assets of discontinued operations held for sale	65,910	105,173
Real estate assets	30,747	32,021

Total current assets	312,536	360,453

Property, plant and equipment, net of accumulated depreciation of $284,885 and $269,237	1,120,319	1,107,657
Property, plant and equipment of consolidated variable interest entities	185,013	185,788
Investments in unconsolidated companies	63,411	60,012
Goodwill	159,531	161,460
Other intangible assets	18,987	19,465
Other assets	39,534	36,034

	1,899,331	1,930,869

Liabilities and Equity
Working capital loans	487	—
Accounts payable	29,000	28,998
Accrued liabilities	96,326	87,617
Deferred revenue	38,677	29,400
Liabilities of discontinued operations held for sale	937	3,262
Current portion of long-term debt and obligations under capital leases	112,416	77,058
Current portion of long-term debt of consolidated variable interest entities	1,789	1,784

Total current liabilities	279,632	228,119

Long-term debt and obligations under capital leases	413,015	466,830
Long-term debt of consolidated variable interest entities	87,849	88,745
Liability for pension benefit	8,754	8,642
Other liabilities	25,544	26,145
Deferred income taxes	90,649	94,036
Deferred income taxes of consolidated variable interest entities	60,690	61,072
Liability for uncertain tax positions	4,739	4,755

	970,872	978,344
Commitments and contingencies (Note 17)

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued - 102,892,435 (2011 - 102,625,857)	1,028	1,026
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2011 - 18,044,478)	181	181

Additional paid-in capital	978,867	975,330
Retained earnings	42,366	46,263
Accumulated other comprehensive loss	(96,174)	(72,289)
Less: Reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)

Total shareholders’ equity	926,087	950,330
Non-controlling interests	2,372	2,195

Total equity	928,459	952,525

	1,899,331	1,930,869

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Three months ended June 30,	2012 $’000	2011 $’000

Revenue	161,708	167,270

Expenses:
Cost of services	72,899	76,467
Selling, general and administrative	54,549	56,231
Depreciation and amortization	10,518	10,889

Total expenses	137,966	143,587

Loss on disposal of property, plant and equipment	—	(86)

Earnings from operations	23,742	23,597

Interest expense, net	(6,402)	(11,052)
Foreign currency, net	(1,525)	1,092

Net finance costs	(7,927)	(9,960)

Earnings before income taxes and earnings from unconsolidated companies, net of tax	15,815	13,637

Provision for income taxes	(6,478)	(9,353)

Earnings before earnings from unconsolidated companies, net of tax	9,337	4,284

Earnings from unconsolidated companies, net of tax provision of $1,001 and $670	2,335	1,528

Net earnings from continuing operations	11,672	5,812

Net earnings/(losses) from discontinued operations, net of tax provision of $Nil and $Nil	6	(591)

Net earnings	11,678	5,221

Net losses/(earnings) attributable to non-controlling interests	96	(67)

Net earnings attributable to Orient-Express Hotels Ltd	11,774	5,154

	$	$

Basic earnings per share:
Net earnings from continuing operations	0.11	0.06
Net earnings/(losses) from discontinued operations	—	(0.01)
Basic net earnings per share attributable to Orient-Express Hotels Ltd	0.11	0.05

Diluted earnings per share:
Net earnings from continuing operations	0.11	0.06
Net earnings/(losses) from discontinued operations	—	(0.01)
Diluted net earnings per share attributable to Orient-Express Hotels Ltd	0.11	0.05

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

Six months ended June 30,	2012 $’000	2011 $’000

Revenue	264,069	260,604

Expenses:
Cost of services	123,257	122,936
Selling, general and administrative	105,219	102,174
Depreciation and amortization	21,044	21,369

Total expenses	249,520	246,479

Gain on disposal of property, plant and equipment	—	520

Earnings from operations	14,549	14,645

Interest expense, net	(13,618)	(20,127)
Foreign currency, net	(598)	2,070

Net finance costs	(14,216)	(18,057)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	333	(3,412)

Provision for income taxes	(6,726)	(4,614)

Losses before earnings from unconsolidated companies, net of tax	(6,393)	(8,026)

Earnings from unconsolidated companies, net of tax provision of $987 and $437	2,303	996

Net losses from continuing operations	(4,090)	(7,030)

Net earnings/(losses) from discontinued operations, net of tax provision of $405 and $Nil	368	(2,429)

Net losses	(3,722)	(9,459)

Net earnings attributable to non-controlling interests	(175)	(294)

Net losses attributable to Orient-Express Hotels Ltd	(3,897)	(9,753)

	$	$

Basic losses per share:
Net losses from continuing operations	(0.04)	(0.07)
Net earnings/(losses) from discontinued operations	—	(0.02)
Basic net losses per share attributable to Orient-Express Hotels Ltd	(0.04)	(0.10)

Diluted losses per share:
Net losses from continuing operations	(0.04)	(0.07)
Net earnings/(losses) from discontinued operations	—	(0.02)
Diluted net losses per share attributable to Orient-Express Hotels Ltd	(0.04)	(0.10)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Comprehensive Income (unaudited)

Three months ended June 30,	2012 $’000	2011 $’000

Net earnings	11,678	5,221

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $Nil and $Nil	(42,060)	7,000
Change in fair value of derivatives, net of tax benefit of $(326) and $(572)	(576)	(683)
Change in pension liability, net of tax of $Nil and $Nil	(192)	—

Total comprehensive (losses)/income	(31,150)	11,538

Comprehensive income/(loss) attributable to non-controlling interests	92	(59)

Comprehensive (losses)/income attributable to Orient-Express Hotels Ltd.	(31,058)	11,479

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Comprehensive Income (unaudited)

Six months ended June 30,	2012 $’000	2011 $’000

Net losses	(3,722)	(9,459)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $Nil and $Nil	(22,417)	24,096
Change in fair value of derivatives, net of tax (benefit)/provision of $(413) and $851	(1,096)	3,878
Change in pension liability, net of tax of $Nil and $Nil	(370)	—

Total comprehensive (losses)/income	(27,605)	18,515

Comprehensive (loss)/income attributable to non-controlling interests	(177)	(285)

Comprehensive (losses)/income attributable to Orient-Express Hotels Ltd	(27,782)	18,230

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

Six months ended June 30,	2012 $’000	2011 $’000

Cash flows from operating activities:
Net losses	(3,722)	(9,459)
Less: Net earnings/(losses) from discontinued operations, net of tax	368	(2,429)

Net losses from continuing operations	(4,090)	(7,030)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	21,044	21,369
Amortization of finance costs	2,572	3,736
Undistributed earnings of unconsolidated companies	(3,290)	(1,433)
Tax on earnings of unconsolidated companies	987	437
Share-based compensation	3,509	3,612
Change in deferred income tax	(4,848)	(1,812)
Gain from disposal of property, plant and equipment	—	(520)
Decrease in provisions for uncertain tax positions	(16)	(1,759)
Other non-cash items	—	(113)
Effect of exchange rates on net earnings	(3,748)	13,551
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(9,152)	(8,218)
Increase in due from unconsolidated companies	(1,147)	(15,040)
Increase in escrow and prepaid customer deposits	(1,484)	(415)
Decrease/(increase) in inventories	624	(3,668)
Decrease in real estate assets	1,261	446
Increase in payables, accrued liabilities, and deferred revenue	15,939	36,731

Net cash provided by operating activities from continuing operations	18,161	39,874
Net cash provided by/(used in) operating activities from discontinued operations	167	(1,346)

Net cash provided by operating activities	18,328	38,528

Cash flows from investing activities:
Capital expenditures	(44,824)	(25,816)
Acquisitions and investments	(2,494)	1,941
Increase in restricted cash	—	(7,796)
Release of restricted cash	366	1,558
Proceeds from sale of property, plant and equipment	—	25,492

Net cash used in investing activities from continuing operations	(46,952)	(4,621)
Net cash provided by/(used in) investing activities from discontinued operations	13,615	(3,725)

Net cash used in investing activities	(33,337)	(8,346)

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

Six months ended June 30,	2012 $’000	2011 $’000

Cash flows from financing activities:
Proceeds from working capital loans	473	—
Payments on working capital loans	—	(420)
Issuance of common shares	—	—
Issuance costs of common shares	—	(157)
Share options exercised	2	—
Issuance of long-term debt, net of issuance costs	23,791	25,340
Principal payments under long-term debt	(26,601)	(80,469)

Net cash used in financing activities from continuing operations	(2,335)	(55,706)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(2,335)	(55,706)

Effect of exchange rate changes on cash and cash equivalents	(1,411)	(11,278)

Net decrease in cash and cash equivalents	(18,755)	(36,802)

Cash and cash equivalents at beginning of year (includes $213 (2012), $758 (2011) of discontinued operations cash)	90,317	150,545

Cash and cash equivalents at end of period (includes $Nil (2012), $1,627 (2011) of discontinued operations cash)	71,562	113,743

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value	Class A common shares at par value	Class B common shares at par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/ (loss)	Common shares held by a subsidiary	Non- controlling interests	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	3,537	—	—	—	—	3,537
Share options exercised	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net losses on common shares	—	—	—	—	(3,897)	—	—	175	(3,722)
Other comprehensive loss	—	—	—	—	—	(23,885)	—	2	(23,883)

Balance, June 30, 2012	—	1,028	181	978,867	42,366	(96,174)	(181)	2,372	928,459

Balance, January 1, 2011	—	1,023	181	968,492	134,043	(38,585)	(181)	1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—	—	(157)
Share based compensation	—	—	—	3,649	—	—	—	—	3,649
Share options exercised	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net losses on common shares	—	—	—	—	(9,753)	—	—	294	(9,459)
Other comprehensive income	—	—	—	—	—	27,983	—	(9)	27,974

Balance, June 30, 2011	—	1,025	181	971,984	124,290	(10,602)	(181)	2,207	1,088,904

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

Escrow and prepaid customer deposits

During 2012, management determined that amounts previously reported within investing activities related to escrow and prepaid customer deposits should be presented in cash flows from operating activities based on the nature of these cash deposits in relation to Company’s business operations.  As a result, the statement of condensed consolidated cash flows for the six months ended June 30, 2011 has been adjusted to reflect the impact of this change in presentation which resulted in a decrease to cash provided by operating activities and an increase to net cash provided by investing activities of $415,000.  The reclassification of escrow and prepaid deposits from cash flows provided by investing activities to cash flows provided by operating activities from continuing operations has no impact on changes in cash or cash equivalents on the condensed consolidated balance sheets or on the statements of condensed consolidated operations, comprehensive income or total equity for the periods presented.

Recently adopted accounting pronouncements

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

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements. Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and requires retrospective application. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. OEH adopted this guidance as of January 1, 2012, and has presented total comprehensive income as separate statements of condensed consolidated comprehensive income.  There was no other impact on OEH’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements.  The amendments in this update result in a convergence in the fair value measurement and disclosure requirements under U.S. GAAP with those required under International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  On January 1, 2012, the Company adopted this guidance, the impact of which did not materially affect the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2012.

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

(b) Net earnings/(losses) per share

The number of shares used in computing basic and diluted earnings/(losses) per share was as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	‘000	‘000	‘000	‘000

Basic	102,890	102,469	102,803	102,450
Effect of dilution	973	1,176	—	—

Diluted	103,863	103,645	102,803	102,450

For the six months ended June 30, 2012 and 2011, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in these periods and the effect of their inclusion would be anti-dilutive.

The average number of share options and share-based awards excluded from the weighted average shares outstanding were as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Share options	1,593,622	1,127,718	2,956,559	2,856,900
Share-based awards	2,116	86,250	755,374	699,278

	1,595,738	1,213,968	3,711,933	3,556,178

The number of share options and share-based awards at June 30, 2012 was 4,039,349 (June 30, 2011 - 4,000,259).

2.         Discontinued operations

At June 30, 2012, The Observatory Hotel, Sydney, Australia and The Westcliff, Johannesburg, South Africa were classified as held for sale. At December 31, 2011, Bora Bora Lagoon Resort, French Polynesia and Keswick Hall, Charlottesville, Virginia were classified as held for sale. During the periods presented, Bora Bora Lagoon Resort and Keswick Hall were sold.

For the three and six months ended June 30, 2012 and 2011, the results of operations of The Observatory Hotel, The Westcliff, Bora Bora Lagoon Resort and Keswick Hall have been presented as discontinued operations. In addition to these properties, discontinued operations for the three and six months ended June 30, 2011 include the results of operations Hôtel de la Cité, Carcassonne, France, which was sold on August 1, 2011.

(a)          Properties sold: Bora Bora Lagoon Resort and Keswick Hall

On June 1, 2012, OEH completed the sale of the shares of Bora Bora Lagoon Resort in French Polynesia for a cash consideration of $3,000,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $708,000 (including a $13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings from discontinued operations, net of tax.

On January 23, 2012, OEH completed the sale of the property and operations of Keswick Hall in Charlottesville, Virginia for consideration of $22,000,000, of which $12,000,000 was paid in cash and $10,000,000 was settled directly with the lender as a reduction in the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $2,066,000, which is reported within earnings from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Bora Bora Lagoon Resort and Keswick Hall:

	Bora Bora Lagoon Resort	Keswick Hall
	June 1, 2012	January 23, 2012
	$’000	$’000

Property, plant and equipment, net	15,827	18,590
Net working capital (deficit)/surplus	(720)	401

Net assets	15,107	18,991
Transfer of foreign currency translation gain	(13,074)	—

	2,033	18,991
Consideration:
Cash	3,000	12,000
Reduction in debt facility on sale of hotel	—	10,000
Less: Working capital adjustment	—	(430)
Less: Costs to sell	(259)	(513)

	2,741	21,057

Gain on sale	708	2,066

(b)           Results of discontinued operations

On June 9, 2012, OEH entered into an agreement to sell The Observatory Hotel.  OEH will continue to operate the hotel until the transaction closes, which is expected to be no later than mid-August 2012. On July 24, 2012, OEH entered into an agreement to sell The Westcliff hotel.  The sale is expected to complete no later than the fourth quarter of 2012.  OEH will continue to operate The Westcliff for a period of not more than 12 months after completion.  OEH considers both hotels as non-core to the future business, with the sales releasing funds for debt reduction, cash reserves and reinvestment in other OEH properties. The hotels were included in the hotels and restaurants segment. These properties have been reclassified as held for sale and their results have been presented as discontinued operations for all periods shown.

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2012 and 2011 (including residual transactions relating to properties disposed of in prior periods which are recorded in “Other”) are as follows:

	Three months ended June 30, 2012
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Other	Total
	$’000	$’000	$’000	$’000	$’000

Revenue	3,707	2,311	—	—	6,018

Losses before tax and gain/(loss) on sale	(417)	(102)	(76)	(99)	(694)
Gain/(loss) on sale	—	—	708	(8)	700

(Losses)/earnings before tax	(417)	(102)	632	(107)	6
Tax benefit	—	—	—	—	—

Net (losses)/earnings from discontinued operations	(417)	(102)	632	(107)	6

	Three months ended June 30, 2011
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité	Other	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Revenue	3,974	2,189	—	3,457	2,119	—	11,739

(Losses)/earnings before tax and gain on sale	(263)	(436)	(66)	84	108	(18)	(591)
Gain on sale	—	—	—	—	—	—	—

(Losses)/earnings before tax	(263)	(436)	(66)	84	108	(18)	(591)
Tax benefit	—	—	—	—	—	—	—

Net (losses)/earnings from discontinued operations	(263)	(436)	(66)	84	108	(18)	(591)

	Six months ended June 30, 2012
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Total
	$’000	$’000	$’000	$’000	$’000

Revenue	7,984	4,525	—	427	12,936

Losses before tax and gain on sale	(628)	(219)	(138)	(1,016)	(2,001)
Gain on sale	—	—	708	2,066	2,774

(Losses)/earnings before tax	(628)	(219)	570	1,050	773
Tax provision	—	—	—	(405)	(405)

Net (losses)/earnings from discontinued operations	(628)	(219)	570	645	368

	Six months ended June 30, 2011
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité	Other	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Revenue	8,350	4,632	—	7,294	2,544	—	22,820

Losses before tax and gain on sale	(296)	(578)	(175)	(866)	(496)	(18)	(2,429)
Gain on sale	—	—	—	—	—	—	—

Losses before tax	(296)	(578)	(175)	(866)	(496)	(18)	(2,429)
Tax benefit	—	—	—	—	—	—	—

Net losses from discontinued operations	(296)	(578)	(175)	(866)	(496)	(18)	(2,429)

(c)           Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	June 30, 2012			December 31, 2011
	The Observatory Hotel	The Westcliff	Total	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Current assets	390	33	423	373	87	45	3,260	3,765
Other assets	—	—	—	—	—	—	4,741	4,741
Property, plant and equipment	46,631	18,856	65,487	47,189	19,273	16,427	13,778	96,667

Total assets held for sale	47,021	18,889	65,910	47,562	19,360	16,472	21,779	105,173

Current liabilities	(671)	(266)	(937)	(1,212)	(269)	(843)	(938)	(3,262)

Total liabilities held for sale	(671)	(266)	(937)	(1,212)	(269)	(843)	(938)	(3,262)

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

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012 $’000	December 31, 2011 $’000

Current assets	7,724	8,167
Property, plant and equipment	185,013	185,788
Goodwill	40,395	40,395
Other assets	1,979	2,185

Total assets	235,111	236,535

Current liabilities	19,961	20,240
Third-party debt, including $1,789 and $1,784 current portion	89,638	90,529
Deferred income taxes	60,690	61,072

Total liabilities	170,289	171,841

Net assets (before amounts payable to OEH of $91,182 and $92,263)	64,822	64,694

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet.

4.             Acquisitions

No acquisitions occurred during the three or six months ended June 30, 2012 and 2011.

5.             Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which OEH exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the rail and hotel joint venture operations in Peru, the Hotel Ritz, Madrid, Eastern and Oriental Express Ltd. and the Buzios land joint venture.

OEH’s Peru hotel joint venture has completed the sale of Las Casitas del Colca for $5,590,000 on April 17, 2012.  Additionally, on June 15, 2012, the Peru hotel joint venture opened Palacio Nazarenas, a 55-key hotel in Cuzco, Peru.

Summarized financial data for OEH’s unconsolidated companies are as follows:

	June 30, 2012 $’000	December 31, 2011 $’000

Current assets	74,391	70,536
Property, plant and equipment, net	342,422	344,576
Other assets	5,108	5,536

Total assets	421,921	420,648

Current liabilities	168,340	195,529
Long-term debt	36,438	17,346
Other liabilities	104,546	99,643

Total shareholders’ equity	112,597	108,130

Total liabilities and shareholders’ equity	421,921	420,648

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$’000	$’000	$’000	$’000

Revenue	41,518	36,299	73,863	64,456

Earnings from operations before net finance costs	9,134	7,460	12,196	8,630

Net earnings	4,266	2,791	4,679	1,505

Included in unconsolidated companies are OEH’s hotel and rail joint ventures in Peru, under which OEH and the other 50% participant must contribute equally additional equity needed for the businesses.  If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company.  OEH also has rights to purchase the other participant’s interests, which rights are exercisable in limited circumstances such as the participant’s bankruptcy.

The carrying amounts that relate to OEH’s unconsolidated companies are as follows:

	Investment		Due from unconsolidated company		Guarantees		Shareholder loans		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Peru hotel joint venture	16,869	16,212	782	599	—	—	—	—	17,651	16,811
Peru rail joint venture	37,788	35,001	4,445	4,917	—	—	—	—	42,233	39,918
Hotel Ritz, Madrid	—	—	1,845	2,657	—	—	19,126	15,829	20,971	18,486
Eastern and Oriental Express Ltd.	3,301	3,298	5,497	2,581	—	—	—	—	8,798	5,879
Buzios land joint venture	5,345	5,393	—	—	—	—	—	—	5,345	5,393

	63,303	59,904	12,569	10,754	—	—	19,126	15,829	94,998	86,487

OEH’s maximum exposures to loss as a result of its involvement with its unconsolidated companies are as follows:

	Investment		Due from unconsolidated company		Guarantees		Shareholder loans		Total
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Peru hotel joint venture	16,869	16,212	782	599	—	—	—	—	17,651	16,811
Peru rail joint venture	37,788	35,001	4,445	4,917	8,322	9,052	—	—	50,555	48,970
Hotel Ritz, Madrid	—	—	1,845	2,657	9,907	10,151	19,126	15,829	30,878	28,637
Eastern and Oriental Express Ltd.	3,301	3,298	5,497	2,581	—	3,000	—	—	8,798	8,879
Buzios land joint venture	5,345	5,393	—	—	—	—	—	—	5,345	5,393

	63,303	59,904	12,569	10,754	18,229	22,203	19,126	15,829	113,227	108,690

The maximum exposure to loss for the Peru rail joint venture and Hotel Ritz, Madrid exceeds the carrying amount related to OEH’s unconsolidated companies due to guarantees discussed below, which are not recognized in the consolidated financial statements. As at June 30, 2012, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has guaranteed $8,322,000 and contingently guaranteed $10,400,000 of the debt obligations of the rail joint venture in Peru through 2016. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,453,000, through May 2013. The Company has contingently guaranteed, through 2018, $15,500,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $4,432,000 of its debt obligations. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the rail joint venture in Peru at June 30, 2012 totaling $16,972,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a leverage covenant and a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing.

At June 30, 2012, long-term debt obligations totalling $81,853,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility, although a six-month waiver (expiring August 21, 2012) of the non-compliance had been received from the lender. Discussions with the lender to bring the hotel into long-term compliance are continuing.  OEH and its joint venture partner have each guaranteed $9,518,000 of the debt obligations, and $389,000 of a working capital loan facility.

6.             Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2012 $’000	December 31, 2011 $’000

Land and buildings	1,009,076	992,748
Machinery and equipment	186,486	181,467
Fixtures, fittings and office equipment	191,484	184,618
River cruise ship and canal boats	18,158	18,061

	1,405,204	1,376,894
Less: Accumulated depreciation	(284,885)	(269,237)

	1,120,319	1,107,657

The major classes of assets under capital leases included above are as follows:

	June 30, 2012 $’000	December 31, 2011 $’000

Freehold and leased land and buildings	4,285	4,461
Machinery and equipment	904	828
Fixtures, fittings and office equipment	100	102

	5,289	5,391
Less: Accumulated depreciation	(1,234)	(1,164)

	4,055	4,227

The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2012 was $10,398,000 (2011 - $10,818,000) and $20,800,000 (2011 - $21,229,000), respectively.

As of June 30, 2012, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $185,013,000 (December 31, 2011 - $185,788,000) is separately disclosed on the condensed consolidated balance sheet. See Note 3.

For the three and six months ended June 30, 2012, OEH capitalized interest in the amount of $997,000 (2011 - $Nil) and $1,902,000 (2011 - $Nil), respectively. For the year ended December 31, 2011, capitalized interest amounted to $863,000. All amounts capitalized were recorded in property, plant and equipment.

7.             Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	Hotels and restaurants $’000	Trains and cruises $’000	Total $’000

Balance as of January 1, 2012	153,605	7,855	161,460
Foreign currency translation adjustment	(1,974)	45	(1,929)

Balance as at June 30, 2012	151,631	7,900	159,531

The gross goodwill amount at January 1, 2012 was $191,700,000 and the accumulated impairment losses recognized at that date was $30,240,000. All impairments to that date related to hotel and restaurant operations.

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

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of OEH’s reporting units may include such items as (i) a prolonged weakness in the general economic conditions in which the reporting units operate and therefore negatively impacting occupancy and room rates, (ii) an economic recovery that significantly differs from OEH’s assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate, (iv) shifts or changes in future travel patterns from OEH’s significant demographic markets that have not been anticipated, (v) changes in competitive supply, (vi) political and security instability in countries where OEH operates and (vii) deterioration of local economies due to the uncertainty over currencies or currency unions and other factors which could lead to changes in projected cash flows of OEH’s properties as customers reduce their discretionary spending. If the assumptions used in the impairment analysis are not met or materially change, OEH may be required to recognize additional goodwill impairment losses which may be material to the financial statements.

There were no triggering events in the six months ended June 30, 2012 that would have required OEH to assess the carrying value of goodwill.

8.             Other intangible assets

Other intangible assets consist of the following as of June 30, 2012:

	Favorable lease assets $’000	Internet sites $’000	Trade names $’000	Total $’000
Carrying amount:
Balance as of January 1, 2012	13,460	1,609	7,100	22,169
Foreign currency translation adjustment	(291)	21	—	(270)

Balance as at June 30, 2012	13,169	1,630	7,100	21,899

Accumulated amortization:
Balance as of January 1, 2012	1,972	732	—	2,704
Charge for the year	178	66	—	244
Foreign currency translation adjustment	(46)	10	—	(36)

Balance as at June 30, 2012	2,104	808	—	2,912

Net book value:
As at December 31, 2011	11,488	877	7,100	19,465

As at June 30, 2012	11,065	822	7,100	18,987

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Amortization expense for the three and six months ended June 30, 2012 was $120,000 (2011 - $71,000) and $244,000 (2011 - $140,000), respectively. Estimated amortization expense for each of the years ended December 31, 2012 to December 31, 2017 is $488,000.

9.             Long-term debt and obligations under capital lease

(a)           Long-term debt

Long-term debt consists of the following:

	June 30, 2012 $’000	December 31, 2011 $’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 20 years, with a weighted average interest rate of 4.19% and 4.32%, respectively	520,329	538,730
Obligations under capital lease	5,102	5,158

	525,431	543,888
Less: Current portion	112,416	77,058

	413,015	466,830

In connection with the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. During the six months ended June 30, 2012, OEH borrowed $10,603,000 (December 31, 2011 - $Nil) under this facility.  The loan has a maturity of three years, with two one-year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

At June 30, 2012, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $2,222,000 outstanding on this loan has been classified as current and OEH expects to rectify this non-compliance in the second half of 2012. In addition, two unconsolidated joint venture companies were out of compliance with certain financial covenants in their loan facilities. See Note 5.

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2012:

Year ending December 31,	$’000

2013	52,673
2014	140,008
2015	175,155
2016	4,386
2017	13,798
2018 and thereafter	26,995

413,015

The debt of Charleston Center LLC, a consolidated VIE, of $89,638,000 (December 31, 2011 - $90,529,000) is non-recourse to OEH and separately disclosed on the consolidated balance sheet.  See Note 3.

10.       Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2012 $’000	December 31, 2011 $’000

Interest rate swaps (see note 19)	6,760	7,511
Long-term accrued interest on subordinated debt at Charleston Place Hotel	14,440	14,139
Cash-settled stock appreciation rights plan	83	111
Deferred lease incentive	454	489
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea	3,807	3,895

	25,544	26,145

11.       Income taxes

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$’000	$’000	$’000	$’000

Provision for income taxes	6,478	9,353	6,726	4,614

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rates imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year-end. As described in Note 1, OEH forecasts its effective tax rate for the year and that rate is applied to interim results. Other items, however, are computed individually and recognized when the items occur. The significant components of these other items which cause variations in OEH’s customary relationship between income tax expense and pre-tax income for the three and six months ended June 30, 2012 and 2011 include the following:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$’000	$’000	$’000	$’000

Exchange rate movements on deferred tax	(2,351)	978	(1,327)	1,340

Deferred tax on derivatives	—	(16)	—	43

Changes in uncertain tax positions	(312)	324	(256)	(604)

Changes in interest and penalties	7	(28)	240	(1,155)

Other	(326)	—	(274)	—

12.       Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	288	238	574	594
Expected return on assets	(211)	(225)	(421)	(563)
Net amortization and deferrals	224	136	447	340

Net periodic benefit cost	301	149	600	371

During the three and six months ended June 30, 2012 and 2011, $492,000 (2011 - $474,000) and $972,000 (2011 - $939,000), respectively, of contributions were made to OEH’s defined benefit pension plan.  OEH anticipates contributing an additional $983,000 to fund the plan in 2012 for a total of $1,955,000.

13.       Supplemental cash flow information and restricted cash

Interest and income taxes:

Six months ended June 30,	2012 $’000	2011 $’000

Cash paid for:
Interest	15,713	17,876

Income taxes	12,530	8,217

Restricted cash:

	June 30, 2012 $’000	December 31, 2011 $’000

Cash deposits required to be held with banks to support OEH’s payment of interest and principal	9,381	9,606
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	3,069	2,890
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	2,038	718

	14,488	13,214

14.          Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows:

	June 30, 2012 $’000	December 31, 2011 $’000

Foreign currency translation adjustments, net of tax of $Nil and $Nil	(75,030)	(52,611)
Derivative financial instruments, net of tax benefit of $(1,383) and $(970)	(7,536)	(6,440)
Pension liability, net of tax of $2,161 and $2,161	(13,608)	(13,238)

	(96,174)	(72,289)

15.       Share-based compensation plans

Equity awards

Under the 2009 Share Award and Incentive Plan, OEH granted on March 9, 2012:

•                  share options on 31,700 class A common shares vesting on March 9, 2015 at an exercise price of $9.95 per share,

•                  deferred shares without performance criteria on 3,300 class A common shares vesting on January 30, 2015 and 104,000 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share, and

•                  deferred shares with performance criteria on up to 386,600 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share.

The Black-Scholes option pricing model is used to determine the estimated fair value of share options and the portion of deferred shares with performance criteria related to total shareholder return.  The Monte Carlo valuation model is used to determine the fair value of the portion of deferred shares with performance criteria related to earnings before tax.

The estimated fair value of share options and deferred shares at March 9, 2012 using the Black-Scholes option pricing model was based on the following assumptions:

	Share options	Deferred shares with performance criteria

Expected share price volatility	58%	59%
Risk-free interest rate	1.69%	0.47%
Expected annual dividends per share	$0.00	$0.00
Expected life of awards	8 years	3 years

Under the 2009 Share Award and Incentive Plan, OEH granted on June 7, 2012:

•                  share options on 330,200 class A common shares vesting on June 7, 2015 at an exercise price of $8.42 per share, and

•                  deferred shares without performance criteria on 109,000 class A common shares vesting on June 7, 2015 at a purchase price of $0.01 per share.

The estimated fair value of share options at June 7, 2012 using the Black-Scholes option pricing model was based on the following assumptions:

Share options

Expected share price volatility	58%
Risk-free interest rate	1.07%
Expected annual dividends per share	$0.00
Expected life of share options	8 years

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The expected life is based on historical data and represents the period of time that options or awards are likely to be outstanding.  The risk-free rate for periods within the expected life is based on the U.S. Treasury yield curve in effect at the time of grant.

The total fair value of share-based compensation awards issued in the three and six months ended June 30, 2012 and 2011 was $2,615,000 (2011 - $2,908,000) and $5,223,000 (2011 - $5,013,000), respectively.

The weighted-average fair value of the share options and share-based awards granted under the 2009 plan on the grant date was $5.95 per share (2011 - $12.65) and $5.42 per share (2011 - $6.73) for the three and six months ended June 30, 2012 and 2011, respectively.

The total compensation related to unvested awards outstanding at June 30, 2012, to be recognized over the period July 1, 2012 to June 30, 2015, was $12,194,000. OEH recognized equity compensation expense of $1,572,000 in the three months ended June 30, 2012 (2011 - $2,040,000) and $3,582,000 (2011 - $3,612,000) in the six months ended June 30, 2012.

Liability awards

Previously awarded cash-settled stock appreciation rights have been recorded as other liabilities with a fair value of $83,000 at June 30, 2012 (December 31, 2011 - $111,000). See Note 10.

16.       Fair values of financial instruments

Certain methods and assumptions are used to estimate the fair value of each class of financial instruments. The carrying amount of cash and cash equivalents, accounts receivable, working capital loans, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The fair value of OEH’s long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to OEH for debt of the same remaining maturities, and is classified as Level 2 in the fair value hierarchy.

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of June 30, 2012 are as follows:

	June 30, 2012		December 31, 2011
	Carrying amount $’000	Fair value $’000	Carrying amount $’000	Fair value $’000

Cash and cash equivalents	71,562	71,562	90,104	90,104

Accounts receivable	50,718	50,718	44,972	44,972

Working capital loans	487	487	—	—

Accounts payable	29,000	29,000	28,998	28,998

Accrued liabilities	96,326	96,326	87,617	87,617

Long-term debt, including current portion, excluding obligations under capital leases	520,329	516,171	538,730	509,866

Long-term debt, including current portion, held by a consolidated VIE	89,638	90,945	90,529	89,525

17.          Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $28,543,000 at June 30, 2012 (December 31, 2011 - $15,432,000). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $359,000 at June 30, 2012 (December 31, 2011 - $499,000).

As part of the consideration for the acquisition in January 2010 of Grand Hotel Timeo and Villa Sant’Andrea, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea. No amounts have been paid to the vendor during the three or six months ended June 30, 2012.  In the six months ended June 30, 2011, €1,500,000 ($2,040,000) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea were obtained. See Note 10.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $6,209,000 at June 30, 2012, have not been recognized by OEH because of the uncertainty of collectability.

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

18.          Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with accounting guidance. OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions. At June 30, 2012, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, Southeast Asia, and South Pacific, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, a river cruise ship operates in Myanmar and five canal boats in France, and real estate developments are located in the Caribbean and Southeast Asia. Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”). Segment information is presented in accordance with the accounting policies described in Note 1. The chief operating decision maker is the Interim Chief Executive Officer.

Financial information regarding these business segments is as follows:

		Three months ended		Six months ended
		June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
		$’000	$’000	$’000	$’000

	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	70,850	76,684	86,638	91,364
	- North America	29,995	27,740	59,060	55,027
	- Rest of world	29,838	31,161	72,416	69,285
	Hotel management/part ownership interests	1,611	1,669	2,678	2,758
	Restaurants	3,942	4,097	7,808	7,438

		136,236	141,351	228,600	225,872
	Tourist trains and cruises	24,253	24,259	32,436	31,417
	Real estate	1,219	1,660	3,033	3,315

		161,708	167,270	264,069	260,604

	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	4,509	4,795	9,066	9,336
	- North America	2,442	2,296	4,823	4,610
	- Rest of world	2,288	2,607	4,632	5,093
	Restaurants	203	191	405	382

		9,442	9,889	18,926	19,421
	Tourist trains and cruises	1,076	1,000	2,118	1,948

		10,518	10,889	21,044	21,369

	Segment EBITDA:
	Hotels and restaurants
Owned hotels	- Europe	26,807	28,817	19,203	21,959
	- North America	6,895	5,346	14,086	11,063
	- Rest of world	5,150	4,901	18,868	15,868
	Hotel management/part ownership interests	1,636	2,530	892	2,310
	Restaurants	484	(409)	823	(261)

		40,972	41,185	53,872	50,939
	Tourist trains and cruises	8,011	6,122	7,689	5,286
	Real estate	(1,505)	(1,876)	(3,029)	(2,920)
	Central overheads	(9,882)	(8,661)	(19,649)	(16,378)
	(Loss)/gain on disposal	—	(86)	—	520

		37,596	36,684	38,883	37,447

	Segment EBITDA/net earnings/(losses) reconciliation:
	Segment EBITDA	37,596	36,684	38,883	37,447
	Less:
	Depreciation and amortization	10,518	10,889	21,044	21,369
	Interest expense, net	6,402	11,052	13,618	20,127
	Foreign currency, net	1,525	(1,092)	598	(2,070)
	Provision for income taxes	6,478	9,353	6,726	4,614
	Share of provision for income taxes of unconsolidated companies	1,001	670	987	437

	Earnings/(losses) from continuing operations	11,672	5,812	(4,090)	(7,030)

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	2,244	823	1,284	13
	Tourist trains and cruises	91	705	1,019	983

		2,335	1,528	2,303	996

	Capital expenditure:
	Hotels and restaurants
Owned hotels	- Europe	6,660	5,747	11,089	11,631
	- North America	12,182	2,561	22,004	3,358
	- Rest of world	4,837	3,600	8,244	6,821
	Restaurants	157	658	458	1,004

		23,836	12,566	41,795	22,814
	Tourist trains and cruises	1,465	1,301	2,492	2,515
	Real estate	94	246	537	487

		25,395	14,113	44,824	25,816

Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$’000	$’000	$’000	$’000

Revenue:
Europe	94,336	100,473	115,673	119,673
North America	35,156	33,497	69,901	65,780
Rest of world	32,216	33,300	78,495	75,151

	161,708	167,270	264,069	260,604

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

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal. During the six months ended June 30, 2012, interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

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

As of June 30, 2012 and December 31, 2011, OEH had the following outstanding interest rate derivatives stated at their notional amounts that were designated as cash flow hedges of interest rate risk:

	June 30, 2012		December 31, 2011
	‘000		‘000

Interest Rate Swaps	A$	10,650	A$	10,800
Interest Rate Swaps		€131,752		€148,332
Interest Rate Swaps		$111,012		$117,765

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $43,782,000 at June 30, 2012 (December 31, 2011 - $45,919,000), both being liabilities of OEH.

Economic hedges of interest rate risk

Derivatives not designated in hedging relationships are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of the authoritative guidance. As of June 30, 2012, OEH had interest rate options of €43,031,250 and $54,320,000 (December 31, 2011 - €43,593,750 and $54,880,000).

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of June 30, 2012 and December 31, 2011:

	Derivatives Instruments
	Balance sheet location	Fair value as of June 30, 2012 $’000	Fair value as of December 31, 2011 $’000

Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	—
Interest Rate Swaps	Accrued liabilities	(4,173)	(3,443)
Interest Rate Swaps	Other liabilities	(6,760)	(7,511)

Total		(10,933)	(10,954)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	27	60
Interest Rate Swaps	Accrued liabilities	—	—
Interest Rate Swaps	Other liabilities	—	—

Total		27	60

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations and the statements of condensed consolidated comprehensive income for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$’000	$’000	$’000	$’000

Interest rate swaps designated as hedging instruments:

Beginning accumulated other comprehensive loss	(6,960)	(4,184)	(6,440)	(8,745)

Amount of (loss)/gain recognized in OCI (effective portion)	(1,690)	(3,026)	(3,508)	766

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	788	1,771	1,999	3,963

Deferred tax on OCI movement	326	572	413	(851)

Change in fair value, net of tax	(576)	(683)	(1,096)	3,878

Ending accumulated other comprehensive loss	(7,536)	(4,867)	(7,536)	(4,867)

Amount of loss recognized in interest expense on derivatives (ineffective portion)	(23)	(222)	(152)	(168)

Derivatives not designated as hedging instruments:

Amount of (loss)/gain recognized in interest expense	(12)	(193)	(33)	45

At June 30, 2012, the amount recorded in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $3,853,000.

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.  As of June 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $10,933,331.  If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $11,319,470.

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

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to OEH’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that OEH may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure.  For interest rate swaps, OEH’s own credit spread is applied to the counterparty’s exposure to OEH and the counterparty’s credit spread is applied to OEH’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument.  The credit spreads used as inputs in the fair values calculations represent implied credit default swaps obtained from a third-party credit data provider.  Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs.  Where credit valuation adjustment exceeds 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.  OEH reviews its fair value hierarchy classifications quarterly.  Transfers between levels are made at the fair value on the actual date of the transfer if the event or change in circumstances that caused the transfer can be identified.

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	27	—	27

Liabilities at fair value:
Derivative financial instruments	—	(10,933)	—	(10,933)
Net liabilities	—	(10,906)	—	(10,906)

	December 31, 2011
	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000

Assets at fair value:
Derivative financial instruments	—	60	—	60

Liabilities at fair value:
Derivative financial instruments	—	(10,954)	—	(10,954)
Net liabilities	—	(10,894)	—	(10,894)

The tables below present a reconciliation of the beginning and ending balances of derivatives having fair value measurements based on significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012 and 2011:

	Beginning balance at April 1, 2012 $’000	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at June 30, 2012 $’000

Derivatives at fair value	—	—	—	—	—	—

	Beginning balance at January 1, 2012 $’000	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at June 30, 2012 $’000

Derivatives at fair value	—	—	—	—	—	—

	Beginning balance at April 1, 2011 $’000	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at June 30, 2011 $’000

Derivatives at fair value	456	—	46	(333)	46	215

	Beginning balance at January 1, 2011 $’000	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at June 30, 2011 $’000

Derivatives at fair value	(277)	(1,184)	268	1,140	268	215

The transfers out of Level 3 in 2011 represented new swaps as at December 31, 2010 with a fair value close to zero where the credit valuation adjustment was previously greater than 20% of the fair value.

The amount of total losses for the three and six months ended June 30, 2012 and 2011 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2011 - $Nil) and $Nil (2011 - $Nil), respectively.

20.       Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., an equity method investee of the Company.  The amount due to OEH from Eastern and Oriental Express Ltd. at June 30, 2012 is $5,497,000 (December 31, 2011 - $2,581,000).

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Palacio Nazarenas and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocarril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures. See Note 5. In the three and six months ended June 30, 2012 and 2011, OEH earned management and guarantee fees of $2,260,000 (2011 - $1,866,000) and $3,734,000 (2011 - $3,207,000), respectively. The amount due to OEH from its joint venture Peruvian operations at June 30, 2012 was $5,227,000 (December 31, 2011 - $5,516,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended June 30, 2012 and 2011, OEH earned $304,000 (2011 - $381,000) in management fees, which are recorded in revenue, and $184,000 (2011 - $139,000) in interest income which is recorded in net finance costs.  For the six months ended June 30, 2012 and 2011, OEH earned $518,000 (2011 - $593,000) in management fees, which are recorded in revenue, and $340,000 (2011 - $250,000) in interest income which is recorded in net finance costs. The amount due to OEH from the Hotel Ritz at June 30, 2012 was $20,971,000 (December 31, 2011 - $18,486,000).

21.       Subsequent events

On June 9, 2012, OEH entered into an agreement to sell The Observatory Hotel, the sale of which was completed on August 8, 2012 for cash proceeds of A$40,000,000 ($40,816,000), of which A$10,650,000 ($10,867,000) was used to repay a bank loan secured by the hotel. On July 24, 2012, OEH entered into an agreement to sell The Westcliff hotel, which is expected to complete in the fourth quarter of 2012.

Also, on August 1, 2012, OEH signed banking agreements to refinance €36,844,000 ($46,757,000) of long-term debt maturing in 2013 secured by the two Sicilian hotels with a €35,000,000 loan ($44,400,000) maturing in 2015.  Because completion of the new loan is subject to satisfying various conditions precedent, which are not expected to be satisfied until September 2012, the loan to be refinanced is classified as part of the current portion of long-term debt as of June 30, 2012 in the condensed consolidated balance sheets.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended June 30, 2012 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2011 Form 10-K annual report.

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

Hotels consist of 35 deluxe hotels (excluding Bora Bora Lagoon Resort which was sold on June 1, 2012, Keswick Hall which was sold on January 23, 2012, and The Observatory Hotel and The Westcliff hotel which were held for sale at June 30, 2012 and accounted for as discontinued operations), 30 of which are wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. The owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 13 in the Rest of the World. One owned hotel, El Encanto in California, is scheduled to re-open in early 2013 after renovation.

The other five hotels in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”. One of these hotels, Palacio Nazarenas in Peru, opened on June 15, 2012 after redevelopment. A sixth hotel, Las Casitas del Colca in Peru, was sold on April 17, 2012 for $5.6 million.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The hotels held for sale at June 30, 2012 were The Observatory Hotel in Sydney, Australia and The Westcliff in Johannesburg, South Africa. The results of these properties have been reflected as discontinued operations for all periods presented. The sale of The Observatory Hotel was completed on August 8, 2012 for A$40.0 million ($40.8 milion).  OEH has entered into an agreement to sell The Westcliff and expects to complete the sale in the fourth quarter of 2012.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

OEH’s real estate projects are in St. Martin, French West Indies, and Koh Samui, Thailand.

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

OEH’s operating results for the three months ended June 30, 2012 and 2011, expressed as a percentage of revenue, are as follows:

Three months ended June 30,	2012%	2011%

Revenue
Hotels and restaurants	84	84
Tourist trains and cruises	15	15
Real estate and property development	1	1

	100	100
Expenses
Cost of services	45	46
Selling, general and administrative	34	34
Depreciation and amortization	7	7
Net finance costs	5	6

Earnings before income taxes	9	7
Provision for income taxes	(4)	(6)
Earnings from unconsolidated companies	1	1

Net earnings from continuing operations	6	2
Earnings from discontinued operations	—	—

Net earnings	6	2

Segment EBITDA, defined as segment net earnings from continuing operations before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”), of OEH’s operations for the three months ended June 30, 2012 and 2011 is analyzed as follows (dollars in millions):

	Three months ended June 30,	2012 $	2011 $

	Segment EBITDA:
	Hotels and restaurants
Owned hotels:	- Europe	26.8	28.8
	- North America	6.9	5.4
	- Rest of the world	5.2	4.9
	Hotel management and part-ownership interests	1.6	2.5
	Restaurants	0.5	(0.4)

		41.0	41.2
	Tourist trains and cruises	8.0	6.1
	Real estate and property development	(1.5)	(1.9)
	Loss on disposal of property, plant and equipment	—	(0.1)
	Central overheads	(9.9)	(8.6)

		37.6	36.7

The foregoing segment EBITDA reconciles to net earnings as follows (dollars in millions):

Three months ended June 30,	2012 $	2011 $

Net earnings	11.7	5.2
Add:
Depreciation and amortization	10.5	10.9
Interest expense, net	6.4	11.0
Foreign currency, net	1.5	(1.1)
Provision for income taxes	6.5	9.4
Share of provision for income taxes of unconsolidated companies	1.0	0.7
Loss from discontinued operations, net of tax	—	0.6

	37.6	36.7

Operating information for OEH’s owned hotels for the three months ended June 30, 2012 and 2011 is as follows:

Three months ended June 30,	2012	2011

Average Daily Rate (in dollars)
Europe	772	799
North America	372	349
Rest of the world	341	347
Worldwide	502	514

Rooms Available
Europe	85,827	85,659
North America	63,791	64,155
Rest of the world	100,282	99,554
Worldwide	249,900	249,368

Rooms Sold
Europe	52,139	54,323
North America	45,894	45,095
Rest of the world	50,296	48,687
Worldwide	148,329	148,105

Occupancy (percentage)
Europe	61	63
North America	72	70
Rest of the world	50	49
Worldwide	59	59

RevPAR (in dollars)
Europe	469	507
North America	268	245
Rest of the world	171	170
Worldwide	298	305

			Change %
Three months ended June 30,	2012	2011	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	469	507	(7)%	Nil %
North America	268	245	9%	10%
Rest of the world	171	170	1%	3%
Worldwide	298	305	(2)%	3%

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

Overview

The net earnings attributable to OEH for the three months ended June 30, 2012 were $11.8 million ($0.11 per common share) on revenue of $161.7 million, compared with net earnings of $5.2 million ($0.05 per common share) on revenue of $167.3 million in the prior year second quarter. OEH’s decreased revenue reflects the continued economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. RevPAR of owned hotels on a same store basis decreased from $305 in the second quarter of 2011 to $298 in the second quarter of 2012, a 2% decrease when measured in U.S. dollars, but a 3% increase when measured in local currency. Occupancy remained flat at 59% for the second quarter of 2012 and 2011. Average daily rate decreased to $502 in the second quarter of 2012, compared to $514 for the same period in the prior year.

The net earnings from continuing operations for the three months ended June 30, 2012 were $11.7 million, an increase of $5.9 million compared with net earnings of $5.8 million in the three months ended June 30, 2011. The increase in earnings in the three months ended June 30, 2012 was mainly attributable to a $2.0 million decrease in net finance costs and a $2.9 million decrease in the tax charge. No impairments were recorded in continuing operations for the three months ended June 30, 2012 or 2011.

Revenue

	Three months ended June 30,	2012 $’000	2011 $’000

	Hotels and restaurants
Owned hotels	- Europe	70,850	76,684
	- North America	29,995	27,740
	- Rest of the world	29,838	31,161
	Hotel management/part ownership interests	1,611	1,669
	Restaurants	3,942	4,097

		136,236	141,351
	Tourist trains and cruises	24,253	24,259
	Real estate	1,219	1,660

		161,708	167,270

Total revenue decreased by $5.6 million, or 3%, from $167.3 million in the three months ended June 30, 2011 to $161.7 million in the three months ended June 30, 2012.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $5.8 million, or 8%, from $76.7 million for the three months ended June 30, 2011 to $70.9 million for the three months ended June 30, 2012, largely due to the weakening of the euro and the Russian ruble against the U.S. dollar. Exchange rate movements caused revenue to decrease by $8.1 million in the three months ended June 30, 2012 compared with the same period in 2011. Average daily rate decreased from $799 for the three months ended June, 30, 2011 to $772 for the three months ended June 30, 2012. Occupancy decreased by two percentage points from 63% in the three months ended June 30, 2011 to 61% in the three months ended June 30, 2012. On a same store basis, RevPAR in local currency remained flat, although in U.S. dollars, OEH experienced a decrease of 7%.

North America

Revenue increased by $2.3 million, or 8%, from $27.7 million in the three months ended June 30, 2011 to $30.0 million in the three months ended June 30, 2012, mainly generated by occupancy and average daily rate increases at Charleston Place Hotel and La Samanna totalling $1.8 million. Same store RevPAR increased 9% from $245 in the three months ended June 30, 2011 to $268 in the three months ended June 30, 2012. Average daily rate increased from $349 in the three months ended June 30, 2011 to $372 in the three months ended June 30, 2012. Occupancy increased by two percentage points, from 70% in the three months ended June 30, 2011 to 72% in the three months ended June 30, 2012.

Rest of the World

Revenue decreased by $1.4 million, or 4%, from $31.2 million in the three months ended June 30, 2011 to $29.8 million in the three months ended June 30, 2012.  Exchange rate movements across the region caused revenue to decrease by $1.0 million compared to the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended June 30, 2012 increased 1% from $170 in the three months ended June 30, 2011 to $171 for the three months ended June 30, 2012, and 3% when measured in local currency. Average daily rate decreased by 2% from $347 in the three months ended June 30, 2011 to $341 in the three months ended June 30, 2012. Occupancy increased by one percentage point from 49% in the three months ended June 30, 2011 to 50% in the three months ended June 30, 2012.

Revenue at OEH’s hotels in South America collectively decreased by $1.7 million, or 8%, from $21.7 million in the three months ended June 30, 2011 to $20.0 million in the three months ended June 30, 2012. Compared to the second quarter of 2011 the Brazilian real depreciated by 23% versus the U.S. dollar, negatively impacting the revenue reported by the Brazilian hotels. Same store RevPAR for the three months ended June 30, 2012 decreased 3% from $238 in the three months ended June 30, 2011 to $232 for the three months ended June 30, 2012. Occupancy increased two percentage points from 59% for the three months ended June 30, 2011 to 61% for the three months ended June 30, 2012.

Southern Africa revenue decreased by $0.4 million from $4.0 million in the three months ended June 30, 2011 to $3.6 million in the three months ended June 30, 2012.

Revenue for the Asian properties increased by $0.8 million, or 15%, from $5.5 million in the three months ended June 30, 2011 to $6.3 million in the three months ended June 30, 2012, with revenue growth coming principally from Napasai and The Governor’s Residence. Exchange rate movements caused revenue to decrease by $0.3 million in the three months ended June 30, 2012 compared with the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended June 30, 2012 increased $18, or 14%, from $125 in the three months ended June 30, 2011 to $143 for the three months ended June 30, 2012. Occupancy increased by three percentage points from 48% in the three months ended June 30, 2011 to 51% in the three months ended June 30, 2012.

Hotel Management and Part-Ownership Interests: Revenue decreased by $0.1 million from $1.7 million in the three months ended June 30, 2011 to $1.6 million in the three months ended June 30, 2012.

Restaurants: Revenue decreased by $0.2 million, or 5%, from $4.1 million in the three months ended June 30, 2011 to $3.9 million in the three months ended June 30, 2012, mainly from a decrease in the number of covers in the current quarter.

Trains and Cruises: Revenue remained flat at $24.3 million in the three months ended June 30, 2012 and 2011.  This includes a decrease of $0.8 million caused by exchange rate movements in the current quarter.

Real Estate: Two condominiums were delivered at Porto Cupecoy generating revenue of $1.2 million for the three months ended June 30, 2012, compared with three condominiums delivered in the prior year comparative period generating revenues of $1.3 million. A sales contract was signed on one unit in the three months ended June 30, 2012 and in the prior year comparative period.

Cost of services

Cost of services decreased by $3.6 million from $76.5 million in the three months ended June 30, 2011 to $72.9 million in the three months ended June 30, 2012. Cost of services was 45% of revenue in the three months ended June 30, 2012 compared to 46% of revenue in the three months ended June 30, 2011.  Exchange rate movements caused cost of services to decrease by $4.5 million in the three months ended June 30, 2012 compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.7 million from $56.2 million in the three months ended June 30, 2011 to $54.5 million in the three months ended June 30, 2012.  Exchange rate movements caused these expenses to decrease by $2.5 million in the three months ended June 30, 2012 compared with the same period in 2011. Selling, general and administrative expenses were 34% of revenue in the three months ended June 30, 2012 and 2011.

Depreciation and amortization

Depreciation and amortization decreased by $0.4 million from $10.9 million in the three months ended June 30, 2011 to $10.5 million in the three months ended June 30, 2012. Exchange rate movements caused depreciation and amortization to decrease by $0.7 million compared to the same period in 2011.

Segment EBITDA

	Three months ended June 30,	2012 $’000	2011 $’000

	Hotels and restaurants
Owned hotels	- Europe	26,807	28,817
	- North America	6,895	5,346
	- Rest of the world	5,150	4,901
	Hotel management/part ownership interests	1,636	2,530
	Restaurants	484	(409)

		40,972	41,185
	Tourist trains and cruises	8,011	6,122
	Real estate	(1,505)	(1,876)
	Loss on disposal of property, plant and equipment	—	(86)
	Central overheads	(9,882)	(8,661)

		37,596	36,684

The European hotels collectively reported segment EBITDA of $26.8 million for the three months ended June 30, 2012 compared to $28.8 million in the same period in 2011. This $2.0 million decrease in segment EBITDA results mainly from the weakening of the euro, the British pound and the Russian ruble against the U.S. dollar, which has resulted in a decrease to segment EBITDA of $3.1 million. As a percentage of European hotels revenue, the European segment EBITDA margin remained flat at 38% for the three months ended June 30, 2012 and 2011.

Segment EBITDA in the North American hotels region increased by 30% from $5.3 million in the three months ended June 30, 2011, to $6.9 million in the three months ended June 30, 2012. This segment EBITDA growth is mainly from La Samanna which contributed $0.8 million of the increase, and Charleston Place Hotel which contributed $0.6 million, due primarily to increases in average daily rate.  As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 19% in 2011 to 23% in 2012.

Segment EBITDA in the Rest of the World hotels region increased by 6% from $4.9 million in the three months ended June 30, 2011, to $5.2 million in the three months ended June 30, 2012. Exchange rate movements caused revenue to decrease by $1.0 million in the three months ended June 30, 2012 compared with the same period in 2011. As a percentage of Rest of the World hotels revenue, the segment EBITDA margin for the three months ended June 30, 2012 increased to 17% compared to 16% for the same period in 2011.

Central overheads increased by $1.2 million, or 14%, from $8.7 million in the three months ended June 30, 2011 to $9.9 million in the three months ended June 30, 2012. The variance includes compensation cost increases of $0.5 million and legal and professional fee increases of $0.8 million. As a percentage of revenue, central overheads increased from 5% in the three months ended June 30, 2011 to 6% in the three months ended June 30, 2012.

Earnings from operations before net finance costs

Earnings from operations increased by $0.1 million from $23.6 million in the three months ended June 30, 2011 to $23.7 million in the three months ended June 30, 2012, due to the factors described above.

Net finance costs

Net finance costs were $10.0 million for the three months ended June 30, 2011 and $7.9 million for the three months ended June 30, 2012. The three months ended June 30, 2011 included a foreign exchange gain of $1.1 million compared to a foreign exchange loss of $1.5 million in the three months ended June 30, 2012. Net interest expense decreased by $4.7 million, or 42%, from $11.1 million in the three months ended June 30, 2011 to $6.4 million in the three months ended June 30, 2012. This decrease is mainly due to the write-off of deferred financing costs at La Samanna of $1.7 million and swap termination costs of $0.9 million in the three months ended June 30, 2011.  Additionally, $1.0 million of interest was capitalized at El Encanto in the three months ended June 30, 2012, compared with $Nil in the prior year comparative period.

Provision for income taxes

The provision for income taxes decreased by $2.9 million, from a charge of $9.4 million in the three months ended June 30, 2011 to a charge of $6.5 million in the three months ended June 30, 2012.  The provision for income taxes for the three months ended June 30, 2012 includes a deferred tax benefit of $2.4 million arising from fixed asset timing differences following movements in exchange rates compared to a $1.0 million tax charge in the three months ended June 30, 2011.

Earnings from unconsolidated companies

Earnings from unconsolidated companies, net of tax, increased by $0.8 million from $1.5 million in the three months ended June 30, 2011 to $2.3 million in the three months ended June 30, 2012, due mainly to OEH’s share of increased earnings from the rail joint venture in Peru.  The tax provision associated with earnings from unconsolidated companies was $0.7 million in 2011 and $1.0 million in 2012.

Earnings from discontinued operations

The earnings from discontinued operations for the three months ended June 30, 2012 were $Nil compared with losses of $0.6 million for the three months ended June 30, 2011.  Earnings from discontinued operations for the three months ended June 30, 2012 include a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold on June 1, 2012. Losses from The Observatory Hotel and The Westcliff for the three months ended June 30, 2012 were $0.5 million.

The results of discontinued operations for the three months ended June 30, 2011 include earnings of $0.2 million from Keswick Hall and Hôtel de la Cité, which were sold in January 2012 and August 2011, respectively, offset by losses of $0.1 million from Bora Bora Lagoon Resort and $0.7 million from The Observatory Hotel and The Westcliff.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

OEH’s operating results for the six months ended June 30, 2012 and 2011, expressed as a percentage of revenue, are as follows:

Six months ended June 30,	2012%	2011%

Revenue
Hotels and restaurants	87	87
Tourist trains and cruises	12	12
Real estate and property development	1	1

	100	100
Expenses
Cost of services	47	47
Selling, general and administrative	40	39
Depreciation and amortization	8	8
Net finance costs	5	7

Losses before income taxes	—	(1)
Provision for income taxes	(3)	(2)
Earnings from unconsolidated companies	1	—

Net losses from continuing operations	(2)	(3)
Losses from discontinued operations	—	(1)

Net losses	(2)	(4)

Segment EBITDA of OEH’s operations for the six months ended June 30, 2012 and 2011 is analyzed as follows (dollars in millions):

	Six months ended June 30,	2012 $	2011 $

	Segment EBITDA:
	Hotels and restaurants
Owned hotels:	- Europe	19.2	22.0
	- North America	14.1	11.0
	- Rest of the world	18.9	15.9
	Hotel management and part-ownership interests	0.9	2.3
	Restaurants	0.8	(0.3)

		53.9	50.9
	Tourist trains and cruises	7.7	5.3
	Real estate and property development	(3.0)	(2.9)
	Gain on disposal of property, plant and equipment	—	0.5
	Central overheads	(19.7)	(16.4)

		38.9	37.4

The foregoing segment EBITDA reconciles to net losses as follows (dollars in millions):

Six months ended June 30,	2012 $	2011 $

Net losses	(3.7)	(9.5)
Add:
Depreciation and amortization	21.0	21.4
Interest expense, net	13.6	20.1
Foreign currency, net	0.6	(2.1)
Provision for income taxes	6.7	4.6
Share of provision for income taxes of unconsolidated companies	1.0	0.5
(Earnings)/losses from discontinued operations, net of tax	(0.3)	2.4

	38.9	37.4

Operating information for OEH’s owned hotels for the six months ended June 30, 2012 and 2011 is as follows:

Six months ended June 30,	2012	2011

Average Daily Rate (in dollars)
Europe	691	721
North America	404	374
Rest of the world	374	355
Worldwide	463	456

Rooms Available
Europe	135,206	133,832
North America	127,582	127,605
Rest of the world	200,486	198,215
Worldwide	463,274	459,652

Rooms Sold
Europe	67,793	68,487
North America	86,527	85,719
Rest of the world	116,237	111,411
Worldwide	270,557	265,617

Occupancy (percentage)
Europe	50	51
North America	68	67
Rest of the world	58	56
Worldwide	58	58

RevPAR (in dollars)
Europe	347	369
North America	274	251
Rest of the world	217	200
Worldwide	270	263

			Change %
Six months ended June 30,	2012	2011	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	347	369	(6)%	1%
North America	274	251	9%	10%
Rest of the world	217	200	9%	11%
Worldwide	270	263	3%	7%

There were no properties excluded from the same store RevPAR data.

Overview

The net losses attributable to OEH for the six months ended June 30, 2012 were $3.9 million (loss of $0.04 per common share) on revenue of $264.1 million, compared with net losses of $9.8 million ($0.10 net loss per common share) on revenue of $260.6 million for the same period in the prior year. OEH’s increased revenue reflects the improved business conditions in the North America and Rest of the World markets, offset by the weakening of European currencies against the U.S. dollar which is adversely impacting the U.S. dollar value of revenue from OEH’s European properties. RevPAR of owned hotels on a same store basis increased from $263 in the six months ended June 30, 2011 to $270 in the six months ended June 30, 2012, a 3% increase when measured in U.S. dollars and 7% in local currency. These gains have resulted from a combination of occupancy and average daily rate increases in North America and the Rest of the World. Occupancy remained flat at 58% in the first six months of 2012 and 2011. Average daily rate increased to $463 in the first six months of 2012, compared to $456 for the same period in the prior year.

The net losses from continuing operations for the six months ended June 30, 2012 were $4.1 million, a decrease of $2.9 million compared with net losses of $7.0 million in the six months ended June 30, 2011. The decreased loss in the six months ended June 30, 2012 was mainly attributable to a $6.5 million decrease in net interest expense. No impairments were recorded in continuing operations for the six months ended June 30, 2012 or 2011.

Revenue

	Six months ended June 30,	2012 $’000	2011 $’000

	Hotels and restaurants
Owned hotels	- Europe	86,638	91,364
	- North America	59,060	55,027
	- Rest of the world	72,416	69,285
	Hotel management/part ownership interests	2,678	2,758
	Restaurants	7,808	7,438

		228,600	255,872
	Tourist trains and cruises	32,436	31,417
	Real estate	3,033	3,315

		264,069	260,604

Total revenue increased by $3.5 million, or 1%, from $260.6 million in the six months ended June 30, 2011 to $264.1 million in the six months ended June 30, 2012.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $4.8 million, or 5%, from $91.4 million for the six months ended June 30, 2011 to $86.6 million for the six months ended June 30, 2012, mainly due to the weakening of European currencies against the U.S. dollar. Exchange rate movements caused revenue to decrease by $6.4 million in the six months ended June 30, 2012 compared with the same period in 2011. Average daily rate decreased from $721 for the six months ended June, 30, 2011 to $691 for the six months ended June 30, 2012. Occupancy decreased by one percentage point from 51% in the six months ended June 30, 2011 to 50% in the six months ended June 30, 2012. On a same store basis, RevPAR in local currency increased by 1%, although it decreased by 6% in U.S. dollars.

North America

Revenue increased by $4.1 million, or 7%, from $55.0 million in the six months ended June 30, 2011 to $59.1 million in the six months ended June 30, 2012, generated by revenue growth at Charleston Place Hotel and La Samanna totalling $3.6 million. Same store RevPAR increased 9% from $251 in the six months ended June 30, 2011 to $274 in the six months ended June 30, 2012. Average daily rate increased from $374 in the six months ended June 30, 2011 to $404 in the six months ended June 30, 2012. Occupancy increased by one percentage point, from 67% in the six months ended June 30, 2011 to 68% in the six months ended June 30, 2012.

Rest of the World

Revenue increased by $3.1 million, or 4%, from $69.3 million in the six months ended June 30, 2011 to $72.4 million in the six months ended June 30, 2012.  Exchange rate movements across the region caused revenue to decrease by $1.9 million compared to the same period in 2011. Same store RevPAR in U.S. dollars for the six months ended June 30, 2012 increased 9% from $200 in the six months ended June 30, 2011 to $217 for the six months ended June 30, 2012, an increase of 11% when measured in local currency. Average daily rate increased by 5% from $355 in the six months ended June 30, 2011 to $374 in the six months ended June 30, 2012. Occupancy increased by two percentage points from 56% in the six months ended June 30, 2011 to 58% in the six months ended June 30, 2012.

Revenue at OEH’s hotels in South America collectively increased by $1.3 million, or 3%, from $46.1 million in the six months ended June 30, 2011 to $47.4 million in the six months ended June 30, 2012, mostly from revenue growth at the Hotel das Cataratas. Compared to the second quarter of 2011 the Brazilian real depreciated by 23% versus the U.S. dollar, negatively impacting the revenue reported by the Brazilian hotels. Same store RevPAR for the six months ended June 30, 2012 increased 8% from $270 in the six months ended June 30, 2011 to $292 for the six months ended June 30, 2012. Occupancy increased by four percentage points from 63% for the six months ended June 30, 2011 to 67% for the six months ended June 30, 2012.

Southern Africa revenue decreased by $0.2 million from $10.4 million in the six months ended June 30, 2011 to $10.2 million in the six months ended June 30, 2012.

Revenue for the Asian properties increased by $2.0 million, or 16%, from $12.8 million in the six months ended June 30, 2011 to $14.8 million in the six months ended June 30, 2012, with revenue growth coming principally from Napasai and The Governor’s Residence totalling $1.8 million. Exchange rate movements caused revenue to decrease by $0.3 million in the six months ended June 30, 2012 compared with the same period in 2011. Same store RevPAR in U.S. dollars for the six months ended June 30, 2012 increased $23, or 16%, from $147 in the six months ended June 30, 2011 to $170 for the six months ended June 30, 2012. Occupancy increased by one percentage point from 58% in the six months ended June 30, 2011 to 59% in the six months ended June 30, 2012.

Hotel Management and Part-Ownership Interests: Revenue decreased by $0.1 million from $2.8 million in the six months ended June 30, 2011 to $2.7 million in the six months ended June 30, 2012.

Restaurants: Revenue increased by $0.4 million, or 5%, from $7.4 million in the six months ended June 30, 2011 to $7.8 million in the six months ended June 30, 2012, reflecting growth primarily in the number of covers in the current period.

Trains and Cruises: Revenue increased by $1.0 million, or 3%, from $31.4 million in the six months ended June 30, 2011 to $32.4 million in the six months ended June 30, 2012.  The increase in the period resulted from operating growth of $1.8 million, offset by exchange rate movements of $0.8 million.

Real Estate: Three condominiums were delivered at Porto Cupecoy generating revenue of $3.0 million for the six months ended June 30, 2012. Sales contracts were signed on a further seven units in the six months ended June 30, 2012.

Cost of services

Cost of services increased by $0.4 million from $122.9 million in the six months ended June 30, 2011 to $123.3 million in the six months ended June 30, 2012. Cost of services was 47% of revenue in the six months ended June 30, 2012 and 2011. Exchange rate movements caused cost of services to decrease by $4.3 million in the six months ended June 30, 2012 compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.0 million from $102.2 million in the six months ended June 30, 2011 to $105.2 million in the six months ended June 30, 2012. Exchange rate movements caused these expenses to decrease by $3.0 million in the six months ended June 30, 2012 compared with the same period in 2011. Selling, general and administrative expenses were 40% of revenue in the six months ended June 30, 2012 and 39% in the six months ended June 30, 2011.

Depreciation and amortization

Depreciation and amortization decreased by $0.4 million from $21.4 million in the six months ended June 30, 2011 to $21.0 million for the six months ended June 30, 2012. Exchange rate movements caused depreciation to decrease by $0.9 million compared to the same period in 2011.

Segment EBITDA

	Six months ended June 30,	2012 $’000	2011 $’000

	Hotels and restaurants
Owned hotels	- Europe	19,203	21,959
	- North America	14,086	11,063
	- Rest of the world	18,868	15,868
	Hotel management/part ownership interests	892	2,310
	Restaurants	823	(261)

		53,872	50,939
	Tourist trains and cruises	7,689	5,286
	Real estate	(3,029)	(2,920)
	Gain on disposal of property, plant and equipment	—	520
	Central overheads	(19,649)	(16,378)

		38,883	37,447

The European hotels collectively reported segment EBITDA of $19.2 million for the six months ended June 30, 2012 compared to $22.0 million in the same period in 2011. This decrease in segment EBITDA results mainly from the weakening of European currencies against the U.S. dollar, which has resulted in a decrease to segment EBITDA of $1.4 million. As a percentage of European hotels revenue, the European segment EBITDA margin decreased slightly from 24% for the six months ended June 30, 2011 to 22% for the six months ended June 30, 2012.

Segment EBITDA in the North American hotels region increased by 27% from $11.1 million in the six months ended June 30, 2011, to $14.1 million in the six months ended June 30, 2012. This segment EBITDA growth is mainly from Charleston Place Hotel, which contributed $1.4 million of growth, and La Samanna, which contributed $1.2 million, due primarily to increases in average daily rate. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 20% in 2011 to 24% in 2012.

Segment EBITDA in the Rest of the World hotels region increased by 19% from $15.9 million in the six months ended June 30, 2011, to $18.9 million in the six months ended June 30, 2012.  The majority of the properties in this segment showed EBITDA growth, with the largest increase coming from Hotel das Cataratas where EBITDA grew by $1.3 million compared to the same period in prior year, due to increases in average daily rate and occupancy. As a percentage of Rest of the World hotels revenue, the segment EBITDA margin for the six months ended June 30, 2012 increased to 26%, compared to 23% for the same period in 2011.

Central overheads increased by $3.2 million, or 20%, from $16.4 million in the six months ended June 30, 2011 to $19.6 million in the six months ended June 30, 2012. The variance primarily includes compensation cost increases of $1.3 million, legal and professional fees of $0.7 million and a receivable write-off increase of $0.5 million. As a percentage of revenue, central overheads increased from 6% in the six months ended June 30, 2011 to 7% in the six months ended June 30, 2012.

Earnings from operations before net finance costs

Earnings from operations decreased by $0.1 million from $14.6 million in the six months ended June 30, 2011 to $14.5 million in the six months ended June 30, 2012, due to the factors described above.

Net finance costs

Net finance costs were $18.1 million for the six months ended June 30, 2011 and $14.2 million for the six months ended June 30, 2012. The six months ended June 30, 2011 included a foreign exchange gain of $2.1 million compared to a foreign exchange loss of

$0.6 million in the six months ended June 30, 2012. Net interest expense decreased by $6.5 million, or 32%, from $20.1 million in the six months ended June 30, 2011 to $13.6 million in the six months ended June 30, 2012. This decrease is mainly due to $1.9 million of interest that was capitalized at El Encanto, compared with $Nil in the prior year comparative period.  In addition, OEH incurred a $1.7 million write-off of deferred financing costs at La Samanna and swap termination costs of $0.9 million in the six months ended June 30, 2011.

Provision for income taxes

The provision for income taxes increased by $2.1 million, from a charge of $4.6 million in the six months ended June 30, 2011 to a charge of $6.7 million in the six months ended June 30, 2012.  The provision for income taxes for the six months ended June 30, 2012 includes a deferred tax benefit of $1.3 million arising from fixed asset timing differences following movements in exchange rates compared to a $1.3 million tax charge in the six months ended June 30, 2011.

Earnings from unconsolidated companies

Earnings from unconsolidated companies, net of tax, increased by $1.3 million from $1.0 million in the six months ended June 30, 2011 to $2.3 in the six months ended June 30, 2012, driven mainly by increases in earnings from the rail joint venture in Peru. The tax provision associated with earnings from unconsolidated companies was $0.4 million in 2011 and $1.0 million in 2012.

Earnings from discontinued operations

The earnings from discontinued operations for the six months ended June 30, 2012 were $0.4 million compared with losses of $2.4 million for the six months ended June 30, 2011. Earnings from discontinued operations for the six months ended June 30, 2012 include a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold on June 1, 2012, and a gain of $2.1 million on the disposal of Keswick Hall, which was sold on January 23, 2012. Losses from The Observatory Hotel and The Westcliff for the six months ended June 30, 2012 were $0.8 million.

The results of discontinued operations for the six months ended June 30, 2011 include losses of $0.5 million from Hôtel de la Cité, which was sold in August 2011, $0.9 million from Keswick Hall, $0.2 million from Bora Bora Lagoon Resort and $0.9 million from The Observatory Hotel and The Westcliff.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $71.6 million at June 30, 2012, $18.5 million less than the $90.1 million at December 31, 2011. In addition, OEH had restricted cash of $14.5 million (December 31, 2011 - $13.2 million).  At June 30, 2012, there were undrawn amounts available to OEH under committed short-term lines of credit of $3.9 million (December 31, 2011 - $4.4 million) and undrawn amounts available to OEH under secured revolving credit facilities of $ Nil (December 31, 2011 - $Nil), bringing total cash availability at June 31, 2012 to $75.5  million, excluding the restricted cash of $14.5 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $32.9 million at June 30, 2012, a decrease from $99.4 million at December 31, 2011.  The main factors that contributed to the decrease in working capital were increases in the current portion of long-term debt, accrued liabilities and deferred revenues, as well as a decrease in discontinued operations assets held for sale.

Cash Flow

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2012 was $18.3 million compared to $38.5 million for the six months ended June 30, 2011. The decrease was mainly due to the effect of exchange rates on net earnings of $17.3 million as well as a decrease in deferred taxes and movements in working capital balances.

Investing Activities.  Cash used in investing activities increased by $25.0 million to $33.3 million for the six months ended June 30, 2012, compared to $8.3 million for the six months ended June 30, 2011.  Proceeds from the sale of property, plant and equipment which were the capitalized pre-development costs of the New York hotel project impacted the six months ended June 30, 2011 with no comparable transaction in 2012.  The movement in investing activities from discontinued operations was attributable to the sale of

Keswick Hall in Charlottesville, Virginia for net proceeds of $11.1 million, after payment of $10.0 million of bank debt secured by the property, and the remaining proceeds of $2.5 million from the sale of Bora Bora Lagoon Resort in French Polynesia.

Capital expenditure of $45.6 million (including discontinued operations) during the six months ended June 30, 2012 included $18.6 million at El Encanto, $3.2 million at Hotel Splendido, $2.9 million at Copacabana Palace, $2.3 million at the two Sicilian properties, $2.2 million at Hotel Cipriani, $2.0 million at Inn at Perry Cabin and $1.8 million on the Venice Simplon-Orient-Express.

Financing Activities.  Cash used in financing activities for the six months ended June 30, 2012 was $2.3 million compared to $55.7 million for the six months ended June 30, 2011, a decrease of $53.4 million.  Higher repayments in the six months ended June 30, 2011 were related to the maturity and repayment of two facilities for which there were no comparable transactions in the six months ended June 30, 2012.

Capital Commitments

There were $28.5 million of capital commitments outstanding as of June 31, 2012 (December 31, 2011- $15.4 million). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $0.4 million at June 31, 2012 (December 31, 2011 - $0.5 million).

OEH agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $7.1 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to add additional rooms and add a swimming pool to Villa Sant’Andrea.  In February 2011, OEH paid $2.0 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant’Andrea were granted.  OEH has provided $3.8 million for the expected remaining liability for this contingency.

Indebtedness

At June 30, 2012, OEH had $525.4 million (December 31, 2011 - $543.9 million) of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is repayable over periods of 1 to 20 years with a weighted average interest rate of 4.19%.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable entities at June 30, 2012 comprised $89.6 million (December 31, 2011 - $90.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 48% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At June 30, 2012, 50% of borrowings of OEH were in floating interest rates.

Liquidity

During the six months ending December 31, 2012, OEH will have approximately $33.4 million of scheduled debt repayments including capital lease payments. OEH is negotiating with existing lenders to refinance and extend the maturity on approximately $10.9 million of debt that falls due in the remainder of the year.

Additionally, OEH’s capital commitments at June 30, 2012 amounted to $28.5 million.  OEH expects to incur costs of a further $1.2 million to complete its Porto Cupecoy development, funded by sales proceeds as units are delivered to purchasers.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate.

During 2011, for example, two loans totaling $131.5 million were refinanced with two new loans totaling $126.1 million, both of which mature in three years. The $5.4 million repayment on the two loans was funded out of cash resources. In addition, OEH signed a new $45.0 million loan facility providing partial funding for the completion of El Encanto, scheduled to reopen in early 2013.  The loan has a term of three years, with two one-year extensions.  Also in 2011, total gross proceeds of $41.9 million were received upon the assignment of purchase and development agreements relating to OEH’s proposed New York hotel project in April 2011, and upon the exercise of a call option in December 2011 by the assignee for excess development rights over the ‘21’ Club restaurant. Also in 2011, OEH completed the sale of the property and operations of Hôtel de la Cité in Carcassonne, France for a cash consideration of €9.0 million ($12.9 million).

During 2012, OEH completed the sale of Keswick Hall, Virginia for gross proceeds of $22.0 million, repaying associated debt of $10.0 million, and the sale of Bora Bora Lagoon Resort, French Polynesia for gross proceeds of $3.0 million.  On August 8, 2012, OEH completed the sale of The Observatory Hotel, Sydney for cash proceeds of A$40.0 million ($40.8 million), of which A$10.7 million ($10.9 million) was used to repay a bank loan secured by the hotel.  In June 2012, OEH refinanced a $13.3 million facility secured by Napasai, Koh Samui, extending the maturity from 2012 to 2015. Also, on August 1, 2012, OEH signed banking agreements to refinance €36.8 million ($46.8 million) of long-term debt maturing in 2013 secured by the two Sicilian hotels with a €35.0 million loan ($44.4 million) maturing in 2015.  Subject to satisfaction of conditions  precedent under those agreements, OEH expects to complete this refinancing in September 2012, and to fund the $2.4 million repayment out of cash resources.  At June 30, 2012, the €36.8 million loan was classified as a current liability.

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

At June 30, 2012, one OEH subsidiary was out of compliance with financial covenants in a $2.2 million loan facility. This non-compliance is expected to be rectified in the second half of 2012.  In addition, two unconsolidated joint venture companies were out of compliance as follows:

•                  the unconsolidated Peru rail joint venture in which OEH has a 50% interest was out of compliance with a leverage covenant in a loan of $8.6 million, which is non-recourse to and not credit-supported by OEH while it remains a 50% owner of the joint venture, and was out of compliance with a debt-service-coverage ratio in a second loan of $8.3 million, which is guaranteed by OEH. Discussions with the banks are ongoing to bring the joint venture back into compliance; and

•                  the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at December 31, 2011 with the debt-service-coverage ratio in its first mortgage loan facility amounting to $81.8 million at June 30, 2012.  Subsequent to December 31, 2011, a six-month waiver of the non-compliance was received from the lender, which expires on August 21, 2012.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they have each provided separate partial guarantees of $9.5 million, as of June 30, 2012, while discussions continue with the lender as to how to bring the hotel into long-term compliance.

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

Recent Accounting Pronouncements

As of June 30, 2012, OEH had adopted all the relevant standards that impacted the accounting for annual goodwill impairment assessments, presentation of comprehensive income and fair value measurement and disclosure, as reported in Note 1 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million on an annual basis based on borrowings at June 30, 2012.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. At June 30, 2012, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $2.2 million consisting of Russian ruble $0.9 million, Mexican peso $0.4 million and Thai baht $0.9 million.

ITEM 4.   Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its interim chief executive officer and chief financial officer, has evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2012. OEH previously reported a material weakness in internal control over financial reporting (as defined in SEC Rule 13a-15(f)) relating to the accounting for income taxes in Item 9A — Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain tax assets and liabilities and the current and deferred income tax expense recorded in accordance with U.S. generally accepted accounting principles. This material weakness was not remediated during the first six months of 2012 and, accordingly, the Company’s management has concluded that OEH’s disclosure controls and procedures were not effective as of June 30, 2012.

Remediation Plan for Material Weakness Related to Accounting for Income Taxes

During the first six months of 2012, OEH has taken steps to remediate this material weakness, including designing a standardized form of internal tax report for each reporting entity within OEH and hiring additional resources in the preparation and review of the provision of income taxes.  The Company will take further actions to improve internal controls over OEH’s accounting for income taxes and generally to strengthen its controls, including the following:

•                  improve policies, procedures and formal communications between the tax department and the financial reporting group relating to tax account reconciliation, analysis and review,

•                  undertake certain year-end tax analysis and reporting activities in periods earlier in the year in order to provide additional analysis and reconciliation time during the financial close period,

•                  continue to improve communications with subsidiary finance and accounting personnel regarding the requirements for tax jurisdiction-specific information, and

•                  enhance the training of tax accounting personnel, particularly with respect to the application of U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

Dated: August 8, 2012

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