Form 10-Q
period 2012-09-30
ORIENT EXPRESS HOTELS LTD
filed 2012-11-05
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-16017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 1, 2012, 102,897,311 Class A common shares and 18,044,478 Class B common shares of Orient-Express Hotels Ltd. were outstanding. All of the Class B shares are owned by a subsidiary of Orient-Express Hotels Ltd.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2012	December 31, 2011
	$’000	$’000
Assets
Cash and cash equivalents	101,536	90,104
Restricted cash	20,057	13,214
Accounts receivable, net of allowances of $662 and $602	47,179	44,599
Due from unconsolidated companies	10,077	10,754
Prepaid expenses and other	20,452	20,089
Inventories	44,674	44,499
Assets of discontinued operations held for sale	18,726	105,173
Real estate assets	29,905	32,021

Total current assets	292,606	360,453

Property, plant and equipment, net of accumulated depreciation of $297,148 and $269,237	1,147,743	1,107,657
Property, plant and equipment of consolidated variable interest entities	184,418	185,788
Investments in unconsolidated companies	65,686	60,012
Goodwill	162,497	161,460
Other intangible assets	18,762	19,465
Other assets	42,218	36,034
	1,913,930	1,930,869

Liabilities and Equity
Working capital loans	1,114	—
Accounts payable	27,793	28,998
Accrued liabilities	102,430	87,617
Deferred revenue	40,778	29,400
Liabilities of discontinued operations held for sale	266	3,262
Current portion of long-term debt and obligations under capital leases	51,023	77,058
Current portion of long-term debt of consolidated variable interest entities	1,795	1,784

Total current liabilities	225,199	228,119

Long-term debt and obligations under capital leases	465,799	466,830
Long-term debt of consolidated variable interest entities	87,397	88,745
Liability for pension benefit	8,977	8,642
Other liabilities	24,214	26,145
Deferred income taxes	91,553	94,036
Deferred income taxes of consolidated variable interest entities	60,499	61,072
Liability for uncertain tax positions	4,833	4,755
	968,471	978,344
Commitments and contingencies (Note 18)

Equity
Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued - 102,893,231 (2011 - 102,625,857)	1,029	1,026
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued - 18,044,478 (2011 - 18,044,478)	181	181

Additional paid-in capital	979,670	975,330
Retained earnings	60,091	46,263
Accumulated other comprehensive loss	(97,659)	(72,289)
Less: Reduction due to class B common shares owned by a subsidiary - 18,044,478	(181)	(181)
Total shareholders’ equity	943,131	950,330
Non-controlling interests	2,328	2,195

Total equity	945,459	952,525

	1,913,930	1,930,869

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

	2012	2011
Three months ended September 30,	$’000	$’000

Revenue	159,975	174,175

Expenses:
Cost of services	72,762	80,650
Selling, general and administrative	50,781	56,813
Depreciation and amortization	10,549	11,184
Impairment of real estate assets and property, plant and equipment	—	40,853
Total expenses	134,092	189,500

Loss on disposal of property, plant and equipment	—	(18)

Earnings/(losses) from operations	25,883	(15,343)

Interest expense, net	(8,938)	(12,703)
Foreign currency, net	(57)	(4,595)
Net finance costs	(8,995)	(17,298)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	16,888	(32,641)

Provision for income taxes	(6,590)	(1,205)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	10,298	(33,846)

Earnings from unconsolidated companies, net of tax provision of $761 and $985	1,759	2,229

Net earnings/(losses) from continuing operations	12,057	(31,617)

Net earnings/(losses) from discontinued operations, net of tax benefit of $426 and $6,206	5,625	(18,450)

Net earnings/(losses)	17,682	(50,067)

Net losses attributable to non-controlling interests	43	146

Net earnings/(losses) attributable to Orient-Express Hotels Ltd	17,725	(49,921)

	$	$
Basic earnings per share:
Net earnings/(losses) from continuing operations	0.12	(0.31)
Net earnings/(losses) from discontinued operations	0.05	(0.18)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd	0.17	(0.49)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	0.11	(0.31)
Net earnings/(losses) from discontinued operations	0.05	(0.18)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd	0.17	(0.49)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Operations (unaudited)

	2012	2011
Nine months ended September 30,	$’000	$’000

Revenue	424,044	434,779

Expenses:
Cost of services	196,019	203,586
Selling, general and administrative	156,000	158,987
Depreciation and amortization	31,593	32,553
Impairment of real estate assets and property, plant and equipment	—	40,853
Total expenses	383,612	435,979

Gain on disposal of property, plant and equipment	—	502

Earnings/(losses) from operations	40,432	(698)

Interest expense, net	(22,556)	(32,830)
Foreign currency, net	(655)	(2,525)
Net finance costs	(23,211)	(35,355)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	17,221	(36,053)

Provision for income taxes	(13,316)	(5,819)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	3,905	(41,872)

Earnings from unconsolidated companies, net of tax provision of $1,748 and $1,422	4,062	3,225

Net earnings/(losses) from continuing operations	7,967	(38,647)

Net earnings/(losses) from discontinued operations, net of tax benefit of $21 and $6,206	5,993	(20,879)

Net earnings/(losses)	13,960	(59,526)

Net earnings attributable to non-controlling interests	(132)	(148)

Net earnngs/(losses) attributable to Orient-Express Hotels Ltd	13,828	(59,674)

	$	$
Basic earnings per share:
Net earnings/(losses) from continuing operations	0.08	(0.38)
Net earnings/(losses) from discontinued operations	0.06	(0.20)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd	0.13	(0.58)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	0.08	(0.38)
Net earnings/(losses) from discontinued operations	0.06	(0.20)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd	0.13	(0.58)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Comprehensive Income (unaudited)

	2012	2011
Three months ended September 30,	$’000	$’000
Net earnings/(losses)	17,682	(50,067)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision of $641 and $Nil	(1,512)	(49,292)
Change in fair value of derivatives, net of tax provision/(benefit) of $469 and $(1,494)	94	(1,342)
Change in pension liability, net of tax (benefit)/provision of $(145) and $Nil	(68)	—

Total comprehensive income/(losses)	16,196	(100,701)

Comprehensive losses attributable to non-controlling interests	44	143

Comprehensive income/(losses) attributable to Orient-Express Hotels Ltd.	16,240	(100,558)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Comprehensive Income (unaudited)

	2012	2011
Nine months ended September 30,	$’000	$’000
Net earnings/(losses)	13,960	(59,526)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision of $222 and $Nil	(23,929)	(25,196)
Change in fair value of derivatives, net of tax provision/(benefit) of $56 and $(643)	(1,002)	2,536
Change in pension liability, net of tax (benefit)/provision of $(145) and $Nil	(438)	—

Total comprehensive losses	(11,409)	(82,186)

Comprehensive earnings attributable to non-controlling interests	(133)	(142)

Comprehensive losses attributable to Orient-Express Hotels Ltd	(11,542)	(82,328)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

	2012	2011
Nine months ended September 30,	$’000	$’000

Cash flows from operating activities:
Net earnings/(losses)	13,960	(59,526)
Less: Net earnings/(losses) from discontinued operations, net of tax	5,993	(20,879)
Net earnings/(losses) from continuing operations	7,967	(38,647)

Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	31,593	32,553
Amortization of finance costs	3,930	5,822
Impairment of real estate assets and property, plant and equipment	—	40,853
Undistributed earnings of unconsolidated companies	(5,810)	(4,647)
Tax on earnings of unconsolidated companies	1,748	1,422
Share-based compensation	4,327	4,796
Change in deferred income tax	(6,224)	(9,792)
Gain from disposal of property, plant and equipment	—	(502)
Increase/(decrease) in provisions for uncertain tax positions	78	(2,471)
Other non-cash items	—	2,155
Effect of exchange rates on net earnings/losses	2,120	(3,787)
Change in assets and liabilities net of effects from acquisition of subsidiaries:
Increase in receivables, prepaid expenses and other	(1,488)	(8,158)
Increase in due from unconsolidated companies	(1,663)	(12,366)
Increase in escrow and prepaid customer deposits	(565)	(538)
Increase in inventories	(210)	(3,006)
Decrease in real estate assets	2,116	11,908
Increase in payables, accrued liabilities, and deferred revenue	21,654	39,559

Net cash provided by operating activities from continuing operations	59,573	55,154
Net cash provided by/(used in) operating activities from discontinued operations	4,721	(2,862)

Net cash provided by operating activities	64,294	52,292

Cash flows from investing activities:
Capital expenditures	(68,003)	(39,731)
Acquisitions and investments	(3,720)	(5,761)
Increase in restricted cash	(6,266)	(6,552)
Release of restricted cash	—	1,558
Proceeds from sale of property, plant and equipment	—	25,492

Net cash used in investing activities from continuing operations	(77,989)	(24,994)
Net cash provided by investing activities from discontinued operations	49,265	19,385

Net cash used in investing activities	(28,724)	(5,609)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Cash Flows (unaudited)

	2012	2011
Nine months ended September 30,	$’000	$’000

Cash flows from financing activities:
Proceeds from working capital loans	1,086	—
Payments on working capital loans	—	(911)
Issuance of common shares	—	—
Issuance costs of common shares	—	(157)
Share options exercised	3	—
Issuance of long-term debt, net of issuance costs	79,954	120,016
Principal payments under long-term debt	(97,560)	(191,949)

Net cash used in financing activities from continuing operations	(16,517)	(73,001)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(16,517)	(73,001)

Effect of exchange rate changes on cash and cash equivalents	(7,621)	(5,146)

Net increase/(decrease) in cash and cash equivalents	11,432	(31,464)

Cash and cash equivalents at beginning of year	90,104	150,117

Cash and cash equivalents at end of period	101,536	118,653

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000
Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	4,340	—	—	—	—	4,340
Share options exercised	—	3	—	—	—	—	—	—	3
Comprehensive income:
Net earnings on common shares	—	—	—	—	13,828	—	—	132	13,960
Other comprehensive loss	—	—	—	—	—	(25,370)	—	1	(25,369)

Balance, September 30, 2012	—	1,029	181	979,670	60,091	(97,659)	(181)	2,328	945,459

Balance, January 1, 2011	—	1,023	181	968,492	134,043	(38,585)	(181)	1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—	—	(157)
Share based compensation	—	—	—	5,056	—	—	—	—	5,056
Share options exercised	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses on common shares	—	—	—	—	(59,674)	—	—	148	(59,526)
Other comprehensive loss	—	—	—	—	—	(22,654)	—	(6)	(22,660)

Balance, September 30, 2011	—	1,026	181	973,391	74,369	(61,239)	(181)	2,064	989,611

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

Escrow and prepaid customer deposits

During 2012, management determined that amounts previously reported within investing activities related to escrow and prepaid customer deposits should be presented in cash flows from operating activities based on the nature of these cash deposits in relation to Company’s business operations.  As a result, the statement of condensed consolidated cash flows for the nine months ended September 30, 2011 has been adjusted to reflect the impact of this change in presentation which resulted in a decrease to cash provided by operating activities and an increase to net cash provided by investing activities of $538,000.  The reclassification of escrow and prepaid deposits from cash flows provided by investing activities to cash flows provided by operating activities from continuing operations has no impact on changes in cash or cash equivalents on the condensed consolidated balance sheets or on the statements of condensed consolidated operations, comprehensive income or total equity for the periods presented.

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

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements. Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and requires retrospective application. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. The Company adopted this guidance as of January 1, 2012, and has presented total comprehensive income in separate statements of condensed consolidated comprehensive income.  There was no other impact on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012.

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements.  The amendments in this update result in a convergence in the fair value measurement and disclosure requirements under U.S. GAAP with those required under International Financial Reporting Standards (“IFRS”).  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  On January 1, 2012 the Company adopted this guidance, the impact of which did not materially affect the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012.

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

(b) Net earnings/(losses) per share

The weighted average number of shares used in computing basic and diluted earnings/(losses) per share was as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	‘000	‘000	‘000	‘000
Basic	102,893	102,604	102,833	102,502
Effect of dilution	2,784	—	2,327	—

Diluted	105,677	102,604	105,160	102,502

For the three and nine months ended September 30, 2012, the share options below were excluded from the calculation of the diluted weighted average number of shares because the exercise prices were greater than the average market prices for the applicable periods. For the three and nine months ended September 30, 2011, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in these periods and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Share options	1,241,150	2,542,300	1,241,150	2,542,300
Share-based awards	—	686,485	—	686,485

	1,241,150	3,228,785	1,241,150	3,228,785

The number of share options and share-based awards unexercised at September 30, 2012 was 4,025,349 (September 30, 2011 - 3,228,785).

2.	Discontinued operations

At September 30, 2012, The Westcliff, Johannesburg, South Africa remained classified as held for sale. At December 31, 2011, Bora Bora Lagoon Resort, French Polynesia and Keswick Hall, Charlottesville, Virginia were classified as held for sale, and at June 30, 2012, The Observatory Hotel, Sydney, Australia was classified as held for sale along with The Westcliff. During the periods presented, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall were sold.

For the three and nine months ended September 30, 2012 and 2011, the results of operations of The Observatory Hotel, The Westcliff, Bora Bora Lagoon Resort and Keswick Hall have been presented as discontinued operations. In addition to these properties, discontinued operations for the three and nine months ended September 30, 2011 include the results of the operations of Hôtel de la Cité, Carcassonne, France, which was sold on August 1, 2011.

(a)          Properties sold: The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité

On August 8, 2012, OEH completed the sale of the property and operations of The Observatory Hotel in Sydney, Australia for a consideration of A$40,000,000 ($42,106,000), of which A$29,350,000 ($30,895,000) was paid in cash and A$10,650,000 ($11,211,000) was settled directly with the lender to repay the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $5,367,000 (including a $12,147,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings from discontinued operations, net of tax.

On June 1, 2012, OEH completed the sale of the shares of Bora Bora Lagoon Resort in French Polynesia for a cash consideration of $3,000,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $690,000 (including a $13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings from discontinued operations, net of tax.

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

On August 1, 2011, OEH completed the sale of the shares of Hôtel de la Cité in Carcassonne, France, for a cash consideration of €9,000,000 ($12,933,000). The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $2,182,000 (including a $3,018,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité:

	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité
	August 8, 2012	June 1, 2012	January 23, 2012	August 1, 2011
	$'000	$'000	$'000	$'000
Property, plant and equipment, net	48,096	15,827	18,590	13,147
Net working capital (deficit)/surplus	(299)	(720)	401	266

Net assets	47,797	15,107	18,991	13,413
Transfer of foreign currency translation gain	(12,147)	(13,074)	—	(3,018)

	35,650	2,033	18,991	10,395
Consideration:
Cash	30,895	3,000	12,000	12,933
Reduction in debt facility on sale of hotel	11,211	—	10,000	—
Less: Working capital adjustment	(447)	—	(430)	—
Less: Costs to sell	(642)	(277)	(513)	(356)

	41,017	2,723	21,057	12,577

Gain on sale	5,367	690	2,066	2,182

(b)           Results of discontinued operations

On July 24, 2012, OEH entered into an agreement to sell The Westcliff hotel.  The sale is expected to complete in the fourth quarter of 2012. OEH will continue to operate The Westcliff for a period of not more than 12 months after completion.  OEH considers the hotel as non-core to the future business, with the sale releasing funds for debt reduction, cash reserves and reinvestment in other OEH properties. The hotel was included in the hotels and restaurants segment. This property has been reclassified as held for sale and its results have been presented as discontinued operations for all periods shown.

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2012 and 2011 (including residual transactions relating to properties disposed of in prior periods which are recorded in “Other”) are as follows:

	Three months ended September 30, 2012
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Other	Total
	$’000	$’000	$’000	$’000	$’000
Revenue	1,204	2,404	—	(15)	3,593

(Losses)/earnings before tax and gain/(loss) on sale	(406)	192	(28)	92	(150)
Gain/(loss) on sale	5,367	—	(18)	—	5,349

Earnings/(losses) before tax	4,961	192	(46)	92	5,199
Tax benefit	426	—	—	—	426

Net earnings/(losses) from discontinued operations	5,387	192	(46)	92	5,625

	Three months ended September 30, 2011
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité	Other	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	3,857	2,356	—	3,470	1,238	—	10,921

(Losses)/earnings before tax and gain on sale	(542)	(183)	(111)	(51)	193	(60)	(754)
Impairment	—	—	(2,150)	(23,934)	—	—	(26,084)
Gain on sale	—	—	—	—	2,182	—	2,182

(Losses)/earnings before tax	(542)	(183)	(2,261)	(23,985)	2,375	(60)	(24,656)
Tax benefit/(provision)	—	—	—	7,001	(795)	—	6,206

Net (losses)/earnings from discontinued operations	(542)	(183)	(2,261)	(16,984)	1,580	(60)	(18,450)

	Nine months ended September 30, 2012
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Total
	$’000	$’000	$’000	$’000	$’000
Revenue	9,188	6,929	—	412	16,529

Losses before tax and gain on sale	(1,034)	(27)	(166)	(925)	(2,152)
Gain on sale	5,367	—	690	2,067	8,124

Earnings/(losses) before tax	4,333	(27)	524	1,142	5,972
Tax benefit/(provision)	426	—	—	(405)	21

Net earnings/(losses) from discontinued operations	4,759	(27)	524	737	5,993

	Nine months ended September 30, 2011
	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité	Other	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Revenue	12,207	6,988	—	10,764	3,782	—	33,741

Losses before tax and gain on sale	(838)	(761)	(286)	(917)	(303)	(78)	(3,183)
Impairment	—	—	(2,150)	(23,934)	—	—	(26,084)
Gain on sale	—	—	—	—	2,182	—	2,182

(Losses)/earnings before tax	(838)	(761)	(2,436)	(24,851)	1,879	(78)	(27,085)
Tax benefit/(provision)	—	—	—	7,001	(795)	—	6,206

Net (losses)/earnings from discontinued operations	(838)	(761)	(2,436)	(17,850)	1,084	(78)	(20,879)

In the three and nine months ended September 30, 2011, OEH identified and recorded a non-cash property, plant and equipment charge of $23,934,000 in respect of Keswick Hall. The carrying value was written down to the hotel's fair value.

Also in the three and nine months ended September 30, 2011, OEH identified and recorded a non-cash property, plant and equipment charge of $2,150,000 in respect of Bora Bora Lagoon Resort. The carrying values of the assets were written down to the fair value to reflect the level of offers received at the time for the purchase of the hotel.

(c)           Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	September 30, 2012		December 31, 2011
	The Westcliff	Total	The Observatory Hotel	The Westcliff	Bora Bora Lagoon Resort	Keswick Hall	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Current assets	87	87	373	87	45	3,260	3,765
Other assets	—	—	—	—	—	4,741	4,741
Property, plant and equipment	18,639	18,639	47,189	19,273	16,427	13,778	96,667

Total assets held for sale	18,726	18,726	47,562	19,360	16,472	21,779	105,173

Current liabilities	(266)	(266)	(1,212)	(269)	(843)	(938)	(3,262)

Total liabilities held for sale	(266)	(266)	(1,212)	(269)	(843)	(938)	(3,262)

3.	Variable interest entities

OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a variable interest entity (“VIE”). In that assessment, OEH’s analysis includes both quantitative and qualitative considerations. OEH bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements. In accordance with the guidance for the consolidation of a VIE, OEH also uses its quantitative and qualitative analysis to determine if OEH is the primary beneficiary of the VIE through the assessment of the powers to direct activities that most significantly impact economic performance of the VIE.

Charleston Place Hotel

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  On evaluating its various variable interests in the hotel, OEH concluded that it is the primary beneficiary of this VIE because OEH is expected to absorb a majority of the entity’s expected losses and residual gains and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011
	$’000	$’000
Current assets	8,141	8,167
Property, plant and equipment	184,418	185,788
Goodwill	40,395	40,395
Other assets	1,963	2,185

Total assets	234,917	236,535

Current liabilities	6,520	6,101
Third-party debt, including $1,795 and $1,784 current portion	89,192	90,529
Other liabilities	14,590	14,139
Deferred income taxes	60,499	61,072

Total liabilities	170,801	171,841

Net assets (before amounts payable to OEH of $91,072 and $92,263)	64,116	64,694

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheet of OEH.

4.	Acquisitions

No acquisitions occurred during the three or nine months ended September 30, 2012 and 2011.

5.	Real estate impairment

Real estate assets include condominiums and marina slips remaining to be sold at Porto Cupecoy on the Dutch side of St. Martin. OEH records impairment charges against the carrying value of real estate assets if the carrying value exceeds the fair value less costs to sell.  During the third quarter of 2011, OEH determined that the fair value less costs to sell of real estate assets was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $36,869,000 (computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s experience with sales of condominiums and marina slips already completed). This impairment charge resulted primarily from changes in the estimates of price and pace of future sales as a result of current market conditions. Additionally as part of an overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1,677,000 were written down to a fair value of $Nil. See Note 7.

The total impairment charge at September 30, 2011 of $38,546,000 relates to the real estate and property development segment, and is reported within impairment of real estate assets, goodwill and property, plant and equipment in the statement of condensed consolidated operations. No corresponding impairment was recorded at September 30, 2012.

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

Summarized financial data for OEH’s unconsolidated companies are as follows:

	September 30, 2012	December 31, 2011
	$’000	$’000
Current assets	78,005	70,536
Property, plant and equipment, net	350,043	344,576
Other assets	5,111	5,536

Total assets	433,159	420,648

Current liabilities	166,416	195,529
Long-term debt	47,940	17,346
Other liabilities	103,145	99,643

Total shareholders’ equity	115,658	108,130

Total liabilities and shareholders’ equity	433,159	420,648

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$’000	$’000	$’000	$’000
Revenue	41,635	38,527	115,498	102,983

Earnings from operations before net finance costs	7,853	9,501	20,049	18,131

Net earnings	3,202	4,244	7,881	5,749

Included in unconsolidated companies are OEH’s hotel and rail joint ventures in Peru, under which OEH and the other 50% participant must contribute equally additional equity needed for the businesses.  If the other participant does not meet this obligation, OEH has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company.  OEH also has rights to purchase the other participant’s interests, which rights are exercisable in limited circumstances such as the other participant’s bankruptcy.

The carrying amounts that relate to OEH’s unconsolidated companies are as follows:

	Investment		Due from unconsolidated company		Guarantees		Shareholder loans		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Peru hotel joint venture	17,279	16,212	166	599	—	—	—	—	17,445	16,811
Peru rail joint venture	39,809	35,001	2,325	4,917	—	—	—	—	42,134	39,918
Hotel Ritz, Madrid	—	—	1,474	2,657	—	—	19,647	15,829	21,121	18,486
Eastern and Oriental Express Ltd.	3,145	3,298	6,112	2,581	—	—	—	—	9,257	5,879
Buzios land joint venture	5,343	5,393	—	—	—	—	—	—	5,343	5,393

	65,576	59,904	10,077	10,754	—	—	19,647	15,829	95,300	86,487

OEH’s maximum exposures to loss as a result of its involvement with its unconsolidated companies are as follows:

	Investment		Due from unconsolidated company		Guarantees		Shareholder loans		Total
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Peru hotel joint venture	17,279	16,212	166	599	—	—	—	—	17,445	16,811
Peru rail joint venture	39,809	35,001	2,325	4,917	7,944	9,052	—	—	50,078	48,970
Hotel Ritz, Madrid	—	—	1,474	2,657	10,121	10,151	19,647	15,829	31,242	28,637
Eastern and Oriental Express Ltd.	3,145	3,298	6,112	2,581	—	3,000	—	—	9,257	8,879
Buzios land joint venture	5,343	5,393	—	—	—	—	—	—	5,343	5,393
	65,576	59,904	10,077	10,754	18,065	22,203	19,647	15,829	113,365	108,690

The maximum exposure to loss for the Peru rail joint venture and Hotel Ritz, Madrid exceeds the carrying amount related to OEH’s unconsolidated companies due to guarantees discussed below, which are not recognized in the consolidated financial statements. As at September 30, 2012, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has guaranteed $7,944,000 and contingently guaranteed $11,429,000 of the debt obligations of the rail joint venture in Peru through 2016. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,453,000, through May 2013. The Company has contingently guaranteed, through 2018, $15,500,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $2,706,000 of its debt obligations. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred.

Long-term debt obligations of the rail joint venture in Peru at September 30, 2012 totaling $7,944,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing.

At September 30, 2012, long-term debt obligations totalling $82,980,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing.  OEH and its joint venture partner have each guaranteed $9,649,000 of the debt obligations, and $472,000 of a working capital loan facility.

7.	Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2012	December 31, 2011
	$’000	$’000
Land and buildings	1,041,874	992,748
Machinery and equipment	189,947	181,467
Fixtures, fittings and office equipment	194,877	184,618
River cruise ship and canal boats	18,193	18,061

	1,444,891	1,376,894
Less: Accumulated depreciation	(297,148)	(269,237)

	1,147,743	1,107,657

The major classes of assets under capital leases included above are as follows:

	September 30, 2012	December 31, 2011
	$’000	$’000
Freehold and leased land and buildings	4,548	4,461
Machinery and equipment	914	828
Fixtures, fittings and office equipment	101	102

	5,563	5,391
Less: Accumulated depreciation	(1,317)	(1,164)

	4,246	4,227

The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2012 was $10,425,000 (2011 - $11,732,000) and $31,225,000 (2011 - $34,613,000), respectively.

No property, plant and equipment impairments were recorded during the three and nine months ended September 30, 2012.

During the three months ended September 30, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $2,308,000 in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico. The carrying value was written down to the hotel's fair value.

As part of the overall impairment charge at Porto Cupecoy during the three months ended September 30, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $1,677,000 in respect of this property development. See Note 5.

As of September 30, 2012, the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $184,418,000 (December 31, 2011 - $185,788,000) is separately disclosed on the condensed consolidated balance sheet. See Note 3.

For the three and nine months ended September 30, 2012, OEH capitalized interest in the amount of $1,003,000 (2011 - $Nil) and $2,905,000 (2011 - $Nil), respectively. For the year ended December 31, 2011, capitalized interest amounted to $863,000. All amounts capitalized were recorded in property, plant and equipment.

New York hotel project

On March 18, 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH's '21' Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC. The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2,000,000 contribution toward fees incurred by OEH. The transaction closed on April 7, 2011, resulting in gross proceeds received by OEH of $25,500,000. This transaction resulted in a gain, net of costs, of $502,000 in the nine months ended September 30, 2011.

8.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	Hotels and restaurants $’000	Trains and cruises $’000	Total $’000
Balance as of January 1, 2012	153,605	7,855	161,460
Foreign currency translation adjustment	939	98	1,037

Balance as at September 30, 2012	154,544	7,953	162,497

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

There were no triggering events in the three and nine months ended September 30, 2012 that would have required OEH to assess the carrying value of goodwill.

9.	Other intangible assets

Other intangible assets consist of the following as of September 30, 2012:

	Favorable lease assets $’000	Internet sites $’000	Trade names $’000	Total $’000
Carrying amount:
Balance as of January 1, 2012	13,460	1,609	7,100	22,169
Foreign currency translation adjustment	(438)	62	—	(376)

Balance as at September 30, 2012	13,022	1,671	7,100	21,793

Accumulated amortization:
Balance as of January 1, 2012	1,972	732	—	2,704
Charge for the year	267	101	—	368
Foreign currency translation adjustment	(70)	29	—	(41)

Balance as at September 30, 2012	2,169	862	—	3,031

Net book value:
As at September 30, 2012	10,853	809	7,100	18,762

As at December 31, 2011	11,488	877	7,100	19,465

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Amortization expense for the three and nine months ended September 30, 2012 was $124,000 (2011 - $236,000) and $368,000 (2011 - $376,000), respectively. Estimated amortization expense for each of the years ending December 31, 2012 to December 31, 2017 is $496,000.

10.	Long-term debt and obligations under capital lease

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	$’000	$’000
Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 20 years, with a weighted average interest rate of 4.17% and 4.32%, respectively	511,736	538,730
Obligations under capital lease	5,086	5,158

	516,822	543,888
Less: Current portion	51,023	77,058

	465,799	466,830

In connection with the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. During the nine months ended September 30, 2012, OEH borrowed $17,458,000 (December 31, 2011 - $Nil) under this facility.  The loan has a maturity of three years, with two one-year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

Also, on September 12, 2012, OEH drew a new loan facility of €35,000,000 ($44,400,000) to refinance €36,844,000 ($46,757,000) of long-term debt maturing in 2013 secured by the two Sicilian hotels.  The loan matures in three years and bears interest at a rate of EURIBOR plus 5% per annum. OEH has entered into interest rate swaps to fix the variable interest rate of the full amount on the loan at 5.59%.

At September 30, 2012, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $2,037,000 outstanding on this loan has been classified as current and OEH expects to rectify this non-compliance in the fourth quarter of 2012. In addition, two unconsolidated joint venture companies were out of compliance with certain financial covenants in their loan facilities. See Note 6.

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2012:

Year ending December 31,	$’000
2013	48,486
2014	155,233
2015	216,129
2016	4,423
2017	13,971
2018 and thereafter	27,557

465,799

The debt of Charleston Center LLC, a consolidated VIE, of $89,192,000 (December 31, 2011 - $90,529,000) is non-recourse to OEH and separately disclosed on the consolidated balance sheet.  See Note 3.

11.	Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2012	December 31, 2011
	$’000	$’000
Interest rate swaps (see note 20)	5,214	7,511
Long-term accrued interest on subordinated debt at Charleston Place Hotel	14,590	14,139
Cash-settled stock appreciation rights plan	98	111
Deferred lease incentive	453	489
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea	3,859	3,895

	24,214	26,145

12.	Income taxes

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$’000	$’000	$’000	$’000

Provision for income taxes	6,590	1,205	13,316	5,819

The Company is incorporated in Bermuda, which does not impose an income tax. OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rates imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year-end. As described in Note 1, OEH forecasts its effective tax rate for the year and that rate is applied to interim results. Other items, however, are computed individually and recognized when the items occur. The significant components of these other items which cause variations in OEH’s customary relationship between income tax expense and pre-tax income for the three and nine months ended September 30, 2012 and 2011 include the following:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$’000	$’000	$’000	$’000

Exchange rate movements on deferred tax	49	(4,207)	(1,278)	(2,867)

Deferred tax on derivatives	—	148	—	191

Changes in uncertain tax positions	76	(790)	(180)	(1,394)

Changes in interest and penalties	18	76	258	(1,076)

Other	322	—	48	—

13.	Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$’000	$’000	$’000	$’000
Service cost	—	—	—	—
Interest cost on projected benefit obligation	288	237	862	831
Expected return on assets	(211)	(225)	(632)	(788)
Net amortization and deferrals	224	136	671	476

Net periodic benefit cost	301	148	901	519

During the three and nine months ended September 30, 2012 and 2011, $512,000 (2011 - $469,000) and $1,484,000 (2011 - $1,401,000), respectively, of contributions were made to OEH’s defined benefit pension plan.  OEH anticipates contributing an additional $471,000 to fund the plan in 2012 for a total of $1,955,000.

14.	Supplemental cash flow information and restricted cash

Interest and income taxes:

	2012	2011
Nine months ended September 30,	$’000	$’000
Cash paid for:
Interest	24,579	33,044

Income taxes	19,441	12,780

Restricted cash:

	September 30, 2012	December 31, 2011
	$’000	$’000
Cash deposits required to be held with banks to support OEH’s payment of interest and principal	15,923	9,606
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	3,011	2,890
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	1,123	718

	20,057	13,214

15.	Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive loss are as follows:

	September 30, 2012	December 31, 2011
	$’000	$’000
Foreign currency translation adjustments, net of tax (benefit) of $(255) and $(477)	(76,541)	(52,611)
Derivative financial instruments, net of tax (benefit) of $(914) and $(970)	(7,442)	(6,440)
Pension liability, net of tax provision of $2,016 and $2,161	(13,676)	(13,238)

	(97,659)	(72,289)

16.	Share-based compensation plans

Equity awards

No awards were issued in the three months ended September 30, 2012 or in the three months ended September 30, 2011.

Under the 2009 Share Award and Incentive Plan, OEH granted on March 9, 2012:

•	share options on 31,700 class A common shares vesting on March 9, 2015 at an exercise price of $9.95 per share,

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

The total fair value of share-based compensation awards issued in the three and nine months ended September 30, 2012 and 2011 was $Nil (2011 - $Nil) and $5,223,000 (2011 - $5,784,000), respectively.

The weighted-average fair value of the share options and share-based awards granted under the 2009 plan on the grant date was $Nil per share (2011 - $Nil) and $5.42 per share (2011 - $6.20) for the three and nine months ended September 30, 2012 and 2011, respectively.

The total compensation related to unvested awards outstanding at September 30, 2012, to be recognized over the period October 1, 2012 to September 30, 2015, was $9,461,000. OEH recognized equity compensation expense of $818,000 in the three months ended September 30, 2012 (2011 - $1,184,000) and $4,400,000 (2011 - $4,796,000) in the nine months ended September 30, 2012.

Liability awards

Previously awarded cash-settled stock appreciation rights have been recorded as other liabilities with a fair value of $98,000 at September 30, 2012 (December 31, 2011 - $111,000). See Note 11.

17.	Fair values of financial instruments

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

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of September 30, 2012 are as follows:

	September 30, 2012		December 31, 2011
	Carrying amount $’000	Fair value $’000	Carrying amount $’000	Fair value $’000

Cash and cash equivalents	101,536	101,536	90,104	90,104

Accounts receivable	47,179	47,179	44,599	44,972

Working capital loans	1,114	1,114	—	—

Accounts payable	27,793	27,793	28,998	28,998

Accrued liabilities	102,430	102,430	87,617	87,617

Long-term debt, including current portion, excluding obligations under capital leases	513,489	517,001	538,730	509,866

Long-term debt, including current portion, held by a consolidated VIE	89,192	90,711	90,529	89,525

18.	Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $20,942,000 at September 30, 2012 (December 31, 2011 - $15,432,000). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development were approximately $194,000 at September 30, 2012 (December 31, 2011 - $499,000).

As part of the consideration for the acquisition in January 2010 of Grand Hotel Timeo and Villa Sant’Andrea, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea. No amounts have been paid to the vendor during the three or nine months ended September 30, 2012.  In the nine months ended September 30, 2011, €1,500,000 ($2,040,000) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea were obtained. See Note 11.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $6,368,000 at September 30, 2012, have not been recognized by OEH because of the uncertainty of collectability.

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

19.	Information concerning financial reporting for segments and operations in different geographical areas

OEH’s segment information has been prepared in accordance with the applicable accounting guidance. OEH has three reporting segments, (i) hotels and restaurants, (ii) tourist trains and cruises, and (iii) real estate and property development, which are grouped into various geographical regions. At September 30, 2012, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, and Southeast Asia, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, a river cruise ship operates in Myanmar and five canal boats in France, and real estate developments are located in the Caribbean and Southeast Asia. Segment performance is evaluated based upon segment net earnings before interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment EBITDA”). Segment information is presented in accordance with the accounting policies described in Note 1. The chief operating decision maker is the Interim Chief Executive Officer.

Financial information regarding these business segments is as follows:

		Three months ended		Nine months ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		$’000	$’000	$’000	$’000
	Revenue:
	Hotels and restaurants
Owned hotels	- Europe	83,560	89,045	170,198	180,409
	- North America	21,659	20,921	80,719	75,948
	- Rest of world	25,890	30,370	98,306	99,655
	Hotel management/part ownership interests	1,395	1,324	4,073	4,082
	Restaurants	2,078	2,518	9,886	9,956
		134,582	144,178	363,182	370,050
	Tourist trains and cruises	23,262	26,122	55,698	57,539
	Real estate	2,131	3,875	5,164	7,190
		159,975	174,175	424,044	434,779

		Three months ended		Nine months ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		$’000	$’000	$’000	$’000
	Depreciation and amortization:
	Hotels and restaurants
Owned hotels	- Europe	4,399	4,659	13,306	13,863
	- North America	2,452	2,260	7,190	6,797
	- Rest of world	2,261	2,684	6,812	7,691
	Restaurants	191	191	596	573
		9,303	9,794	27,904	28,924
	Tourist trains and cruises	1,085	1,057	3,137	2,945
	Total segment depreciation and amortization	10,388	10,851	31,041	31,869

	Unallocated corporate	161	333	552	684
		10,549	11,184	31,593	32,553

	Segment EBITDA:
	Hotels and restaurants
Owned hotels	- Europe	34,517	36,739	53,720	58,698
	- North America	1,813	1,168	15,899	12,231
	- Rest of world	4,240	5,346	23,108	21,214
	Hotel management/part ownership interests	809	1,313	1,701	3,623
	Restaurants	(642)	(1,832)	181	(2,093)
		40,737	42,734	94,609	93,673
	Tourist trains and cruises	8,047	8,951	15,736	14,237
	Real estate	(1,648)	(1,438)	(4,677)	(4,358)
	Impairment	—	(40,853)	—	(40,853)
	Central overheads	(8,184)	(10,321)	(27,833)	(26,699)
	(Loss)/gain on disposal	—	(18)	—	502
		38,952	(945)	77,835	36,502

	Segment EBITDA/net earnings/(losses) reconciliation:
	Segment EBITDA	38,952	(945)	77,835	36,502

	Less:
	Depreciation and amortization	10,549	11,184	31,593	32,553
	Interest expense, net	8,938	12,703	22,556	32,830
	Foreign currency, net	57	4,595	655	2,525
	Provision for income taxes	6,590	1,205	13,316	5,819
	Share of provision for income taxes of unconsolidated companies	761	985	1,748	1,422

	Net earnings/(losses) from continuing operations	12,057	(31,617)	7,967	(38,647)
	Net earnings/(losses) from discontinued operations	5,625	(18,450)	5,993	(20,879)

	Net earnings/(losses)	17,682	(50,067)	13,960	(59,526)

		Three months ended		Nine months ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		$’000	$’000	$’000	$’000

	Earnings from unconsolidated companies, net of tax:
	Hotels and restaurants
	Hotel management/part ownership interests	(106)	280	(596)	293
	Tourist trains and cruises	1,865	1,949	4,658	2,932
		1,759	2,229	4,062	3,225

	Capital expenditure:
	Hotels and restaurants
Owned hotels	- Europe	3,350	2,305	14,439	13,936
	- North America	11,312	4,482	33,327	8,041
	- Rest of world	6,976	5,790	15,178	13,092
	Restaurants	1,020	783	1,478	1,157
		22,658	13,360	64,422	36,226
	Tourist trains and cruises	448	426	2,940	2,997
	Real estate	1	—	32	—
	Total segment capital expenditure	23,107	13,786	67,394	39,223

	Unallocated corporate	72	77	609	508
		23,179	13,863	68,003	39,731

Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$’000	$’000	$’000	$’000
Revenue:
Europe	105,027	113,277	220,700	232,950
North America	25,868	27,314	95,769	93,094
Rest of world	29,080	33,584	107,575	108,735
	159,975	174,175	424,044	434,779

20.	Derivatives and hedging activities

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

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal. During the nine months ended September 30, 2012, interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

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

As of September 30, 2012 and December 31, 2011, OEH had the following outstanding interest rate derivatives stated at their notional amounts that were designated as cash flow hedges of interest rate risk:

	September 30, 2012		December 31, 2011
	’000		’000

Interest Rate Swaps	A$	—	A$	10,800
Interest Rate Swaps		€143,250		€148,332
Interest Rate Swaps		$107,234		$117,765

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments.  The fair values of non-derivative hedging instruments were $43,741,000 at September 30, 2012 (December 31, 2011 - $45,919,000), both being liabilities of OEH.

Economic hedges of interest rate risk

Derivatives not designated in hedging relationships are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of the authoritative guidance. As of September 30, 2012, OEH had interest rate options with a notional amount of €77,250,000 and $54,040,000 (December 31, 2011 - €43,593,750 and $54,880,000).

The table below presents the fair value of OEH’s derivative financial instruments as well as their classification as of September 30, 2012 and December 31, 2011:

	Derivatives Instruments
		Fair value as of	Fair value as of
		September 30, 2012	December 31, 2011
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	—
Interest Rate Swaps	Accrued liabilities	(3,942)	(3,443)
Interest Rate Swaps	Other liabilities	(5,214)	(7,511)

Total		(9,156)	(10,954)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	10	60
Interest Rate Swaps	Accrued liabilities	—	—
Interest Rate Swaps	Other liabilities	—	—

Total		10	60

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of condensed consolidated operations and the statements of condensed consolidated comprehensive income for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$’000	$’000	$’000	$’000

Interest rate swaps designated as hedging instruments:

Beginning accumulated other comprehensive loss	(7,536)	(4,867)	(6,440)	(8,745)

Amount of loss recognized in OCI (effective portion)	(2,563)	(6,801)	(6,072)	(6,036)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	3,126	3,965	5,126	7,929

Deferred tax on OCI movement	(469)	1,494	(56)	643

Change in fair value, net of tax	94	(1,342)	(1,002)	2,536

Ending accumulated other comprehensive loss	(7,442)	(6,209)	(7,442)	(6,209)

Amount of loss recognized in interest expense on derivatives (ineffective portion)	(65)	(203)	(218)	(370)

Derivatives not designated as hedging instruments:

Amount of (loss)/gain recognized in interest expense	(17)	479	(50)	524

At September 30, 2012, the amount recorded in other comprehensive income which is expected to be reclassified to interest expense in the next 12 months is $3,627,454.

Credit-risk-related contingent features

OEH has agreements with each of its derivative counterparties that contain provisions under which, if OEH defaults on any of its indebtedness, OEH could also be declared in default in respect of its derivative obligations.  As of September 30, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $9,156,173.  If OEH breached any of these provisions, it would be required to settle its obligations under the agreements at their termination value of $9,292,196.

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

The following tables summarize the valuation of OEH’s financial liabilities by the fair value hierarchy at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000
Assets at fair value:
Derivative financial instruments	—	10	—	10

Liabilities at fair value:
Derivative financial instruments	—	(9,156)	—	(9,156)

Net liabilities	—	(9,146)	—	(9,146)

	December 31, 2011
	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total $’000
Assets at fair value:
Derivative financial instruments	—	60	—	60

Liabilities at fair value:
Derivative financial instruments	—	(10,954)	—	(10,954)

Net liabilities	—	(10,894)	—	(10,894)

There were no transfers in or out of Level 3 for the three and nine months ended September 30, 2012. The tables below present a reconciliation of the beginning and ending balances of derivatives having fair value measurements based on significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

	Beginning balance at	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at
	July 1, 2011					September 30, 2011
	$’000					$’000

Derivatives at fair value	215	(289)	37	—	37	—

	Beginning balance at	Transfers out of Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, sales, issuances or settlements $’000	Ending balance at
	January 1, 2011					September 30, 2011
	$’000					$’000

Derivatives at fair value	(277)	(1,473)	305	1,140	305	—

The transfers out of Level 3 in 2011 represented new swaps as at December 31, 2010 with a fair value close to zero where the credit valuation adjustment was previously greater than 20% of the fair value.

The amount of total losses for the three and nine months ended September 30, 2012 and 2011 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2011 - $Nil) and $Nil (2011 - $Nil), respectively.

21.	Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., an equity method investee of the Company.  The amount due to OEH from Eastern and Oriental Express Ltd. at September 30, 2012 is $6,112,000 (December 31, 2011 - $2,581,000). In the three and nine months ended September 30, 2012 and 2011, OEH earned management fees of $50,000 (2011 - $40,000) and $232,000 (2011 - $177,000), respectively.

OEH manages under long-term contracts the Hotel Monasterio, Machu Picchu Sanctuary Lodge, Palacio Nazarenas and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocarril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures. See Note 6. In the three and nine months ended September 30, 2012 and 2011, OEH earned management and guarantee fees of $2,206,000 (2011 - $2,103,000) and $5,940,000 (2011 - $5,310,000), respectively. The amount due to OEH from its joint venture Peruvian operations at September 30, 2012 was $2,491,000 (December 31, 2011 - $5,516,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended September 30, 2012 and 2011, OEH earned $247,000 (2011 - $293,000) in management fees, which are recorded in revenue, and $162,000 (2011 - $148,000) in interest income which is recorded in net finance costs.  For the nine months ended September 30, 2012 and 2011, OEH earned $765,000 (2011 - $886,000) in management fees, which are recorded in revenue, and $502,000 (2011 - $398,000) in interest income which is recorded in net finance costs. The amount due to OEH from the Hotel Ritz at September 30, 2012 was $21,121,000  (December 31, 2011 - $18,486,000).

22.	Subsequent events

On October 18, 2012, the Company received an unsolicited letter from The Indian Hotels Company Limited (“IHCL”) and certain other members of the Tata group of companies, and included in IHCL's SEC Schedule 13D/A filing of the same date, with an unsolicited proposal by those parties and a fund controlled by Montezemolo & Partners to acquire all outstanding shares of the Company.  The Board of Directors is evaluating the proposal carefully and expects to respond in due course in accordance with the best interests of the Company and its shareholders.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Form 10-Q quarterly report for the quarter ended September 30, 2012 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s 2011 Form 10-K annual report.

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

Hotels consist of 35 deluxe hotels (excluding The Observatory Hotel which was sold on August 8, 2012, Bora Bora Lagoon Resort which was sold on June 1, 2012, Keswick Hall which was sold on January 23, 2012, and The Westcliff hotel which was classified as held for sale at September 30, 2012 and presented as discontinued operations), 30 of which are wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. The owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 13 in the Rest of the World. One owned hotel, El Encanto in California, is scheduled to re-open in early 2013 after renovation.

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

The hotel held for sale at September 30, 2012 was The Westcliff in Johannesburg, South Africa. The results of this property have been included as discontinued operations for all periods presented. OEH has entered into an agreement to sell The Westcliff and expects to complete the sale in the fourth quarter of 2012.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and exclusive management contracts, and one in which OEH has an equity investment — and a river cruise ship and five canal boats.

OEH’s real estate projects are in St. Martin, French West Indies, and Koh Samui, Thailand.

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

OEH’s operating results for the three months ended September 30, 2012 and 2011, expressed as a percentage of revenue, are as follows:

	2012	2011
Three months ended September 30,	%	%
Revenue
Hotels and restaurants	84	83
Tourist trains and cruises	15	15
Real estate and property development	1	2

	100	100
Expenses
Cost of services	45	46
Selling, general and administrative	32	33
Depreciation and amortization	7	6
Impairment of real estate assets and property, plant and equipment	—	23
Net finance costs	6	10

Earnings/(losses) before income taxes	10	(18)
Provision for income taxes	(4)	(1)
Earnings from unconsolidated companies	1	1

Net earnings/(losses) from continuing operations	7	(18)
Net earnings/(losses) from discontinued operations	4	(11)

Net earnings/(losses)	11	(29)

Segment EBITDA, defined as segment net earnings from continuing operations before interest, foreign currency, tax (including tax on unconsolidated companies), depreciation and amortization (“segment EBITDA”), of OEH’s operations for the three months ended September 30, 2012 and 2011 is analyzed as follows (dollars in millions):

		2012	2011
	Three months ended September 30,	$	$
	Segment EBITDA:
	Hotels and restaurants
Owned hotels:	- Europe	34.5	36.7
	- North America	1.8	1.2
	- Rest of the world	4.2	5.3
	Hotel management and part-ownership interests	0.8	1.3
	Restaurants	(0.6)	(1.8)
		40.7	42.7

	Tourist trains and cruises	8.1	9.0
	Real estate and property development	(1.6)	(1.4)
	Impairment of real estate assets and property, plant and equipment	—	(40.9)
	Central overheads	(8.2)	(10.3)

		39.0	(0.9)

The foregoing segment EBITDA reconciles to net earnings/(losses) as follows (dollars in millions):

	2012	2011
Three months ended September 30,	$	$
Net earnings/(losses)	17.7	(50.1)
Add:
Depreciation and amortization	10.5	11.2
Interest expense, net	8.9	12.7
Foreign currency, net	0.1	4.6
Provision for income taxes	6.6	1.2
Share of provision for income taxes of unconsolidated companies	0.8	1.0
(Earnings)/losses from discontinued operations, net of tax	(5.6)	18.5

	39.0	(0.9)

Operating information for OEH’s owned hotels for the three months ended September 30, 2012 and 2011 is as follows:

Three months ended September 30,	2012	2011
Average Daily Rate (in dollars)
Europe	801	831
North America	317	292
Rest of the world	347	364
Worldwide	529	541

Rooms Available
Europe	87,957	88,412
North America	61,882	62,250
Rest of the world	101,384	100,648
Worldwide	251,223	251,310

Rooms Sold
Europe	60,935	63,648
North America	40,197	39,260
Rest of the world	44,538	49,372
Worldwide	145,670	152,280

Occupancy (percentage)
Europe	69	72
North America	65	63
Rest of the world	44	49
Worldwide	58	61

RevPAR (in dollars)
Europe	555	598
North America	206	184
Rest of the world	153	179
Worldwide	307	328

			Change %
Three months ended September 30,	2012	2011	Dollars	Local currency
Same Store RevPAR (in dollars)
Europe	555	598	(7)%	2%
North America	206	184	12%	12%
Rest of the world	153	179	(15)%	(13)%
Worldwide	307	328	(6)%	—%

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

Overview

The net earnings attributable to OEH for the three months ended September 30, 2012 were $17.7 million ($0.17 per common share) on revenue of $160.0 million, compared with net losses of $49.9 million ($0.49 per common share) on revenue of $174.2 million in the prior year third quarter. OEH’s decreased revenue reflects the continued economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. Revenue has also been adversely impacted by the partial closure of one of the Company's hotels for renovations during the quarter. RevPAR of owned hotels on a same store basis decreased from $328 in the third quarter of 2011 to $307 in the third quarter of 2012, a 6% decrease when measured in U.S. dollars, but flat when measured in local currency. Occupancy decreased from 61% for the third quarter of 2011 to 58% for the third quarter of 2012. Average daily rate decreased to $529 in the third quarter of 2012, compared to $541 for the same period in the prior year.

The net earnings from continuing operations for the three months ended September 30, 2012 were $12.1 million, an increase of $43.7 million compared with net losses of $31.6 million in the three months ended September 30, 2011. There were no impairments recorded in the three months ended September 30, 2012, compared to an impairment charge of $40.9 million in the three months ended September 30, 2011.

Revenue

		2012	2011
	Three months ended September 30,	$’000	$’000
	Hotels and restaurants
Owned hotels	- Europe	83,560	89,045
	- North America	21,659	20,921
	- Rest of the world	25,890	30,370
	Hotel management/part ownership interests	1,395	1,324
	Restaurants	2,078	2,518
		134,582	144,178

	Tourist trains and cruises	23,262	26,122
	Real estate	2,131	3,875

		159,975	174,175

Total revenue decreased by $14.2 million, or 8%, from $174.2 million in the three months ended September 30, 2011 to $160.0 million in the three months ended September 30, 2012.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $5.4 million, or 6%, from $89.0 million for the three months ended September 30, 2011 to $83.6 million for the three months ended September 30, 2012, due to the weakening of the euro and the Russian ruble against the U.S. dollar. Exchange rate movements caused revenue to decrease by $8.1 million in the three months ended September 30, 2012 compared with the same period in 2011. Average daily rate in U.S. dollars decreased from $831 for the three months ended September 30, 2011 to $801 for the three months ended September 30, 2012, but increased by 6% in local currency. Occupancy decreased by three percentage points from 72% in the three months ended September 30, 2011 to 69% in the three months ended September 30, 2012. On a same store basis, RevPAR in local currency increased by 2%, although in U.S. dollars OEH experienced a decrease of 7%.

North America

Revenue increased by $0.8 million, or 4%, from $20.9 million in the three months ended September 30, 2011 to $21.7 million in the three months ended September 30, 2012 led by Maroma Resort and Spa and The Inn at Perry Cabin. Same store RevPAR increased 12% from $184 in the three months ended September 30, 2011 to $206 in the three months ended September 30, 2012. Average daily rate increased from $292 in the three months ended September 30, 2011 to $317 in the three months ended September 30, 2012. Occupancy increased by two percentage points, from 63% in the three months ended September 30, 2011 to 65% in the three months ended September 30, 2012.

Rest of the World

Revenue decreased by $4.5 million, or 15%, from $30.4 million in the three months ended September 30, 2011 to $25.9 million in the three months ended September 30, 2012. Exchange rate movements across the region caused revenue to decrease by $1.0 million compared to the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended September 30, 2012 decreased 15% from $179 in the three months ended September 30, 2011 to $153 for the three months ended September 30, 2012, a 13% decrease when measured in local currency. Average daily rate decreased by 5% from $364 in the three months ended September 30, 2011 to $347 in the three months ended September 30, 2012. Occupancy decreased by five percentage points from 49% in the three months ended September 30, 2011 to 44% in the three months ended September 30, 2012.

Revenue at OEH’s hotels in South America collectively decreased by $4.1 million, or 23%, from $17.7 million in the three months ended September 30, 2011 to $13.6 million in the three months ended September 30, 2012. $4.9 million of this decrease relates to Copacabana Palace, which was partially closed during the three months ended September 30, 2012 for major renovation works. Same store RevPAR in U.S. dollars for the three months ended September 30, 2012 decreased 27% (the same in local currency) from $205 in the three months ended September 30, 2011 to $150 for the three months ended September 30, 2012. Occupancy decreased by nine percentage points from 52% for the three months ended September 30, 2011 to 43% for the three months ended September 30, 2012.

Southern Africa revenue decreased by $1.0 million from $4.9 million in the three months ended September 30, 2011 to $3.9 million in the three months ended September 30, 2012. Exchange rate movements caused revenue to decrease by $0.6 million in the three months ended September 30, 2012 compared with the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended September 30, 2012 decreased 17% (a 6% decrease in local currency) from $133 in the three months ended September 30, 2011 to $111 for the three months ended September 30, 2012. Occupancy decreased by five percentage points from 32% for the three months ended September 30, 2011 to 27% for the three months ended September 30, 2012.

Revenue for the Asian properties increased by $0.7 million, or 9%, from $7.7 million in the three months ended September 30, 2011 to $8.4 million in the three months ended September 30, 2012, with revenue growth of $0.5 million coming from The Governor’s Residence due to the recent surge in tourism in Myanmar. Exchange rate movements caused revenue to decrease by $0.4 million in the three months ended September 30, 2012 compared with the same period in 2011. Same store RevPAR in U.S. dollars for the three months ended September 30, 2012 increased $21, or 12% (the same in local currency) from $176 in the three months ended September 30, 2011 to $197 for the three months ended September 30, 2012. Occupancy increased by two percentage points from 60% in the three months ended September 30, 2011 to 62% in the three months ended September 30, 2012.

Hotel Management and Part-Ownership Interests: Revenue increased by $0.1 million from $1.3 million in the three months ended September 30, 2011 to $1.4 million in the three months ended September 30, 2012.

Restaurants: Revenue decreased by $0.4 million, or 16%, from $2.5 million in the three months ended September 30, 2011 to $2.1 million in the three months ended September 30, 2012, as the summer closure was one week longer in 2012 than in 2011.

Trains and Cruises: Revenue decreased by $2.8 million, or 11%, from $26.1 million in the three months ended September 30, 2011 to $23.3 million in the three months ended September 30, 2012. U.K.-based trains contributed $1.9 million of this decrease as passenger numbers were impacted by the Olympic Games, which diverted attention and kept visitors away from other London attractions, and a weak economic climate affected charter business. Exchange rate movements caused revenue to decrease by $0.4 million in the three months ended September 30, 2012 compared with the same period in 2011.

Real Estate: Two condominiums were delivered at Porto Cupecoy generating revenue of $1.5 million for the three months ended September 30, 2012, compared with six condominiums delivered in the prior year comparative period generating revenues of $3.9 million. Sales contracts were signed on a further four units in the three months ended September 30, 2012, bringing cumulative sales to 122, or 66% of the total number of units, of which 115 have been transferred to customers. In addition, revenue of $0.7 million was generated from the sale of the final two units at Keswick estate which did not form part of the sale of the hotel property in early 2012.

Cost of services

Cost of services decreased by $7.9 million from $80.7 million in the three months ended September 30, 2011 to $72.8 million in the three months ended September 30, 2012. Cost of services was 45% of revenue in the three months ended September 30, 2012 compared to 46% of revenue in the three months ended September 30, 2011. Exchange rate movements caused cost of services to decrease by $4.0 million in the three months ended September 30, 2012 compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $6.0 million from $56.8 million in the three months ended September 30, 2011 to $50.8 million in the three months ended September 30, 2012.  Exchange rate movements caused these expenses to decrease by $2.0 million in the three months ended September 30, 2012 compared with the same period in 2011. Selling, general and administrative expenses were 32% of revenue in the three months ended September 30, 2012 and 33% of revenue in the three months ended September 30, 2011.

Depreciation and amortization

Depreciation and amortization decreased by $0.7 million from $11.2 million in the three months ended September 30, 2011 to $10.5 million in the three months ended September 30, 2012. Exchange rate movements caused depreciation and amortization to decrease by $0.7 million compared to the same period in 2011.

Segment EBITDA

		2012	2011
	Three months ended September 30,	$’000	$’000
	Hotels and restaurants
Owned hotels	- Europe	34,517	36,739
	- North America	1,813	1,168
	- Rest of the world	4,240	5,346
	Hotel management/part ownership interests	809	1,313
	Restaurants	(642)	(1,832)
		40,737	42,734

	Tourist trains and cruises	8,047	8,951
	Real estate	(1,648)	(1,438)
	Loss on disposal of property, plant and equipment	—	(18)
	Impairment of real estate assets and property, plant and equipment	—	(40,853)
	Central overheads	(8,184)	(10,321)

		38,952	(945)

The European hotels collectively reported segment EBITDA of $34.5 million for the three months ended September 30, 2012 compared to $36.7 million in the same period in 2011. This $2.2 million decrease in segment EBITDA results mainly from the weakening of the euro, the British pound and the Russian ruble against the U.S. dollar, which has resulted in a decrease to segment EBITDA of $3.3 million. As a percentage of European hotels revenue, the European segment EBITDA margin remained flat at 41% for the three months ended September 30, 2012 and 2011.

Segment EBITDA in the North American hotels region increased by 50% from $1.2 million in the three months ended September 30, 2011, to $1.8 million in the three months ended September 30, 2012. This segment EBITDA growth is mainly from Charleston Place Hotel which contributed $0.6 million, due primarily to increases in average daily rate. Maroma Resort and Spa and The Inn at Perry Cabin also showed segment EBITDA improvements, partly offset by pre-opening expenses at El Encanto. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 6% in 2011 to 8% in 2012.

Segment EBITDA in the Rest of the World hotels region decreased by 21% from $5.3 million in the three months ended September 30, 2011, to $4.2 million in the three months ended September 30, 2012. This decrease is attributable to the partial closure of the Copacabana Palace due to renovation works carried out during the three months ended September 30, 2012. As a percentage of Rest of the World hotels revenue, the segment EBITDA margin for the three months ended September 30, 2012 decreased to 16% from 18% for the three months ended September 30, 2011.

Central overheads decreased by $2.1 million, or 20%, from $10.3 million in the three months ended September 30, 2011 to $8.2 million in the three months ended September 30, 2012. The variance includes decreases in compensation costs of $0.8 million and legal and professional fees of $0.9 million. As a percentage of revenue, central overheads decreased from 6% in the three months ended September 30, 2011 to 5% in the three months ended September 30, 2012.

Impairment of real estate assets and property, plant and equipment

In the three months ended September 30, 2011, OEH identified a non-cash real estate asset impairment charge of $36.9 million in respect of its Porto Cupecoy development project. OEH determined that the fair value of real estate assets was less than the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH's recent experience with sales of condominiums and marina slips already completed. This impairment charge resulted primarily from changes in estimates of the price and pace of future sales as a result of current market conditions. Additionally as part of an overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1.7 million was written down to a fair value of $Nil. See Note 5 to the Financial Statements.

Also during the three months ended September 30, 2011, OEH identified non-cash property, plant and equipment impairment charges of $2.3 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico. The carrying values were written down to the hotel's fair value based on management's best estimate. See Note 7 to the Financial Statements.

There were no impairments in the three months ended September 30, 2012.

Earnings from operations before net finance costs

Earnings from operations increased by $41.2 million from a loss of $15.3 million in the three months ended September 30, 2011 to earnings of $25.9 million in the three months ended September 30, 2012, due to the factors described above.

Net finance costs

Net finance costs were $17.3 million for the three months ended September 30, 2011 and $9.0 million for the three months ended September 30, 2012. The three months ended September 30, 2011 included a foreign exchange loss of $4.6 million compared to a foreign exchange loss of $0.1 million in the three months ended September 30, 2012. Net interest expense decreased by $3.8 million, or 30%, from $12.7 million in the three months ended September 30, 2011 to $8.9 million in the three months ended September 30, 2012. Net interest expense for the three months ended September 30, 2011 included swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy, compared with $1.8 million of similar costs related to the Sicilian properties for the three months ended September 30, 2012. Additionally, $1.0 million of interest was capitalized at El Encanto in the three months ended September 30, 2012, compared with $Nil in the prior year comparative period. The remaining reduction in interest expense was due to lower interest rates and a reduction of debt over the last 12 months.

Provision for income taxes

The provision for income taxes increased by $5.4 million, from a charge of $1.2 million in the three months ended September 30, 2011 to a charge of $6.6 million in the three months ended September 30, 2012.  The provision for income taxes for the three months ended September 30, 2012 includes a deferred tax benefit of $Nil arising from fixed asset timing differences following movements in exchange rates compared to a $4.2 million tax benefit in the three months ended September 30, 2011.

Earnings from unconsolidated companies

Earnings from unconsolidated companies, net of tax, decreased by $0.4 million from $2.2 million in the three months ended September 30, 2011 to $1.8 million in the three months ended September 30, 2012, due mainly to increased losses from the Hotel Ritz joint venture in Madrid, Spain. The tax provision associated with earnings from unconsolidated companies was $1.0 million for the three months ended September 30, 2011 and $0.8 million for the three months ended September 30, 2012.

Earnings from discontinued operations

The earnings from discontinued operations for the three months ended September 30, 2012 were $5.6 million compared with losses of $18.5 million for the three months ended September 30, 2011.  Earnings from discontinued operations for the three months ended September 30, 2012 include a gain of $5.4 million on the disposal of The Observatory Hotel, which was sold on August 8, 2012. Earnings from The Westcliff for the three months ended September 30, 2012 were $0.2 million.

The results of discontinued operations for the three months ended September 30, 2011 include net earnings of $1.6 million from Hôtel de la Cité, which was sold in August 2011, offset by losses of $17.0 million from Keswick Hall, which was sold in January 2012, $2.3 million from Bora Bora Lagoon Resort, which was sold in June 2012, $0.5 million from The Observatory Hotel and $0.2 million from The Westcliff. The losses from Keswick Hall and Bora Bora Lagoon Resort include an impairment charge of $23.9 million and $2.2 million, respectively, as the carrying value of the assets was written down to each hotel's fair value.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

OEH’s operating results for the nine months ended September 30, 2012 and 2011, expressed as a percentage of revenue, are as follows:

	2012	2011
Nine months ended September 30,	%	%
Revenue
Hotels and restaurants	86	85
Tourist trains and cruises	13	13
Real estate and property development	1	2

	100	100
Expenses
Cost of services	46	47
Selling, general and administrative	37	37
Depreciation and amortization	7	7
Impairment of real estate assets and property, plant and equipment	—	9
Net finance costs	5	8

Earnings/(losses) before income taxes	5	(8)
Provision for income taxes	(3)	(1)
Earnings from unconsolidated companies	1	1

Net earnings/(losses) from continuing operations	3	(8)
Earnings/(losses) from discontinued operations	1	(5)

Net earnings/(losses)	4	(13)

Segment EBITDA of OEH’s operations for the nine months ended September 30, 2012 and 2011 is analyzed as follows (dollars in millions):

		2012	2011
	Nine months ended September 30,	$	$
	Segment EBITDA:
	Hotels and restaurants
Owned hotels:	- Europe	53.7	58.7
	- North America	16.0	12.3
	- Rest of the world	23.1	21.2
	Hotel management and part-ownership interests	1.7	3.6
	Restaurants	0.2	(2.1)
		94.7	93.7

	Tourist trains and cruises	15.7	14.3
	Real estate and property development	(4.7)	(4.4)
	Gain on disposal of property, plant and equipment	—	0.5
	Impairment of real estate assets and property, plant and equipment	—	(40.9)
	Central overheads	(27.8)	(26.7)

		77.9	36.5

The foregoing segment EBITDA reconciles to net earnings/(losses) as follows (dollars in millions):

	2012	2011
Nine months ended September 30,	$	$
Net earnings/(losses)	14.0	(59.5)
Add:
Depreciation and amortization	31.6	32.6
Interest expense, net	22.6	32.8
Foreign currency, net	0.7	2.5
Provision for income taxes	13.3	5.8
Share of provision for income taxes of unconsolidated companies	1.7	1.4
(Earnings)/losses from discontinued operations, net of tax	(6.0)	20.9

	77.9	36.5

Operating information for OEH’s owned hotels for the nine months ended September 30, 2012 and 2011 is as follows:

Nine months ended September 30,	2012	2011
Average Daily Rate (in dollars)
Europe	743	765
North America	376	348
Rest of the world	366	356
Worldwide	486	483

Rooms Available
Europe	223,163	222,244
North America	189,464	189,855
Rest of the world	301,870	298,863
Worldwide	714,497	710,962

Rooms Sold
Europe	128,728	132,135
North America	126,724	124,979
Rest of the world	160,775	160,783
Worldwide	416,227	417,897

Occupancy (percentage)
Europe	58	59
North America	67	66
Rest of the world	53	54
Worldwide	58	59

RevPAR (in dollars)
Europe	429	455
North America	252	229
Rest of the world	195	192
Worldwide	283	284

			Change %
Nine months ended September 30,	2012	2011	Dollars	Local currency
Same Store RevPAR (in dollars)
Europe	429	455	(6)%	2%
North America	252	229	10%	10%
Rest of the world	195	192	2%	3%
Worldwide	283	284	—%	4%

There were no properties excluded from the same store RevPAR data.

Overview

The net earnings attributable to OEH for the nine months ended September 30, 2012 were $13.8 million ($0.13 per common share) on revenue of $424.0 million, compared with net losses of $59.7 million ($0.58 net loss per common share) on revenue of $434.8 million for the same period in the prior year. OEH’s decreased revenue reflects the continued economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. Revenue has also been affected by the partial closure of one of the Company's hotels for renovations during the third quarter of 2012. RevPAR of owned hotels on a same store basis decreased from $284 in the nine months ended September 30, 2011 to $283 in the nine months ended September 30, 2012, flat when measured in U.S. dollars but a 4% increase when measured in local currency. Occupancy decreased by one percentage point, from 59% in the first nine months of 2011 to 58% in the first nine months of 2012. Average daily rate increased to $486 in the first nine months of 2012, compared to $483 for the same period in the prior year.

The net earnings from continuing operations for the nine months ended September 30, 2012 were $8.0 million, an increase of $46.6 million compared with net losses of $38.6 million in the nine months ended September 30, 2011. There were no impairments recorded in continuing operations for the nine months ended September 30, 2012, compared to an impairment charge of $40.9 million in the nine months ended September 30, 2011.

Revenue

		2012	2011
	Nine months ended September 30,	$’000	$’000
	Hotels and restaurants
Owned hotels	- Europe	170,198	180,409
	- North America	80,719	75,948
	- Rest of the world	98,306	99,655
	Hotel management/part ownership interests	4,073	4,082
	Restaurants	9,886	9,956
		363,182	370,050

	Tourist trains and cruises	55,698	57,539
	Real estate	5,164	7,190

		424,044	434,779

Total revenue decreased by $10.8 million, or 2%, from $434.8 million in the nine months ended September 30, 2011 to $424.0 million in the nine months ended September 30, 2012.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Revenue decreased by $10.2 million, or 6%, from $180.4 million for the nine months ended September 30, 2011 to $170.2 million for the nine months ended September 30, 2012, mainly due to the weakening of European currencies against the U.S. dollar. Exchange rate movements caused revenue to decrease by $14.4 million in the nine months ended September 30, 2012 compared with the same period in 2011. Average daily rate decreased from $765 for the nine months ended September 30, 2011 to $743 for the nine months ended September 30, 2012. Occupancy decreased by one percentage point from 59% in the nine months ended September 30, 2011 to 58% in the nine months ended September 30, 2012. On a same store basis, RevPAR in local currency increased by 2%, although it decreased by 6% in U.S. dollars.

North America

Revenue increased by $4.8 million, or 6%, from $75.9 million in the nine months ended September 30, 2011 to $80.7 million in the nine months ended September 30, 2012, generated by revenue growth at the majority of properties led by Charleston Place Hotel, where revenue grew by $2.5 million. Same store RevPAR increased by 10% from $229 in the nine months ended September 30, 2011 to $252 in the nine months ended September 30, 2012. Average daily rate increased from $348 in the nine months ended September 30, 2011 to $376 in the nine months ended September 30, 2012. Occupancy increased by one percentage point, from 66% in the nine months ended September 30, 2011 to 67% in the nine months ended September 30, 2012.

Rest of the World

Revenue decreased by $1.4 million, or 1%, from $99.7 million in the nine months ended September 30, 2011 to $98.3 million in the nine months ended September 30, 2012.  Exchange rate movements across the region caused revenue to decrease by $2.7 million compared to the same period in 2011. Same store RevPAR in U.S. dollars for the nine months ended September 30, 2012 increased 2% from $192 in the nine months ended September 30, 2011 to $195 for the nine months ended September 30, 2012, an increase of 3% when measured in local currency. Average daily rate increased by 3% from $356 in the nine months ended September 30, 2011 to $366 in the nine months ended September 30, 2012. Occupancy decreased by one percentage point from 54% in the nine months ended September 30, 2011 to 53% in the nine months ended September 30, 2012.

Revenue at OEH’s hotels in South America collectively decreased by $2.8 million, or 4%, from $63.8 million in the nine months ended September 30, 2011 to $61.0 million in the nine months ended September 30, 2012, due to Copacabana Palace which was partially closed for renovations during the third quarter of 2012 and was responsible for $5.5 million of the revenue decrease. This was offset by a $2.1 million increase at Hotel das Cataratas. Same store RevPAR for the nine months ended September 30, 2012 decreased 1% from $248 in the nine months ended September 30, 2011 to $245 for the nine months ended September 30, 2012. Occupancy remained flat at 59% for the nine months ended September 30, 2012 and 2011.

Southern Africa revenue decreased by $1.1 million from $15.3 million in the nine months ended September 30, 2011 to $14.2 million in the nine months ended September 30, 2012. Exchange rate movements caused revenue to decrease by $1.9 million in the nine months ended September 30, 2012 compared with the same period in 2011. Same store RevPAR for the nine months ended September 30, 2012 decreased by 1% in U.S. dollars, but increased by 10% in local currency.

Revenue for the Asian properties increased by $2.7 million, or 13%, from $20.5 million in the nine months ended September 30, 2011 to $23.2 million in the nine months ended September 30, 2012, with revenue growth coming principally from Napasai and The Governor’s Residence, which together contributed $2.2 million of growth. Exchange rate movements caused revenue to decrease by $0.7 million in the nine months ended September 30, 2012 compared with the same period in 2011. Same store RevPAR in U.S. dollars for the nine months ended September 30, 2012 increased $22, or 14%, from $157 in the nine months ended September 30, 2011 to $179 for the nine months ended September 30, 2012. Occupancy increased by one percentage point from 59% in the nine months ended September 30, 2011 to 60% in the nine months ended September 30, 2012.

Hotel Management and Part-Ownership Interests: Revenue was flat at $4.1 million in the nine months ended September 30, 2012 and 2011.

Restaurants: Revenue decreased by $0.1 million, or 1%, from $10.0 million in the nine months ended September 30, 2011 to $9.9 million in the nine months ended September 30, 2012.

Trains and Cruises: Revenue decreased by $1.8 million, or 3%, from $57.5 million in the nine months ended September 30, 2011 to $55.7 million in the nine months ended September 30, 2012. Growth of $1.0 million from the Venice Simplon-Orient-Express was offset by a $2.3 million decrease in revenue from U.K.-based trains as passenger numbers were impacted by the Olympic Games, which diverted attention and kept visitors away from other London attractions, and a weak economic climate affected charter business. Exchange rate movements caused revenue to decrease by $1.1 million in the nine months ended September 30, 2012 compared with the same period in 2011.

Real Estate: Five condominiums were delivered at Porto Cupecoy generating revenue of $4.5 million for the nine months ended September 30, 2012. Sales contracts were signed on a further 11 units in the nine months ended September 30, 2012. In addition, revenue of $0.7 million was generated from the sale of the final two units at Keswick estate which did not form part of the sale of the hotel property.

Cost of services

Cost of services decreased by $7.6 million from $203.6 million in the nine months ended September 30, 2011 to $196.0 million in the nine months ended September 30, 2012. Cost of services was 46% of revenue in the nine months ended September 30, 2012 compared to 47% in the nine months ended September 30, 2011. Exchange rate movements caused cost of services to decrease by $8.2 million in the nine months ended September 30, 2012 compared with the same period in 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $3.0 million from $159.0 million in the nine months ended September 30, 2011 to $156.0 million in the nine months ended September 30, 2012. Exchange rate movements caused these expenses to decrease by $4.9 million in the nine months ended September 30, 2012 compared with the same period in 2011. Selling, general and administrative expenses were 37% of revenue in the nine months ended September 30, 2012 and 2011.

Depreciation and amortization

Depreciation and amortization decreased by $1.0 million from $32.6 million in the nine months ended September 30, 2011 to $31.6 million for the nine months ended September 30, 2012. Exchange rate movements caused depreciation and amortization to decrease by $1.6 million compared to the same period in 2011.

Segment EBITDA

		2012	2011
	Nine months ended September 30,	$’000	$’000
	Hotels and restaurants
Owned hotels	- Europe	53,720	58,698
	- North America	15,899	12,231
	- Rest of the world	23,108	21,214
	Hotel management/part ownership interests	1,701	3,623
	Restaurants	181	(2,093)
		94,609	93,673

	Tourist trains and cruises	15,736	14,237
	Real estate	(4,677)	(4,358)
	Gain on disposal of property, plant and equipment	—	502
	Impairment of real assets and property, plant and equipment	—	(40,853)
	Central overheads	(27,833)	(26,699)

		77,835	36,502

The European hotels collectively reported segment EBITDA of $53.7 million for the nine months ended September 30, 2012 compared to $58.7 million in the same period in 2011. This decrease in segment EBITDA results mainly from the weakening of

European currencies against the U.S. dollar, which has resulted in a decrease to segment EBITDA of $4.8 million. As a percentage of European hotels revenue, the European segment EBITDA margin decreased slightly from 33% for the nine months ended September 30, 2011 to 32% for the nine months ended September 30, 2012.

Segment EBITDA in the North American hotels region increased by 30%, from $12.2 million in the nine months ended September 30, 2011 to $15.9 million in the nine months ended September 30, 2012. With the exception of El Encanto which is still under construction, there was segment EBITDA growth across all properties due primarily to increases in average daily rate. As a percentage of North American hotels revenue, the North American segment EBITDA margin increased from 16% in 2011 to 20% in 2012.

Segment EBITDA in the Rest of the World hotels region increased by 9%, from $21.2 million in the nine months ended September 30, 2011 to $23.1 million in the nine months ended September 30, 2012.  Growth was $4.0 million across all the properties excluding Copacabana Palace, where EBITDA decreased by $2.2 million due to partial closure of the hotel for renovations during the current period. As a percentage of Rest of the World hotels revenue, the segment EBITDA margin for the nine months ended September 30, 2012 increased to 24%, compared to 21% for the same period in 2011.

Central overheads increased by $1.1 million, or 4%, from $26.7 million in the nine months ended September 30, 2011 to $27.8 million in the nine months ended September 30, 2012. The variance includes compensation cost increases of $0.2 million, receivable write-offs of $0.5 million and premises costs of $0.2 million. As a percentage of revenue, central overheads increased from 6% in the nine months ended September 30, 2011 to 7% in the nine months ended September 30, 2012.

Impairment of real estate assets and property, plant and equipment

In the nine months ended September 30, 2011, OEH identified a non-cash real estate asset impairment charge of $36.9 million in respect of its Porto Cupecoy development project. OEH determined that the fair value of real estate assets was less than the carrying value. The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH's recent experience with sales of condominiums and marina slips already completed. This impairment charge resulted primarily from changes in estimates of the price and pace of future sales as a result of current market conditions. Additionally as part of an overall impairment calculation, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1.7 million was written down to a fair value of $Nil. See Note 5 to the Financial Statements.

During the nine months ended September 30, 2011, OEH identified non-cash property, plant and equipment impairment charges of $2.3 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico. The carrying values were written down to the hotel's fair value based on management's best estimate. See Note 7 to the Financial Statements.

There were no impairments in the nine months ended September 30, 2012.

Earnings from operations before net finance costs

Earnings from operations increased by $41.1 million from a loss of $0.7 million in the nine months ended September 30, 2011 to earnings of $40.4 million in the nine months ended September 30, 2012, due to the factors described above.

Net finance costs

Net finance costs were $35.4 million for the nine months ended September 30, 2011 and $23.2 million for the nine months ended September 30, 2012. The nine months ended September 30, 2011 included a foreign exchange loss of $2.5 million compared to a foreign exchange loss of $0.7 million in the nine months ended September 30, 2012. Net interest expense decreased by $10.2 million, or 31%, from $32.8 million in the nine months ended September 30, 2011 to $22.6 million in the nine months ended September 30, 2012. Net interest expense for the nine months ended September 30, 2011 included swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy, compared with $1.8 million of similar costs related to the Sicilian properties for the nine months ended September 30, 2012. Additionally, $2.9 million of interest was capitalized at El Encanto in the nine months ended September 30, 2012, compared with $Nil in the prior year comparative period. The remaining reduction in interest expense was due to lower interest rates and a reduction of debt over the last 12 months.

Provision for income taxes

The provision for income taxes increased by $7.5 million, from a charge of $5.8 million in the nine months ended September 30, 2011 to a charge of $13.3 million in the nine months ended September 30, 2012.  The provision for income taxes for the nine months ended September 30, 2012 includes a deferred tax benefit of $1.3 million arising from fixed asset timing differences following movements in exchange rates compared to a $2.9 million tax benefit in the nine months ended September 30, 2011. The provision for the nine months ended September 30, 2012 also includes a tax charge of $0.1 million in respect of changes in uncertain tax positions including interest and penalties compared to a $2.5 million tax benefit in the nine months ended September 30, 2011.

Earnings from unconsolidated companies

Earnings from unconsolidated companies, net of tax, increased by $0.9 million from $3.2 million in the nine months ended September 30, 2011 to $4.1 million in the nine months ended September 30, 2012, driven mainly by increases in earnings from the rail joint venture in Peru. The tax provision associated with earnings from unconsolidated companies was $1.4 million in the nine months ended September 30, 2011 and $1.7 million for the nine months ended September 30, 2012.

Earnings from discontinued operations

The earnings from discontinued operations for the nine months ended September 30, 2012 were $6.0 million compared with losses of $20.9 million for the nine months ended September 30, 2011. Earnings from discontinued operations for the nine months ended September 30, 2012 include a gain of $5.4 million on the disposal of The Observatory Hotel, which was sold on August 8, 2012, a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold on June 1, 2012, and a gain of $2.1 million on the disposal of Keswick Hall, which was sold on January 23, 2012. Earnings from The Westcliff for the nine months ended September 30, 2012 were $Nil.

The results of discontinued operations for the nine months ended September 30, 2011 include net earnings of $1.1 million from Hôtel de la Cité, which was sold in August 2011, offset by losses of $17.9 million from Keswick Hall, $2.4 million from Bora Bora Lagoon Resort, $0.8 million from The Observatory Hotel and $0.8 million from The Westcliff. The losses from Keswick Hall and Bora Bora Lagoon Resort include an impairment charge of $23.9 million and $2.2 million, respectively, as the carrying value of the assets was written down to each hotel's fair value.

Liquidity and Capital Resources

Working Capital

OEH had cash and cash equivalents of $101.5 million at September 30, 2012, $11.4 million more than the $90.1 million at December 31, 2011. In addition, OEH had restricted cash of $20.1 million (December 31, 2011 - $13.2 million).  At September 30, 2012, there were undrawn amounts available to OEH under committed short-term lines of credit of $3.3 million (December 31, 2011 - $4.4 million) and undrawn amounts available to OEH under secured revolving credit facilities of $Nil (December 31, 2011 - $Nil), bringing total cash availability at September 30, 2012 to $104.8 million, excluding the restricted cash of $20.1 million.

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $67.4 million at September 30, 2012, a decrease from $132.3 million at December 31, 2011.  The main factors that contributed to the decrease in working capital were increases in accrued liabilities and deferred revenues, as well as a decrease in discontinued operations assets held for sale.

Cash Flow

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $64.3 million compared to $52.3 million for the nine months ended September 30, 2011.

Earnings from continuing operations of $8.0 million were recorded for the nine months ended September 30, 2012, while losses from continuing operations of $38.6 million were recorded for the nine months ended September 30, 2011.

Expenses for the nine months ended September 30, 2011 were adversely affected by an impairment charge of $40.9 million related to the Porto Cupecoy development and Casa Sierra Nevada along with higher interest expense. The interest expense was $3.5 million higher in the nine months ended September 30, 2011 due to swap and loan termination costs related to loan facilities in Brazil and Italy. Further, the interest expense has been reduced by $2.9 million in the nine months ended September 30, 2012 due to the capitalization of interest which was begun in in the fourth quarter of 2011 related to the El Encanto property.

Investing Activities. Cash used in investing activities increased by $23.1 million to $28.7 million for the nine months ended September 30, 2012, compared to $5.6 million for the nine months ended September 30, 2011. Proceeds from sale of property, plant and equipment in the nine months ended September 30, 2011 were the result of the assignment of the New York hotel development project for gross proceeds of $25.5 million.

Capital expenditure of $68.0 million during the nine months ended September 30, 2012 included capital expenditure of $28.9 million at El Encanto, $7.3 million at Copacabana Palace, $3.9 million at Hotel Splendido, $3.6 million at the Sicilian hotels and $2.9 million at La Samanna.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2012 was $16.5 million compared to $73.0 million for the nine months ended September 30, 2011, a decrease of $56.5 million.

During the nine months ended September 30, 2011 €30.0 million ($43.5 million) of debt secured on La Residencia, maturing in September 2011, was refinanced with a €18.0 million ($26.1 million) facility maturing in 2014. In addition, an $88 million loan secured by the Brazilian properties was refinanced with a $115.0 million loan which includes a $15.0 million capital expenditure facility to assist with the planned refurbishment of the main building of the Copacabana Palace. The remaining debt payments were scheduled repayments on existing debt.

During the nine months ended September 30, 2012 the €36.8 million ($46.8 million) of debt secured on the Sicilian hotels was refinanced with a €35.0 million ($44.4 million) facility maturing in 2015. In addition, $3.1 million of debt secured on the Miraflores Park Hotel was refinanced with a $10.1 million facility with tranches maturing in 2014 and 2022. There was a draw of $8.0 million of the $15.0 million capital expenditure facility for Brazil, a draw of $17.5 million on the El Encanto debt and a repayment of $11.2 million for the Observatory Hotel.

Capital Commitments

There were $20.9 million of capital commitments outstanding as of September 30, 2012 (December 31, 2011- $15.4 million). Additionally, outstanding contracts for project-related costs on the Porto Cupecoy development amounted to $0.2 million at September 30, 2012 (December 31, 2011 - $0.5 million).

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

Indebtedness

At September 30, 2012, OEH had $516.8 million (December 31, 2011 - $543.9 million) of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities, largely collateralized by OEH assets with a number of commercial bank lenders which is repayable over periods of 1 to 20 years with a weighted average interest rate of 4.17%.  See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable entities at September 30, 2012 comprised $89.2 million (December 31, 2011 - $90.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 49% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At September 30, 2012, 49% of borrowings of OEH were in floating interest rates.

Liquidity

During the three months ending December 31, 2012, OEH will have approximately $11.6 million of scheduled debt repayments including capital lease payments, of which $0.4 million relates to debt held by consolidated variable interest entities.

Additionally, OEH’s capital commitments at September 30, 2012 amounted to $20.9 million.  OEH expects to incur costs of a further $0.9 million to complete its Porto Cupecoy development, funded by sales proceeds as units are delivered to purchasers.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets and developed real estate. When assessing cash and cash equivalents within OEH, management considers the availability of those cash resources held at local business units to meet the strategic needs of OEH.

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

During 2012, OEH completed the sale of Keswick Hall, Virginia for gross proceeds of $22.0 million, repaying associated debt of $10.0 million, and the sale of Bora Bora Lagoon Resort, French Polynesia for gross proceeds of $3.0 million.  On August 8, 2012, OEH completed the sale of The Observatory Hotel, Sydney for gross proceeds of A$40.0 million ($42.1 million), of which A$10.7 million ($11.2 million) was used to repay a bank loan secured by the hotel.  In June 2012, OEH refinanced a $13.3 million facility secured by Napasai, Koh Samui, extending the maturity from 2012 to 2015. Also, on September 12, 2012, OEH drew a new loan facility of €35.0 million ($44.4 million) to refinance €36.8 million ($46.8 million) of long-term debt maturing in 2013 secured by the two Sicilian hotels.

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

At September 30, 2012, one OEH subsidiary was out of compliance with financial covenants in a $2.0 million loan facility. This non-compliance is expected to be rectified in the fourth quarter of 2012.  In addition, two unconsolidated joint venture companies were out of compliance as follows:

•
the unconsolidated Peru rail joint venture in which OEH has a 50% interest was out of compliance with a debt service coverage ratio covenant in a loan of $7.9 million, which is guaranteed by OEH. Discussions with the banks are ongoing to bring the joint venture back into compliance; and

•
the Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at December 31, 2011 with the debt service coverage ratio in its first mortgage loan facility amounting to $83.0 million at September 30, 2012.  Although the loan is otherwise non-recourse to and not credit-supported by OEH or its joint venture partner in the hotel, they have each provided separate partial guarantees of $9.6 million, as of September 30, 2012, while discussions continue with the lender as to how to bring the hotel into long-term compliance.

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

As discussed above in “Results of Operations,” OEH has experienced decreased revenues and segment EBITDA reflecting the continued economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar.
In order to assure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisors to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The options available to OEH will depend on the current economic and financial environment and OEH’s continued compliance with financial covenants. Some currently identified options are dependent on third parties, while others are within the control of OEH. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets and sales of developed real estate. Specifically, OEH is expected to complete the sale of The Westcliff hotel in the fourth quarter of 2012, and is in the advanced stages of refinancing under-leveraged assets. Both these actions are expected to contribute significant unrestricted cash resources to OEH which can be utilized as required.

Recent Accounting Pronouncements

As of September 30, 2012, OEH had adopted all the relevant standards that impacted the accounting for annual goodwill impairment assessments, presentation of comprehensive income and fair value measurement and disclosure, as reported in Note 1 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH. Earnings are affected by changes in interest rates on borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. If interest rates increased by 10%, with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million on an annual basis based on borrowings at September 30, 2012.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. At September 30, 2012, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% weakening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $2.1 million consisting of Russian ruble $0.8 million, Mexican peso $0.4 million and Thai baht $0.9 million.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its interim chief executive officer and chief financial officer, has evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2012. OEH previously reported a material weakness in internal control over financial reporting (as defined in SEC Rule 13a-15(f)) relating to the accounting for income taxes in Item 9A — Controls and Procedures of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain tax assets and liabilities and the current and deferred income tax expense recorded in accordance with U.S. generally accepted accounting principles. This material weakness was not remediated during the first nine months of 2012 and, accordingly, the Company’s management has concluded that OEH’s disclosure controls and procedures were not effective as of September 30, 2012.

Remediation Plan for Material Weakness Related to Accounting for Income Taxes

During the first nine months of 2012, OEH has taken steps to remediate this material weakness, including designing a standardized form of internal tax report for each reporting entity within OEH, hiring additional resources in the preparation and review of the provision of income taxes, and delivering technical tax training to accounting personnel at local business units.  The Company will take further actions to improve internal controls over OEH’s accounting for income taxes and generally to strengthen its controls, including the following:

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

Changes in Internal Control over Financial Reporting

Other than the changes to internal controls made as part of the remediation of the material weakness described above, there have been no changes in OEH’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

Dated: November 5, 2012

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

Exhibit 31

ORIENT-EXPRESS HOTELS LTD.

Rule 13a-14(a)/15d-14(a) Certification

I, Philip R. Mengel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended September 30, 2012;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 5, 2012	/s/ Philip R. Mengel
Philip R. Mengel
Director and Interim Chief Executive Officer

ORIENT-EXPRESS HOTELS LTD.

Rule 13a-14(a)/15d-14(a) Certification

I, Martin O'Grady, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Orient-Express Hotels Ltd. for the quarter ended September 30, 2012;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 5, 2012	/s/ Martin O'Grady
Martin O'Grady
Vice President - Finance and Chief Financial Officer

Exhibit 32

ORIENT-EXPRESS HOTELS LTD.

Section 1350 Certification

The undersigned hereby certify that this report of Orient-Express Hotels Ltd. for the periods presented fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods presented in the report.

/s/ Philip R. Mengel	/s/ Martin O'Grady
Philip R. Mengel	Martin O'Grady
Director and Interim Chief Executive Officer	Vice President - Finance and Chief Financial Officer

Dated: November 5, 2012

A signed original of this written certification has been provided to Orient-Express Hotels Ltd. and will be retained by Orient-Express Hotels Ltd. and furnished to the U.S. Securities and Exchange Commission or its staff upon request.