Form 10-K
period 2012-12-31
ORIENT EXPRESS HOTELS LTD
filed 2013-02-26
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business.)
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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 29, 2012 (the last business day of the registrant’s second fiscal quarter in 2012) was approximately $860,000,000.
 As of February 15, 2013, 103,010,639 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 16(d) to the Financial Statements (Item 8))

DOCUMENTS INCORPORATED BY REFERENCE: None

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

1. Hotel Cipriani, Venice
2. Hotel Splendido & Splendido Mare, Portofino
3. Villa San Michele, Florence
4. Hotel Caruso, Ravello
5. Grand Hotel Timeo, Taormina
6. Villa Sant' Andrea, Taormina Mare
7. La Residencia, Mallorca
8. Hotel Ritz, Madrid
9. Reid's Palace, Madeira
10. Le Manoir aux Quat'Saisons, Oxfordshire
11. Grand Hotel Europe, St. Petersburg
12. '21' Club, New York
13. The Inn at Perry Cabin, Maryland
14. Charleston Place, Charleston
15. El Encanto, Santa Barbara
16. Maroma Resort and Spa, Riviera Maya
17. Casa de Sierra Nevada, San Miguel de Allende
18. La Samanna, St Martin
19. Miraflores Park Hotel, Lima
20. Machu Picchu Sanctuary Lodge, Machu Picchu
21. Hotel Monasterio, Cuzco
22. Palacio Nazarenas, Cuzco
23. Hotel Rio Sagrado, Sacred Valley
24. Hotel das Cataratas, Iguassu
25. Copacabana Palace, Rio de Janeiro
26. Mount Nelson Hotel, Cape Town
27. The Westcliff, Johannesburg
28. Khwai River Lodge, Eagle Island Camp, Savute Elephant Camp, Botswana
29. La Résidence d'Angkor, Siem Reap
30. The Governor's Residence, Yangon
31. Napasai, Koh Samui
32. La Résidence Phou Vao, Luang Prabang
33. Jimbaran Puri Bali, Bali
34. Ubud Hanging Gardens, Bali

Trains & Cruises

35. Venice Simplon-Orient-Express, Europe
36. British Pullman, UK
37. Northern Belle, UK
38. Royal Scotsman, UK
39. Afloat in France, France
40. PeruRail, Peru
41. Eastern & Oriental Express, Southeast Asia
42. Road To Mandalay, Myanmar
43. Orcaella, Myanmar

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

Introduction

OEH is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies.  The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1995.  OEH currently manages 46 properties (all but two of which it owns or part owns), consisting of 36 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and three river/canal cruise businesses.  These are located in 22 countries worldwide.  One hotel was sold in December 2012, but OEH is continuing to manage it for up to 12 months, another hotel is being renovated for scheduled opening in March 2013, and one river cruise ship is currently under construction and is scheduled to commence operation in mid-2013. OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

The locations of OEH’s 46 properties are shown in the map on the preceding page, where they number 43 because the Hotel Splendido and Splendido Mare are both in Portofino, and three separate safari lodges operate as a unit in Botswana.  These five properties bring the total to 46.

Hotels and restaurants represent the largest segment of OEH’s business, contributing 86% of revenue in 2012, 86% of revenue in 2011 and 87% in 2010.  Tourist trains and cruises accounted for 14% of revenue in 2012, 14% of revenue in 2011 and 13% in 2010.  Real estate activities accounted for the remaining revenue in each year. Approximately 90% of OEH’s customer revenue in 2012 was from leisure travelers, with approximately 35% originating from North America, 47% from Europe and the remaining 18% from elsewhere in the world.

OEH’s worldwide portfolio of hotels currently consists of 3,314 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2012 achieved an average daily room rate (“ADR”) of $469 (2011 - $465) and a revenue per available room (“RevPAR”) of $271 (2011 - $273).

Revenue, earnings and identifiable assets of OEH in 2012, 2011 and 2010 for its business segments and geographic areas are presented in Note 22 to the Financial Statements (Item 8).

In recent years, OEH has sold to third parties a number of non-core properties not considered key to OEH’s portfolio of unique, high valued properties.  These have included Lilianfels Blue Mountains Resort in Australia west of Sydney and La Cabana restaurant in Buenos Aires sold during 2010, Hôtel de la Cité in Carcassonne, France sold during 2011, and Keswick Hall near Charlottesville, Virginia, Bora Bora Lagoon resort in French Polynesia, The Observatory Hotel in Sydney, and The Westcliff in Johannesburg sold during 2012.  OEH also contracted in 2012 to sell the Porto Cupecoy property development in Sint Maarten, Dutch West Indies, a sale completed in January 2013. These properties have been accounted for as discontinued operations in the three years ended December 31, 2012. See Note 2 to the Financial Statements. In addition, OEH's Peru hotel joint venture sold its Las Casitas del Colca hotel near Arequipa during 2012. See Note 5 to the financial statements.

Owned Hotels—Europe

Italy

Hotel Cipriani—95 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service.  Most of the rooms have views overlooking the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and a large banquet and meeting facility situated in an historic refurbished warehouse. Six guest rooms were refurbished in early 2012, bringing to 70 the total number of keys renovated in the last five years.

Hotel Splendido and Splendido Mare—85 keys—overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool and tennis court.  There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Splendido Mare on the harbor below.  During the 2011-2012 winter closure, five new suites were built on the top floor of the main hotel.

Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool.  A shuttle service is provided into Florence.  The property occupies ten acres.

Hotel Caruso—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archaeological sites such as Pompeii and Paestum.  Once a nobleman’s palace, parts of the building date back to the 11th century.  Operated as a hotel for many years, OEH rebuilt the property after acquiring it and reopened in 2005.  Amenities include two restaurants, an outdoor swimming pool, spa and extensive gardens.

Grand Hotel Timeo—70 keys—in Taormina, Sicily was purchased in January 2010 and renovated during the winter closure periods since then.  With panoramic views of Mount Etna and the Gulf of Naxos from its main terrace, this hotel is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater.  Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional specialties, a spa and fitness center, outdoor swimming pool, and banqueting and conference facilities, all surrounded by six acres of parkland.

Villa Sant’Andrea—60 keys—was purchased and renovated at the same time as Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with a private beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant looking onto the Calabrian coast.  OEH has built an outdoor swimming pool and began construction in late 2012 of six new poolside suites for completion in 2014. Grand Hotel Timeo and Villa Sant’Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

La Residencia—67 keys—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca, Spain with stunning views of the Tramuntana Mountains, a UNESCO World Heritage site.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features three restaurants including the gastronomic El Olivio, as well as two large outdoor swimming pools, tennis courts and a spa with an indoor pool.  It closes about two months each winter.

Portugal

Reid’s Palace—163 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has five restaurants and banquet/meeting facilities.  Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and access to two championship golf courses.  It has year-round appeal, serving both winter escapes to the sun and regular summer holidays.

United Kingdom

Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design.  The property was developed by Raymond Blanc, one of Britain’s famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a commitment to remain the chef at the hotel and advises the restaurants at other OEH hotels.

Russia

Grand Hotel Europe—275 keys—in St. Petersburg, Russia was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the business center.  There are five restaurants on the premises, as well as a grand ballroom, meeting facilities, a health club and spa and several retail shops.  Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.5% minority interest in the hotel. During 2013, OEH plans to commence a three-year enhancement project at the hotel including creation of six ultra-luxury suites, a new food and beverage concept restaurant by a top designer, a renovated and expanded spa, and improved meeting rooms.

Owned Hotels—North America

United States

Charleston Place—435 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a fitness center with spa and indoor swimming pool, and a shopping arcade of 20 retail outlets leased to unaffiliated parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. During 2013, OEH plans to start a three-year phased refurbishment of guest rooms, initially 145 keys.

While OEH has only a 19.9% equity interest in Charleston Place, OEH manages the property under an exclusive long-term contract and has a number of loans to the hotel outstanding . On evaluating its various interests in the hotel, OEH has concluded that it is the primary beneficiary of this variable interest entity and, accordingly, consolidates the assets and liabilities of the hotel in OEH’s balance sheets and consolidates the hotel’s results in OEH’s statements of operations, comprehensive income and cash flows.  See Note 3 to the Financial Statements.

The Inn at Perry Cabin—78 keys—was built in 1812 as a country inn located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay.  Set on 25 waterfront acres that include an outdoor swimming pool as well as boating and fishing on the bay, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C., Baltimore and Philadelphia areas.  OEH expanded the hotel, including the addition of guest rooms, a conference facility, and spa, and during the 2011-2012 winter, refurbished 39 rooms in the historic part of the main building.  Vacant available land may be used in the future to expand the hotel or build other improvements.  See “Real Estate” below.

El Encanto—92 keys—in Santa Barbara, California is located in the hills above the restored Santa Barbara Mission, with views out to the Pacific Ocean.  Built in 1913 on a seven-acre owned site, the guest rooms are in cottages and low rise buildings spread throughout mature gardens.  OEH closed this hotel in late 2006 for significant renovation, including the addition of guest rooms, a new concept restaurant, and a spa, pool and fitness center.  During 2011, OEH recommenced the renovation and expansion and currently expects to reopen El Encanto in March 2013.

Caribbean

La Samanna—83 keys—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of owned land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months.  During the 2011 closure, 46 guest rooms were refurbished, and during the 2012 closure, OEH renovated and reconfigured the lobby, main restaurant and bar.  As described under “Real Estate” below, OEH has developed part of the land adjoining La Samanna on the French side of St. Martin as for-sale residences.  Unsold villas next to La Samanna provide additional room stock for the hotel.

Mexico

Maroma Resort and Spa—64 keys—is on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun.  The resort opened in 1995 and is set in 25 owned acres of verdant jungle along a 1,000-foot beach.  The Cozumel barrier reef is offshore where guests may fish, snorkel and scuba-dive.  Important Mayan archaeological sites are nearby.  Rooms are arranged in low-rise villas and there are two restaurants, three swimming pools, tennis courts and extensive spa facilities.  OEH also owns a 28-acre tract adjacent to Maroma for hotel expansion or construction of other improvements.  See “Real Estate” below.

Casa de Sierra Nevada—37 keys—is a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site.  Opened in 1952, the hotel consists of nine owned Spanish colonial buildings built in the 16th and 18th centuries.  OEH has renovated the hotel, including its two restaurants, and has built new suites as well as a pool, spa and garden area.  The total site is approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of the World

South America

Copacabana Palace—239 keys—was built in the 1920s on a three-acre owned site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil. It is a famous hotel in South America and features two fine-dining restaurants, spacious function and banqueting rooms including the hotel’s refurbished former casino rooms with space for up to 1,800 persons, a 500-seat theater, a large swimming pool, spa and fitness center, and a roof-top tennis court and plunge pool. In 2011, 26 guest rooms in the main building and the Cipriani restaurant were refurbished and, during 2012, 119 additional guest rooms were refurbished and the lobby area was restyled and expanded, necessitating temporary closure of the main building for part of the year.  These improvements were undertaken in advance of Rio’s hosting the 2014 World Cup soccer tournament and 2016 Summer Olympics.

Hotel das Cataratas—193 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, OEH having been awarded a 20-year lease of the hotel by the Brazilian government in 2007.  It is the only hotel in the national park surrounding the falls, a UNESCO World Heritage site.  First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool, spa and tennis court, and tropical gardens looking onto the falls.  OEH recently completed a two-year renovation of the hotel and applied to the government to amend the lease including extension of the lease term.

Miraflores Park Hotel—82 keys—is located in the fashionable Miraflores residential district of Lima, Peru surrounded by parkland and facing the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, this all-suite owned hotel has two restaurants, a large ballroom, conference and meeting rooms, a rooftop outdoor pool, health and beauty facilities and a business center for guests, and occupies about one acre of land. OEH has arranged financing for planned renovation of the hotel in late 2013.

Southern Africa

Mount Nelson Hotel—209 keys—in Cape Town, South Africa is a famous historic property opened in 1899.  With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has two restaurants (including the new concept Planet Restaurant opened in 2010), a ballroom, two swimming pools, tennis courts, and a fitness center and spa, all situated on ten acres of owned grounds.  In 2012, OEH renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens. There is expansion potential for the hotel through conversion of adjacent residential properties owned by OEH into additional keys.

Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp—39 keys in total—comprise OEH’s African safari experience in Botswana consisting of three separate game-viewing lodges.  Established in 1971, OEH long-term leases the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats.  Each camp has 12 or 15 twin-bedded deluxe tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

Asia Pacific

Napasai—55 keys—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam.  It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as diving and snorkeling in the nearby coral reef.  The guest rooms are arranged in seaview and garden cottages on a total site of about 40 owned acres on which 14 private villas have been built, some of which have been sold to third parties.  There is vacant land available to expand the hotel or build additional villas.  See “Real Estate” below.  The hotel rents the existing villas to its guests as additional room stock on a revenue-sharing basis with the owners.

Jimbaran Puri Bali—64 keys—is on the island of Bali in Indonesia and occupies seven beachfront acres under long-term lease on the south coast of the island.  Guest rooms are situated in cottages, and there are two restaurants, a swimming pool and ocean water sports.  OEH built 22 one- and two-bedroom thatched villas, each with a private plunge pool.

Ubud Hanging Gardens—38 keys—also on Bali is located on terraces on about seven steep hillside acres above the Ayung River gorge in the rain forest interior of the island.  This long-term leased hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.  Each key has its own private plunge pool.

La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor Wat, a UNESCO World Heritage site and the principal tourist attraction in the area, are near the hotel which has an indoor/outdoor restaurant and swimming pool.  OEH added eight suites and a spa to this property.

The Governor’s Residence—48 keys—was built in 1920 in the embassy district of Yangon, Myanmar (Burma) originally as the official home of one of the Burmese state governors.  It is a teak two-story mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.

La Résidence Phou Vao—34 keys—is in Luang Prabang, the ancient capital of Laos and a UNESCO World Heritage site. OEH owns a 69% interest in the property. The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-story buildings surrounded by lush gardens that include a restaurant, spa and swimming pool.

Hotel Management Interests

Hotel Ritz—167 keys—is located in central Madrid near the financial district, Spanish parliament and many of the city’s well known tourist attractions.  The hotel is managed by OEH and is owned by a 50%/50% joint venture between OEH and a Spanish investment company. Opened in 1910, the hotel has four spacious conference and banqueting suites, an indoor restaurant and the popular Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner renovated the public areas of the hotel and are working on plans for future refurbishment of the guest rooms.

OEH has a 50%/50% joint venture with local investors in Peru which operates the following four hotels under OEH’s exclusive management.

Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cuzco, an important tourist destination in Peru and a UNESCO World Heritage site.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1995, and has been upgraded since then.  The deluxe guest rooms and two restaurants are arranged around open-air cloisters.  Many of the guest rooms are specially oxygenated due to Cuzco's high altitude.  The site measures approximately three acres under long-term lease.

Palacio Nazarenas—55 keys—is located next door to Hotel Monasterio on the same site and is a former palace and convent which the joint venture, using its own financial resources, has rebuilt as a separate hotel and opened in June 2012.  This is an all-suite hotel arranged around courtyards and featuring oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar. During construction, archeologists discovered Incan artifacts and foundations which have been preserved and displayed in the hotel.

Machu Picchu Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site.  All of the rooms have been refurbished to a high standard.  The joint venture leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train.

Hotel Rio Sagrado—23 keys—is owned by OEH's Peru hotel joint venture and is located in the Sacred Valley of the Incas between Cuzco and Machu Picchu.  Opened in 2009, this rustic hotel has a spa with small swimming pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on OEH’s Peru Rail train service is a short distance from the hotel. Early in 2013, OEH will begin a program of improvements to the guest rooms and spa and construction of an outdoor swimming pool.

The Westcliff—117 keys—in Johannesburg, South Africa, was formerly owned by OEH and is situated on six hillside acres with views over the city’s zoo and parkland.  Its resort amenities include two swimming pools, a tennis court and a spa and health club.  The hotel attracts business guests because of its proximity to the city center.  A banquet and conference center occupies part of adjacent expansion land. OEH sold The Westcliff in December 2012, and will continue to manage it for up to 12 months while the new owner develops its long-term refurbishment plans.

Restaurants

‘21’ Club is the famous landmark restaurant at 21 West 52nd Street in midtown Manhattan in New York City near the Broadway theater district and many top tourist attractions.  Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine.  It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for functions, including the famous secret wine cellar.  During 2011, a new Bar ‘21’ was created in the restaurant’s ground floor lobby serving refreshments and light meals and, during 2012, two event spaces on the first floor were reconfigured and improved for private receptions.

Tourist Trains and Cruises

Venice Simplon-Orient-Express, OEH’s principal European tourist train, operates in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 historic railway cars originally used on “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain and composed entirely of Pullman day coaches with a capacity for up to 230 passengers.  The other train is based on the European Continent and made up of Wagons-Lits sleeping cars, three dining cars and a bar car with capacity for up to 190 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel across the English Channel by coach on the Eurotunnel shuttle train.  Occasional trips are also made to Vienna, Prague, Dresden, Krakow, Copenhagen, Stockholm, Budapest and Istanbul.

The ten British Pullman dining cars of Venice Simplon-Orient-Express with capacity up to 230 passengers operate all year, originating out of London on short excursions to places of historic or scenic interest in southern England, including some overnight trips when passengers stay at local hotels.  Both the British and Continental trains are available for private charter.

The Northern Belle tourist train offers day trips and charter service principally in the north of England.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of six owned dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 250 passengers.  Full course meals are served on board and passengers stay in local hotels on overnight itineraries.

The Royal Scotsman luxury tourist train owned by OEH is composed of nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a lounge car, and accommodating up to 36 passengers.  Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest.

Peru Rail: OEH and local Peruvian investors formed two 50%/50% owned companies (Peru Rail S.A. and Ferrocarril Transandino S.A., together "Peru Rail"), as a joint venture that was awarded in 1999 a 30-year franchise to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru and a license to operate passenger and freight services in those areas. The franchise may be extended every five years upon Peru Rail's application, up to 25 additional years.  Peru Rail pays the Peruvian government a fee related to traffic levels which can be partially offset against investment in track improvements.  The 70-mile Cuzco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins because there is no convenient road.  Other carriers operate on this line in competition with Peru Rail.  A second rail line runs from Cuzco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity Peru Rail is seeking to expand hauling the output of local mines in southern Peru for export.  The Cuzco-Machu Picchu line connects four of OEH’s Peruvian hotels, allowing inclusive tours served by OEH’s Hiram Bingham luxury daytime tourist train composed of two dining cars and a bar/observation car with capacity up to 84 passengers.  OEH also operates a daytime tourist train called the Andean Explorer on the Cuzco-Puno route through the High Andes mountains.

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

The Road To Mandalay is a deluxe river cruise ship on the Irrawaddy River in central Myanmar.  The ship was a Rhine River cruiser built in 1964 that OEH bought and refurbished.  It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Bagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest.  Three- to seven-night itineraries are offered, including airfare to and from the ship.  The ship does not operate in the hottest summer months and occasionally when the water level of the Irrawaddy River falls too low due to lack of rainfall.

Orcaella will be a second river cruise ship in Myanmar. The ship is currently being built in Yangon to OEH's deluxe accommodation standards and will be long-term chartered by OEH. The ship is named after the dolphins found in the inland waterways of the country, and will offer 25 spacious river-facing cabins, restaurant, lounge and bar, and sundeck with plunge pool. It will cruise between Yangon and the far north of Myanmar on the Irrawaddy and Chindwin Rivers to areas accessible to Orcaella because of its shallow draft and greater maneuverability compared to Road to Mandalay. Seven- to 11-night itineraries are planned, commencing in mid-2013.

Afloat in France is composed of five luxury river and canal boats (called péniche-hôtels) owned by OEH and operating in Burgundy, Provence and other rural regions of France.  They accommodate between four and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck.  They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants.  Shore excursions are organized each day.

Real Estate

OEH has pursued opportunities in the past to develop the real estate adjoining its hotels.  In addition to expansion by adding guest rooms and other facilities at the hotels, certain of OEH’s properties have vacant land suitable for construction of deluxe for-sale residential homes.  At present, OEH has no plans to build new residential projects.

On a portion of 37 available acres on the French side of St. Martin, OEH built the Villas at La Samanna consisting of eight large homes in three- or four-bedroom configurations, each with a private swimming pool and access to La Samanna’s amenities and services as well as a hotel-sponsored rental program.  OEH entered into a deferred sale agreement covering four of the villas under which a third party has the option to acquire them in late 2013. The remaining four villas are currently being leased in the hotel’s rental program.

When OEH acquired Napasai in Thailand in 2006, development of 14 private villas was already underway on the hotel’s 40-acre site.  Two villas remain for sale, and land is available to expand the hotel or build more residences in the future.

In 2012, OEH agreed to sell its Porto Cupecoy development on the Dutch side of St. Martin near La Samanna. It consisted of 184 condominium units and 35,000 square feet of commercial space around a Mediterranean-style piazza, and a marina with pleasure boat slips. The sale was completed in January 2013 and, at the time of sale, about one third of the condominiums remained unsold. In addition, OEH's sale of Keswick Hall in Virginia in 2012 included the hotel's Keswick Club golf course and an adjacent subdivision of 87 home sites including roads and other infrastructure, about half of which remained unsold. See Note 2 to the Financial Statements.

Management Strategies

As the foregoing indicates, OEH has a global mix of deluxe hotel and travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  Leisure customers produce about 67% of the hotel room nights, while corporate/business travelers account for the rest.  OEH’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences OEH offers compared to its competitors.

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

OEH’s mission is to be recognized as a top luxury hotel company and sophisticated adventure travel operator in its markets, delivering memorable guest experiences that are the ultimate expression of each destination’s authentic culture, through the individual character and creativity of the OEH team.  OEH plans to grow the business in the long term by:

•	increasing revenue and earnings at its established properties and recent acquisitions, including by increasing occupancy and ADR while controlling costs associated with incremental revenue,

•	investing in capital improvements at existing hotels and expanding where land or space is available, in both cases when potential investment returns are relatively high,

•	increasing the utilization of its tourist trains and cruises by adding departures,

•	acquiring additional distinctive luxury properties throughout the world that have attractive potential investment returns,

•	entering into contracts to manage hotels owned by others and which meet OEH’s selection criteria, and

•	disposing of underperforming assets to reduce leverage and redeploy the capital in properties with higher potential returns.

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

OEH also plans to pursue long-term contracts to manage hotels principally on a fee basis where OEH may have only a small or no ownership interest and where the hotels would otherwise meet OEH’s selection criteria.  Management contracts would facilitate OEH’s entry into new markets, such as gateway cities in the Americas, Europe and Asia, and allow OEH to conserve investment capital.  As owner of many unique and deluxe properties that OEH operates itself, OEH believes it is well positioned to manage comparable hotels for others.

Management has been executing a strategy to reduce OEH’s long-term debt position.  A number of non-core assets not considered key to OEH’s portfolio of unique, high valued properties have been identified, and management is seeking to sell these in a measured timescale with the primary purposes of de-leveraging OEH’s balance sheet and providing working capital and capital for refurbishment and growth opportunities. In the last three years, OEH has sold the Porto Cupecoy property development in Sint Maarten, The Westcliff in Johannesburg, The Observatory Hotel in Sydney, Bora Bora Lagoon Resort in French Polynesia, Keswick Hall in Virginia, Hôtel de la Cité in Carcassonne, France, La Cabana restaurant in Buenos Aires, Lilianfels Blue Mountains Resort in Australia west of Sydney, and has removed the debt related to these properties from its balance sheets. See Note 2 to the Financial Statements. At the same time, OEH has restructured or reduced its remaining long-term debt, although new debt was incurred in 2010 when Grand Hotel Timeo and Villa Sant’Andrea were purchased and is being incurred for completion of the El Encanto renovation.  See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of OEH’s individual properties, such as the Hotel Cipriani, Copacabana Palace and ‘21’ Club, have distinctive local character and brand identity.  Management believes that discerning travelers will choose an individually styled property in preference to a chain brand characterized by uniform standards across the portfolio.  OEH promotes its individual hotel properties and the Venice Simplon-Orient-Express tourist train through the “Orient-Express” umbrella brand which originated with the legendary luxury European train in the late 19th and early 20th centuries and which is recognizable worldwide and synonymous with sophisticated travel and refined elegance.

Société Nationale des Chemins de Fer Français, the French national railways (“SNCF”), owns the trademark “Orient-Express” and has licensed OEH to use it on an exclusive and long-term basis for OEH's hotels and cruises, including food and beverage service. SNCF has also licensed the trademark for the Venice Simplon-Orient-Express tourist train on an exclusive basis while OEH operates the Venice Simplon-Orient-Express. In addition, OEH has permission from SNCF to use “Orient-Express” in its corporate name and its various Internet domain names.

Marketing, Sales and Public Relations

OEH’s sales and marketing function is primarily based upon direct sales (prioritizing strategic third-party travel agents, sales representatives and tour operators and electronic channels such as the Internet and digital marketing), cross-selling to customers, and public relations.  OEH has a corporate sales force located in 18 cities in the U.S., Brazil, Mexico, various European countries, Australia and Japan.  OEH also has local sales representatives responsible for the properties where they are based.

OEH’s sales staff identify and train preferred travel industry and distribution partners, negotiate with group and corporate account representatives, and conduct marketing initiatives such as direct mailings, e-commerce, trade show participation and event sponsorship.  In 2012, for example, OEH contracted with new third-party sales representatives in China and the Middle East. OEH participates in a number of luxury travel partner programs, such as “American Express Centurion” and the “Virtuoso” travel agent consortium.  OEH offers its top travel agents and other industry partners free participation in OEH’s “Bellini Club” providing training courses, special commissions and sales support for all OEH products worldwide.

Websites and digital marketing are important direct sales and marketing tools for OEH.  Through its principal website (www.orient-express.com) and the websites of the individual properties, OEH provides extensive descriptions and images of the properties and guest activities in English and other languages.  OEH operates other Internet travel portals that direct customers to OEH’s properties, and works with other selected electronic distribution channels.  Social media such as Facebook and Twitter are becoming increasingly significant marketing tools.

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

OEH’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties.  Because of the unique nature of OEH’s properties, guests often hear about OEH’s hotels and other travel products through word-of-mouth or published articles.  OEH has an in-house public relations office in London and representatives in 15 countries worldwide, including third-party public relations firms under contract, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Corporate Social Responsibility

OEH is a member of the International Tourism Partnership and pursues responsible business practices furthering the sustainability of tourism by seeking to minimize any negative impact on the environment and to increase contributions to conservation, cultural heritage preservation and local community development.  OEH’s activity in this area has included the following examples:

•
In Brazil, Copacabana Palace has been awarded a sustainability prize from the Brazilian Association of Hotels for its effective recycling and residue management programs. Hotel das Cataratas is committed to environmental conservation and ecological operating programs and has been certified for ISO14001-Sustainability and SA8000-Social Responsibility, the first South American hotel to do so.

•
In the U.S., Charleston Place created the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals for up to 500 persons following food shelter closures, helping to alleviate the strain on local emergency food providers.  This successful program has been adopted in other U.S. cities.

•
In Russia, Grand Hotel Europe has established its own charitable foundation to help underprivileged youth, working closely with local orphanages and organizations to identify those in need. The hotel assists by providing early employment, training and social benefits.

•
In Peru, Machu Picchu Sanctuary Lodge operates an agriculture school on its own land so individuals from poor neighboring communities can learn to grow and produce vegetables and herbs.  The hotel then buys their produce, both to provide a source of income for local people and to reduce the carbon footprint by avoiding the need to transport from other parts of the country.

•
In Myanmar, Road to Mandalay supports a free clinic in Bagan on the Irrawaddy River, a long-term initiative of the ship's medical officer. The clinic provides medical services normally unavailable in rural areas, treating thousands of persons each year.

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

Competition

Some of OEH’s properties are located in areas with numerous competitors.  Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property and services offered, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and reputation and name recognition.

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

Employees

OEH currently employs about 7,700 full-time-equivalent persons.  Approximately 6,100 persons are employed in the hotels and restaurants segment, 1,400 in the trains and cruises business, and 200 in central administration, sales and marketing and other activities.  Management believes that OEH’s ongoing labor relations are satisfactory.  Through its various training and other human resources programs, OEH seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

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

Risks of OEH’s Business

OEH’s operations are subject to adverse factors generally encountered in the international lodging, hospitality and travel industries.

Besides the specific conditions discussed in the risk factors below, these adverse factors include:

•
cyclical downturns arising from changes in economic conditions and general business activities in the United States and European and other countries which impact levels of travel and demand for travel products,

•	rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services to specific destinations,

•	political instability of the governments of some countries where OEH’s properties are located, resulting in depressed demand,

•	less disposable income of consumers and the traveling public,

•	dependence on varying levels of tourism, business travel and corporate entertainment,

•	changes in popular travel patterns,

•	competition from other hotels, trains, cruises and leisure time activities,

•	periodic local oversupply of guest accommodation in specific locations, which may adversely affect occupancy and actual rates achieved,

•	increases in operating costs at OEH’s properties due to inflation and other factors which may not be offset by increased revenues,

•	economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•	restrictive changes in laws and regulations applicable to zoning and land use and to health, safety and the environment, and related governmental and regulatory action,

•	costs and administrative burdens associated with compliance with applicable laws and regulations relating to privacy, licensing, labor and employment, and other operating matters,

•	changing national and local governmental tax laws and regulations thereof, which may increase the taxes OEH is required to pay,

•	expropriation or nationalization of properties by foreign governments, and limitations on repatriation of local earnings or withdrawal of local investment,

•	failure to comply with applicable anti-corruption laws or trade sanctions, exposing OEH to claims for damages, financial penalties and reputational harm,

•	foreign exchange rate movements causing fluctuations in reported revenues, costs and earnings and impacting demand for OEH’s properties,

•	availability and cost of capital to fund construction, renovations and investments,

•	adverse weather conditions such as severe storms that may temporarily impact demand or destructive forces like fire or flooding that may result in temporary closure of properties,

•
reduction in domestic or international travel and demand for OEH’s properties due to actual or threatened acts of terrorism or war, or actual or threatened outbreak of contagious disease, and heightened travel security measures and restrictions instituted in response to these events,

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

The weakened economies of North America, Europe and other regions in 2008-2009 and the simultaneous disruption of financial markets resulted in earnings declines at most of OEH’s properties and in shorter lead times for reservations due to customers’ economic uncertainty.  As a result, OEH’s ability to forecast operating results and cash flows was reduced.  These factors also affected OEH’s liquidity outlook.  See “Risks Relating to OEH’s Financial Condition and Results of Operations’ below. See also Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations regarding the effect on OEH of foreign exchange rate movements in 2010-2012.

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

New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets where OEH operates, thereby adversely affecting profitability. Also, demographic, geographic or other changes in one or more of OEH’s markets could impact the convenience or desirability of its hotels and restaurants, and so could adversely affect their operations and OEH's local market share.

OEH competes for hotel acquisition and management contract opportunities with others such as real estate investors and hotel operators.  These competitors may be prepared to accept a higher level of financial risk than OEH can prudently manage.  This competition may have the effect of reducing the number of suitable acquisition and management contract opportunities offered to OEH or on which it could successfully bid, and the effect of increasing OEH's costs or reducing its operating margins because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, development and construction, and environmental matters, and compliance with these laws and regulations and with future changes to them could reduce profitability of properties that OEH owns or manages.

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

The success of renovating and expanding existing properties depends upon obtaining necessary construction permits, approvals or zoning variances from local authorities.  Failure to obtain or delay in obtaining these permits could adversely affect OEH’s strategy of increasing revenues and earnings through renovation and expansion of existing properties.

OEH is also subject to laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant potential environmental liabilities, even in situations where the environmental problem or violation occurred at a property before OEH acquired it or without OEH’s knowledge.  Environmental laws may also impose liability for improper handling or disposal of hazardous substances or improper management of certain hazardous material which might be present at OEH properties, such as asbestos or lead-based paint.  OEH’s trains and cruises must comply with environmental regulation of air emissions, wastewater discharges and fueling. Existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality, hazardous substances, wastes, or other environmental and health concerns may be adopted or become applicable to OEH.

Although OEH does not currently anticipate that the costs of complying with environmental laws will materially adversely affect its businesses, OEH cannot assure that it will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials, or a change in environmental laws.

OEH’s acquisition, expansion and development strategy may be less successful than expected and, therefore, OEH's growth may be limited.

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

Successful new project development and major expansions depend on timely completion within budget and satisfactory market conditions. Risks that could affect a project include:

•	construction delays or cost overruns that may increase project costs,

•	delay or denial of zoning, occupancy and other required government permits and authorizations,

•	write-off of development costs incurred for projects that are not pursued to completion,

•	natural disasters such as earthquakes, hurricanes, floods or fires that could adversely impact a project,

•	defects in design or construction that may result in additional costs to remedy, or that require all or a portion of a property to be closed during the period needed to rectify the situation,

•	inability to raise capital to fund a project because of poor economic or financial conditions,

•	claims and disputes between OEH and other contracting parties resulting in delay, monetary loss or project termination,

•	governmental restrictions on the nature or size of a project or timing of completion,

•	changes in market conditions such as oversupply that may affect a project's profitability, and

•	discovery or identification of environmental conditions that could require unanticipated studies, cleanups, approvals, increased costs, time delays or even project termination.

Occurrence of any of these events could adversely affect the profitability of planned expansions and new developments.

OEH may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition, expansion and development of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade those properties, are capital intensive.  The availability of internally generated cash flow, future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of financing terms on offer.  OEH can give no assurance that future borrowings or capital raising will be available to OEH, or available on acceptable terms, in an amount sufficient to fund its needs. Failure to make investments necessary to maintain or improve OEH's properties could adversely affect the performance of OEH's properties.

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

OEH operates properties in many locations, each of which is subject to local weather patterns affecting the properties and customer travel.  As OEH’s revenues and operating performance are dependent on the revenues and performance of individual properties, extreme weather conditions from time to time can have a major adverse impact upon individual properties or particular regions, resulting in temporary loss of revenue or even closure while repairs are made. Furthermore, depending on the location and configuration of certain OEH properties, such as along coasts, lagoons or rivers, they may be subject to possible adverse consequences of global climate change, including high water or increased extreme weather patterns.

OEH carries property, loss of earnings, liability and other kinds of insurance in amounts management deems reasonably adequate, but claims may exceed the insurance limits or be outside the scope of coverage.  Also, insurance against some risks may not be available to OEH on commercially reasonable terms, or available at all, requiring OEH to self-insure against possible loss.

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

OEH’s owned hotels and restaurants are subject to risks generally incidental to the ownership and operation of commercial real estate and often beyond OEH's control.

These include:

•	fluctuating values of commercial real estate and potential asset value impairments due to operating performance falling short of expectation or other triggering events,

•	changes in national, regional and local economic and political conditions,

•	changes in interest rates and the availability, cost and terms of financing,

•	the impact of present or future government legislation and regulation (including environmental and eminent domain laws),

•	the ongoing need for capital improvements to maintain or upgrade properties,

•	potential discovery of environmental conditions associated with prior or present operations on site or nearby, and proper management and disposal of wastes and hazardous substances,

•	changes in property taxes and operating expenses,

•	the potential for uninsured or underinsured losses, and

•	limited ability to reduce the relatively high fixed costs of operating owned commercial real estate if revenue declines.

OEH has undertaken a program to sell owned properties that are non-core to its business.  In an unfavorable commercial and residential real estate market, OEH may be unable to sell properties at values it is seeking, particularly during an economic downturn and weakness in credit markets, or sell them at the pace OEH had planned.

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

OEH does not own the “Orient-Express” trademark but has long-term licenses from the owner SNCF to use the trademark as a brand in OEH's businesses. While OEH believes these arrangements adequately protect OEH in using the trademark, a material breach by OEH of its licenses could expose OEH to damages claims by SNCF or even result in the termination of the licenses and the loss of the brand.

Failures in OEH’s information technology systems or in protecting the integrity of data could reduce revenue and earnings and result in reputational harm.

OEH’s business depends on the efficient operation of its IT systems such as those used for reservations, hotel services, data storage and financial reporting.  These systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, computer viruses, security breaches and similar events.  These could cause service delays or disruptions in OEH’s business or loss of data and result in lost revenue, added remedial costs and reputational harm.

Also, OEH collects personal data relating to its customers, employees and other persons for its business purposes such as customer sales, marketing and promotions.  The collection and use of this information is governed by various privacy laws which are evolving and may vary between countries.  Compliance with these laws may increase OEH’s operating costs or limit OEH's use of the data.  In addition, non-compliance or a security breach involving systems using personal data may result in claims for monetary damages or fines and in restrictions on the use or transfer of the data.

OEH could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-corruption laws.

OEH's business operations in countries outside the United States are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act 2010 ("UKBA"). The FCPA, UKBA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. OEH operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. OEH trains its employees concerning anti-corruption laws and issues and also requires its third-party business partners and agents and others who work with OEH or on its behalf that they must comply with OEH's anti-corruption policies. OEH also has procedures and controls in place to monitor internal and external compliance. OEH cannot provide assurance, however, that its internal controls and procedures will adequately protect against against reckless or criminal acts committed by employees or third parties with whom OEH works. If OEH were found to be liable for violations of the FCPA, UKBA or similar anti-corruption laws in international jurisdictions, either due to its acts or out of inadvertence, or due to the acts or inadvertence of others, OEH could be subject to criminal or civil penalties which could have a material adverse effect on OEH's results of operations, financial condition and cash flows.

Some OEH properties are geographically concentrated in countries where national economic downturns, political events or other changing conditions beyond OEH’s control could disproportionately affect OEH’s business.

While OEH’s geographic diversification in 22 countries lessens the dependence of its results of operations on any particular region, OEH owns seven hotels in Italy and one hotel in Peru and its 50%/50% joint ventures in Peru operate a further four hotels as well as Peru Rail.  Due to this concentration of properties in these two countries, OEH’s performance and profitability are more exposed to national events or conditions in Italy and Peru than other countries where OEH operates, such as:

•	changing local economic and competitive conditions,

•	weakening local currencies compared to the U.S. dollar

•	natural and other disasters,

•	new government laws and regulations, and

•	changes in government administrations.

OEH may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations and profitability of those joint ventures.

Five of OEH’s hotels and two of its tourist train operations are owned by joint venture companies in which OEH has an investment of 50% or less and shares control of at least some significant aspects of their businesses, such as expenditure for capital improvements.  These joint venture investments of OEH involve risks different from 100% ownership because OEH’s partners:

•	may be unable to meet their financial obligations to the joint venture,

•	may have business interests inconsistent with those of OEH or act contrary to OEH’s objectives and policies,

•	may cause properties to incur unplanned liabilities or commitments, or

•	may take actions binding on the joint venture without OEH’s consent or that otherwise impair OEH’s operation of the business.

If any of these events occurs, the joint ventures may be subjected to additional risk, and OEH’s operations could be adversely affected because it may have limited ability to rectify resulting problems within the joint venture and even to dispose of its joint venture investment.  Also, disputes with joint venture partners may result in litigation costly to OEH.

Risks Relating to OEH’s Financial Condition and Results of Operations

Economic downturns and disruption in the financial markets could adversely affect OEH’s financial condition and results of operations.

Financial markets in the United States, Europe and Asia experienced significant disruption in 2008 and 2009, including volatility in securities prices and diminished liquidity and credit availability.  Furthermore, the economic slowdown during this period in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spent on travel, hotels, dining and entertainment.  Largely as a result, OEH experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for OEH’s hotels and other travel products.  OEH’s consolidated revenue and earnings from continuing operations declined in 2008 and 2009.  Although revenue increased in 2010 and 2011, OEH incurred losses or reduced earnings in 2010, 2011 and 2012 due mainly to higher costs and impairment charges.

While the global economy has improved since the 2008-2009 recession, if the recovery slows or adverse economic conditions recur, OEH’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition, including OEH’s ability to comply with financial covenants in its loan facilities, could be adversely impacted and its future growth plans curtailed.

This risk exists in euro-zone countries where OEH has ten hotels, the Venice-Simplon-Orient-Express tourist train and the Afloat in France cruise business. If current uncertainty regarding sovereign euro-zone debt persists and measures taken by European governments contribute to weakness of national economies, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these properties and negatively impacting OEH's results of operations and financial condition.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to raise additional funds for its cash requirements for working capital, commitments and debt service.

During the 12 months ending December 31, 2013, OEH will have $91,910,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities.  In 2014, OEH will have $170,843,000 of scheduled debt repayments including capital lease payments.  Additionally, OEH’s capital commitments at December 31, 2012 amounted to $9,650,000.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets.  See “Liquidity and Capital Resources” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. OEH can give no assurance, however, that additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that OEH will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, or that other cash-saving steps management may take to enhance OEH’s liquidity and capital position will bridge any shortfall.  If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in OEH’s financing agreements could be breached or could limit management’s discretion in operating OEH’s businesses, causing OEH to make less advantageous business decisions; OEH’s indebtedness is collateralized by substantially all of its properties.

OEH has several loan facilities with commercial banks. Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company. The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants.  Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on OEH’s performance on a consolidated basis.  The covenants include a quarterly interest coverage test and a quarterly net worth test.

If OEH fails to comply with the restrictions in present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt as well as any other debt which contains cross-default provisions.  A default could also allow the creditors to foreclose on the properties collateralizing the debt. See “Liquidity and Capital Resources - Covenant Compliance” in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations regarding non-compliance with certain financial covenants at December 31, 2012.

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25,000,000.

OEH recognizes the risk that a property-specific or group consolidated loan covenant could be breached.  OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in the borrowing costs, or may not be obtainable at all.  If a covenant breach occurred in a material loan facility and OEH was unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured or waived, OEH’s liquidity would be materially adversely affected.

In order to assure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisors to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The options available to OEH will depend on the current economic and financial environment and OEH’s continued compliance with financial covenants. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets.

OEH can give no assurance that its loan facility lenders would agree to modify any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

OEH’s substantial indebtedness could adversely affect its financial health.

OEH has a large amount of debt in its capital structure and may incur additional debt from time to time.  As of December 31, 2012, OEH’s consolidated long-term indebtedness was $521,560,000 (including the current portion and excluding debt of consolidated variable interest entities). Long-term indebtedness of OEH’s consolidated variable interest entities was $97,945,000 (including the current portion). This substantial indebtedness could:

•
require OEH to dedicate much of its cash flow from operations to debt service payments, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes,

•	limit OEH’s ability to obtain additional financing for its business or to repay or refinance its existing indebtedness on satisfactory terms,

•	increase OEH’s vulnerability to adverse economic and industry conditions, including the seasonality of some of OEH’s activities, or

•	limit OEH’s flexibility in planning for, or reacting to, changes in its business and industry as well as the economy generally.

OEH’s failure to repay indebtedness when due may result in a default under that indebtedness and cause cross-defaults under other OEH indebtedness. See the risk factor immediately above.

Increases in interest rates may increase OEH’s interest payment obligations under its existing floating rate debt, and refinanced debt may have higher interest rates than the debt refinanced.

After taking into account OEH’s fixed interest rate swaps, approximately 51% of OEH’s consolidated long-term debt at December 31, 2012 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations.  From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but OEH can give no assurance that those hedges will lessen the impact on OEH of rising interest rates. Also, as OEH refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

Fluctuations in foreign currency exchange rates may have a material adverse effect on OEH’s financial statements.

Substantial portions of OEH’s revenue and expenses are denominated in non-U.S. currencies such as European euros, British pounds sterling, Russian rubles, South African rand, Peruvian nuevos soles, Botswana pula, Brazilian reals, Mexican pesos and various Southeast Asian currencies.  In addition, OEH buys assets and incurs liabilities in these foreign currencies.  Foreign exchange rate fluctuations may have a material adverse effect on OEH’s financial statements. OEH’s financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both:

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

OEH’s ability to pay dividends on its common shares is limited.

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

As an example of these estimates and judgments, OEH evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable.  OEH’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  OEH cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, it may be required to record a further charge in a future statement of operations for goodwill impairment losses.

If OEH fails to establish and maintain proper and effective internal controls, its ability to produce accurate financial statements could be impaired, which could adversely affect OEH’s operating results, and investor, supplier and customer confidence in its reported financial information.

As described in Item 9A—Controls and Procedures, during the fourth quarter of 2011, management determined that OEH had a material weakness in its system of internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in a reasonable possibility that a material misstatement of OEH’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain deferred tax assets and liabilities and its current and deferred tax expense. As a result, there were errors in the tax accounts in the preliminary consolidated financial statements that were corrected prior to issuance of OEH’s consolidated financial statements for the year ended December 31, 2011.  During 2012, OEH implemented a plan to remediate this material weakness in internal control relating to tax and, as reported in Item 9A and the accompanying report by Deloitte LLP, OEH maintained effective internal control over financial reporting as of December 31, 2012.

While the material weakness in internal control in 2011 has been remediated, one or more material weaknesses may be identified in future fiscal years. A material weakness in internal control could lead to errors in OEH’s reported financial results and could have a material adverse effect on OEH’s operations, on investor, supplier and customer confidence in its reported financial information and on the trading price of OEH’s class A common shares.

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

•
market speculation about a potential acquisition of OEH or all or part of its business, such as the unsolicited proposal by The Indian Hotels Company Ltd. announced in October 2012 to acquire all outstanding class A shares,

•	announcements by OEH or its competitors of significant contracts, acquisitions, joint ventures or capital commitments,

•	announcements by third parties of significant claims or proceedings against OEH,

•	the dividend policy for the class A and B common shares,

•	future sales of equity or equity-linked securities including by holders of large positions in the outstanding class A shares, and

•	general domestic and international economic conditions.

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

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 64% of the combined voting power of class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A shares representing an additional 0.3% of the combined voting power.  In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A shares having one-tenth of one vote per share and holders of class B shares having one vote per share.  Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

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

Certain institutional shareholders representing two hedge fund groups challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares.  Those resolutions were rejected at the October 10, 2008 special general meeting of shareholders of the Company by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda on January 12, 2009 against the Company, Holdings and certain of the Company’s directors seeking similar and related relief, including a declaration that the Company holding or voting class B shares, directly or indirectly, was unlawful and an order restraining Holdings from exercising its voting rights attached to the class B shares.  After a trial on preliminary issues relating to the legality of the holding of class B shares in the Company by Holdings, the Court ruled on June 1, 2010 that it is lawful for Holdings to hold and exercise voting rights in respect of class B shares in the Company held by Holdings and struck out the petition in its entirety.  The Court also awarded the respondents their defense costs incurred in the proceedings.  The foregoing description of the Court’s judgment does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.2 to its Current Report on Form 8-K dated June 1, 2010 on the front cover and is incorporated herein by reference.

The corporate governance structure of the Company, with dual class A and B common shares and ownership and voting of the class B shares by Holdings, has been analyzed by legal counsel, and the Company’s board of directors and management believe that the structure is valid under Bermuda law.  The judgment of the Bermuda Supreme Court on June 1, 2010 confirms this belief.  The structure enables OEH to oppose any proposals that OEH believes are contrary to the best interests of the Company and its shareholders, including coercive or unfair offers to acquire the Company, and thus preserve the value of OEH for all shareholders.  The structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the class A common shares.

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

The Company is incorporated in Bermuda, a majority of its directors and officers are residents of Bermuda and Europe, and most of its assets and the assets of its directors and officers are located outside the United States.  As a result, it may be difficult for shareholders to:

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business OEH owns 29 hotels worldwide (including nine under long-term lease), four European tourist trains, its larger cruise ship in Myanmar and five small French canal boats, and one stand-alone restaurant in the United States; owns interests of 50% or less in six hotels in Peru, Spain and the U.S. (including three under long-term lease), its Southeast Asian tourist train and Peru Rail; and has no ownership interest in its smaller river cruise ship in Myanmar (under long-term charter) and one hotel in South Africa (under short-term management agreement). The small regional sales, marketing and operating offices of the hotels, tourist trains and cruise businesses are occupied under operating leases.

ITEM 3.       Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a class A common share in 2012 and 2011 as reported for New York Stock Exchange composite transactions:

	2012		2011
	High	Low	High	Low
First quarter	$10.55	$7.17	$14.24	$11.44
Second quarter	11.10	7.52	12.58	9.66
Third quarter	9.85	7.96	11.42	6.50
Fourth quarter	13.13	8.51	9.05	6.02

The Company paid no cash dividends in 2012 and 2011 and has no present intention to pay dividends in the future. See “Risks Relating to OEH's Financial Condition and Results of Operations” in Item 1A—Risk Factors.

The Islands of Bermuda where the Company is incorporated have no applicable government fiscal or monetary laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions specifically to nonresident holders of the class A and B common shares of the Company or which subject United States holders to taxes.

At February 15, 2013, the number of record holders of the class A common shares of the Company was approximately 60.

During 2012, the Company made no offering of securities including its class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2012, no purchases of the Company’s equity securities were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(d) and (e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.       Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	2012	2011	2010	2009	2008
	$’000	$’000	$’000	$’000	$’000

Revenue	545,518	554,736	469,595	420,826	475,694

Impairments(1)	(5,892)	(20,060)	(13,351)	(6,226)	(28,262)

Gain on disposal of fixed assets(2)	1,514	16,544	—	1,385	—

Earnings from unconsolidated companies, net of tax	2,124	4,357	2,258	4,183	16,771

Net (losses)/earnings from continuing operations	(10,617)	(18,833)	(28,281)	(13,125)	12,162

Earnings/(losses) from discontinued operations, net of tax(3)	3,729	(68,763)	(34,299)	(55,612)	(38,516)

Net losses	(6,888)	(87,596)	(62,580)	(68,737)	(26,354)

Net earnings attributable to non-controlling interests	(173)	(184)	(179)	(60)	(197)

Net losses attributable to Orient-Express Hotels Ltd.	(7,061)	(87,780)	(62,759)	(68,797)	(26,551)

	2012	2011	2010	2009	2008
	$	$	$	$	$

Basic earnings per share:(4)
Net earnings/(losses) from continuing operations	(0.10)	(0.18)	(0.31)	(0.19)	0.28
Net earnings/(losses) from discontinued operations	0.04	(0.67)	(0.37)	(0.82)	(0.89)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.07)	(0.86)	(0.69)	(1.01)	(0.61)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	(0.10)	(0.18)	(0.31)	(0.19)	0.28
Net earnings/(losses) from discontinued operations	0.04	(0.67)	(0.37)	(0.82)	(0.89)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.07)	(0.86)	(0.69)	(1.01)	(0.61)

Dividends per share	—	—	—	—	0.10

	2012	2011	2010	2009	2008
	$’000	$’000	$’000	$’000	$’000

Total assets	1,892,027	1,930,869	2,137,714	2,072,690	2,068,796

Long-term obligations	619,505	634,417	728,445	809,079	788,867

Shareholders’ equity	935,956	950,330	1,064,973	878,709	782,598

(1)
The impairments in 2012 consisted of impairment of property, plant and equipment of $2,538,000 and impairment of other assets of $1,299,000 related to the write-down to fair value of train carriages of OEH's former Great South Pacific Express tourist train which are held in Australia and not in service, and impairment of goodwill at Reid's Palace of $2,055,000.

The impairments in 2011 consisted of impairment of property, plant and equipment at Casa de Sierra Nevada of $8,153,000, and impairment of goodwill at Maroma Resort and Spa, Mount Nelson Hotel, and La Residencia of $11,907,000.

The impairments in 2010 consisted of impairment of property, plant and equipment related to the New York hotel project of $6,386,000, impairment of goodwill at La Samanna and Napasai of $5,895,000, and impairment of other intangible assets of O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. of $1,070,000.

The impairments in 2009 consisted of impairment of goodwill and intangible assets at Miraflores Park Hotel and Casa de Sierra Nevada amounting to $6,226,000.

The impairments in 2008 consisted of impairment of goodwill at Le Manoir aux Quat’Saisons of $5,270,000, and impairment of the equity investment in Hotel Ritz in Madrid of $22,992,000.

(2)	The 2012 gain is related to a capital lease on Grand Hotel Europe that was extinguished as part of a refinancing of its debt facilities.

The 2011 gain is related to the assignment of OEH’s purchase and development agreements for its proposed New York hotel project in April 2011, along with the exercise of a call option by the assignee for excess development rights of the ‘21’ Club restaurant.

The 2009 gain is related to settlement of insurance proceeds for cyclone-damaged assets on the Road to Mandalay ship.

(3)
The results of Lapa Palace Hotel, Windsor Court Hotel, Lilianfels Blue Mountains, Bora Bora Lagoon Resort, Hôtel de la Cité, La Cabana, Keswick Hall, The Observatory Hotel, The Westcliff and Porto Cupecoy have been presented as discontinued operations for all periods presented.

Included in the loss from discontinued operations are real estate, goodwill and property, plant and equipment impairment losses of $3,166,000 in 2012, $65,144,000 in 2011, $30,900,000 in 2010, $54,058,000 in 2009, and $16,453,000 in 2008; gain on sales of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff in 2012 of $15,384,000, gain on sale of Hôtel de la Cité in 2011 of $2,182,000, net gain on sale of Lilianfels Blue Mountains and La Cabana of $6,723,000 in 2010, and gain on sale of Lapa Palace Hotel and Windsor Court Hotel in 2009 of $3,737,000; and insurance loss at Windsor Court Hotel in 2009 of $2,883,000 and an insurance gain at Bora Bora Lagoon Resort in 2010 of $5,750,000, partly offset by restructuring costs of $2,187,000.

(4)	Earnings per share is presented based on net losses attributable to OEH. Presentation based on net losses is not presented because it is not materially different.

See notes to consolidated financial statements (Item 8).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate.

Hotels in 2012 consisted of 35 deluxe hotels (excluding Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff, which were sold during the year), 30 of which were wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. Of the 30 owned hotels, two were purchased in 2010 and another one is scheduled to reopen in early 2013 after renovation. The 30 owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 13 in the rest of the world.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

During 2012, OEH sold Keswick Hall in Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, Australia and The Westcliff in Johannesburg, South Africa. During 2011 OEH sold Hôtel de la Cité in Carcassonne, France. During 2010 OEH sold Lilianfels Blue Mountains in New South Wales, Australia and La Cabana restaurant in Buenos Aires, Argentina.  While The Westcliff was sold in December 2012, OEH is continuing to manage the property for for up to 12 months. None of these properties was considered a long-term fit with OEH’s portfolio and strategy.  Accordingly, the results of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel, The Westcliff, Hôtel de la Cité, Lilianfels Blue Mountains and La Cabana have been reflected as discontinued operations for all periods presented.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment — and two river cruise ships and five canal boats.

OEH's small real estate projects are in St. Martin, French West Indies, and Koh Samui, Thailand. Another project, a residential development adjoining Keswick Hall, was sold with the hotel in January 2012. OEH's real estate project at Porto Cupecoy on the Dutch side of St. Martin was classified as held for sale at December 31, 2012 and has been reflected as discontinued operations for all periods presented. Porto Cupecoy was sold in January 2013.

In 2012, 86% of OEH’s revenue was derived from the hotels and restaurants segment and 14% from tourist trains and cruises.  In the hotels and restaurants segment, 96% of revenue was from owned hotels, 3% from restaurants and 1% from hotel management interests.

Average daily rate, or ADR, is the average amount achieved for rooms sold. ADR is used by management to gauge the level of pricing achieved by a specific hotel or group of hotels in a given period.

Occupancy represents the total number of rooms sold divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of a hotel's available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period.

RevPAR is revenue per available room, which for any hotel in a given period is the total rooms' revenue divided by the number of available rooms. Management uses RevPAR to identify trend information with respect to room revenues and to evaluate hotel performance. RevPAR is a commonly used performance measure in the industry. It is often used in comparison to competitors within a custom defined market or a competitive set.

Same store RevPAR is a comparison of RevPAR based on the operations of the same units in each period, by excluding the effect of any hotel acquisitions in the period or major refurbishments where a property is closed for the whole period.  The comparison also excludes the effect of dispositions (including discontinued operations) or closures.

ADR and RevPAR are measures for a point in time (a day, month or year) and are most often compared across like time periods. Current ADR and RevPAR are not necessarily indicators of future performance.

In 2012, OEH saw same store RevPAR decline of 1% in U.S. dollars, but growth of 3% in local currency. Average occupancy was 58% and ADR was $469. In 2011, same store RevPAR increased 17% in both U.S. dollars and local currency. Average occupancy was 59% and ADR was $465.

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

Revenue and Expenses

OEH derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages.  The main factors for analyzing rooms revenue are the number of room nights sold, or occupancy, and the ADR, and RevPAR referred to above which is a measure of both these factors.

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

The revenue from real estate is primarily derived from the sale of land and buildings.

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

Depreciation and amortization includes depreciation of owned hotels, restaurants, tourist trains and the owned cruise ship and canal boats.

Impact of Foreign Currency Exchange Rate Movements

As reported below in the comparisons of the 2012, 2011 and 2010 financial years under “Results of Operations”, OEH has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Nine of OEH’s owned hotels in 2012 operated in European euros, one operated in South African rand, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was earned in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and European euros, respectively.

Except for the specific instances described above, OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of OEH’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

Market Capitalization

The Company’s class A common share price increased during 2012 from $7.47 at December 31, 2011 to $11.69 at December 31, 2012, and OEH’s market capitalization increased from $767 million at December 31, 2011 to $1.20 billion at December 31, 2012. OEH’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and OEH management performs impairment tests on all long-lived assets. OEH management believes the aggregate market value of these assets exceeds their carrying value, in part because many of OEH’s assets were acquired many years ago.

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

At December 31, 2012, OEH completed its annual goodwill impairment review and identified and recorded goodwill impairments of $2.1 million within its continuing operations, relating to Reid's Palace (mainly due to the effect of ongoing economic factors in Portugal affecting the tourist market in Madeira).

At December 31, 2011, OEH completed its annual goodwill impairment review and identified and recorded goodwill impairments of $11.9 million within its continuing operations, comprised of $7.9 million at Maroma Resort and Spa (mainly due to security concerns in Mexico depressing occupancy), $2.8 million at La Residencia (mainly due to the effect of ongoing economic factors in Spain affecting the tourist market in Mallorca) and $1.2 million at Mount Nelson Hotel (earning less revenue due to the absence of the World Cup football tournament in 2010 and increased competition in Cape Town).  A goodwill impairment of $0.5 million was recorded within discontinued operations, relating to The Westcliff.

At December 31, 2010, OEH did not identify any goodwill impairments during its annual impairment review. However, during 2010, OEH identified goodwill impairments of $5.9 million, comprising $5.4 million at La Samanna and $0.5 million at Napasai. These impairments considered discounted future cash flows prepared as of the balance sheet date or date of a triggering event if earlier.

At December 31, 2012, OEH reclassified real estate assets at Porto Cupecoy for all periods presented as assets held for sale, with results presented within discontinued operations, because the Company anticipated selling to a third party the assets not already encumbered by existing sales contracts. Based on the agreed sales price of $19.0 million, OEH recorded an non-cash impairment charge of $3.2 million for the year ended December 31, 2012. In the year ended December 31, 2011, OEH identified a non-cash real estate asset and property, planet and equipment impairment charge of $38.5 million (2010 - $24.6 million) in respect of its Porto Cupecoy development project. OEH determined that the fair value of assets, less costs to sell, no longer exceeded the carrying value.  The charge was computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums already completed.   This impairment charge principally resulted from changes in future sales estimates as a result of current economic conditions and in light of recent sales experience after completion of the project.

In the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $23.9 million in respect of Keswick Hall, Virginia. The carrying value was written down to the hotel’s estimated fair value. In 2010, OEH recorded an impairment charge against the carrying value of the two model homes on the residential development adjacent to Keswick Hall.  This non-cash impairment charge of $1.6 million resulted from, primarily, a recent offer on one of the two model homes that did not exceed the carrying value of those assets. This is included within losses from discontinued operations. In January 2012, OEH sold Keswick Hall for $22.0 million.

Also in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $8.2 million in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

Also in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $2.2 million in respect of Bora Bora Lagoon Resort, French Polynesia.  The carrying value was written down to the hotel’s fair value. This is included within losses from discontinued operations. In June 2012, OEH sold Bora Bora Lagoon Resort for $3.0 million.

OEH completed the assignment of the purchase and development agreements relating to its proposed New York hotel project in April 2011. However, based on terms under negotiation with interested parties in 2010, OEH recorded a non-cash impairment charge of $6.4 million at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the project.

In the year ended December 31, 2010, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $6.0 million in respect of Hôtel de la Cité. The carrying values of the assets were written down to the fair value to reflect the level of offers received at the time for the purchase of the hotel. This is included within losses from discontinued operations. In August 2011, OEH sold Hôtel de la Cité for $12.9 million.

Liquidity and Financial Condition

As reported below under “Liquidity and Capital Resources”, OEH has substantial scheduled debt repayments and capital commitments in 2013 and is working to improve its liquidity and capital position.  OEH plans to utilize cash on the balance sheet and from operations, sales of non-core assets, appropriate debt or equity finance or other funding sources or, if necessary, to reschedule loan repayments and capital commitments. As reported, one OEH subsidiary and two unconsolidated joint ventures were out of compliance with financial covenants in their loan agreements at December 31, 2012.  It is expected that the non-compliance will be resolved with the relevant lenders.  OEH recognizes that in the current economic climate it is exposed to enhanced risk of a covenant breach under loan agreements during 2013 if weak trading conditions in the luxury hospitality business lead to a deterioration of OEH’s results.  OEH expects to take proactive steps with its bankers to resolve prospectively any likely breach.

Results of Operations

OEH’s operating results for the years 2012, 2011 and 2010, expressed as a percentage of revenue, are as follows:

	2012	2011	2010
Year ended December 31,	%	%	%

Revenue:
Owned hotels - Europe	37	38	36
- North America	20	19	21
- Rest of World	25	25	26
Hotel management/part ownership interests	1	1	1
Restaurants	3	3	3
Hotels and restaurants	86	86	87
Tourist trains and cruises	14	14	13
Real estate	—	—	—
	100	100	100
Expenses:
Cost of services	45	45	47
Selling, general and administrative	39	39	38
Depreciation and amortization	8	8	9
Impairment of goodwill	—	2	1
Impairment of other intangible assets, other assets and property, plant and equipment	1	1	2
Gain on disposal of property, plant and equipment and capital lease	—	(3)	—
Net finance costs	6	8	6
Earnings/(losses) before income taxes	1	—	(3)
Provision for income taxes	(4)	(4)	(4)
Earnings from unconsolidated companies	—	1	—
Net losses from continuing operations	(3)	(3)	(7)
Earnings/(losses) from discontinued operations	1	(12)	(7)

Net losses as a percentage of revenue	(2)	(15)	(14)

Operating information for OEH’s owned hotels for the years ended December 31, 2012, 2011 and 2010 is as follows:

Year ended December 31,	2012	2011	2010

Average Daily Rate (in dollars)
Europe	699	710	637
North America	382	355	333
Rest of the world	369	366	340
Worldwide	469	465	420

Rooms Available
Europe	285,842	287,200	280,454
North America	251,172	251,869	250,423
Rest of the world	404,680	399,511	384,905
Worldwide	941,694	938,580	915,782

Rooms Sold
Europe	158,160	164,380	139,442
North America	165,750	165,017	160,332
Rest of the world	220,093	221,724	202,863
Worldwide	544,003	551,121	502,637

Occupancy (percentage)
Europe	55	57	50
North America	66	66	64
Rest of the world	54	55	53
Worldwide	58	59	55

RevPAR (in dollars)
Europe	387	406	317
North America	252	232	213
Rest of the world	200	203	179
Worldwide	271	273	231

2012 compared to 2011

			Change %
Year ended December 31,	2012	2011	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	387	406	(5)%	2%
North America	252	232	9%	9%
Rest of the world	200	203	(1)%	1%
Worldwide	271	273	(1)%	3%

There were no exclusions from the same store RevPAR data for 2012 and 2011.

2011 compared to 2010

			Change %
Year ended December 31,	2011	2010	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	403	323	25%	19%
North America	232	213	9%	9%
Rest of the world	203	179	13%	13%
Worldwide	268	230	17%	14%

The same store RevPAR data for 2011 and 2010 exclude the operations of Grand Hotel Timeo and Villa Sant'Andrea.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011 and
Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Overview

2012 compared to 2011

The net loss attributable to Orient-Express Hotels Ltd. for the year ended December 31, 2012 was $7.1 million ($0.07 per common share) on revenue of $545.4 million, compared with net loss of $87.8 million ($0.86 per common share) on revenue of $554.7 million in the prior year. OEH's decreased revenue reflects the weakening of the euro and other currencies against the U.S. dollar as well as small decreases in occupancy. The net loss in 2012 includes impairment of goodwill, other assets and property, plant and equipment of $5.9 million and earnings from discontinued operations of $3.7 million. Impairment of goodwill and property, plant and equipment was $20.1 million and losses from discontinued operations were $68.8 million in the year ended December 31, 2011.

2011 compared to 2010

The net loss attributable to Orient-Express Hotels Ltd. for the year ended December 31, 2011 was $87.8 million ($0.86 per common share) on revenue of $554.7 million, compared with net loss of $62.8 million ($0.69 per common share) on revenue of $469.6 million in the prior year. OEH’s revenue in the year ended December 31, 2011 experienced growth as business conditions in the global lodging industry improved from 2010, following the global economic downturn in 2008 and 2009. The net loss in 2011 includes impairment of goodwill and property, plant and equipment of $20.1 million and losses from discontinued operations of $68.8 million.  Impairment of goodwill, other intangible assets, and property, plant and equipment was $13.4 million and losses from discontinued operations were $34.3 million in the year ended December 31, 2010.

Revenue

	2012	2011	2010
Year ended December 31,	$ millions	$ millions	$ millions

Owned hotels - Europe	202.3	213.2	169.8
- North America	107.4	102.7	96.7
- Rest of World	138.7	141.0	121.3
Hotel management/part ownership interests	5.5	5.8	4.3
Restaurants	16.2	16.3	15.8
Hotels and restaurants	470.0	479.0	407.9
Tourist trains and cruises	74.7	75.8	61.7
Real estate	0.7	—	—
	545.4	554.7	469.6

2012 compared to 2011

Total revenue decreased by $9.3 million, or 2%, from $554.7 million in 2011 to $545.4 million in 2012. Hotels and restaurants revenue decreased by $9.0 million, or 2%, from $479.0 million in 2011 to $470.0 million in 2012. Revenue from tourist trains and cruises decreased by $1.1 million, or 1%, from $75.8 million in 2011 to $74.7 million in 2012. The decrease in revenue is generally due to the weakening of the euro and other currencies against the U.S. dollar and small decreases in occupancy.

2011 compared to 2010

Total revenue increased by $85.1 million, or 18%, from $469.6 million in 2010 to $554.7 million in 2011.  Hotels and restaurants revenue increased by $71.1 million, or 17%, from $407.9 million in 2010 to $479.0 million in 2011. Revenue from tourist trains and cruises increased by $14.1 million, or 23%, from $61.7 million in 2010 to $75.8 million in 2011. The increase in revenue is generally due to the continued growth from 2010 following the global economic downturn in 2008 and 2009 and the negative impact this had on the hotel industry.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

Year ended December 31,	2012	2011	2010

Average daily rate (in dollars)	699	710	637
Rooms available (in thousands)	285,842	287,200	280,454
Rooms sold (in thousands)	158,160	164,380	139,442
Occupancy (percentage)	55	57	50
RevPAR (in dollars)	387	406	317

Europe - 2012 compared to 2011

Revenue decreased by $10.9 million, or 5%, from $213.2 million for the year ended December 31, 2011 to $202.3 million for the year ended December 31, 2012 due to the weakening of the euro and the Russian ruble against the U.S. dollar as well as a small decrease in occupancy at the Italian hotels. Exchange rate movements caused revenue to decrease by $14.0 million in 2012 compared with 2011. ADR in U.S. dollars decreased by 2% from $710 in the year ended December 31, 2011 to $699 in the year ended December 31, 2012. Occupancy decreased from 57% in the year ended December 31, 2011 to 55% in the year ended December 31, 2012. On a same store basis, RevPAR in local currency increased by 2% for the year ended December 31, 2012, but decreased by 5% when measured in U.S. dollars.

Europe - 2011 compared to 2010

Revenue increased by $43.4 million, or 26%, from $169.8 million for the year ended December 31, 2010 to $213.2 million for the year ended December 31, 2011. Improved trading conditions across Europe caused the ADR to increase by 11% from $637 in the year ended December 31, 2010 to $710 in the year ended December 31, 2011. Occupancy increased from 50% in the year ended December 31, 2010 to 57% in the year ended December 31, 2011. On a same store basis, RevPAR in local currency increased by 19% for the year ended December 31, 2011, and by 25% when measured in U.S. dollars. Exchange rate movements caused revenue to increase by $7.9 million in the year ended December 31, 2011 compared with the same period in 2010.

North America

Year ended December 31,	2012	2011	2010

Average daily rate (in dollars)	382	355	333
Rooms available (in thousands)	251,172	251,869	250,423
Rooms sold (in thousands)	165,750	165,017	160,332
Occupancy (percentage)	66	66	64
RevPAR (in dollars)	252	232	213

North America - 2012 compared to 2011

Revenue increased by $4.7 million, or 5%, from $102.7 million in the year ended December 31, 2011 to $107.4 million in the year ended December 31, 2012, driven by revenue growth of $2.3 million at Charleston Place and $1.2 million at La Samanna.  North American ADR increased by 8% from $355 in the year ended December 31, 2011 to $382 in the year ended December 31, 2012. Occupancy remained flat at 66% for the years ended December 31, 2012 and 2011. On a same store basis, RevPAR increased from $232 in the year ended December 31, 2011 to $252 for the year ended December 31, 2012. This translated to an increase of 9% in both local currency and U.S. dollars.

North America - 2011 compared to 2010

Revenue increased by $6.0 million, or 6%, from $96.7 million in the year ended December 31, 2010 to $102.7 million in the year ended December 31, 2011. In the year ended December 31, 2011, Charleston Place hotel had a revenue increase of $4.5 million, or 9%, over the prior year, primarily from increases in ADR and occupancy. North American ADR increased by 7% from $333 in the year ended December 31, 2010 to $355 in the year ended December 31, 2011. Occupancy increased from 64% in the year ended December 31, 2010 to 66% in the year ended December 31, 2011. On a same store basis, RevPAR increased from $213 in the year ended December 31, 2010 to $232 for the year ended December 31, 2011. This translated to an increase of 9% in both local currency and U.S. dollars.

Rest of the World

Year ended December 31,	2012	2011	2010

Average daily rate (in dollars)	369	366	340
Rooms available (in thousands)	404,680	399,511	384,905
Rooms sold (in thousands)	220,093	221,724	202,863
Occupancy (percentage)	54	55	53
RevPAR (in dollars)	200	203	179

Total Rest of the World - 2012 compared to 2011

Revenue decreased by $2.3 million, or 2%, from $141.0 million in the year ended December 31, 2011 to $138.7 million in the year ended December 31, 2012.  Exchange rate movements caused revenue to decrease by $3.4 million. The ADR for the Rest of the World region on a same store basis in U.S. dollars increased from $366 in the year ended December 31, 2011 to $369 for the year ended December 31, 2012. Occupancy decreased from 55% to 54%. RevPAR on a same store basis decreased by 1% in U.S. dollars from $203 in the year ended December 31, 2011 to $200 for the year ended December 31, 2012, but increased by 1% when measured in local currency.

Total Rest of the World - 2011 compared to 2010

Revenue increased by $19.7 million, or 16%, from $121.3 million in the year ended December 31, 2010 to $141.0 million in the year ended December 31, 2011.  Exchange rate movements were responsible for $0.7 million of the revenue increase. The ADR for the Rest of the World region on a same store basis in U.S. dollars increased from $340 in the year ended December 31, 2010 to $366 for the year ended December 31, 2011. Occupancy also increased, from 53% to 55%, which resulted in an increase in RevPAR on a same store basis in U.S. dollars of 13% from $179 in the year ended December 31, 2010 to $203 for the year ended December 31, 2011, and 13% when measured in local currency.

South America - 2012 compared to 2011

Revenue at OEH’s hotels in South America collectively decreased by $6.5 million, or 7%, from $91.0 million in the year ended December 31, 2011 to $84.5 million in the year ended December 31, 2012. A $10.2 million decrease at Copacabana Palace, which was partially closed for the second half of 2012 due to major renovation works, was partially offset by revenue growth at OEH's other South American properties.

South America - 2011 compared to 2010

Revenue at OEH’s hotels in South America collectively increased by $16.8 million, or 23%, from $74.2 million in the year ended December 31, 2010 to $91.0 million in the year ended December 31, 2011. Copacabana Palace had a revenue increase of $11.0 million, or 20%, primarily from increases in occupancy and ADR.

Asia - 2012 compared to 2011

Revenue at OEH’s six Asian hotels collectively increased by $3.9 million, or 14%, from $28.3 million in the year ended December 31, 2011 to $32.2 million in the year ended December 31, 2012. Exchange rate movements across the region were responsible for a revenue decrease of $0.9 million. Occupancy for the year increased by two percentage points, from 59% in the year ended December 31, 2011 to 61% for the year ended December 31, 2012. ADR in U.S. dollars increased by 12% from $274 in the year ended December 31, 2011 to $307 for the year ended December 31, 2012. This translated into an increase in RevPAR in U.S. dollars of $24, or 15%, from $163 in the year ended December 31, 2011 to $187 for the year ended December 31, 2012.

Asia - 2011 compared to 2010

Revenue at OEH’s six Asian hotels collectively increased by $5.7 million, or 25%, from $22.6 million in the year ended December 31, 2010 to $28.3 million in the year ended December 31, 2011. Exchange rate movements across the region were responsible for $0.7 million of the revenue increase. Occupancy increased from 56% in the year ended December 31, 2010 to 59% for the year ended December 31, 2011. ADR in U.S. dollars increased by 17%, from $234 in the year ended December 31, 2010 to $274 for the year ended December 31, 2011. This translated into an increase in RevPAR in U.S. dollars of $33, or 25%, from $130 in the year ended December 31, 2010 to $163 for the year ended December 31, 2011.

Southern Africa - 2012 compared to 2011

Southern Africa revenue increased by $0.3 million, or 1%, from $21.6 million in the year ended December 31, 2011 to $21.9 million in the year ended December 31, 2012. During 2012, there was a 2% increase in ADR, offset by a 1% decrease in occupancy when compared to 2011. Exchange rate movements across the region also caused a revenue decrease of $2.4 million. RevPAR in U.S. dollars for the year ended December 31, 2012 was $134, a decrease of 1% from $136 for the same period in 2011, but an increase of 11% from $121 in the year ended December 31, 2011 to $134 for the year ended December 31, 2012 when measured in local currency.

Southern Africa - 2011 compared to 2010

Southern Africa revenue decreased by $2.9 million, or 12%, from $24.5 million in the year ended December 31, 2010 to $21.6 million in the year ended December 31, 2011. This decrease was net of $0.1 million of exchange rate gains on the translation of the South African rand and Botswana pula to U.S. dollars. The revenue decrease was primarily due to the absence of the World Cup football tournament which was hosted by South Africa in 2010 and to increased competition in Cape Town. RevPAR in U.S. dollars for the year ended December 31, 2011 was $136, a decrease of 7% in both U.S. dollars and local currency from $146 for the same period in 2010.

Hotel Management and Part-Ownership Interests:

2012 compared to 2011

Revenue decreased by $0.3 million, or 5%, from $5.8 million in the year ended December 31, 2011 to $5.5 million in the year ended December 31, 2012.

2011 compared to 2010

Revenue increased by $1.5 million, or 35%, from $4.3 million in the year ended December 31, 2010 to $5.8 million in the year ended December 31, 2011, primarily due to higher management fees from the managed hotels in Peru as they experienced improved results.

Restaurants:

2012 compared to 2011

Revenue decreased by $0.1 million, or 1%, from $16.3 million in the year ended December 31, 2011 to $16.2 million in the year ended December 31, 2012, primarily from a decrease in the number of covers being served at ‘21’ Club resulting from the aftermath of Hurricane Sandy.

2011 compared to 2010

Revenue increased by $0.5 million, or 3%, from $15.8 million in the year ended December 31, 2010 to $16.3 million in the year ended December 31, 2011, primarily due to an increase in the number of covers being served at ‘21’ Club.

Trains and Cruises:

2012 compared to 2011

Revenue decreased by $1.1 million, or 1%, from $75.8 million in the year ended December 31, 2011 to $74.7 million in the year ended December 31, 2012. A decrease of $2.9 million from U.K.-based trains was partially offset by gains from other businesses, most notably Road to Mandalay where revenue grew by $1.2 million. Exchange rate movements across the segment were responsible for $0.8 million of the revenue decrease.

2011 compared to 2010

Revenue increased by $14.1 million, or 23%, from $61.7 million in the year ended December 31, 2010 to $75.8 million in the year ended December 31, 2011. All businesses included within the trains and cruises segment showed increases compared to 2010, mainly from improved customer demand. The largest increase was from Venice Simplon-Orient-Express, which grew by $5.0 million, or 25%, from $19.7 million in the year ended December 31, 2010 to $24.7 million in the year ended December 31, 2011. Exchange rate movements across the segment were responsible for $2.0 million of the revenue increase.

Real Estate:

2012 compared to 2011

Revenue of $0.7 million for the year ended December 31, 2012 relates to the sale of the final two residential lots at Keswick Hall estate which did not form part of the sale of the hotel property in January 2012. Formerly, real estate revenues were primarily from the Porto Cupecoy property development, which are now presented within discontinued operations for all periods presented.

2011 compared to 2010

Real estate revenue was $Nil for the years ended December 31, 2011 and 2010, as revenues for Porto Cupecoy property development are now within discontinued operations for all periods presented.

Depreciation and amortization

2012 compared to 2011

Depreciation and amortization increased by $0.1 million from $43.8 million in the year ended December 31, 2011 to $43.9 million in the year ended December 31, 2012. Exchange rate movements were responsible for a decrease of $1.7 million.

2011 compared to 2010

Depreciation and amortization increased by $1.2 million, or 3%, from $42.6 million in the year ended December 31, 2010 to $43.8 million in the year ended December 31, 2011. Exchange rate movements were responsible for an increase of $1.4 million.

Cost of services

2012 compared to 2011

Cost of services decreased by $4.6 million, or 2%, from $249.8 million in the year ended December 31, 2011 to $245.2 million in the year ended December 31, 2012. Exchange rate movements were responsible for a decrease of $8.2 million. Cost of services were 45% of revenue in the years ended December 31, 2012 and 2011.

2011 compared to 2010

Cost of services increased by $30.4 million, or 14%, from $219.4 million in the year ended December 31, 2010 to $249.8 million in the year ended December 31, 2011. Exchange rate movements were responsible for $8.2 million of the total increase. Cost of services were 45% of revenue in the year ended December 31, 2011 and 47% of revenue in the year ended December 31, 2010.

Selling, general and administrative expenses

2012 compared to 2011

Selling, general and administrative expenses decreased by $5.9 million, or 3%, from $215.9 million in the year ended December 31, 2011 to $210.0 million in the year ended December 31, 2012. Exchange rate movements were responsible for $5.0 million of the total decrease. Selling, general and administrative expenses were 39% of revenue in the years ended December 31, 2012 and 2011.

2011 compared to 2010

Selling, general and administrative expenses increased by $37.5 million, or 21%, from $178.4 million in the year ended December 31, 2010 to $215.9 million in the year ended December 31, 2011. In 2011, an expense of $2.5 million was recorded to settle litigation associated with the ‘21’ Club. Exchange rate movements were responsible for $5.4 million of the total increase. Selling, general and administrative expenses were 39% of revenue in the year ended December 31, 2011 and 38% of revenue in the year ended December 31, 2010.

Impairment of goodwill

2012 compared to 2011

Impairment of goodwill decreased by $9.8 million, from $11.9 million in the year ended December 31, 2011 to $2.1 million in the year ended December 31, 2012. On October 1, 2012, OEH performed its annual goodwill impairment review. OEH identified and recorded goodwill impairments of $2.1 million within its continuing operations, which related entirely to Reid's Palace. At December 31, 2011, OEH identified and recorded goodwill impairments of $11.9 million within its continuing operations, comprising $7.9 million at Maroma Resort and Spa, $2.8 million at La Residencia and $1.2 million at Mount Nelson Hotel.

2011 compared to 2010

Impairment of goodwill increased by $6.0 million, from $5.9 million in the year ended December 31, 2010 to $11.9 million in the year ended December 31, 2011. At December 31, 2011, OEH identified and recorded goodwill impairments of $11.9 million within its continuing operations, comprising $7.9 million at Maroma Resort and Spa, $2.8 million at La Residencia and $1.2 million at Mount Nelson Hotel. At December 31, 2010, OEH had not identified any goodwill impairments during its annual impairment review. However, during 2010 OEH did identify and record goodwill impairments of $5.9 million in its continuing operations, comprising $5.4 million at La Samanna and $0.5 million at Napasai.

Impairment of other intangible assets, other assets and property, plant and equipment

2012 compared to 2011

Impairment of other intangible assets, other assets and property, plant and equipment decreased by $4.4 million from $8.2 million in the year ended December 31, 2011 to $3.8 million in the year ended December 31, 2012. In the year ended December 31, 2012, OEH identified a non-cash property, plant and equipment and other assets charge of $3.8 million relating to the write down to fair value of train carriages of OEH's former Great South Pacific Express tourist train which are held in Australia and not in service. In the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8.2 million in respect of Casa de Sierra Nevada. The carrying value was written down to the hotel’s fair value.

2011 compared to 2010

Impairment of other intangible assets and property, plant and equipment increased by $0.7 million from $7.5 million in the year ended December 31, 2010 to $8.2 million in the year ended December 31, 2011. In the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8.2 million in respect of Casa de Sierra Nevada. The carrying value was written down to the hotel’s fair value.

In the year ended December 31, 2010, based on terms under negotiation with interested parties for the assignment of OEH's purchase and development agreements relating to its proposed New York hotel project, OEH recorded a non-cash impairment charge of $6.4 million on land and buildings for the capitalized pre-development expenses incurred in the project. The assignment was completed in 2011. Also, OEH identified and recorded a non-cash Internet sites impairment charge of $1.1 million in respect of its two Internet-based businesses. The carrying values of the intangible assets were written down to reflect the level of offers being received at the time they were considered held for sale. Subsequent to December 31, 2010, these assets were returned to continuing operations as all the criteria for held for sale treatment were subsequently not met.

Gain on disposal of property, plant and equipment and capital lease

2012 compared to 2011

In December 2012, OEH signed agreements for a new loan facility of $50.0 million secured by the assets of Grand Hotel Europe. A capital lease on the hotel was extinguished as part of that refinancing, resulting in a gain of $1.5 million in the year ended December 31, 2012.

OEH completed the assignment of the purchase and development agreements relating to its proposed New York hotel project in April 2011, resulting in a gain, net of costs, of $0.5 million in the year ended December 31, 2011. As part of this assignment, the assignee in December 2011 also acquired excess development rights held by ‘21’ Club. Cumulative gain on the sale of the purchase and development agreements and the excess development rights was $16.5 million.

2011 compared to 2010

OEH completed the assignment of the purchase and development agreements relating to its proposed New York hotel project in April 2011, resulting in a gain, net of costs, of $0.5 million in the year ended December 31, 2011. As part of this assignment, the assignee in December 2011 also acquired excess development rights held by ‘21’ Club. Cumulative gain on the sale of the purchase and development agreements and the excess development rights was $16.5 million. There were no gains or losses on disposal in the year ended December 31, 2010.

Adjusted earnings by segment

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”). Segment performance for the years 2012, 2011 and 2010 is analyzed as follows:

	2012	2011	2010
Year ended December 31,	$ millions	$ millions	$ millions

Adjusted earnings by segment:
Owned hotels - Europe	56.3	60.3	37.4
- North America	19.5	13.6	15.0
- Rest of World	34.7	33.5	28.6
Hotel management/part ownership interests	2.8	5.3	2.2
Restaurants	2.2	(0.1)	2.5
Hotels and restaurants	115.5	112.6	85.7
Tourist trains and cruises	22.2	20.9	17.4
Real estate	(0.6)	—	(0.3)

Reconciliation to net losses:
Total adjusted earnings by segment	137.1	133.5	102.8

Gain on disposal	1.5	16.5	—
Impairment of goodwill	(2.1)	(11.9)	(5.9)
Impairment of other intangible assets, other assets and property, plant and equipment	(3.8)	(8.2)	(7.5)
Impairment of property, plant and equipment in unconsolidated company	—	(0.6)	—
Central overheads	(39.0)	(37.1)	(26.5)
Depreciation and amortization	(43.9)	(43.8)	(42.6)
Interest income	1.1	2.4	1.3
Interest expense	(30.9)	(42.6)	(34.2)
Foreign currency, net	(2.8)	(4.6)	4.7
Provision for income taxes	(22.0)	(20.1)	(18.2)
Share of provision for income taxes of unconsolidated companies	(5.8)	(2.3)	(2.2)

Losses from continuing operations	(10.6)	(18.8)	(28.3)
Earnings/(losses) from discontinued operations	3.7	(68.8)	(34.3)

Net losses	(6.9)	(87.6)	(62.6)

2012 compared to 2011

The European hotels collectively reported adjusted earnings by segment of $56.3 million for the year ended December 31, 2012, a decrease of $4.0 million, or 7%, from $60.3 million for the same period in 2011. $4.0 million of the decrease was attributable to exchange rate movements. As a percentage of European hotels revenue, the European adjusted earnings by segment margin remained flat at 28% for the years ended December 31, 2012 and 2011.

Adjusted earnings by segment in the North American hotels region increased $5.9 million, or 43%, from $13.6 million in the year ended December 31, 2011 to $19.5 million in the year ended December 31, 2012. As a percentage of North American hotels revenue, the North American segment adjusted earnings by segment margin increased from 13% in 2011 to 18% in 2012.

Adjusted earnings by segment in the Rest of the World hotels region increased by $1.2 million, or 4%, from $33.5 million in the year ended December 31, 2011 to $34.7 million in the year ended December 31, 2012. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin increased from 24% for 2011 to 25% for 2012.

Adjusted earnings by segment in restaurants increased by $2.3 million from a loss of $0.1 million in the year ended December 31, 2011 to earnings of $2.2 million in the year ended December 31, 2012. The movement was due to a $2.5 million charge in 2011 related to settlement of employee litigation.

Adjusted earnings by segment in tourist trains and cruises increased by $1.3 million, or 6%, from $20.9 million in the year ended December 31, 2011 to $22.2 million in the year ended December 31, 2012. As a percentage of revenue from tourist trains and cruises, adjusted earnings by segment margin increased from 28% in 2011 to 30% in 2012.

Central overheads increased by $1.9 million, or 5%, from $37.1 million in the year ended December 31, 2011 to $39.0 million in the year ended December 31, 2012. The significant variances included professional advisory fees of $1.2 million related to the unsolicited proposal from The Indian Hotels Company Limited received on October 18, 2012 to acquire OEH, and CEO search fees of $0.8 million. As a percentage of revenue, central overheads were 7% in both 2012 and 2011.

2011 compared to 2010

The European hotels collectively reported adjusted earnings by segment of $60.3 million for the year ended December 31, 2011, an increase of $22.9 million, or 61%, from $37.4 million in the year ended December 31, 2010. Improvement was largely due to the Italian hotels. As a percentage of European hotels revenue, the European adjusted earnings by segment margin increased from 22% in 2010 to 28% in 2011.

Adjusted earnings by segment in the North American hotels region decreased by $1.4 million, or 9%, from $15.0 million in the year ended December 31, 2010 to $13.6 million in the year ended December 31, 2011. As a percentage of North American hotels revenue, the North American adjusted earnings by segment margin decreased from 15% in 2010 to 13% in 2011.

Adjusted earnings by segment in the Rest of the World hotels region increased by $4.9 million, 17%, from $28.6 million in the year ended December 31, 2010 to $33.5 million in the year ended December 31, 2011. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin remained flat at 24% for 2011 and 2010.

Adjusted earnings by segment in restaurants decreased by $2.6 million from earnings of $2.5 million in the year ended December 31, 2010 to a loss of $0.1 million in the year ended December 31, 2011. The movement was due to a $2.5 million charge in 2011 related to settlement of employee litigation.

Adjusted earnings by segment in tourist trains and cruises increased by $3.5 million, or 20%, from $17.4 million in the year ended December 31, 2010 to $20.9 million in the year ended December 31, 2011. As a percentage of revenue from tourist trains and cruises, adjusted earnings by segment margin was 28% in both 2011 and 2010.

Central overheads increased by $10.6 million, or 40%, from $26.5 million in the year ended December 31, 2010 to $37.1 million in the year ended December 31, 2011. The significant variances included compensation and performance-related employee incentives of $2.6 million (including bonuses for exceeding OEH’s 2011 budget), management restructuring, CEO search and other professional fees of $2.0 million, share option expense of $1.2 million and premises and moving costs associated with the relocation of the London office of $0.9 million. In the year ended December 31, 2010, there were litigation and other one-time credits of $2.0 million. As a percentage of revenue, central overheads increased from 6% in 2010 to 7% in 2011.

Earnings from operations

2012 compared to 2011

Earnings from operations increased by $0.2 million, from $41.7 million in the year ended December 31, 2011 to $41.9 million in the year ended December 31, 2012, due to the factors described above.

2011 compared to 2010

Earnings from operations increased by $25.9 million, from $15.8 million in the year ended December 31, 2010 to $41.7 million in the year ended December 31, 2011, due to the factors described above.

Net finance costs

2012 compared to 2011

Net finance costs decreased by $12.2 million, or 27%, from $44.8 million for the year ended December 31, 2011 to $32.6 million for the year ended December 31, 2012. The year ended December 31, 2011 included a foreign exchange loss of $4.6 million compared to a foreign exchange loss of $2.8 million in the year ended December 31, 2012. Interest expense decreased by $11.7 million, or 27%, from $42.6 million in the year ended December 31, 2011 to $30.9 million in the year ended December 31, 2012. Interest expense for the year ended December 31, 2011 included swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy and a write-off of deferred financing costs of $1.7 million at La Samanna, compared to $1.8 million of similar costs related to the Sicilian properties for the year ended December 31, 2012. Also, in the year ended December 31, 2011, interest was capitalized of $0.9 million, while $4.2 million was capitalized in the year ended December 31, 2012. The remaining reduction in interest expense was due to lower interest rates and a reduction of debt over the last 12 months.

2011 compared to 2010

Net finance costs increased by $16.6 million, or 59%, from $28.2 million for the year ended December 31, 2010 to $44.8 million for the year ended December 31, 2011. The year ended December 31, 2010 included a foreign exchange gain of $4.7 million compared to a foreign exchange loss of $4.6 million in the year ended December 31, 2011. Excluding these foreign exchange items, net interest expense increased by $8.4 million, or 25%, from $34.2 million in the year ended December 31, 2010 to $42.6 million in the year ended December 31, 2011. This increase in the 2011 period was primarily as a result of higher interest rates on debt refinanced in 2010, the write-off of deferred financing costs of $1.7 million at La Samanna and swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy. Also, in the year ended December 31, 2010, interest was capitalized of $2.2 million, while $0.9 million was capitalized in the year ended December 31, 2011.

Provision for income taxes

2012 compared to 2011

The provision for income taxes increased by $1.9 million, or 9%, from $20.1 million in 2011 to $22.0 million in 2012.

The Company is incorporated in Bermuda, which does not impose an income tax. OEH's effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rates imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognized at year end.

Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in various jurisdictions, the effect of valuation allowances, and uncertain tax positions. The income tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Discrete items which had the most significant impact on the tax rate include a deferred tax charge of $0.1 million in 2012 (2011 - credit of $2.1 million) arising in respect of foreign exchange gain/loss on the measurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differs from the functional currency.

The provision for income taxes for 2012 included a deferred tax provision of $6.1 million in respect of valuation allowances due to a change in the estimate concerning OEH's ability to realize loss carry-forwards in certain jurisdictions compared to a $11.8 million provision in 2011.

2011 compared to 2010

The provision for income taxes increased by $1.9 million, or 10%, from $18.2 million in 2010 to $20.1 million in 2011.

The provision for income taxes for 2011 included a deferred tax provision of $11.8 million in respect of valuation allowances due to a change in the estimate concerning OEH's ability to realize loss carry-forwards in certain jurisdictions compared to a $19.0 million provision in 2010.

Earnings from unconsolidated companies

2012 compared to 2011

Earnings from unconsolidated companies net of tax decreased by $2.3 million, or 52%, from $4.4 million in the year ended December 31, 2011 to $2.1 million in the year ended December 31, 2012. The tax expense associated with earnings from unconsolidated companies was $2.3 million in 2011 and $5.8 million in 2012.

2011 compared to 2010

Earnings from unconsolidated companies net of tax increased by $2.1 million, or 91%, from $2.3 million in the year ended December 31, 2010 to $4.4 million in the year ended December 31, 2011. Earnings from the Peru hotels joint venture increased by $2.1 million, as the hotels recovered from property damage and business interruption caused by floods in 2010. This was offset by a non-cash property, plant and equipment charge of $0.6 million in respect of Las Casitas del Colca, one of the hotels within the Peru hotels joint venture, which reduced the amount of earnings recorded by OEH related to unconsolidated companies.  The carrying value was written down to the hotel’s fair value based on the joint venture’s best estimates. The tax expense associated with earnings from unconsolidated companies was $2.2 million in 2010 and $2.3 million in 2011.

Net earnings/(losses) from discontinued operations

2012 compared to 2011

The earnings from discontinued operations for the year ended December 31, 2012 were $3.7 million, an increase of $72.5 million from the losses recognized for the year ended December 31, 2011 of $68.8 million.

Earnings from discontinued operations for the year ended December 31, 2012 include a gain of $5.4 million on the disposal of The Westcliff, which was sold in December 2012, a gain of $5.4 million on the disposal of The Observatory Hotel, which was sold in August 2012, a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold in June 2012, and a gain of $4.0 million on the disposal of Keswick Hall, which was sold in January 2012. These gains were partially offset by operating losses of $5.2 million from Porto Cupecoy which was reclassified to discontinued operations in December 2012.

Losses from discontinued operations for the year ended December 31, 2011 include impairment charges of $38.5 million at Porto Cupecoy, $23.9 million at Keswick Hall and $2.2 million at Bora Bora Lagoon Resort, as the carrying values were written down to the fair values of the properties. These losses were offset by a gain of $2.2 million on the disposal of Hôtel de la Cité, which was sold in August 2011.

2011 compared to 2010

The losses from discontinued operations for the year ended December 31, 2011 were $68.8 million, an increase of $34.5 million from the losses recognized the year ended December 31, 2010 of $34.3 million.

Losses from discontinued operations for the year ended December 31, 2011 include impairment charges of $38.5 million at Porto Cupecoy, $23.9 million at Keswick Hall and $2.2 million at Bora Bora Lagoon Resort, as the carrying values were written down to the fair values of the properties. These losses were offset by a gain of $2.2 million on the disposal of Hôtel de la Cité, which was sold in August 2011.

Losses from discontinued operations for the year ended December 31, 2010 include impairment charges of $24.6 million at Porto Cupecoy, $6.0 million at Hôtel de la Cité and $1.6 million at Keswick Hall, as the carrying values were written down to the fair values of the properties. In addition, a loss of $0.5 million was recognized on the disposal of La Cabana restaurant, which was sold in May 2010. These losses were offset by a gain of $7.2 million on the disposal of Lilianfels Blue Mountains, which was sold in January 2010.

Liquidity and Capital Resources

Overview

OEH's primary short-term cash needs include payment of compensation, general business expenses, servicing of finance and capital commitments and contractual payment obligations which includes principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At December 31, 2012, total debt and obligations under capital leases amounted to $521.6 million (2011 - $543.9 million), including a current portion of $90.1 million (2011 - $77.1 million) repayable within 12 months. Additionally, OEH had capital commitments at December 31, 2012 amounting to $9.7 million (2011 - $15.4 million).

OEH had cash and cash equivalents of $93.4 million at December 31, 2012, $3.3 million more than the $90.1 million at December 31, 2011. In addition, OEH had restricted cash balances of $21.1 million (2011 - $13.2 million). At December 31, 2012, there were undrawn amounts available to OEH under committed short-term lines of credit of $4.5 million (2011 - $4.4 million), bringing total cash availability at December 31, 2012 to $97.9 million, excluding the restricted cash of $21.1 million. When assessing cash and cash equivalents within OEH, management considers the availability of those cash resources held within local business units to meet the strategic needs of OEH.

OEH believes that the cash position of OEH together with projected available cash flows from operations, the availability of cash through revolving lines of credit and debt facilities, and other options available to OEH to respond to challenging economic conditions provide sufficient financial resources to fund current cash requirements as well as OEH's capital objectives in 2013 and the foreseeable future.

OEH expects to fund working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities and disposing of non-core assets.

Currently, OEH's long-term liquidity is constrained due to the uncertainty in the economic environment. In addition to operating cash flows generated from the core business, OEH has other sources of liquidity such as sale of non-core assets, potential debt and equity issuances and obtaining new debt facilities to meet its cash needs. If OEH's long-term cash flow is still insufficient, then OEH may need to extend the term of maturing debt facilities. OEH has had a strong track record of being able to refinance existing facilities and complete planned sales of non-core assets to generate additional liquidity. However, these options are dependent on third parties and are not solely within OEH's control.

In recent years, OEH has raised substantial cash resources from the sale of non-core assets. While the sale of other non-core assets is under consideration, this may not continue to be a source of cash at similar levels in the future. Therefore, the performance of OEH's underlying business and OEH's ability to raise new capital, including refinancing its existing debt facilities, are key sources of liquidity to fund cash flow requirements.

Recent Events Affecting OEH's Liquidity and Capital Resources

In January 2012, OEH completed the sale of Keswick Hall, Virginia, for gross proceeds of $22.0 million, repaying associated debt of $10.0 million. In June 2012, OEH completed the sale of Bora Bora Lagoon Resort, French Polynesia, for gross proceeds of $3.0 million. In August 2012, OEH completed the sale of The Observatory Hotel, Sydney, for gross proceeds of A$40.0 million ($42.1 million), of which A$10.7 million ($11.2 million) was used to repay a bank loan secured by the hotel. In December 2012, OEH completed the sale of The Westcliff, Johannesburg, for gross proceeds of $26.0 million. Total consideration for sales of non-core assets completed in 2012 was $93.1 million and $71.9 million after repayment of associated loans. In addition, in January 2013, OEH completed the sale of Porto Cupecoy, its real estate development on the Dutch side of St. Martin, for gross proceeds of $19.0 million. OEH is also currently considering the sales prospects of other non-core properties.

In June 2012, OEH refinanced a $13.3 million facility secured by Napasai, Koh Samui, extending the maturity from 2012 to 2017.

In September 2012, OEH obtained a new loan of €35 million ($44.4 million) that matures in three years and bears interest at EURIBOR plus 5%, to refinance €36.8 million ($46.8 million) of long-term debt that was due to mature in 2013 related to the two Sicilian hotels.

Also in September 2012, OEH obtained a new loan of $12.0 million secured on the cash flows of its two hotels in Bali. The loan is expected to be drawn in the third quarter of 2013 and will be used to refurbish Jimbaran Puri Bali hotel. The loan has an interest rate of LIBOR plus 3.75% and matures in September 2015.

In December 2012, OEH signed a new $50.0 million loan bearing interest at LIBOR plus 7.00% and maturing in December 2017, secured by Grand Hotel Europe, that will provide approximately $20.0 million for general corporate purposes, $4.0 million for repayment of existing debt and $26.0 million for refurbishment of the hotel.

Also in December 2012, an additional $9.2 million was borrowed from existing lenders to Charleston Place Hotel. These funds will be used to finance the first phase of a three-year rooms refurbishment program at the hotel.

Altogether in 2012, OEH raised $118.3 million of new debt and had repayments of principal, including normal amortization, of $134.7 million.

Covenant Compliance

OEH has several loan facilities with commercial banks, most of which relate to specific hotel operations or other properties and are secured by a mortgage on particular properties. In most cases, the borrower is either the Company or a subsidiary owning the property and the loan is guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning subsidiary's ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants. Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Where the Company is the borrower or the guarantor, most facilities contain financial covenants which are based on OEH's performance on a consolidated basis and typically include a quarterly interest coverage test and a quarterly net worth test.

OEH recognizes the risk that a property-specific or group-consolidated loan covenant could be breached. Given the current economic environment and recent performance of OEH's business, compliance with loan covenants is closely monitored as certain facilities are experiencing low headroom. In order to minimize this risk, OEH regularly prepares cash flow and other projections which are used to forecast covenant compliance under all loan facilities. If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in the borrowing costs.

Many of OEH's bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH's largest loan facility, the specified cross-default threshold amount is $25.0 million. None of the facilities out of covenant compliance described below have triggered cross-default provisions of other OEH facilities.

At December 31, 2012, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $1.7 million outstanding on this loan has been classified as a current portion of debt and OEH expects to rectify this non-compliance in the first half of 2013. In addition, two unconsolidated joint venture companies for which OEH provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru in which OEH has a 50% interest was out of compliance with a debt service coverage ratio covenant for a loan of $7.6 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and OEH anticipates rectifying the breach through refinancing or renegotiating covenant terms in the second half of 2013. Although the banks currently remain entitled to do so, OEH does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
The Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at December 31, 2012 with the debt service coverage ratio in its first mortgage loan facility amounting to $85.0 million.  Although the loan is non-recourse to and not credit-supported by OEH or the joint venture partner in the hotel, each has provided separate partial guarantees of $9.9 million and a working capital guarantee of $1.2 million as of December 31, 2012, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. However, discussions continue to progress with the lender as to how to bring the hotel into long-term compliance. OEH does not expect the bank to call the loan and, therefore, does not believe the Company will be required to fund the guarantees.

Based on its current financial forecasts, OEH believes it will continue to comply with substantially all financial covenants in its loan facilities, except for the instances of non-compliance noted above. While there is forecast low covenant compliance headroom under certain other small facilities, OEH believes an event of default under those other facilities can be avoided through OEH's mitigating actions. However, if OEH does not comply with the covenants and obligations in its loan agreements, its lenders may choose to declare a default and exercise their rights, including acceleration of the debt obligations, and as a consequence OEH may determine it necessary to pursue alternative means to meet business obligations.
In addition to operating cash flows, OEH has various options available to obtain additional cash resources should economic conditions deteriorate or loan covenants be breached and OEH was unable to obtain a waiver of or renegotiate a financial covenant breach. Among these options are refinancing loan facilities, reducing expenditures such as refurbishment and property maintenance projects, issuing new debt or equity securities, or selling remaining non-core assets. Although OEH does not anticipate this to be the case, if circumstances were to arise in which cash is needed immediately, OEH may sell properties below fair market value in order to timely generate additional cash to meet business needs.

In the unlikely event OEH's future results of operations are significantly less than forecast and mitigating actions by OEH are unsuccessful, breaches of one or more financial covenants could occur that result in loan facility defaults and cross-defaults. In that circumstance, OEH could be required to repay a large amount of its bank debt at a time when its cash resources would be insufficient to fund the repayment.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $28.7 million at December 31, 2012, a decrease from $132.4 million at December 31, 2011. The main factor that contributed to the decrease in working capital was a decrease in assets of discontinued operations held for sale.

Cash Flow - Sources and Uses of Cash

At December 31, 2012 and 2011, OEH had cash and cash equivalents of $93.4 million and $90.1 million, respectively. In addition, OEH had restricted cash of $21.1 million and $13.2 million as of December 31, 2012 and 2011, respectively.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012 was $45.6 million compared to $42.2 million for the year ended December 31, 2011 and $57.1 million for the year ended December 31, 2010.

The results of operations are the primary driver of operating cash flows, as further described below. Losses from continuing operations of $10.6 million were recorded for the year ended December 31, 2012 compared to $18.8 million for the year ended December 31, 2011 and $28.3 million for the year ended December 31, 2010.

Expenses for the year ended December 31, 2012 were adversely affected by non-cash impairments of property, plant and equipment of $2.5 million and other assets of $1.3 million related to the write-down to fair value of train carriages of OEH's former Great South Pacific Express tourist train which are held in Australia and not in service, and a non-cash impairment of goodwill at Reid's Palace of $2.1 million.

Expenses for the year ended December 31, 2011 were adversely affected by non-cash impairments of property, plant and equipment at Casa de Sierra Nevada of $8.2 million and goodwill at Maroma Resort and Spa, Mount Nelson Hotel, and La Residencia of $11.9 million.

The non-cash impairments in 2010 consisted of property, plant and equipment related to the New York hotel project of $6.4 million, goodwill at La Samanna and Napasai of $5.9 million, and other intangible assets of O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. of $1.1 million.

The 2012 gain of $1.5 million is related to a capital lease on Grand Hotel Europe that was extinguished when a new loan secured by the hotel was put in place.

The 2011 gain of $16.5 million related to the assignment of OEH's purchase and development agreements for its proposed New York hotel project in April 2011, along with the sale to the assignee of excess development rights of the '21' Club restaurant.

The interest expense was $11.7 million higher in the year ended December 31, 2011 than in 2012 due to swap and loan termination costs related to loan facilities in Brazil and Italy. Further, the interest expense has been reduced by $4.2 million in the year ended December 31, 2012 due to the capitalization of interest during renovation of the El Encanto property.

The interest expense was $8.4 million higher in the year ended December 31, 2011 than in 2010 due to higher swap and loan termination costs related to loan facilities in Europe and the U.S. Further, the interest expense in the year ended December 31, 2010 was reduced by $2.2 million due to the capitalization of interest for the Sicilian properties which did not continue into 2011.

Investing Activities. Cash used in investing activities was $23.1 million for the year ended December 31, 2012, compared to $13.2 million for the year ended December 31, 2011 and $90.5 million for the year ended December 31, 2010.

Proceeds from sale of property, plant and equipment in the year ended December 31, 2011 of $42.0 million were the result of the assignment of the New York hotel development project for gross proceeds of $25.5 million and the sale of excess development rights for gross proceeds of $16.5 million.

In 2010, $46.4 million, net of cash acquired, was used for the acquisition of the Grand Hotel Timeo and Villa Sant'Andrea. There were no acquisitions in 2012 and 2011.

Capital expenditure of $97.1 million during the year ended December 31, 2012 included capital expenditure of $40.4 million at El Encanto, $16.3 million at Copacabana Palace, $4.0 million at Hotel Splendido, $4.0 million at the Sicilian hotels and $3.8 million at La Samanna.

Capital expenditure of $60.0 million during the year ended December 31, 2011 included $2.0 million at Hotel das Cataratas, $9.8 million at El Encanto, $1.4 million at Le Manoir aux Quat'Saisons, $1.9 million at Mount Nelson Hotel, $5.0 million at Copacabana Palace, $2.2 million at Grand Hotel Europe, and $4.1 million at the Sicilian properties. In addition, $2.5 million was spent investing in the Venice Simplon-Orient-Express.

Capital expenditure of $64.6 million during the year ended December 31, 2010 included $9.3 million at Hotel das Cataratas, $3.1 million at El Encanto, $3.0 million at Le Manoir aux Quat'Saisons, $3.9 million at Mount Nelson Hotel, $2.3 million at Copacabana Palace, $3.0 million at Grand Hotel Europe, and $9.7 million at the Sicilian properties. In addition, $3.2 million was spent investing in U.K. train operations.

Financing Activities. Cash used in financing activities for the year ended December 31, 2012 was $19.0 million compared to $89.8 million for the year ended December 31, 2011 and cash provided by financing activities of $111.8 million for the year ended December 31, 2010.

During the year ended December 31, 2012, €36.8 million ($46.8 million) of debt secured by the Sicilian hotels was refinanced with a €35.0 million ($44.4 million) facility maturing in 2015. In addition, $3.1 million of debt secured by the Miraflores Park Hotel was refinanced with a $10.1 million facility with tranches maturing in 2014 and 2022. The $15.0 million capital expenditure facility secured by Copacabana Palace was fully drawn, $25.7 million was borrowed for El Encanto construction, and $11.4 million was repaid upon sale of The Observatory Hotel. The remaining debt payments were scheduled repayments on existing debt.

During the year ended December 31, 2011, €30.0 million ($43.5 million) of debt secured by La Residencia, maturing in September 2011, was refinanced with a €18.0 million ($26.1 million) facility maturing in 2014. In addition, an $88 million loan secured by the Brazilian properties was refinanced with a $115.0 million loan which includes a $15.0 million capital expenditure facility for refurbishment of Copacabana Palace. The remaining debt payments were scheduled repayments on existing debt.

Loans secured by Charleston Place and other U.S. properties, totaling $113.4 million, were refinanced in 2010 with two new loans totaling $122.9 million, one of which matures in 2013, and the other in 2013 with two one-year extension options available to OEH.  A further loan secured by certain European hotels totaling €238.7 million ($320.2 million at the exchange rate at December 31, 2010) was refinanced in 2010 with two new loan facilities totaling €187.5 million ($251.5 million at the exchange rate of December 31, 2010), which have maturities in 2013 and 2015.  Altogether, these refinancings required a net repayment, excluding fees, of $59.2 million, which was paid out of cash resources. The remaining debt payments were scheduled repayments on existing debt.

Proceeds from issuances of common shares, net of issuance costs in 2010 resulted in net proceeds of $248.1 million.

Cash Flows from Discontinued Operations. The results of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall, Hôtel de la Cité, La Cabana and Lilianfels Blue Mountains have been presented as discontinued operations for all periods presented.

Net cash provided by/(used in) operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities held for sale. Included in the earnings/loss from discontinued operations are real estate, goodwill and property, plant and equipment impairment losses of $3.2 million in 2012, $65.1 million in 2011 and $30.9 million in 2010.

During the year ended December 31, 2012, disposal of non-core assets The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall resulted in net cash proceeds of $88.7 million (gain on sale of $15.4 million) being realized within net cash provided by investing activities from discontinued operations.

During the year ended December 31, 2011, disposal of non-core asset Hôtel de la Cité resulted in net cash proceeds of $12.1 million (gain on sale of $2.2 million) being realized within net cash provided by investing activities from discontinued operations.

During the year ended December 31, 2010, disposals of non-core assets La Cabana and Lilianfels Blue Mountains resulted in net cash proceeds of $20.4 million (net gain on sales of $6.7 million) being recognized as being realized within net cash provided by investing activities from discontinued operations.

Capital Commitments

OEH routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations, existing debt facilities, issuance of new debt or equity securities, and disposal of non-core assets.

There were $9.7 million of capital commitments outstanding at December 31, 2012 (2011- $15.4 million) relating to project developments and refurbishment for existing properties.

OEH agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $7.1 million if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to add additional rooms and add a swimming pool to Villa Sant'Andrea.  In February 2011, OEH paid $2.1 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant'Andrea were granted.  In November 2012, OEH also paid the vendor $3.2 million of the contingent liability as the appropriate permits to add guest rooms to Villa Sant’Andrea have been granted. OEH has provided $1.2 million for the expected remaining liability for this contingency.

Indebtedness

At December 31, 2012, OEH had $521.6 million (2011 - $543.9 million) of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities. This debt is largely collateralized by OEH assets and is held by a number of commercial bank lenders. The debt is repayable over periods of 1 to 20 years with a weighted average interest rate of 4.14%, which incorporates derivatives used to mitigate interest rate risk.  See Note 11 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2012 comprised $97.9 million (2011 - $90.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. There is no recourse to OEH for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded primarily from the operations of the Charleston Place Hotel.

Including debt of consolidated variable entities, approximately 48% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At December 31, 2012, 51% of borrowings of OEH were in floating interest rates.

OEH has guaranteed or contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2012:

	Guarantee	Contingent Guarantee	Duration
December 31, 2012	$ millions	$ millions

Hotel Ritz, Madrid:
Debt obligations	9.9	—	ongoing
Working capital loan	1.2	—	ongoing
Peru rail joint venture:
Debt obligations	7.6	10.7	through 2016
Concession performance	—	6.5	through May 2013
Peru hotel joint venture:
Debt obligations	—	15.5	through 2018
Debt obligations	—	2.7	through 2014
Total	18.6	35.4

OEH has guaranteed debt obligations and a working capital loan facility for the Hotel Ritz, Madrid, in which OEH has a 50% equity investment.

OEH has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2016. OEH has also guaranteed the rail joint venture's contingent obligations relating to the performance of its governmental rail concessions through May 2013. In addition, OEH has contingently guaranteed, through 2018 and 2014, debt obligations of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Liquidity

For the year ended December 31, 2013, OEH will have approximately $90.1 million of scheduled debt repayments including capital lease payments. Additionally, OEH has scheduled debt repayments of $1.8 million relating to debt held by consolidated variable interest entities.

As discussed above in “Results of Operations,” OEH has experienced decreased revenues and adjusted earnings by segment in part reflecting the continued economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. In order to ensure that OEH has sufficient liquidity in the future, OEH's cash flow projections and available funds are discussed with the Company's board of directors and OEH's advisers to consider the most appropriate way to develop OEH's capital structure and generate additional sources of liquidity. The availability of additional liquidity options to OEH will depend on the current economic and financial environment, OEH's continued financial and operating performance and its continued compliance with financial covenants. However, due to the economic declines and current and potential non-compliance with debt covenants, OEH may have less flexibility in determining when and how to use the available cash flows to satisfy obligations and fund capital expenditures as debt may be called by the banks or OEH may be unable to refinance or obtain additional debt.

Some currently identified options are dependent on third parties, while others are within the control of OEH. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets. For example, OEH completed the sale of The Westcliff hotel in the fourth quarter of 2012 and the Porto Cupecoy property development in January 2013 and expects to fund the refinancing of Grand Hotel Europe in the first quarter of 2013. These actions contribute significant unrestricted cash resources to OEH which can be utilized as required.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations in 2013 and later years as of December 31, 2012, excluding accounts payable and accrued liabilities:

	2013	2014-2015	2016-2017	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Debt	90.1	390.1	18.5	22.8	521.5
Capital leases	0.1	—	—	—	0.1
Debt of consolidated variable interest entities	1.8	84.8	0.5	10.9	97.9
Operating leases	9.5	19.0	17.9	81.3	127.8
Rental payments	0.8	1.5	1.5	7.7	11.6
Capital commitments	9.7	—	—	—	9.7
Interest payments	22.6	31.2	5.7	11.1	70.6
Pension obligations	0.5	1.1	1.2	3.6	6.4
	134.9	527.8	45.3	137.5	845.5

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2012, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2012, OEH has a provision of $4.6 million in respect of its uncertain tax positions in accordance with ASC 740.  OEH is unable to estimate with any certainty when, or if, these liabilities will fall due.  Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2012 other than those involving its equity investees reported in Notes 1, 3, 5 and 23 to the Financial Statements, and those described in commitments and contingencies in Note 18.

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

During the year ended December 31, 2012, OEH recognized a non-cash property, plant and equipment and other assets charge of $3.8 million for Great South Pacific Express tourist train carriages. The carrying values of the assets were written down to the fair value as these assets are currently not in use. During the year ended December 31, 2011, OEH recognized a non-cash property, plant and equipment charge of $23.9 million for Keswick Hall. The carrying values of the assets were written down to the fair value to reflect the level of purchase offers received on the hotel and the price at which OEH was currently negotiating a sale at the time of the impairment. This hotel was classified as an asset held for sale at December 31, 2011 and any impairments were included within discontinued operations.  Subsequent to year ended December 31, 2011, OEH sold the hotel in January 2012 for $22.0 million.  See Note 2 to the Financial Statements.

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

During the year ended December 31, 2012, OEH identified a goodwill impairment within its continuing operations of $2.1 million at Reid's Palace hotel. During the year ended December 31, 2011, OEH identified goodwill impairments within its continuing operations of $7.9 million at Maroma Resort and Spa, $2.8 million at La Residencia and $1.2 million at Mount Nelson Hotel. OEH determined these impairments were triggered as the hotels had circumstances relating to performance that required a reassessment and arose primarily because of expected reductions in future profits.  See Note 8 to the Financial Statements.

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

Pensions

OEH’s primary defined benefit pension plan operates in the United Kingdom and is accounted for using actuarial valuations as required under applicable accounting guidance. Management considers accounting for pensions critical to all of OEH’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates.  On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 4.7% discount rate in 2012 is reasonable as an estimate of the rate at which the pension benefits could effectively be settled. In determining the discount rate, management has considered the rates of return available on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate is based on U.K. corporate bond indices of long-term duration.

Management believes that a 5.3% long-term return on plan assets in 2012 is reasonable despite the recent market volatility.  In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. government issued securities) of long-term duration.

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

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility.  Management will evaluate the need for additional contributions in 2013 based on these factors.  Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions, if any, to the plan.

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

Deferred income taxes arise from temporary differences between the carrying value of assets and liabilities, and their tax basis. In evaluating OEH’s ability to recover deferred tax assets within the jurisdiction from which they arise, OEH considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, OEH begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates OEH is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, OEH considers three years of cumulative operating income or loss.  OEH maintains a valuation allowance to reduce its deferred tax assets to reflect the amount, based upon OEH’s estimates that would more likely than not be realized.  If OEH’s future operations differed from those in the estimates, OEH may need to increase or decrease the valuation allowance, which could affect its reported results.

The calculation of OEH’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations.  ASC 740 addresses accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  OEH recognizes tax liabilities in accordance with ASC Topic 740 and OEH adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from OEH’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

OEH uses fair value measurements that are based on observable inputs wherever possible. Its valuation approaches are consistently applied and the assumptions used are reasonable in management's judgment.
OEH uses third-party valuation specialists to estimate fair value of some of its financial assets and liabilities. These specialists are primarily used to estimate the fair value for debt and derivatives, as well as for asset valuation. Management performs various reviews and validation procedures prior to utilizing these fair values in OEH's reporting process. Based on its due diligence discussions with these specialists, OEH maintains a current understanding of the valuation processes and related assumptions and inputs that these specialists use in developing fair values. If OEH determines that a fair value provided is outside established parameters, management will further examine the fair value including having follow-up discussions with the specialists. All of these procedures are executed before OEH uses the valuations in preparing its financial statements.
Recent Accounting Pronouncements

As of December 31, 2012, OEH had adopted all the relevant standards that impacted the fair value measurements and disclosures, the presentation of comprehensive income, and annual goodwill impairment assessments, as reported in Note 1 to the Financial Statements.

Accounting pronouncements to be adopted

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. The provisions of this guidance are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial position, results of operations and cash flows.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million based on borrowings outstanding at December 31, 2012.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, British pound, South African rand and Brazilian real.  Some non-U.S. subsidiaries of the Company borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Nine of OEH’s owned hotels in 2012 operated in European euros, one operated in South African rand, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2012, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $1.8 million, consisting of Russian ruble $0.5 million, Mexican peso $0.4 million and Thai baht $0.9 million.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related statements of consolidated operations, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2011 and 2010 statements of consolidated cash flows have been restated to reflect certain reclassifications between operating, investing and financing activities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 26, 2013

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	2012	2011
December 31,	$’000	$’000

Assets
Cash and cash equivalents	93,382	90,104
Restricted cash	21,080	13,214
Accounts receivable, net of allowances of $472 and $602	36,533	44,599
Due from unconsolidated companies	15,200	10,754
Prepaid expenses and other	21,244	20,089
Inventories	44,555	44,499
Assets of discontinued operations held for sale	22,078	135,390
Real estate assets	1,924	1,866

Total current assets	255,996	360,515

Property, plant and equipment, net of accumulated depreciation of $300,899 and $269,024	1,171,603	1,107,595
Property, plant and equipment of consolidated variable interest entities	183,793	185,788
Investments in unconsolidated companies	58,924	60,012
Goodwill	161,278	161,460
Other intangible assets	18,608	19,465
Other assets	41,825	36,034

	1,892,027	1,930,869

Liabilities and Equity
Accounts payable	25,182	28,998
Accrued liabilities	77,519	87,617
Deferred revenue	30,519	25,644
Liabilities of discontinued operations held for sale	2,174	7,018
Current portion of long-term debt and obligations under capital leases	90,115	77,058
Current portion of long-term debt of consolidated variable interest entities	1,795	1,784

Total current liabilities	227,304	228,119

Long-term debt and obligations under capital leases	431,445	466,830
Long-term debt of consolidated variable interest entities	96,150	88,745
Liability for pension benefit	8,275	8,642
Other liabilities	21,511	26,145
Deferred income taxes	104,112	94,036
Deferred income taxes of consolidated variable interest entities	60,326	61,072
Liability for uncertain tax positions	4,581	4,755

	953,704	978,344

Commitments and contingencies (Note 18)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,897,311 (2011 — 102,625,857)	1,029	1,026
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2011 — 18,044,478)	181	181

Additional paid-in capital	982,106	975,330
Retained earnings	39,202	46,263
Accumulated other comprehensive loss	(86,381)	(72,289)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	935,956	950,330
Non-controlling interests	2,367	2,195

Total equity	938,323	952,525

	1,892,027	1,930,869

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Revenue	545,418	554,736	469,595

Expenses:
Cost of services	245,211	249,780	219,385
Selling, general and administrative	210,010	215,885	178,392
Depreciation and amortization	43,934	43,835	42,630
Impairment of goodwill	2,055	11,907	5,895
Impairment of other intangible assets, other assets and property, plant and equipment	3,837	8,153	7,456

Total expenses	505,047	529,560	453,758

Gain on disposal of property, plant and equipment and capital lease	1,514	16,544	—

Earnings from operations	41,885	41,720	15,837

Interest income	1,067	2,365	1,295
Interest expense	(30,862)	(42,599)	(34,165)
Foreign currency, net	(2,844)	(4,596)	4,678

Net finance costs	(32,639)	(44,830)	(28,192)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	9,246	(3,110)	(12,355)

Provision for income taxes	(21,987)	(20,080)	(18,184)

Losses before earnings from unconsolidated companies, net of tax	(12,741)	(23,190)	(30,539)

Earnings from unconsolidated companies, net of tax provision of $5,771, $2,270 and $2,228	2,124	4,357	2,258

Losses from continuing operations	(10,617)	(18,833)	(28,281)

Net earnings/(losses) from discontinued operations, net of tax provision/(benefit) of $1,282, $(3,635),and $4,886	3,729	(68,763)	(34,299)

Net losses	(6,888)	(87,596)	(62,580)

Net earnings attributable to non-controlling interests	(173)	(184)	(179)

Net losses attributable to Orient-Express Hotels Ltd.	(7,061)	(87,780)	(62,759)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2012	2011	2010
Year ended December 31,	$	$	$

Basic earnings per share:
Net earnings/(losses) from continuing operations	(0.10)	(0.18)	(0.31)
Net earnings/(losses) from discontinued operations	0.04	(0.67)	(0.37)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.07)	(0.86)	(0.69)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	(0.10)	(0.18)	(0.31)
Net earnings/(losses) from discontinued operations	0.04	(0.67)	(0.37)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.07)	(0.86)	(0.69)

Dividends per share	—	—	—

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Net losses	(6,888)	(87,596)	(62,580)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision of $(43), $(477) and $Nil	(14,525)	(32,488)	(1,942)
Change in fair value of derivatives, net of tax provision/(benefit) of $(1,367), $(1,082) and $112	464	2,305	2,530
Change in pension liability, net of tax (benefit)/provision of $176, $644 and $(555)	(32)	(3,432)	615
Total other comprehensive (losses)/income, net of tax	(14,093)	(33,615)	1,203

Total comprehensive losses	(20,981)	(121,211)	(61,377)

Comprehensive income attributable to non-controlling interests	(172)	(273)	(153)

Comprehensive losses attributable to Orient-Express Hotels Ltd.	(21,153)	(121,484)	(61,530)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

		Restated (1)	Restated (1)
	2012	2011	2010
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net losses	(6,888)	(87,596)	(62,580)
Less: Net earnings/(losses) from discontinued operations, net of tax	3,729	(68,763)	(34,299)

Net losses from continuing operations	(10,617)	(18,833)	(28,281)
Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	43,934	43,835	42,630
Amortization of finance costs	5,375	6,893	4,785
Impairment of goodwill	2,055	11,907	5,895
Impairment of other intangible assets, other assets and property, plant and equipment	3,837	8,153	7,456
Undistributed earnings of unconsolidated companies	(7,895)	(6,627)	(4,486)
Tax on earnings of unconsolidated companies	5,771	2,270	2,228
Share-based compensation	6,761	6,752	5,965
Change in deferred income tax	4,204	(11,328)	13,840
Gain from disposal of property, plant and equipment and capital lease	(1,514)	(13,372)	—
Change in provisions for uncertain tax positions	160	(3,004)	1,153
Dividends from equity method investees	2,524	2,428	1,759
Effect of exchange rates on net earnings/(losses)	(1,046)	(6,201)	(3,167)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,546	3,667	7,234
Due from unconsolidated companies	(3,232)	(3,519)	2,018
Prepaid expense and other	4,498	3,307	(1,260)
Inventories	611	(2,600)	(1,204)
Escrow and prepaid customer deposits	(1,221)	(664)	6,721
Accounts payable	(4,891)	3,548	2,430
Accrued liabilities	(9,345)	13,000	(9,453)
Deferred revenue	4,401	1,286	1,589
Other, net	(6,400)	5,979	16,367

Net cash provided by operating activities from continuing operations	46,516	46,877	74,219
Net cash provided by/(used in) operating activities from discontinued operations	(904)	(4,723)	(17,071)

Net cash provided by operating activities	45,612	42,154	57,148

(1) Certain cash flow balances in 2011 and 2010 have been restated. See Note 1.

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

		Restated (1)	Restated (1)
	2012	2011	2010
Year ended December 31,	$'000	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(97,131)	(59,997)	(64,578)
Acquisitions, net of cash acquired	(3,296)	(1,605)	(46,402)
Investments in unconsolidated companies	(4,858)	(1,541)	(4,413)
Increase in restricted cash	(7,523)	(5,805)	6,177
Release of restricted cash	1,013	1,558	(1,666)
Proceeds from sale of property, plant and equipment	—	42,036	—

Net cash used in investing activities from continuing operations	(111,795)	(25,354)	(110,882)
Net cash provided by investing activities from discontinued operations	88,738	12,146	20,410

Net cash used in investing activities	(23,057)	(13,208)	(90,472)

Cash flows from financing activities:
Proceeds from working capital loans	—	—	1,065
Payments on working capital loans	—	(1,072)	(6,149)
Issuance of common shares	—	—	261,878
Issuance costs of common shares	—	(157)	(13,826)
Share options exercised	3	3	1
Issuance of long-term debt	105,008	125,209	386,265
Debt issuance costs	(2,613)	(4,036)	(10,101)
Principal payments under long-term debt	(121,372)	(209,794)	(507,363)

Net cash (used in)/provided by financing activities from continuing operations	(18,974)	(89,847)	111,770
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(18,974)	(89,847)	111,770

Effect of exchange rate changes on cash and cash equivalents	(303)	898	50

Net increase/(decrease) in cash and cash equivalents	3,278	(60,003)	78,496

Cash and cash equivalents at beginning of year	90,104	150,107	71,611

Cash and cash equivalents at end of year	93,382	90,104	150,107

(1) Certain cash flow balances in 2011 and 2010 have been restated. See Note 1.

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2010	—	769	181	714,980	196,802	(39,814)	(181)	1,769	874,506
Issuance of class A common shares in public offering, net of issuance costs	—	253	—	247,799	—	—	—	—	248,052
Share based compensation	—	—	—	5,713	—	—	—	—	5,713
Share options exercised	—	1	—	—	—	—	—	—	1
Comprehensive loss:
Net losses on common shares	—	—	—	—	(62,759)	—	—	179	(62,580)
Other comprehensive income	—	—	—	—	—	1,229	—	(26)	1,203

Balance, December 31, 2010	—	1,023	181	968,492	134,043	(38,585)	(181)	1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—	—	(157)
Share based compensation	—	—	—	6,995	—	—	—	—	6,995
Share options exercised	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses on common shares	—	—	—	—	(87,780)	—	—	184	(87,596)
Other comprehensive loss	—	—	—	—	—	(33,704)	—	89	(33,615)

Balance, December 31, 2011	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Share based compensation	—	—	—	6,776	—	—	—	—	6,776
Share options exercised	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses on common shares	—	—	—	—	(7,061)	—	—	173	(6,888)
Other comprehensive loss	—	—	—	—	—	(14,092)	—	(1)	(14,093)

Balance, December 31, 2012	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of financial statement presentation

Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

At December 31, 2012, OEH owned, invested in or managed 36 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, a stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, and two river cruise businesses in Myanmar (Burma) and a canal boat business in France.

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

Change in accounting principle

During the fourth quarter of 2012, the Company changed the date of its annual goodwill impairment test from December 31 to October 1.  The change in goodwill impairment test date will lessen resource constraints that exist in connection with the Company's year-end close and financial reporting process, provide for additional time to complete the required goodwill impairment testing, and better align with the Company's annual planning and budgeting process, which takes place early in the fourth quarter each year.  Accordingly, the Company believes the change in the annual goodwill impairment testing date is preferable. The change in accounting principle did not delay, accelerate or avoid an impairment charge.  The Company determined it was impracticable to determine objectively projected cash flows and related valuation estimates that would have been used as of each October 1 for periods prior to October 1, 2012 without the use of hindsight.  As such, the Company has prospectively applied the change in annual goodwill impairment testing date from October 1, 2012, which resulted in a goodwill impairment of $2,055,000. See Note 8.

Reclassifications

Certain prior period amounts have been reclassified or disaggregated to conform to the current period's presentation. The reclassifications had no effect on net earnings, net assets or retained earnings.

OEH's reclassifications in the statements of consolidated operations were:

•
Discontinued operations were reclassified for all years presented. See Note 2 for a summary of the results of discontinued operations, certain assets held for sale and the balances and results associated with discontinued operations.

•
Certain expenses that were previously recorded within costs of sales were reclassified into selling, general and administrative expenses to correct for an error in classification. The balances reclassified were $4,785,000 for 2011 and $3,898,000 for 2010.

During 2012, management determined that certain amounts previously reported in the statements of consolidated cash flows for the years ended December 31, 2011 and 2010 should be reclassified, which had the following effects in 2011 and 2010:

•
Debt issuance costs, which were previously included in cash flows from operating activities, are separately stated as a cash flow from financing activities for all periods. The effect in 2011 and 2010 was a decrease in cash flows from financing activities of $4,036,000 and $10,101,000, respectively, with a corresponding increase to cash flows from operating activities.

•
Escrow and prepaid customer deposits, which were previously included in movements in restricted cash and included in cash flows from investing activities, were disaggregated from these balances and are separately stated in cash flows from operating activities. The effect in 2011 and 2010 was a decrease in cash flows from operating activities of $664,000 and an increase in cash flows from operating activities of $6,721,000, respectively, with a corresponding change to cash flows from investing activities.

•
OEH has provided loans to its unconsolidated Hotel Ritz, Madrid joint venture company. Due to the long-term nature of these loans, OEH has moved this balance from amounts due from unconsolidated companies in cash flows from operating activities to investment in unconsolidated companies in cash flows from investing activities. The effect in 2011 and 2010 was a decrease in cash flows from investing activities of $1,541,000 and $4,413,000, respectively, with a corresponding increase in cash flows from operating activities.

•
Debt repaid when a business is sold was previously included as part of net cash provided by financing activities from discontinued operations. This has been included as net cash provided by investing activities from discontinued operations for all periods presented. The effect in 2010 was a decrease in net cash provided by financing activities from discontinued operations of $6,757,000. This change had no effect on cash flows in 2011.

Accounting Policies

Assets held for sale and discontinued operations

Assets held for sale represent assets of an operating segment that are to be disposed of, together as a group in a single transaction, and liabilities directly associated with the assets of the operating segment that will be transferred in the transaction. OEH considers properties to be assets held for sale when management approves and commits to a formal plan actively to market a property for sale and OEH has a signed sales contract and received a significant non-refundable deposit. Upon designation as an asset held for sale, OEH records the carrying value of each property at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and OEH stops recording depreciation expense. The results of operations of an entity in an operating segment that either has been disposed of or is classified as held for sale is reported in discontinued operations where the operations and cash flows of the entity will be eliminated from continuing operations of the operating segment as a result of the disposal transaction and OEH will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly-liquid investments having original maturities of three months or less.

Restricted cash

Restricted cash is the carrying amount of cash and cash equivalents which are bindingly restricted as to withdrawal or usage. These include deposits held as compensating balances against borrowing arrangements or under contracts entered into with others, but exclude compensating balance arrangements that do not legally restrict the use of cash amounts shown on the balance sheet.

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

Foreign currency, net consists entirely of foreign currency exchange transaction loss of $2,844,000 in 2012 (2011 - loss of $4,596,000; 2010 - gain of $4,678,000).

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

Estimates include, among others, the allowance for doubtful accounts, fair value of derivative instruments, estimates for determining the fair value of goodwill, long-lived and other intangible asset impairment, share-based compensation, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes, contingencies, and projected revenue and costs for real estate revenue recognition.  Actual results may differ from those estimates.

Share-based compensation

Equity-settled transactions

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

OEH also granted share-based payment awards with and without performance and market conditions to certain employees.  The fair value of the awards at the grant date is determined using the Monte Carlo simulation model.  For awards with market conditions, the conditions are incorporated into the calculations and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria. For awards without performance criteria, the grant date fair value of these awards is determined using the Black-Scholes model.

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

Cash-settled transactions

The cost of cash-settled transactions is measured at fair value and recognized as an expense over the vesting period, with a corresponding liability recognized on the balance sheet.

Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed.  Tourist train and cruise revenue is recognized upon commencement of the journey.  Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and restaurants and upon commencement of tourist train and cruise journeys.  Revenue under management contracts is recognized based upon on an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

Earnings from unconsolidated companies

Earnings from unconsolidated companies include OEH’s share of the net earnings of its equity investments. In 2010 earnings from unconsolidated companies also included interest income related to loans and advances to the Hotel Ritz, Madrid of $372,000. See Note 23.

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $35,960,000 in 2012 (2011 - $36,413,000; 2010 - $30,619,000).

Interest expense

OEH capitalizes interest during the construction of assets. Interest expense excludes interest which has been capitalized in the amount of $4,193,000 in 2012 (2011 - $863,000; 2010 - $2,201,000).

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

Earnings per share

Basic earnings per share are based upon net earnings/(losses) attributable to OEH divided by the weighted average number of class A and B common shares outstanding for the period. Diluted earnings/(losses) per share reflect the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares as if share options were exercised and share-based awards were converted into common shares. Potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce the diluted loss per share.
A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share is as follows:

	2012	2011	2010
Year ended December 31,	$‘000	$‘000	$‘000

Numerator
Losses from continuing operations	(10,617)	(18,833)	(28,281)
Earnings/(losses) from discontinued operations	3,729	(68,763)	(34,299)

Net losses	(6,888)	(87,596)	(62,580)
Net earnings attributable to non-controlling interests	(173)	(184)	(179)

Net losses attributable to Orient-Express Hotels Ltd.	(7,061)	(87,780)	(62,759)

	'000	'000	'000
Denominator
Basic weighted average shares outstanding	102,849	102,531	91,545
Effect of dilution	—	—	—

Diluted weighted average shares outstanding	102,849	102,531	91,545

For each year ended December 31, 2012, 2011 and 2010, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in all periods and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2012	2011	2010

Share options	3,430,800	3,074,450	2,818,850
Share-based awards	1,343,648	657,249	642,220

	4,774,448	3,731,699	3,461,070

The numbers of share options and share-based awards unexercised at December 31, 2012 was 4,774,448 (2011 - 3,731,699; 2010 - 3,461,070).

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

Investments

Investments include equity interests in and advances to unconsolidated companies and are accounted for under the equity method of accounting when OEH has a 20% to 50% ownership interest or exercises significant influence over the investee. Under the equity method, the investment in the equity method investee or joint venture is initially recognized in the consolidated balance sheet at cost and adjusted thereafter to recognize OEH’s share of net earnings or losses and other comprehensive income or loss of the investee. OEH will continue to report losses up to its investment carrying amount, including any additional financial support made or committed to by OEH. OEH’s share of earnings or losses is included in the determination of net earnings, and net investment in investees and joint ventures is included within investments in unconsolidated companies in the consolidated balance sheet.

Investments accounted for using the equity method are considered impaired when a loss in the value of the equity method investment is other than temporary.  Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain its earnings capacity that would justify the carrying amount of the investment. If OEH determines that the decline in value of its investment is other than temporary, the carrying amount of the investment is written down to its fair value through earnings.

All other unconsolidated investments are generally accounted for under the cost method.

Goodwill and other intangible assets

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. To test goodwill for impairment, the Company first compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of reporting units is determined using internally developed discounted future cash flow models, which incorporate third party appraisals and industry/market data (to the extent available).  If an impairment is indicated, the Company compares the implied fair value of the reporting unit's goodwill to its carrying amount.  An impairment loss is measured as the excess of the carrying value of a reporting unit's goodwill over its implied fair value. The determination of impairment incorporates various assumptions and uncertainties that the Company believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates, and the related discount rate.

Other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

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

OEH management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the consolidated balance sheet or to specific firm commitments.  OEH links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheet.  OEH management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are designated in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.  OEH discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is terminated, or exercised.

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

Hedges of net investments in foreign operations are accounted for similarly to cash flow hedges.  Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recorded in other comprehensive income/(loss) within foreign currency translation adjustment.  The gain or loss relating to the ineffective portion will be recognized immediately in earnings within foreign currency, net. Gains and losses deferred in accumulated other comprehensive income/(loss) are recognized in earnings upon disposal of the foreign operation.  OEH links all hedges that are designated as net investment hedges to specifically identified net investments in foreign subsidiaries.

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

Accounting pronouncements adopted during the year

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements under U.S. GAAP. The amendments in this update result in common fair value measurement and disclosure requirements under both U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update changed, in certain circumstances, the application of the requirements of fair value measurement. This guidance became effective for interim and annual periods beginning after December 15, 2011. The adoption of the guidance did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements.  Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance became effective for fiscal years and interim periods beginning after December 15, 2011.  However, in December 2011, the FASB issued guidance that defers only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of this deferral guidance are also effective for public companies in fiscal years beginning after December 15, 2011.  The Company adopted this guidance as of January 1, 2012, and has presented total comprehensive income as separate statements of consolidated comprehensive income. There was no other impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance related to annual goodwill impairment assessments that gives companies the option to perform a qualitative assessment before calculating the fair value of the reporting unit. Under this guidance, if this option is selected, a company is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption was permitted. The adoption of the guidance did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

In August 2012, the FASB issued guidance to make technical corrections to various sections of the ASC. This update amends various paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 114 of the U.S. Securities and Exchange Commission. The adoption of the guidance did not materially impact the Company’s consolidated financial position, results of operations or cash flows.

Accounting pronouncements to be adopted

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. The provisions of this guidance are effective for annual reporting periods beginning on or after January 1, 2013, and are required to be applied retrospectively. The Company is currently evaluating the impact that adoption of this guidance will have on its consolidated financial position, results of operations and cash flows.

2.    Assets held for sale and discontinued operations

At December 31, 2012, Porto Cupecoy remained classified as held for sale. During the year ended December 31, 2012, The Westcliff, Johannesburg, South Africa; The Observatory Hotel, Sydney, Australia; Bora Bora Lagoon Resort, French Polynesia; and Keswick Hall, Charlottesville, Virginia were sold. For the year ended December 31, 2012 the results of operations of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, and Keswick Hall have been presented as discontinued operations.

At December 31, 2011, Keswick Hall and Bora Bora Lagoon Resort remained classified as held for sale. During the year ended December 31, 2011, Hôtel de la Cité, Carcassonne, France was sold. For the year ended December 31, 2011 the results of operations of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité have been presented as discontinued operations.

At December 31, 2010, Bora Lagoon Resort and Hôtel de la Cité remained classified as held for sale. During the year ended December 31, 2010, Lilianfels Blue Mountains, New South Wales, Australia and La Cabana restaurant, Buenos Aires, Argentina were sold. For the year ended December 31, 2010 the results of operations of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall, Hôtel de la Cité, Lilianfels Blue Mountains and La Cabana have been presented as discontinued operations.

(a)    Properties sold: The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall, Hôtel de la Cité, Lilianfels Blue Mountains and La Cabana

On December 14, 2012, OEH completed the sale of the property, operations and shares of The Westcliff in Johannesburg, South Africa for a consideration of $26,000,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $5,406,000, which is reported within earnings/(losses) from discontinued operations, net of tax. OEH will continue to operate The Westcliff for a period of not more than 12 months after completion. OEH considers the hotel as non-core to the future business, with the sale releasing funds for debt reduction, cash reserves and reinvestment in other OEH properties.

On August 8, 2012, OEH completed the sale of the property and operations of The Observatory Hotel in Sydney, Australia for a consideration of A$40,000,000 ($42,106,000), of which A$29,350,000 ($30,895,000) was paid in cash and A$10,650,000 ($11,211,000) was settled directly with the lender to repay the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $5,359,000 (including a $12,147,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings/(losses) from discontinued operations, net of tax.

On June 1, 2012, OEH completed the sale of the shares of Bora Bora Lagoon Resort in French Polynesia for a cash consideration of $3,000,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $662,000 (including a $13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings/(losses) from discontinued operations, net of tax.

On January 23, 2012, OEH completed the sale of the property and operations of Keswick Hall in Charlottesville, Virginia for consideration of $22,000,000, of which $12,000,000 was paid in cash and $10,000,000 was settled directly with the lender as a reduction in the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $3,957,000, which is reported within earnings/(losses) from discontinued operations, net of tax.

On August 1, 2011, OEH completed the sale of the property and operations of Hôtel de la Cité in Carcassonne, France, for a cash consideration of €9,000,000 ($12,933,000). The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $2,182,000 (including a $3,018,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings/(losses) from discontinued operations, net of tax.

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

On January 29, 2010, OEH completed the sale of the property and operations of Lilianfels Blue Mountains in Katoomba, Australia for a consideration of $18,667,000, of which $6,726,000 was settled directly with the lender as a reduction in the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $7,183,000 (including a $7,292,000 transfer of foreign currency translation gain from other comprehensive income) which is reported within earnings/(losses) from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall, Hôtel de la Cité, La Cabana and Lilianfels Blue Mountains:

	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall
	December 14, 2012	August 8, 2012	June 1, 2012	January 23, 2012
	$'000	$'000	$'000	$'000

Property, plant & equipment, net	17,911	48,096	15,827	18,590
Net working capital (deficit)/surplus	(207)	(299)	(720)	401
Other assets/(liabilities)	—	—	—	(1,891)
Deferred income taxes	—	—	—	—
Net assets	17,704	47,797	15,107	17,100
Transfer of foreign currency translation loss/(gain)	1,308	(12,147)	(13,074)	—
	19,012	35,650	2,033	17,100
Consideration:
Cash	26,000	30,895	3,000	12,000
Reduction in debt facility on sale of hotel	—	11,211	—	10,000
Less: Working capital adjustment	(628)	(447)	—	(430)
Less: Costs to sell	(954)	(650)	(305)	(513)
	24,418	41,009	2,695	21,057

Gain/(loss) on sale	5,406	5,359	662	3,957

(continued)	Hôtel de la Cité	La Cabana	Lilianfels Blue Mountains
	August 1, 2011	May 25, 2010	January 29, 2010
	$'000	$'000	$'000

Property, plant & equipment, net	13,147	2,985	18,582
Net working capital (deficit)/surplus	266	170	66
Other assets/(liabilities)	—	43	158
Deferred income taxes	—	—	(730)
Net assets	13,413	3,198	18,076
Transfer of foreign currency translation loss/(gain)	(3,018)	(294)	(7,292)
	10,395	2,904	10,784
Consideration:
Cash	12,933	2,712	11,941
Reduction in debt facility on sale of hotel	—	—	6,726
Less: Working capital adjustment	—	—	—
Less: Costs to sell	(356)	(268)	(700)
	12,577	2,444	17,967

Gain/(loss) on sale	2,182	(460)	7,183

(b)    Results of discontinued operations

In December 2012, OEH decided to sell Porto Cupecoy, its real estate development on the Dutch side of St. Martin, as an asset non-core to its future business, with the sale releasing funds for debt reduction, cash reserves and reinvestment in other OEH properties. The property development was included in the real estate segment. The property development has been reclassified as held for sale and its results have been presented as discontinued operations for all periods shown. The sale was completed in January 2013.

Summarized operating results of the properties classified as discontinued operations for the years ended December 31, 2012, 2011 and 2010 (including residual transactions relating to properties disposed of in prior periods which are recorded in “Other”) are as follows:

	Year ended December 31, 2012
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	8,163	9,088	9,194	—	412	26,857

Earnings/(losses) before tax, gain on sale and impairment	(5,187)	215	(1,080)	(166)	(989)	(7,207)
Impairment	(3,166)	—	—	—	—	(3,166)
Gain on sale	—	5,406	5,359	662	3,957	15,384

Earnings/(losses) before tax	(8,353)	5,621	4,279	496	2,968	5,011
Tax (provision)/benefit	—	(1,025)	426	—	(683)	(1,282)

Net earnings/(losses) from discontinued operations	(8,353)	4,596	4,705	496	2,285	3,729

	Year ended December 31, 2011
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité	Other	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	7,871	9,523	16,429	—	15,359	3,743	—	52,925

Losses before tax, gain on sale and impairment	(6,169)	(585)	(726)	(403)	(1,330)	(212)	(11)	(9,436)
Impairment	(38,545)	(515)	—	(2,150)	(23,934)	—	—	(65,144)
Gain on sale	—	—	—	—	—	2,182	—	2,182

Earnings/(losses) before tax	(44,714)	(1,100)	(726)	(2,553)	(25,264)	1,970	(11)	(72,398)
Tax (provision)/benefit	—	(87)	—	—	4,506	(784)	—	3,635

Net earnings/(losses) from discontinued operations	(44,714)	(1,187)	(726)	(2,553)	(20,758)	1,186	(11)	(68,763)

	Year ended December 31, 2010
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall
	$'000	$'000	$'000	$'000	$'000

Revenue	64,019	13,257	14,271	179	11,185

Earnings/(losses) before tax, gain on sale and impairment	(3,355)	3,015	(859)	(137)	(2,152)
(Impairment)/reversal of previous impairment	(24,616)	—	—	1,305	(1,600)
Gain/(loss) on sale	—	—	—	—	—

Earnings/(losses) before tax	(27,971)	3,015	(859)	1,168	(3,752)
Tax (provision)/benefit	266	(87)	(6,653)	—	(96)

Net earnings/(losses) from discontinued operations	(27,705)	2,928	(7,512)	1,168	(3,848)

(continued)	Year ended December 31, 2010
	Hôtel de la Cité	Lilianfels Blue Mountains	La Cabana	Other	Total
	$'000	$'000	$'000	$'000	$'000

Revenue	6,165	856	—	(19)	109,913

Earnings/(losses) before tax, gain on sale and impairment	(197)	(132)	—	(1,419)	(5,236)
(Impairment)/reversal of previous impairment	(5,989)	—	—	—	(30,900)
Gain/(loss) on sale	—	7,183	(460)	—	6,723

Earnings/(losses) before tax	(6,186)	7,051	(460)	(1,419)	(29,413)
Tax (provision)/benefit	1,684	—	—	—	(4,886)

Net earnings/(losses) from discontinued operations	(4,502)	7,051	(460)	(1,419)	(34,299)

Assets of Porto Cupecoy include condominiums and marina slips remaining to be sold. In the year ended December 31, 2012, OEH identified and recorded a non-cash real estate assets impairment charge of $3,166,000 (2011 - $36,868,000; 2010 - $24,616,000). See Note 6. Additionally as part of the overall impairment calculation for the year ended December 31, 2011, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1,677,000 was written down to a fair value of $Nil.

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

Also in the year ended December 31, 2011, OEH identified and recorded non-cash property, plant and equipment impairment charges of $23,934,000 in respect of Keswick Hall and $2,150,000 in respect of Bora Bora Lagoon Resort. The carrying values of the assets were written down to the fair value to reflect the level of offers received at the time for the purchase of each hotel.

In the year ended December 31, 2011, OEH identified a non-cash goodwill impairment of $515,000 at The Westcliff. Management’s estimates at the time considered future profitability of the business, future growth rates and the related discount rates.  OEH determined this impairment was triggered due to performance that required a reassessment.

In the year ended December 31, 2010, OEH identified and recorded a non-cash property, plant and equipment impairment charge of $5,989,000 in respect of Hôtel de la Cité. The carrying values of the assets were written down to the fair value to reflect the level of offers received at the time for the purchase of the hotel.

(c)    Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	December 31, 2012	December 31, 2011
	Porto Cupecoy	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000

Current assets	—	—	87	373	45	3,260	3,765
Real estate assets	22,040	30,155	—	—	—	4,741	34,896
Property, plant and equipment, net	38	62	19,273	47,189	16,427	13,778	96,729

Total assets held for sale	22,078	30,217	19,360	47,562	16,472	21,779	135,390

Current liabilities	(2,174)	(3,756)	(269)	(1,212)	(843)	(938)	(7,018)

Total liabilities held for sale	(2,174)	(3,756)	(269)	(1,212)	(843)	(938)	(7,018)

3.    Variable interest entities

OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a variable interest entity (“VIE”).  In that assessment, OEH's analysis includes both quantitative and qualitative considerations. OEH bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements.  OEH also uses its quantitative and qualitative analysis to determine if OEH is the primary beneficiary and required to consolidate the VIE.

(a)    VIEs of which OEH is the primary beneficiary

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  OEH concluded that Charleston Center LLC is a variable interest entity because the total equity at risk is insufficient for the entity to fund its operations without additional subordinated financial support, the majority of which has been provided by OEH. OEH is the primary beneficiary of this VIE because it is expected to absorb a majority of the VIE's expected losses and residual gains through the subordinated financial support it has provided, and has the power to direct the activities that impact the VIE's performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s consolidated balance sheets as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
December 31,	$’000	$’000

Current assets	18,511	8,167
Property, plant and equipment	183,793	185,788
Goodwill	40,395	40,395
Other assets	2,114	2,185

Total assets	244,813	236,535

Current liabilities	6,382	6,101
Third-party debt, including $1,795 and $1,784 current portion	97,945	90,529
Other liabilities	14,740	14,139
Deferred income taxes	60,326	61,072

Total liabilities	179,393	171,841

Net assets (before amounts payable to OEH of $90,807 and $92,263)	65,420	64,694

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel's separate assets are not available to pay the debts of OEH and the hotel's separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the consolidated balance sheet of OEH.

(b)    VIEs of which OEH is not the primary beneficiary

OEH holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. OEH concluded that the Peru rail joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture's board of directors. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of consolidated operations.

The carrying amounts and maximum exposures to loss as a result of OEH's involvement with its Peru rail joint venture are as follows:

	Carrying Amounts		Maximum Exposure
	2012	2011	2012	2011
December 31,	$’000	$’000	$’000	$’000

Investment	32,973	35,001	32,973	35,001
Due from unconsolidated company	4,803	4,917	4,803	4,917
Guarantees	—	—	7,558	9,052
Contingent guarantees	—	—	17,149	16,632

Total	37,776	39,918	62,483	65,602
The maximum exposure to loss for the Peru rail joint venture exceeds the carrying amount due to guarantees, discussed below, which are not recognized in the consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at December 31, 2012, OEH does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $7,558,000 and contingently guaranteed $10,696,000 of the debt obligations of the rail joint venture in Peru through 2016. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,453,000, through May 2013.

Long-term debt obligations of the rail joint venture in Peru at December 31, 2012 totaling $7,558,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing.

4.    Acquisitions

No new acquisitions occurred during the years ended December 31, 2012 and 2011.

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

The acquisition of the two hotels has been accounted for using the acquisition method of accounting for business combinations. The results of operation of the hotels have been included in the consolidated financial results since the date of acquisition.

OEH has agreed to pay the vendor up to a further €5,000,000 (equivalent to $7,064,000 at January 22, 2010) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  The fair value of the contingent additional consideration at January 22, 2010 was €4,000,000 ($5,651,000) (determined using an income approach) based on an analysis of the likelihood of the conditions for payment being met. In February 2011, OEH paid the vendor €1,500,000 (equivalent to $2,062,000 at February 28, 2011) of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant' Andrea have been granted. In November 2012, OEH paid the vendor €2,500,000 (equivalent to $3,188,000 at November 15, 2012) of the contingent liability as the appropriate permits to add additional rooms to Villa Sant’Andrea have been granted.

The following table presents information for Grand Hotel Timeo and Villa Sant’Andrea included in OEH’s consolidated statements of operations from the acquisition date (January 22, 2010) for the year ended December 31, 2010:

2010
Year ended December 31,	$’000

Revenue	10,960

Losses from continuing operations	(3,491)

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

(b)    Land at La Samanna

In June 2010, OEH purchased land adjacent to La Samanna in St. Martin from a third party. The consideration paid was a combination of cash and three condominium units and two boat slips at OEH’s Porto Cupecoy development. Presented below is a summary of the transaction:

2010
Year ended December 31,	$’000

Non-cash value of assets exchanged	2,932
Cash paid	1,641

Assumed basis for land received	4,573

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which OEH exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz, Madrid, and the 19.9% ownership in Eastern and Oriental Express Ltd. The Buzios land joint venture is 50% owned and accounted for at cost.

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

Summarized financial data for OEH’s unconsolidated companies are as follows:

	2012	2011
December 31,	$’000	$’000

Current assets	75,339	70,536

Property, plant and equipment, net	354,640	344,576
Other assets	3,806	5,536
Non-current assets	358,446	350,112

Total assets	433,785	420,648

Current liabilities	165,413	195,529

Long-term debt	45,985	17,346
Other liabilities	115,763	99,643
Non-current liabilities	161,748	116,989

Total shareholders’ equity	106,624	108,130

Total liabilities and shareholders’ equity	433,785	420,648

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Revenue	157,270	145,254	113,953

Earnings from operations before finance costs	27,463	24,868	19,602

Net earnings	4,181	7,694	3,977

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

OEH’s investments in and loans and advances to unconsolidated companies amounted to $58,924,000 at December 31, 2012 (2011 - $60,012,000). OEH’s earnings from unconsolidated companies, net of tax were $2,124,000 in 2012 (2011 - $4,357,000; 2010 - $2,258,000).  See Note 23.

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at December 31, 2012, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2018, $15,500,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $2,706,000 of its debt obligations. See Note 3 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At December 31, 2012, long-term debt obligations totalling $85,036,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing.  OEH and its joint venture partner have each guaranteed $9,888,000 of the debt obligations, and $1,163,000 of a working capital loan facility.

6.	Real estate impairment

Real estate assets at December 31, 2012 and 2011 include condominiums and marina slips remaining to be sold at Porto Cupecoy on the Dutch side of St. Martin. OEH records impairment charges against the carrying value of real estate assets if the carrying value exceeds the fair value less costs to sell.  As at December 31, 2012, OEH reclassified Porto Cupecoy real estate assets for all periods presented as assets held for sale, as the Company anticipated a sale to a third party of assets not already encumbered by existing sales contracts. This sale closed in January 2013. Based on the agreed sales price of $19,000,000, OEH recorded an impairment of $3,166,000 for the year ended December 31, 2012. For the year ended December 31, 2011, OEH had determined that the fair value less costs to sell of real estate assets was less than the carrying value, which resulted in the recognition of a non-cash impairment charge of $36,868,000 (2010 - $24,616,000), computed using Level 3 inputs, namely the estimated selling prices and estimated selling costs based on OEH’s recent experience with sales of condominiums and marina slips already completed.  This impairment charge resulted primarily from changes in the estimates of price and pace of future sales as a result of current market conditions.  Additionally as part of the overall impairment calculation for the year ended December 31, 2011, property, plant and equipment at the Porto Cupecoy development with a carrying value of $1,677,000 were written down to a fair value of $Nil.

The total impairment charges of $3,166,000 (2011 - $38,545,000; 2010 - $24,616,000) relate to the real estate segment, and are reported within discontinued operations in the statements of consolidated operations. See Note 2.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2012	2011
December 31,	$’000	$’000

Land and buildings	1,054,171	992,724
Machinery and equipment	193,941	181,467
Fixtures, fittings and office equipment	206,135	184,367
River cruise ship and canal boats	18,255	18,061

	1,472,502	1,376,619
Less: Accumulated depreciation	(300,899)	(269,024)

	1,171,603	1,107,595

The major classes of assets under capital leases included above are as follows:

	2012	2011
December 31,	$’000	$’000

Freehold and leased land and buildings	—	4,461
Machinery and equipment	918	828
Fixtures, fittings and office equipment	103	102

	1,021	5,391
Less: Accumulated depreciation	(829)	(1,164)

	192	4,227

The depreciation charge on property, plant and equipment for the year ended December 31, 2012 was $43,444,000 (2011 - $43,335,000; 2010 - $42,029,000).

In the year ended December 31, 2012, OEH identified a non-cash property, plant and equipment and other assets charge of $3,837,000 relating to the write down to fair value of train carriages of OEH's former Great South Pacific Express tourist train which are held in Australia and not in service.

Also, in the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8,153,000 in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

The impairments above are included in impairment of other intangible assets, other assets and property, plant and equipment in the statements of consolidated operations.

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $183,793,000 (2011 - $185,788,000) is separately disclosed on the consolidated balance sheets. See Note 3.

For the year ended December 31, 2012, OEH capitalized interest in the amount of $4,193,000 (2011 - $863,000; 2010 - $2,201,000). All amounts capitalized were recorded in property, plant and equipment.

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

As part of this assignment, OEH entered into an option agreement which granted the Assignee a “call” option to acquire 45,000 square feet of the approximately 52,000 square feet of excess development rights held by ‘21’ Club at a price to the Assignee of $13,500,000 and, alternatively, a “put” option to sell to OEH the excess development rights (approximately 65,000 square feet) of the Donnell branch site at a price to OEH of $16,000,000.  The option agreement expiration date was extended several times and included a further call option on approximately 4,800 additional square feet of excess development rights at a price to the Assignee of approximately $2,850,000.  The Assignee exercised the call option on December 16, 2011 for $16,350,000. Of these proceeds, $4,514,000 was used to repay a portion of the existing loan facility secured by ‘21’ Club, and the gain realized by OEH was taxable in the U.S.  Cumulative gain on the sale of the purchase and development agreements as well as the exercise of the call option is $16,544,000.

8.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Hotels & Restaurants	Trains & Cruises	Total
Year ended December 31, 2012	$'000	$'000	$'000

Balance as of January 1, 2012	153,605	7,855	161,460
Impairment	(2,055)	—	(2,055)
Foreign currency translation adjustment	1,737	136	1,873

Balance as at December 31, 2012	153,287	7,991	161,278

	Hotels & Restaurants	Trains & Cruises	Total
Year ended December 31, 2011	$'000	$'000	$'000

Balance as of January 1, 2011	168,982	7,888	176,870
Impairment	(11,907)	—	(11,907)
Foreign currency translation adjustment	(3,470)	(33)	(3,503)

Balance as at December 31, 2011	153,605	7,855	161,460

The gross goodwill amount at January 1, 2012 was $190,545,000 (2011 - $194,048,000) and the accumulated impairment at that date was $29,085,000 (2011 - $17,178,000). All impairments to that date related to hotel and restaurant operations.

The assessment and, if required, the determination of goodwill impairment to be recognized uses a discounted cash flow analysis to compute the fair value of the reporting unit. When determining the fair value of a reporting unit, OEH is required to make significant judgments that OEH believes are reasonable and supportable considering all available internal and external evidence at the time.  However, these estimates and assumptions are, by their nature, highly judgmental.  Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of OEH’s routine, long-term planning process, available industry/market data (to the extent available), OEH’s strategic plans, estimates of long-term growth rates taking into account OEH’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions.  The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 2.5% to 5.9% (December 31, 2011 - 2.0% to 10.7%), and pre-tax discount rates which for the year ended December 31, 2012 range from 9.2% to 16.5% (December 31, 2011 - 8.8% to 17.3% ).

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

Under the first step of the goodwill impairment testing for the year ended December 31, 2012, the fair value of the Sicilian hotels was approximately $163,795,000 which was 4% in excess of its carrying value of $156,842,000.  Factors that could be reasonably expected to impact negatively the fair value of the reporting unit are outlined above and specifically sensitive for the Sicilian reporting unit are the continued improvements in occupancy and ADR growth as it becomes a more established location within OEH’s portfolio.

During the year ended December 31, 2012, OEH identified a non-cash goodwill impairment of $2,055,000 at Reid's Palace. Management’s estimates considered future profitability of the business, future growth rates and the related discount rates.  OEH determined this impairment was triggered due to performance that required a reassessment.

Year ended December 31, 2012	$’000

Reid's Palace	2,055

2,055

During the year ended December 31, 2011, OEH identified non-cash goodwill impairments of $11,907,000 at three hotels. Management’s estimates considered future profitability of the businesses, future growth rates and the related discount rates.  OEH determined these impairments were triggered in each case due to performance that required a reassessment.  The impairment loss consisted of the following:

Year ended December 31, 2011	$’000

Maroma Resort and Spa	7,904
La Residencia	2,779
Mount Nelson Hotel	1,224

11,907

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

Year ended December 31, 2010	$’000

La Samanna	5,401
Napasai	494

5,895

9.	Other intangible assets

Other intangible assets consist of the following as of December 31, 2012 and 2011:

	Favorable Lease Assets	Internet Sites	Trade Names	Total
Year ended December 31, 2012	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2012	13,460	1,609	7,100	22,169
Foreign currency translation adjustment	(489)	83	—	(406)

Balance at December 31, 2012	12,971	1,692	7,100	21,763

Accumulated amortization:
Balance at January 1, 2012	1,972	732	—	2,704
Charge for the year	354	136	—	490
Foreign currency translation adjustment	(78)	39	—	(39)

Balance at December 31, 2012	2,248	907	—	3,155

Net book value:
As at December 31, 2012	10,723	785	7,100	18,608

As at December 31, 2011	11,488	877	7,100	19,465

	Favorable Lease Assets	Internet Sites	Trade Names	Total
Year ended December 31, 2011	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2011	13,503	1,630	7,100	22,233
Foreign currency translation adjustment	(43)	(21)	—	(64)

Balance at December 31, 2011	13,460	1,609	7,100	22,169

Accumulated amortization:
Balance at January 1, 2011	1,616	610	—	2,226
Charge for the year	368	132	—	500
Foreign currency translation adjustment	(12)	(10)	—	(22)

Balance at December 31, 2011	1,972	732	—	2,704

Net book value:
As at December 31, 2011	11,488	877	7,100	19,465

As at December 31, 2010	11,887	1,020	7,100	20,007

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

No impairments were recognized for the years ended December 31, 2012 and 2011. In the year ended December 31, 2010, OEH identified and recorded a non-cash impairment charge of $1,070,000 in respect of two Internet-based subsidiaries. The carrying values of the intangible assets were written down to reflect the level of offers being received at the time they were considered held for sale.  Subsequent to December 31, 2010, these assets were returned to continuing operations as all the criteria for held for sale treatment were subsequently not met.

Amortization expense for the year ended December 31, 2012 was $490,000 (2011 - $500,000; 2010 - $601,000).  Estimated amortization expense for each of the years ending December 31, 2013 to December 31, 2017 is $490,000.

10.    Working capital facilities

OEH had approximately $4,473,000 of working capital lines of credit at December 31, 2012 (2011 - $4,439,000) repayable within one year issued by various financial institutions and having various expiration dates, of which $4,473,000 was undrawn (2011 - $4,439,000).

11.    Long-term debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2012	2011
December 31,	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 20 years, with a weighted average interest rate of 4.14% and 4.32%, respectively	521,494	538,730
Obligations under capital lease (See Note 11 (b))	66	5,158

	521,560	543,888
Less: Current portion	90,115	77,058

Total long-term debt and obligations under capital lease	431,445	466,830

For the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. During the year ended December 31, 2012, OEH borrowed $25,749,000 (2011 - $Nil) under this facility.  The loan has a maturity of three years, with two one year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

In June 2012, OEH renewed a loan secured by the Napasai property in Thailand. The loan consists of two tranches, a $9,000,000 facility and a THB135,000,000 ($4,251,000) facility. Annual interest on both tranches is 3.00% over LIBOR and BIBOR, the respective reference rates, and both mature in July 2017.

In September 2012, OEH drew a new loan facility of €35,000,000 ($44,400,000) to refinance €36,844,000 ($46,757,000) of long-term debt maturing in 2013 secured by the two Sicilian hotels.  The loan matures in three years and bears interest at a rate of EURIBOR plus 5.00% per annum. OEH has entered into interest rate swaps to fix the variable interest rate of the full amount on the loan at 5.59%.

Also in September 2012, OEH obtained a new loan of $12,000,000 secured by the cash flows of its two hotels in Bali. The loan will be drawn in the third quarter of 2013 and will be used to refurbish Jimbaran Puri Bali hotel. The loan has an annual interest rate of LIBOR plus 3.75% and matures in September 2015.

In December 2012, OEH entered into a $50,000,000 loan secured by Grand Hotel Europe. The facility consists of two tranches, of which one tranche of $24,000,000 will be used for general corporate purposes and repaying $4,000,000 existing debt, and the second tranche of $26,000,000 will be used for the hotel's refurbishment project. Annual interest on both tranches is 7.00% over LIBOR and the facility matures in December 2017. A capital lease on the hotel was extinguished as part of the refinancing, resulting in a gain of $1,514,000 in the year ended December 31, 2012.

At December 31, 2012, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $1,666,000 outstanding on this loan has been classified as a current portion of debt and OEH expects to rectify this non-compliance in the first half of 2013.

During the year ended December 31, 2011, two loan facilities were refinanced and accounted for as an extinguishment of debt, resulting in the write-off of deferred financing costs of $693,000. One loan totaling $100,000,000 (of which $88,000,000 was drawn) was refinanced with a new loan of $115,000,000.  The new loan has two tranches, one of $100,000,000 which was used to repay the previous debt, and a second tranche of $15,000,000 which was used to fund the renovations at Copacabana Palace.  The loan matures in August 2014 and has an interest rate of LIBOR plus 3.15% per annum. OEH has entered into interest rate swaps to fix the interest rate of approximately 60% of the drawn loan at 0.81%.

The second 2011 loan of €18,000,000 ($26,100,000) refinanced a maturing loan of €30,000,000 ($43,500,000) secured by La Residencia. The new loan, which matures in June 2014, has an interest rate of EURIBOR plus 2.75% per annum. OEH has entered into interest rate swaps to fix the interest rate of approximately 50% of the drawn loan at 2.29%.

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

Many of OEH's bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH's largest loan facility, the specified cross-default threshold amount is $25,000,000. At December 31, 2012, no cross-default provision in a loan facility had been triggered.

The following is a summary of the aggregate maturities of consolidated long-term debt, excluding obligations under capital lease, at December 31, 2012:

Year ended December 31,	$’000

2013	90,064
2014	169,023
2015	221,113
2016	4,442
2017	14,017
2018 and thereafter	22,835

521,494

The Company has guaranteed $341,078,000 of the long-term debt of its subsidiary companies as at December 31, 2012 (2011 -$347,850,000).

The fair value of the debt excluding obligations under capital leases at December 31, 2012 has been estimated in the amount of $533,783,000 (2011 - $509,866,000).

Deferred financing costs related to the above outstanding long-term debt are $13,694,000 at December 31, 2012 (2011 - $13,689,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The debt of Charleston Center LLC, a consolidated VIE, of $97,945,000 at December 31, 2012 (2011 - $90,529,000) is non-recourse to OEH and separately disclosed on the consolidated balance sheet.  The debt was entered into in October 2010 and has a maturity of three years, with two one year extensions and the interest rate is at LIBOR plus a margin of 3.50% per annum. See Note 3.

(b)                              Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2012:

Year ended December 31,	$’000

2013	57
2014	15
2015	—
2016	—
2017	—
2018 and thereafter	—
Minimum lease payments	72
Less: Amount of interest contained in above payments	(6)
Present value of minimum lease payments	66
Less: Current portion	(51)

15

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

12.    Other liabilities

The major balances in other liabilities are as follows:

	2012	2011
December 31,	$’000	$’000

Interest rate swaps (see Note 20)	5,021	7,511
Long-term accrued interest on subordinated debt at Charleston Place Hotel	14,740	14,139
Cash-settled stock appreciation rights plan	96	111
Deferred lease incentive	468	489
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see Note 4)	1,186	3,895
	21,511	26,145

13.    Pensions

From January 1, 2003, a number of non-U.S. OEH employees participated in a funded defined benefit pension plan in the United Kingdom called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2012	2011	2010
Year ended December 31,	%	%	%
Discount rate	4.70%	5.40%	5.80%
Expected long-term rate of return on plan assets	5.30%	6.40%	6.60%

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2012	2011
December 31,	%	%
Discount rate	4.50%	4.70%

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the assets are held.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2012 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate. The fair value of OEH’s pension plan assets at December 31, 2012 and 2011 by asset category is as follows:

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012	$’000	$’000	$’000	$’000

Cash	87	87	—	—
Equity securities:
U.K. managed funds	5,232	5,232	—	—
Overseas managed funds	4,869	4,869	—	—
Fixed income securities:
U.K. government bonds	1,651	1,651	—	—
Corporate bonds	4,233	4,233	—	—
Other types of investments:
Hedge funds	1,534	—	1,534	—
Annuities	2,046	—	—	2,046

	19,652	16,072	1,534	2,046

	Total	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2011	$’000	$’000	$’000	$’000

Cash	90	90	—	—
Equity securities:
U.K. managed funds	4,324	4,324	—	—
Overseas managed funds	4,072	4,072	—	—
Fixed income securities:
U.K. government bonds	1,618	1,618	—	—
Corporate bonds	2,144	2,144	—	—
Other types of investments:
Hedge funds	1,428	—	1,428	—
Annuities	1,871	—	—	1,871

	15,547	12,248	1,428	1,871

Fair value measurements using significant unobservable inputs (Level 3) at December 31, 2012 and 2011 are as follows:

	Annuities	Total
December 31, 2012	$’000	$’000

Beginning balance at January 1, 2012	1,871	1,871
Actual return on assets:
Assets still held at the reporting date	158	158
Purchases, sales and settlements	(75)	(75)
Gain/ (loss) recorded in earnings	—	—
Gain/ (loss) recorded in other comprehensive income	—	—
Foreign exchange	92	92

Ending balance at December 31, 2012	2,046	2,046

	Annuities	Total
December 31, 2011	$’000	$’000

Beginning balance at January 1, 2011	1,669	1,669
Actual return on assets:
Assets still held at the reporting date	286	286
Purchases, sales and settlements	(67)	(67)
Gain/ (loss) recorded in earnings	—	—
Gain/ (loss) recorded in other comprehensive income	—	—
Foreign exchange	(17)	(17)

Ending balance at December 31, 2011	1,871	1,871

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

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	24,189	20,074	19,235
Service cost	—	—	—
Interest cost	1,154	1,062	1,067
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Actuarial loss	1,869	4,259	471
Benefits paid	(560)	(839)	(246)
Curtailment gain	—	—	—
Settlement	—	—	—
Foreign currency translation	1,275	(367)	(453)

Benefit obligation at end of year	27,927	24,189	20,074

Change in plan assets:
Fair value of plan assets at beginning of year	15,547	14,457	11,833
Actual return on plan assets	1,958	347	1,538
Employer contributions	1,854	1,770	1,571
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Benefits paid	(560)	(839)	(246)
Settlement	—	—	—
Foreign currency translation	853	(188)	(239)

Fair value of plan assets at end of year	19,652	15,547	14,457

Funded status at end of year	(8,275)	(8,642)	(5,617)

Net actuarial loss/(gain) recognized in other comprehensive loss	(141)	4,310	(879)

Amounts recognized in the consolidated balance sheets consist of the following:

	2012	2011
December 31,	$’000	$’000

Non-current assets	—	—

Current liabilities	—	—

Non-current liabilities	8,275	8,642

Amounts recognized in accumulated other comprehensive income/(loss) consist of the following:

	2012	2011
December 31,	$’000	$’000

Net loss	(13,975)	(14,116)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in other comprehensive loss	(13,975)	(14,116)

The following table details certain information with respect to OEH’s U.K. defined benefit pension plan:

	2012	2011
Year ended December 31,	$’000	$’000

Projected benefit obligation	27,927	24,189

Accumulated benefit obligation	27,927	24,189

Fair value of plan assets	19,652	15,547

Components of net periodic pension benefit cost are as follows:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	1,154	1,062	1,088
Expected return on assets	(846)	(1,006)	(805)
Net amortization and deferrals	899	608	678

Net periodic benefit cost	1,207	664	961

OEH expects to contribute $2,618,000 to the U.K. defined benefit pension plan in 2013.  The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2013	460
2014	517
2015	548
2016	577
2017	628
Next five years	3,643

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $968,000.

OEH has certain other post-retirement benefit obligations, of which the most significant relates to Mount Nelson Hotel in South Africa.

OEH has a defined benefit pension plan in South Africa for certain employees of the Mount Nelson Hotel.  The total number of active members is one, and the remaining members are retired pensioners.  The latest actuarial valuation performed as at December 31, 2011 and updated for foreign exchange rates at December 31, 2012 showed a net pension plan deficit of approximately $77,000 (2011 - surplus of $15,000) based on fair value of plan assets of $700,000 (2011 - $971,000) and projected benefit obligation of $777,000 (2011 - $956,000).

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,719	3,023	2,552

14.    Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax.  OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions for which it is expected that the tax benefit of losses will not be recognizable at year end.

Accordingly, the income tax provision was attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax and also attributable to the relative amount of earnings or loss in various jurisdictions, the effect of valuation allowances, and uncertain tax positions. The income tax provision is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Discrete items which had the most significant impact on the tax rate include a deferred tax charge of $83,000 in 2012 (2011 - credit of $2,094,000) arising in respect of foreign exchange gain/loss on the remeasurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differs from the functional currency.

The provision for income taxes consists of the following:

Year ended December 31, 2012	Pre-Tax (Loss)/ Income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(8,244)	—	—	—
United States	1,290	3,656	(647)	3,009
Rest of the world	16,200	16,744	2,234	18,978

	9,246	20,400	1,587	21,987

Year ended December 31, 2011	Pre-Tax (Loss)/ Income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(23,436)	—	—	—
United States	13,918	3,986	(561)	3,425
Rest of the world	6,408	17,132	(477)	16,655

	(3,110)	21,118	(1,038)	20,080

Year ended December 31, 2010	Pre-Tax (Loss)/ Income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(16,208)	—	—	—
United States	(7,431)	1,510	(1,882)	(372)
Rest of the world	11,284	7,618	10,938	18,556

	(12,355)	9,128	9,056	18,184

The reconciliation of earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2012	2011	2010
Year ended December 31,	$'000	$'000	$'000

Earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax	9,246	(3,110)	(12,355)

Tax charge at statutory tax rate of Nil% (1)	—	—	—

Non-deductible/(taxable) items:
Exchange rate movements on deferred tax	83	(2,094)	990
Other permanent items	3,054	193	(734)
Change in valuation allowance	6,093	11,795	19,019
Difference in taxation rates	11,645	9,449	(2,177)
Change in provisions for uncertain tax positions	(174)	817	1,153
Change in tax rates	600	(222)	(107)
Other	686	142	40

Provision for income taxes	21,987	20,080	18,184

(1) The Company is resident in Bermuda, which does not impose an income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s deferred tax assets and liabilities:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	93,466	61,708	52,791
Pensions	1,899	2,161	1,517
Share options	2,813	1,647	—
Trademarks	5,563	3,868	—
Other	9,197	2,897	6,975
Less: Valuation allowance	(97,376)	(50,746)	(28,201)

Net deferred tax assets	15,562	21,535	33,082

Other	(5,267)	(4,609)	—
Depreciable assets	(171,016)	(172,643)	(195,647)

Deferred tax liabilities	(176,283)	(177,252)	(195,647)

Net deferred tax liabilities	(160,721)	(155,717)	(162,565)

The net deferred tax balances are included in prepaid expenses and other, accrued liabilities, deferred income taxes and deferred income taxes of consolidated variable interest entities presented on the face of the consolidated balance sheets.

The gross amount of tax loss carry-forwards is $350,926,000 at December 31, 2012 (2011 - $211,851,000).  Of this amount, $7,126,000 will expire in the five years ending December 31, 2017 and a further $50,889,000 will expire in the five years ending December 31, 2022. The remaining losses of $292,911,000 will expire after December 31, 2022 or have no expiry date.  After weighing all positive and negative evidence, a valuation allowance has been provided against gross deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The determination of the additional deferred taxes that have not been provided is not practicable.

OEH’s 2012 tax provision of $21,987,000 (2011 - $20,080,000; 2010 - $18,184,000) included a benefit of $174,000 (2011 - benefit of $3,439,000; 2010 - charge of $1,043,000) in respect of the provision for uncertain tax positions under ASC 740, of which a charge of $121,000 (2011 - benefit of $2,058,000; 2010 - charge of $547,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2012 provision for income taxes included a deferred tax provision of $6,093,000 in respect of valuation allowances due to a change in estimate concerning OEH’s ability to realize loss carry-forwards and other deferred tax assets in certain jurisdictions compared to a $11,795,000 provision in 2011.

At December 31, 2012, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2012	$’000	$’000	$’000	$’000

Balance at January 1, 2012	4,755	3,169	1,148	438
Additional uncertain tax provision identified during the year	403	401	2	—
Uncertain tax provision on prior year positions	444	151	168	125
Uncertain tax provisions paid during the year	—	—	—	—
Uncertain tax provisions settled during the year	(686)	(622)	(64)	—
Foreign exchange	(335)	(225)	(80)	(30)

Balance at December 31, 2012	4,581	2,874	1,174	533

At December 31, 2012, OEH recognized a $4,581,000 liability in respect of its uncertain tax positions. All of this ASC 740 provision arises in jurisdictions in which OEH conducts business other than Bermuda. The entire balance of uncertain tax benefit at December 31, 2012, if recognized, would affect the effective tax rate.

At December 31, 2011, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2011	$’000	$’000	$’000	$’000

Balance at January 1, 2011	8,194	4,550	1,627	2,017
Additional uncertain tax provision identified during the year	—	—	—	—
Uncertain tax provision on prior year positions	817	600	132	85
Uncertain tax provisions paid during the year	(642)	(306)	(192)	(144)
Uncertain tax provisions settled during the year	(3,178)	(1,500)	(358)	(1,320)
Foreign exchange	(436)	(175)	(61)	(200)

Balance at December 31, 2011	4,755	3,169	1,148	438

At December 31, 2010, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2010	$’000	$’000	$’000	$’000

Balance at January 1, 2010	7,151	4,054	1,219	1,878
Additional uncertain tax provision identified during the year	1,153	606	408	139
Uncertain tax provision on prior year positions	—	—	—	—
Uncertain tax provisions paid during the year	—	—	—	—
Uncertain tax provisions settled during the year	—	—	—	—
Foreign exchange	(110)	(110)	—	—

Balance at December 31, 2010	8,194	4,550	1,627	2,017

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2012, all tax years after 2002 are open to examination by the tax authorities.

OEH believes that it is reasonably possible that within the next 12 months the ASC 740 provision will decrease by approximately $500,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which OEH operates. These amounts relate primarily to transfer pricing inquiries by the tax authorities.

15.    Supplemental cash flow information and restricted cash

(a)    Interest and income taxes

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Cash paid for:
Interest	29,756	37,233	33,586

Income taxes	28,967	16,413	14,420

(b)    Non-cash investing and financing activities

In conjunction with the acquisition of the Sicilian hotels in 2010 (see Note 4), liabilities were assumed as follows:

2010
Year ended December 31,	$’000

Fair value of assets acquired	115,165
Cash paid	(46,285)

Liabilities assumed	68,880

The purchase price, net of contingent consideration, of Grand Hotel Timeo and Villa Sant’Andrea acquired in January 2010 included vendor financing of €5,000,000 ($7,064,000) at the date of acquisition.

OEH entered into a non-cash transaction to purchase land adjacent to its hotel at La Samanna in St. Martin from a third party during the year ended December 31, 2010.  See Note 4.

(c)    Restricted cash

	2012	2011
December 31,	$’000	$’000

Cash deposits required to be held with banks to support OEH’s payment of interest and principal	16,213	9,606
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	4,079	2,890
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	788	718

	21,080	13,214

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

(c)          Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, and (ii) the commencement or announcement of a tender offer or exchange offer by a person for 30% or more of the outstanding class A common shares or 30% or more of the outstanding class B common shares.  At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one hundredth of a series A junior participating preferred share of the Company at an exercise price of $70 (the “Purchase Price”) for each one one hundredth of such junior preferred share, subject to adjustment in certain events.  From and after the date on which any person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price.  If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price.  Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 15% beneficial ownership as described above, but less than 50% beneficial ownership.  The rights will expire on June 1, 2020 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares.

(d)          Acquired shares

Included in shareholders’ equity is a reduction for 18,044,478 class B common shares of the Company that a subsidiary of the Company acquired in 2002.  Under applicable Bermuda law, these shares are outstanding and may be voted, although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(e)          Preferred shares

The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement.

17.    Share-based compensation plans

At December 31, 2012, OEH had five share-based compensation plans, which are described below.  The compensation cost that has been charged to selling, general and administrative expense for these plans was $6,834,000 for the year ended December 31, 2012 (2011 - $6,752,000; 2010 - $5,965,000). Cash received from exercised options and vested awards was $3,000 for the year ended December 31, 2012 (2011 - $3,000; 2010 - $1,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2012 to be recognized over the period January 1, 2013 to December 31, 2015, was $13,805,000 and the weighted average period over which it is expected to be recognized is 28 months. Measured from the date of award, substantially all awards of deferred shares and stock appreciation rights have a maximum term of three years, and all awards of share options have a maximum term of 10 years.

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000 class A common shares, respectively, could be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2012, 23,500 class A common shares were reserved under the 2000 plan, and 453,950 class A common shares were reserved under the 2004 plan.  At December 31, 2012, no shares remain available for future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below.

The fair value of options which were exercised in the year to December 31, 2012 was $8,000. The number of options which vested during the year was 4,206.

Details of share option transactions under the 2000 and 2004 stock option plans are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2011	808,500	24.57
Granted	—	—
Exercised	(4,677)	5.89
Forfeited, cancelled or expired	(264,973)	27.53

Outstanding — December 31, 2011	538,850	23.05
Granted	—	—
Exercised	(4,206)	5.89
Forfeited, cancelled or expired	(57,194)	21.09

Outstanding — December 31, 2012	477,450	23.44	4.8	1,330

Exercisable — December 31, 2012	477,450	23.44	4.8	1,330

The options outstanding under the 2000 and 2004 plans at December 31, 2012 were as follows:

Exercise prices $	Outstanding at 12/31/2012	Exercisable at 12/31/2012	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	229,300	229,300	5.9	5.89	5.89
13.40	10,000	10,000	0.4	13.40	13.40
14.70	29,000	29,000	1.6	14.70	14.70
28.40	15,000	15,000	2.7	28.40	28.40
28.50	16,500	16,500	2.5	28.50	28.50
34.88	3,200	3,200	3.2	34.88	34.88
34.90	8,650	8,650	3.6	34.90	34.90
35.85	16,500	16,500	5.7	35.85	35.85
36.50	22,150	22,150	3.5	36.50	36.50
42.87	8,050	8,050	3.9	42.87	42.87
46.08	14,200	14,200	5.4	46.08	46.08
51.90	12,600	12,600	5.2	51.90	51.90
52.51	7,800	7,800	4.2	52.51	52.51
52.51	64,900	64,900	4.7	52.51	52.51
52.59	9,300	9,300	4.5	52.59	52.59
59.23	10,300	10,300	4.9	59.23	59.23

	477,450	477,450

The weighted average fair value of options granted during the year ended December 31, 2012 was $Nil (2011 - $Nil; 2010 - $Nil).

(b)          2007 performance share plan

Under the Company’s 2007 performance share plan, awards of up to 500,000 class A common shares could be granted to OEH employees.  The shares covered by the awards were to be issued after at least one year from the grant date upon payment of a nominal amount ($0.01 per share), subject to meeting performance criteria set forth in the awards.  Awards were also granted under the plan without any specified performance criteria. When the shares were issued under the awards, the grantees were also entitled to receive a cash equivalent of the dividends, if any, which would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date. At December 31, 2012, no shares remain available for future grants as these have been transferred to the 2009 plan described below.

The status of the awards as of December 31, 2012 and 2011 and changes during the years then ended are presented as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $’000

Outstanding — January 1, 2011	284,512	0.01
Granted	—	—
Vested and issued	(26,690)	0.01
Forfeited, cancelled or expired	(85,593)	0.01

Outstanding — December 31, 2011	172,229	0.01
Granted	—	—
Vested and issued	(108,802)	0.01
Forfeited, cancelled or expired	(63,427)	0.01

Outstanding — December 31, 2012	—	—	—

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

In the year ended December 31, 2012 and 2011, no SARs were awarded. In the year ended December 31, 2010, OEH awarded 57,455 SARs at a price of $11.44 per SAR vesting in 2013.

Awards of SARs have been recorded as other liabilities with a fair value of $96,000.

Estimates of fair values of the awards were made using the Black-Scholes valuation model based on the following assumptions:

Year ended December 31,	2012	2011	2010
Expected share price volatility	47%	51%-59%	50%-79%
Risk-free interest rate	0.16%	0.28%-0.45%	1.02%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	11 months	1 year	2 years

(d)          2009 share award and incentive plan

The Company's 2009 share award and incentive plan became effective in June 2009 and replaced the 2000 stock option plan, 2004 stock option plan and 2007 performance share plan (the “Pre-existing Plans”). A total of 1,084,550 class A common shares plus the number of class A common shares subject to outstanding awards under the Pre-existing Plans which become available after June 2009 as a result of expirations, cancellations, forfeitures or terminations, were reserved for issuance for awards under the 2009 share award and incentive plan. In 2010, the 2009 plan was amended to increase by 4,000,000 the number of class A shares authorized for issuance under the plan, and in 2012 by another 5,000,000 class A shares.

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

During 2012, the following awards were made under the 2009 plan on the following dates:

March 9, 2012:

•	share options on 31,700 class A common shares vesting on March 9, 2015 at an exercise price of $9.95 per share,

•
deferred shares without performance criteria covering 107,300 class A common shares, of which 3,300 class A common shares vest on January 30, 2015 and 104,000 class A common shares vest on March 9, 2015 at a purchase price of $0.01 per share, and

•	deferred shares with performance criteria on up to 386,600 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share.

June 7, 2012:

•	share options on 330,200 class A common shares vesting on June 7, 2015 at an exercise price of $8.42 per share, and

•	deferred shares without performance criteria on 109,000 class A common shares vesting on June 7, 2015 at a purchase price of $0.01 per share.

November 15, 2012:

•	share options on 449,550 class A common shares vesting on November 15, 2015 at an exercise price of $11.32 per share, and

•
deferred shares without performance criteria on 440,000 class A common shares vesting 110,000 equally on January 1, 2013 and on each January 1 thereafter until 2016 at a purchase price of $0.01 per share.

The fair value of option grants made in the year to December 31, 2012 was $5,041,375.  The fair value of options which became exercisable in the year to December 31, 2012 was $2,473,000. The fair value of options which were exercised in the year was $6,000. The number of options which vested during the year was 593,216.

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2011	2,010,350	9.31
Granted	1,064,050	9.50
Exercised	(2,121)	9.41
Forfeited, cancelled or expired	(536,679)	9.51

Outstanding — December 31, 2011	2,535,600	9.35
Granted	811,450	10.09
Exercised	(29,477)	8.44
Forfeited, cancelled or expired	(364,223)	9.55

Outstanding — December 31, 2012	2,953,350	9.54	8.3	6,360

Exercisable — December 31, 2012	579,200	8.60	6.6	1,788

The options outstanding under the 2009 plan at December 31, 2012 were as follows:

Exercise prices $	Outstanding at 12/31/2012	Exercisable at 12/31/2012	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.38	324,300	324,300	6.4	8.38	8.38
7.71	5,000	5,000	6.5	7.71	7.71
8.91	249,900	249,900	6.9	8.91	8.91
9.93	5,000	—	7.1	9.93	9.93
8.37	319,300	—	7.5	8.37	8.37
11.44	372,550	—	7.9	11.44	11.44
11.69	286,400	—	8.4	11.69	11.69
8.06	592,750	—	8.9	8.06	8.06
9.95	31,700	—	9.2	9.95	9.95
8.42	316,900	—	9.5	8.42	8.42
11.32	449,550	—	9.9	11.32	11.32

	2,953,350	579,200

Estimates of the fair value of share options on the grant date using the Black-Scholes option pricing model were based on the following assumptions:

Year ended December 31,	2012	2011	2010
Expected share price volatility	58%-60%	56%-58%	55%-58%
Risk-free interest rate	1.03%-1.69%	0.97%-1.40%	1.44%-2.71%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	8 years	5 years	5 years

Estimates of the fair value of deferred shares without performance criteria on the grant date using the Black-Scholes option pricing model were based on the following assumptions:

Year ended December 31,	2012	2011	2010
Expected share price volatility	52%-67%	37%-82%	51%-92%
Risk-free interest rate	0.10%-0.40%	0.13%-1.20%	0.14%-1.26%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	2 months - 3 years	4 months - 3 years	3 months - 3 years

At December 31, 2012, awards of deferred shares on 1,343,649 class A common shares were reserved under the 2009 plan.  Of these awards, 787,200 do not specify any performance criteria and will vest up to January 2016. The remaining awards of up to 556,449 deferred shares will vest up to March 2015 and are subject to performance and market criteria. Half of the 556,449 deferred share awards is subject to performance criteria based on OEH’s earnings before tax for the three years ending December 31, 2012, 2013 or 2014, and the other half is subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The fair value of deferred shares with and without performance awarded in the year to December 31, 2012 was $7,967,392. The fair value of deferred shares vested in the year to December 31, 2012 was $1,279,000.

The status of the deferred share awards as of December 31, 2012 and 2011 and changes during the years then ended were as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2011	357,708	0.01
Granted	387,700	0.01
Vested and issued	(219,128)	0.01
Forfeited, cancelled or expired	(41,260)	0.01

Outstanding — December 31, 2011	485,020	0.01
Granted	1,042,900	0.01
Vested and issued	(130,134)	0.01
Forfeited, cancelled or expired	(54,137)	0.01

Outstanding — December 31, 2012	1,343,649	0.01	15,707

There were no vested and unissued deferred share awards as of December 31, 2012.

Estimates of fair values of deferred shares with performance and market conditions were made using the Monte Carlo valuation model based on the following assumptions:

Year ended December 31,	2012	2011	2010
Expected share price volatility	59%	88%	93%
Risk-free interest rate	0.47%	1.40%-0.97%	1.11%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	3 years	3 years	3 years

18.	Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $9,650,000 at December 31, 2012 (2011 - $15,432,000).

As part of the consideration for the acquisition in January 2010 of Grand Hotel Timeo and Villa Sant’Andrea, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  In February 2011, €1,500,000 (equivalent to $2,062,000 at February 28, 2011) of this amount was paid to the vendor as the appropriate permits to add a swimming pool to Villa Sant’Andrea have been obtained. In November 2012, €2,500,000 (equivalent to $3,188,000 at November 15, 2012) of this amount was paid to the vendor as the appropriate permits to add additional rooms to Villa Sant’Andrea have been obtained. See Note 4.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $5,224,000 at December 31, 2012, have not been recognized by OEH because of the uncertainty of collectability.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2013	10,309
2014	10,328
2015	10,244
2016	9,913
2017	9,548
2018 and thereafter	89,040

139,382

Rental expense for the year ended December 31, 2012 amounted to $10,538,000 (2011 - $9,865,000; 2010 - $9,459,000).

OEH has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. The option is not assignable and expires one year after Mr. Sherwood's death. These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

19.    Fair value measurements

Derivatives are recorded in the consolidated balance sheets at fair value.  The valuation process for the derivatives uses observable market data provided by third-party sources. Interest rate swaps are valued by using yield curves derived from observable interest rates to project future swap cash flows and then discount these cash flows back to present values. Interest rate caps are valued using a model that projects the probability of various levels of interest rates occurring in the future using observable volatilities. OEH incorporates credit valuation adjustments to reflect both its own and its respective counterparty’s non-performance risk in the fair value measurements.

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

The following tables summarize the valuation of OEH’s assets and liabilities by the fair value hierarchy at December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2012	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	6	—	6

Total assets	—	6	—	6

Liabilities at fair value:
Derivative financial instruments	—	(8,879)	—	(8,879)

Total net liabilities	—	(8,873)	—	(8,873)

	Level 1	Level 2	Level 3	Total
December 31, 2011	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	60	—	60

Total assets	—	60	—	60

Liabilities at fair value:
Derivative financial instruments	—	(10,954)	—	(10,954)

Total net liabilities	—	(10,894)	—	(10,894)

During the year ended December 31, 2012, there were no transfers between levels of the fair value hierarchy. OEH's policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period. The table below presents a reconciliation of the beginning and ending balances of derivatives having fair value measurements based on significant unobservable inputs (Level 3) for the year ended December 31, 2011:

	Beginning balance at January 1, 2011 $’000	Transfers into/(out of) Level 3 $’000	Realized losses included in earnings $’000	Unrealized gains included in other comprehensive income $’000	Purchases, Sales, Issuances or Settlements $’000	Ending balance at December 31, 2011 $’000
Liabilities at fair value:
Derivative financial instruments	(277)	(1,473)	305	1,140	305	—

Total liabilities	(277)	(1,473)	305	1,140	305	—

The Level 3 opening balance in 2011 represents new swaps with a fair value close to zero where the credit valuation adjustment is greater than 20% of the fair value.

The amount of total losses for the year ended December 31, 2012 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2011 - $Nil; 2010 - $Nil).

(a)    Fair value of financial instruments

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

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of December 31, 2012 and 2011 are as follows:

December 31, 2012	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	93,382	93,382
Accounts receivable	36,533	36,533
Working capital facilities	—	—
Accounts payable	25,182	25,182
Accrued liabilities	77,519	77,519
Long-term debt, including current portion, excluding obligations under capital leases	521,494	533,783
Long-term debt, including current portion, held by consolidated variable interest entities	97,945	99,656

December 31, 2011	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	90,104	90,104
Accounts receivable	44,599	44,599
Working capital facilities	—	—
Accounts payable	28,998	28,998
Accrued liabilities	87,617	87,617
Long-term debt, including current portion, excluding obligations under capital leases	538,730	509,866
Long-term debt, including current portion, held by consolidated variable interest entities	90,529	89,525

(b)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of OEH’s non-financial assets measured on a non-recurring basis at December 31, 2012, 2011 and 2010 are as follows:

		Fair value measurements using
	Fair Value (1) at December 31, 2012 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in year ended December 31, 2012 $’000
Assets of discontinued operations held for sale	22,040	—	—	22,040	(3,166)
Property, plant and equipment	3,521	—	—	3,521	(2,538)
Goodwill	7,515	—	—	7,515	(2,055)
Other assets	—	—	—	—	(1,299)

		Fair value measurements using
	Fair Value (1) at December 31, 2011 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in year ended December 31, 2011 $’000
Assets of discontinued operations held for sale	63,522	—	—	63,522	(65,144)
Property, plant and equipment	6,000	—	—	6,000	(8,153)
Goodwill	—	—	—	—	(11,907)

		Fair value measurements using
	Fair Value (1) at December 31, 2010 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in year ended December 31, 2010 $’000
Assets of discontinued operations held for sale	108,155	—	—	108,155	(30,900)
Property, plant and equipment	22,912	—	—	22,912	(6,386)
Goodwill	—	—	—	—	(5,895)
Other intangible assets	1,020	—	—	1,020	(1,070)

 (1)   Excludes costs to sell.

Assets of discontinued operations held for sale

For the year ended December 31, 2012, assets of discontinued operations held for sale related to Porto Cupecoy real estate assets with a carrying value of $25,206,000 were written down to fair value of $22,040,000, resulting in a non-cash impairment charge of $3,166,000.

For the year ended December 31, 2011, assets of discontinued operations held for sale related to Keswick Hall with a carrying value of $43,934,000 (including the value of land held for property development) were written down to fair value of $20,000,000, resulting in a non-cash impairment charge of $23,934,000.  In the fourth quarter of 2011, a model home was sold for $1,250,000, reducing the fair value of Keswick Hall (including the value of land held for property development) to $18,750,000.  In addition, assets of discontinued operations held for sale at Bora Bora Lagoon Resort were written down to fair value of $2,850,000, resulting in a non-cash impairment charge of $2,150,000. In addition, real estate assets held for sale at the Porto Cupecoy development were written down to their fair value, resulting in a non-cash impairment charge of $36,868,000 and, as part of an overall impairment calculation, property, plant and equipment at Porto Cupecoy with a carrying value of $1,677,000 were written down to fair value of $Nil. In addition, goodwill of The Westcliff with a carrying value of $515,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $515,000.

For the year ended December 31, 2010, assets of discontinued operations held for sale with a carrying amount of $5,000,000 (net of offsetting amounts within the currency translation adjustments account) of Bora Bora Lagoon Resort were increased to fair value, resulting in a gain of $1,305,000 from foreign currency fluctuations.  Assets of discontinued operations held for sale of Hôtel de la Cité with a carrying value of $18,276,000 were written down to fair value of $12,287,000, resulting in a non-cash impairment charge of $5,989,000. In addition, real estate assets of Porto Cupecoy were written down to fair value, resulting in a non-cash impairment charge of $24,616,000. In addition, real estate assets held for sale of Keswick Hall (model development homes), which were transferred to assets of discontinued operations held for sale, were written down to fair value, resulting in an impairment charge of $1,600,000.

Any gains or losses on movements are included in earnings/(losses) from discontinued operations in the period incurred.  See Note 2.

Property, plant and equipment

For the year ended December 31, 2012, train carriages of OEH's former Great South Pacific Express tourist train which are held in Australia and not in service with a carrying value of $6,059,000 were written down to fair value of $3,521,000, resulting in a non-cash impairment charge of $2,538,000.

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

Goodwill

For the year ended December 31, 2012, goodwill of Reid's Palace hotel with a carrying value of $9,570,000 was written down to fair value of $7,515,000, resulting in a non-cash impairment charge of $2,055,000.

For the year ended December 31, 2011, goodwill of Maroma Resort and Spa, La Residencia and Mount Nelson Hotel with a carrying value of $11,907,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $11,907,000.

For the year ended December 31, 2010, goodwill of La Samanna and Napasai with a carrying value of $5,895,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $5,895,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 8.

Other assets

For the year ended December 31, 2012, deferred costs associated with Great South Pacific Express with a carrying value of $1,299,000 were written down to fair value of $Nil resulting in a non-cash impairment charge of $1,299,000. These costs were written off as part of OEH's review of the uses of train carriage assets currently not in service in Australia, as described in the property, plant and equipment section above.

There were no impairments to other assets in the years ended December 31, 2011 and 2010.

These impairments are included in earnings from continuing operations in the period incurred. See Note 7.

Other intangible assets

There were no impairments to other intangible assets in the years ended December 31, 2012 and 2011.

For the year ended December 31, 2010, other intangible assets of Internet-based businesses Luxurytravel.com UK Ltd. and O.E. Interactive Ltd. with a carrying value of $2,090,000 were written down to fair value of $1,020,000, resulting in a non-cash impairment charge of $1,070,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 9.

20.    Derivatives and hedging activities

Risk management objective of using derivatives

OEH enters into derivative financial instruments with the objective to manage its exposures to future movements in interest rates on its borrowings.

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal.  During the year ended December 31, 2012, interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

Derivative instruments are recorded on the balance sheets at fair value.  The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of December 31, 2012, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2012		2011
December 31,	’000		’000

Interest Rate Swaps	A$	—	A$	10,800
Interest Rate Swaps		€142,094		€148,332
Interest Rate Swaps		$104,259		$117,765

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of December 31, 2012, OEH had interest rate options with a fair value of $6,000 (2011 - $60,000) and a notional amount of €76,469,000 and $53,760,000 (2011 - €43,594,000 and $54,880,000) that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of December 31, 2012 and 2011:

	Liability Derivatives
		Fair value as of	Fair value as of
		December 31, 2012	December 31, 2011
	Balance Sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	—
Interest Rate Swaps	Accrued liabilities	(3,858)	(3,443)
Interest Rate Swaps	Other liabilities	(5,021)	(7,511)

Total		(8,879)	(10,954)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	6	60
Interest Rate Swaps	Accrued liabilities	—	—
Interest Rate Swaps	Other liabilities	—	—

Total		6	60

The table below (in which “OCI” means other comprehensive income) presents the effect of OEH’s derivative financial instruments on the statements of consolidated operations and the statements of consolidated comprehensive income for the years ended December 31, 2012 and 2011:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Interest rate swaps designated as hedging instruments:
Beginning accumulated other comprehensive loss	(6,440)	(8,745)	(11,275)

Amount of loss recognized in OCI (effective portion)	(7,032)	(7,566)	(8,385)

Amount of loss reclassified from accumulated OCI into interest income (effective portion)	6,129	8,789	11,027

Deferred tax on OCI movement	1,367	1,082	(112)

Change in fair value, net of tax	464	2,305	2,530

Ending accumulated other comprehensive loss	(5,976)	(6,440)	(8,745)

Amount of loss recognized in interest expense on derivatives (ineffective portion)	218	(353)	(534)

Derivatives not designated as hedging instruments:
Amount of (loss)/gain recognized in interest expense	(54)	484	(2,217)

At December 31, 2012, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $3,602,000 (2011 - $3,080,000).

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $8,879,000 (2011 - $10,954,000). As of December 31, 2012, OEH had cash collateral of $Nil (2011 - $Nil) with its derivative counterparties in respect of these net liability positions. If OEH breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $8,946,000 (2011 - $11,551,000).

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $44,166,000 at December 31, 2012 (2011 - $45,919,000), both being liabilities of OEH. Amounts recorded in other comprehensive income/(loss) were a $806,000 loss for the year ended December 31, 2012 (2011 - $2,748,000 gain; 2010 - $4,398,000 gain).

21.    Accumulated other comprehensive loss

The accumulated balances for each component of other comprehensive income/(loss) are as follows:

	2012	2011
December 31,	$’000	$’000

Foreign currency translation adjustments, net of tax (benefit) of $(520) and $(477)	(67,135)	(52,611)
Derivative financial instruments, net of tax (benefit) of $(2,337) and $(970)	(5,976)	(6,440)
Pension liability, net of tax provision of $2,337 and $2,161	(13,270)	(13,238)

	(86,381)	(72,289)

22.    Information concerning financial reporting for segments and operations in different geographical areas

OEH's operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The chief operating decision maker is the Chief Executive Officer. OEH's operating segments are aggregated into three reporting segments, (i) hotels and restaurants - earnings derived from hotels and restaurants which it owns, jointly owns or manages, (ii) tourist trains and cruises - earnings derived from train and cruise businesses which it owns, jointly owns or manages, and (iii) real estate - earnings derived from the development and sale of real estate which it owns, which are grouped into various geographical regions. At December 31, 2012, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, and Southeast Asia, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and a canal boat business in France, and real estate development is located in the Caribbean and Southeast Asia. Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”).

Financial information regarding these business segments is as follows:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Revenue:

Owned hotels - Europe	202,342	213,232	169,772
- North America	107,357	102,655	96,724
- Rest of World	138,703	140,951	121,250
Hotel management/part ownership interests	5,482	5,809	4,300
Restaurants	16,159	16,312	15,809
Hotels and restaurants	470,043	478,959	407,855
Tourist trains and cruises	74,725	75,777	61,740
Real estate	650	—	—

	545,418	554,736	469,595

Depreciation and amortization:

Owned hotels - Europe	18,184	18,487	18,169
- North America	10,338	9,795	10,361
- Rest of World	9,292	9,957	9,182
Restaurants	827	675	671
Hotels and restaurants	38,641	38,914	38,383
Tourist trains and cruises	4,335	3,906	3,479
	42,976	42,820	41,862
Unallocated corporate	958	1,015	768

	43,934	43,835	42,630

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Adjusted earnings by segment:

Owned hotels - Europe	56,289	60,264	37,388
- North America	19,481	13,552	14,986
- Rest of World	34,652	33,461	28,602
Hotel management/part ownership interests	2,818	5,261	2,228
Restaurants	2,203	(67)	2,476
Hotels and restaurants	115,443	112,471	85,680
Tourist trains and cruises	22,235	20,948	17,407
Real estate	(612)	—	(280)

Reconciliation to net losses:
Total adjusted earnings by segment	137,066	133,419	102,807

Gain on disposal	1,514	16,544	—
Impairment of goodwill	(2,055)	(11,907)	(5,895)
Impairment of other intangible assets, other assets and property, plant and equipment	(3,837)	(8,153)	(7,456)
Impairment of property, plant and equipment in unconsolidated company	—	(626)	—
Central overheads	(38,974)	(37,095)	(26,503)
Depreciation and amortization	(43,934)	(43,835)	(42,630)
Interest income	1,067	2,365	1,295
Interest expense	(30,862)	(42,599)	(34,165)
Foreign currency, net	(2,844)	(4,596)	4,678
Provision for income taxes	(21,987)	(20,080)	(18,184)
Share of provision for income taxes of unconsolidated companies	(5,771)	(2,270)	(2,228)

Losses from continuing operations	(10,617)	(18,833)	(28,281)
Earnings/(losses) from discontinued operations	3,729	(68,763)	(34,299)

Net losses	(6,888)	(87,596)	(62,580)

Earnings from unconsolidated companies, net of tax:

Hotels and restaurants
Hotel management/part ownership interests	1,517	35	(2,026)
Tourist trains and cruises	607	4,322	4,284

	2,124	4,357	2,258

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Capital expenditure:

Owned hotels - Europe	17,187	18,660	29,746
- North America	45,758	16,419	12,185
- Rest of World	27,104	17,836	17,037
Restaurants	1,901	1,271	257
Hotels and restaurants	91,950	54,186	59,225
Tourist trains and cruises	4,410	3,849	4,229
Total segment capital expenditure	96,360	58,035	63,454
Unallocated corporate	771	1,962	1,124

	97,131	59,997	64,578

	2012	2011
December 31,	$’000	$’000

Identifiable assets:

Owned hotels - Europe	736,735	724,547
- North America	574,385	516,144
- Rest of World	334,471	334,271
Hotel management/part ownership interests	94,343	75,781
Restaurants	29,568	31,352
Hotels and restaurants	1,769,502	1,682,095
Tourist trains and cruises	98,523	104,401
Real estate	1,924	8,983
Discontinued operations held for sale	22,078	135,390

	1,892,027	1,930,869

Financial information regarding geographic areas based on the location of properties is as follows:

	2012	2011	2010
Year ended December 31,	$’000	$’000	$’000

Revenue:
Europe	266,553	280,372	225,179
North America	124,166	118,967	112,533
Rest of World	154,699	155,397	131,883

	545,418	554,736	469,595

	2012	2011
December 31,	$’000	$’000

Long-lived assets at book value:
Europe	709,750	694,977
North America	537,762	495,927
Rest of World	346,694	343,416

	1,594,206	1,534,320

Long-lived assets at book value constitute the following:

	2012	2011
December 31,	$’000	$’000

Property, plant and equipment	1,171,603	1,107,595
Property, plant and equipment of consolidated variable interest entities	183,793	185,788
Investments in unconsolidated companies	58,924	60,012
Goodwill	161,278	161,460
Other intangible assets	18,608	19,465

	1,594,206	1,534,320

23.    Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH is an equity method investor.  The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2012 was $5,005,000 (2011 - $2,581,000). In the year ended December 31, 2012, OEH earned management fees of $389,000 (2011 - $279,000; 2010 - $278,000), which are recorded in revenue.

OEH manages under long-term contracts the Hotel Monasterio, Palacio Nazarenas, Machu Picchu Sanctuary Lodge and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocarril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Note 5.  In the year ended December 31, 2012, OEH earned management and guarantee fees of $7,886,000 (2011 - $7,644,000; 2010 - $5,303,000) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at December 31, 2012 was $6,398,000 (2011 - $5,765,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the year ended December 31, 2012, OEH earned $1,035,000 (2011 - $1,204,000; 2010 - $1,107,000) in management fees, which are recorded in revenue, and $631,000 (2011 - $560,000; 2010 - $372,000) in interest income.  The amount due to OEH from the Hotel Ritz at December 31, 2012 was $24,128,000 (2011 - $18,486,000).  See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

24.    Subsequent events

On January 31, 2013, OEH completed the sale of condominium units, marina slips and commercial units at its Porto Cupecoy property development (excluding condominium units under sale contracts) for an agreed sales price of $19,000,000, less costs to sell. See Note 2.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of OEH's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to OEH management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, OEH management has concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH's internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management has concluded that OEH's internal control over financial reporting was effective as of December 31, 2012.

Deloitte LLP, OEH's independent registered public accounting firm, issued the report below on the effectiveness of OEH's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph related to the restatement of the accompanying 2011 and 2010 statements of consolidated cash flows.

/s/ Deloitte LLP

London, England
February 26, 2013

 Changes in Internal Control over Financial Reporting

There have been no changes in OEH's internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, OEH's internal control over financial reporting, except that during the fourth quarter of 2012, OEH completed its planned actions to remediate the material weakness in internal control over financial reporting relating to accounting for income taxes, as reported in Item 9A—Controls and Procedures of the Company's annual report on Form 10-K for the year ended December 31, 2011. Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain tax assets and liabilities and the current and deferred income tax expense recorded in accordance with U.S. generally accepted accounting principles.

During 2012, OEH has taken steps to remediate this material weakness, including the following:

•	designing a standardized form of internal tax report for each reporting entity within OEH,

•	hiring additional resources in the preparation and review of the provision of income taxes,

•	delivering technical tax training to accounting personnel at local business units,

•	improving policies, procedures and formal communications between the tax department and the financial reporting group relating to tax account reconciliation, analysis and review,

•	undertaking certain year-end tax analysis and reporting activities in periods earlier in the year in order to provide additional analysis and reconciliation time during the financial close period,

•	improving communications with subsidiary finance and accounting personnel regarding the requirements for tax jurisdiction-specific information, and

•	enhancing the training of tax accounting personnel, particularly with respect to the application of U.S. generally accepted accounting principles.

The actions described above have strengthened OEH's internal control over financial reporting relating to the accounting for income taxes. These actions were completed during the fourth quarter of 2012 and, as of December 31, 2012, have remediated the related material weakness identified.

ITEM 9B. Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Directors

Following the 2012 annual general meeting of the Company, Jo Malone resigned as a director of the Company on October 8, 2012. The board of directors on November 8, 2012 appointed John M. Scott III as a director to fill the vacancy created by Ms. Malone's resignation. At the same time, the board appointed Mr. Scott as the Company's President and Chief Executive Officer.

The present directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 50	Executive Chairman of Quizno’s Global LLC (restaurants)	2011
John D. Campbell, 70	Senior Counsel (retired) of Appleby (attorneys)	1994
Mitchell C. Hochberg, 60	Managing Principal of Madden Real Estate Ventures LLC, and President of Lightstone Group LLC (real estate investment, development and advisory firms)	2009
Ruth A. Kennedy, 48	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Prudence M. Leith, 73	Freelance food consultant, television presenter and novelist	2006
J. Robert Lovejoy, 68	Chairman of the Board of the Company, and Founder and Principal of J.R. Lovejoy & Co. LLC (financial advisory firm)	2000
Philip R. Mengel, 68	Operating Partner of Snow Phipps Group LLC (private equity investment firm)	2011
Georg R. Rafael, 75	Vice Chairman of the Board of the Company, and Managing Director of Rafael Group S.A.M. (hotel investment and consultancy firm)	2002
John M. Scott III, 47	President and Chief Executive Officer of the Company	2012

The principal occupation of each director during at least the last five years is that shown in the table above supplemented by the following information.

Mr. Agadi is Executive Chairman of Quizno's Global LLC, a privately-owned group of mainly franchised restaurants in 40 countries with a strong brand recognition. Previously in 2010 to early 2012, he was Chairman and Chief Executive of Friendly Ice Cream Corporation, a private company operating restaurants principally in the eastern United States. Friendly entered Chapter 11 reorganization proceedings in the United States in October 2011 and emerged in financially and operationally restructured form in January 2012. In 2004 to 2009, Mr. Agadi was President and Chief Executive of Church's Chicken Inc., another branded restaurant group in over 20 countries. In 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and in the 1990s held executive positions with other branded restaurant groups. Mr. Agadi is also a non-executive director of Crawford & Company, an international insurance services firm listed on the New York Stock Exchange, and the non-executive Chairman of Krystal Company, a privately-owned U.S.-based convenience restaurant group. He is on the Board of Visitors of the Fuqua Business School at Duke University.

Mr. Campbell was a member of the Bermuda law firm of Appleby until March 1999 (where he served as Senior Partner from 1987 to 1999) and retired as Senior Counsel in July 2003. He is a non-executive director, Chairman of the Nominations and Governance Committee and Chairman of the Succession Planning Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business. In May 2012, Mr. Campbell retired after seven years as non-executive Chairman of the Board of HSBC Bank Bermuda Ltd. (formerly named The Bank of Bermuda Ltd.), a subsidiary of HSBC Holdings plc. He had served as a director of the bank for 25 years and as Chairman of the bank's Audit Committee for 20 years until 2008.
Mr. Hochberg has been the Managing Principal of Madden Real Estate Ventures since March 2007.  In 2012, he was appointed President of Lightstone Group LLC, a privately-owned U.S.-based real estate company owning and managing a diversified portfolio of commercial, industrial, multi-family residential, and hospitality properties. He was President and Chief Operating

Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007.  Mr. Hochberg founded, and for 20 years to December 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States.  Mr. Hochberg is also currently the non-executive Chairman of Orleans Homebuilders Inc., a developer of single-family residences in seven U.S. states. He is a lawyer and a certified public accountant.

Ms. Kennedy founded Kennedy Dundas in 2009, a brand and business consultancy advising clients in the luxury goods and services sectors to meet their business development objectives. In 2006-2009, she served as head of Quinlan Private UK, a Dublin-based real estate and private equity group managing commercial and residential properties in Europe including luxury hotels. Ms. Kennedy was responsible for opening offices in the United Kingdom and establishing the firm's private client business in Europe. Before that position, Ms. Kennedy was 16 years with David Linley and Co., the bespoke furniture and design business in the U.K. where she served as Managing Director responsible for business development as well as day-to-day operations. She began her career at S.G. Warburg as an investment banker.

Ms. Leith was the founder, owner and Managing Director of Leith's Group which, from 1960 until its sale in 1995 to Accor, grew to encompass restaurants, a prestigious London-based chef school, contract catering, and event and party catering.  Past consulting activities have included Compass Group PLC, a large food service business with operations principally in the United Kingdom, Continental Europe and North America.  Ms. Leith has served at various times as a non-executive director on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC, Nations Healthcare Ltd. and Omega International Group PLC. She has been honored with the award of a CBE by the British government for services to the catering industry.

Mr. Lovejoy was appointed Chairman of the Board in 2011 and served as Interim Chief Executive Officer of the Company from July 2011 to May 2012. In 2010, he was Senior Advisor, General Counsel and Partner of Coatue Management LLC, an equity management company.  During the four prior years, he was Managing Director of Groton Partners LLC, a private merchant banking firm.  In 2000-2005, he was Senior Managing Director of Ripplewood Holdings LLC, a private equity investment firm.  Prior to that position he was a Managing Director and Co-Head of General Banking of Lazard Frères & Co. LLC, an investment banking firm, and a General Partner of Lazard's predecessor partnership for over 15 years.  Mr. Lovejoy is a lawyer (formerly a partner in the Davis Polk & Wardwell LLP law firm), and also the lead non-executive director of One Liberty Properties Inc., a commercial and industrial real estate investment trust listed on the NYSE.

Mr. Mengel served as Interim Chief Executive Officer of the Company from May to November 2012. He joined Snow Phipps Group LLC in 2007, a private equity firm focused on small- and mid-market investments. Before that position, he served as Chief Executive Officer and director of United States Can Corporation in 2005 and 2006 when the company was sold following successful financial reorganization under his leadership. Mr. Mengel served as Chief Executive Officer of English, Welsh and Scottish Railway Ltd. in 1999 to 2003, the principal rail freight operator in Great Britain following privatization by the British government, and as Group Chief Executive of Ibstock PLC in 1995 to 1999, a British-based building products supplier, prior to the sale of that company. Mr. Mengel has been a director since 1999 of The Economist Group Ltd., a privately owned company that publishes ''The Economist'' magazine and other current affairs periodicals.

Mr. Rafael was Managing Director of Rafael Hotels Ltd., a deluxe hotel owning and operating company that he founded in 1986. Rafael Hotels was sold to Mandarin Oriental Hotels in 2000 and included among others such iconic hotels as The Mark in New York, Turnberry Isle Resort & Club in Miami and the Hôtel du Rhône in Geneva. He continues to serve as Vice Chairman of the Elbow Beach Hotel in Bermuda, a former Rafael Hotel. After the sale of the company, Mr. Rafael served as Vice Chairman of the Executive Committee of Mandarin Oriental Hotels until early 2002 when he joined the Company's board. Before Rafael Hotels, he was Joint Managing Director of Regent International Hotels, a deluxe hotel group that Mr. Rafael established with partners in 1972. While with Regent, Mr. Rafael was responsible for the acquisition, renovation and development of such famous hotels as The Mayfair Regent in New York and Chicago, The Beverly Wilshire in Los Angeles, The Regent Washington, The Dorchester in London, The Regent Hong Kong and, in the Pacific, the Halekulani in Honolulu, The Regent Fiji and The Regent Sydney and many more worldwide. Mr. Rafael was appointed Vice Chairman of the Board of the Company in March 2010.

Prior to joining the Company in November 2012, Mr. Scott served as President and Chief Executive Officer of Rosewood Hotels & Resorts from 2003 until the sale in 2011 of Rosewood and related owned hotel assets (including The Carlyle in New York, Mansion on Turtle Creek and Hotel Crescent Court in Dallas, Little Dix Bay in Virgin Gorda, and Inn of the Anasazi in Santa Fe). Prior to joining Rosewood, Mr. Scott served for seven years as Managing Director of Acquisitions and Asset Management at Maritz, Wolff & Co., where he was responsible for acquisitions and asset management for the private equity real estate investment group. Previously, Mr. Scott held management positions in business planning and development at The Walt Disney Company and senior hotel management positions at the Interpacific Group Hong Kong, a private hotel investment and management company operating in the Asia-Pacific region. He also serves as a non-executive director of Cedar Fair Entertainment Company, a leading theme park and entertainment company operating in the United States and Canada and listed on the New York Stock Exchange.

Director Qualifications

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Company's board of directors to satisfy its oversight responsibilities effectively in light of OEH's business and structure, the board of directors considered each person's background and experience outlined above.

In particular, with regard to Mr. Agadi, the board of directors considered his experience as chief executive of various restaurant companies operating in many different countries. As chief executive, Mr. Agadi developed expertise in sales, marketing, operations, finance, strategy and development. Like OEH, these companies under Mr. Agadi's guidance relied on strong marketing and brand awareness.

With regard to Mr. Campbell, the board of directors considered his work on other company boards and his corporate governance experience, including his service as a director and Chairman of the Nominations and Governance and Succession Planning Committees of another publicly traded company and his tenure as Chairman of the Board, a director and Chairman of the Audit Committee of HSBC Bank Bermuda Ltd., as well as his leadership and operational and legal experience as a member of a global law firm.
With regard to Mr. Hochberg, the board of directors considered his real estate industry and operational experience, including his service as an executive officer of a developer and manager of innovative luxury hotels and residential projects in the United States and as an executive officer of a diversified real estate portfolio company. Also relevant was his background in accounting and law.

With regard to Ms. Kennedy, the board of directors considered her experience as a consultant in the luxury goods and services sectors for clients seeking to develop and strengthen their individual brands. The board of directors also considered her experience in managing a luxury goods business and her work in finance.

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

With regard to Mr. Lovejoy, the board of directors considered his understanding of international business, finance and corporate strategy, including his knowledge in complex financial matters, numerous and varied global industries, and international corporate strategy. The board of directors also considered his leadership and board experience, including as an executive officer in the financial industry and as a director of a commercial and industrial real estate investment trust.

With regard to Mr. Mengel, the board of directors considered his experience as a director and chief executive of large industrial and transport companies in the United States and abroad where he focused on improving operational and financial performance. The board also appreciated his strong skills in financial analysis demonstrated throughout his career.

With regard to Mr. Rafael, the board of directors considered his hotel industry and operational experience, including his background founding deluxe hotel owning and operating companies, his experience in developing new hotels, his insight into many aspects of hotel design, and his understanding of international business, general management and corporate strategy, including his service as Vice Chairman of the Executive Committee of a luxury hotel group.

With regard to Mr. Scott, the board of directors considered his hotel industry experience in various countries, particularly during his time at Rosewood where he was responsible for increases in earnings, hotels under management and new hotel projects. The board of directors also appreciated his understanding of the deluxe lodging sector and his experience in strategy, operations, finance and brand building.

Executive Officers

The present executive officers of the Company are as follows:

Name, Age	Position

John M. Scott III, 47	President and Chief Executive Officer since November 2012
Martin O’Grady, 49	Vice President—Finance and Chief Financial Officer since March 2008
Ralph Aruzza, 56	Vice President and Chief Sales and Marketing Officer since February 2013
Filip J.M. Boyen, 54	Vice President since September 2005 and Chief Operating Officer since September 2009
Richard M. Levine, 51	Vice President and Chief Legal Officer since February 2012
Maurizio Saccani, 62	Vice President—Italy since September 2007 and Chief of Product Development since December 2011
Raymond R.A. Blanc, 63	Vice President—Gastronomy since December 2010
Philip A. Calvert, 60	Vice President—Legal and Commercial Affairs since June 2010
Roger V. Collins, 66	Vice President—Design and Technical Services since June 2001
Edwin S. Hetherington, 63	Vice President, General Counsel and Secretary since December 2006
Shawn K. Jereb, 38	Vice President—Revenue Management and Distribution since June 2012
Peter Massey-Cook, 48	Vice President—Compliance since January 2012

During 2012, Sara L. Edwards resigned as Vice President-Human Resources, a position she held since September 2011. Leaving the Company after the end of 2012 were Roy A. Paul, Vice President and Chief Development Officer, and David C. Williams, Vice President and Chief Marketing Officer, positions they held since February 2011 and June 2004, respectively.

The principal occupation of the present officers of the Company during at least the last five years is shown in the table above supplemented by the following information, except Mr. Scott whose previous experience is described above regarding the Company's directors.

Prior to becoming an officer of the Company, Mr. O'Grady served as Chief Financial Officer of Orion Capital Managers LP, a European private equity real estate investment firm including hotels.  From 1999 until 2005, he worked for Security Capital European Realty, where he served as Chief Financial Officer of Access Self Storage, a retail self-storage operator in the United Kingdom, France and Australia.  From 1992 until 1998, Mr. O'Grady held a number of senior finance and accounting positions with Jardine Matheson Group, an Asian-based conglomerate, including Group Financial Controller of Mandarin Oriental Hotels from 1992 to 1995.  Mr. O'Grady began his career with PricewaterhouseCoopers in the U.K. and the U.S., and is an Associate Chartered Accountant in England and Wales.

Mr. Aruzza joined the Company from Rosewood Hotels & Resorts where he was Vice President of Sales and Marketing since early 2006. During his seven years at Rosewood, he oversaw all strategic brand initiatives and global sales networks, as well as directing the channel management and customer relationship management functions. Mr. Aruzza has over 35 years of experience in the luxury travel market, starting his career at Hyatt Hotels and Resorts and holding various senior marketing positions at Four Seasons Hotels and Resorts. He later became the Corporate Director of Marketing for the Ritz-Carlton Hotel Company, and went on to become Vice President of Sales and Marketing for Camberley Hotel Company and Coastal Hotel Group.
Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance before he joined OEH in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH's hotel and tourist train operations in Peru.  He was appointed Vice President-Hotels, Africa, Australia and South America of the Company in September 2005, and Vice President-Operations in September 2007.

In November 2008, Mr. Boyen settled an investigation into alleged insider dealing in shares of a mining company publicly traded in the United Kingdom brought by the Financial Services Authority, an independent non-governmental body that regulates the financial services industry in the United Kingdom (“FSA”).   In settling the matter, the FSA imposed a civil penalty of $152,000 on Mr. Boyen for engaging in market abuse for trading on behalf of himself and a third party on the basis of inside information in contravention of the U.K. Financial Services and Markets Act 2000.  Mr. Boyen fully cooperated with the FSA's investigation.  None of the activities or information involved in the investigation related to OEH or the Company's securities.

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

Mr. Saccani joined Orient-Express Hotels Inc., an NYSE-listed predecessor of the Company, in 1978 as Food and Beverage Manager of the Hotel Cipriani.  After serving as Manager, Italy, of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985. By 2007, he had assumed responsibility for all of the Company's hotels in Italy, most recently the two acquired in Sicily in 2010. While continuing to oversee the Italian properties, Mr. Saccani acts as the Company's Chief of Product Development.

Mr. Blanc is the chef-patron of Le Manoir aux Quat'Saisons which he founded in 1984 and whose restaurant has achieved two stars in the influential Michelin Guide for 28 years. He began his career in the restaurant business in 1969 and opened the first of a series of restaurants in the U.K. in 1977. Over the years, working with the chefs in his various restaurants, more than 25 of those chefs have subsequently achieved Michelin star status. A prolific food writer, Mr. Blanc often appears on food-related television programs. He has been honored by the British government with the award of an OBE for services promoting culinary excellence and food ethics, and by the French government as a Chevalier de la Légion d'Honneur. He began his association with the Company when it acquired Le Manoir in 2002.

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

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980, and was appointed the Company's Secretary in 1994.  He is a New York-licensed lawyer. Until the end of 2006, he was also Vice President, General Counsel and Secretary of Sea Containers while it was listed on the NYSE.

Mr. Jereb's entire career has been in the hotel industry, principally in revenue management and sales. He has worked at various locations for Morgans Hotel Group, Starwood Hotels and Resorts, and Marriott Hotels and Resorts. He joined OEH in 2008.

Mr. Massey-Cook joined OEH in 2012 from the UBS AG where he served at Executive Director, Employee Compliance for Europe, Middle East and Asia. Previously in 1996-2009, he worked in various capacities at BP plc where he established and headed BP's compliance program in Europe as Regional Director. His commercial background has included export selling, strategic marketing and business development in the steel, chemicals and energy industries based at various times in Germany, Japan, Belgium and the U.K.

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the NYSE.  These include a set of Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Business Conduct and Ethics for Directors, Officers and Employees.  The Code of Business Conduct and Ethics is filed as an exhibit to this report.  These documents are published on the Company's website (www.orient-express.com).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company's corporate governance practices, however, do not differ in any significant way from those requirements, except that if the board of directors determines that a particular director has no material relationship with OEH and is otherwise independent, the board may waive any of the NYSE independence requirements. The Company's corporate governance practices comply with applicable requirements of the SEC.

The present members of the Company's Audit Committee are Messrs. Campbell (chairman), Hochberg and Lovejoy.  The board has designated Mr. Hochberg, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee are Mss. Kennedy and Leith and Messrs. Agadi, Campbell (chairman) and Rafael.  The present members of the Nominating and Governance Committee are Mss. Kennedy and Leith (chairman) and Messrs. Hochberg and Lovejoy. See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

In addition, the board has appointed Messrs. Agadi, Hochberg (chairman), Mengel and Rafael as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion. During 2012, the board appointed Ms. Leith and Messrs. Hochberg (chairman), Mengel and Rafael as a Search Committee to search for a permanent Chief Executive Officer, which led to the appointment of Mr. Scott to that position.

The non-executive directors of the Company meet regularly without management present.  Mr. Lovejoy, Chairman, presides at these executive sessions of the board.

Interested persons may communicate directly with any of the Company's directors by writing to him or her at the Company's registered office address (Orient-Express Hotels Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Information responding to Item 405 of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 11. Executive Compensation

Because the Company is a foreign private issuer, it is responding to this Item 11 as permitted by Item 402(a)(1) of SEC Regulation S-K under the 1934 Act.

The following table shows the salary and bonus paid in cash during 2012 to Mr. Scott, and to all officers as a group, for services to OEH in all capacities during the year:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

John M. Scott III	President, Chief Executive Officer and Director	$133,200
All executive officers as a group (13 persons)		$7,497,700

The group total excludes Sara L. Edwards who resigned as an officer in September 2012, and excludes Ralph Aruzza who joined as an officer in February 2013.

Mr. Scott joined OEH on November 8, 2012. His employment agreement is with an OEH subsidiary in the U.K. and includes the following terms:

•	an annual base salary of $900,000, subject to annual increases as determined by the Company's board of directors or Compensation Committee;

•
eligibility for an annual bonus at a target level of 125% of his annual base salary and a maximum level of 150% of his annual base salary, with a guaranteed bonus of $160,300 in respect of 2012 and of the target level in respect of 2013;

•
a sign-on deferred share award of 440,000 class A common shares (the “Sign-On Award”) under the Company's 2009 Share Award and Incentive Plan, which vest annually in four equal tranches starting on January 1, 2013, the first tranche of which has vested and the shares issued to Mr. Scott;

•	participation at the executive level in future annual grants under the 2009 plan starting in 2013, at a target level of at least 150% of his annual base salary;

•	reimbursement for relocation expenses and, commencing upon his entry into a lease for his permanent residence, an annual expatriate allowance of $500,000; and

•
a severance payment in the event of termination of his employment without cause or his resignation for good reason, equal to two times his annual base salary plus target bonus, 50% of which is payable in cash upon termination and the remainder of which is payable in monthly installments over a 12-month period following termination.

Mr. Scott and the Company have also entered into a severance agreement providing that, if the Company undergoes a change in control and if Mr. Scott's employment is terminated by OEH or if he resigns for good reason within one year following the change in control (or in anticipation of the change in control), then Mr. Scott will not receive any severance benefits under his employment agreement but will instead be entitled to certain severance payments, the amount of which depends on the timing of the change in control, ranging from one times his annual base salary, expatriate allowance and target bonus plus vesting of 110,000 of his shares under his Sign-On Award if his termination results from a change in control occurring on or before December 31, 2013, to two-and-a half times his annual base salary and two times his target bonus, one-half of his expatriate allowance and full vesting of his equity awards if his termination results from a change in control occurring after June 30, 2014. The agreement also entitles Mr. Scott to a tax neutralization payment for any excise tax incurred by Mr. Scott in connection with payments under the agreement (or any other agreements).

In addition to his employment and severance agreements, Mr. Scott and the Company have entered into an indemnification agreement in connection with his appointment. Mr. Scott's employment, severance and indemnification agreements are filed as exhibits to this report.

The Company has also entered into severance and indemnification agreements with eight of its other officers. The severance agreements entitle those officers to receive employment termination payments in certain circumstances constituting a change in control of the Company in an amount equal to two times each officer's annual compensation, and require the Company to pay the excise tax on the severance payments of the U.S. tax-paying officers. The forms of severance and indemnification agreements with the other officers are filed as exhibits to this report.

During 2012 and prior to the appointment of Mr. Scott as President, Chief Executive Officer and a director of the Company on November 8, 2012, J. Robert Lovejoy acted as Interim Chief Executive Officer of the Company until May 15, 2012 and thereafter Philip R. Mengel acted as Interim Chief Executive Officer. For this service, Messrs. Lovejoy and Mengel were paid total cash compensation in 2012 of $587,500 and $680,000, respectively.

Retirement Plans

Officers and employees based in the United Kingdom have participated in a contributory defined benefit pension plan established by a subsidiary of OEH.  The amount of contribution to the plan in respect of a specific person cannot readily be separated or individually calculated.  Participants in the plan have been eligible to receive at their normal retirement date an annual pension based on the number of years of pensionable service and their final pensionable compensation.

In 2006, the subsidiary froze its U.K. defined benefit pension plan, thus stopping future benefit accrual, so that the benefit payable to participants at normal retirement will be calculated using pensionable service and final pensionable salary at that date.  Thereafter, the OEH subsidiary established a defined contribution retirement plan for U.K. employees, including U.K.-based officers, under which the subsidiary contributes to individual accounts established by employees.  The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary.

Under the U.K. defined benefit plan, currently estimated accrued annual benefits payable to the one participating officer of the Company amounted to approximately $76,900 at December 31, 2012, and under the U.K. defined contribution plan, the OEH subsidiary contributed on behalf of participating officers a total of $190,300 during 2012.  See Note 13 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts.  The maximum contribution most employees could make was $17,000 in 2012. For officers of the Company based in the U.S. participating in this plan in 2012, OEH paid a total of $34,600 into their accounts as partial matching payments under the plan in addition to their own contributions.

Option Awards under 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan

Options to purchase class A common shares of the Company at market value at the time of award have been granted to directors, officers and selected employees under the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan.  The Compensation Committee of the board of directors administers these plans.  The options awarded have substantially the same terms and, in general, become exercisable three years after the date of grant and expire ten years from date of grant.  In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2012, options to purchase an aggregate of 392,300 class A shares were granted under the 2009 plan to current officers of the Company at prices ranging from $8.42 to $11.32 per share, and no options were exercised by officers.  During 2012, no options were granted to or exercised by the directors of the Company.

At December 31, 2012, options under the three plans to purchase an aggregate of 1,903,450 class A shares (of which 868,650 were exercisable by June 30, 2013) were held by directors and current officers at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2013 and 2022.  See Note 17 to the Financial Statements.

Following approval of the 2009 plan by shareholders at the 2009 annual general meeting of the Company, no further grants of stock options may be made under the 2000 and 2004 plans.

Share Awards under 2007 Performance Share Plan and 2009 Share Award and Incentive Plan

Like the 2009 Share Award and Incentive Plan, the Company's 2007 Performance Share Plan was administered by the Compensation Committee of the board of directors.  Directors, officers and selected employees have been awarded amounts of class A common shares of the Company under the 2007 and 2009 plans to be issued currently or on a deferred basis after the expiration of a vesting period.  The Compensation Committee may condition the vesting of deferred shares on achievement, in whole or in part, of specified performance criteria in the individual award such as earnings targets, total shareholder return goals or other criteria.  Shares may also be issued under the awards before the vesting period has expired if a change in control of the Company occurs or certain other early vesting events occur.

During 2012, deferred share awards were made under the 2009 plan with performance criteria based on OEH's total shareholder return and earnings before tax on up to 280,600 class A shares to current officers, all vesting in 2015, and additional awards were made without performance criteria on 527,400 class A shares to current officers vesting in 2012 to 2016. Also during 2012, 90,200 class A shares without performance criteria were awarded to the current non-executive directors of the Company vesting in 2015. Finally under prior awards under the 2007 and 2009 plans, a total of 91,466 class A shares were issued to current officers during 2012 plus an additional 110,000 class A shares in February 2013, and a total of 51,645 class A shares were issued to directors during 2012.

At December 31, 2012, deferred share awards on a total of up to 1,140,926 class A shares of the Company were outstanding to directors and current officers under the 2009 plan vesting in 2013 to 2016, including the 110,000 class A shares vested and issued in February 2013.  See Note 17 to the Financial Statements.

As noted above with respect to the 2000 and 2004 Stock Option Plans, following shareholder approval of the 2009 plan, no new share awards were permitted to be made under the 2007 plan. During 2012, the 2007 plan expired by its terms when the last awards under it vested and the shares were issued.

Non-Executive Director Fees

In 2012, each of Mss. Kennedy, Leith and Malone and Messrs. Agadi, Campbell, Hochberg, Mengel and Rafael was paid a cash retainer fee as a member of the Company's board of directors at the annual rate of $50,000, payable in quarterly installments while each served as a director, and a cash attendance fee of between $1,500 and $5,500 for each meeting of the board or a committee thereof which he or she attended, depending on the location of the meeting and whether it was held by conference telephone call.

In 2012, the members of the Audit Committee were each paid a cash retainer fee at the annual rate of $5,000, and the members of the Compensation Committee, Nominating and Governance Committee and Investment Committee were each paid a cash retainer fee at the annual rate of $2,500. In addition, the chairman of the Audit Committee was paid a cash fee at the annual rate of $20,000, and the chairman of each of the other three committees was paid a cash fee at the annual rate of $7,500. All of these fees were payable in quarterly installments while each director served on a committee or as chairman. No retainer or chairman fee was paid to the Search Committee members, although they were paid per meeting attendance fees.

As Chairman of the Board in 2012, Mr. Lovejoy was paid an all-inclusive cash amount at the annual rate of $500,000, payable in quarterly installments in lieu of annual retainer or per meeting attendance fees. As Vice Chairman of the Board, Mr. Rafael was paid a cash amount of $100,000 in 2012 in addition to payment to him of the foregoing retainer and attendance fees.

Aggregate cash retainer, attendance and other director fees to Mss. Kennedy, Leith and Malone and Messrs. Agadi, Campbell, Hochberg, Lovejoy, Mengel and Rafael described above amounted to $1,417,400 in 2012. Also, as noted above, Messrs. Lovejoy and Mengel were paid total cash compensation of $587,500 and $680,000, respectively, for serving as the Company's Interim Chief Executive Officer in 2012.

In addition, as noted above, the directors participate in the Company's 2000 and 2004 Stock Option Plans, 2007 Performance Share Plan and 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2012 of deferred shares without performance criteria under the 2009 plan on a total of 90,200 class A shares to the directors.

Mr. Lovejoy and his family may stay at OEH's properties without charge, except for third-party provided services used during his visits.  The other non-executive directors and their families are entitled to 75% discounts off the usual room rates and food and beverage prices for their personal visits at OEH's properties.

The Company has entered into a director indemnification agreement with each of its non-executive directors, the form of which is filed as an exhibit to this report.

See Item 13—Certain Relationships and Related Transactions, and Director Independence regarding an agreement between OEH and James B. Sherwood, a former director of the Company, relating to the Hotel Cipriani in Venice, Italy.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's board of directors is composed of five non-executive directors, namely Mss. Kennedy and Leith and Messrs. Agadi, Campbell and Rafael.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company's board of directors or its Compensation Committee.

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

Orient-Express Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company and owns only class B shares.  Under Bermuda law, the shares owned by Holdings are outstanding and may be voted.  In a strategic transaction involving OEH such as a takeover of the Company, this structure may assist in maximizing the value that the Company and its shareholders receive in the transaction.  See “Risks of Investing in Class A Common Shares” in Item 1A—Risk Factors regarding a judgment of the Bermuda Supreme Court in 2010 upholding this class B share ownership and voting structure.  Each class B share is convertible at any time into one class A share and, therefore, the shares listed as owned by Holdings represent class B shares and the class A shares into which those shares are convertible.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		14.9%	100.0%

Cohen & Steers Inc., Cohen & Steers Capital Management Inc. and Cohen & Steers Europe S.A. (2) 280 Park Avenue, 10th Floor New York, New York 10017	12,146,552	(9)	11.8%	—

The Indian Hotels Co. Ltd., Samsara Properties Ltd. and Paul White (3) Mandlik House, Mandlik Road Mumbai 400 001, India	7,213,254	(9)	7.0%	—

Dimensional Fund Advisors LP (4) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	6,522,656	(9)	6.3%	—

Reuben Brothers Ltd. and Alexander Bushaev (5) 3 Mangrove Bay Road Sandy's Parish, Bermuda	6,379,465	(9)	6.2%	—

AllianceBernstein LP (6) 1345 Avenue of the Americas New York, New York 10105	6,292,133	(9)	6.1%	—

BlackRock Inc. (7) 40 East 52nd Street New York, New York	5,248,708	(9)	5.1%	—

The Vanguard Group (8) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	5,242,395	(9)	5.1%	—

(1)
The percentage of class A shares shown is based on 103,010,639 class A shares outstanding on February 15, 2013, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)
The information with respect to Cohen & Steers Inc. (“Cohen & Steers”), Cohen & Steers Capital Management Inc. and Cohen & Steers Europe S.A. relates only to class A shares and is derived from their joint Schedule 13G report amended February 14, 2013 and filed with the SEC on that date. The report states that (a) Cohen & Steers is a holding company owning Cohen & Steers Capital Management Inc. (“C&S Capital”), a registered investment adviser, (b) Cohen & Steers and C&S Capital own Cohen & Steers Europe S.A. (“C&S Europe”), a registered investment adviser, (c) Cohen & Steers has sole voting power with respect to 9,545,061class A shares and sole dispositive power with respect to 12,146,552 class A shares, (d) C&S Capital has sole voting power with respect to 9,346,609 class A shares and sole dispositive power with respect to 11,808,201 class A shares and (e) C&S Europe has sole voting power with respect to 198,452 class A shares and sole dispositive power with respect to 338,351 class A shares.

(3)
The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”), its subsidiary Samsara Properties Ltd. and Paul White relates only to class A shares and is derived from their joint Schedule 13D report amended October 26, 2012 and filed with the SEC on that date. The report states that (a) the two companies have shared voting and dispositive power with respect to 7,130,764 class A shares and (b) Mr. White has sole voting and dispositive power with respect to 82,490 class A shares.

(4)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G report amended February 8, 2013 and filed with the SEC on February 11, 2013. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole voting power with respect to 6,426,165 class A shares and sole dispositive power with respect to 6,522,656 class A shares.

(5)
The information with respect to Reuben Brothers Ltd. (“Reuben Brothers”) and Alexander Bushaev relates only to class A shares and is derived from their joint Schedule 13G report amended February 10, 2012 and filed with the SEC on February 14, 2012. The report states that (a) Reuben Brothers is a corporation and Mr. Bushaev is an individual, (b) Mr. Bushaev manages the investments of Reuben Brothers under contract, and (c) Reuben Brothers and Mr. Bushaev have shared voting and dispositive power with respect to 6,379,465 class A shares.

(6)
The information with respect to AllianceBernstein LP (“AllianceBernstein”) relates only to class A shares and is derived from its Schedule 13G report amended February 11, 2013 and filed with the SEC on February 12, 2013. The report states that (a) AllianceBernstein is a registered investment adviser, (b) class A shares are held on behalf of undisclosed client discretionary investment advisory accounts of AllianceBernstein, and (c) AllianceBernstein has sole voting power with respect to 5,386,549 class A shares, sole dispositive power with respect to 6,154,570 class A shares, and shared dispositive power with respect to 137,563 class A shares.

(7)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G report dated February 4, 2013 and filed with the SEC on January 30, 2013. The report states that (a) BlackRock is a parent holding company and a registered investment adviser, (b) certain subsidiaries of BlackRock (BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management Australia Ltd., BlackRock Advisors LLC, BlackRock Investment Management LLC, BlackRock Asset Management Canada Ltd., BlackRock Advisors (UK) Ltd., BlackRock Investment Management (UK) Ltd., and BlackRock International Ltd.) may hold class A shares, and (c) BlackRock has sole voting and dispositive power with respect to 5,248,708 class A shares.

(8)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A shares and is derived from its Schedule 13G report dated February 7, 2013 and filed with the SEC on February 13, 2013. The report states that (a) Vanguard is a registered investment adviser and (b) Vanguard has sole voting power with respect to 144,446 class A shares, sole dispositive power with respect to 5,101,615 class A shares, and shared dispositive power with respect to 140,780 class A shares.

(9)	Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of class A common shares of the Company by each current director and officer of the Company and by all directors and officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares, Mr. Campbell shares voting and dispositive power with respect to 11,000 shares, and Mr. Lovejoy shares voting and dispositive power with respect to 4,100 shares.  Each individual's holding is less than 1% of the class A shares outstanding.

The group total in the following table includes class A shares beneficially owned by directors and officers as well as (a) 868,650 class A shares covered by stock options held by them exercisable before June 30, 2013 under the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan and (b) deferred share awards covering 48,000 class A shares without performance criteria held by directors and up to 76,303 class A shares with performance criteria held by officers vesting before June 30, 2013 under the 2009 plan. The group total represents 1.6% of class A shares outstanding.

As noted above, certain of the directors of the Company may be deemed to share beneficial ownership of the class B shares held by Orient-Express Holdings 1 Ltd. because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Harsha V. Agadi	35,000
Ralph Aruzza	—
Raymond R.A. Blanc	—
Filip J.M. Boyen	46,530
Philip A. Calvert	13,709
John D. Campbell	22,345
Roger V. Collins	29,989
Edwin S. Hetherington	36,810
Mitchell C. Hochberg	26,265
Shawn K. Jereb	—
Ruth A. Kennedy	—
Prudence M. Leith	16,450
Richard M. Levine	—
J. Robert Lovejoy	20,445
Peter Massey-Cook	—
Philip R. Mengel	70,000
Martin O'Grady	30,000
Georg R. Rafael	226,345
Maurizio Saccani	26,371
John M. Scott III	110,100
All directors and officers as a group (20 persons) including 992,953 exercisable stock option shares and early vesting deferred shares	1,703,312

The foregoing table does not include stock options to purchase an aggregate of 1,034,800 class A shares becoming exercisable after June 30, 2013 held by officers under the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares covering an aggregate of up to 1,016,623 class A shares vesting after June 30, 2013 held by directors and officers under the Company's 2009 Share Award and Incentive Plan.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.7%
Cohen & Steers et al.	12,146,552	—	4.3%
Indian Hotels et al.	7,213,254	—	2.5%
Dimensional	6,522,656	—	2.3%
Reuben Brothers et al.	6,379,465	—	2.3%
AllianceBernstein	6,292,133	—	2.2%
BlackRock	5,248,708	—	1.9%
Vanguard	5,242,395	—	1.8%
All directors and executive officers as a group (20 persons) including 992,953 exercisable stock option shares and early vesting deferred shares	1,353,328	18,044,478	64.0%

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

Holdings and the Company's directors and executive officers hold in total approximately 16% in number of the outstanding class A and class B shares having approximately 64% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders.  Other shareholders, accordingly, hold approximately 84% in number of the outstanding common shares having about 36% of combined voting power in the Company.

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

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company's board of directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects.  See Note 16(c) to the Financial Statements (Item 8 above).  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company's board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 13.                          Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

See Note 23 to the Financial Statements (Item 8 above) regarding related party transactions.

In addition, James B. Sherwood, a former director of the Company, owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company.  OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood's option in the case of a proposed cash sale, the offered sale price.  In addition, the Company has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of the Company occurs.  Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR.  The option is not assignable and expires one year after Mr. Sherwood's death. These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

Director Independence

The nine members of the board of directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from OEH and its management, the board has reviewed the materiality of any relationship that each of them has with OEH either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation.  The criteria applied included the director independence requirements set forth in the Company's Corporate Governance Guidelines, any managerial, familial, professional, commercial or affiliated relationship between a director and the Company, a subsidiary or another director and, with respect to the Company's Audit Committee, the SEC's independence rules.

Based on this review, the board has determined that Mss. Kennedy and Leith and Messrs. Agadi, Campbell, Hochberg, Lovejoy, Mengel and Rafael are independent directors.  The Company's Corporate Governance Guidelines are filed as an exhibit to this report and are available at OEH's website www.orient-express.com.

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, OEH’s independent registered public accounting firm, for audit and permitted non-audit services in 2012 and 2011:

	2012	2011
Year ended December 31,	$	$

Audit fees	2,238,500	2,366,700
Audit-related fees	180,000	147,200
Tax fees	588,300	1,259,400
All other fees	—	—
Total	3,006,800	3,773,300

Audit services consist of work performed in connection with the audits of OEH's financial statements and its internal control over financial reporting for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were no other services provided in 2012 and 2011.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original preapproval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2012 and 2011, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2012:
Allowance for doubtful accounts	602,000	208,000	7,000	(2)	(345,000)	(1)	472,000
Valuation allowance on deferred tax assets	50,746,000	6,093,000	40,537,000		—		97,376,000

Year ended December 31, 2011:
Allowance for doubtful accounts	474,000	231,000	(3,000)	(2)	(100,000)	(1)	602,000
Valuation allowance on deferred tax assets	28,201,000	11,795,000	10,750,000		—		50,746,000

Year ended December 31, 2010:
Allowance for doubtful accounts	388,000	223,000	(6,000)	(2)	(131,000)	(1)	474,000
Valuation allowance on deferred tax assets	6,506,000	19,019,000	2,676,000		—		28,201,000

(1) Bad debts written off, net of recoveries.
(2) Foreign currency translation adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 26, 2013

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 26, 2013

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ John D. Campbell	Director
John D. Campbell

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Ruth A. Kennedy	Director
Ruth A. Kennedy

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ J. Robert Lovejoy	Chairman and Director
J. Robert Lovejoy

/s/ Philip R. Mengel	Director
Philip R. Mengel

/s/ John M. Scott III	President, Chief Executive Officer and Director
John M. Scott III

/s/ Georg R. Rafael	Vice Chairman and Director
Georg R. Rafael

/s/ Martin O’Grady	Vice President—Finance and Chief Financial Officer (Chief Accounting Officer)
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to August 6. 2012 Form 8-K Current Report (File No. 001-16017)	Amended and Restated Secured Facility Agreement dated August 1, 2012 for Orient-Express Hotels Ltd. and certain subsidiaries arranged by Barclays Bank PLC and other banks

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis.  The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1		Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2		Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 001-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5		Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8		Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9		Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10		Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11		Form of Severance Agreement between Orient-Express Hotels Ltd. and certain of its officers, as amended
10.12		Form of Indemnification Agreement between Orient-Express Hotels Ltd. and its non-executive directors and certain of its officers
11		Statement of computation of per share earnings
12		Statement of computation of ratios
14	Exhibit 14 to 2011 Form 10-K Annual Report (File No. 001-16017)	Code of Business Conduct and Ethics for Directors, Officers and Employees of Orient-Express Hotels Ltd.
18		Letter from Deloitte LLP regarding change in accounting principles

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Orient-Express Hotels Ltd.
23
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to 2011 Form 10-K Annual Report (File No. 001-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.
99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 001-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file