Form 10-Q
period 2013-03-31
ORIENT EXPRESS HOTELS LTD
filed 2013-05-03
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
 Commission File Number 001-16017

ORIENT-EXPRESS HOTELS LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0223493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 Victoria Street,
Hamilton HM 12, Bermuda
(Address of principal executive offices)(Zip code)
Registrant’s telephone number, including area code:  (441) 295-2244

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

 As of April 29, 2013, 103,012,923 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2013	December 31, 2012
	$’000	$’000
Assets
Cash and cash equivalents	79,343	93,382
Restricted cash	8,264	21,080
Accounts receivable, net of allowances of $457 and $472	40,173	36,533
Due from unconsolidated companies	15,377	15,200
Prepaid expenses and other	35,142	21,244
Inventories	43,467	44,555
Assets of discontinued operations held for sale	2,925	22,078
Real estate assets	2,010	1,924
Total current assets	226,701	255,996

Property, plant and equipment, net of accumulated depreciation of $303,707 and $300,899	1,126,512	1,171,603
Property, plant and equipment of consolidated variable interest entities	184,138	183,793
Investments in unconsolidated companies	55,699	58,924
Goodwill	159,110	161,278
Other intangible assets	18,422	18,608
Other assets	53,716	41,825
	1,824,298	1,892,027
Liabilities and Equity
Working capital loans	372	—
Accounts payable	22,616	25,182
Accrued liabilities	79,968	77,519
Deferred revenue	44,529	30,519
Liabilities of discontinued operations held for sale	1,413	2,174
Current portion of long-term debt and obligations under capital leases	84,144	90,115
Current portion of long-term debt of consolidated variable interest entities	1,795	1,795
Total current liabilities	234,837	227,304

Long-term debt and obligations under capital leases	424,372	431,445
Long-term debt of consolidated variable interest entities	95,702	96,150
Liability for pension benefit	7,717	8,275
Other liabilities	20,257	21,511
Deferred income taxes	103,107	104,112
Deferred income taxes of consolidated variable interest entities	60,139	60,326
Liability for uncertain tax positions	660	4,581
	946,791	953,704
Commitments and contingencies (Note 16)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,010,639 (2012 — 102,897,311)	1,030	1,029
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2012 — 18,044,478)	181	181

Additional paid-in capital	983,656	982,106
Retained earnings	(8,013)	39,202
Accumulated other comprehensive loss	(101,748)	(86,381)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	874,925	935,956
Non-controlling interests	2,582	2,367
Total equity	877,507	938,323
	1,824,298	1,892,027

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
	$’000	$’000

Revenue	104,070	100,547

Expenses:
Cost of services	48,644	47,536
Selling, general and administrative	54,623	50,154
Depreciation and amortization	11,541	10,521
Impairment of property, plant and equipment	35,680	—

Total expenses	150,488	108,211

Losses from operations	(46,418)	(7,664)

Interest income	238	332
Interest expense	(7,254)	(7,548)
Foreign currency, net	2,076	927

Net finance costs	(4,940)	(6,289)

Losses before income taxes and losses from unconsolidated companies, net of tax	(51,358)	(13,953)

Benefit/(provision) for income taxes	5,874	(248)

Losses before losses from unconsolidated companies, net of tax	(45,484)	(14,201)

Losses from unconsolidated companies, net of tax (benefit)/provision of $(230) and $(14)	(627)	(32)

Losses from continuing operations	(46,111)	(14,233)

Net (losses)/earnings from discontinued operations, net of tax (benefit)/provision of $(422) and $683	(895)	446

Net losses	(47,006)	(13,787)

Net earnings attributable to non-controlling interests	(209)	(271)

Net losses attributable to Orient-Express Hotels Ltd.	(47,215)	(14,058)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended
	March 31, 2013	March 31, 2012
	$	$

Basic earnings per share:
Net earnings/(losses) from continuing operations	(0.45)	(0.14)
Net earnings/(losses) from discontinued operations	(0.01)	—
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.46)	(0.14)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	(0.45)	(0.14)
Net earnings/(losses) from discontinued operations	(0.01)	—
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.46)	(0.14)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
	$’000	$’000

Net losses	(47,006)	(13,787)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $114 and $Nil	(16,438)	19,643
Change in fair value of derivatives, net of tax provision/(benefit) of $314 and $(87)	1,211	(520)
Change in pension liability, net of tax (benefit)/provision of $(53) and $Nil	(134)	(178)
Total other comprehensive (losses)/income, net of tax	(15,361)	18,945

Total comprehensive (loss)/income	(62,367)	5,158

Comprehensive (income)/loss attributable to non-controlling interests	(215)	(269)

Comprehensive (loss)/income attributable to Orient-Express Hotels Ltd.	(62,582)	4,889

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Three months ended
		Restated (1)
	March 31, 2013	March 31, 2012
	$'000	$'000

Cash flows from operating activities:
Net losses	(47,006)	(13,787)
Less: Net (losses)/earnings from discontinued operations, net of tax	(895)	446

Net losses from continuing operations	(46,111)	(14,233)
Adjustments to reconcile net (losses)/earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	11,541	10,521
Amortization of finance costs	2,018	1,274
Impairment of property, plant and equipment	35,680	—
Undistributed earnings of unconsolidated companies	857	46
Tax on earnings of unconsolidated companies	(230)	(14)
Share-based compensation	1,550	1,937
Change in deferred income tax	(11,462)	(8,331)
Change in provisions for uncertain tax positions	(3,921)	289
Dividends from equity method investees	651	683
Proceeds from insurance settlements	—	320
Effect of exchange rates on net earnings/(losses)	(3,355)	2,020
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,182)	(5,385)
Due from unconsolidated companies	1,540	(1,380)
Prepaid expense and other	(1,681)	(3,922)
Inventories	142	(343)
Escrow, prepaid customer deposits and security for package travel	(1,047)	(1,771)
Accounts payable	(5,246)	(4,847)
Accrued liabilities	2,688	1,244
Deferred revenue	15,020	14,418
Other, net	(50)	(1,938)

Net cash used in operating activities from continuing operations	(5,598)	(9,412)
Net cash (used in)/provided by operating activities from discontinued operations	(1,493)	734

Net cash used in operating activities	(7,091)	(8,678)

(1) Certain cash flow balances in the three months ended March 31, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Three months ended
		Restated (1)
	March 31, 2013	March 31, 2012
	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(20,710)	(19,072)
Investments in unconsolidated companies	(990)	(835)
Release of restricted cash	219	—
Proceeds from insurance settlements	65	—

Net cash used in investing activities from continuing operations	(21,416)	(19,907)
Net cash provided by investing activities from discontinued operations	18,989	21,057

Net cash (used in)/provided by investing activities	(2,427)	1,150

Cash flows from financing activities:
Proceeds from working capital loans	382	131
Share options exercised	1	2
Issuance of long-term debt	6,398	2,661
Debt issuance costs	(635)	(321)
Principal payments under long-term debt	(10,300)	(19,200)

Net cash used in financing activities from continuing operations	(4,154)	(16,727)
Net cash provided by financing activities from discontinued operations	—	—

Net cash used in financing activities	(4,154)	(16,727)

Effect of exchange rate changes on cash and cash equivalents	(367)	667

Net decrease in cash and cash equivalents	(14,039)	(23,588)

Cash and cash equivalents at beginning of year	93,382	90,104

Cash and cash equivalents at end of year	79,343	66,516

(1) Certain cash flow balances in the three months ended March 31, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Share based compensation	—	—	—	1,806	—	—	—	—	1,806
Share options exercised	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net losses on common shares	—	—	—	—	(14,058)	—	—	271	(13,787)
Other comprehensive income	—	—	—	—	—	18,947	—	(2)	18,945

Balance, March 31, 2012	—	1,028	181	977,136	32,205	(53,342)	(181)	2,464	959,491

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share based compensation	—	—	—	1,550	—	—	—	—	1,550
Share options exercised	—	1	—	—	—	—	—	—	1
Comprehensive loss:
Net losses on common shares	—	—	—	—	(47,215)	—	—	209	(47,006)
Other comprehensive loss	—	—	—	—	—	(15,367)	—	6	(15,361)

Balance, March 31, 2013	—	1,030	181	983,656	(8,013)	(101,748)	(181)	2,582	877,507

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

At March 31, 2013, OEH owned, invested in or managed 36 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, and two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reporting on Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements.  In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows for the interim period have been included in these condensed consolidated financial statements.

“FASB” means Financial Accounting Standards Board.  “ASC” means the Accounting Standards Codification of the FASB and “ASU” means an Accounting Standards Update of the FASB.

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or the fiscal year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  See Note 1 to the consolidated financial statements in the 2012 Annual Report on Form 10-K for additional information regarding significant accounting policies.

For interim income tax reporting purposes, OEH generally determines its best estimate of an annual effective tax rate and applies that rate on a year-to-date basis applicable to its ordinary income. OEH’s estimated annual effective tax rate excludes significant, unusual or infrequently occurring items, jurisdictions for which a reliable estimate cannot be made or where the estimated benefit of losses cannot be recognized, and certain other items excluded pursuant to the U.S. GAAP authoritative guidance.  The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for codified changes made to the ASC, as described below.

Certain prior period amounts have been reclassified or disaggregated to conform to the current period’s presentation. The reclassifications had no effect on net earnings, net assets, retained earnings or net cash flows.

OEH's reclassifications in the statements of condensed consolidated operations were:

•
Discontinued operations were reclassified for all periods presented. See Note 3 for a summary of the results of discontinued operations, certain assets held for sale and the balances and results associated with discontinued operations.

•
Certain expenses that were previously recorded within costs of sales were reclassified into selling, general and administrative expenses to correct for an error in classification. The balance reclassified was $1,221,000 for the three months ended March 31, 2012.

•
During 2012, management determined that certain amounts previously reported in the statements of condensed consolidated cash flows should be reclassified. Debt repaid by a third party when a business is sold was previously considered a non-cash transaction. This $10,000,000 has been included as net cash provided by investing activities from discontinued operations and net cash used in financing activities from continuing operations for the three months ended March 31, 2012.

 Accounting pronouncements adopted during the period

In February 2013, the FASB issued guidance which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (“AOCI”):

•	Changes in AOCI balances by component (e.g., unrealized gains or losses on available-for-sale securities or foreign-currency items).

•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the consolidated financial statements.

The guidance does not change the current U.S. GAAP requirements for interim financial statement reporting of comprehensive income. That is, a total for comprehensive income must be reported in condensed consolidated interim financial statements in either (1) a single continuous statement or (2) two separate but consecutive statements. However, public entities would also need to include information about (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI in their interim reporting periods. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The amendments in the guidance should be applied prospectively. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the condensed consolidated interim financial statements included herein.

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on OEH’s consolidated financial position, results of operations and cash flows.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. In January 2013, the FASB issued guidance clarifying the scope of the previously issued guidance. The guidance clarifies the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The provisions of this guidance were effective for annual reporting periods beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the condensed consolidated interim financial statements included herein.

Accounting pronouncements to be adopted

In March 2013, the FASB issued guidance which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been any of the following:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated).

•	Step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. Early adoption is permitted and the guidance should be applied prospectively from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.

Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on OEH’s consolidated financial position, results of operations and cash flows.

2.     Earnings per share

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
A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share is as follows:

	Three months ended
	March 31, 2013	March 31, 2012

Numerator ($'000):
Net earnings/(losses) from continuing operations	(46,111)	(14,233)
Net earnings/(losses) from discontinued operations	(895)	446
Net losses/(earnings) attributable to non-controlling interests	(209)	(271)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(47,215)	(14,058)

Denominator (shares '000):
Basic weighted average shares outstanding	103,011	102,717
Effect of dilution	—	—

Diluted weighted average shares outstanding	103,011	102,717

	$	$
Basic earnings per share:
Net earnings/(losses) from continuing operations	(0.45)	(0.14)
Net earnings/(losses) from discontinued operations	(0.01)	—
Net losses/(earnings) attributable to non-controlling interests	—	—

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(0.46)	(0.14)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	(0.45)	(0.14)
Net earnings/(losses) from discontinued operations	(0.01)	—
Net losses/(earnings) attributable to non-controlling interests	—	—

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(0.46)	(0.14)

For the three months ended March 31, 2013 and 2012, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in all periods and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended
	March 31, 2013	March 31, 2012

Share options	3,232,400	2,822,950
Share-based awards	1,669,249	845,039

Total	4,901,649	3,667,989

The number of share options and share-based awards unexercised at March 31, 2013 was 4,901,649 (2012 - 3,667,989).

3.    Assets held for sale and discontinued operations

At March 31, 2013, no properties were classified as held for sale, although there were three condominiums relating to Porto Cupecoy which were under contract but where the sale had not yet been completed. During the three months ended March 31, 2013, Porto Cupecoy, Sint Maarten was sold. For the three months ended March 31, 2013, the results of operations of Porto Cupecoy has been presented as discontinued operations.

During the three months ended March 31, 2012, Keswick Hall, Charlottesville, Virginia was sold. For the three months ended March 31, 2012 the results of operations of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, and Keswick Hall have been presented as discontinued operations.

(a)    Properties sold: Porto Cupecoy and Keswick Hall

On January 31, 2013, OEH completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of OEH’s real estate segment. The disposal resulted in a gain of $439,000, which is reported within earnings/(losses) from discontinued operations, net of tax.

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

The following is a summary of net assets sold and the gain recorded on sale for Porto Cupecoy and Keswick Hall:

	Porto Cupecoy	Keswick Hall
	January 31, 2013	January 23, 2012
	$'000	$'000

Property, plant & equipment, net	38	18,590
Real estate assets	18,512	—
Net working capital (deficit)/surplus	—	401
Other assets/(liabilities)	—	(1,891)
Deferred income taxes	—	—
Net assets	18,550	17,100
Transfer of foreign currency translation loss/(gain)	—	—
	18,550	17,100
Consideration:
Cash	19,000	12,000
Reduction in debt facility on sale of hotel	—	10,000
Less: Working capital adjustment	(11)	(430)
Less: Costs to sell	—	(513)
	18,989	21,057

Gain/(loss) on sale	439	3,957

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

Summarized operating results of the properties classified as discontinued operations for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31, 2013
	Porto Cupecoy	The Westcliff	Total
	$'000	$'000	$'000

Revenue	835	—	835

Losses before tax, gain on sale and impairment	(1,679)	—	(1,679)
Impairment	(77)	—	(77)
Gain on sale	439	—	439

Losses before tax	(1,317)	—	(1,317)
Tax (provision)/benefit	—	422	422

Net earnings/(losses) from discontinued operations	(1,317)	422	(895)

	Three months ended March 31, 2012
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	1,814	2,214	4,277	—	427	8,732

Losses before tax, gain on sale and impairment	(1,529)	(117)	(211)	(62)	(909)	(2,828)
Impairment	—	—	—	—	—	—
Gain on sale	—	—	—	—	3,957	3,957

Earnings/(losses) before tax	(1,529)	(117)	(211)	(62)	3,048	1,129
Tax (provision)/benefit	—	—	—	—	(683)	(683)

Net earnings/(losses) from discontinued operations	(1,529)	(117)	(211)	(62)	2,365	446

(c)    Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	March 31, 2013	December 31, 2012
	Porto Cupecoy	Porto Cupecoy
	$’000	$’000

Current assets	—	—
Real estate assets	2,925	22,040
Property, plant and equipment, net	—	38

Total assets held for sale	2,925	22,078

Current liabilities	(1,413)	(2,174)

Total liabilities held for sale	(1,413)	(2,174)

Assets of Porto Cupecoy at March 31, 2013 comprise condominiums which are under contract but the sale has not yet completed.

4.    Variable interest entities

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

(a)    VIEs of which OEH is the primary beneficiary

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Charleston Place Hotel.  OEH has also made a number of loans to the hotel.  OEH concluded that Charleston Center LLC is a variable interest entity because the total equity at risk is insufficient for the entity to fund its operations without additional subordinated financial support, the majority of which has been provided by OEH. OEH is the primary beneficiary of this VIE because it is expected to absorb a majority of the VIE’s expected losses and residual gains through the subordinated financial support it has provided, and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s consolidated balance sheets as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012
	$’000	$’000

Current assets	15,216	18,511
Property, plant and equipment	184,138	183,793
Goodwill	40,395	40,395
Other assets	1,918	2,114

Total assets	241,667	244,813

Current liabilities	6,945	6,382
Third-party debt, including $1,795 and $1,795 current portion	97,497	97,945
Other liabilities	14,890	14,740
Deferred income taxes	60,139	60,326

Total liabilities	179,471	179,393

Net assets (before amounts payable to OEH of $87,608 and $90,807)	62,196	65,420

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

(b)    VIEs of which OEH is not the primary beneficiary

OEH holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. OEH concluded that the Peru rail joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture’s board of directors. The joint venture is accounted for under the equity method of accounting and included in losses from unconsolidated companies in the statements of consolidated operations.

The carrying amounts and maximum exposures to loss as a result of OEH’s involvement with its Peru rail joint venture are as follows:

	Carrying Amounts		Maximum Exposure
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	$’000	$’000	$’000	$’000

Investment	31,160	32,973	31,160	32,973
Due from unconsolidated company	6,361	4,803	6,361	4,803
Guarantees	—	—	7,162	7,558
Contingent guarantees	—	—	16,444	17,149

Total	37,521	37,776	61,127	62,483

The maximum exposure to loss for the Peru rail joint venture exceeds the carrying amount due to guarantees, discussed below, which are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at March 31, 2013, OEH does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $7,162,000 and contingently guaranteed $9,991,000 of the debt obligations of the rail joint venture in Peru through 2016. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,453,000, through May 2013.

Long-term debt obligations of the rail joint venture in Peru at March 31, 2013 totaling $7,162,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which OEH exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz, Madrid, and the 25% ownership in Eastern and Oriental Express Ltd. The Buzios land joint venture is 50% owned and accounted for at cost.

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

Summarized financial data for OEH’s unconsolidated companies are as follows:

	March 31, 2013	December 31, 2012
	$’000	$’000

Current assets	65,211	75,339

Property, plant and equipment, net	349,068	354,640
Other assets	3,894	3,806
Non-current assets	352,962	358,446

Total assets	418,173	433,785

Current liabilities	158,079	165,413

Long-term debt	43,641	45,985
Other liabilities	115,923	115,763
Non-current liabilities	159,564	161,748

Total shareholders’ equity	100,530	106,624

Total liabilities and shareholders’ equity	418,173	433,785

	Three months ended
	March 31, 2013	March 31, 2012
	$’000	$’000

Revenue	35,160	32,345

Gross profit[1]	19,262	16,658

Net earnings[2]	(994)	413
1 Gross profit is defined as revenues less cost of services of the unconsolidated companies.
2 There were no discontinued operations, extraordinary items or cumulative effects of a change in an accounting principle in the unconsolidated companies.

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

OEH’s investments in and loans and advances to unconsolidated companies amounted to $55,699,000 at March 31, 2013 (December 31, 2012 - $58,924,000). OEH’s losses from unconsolidated companies, net of tax were $627,000 in the three months ended March 31, 2013 (2012 - $32,000).  See Note 21.

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at March 31, 2013, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2018, $18,100,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $2,029,000 of its debt obligations. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At March 31, 2013, long-term debt obligations totaling $82,820,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing.  OEH and its joint venture partner have each guaranteed $9,630,000 of the debt obligations, and $1,273,000 of a working capital loan facility.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2013	December 31, 2012
	$’000	$’000

Land and buildings	1,019,481	1,054,171
Machinery and equipment	189,028	193,941
Fixtures, fittings and office equipment	203,494	206,135
River cruise ship and canal boats	18,216	18,255

	1,430,219	1,472,502
Less: Accumulated depreciation	(303,707)	(300,899)

Total property, plant and equipment, net	1,126,512	1,171,603

The major classes of assets under capital leases included above are as follows:

	March 31, 2013	December 31, 2012
	$’000	$’000

Freehold and leased land and buildings	—	—
Machinery and equipment	889	918
Fixtures, fittings and office equipment	101	103

	990	1,021
Less: Accumulated depreciation	(832)	(829)

Total capital leases	158	192

The depreciation charge on property, plant and equipment for the three months ended March 31, 2013 was $11,432,000 (2012 - $10,397,000).

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $184,138,000 at March 31, 2013 (December 31, 2012 - $183,793,000) is separately disclosed on the condensed consolidated balance sheets. See Note 4.

During the three months ended March 31, 2013, OEH performed a strategic review of its assets and identified a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of La Samanna, St. Martin, French West Indies. The carrying value was written down to the hotel’s fair value. There were no impairments in the three months ended March 31, 2012.

For the three months ended March 31, 2013, OEH capitalized interest in the amount of $1,088,000 (2012 - $905,000). All amounts capitalized were recorded in property, plant and equipment.

7.    Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	Hotels & Restaurants	Trains & Cruises	Total
	$'000	$'000	$'000

Balance at January 1, 2013	153,287	7,991	161,278
Impairment	—	—	—
Foreign currency translation adjustment	(1,984)	(184)	(2,168)

Balance at March 31, 2013	151,303	7,807	159,110

The gross goodwill amount at January 1, 2013 was $192,418,000 and the accumulated impairment at that date was $31,140,000. All impairments to that date related to hotel and restaurant operations.

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

There were no triggering events in the three months ended March 31, 2013 that would have required OEH to assess the carrying value of goodwill.

8.    Other intangible assets

Other intangible assets consist of the following as of March 31, 2013:

	Favorable Lease Assets	Internet Sites	Trade Names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2013	12,971	1,692	7,100	21,763
Foreign currency translation adjustment	(28)	(114)	—	(142)

Balance at March 31, 2013	12,943	1,578	7,100	21,621

Accumulated amortization:
Balance at January 1, 2013	2,248	907	—	3,155
Charge for the period	77	32	—	109
Foreign currency translation adjustment	(4)	(61)	—	(65)

Balance at March 31, 2013	2,321	878	—	3,199

Net book value:
At March 31, 2013	10,622	700	7,100	18,422

At December 31, 2012	10,723	785	7,100	18,608

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Amortization expense for the three months ended March 31, 2013 was $109,000 (2012 - $124,000).  Estimated amortization expense for each of the years ending December 31, 2013 to December 31, 2017 is $436,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	March 31, 2013	December 31, 2012
	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 20 years, with a weighted average interest rate of 4.12% and 4.14%, respectively	508,464	521,494
Obligations under capital lease	52	66

	508,516	521,560

Less: Current portion	84,144	90,115

Total long-term debt and obligations under capital lease	424,372	431,445

For the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. At March 31, 2013, OEH had borrowed $32,147,000 (December 31, 2012 - $25,749,000) under this facility.  The loan has a maturity of three years, with two one year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

At March 31, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $1,666,000 outstanding on this loan has been classified as a current portion of debt and OEH expects to rectify this non-compliance in the second quarter of 2013.

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

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25,000,000. At March 31, 2013, no cross-default provision in a loan facility had been triggered.

The following is a summary of the aggregate maturities of consolidated long-term debt, excluding obligations under capital lease, at March 31, 2013:

Year ended December 31,	$’000

2014	169,689
2015	214,939
2016	4,339
2017	14,110
2018	1,429
2019 and thereafter	19,866

Total	424,372

The Company has guaranteed $331,968,000 of the long-term debt of its subsidiary companies as at March 31, 2013 (December 31, 2012 -$341,078,000).

The fair value of the debt excluding obligations under capital leases at March 31, 2013 has been estimated in the amount of $517,045,000 (December 31, 2012 - $533,783,000).

Deferred financing costs related to the above outstanding long-term debt are $12,089,000 at March 31, 2013 (December 31, 2012 - $13,694,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The debt of Charleston Center LLC, a consolidated VIE, of $97,497,000 at March 31, 2013 (December 31, 2012 - $97,945,000) is non-recourse to OEH and separately disclosed on the condensed consolidated balance sheet.  The debt was entered into in October 2010 and has a maturity of three years, with two one year extensions and the interest rate is at LIBOR plus a margin of 3.50% per annum. See Note 4.

(b)                              Working capital loans

OEH had approximately $4,299,000 of working capital loans at March 31, 2013 (December 31, 2012 - $4,473,000) repayable within one year issued by various financial institutions and having various expiration dates, of which $3,926,000 was undrawn (December 31, 2012 - $4,473,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2013	December 31, 2012
	$’000	$’000

Interest rate swaps (see Note 18)	3,687	5,021
Long-term accrued interest on subordinated debt at Charleston Place Hotel	14,890	14,740
Cash-settled stock appreciation rights plan	96	96
Deferred lease incentive	428	468
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea	1,156	1,186

Total other liabilities	20,257	21,511

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	297	286
Expected return on assets	(229)	(210)
Net amortization and deferrals	230	223

Net periodic benefit cost	298	299

During the three months ended March 31, 2013, $502,000 (2012 - $480,000) of contributions were made to OEH’s U.K. defined benefit pension plan. OEH anticipates contributing an additional $1,666,000 to fund the plan in 2013 for a total of $2,168,000.

12.    Income taxes

For interim reporting purposes, OEH calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. OEH has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three months ended March 31, 2013, the benefit for income taxes was $5,874,000 (2012 - tax provision of $248,000).

The provision for income taxes in the three months to March 31, 2013 was lower than the three months to March 31, 2012 due primarily to a release in uncertain tax provisions of $3,924,000 following conclusion of inquiries by the tax authorities.

13.    Supplemental cash flow information

	Three months ended
	March 31, 2013	March 31, 2012
	$’000	$’000

Cash paid during the period for:

Interest	5,861	6,527

Income taxes, net of refunds	5,697	8,233

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were an increase of $3,167,000 and an increase of $2,011,000, for the three months ended March 31, 2013 and 2012, respectively.

14.    Restricted cash

The major balances in restricted cash are as follows:

	March 31, 2013	December 31, 2012
	$’000	$’000

Cash deposits required to be held with banks for the duration of the debt to support OEH’s payment of interest and principal	15,639	16,013
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	3,151	4,079
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	2,672	788
Security required under the European Union Package Travel Directive	195	200

Total restricted cash	21,657	21,080

Restricted cash classified as long term and included in other assets on the balance sheet was $13,393,000 at March 31, 2013.

15.    Share-based compensation plans

At March 31, 2013, OEH had four share-based compensation plans.  The compensation cost that has been charged to selling, general and administrative expense for these plans was $1,550,000 for the three months ended March 31, 2013 (2012 - $1,937,000). The total compensation cost related to unexercised options and unvested share awards at March 31, 2013 to be recognized over the period April 1, 2013 to March 31, 2016, was $14,509,000 and the weighted average period over which it is expected to be recognized is 30 months. Measured from the grant date, substantially all awards of deferred shares and stock appreciation rights have a maximum term of three years, and all awards of share options have a maximum term of 10 years.

(a)          2007 stock appreciation rights plan

Previously awarded cash-settled stock appreciation rights awarded under the Company’s 2007 stock appreciation rights plan have been recorded as other liabilities with a fair value of $96,000 at March 31, 2013 (December 31, 2012 - $96,000). See Note 10.

(b)          2009 share award and incentive plan

During the three months ended March 31, 2013, the following awards were made under the 2009 share award and incentive plan on the following dates:

February 21, 2013:

•	share options on 31,700 class A common shares vesting on March 9, 2015 at an exercise price of $9.95 per share,

•	deferred shares without performance criteria covering 6,600 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share, and

•	deferred shares with performance criteria and market conditions on up to 24,600 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share.

Estimates of the fair value of share options and the fair value of deferred shares without performance criteria on the grant date were made using the Black-Scholes option pricing model, and estimates of the fair value of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model based on the following assumptions:

	Share options	Deferred shares without performance criteria	Deferred shares with performance criteria
Expected share price volatility	60%	51%	52%
Risk-free interest rate	1.30%	0.26%	0.26%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	8 years	2 years	2 years

March 15, 2013:

•	deferred shares without performance criteria covering 114,000 class A common shares vesting on March 15, 2016 at a purchase price of $0.01 per share, and

•	deferred shares with performance criteria and market conditions on up to 290,400 class A common shares vesting on March 15, 2016 at a purchase price of $0.01 per share.

Estimates of the fair value of deferred shares without performance criteria on the grant date were made using the Black-Scholes option pricing model, and estimates of the fair value of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model based on the following assumptions:

	Deferred shares without performance criteria	Deferred shares with performance criteria
Expected share price volatility	51%	52%
Risk-free interest rate	0.38%	0.39%
Expected annual dividends per share	$—	$—
Expected life of awards	3 years	3 years

There were no vested and unissued deferred share awards as of March 31, 2013.

Expected volatilities are based on historical volatility of the Company’s class A common share price and other factors.  The risk-free rate for periods within the expected life is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life represents the period that share-based awards are expected to be outstanding and was determined using historical experience, giving consideration to the contractual terms of the share-based awards and vesting schedules.

There were no grants under any of the other share-based compensation plans during the three months ended March 31, 2013.

16.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $10,497,000 at March 31, 2013 (December 31, 2012 - $9,650,000).

As part of the consideration for the acquisition of Grand Hotel Timeo and Villa Sant’Andrea in January 2010 , OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea.  At March 31, 2013 €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid). See Note 10.

Copacabana Palace hotel has recently been inspected by the Rio State Consumer Protection Agency and was found to be in violation of certain consumer protection regulations.  The hotel is subject to a potential fine for these infractions and awaits the agency's assessment of the amount of any fine.  The hotel has submitted its defense to the agency advancing reasons for the mitigation of any fine.  The maximum potential fine, which is based on a percentage of revenue as specified by applicable regulation, is $3,600,000.  OEH has not accrued any amount, as the range of possible outcomes is uncertain.  The process of estimating losses involves a considerable degree of judgment by management and the ultimate amount could vary materially from any estimate provided.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $4,872,000 at March 31, 2013, have not been recognized by OEH because of the uncertainty of collectability.

Future rental payments as at March 31, 2013 under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2013	7,351
2014	9,733
2015	9,685
2016	9,407
2017	9,334
2018 and thereafter	83,042

Future rental payments under operating leases	128,552

Rental expense for the three months ended March 31, 2013 amounted to $2,553,000 (2012 - $2,896,000).

OEH has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. The option is not assignable and expires one year after Mr. Sherwood’s death. These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

17.    Fair value measurements

Derivatives are recorded in the condensed consolidated balance sheets at fair value.  The valuation process for the derivatives uses observable market data provided by third-party sources. Interest rate swaps are valued by using yield curves derived from observable interest rates to project future swap cash flows and then discount these cash flows back to present values. Interest rate caps are valued using a model that projects the probability of various levels of interest rates occurring in the future using observable volatilities. OEH incorporates credit valuation adjustments to reflect both its own and its respective counterparty’s non-performance risk in the fair value measurements.

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to OEH’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that OEH may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure.  For interest rate swaps, OEH’s own credit spread is applied to the counterparty’s exposure to OEH and the counterparties credit spread is applied to OEH’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument.  The credit spreads used as inputs in the fair value calculations represent implied credit default swaps obtained from a third-party credit data provider.  Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs.  Where credit valuation adjustment exceeds 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.  OEH reviews its fair value hierarchy classifications quarterly.  OEH’s policy is to recognize transfers in and transfers out as of the end of each quarterly reporting period.

The following tables summarize the valuation of OEH’s assets and liabilities by the fair value hierarchy at March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
March 31, 2013	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	3	—	3

Total assets	—	3	—	3

Liabilities at fair value:
Derivative financial instruments	—	(7,186)	—	(7,186)

Total net liabilities	—	(7,183)	—	(7,183)

	Level 1	Level 2	Level 3	Total
December 31, 2012	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	6	—	6

Total assets	—	6	—	6

Liabilities at fair value:
Derivative financial instruments	—	(8,879)	—	(8,879)

Total net liabilities	—	(8,873)	—	(8,873)

During the three months ended March 31, 2013, there were no transfers between levels of the fair value hierarchy.

The amount of total losses for the three months ended March 31, 2013 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2012 - $Nil).

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

The estimated fair values of OEH’s financial instruments (other than derivative financial instruments) as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Cash and cash equivalents	79,343	79,343	93,382	93,382

Accounts receivable	40,173	40,173	36,533	36,533

Working capital facilities	372	372	—	—

Accounts payable	22,616	22,616	25,182	25,182

Accrued liabilities	79,968	79,968	77,519	77,519

Long-term debt, including current portion, excluding obligations under capital leases	508,464	517,045	521,494	533,783

Long-term debt, including current portion, held by consolidated variable interest entities	97,497	98,571	97,945	99,656

(b)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair value of OEH’s non-financial assets measured on a non-recurring basis at March 31, 2013 was as follows:

		Fair value measurements using
	Fair Value at March 31, 2013 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in the three months ended March 31, 2032 $’000
Property, plant and equipment	45,000	—	—	45,000	(35,680)

During the three months ended March 31, 2013, OEH performed a strategic review of its assets and as a consequence, property, plant and equipment at La Samanna with a carrying value of $80,680,000 was written down to the hotel’s fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000.  There were no impairments in the three months ended March 31, 2012. This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

18.    Derivatives and hedging activities

Risk management objective of using derivatives

OEH enters into derivative financial instruments with the objective to manage its exposures to future movements in interest rates on its borrowings.

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal.  During the three months ended March 31, 2013, interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

Derivative instruments are recorded on the condensed consolidated balance sheets at fair value.  The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2013 and December 31, 2012, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	March 31, 2013	December 31, 2012
	’000	’000

Interest Rate Swaps	€140,938	€142,094
Interest Rate Swaps	$100,481	$104,259

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of March 31, 2013, OEH had interest rate options with a fair value of $3,000 (December 31, 2012 - $6,000) and a notional amount of €75,688,000 and $53,480,000 (December 31, 2012 - €76,469,000 and $53,760,000) that were non-designated hedges of OEH’s exposure to interest rate risk. As of March 31, 2013, OEH had interest rate swaps with a negative fair value of $33,000 (December 31, 2012 - $Nil) and a notional amount of $1,956,000 (December 31, 2012 - $Nil) that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of March 31, 2013 and December 31, 2012:

	Liability derivatives
		Fair value as of	Fair value as of
		March 31, 2013	December 31, 2012
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Other assets	—	—
Interest Rate Swaps	Accrued liabilities	(3,496)	(3,858)
Interest Rate Swaps	Other liabilities	(3,657)	(5,021)

Total		(7,153)	(8,879)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other assets	3	6
Interest Rate Swaps	Accrued liabilities	(3)	—
Interest Rate Swaps	Other liabilities	(30)	—

Total		(30)	6

Offsetting

The following tables provide information for the effect of netting arrangements in the balance sheets for required financial instruments at March 31, 2013 and December 31, 2012:

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral posted	Net amount
March 31, 2013	$’000	$’000	$’000	$’000	$’000	$’000
Derivative liabilities	7,186	(3)	7,183	—	—	7,183

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral posted	Net amount
December 31, 2012	$’000	$’000	$’000	$’000	$’000	$’000
Derivatives liabilities	8,879	(6)	8,873	—	—	8,873

Other comprehensive income

Information concerning the movements in other comprehensive income for cash flow hedges of interest rate risk is shown in Note 19. At March 31, 2013, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $3,205,000. Movements in other comprehensive income/(loss) for net investment hedges, recorded through foreign currency translation adjustments, were a $1,111,000 gain for the three months ended March 31, 2013 (2012 - $4,320,000 loss).

Derivative movements not included in other comprehensive income for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
	March 31, 2013	March 31, 2012
	$’000	$’000

Amount of loss recognized in interest expense for the ineffective portion of derivatives	37	(129)

Amount of (loss)/gain recognized in interest expense for derivatives not designated as hedging instruments	(36)	(21)

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of March 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $7,186,000 (December 31, 2012 - $8,879,000). As of March 31, 2013, OEH had cash collateral of $Nil (December 31, 2012 - $Nil) with its derivative counterparties in respect of these net liability positions. If OEH breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $7,239,000 (December 31, 2012 - $8,946,000).

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The fair values of non-derivative hedging instruments were $42,373,000 at March 31, 2013 (December 31, 2012 - $44,166,000), both being liabilities of OEH.

19.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2013	(67,135)	(5,976)	(13,270)	(86,381)

Other comprehensive income/(loss) before reclassifications	(16,444)	310	(134)	(16,268)

Amounts reclassified from AOCI	—	901	—	901

Net current period other comprehensive income/(loss)	(16,444)	1,211	(134)	(15,367)

Balance at March 31, 2013	(83,579)	(4,765)	(13,404)	(101,748)

Reclassifications out of AOCI are as follows:

	Amount reclassified from AOCI
	Three months ended
	March 31, 2013	March 31, 2012
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	901	1,211	Interest expense

Total reclassifications for the period	901	1,211

20.    Segment information

OEH’s operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The chief operating decision maker is the Chief Executive Officer. OEH’s operating segments are aggregated into three reporting segments, (i) hotels and restaurants - earnings derived from hotels and restaurants which it owns, jointly owns or manages, (ii) tourist trains and cruises - earnings derived from train and cruise businesses which it owns, jointly owns or manages, and (iii) real estate - earnings derived from the development and sale of real estate which it owns. OEH’s operating segments are grouped into various geographical regions. At March 31, 2013, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, and Southeast Asia, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France, and real estate development is located in the Caribbean and Southeast Asia. Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”).

The following tables present revenues, depreciation and amortization, segment earnings, capital expenditure and earnings from unconsolidated companies for our reportable segments.

	Three months ended
	March 31, 2013	March 31, 2012
Revenue:	$’000	$’000

Owned hotels - Europe	16,047	15,788
- North America	30,704	29,065
- Rest of World	42,469	42,578
Hotel management/part ownership interests	1,136	1,067
Restaurants	3,795	3,866
Hotels and restaurants	94,151	92,364
Tourist trains and cruises	9,919	8,183
Real estate	—	—

Total revenue	104,070	100,547

	Three months ended
	March 31, 2013	March 31, 2012
Depreciation and amortization:	$’000	$’000

Owned hotels - Europe	4,656	4,481
- North America	2,721	2,336
- Rest of World	2,577	2,296
Restaurants	180	202
Hotels and restaurants	10,134	9,315
Tourist trains and cruises	1,177	1,008
	11,311	10,323
Unallocated corporate	230	198

Total depreciation and amortization	11,541	10,521

	Three months ended
	March 31, 2013	March 31, 2012
Adjusted earnings by segment:	$’000	$’000

Owned hotels - Europe	(7,957)	(7,604)
- North America	6,118	7,191
- Rest of World	13,006	13,718
Hotel management/part ownership interests	(2,001)	(744)
Restaurants	239	339
Hotels and restaurants	9,405	12,900
Tourist trains and cruises	1,066	(322)
Real estate	—	—

Reconciliation to net losses:
Total adjusted earnings by segment	10,471	12,578

Impairment of property, plant and equipment	(35,680)	—
Central overheads	(10,525)	(9,767)
Depreciation and amortization	(11,541)	(10,521)
Interest income	238	332
Interest expense	(7,254)	(7,548)
Foreign currency, net	2,076	927
Benefit/(provision) for income taxes	5,874	(248)
Share of benefit for income taxes of unconsolidated companies	230	14

Losses from continuing operations	(46,111)	(14,233)
Earnings/(losses) from discontinued operations	(895)	446

Net losses	(47,006)	(13,787)

	Three months ended
	March 31, 2013	March 31, 2012
Earnings from unconsolidated companies, net of tax:	$’000	$’000

Hotels and restaurants
Hotel management/part ownership interests	(1,586)	(960)
Tourist trains and cruises	959	928

Total earnings from unconsolidated companies, net of tax	(627)	(32)

	Three months ended
	March 31, 2013	March 31, 2012
Capital expenditure:	$’000	$’000

Owned hotels - Europe	3,628	4,545
- North America	12,238	10,009
- Rest of World	2,974	2,879
Restaurants	36	169
Hotels and restaurants	18,876	17,602
Tourist trains and cruises	1,809	1,027
Total segment capital expenditure	20,685	18,629

Unallocated corporate	25	443
Total capital expenditure	20,710	19,072

Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Revenue:	$’000	$’000

Europe	20,565	21,337
North America	34,499	32,931
Rest of World	49,006	46,279

Total revenue	104,070	100,547

21.    Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH has a significant influence.  The amount due to OEH from Eastern and Oriental Express Ltd. at March 31, 2013 was $4,157,000 (December 31, 2012 - $5,005,000). In the three months ended March 31, 2013, OEH earned management fees of $185,000 (2012 - $127,000), which are recorded in revenue.

OEH manages under long-term contracts the Hotel Monasterio, Palacio Nazarenas, Machu Picchu Sanctuary Lodge and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocarril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Notes 4 and 5.  In the three months ended March 31, 2013, OEH earned management and guarantee fees of $1,464,000 (2012 - $1,474,000) which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at March 31, 2013 was $7,511,000 (December 31, 2012 - $6,398,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three months ended March 31, 2013, OEH earned $199,000 (2012 - $214,000) in management fees, which are recorded in revenue, and $131,000 (2012 - $156,000) in interest income.  The amount due to OEH from the Hotel Ritz at March 31, 2013 was $24,477,000 (December 31, 2012 - $24,128,000).  See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of the Company and its subsidiaries are based on the current expectations, assessments and assumptions of management, are not historical facts, and are subject to various risks and uncertainties.

Forward-looking statements can be identified by the fact that they do not relate only to historical or current facts, and often use words such as “anticipate”, “target”, “expect”, “estimate”, “intend”, “plan”, “goal”, “believe” or other words of similar meaning.

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

OEH has three business segments: (1) hotels and restaurants, (2) tourist trains and cruises and (3) real estate.

Hotels in 2013 consisted of 35 deluxe hotels, 30 of which were wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. Of the 30 owned hotels, El Encanto, Santa Barbara, California opened in March 2013 after renovation. The 30 owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 13 in the rest of the world.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

During 2012, OEH sold Keswick Hall in Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, Australia and The Westcliff in Johannesburg, South Africa. While The Westcliff was sold in December 2012, OEH is continuing to manage the property for up to 12 months. None of these properties was considered a long-term fit with OEH’s portfolio and strategy. Accordingly, the results of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff have been reflected as discontinued operations for all periods presented.

OEH’s tourist trains and cruises segment operates six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment — and two river cruise ships and five canal boats.

OEH’s small real estate projects in 2013 are in St. Martin, French West Indies, and Koh Samui, Thailand. Another project, a residential development adjoining Keswick Hall, was sold with the hotel in January 2012. OEH’s real estate project at Porto Cupecoy on the Dutch side of St. Martin was classified as held for sale at December 31, 2012 and has been reflected as a discontinued operation for all periods presented. Porto Cupecoy was sold in January 2013.

Results of Operations

OEH’s operating results for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, expressed as a percentage of revenue, are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
	%	%

Revenue:
Owned hotels - Europe	15.4	15.7
- North America	29.5	28.9
- Rest of World	40.8	42.3
Hotel management/part ownership interests	1.1	1.1
Restaurants	3.6	3.8
Hotels and restaurants	90.5	91.9
Tourist trains and cruises	9.5	8.1
	100.0	100.0
Expenses:
Cost of services	46.7	47.3
Selling, general and administrative	52.5	49.9
Depreciation and amortization	11.1	10.5
Impairment of property, plant and equipment	34.3	—
Net finance costs	4.7	6.3
Losses before income taxes	(49.3)	(13.9)
Benefit/(provision) for income taxes	5.6	(0.2)
Losses from unconsolidated companies	(0.6)	—
Net losses from continuing operations	(44.3)	(14.1)
Net (losses)/earnings from discontinued operations	(0.9)	0.4

Net losses as a percentage of revenue	(45.2)	(13.7)

Operating information for OEH’s owned hotels for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31, 2013	March 31, 2012

Average Daily Rate (in dollars)
Europe	424	423
North America	472	440
Rest of the world	406	402
Worldwide	430	418

Rooms Available
Europe	48,039	49,379
North America	63,650	63,791
Rest of the world	94,742	96,694
Worldwide	206,431	209,864

Rooms Sold
Europe	16,446	15,654
North America	40,961	40,633
Rest of the world	65,186	65,348
Worldwide	122,593	121,635

Occupancy (percentage)
Europe	34	32
North America	64	64
Rest of the world	69	68
Worldwide	59	58

RevPAR (in dollars)
Europe	145	134
North America	303	280
Rest of the world	279	272
Worldwide	256	242

			Change %
Three months ended March 31,	2013	2012	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	145	134	8%	9%
North America	305	280	9%	9%
Rest of the world	279	272	3%	5%
Worldwide	256	242	6%	7%

The same store RevPAR data for the three months ended March 31, 2013 and 2012 exclude the operations of El Encanto.

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Overview

The net loss attributable to Orient-Express Hotels Ltd. for the three months ended March 31, 2013 was $47.2 million ($0.46 per common share) on revenue of $104.1 million, compared with net loss of $14.1 million ($0.14 per common share) on revenue of $100.5 million in the prior period. OEH’s increased revenue was driven by occupancy and rate growth in North America and Asia. The net loss in the three months ended March 31, 2013 includes a non-cash impairment charge to property, plant and equipment of $35.7 million following a strategic review of assets and losses from discontinued operations of $0.9 million. Earnings from discontinued operations were $0.4 million in the three months ended March 31, 2012, and there were no impairments.

Revenue

	Three months ended
	March 31, 2013	March 31, 2012
	$ millions	$ millions

Owned hotels - Europe	16.0	15.8
- North America	30.7	29.1
- Rest of World	42.5	42.6
Hotel management/part ownership interests	1.1	1.1
Restaurants	3.8	3.9
Hotels and restaurants	94.2	92.4
Tourist trains and cruises	9.9	8.2
Real estate	—	—
	104.1	100.5

Total revenue increased by $3.6 million, or 4%, from $100.5 million in the three months ended March 31, 2012 to $104.1 million in the three months ended March 31, 2013. Hotels and restaurants revenue increased by $1.8 million, or 2%, from $92.4 million in the three months ended March 31, 2012 to $94.2 million in the three months ended March 31, 2013. The increase in revenue is due to occupancy and rate growth in North America and Asia. Revenue from tourist trains and cruises increased by $1.7 million, or 21%, from $8.2 million in the three months ended March 31, 2012 to $9.9 million in the three months ended March 31, 2013.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

	Three months ended
	March 31, 2013	March 31, 2012

Average daily rate (in dollars)	424	423
Rooms available	48,039	49,379
Rooms sold	16,446	15,654
Occupancy (percentage)	34	32
RevPAR (in dollars)	145	134

Revenue increased by $0.2 million, or 1%, from $15.8 million for the three months ended March 31, 2012 to $16.0 million for the three months ended March 31, 2013 despite some continued weakness in certain European markets. ADR in U.S. dollars increased from $423 in the three months ended March 31, 2012 to $424 in the three months ended March 31, 2013. Occupancy increased from 32% in the three months ended March 31, 2012 to 34% in the three months ended March 31, 2013. On a same store basis, RevPAR in local currency increased by 9% for the three months ended March 31, 2013, and by 8% when measured in U.S. dollars.

North America

	Three months ended
	March 31, 2013	March 31, 2012

Average daily rate (in dollars)	472	440
Rooms available	63,650	63,791
Rooms sold	40,961	40,633
Occupancy (percentage)	64	64
RevPAR (in dollars)	303	280

Revenue increased by $1.6 million, or 5%, from $29.1 million in the three months ended March 31, 2012 to $30.7 million in the three months ended March 31, 2013, with revenue growth across all properties in the region, led by Maroma Resort and Spa due to strong package business and double-digit rate growth. In March 2013, OEH opened the refurbished 92-key El Encanto hotel. On a same store basis, RevPAR increased from $280 in the three months ended March 31, 2012 to $305 for the three months ended March 31, 2013. This translated to an increase of 9% in both local currency and U.S. dollars. North American ADR increased by 7% from $440 in the three months ended March 31, 2012 to $472 in the three months ended March 31, 2013. Occupancy was flat at 64% for the three months ended March 31, 2013 and 2012.

Rest of the World

	Three months ended
	March 31, 2013	March 31, 2012

Average daily rate (in dollars)	406	402
Rooms available	94,742	96,694
Rooms sold	65,186	65,348
Occupancy (percentage)	69	68
RevPAR (in dollars)	279	272

Revenue decreased by $0.1 million, from $42.6 million in the three months ended March 31, 2012 to $42.5 million in the three months ended March 31, 2013. Exchange rate movements caused revenue to decrease by $0.9 million. The ADR for the Rest of the World region in U.S. dollars increased from $402 in the three months ended March 31, 2012 to $406 for the three months ended March 31, 2013. Occupancy increased from 68% to 69%. RevPAR on a same store basis increased by 3% in U.S. dollars from $272 in the three months ended March 31, 2012 to $279 for the three months ended March 31, 2013, but increased by 5% when measured in local currency.

South America

Revenue at OEH’s hotels in South America collectively decreased by $1.6 million, or 6%, from $27.4 million in the three months ended March 31, 2012 to $25.8 million in the three months ended March 31, 2013. This decrease relates primarily to Copacabana Palace, due to large city-wide events which took place in Rio de Janeiro in the three months ended March 31, 2012 that did not recur in 2013.

Asia

Revenue at OEH’s six Asian hotels collectively increased by $1.8 million, or 21%, from $8.5 million in the three months ended March 31, 2012 to $10.3 million in the three months ended March 31, 2013, led by The Governor’s Residence as Myanmar’s popularity as a tourist destination continues to grow. Occupancy in Asia increased by four percentage points, from 67% in the three months ended March 31, 2012 to 71% for the year ended March 31, 2013. ADR in U.S. dollars increased by 16% from $292 in the three months ended March 31, 2012 to $338 for the three months ended March 31, 2013. This translated into an increase in RevPAR in U.S. dollars of $45, or 23%, from $196 in the three months ended March 31, 2012 to $241 for the three months ended March 31, 2013.

Southern Africa

Southern Africa revenue decreased by $0.2 million, or 3%, from $6.6 million in the three months ended March 31, 2012 to $6.4 million in the three months ended March 31, 2013. Exchange rate movements across the region caused a revenue decrease of $0.9 million. For the three months ended March 31, 2013, there was an eight percentage point increase in occupancy, offset by a 13% decrease in ADR when compared to the same period in 2012. RevPAR in U.S. dollars for the year ended March 31, 2013 was $196, a decrease of 1% from the same period in 2012, but an increase of 14% when measured in local currency.

Hotel Management and Part-Ownership Interests:

Revenue remained flat at $1.1 million in the three months ended March 31, 2013 and 2012.

Restaurants:

Revenue decreased by $0.1 million, or 3%, from $3.9 million in the three months ended March 31, 2012 to $3.8 million in the three months ended March 31, 2013.

Trains and Cruises:

Revenue increased by $1.7 million, or 21%, from $8.2 million in the three months ended March 31, 2012 to $9.9 million in the three months ended March 31, 2013. Growth of $2.7 million from Road To Mandalay, due to the increasing popularity of Myanmar as a tourist destination, was offset by decreases from day train operations based in the U.K.

Cost of services

Cost of services increased by $1.1 million, or 2%, from $47.5 million in the three months ended March 31, 2012 to $48.6 million in the three months ended March 31, 2013. Cost of services were 47% of revenue in the three months ended March 31, 2013 compared to 47% of revenue in the three months ended March 31, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.4 million, or 9%, from $50.2 million in the three months ended March 31, 2012 to $54.6 million in the three months ended March 31, 2013. The increase is due to management restructuring charges of $1.6 million and $2.0 million of pre-opening costs incurred at El Encanto. Selling, general and administrative expenses were 52% of revenue in the three months ended March 31, 2013 and 50% in the three months ended March 31, 2012.

Depreciation and amortization

Depreciation and amortization increased by $1.0 million from $10.5 million in the three months ended March 31, 2012 to $11.5 million in the three months ended March 31, 2013. The increase is mainly due to significant capital expenditures during 2012.

Impairment of property, plant and equipment

Following a strategic review of OEH’s assets, an impairment was recorded for property, plant and equipment of $35.7 million in the three months ended March 31, 2013 compared to $Nil in the three months ended March 31, 2012. The non-cash impairment in 2013 relates to property, plant and equipment at La Samanna, where the carrying value was written down to the hotel’s fair value.

Adjusted earnings by segment

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”). Segment performance for the three months ended March 31, 2013 and 2012 is analyzed as follows:

	Three months ended
	March 31, 2013	March 31, 2012
	$ millions	$ millions

Adjusted earnings by segment:
Owned hotels - Europe	(8.0)	(7.6)
- North America	6.1	7.2
- Rest of World	13.0	13.7
Hotel management/part ownership interests	(2.0)	(0.7)
Restaurants	0.2	0.3
Hotels and restaurants	9.4	12.9
Tourist trains and cruises	1.1	(0.3)
Real estate	—	—

Reconciliation to net losses:
Total adjusted earnings by segment	10.5	12.6

Impairment of property, plant and equipment	(35.7)	—
Central overheads	(10.5)	(9.8)
Depreciation and amortization	(11.5)	(10.5)
Interest income	0.2	0.3
Interest expense	(7.3)	(7.5)
Foreign currency, net	2.1	0.9
Benefit/(provision) for income taxes	5.9	(0.2)
Share of benefit for income taxes of unconsolidated companies	0.2	—

Losses from continuing operations	(46.1)	(14.2)
Earnings/(losses) from discontinued operations	(0.9)	0.4

Net losses	(47.0)	(13.8)

The European hotels collectively reported adjusted losses by segment of $8.0 million for the three months ended March 31, 2013, an increase of $0.4 million, or 5%, from losses of $7.6 million for the same period in 2012. As a percentage of European hotels revenue, the adjusted loss by segment was 50% for the three months ended March 31, 2013 and 48% for the three months ended March 31, 2012.

Adjusted earnings by segment in the North American hotels region decreased by $1.1 million, or 15%, from $7.2 million in the three months ended March 31, 2012 to $6.1 million in the three months ended March 31, 2013. This decrease is due to pre-opening expenses at El Encanto of $2.0 million, which were partially offset by operating performance improvements in the region, in particular at Charleston Place and Maroma Resort and Spa. As a percentage of North American hotels revenue, the adjusted earnings by segment margin decreased from 25% in the three months ended March 31, 2012 to 20% in the three months ended March 31, 2013.

Adjusted earnings by segment in the Rest of the World hotels region decreased by $0.7 million, or 5%, from $13.7 million in the three months ended March 31, 2012 to $13.0 million in the three months ended March 31, 2013. Of this movement, $0.4 million is attributable to professional fees in Brazil, while exchange rate movements were responsible for a further $0.2 million decrease. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin decreased from 32% for the three months ended March 31, 2012 to 31% for the three months ended March 31, 2013.

Adjusted earnings by segment in restaurants decreased by $0.1 million from $0.3 million in the three months ended March 31, 2012 to $0.2 million in the three months ended March 31, 2013.

Adjusted earnings by segment in tourist trains and cruises increased by $1.4 million from a loss of $0.3 million in the three months ended March 31, 2012 to earnings of $1.1 million in the three months ended March 31, 2013. Growth of $2.1 million from Road To Mandalay, due to the increasing popularity of Myanmar as a tourist destination, was offset by decreases from day train operations based in the U.K. As a percentage of revenue from tourist trains and cruises, the adjusted earnings by segment margin was 11% in the three months ended March 31, 2013, compared to an adjusted loss by segment of 4% in the three months ended March 31, 2012.

Central overheads increased by $0.7 million, or 7%, from $9.8 million in the three months ended March 31, 2012 to $10.5 million in the three months ended March 31, 2013. This increase was largely due to management restructuring charges of $1.0 million incurred in the three months ended March 31, 2013. As a percentage of revenue, central overheads were 10% in both 2013 and 2012.

Losses from operations

Losses from operations increased by $38.7 million, from $7.7 million in the three months ended March 31, 2012 to $46.4 million in the three months ended March 31, 2013, due to the factors described above.

Net finance costs

Net finance costs decreased by $1.4 million, or 22%, from $6.3 million for the three months ended March 31, 2012 to $4.9 million for the year ended March 31, 2013. The three months ended March 31, 2012 included a foreign exchange gain of $0.9 million, compared to a foreign exchange gain of $2.1 million in the three months ended March 31, 2013. Also, in the three months ended March 31, 2012, interest was capitalized of $0.9 million, while $1.1 million was capitalized in the three months ended March 31, 2013.

Benefit from/(provision for) income taxes

The benefit from income taxes increased by $6.1 million, from a provision of $0.2 million in the three months ended March 31, 2012 to a benefit of $5.9 million in the three months ended March 31, 2013.

The provision for income taxes for the three months ended March 31, 2013 included a release in uncertain tax provisions of $3.9 million following conclusions of inquiries by the tax authorities.

Losses from unconsolidated companies

Losses from unconsolidated companies net of tax increased by $0.6 million, from $Nil in the three months ended March 31, 2012 to $0.6 million in the three months ended March 31, 2013. The tax benefit associated with losses from unconsolidated companies was $Nil in 2012 and $0.2 million in 2013.

Net (losses)/earnings from discontinued operations

The losses from discontinued operations for the three months ended March 31, 2013 were $0.9 million, compared with earnings for the three months ended March 31, 2012 of $0.4 million.

Losses from discontinued operations for the three months ended March 31, 2013 include a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, and a tax gain of $0.4 million relating to The Westcliff, which was sold in December 2012. These gains were offset by operating losses of $1.7 million from Porto Cupecoy.

Earnings from discontinued operations for the three months ended March 31, 2012 include a gain of $4.0 million on the disposal of Keswick Hall, which was sold in January 2012. This was offset by operating losses at Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall.

Liquidity and Capital Resources

Overview

OEH’s primary short-term cash needs include payment of compensation, general business expenses, servicing of finance and capital commitments and contractual payment obligations which includes principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At March 31, 2013, total debt and obligations under capital leases amounted to $508.5 million (December 31, 2012 - $521.6 million), including a current portion of $84.1 million (December 31, 2012 - $90.1 million) repayable within 12 months. Additionally, OEH had capital commitments at March 31, 2013 amounting to $10.5 million (December 31, 2012 - $9.7 million).

OEH had cash and cash equivalents of $79.3 million at March 31, 2013, $14.1 million less than the $93.4 million at December 31, 2012. In addition, OEH had restricted cash balances of $21.7 million (December 31, 2012 - $21.1 million). At March 31, 2013, there were undrawn amounts available to OEH under committed short-term lines of credit of $3.9 million (December 31, 2012 - $4.5 million), bringing total cash availability at March 31, 2013 to $83.3 million, excluding the restricted cash of $21.7 million. When assessing cash and cash equivalents within OEH, management considers the availability of those cash resources held within local business units to meet the strategic needs of OEH.

OEH believes that the cash position of OEH together with projected available cash flows from operations, the availability of cash through revolving lines of credit and debt facilities, and other options available to OEH to respond to challenging economic conditions provide sufficient financial resources to fund current cash requirements as well as OEH’s capital objectives in 2013 and the foreseeable future.

OEH expects to fund working capital requirements, debt service and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing facilities, issuing new debt or equity securities and disposing of non-core assets.

Currently, OEH’s long-term liquidity is constrained due to the uncertainty in the economic environment. In addition to operating cash flows generated from the core business, OEH has other sources of liquidity such as sale of non-core assets, potential debt and equity issuances and obtaining new debt facilities to meet its cash needs. If OEH’s long-term cash flow is still insufficient, then OEH may need to extend the term of maturing debt facilities. OEH has had a strong track record of being able to refinance existing facilities and complete planned sales of non-core assets to generate additional liquidity. However, these options are dependent on third parties and are not solely within OEH’s control.

In recent years, OEH has raised substantial cash resources from the sale of non-core assets. While the sale of other non-core assets is under consideration, this may not continue to be a source of cash at similar levels in the future. Therefore, the performance of OEH’s underlying business and OEH’s ability to raise new capital, including refinancing its existing debt facilities, are key sources of liquidity to fund cash flow requirements.

Recent Events Affecting OEH’s Liquidity and Capital Resources

In January 2013, OEH completed the sale of Porto Cupecoy, its real estate development on the Dutch side of St. Martin, for gross proceeds of $19.0 million. OEH is also currently considering the sales prospects of other non-core properties.

In the three months ended March 31, 2013, OEH had repayments of debt principal, including scheduled amortization, of $10.3 million.

Covenant Compliance

OEH has several loan facilities with commercial banks, most of which relate to specific hotel operations or other properties and are secured by a mortgage on particular properties. In most cases, the borrower is either the Company or a subsidiary owning the property and the loan is guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning subsidiary’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants. Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Where the Company is the borrower or the guarantor, most facilities contain financial covenants which are based on OEH’s performance on a consolidated basis and typically include a quarterly interest coverage test and a quarterly net worth test.

OEH recognizes the risk that a property-specific or group-consolidated loan covenant could be breached. Given the current economic environment and recent performance of OEH’s business, compliance with loan covenants is closely monitored as certain facilities are experiencing low headroom. In order to minimize this risk, OEH regularly prepares cash flow and other projections which are used to forecast covenant compliance under all loan facilities. If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in the borrowing costs.

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

At March 31, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $1.7 million outstanding on this loan has been classified as a current portion of debt and OEH expects to rectify this non-compliance in the second quarter of 2013. In addition, two unconsolidated joint venture companies for which OEH provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru in which OEH has a 50% interest was out of compliance with a debt service coverage ratio covenant for a loan of $7.2 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and OEH anticipates rectifying the breach through refinancing or renegotiating covenant terms in the second half of 2013. Although the banks currently remain entitled to do so, OEH does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
The Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at March 31, 2013 with the debt service coverage ratio in its first mortgage loan facility amounting to $82.8 million.  Although the loan is non-recourse to and not credit-supported by OEH or the joint venture partner in the hotel, each has provided separate partial guarantees of $9.6 million and a working capital guarantee of $1.3 million as of March 31, 2013, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. However, discussions continue to progress with the lender as to how to bring the hotel into long-term compliance. OEH does not expect the bank to call the loan and, therefore, does not believe the Company will be required to fund the guarantees.

Based on its current financial forecasts, OEH believes it will continue to comply with substantially all financial covenants in its loan facilities, except for the instances of non-compliance noted above. While there is forecast low covenant compliance headroom under certain other small facilities, OEH believes an event of default under those other facilities can be avoided through OEH’s mitigating actions. However, if OEH does not comply with the covenants and obligations in its loan agreements, its lenders may choose to declare a default and exercise their rights, including acceleration of the debt obligations, and as a consequence OEH may determine it necessary to pursue alternative means to meet business obligations.
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

In the unlikely event OEH’s future results of operations are significantly less than forecast and mitigating actions by OEH are unsuccessful, breaches of one or more financial covenants could occur that result in loan facility defaults and cross-defaults. In that circumstance, OEH could be required to repay a large amount of its bank debt at a time when its cash resources would be insufficient to fund the repayment.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $8.1 million at March 31, 2013 and a working capital balance of $28.7 million at December 31, 2012. The main factors that contributed to the decrease in working capital were a decrease in assets of discontinued operations held for sale and the inclusion of a portion of restricted cash in other assets at March 31, 2013.

Cash Flow - Sources and Uses of Cash

At March 31, 2013 and December 31, 2012, OEH had cash and cash equivalents of $79.3 million and $93.4 million, respectively. In addition, OEH had restricted cash of $21.7 million and $21.1 million as of March 31, 2013 and December 31, 2012, respectively.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2013 was $7.1 million compared to $8.7 million for the three months ended March 31, 2012.

The results of operations are the primary driver of operating cash flows. Losses from continuing operations of $46.1 million were recorded for the three months ended March 31, 2013, compared to $14.2 million for the three months ended March 31, 2012. The main driver of change in the losses between the periods was the benefit received from the release of $3.9 million for the resolution of an uncertain tax position. Further, there was an impairment of $35.7 million recorded in the three months ended March 31, 2013. Both of these non-cash items do not have an impact on the net cash used in operating activities.

Investing Activities. Net cash used in investing activities was $2.4 million for the three months ended March 31, 2013, compared to net cash provided by investing activities of $1.2 million for the three months ended March 31, 2012.

Capital expenditure of $20.7 million during the three months ended March 31, 2013 included capital expenditure of $10.8 million for the renovation of El Encanto, $1.9 million primarily for completion of the refurbishment at Copacabana Palace, $1.4 million at Charleston Place including the refurbishment of the Palmetto Café, $1.3 million primarily for façade works at Grand Hotel Europe, and the balance for routine capital expenditures.

Capital expenditure of $19.1 million during the three months ended March 31, 2012 included capital expenditure of $8.0 million for the renovation of El Encanto, $1.2 million primarily for the refurbishment of 39 rooms at The Inn at Perry Cabin, $1.1 million at La Samanna largely for the completion of the rooms refurbishment, $1.1 million at Hotel Splendido primarily for the construction of five new suites on the top floor of the existing building, $1.0 million at Hotel Cipriani largely for the renovation of six rooms, and the balance for routine capital expenditures.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2013 was $4.2 million, compared to $16.7 million for the three months ended March 31, 2012.

During the three months ended March 31, 2013, $6.4 million was borrowed for El Encanto construction and $4.0 million of the existing debt for Grand Hotel Europe was repaid. The remaining debt payments were scheduled repayments on existing debt.

During the three months ended March 31, 2012, $2.7 million was borrowed for El Encanto construction and $10.0 million of the existing debt for Keswick Hall was repaid. The remaining debt payments were scheduled repayments on existing debt.

Cash Flows from Discontinued Operations. The results of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall have been presented as discontinued operations for all periods presented.

Net cash (used in)/provided by operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities held for sale.

During the three months ended March 31, 2013, disposal of non-core assets of Porto Cupecoy resulted in net cash proceeds of $19.0 million (gain on sale of $0.4 million) being realized within net cash provided by investing activities from discontinued operations.

During the three months ended March 31, 2012, disposal of non-core assets of Keswick Hall resulted in net cash proceeds of $21.1 million (gain on sale of $4.0 million) being realized within net cash provided by investing activities from discontinued operations.

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

There were $10.5 million of capital commitments outstanding at March 31, 2013 (December 31, 2012 - $9.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At March 31, 2013, OEH had $508.5 million (December 31, 2012 - $521.6 million) of consolidated debt, including the current portion and excluding debt held by consolidated variable interest entities. This debt is largely collateralized by OEH assets and is held by a number of commercial bank lenders. The debt is repayable over periods of 1 to 20 years, with a weighted average duration of 2.3 years, and weighted average interest rate of 4.12% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at March 31, 2013 comprised $97.5 million (December 31, 2012 - $97.9 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. There is no recourse to OEH for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded primarily from the operations of the Charleston Place Hotel.

Including debt of consolidated variable entities, approximately 48% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At March 31, 2013, 52% of borrowings of OEH were in floating interest rates.

OEH has guaranteed or contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at March 31, 2013:

	Guarantee	Contingent guarantee	Duration
March 31, 2013	$ millions	$ millions

Hotel Ritz, Madrid:
Debt obligations	9.6	—	ongoing
Working capital loan	1.3	—	ongoing
Peru rail joint venture:
Debt obligations	7.2	10.0	through 2016
Concession performance	—	6.5	through May 2013
Peru hotel joint venture:
Debt obligations	—	18.1	through 2018
Debt obligations	—	2.0	through 2014
Total	18.1	36.6

OEH has guaranteed debt obligations and a working capital loan facility for the Hotel Ritz, Madrid, in which OEH has a 50% equity investment.

OEH has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2016. OEH has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2013. In addition, OEH has contingently guaranteed, through 2018 and 2014, debt obligations of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Liquidity

For the twelve months ended March 31, 2014, OEH will have approximately $84.1 million of scheduled debt repayments including capital lease payments. Additionally, OEH has scheduled debt repayments of $1.8 million relating to debt held by consolidated variable interest entities.

As discussed above in “Results of Operations,” OEH has experienced decreased revenues and adjusted earnings by segment in part reflecting the continued economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. In order to ensure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisers to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The availability of additional liquidity options to OEH will depend on the current economic and financial environment, OEH’s continued financial and operating performance and its continued compliance with financial covenants. However, due to the economic declines and current and potential non-compliance with debt covenants, OEH may have less flexibility in determining when and how to use the available cash flows to satisfy obligations and fund capital expenditures as debt may be called by the banks or OEH may be unable to refinance or obtain additional debt.

Some currently identified options are dependent on third parties, while others are within the control of OEH. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets. For example, OEH completed the sale of The Westcliff hotel in the fourth quarter of 2012 and the Porto Cupecoy property development in January 2013 and expects to fund the refinancing of Grand Hotel Europe in the second quarter of 2013. These actions contribute significant unrestricted cash resources to OEH which can be utilized as required.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the period

The following standards, as reported in Note 1 to the Financial Statements, were adopted in the three months ended March 31, 2013.

In February 2013, the FASB issued guidance which requires entities to disclose certain additional information about items reclassified out of accumulated other comprehensive income. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the interim financial statements included herein.

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on OEH’s consolidated financial position, results of operations and cash flows.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives and, in January 2013, issued guidance clarifying the scope of the previously issued guidance. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the interim financial statements included herein.

Accounting pronouncements to be adopted

In March 2013, the FASB issued guidance which indicates that the entire amount of a cumulative translation adjustment (“CTA”) related to an entity’s investment in a foreign entity should be released when there has been any of the following:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated).

•	Step acquisition for a foreign entity (i.e., when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. Early adoption is permitted and the guidance should be applied prospectively from the beginning of the fiscal year of adoption. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors.

Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on OEH’s consolidated financial position, results of operations and cash flows.

Critical Accounting Policies and Estimates

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2012 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $0.8 million based on borrowings outstanding at March 31, 2013.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, British pound, South African rand, Russian rouble and Brazilian real.  Some non-U.S. subsidiaries of the Company borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Nine of OEH’s owned hotels in 2013 operated in European euros, one operated in South African rand, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was recorded in U.S. dollars, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At March 31, 2013, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $1.2 million, consisting of Mexican peso $0.4 million and Thai baht $0.8 million.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to OEH management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, OEH management has concluded that these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.    Exhibits

The index to the exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 3, 2013

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
12		Statement of computation of ratios
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file