Form 10-K/A
period 2012-12-31
ORIENT EXPRESS HOTELS LTD
filed 2013-06-14
CIK 1115836

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (Not applicable. See third paragraph under Item 1—Business on page 4 of Form 10-K.)
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
 As of June 3, 2013, 103,060,203 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 16(d) to the Financial Statements (Item 8) in Form 10-K)

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2013 (The “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited financial statements of Perurail S.A., a 50% owned unconsolidated company.  The financial statements of this unconsolidated company are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above and to update the description and cross-reference to Exhibit 14 in the Exhibit Index, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of the unconsolidated company named above under Item 15, does not modify or update the disclosures in the Original Filing in any way.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2012 and 2011, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 7, 2013

Countersigned by:

/s/ MANUEL PAZOS VÉLEZ
Manuel Pazos Vélez
Certified Chartered Public Accountant
Register No. 01-05095

Perurail S.A.
Balance Sheets

	December 31,
	2012	2011
	$’000	$’000
Assets
Cash and cash equivalents	3,993	4,310
Accounts receivable, net of allowances of $Nil and $Nil	4,821	6,146
Due from related parties	8,957	8,610
Prepaid expenses	3,740	1,270
Inventories	8,334	6,941

Total current assets	29,845	27,277

Property, plant and equipment, net of accumulated depreciation of $16,420 and $12,082	40,023	32,713
Intangibles, net of accumulated amortization of $322 and $262	173	208
Other assets	65	268

Total non-current assets	40,261	33,189

Total assets	70,106	60,466

Liabilities and Shareholders’ Equity
Working capital facilities	4,184	3,026
Accounts payable	3,737	4,207
Accrued liabilities and deferred revenue	8,897	6,898
Due to related parties	2,837	2,252
Current portion of long-term debt	3,363	4,405

Total current liabilities	23,018	20,788

Long-term debt	4,436	1,786
Deferred tax liability, net	8,787	5,856

Total long-term liabilities	13,223	7,642

Total liabilities	36,241	28,430

Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (20,000,000 shares authorized) Issued - 20,000,000 (2011 - 20,000,000)	6,684	6,684
Legal reserve	1,448	821
Retained earnings	25,733	24,531

Total shareholders’ equity	33,865	32,036

Total liabilities and shareholders’ equity	70,106	60,466
The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations

	December 31,
	2012	2011	2010
	$’000	$’000	$’000

Revenue, net	84,585	72,918	53,218

Expenses:
Cost of services	(47,265)	(41,660)	(31,887)
Depreciation and amortization	(4,398)	(3,254)	(2,739)
Selling, general and administrative	(17,222)	(14,359)	(10,350)
Impairment of property, plant and equipment and other assets	(894)	—	—

Total operating costs and expenses	(69,779)	(59,273)	(44,976)

Gain on insurance settlement	90	—	646
Gain/(loss) on disposal of fixed assets	757	—	(211)

Earnings from operations	15,653	13,645	8,677

Interest expense, net	(740)	(768)	(684)
Foreign currency, net	233	(42)	67

Net finance costs	(507)	(810)	(617)

Earnings before income tax	15,146	12,835	8,060

Provision for income taxes	(8,009)	(3,859)	(2,252)

Net earnings	7,137	8,976	5,808

No statement of comprehensive income is presented because Perurail S.A. has no items of other comprehensive income in any period presented (see Note 1(s)).

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	December 31,
	2012	2011	2010
	$’000	$’000	$’000
Cash flows from operating activities:
Net earnings	7,137	8,976	5,808

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,398	3,254	2,739
Amortization of finance costs	38	36	39
(Gain)/loss on disposal of fixed assets	(757)	—	211
Change in deferred tax	2,931	586	831
Decrease in employees’ profit sharing	—	—	(2)
Impairment of property, plant and equipment and other assets	894	—	—
Change in assets and liabilities:
Decrease/(increase) in accounts receivable	1,325	(616)	(817)
(Increase)/decrease in inventories	(1,393)	(1,205)	909
Decrease/(increase) in due from related parties	238	1,662	(5,262)
Increase prepaid expenses	(2,508)	(88)	(215)
(Decrease)/increase of accounts payable	(470)	35	1,280
Increase in accrued liabilities	1,998	1,919	2,670

Total adjustments	6,694	5,583	2,383

Net cash provided by operating activities	13,831	14,559	8,191

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	757	—	—
Capital expenditures	(6,488)	(5,225)	(4,930)

Net cash used in investing activities	(5,731)	(5,225)	(4,930)

Cash flows from financing activities:
Payment of dividends	(5,308)	(8,678)	—
Repayment of working capital facilities	(7,076)	(7,413)	(3,418)
Proceeds from working capital facilities	8,234	6,869	2,133
Principal payments under long-term debt	(3,012)	(2,136)	(1,262)
Principal payments under capital lease	(1,255)	(807)	(751)
Debt issuance costs	—	(52)	—
Proceeds from issuance of long-term debt	—	3,853	—

Net cash used in financing activities	(8,417)	(8,364)	(3,298)

Net (decrease)/increase in cash and cash equivalents	(317)	970	(37)

Cash and cash equivalents at beginning of year	4,310	3,340	3,377

Cash and cash equivalents at end of year	3,993	4,310	3,340
The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common Shares at Par value	Legal reserve	Retained Earnings
	$’000	$’000	$’000

Balance, January 1, 2010	6,684	14	19,232

Legal Reserve	—	807	(807)
Net earnings	—	—	5,808

Balance, December 31, 2010	6,684	821	24,233

Dividends	—	—	(8,678)
Net earnings	—	—	8,976

Balance, December 31, 2011	6,684	821	24,531

Dividends	—	—	(5,308)
Legal Reserve	—	627	(627)
Net earnings	—	—	7,137

Balance, December 31, 2012	6,684	1,448	25,733

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

(d)                           Foreign currency

The functional currency of the Company is the US Dollar which is also the reporting currency of the Company. The local currency is Peruvian Nuevos Soles.

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

(h)                           Income taxes

Current portion of income tax

The amount of income taxes paid or payable is determined by applying the provisions of the enacted tax law to the taxable income or excess deductions over revenues for the year. The rates used and regulations applied to compute the amount are those enacted as of the balance sheet date.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with U.S. GAAP applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2012 and 2011, the Company did not record any liabilities for uncertain tax positions.

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

(m)                         Employees’ length of service compensation

The provision for employees’ length of service compensation included under taxes and other accounts payable is charged to operations as the compensation is earned.

(n)                           Revenue recognition

Passenger transport revenue includes ticket revenue that is recognized when the related services are provided.  Rail freight and cargo revenues are recognized when the freight and cargo reach their destination. Ground cargo transport services revenues are recognized on a fixed fee basis per month, plus variable fees per ton transported when the services are provided.  Revenues are presented net of taxes collected from customers and remitted to governmental authorities.

Revenues earned by providing these services are recognized, when:

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

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and shareholders, and various accounts receivable.

Interest rate risk

The Company's exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The Company keeps mainly long-term debt subject to a floating interest rate.  Management does not expect to incur significant losses due to interest rate risk.

Exchange risk

The Company carries out its transactions mostly in foreign currency, but management estimates that due to the short term nature, any fluctuation will not adversely affect the results of the Company’s operations.

(q)                             Employee profit sharing

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

(r)                             Fair value measurements

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

The Company reviews its fair value hierarchy classifications annually.  Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and as transfers out at their fair values at the end of the period. There were no transfers between the levels of the fair value hierarchy in all periods presented.

(s)                             Accounting Guidance adopted during the year and to be adopted

Accounting pronouncements adopted during the year

In May 2011, the FASB issued guidance on fair value measurement and disclosure requirements under U.S. GAAP. The amendments in this update result in common fair value measurement and disclosure requirements under both U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update changed, in certain circumstances, the application of the requirements of fair value measurement. This guidance became effective for interim and annual periods beginning after December 15, 2011. The adoption of the guidance did not materially impact the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of comprehensive income in the financial statements. Under the amendments to the existing guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in total equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance became effective for fiscal years and interim periods beginning after December 15, 2011. However, in December 2011, the FASB issued guidance that defers only those changes that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of this deferral guidance are also effective for public companies in fiscal years beginning after December 15, 2011. The Company adopted this guidance as of January 1, 2012, but has not presented statements of comprehensive income as the Company does not report any comprehensive income. There was no impact on the Company’s financial position, results of operations or cash flows.

Accounting pronouncements to be adopted

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on its financial position, results of operations and cash flows.

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint-and-several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liabilities existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on its financial position, results of operations and cash flows.

2.                          Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2012	2011
	$’000	$’000

Land	449	437
Installations	1,806	1,263
Machinery and equipment	1,418	1,418
Transport units	4,905	2,522
Improvements to locomotive and rolling stock assets under lease	38,945	30,419
Owned locomotives and rolling stock	3,717	3,221
Furniture and fixtures	4,078	3,790
Works in progress	1,125	1,725
Less: accumulated depreciation	(16,420)	(12,082)

	40,023	32,713

The major classes of assets under capital leases included above are as follows:

	December 31,
	2012	2011
	$’000	$’000

Transport units	2,334	—
Locomotives and rolling stock	3,572	2,642
Less: accumulated depreciation	(293)	(263)

	5,613	2,379

The depreciation charge on property, plant and equipment for the year ended December 31, 2012 was $4,398,000 (2011-$3,254,000; 2010-$2,739,000).

In the year ended December 31, 2012, the Company identified a non-cash property, plant and equipment impairment charge of $701,000 relating to the value of train engines refurbished during the year. No property, plant and equipment impairments were recorded in the years ended December 31, 2011 and 2010.

Rental expense for the year ended December 31, 2012 amounted to $468,168 (2011-$273,666; 2010-$353,582).

3.                            Intangibles, net

Intangibles consist of the following as of December 31, 2012 and 2011:

	Year ended December 31, 2012
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2012	122	348	470
Additions	—	25	25
Transfers	—	—	—

Balance as at December 31, 2012	122	373	495

Accumulated amortization:
Balance as of January 1, 2012	46	216	262
Charge for the period	4	56	60

Balance as at December 31, 2012	50	272	322

Net book value:
As at December 31, 2011	76	132	208

As at December 31, 2012	72	101	173

	Year ended December 31, 2011
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as of January 1, 2011	122	286	408
Additions	—	46	46
Transfers	—	16	16

Balance as at December 31, 2011	122	348	470

Accumulated amortization:
Balance as of January 1, 2011	42	176	218
Charge for the period	4	40	44

Balance as at December 31, 2011	46	216	262

Net book value:
As at December 31, 2010	80	110	190

As at December 31, 2011	76	132	208

Amortization expense for the year ended December 31, 2012 was $60,000 (2011-$44,000; 2010-$45,000).

Estimated amortization expense for each of the years ended 2013 to 2017 is $60,000.

4.                       Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	December 31,
	2012	2011
	$’000	$’000

Working capital facilities	4,184	3,026

Bank loans accrue an annual average interest rate of 4.62% (2011-4.36%).

The Company had approximately $6,150,000 of working capital lines of credit at December 31, 2012 (2011-$6,000,000) issued by various financial institutions and having various expiration dates, of which $3,500,000 was undrawn (2011-$2,974,000).

5.                            Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	December 31,
	2012	2011
	$’000	$’000

Value added tax	—	372
Current tax payable	1,183	—
Other taxes	329	706
Employees’ length of service compensation	131	95
Vacation payable	501	557
Remuneration and profit sharing payable	1,725	1,812
Advance payments received from passengers	739	861
Deferred revenue	2,703	1,741
Provision for purchases and services	940	479
Other accounts payable	646	275

	8,897	6,898

6.                                Long-term debt, obligations under capital lease and fair value disclosures

(a)                       Long-term debt

Long-term debt consists of the following:

	December 31,
	2012	2011
	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 2 years, with a weighted average interest rate of 4.88% and 4.89%, respectively	2,452	5,464
Obligations under capital lease (see Note 6(b))	5,347	727

	7,799	6,191
Less: current portion	3,363	4,405

Total long-term debt and obligations under capital lease	4,436	1,786

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2012. At December 31, 2011, $2,625,000 was classified within current liabilities, as the Company was out of compliance with a leverage covenant and a debt service covenant ratio in its loan facilities.

The Company has guaranteed $15,783,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2012 (2011-$18,127,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal to or greater than $1,000,000. See Notes 1(a) and 13.

Deferred financing costs related to the above outstanding long-term debt of the Company were $38,975 at December 31, 2012 (2011-$88,802) and are amortized to interest expense over the term of the corresponding long-term debt.

The Company's loan facilities are secured by a mortgage on the owned locomotives and transport units of the business.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital leases at December 31, 2012:

Year ending December 31,	$’000

2013	2,138
2014	314

2,452

(b)                  Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2012:

Year ending December 31,	$’000

2013	1,529
2014	1,533
2015	1,419
2016	1,460
2017	107

Minimum lease payments	6,048
Less: amount of interest contained in above payments	701

Present value of minimum lease payments	5,347
Less: current portion	1,225

4,122

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

The estimated fair values of the Company’s financial instruments as of December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	3,993	3,993

Accounts receivable	4,821	4,821

Working capital facilities	4,184	4,184

Accounts payable	3,737	3,737

Accrued liabilities	8,897	8,897

Long-term debt, including current portion	2,452	2,501

	December 31, 2011
	Carrying amount	Fair value
	$’000	$’000

Cash and cash equivalents	4,310	4,310

Accounts receivable	6,146	6,146

Working capital facilities	3,026	3,026

Accounts payable	4,207	4,207

Accrued liabilities	6,898	6,898

Long-term debt, including current portion	5,464	5,552

(d)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair value of the Company's non-financial assets measured on a non-recurring basis at December 31, 2012 was as follows:

		Fair value measurements using
	Fair Value at December 31, 2012 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in the year ended December 31, 2012 $’000
Property, plant and equipment	—	—	—	—	(701)

Other assets	—	—	—	—	(193)

For the year ended December 31, 2012, the Company purchased new train engines and, as a consequence, property, plant and equipment with a carrying value of $701,000 for train engines replaced were written down to a fair value of $Nil, resulting in a non-cash impairment charge of $701,000.  There were no impairments in the years ended December 31, 2011 and 2010. This impairment is included in earnings from continuing operations in the period incurred. See Note 2.

For the year ended December 31, 2012, deferred costs associated with a project no longer anticipated to be completed with a carrying value of $193,000 were written down to a fair value of $Nil, resulting in a non-cash impairment charge of $193,000.  There were no impairments of other assets in the years ended December 31, 2011 and 2010. This impairment is included in earnings from continuing operations in the period incurred.

7.                            Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2012	2011	2010
	$’000	$’000	$’000

Pre-tax income	15,146	12,835	8,060

Current tax charge	(5,078)	(3,273)	(1,421)

Deferred tax charge	(2,931)	(586)	(831)

Total	(8,009)	(3,859)	(2,252)

The reconciliations of the Peruvian income tax rate to the Company’s effective tax rate for the three years ended December 31, 2012 are as follows:

	Year ended December 31,
	2012	2011	2010
	%	%	%

Peruvian income tax rate	30	30	30
Prior year adjustments	17	—	—
Permanent differences	5	—	(2)
Other	1	—	—

Effective tax rate	53	30	28

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2012	2011
	$’000	$’000

Provisions included in books	711	282
Other deferred tax assets	52	—

Net deferred tax assets	763	282

Fixed assets and intangibles	(6,558)	(5,981)
Structure fee loans	—	(26)
Exchange rate related to fixed assets	(2,621)	(131)
Other deferred tax liabilities	(371)	—

Deferred tax liabilities	(9,550)	(6,138)

Net deferred tax liabilities	(8,787)	(5,856)

Net deferred tax liabilities are presented on the face of the balance sheet.  The Company required no provision in respect of uncertain tax positions and believes that it is reasonably possible that within the next 12 months this provision will not change.

8.                                Shareholders’ equity

(a)                    Share capital and additional-paid in capital

At December 31, 2012, the Company’s share capital consisted of 20,000,000 fully subscribed and paid shares (2011-20,000,000) with a par value of S/1.00 each, all carrying the same rights.

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

For the year ended December 31, 2010, the Company increased its legal reserve by the amount of $807,000, which has been set aside from the earnings corresponding to the 2010 period. For the year ended December 31, 2012, the Company increased its legal reserve by the amount of $627,000, which has been set aside from earnings corresponding to the 2012 period. Calculations of the legal reserve are based on locally prepared financial statements in accordance with “Ley General de Sociedades” in Peru.

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

10.                         Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which the management organizes the Company to make decisions and assess the business performance.  In this regard, management considers that the Company operates one single reportable segment, all within the country of Peru.

Financial information regarding the breakdown of revenues by type of product is as follows:

	December 31,
	2012	2011	2010
	$’000	$’000	$’000

Passenger transport	59,951	51,227	34,509
Freight and cargo transport	21,059	19,265	17,514
Other	3,574	2,426	1,195

Revenue	84,585	72,918	53,218

Sociedad Minera Cerro Verde S.A. is a major customer to the Company, and in the year ended December 31, 2012 represented 15% (2011-17%; 2010-18% ) of total revenue included within freight and cargo transport.

11.                      Commitments and contingencies

There were no outstanding contracts to purchase fixed assets at December 31, 2012 (2011-$5,171,000).

12.                         Supplemental cash flow information

	Year ended December 31,
	2012	2011	2010
	$’000	$’000	$’000

Cash paid for:

Interest	378	367	306

Income taxes	4,654	964	2,048

Supplemental disclosure of non-cash investing and financing activities:

During the year ended December 31, 2012, the Company entered into capital lease obligations totaling $5,875,292 to acquire trucks and locomotives, which are considered a non-cash investing and financing activity. See Note 6(b).

13.                         Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2012 was $407,000 (2011-$476,825).

Accounts receivable from Ferrocarril Transandino S.A. for working capital requirements at December 31, 2012 were $8,550,250 (2011-$8,133,096). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino S.A.

The amount due to Ferrocarril Transandino S.A. at December 31, 2012 was $244,177 (2011-$51,580) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans.  These accounts accrue no interest. In 2012, the Company received services from Ferrocarril Transandino S.A. in the amount of $19,481,412 (2011-$18,980,248; 2010-$15,076,132), including the value added tax of 18% (2011 and 2010-18%).

The Company has guaranteed $15,783,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2012 (2011-$18,127,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal to or greater than $1,000,000. See Notes 1(a) and 6(a).

The amount due to Orient-Express Peru S.A. at December 31, 2012 was $64,978 (2011-$1,903,796) relating to expense reimbursements.

The amount due to Orient-Express Peru Services S.A. at December 31, 2012 was $2,045,122 (2011-$Nil) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Peru OEH S.A. at December 31, 2012 was $483,164 relating to on-board catering services (2011-$296,358 relating to on-board catering services and temporary working capital facilities), which accrues no interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2013

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

10.1		Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended*
10.2		Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended*
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 001-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5		Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended*
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8		Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012*
10.9		Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012*
10.10		Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012*
10.11		Form of Severance Agreement between Orient-Express Hotels Ltd. and certain of its officers, as amended*
10.12		Form of Indemnification Agreement between Orient-Express Hotels Ltd. and its non-executive directors and certain of its officers*
11		Statement of computation of per share earnings*
12		Statement of computation of ratios*
14	Exhibit 14 to April 29, 2013 Form 8-K current report (File No. 001-16017)	Code of Conduct of Orient-Express Hotels Ltd.
________________________________

* Previously Filed

Exhibit No.	Incorporated by Reference to	Description

18		Letter from Deloitte LLP regarding change in accounting principles*
21		Subsidiaries of Orient-Express Hotels Ltd.*
23.1
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-165092 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142*

23.2
Consent of Pazos, López de Romaña, Rodriguez S.C. relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to 2011 Form 10-K Annual Report (File No. 001-16017)	Corporate Governance Guidelines of Orient-Express Hotels Ltd.
99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 001-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file*

____________________________

* Previously Filed