Form 10-Q
period 2013-06-30
ORIENT EXPRESS HOTELS LTD
filed 2013-08-01
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2013

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

 As of July 29, 2013, 103,297,922 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2013	December 31, 2012
	$’000	$’000
Assets
Cash and cash equivalents	113,620	93,382
Restricted cash	5,781	21,080
Accounts receivable, net of allowances of $493 and $472	42,972	36,533
Due from unconsolidated companies	16,333	15,200
Prepaid expenses and other	28,793	21,244
Inventories	45,225	44,555
Assets of discontinued operations held for sale	2,925	22,078
Real estate assets	1,898	1,924
Total current assets	257,547	255,996

Property, plant and equipment, net of accumulated depreciation of $313,153 and $300,899	1,125,464	1,171,603
Property, plant and equipment of consolidated variable interest entities	185,078	183,793
Investments in unconsolidated companies	59,040	58,924
Goodwill	158,303	161,278
Other intangible assets	18,184	18,608
Other assets	56,248	41,825
Total assets	1,859,864	1,892,027

Liabilities and Equity
Working capital loans	—	—
Accounts payable	26,662	25,182
Accrued liabilities	82,357	77,519
Deferred revenue	40,557	30,519
Liabilities of discontinued operations held for sale	1,413	2,174
Current portion of long-term debt and obligations under capital leases	93,370	90,115
Current portion of long-term debt of consolidated variable interest entities	1,795	1,795
Total current liabilities	246,154	227,304

Long-term debt and obligations under capital leases	438,123	431,445
Long-term debt of consolidated variable interest entities	95,254	96,150
Liability for pension benefit	7,717	8,275
Other liabilities	19,253	21,511
Deferred income taxes	102,787	104,112
Deferred income taxes of consolidated variable interest entities	59,952	60,326
Liability for uncertain tax positions	1,789	4,581
Total liabilities	971,029	953,704

Commitments and contingencies (Note 16)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,174,362 (2012 — 102,897,311)	1,032	1,029
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2012 — 18,044,478)	181	181

Additional paid-in capital	986,021	982,106
Retained earnings	9,450	39,202
Accumulated other comprehensive loss	(110,124)	(86,381)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	886,379	935,956
Non-controlling interests	2,456	2,367
Total equity	888,835	938,323

Total liabilities and equity	1,859,864	1,892,027

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Six months ended
				Restated (1)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$’000	$’000	$’000	$’000

Revenue	171,850	160,489	275,920	261,036

Expenses:
Cost of services	76,948	70,678	125,592	118,214
Selling, general and administrative	57,776	54,046	112,399	104,200
Depreciation and amortization	12,271	10,514	23,812	21,035
Impairment of property, plant and equipment	—	—	35,680	—

Total operating costs and expenses	146,995	135,238	297,483	243,449

Earnings/(losses) from operations	24,855	25,251	(21,563)	17,587

Interest income	284	309	522	641
Interest expense	(8,342)	(6,711)	(15,596)	(14,259)
Foreign currency, net	932	(1,525)	3,008	(598)

Net finance costs	(7,126)	(7,927)	(12,066)	(14,216)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	17,729	17,324	(33,629)	3,371

(Provision)/benefit for income taxes	(3,742)	(6,478)	2,132	(6,726)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	13,987	10,846	(31,497)	(3,355)

Earnings from unconsolidated companies, net of tax (benefit)/provision of $(794), $1,001, $(1,024) and $987	3,260	2,335	2,633	2,303

Earnings/(losses) from continuing operations	17,247	13,181	(28,864)	(1,052)

Net earnings/(losses) from discontinued operations, net of tax (benefit)/provision of $Nil, $Nil, $(422) and $683	90	(1,503)	(805)	(1,057)

Net earnings/(losses)	17,337	11,678	(29,669)	(2,109)

Net losses/(earnings) attributable to non-controlling interests	126	96	(83)	(175)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	17,463	11,774	(29,752)	(2,284)

(1) Certain statement of operations balances in the six months ended June 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$	$	$	$

Basic earnings per share:
Net earnings/(losses) from continuing operations	0.17	0.13	(0.28)	(0.01)
Net earnings/(losses) from discontinued operations	—	(0.01)	(0.01)	(0.01)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	0.17	0.11	(0.29)	(0.02)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	0.16	0.13	(0.28)	(0.01)
Net earnings/(losses) from discontinued operations	—	(0.01)	(0.01)	(0.01)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	0.17	0.11	(0.29)	(0.02)

Dividends per share	—	—	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$’000	$’000	$’000	$’000

Net earnings/(losses)	17,337	11,678	(29,669)	(2,109)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $(371), $Nil, $(257) and $Nil	(9,224)	(42,060)	(25,662)	(22,417)
Change in fair value of derivatives, net of tax provision/(benefit) of $319, $(326), $633 and $(413)	830	(576)	2,041	(1,096)
Change in pension liability, net of tax provision/(benefit) of $1, $Nil, $(52) and $Nil	18	(192)	(116)	(370)
Total other comprehensive losses, net of tax	(8,376)	(42,828)	(23,737)	(23,883)

Total comprehensive income/(loss)	8,961	(31,150)	(53,406)	(25,992)

Comprehensive (income)/loss attributable to non-controlling interests	126	92	(89)	(177)

Comprehensive income/(loss) attributable to Orient-Express Hotels Ltd.	9,087	(31,058)	(53,495)	(26,169)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Six months ended
		Restated (1)
	June 30, 2013	June 30, 2012
	$'000	$'000

Cash flows from operating activities:
Net losses	(29,669)	(2,109)
Less: Net losses from discontinued operations, net of tax	(805)	(1,057)

Net losses from continuing operations	(28,864)	(1,052)
Adjustments to reconcile net (losses)/earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	23,812	21,035
Amortization of finance costs	3,517	2,571
Impairment of property, plant and equipment	35,680	—
Undistributed earnings of unconsolidated companies	(1,609)	(3,290)
Tax on earnings of unconsolidated companies	(1,024)	987
Share-based compensation	3,886	3,509
Change in deferred income tax	(8,238)	(2,567)
Change in provisions for uncertain tax positions	(3,140)	(16)
Dividends from equity method investees	1,302	1,822
Proceeds from insurance settlements	—	320
Effect of exchange rates on net losses	(6,356)	(5,467)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,191)	(6,625)
Due from unconsolidated companies	(260)	(4,801)
Prepaid expense and other	(2,674)	(1,437)
Inventories	(1,793)	(567)
Escrow, prepaid customer deposits and security for package travel	2,518	(1,439)
Accounts payable	1,541	(859)
Accrued liabilities	9,652	8,549
Deferred revenue	11,099	8,824
Other, net	208	534

Net cash provided by operating activities from continuing operations	32,066	20,031
Net cash (used in)/provided by operating activities from discontinued operations	(1,403)	932

Net cash provided by operating activities	30,663	20,963

(1) Certain cash flow balances in the six months ended June 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Six months ended
		Restated (1)
	June 30, 2013	June 30, 2012
	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(38,402)	(44,508)
Investments in unconsolidated companies	(4,804)	(3,729)
Increase in restricted cash	(148)	—
Release of restricted cash	117	39
Proceeds from insurance settlements	234	—

Net cash used in investing activities from continuing operations	(43,003)	(48,198)
Net cash provided by investing activities from discontinued operations	18,989	23,302

Net cash used in investing activities	(24,014)	(24,896)

Cash flows from financing activities:
Proceeds from working capital loans	—	501
Share options exercised	3	2
Issuance of long-term debt	36,169	23,703
Debt issuance costs	(832)	(1,463)
Principal payments under long-term debt	(20,870)	(36,601)

Net cash provided by/(used in) financing activities from continuing operations	14,470	(13,858)
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by/(used in) financing activities	14,470	(13,858)

Effect of exchange rate changes on cash and cash equivalents	(881)	(751)

Net increase/(decrease) in cash and cash equivalents	20,238	(18,542)

Cash and cash equivalents at beginning of year	93,382	90,104

Cash and cash equivalents at end of year	113,620	71,562

(1) Certain cash flow balances in the six months ended June 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Share based compensation	—	—	—	3,537	—	—	—	—	3,537
Share options exercised	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net losses on common shares	—	—	—	—	(2,284)	—	—	175	(2,109)
Other comprehensive loss	—	—	—	—	—	(23,885)	—	2	(23,883)

Balance, June 30, 2012	—	1,028	181	978,867	43,979	(96,174)	(181)	2,372	930,072

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share based compensation	—	—	—	3,915	—	—	—	—	3,915
Share options exercised	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses on common shares	—	—	—	—	(29,752)	—	—	83	(29,669)
Other comprehensive loss	—	—	—	—	—	(23,743)	—	6	(23,737)

Balance, June 30, 2013	—	1,032	181	986,021	9,450	(110,124)	(181)	2,456	888,835

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its subsidiaries are referred to collectively as “OEH”.

At June 30, 2013, OEH owned, invested in or managed 35 deluxe hotels and resorts located in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

•
During the fourth quarter of 2012, an additional gain of $1,613,000 related to the sale of Keswick Hall was identified that should have been recorded in the first quarter of 2012. Discontinued operations for the six months ended June 30, 2012 have been restated to include this gain.

•
Certain expenses that were previously recorded within costs of sales were reclassified into selling, general and administrative expenses to correct for an error in classification. The balances reclassified were $1,174,000 and $2,395,000 for the three and six months ended June 30, 2012, respectively.

During 2012, management determined that certain amounts previously reported in the interim statements of condensed consolidated cash flows for the six months ended June 30, 2012 should be reclassified, which had the following effects:

•
Debt issuance costs, which were previously included in cash flows from operating activities, are separately stated as a cash flow from financing activities for all periods. The effect in the six months ended June 30, 2012 was a decrease in cash flows from financing activities of $1,463,000, with a corresponding increase to cash flows from operating activities.

•
Debt repaid by a third party when a business is sold was previously considered a non-cash transaction. This $10,000,000 has been included as net cash provided by investing activities from discontinued operations and net cash used in financing activities from continuing operations for the six months ended June 30, 2012.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for codified changes made to the ASC, as described below.

 Accounting pronouncements adopted during the period

In April 2013, the FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this guidance, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company has early adopted this guidance. This guidance does not have an effect on the Company's consolidated financial position, results of operations and cash flows as it expects to continue as a going concern.

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

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on OEH’s interim consolidated financial position, results of operations and cash flows and is not expected to have a material effect on the consolidated financial position, results of operations and cash flows for the year ended December 31, 2013.

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

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint-and-several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liability existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

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

A reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Numerator ($'000):
Net earnings/(losses) from continuing operations	17,247	13,181	(28,864)	(1,052)
Net earnings/(losses) from discontinued operations	90	(1,503)	(805)	(1,057)
Net losses/(earnings) attributable to non-controlling interests	126	96	(83)	(175)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	17,463	11,774	(29,752)	(2,284)

Denominator (shares '000):
Basic weighted average shares outstanding	103,063	102,890	103,037	102,803
Effect of dilution	2,249	973	—	—

Diluted weighted average shares outstanding	105,312	103,863	103,037	102,803

	$	$	$	$
Basic earnings per share:
Net earnings/(losses) from continuing operations	0.167	0.128	(0.280)	(0.010)
Net earnings/(losses) from discontinued operations	0.001	(0.015)	(0.008)	(0.010)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	(0.001)	(0.002)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	0.169	0.114	(0.289)	(0.022)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	0.164	0.127	(0.280)	(0.010)
Net earnings/(losses) from discontinued operations	0.001	(0.014)	(0.008)	(0.010)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	(0.001)	(0.002)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	0.166	0.114	(0.289)	(0.022)

For the six months ended June 30, 2013 and 2012, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in those periods and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Share options	231,150	1,593,622	3,276,600	2,956,559
Share-based awards	—	2,116	1,601,463	755,374

Total	231,150	1,595,738	4,878,063	3,711,933

The number of share options and share-based awards unexercised at June 30, 2013 was 4,878,063 (June 30, 2012 - 4,039,349).

3.    Assets held for sale and discontinued operations

At June 30, 2013, no properties were classified as held for sale, although there are three condominiums relating to Porto Cupecoy which were excluded from the disposal of the Porto Cupecoy development as they were already under separate sales contracts at the time. During the six months ended June 30, 2013, Porto Cupecoy, Sint Maarten was sold. For the three and six months ended June 30, 2013, the results of operations of Porto Cupecoy have been presented as discontinued operations.

During the six months ended June 30, 2012, Bora Bora Lagoon Resort, French Polynesia and Keswick Hall, Charlottesville, Virginia were sold. For the three and six months ended June 30, 2012 the results of operations of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, and Keswick Hall have been presented as discontinued operations.

(a)    Properties sold: Porto Cupecoy, Bora Bora Lagoon Resort and Keswick Hall

On January 31, 2013, OEH completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of OEH’s real estate segment. The disposal resulted in a gain of $439,000, which is reported within earnings/(losses) from discontinued operations, net of tax.

On June 1, 2012, OEH completed the sale of the shares of Bora Bora Lagoon Resort in French Polynesia for cash consideration of $3,000,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $662,000 (including a $13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within earnings/(losses) from discontinued operations, net of tax.

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

The following is a summary of net assets sold and the gain recorded on sale for Porto Cupecoy, Bora Bora Lagoon Resort and Keswick Hall:

	Porto Cupecoy	Bora Bora Lagoon Resort	Keswick Hall
	January 31, 2013	June 1, 2012	January 23, 2012
	$'000	$'000	$'000

Property, plant & equipment, net	38	15,827	18,590
Real estate assets	18,512	—	—
Net working capital (deficit)/surplus	—	(720)	401
Other assets/(liabilities)	—	—	(1,891)
Deferred income taxes	—	—	—
Net assets	18,550	15,107	17,100
Transfer of foreign currency translation loss/(gain)	—	(13,074)	—
	18,550	2,033	17,100
Consideration:
Cash	19,000	3,000	12,000
Reduction in debt facility on sale of hotel	—	—	10,000
Less: Working capital adjustment	(11)	—	(430)
Less: Costs to sell	—	(305)	(513)
	18,989	2,695	21,057

Gain/(loss) on sale	439	662	3,957

The gain on sale of Bora Bora Lagoon Resort includes selling costs of $18,000 recorded in the three months ended September 30, 2012 and selling costs of $28,000 recorded in the three months ended December 31, 2012.

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

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30, 2013
	Porto Cupecoy	Total
	$'000	$'000

Revenue	8	8

Earnings before tax, gain on sale and impairment	90	90
Impairment	—	—
Gain on sale	—	—

Earnings before tax	90	90
Tax (provision)/benefit	—	—

Net earnings from discontinued operations	90	90

	Three months ended June 30, 2012
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	1,219	2,311	3,707	—	—	7,237

Losses before tax, gain on sale and impairment	(1,509)	(102)	(417)	(76)	(99)	(2,203)
Impairment	—	—	—	—	—	—
Gain on sale	—	—	—	708	(8)	700

(Losses)/earnings before tax	(1,509)	(102)	(417)	632	(107)	(1,503)
Tax (provision)/benefit	—	—	—	—	—	—

Net (losses)/earnings from discontinued operations	(1,509)	(102)	(417)	632	(107)	(1,503)

	Six months ended June 30, 2013
	Porto Cupecoy	The Westcliff	Total
	$'000	$'000	$'000

Revenue	843	—	843

Earnings/(losses) before tax, gain on sale and impairment	(1,589)	—	(1,589)
Impairment	(77)	—	(77)
Gain on sale	439	—	439

Losses before tax	(1,227)	—	(1,227)
Tax (provision)/benefit	—	422	422

Net (losses)/earnings from discontinued operations	(1,227)	422	(805)

	Six months ended June 30, 2012
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	3,033	4,525	7,984	—	427	15,969

Losses before tax, gain on sale and impairment	(3,038)	(219)	(628)	(138)	(1,016)	(5,039)
Impairment	—	—	—	—	—	—
Gain on sale	—	—	—	708	3,957	4,665

(Losses)/earnings before tax	(3,038)	(219)	(628)	570	2,941	(374)
Tax (provision)/benefit	—	—	—	—	(683)	(683)

Net (losses)/earnings from discontinued operations	(3,038)	(219)	(628)	570	2,258	(1,057)

(c)    Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	June 30, 2013	December 31, 2012
	Porto Cupecoy	Porto Cupecoy
	$’000	$’000

Current assets	—	—
Real estate assets	2,925	22,040
Property, plant and equipment, net	—	38

Total assets held for sale	2,925	22,078

Current liabilities	(1,413)	(2,174)

Total liabilities held for sale	(1,413)	(2,174)

Assets of Porto Cupecoy at June 30, 2013 comprise condominiums which were excluded from the disposal of the Porto Cupecoy development as they were already under separate sales contracts at the time.

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

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012
	$’000	$’000

Current assets	15,611	18,511
Property, plant and equipment	185,078	183,793
Goodwill	40,395	40,395
Other assets	1,814	2,114

Total assets	242,898	244,813

Current liabilities	6,920	6,382
Third-party debt, including $1,795 and $1,795 current portion	97,049	97,945
Long-term accrued interest on subordinated debt	15,040	14,740
Deferred income taxes	59,952	60,326

Total liabilities	178,961	179,393

Net assets (before amounts payable to OEH of $86,662 and $90,807)	63,937	65,420

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including OEH. The hotel’s separate assets are not available to pay the debts of OEH and the hotel’s separate liabilities do not constitute obligations of OEH.  This non-recourse obligation is presented separately on the condensed consolidated balance sheets of OEH.

(b)    VIEs of which OEH is not the primary beneficiary

OEH holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. OEH concluded that the Peru rail joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture’s board of directors, which has equal representation from both joint venture partners. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) from unconsolidated companies in the statements of condensed consolidated operations.

The carrying amounts and maximum exposures to loss as a result of OEH’s involvement with its Peru rail joint venture are as follows:

	Carrying Amounts		Maximum Exposure
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	$’000	$’000	$’000	$’000

Investment	33,939	32,973	33,939	32,973
Due from unconsolidated company	6,272	4,803	6,272	4,803
Guarantees	—	—	6,757	7,558
Contingent guarantees	—	—	16,204	17,149

Total	40,211	37,776	63,172	62,483

The maximum exposure to loss for the Peru rail joint venture exceeds the carrying amount due to guarantees, discussed below, which are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at June 30, 2013, OEH does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $6,757,000 and contingently guaranteed $9,228,000 of the debt obligations of the rail joint venture in Peru through 2016. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,976,000, through May 2014.

Long-term debt obligations of the rail joint venture in Peru at June 30, 2013 totaling $6,757,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on OEH’s financial flexibility.

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

Also included in investments in unconsolidated companies is the Buzios land joint venture which is 50% owned and accounted for using the cost method. In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land and to purchase the remaining 50% of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of a State Environmental Park which is being created in the area. The compulsory purchase of the land will therefore be carried out by the State of Rio de Janeiro. OEH is currently in negotiation to recover its investment in the project based on the State’s decision to purchase the land.

Summarized financial data for OEH’s unconsolidated companies are as follows:

	June 30, 2013	December 31, 2012
	$’000	$’000

Current assets	64,288	75,339

Property, plant and equipment, net	351,497	354,640
Other assets	3,921	3,806
Non-current assets	355,418	358,446

Total assets	419,706	433,785

Current liabilities	150,346	165,413

Long-term debt	41,356	45,985
Other liabilities	120,826	115,763
Non-current liabilities	162,182	161,748

Total shareholders’ equity	107,178	106,624

Total liabilities and shareholders’ equity	419,706	433,785

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$’000	$’000	$’000	$’000

Revenue	44,447	41,518	79,607	73,863

Gross profit[1]	25,579	20,078	44,841	39,340

Net earnings[2]	6,490	4,266	5,496	4,679
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

OEH’s investments in and loans and advances to unconsolidated companies amounted to $59,040,000 at June 30, 2013 (December 31, 2012 - $58,924,000). OEH’s earnings from unconsolidated companies, net of tax, for the three and six months ended June 30, 2013 were $3,260,000 (June 30, 2012 - $2,335,000) and $2,633,000 (June 30, 2012 - $2,303,000), respectively.

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at June 30, 2013, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2018, $18,100,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $2,029,000 of its debt obligations. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At June 30, 2013, long-term debt obligations totaling $78,643,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing, although this non-compliance is not expected to have a material impact on OEH’s financial flexibility.  OEH and its joint venture partner have each guaranteed $9,749,000 of the debt obligations, and $594,000 of a working capital loan facility.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2013	December 31, 2012
	$’000	$’000

Land and buildings	1,001,451	1,054,171
Machinery and equipment	199,143	193,941
Fixtures, fittings and office equipment	219,594	206,135
River cruise ship and canal boats	18,429	18,255

	1,438,617	1,472,502
Less: Accumulated depreciation	(313,153)	(300,899)

Total property, plant and equipment, net	1,125,464	1,171,603

The major classes of assets under capital leases included above are as follows:

	June 30, 2013	December 31, 2012
	$’000	$’000

Freehold and leased land and buildings	—	—
Machinery and equipment	875	918
Fixtures, fittings and office equipment	102	103

	977	1,021
Less: Accumulated depreciation	(845)	(829)

Total assets under capital leases	132	192

The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2013 was $12,152,000 (June 30, 2012 - $10,394,000) and $23,584,000 (June 30, 2012 - $20,791,000).

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $185,078,000 at June 30, 2013 (December 31, 2012 - $183,793,000) is separately disclosed on the condensed consolidated balance sheets. See Note 4.

During the three months ended March 31, 2013, OEH performed a strategic review of its assets and identified a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of La Samanna, St. Martin, French West Indies. The carrying value was written down to the hotel’s fair value. There were no impairments in the three months ended June 30, 2013 and the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, OEH capitalized interest in the amount of $Nil (June 30, 2012 - $997,000) and $1,088,000 (June 30, 2012 - $1,902,000), respectively. All amounts capitalized were recorded in property, plant and equipment.

7.    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	Hotels & Restaurants	Trains & Cruises	Total
	$'000	$'000	$'000

Balance at January 1, 2013	153,287	7,991	161,278
Impairment	—	—	—
Foreign currency translation adjustment	(2,791)	(184)	(2,975)

Balance at June 30, 2013	150,496	7,807	158,303

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

There were no triggering events in the six months ended June 30, 2013 that would have required OEH to reassess the carrying value of goodwill.

8.    Other intangible assets

Other intangible assets consist of the following as of June 30, 2013:

	Favorable Lease Assets	Internet Sites	Trade Names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2013	12,971	1,692	7,100	21,763
Foreign currency translation adjustment	(173)	(114)	—	(287)

Balance at June 30, 2013	12,798	1,578	7,100	21,476

Accumulated amortization:
Balance at January 1, 2013	2,248	907		3,155
Charge for the period	164	64		228
Foreign currency translation adjustment	(30)	(61)		(91)

Balance at June 30, 2013	2,382	910		3,292

Net book value:
At June 30, 2013	10,416	668	7,100	18,184

At December 31, 2012	10,723	785	7,100	18,608

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Total amortization expense for the three and six months ended June 30, 2013 was $119,000 (June 30, 2012 - $120,000) and $228,000 (June 30, 2012 - $244,000), respectively.  Estimated total amortization expense for the remainder of the year ending December 31, 2013 is $228,000 and for each of the years ending December 31, 2014 to December 31, 2018 is $456,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	June 30, 2013	December 31, 2012
	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to 20 years, with a weighted average interest rate of 4.18% and 4.14%, respectively	531,453	521,494
Obligations under capital lease	40	66

Total long-term debt and obligations under capital lease	531,493	521,560

Less: Current portion	93,370	90,115

Non-current portion of long-term debt and obligations under capital lease	438,123	431,445

For the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. At June 30, 2013, OEH had borrowed $37,919,000 (December 31, 2012 - $25,749,000) under this facility.  The loan has a maturity of three years, with two one year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

At June 30, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $1,111,000 outstanding on this loan has been classified as a current portion of debt and OEH expects to rectify this non-compliance in the second half of 2013.

Most of OEH’s loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower, with the loan guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and restrict mergers and asset sales, and include financial covenants. Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA tests.  Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on the performance of OEH on a consolidated basis. The covenants include a quarterly interest coverage test, minimum cash requirement test and a quarterly net worth test.

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25,000,000. At June 30, 2013, no cross-default provision in a loan facility had been triggered.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2013:

$’000

Remainder of 2013	58,214
2014	186,029
2015	223,741
2016	10,538
2017	23,552
2018	9,554
2019 and thereafter	19,865

Total long term debt and obligations under capital lease	531,493

The Company has guaranteed $358,583,000 of the long-term debt of its subsidiary companies as at June 30, 2013 (December 31, 2012 - $341,078,000).

The fair value of the debt excluding obligations under capital leases at June 30, 2013 has been estimated in the amount of $546,174,000 (December 31, 2012 - $533,783,000).

Deferred financing costs related to the above outstanding long-term debt were $10,881,000 at June 30, 2013 (December 31, 2012 - $13,694,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The debt of Charleston Center LLC, a consolidated VIE, of $97,049,000 at June 30, 2013 (December 31, 2012 - $97,945,000) is non-recourse to OEH and separately disclosed on the condensed consolidated balance sheets.  The debt was entered into in October 2010 and has a maturity of three years, with two one year extensions and the interest rate is at LIBOR plus a margin of 3.50% per annum. See Note 4.

(b)                              Working capital loans

OEH had approximately $4,255,000 of working capital loans at June 30, 2013 (December 31, 2012 - $4,473,000) repayable within one year issued by various financial institutions and having various expiration dates, of which $4,255,000 was undrawn (December 31, 2012 - $4,473,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2013	December 31, 2012
	$’000	$’000

Interest rate swaps (see Note 18)	2,563	5,021
Long-term accrued interest on subordinated debt at Charleston Place Hotel	15,040	14,740
Cash-settled stock appreciation rights plan	67	96
Deferred lease incentive	414	468
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea	1,169	1,186

Total other liabilities	19,253	21,511

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	294	288	591	574
Expected return on assets	(227)	(211)	(456)	(421)
Net amortization and deferrals	228	224	458	447

Net periodic benefit cost	295	301	593	600

During the three and six months ended June 30, 2013, $497,000 (June 30, 2012 - $492,000) and $999,000 (June 30, 2012 - $972,000), respectively, of contributions were made to OEH’s U.K. defined benefit pension plan. OEH anticipates contributing an additional $1,169,000 to fund the plan in 2013 for a total of $2,168,000.

12.    Income taxes

For interim reporting purposes, OEH calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. OEH has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. In the three and six months ended June 30, 2013, the income tax provision was $3,742,000 (June 30, 2012 - tax provision of $6,478,000) and tax benefit was $2,132,000 (June 30, 2012 - tax provision of $6,726,000), respectively.

The provision for income taxes in the three and six months ended June 30, 2013 was lower than the comparable periods ended June 30, 2012 due primarily to a release in uncertain tax provisions of $3,924,000 in the first quarter of 2013 following conclusion of inquiries by the tax authorities, favorable currency fluctuations in the second quarter of 2013 and favorable changes in profits mix.

13.    Supplemental cash flow information

	Six months ended
	June 30, 2013	June 30, 2012
	$’000	$’000

Cash paid during the period for:

Interest	12,755	13,199

Income taxes, net of refunds	8,824	12,530

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were an increase of $630,000 and an increase of $1,004,000, for the six months ended June 30, 2013 and 2012, respectively.

14.    Restricted cash

The major balances in restricted cash are as follows:

	June 30, 2013	December 31, 2012
	$’000	$’000

Cash deposits required to be held with lending banks for the duration of the debt to support OEH’s payment of interest and principal	15,961	16,013
Escrow deposits from purchasers of units at Porto Cupecoy which will be released to OEH as sales close	603	4,079
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	1,680	788
Security required under the European Union Package Travel Directive	197	200

Total restricted cash	18,441	21,080

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheet at June 30, 2013 was $12,660,000.

15.    Share-based compensation plans

At June 30, 2013, OEH had four share-based compensation plans.  The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and six months ended June 30, 2013 was $2,336,000 (June 30, 2012 - $1,572,000) and $3,886,000 (June 30, 2012 - $3,582,000), respectively. The total compensation cost related to unexercised options and unvested share awards at June 30, 2013 to be recognized over the period July 1, 2013 to June 30, 2016, was $15,654,000 and the weighted average period over which it is expected to be recognized is 30 months. Measured from the grant date, substantially all awards of deferred shares, restricted shares and stock appreciation rights have a maximum term of three years, and substantially all awards of share options have a maximum term of 10 years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the six months ended June 30, 2013.

(a)          2007 stock appreciation rights plan

Previously awarded cash-settled stock appreciation rights awarded under the Company’s 2007 stock appreciation rights plan have been recorded as other liabilities with a fair value of $67,000 at June 30, 2013 (December 31, 2012 - $96,000). See Note 10.

(b)          2009 share award and incentive plan

During the six months ended June 30, 2013, the following awards were made under the 2009 share award and incentive plan on the following dates.

Estimates of the fair value of share options and the fair value of deferred shares and restricted shares without performance criteria on the grant date were made using the Black-Scholes option pricing model, and estimates of the fair value of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model, based on the assumptions shown.

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

February 21, 2013:

•	share options on 31,700 class A common shares vesting on March 9, 2015 at an exercise price of $9.95 per share,

•	deferred shares without performance criteria covering 6,600 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share, and

•	deferred shares with performance criteria and market conditions on up to 24,600 class A common shares vesting on March 9, 2015 at a purchase price of $0.01 per share.

	Share options	Deferred shares without performance criteria	Deferred shares with performance criteria
Expected share price volatility	60%	51%	52%
Risk-free interest rate	1.30%	0.26%	0.26%
Expected dividends per share	$—	$—	$—
Expected life of awards	8 years	2 years	2 years

March 15, 2013:

•	deferred shares without performance criteria covering 114,000 class A common shares vesting on March 15, 2016 at a purchase price of $0.01 per share, and

•	deferred shares with performance criteria and market conditions on up to 290,400 class A common shares vesting on March 15, 2016 at a purchase price of $0.01 per share.

	Deferred shares without performance criteria	Deferred shares with performance criteria
Expected share price volatility	51%	52%
Risk-free interest rate	0.38%	0.39%
Expected dividends per share	$—	$—
Expected life of awards	3 years	3 years

April 22, 2013:

•	deferred shares without performance criteria covering 29,370 class A common shares vesting on July 22, 2013 at a purchase price of $0.01 per share.

Deferred shares without performance criteria
Expected share price volatility	51%
Risk-free interest rate	0.06%
Expected dividends per share	$—
Expected life of awards	3 months

June 10, 2013:

•	share options on 289,000 class A common shares vesting on June 10, 2016 at an exercise price of $11.74 per share, and

•	deferred shares without performance criteria covering 34,400 class A common shares vesting on June 10, 2016 at a purchase price of $0.01 per share.

	Share Options	Deferred shares without performance criteria
Expected share price volatility	60%	50%
Risk-free interest rate	1.74%	0.57%
Expected dividends per share	$—	$—
Expected life of awards	8 years	3 years

June 28, 2013:

•	deferred shares without performance criteria covering 33,200 class A common shares vesting on June 28, 2016 at a purchase price of $0.01 per share,

•	restricted shares without performance criteria covering 33,200 class A common shares vesting on June 28, 2016 at a purchase price of $0.01 per share, and

•
restricted shares without performance criteria covering 12,400 class A common shares vesting on the earlier of June 28, 2014 or the day before the 2014 annual general meeting of the Company at a purchase price of $0.01 per share.

	Deferred shares without performance criteria	Restricted shares without performance criteria	Restricted shares without performance criteria
Expected share price volatility	50%	50%	43%
Risk-free interest rate	0.57%	0.57%	0.13%
Expected dividends per share	$—	$—	$—
Expected life of awards	3 years	3 years	1 year

16.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $4,428,000 at June 30, 2013 (December 31, 2012 - $9,650,000).

As part of the consideration for the acquisition of Grand Hotel Timeo and Villa Sant’Andrea in January 2010, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea. At June 30, 2013, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid). See Note 10.

In the three months ended March 31, 2013, Copacabana Palace hotel was inspected by the Rio State Consumer Protection Agency and found to be in violation of certain consumer protection regulations, thereby subjecting the hotel to a potential fine for these infractions up to a maximum amount of $3,600,000. At March 31, 2013, due to the uncertainty of acceptance of the hotel's defense advancing reasons for mitigation of any fine, the Company accrued no amount for this loss contingency. On July 8, 2013, a fine in the amount of $140,000 was imposed by the agency and this amount has been accrued at June 30, 2013.

On February 5, 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns the Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000.  SCL has further appealed the judgment during the second quarter of 2013 to the Superior Court of Justice in Brasilia.  SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda.  Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date.  Management cannot estimate the range of possible loss and OEH has made no reserves in respect of this matter.  If any such claims were brought, OEH would vigorously defend its interests.

The Company and certain of its subsidiaries are parties to various legal proceedings arising in the normal course of business. These proceedings generally include matters relating to labor disputes, tax claims, personal injury cases, lease negotiations and ownership disputes. The outcome of each of these matters cannot be determined with certainty, and the liability that the relevant parties may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued for with respect to these matters. Where a reasonable estimate can be made, the additional losses or range of loss that may be incurred in excess of the amount recognized from the various legal proceedings arising in the normal course of business are disclosed separately for each claim, including a reference to where it is disclosed. However, for certain of the legal proceedings, management is unable to estimate the loss or range of loss that may result from these claims due to the highly complex nature or early stage of the legal proceedings.

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $3,732,000 at June 30, 2013, have not been recognized by OEH because of the uncertainty of collectability.

Future rental payments as at June 30, 2013 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2013	4,976
2014	9,842
2015	9,766
2016	9,582
2017	9,568
2018	8,762
2019 and thereafter	68,671

Future rental payments under operating leases	121,167

Rental expense for the three and six months ended June 30, 2013 amounted to $2,760,000 (June 30, 2012 - $2,566,000) and $5,313,000 (June 30, 2012 - $5,462,000), respectively.

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

17.    Fair value measurements

(a)     Financial instruments recorded at fair value

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

The following tables summarize the valuation of OEH’s financial instruments recorded at fair value by the fair value hierarchy at June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	10	—	10

Total assets	—	10	—	10

Liabilities at fair value:
Derivative financial instruments	—	(5,734)	—	(5,734)

Total net liabilities	—	(5,724)	—	(5,724)

	Level 1	Level 2	Level 3	Total
December 31, 2012	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	6	—	6

Total assets	—	6	—	6

Liabilities at fair value:
Derivative financial instruments	—	(8,879)	—	(8,879)

Total net liabilities	—	(8,873)	—	(8,873)

During the three and six months ended June 30, 2013, there were no transfers between levels of the fair value hierarchy.

(b)    Other financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments. The carrying amount of current assets and current liabilities as disclosed on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of those instruments.

The fair value of OEH's long-term debt, excluding interest rate swaps and caps, is determined using the contractual cash flows and credit-adjusted discount curves. The fair value of the debt is the present value of those contractual cash flows which are discounted at the current market cost of debt and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral.

The estimated carrying values, fair values, and levels of the fair value hierarchy of OEH's long-term debt as of June 30, 2013 and December 31, 2012 were as follows:

		June 30, 2013		December 31, 2012
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion, excluding obligations under capital leases	Level 3	531,453	546,174	521,494	533,783

Long-term debt, including current portion, held by consolidated variable interest entities	Level 3	97,049	97,645	97,945	99,656

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair value of OEH’s non-financial assets measured on a non-recurring basis at June 30, 2013 was as follows:

		Fair value measurements using
	Fair Value at June 30, 2013 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in the six months ended June 30, 2013 $’000
Property, plant and equipment	45,000	—	—	45,000	(35,680)

During the three months ended March 31, 2013, OEH performed a strategic review of its assets and as a consequence, property, plant and equipment at La Samanna with a carrying value of $80,680,000 was written down to the hotel’s fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000.  There were no impairments in the three months ended June 30, 2013 or the three and six months ended June 30, 2012. This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

18.    Derivatives and hedging activities

Risk management objective of using derivatives

OEH enters into derivative financial instruments with the objective to manage its exposures to future movements in interest rates on its borrowings.

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal.  During the three and six months ended June 30, 2013, interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

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

As of June 30, 2013 and December 31, 2012, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2013	December 31, 2012
	’000	’000

Interest Rate Swaps	€139,781	€142,094
Interest Rate Swaps	$70,350	$104,259

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of June 30, 2013, OEH had interest rate options with a fair value of $10,000 (December 31, 2012 - $6,000) and a notional amount of €74,906,000 and $53,200,000 (December 31, 2012 - €76,469,000 and $53,760,000) that were non-designated hedges of OEH’s exposure to interest rate risk. As of June 30, 2013, OEH had interest rate swaps with a negative fair value of $33,000 (December 31, 2012 - $Nil) and a notional amount of $1,956,000 (December 31, 2012 - $Nil) that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of June 30, 2013 and December 31, 2012:

	Liability derivatives
		Fair value as of	Fair value as of
		June 30, 2013	December 31, 2012
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Accrued liabilities	(3,152)	(3,858)
Interest Rate Swaps	Other liabilities	(2,549)	(5,021)

Total		(5,701)	(8,879)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other liabilities	10	6
Interest Rate Swaps	Accrued liabilities	(19)	—
Interest Rate Swaps	Other liabilities	(14)	—

Total		(23)	6

Offsetting

The following tables provide information for the effect of netting arrangements in the condensed consolidated balance sheets for required financial instruments at June 30, 2013 and December 31, 2012:

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral posted	Net amount
June 30, 2013	$’000	$’000	$’000	$’000	$’000	$’000
Derivative liabilities	5,734	(10)	5,724	—	—	5,724

				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral posted	Net amount
December 31, 2012	$’000	$’000	$’000	$’000	$’000	$’000
Derivatives liabilities	8,879	(6)	8,873	—	—	8,873

Other comprehensive income

Information concerning the movements in other comprehensive income for cash flow hedges of interest rate risk is shown in Note 19. At June 30, 2013, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $3,086,000. Movements in other comprehensive income/(loss) for net investment hedges, recorded through foreign currency translation adjustments for the three and six months ended June 30, 2013 were a $1,183,000 loss (June 30, 2012 - $5,140,000 gain) and a $72,000 loss (June 30, 2012 - $820,000 gain), respectively.

Derivative movements not included in other comprehensive income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$’000	$’000	$’000	$’000

Amount of gain/(loss) recognized in interest expense for the ineffective portion of derivatives	—	(23)	37	(152)

Amount of gain/(loss) recognized in interest expense for derivatives not designated as hedging instruments	(7)	(12)	(29)	(33)

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of June 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $5,734,000 (December 31, 2012 - $8,879,000). If OEH breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $5,756,000 (December 31, 2012 - $8,946,000).

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The notional values of non-derivative hedging instruments were $42,896,000 at June 30, 2013 (December 31, 2012 - $44,166,000), both being liabilities of OEH.

19.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Six months ended June 30, 2013	$’000	$’000	$’000	$’000

Balance at January 1, 2013	(67,135)	(5,976)	(13,270)	(86,381)

Other comprehensive income/(loss) before reclassifications	(25,668)	258	(116)	(25,526)

Amounts reclassified from AOCI	—	1,783	—	1,783

Net current period other comprehensive income/(loss)	(25,668)	2,041	(116)	(23,743)

Balance at June 30, 2013	(92,803)	(3,935)	(13,386)	(110,124)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	June 30, 2013	June 30, 2012
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	882	788	Interest expense

Total reclassifications for the period	882	788

	Amount reclassified from AOCI
	Six months ended
	June 30, 2013	June 30, 2012
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,783	1,999	Interest Expense

Total reclassifications for the period	1,783	1,999

20.    Segment information

OEH’s operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The chief operating decision maker is the Chief Executive Officer. OEH’s operating segments are aggregated into three reporting segments, (i) hotels and restaurants - earnings derived from hotels and restaurants which it owns, jointly owns or manages, (ii) tourist trains and cruises - earnings derived from train and cruise businesses which it owns, jointly owns or manages, and (iii) real estate - earnings derived from the development and sale of real estate which it owns. OEH’s operating segments are grouped into various geographical regions. At June 30, 2013, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, and Southeast Asia, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, two river cruise businesses operate in Myanmar (Burma) and one canal boat business operates in France, and real estate development is located in the Caribbean and Southeast Asia. Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”).

The following tables present revenues, depreciation and amortization, segment earnings, earnings from unconsolidated companies and capital expenditure for OEH’s reportable segments.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:	$’000	$’000	$’000	$’000

Owned hotels - Europe	75,190	70,850	91,237	86,638
- North America	36,068	29,995	66,772	59,060
- Rest of World	31,768	29,838	74,237	72,416
Hotel management/part ownership interests	1,634	1,611	2,770	2,678
Restaurants	4,432	3,942	8,227	7,808
Hotels and restaurants	149,092	136,236	243,243	228,600
Tourist trains and cruises	22,758	24,253	32,677	32,436
Real estate	—	—	—	—

Total revenue	171,850	160,489	275,920	261,036

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Depreciation and amortization:	$’000	$’000	$’000	$’000

Owned hotels - Europe	4,606	4,426	9,262	8,907
- North America	3,468	2,393	6,189	4,729
- Rest of World	2,581	2,255	5,158	4,551
Restaurants	198	203	378	405
Hotels and restaurants	10,853	9,277	20,987	18,592
Tourist trains and cruises	1,180	1,044	2,357	2,052

Unallocated corporate	238	193	468	391

Total depreciation and amortization	12,271	10,514	23,812	21,035

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Adjusted earnings by segment:	$’000	$’000	$’000	$’000

Owned hotels - Europe	28,135	26,807	20,178	19,203
- North America	7,557	6,895	13,675	14,086
- Rest of World	5,206	5,150	18,212	18,868
Hotel management/part ownership interests	1,792	1,636	(209)	892
Restaurants	620	484	859	823
Hotels and restaurants	43,310	40,972	52,715	53,872
Tourist trains and cruises	5,680	8,011	6,746	7,689
Real estate	—	—	—	—

Reconciliation to net earnings/(losses):
Total adjusted earnings by segment	48,990	48,983	59,461	61,561

Impairment of property, plant and equipment	—	—	(35,680)	—
Central overheads	(9,398)	(9,882)	(19,923)	(19,649)
Depreciation and amortization	(12,271)	(10,514)	(23,812)	(21,035)
Interest income	284	309	522	641
Interest expense	(8,342)	(6,711)	(15,596)	(14,259)
Foreign currency, net	932	(1,525)	3,008	(598)
Benefit/(provision) for income taxes	(3,742)	(6,478)	2,132	(6,726)
Share of benefit for/(provision from) income taxes of unconsolidated companies	794	(1,001)	1,024	(987)

Earnings/(losses) from continuing operations	17,247	13,181	(28,864)	(1,052)
Earnings/(losses) from discontinued operations	90	(1,503)	(805)	(1,057)

Net earnings/(losses)	17,337	11,678	(29,669)	(2,109)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Earnings from unconsolidated companies, net of tax:	$’000	$’000	$’000	$’000

Hotels and restaurants
Hotel management/part ownership interests	586	2,244	(1,000)	1,284
Tourist trains and cruises	2,674	91	3,633	1,019

Total earnings from unconsolidated companies, net of tax	3,260	2,335	2,633	2,303

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Capital expenditure:	$’000	$’000	$’000	$’000

Owned hotels - Europe	2,813	7,469	6,441	12,014
- North America	9,064	12,508	21,302	22,517
- Rest of World	4,344	3,670	7,318	6,549
Restaurants	83	269	119	438
Hotels and restaurants	16,304	23,916	35,180	41,518
Tourist trains and cruises	1,264	1,426	3,073	2,453

Unallocated corporate	124	94	149	537

Total capital expenditure	17,692	25,436	38,402	44,508

Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue:	$’000	$’000	$’000	$’000

Europe	97,105	94,336	117,670	115,673
North America	40,500	33,937	74,999	66,868
Rest of World	34,245	32,216	83,251	78,495

Total revenue	171,850	160,489	275,920	261,036

21.    Related party transactions

OEH manages under long-term contract the tourist train owned by Eastern and Oriental Express Ltd., in which OEH has a significant influence.  The amount due to OEH from Eastern and Oriental Express Ltd. at June 30, 2013 was $5,281,000 (December 31, 2012 - $5,005,000). In the three and six months ended June 30, 2013, OEH earned management fees of $48,000 (June 30, 2012 - $55,000) and $233,000 (June 30, 2012 - $182,000), respectively, which are recorded in revenue.

OEH manages under long-term contracts the Hotel Monasterio, Palacio Nazarenas, Machu Picchu Sanctuary Lodge and Hotel Rio Sagrado owned by its 50/50 joint venture with local Peruvian interests, as well as the 50/50 owned Peru Rail and Ferrocarril Transandino rail operations, and provides loans, guarantees and other credit accommodation to these joint ventures.  See Notes 4 and 5.  In the three and six months ended June 30, 2013, OEH earned management and guarantee fees of $2,224,000 (June 30, 2012 - $2,260,000) and $3,688,000 (June 30, 2012 - $3,734,000), respectively, which are recorded in revenue.  The amount due to OEH from its joint venture Peruvian operations at June 30, 2013 was $7,506,000 (December 31, 2012 - $6,398,000).

OEH manages under a long-term contract the Hotel Ritz in Madrid, Spain, in which OEH holds a 50% interest and which is accounted for under the equity method.  For the three and six months ended June 30, 2013, OEH earned $299,000 (June 30, 2012 - $304,000) and $498,000 (June 30, 2012 - $518,000), respectively, in management fees, which are recorded in revenue, and $154,000 (June 30, 2012 - $184,000) and $285,000 (June 30, 2012 - $340,000), respectively, in interest income.  The amount due to OEH from the Hotel Ritz at June 30, 2013 was $28,351,000 (December 31, 2012 - $24,128,000).  See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

22.    Subsequent events

On July 1, 2013, OEH signed banking agreements to refinance $17,125,000 of long-term debt maturing in 2013 (originally included in the current portion of long-term debt at June 30, 2013) and secured by the '21' Club restaurant and the Inn at Perry Cabin with a $24,000,000 loan that has a three year term with two one year extensions. As a result, at June 30, 2013, the original debt was reclassified as $2,000,000 within the current portion of long-term debt, and the remaining principal of $15,125,000 was classified within the non-current portion of long-term debt in the condensed consolidated balance sheet.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Hotels at June 30, 2013 consisted of 35 deluxe hotels, 30 of which were wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. Of the 30 owned hotels, El Encanto, Santa Barbara, California opened in March 2013 after renovation. The 30 owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 13 in the rest of the world.

The other five hotels, in which OEH has unconsolidated equity interests and which it operates under management contracts, are referred to in this discussion as “hotel management interests”.

OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

During 2012, OEH sold Keswick Hall in Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, Australia and The Westcliff in Johannesburg, South Africa. While The Westcliff was sold in December 2012, OEH continued to manage the property until June 30, 2013. None of these properties was considered a long-term fit with OEH’s portfolio and strategy. Accordingly, the results of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff have been reflected as discontinued operations for all periods presented.

OEH’s tourist trains and cruises segment includes six tourist trains — four of which are owned and operated by OEH, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment — and two river cruise ships and five canal boats.

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

Results of Operations

OEH’s operating results for the three and three and six months ended June 30, 2013 compared to the three and three and six months ended June 30, 2012, expressed as a percentage of revenue, are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	%	%	%	%

Revenue:
Owned hotels - Europe	43.8	44.1	33.1	33.2
- North America	21.0	18.7	24.2	22.6
- Rest of World	18.5	18.6	26.9	27.7
Hotel management/part ownership interests	1.0	1.0	1.0	1.0
Restaurants	2.6	2.5	3.0	3.0
Hotels and restaurants	86.8	84.9	88.2	87.6
Tourist trains and cruises	13.2	15.1	11.8	12.4
	100.0	100.0	100.0	100.0
Expenses:
Cost of services	44.8	44.0	45.5	45.3
Selling, general and administrative	33.6	33.7	40.7	39.9
Depreciation and amortization	7.1	6.6	8.6	8.1
Impairment of property, plant and equipment	—	—	12.9	—
Net finance costs	4.1	4.9	4.4	5.4
Earnings/(losses) before income taxes	10.3	10.8	(12.2)	1.3
Benefit/(provision) for income taxes	(2.2)	(4.0)	0.8	(2.6)
Earnings from unconsolidated companies	1.9	1.5	1.0	0.9
Net earnings/(losses) from continuing operations	10.0	8.2	(10.5)	(0.4)
Net earnings/(losses) from discontinued operations	0.1	(0.9)	(0.3)	(0.4)

Net earnings/(losses) as a percentage of revenue	10.1	7.3	(10.8)	(0.8)

Operating information for OEH’s owned hotels for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Average Daily Rate (in U.S. dollars)
Europe	837	772	738	691
North America	393	373	428	404
Rest of the world	383	351	396	380
Worldwide	544	507	493	467

Rooms Available
Europe	84,285	85,827	132,324	135,206
North America	70,458	63,791	134,108	127,582
Rest of the world	95,732	96,915	190,412	193,830
Worldwide	250,475	246,533	456,844	456,618

Rooms Sold
Europe	52,008	52,139	68,518	67,793
North America	51,260	45,897	92,221	86,530
Rest of the world	47,089	48,852	112,273	114,195
Worldwide	150,357	146,888	273,012	268,518

Occupancy (percentage)
Europe	62	61	52	50
North America	73	72	69	68
Rest of the world	49	50	59	59
Worldwide	60	60	60	59

RevPAR (in U.S. dollars)
Europe	517	469	382	347
North America	286	268	294	274
Rest of the world	188	177	234	224
Worldwide	326	302	294	274

			Change %
Three months ended June 30,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	517	469	10%	10%
North America	287	268	7%	7%
Rest of the world	188	177	6%	9%
Worldwide	328	302	9%	9%

			Change %
Six months ended June 30,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	382	347	10%	10%
North America	296	274	8%	8%
Rest of the world	234	224	4%	7%
Worldwide	295	274	8%	8%

The same store RevPAR data for the three and six months ended June 30, 2013 and June 30, 2012 exclude the operations of El Encanto.

Three months ended June 30, 2013 compared to three months ended June 30, 2012 and
Six months ended June 30, 2013 compared to six months ended June 30, 2012

Overview

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The net earnings attributable to Orient-Express Hotels Ltd. for the three months ended June 30, 2013 were $17.5 million ($0.17 per common share) on revenue of $171.9 million, compared with net earnings of $11.8 million ($0.11 per common share) on revenue of $160.5 million in the prior period. OEH’s increased revenue was principally driven by occupancy and ADR growth in Europe and North America and the impact of El Encanto, which opened in March 2013. The net earnings in the three months ended June 30, 2013 included earnings from discontinued operations of $0.1 million. Losses from discontinued operations were $1.5 million in the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The net loss attributable to Orient-Express Hotels Ltd. for the six months ended June 30, 2013 was $29.8 million ($0.29 per common share) on revenue of $275.9 million, compared with net loss of $2.3 million ($0.02 per common share) on revenue of $261.0 million in the prior period. OEH’s increased revenue was principally driven by occupancy and ADR growth in Europe and North America and the impact of El Encanto, which opened in March 2013. The net loss in the six months ended June 30, 2013 included a non-cash impairment charge to property, plant and equipment of $35.7 million following a strategic review of assets and losses from discontinued operations of $0.8 million. Losses from discontinued operations were $1.1 million in the six months ended June 30, 2012, and there were no impairments.

Revenue

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$ millions	$ millions	$ millions	$ millions

Owned hotels - Europe	75.2	70.9	91.2	86.6
- North America	36.1	30.0	66.8	59.1
- Rest of World	31.8	29.8	74.2	72.4
Hotel management/part ownership interests	1.6	1.6	2.8	2.7
Restaurants	4.4	3.9	8.2	7.8
Hotels and restaurants	149.1	136.2	243.2	228.6
Tourist trains and cruises	22.8	24.3	32.7	32.4
Real estate	—	—	—	—
	171.9	160.5	275.9	261.0

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Total revenue increased by $11.4 million, or 7%, from $160.5 million in the three months ended June 30, 2012 to $171.9 million in the three months ended June 30, 2013. Hotels and restaurants revenue increased by $12.9 million, or 9%, from $136.2 million in the three months ended June 30, 2012 to $149.1 million in the three months ended June 30, 2013. The increase in revenue was mainly due to occupancy and ADR growth in Europe and North America and the impact of El Encanto, which opened in March 2013. Revenue from tourist trains and cruises decreased by $1.5 million, or 6%, from $24.3 million in the three months ended June 30, 2012 to $22.8 million in the three months ended June 30, 2013, as the U.K. based trains continued to feel the effects of a sluggish U.K. economy.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Total revenue increased by $14.9 million, or 6%, from $261.0 million in the six months ended June 30, 2012 to $275.9 million in the six months ended June 30, 2013. Hotels and restaurants revenue increased by $14.6 million, or 6%, from $228.6 million in the six months ended June 30, 2012 to $243.2 million in the six months ended June 30, 2013. The increase in revenue was mainly due to occupancy and ADR growth in Europe and North America and the impact of El Encanto, which opened in March 2013. Revenue from tourist trains and cruises increased by $0.3 million, or 1%, from $32.4 million in the six months ended June 30, 2012 to $32.7 million in the six months ended June 30, 2013.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Average daily rate (in U.S. dollars)	837	772	738	691
Rooms available	84,285	85,827	132,324	135,206
Rooms sold	52,008	52,139	68,518	67,793
Occupancy (percentage)	62	61	52	50
Same store RevPAR (in U.S. dollars)	517	469	382	347

Europe - Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue increased by $4.3 million, or 6%, from $70.9 million for the three months ended June 30, 2012 to $75.2 million for the three months ended June 30, 2013, largely driven by ADR increases across the Italian portfolio. ADR increased from $772 in the three months ended June 30, 2012 to $837 in the three months ended June 30, 2013. Occupancy increased from 61% in the three months ended June 30, 2012 to 62% in the three months ended June 30, 2013. RevPAR in U.S. dollars and in local currency increased by 10% for the three months ended June 30, 2013.

Europe - Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue increased by $4.6 million, or 5%, from $86.6 million for the six months ended June 30, 2012 to $91.2 million for the six months ended June 30, 2013, largely driven by ADR increases across the Italian portfolio. ADR increased from $691 in the six months ended June 30, 2012 to $738 in the six months ended June 30, 2013. Occupancy increased from 50% in the six months ended June 30, 2012 to 52% in the six months ended June 30, 2013. RevPAR in U.S. dollars and in local currency increased by 10% for the six months ended June 30, 2013.

North America

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Average daily rate (in U.S. dollars)	393	373	428	404
Rooms available	70,458	63,791	134,108	127,582
Rooms sold	51,260	45,897	92,221	86,530
Occupancy (percentage)	73	72	69	68
Same store RevPAR (in U.S. dollars)	287	268	296	274

North America - Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue increased by $6.1 million, or 20%, from $30.0 million in the three months ended June 30, 2012 to $36.1 million in the three months ended June 30, 2013. The renovated El Encanto hotel, which opened in March 2013, contributed $4.1 million of revenue, with growth also coming from Charleston Place, where ADR and occupancy both increased from prior year. On a same store basis, RevPAR increased from $268 in the three months ended June 30, 2012 to $287 for the three months ended June 30, 2013. This translated to an increase of 7% in both local currency and U.S. dollars. North American ADR increased by 5% from $373 in the three months ended June 30, 2012 to $393 in the three months ended June 30, 2013. Occupancy increased from 72% for the three months ended June 30, 2012 to 73% for the three months ended June 30, 2013.

North America - Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue increased by $7.7 million, or 13%, from $59.1 million in the six months ended June 30, 2012 to $66.8 million in the six months ended June 30, 2013. The refurbished El Encanto hotel, which opened in March 2013, contributed $4.4 million of revenue, with growth also coming from Charleston Place, where ADR and occupancy both increased from prior year. On a same store basis, RevPAR increased from $274 in the six months ended June 30, 2012 to $296 for the six months ended June 30, 2013. This translated to an increase of 8% in both local currency and U.S. dollars. North American ADR increased by 6% from $404 in the six months ended June 30, 2012 to $428 in the six months ended June 30, 2013. Occupancy increased from 68% for the six months ended June 30, 2012 to 69% for the six months ended June 30, 2013.

Rest of the World

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Average daily rate (in U.S. dollars)	383	351	396	380
Rooms available	95,732	96,915	190,412	193,830
Rooms sold	47,089	48,852	112,273	114,195
Occupancy (percentage)	49	50	59	59
Same store RevPAR (in U.S. dollars)	188	177	234	224

Total Rest of the World - Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue increased by $2.0 million, from $29.8 million in the three months ended June 30, 2012 to $31.8 million in the three months ended June 30, 2013. Exchange rate movements caused a decrease in revenue of $0.6 million. The ADR for the Rest of the World region increased from $351 in the three months ended June 30, 2012 to $383 for the three months ended June 30, 2013. Occupancy decreased from 50% for the three months ended June 30, 2012 to 49% for the three months ended June 30, 2013. RevPAR increased by 6% in U.S. dollars from $177 in the three months ended June 30, 2012 to $188 for the three months ended June 30, 2013, and increased by 9% when measured in local currency.

Total Rest of the World - Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue increased by $1.8 million, from $72.4 million in the six months ended June 30, 2012 to $74.2 million in the six months ended June 30, 2013. Exchange rate movements caused a decrease in revenue of $1.5 million. The ADR for the Rest of the World region increased from $380 in the six months ended June 30, 2012 to $396 for the six months ended June 30, 2013. Occupancy was flat at 59% for the three months ended June 30, 2013 and the three months ended June 30, 2012. RevPAR increased by 4% in U.S. dollars from $224 in the six months ended June 30, 2012 to $234 for the six months ended June 30, 2013, and increased by 7% when measured in local currency.

The change in revenue at owned hotels in the Rest of the World segment is further analyzed as follows:

South America - Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue for the South American region collectively increased by $0.7 million, or 3%, from $20.0 million in the three months ended June 30, 2012 to $20.7 million in the three months ended June 30, 2013. Of this increase, $0.5 million of this increase related to Copacabana Palace, which saw 10% growth in ADR as the hotel starts to realize the benefits of the renovation program completed in December 2012. RevPAR in U.S. dollars for the South American region increased by 6%, from $232 in the three months ended June 30, 2012 to $246 in the three months ended June 30, 2013.

South America - Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue for the South American region collectively decreased by $0.9 million, or 2%, from $47.4 million in the six months ended June 30, 2012 to $46.5 million in the six months ended June 30, 2013. This decrease related to Copacabana Palace, due to large city-wide events which took place in Rio de Janeiro in early 2012 that did not recur in 2013. A 6% increase in ADR for the South American region, from $435 in the six months ended June 30, 2012 to $459 in the six months ended June 30, 2013, was offset by a three percentage point decrease in occupancy, resulting in a RevPAR increase of 1% when measured in U.S. dollars, from $291 in the six months ended June 30, 2012 to $293 in the six months ended June 30, 2013.

Asia - Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue at OEH’s six Asian hotels collectively increased by $0.2 million, or 3%, from $6.3 million in the three months ended June 30, 2012 to $6.5 million in the three months ended June 30, 2013. ADR increased by 6% from $283 in the three months ended June 30, 2012 to $299 for the three months ended June 30, 2013, offset by a decrease in occupancy from 51% in the three months ended June 30, 2012 to 49% for the three months ended June 30, 2013. This translated into an increase in RevPAR in U.S. dollars from $143 in the three months ended June 30, 2012 to $147 for the three months ended June 30, 2013.

Asia - Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue at OEH’s six Asian hotels collectively increased by $2.0 million, or 14%, from $14.8 million in the six months ended June 30, 2012 to $16.8 million in the six months ended June 30, 2013, led by The Governor’s Residence as Myanmar’s popularity as a tourist destination continues to grow. Occupancy in Asia increased by one percentage point, from 59% in the six months ended June 30, 2012 to 60% for the six months ended June 30, 2013. ADR increased by 12% from $288 in the six months ended June 30, 2012 to $322 for the six months ended June 30, 2013. This translated into an increase in RevPAR in U.S. dollars from $169 in the six months ended June 30, 2012 to $194 for the six months ended June 30, 2013.

Africa - Three months ended June 30, 2013 compared to three months ended June 30, 2012

Africa revenue increased by $1.0 million, or 28%, from $3.6 million in the three months ended June 30, 2012 to $4.6 million in the three months ended June 30, 2013. Revenue at the Company’s three safari camps in Botswana increased by $1.3 million due largely to higher RevPAR and revenue from third-party air services provided to guests previously reported net of related costs. The growth at the safari camps was partially offset by a $0.3 million decrease in revenue at Mount Nelson Hotel as a result of the year-over-year weakening of the South African rand versus the U.S. dollar. For the three months ended June 30, 2013, there was a 9% increase in ADR when compared to the same period in 2012, which combined with a one percentage point increase in occupancy to give a 13% increase in RevPAR when measured in in U.S. dollars, or a 28% increase when measured in local currency.

Africa - Six months ended June 30, 2013 compared to six months ended June 30, 2012

Africa revenue increased by $0.8 million, or 8%, from $10.2 million in the six months ended June 30, 2012 to $11.0 million in the six months ended June 30, 2013. Revenue at the Company’s three safari camps in Botswana increased by $1.3 million due largely to higher RevPAR and revenue from third-party air services provided to guests previously reported net of related costs. The growth at the safari camps was partially offset by a $0.6 million decrease in revenue at Mount Nelson Hotel as a result of the year-over-year weakening of the South African rand versus the U.S. dollar. For the six months ended June 30, 2013, there was a 6% decrease in ADR when compared to the same period in 2012, which was offset by a four percentage point increase in occupancy to give a 4% increase in RevPAR when measured in in U.S. dollars, or a 19% increase when measured in local currency.

Hotel Management and Part-Ownership Interests:

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue remained flat at $1.6 million in the three months ended June 30, 2013 and the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue increased by $0.1 million, from $2.7 million in the six months ended June 30, 2012 to $2.8 million in the six months ended June 30, 2013.

Restaurants:

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue increased by $0.5 million, or 13%, from $3.9 million in the three months ended June 30, 2012 to $4.4 million in the three months ended June 30, 2013 as a result of increased banqueting revenue following the August 2012 renovation of the first floor banqueting space.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue increased by $0.4 million, or 5%, from $7.8 million in the six months ended June 30, 2012 to $8.2 million in the six months ended June 30, 2013 as a result of increased banqueting revenue following the August 2012 renovation of the first floor banqueting space.

Trains and Cruises:

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue decreased by $1.5 million, or 6%, from $24.3 million in the three months ended June 30, 2012 to $22.8 million in the three months ended June 30, 2013. This decline was primarily the result of a $0.9 million decrease in revenue from Venice Simplon-Orient-Express and a combined $1.0 million decrease in revenue from the U.K. day trains, which continued to feel the effects of a sluggish U.K. economy. Exchange rate movements caused a decrease in revenue of $0.5 million.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue increased by $0.3 million, or 1%, from $32.4 million in the six months ended June 30, 2012 to $32.7 million in the six months ended June 30, 2013. Growth of $2.9 million from Road To Mandalay, due to the increasing popularity of Myanmar as a tourist destination, was offset by decreases from the Venice Simplon-Orient-Express and from day train operations based in the U.K. Exchange rate movements caused a decrease in revenue of $0.5 million.

Cost of services

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Cost of services increased by $6.2 million, or 9%, from $70.7 million in the three months ended June 30, 2012 to $76.9 million in the three months ended June 30, 2013. Cost of services were 45% of revenue in the three months ended June 30, 2013 compared to 44% of revenue in the three months ended June 30, 2012. Exchange rate movements caused a decrease of $0.4 million compared to the same period last year.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Cost of services increased by $7.4 million, or 6%, from $118.2 million in the six months ended June 30, 2012 to $125.6 million in the six months ended June 30, 2013. Cost of services were 46% of revenue in the six months ended June 30, 2013 compared to 45% of revenue in the six months ended June 30, 2012. Exchange rate movements caused a decrease of $0.9 million compared to the same period last year.

Selling, general and administrative expenses

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Selling, general and administrative expenses increased by $3.8 million, or 7%, from $54.0 million in the three months ended June 30, 2012 to $57.8 million in the three months ended June 30, 2013. Selling, general and administrative expenses were 34% of revenue in both the three months ended June 30, 2013 and the three months ended June 30, 2012. Exchange rate movements caused a decrease of $0.3 million compared to the same period last year.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Selling, general and administrative expenses increased by $8.2 million, or 8%, from $104.2 million in the six months ended June 30, 2012 to $112.4 million in the six months ended June 30, 2013. Selling, general and administrative expenses were 41% of revenue in the six months ended June 30, 2013 and 40% in the six months ended June 30, 2012. Exchange rate movements caused a decrease of $0.8 million compared to the same period last year.

Depreciation and amortization

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Depreciation and amortization increased by $1.8 million from $10.5 million in the three months ended June 30, 2012 to $12.3 million in the three months ended June 30, 2013. The increase was due to significant capital expenditures during 2012 and the opening of El Encanto in March 2013.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Depreciation and amortization increased by $2.8 million from $21.0 million in the six months ended June 30, 2012 to $23.8 million in the six months ended June 30, 2013. The increase was due to significant capital expenditures during 2012 and the opening of El Encanto in March 2013.

Impairment of property, plant and equipment

Three months ended June 30, 2013 compared to three months ended June 30, 2012

There were no impairments of property, plant and equipment recorded in the three months ended June 30, 2013 or the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Following a strategic review of OEH’s assets, an impairment was recorded for property, plant and equipment of $35.7 million in the six months ended June 30, 2013 compared to $Nil in the six months ended June 30, 2012. The non-cash impairment in 2013 related to property, plant and equipment at La Samanna, where the carrying value was written down to the hotel’s fair value.

Adjusted earnings by segment

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”). Segment performance for the three and six months ended June 30, 2013 and 2012 is analyzed as follows:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$ millions	$ millions	$ millions	$ millions

Adjusted earnings by segment:
Owned hotels - Europe	28.1	26.8	20.2	19.2
- North America	7.6	6.9	13.7	14.1
- Rest of World	5.2	5.2	18.2	18.9
Hotel management/part ownership interests	1.8	1.6	(0.2)	0.9
Restaurants	0.6	0.5	0.9	0.8
Hotels and restaurants	43.3	41.0	52.7	53.9
Tourist trains and cruises	5.7	8.0	6.7	7.7
Real estate	—	—	—	—

Reconciliation to net earnings/(losses):
Total adjusted earnings by segment	49.0	49.0	59.5	61.6

Impairment of property, plant and equipment	—	—	(35.7)	—
Central overheads	(9.4)	(9.9)	(19.9)	(19.6)
Depreciation and amortization	(12.3)	(10.5)	(23.8)	(21.0)
Interest income	0.3	0.3	0.5	0.6
Interest expense	(8.3)	(6.7)	(15.6)	(14.3)
Foreign currency, net	0.9	(1.5)	3.0	(0.6)
Benefit/(provision) for income taxes	(3.7)	(6.5)	2.1	(6.7)
Share of benefit for/(provision from) income taxes of unconsolidated companies	0.8	(1.0)	1.0	(1.0)

Earnings/(losses) from continuing operations	17.2	13.2	(28.9)	(1.1)
Earnings/(losses) from discontinued operations	0.1	(1.5)	(0.8)	(1.1)

Net earnings/(losses)	17.3	11.7	(29.7)	(2.1)

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The European hotels collectively reported adjusted earnings by segment of $28.1 million for the three months ended June 30, 2013, an increase of $1.3 million, or 5%, from adjusted earnings by segment of $26.8 million for the same period in 2012. This growth was driven by ADR increases across the Italian portfolio, partially offset by a decrease at Grand Hotel Europe due to an increase in payroll costs. As a percentage of European hotels revenue, the adjusted earnings by segment was 37% for the three months ended June 30, 2013 and 38% for the three months ended June 30, 2012.

Adjusted earnings by segment in the North American hotels region increased by $0.7 million, or 10%, from $6.9 million in the three months ended June 30, 2012 to $7.6 million in the three months ended June 30, 2013. This increase was due to operating performance improvements at Charleston Place, partially offset by a loss at El Encanto as the hotel was in its first full period of operation. As a percentage of North American hotels revenue, the adjusted earnings by segment margin decreased from 23% in the three months ended June 30, 2012 to 21% in the three months ended June 30, 2013.

Adjusted earnings by segment in the Rest of the World hotels region remained flat at $5.2 million in the three months ended June 30, 2013 and the three months ended June 30, 2012. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin decreased from 17% for the three months ended June 30, 2012 to 16% for the three months ended June 30, 2013.

Adjusted earnings by segment in hotel management and part-ownership interests increased by $0.2 million, from $1.6 million in the three months ended June 30, 2012 to $1.8 million in the three months ended June 30, 2013, due primarily to cost savings from the closure of the Singapore development office, partially offset by a decrease from the Peru hotels as a result of increased room supply in Cuzco and a U.S. government warning that was issued and subsequently canceled in the first quarter of 2013.

Adjusted earnings by segment in restaurants increased by $0.1 million, from $0.5 million in the three months ended June 30, 2012 to $0.6 million in the three months ended June 30, 2013.

Adjusted earnings by segment in tourist trains and cruises decreased by $2.3 million, from $8.0 million in the three months ended June 30, 2012 to $5.7 million in the three months ended June 30, 2013. This decline was mainly due to the Venice Simplon-Orient-Express, where revenue is primarily in British pounds sterling but operating costs are mainly denominated in euros so that the weakening of sterling against the euro has had an adverse effect on earnings. There were also decreases from U.K. day trains, which continued to feel the effects of a sluggish UK economy, as well as $0.3 million of pre-opening expenses relating to Orcaella, the new river cruise operation in Myanmar, and decreases from Peru Rail and Eastern & Oriental Express.

Central overheads decreased by $0.5 million, or 5%, from $9.9 million in the three months ended June 30, 2012 to $9.4 million in the three months ended June 30, 2013. This decrease was largely due to decreased legal and professional fees and other central cost savings, partially offset by a $0.7 million increase in share-based compensation expense incurred in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As a percentage of revenue, central overheads were 5% in the three months ended June 30, 2013 and 6% in the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The European hotels collectively reported adjusted earnings by segment of $20.2 million for the six months ended June 30, 2013, an increase of $1.0 million, or 5%, from $19.2 million for the same period in 2012. As a percentage of European hotels revenue, the adjusted earnings by segment was 22% for the six months ended June 30, 2013 and the six months ended June 30, 2012.

Adjusted earnings by segment in the North American hotels region decreased by $0.4 million, or 3%, from $14.1 million in the six months ended June 30, 2012 to $13.7 million in the six months ended June 30, 2013. This decrease was due to pre-opening expenses at El Encanto of $2.2 million, which were partially offset by operating performance improvements in the region, in particular at Charleston Place. As a percentage of North American hotels revenue, the adjusted earnings by segment margin decreased from 24% in the six months ended June 30, 2012 to 20% in the six months ended June 30, 2013.

Adjusted earnings by segment in the Rest of the World hotels region decreased by $0.7 million, or 4%, from $18.9 million in the six months ended June 30, 2012 to $18.2 million in the six months ended June 30, 2013. This decrease in earnings mainly related to Copacabana Palace, as there were large city-wide events which took place in Rio de Janeiro in early 2012 that did not recur in 2013. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin decreased from 26% for the six months ended June 30, 2012 to 25% for the six months ended June 30, 2013.

Adjusted earnings by segment in hotel management and part-ownership interests decreased by $1.1 million, from earnings of $0.9 million in the six months ended June 30, 2012 to a loss of $0.2 million in the six months ended June 30, 2013, due primarily to increased losses from Hotel Ritz in Madrid.

Adjusted earnings by segment in restaurants increased by $0.1 million from $0.8 million in the six months ended June 30, 2012 to $0.9 million in the six months ended June 30, 2013.

Adjusted earnings by segment in tourist trains and cruises decreased by $1.0 million from $7.7 million in the six months ended June 30, 2012 to $6.7 million in the six months ended June 30, 2013. Growth of $2.2 million from Road To Mandalay, due to the increasing popularity of Myanmar as a tourist destination, was offset by decreases from the the Venice Simplon-Orient-Express and the day train operations based in the U.K.

Central overheads increased by $0.3 million, or 2%, from $19.6 million in the six months ended June 30, 2012 to $19.9 million in the six months ended June 30, 2013. This increase was largely due to management restructuring charges incurred in the six months ended June 30, 2013. As a percentage of revenue, central overheads were 7% in the six months ended June 30, 2013 and 8% in the six months ended June 30, 2012.

Earnings/(losses) from operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Earnings from operations decreased by $0.4 million, from $25.3 million in the three months ended June 30, 2012 to $24.9 million in the three months ended June 30, 2013, due to the factors described above.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Losses from operations increased by $39.2 million, from earnings of $17.6 million in the six months ended June 30, 2012 to losses of $21.6 million in the six months ended June 30, 2013, due to the impairment charge and other factors described above.

Net finance costs

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net finance costs decreased by $0.8 million, or 10%, from $7.9 million for the three months ended June 30, 2012 to $7.1 million for the three months ended June 30, 2013. The three months ended June 30, 2012 included a foreign exchange loss of $1.5 million, compared to a foreign exchange gain of $0.9 million in the three months ended June 30, 2013. The effect of this gain was partially offset by the fact that in the three months ended June 30, 2012, interest capitalized was $1.0 million, while $Nil was capitalized in the three months ended June 30, 2013.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net finance costs decreased by $2.1 million, or 15%, from $14.2 million for the six months ended June 30, 2012 to $12.1 million for the six months ended June 30, 2013. The six months ended June 30, 2012 included a foreign exchange loss of $0.6 million, compared to a foreign exchange gain of $3.0 million in the six months ended June 30, 2013. The effect of this gain was partially offset by the fact that in the six months ended June 30, 2012, interest capitalized was $1.9 million, while $1.1 million was capitalized in the six months ended June 30, 2013.

(Provision for)/benefit from income taxes

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The provision for income taxes decreased by $2.8 million, from a provision of $6.5 million in the three months ended June 30, 2012 to a provision of $3.7 million in the three months ended June 30, 2013, due primarily to favorable changes in profits mix, as well as favorable deferred tax impacts of currency fluctuations.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The provision for income taxes decreased by $8.8 million from a provision of $6.7 million in the six months ended June 30, 2012 to a benefit of $2.1 million in the six months ended June 30, 2013, due primarily to favorable changes in profits mix, favorable deferred tax impacts of currency fluctuations and a release in uncertain tax provisions of $3.9 million following conclusions of inquiries by the tax authorities during the six months ended June 30, 2013.

Earnings from unconsolidated companies

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Earnings from unconsolidated companies net of tax increased by $1.0 million, from $2.3 million in the three months ended June 30, 2012 to $3.3 million in the three months ended June 30, 2013. The tax benefit associated with earnings from unconsolidated companies was $0.8 million in the three months ended June 30, 2013, compared to a provision of $1.0 million in the three months ended June 30, 2012.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Earnings from unconsolidated companies net of tax increased by $0.3 million from $2.3 million in the six months ended June 30, 2012 to $2.6 million in the six months ended June 30, 2013. The tax benefit associated with earnings from unconsolidated companies was $1.0 million in the six months ended June 30, 2013, compared to a provision of $1.0 million in the six months ended June 30, 2012.

Net earnings/(losses) from discontinued operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

The earnings from discontinued operations for the three months ended June 30, 2013 were $0.1 million, compared with losses from discontinued operations for the three months ended June 30, 2012 of $1.5 million.

Earnings from discontinued operations for the three months ended June 30, 2013 related to Porto Cupecoy. The Porto Cupecoy development was sold in January 2013, but OEH still owns three condominiums that were excluded from the disposal as they were under separate sales contracts at the time.

Losses from discontinued operations for the three months ended June 30, 2012 included a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold in June 2012. This was offset by operating losses at Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

The losses from discontinued operations for the six months ended June 30, 2013 were $0.8 million, compared with losses for the six months ended June 30, 2012 of $1.1 million.

Losses from discontinued operations for the six months ended June 30, 2013 included a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, and a tax gain of $0.4 million relating to The Westcliff, which was sold in December 2012. These gains were offset by operating losses from Porto Cupecoy of $1.6 million for the six months ended June 30, 2013.

Losses from discontinued operations for the six months ended June 30, 2012 included a gain of $4.6 million on the disposals of Keswick Hall and Bora Bora Lagoon Resort, which were sold in January 2012 and June 2012, respectively. This was offset by operating losses at Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall.

Liquidity and Capital Resources

Overview

OEH’s primary short-term cash needs include payment of compensation, general business expenses and capital commitments and contractual payment obligations, which includes principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At June 30, 2013, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $628.5 million (December 31, 2012 - $619.5 million), including a current portion of $95.2 million (December 31, 2012 - $91.9 million) repayable within 12 months. Additionally, OEH had capital commitments at June 30, 2013 amounting to $4.4 million (December 31, 2012 - $9.7 million).

OEH had cash and cash equivalents of $113.6 million at June 30, 2013, $20.2 million more than the $93.4 million at December 31, 2012. In addition, OEH had restricted cash balances of $18.4 million (December 31, 2012 - $21.1 million). At June 30, 2013, there were undrawn amounts available to OEH under committed short-term lines of credit of $4.3 million (December 31, 2012 - $4.5 million), bringing total cash availability at June 30, 2013 to $117.9 million (December 31, 2012 - $97.9 million), excluding the restricted cash of $18.4 million (December 31, 2012 - $21.1 million). When assessing cash and cash equivalents within OEH, management considers the availability of those cash resources held within local business units to meet the strategic needs of OEH.

OEH believes its cash position together with projected available cash flows from operations, the availability of cash through revolving lines of credit and debt facilities, and other options available to OEH to respond to challenging economic conditions provide sufficient financial resources to fund current cash requirements as well as OEH’s capital objectives in 2013 and the foreseeable future.

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

In the six months ended June 30, 2013, OEH had repayments of debt principal, including scheduled amortization, of $20.9 million.

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

At June 30, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $1.1 million outstanding on this loan has been classified as a current portion of debt and OEH expects to rectify this non-compliance in the second half of 2013. In addition, two unconsolidated joint venture companies for which OEH provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru in which OEH has a 50% interest was out of compliance with a debt service coverage ratio covenant for a loan of $6.8 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and OEH anticipates the joint venture will rectify the breach through refinancing or renegotiating covenant terms in the second half of 2013. Although the banks currently remain entitled to do so, OEH does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
The Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at June 30, 2013 with the debt service coverage ratio in its first mortgage loan facility amounting to $78.6 million.  Although the loan is non-recourse to and not credit-supported by OEH or the joint venture partner in the hotel, each has provided separate partial guarantees of $9.7 million and a working capital guarantee of $0.6 million as of June 30, 2013, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. However, discussions continue to progress with the lender as to how to bring the hotel into long-term compliance. OEH does not expect the bank to call the loan and, therefore, does not believe the Company will be required to fund the guarantees.

Based on its current financial forecasts, OEH believes it will continue to comply with substantially all financial covenants in its loan facilities, except for the instances of non-compliance noted above which are not expected to have a material impact on OEH’s financial flexibility. While there is forecast low covenant compliance headroom under certain other small facilities, OEH believes an event of default under those other facilities can be avoided through OEH’s mitigating actions. However, if OEH does not comply with the covenants and obligations in its loan agreements, its lenders may choose to declare a default and exercise their rights, including acceleration of the debt obligations, and as a consequence OEH may determine it necessary to pursue alternative means to meet business obligations.
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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $11.4 million at June 30, 2013 (December 31, 2012 - $28.7 million). The main factors that contributed to the decrease in working capital were a decrease in assets of discontinued operations held for sale and the inclusion of a portion of restricted cash in other assets at June 30, 2013.

Cash Flow - Sources and Uses of Cash

At June 30, 2013 and December 31, 2012, OEH had cash and cash equivalents of $113.6 million and $93.4 million, respectively. In addition, OEH had restricted cash of $18.4 million and $21.1 million as of June 30, 2013 and December 31, 2012, respectively.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2013 was $30.7 million compared to $21.0 million for the six months ended June 30, 2012.

The results of operations are the primary driver of operating cash flows. Losses from continuing operations of $28.9 million were recorded for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012. The main reason for this was the benefit received from the release of $3.9 million for the resolution of an uncertain tax position and an impairment of $35.7 million recorded in the six months ended June 30, 2013. Both of these non-cash items do not have an impact on the net cash provided by operating activities.

Investing Activities. Net cash used in investing activities was $24.0 million for the six months ended June 30, 2013, compared to net cash used in investing activities of $24.9 million for the six months ended June 30, 2012.

Capital expenditure of $38.4 million during the six months ended June 30, 2013 included $18.3 million for the renovation of El Encanto, $3.6 million primarily for completion of the refurbishment at Copacabana Palace, $3.4 million at Charleston Place including the refurbishment of the Palmetto Café, $2.5 million primarily for façade works at Grand Hotel Europe and the balance for routine capital expenditures.

Capital expenditure of $44.5 million during the six months ended June 30, 2012 included $18.6 million for the renovation of El Encanto, $3.2 million primarily for the refurbishment of at Hotel Splendido, $2.9 million primarily for completion of the refurbishment at Copacabana Palace, $2.3 million at the two Sicilian properties, $2.2 million at Hotel Cipriani largely for the renovation of six rooms, $2.0 million primarily for the refurbishment at Inn at Perry Cabin, $1.8 million on the Venice Simplon-Orient-Express and the balance for routine capital expenditures.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2013 was $14.5 million, compared to cash used in financing activities of $13.9 million for the six months ended June 30, 2012.

During the six months ended June 30, 2013, $12.2 million was borrowed for El Encanto construction and $24.0 million for corporate purposes, and $4.0 million of the existing debt for Grand Hotel Europe was repaid. The remaining debt payments were scheduled amortization of existing debt.

During the six months ended June 30, 2012, $10.6 million was borrowed for El Encanto construction, $3.0 million for the Copacabana refurbishment and $10.1 million secured on the Miraflores Park Hotel, and repayments of $10.0 million of the existing debt for Keswick Hall and $4.2 million of the Sicilian facility were made. The remaining debt payments were scheduled amortization of existing debt.

Cash Flows from Discontinued Operations. The results of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall have been presented as discontinued operations for all periods presented.

The results of operations for the discontinued operations noted above and the movement in their assets and liabilities held for sale are included in net cash provided by operating activities.

During the six months ended June 30, 2013, the disposal of non-core assets of Porto Cupecoy resulted in net cash proceeds of $19.0 million (gain on sale of $0.4 million) being realized within net cash provided by investing activities from discontinued operations.

During the six months ended June 30, 2012, the disposal of non-core assets of Keswick Hall in Charlottesville, Virginia resulted in net cash proceeds of $21.1 million (gain on sale of $4.0 million) and the disposal of non-core assets of Bora Bora Lagoon Resort in French Polynesia resulted in net cash proceeds of $2.7 million (gain on sale of $0.7 million) being realized within net cash provided by investing activities from discontinued operations

Capital Commitments

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

There were $4.4 million of capital commitments outstanding at June 30, 2013 (December 31, 2012 - $9.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At June 30, 2013, OEH had $628.5 million (December 31, 2012 - $619.5 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. This debt is largely collateralized by OEH assets and is held by a number of commercial bank lenders. The debt is repayable over periods of one to 20 years, with a weighted average duration of 2.2 years, and weighted average interest rate of 4.05% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at June 30, 2013 included above comprised $97.0 million (December 31, 2012 - $97.9 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. There is no recourse to OEH for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded primarily from the operations of the Charleston Place Hotel.

Including debt of consolidated variable entities, approximately 46% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At June 30, 2013, 58% of borrowings of OEH were in floating interest rates.

OEH has guaranteed or contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at June 30, 2013:

	Guarantee	Contingent guarantee	Duration
June 30, 2013	$ millions	$ millions

Hotel Ritz, Madrid:
Debt obligations	9.7	—	ongoing
Working capital loan	0.6	—	ongoing
Peru rail joint venture:
Debt obligations	6.8	9.2	through 2016
Concession performance	—	7.0	through May 2014
Peru hotel joint venture:
Debt obligations	—	18.1	through 2018
Debt obligations	—	2.0	through 2014
Total	17.1	36.3

OEH has guaranteed debt obligations and a working capital loan facility for the Hotel Ritz, Madrid, in which OEH has a 50% equity investment.

OEH has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2016. OEH has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2014. In addition, OEH has contingently guaranteed, through 2018 and through 2014, debt obligations of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Liquidity

For the twelve months ending June 30, 2014, OEH will have approximately $93.4 million of scheduled debt repayments including capital lease payments. Additionally, OEH has scheduled debt repayments of $1.8 million relating to debt held by consolidated variable interest entities.

OEH has experienced fluctuating revenues and adjusted earnings by segment in recent years in part reflecting the economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. In order to ensure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisers to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The availability of additional liquidity options to OEH will depend on the current economic and financial environment, OEH’s continued financial and operating performance and its continued compliance with financial covenants. However, due to the economic declines and current and potential non-compliance with debt covenants, OEH may have less flexibility in determining when and how to use the available cash flows to satisfy obligations and fund capital expenditures as debt may be called by the banks or OEH may be unable to refinance or obtain additional debt.

Some currently identified options are dependent on third parties, while others are within the control of OEH. Options currently available to OEH include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets. For example, OEH completed the sale of The Westcliff hotel in the fourth quarter of 2012 and the Porto Cupecoy property development in January 2013, and refinanced ‘21’ Club and Inn at Perry cabin in July 2013. These actions contribute significant unrestricted cash resources to OEH which can be utilized as required.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the period

The following standards, as reported in Note 1 to the Financial Statements, were adopted in the six months ended June 30, 2013.

In April 2013, the FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this guidance, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company has early adopted this guidance. This guidance does not have an effect on the Company's consolidated financial position, results of operations and cash flows as it expects to continue as a going concern.

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

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on OEH’s interim consolidated financial position, results of operations and cash flows and is not expected to have a material effect on the consolidated financial position, results of operations and cash flows for the year ended December 31, 2013.

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

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint-and-several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liability existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.0 million based on borrowings outstanding at June 30, 2013.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At June 30, 2013, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $1.2 million, consisting of Mexican peso $0.3 million and Thai baht $0.9 million.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to OEH management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, OEH management has concluded that these disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.    Exhibits

The index to the exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 1, 2013

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
10		Services Agreement between Orient-Express Hotels Ltd. and J. Robert Lovejoy dated June 18, 2013
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file