Form 10-Q
period 2013-09-30
ORIENT EXPRESS HOTELS LTD
filed 2013-11-01
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

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

 As of October 28, 2013, 103,404,460 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2013	December 31, 2012
	$’000	$’000
Assets
Cash and cash equivalents	153,144	93,382
Restricted cash	3,312	21,080
Accounts receivable, net of allowances of $497 and $472	43,540	36,533
Due from unconsolidated companies	12,928	15,200
Prepaid expenses and other	23,902	21,244
Inventories	45,344	44,555
Assets of discontinued operations held for sale	720	22,078
Real estate assets	1,883	1,924
Total current assets	284,773	255,996

Property, plant and equipment, net of accumulated depreciation of $328,835 and $300,899	1,147,981	1,171,603
Property, plant and equipment of consolidated variable interest entities	186,543	183,793
Investments in unconsolidated companies	62,087	58,924
Goodwill	159,601	161,278
Other intangible assets	17,229	18,608
Other assets	60,320	41,825
Total assets	1,918,534	1,892,027

Liabilities and Equity
Accounts payable	22,650	25,182
Accrued liabilities	95,534	77,519
Deferred revenue	41,514	30,519
Liabilities of discontinued operations held for sale	—	2,174
Current portion of long-term debt and obligations under capital leases	194,823	90,115
Current portion of long-term debt of consolidated variable interest entities	1,751	1,795
Total current liabilities	356,272	227,304

Long-term debt and obligations under capital leases	351,301	431,445
Long-term debt of consolidated variable interest entities	94,849	96,150
Liability for pension benefit	8,224	8,275
Other liabilities	19,225	21,511
Deferred income taxes	104,804	104,112
Deferred income taxes of consolidated variable interest entities	59,765	60,326
Liability for uncertain tax positions	3,381	4,581
Total liabilities	997,821	953,704

Commitments and contingencies (Note 16)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,398,222 (2012 — 102,897,311)	1,034	1,029
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2012 — 18,044,478)	181	181

Additional paid-in capital	988,663	982,106
Retained earnings	25,590	39,202
Accumulated other comprehensive loss	(97,000)	(86,381)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478	(181)	(181)
Total shareholders’ equity	918,287	935,956
Non-controlling interests	2,426	2,367
Total equity	920,713	938,323

Total liabilities and equity	1,918,534	1,892,027

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Nine months ended
				Restated (1)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$’000	$’000	$’000	$’000

Revenue	187,189	158,494	463,109	419,530

Expenses:
Cost of services	80,440	70,350	206,032	188,564
Selling, general and administrative	58,055	50,676	170,454	154,876
Depreciation and amortization	10,702	10,545	34,514	31,580
Impairment of property, plant and equipment	—	—	35,680	—

Total operating costs and expenses	149,197	131,571	446,680	375,020

Earnings/(losses) from operations	37,992	26,923	16,429	44,510

Interest income	241	210	763	851
Interest expense	(8,878)	(9,148)	(24,474)	(23,407)
Foreign currency, net	(2,480)	(57)	528	(655)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	26,875	17,928	(6,754)	21,299

(Provision)/benefit for income taxes	(11,767)	(6,590)	(9,635)	(13,316)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	15,108	11,338	(16,389)	7,983

Earnings from unconsolidated companies, net of tax (benefit)/provision of $1,928, $761, $904 and $1,748	2,063	1,759	4,696	4,062

Earnings/(losses) from continuing operations	17,171	13,097	(11,693)	12,045

Net (losses)/earnings from discontinued operations, net of tax (benefit)/provision of $(648), $(426), $(1,070) and $257	(1,046)	4,585	(1,851)	3,528

Net earnings/(losses)	16,125	17,682	(13,544)	15,573

Net losses/(earnings) attributable to non-controlling interests	15	43	(68)	(132)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	16,140	17,725	(13,612)	15,441

(1) Certain statement of operations balances in the nine months ended September 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Nine months ended
				Restated(1)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.17	0.13	(0.11)	0.12
Net earnings/(losses) from discontinued operations	(0.01)	0.04	(0.02)	0.03
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	0.16	0.17	(0.13)	0.15

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.16	0.12	(0.11)	0.11
Net earnings/(losses) from discontinued operations	(0.01)	0.04	(0.02)	0.03
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	0.15	0.17	(0.13)	0.15

Dividends per share	—	—	—	—

(1) Certain statement of operations balances in the nine months ended September 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Nine months ended
				Restated(1)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$’000	$’000	$’000	$’000

Net earnings/(losses)	16,125	17,682	(13,544)	15,573

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $260, $641, $3 and $222	13,153	(1,512)	(12,509)	(23,929)
Change in fair value of derivatives, net of tax provision/(benefit) of $85, $469, $718 and $56	89	94	2,130	(1,002)
Change in pension liability, net of tax provision/(benefit) of $52, $(145), $Nil and $(145)	(133)	(68)	(249)	(438)
Total other comprehensive income/(losses), net of tax	13,109	(1,486)	(10,628)	(25,369)

Total comprehensive income/(loss)	29,234	16,196	(24,172)	(9,796)

Comprehensive (income)/loss attributable to non-controlling interests	30	44	(59)	(133)

Comprehensive income/(loss) attributable to Orient-Express Hotels Ltd.	29,264	16,240	(24,231)	(9,929)

(1) Certain statement of operations balances in the nine months ended September 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Nine months ended
		Restated (1)
	September 30, 2013	September 30, 2012
	$'000	$'000

Cash flows from operating activities:
Net (losses)/earnings	(13,544)	15,573
Less: Net (losses)/earnings from discontinued operations, net of tax	(1,851)	3,528

Net (losses)/earnings from continuing operations	(11,693)	12,045
Adjustments to reconcile net (losses)/earnings to net cash (used in)/provided by operating activities:
Depreciation and amortization	34,514	31,580
Amortization of finance costs	5,162	3,930
Impairment of property, plant and equipment	35,680	—
Undistributed earnings of unconsolidated companies	(5,600)	(5,810)
Tax on earnings of unconsolidated companies	904	1,748
Share-based compensation	6,531	4,327
Change in deferred income tax	(2,631)	(5,946)
Change in provisions for uncertain tax positions	(2,140)	78
Dividends from equity method investees	5,053	3,573
Proceeds from insurance settlements	—	320
Effect of exchange rates on net (losses)/earnings	(4,100)	(2,650)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,067)	(2,545)
Due from unconsolidated companies	(1,254)	(4,395)
Prepaid expense and other	(1,833)	(189)
Inventories	(857)	(92)
Escrow and prepaid customer deposits	3,124	(432)
Accounts payable	(2,800)	(1,755)
Accrued liabilities	19,320	12,852
Deferred revenue	11,064	9,795
Other, net	3,227	(1,752)

Net cash provided by operating activities from continuing operations	84,604	54,682
Net cash (used in)/provided by operating activities from discontinued operations	(1,657)	352

Net cash provided by operating activities	82,947	55,034

(1) Certain cash flow balances in the nine months ended September 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Nine months ended
		Restated (1)
	September 30, 2013	September 30, 2012
	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(52,453)	(68,949)
Investments in unconsolidated companies	(6,323)	(3,942)
Increase in restricted cash	(159)	(6,428)
Release of restricted cash	2,042	—
Proceeds from insurance settlements	234	—

Net cash used in investing activities from continuing operations	(56,659)	(79,319)
Net cash provided by investing activities from discontinued operations	18,989	64,319

Net cash used in investing activities	(37,670)	(15,000)

Cash flows from financing activities:
Proceeds from working capital loans	—	1,142
Share options exercised	5	3
Issuance of long-term debt	104,393	80,372
Debt issuance costs	(2,664)	(2,726)
Principal payments under long-term debt	(88,319)	(107,561)

Net cash provided by/(used in) financing activities from continuing operations	13,415	(28,770)
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by/(used in) financing activities	13,415	(28,770)

Effect of exchange rate changes on cash and cash equivalents	1,070	168

Net increase in cash and cash equivalents	59,762	11,432

Cash and cash equivalents at beginning of year	93,382	90,104

Cash and cash equivalents at end of year	153,144	101,536

(1) Certain cash flow balances in the nine months ended September 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

					Restated(1)				Restated(1)
	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Share-based compensation	—	—	—	4,340	—	—	—	—	4,340
Share options exercised	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net earnings on common shares	—	—	—	—	15,441	—	—	132	15,573
Other comprehensive loss	—	—	—	—	—	(25,370)	—	1	(25,369)

Balance, September 30, 2012	—	1,029	181	979,670	61,704	(97,659)	(181)	2,328	947,072

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share-based compensation	—	—	—	6,557	—	—	—	—	6,557
Share options exercised	—	5	—	—	—	—	—	—	5
Comprehensive loss:
Net losses on common shares	—	—	—	—	(13,612)	—	—	68	(13,544)
Other comprehensive loss	—	—	—	—	—	(10,619)	—	(9)	(10,628)

Balance, September 30, 2013	—	1,034	181	988,663	25,590	(97,000)	(181)	2,426	920,713

(1) Certain statement of operations balances in the nine months ended September 30, 2012 have been restated. See Note 1.

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its consolidated subsidiaries are referred to collectively as “OEH”.

At September 30, 2013, OEH owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

•
During the fourth quarter of 2012, an additional gain of $1,613,000 related to the sale of Keswick Hall was identified that should have been recorded in the first quarter of 2012. Discontinued operations for the nine months ended September 30, 2012 have been restated to include this gain.

•
Certain expenses that were previously recorded within costs of sales were reclassified into selling, general and administrative expenses to correct for an error in classification. The balances reclassified were $1,086,000 and $3,481,000 for the three and nine months ended September 30, 2012, respectively.

During 2012, management determined that certain amounts previously reported in the interim statements of condensed consolidated cash flows for the nine months ended September 30, 2012 should be reclassified, which had the following effects:

•
Debt issuance costs, which were previously included in cash flows from operating activities, are separately stated as a cash flow from financing activities for all periods. The effect in the nine months ended September 30, 2012 was a decrease in cash flows from financing activities of $2,726,000, with a corresponding increase to cash flows from operating activities.

•
Debt repaid by a third party when a business is sold was previously considered a non-cash transaction. This $10,000,000 has been included as net cash provided by investing activities from discontinued operations and net cash used in financing activities from continuing operations for the nine months ended September 30, 2012.

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for codified changes made to the ASC, as described below.

 Accounting pronouncements adopted during the period

In July 2013, the FASB issued guidance to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The guidance is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013, the issuance date of the guidance, and for hedging relationships redesignated on or after that date. The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

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

Accounting pronouncements to be adopted

In July 2013, the FASB issued guidance on financial statement presentation of an uncertain tax benefit (“UTB”) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU’s amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted for all entities. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The Company is assessing the impact the adoption of this guidance will have, but does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

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

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Numerator ($'000)
Net earnings/(losses) from continuing operations	17,171	13,097	(11,693)	12,045
Net earnings/(losses) from discontinued operations	(1,046)	4,585	(1,851)	3,528
Net losses/(earnings) attributable to non-controlling interests	15	43	(68)	(132)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	16,140	17,725	(13,612)	15,441

Denominator (shares '000)
Basic weighted average shares outstanding	103,337	102,893	103,138	102,833
Effect of dilution	2,236	2,784	—	2,327

Diluted weighted average shares outstanding	105,573	105,677	103,138	105,160

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.166	0.127	(0.113)	0.117
Net earnings/(losses) from discontinued operations	(0.010)	0.045	(0.018)	0.034
Net losses/(earnings) attributable to non-controlling interests	—	—	(0.001)	(0.001)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	0.156	0.172	(0.132)	0.150

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.163	0.124	(0.113)	0.115
Net earnings/(losses) from discontinued operations	(0.010)	0.043	(0.018)	0.034
Net losses/(earnings) attributable to non-controlling interests	—	—	(0.001)	(0.001)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	0.153	0.167	(0.132)	0.148

For the nine months ended September 30, 2013, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in that period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Share options	208,600	1,241,150	3,130,450	1,241,150
Share-based awards	—	—	1,481,827	—

Total	208,600	1,241,150	4,612,277	1,241,150

The number of share options and share-based awards unexercised at September 30, 2013 was 4,612,277 (September 30, 2012 - 4,025,349).

3.    Assets held for sale and discontinued operations

At September 30, 2013, no properties were classified as held for sale, although there is one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development as it was already under a separate sales contract at the time. During the nine months ended September 30, 2013, Porto Cupecoy, Sint Maarten was sold. For the three and nine months ended September 30, 2013, the results of operations of Porto Cupecoy have been presented as discontinued operations.

During the nine months ended September 30, 2012, The Observatory Hotel, Sydney, Australia, Bora Bora Lagoon Resort, French Polynesia and Keswick Hall, Charlottesville, Virginia were sold. For the three and nine months ended September 30, 2012 the results of operations of Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, and Keswick Hall have been presented as discontinued operations.

(a)    Properties sold: Porto Cupecoy, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall

On January 31, 2013, OEH completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of OEH’s real estate segment. The disposal resulted in a gain of $439,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

On August 8, 2012, OEH completed the sale of the property and operations of The Observatory Hotel in Sydney, Australia for a consideration of A$40,000,000 ($42,106,000), of which A$29,350,000 ($30,895,000) was paid in cash and A$10,650,000 ($11,211,000) was settled directly with the lender to repay the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $5,359,000 (including a $12,147,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net earnings/(losses) from discontinued operations, net of tax.

On June 1, 2012, OEH completed the sale of the shares of Bora Bora Lagoon Resort in French Polynesia for cash consideration of $3,000,000. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain on sale of $662,000 (including a $13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net earnings/(losses) from discontinued operations, net of tax.

On January 23, 2012, OEH completed the sale of the property and operations of Keswick Hall in Charlottesville, Virginia for consideration of $22,000,000, of which $12,000,000 was paid in cash and $10,000,000 was settled directly with the lender as a reduction in the debt facility secured by the property. The hotel was a part of OEH’s hotels and restaurants segment. The disposal resulted in a gain of $3,957,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Porto Cupecoy, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall:

	Porto Cupecoy	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall
	January 31, 2013	August 8, 2012	June 1, 2012	January 23, 2012
	$'000	$'000	$'000	$'000

Property, plant and equipment	38	48,096	15,827	18,590
Real estate assets	18,512	—	—	—
Net working capital (deficit)/surplus	—	(299)	(720)	401
Other assets/(liabilities)	—	—	—	(1,891)
Deferred income taxes	—	—	—	—
Net assets	18,550	47,797	15,107	17,100
Transfer of foreign currency translation loss/(gain)	—	(12,147)	(13,074)	—
	18,550	35,650	2,033	17,100
Consideration:
Cash	19,000	30,895	3,000	12,000
Reduction in debt facility on sale of hotel	—	11,211	—	10,000
Less: Working capital adjustment	(11)	(447)	—	(430)
Less: Costs to sell	—	(650)	(305)	(513)
	18,989	41,009	2,695	21,057

Gain on sale	439	5,359	662	3,957

The gain on sale of The Observatory Hotel includes selling costs of $8,000 recorded in the three months ended December 31, 2012.

The gain on sale of Bora Bora Lagoon Resort includes selling costs of $28,000 recorded in the three months ended December 31, 2012.

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

On January 23, 2012, OEH completed the sale of the property and operations of Keswick Hall in Charlottesville, Virginia. In the three months ended September 30, 2013, an additional tax credit of $648,000 was realized in relation to the disposal of Keswick Hall.

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three months ended September 30, 2013
	Porto Cupecoy	Keswick Hall	Total
	$'000	$'000	$'000

Revenue	692	—	692

Losses before tax, gain on sale and impairment	(1,694)	—	(1,694)
Impairment	—	—	—
Gain on sale	—	—	—

Losses before tax	(1,694)	—	(1,694)
Tax benefit	—	648	648

Net (losses)/earnings from discontinued operations	(1,694)	648	(1,046)

	Three months ended September 30, 2012
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	1,481	2,404	1,204	—	(15)	5,074

(Losses)/earnings before tax, gain on sale and impairment	(1,040)	192	(406)	(28)	92	(1,190)
Impairment	—	—	—	—	—	—
Gain/(loss) on sale	—	—	5,367	(18)	—	5,349

(Losses)/earnings before tax	(1,040)	192	4,961	(46)	92	4,159
Tax benefit	—	—	426	—	—	426

Net (losses)/earnings from discontinued operations	(1,040)	192	5,387	(46)	92	4,585

	Nine months ended September 30, 2013
	Porto Cupecoy	The Westcliff	Keswick Hall	Total
	$'000	$'000	$'000	$'000

Revenue	1,535	—	—	1,535

Losses before tax, gain on sale and impairment	(3,283)	—	—	(3,283)
Impairment	(77)	—	—	(77)
Gain on sale	439	—	—	439

Losses before tax	(2,921)	—	—	(2,921)
Tax benefit	—	422	648	1,070

Net (losses)/earnings from discontinued operations	(2,921)	422	648	(1,851)

	Nine months ended September 30, 2012
	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	4,514	6,929	9,188	—	412	21,043

Losses before tax, gain on sale and impairment	(4,078)	(27)	(1,034)	(166)	(924)	(6,229)
Impairment	—	—	—	—	—	—
Gain on sale	—	—	5,367	690	3,957	10,014

(Losses)/earnings before tax	(4,078)	(27)	4,333	524	3,033	3,785
Tax benefit/(provision)	—	—	426	—	(683)	(257)

Net (losses)/earnings from discontinued operations	(4,078)	(27)	4,759	524	2,350	3,528

(c)    Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	September 30, 2013	December 31, 2012
	Porto Cupecoy	Porto Cupecoy
	$’000	$’000

Current assets	—	—
Real estate assets	720	22,040
Property, plant and equipment	—	38

Total assets held for sale	720	22,078

Current liabilities	—	(2,174)

Total liabilities held for sale	—	(2,174)

Assets of Porto Cupecoy at September 30, 2013 comprise one condominium which was excluded from the disposal of the Porto Cupecoy development as it was already under a separate sales contract at the time.

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

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012
	$’000	$’000

Current assets	11,777	18,511
Property, plant and equipment	186,543	183,793
Goodwill	40,395	40,395
Other assets	1,827	2,114

Total assets	240,542	244,813

Current liabilities	7,877	6,382
Third-party debt, including $1,751 and $1,795 current portion	96,600	97,945
Long-term accrued interest on subordinated debt	15,190	14,740
Deferred income taxes	59,765	60,326

Total liabilities	179,432	179,393

Net assets (before amounts payable to OEH of $92,062 and $90,807)	61,110	65,420

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

The carrying amounts and maximum exposures to loss as a result of OEH’s involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	$’000	$’000	$’000	$’000

Investment	36,677	32,973	36,677	32,973
Due from unconsolidated company	5,681	4,803	5,681	4,803
Guarantees	—	—	6,343	7,558
Contingent guarantees	—	—	15,468	17,149

Total	42,358	37,776	64,169	62,483

The maximum exposure to loss for the Peru rail joint venture exceeds the carrying amount due to guarantees, discussed below, which are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at September 30, 2013, OEH does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $6,343,000 and contingently guaranteed $8,492,000 of the debt obligations of the rail joint venture in Peru through 2016. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,976,000, through May 2014.

Long-term debt obligations of the rail joint venture in Peru at September 30, 2013 totaling $6,343,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on OEH’s financial flexibility.

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

Also included in investments in unconsolidated companies is the Buzios land joint venture which is 50% owned and accounted for using the cost method. In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of a State Environmental Park which is being created in the area. The compulsory purchase of the land will therefore be carried out by the State of Rio de Janeiro. OEH is currently in negotiation to recover its investment in the project based on the State’s decision to purchase the land.

Summarized financial data for OEH’s unconsolidated companies are as follows:

	September 30, 2013	December 31, 2012
	$’000	$’000

Current assets	63,958	75,339

Property, plant and equipment, net	358,623	354,640
Other assets	3,838	3,806
Non-current assets	362,461	358,446

Total assets	426,419	433,785

Current liabilities	151,178	165,413

Long-term debt	38,889	45,985
Other liabilities	125,474	115,763
Non-current liabilities	164,363	161,748

Total shareholders’ equity	110,878	106,624

Total liabilities and shareholders’ equity	426,419	433,785

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$’000	$’000	$’000	$’000

Revenue	45,484	41,635	125,091	115,498

Gross profit[1]	21,929	25,495	66,770	64,835

Net earnings[2]	3,763	3,202	9,259	7,881
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

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at September 30, 2013, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2018, $17,775,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $1,353,000 of its debt obligations. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At September 30, 2013, long-term debt obligations totaling $81,901,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing, although this non-compliance is not expected to have a material impact on OEH’s financial flexibility.  OEH and its joint venture partner have each guaranteed $10,153,000 of the debt obligations, and $674,000 of a working capital loan facility.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2013	December 31, 2012
	$’000	$’000

Land and buildings	1,027,016	1,054,171
Machinery and equipment	207,990	193,941
Fixtures, fittings and office equipment	223,261	206,135
River cruise ship and canal boats	18,549	18,255

	1,476,816	1,472,502
Less: Accumulated depreciation	(328,835)	(300,899)

Total property, plant and equipment, net	1,147,981	1,171,603

The major classes of assets under capital leases included above are as follows:

	September 30, 2013	December 31, 2012
	$’000	$’000

Land and buildings	—	—
Machinery and equipment	891	918
Fixtures, fittings and office equipment	106	103

	997	1,021
Less: Accumulated depreciation	(884)	(829)

Total assets under capital leases	113	192

The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2013 was $10,614,000 (September 30, 2012 - $10,421,000) and $34,198,000 (September 30, 2012 - $31,212,000), respectively.

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $186,543,000 at September 30, 2013 (December 31, 2012 - $183,793,000) is separately disclosed on the condensed consolidated balance sheets.

During the nine months ended September 30, 2013, OEH recorded a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of La Samanna, St. Martin, French West Indies based on a strategic review of its assets in the first quarter of 2013. The carrying value was written down to the hotel’s fair value. There were no impairments in the three months ended September 30, 2013 and the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, OEH capitalized interest in the amount of $Nil (September 30, 2012 - $1,003,000) and $1,088,000 (September 30, 2012 - $2,905,000), respectively. All amounts capitalized were recorded in property, plant and equipment.

7.    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	Hotels & restaurants	Trains & cruises	Total
	$'000	$'000	$'000

Balance at January 1, 2013	153,287	7,991	161,278
Impairment	—	—	—
Foreign currency translation adjustment	(1,659)	(18)	(1,677)

Balance at September 30, 2013	151,628	7,973	159,601

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

There were no triggering events in the nine months ended September 30, 2013 that would have required OEH to reassess the carrying value of goodwill.

8.    Other intangible assets

Other intangible assets consist of the following as of September 30, 2013:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2013	12,971	1,692	7,100	21,763
Foreign currency translation adjustment	(1,298)	(10)	—	(1,308)

Balance at September 30, 2013	11,673	1,682	7,100	20,455

Accumulated amortization:
Balance at January 1, 2013	2,248	907		3,155
Charge for the period	215	101		316
Foreign currency translation adjustment	(241)	(4)		(245)

Balance at September 30, 2013	2,222	1,004		3,226

Net book value:
At September 30, 2013	9,451	678	7,100	17,229

At December 31, 2012	10,723	785	7,100	18,608

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Total amortization expense for the three and nine months ended September 30, 2013 was $88,000 (September 30, 2012 - $124,000) and $316,000 (September 30, 2012 - $368,000), respectively.  Estimated total amortization expense for the remainder of the year ending December 31, 2013 is $105,000 and for each of the years ending December 31, 2014 to December 31, 2018 is $421,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	September 30, 2013	December 31, 2012
	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment, payable over periods of one to 20 years, with a weighted average interest rate of 4.21% and 4.14%, respectively	546,096	521,494
Obligations under capital lease	28	66

Total long-term debt and obligations under capital lease	546,124	521,560

Less: Current portion	194,823	90,115

Non-current portion of long-term debt and obligations under capital lease	351,301	431,445

For the renovation of El Encanto hotel, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progresses. At September 30, 2013, OEH had borrowed $40,269,000 (December 31, 2012 - $25,749,000) under this facility.  The loan has a maturity of three years, with two one year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

In December 2012, OEH entered into a $50,000,000 loan secured by Grand Hotel Europe. The first tranche of $24,000,000 was drawn in the nine months ended September 30, 2013 and used for general corporate purposes, including repayment of $4,000,000 of existing debt secured by the hotel. The second tranche of $26,000,000 will be used for the hotel's refurbishment project. From this second tranche, $2,000,000 has been drawn in the nine months ended September 30, 2013. Annual interest on both tranches is 7.0% over LIBOR and the facility has a maturity of five years.

In July 2013, OEH entered into a new loan facility for $24,000,000 secured by The Inn at Perry Cabin and ‘21’ Club. Annual interest is 3.0% over LIBOR and the facility has a maturity of five years. Of these loan proceeds, $17,130,000 was used to repay existing debt secured by these properties.

In August 2013, OEH signed a new loan facility secured by Le Manoir aux Quat’Saisons and Reid’s Palace. The loan consists of two tranches – €15,000,000 (equivalent to $20,306,000 at September 30, 2013) relating to Reid’s Palace and £12,981,000 (equivalent to $21,030,000 at September 30, 2013) relating to Le Manoir aux Quat’Saisons. The euro tranche has annual interest of 4.0% above EURIBOR and a maturity of 18 months, and the sterling tranche has annual interest of 3.75% over LIBOR and a maturity of five years. The loan proceeds were used to repay existing debt secured by these properties.

At September 30, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $741,000 outstanding on this loan has been classified as a current portion of debt. This facility matures in the first quarter of 2014.

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

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25,000,000. At September 30, 2013, no cross-default provision in a loan facility had been triggered.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2013:

$’000

Remainder of 2013	8,673
2014	190,851
2015	253,509
2016	11,675
2017	24,630
2018	34,294
2019 and thereafter	22,492

Total long-term debt and obligations under capital lease	546,124

The Company has guaranteed $410,098,000 of the long-term debt of its subsidiary companies as at September 30, 2013 (December 31, 2012 - $341,078,000).

Deferred financing costs related to the above outstanding long-term debt were $11,408,000 at September 30, 2013 (December 31, 2012 - $13,694,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The debt of Charleston Center LLC, a consolidated VIE, of $96,600,000 at September 30, 2013 (December 31, 2012 - $97,945,000) is non-recourse to OEH and separately disclosed on the condensed consolidated balance sheets.  The debt, entered into in October 2010, was extended at Charleston Center’s option in October 2013 to give a revised maturity of October 2014, with a further one year extension option, and the interest rate is at LIBOR plus a margin of 3.50% per annum.

(b)                              Working capital facilities

OEH had approximately $3,023,000 of working capital facilities at September 30, 2013 (December 31, 2012 - $4,473,000) of which $3,023,000 was undrawn at September 30, 2013 (December 31, 2012 - $4,473,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2013	December 31, 2012
	$’000	$’000

Interest rate swaps (see Note 18)	2,348	5,021
Long-term accrued interest on subordinated debt at Charleston Place	15,190	14,740
Cash-settled stock appreciation rights plan	70	96
Deferred lease incentive	398	468
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea	1,219	1,186

Total other liabilities	19,225	21,511

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	297	288	888	862
Expected return on assets	(230)	(211)	(686)	(632)
Net amortization and deferrals	231	224	689	671

Net periodic benefit cost	298	301	891	901

During the three and nine months ended September 30, 2013 contributions were made to OEH’s U.K. defined benefit pension plan of $504,000 (September 30, 2012 - $512,000) and $1,503,000 (September 30, 2012 - $1,484,000), respectively. OEH anticipates contributing an additional $665,000 to fund the plan in 2013 for a total of $2,168,000.

12.    Income taxes

In the three and nine months ended September 30, 2013, the income tax provisions were $11,767,000 (September 30, 2012 - $6,590,000) and $9,635,000 (September 30, 2012 - $13,316,000), respectively.

The provision for income taxes in the nine months ended September 30, 2013 was lower than the comparable periods ended September 30, 2012 due primarily to a release in uncertain tax provisions of $3,924,000 in the first quarter of 2013 following conclusion of inquiries by the tax authorities. The provision for income taxes in the three months to September 30, 2013 was higher than the three months to September 30, 2012 due primarily to increased earnings before tax in the three months ended September 30, 2013.

13.    Supplemental cash flow information

	Nine months ended
	September 30, 2013	September 30, 2012
	$’000	$’000

Cash paid during the period for:

Interest	19,448	21,674

Income taxes, net of refunds	13,336	19,441

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $578,000 for the nine months ended September 30, 2013 (September 30, 2012 - $324,000).

14.    Restricted cash

The major balances in restricted cash are as follows:

	September 30, 2013	December 31, 2012
	$’000	$’000

Cash deposits required to be held with lending banks for the duration of the debt to support OEH’s payment of interest and principal	14,288	16,013
Escrow deposits and other restricted cash at Porto Cupecoy	347	4,079
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	1,418	788
Security required under the European Union Package Travel Directive	206	200

Total restricted cash	16,259	21,080

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheet at September 30, 2013 was $12,947,000.

15.    Share-based compensation plans

At September 30, 2013, OEH had four share-based compensation plans.  The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and nine months ended September 30, 2013 was $2,645,000 (September 30, 2012 - $818,000) and $6,531,000 (September 30, 2012 - $4,400,000), respectively. The total compensation cost related to unexercised options and unvested share awards at September 30, 2013 to be recognized over the period October 1, 2013 to September 30, 2016, was $13,430,000 and the weighted average period over which it is expected to be recognized is 28 months. Measured from the grant date, substantially all awards of deferred shares, restricted shares and stock appreciation rights have a maximum term of three years, and substantially all awards of share options have a maximum term of 10 years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the nine months ended September 30, 2013.

(a)          2007 stock appreciation rights plan

Previously awarded cash-settled stock appreciation rights awarded under the Company’s 2007 stock appreciation rights plan have been recorded as other liabilities with a fair value of $70,000 at September 30, 2013 (December 31, 2012 - $96,000). See Note 10.

(b)          2009 share award and incentive plan

During the nine months ended September 30, 2013, the following awards were made under the 2009 share award and incentive plan on the following dates.

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

	Deferred shares without performance criteria	Restricted shares without performance criteria	Restricted shares without performance criteria
Expected share price volatility	50%	50%	43%
Risk-free interest rate	0.57%	0.57%	0.13%
Expected dividends per share	$—	$—	$—
Expected life of awards	3 years	3 years	1 year

August 14, 2013:

•	deferred shares without performance criteria covering 40,000 class A common shares vesting on August 14, 2016 at a purchase price of $0.01 per share.

Deferred shares without performance criteria
Expected share price volatility	48%
Risk-free interest rate	0.67%
Expected dividends per share	$—
Expected life of awards	3 years

16.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $5,412,000 at September 30, 2013 (December 31, 2012 - $9,650,000).

As part of the consideration for the acquisition of Grand Hotel Timeo and Villa Sant’Andrea in January 2010, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Villa Sant’Andrea. At September 30, 2013, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid). See Note 10.

In the three months ended March 31, 2013, Copacabana Palace hotel was inspected by the Rio State Consumer Protection Agency and found to be in violation of certain consumer protection regulations, thereby subjecting the hotel to a potential fine for these infractions up to a maximum amount of $3,600,000. On July 8, 2013, a fine in the amount of $140,000 was imposed by the agency. This amount was not disputed by OEH and has now been settled.

On February 5, 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns the Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL has further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia.  SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda.  Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date.  Management cannot estimate the range of possible loss and OEH has made no reserves in respect of this matter.  If any such claims were brought, OEH would vigorously defend its interests.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $3,977,000 at September 30, 2013, have not been recognized by OEH because of the uncertainty of collectability.

Future rental payments as at September 30, 2013 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2013	2,445
2014	9,505
2015	9,425
2016	9,270
2017	9,267
2018	8,464
2019 and thereafter	67,065

Future rental payments under operating leases	115,441

Rental expense for the three and nine months ended September 30, 2013 amounted to $2,551,000 (September 30, 2012 - $2,426,000) and $7,864,000 (September 30, 2012 - $7,888,000), respectively.

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

The following tables summarize the valuation of OEH’s financial instruments recorded at fair value by the fair value hierarchy at September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2013	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	8	—	8

Total assets	—	8	—	8

Liabilities at fair value:
Derivative financial instruments	—	(5,556)	—	(5,556)

Total net liabilities	—	(5,548)	—	(5,548)

	Level 1	Level 2	Level 3	Total
December 31, 2012	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	6	—	6

Total assets	—	6	—	6

Liabilities at fair value:
Derivative financial instruments	—	(8,879)	—	(8,879)

Total net liabilities	—	(8,873)	—	(8,873)

During the three and nine months ended September 30, 2013, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of OEH's long-term debt as of September 30, 2013 and December 31, 2012 were as follows:

		September 30, 2013		December 31, 2012
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion, excluding obligations under capital leases	Level 3	546,096	560,454	521,494	533,783

Long-term debt, including current portion, held by consolidated variable interest entities	Level 3	96,600	96,642	97,945	99,656

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair value of OEH’s non-financial assets measured on a non-recurring basis for the nine months ended September 30, 2013 was as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in the nine months ended September 30, 2013 $’000
Property, plant and equipment	45,000	—	—	45,000	(35,680)

During the first quarter of 2013, OEH performed a strategic review of its assets and as a consequence, property, plant and equipment at La Samanna with a carrying value of $80,680,000 was written down to the hotel’s fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000. There were no impairments in the three months ended September 30, 2013 or the three and nine months ended September 30, 2012. This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

18.    Derivatives and hedging activities

Risk management objective of using derivatives

OEH enters into derivative financial instruments with the objective to manage its exposures to future movements in interest rates on its borrowings.

Cash flow hedges of interest rate risk

OEH’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, OEH primarily uses interest rate swaps as part of its interest rate risk management strategy. An interest rate swap is a transaction between two parties in which each agrees to exchange, or swap, interest payments where the interest payment amounts are tied to different interest rates or indices for a specified period of time and are based on a notional amount of principal.  During the three and nine months ended September 30, 2013, interest rate swaps were used to hedge the variable cash flows associated with existing variable interest rate debt.

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

As of September 30, 2013 and December 31, 2012, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2013	December 31, 2012
	’000	’000

Interest Rate Swaps	€138,625	€142,094
Interest Rate Swaps	$69,650	$104,259

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of September 30, 2013, OEH had interest rate options with a fair value of $8,000 (December 31, 2012 - $6,000) and a notional amount of €74,125,000 and $52,920,000 (December 31, 2012 - €76,469,000 and $53,760,000) that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of September 30, 2013 and December 31, 2012:

	Liability derivatives
		Fair value as of	Fair value as of
		September 30, 2013	December 31, 2012
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Accrued liabilities	(3,208)	(3,858)
Interest Rate Swaps	Other liabilities	(2,348)	(5,021)

Total		(5,556)	(8,879)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other assets	8	6
Interest Rate Swaps	Accrued liabilities	—	—
Interest Rate Swaps	Other liabilities	—	—

Total		8	6

Offsetting

There was no offsetting within derivative assets or derivative liabilities at September 30, 2013 and December 31, 2012. However, these derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income for cash flow hedges of interest rate risk is shown in Note 19. At September 30, 2013, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $3,113,000. During the three months ended September 30, 2013, the loan designated as a net investment hedge was repaid and no foreign currency translation adjustments were recorded. Movements in other comprehensive income/(loss) for net investment hedges, recorded through foreign currency translation adjustments for the three and nine months ended September 30, 2013 were $Nil (September 30, 2012 - $571,000 loss) and a $72,000 loss (September 30, 2012 - $249,000 gain), respectively.

Derivative movements not included in other comprehensive income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$’000	$’000	$’000	$’000

Amount of gain/(loss) recognized in interest expense for the ineffective portion of derivatives	—	(65)	37	(218)

Amount of gain/(loss) recognized in interest expense for derivatives not designated as hedging instruments	(35)	(17)	(64)	(50)

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of September 30, 2013, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $5,556,000 (December 31, 2012 - $8,879,000). If OEH breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $5,569,000 (December 31, 2012 - $8,946,000).

Non-derivative financial instruments — net investment hedges

OEH used certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designated its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  During the three months ended September 30, 2013, the loan designated in the net investment hedge was repaid. These contracts were included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $Nil at September 30, 2013 (December 31, 2012 - $44,166,000, being a liability of OEH).

19.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Nine months ended September 30, 2013	$’000	$’000	$’000	$’000

Balance at January 1, 2013	(67,135)	(5,976)	(13,270)	(86,381)

Other comprehensive income/(loss) before reclassifications	(12,500)	(566)	(249)	(13,315)

Amounts reclassified from AOCI	—	2,696	—	2,696

Net current period other comprehensive income/(loss)	(12,500)	2,130	(249)	(10,619)

Balance at September 30, 2013	(79,635)	(3,846)	(13,519)	(97,000)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	September 30, 2013	September 30, 2012
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	912	3,126	Interest expense

Total reclassifications for the period	912	3,126

	Amount reclassified from AOCI
	Nine months ended
	September 30, 2013	September 30, 2012
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,696	5,126	Interest Expense

Total reclassifications for the period	2,696	5,126

20.    Segment information

OEH’s operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. The chief operating decision maker is the Chief Executive Officer. OEH’s operating segments are aggregated into three reporting segments, (i) hotels and restaurants - earnings derived from hotels and restaurants which it owns, jointly owns or manages, (ii) tourist trains and cruises - earnings derived from train and cruise businesses which it owns, jointly owns or manages, and (iii) real estate - earnings derived from the development and sale of real estate which it owns. OEH’s operating segments are grouped into various geographical regions. At September 30, 2013, hotels are located in the United States, Caribbean, Mexico, Europe, southern Africa, South America, and Southeast Asia, a restaurant is located in New York, tourist trains operate in Europe, Southeast Asia and Peru, two river cruise businesses operate in Myanmar (Burma) and one canal boat business operates in France, and real estate development is located in the Caribbean and Southeast Asia. Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”).

The following tables present revenues, adjusted earnings by segment, earnings from unconsolidated companies and capital expenditure for OEH’s reportable segments.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:	$’000	$’000	$’000	$’000

Owned hotels - Europe	97,331	83,560	188,568	170,198
- North America	29,957	21,659	96,729	80,719
- Rest of World	31,937	25,890	106,174	98,306
Hotel management/part ownership interests	1,562	1,395	4,332	4,073
Restaurants	2,956	2,078	11,183	9,886
Hotels and restaurants	163,743	134,582	406,986	363,182
Tourist trains and cruises	23,446	23,262	56,123	55,698
Real estate	—	650	—	650

Total revenue	187,189	158,494	463,109	419,530

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Adjusted earnings by segment:	$’000	$’000	$’000	$’000

Owned hotels - Europe	43,103	34,517	63,281	53,720
- North America	3,481	1,813	17,156	15,899
- Rest of World	6,828	4,240	25,040	23,108
Hotel management/part ownership interests	1,506	809	1,297	1,701
Restaurants	(603)	(642)	256	181
Hotels and restaurants	54,315	40,737	107,030	94,609
Tourist trains and cruises	7,834	8,047	14,580	15,736
Real estate	—	(612)	—	(612)

Reconciliation to net earnings/(losses):
Total adjusted earnings by segment	62,149	48,172	121,610	109,733

Impairment of property, plant and equipment	—	—	(35,680)	—
Central overheads	(9,464)	(8,184)	(29,387)	(27,833)
Depreciation and amortization	(10,702)	(10,545)	(34,514)	(31,580)
Interest income	241	210	763	851
Interest expense	(8,878)	(9,148)	(24,474)	(23,407)
Foreign currency, net	(2,480)	(57)	528	(655)
Benefit/(provision) for income taxes	(11,767)	(6,590)	(9,635)	(13,316)
Share of benefit from/(provision for) income taxes of unconsolidated companies	(1,928)	(761)	(904)	(1,748)

Earnings/(losses) from continuing operations	17,171	13,097	(11,693)	12,045
Earnings/(losses) from discontinued operations	(1,046)	4,585	(1,851)	3,528

Net earnings/(losses)	16,125	17,682	(13,544)	15,573

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Earnings from unconsolidated companies, net of tax:	$’000	$’000	$’000	$’000

Hotels and restaurants
Hotel management/part ownership interests	(485)	(1,880)	(1,485)	(596)
Tourist trains and cruises	2,548	3,639	6,181	4,658

Total earnings from unconsolidated companies, net of tax	2,063	1,759	4,696	4,062

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Capital expenditure:	$’000	$’000	$’000	$’000

Owned hotels - Europe	2,076	3,741	8,517	15,755
- North America	8,237	10,810	29,539	33,327
- Rest of World	2,080	8,291	9,398	14,840
Restaurants	78	1,040	197	1,478
Hotels and restaurants	12,471	23,882	47,651	65,400
Tourist trains and cruises	1,539	487	4,612	2,940

Unallocated corporate	41	72	190	609

Total capital expenditure	14,051	24,441	52,453	68,949

Financial information regarding geographic areas based on the location of properties is as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue:	$’000	$’000	$’000	$’000

Europe	118,199	105,027	235,869	220,700
North America	32,913	24,387	107,912	91,255
Rest of World	36,077	29,080	119,328	107,575

Total revenue	187,189	158,494	463,109	419,530

21.    Related party transactions

OEH manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which OEH has a 25% ownership interest. In the three and nine months ended September 30, 2013, OEH earned management fees from Eastern and Oriental Express Ltd. of $12,000 (September 30, 2012 - $50,000) and $245,000 (September 30, 2012 - $232,000), respectively, which are recorded in revenue. The amount due to OEH from Eastern and Oriental Express Ltd. at September 30, 2013 was $5,801,000 (December 31, 2012 - $5,005,000).

OEH manages, under long-term contracts in Peru, the Hotel Monasterio, Palacio Nazarenas, Machu Picchu Sanctuary Lodge, Hotel Rio Sagrado, Peru Rail and Ferrocarril Transandino, in all of which OEH has a 50% ownership interest. OEH provides loans, guarantees and other credit accommodation to these joint ventures.  In the three and nine months ended September 30, 2013, OEH earned management and guarantee fees from its Peruvian joint ventures of $2,386,000 (September 30, 2012 - $2,206,000)

and $6,074,000 (September 30, 2012 - $5,940,000), respectively, which are recorded in revenue.  The amount due to OEH from its Peruvian joint ventures at September 30, 2013 was $5,632,000 (December 31, 2012 - $6,398,000).

OEH manages, under long-term contract, the Hotel Ritz, Madrid, in which OEH has a 50% ownership interest. In the three and nine months ended September 30, 2013, OEH earned $248,000 (September 30, 2012 - $247,000) and $746,000 (September 30, 2012 - $765,000), respectively, in management fees from the Hotel Ritz, Madrid which are recorded in revenue, and $152,000 (September 30, 2012 - $162,000) and $437,000 (September 30, 2012 - $502,000), respectively, in interest income.  The amount due to OEH from the Hotel Ritz, Madrid at September 30, 2013 was $28,871,000 (December 31, 2012 - $24,128,000).  See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Hotels at September 30, 2013 consisted of 35 deluxe hotels, 30 of which were wholly or majority owned or, in the case of Charleston Place Hotel, owned by a consolidated variable interest entity. El Encanto, Santa Barbara, California, an owned hotel, opened in March 2013 after renovation. The 30 owned hotels are referred to in this discussion as “owned hotels” of which 11 were located in Europe, six in North America and 13 in the rest of the world.

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

Results of Operations

OEH’s operating results for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, expressed as a percentage of revenue, are as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	%	%	%	%

Revenue:
Owned hotels - Europe	52.0	52.7	40.7	40.6
- North America	16.0	13.7	20.9	19.2
- Rest of World	17.1	16.3	22.9	23.4
Hotel management/part ownership interests	0.8	0.9	0.9	1.0
Restaurants	1.6	1.3	2.4	2.4
Hotels and restaurants	87.5	84.9	87.9	86.6
Tourist trains and cruises	12.5	14.7	12.1	13.3
Real estate	—	0.4	—	0.2
	100.0	100.0	100.0	100.0
Expenses:
Cost of services	43.0	44.4	44.5	44.9
Selling, general and administrative	31.0	32.0	36.8	36.9
Depreciation and amortization	5.7	6.7	7.5	7.5
Impairment of property, plant and equipment	—	—	7.7	—
Net finance costs	5.9	5.7	5.0	5.5
Earnings/(losses) before income taxes	14.4	11.3	(1.5)	5.1
Benefit/(provision) for income taxes	(6.3)	(4.2)	(2.1)	(3.2)
Earnings from unconsolidated companies	1.1	1.1	1.0	1.0
Net earnings/(losses) from continuing operations	9.2	8.3	(2.5)	2.9
Net earnings/(losses) from discontinued operations	(0.6)	2.9	(0.4)	0.8

Net earnings/(losses) as a percentage of revenue	8.6	11.2	(2.9)	3.7

Operating information for OEH’s owned hotels for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Average Daily Rate (in U.S. dollars)
Europe	922	801	827	743
North America	347	317	400	377
Rest of the world	385	362	393	375
Worldwide	587	535	528	491

Rooms Available
Europe	86,756	87,952	219,013	223,158
North America	70,346	61,882	204,454	189,464
Rest of the world	96,784	97,980	287,196	291,810
Worldwide	253,886	247,814	710,663	704,432

Rooms Sold
Europe	63,803	60,935	132,321	128,728
North America	47,872	40,197	140,085	126,727
Rest of the world	49,027	42,777	161,300	156,971
Worldwide	160,702	143,909	433,706	412,426

Occupancy (percentage)
Europe	74	69	60	58
North America	68	65	69	67
Rest of the world	51	44	56	54
Worldwide	63	58	61	59

RevPAR (in U.S. dollars)
Europe	678	555	499	429
North America	236	206	274	252
Rest of the world	195	158	221	202
Worldwide	372	311	322	287

			Change %
Three months ended September 30,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	678	555	22%	19%
North America	224	206	9%	8%
Rest of the world	195	158	23%	30%
Worldwide	373	311	20%	19%

			Change %
Nine months ended September 30,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	499	429	16%	14%
North America	272	252	8%	8%
Rest of the world	221	202	9%	13%
Worldwide	323	287	13%	12%

The same store RevPAR data for the three and nine months ended September 30, 2013 and September 30, 2012 exclude the operations of El Encanto.

Three months ended September 30, 2013 compared to three months ended September 30, 2012 and
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Overview

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The net earnings attributable to Orient-Express Hotels Ltd. for the three months ended September 30, 2013 were $16.1 million ($0.16 per common share) on revenue of $187.2 million, compared with net earnings of $17.7 million ($0.17 per common share) on revenue of $158.5 million in the prior period. OEH’s increased revenue was driven by ADR and occupancy growth worldwide and the impact of El Encanto, which opened in March 2013. The net earnings in the three months ended September 30, 2013 included losses from discontinued operations of $1.0 million, compared to earnings from discontinued operations of $4.6 million in the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The net loss attributable to Orient-Express Hotels Ltd. for the nine months ended September 30, 2013 was $13.6 million ($0.13 per common share) on revenue of $463.1 million, compared with net earnings of $15.4 million ($0.15 per common share) on revenue of $419.5 million in the prior period. OEH’s increased revenue was principally driven by ADR and occupancy growth worldwide and the impact of El Encanto, which opened in March 2013. The net loss in the nine months ended September 30, 2013 included losses from discontinued operations of $1.9 million and a non-cash impairment charge to property, plant and equipment of $35.7 million following a strategic review of assets. Earnings from discontinued operations were $3.5 million in the nine months ended September 30, 2012, and there were no impairments.

Revenue

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$ millions	$ millions	$ millions	$ millions

Owned hotels - Europe	97.3	83.6	188.6	170.2
- North America	30.0	21.7	96.7	80.7
- Rest of World	31.9	25.9	106.2	98.3
Hotel management/part ownership interests	1.6	1.4	4.3	4.1
Restaurants	3.0	2.1	11.2	9.9
Hotels and restaurants	163.7	134.6	407.0	363.2
Tourist trains and cruises	23.4	23.3	56.1	55.7
Real estate	—	0.7	—	0.7
	187.2	158.5	463.1	419.5

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Total revenue increased by $28.7 million, or 18%, from $158.5 million in the three months ended September 30, 2012 to $187.2 million in the three months ended September 30, 2013. Hotels and restaurants revenue increased by $29.1 million, or 22%, from $134.6 million in the three months ended September 30, 2012 to $163.7 million in the three months ended September 30, 2013. The increase in revenue was due to ADR and occupancy growth worldwide and the impact of El Encanto, which opened in March 2013. Revenue from tourist trains and cruises increased by $0.1 million, from $23.3 million in the three months ended September 30, 2012 to $23.4 million in the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Total revenue increased by $43.6 million, or 10%, from $419.5 million in the nine months ended September 30, 2012 to $463.1 million in the nine months ended September 30, 2013. Hotels and restaurants revenue increased by $43.8 million, or 12%, from $363.2 million in the nine months ended September 30, 2012 to $407.0 million in the nine months ended September 30, 2013. The increase in revenue was mainly due to ADR and occupancy growth worldwide and the impact of El Encanto, which opened in March 2013. Revenue from tourist trains and cruises increased by $0.4 million, or 1%, from $55.7 million in the nine months ended September 30, 2012 to $56.1 million in the nine months ended September 30, 2013.

Owned Hotels:  The change in revenue at owned hotels is analyzed on a regional basis as follows:

Europe

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Average daily rate (in U.S. dollars)	922	801	827	743
Rooms available	86,756	87,952	219,013	223,158
Rooms sold	63,803	60,935	132,321	128,728
Occupancy (percentage)	74	69	60	58
Same store RevPAR (in U.S. dollars)	678	555	499	429

Europe - Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue increased by $13.7 million, or 16%, from $83.6 million for the three months ended September 30, 2012 to $97.3 million for the three months ended September 30, 2013. Grand Hotel Europe and Hotel Cipriani saw the most meaningful revenue growth, with year-over-year increases of $4.7 million and $2.8 million, respectively, primarily as a result of the 2013 G20 Summit held in St. Petersburg in September and the effects of the Biennale arts festival in Venice. Exchange rate movements caused an increase in revenue of $2.3 million, due to the strengthening of the euro against the U.S. dollar. ADR increased from $801 in the three months ended September 30, 2012 to $922 in the three months ended September 30, 2013. Occupancy increased from 69% in the three months ended September 30, 2012 to 74% in the three months ended September 30, 2013. These increases translated into same store RevPAR growth of 19% in local currency and 22% in U.S. dollars, from $555 for the three months ended September 30, 2012 to $678 for the three months ended September 30, 2013.

Europe - Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue increased by $18.4 million, or 11%, from $170.2 million for the nine months ended September 30, 2012 to $188.6 million for the nine months ended September 30, 2013. Grand Hotel Europe and Hotel Cipriani saw the most meaningful revenue growth, with each property achieving a year-over-year increase of $4.7 million. Exchange rate movements caused an increase in revenue of $2.5 million, due to the strengthening of the euro against the U.S. dollar. ADR increased from $743 in the nine months ended September 30, 2012 to $827 in the nine months ended September 30, 2013. Occupancy increased from 58% in the nine months ended September 30, 2012 to 60% in the nine months ended September 30, 2013. These increases translated into same store RevPAR growth of 14% in local currency and 16% in U.S. dollars, from $429 for the nine months ended September 30, 2012 to $499 for the nine months ended September 30, 2013.

North America

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Average daily rate (in U.S. dollars)	347	317	400	377
Rooms available	70,346	61,882	204,454	189,464
Rooms sold	47,872	40,197	140,085	126,727
Occupancy (percentage)	68	65	69	67
Same store RevPAR (in U.S. dollars)	224	206	272	252

North America - Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue increased by $8.3 million, or 38%, from $21.7 million in the three months ended September 30, 2012 to $30.0 million in the three months ended September 30, 2013. Revenue growth in the third quarter was driven by El Encanto, which recorded revenue in the quarter of $5.5 million during its first year of operations, and Charleston Place, which generated revenue growth of $2.1 million or 17%. On a same store basis, RevPAR increased from $206 in the three months ended September 30, 2012 to $224 for the three months ended September 30, 2013. This translated into an increase of 9% in U.S. dollars and 8% in local currency. North American ADR increased from $317 in the three months ended September 30, 2012 to $347 in the three months ended September 30, 2013. Occupancy increased from 65% for the three months ended September 30, 2012 to 68% for the three months ended September 30, 2013.

North America - Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue increased by $16.0 million, or 20%, from $80.7 million in the nine months ended September 30, 2012 to $96.7 million in the nine months ended September 30, 2013. Revenue growth was driven by El Encanto, which recorded revenue for the nine months ended September 30, 2013 of $9.9 million during its first year of operations, and Charleston Place, which generated revenue growth of $4.6 million or 11%. On a same store basis, RevPAR increased from $252 in the nine months ended September 30, 2012 to $272 for the nine months ended September 30, 2013. This translated into an increase of 8% in both local currency and U.S. dollars. North American ADR increased from $377 in the nine months ended September 30, 2012 to $400 in the nine months ended September 30, 2013. Occupancy increased from 67% for the nine months ended September 30, 2012 to 69% for the nine months ended September 30, 2013.

Rest of the World

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Average daily rate (in U.S. dollars)	385	362	393	375
Rooms available	96,784	97,980	287,196	291,810
Rooms sold	49,027	42,777	161,300	156,971
Occupancy (percentage)	51	44	56	54
Same store RevPAR (in U.S. dollars)	195	158	221	202

Total Rest of the World - Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue increased by $6.0 million, from $25.9 million in the three months ended September 30, 2012 to $31.9 million in the three months ended September 30, 2013. Exchange rate movements caused a decrease in revenue of $1.1 million, due to the strengthening of the U.S. dollar against the South African rand, the Botswanan pula and the Indonesian rupiah. The ADR for the Rest of the World region increased from $362 in the three months ended September 30, 2012 to $385 for the three months ended September 30, 2013. Occupancy increased from 44% for the three months ended September 30, 2012 to 51% for the three months ended September 30, 2013. Same store RevPAR increased by 23% in U.S. dollars from $158 in the three months ended September 30, 2012 to $195 for the three months ended September 30, 2013, an increase of 30% when measured in local currency.

Total Rest of the World - Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue increased by $7.9 million, from $98.3 million in the nine months ended September 30, 2012 to $106.2 million in the nine months ended September 30, 2013. Exchange rate movements caused a decrease in revenue of $2.5 million, due to the strengthening of the U.S. dollar against the South African rand, the Botswanan pula and the Indonesian rupiah. The ADR for the Rest of the World region increased from $375 in the nine months ended September 30, 2012 to $393 for the nine months ended September 30, 2013. Occupancy increased from 54% for the nine months ended September 30, 2012 to 56% for the nine months ended September 30, 2013. Same store RevPAR increased by 9% in U.S. dollars from $202 in the nine months ended September 30, 2012 to $221 for the nine months ended September 30, 2013, an increase of 13% when measured in local currency.

The change in revenue at owned hotels in the Rest of the World segment is further analyzed as follows:

South America - Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue for the South American region collectively increased by $4.7 million, or 35%, from $13.6 million in the three months ended September 30, 2012 to $18.3 million in the three months ended September 30, 2013. This was primarily the result of a $4.8 million increase in revenue from Copacabana Palace, where the main building of the hotel was closed for a planned renovation for the majority of the second half of 2012. Same store RevPAR in U.S. dollars for the South American region increased by 45%, primarily as a result of a 15 percentage point increase in occupancy, which was driven by a 34 percentage point increase in occupancy at Copacabana Palace.

South America - Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue for the South American region collectively increased by $3.8 million, or 6%, from $61.0 million in the nine months ended September 30, 2012 to $64.8 million in the nine months ended September 30, 2013. This was primarily the result of a $3.6 million increase in revenue from Copacabana Palace, where the main building of the hotel was closed for a planned renovation for the majority of the second half of 2012. A 4% increase in ADR for the South American region, from $415 in the nine months ended September 30, 2012 to $432 in the nine months ended September 30, 2013, combined with a three percentage point increase in occupancy, resulted in a same store RevPAR increase of 9% when measured in U.S. dollars, from $244 in the nine months ended September 30, 2012 to $267 in the nine months ended September 30, 2013.

Asia - Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue at OEH’s six Asian hotels collectively decreased by $0.1 million, or 1%, from $8.4 million in the three months ended September 30, 2012 to $8.3 million in the three months ended September 30, 2013. Exchange rate movements caused a decrease in revenue of $0.5 million, due to the strengthening of the U.S. dollar against the Indonesian rupiah. ADR increased by 5%, from

$316 in the three months ended September 30, 2012 to $332 for the three months ended September 30, 2013, offset by a decrease in occupancy from 62% in the three months ended September 30, 2012 to 57% for the three months ended September 30, 2013. These movements translated into an increase in same store RevPAR of 3% when measured in local currency, but a decrease of 3% when measured in U.S. dollars.

Asia - Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue at OEH’s six Asian hotels collectively increased by $1.9 million, or 8%, from $23.2 million in the nine months ended September 30, 2012 to $25.1 million in the nine months ended September 30, 2013, led by The Governor’s Residence as Myanmar’s popularity as a tourist destination continues to grow. Exchange rate movements caused a decrease in revenue of $0.6 million, due to the strengthening of the U.S. dollar against the Indonesian rupiah. ADR increased by 9%, from $298 in the nine months ended September 30, 2012 to $325 for the nine months ended September 30, 2013, offset by a decrease in occupancy from 60% in the nine months ended September 30, 2012 to 59% for the nine months ended September 30, 2013. These movements translated into an increase in same store RevPAR of 11% when measured in local currency, and an increase of 8% when measured in U.S. dollars.

Africa - Three months ended September 30, 2013 compared to three months ended September 30, 2012

Africa revenue increased by $1.5 million, from $3.9 million in the three months ended September 30, 2012 to $5.4 million in the three months ended September 30, 2013. Revenue at the Company’s three safari camps in Botswana increased by $1.6 million due largely to a 26% increase in same store RevPAR in U.S. dollars plus revenue from third-party air services provided to guests previously reported net of related costs. Exchange rate movements caused a decrease in Africa revenue of $0.6 million, due to the strengthening of the U.S. dollar against the South African rand and the Botswanan pula. For the three months ended September 30, 2013, there was an 8% increase in ADR when compared to the same period in 2012, which combined with a three percentage point increase in occupancy to give a 22% increase in RevPAR when measured in in U.S. dollars, or a 40% increase when measured in local currency.

Africa - Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Africa revenue increased by $2.1 million, or 15%, from $14.2 million in the nine months ended September 30, 2012 to $16.3 million in the nine months ended September 30, 2013. Revenue at the Company’s three safari camps in Botswana increased by $2.9 million due largely to a 19% increase in same store RevPAR in U.S. dollars plus revenue from third-party air services provided to guests previously reported net of related costs. Exchange rate movements caused a decrease in Africa revenue of $1.9 million, due to the strengthening of the U.S. dollar against the South African rand and the Botswanan pula. For the nine months ended September 30, 2013, there was a 1% decrease in ADR when compared to the same period in 2012, which was offset by a four percentage point increase in occupancy to give a 9% increase in same store RevPAR when measured in in U.S. dollars, or a 25% increase when measured in local currency.

Hotel Management and Part-Ownership Interests:

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue increased by $0.2 million, from $1.4 million in the three months ended September 30, 2012 to $1.6 million in the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue increased by $0.2 million, from $4.1 million in the nine months ended September 30, 2012 to $4.3 million in the nine months ended September 30, 2013.

Restaurants:

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue at ‘21’ Club increased by $0.9 million, or 43%, from $2.1 million in the three months ended September 30, 2012 to $3.0 million in the three months ended September 30, 2013, primarily as a result of a one-week shorter August closure period in 2013 than in 2012 and a buyout in September 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue at ‘21’ Club increased by $1.3 million, or 13%, from $9.9 million in the nine months ended September 30, 2012 to $11.2 million in the nine months ended September 30, 2013, primarily as a result of increased banqueting revenue following the August 2012 renovation of the first floor banqueting space, plus a one-week shorter August closure period in 2013 than in 2012 and a buyout in September 2013.

Trains and Cruises:

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue increased by $0.1 million, from $23.3 million in the three months ended September 30, 2012 to $23.4 million in the three months ended September 30, 2013. Growth from Orcaella, OEH’s river cruise operation that launched in July in Myanmar and recorded revenue in the quarter of $0.8 million, was offset by decreases from Afloat in France and Northern Belle, which continued to feel the effects of a sluggish European economy. Exchange rate movements caused a decrease in revenue of $0.4 million, due to the strengthening of the U.S. dollar against the British pound.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue increased by $0.4 million, or 1%, from $55.7 million in the nine months ended September 30, 2012 to $56.1 million in the nine months ended September 30, 2013. Growth of $2.9 million from Road To Mandalay, due to the increasing popularity of Myanmar as a tourist destination, was offset by decreases from the Venice Simplon-Orient-Express and from day train operations based in the U.K. Exchange rate movements caused a decrease in revenue of $0.9 million, due to the strengthening of the U.S. dollar against the British pound.

Cost of services

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Cost of services increased by $10.0 million, or 14%, from $70.4 million in the three months ended September 30, 2012 to $80.4 million in the three months ended September 30, 2013. Cost of services were 43% of revenue in the three months ended September 30, 2013 compared to 44% of revenue in the three months ended September 30, 2012. Exchange rate movements caused an increase of $0.1 million compared to the same period last year.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Cost of services increased by $17.4 million, or 9%, from $188.6 million in the nine months ended September 30, 2012 to $206.0 million in the nine months ended September 30, 2013. Cost of services were 44% of revenue in the nine months ended September 30, 2013 compared to 45% of revenue in the nine months ended September 30, 2012. Exchange rate movements caused a decrease of $0.5 million compared to the same period last year.

Selling, general and administrative expenses

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Selling, general and administrative expenses increased by $7.4 million, or 15%, from $50.7 million in the three months ended September 30, 2012 to $58.1 million in the three months ended September 30, 2013. Selling, general and administrative expenses were 31% of revenue in the three months ended September 30, 2013 compared to 32% of revenue in the three months ended September 30, 2012. Exchange rate movements caused a decrease of $0.4 million compared to the same period last year.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Selling, general and administrative expenses increased by $15.6 million, or 10%, from $154.9 million in the nine months ended September 30, 2012 to $170.5 million in the nine months ended September 30, 2013. Selling, general and administrative expenses were 37% of revenue in the nine months ended September 30, 2013 and the nine months ended September 30, 2012. Exchange rate movements caused a decrease of $1.1 million compared to the same period last year.

Depreciation and amortization

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Depreciation and amortization increased by $0.2 million from $10.5 million in the three months ended September 30, 2012 to $10.7 million in the three months ended September 30, 2013. The increase was due to significant capital expenditures during 2012 and the opening of El Encanto in March 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Depreciation and amortization increased by $2.9 million from $31.6 million in the nine months ended September 30, 2012 to $34.5 million in the nine months ended September 30, 2013. The increase was due to significant capital expenditures during 2012 and the opening of El Encanto in March 2013.

Impairment of property, plant and equipment

Three months ended September 30, 2013 compared to three months ended September 30, 2012

There were no impairments of property, plant and equipment recorded in the three months ended September 30, 2013 or the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Following a strategic review of OEH’s assets, an impairment was recorded for property, plant and equipment of $35.7 million in the nine months ended September 30, 2013 compared to $Nil in the nine months ended September 30, 2012. The non-cash impairment in 2013 related to property, plant and equipment at La Samanna, where the carrying value was written down to the hotel’s fair value.

Adjusted earnings by segment

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“adjusted earnings by segment”). Segment performance for the three and nine months ended September 30, 2013 and 2012 is analyzed as follows:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$ millions	$ millions	$ millions	$ millions

Adjusted earnings by segment:
Owned hotels - Europe	43.1	34.5	63.3	53.7
- North America	3.5	1.8	17.2	15.9
- Rest of World	6.8	4.2	25.0	23.1
Hotel management/part ownership interests	1.5	0.8	1.3	1.7
Restaurants	(0.6)	(0.6)	0.3	0.2
Hotels and restaurants	54.3	40.7	107.0	94.6
Tourist trains and cruises	7.8	8.0	14.6	15.7
Real estate	—	(0.6)	—	(0.6)

Reconciliation to net earnings/(losses):
Total adjusted earnings by segment	62.1	48.2	121.6	109.7

Impairment of property, plant and equipment	—	—	(35.7)	—
Central overheads	(9.5)	(8.2)	(29.4)	(27.8)
Depreciation and amortization	(10.7)	(10.5)	(34.5)	(31.6)
Interest income	0.2	0.2	0.8	0.9
Interest expense	(8.9)	(9.1)	(24.5)	(23.4)
Foreign currency, net	(2.5)	(0.1)	0.5	(0.7)
Benefit/(provision) for income taxes	(11.8)	(6.6)	(9.6)	(13.3)
Share of benefit from/(provision for) income taxes of unconsolidated companies	(1.9)	(0.8)	(0.9)	(1.7)

Earnings/(losses) from continuing operations	17.2	13.1	(11.7)	12.0
Earnings/(losses) from discontinued operations	(1.0)	4.6	(1.9)	3.5

Net earnings/(losses)	16.1	17.7	(13.5)	15.6

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The European hotels collectively reported adjusted earnings by segment of $43.1 million for the three months ended September 30, 2013, an increase of $8.6 million, or 25%, from adjusted earnings by segment of $34.5 million for the same period in 2012. All the European properties showed growth, with the largest increase in the region coming from Grand Hotel Europe, with a $2.9 million or 70% increase due to 91% local currency RevPAR growth primarily as a result of the 2013 G20 Summit, which was held in St. Petersburg in September. Hotel Cipriani saw a $1.4 million increase due to the effects of the Biennale arts festival in Venice. As a percentage of European hotels revenue, the adjusted earnings by segment was 44% for the three months ended September 30, 2013 and 41% for the three months ended September 30, 2012.

Adjusted earnings by segment in the North American hotels region increased by $1.7 million, or 94%, from $1.8 million in the three months ended September 30, 2012 to $3.5 million in the three months ended September 30, 2013. This increase was primarily due to growth of $1.1 million at Charleston Place, which saw a year-over-year occupancy increase of seven percentage points, and $0.4 million at El Encanto, which opened in March 2013. As a percentage of North American hotels revenue, the adjusted earnings by segment margin increased from 8% in the three months ended September 30, 2012 to 12% in the three months ended September 30, 2013.

Adjusted earnings by segment in the Rest of the World hotels region increased by $2.6 million, or 62%, from $4.2 million in the three months ended September 30, 2012 to $6.8 million in the three months ended September 30, 2013. The greatest increase came from Copacabana Palace, where the main building of the hotel was closed for a planned renovation for the majority of the second half of 2012. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin increased from 16% for the three months ended September 30, 2012 to 21% for the three months ended September 30, 2013.

Adjusted earnings by segment in hotel management and part-ownership interests increased by $0.7 million, from $0.8 million in the three months ended September 30, 2012 to $1.5 million in the three months ended September 30, 2013, due to a $0.3 million increase from OEH’s joint venture hotels in Peru primarily as a result of Palacio Nazarenas, which is in its first full year of operations, and $0.3 million of cost savings related to the closure of the Singapore development office earlier in 2013.

Adjusted earnings by segment in restaurants was flat at $0.6 million loss in the three months ended September 30, 2013 and the three months ended September 30, 2012, as the $0.9 million increase in revenue was offset by increased local and corporate administrative and general costs as well as one-time management restructuring costs.

Adjusted earnings by segment in tourist trains and cruises decreased by $0.2 million, from $8.0 million in the three months ended September 30, 2012 to $7.8 million in the three months ended September 30, 2013. This decline was primarily due to a $0.5 million decrease for the Venice Simplon-Orient-Express train, where revenue is primarily in British pounds sterling but operating costs are mainly denominated in euros so that the weakening of sterling against the euro has had an adverse effect on earnings.

Central overheads increased by $1.3 million, or 16%, from $8.2 million in the three months ended September 30, 2012 to $9.5 million in the three months ended September 30, 2013. This increase was due to a $1.8 million increase in share-based compensation expense incurred in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, partially offset by a $0.5 million decrease in other central costs, primarily due to executive recruitment costs in the third quarter of 2012 and decreased legal and professional fees. As a percentage of revenue, central overheads were 5% in the three months ended September 30, 2013 and the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The European hotels collectively reported adjusted earnings by segment of $63.3 million for the nine months ended September 30, 2013, an increase of $9.6 million, or 18%, from $53.7 million for the same period in 2012. Growth was driven by Grand Hotel Europe, which recorded a $2.2 million increase primarily as a result of the 2013 G20 Summit, which was held in St. Petersburg in September, as well as the Italian hotels where RevPAR grew by 13% compared to the third quarter of 2012. Hotel Cipriani saw a $2.3 million increase due to the effects of the Biennale arts festival in Venice. As a percentage of European hotels revenue, the adjusted earnings by segment was 34% for the nine months ended September 30, 2013 compared to 32% for the nine months ended September 30, 2012.

Adjusted earnings by segment in the North American hotels region increased by $1.3 million, or 8%, from $15.9 million in the nine months ended September 30, 2012 to $17.2 million in the nine months ended September 30, 2013. This increase was principally due to Charleston Place, which contributed $3.2 million of growth, partially offset by pre-opening expenses at El Encanto of $2.2 million. As a percentage of North American hotels revenue, the adjusted earnings by segment margin decreased from 20% in the nine months ended September 30, 2012 to 18% in the nine months ended September 30, 2013.

Adjusted earnings by segment in the Rest of the World hotels region increased by $1.9 million, or 8%, from $23.1 million in the nine months ended September 30, 2012 to $25.0 million in the nine months ended September 30, 2013. This increase in earnings mainly related to Copacabana Palace, where the main building of the hotel was closed for a planned renovation for the majority of the second half of 2012. As a percentage of Rest of the World hotels revenue, the adjusted earnings by segment margin remained flat at 24% for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012.

Adjusted earnings by segment in hotel management and part-ownership interests decreased by $0.4 million, from earnings of $1.7 million in the nine months ended September 30, 2012 to $1.3 million in the nine months ended September 30, 2013, due primarily to increased losses from Hotel Ritz in Madrid.

Adjusted earnings by segment in restaurants increased by $0.1 million from $0.2 million in the nine months ended September 30, 2012 to $0.3 million in the nine months ended September 30, 2013.

Adjusted earnings by segment in tourist trains and cruises decreased by $1.1 million from $15.7 million in the nine months ended September 30, 2012 to $14.6 million in the nine months ended September 30, 2013. Growth of $2.1 million from Road To Mandalay, due to the increasing popularity of Myanmar as a tourist destination, was offset by decreases from the the Venice Simplon-Orient-Express and the day train operations based in the U.K., plus pre-opening costs of $0.4 million for Orcaella, which launched in July 2013.

Central overheads increased by $1.6 million, or 6%, from $27.8 million in the nine months ended September 30, 2012 to $29.4 million in the nine months ended September 30, 2013. This increase was due to a $2.1 million increase in share-based compensation expense incurred in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, partially offset by a $0.5 million decrease in other central costs, primarily due to executive recruitment costs in 2012 and decreased legal and professional fees. As a percentage of revenue, central overheads were 6% in the nine months ended September 30, 2013 and 7% in the nine months ended September 30, 2012.

Earnings/(losses) from operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Earnings from operations increased by $11.1 million, from $26.9 million in the three months ended September 30, 2012 to $38.0 million in the three months ended September 30, 2013, due to the factors described above.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Earnings from operations decreased by $28.1 million, from $44.5 million in the nine months ended September 30, 2012 to $16.4 million in the nine months ended September 30, 2013, due to the impairment charge and other factors described above.

Non-operating costs

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Non-operating costs increased by $2.1 million, or 23%, from $9.0 million for the three months ended September 30, 2012 to $11.1 million for the three months ended September 30, 2013. The increase is primarily due to a higher foreign exchange loss, which grew by $2.4 million, from $0.1 million in the three months ended September 30, 2012 to $2.5 million in the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Non-operating costs were flat at $23.2 million for the nine months ended September 30, 2013 and the nine months ended September 30, 2012. A $1.1 million increase in interest expense, due primarily to the fact that $2.9 million of interest was capitalized in the nine months ended September 30, 2012 compared to $1.1 million in the nine months ended September 30, 2013, was offset by a $1.2 million reduction in foreign exchange loss.

(Provision for)/benefit from income taxes

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The provision for income taxes increased by $5.2 million, from a provision of $6.6 million in the three months ended September 30, 2012 to a provision of $11.8 million in the three months ended September 30, 2013, due primarily to increase in underlying earnings before taxation.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The provision for income taxes decreased by $3.7 million, from a provision of $13.3 million in the nine months ended September 30, 2012 to a provision of $9.6 million in the nine months ended September 30, 2013, due primarily to a release in uncertain tax provisions of $3.9 million following conclusions of inquiries by the tax authorities during the nine months ended September 30, 2013.

Earnings from unconsolidated companies

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Earnings from unconsolidated companies net of tax increased by $0.3 million, from $1.8 million in the three months ended September 30, 2012 to $2.1 million in the three months ended September 30, 2013. An increase of $1.1 million in earnings from PeruRail was partially offset by an increase in the tax provision associated with earnings from unconsolidated companies, from $0.8 million in the three months ended September 30, 2012 to $1.9 million in the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Earnings from unconsolidated companies net of tax increased by $0.6 million, from $4.1 million in the nine months ended September 30, 2012 to $4.7 million in the nine months ended September 30, 2013. The tax provision associated with earnings from unconsolidated companies was $0.9 million in the nine months ended September 30, 2013, down from $1.7 million in the nine months ended September 30, 2012.

Net earnings/(losses) from discontinued operations

Three months ended September 30, 2013 compared to three months ended September 30, 2012

The losses from discontinued operations for the three months ended September 30, 2013 were $1.0 million, compared with earnings from discontinued operations for the three months ended September 30, 2012 of $4.6 million.

Losses from discontinued operations for the three months ended September 30, 2013 mainly related to Porto Cupecoy, which was sold in January 2013, but OEH retained ownership of three condominiums that were excluded from the disposal as they were under separate sales contracts at the time. The sales of two of these condominiums were completed during the three months ended September 30, 2013. Net losses from Porto Cupecoy of $1.7 million were offset by a tax benefit of $0.6 million recognized in relation to Keswick Hall. In January 2012, OEH completed the sale of Keswick Hall, but in the three months ended September 30, 2013, an additional tax credit was realized relating to the disposal.

Earnings from discontinued operations for the three months ended September 30, 2012 included a gain of $5.4 million on the disposal of The Observatory Hotel, which was sold in August 2012. This gain, along with earnings from The Westcliff and Keswick Hall, was offset by $1.0 million net losses from Porto Cupecoy.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

The losses from discontinued operations for the nine months ended September 30, 2013 were $1.9 million, compared with earnings for the nine months ended September 30, 2012 of $3.5 million.

Losses from discontinued operations for the nine months ended September 30, 2013 included a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, a tax gain of $0.4 million relating to The Westcliff, which was sold in December 2012, and a tax gain of $0.6 million relating to Keswick Hall, which was sold in January 2012. These gains were offset by operating losses from Porto Cupecoy of $3.3 million in the nine months ended September 30, 2013.

Earnings from discontinued operations for the nine months ended September 30, 2012 included a total gain of $10.0 million on the disposals of Keswick Hall, Bora Bora Lagoon Resort and The Observatory Hotel, which were sold in January, June and August 2012, respectively. These gains were offset by operating losses at Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall.

Liquidity and Capital Resources

Overview

OEH’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At September 30, 2013, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $642.7 million (December 31, 2012 - $619.5 million), including a current portion of $196.6 million (December 31, 2012 - $91.9 million) repayable within 12 months. Additionally, OEH had capital commitments at September 30, 2013 amounting to $5.4 million (December 31, 2012 - $9.7 million).

OEH had cash and cash equivalents of $153.1 million at September 30, 2013, compared to $93.4 million at December 31, 2012. In addition, OEH had restricted cash balances of $16.3 million, of which $3.3 million is classified in restricted cash on the consolidated balance sheets and $12.9 million is classified in other assets (December 31, 2012 - $21.1 million restricted cash). At September 30, 2013, there were undrawn amounts available to OEH under committed short-term lines of credit of $3.0 million (December 31, 2012 - $4.5 million), bringing total cash availability at September 30, 2013 to $156.2 million (December 31, 2012 - $97.9 million), excluding the restricted cash of $16.3 million (December 31, 2012 - $21.1 million). When assessing cash and cash equivalents within OEH, management considers the availability of those cash resources held within local business units to meet the strategic needs of OEH.

At September 30, 2013, OEH had $196.6 million of scheduled debt repayments due within one year. OEH expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing, refinancing maturing facilities, disposal of non-core assets or issuance of new debt or equity securities.

OEH has previously demonstrated the ability to refinance maturing facilities in challenging market conditions. Less challenging markets combined with a reduction in OEH’s leverage has improved its ability to obtain financing. This reduction in leverage is also expected to allow OEH access to other sources of financing such as the corporate bond and institutional loan markets.

OEH has experienced fluctuating revenues and adjusted earnings by segment in recent years, in part reflecting the economic uncertainties in the Eurozone and the weakening of the euro and other currencies against the U.S. dollar. In order to ensure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisers to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The availability of additional liquidity options to OEH will depend on the current economic and financial environment, OEH’s continued financial and operating performance and its continued compliance with financial covenants. As a result of possible future economic, financial and operating declines and potential non-compliance with debt covenants, however, OEH may have less flexibility in determining when and how to use the available cash flows to satisfy obligations and fund capital expenditures as debt may be called by the banks or OEH may be unable to refinance or obtain additional debt.

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

In the nine months ended September 30, 2013, OEH repaid debt principal, including scheduled amortization, of $88.3 million, part of which related to the refinancing of Reid’s Palace, Le Manoir aux Quat’Saisons, The Inn at Perry Cabin and ‘21’ Club.

Covenant Compliance

OEH has several loan facilities with commercial banks, most of which relate to specific hotel operations or other properties and are secured by a mortgage on particular properties. In most cases, the borrower is either the Company or a subsidiary owning the property and the loan is guaranteed by the Company.

The loan facilities generally place restrictions on the property-owning subsidiary’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants. Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Where the Company is the borrower or the guarantor, most facilities contain financial covenants which are based on OEH’s performance on a consolidated basis and typically include a quarterly interest coverage test, a minimum cash requirement test and a quarterly net worth test.

OEH recognizes the risk that a property-specific or group-consolidated loan covenant could be breached. Compliance with loan covenants is closely monitored as certain facilities may experience low headroom. In order to minimize this risk, OEH regularly prepares cash flow and other projections which are used to forecast covenant compliance under all loan facilities. If there is any likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in the borrowing costs.

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

At September 30, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $0.7 million outstanding on this loan, that matures in the first quarter of 2014, has been classified as a current portion of debt. In addition, two unconsolidated joint venture companies for which OEH provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru, in which OEH has a 50% interest, was out of compliance with a debt service coverage ratio covenant for a loan of $6.3 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and OEH anticipates the joint venture will rectify the breach through refinancing or renegotiating covenant terms. Although the banks currently remain entitled to do so, OEH does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
The Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at September 30, 2013 with the debt service coverage ratio in its first mortgage loan facility amounting to $81.9 million.  Although the loan is non-recourse to and not credit-supported by OEH or the joint venture partner in the hotel, each has provided separate partial guarantees of $10.2 million and a working capital guarantee of $0.7 million as of September 30, 2013, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. However, discussions continue to progress with the lender as to how to bring the hotel into long-term compliance. OEH does not expect the bank to call the loan and, therefore, does not believe the Company will be required to fund the guarantees.

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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital deficit of $71.5 million at September 30, 2013 (December 31, 2012 - surplus of $28.7 million). The main factors that contributed to the decrease in working capital were an increase in the current portion of long-term debt and obligations under capital leases, a decrease in assets of discontinued operations held for sale and the inclusion of a portion of restricted cash in other assets at September 30, 2013. Discussions have begun with the lenders on refinancing the debt falling due in the next 12 months.

Cash Flow - Sources and Uses of Cash

At September 30, 2013 and December 31, 2012, OEH had cash and cash equivalents of $153.1 million and $93.4 million, respectively. In addition, OEH had restricted cash of $16.3 million (of which $3.3 million is classified in restricted cash on the consolidated balance sheets and $12.9 million is classified in other assets) and $21.1 million as of September 30, 2013 and December 31, 2012, respectively.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $82.9 million compared to $55.0 million for the nine months ended September 30, 2012.

The results of operations are the primary driver of operating cash flows. Losses from continuing operations of $11.7 million were recorded for the nine months ended September 30, 2013, compared to earnings of $12.0 million for the nine months ended September 30, 2012. The main reason for this movement was an impairment charge of $35.7 million recorded in the nine months ended September 30, 2013, partly offset by improved operating performance and the credit from the release of $3.9 million for the resolution of uncertain tax positions. The non-cash impairment and tax items do not have an impact on the net cash provided by operating activities.

The completion and sale of the two condominiums at Porto Cupecoy has resulted to the release of escrow and prepaid from customer deposits amounting to $3.1 million.

Investing Activities. Net cash used in investing activities was $37.7 million for the nine months ended September 30, 2013, compared to $15.0 million for the nine months ended September 30, 2012.

Capital expenditure of $52.5 million during the nine months ended September 30, 2013 included $23.2 million for the renovation of El Encanto, $5.9 million at Charleston Place including the refurbishment of the Palmetto Café and guest rooms, $4.9 million primarily for completion of the refurbishment at Copacabana Palace, $3.2 million primarily for façade works at Grand Hotel Europe, $2.0 million on the Venice Simplon-Orient-Express and the balance for routine capital expenditures.

Capital expenditure of $68.9 million during the nine months ended September 30, 2012 included $28.9 million for the renovation of El Encanto, $7.3 million for the refurbishment at Copacabana Palace, $3.9 million for the refurbishment of at Hotel Splendido, $3.6 million at the two Sicilian properties, $2.9 million at La Samanna and the balance for routine capital expenditures.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2013 was $13.4 million, compared to cash used in financing activities of $28.8 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, $63.9 million was borrowed to refinance debt secured on Reid’s Palace, Le Manoir aux Quat’Saisons, The Inn at Perry Cabin, and ‘21’ Club, $14.5 million was for El Encanto construction, 2.0 million for refurbishment of Grand Hotel Europe and $24.0 million for corporate purposes. Repayments of $17.0 million of the existing debt of The Inn at Perry Cabin and ‘21’ Club and $42.8 million of the existing debt of Reid’s Palace and Le Manoir aux Quat’Saisons were made. The remaining debt payments were scheduled amortization of existing debt.

During the nine months ended September 30, 2012, $44.4 million was borrowed to refinance the Sicilian hotels, $17.5 million was borrowed for El Encanto construction, $8.0 million for the Copacabana refurbishment and $10.1 million secured on the Miraflores Park Hotel. Repayments of $11.2 million of the existing debt of The Observatory Hotel, $10.0 million of the existing debt of Keswick Hall and $3.5 million of the refinanced Sicilian hotel loan facility were made. The remaining debt payments were scheduled amortization of existing debt.

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

During the nine months ended September 30, 2013, the disposal of non-core assets of Porto Cupecoy resulted in net cash proceeds of $19.0 million (gain on sale of $0.4 million) being realized within net cash provided by investing activities from discontinued operations.

During the nine months ended September 30, 2012, the disposal of non-core assets of The Observatory Hotel resulted in net cash proceeds of $41.0 million (gain on sale of 5.4 million), Keswick Hall in net cash proceeds of $21.1 million (gain on sale of $4.0 million) and Bora Bora Lagoon Resort in net cash proceeds of $2.7 million (gain on sale of $0.7 million), all realized within net cash provided by investing activities from discontinued operations.

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

There were $5.4 million of capital commitments outstanding at September 30, 2013 (December 31, 2012 - $9.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At September 30, 2013, OEH had $642.7 million (December 31, 2012 - $619.5 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. This debt is largely collateralized by OEH assets and is held by a number of commercial bank lenders. The debt is repayable over periods of one to 20 years, with a weighted average duration of 2.2 years, and weighted average interest rate of 4.08% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at September 30, 2013 included above comprised $96.6 million (December 31, 2012 - $97.9 million), including the current portion, of debt obligations of Charleston Center LLC, owner of the Charleston Place Hotel in which OEH has a 19.9% equity investment. There is no recourse to OEH for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded primarily from the operations of the Charleston Place Hotel.

Including debt of consolidated variable entities, approximately 43% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At September 30, 2013, 58% of borrowings of OEH were in floating interest rates.

OEH has guaranteed or contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at September 30, 2013:

	Guarantee	Contingent guarantee	Duration
September 30, 2013	$ millions	$ millions

Hotel Ritz, Madrid:
Debt obligations	10.2	—	ongoing
Working capital loan	0.7	—	ongoing
Peru rail joint venture:
Debt obligations	6.3	8.5	through 2016
Concession performance	—	7.0	through May 2014
Peru hotel joint venture:
Debt obligations	—	17.8	through 2018
Debt obligations	—	1.4	through 2014
Total	17.2	34.7

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

Recent Accounting Pronouncements

Accounting pronouncements adopted during the period

The following standards, as reported in Note 1 to the Financial Statements, were adopted in the nine months ended September 30, 2013.

In July 2013, the FASB issued guidance to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The guidance is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013, the issuance date of the guidance, and for hedging relationships redesignated on or after that date. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

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

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on the Company’s interim consolidated financial position, results of operations and cash flows and is not expected to have a material effect on the consolidated financial position, results of operations and cash flows for the year ended December 31, 2013.

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

Accounting pronouncements to be adopted

In July 2013, the FASB issued guidance on financial statement presentation of an uncertain tax benefit (“UTB”) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU’s amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted for all entities. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.1 million based on borrowings outstanding at September 30, 2013.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At September 30, 2013, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $1.1 million, consisting of Mexican peso $0.3 million and Thai baht $0.8 million.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to OEH management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, OEH management has concluded that these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

The discussion of OEH's business and operations should be read together with the risk factors reported in Item 1A – Risk Factors of the Company's Annual Report on Form 10-K for the year ended for the year ended December 31, 2012. These describe various risks and uncertainties to which OEH is or may become subject and which could have a material adverse effect on OEH's business, prospects, financial condition, results of operations or cash flows. At September 30, 2013, there was no material change to the risk factors set forth in the Company's 2012 Annual Report on Form 10-K, except the risk factor below is updated as follows:

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

As previously disclosed in Item 1 – Business and in Item 1A – Risk Factors of the Company's 2012 Annual Report on Form 10-K, Société Nationale des Chemins de Fer Français, the French national railways (“SNCF”), owns the trademark “Orient-Express” and has licensed OEH to use it on a long-term basis as an umbrella brand associated with OEH's businesses and individual property brands. While OEH believes this arrangement adequately protects OEH in using the trademark, a material breach by OEH of its licenses could expose OEH to damages claims by SNCF or result in the termination of the licenses and the loss of the “Orient-Express” umbrella brand.

SNCF has informed OEH that it is not satisfied with the level of fixed royalties that SNCF receives under the current licenses. SNCF has also alleged that OEH is in breach of the licenses. OEH believes that it is in compliance with its obligations under the licenses and that it has meritorious defenses to any claim that SNCF might bring. OEH is engaging in negotiations with SNCF to address SNCF's concerns, as well as to broaden the scope of OEH’s existing trademark rights arrangement with SNCF. OEH can provide no assurances that it will be able to reach an agreement with SNCF. However, if the parties reach an agreement, OEH may materially increase its investment in its brand marketing strategy in attempting to achieve the full benefit of any such agreement or significantly increase its level of royalties paid to SNCF. Similarly, if the parties fail to reach an agreement, OEH can provide no assurances that SNCF will not seek to bring a claim either for damages or the termination of the current licenses or that OEH will not adopt and launch a new brand name for its properties with the material costs and expenditures that such a strategy could entail.

ITEM 6.    Exhibits

The index to the exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 1, 2013

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file