Form 10-K
period 2013-12-31
ORIENT EXPRESS HOTELS LTD
filed 2014-02-28
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 28, 2013 (the last business day of the registrant’s second fiscal quarter in 2013) was approximately $1,260,000,000.
 As of February 14, 2014, 103,719,819 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 16(c) to the Financial Statements (Item 8)).

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

These reports and amendments to them are available free of charge on the Internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC.  The principal Internet website address is http://www.orient-express.com.  Unless specifically noted, information on the OEH website is not incorporated by reference into this Form 10-K annual report.

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

Introduction

OEH is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies.  The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1994.  OEH currently manages 45 properties, consisting of 35 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and three river/canal cruise businesses. This includes one long-term leased hotel in Bali, Indonesia where the owner dispossessed OEH from operation of the hotel in November 2013 (see Item 3—Legal Proceedings). The locations of OEH's 45 properties operating in 22 countries are shown in the map on the preceding page.  OEH acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

Hotels represent the largest part of OEH’s business, contributing 87% of revenue in 2013, 87% of revenue in 2012 and 87% in 2011.  Trains and cruises accounted for 13% of revenue in 2013, 13% of revenue in 2012 and 13% in 2011.  Approximately 91% of OEH’s customer revenue in 2013 was from leisure travelers, with approximately 42% originating from North America, 39% from Europe and the remaining 19% from elsewhere in the world.

OEH’s worldwide portfolio of hotels currently consists of 3,216 individual guest rooms and multiple-room suites, each known as a “key”.  Hotels owned by OEH in 2013 achieved an average daily room rate (“ADR”) of $510 (2012 - $475; 2011 - $472) and a revenue per available room (“RevPAR”) of $306 (2012 - $275; 2011 - $278).

Revenue, earnings and identifiable assets of OEH in 2013, 2012 and 2011 for OEH's business segments and geographic areas are presented in Note 22 to the Financial Statements (Item 8). Following the appointment of a new Chief Executive Officer in late 2012, OEH conducted and completed effective October 1, 2013 a re-evaluation of its reportable segments. OEH's operating segments are now aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, part-owned/managed hotels, owned trains and cruises, and part-owned/managed trains. The changes are that the former trains and cruises segment has been disaggregated into owned operations and part-owned/managed operations, the former hotels and restaurants segment has been disaggregated to show the hotels in their geographic areas, OEH's only stand-alone restaurant is now part of owned hotels in North America, and the former real estate segment has been eliminated. The historical financial information in Note 22 has been restated as if OEH's six reportable segments had been effective at the beginning of the earliest period presented.

In recent years, OEH has sold to third parties a number of non-core properties not considered key to OEH’s portfolio of unique, high-valued properties.  These have included Hôtel de la Cité in Carcassonne, France sold during 2011, and Keswick Hall near Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, The Westcliff in Johannesburg and the Porto Cupecoy property development in Sint Maarten, Dutch West Indies sold during 2012.  These properties have been accounted for as discontinued operations in the financial statements for each of the three years ended December 31, 2013, 2012 and 2011, including Ubud Hanging Gardens following the owner's wrongful dispossession of OEH from operation of the hotel as noted above. Also, in December 2013, OEH contracted to sell The Inn at Perry Cabin on the eastern shore of Maryland, which is expected to be completed in March 2014 with OEH continuing to manage the hotel under a ten-year management contract with the new owner. See Note 4 to the Financial Statements. In addition, OEH's Peru hotel joint venture sold its Las Casitas del Colca hotel near Arequipa during 2012. See Note 6 to the Financial Statements.

On February 23, 2014, OEH announced that its board of directors has approved a proposal to operate OEH's portfolio of luxury hotels and travel experiences under a new brand name—"Belmond"—beginning in early March 2014, and to change its principal Internet website address to www.belmond.com. OEH will retain its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the "Belmond" brand, OEH also entered into an agreement with SNCF to terminate the existing "Orient-Express" license for hotel use without any cost or penalty.

On February 27, 2014, the Company announced that it is seeking to refinance all or substantially all of the funded debt of the Company and its subsidiaries (other than the debt of Charleston Place which is a consolidated variable interest entity) through a single corporate debt facility consisting of a term loan and a revolving credit facility. This transaction is expected to be completed in the first quarter of 2014. There can be no assurance, however, that OEH will be successful in raising and completing such a corporate debt facility.

Owned Hotels—Europe

Italy

Hotel Cipriani—95 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service.  Most of the rooms have views overlooking the Venetian lagoon.  Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and fitness center, and a large banquet and meeting facility situated in an historic refurbished warehouse. During the 2013-14 winter closure, the main hotel restaurant is being renovated to a new design.

Hotel Splendido and Splendido Mare—85 keys—overlook picturesque Portofino harbor on the Italian Riviera.  Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool, spa and tennis court.  There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Splendido Mare on the harbor below.  During the 2013-14 winter closure,12 suites and guest rooms are being refurbished.

Villa San Michele—46 keys—is located in Fiesole, a short distance from Florence.  Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  OEH has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool.  A shuttle service is provided into Florence.  The property occupies ten acres. During the 2013-14 winter closure, seven suites in the hotel's gardens are being refurbished.

Hotel Caruso—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archeological sites such as Pompeii and Paestum.  The Amalfi coast, the city of Naples and the archeological sites have been designated UNESCO World Heritage sites. Once a nobleman’s palace, parts of the building date back to the 11th century.  Operated as a hotel for many years, OEH rebuilt the property after acquiring it and reopened in 2005.  Amenities include two restaurants, a swimming pool, spa and extensive gardens.

Grand Hotel Timeo—70 keys—in Taormina, Sicily was purchased in January 2010 and renovated during winter closure periods since then.  With panoramic views of Mount Etna (a UNESCO World Heritage site) and the Gulf of Naxos from its main terrace, this hotel is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater.  Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional specialties, a spa and fitness center, swimming pool, and separate banqueting and conference facilities, all surrounded by six acres of parkland.

Villa Sant’Andrea—60 keys—was purchased and renovated at the same time as Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with its own beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant looking onto the Calabrian coast.  OEH has built a swimming pool and expects to complete construction in early 2014 of six new poolside suites. Grand Hotel Timeo and Villa Sant’Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

La Residencia—68 keys including a separate villa—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca with stunning views of the Tramuntana Mountains, a UNESCO World Heritage site.  The core of La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features two restaurants including the gastronomic El Olivio, meeting rooms for up to 100 guests, two large swimming pools, tennis courts and a spa and fitness center with an indoor pool.  It closes seasonally each winter.

Portugal

Reid’s Palace—163 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city.  Opened in 1891, the hotel has five seasonal restaurants and banquet/meeting facilities.  Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and fitness center and access to two championship golf courses.  It has year-round appeal, serving both winter escapes to the sun and regular summer holidays.

United Kingdom

Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London.  The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design.  The property was developed by Raymond Blanc, one of Britain’s famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide.  Mr. Blanc has given a commitment to remain the chef at the hotel and advises the restaurants at other OEH hotels. OEH is currently expanding the event and meeting space at the hotel to appeal to social and corporate groups.

Russia

Grand Hotel Europe—275 keys—in St. Petersburg was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the commercial center.  There are four restaurants on the premises, as well as a grand ballroom, meeting facilities, a spa and fitness center, and several retail shops.  Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.5% minority interest in the hotel building. During 2013, OEH commenced a major phased three-year project at the hotel to include creation of six ultra-luxury suites, a new concept restaurant by a top designer, a renovated and expanded spa, and improved meeting and banqueting rooms and lobby area.

Owned Hotels—North America

United States

Charleston Place—435 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings.  Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a spa, fitness center and rooftop swimming pool, and a shopping arcade of 20 retail outlets leased by third parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. During 2013, OEH began a three-year phased refurbishment of guest rooms, initially 145 keys scheduled to be completed in spring 2014.

While OEH has only a 19.9% equity interest in Charleston Place, OEH manages the property under an exclusive long-term contract and has a number of loans to the hotel outstanding. On evaluating its various interests in the hotel, OEH has concluded that it is the primary beneficiary of this variable interest entity and, accordingly, consolidates the assets and liabilities of the hotel in OEH’s balance sheets and consolidates the hotel’s results in OEH’s statements of operations, comprehensive income and cash flows.  See Note 5 to the Financial Statements.

El Encanto—92 keys—in Santa Barbara, California is located in the hills above the city center and the restored Santa Barbara Mission, with views out to the Channel Islands and Pacific Ocean.  Built in 1913 on a seven-acre owned site, the guest rooms are in bungalows and low rise buildings spread throughout landscaped gardens.  OEH closed this hotel in late 2006 for significant renovation, including the addition of guest rooms, a new concept restaurant, swimming pool, and a spa and fitness center.  OEH recommenced the renovation and expansion in 2011 and reopened El Encanto in March 2013.

The Inn at Perry Cabin—78 keys—was built in 1812 as a country inn located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 waterfront acres, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C., Baltimore and Philadelphia areas. During its ownership, OEH expanded the hotel by adding guest rooms, a conference facility, a swimming pool and spa.

As noted in "Introduction" above, in December 2013, OEH contracted to sell The Inn at Perry Cabin. The sale price is $39,700,000, part of which has already been paid as non-refundable deposits including $4,000,000 received in December 2013 that is included within restricted cash on the consolidated balance sheet at December 31, 2013. Upon completion of the sale, currently expected in March 2014, OEH will continue managing the hotel through a ten-year management agreement with the new owner, under which OEH will commit to provide $3,000,000 of key money to be used for agreed capital improvements to the hotel.

‘21’ Club is OEH's stand-alone restaurant, a famous landmark at 21 West 52nd Street in midtown Manhattan in New York City near the Broadway theater district and many top tourist attractions.  Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine.  It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for functions, including the famous secret wine cellar.  During 2011and 2012, a new Bar ‘21’ was created on the restaurant’s ground floor lobby and two event spaces on the first floor were reconfigured and expanded for private receptions.

Caribbean

La Samanna—89 keys including eight villas—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of owned land along a 4,000-foot beach.  Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens.  The hotel is open most of the year, seasonally closing during the autumn months. In recent years, OEH has renovated many of the guest rooms and the main restaurant, bar and lobby area. The eight luxury villas located on part of the 35 acres of owned vacant land adjoining La Samanna were originally built as for-sale residences and now provide additional room stock for the hotel. Remaining land is available for future expansion.

Mexico

Maroma Resort and Spa—63 keys—is on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun.  The resort opened in 1995 and is set in 25 owned acres of verdant jungle along a 1,000-foot beach.  The Cozumel barrier reef is offshore where guests may fish, snorkel and scuba-dive.  Important Mayan archeological sites are nearby.  Rooms are arranged in low-rise villas and there are two restaurants, three swimming pools, tennis courts and spacious spa facilities.  OEH also owns a 28-acre tract adjacent to Maroma for hotel expansion or construction of other improvements.

Casa de Sierra Nevada—37 keys—is a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site.  Opened in 1952, the hotel consists of nine owned Spanish colonial buildings built in the 16th and 18th centuries.  OEH has renovated the hotel, including its two restaurants, and has built new suites as well as a swimming pool, spa and garden area.  The total site is approximately two acres.  OEH also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of the World

South America

Copacabana Palace—239 keys—was built in the 1920s on a three-acre owned site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil. It is a famous hotel in South America and features two fine-dining restaurants, spacious function and banqueting rooms for up to 1,500 guests including the hotel’s refurbished former casino rooms, a swimming pool, spa and fitness center, and a roof-top tennis court and plunge pool. In December 2012, OEH completed a two-year phased refurbishment of the guest rooms in the main building including an expanded and restyled lobby and, in early 2014, converted one of the hotel's bars into a new pan-Asian restaurant.  These improvements have been undertaken in advance of Rio’s hosting the 2014 World Cup soccer tournament and 2016 Summer Olympics. Third parties own a less than 2% minority interest in the hotel.

Hotel das Cataratas—193 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, a UNESCO World Heritage site. OEH was awarded in 2007 a 20-year lease of the hotel from the government.  It is the only hotel in the national park on the Brazilian side of the falls.  First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool, spa and tennis court, and tropical gardens looking onto the falls.  OEH recently completed a two-year renovation of the hotel and has applied to the government to amend the lease including extension of the lease term.

Miraflores Park Hotel—81 keys—is located in the fashionable Miraflores residential district of Lima, Peru surrounded by parkland and facing the Pacific Ocean, yet near the commercial and cultural center of the city.  Opened in 1997, this all-suite owned hotel has two restaurants, a large ballroom, conference and meeting rooms, a spa and rooftop swimming pool, and a business center for guests, and occupies about one acre of land. In December 2013, OEH closed the hotel for a scheduled five-month renovation of the guest rooms, banqueting and meeting facilities, and public areas.

Africa

Mount Nelson Hotel—209 keys—in Cape Town, South Africa is a famous historic property opened in 1899.  With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city.  The hotel has two restaurants, a ballroom, two swimming pools, tennis courts, a spa and fitness center, and a business center with meeting rooms, all situated on ten acres of owned grounds.  In 2012, OEH renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens and, in 2013, refurbished an additional 36 guest rooms. The hotel has expansion potential through conversion of adjacent owned residential properties.

Khwai River Lodge, Eagle Island Camp and Savute Elephant Camp—39 keys in total—comprise OEH’s African safari experience in Botswana consisting of three separate game-viewing lodges.  Established in 1971, OEH long-term leases the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats.  Each camp has 12 or 15 luxury one bedroom tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites.

Asia

Napasai—69 keys including 14 private villas—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam.  It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as diving and snorkeling in the nearby coral reef.  The guest rooms are arranged in seaview and garden cottages on a total site of about 40 owned acres which include vacant land for future expansion. The villas, most of which are owned by third parties, are available for rent by hotel guests.

Jimbaran Puri Bali—64 keys including 21 villas—is on the island of Bali in Indonesia and occupies seven beachfront acres under long-term lease on the south coast of the island.  Guest rooms are situated in cottages, and there are two restaurants, a spa, swimming pool and ocean water sports.  Each villa has its own private plunge pool.

Ubud Hanging Gardens—38 keys—also on Bali is located on terraces on about seven steep hillside acres above the Ayung River gorge in the rain forest interior of the island.  This long-term leased hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center.  Each key has its own private plunge pool.

As previously reported, following an unannounced dispossession of OEH from Ubud Hanging Gardens by the third-party owner in November 2013, OEH has been unable to continue operating the hotel. OEH believes this action by the owner is unlawful and in breach of its long-term lease arrangement and constitutes a wrongful dispossession. Accordingly, OEH is taking appropriate legal steps to protect its interests. See Item 3—Legal Proceedings.

La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease.  The ancient Temples of Angkor Wat, a UNESCO World Heritage site and the principal tourist attraction in the area, are nearby. The hotel has two indoor/outdoor restaurants, swimming pool, and a spa and fitness center.

The Governor’s Residence—48 keys—was built in the 1920s in the embassy district of Yangon, Myanmar (Burma) originally as the official home of one of the Burmese state governors and near the great Schwedagon pagoda in the city.  It is a teak two-story mansion surrounded by verandas overlooking lotus gardens, a long-term leased site of about two acres that opened as a hotel in 1997.  It includes a restaurant and swimming pool.

La Résidence Phou Vao—34 keys—is in Luang Prabang, the ancient capital of Laos and a UNESCO World Heritage site. OEH owns a 69% interest in the property. The hotel opened in 2001 and occupies about eight hillside acres under long-term lease.  Guest rooms are in four two-story buildings surrounded by lush gardens that include a restaurant, spa and swimming pool.

Part-Owned/Managed Hotels

Hotel Ritz—167 keys—is located in central Madrid, Spain near the financial district, national parliament and many of the city’s well known tourist attractions including the Prado and other museums.  The hotel is managed exclusively by OEH and is owned by a 50%/50% joint venture between OEH and a Spanish investment company. Opened in 1910, the hotel has four spacious conference and banqueting suites for up to 450 guests, an indoor restaurant and the popular Ritz Terrace restaurant outdoors in the gardens.  OEH and its 50% partner renovated the public areas of the hotel in the past and are working on plans for future recapitalization of the hotel and refurbishment of the guest rooms.

OEH has a 50%/50% joint venture with local investors in Peru which operates the following four hotels under OEH’s exclusive management.

Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cuzco, an important tourist destination in Peru and a UNESCO World Heritage site.  The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1965, and has been upgraded since then.  The guest rooms and two restaurants are arranged around open-air cloisters.  Many of the guest rooms are specially oxygenated due to Cuzco's high altitude.  The site measures approximately three acres under long-term lease.

Palacio Nazarenas—55 keys—is located next door to Hotel Monasterio on the same site in Cuzco and is a former palace and convent which the joint venture, using its own financial resources, has rebuilt as a separate hotel and opened in June 2012.  This is an all-suite hotel arranged around courtyards and featuring oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar. During construction, archeologists discovered Incan artifacts and foundations which have been preserved and displayed in the hotel.

Machu Picchu Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site.  All of the rooms have been refurbished to a high standard.  The joint venture long-term leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train.

Hotel Rio Sagrado—23 keys including two villas—is owned by OEH's Peru hotel joint venture and is located in the Sacred Valley of the Incas between Cuzco and Machu Picchu.  Opened in 2009, this rustic hotel has a spa with indoor plunge pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on OEH’s Peru Rail train service is a short distance from the hotel. During 2013, the joint venture refurbished the guest rooms, enlarged the spa and installed an outdoor heated swimming pool.

Owned Trains and Cruises

Venice Simplon-Orient-Express, OEH’s principal European tourist train, operates in two parts in a regularly scheduled overnight service between London and Venice and on short excursions in southern England.  OEH owns 30 historic railway cars originally used on “Orient-Express” and other famous European trains.  All have been refurbished in original 1920s/1930s décor and meet modern safety standards.  The services are marketed as a continuation of the Orient-Express trains of pre-World War II years.  One train is based in Great Britain and composed entirely of Pullman dining cars with capacity for up to 230 passengers.  The other train is based on the European Continent and made up of Wagons-Lits sleeping cars, three dining cars and a bar car with capacity for up to 190 passengers.  They operate once or twice weekly principally between London and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps.  Passengers travel across the English Channel by coach on the Eurotunnel shuttle train.  Occasional trips are also made to Vienna, Prague, Copenhagen, Stockholm, Budapest and Istanbul.

British Pullman is composed of the 11 Pullman dining cars of Venice Simplon-Orient-Express in Britain which operate all year originating out of London on short excursions to places of historic, scenic or sporting interest in southern England, including some overnight trips when passengers stay at local hotels.  Full course meals are offered on every departure. Both the British and Continental trains are available for private charter.

Northern Belle is a tourist train offering day trips and charter service principally in the north of England.  It builds on the success of OEH’s British Pullman business, which focuses on the south of England around London.  This train consists of seven owned dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 250 passengers.  Full course meals are served on board and passengers stay in local hotels on overnight itineraries.

The Royal Scotsman luxury tourist train owned by OEH is composed of nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a bar/observation car, and accommodates up to 36 passengers.  Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whisky distilleries and other points of interest.

Road To Mandalay is a luxury river cruise ship on the Ayeyarwady (Irrawaddy) River in central Myanmar.  The ship was a Rhine River cruiser built in 1964 that OEH bought and refurbished.  It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with swimming pool.  The ship travels between Mandalay and Bagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest.  Three- to 11-night itineraries are offered.  The ship does not operate in the summer months and occasionally when the water level of the river falls too low due to lack of rainfall.

Orcaella, OEH's second river cruise ship in Myanmar, was built in Yangon to OEH's luxury standards, long-term chartered by OEH, and launched in July 2013. The ship is named after the dolphins found in the inland waterways of the country, and accommodates up to 50 passengers in 25 spacious river-facing cabins, with restaurant, lounge and bar, and sundeck with plunge pool. It cruises between Yangon and the far north of Myanmar on the Ayeyarwady and Chindwin Rivers on seven- to 11-night itineraries to areas accessible to Orcaella because of its shallow draft and greater maneuverability compared to Road to Mandalay.

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

Part-Owned/Managed Trains

Peru Rail: OEH and local Peruvian investors formed two 50%/50% owned companies (Peru Rail S.A. and Ferrocarril Transandino S.A., together "Peru Rail"), as a joint venture that was awarded in 1999 a 30-year franchise to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru and a license to operate passenger and freight services in those areas. The franchise may be extended every five years upon Peru Rail's application and government approval, and currently expires in 2034 with four additional five-year extensions remaining.  Peru Rail pays the Peruvian government fees related to traffic levels and the use of rail infrastructure, locomotives and rolling stock.  The 70-mile Cuzco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins at Machu Picchu because there is no convenient road.  Other carriers operate on this line in competition with Peru Rail.  A second rail line runs from Cuzco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity Peru Rail is seeking to expand by hauling the output of local mines in southern Peru for export.  The Cuzco-Machu Picchu line connects four of OEH’s Peruvian hotels, allowing inclusive tours served by OEH’s Hiram Bingham luxury daytime tourist train composed of two dining cars and a bar/observation car with capacity up to 84 passengers.  Peru Rail also operates a daytime tourist train called the Andean Explorer on the Cuzco-Puno route through the High Andes mountains.

Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok.  The journey includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are offered to places of historic, scenic and cultural interest in the region.  Originally built in 1970, the 24 cars were substantially refurbished in an elegant Asian décor and fitted with modern facilities such as air conditioning and private bathrooms.  The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 130 passengers.  The Eastern & Oriental Express is available for charter by private groups.  OEH manages the train exclusively and has a 25% shareholding in the owning company.

Management Strategies

As the foregoing indicates, OEH has a global mix of luxury hotel and travel products that are geographically diverse and appeal to the high-end leisure market, reflecting an important management strategy.  Leisure customers produce about 79% of the hotel room nights, while business travelers account for the rest.  OEH’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences OEH offers compared to its competitors.

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

OEH’s mission is to be recognized as a top luxury hotel company and sophisticated adventure travel operator in its markets, delivering memorable guest experiences that are the ultimate expression of each destination’s authentic culture, through the individual character and creativity of the OEH team.  OEH plans to grow the business in the long term by:

•	increasing revenue and earnings at its established properties and recent openings, including by increasing occupancy and ADR while controlling costs associated with incremental revenue,

•	investing in capital improvements at existing hotels and expanding where land or space is available, in both cases when potential investment returns are relatively high,

•	increasing the utilization of its trains and cruises by adding departures and, for Peru Rail, expanding its contract freight business,

•	acquiring additional distinctive luxury properties throughout the world that have attractive potential investment returns,

•	entering into contracts to manage third-party owned hotels meeting OEH’s selection criteria, especially in gateway cities,

•	disposing of non-core assets to reduce leverage and redeploy the capital in properties with higher potential returns, and

•	promoting OEH's new "Belmond" portfolio brand which will support OEH's strong local property brands.

Factors in OEH’s evaluation of a potential acquisition or management opportunity include the uniqueness and luxury nature of the property, attractions and experiences for guests in the vicinity, acceptability of financial returns, upside potential through pricing, expansion or improved sales and marketing, limitations on nearby competition, and convenient access.  Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are usually low.

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

OEH also plans to pursue long-term contracts to manage hotels owned by others principally on a fee basis where OEH may have only a small or no ownership interest and where the hotels would otherwise meet OEH’s selection criteria.  Management contracts would facilitate OEH’s entry into new markets, such as gateway cities in the Americas, Europe and Asia, and allow OEH to conserve investment capital.  As owner of many unique and luxury properties that OEH operates itself, OEH believes it is well positioned to manage comparable hotels for others.

Management has been executing a strategy to reduce OEH’s long-term debt position.  A number of non-core assets not considered key to OEH’s portfolio of unique, high-valued properties have been identified, and management is seeking to sell these in a measured timescale with the primary purposes of de-leveraging OEH’s balance sheet and providing working capital and capital for refurbishment and growth opportunities. In the last three years, OEH has sold the Porto Cupecoy property development in Sint Maarten, The Westcliff in Johannesburg, The Observatory Hotel in Sydney, Bora Bora Lagoon Resort in French Polynesia, Keswick Hall in Virginia, and Hôtel de la Cité in Carcassonne, France, and has removed the debt related to these properties from its balance sheets. In addition, in December 2013, OEH contracted to sell The Inn at Perry Cabin in Maryland, a sale currently expected to be completed in March 2014. See Note 4 to the Financial Statements. At the same time, OEH has restructured or reduced its remaining long-term debt, although new debt was incurred in 2012 and 2013 for the renovation of El Encanto, Copacabana Palace, Grand Hotel Europe and Charleston Place.  See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of OEH’s individual properties, such as the Hotel Cipriani, Grand Hotel Europe, Copacabana Palace, Mount Nelson Hotel and ‘21’ Club, have distinctive local character and strong brand identity.  In the past, OEH has promoted its individual hotel properties and the Venice Simplon-Orient-Express train through the “Orient-Express” umbrella brand which originated with the legendary luxury European train in the late 19th and early 20th centuries. As noted in "Introduction" above, OEH plans to operate its properties in the future under a new portfolio brand—"Belmond." The adoption of the "Belmond" brand is intended to increase consumer recognition of the broad scope of OEH's unique collection of luxury hotels and travel experiences, thereby increasing multi-property visits and enhancing revenue growth, and to heighten awareness of the entire portfolio of individual properties among existing and potential new guests. Management also expects the new brand will make OEH attractive to property owners thereby facilitating the strategy of expanding into third-party management of properties owned by others that complement OEH's existing portfolio. The "Belmond" brand was chosen after extensive research and evaluation of a number of alternatives. In adopting "Belmond," OEH expects to invest in a portfolio brand that it owns and controls. OEH will retain its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the "Belmond" brand, OEH also entered into an agreement with SNCF to terminate the existing "Orient-Express" license for hotel use without any cost or penalty.

Marketing, Sales and Public Relations

To establish the new "Belmond" brand, OEH plans to invest approximately $5,000,000 in enhanced promotional and marketing initiatives during 2014, with an additional approximate $10,000,000 over four subsequent years. This investment will include new website platforms, re-engineered customer relationship management tools, and OEH's first ever large-scale print and online media advertising campaign.

OEH’s sales and marketing function is primarily based upon direct sales (prioritizing strategic third-party travel agents, sales representatives and tour operators, and electronic channels such as the Internet and digital marketing), cross-selling to customers, and public relations.  OEH has its own corporate sales force located in 17 cities in the U.S., Brazil, Mexico, various European countries, Australia and Japan, and has appointed third-party sales representatives in eight additional cities in Asia and the Middle East.  OEH also has local sales staff responsible for the properties where they are based.

OEH’s sales staff identify and train preferred travel industry and distribution partners, engage with group and corporate account representatives, and conduct marketing initiatives such as direct mailings, e-commerce, trade show participation and event sponsorship.  Revenue is managed using sophisticated room rate and inventory tools. OEH participates in a number of luxury travel partner programs, such as “American Express Centurion” and the “Virtuoso” travel agent consortium.  OEH offers its top travel agents and other industry partners free participation in OEH’s “Bellini Club” providing training courses, special commissions and sales support for all OEH products worldwide.

Websites and digital marketing are important direct sales and marketing tools for OEH.  Through its principal website (www.orient-express.com, proposed to become www.belmond.com) and the websites of the individual properties, OEH provides extensive descriptions and images of the properties and guest activities in English and other languages.  OEH operates other Internet travel portals that direct customers to OEH’s properties, and works with other selected electronic distribution channels.  Social media such as Facebook and Twitter are increasingly significant marketing tools.

Because repeat customers appreciate the consistent quality of OEH’s hotels, trains and cruises, an important part of OEH’s strategy is to promote OEH properties through various cross-selling efforts to engage with OEH's loyal customer base.  These include the in-house “Traveller” directory, customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers. In addition, OEH sells luxury souvenir merchandise branded with the names of its travel products.

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

Corporate Social Responsibility

OEH is committed to the implementation of responsible business practices furthering the sustainability of tourism and seeks to ensure that its properties and corporate offices engage with their local communities and environments in a positive manner through their ongoing activities. Examples of these are as follows:

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

•
In Brazil, Copacabana Palace has been awarded a sustainability prize from the Brazilian Association of Hotels for its effective recycling and residue management programs. Hotel das Cataratas is committed to environmental conservation and ecological operating programs and has been certified for ISO14001—Sustainability and SA8000—Social Responsibility, the first South American hotel to be certified.

•
In Peru, Machu Picchu Sanctuary Lodge operates an agriculture school on its own land so individuals from poor neighboring communities can learn to grow and produce vegetables and herbs.  The hotel then buys their produce, both to provide a source of income for local people and to reduce the carbon footprint by avoiding the need to transport from other parts of the country.

•
In Myanmar, Road to Mandalay supports a free clinic in Bagan on the Ayeyarwady River, a long-term initiative of the ship's medical officer. The clinic provides medical services normally unavailable in rural areas, treating thousands of people each year.

Industry Awards

OEH has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, OEH’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel & Leisure and Tatler and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as TripAdvisor and Leading Hotels of the World.  The awards are based on opinion polls of the publications’ readers or the professional opinion of journalists or panels of experts.  The awards are believed to influence consumer choice and are therefore highly prized.

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

OEH’s tourist trains have no direct competitors at present.  Other passenger trains operate on the same or similar routes, including the Cuzco-Machu Picchu line of Peru Rail, but management believes OEH’s trains and onboard service are unique and of such superior quality that guests consider an OEH train journey more of a luxury experience and an end in itself than merely a means of transport.

Employees

OEH currently employs about 8,000 full-time-equivalent persons.  Approximately 6,100 persons are employed in the hotels, 1,700 in the trains and cruises business, and 200 in central administration, sales and marketing and other activities.  Management believes that OEH’s ongoing labor relations are satisfactory.  Through its various training and other human resources programs, OEH seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

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

•	rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services to specific destinations,

•	political instability of the governments of some countries where OEH’s properties are located, resulting in depressed demand,

•	less disposable income of consumers and the traveling public,

•	dependence on varying levels of tourism, business travel and corporate entertainment,

•	changes in popular travel patterns,

•	competition from other hotels, trains, cruises and leisure time activities,

•	periodic local oversupply of guest accommodation in specific locations, which may adversely affect occupancy and actual room rates achieved,

•	increases in operating costs at OEH’s properties due to inflation and other factors which may not be offset by increased revenues,

•	economic and political conditions affecting market demand for travel products, including recessions, civil disorder, and acts or threats of terrorism,

•	restrictive changes in laws and regulations applicable to zoning and land use and to health, safety and the environment, and related governmental and regulatory action,

•	costs and administrative burdens associated with compliance with applicable laws and regulations relating to privacy, licensing, labor and employment, and other operating matters,

•	changing national and local governmental tax laws and regulations, which may increase the taxes OEH is required to pay,

•	expropriation or nationalization of properties by foreign governments, and limitations on repatriation of local earnings or withdrawal of local investment,

•	failure to comply with applicable anti-corruption laws or trade sanctions, exposing OEH to claims for damages, financial penalties and reputational harm,

•	foreign exchange rate movements causing fluctuations in reported revenues, costs and earnings and impacting demand for OEH’s properties,

•	availability and cost of capital to fund construction, renovations and investments,

•	adverse weather conditions such as severe storms that may temporarily impact demand, or destructive forces like fire or flooding that may result in temporary closure of properties,

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

•
with regard to OEH's hotel management contracts, compliance by OEH as manager with its contractual performance and financial obligations, maintenance of satisfactory relationships between OEH as manager and the property owner, and the property owner's ability to meet financial requirements in the contracts such as necessary capital expenditure, and

•	seasonality, in that many of OEH’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months.

The effects of many of these factors vary among OEH’s hotels and other properties because of their geographic diversity. The global economic downturn in 2008 and 2009 preceded by the shock of terrorist attacks and resulting public concerns about travel safety, regional conflicts in Iraq, Afghanistan and other parts of the world, and the threatened SARS and swine flu epidemics had varying adverse effects on OEH's results of operations in recent years.

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

New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets where OEH operates, thereby adversely affecting profitability. Also, demographic, geographic or other changes in one or more of OEH’s markets could impact the convenience or desirability of its hotels and so could adversely affect their operations and OEH's local market share.

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

OEH intends to increase its revenues and earnings in the long term by acquiring new properties, managing additional properties under contract, and expanding existing properties.  The ability to pursue new growth opportunities successfully will depend on management’s ability to:

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

Also, the acquisition or management of properties in new locations may present operating and marketing challenges that are different from those experienced at OEH’s existing locations.  OEH can provide no assurance that management will succeed in this growth strategy.

Successful new project development and major expansions depend on timely completion within budget and on satisfactory market conditions. Risks that could affect a project include:

•	construction delays or cost overruns that may increase project costs,

•	delay or denial of zoning, occupancy and other required government permits and authorizations,

•	write-off of development costs incurred for projects that are not pursued to completion,

•	natural disasters such as earthquakes, hurricanes, floods or fires,

•	defects in design or construction that may result in additional costs to remedy, or that require all or a portion of a property to be closed during the period needed to rectify the situation,

•	inability to raise capital to fund a project because of poor economic or financial conditions,

•	claims and disputes between OEH and other contracting parties resulting in delay, monetary loss or project termination,

•	governmental restrictions on the nature or size of a project or timing of completion,

•	changes in market conditions such as oversupply that may affect a project's profitability, and

•	discovery or identification of environmental conditions that could require unanticipated studies, cleanups, approvals, increased costs, time delays or even project termination.

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

Future equity financings may be dilutive to the existing holders of common shares.  Future debt financings may require restrictive covenants that would limit OEH’s flexibility in operating its business.  See also “Risks Relating to OEH’s Financial Condition and Results of Operations” and "Risks of Investing in Class A Common Shares" below.

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

If the relationships between OEH and its employees were to deteriorate, OEH may be faced with labor shortages or stoppages, which would adversely affect the ability to operate its properties and could cause reputational harm to OEH.

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

OEH’s owned hotels are subject to risks generally incidental to the ownership and operation of commercial real estate and often beyond OEH's control.

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

Loss, dilution or infringement of OEH’s existing brand names or the failure to develop successful new brand names could adversely affect OEH's business.

In the competitive hotel and leisure industry in which OEH operates, trademarks and brand names are important in the marketing, promotion and revenue generation of OEH’s properties. OEH has a large number of trademarks and brand names, including its new "Belmond" portfolio brand, and expends resources each year on their surveillance, registration and protection. OEH may also introduce new brand names in the future. OEH’s future growth is dependent in part on increasing and developing its brand identities.  The loss, dilution or infringement of any of OEH’s brand identities could have an adverse effect on its business, results of operations and financial condition.

Should OEH adopt and launch one or more new brands in the future, including the "Belmond" brand, there can be no assurance regarding the level of acceptance of the new brands by customers or the travelling public or their effect on the future development of OEH's business, or that the costs incurred in developing the brands will be recovered or that the anticipated benefits from new brands will be realized.

Failures in OEH’s information technology systems or in protecting the integrity of data could reduce revenue and earnings and result in loss or in reputational harm.

OEH's business involves the processing, use, storage and transmission of personal information regarding employees, customers and business partners for various business purposes, including marketing and promotions. OEH is subject to numerous laws and regulations designed to protect personal information, and has established policies and procedures to help protect the privacy and security of this information. These laws and regulations are complex and evolving and may, on occasion, be inconsistent from one jurisdiction to another. Compliance may increase OEH's operating costs or limit OEH's ability to market its properties and services.

OEH depends on information technology networks and systems to process, transmit and store company and personal information, and to communicate among its various locations around the world, including reservation systems, property management systems, customer and employee databases, administrative systems, and third-party vendor systems. While OEH relies on the security of these networks and systems to protect company and personal information, they may be vulnerable to threats such as system, network or Internet failures, security breaches, computer hacking or business disruption, viruses or malicious software programs, employee error, negligence, fraud or misuse, or other unauthorized attempts by third parties to access, modify or delete OEH's company and personal information. Although OEH has taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or breach will not occur.

Any compromise of OEH's networks or systems, public disclosure or loss of company or personal information, non-compliance with legal or contractual obligations regarding personal information, or a violation of a privacy or security policy pertaining to personal information could result in disruption to OEH's operations; loss of revenue or property; damage to OEH's reputation and loss of confidence of customers or employees; legal claims or proceedings, liability under laws that protect personal information, regulatory penalties, monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; and could result in subjecting OEH to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse effect OEH's business, operations or financial condition.

OEH could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-corruption laws.

OEH's business operations in countries outside the United States are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act 2010 ("UKBA"). The FCPA, UKBA and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. OEH operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. OEH trains its employees concerning anti-corruption laws and issues and also requires its third-party business partners and agents and others who work with OEH or on its behalf that they must comply with OEH's anti-corruption policies. OEH also has procedures and controls in place to monitor internal and external compliance. OEH cannot provide assurance, however, that its internal controls and procedures will adequately protect against reckless or criminal acts committed by employees or third parties with whom OEH works. If OEH were found to be liable for violations of the FCPA, UKBA or other anti-corruption laws in international jurisdictions, either due to its acts or out of inadvertence, or due to the acts or inadvertence of others, OEH could be subject to criminal or civil penalties which could have a material adverse effect on OEH's results of operations, financial condition and cash flows.

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

While OEH’s geographic diversification in 22 countries lessens the dependence of its results of operations on any particular region, OEH owns seven hotels in Italy and one hotel in Peru and its 50%/50% joint ventures in Peru operate a further four hotels as well as Peru Rail.  Due to this concentration of properties in these two countries, OEH’s performance and profitability are more exposed to national events or conditions in Italy and Peru than other countries where OEH operates, such as:

•	changing local economic and competitive conditions,

•	weakening local currencies compared to the U.S. dollar,

•	natural and other disasters,

•	new government laws and regulations, and

•	changes in government administrations.

OEH may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations and profitability of those joint ventures.

Five of OEH’s hotels and two of its train operations are owned by joint venture companies in which OEH has an investment of 50% or less and shares control of at least some significant aspects of their businesses, such as expenditure for capital improvements.  These joint venture investments of OEH involve risks different from 100% ownership because OEH’s partners:

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

Financial markets in the United States, Europe and Asia experienced significant disruption in 2008 and 2009, including volatility in securities prices and diminished liquidity and credit availability.  Furthermore, the economic slowdown during this period in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spent on travel, hotels, dining and entertainment.  Largely as a result, OEH experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for OEH’s hotels and other travel products.  OEH’s consolidated revenue and earnings from continuing operations declined.  Although revenue has since increased, OEH incurred losses or reduced earnings in 2010 and later years due mainly to higher costs and impairment charges.

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

OEH has ten hotels, the Venice-Simplon-Orient-Express train and the Afloat in France cruise business in Continental Europe. If uncertainty regarding euro-zone debt recurs and measures taken by European governments contribute to weakness of national economies, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these properties and negatively impacting OEH's results of operations and financial condition.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to refinance debt or raise additional funds for its cash requirements for working capital, commitments and debt service.

During the year ending December 31, 2014, OEH will have $72,816,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities.  In 2015, OEH will have $463,405,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. Additionally, OEH’s capital commitments at December 31, 2013 amounted to $21,867,000.

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

OEH has several loan facilities with commercial banks. Most of these loan facilities relate to specific hotel or other properties and are secured by a mortgage on the particular property.  In most cases, the Company is either the borrower or the subsidiary owning the property is the borrower and the loan is guaranteed by the Company. The loan facilities generally place restrictions on the property-owning company’s ability to incur additional debt and limit liens, and to effect mergers and asset sales, and include financial covenants.  Where the property-owning subsidiary is the borrower, the financial covenants relate to the financial performance of the property financed and generally include covenants relating to interest coverage, debt service, and loan-to-value and debt-to-EBITDA ratio tests. Most of the facilities under which the Company is the borrower or the guarantor also contain financial covenants which are based on OEH’s performance on a consolidated basis.  The covenants include a quarterly interest coverage test, a minimum cash requirement test, and a quarterly net worth test.

If OEH fails to comply with the restrictions in present or future financing agreements, a default may occur.  A default could allow the creditors to accelerate the related debt and may also result in acceleration of any other debt which contains cross-default provisions.  A default could also allow the creditors to foreclose on the properties collateralizing the debt. See “Liquidity and Capital Resources—Covenant Compliance” in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations regarding non-compliance with certain financial covenants at December 31, 2013.

Many of OEH’s bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH’s largest loan facility, the specified cross-default threshold amount is $25,000,000.

OEH recognizes the risk that a property-specific or group consolidated loan covenant could be breached.  OEH regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities.  If there is a likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in an increase in bank fees or borrowing costs, or may not be obtainable at all.  If a covenant breach occurred in a material loan facility and OEH was unable to agree with its bankers how the particular financial covenant should be amended or how the breach could be cured or waived, OEH’s liquidity would be materially adversely affected.

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

OEH can give no assurance that its loan facility lenders would agree to modify or waive any affected covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

OEH’s substantial indebtedness could adversely affect its financial condition.

OEH has a large amount of debt in its capital structure and may incur additional debt from time to time.  As of December 31, 2013, OEH’s consolidated long-term indebtedness was $543,581,000 (including the current portion and excluding debt of consolidated variable interest entities). Long-term indebtedness of OEH’s consolidated variable interest entities was $96,150,000 (including the current portion). This substantial indebtedness could:

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

After taking into account OEH’s fixed interest rate swaps, approximately 58% of OEH’s consolidated long-term debt at December 31, 2013 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase OEH’s interest payment obligations. From time to time, OEH enters into hedging transactions in order to manage its floating interest rate exposure, but OEH can give no assurance that those hedges will lessen the impact on OEH of rising interest rates. Also, as OEH refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

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

•	transaction risk, which is the risk associated with changes in exchange rates between the time when a transaction is initially recorded and when it is ultimately settled, and

•
economic risk, which is the risk that the currency of costs and liabilities does not move in line with the currency of revenue and assets, which fluctuations may adversely affect OEH’s operating margins.

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

As an example of these estimates and judgments, OEH evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable.  OEH’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates.  However, these assumptions and uncertainties are, by their very nature, highly judgmental.  OEH cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis.  If OEH is unable to meet these assumptions in future reporting periods, it may be required to record a charge for goodwill impairment losses.

If OEH fails to establish and maintain proper and effective internal control over financial reporting, its ability to produce accurate financial statements could be impaired, which could adversely affect OEH’s operating results, and investor, supplier and customer confidence in its reported financial information.

During the fourth quarter of 2011, management determined that OEH had a material weakness in its system of internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in a reasonable possibility that a material misstatement of OEH’s annual or interim financial statements will not be prevented or detected on a timely basis.  Specifically, OEH did not maintain effective controls over the preparation and review of the calculations and related supporting documentation for certain deferred tax assets and liabilities and its current and deferred tax expense. During 2012, OEH implemented a plan that remediated this material weakness in internal control relating to tax.

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

The price of the class A shares trading on the NYSE constantly fluctuates, and OEH management expects that the market price of the class A shares will continue to do so.  Holders of class A shares will be subject to the risk of volatility and depressed prices.

The price of class A shares can fluctuate as a result of a variety of factors, many of which are beyond OEH’s control.  These factors include:

•	quarterly variations in operating results,

•	operating results that vary from the expectations of management, securities analysts and investors,

•	changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•	developments generally affecting OEH’s business or the hospitality industry,

•	market speculation about a potential acquisition of OEH or all or part of its business,

•	announcements by OEH or its competitors of significant contracts, acquisitions, joint ventures or capital commitments,

•	announcements of significant claims or proceedings against OEH,

•	the dividend policy for the class A and B common shares,

•	future sales of equity or equity-linked securities including by holders of large positions in the outstanding class A shares, and

•	general domestic and international economic conditions.

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

The Company may in its discretion sell newly issued class A or B common shares from time to time in the future, subject to compliance with certain procedural requirements of the NYSE relating to the class A common shares. There can be no assurance that the Company will not make significant sales of class A or B common shares in public offerings or private placements to raise capital, for funding future acquisitions, in employee equity compensation programs or for other corporate purposes.  Any sales could materially and adversely affect the trading price of the class A shares outstanding or could result in dilution of the ownership interests of existing shareholders.

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

A wholly-owned subsidiary of the Company, Orient-Express Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 64% of the combined voting power of outstanding class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A shares representing an additional 0.2% of the combined voting power.  In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A shares having one-tenth of one vote per share and holders of class B shares having one vote per share.  Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

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

Certain institutional shareholders representing two hedge fund groups challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares.  Those resolutions were rejected at a special general meeting of shareholders of the Company in October 2008 by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda in January 2009 against the

Company, Holdings and certain of the Company’s directors seeking similar and related relief, including a declaration that the Company holding or voting class B shares, directly or indirectly, was unlawful and an order restraining Holdings from exercising its voting rights attached to the class B shares.  After a trial on preliminary issues relating to the legality of the holding of class B shares in the Company by Holdings, the Court ruled in June 2010 that it is lawful for Holdings to hold and exercise voting rights in respect of class B shares in the Company held by Holdings and struck out the petition in its entirety.  The Court also awarded the respondents their defense costs incurred in the proceedings.  The foregoing description of the Court’s judgment does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.1 to its Current Report on Form 8-K dated June 1, 2010 on the front cover and is incorporated herein by reference.

The corporate governance structure of the Company, with dual class A and B common shares and ownership and voting of the class B shares by Holdings, has been analyzed by legal counsel, and the Company’s board of directors and management believe that the structure is valid under Bermuda law.  The judgment of the Bermuda Supreme Court in June 2010 confirms this belief.  The structure enables OEH to oppose any proposal that OEH believes is contrary to the best interests of the Company and its shareholders, including a coercive or unfair offer to acquire the Company, and thus preserve the value of OEH for all shareholders.  The structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the class A common shares.

However, new litigation against the Company involving its corporate governance structure or other future challenges may occur, the outcome of which may be uncertain.  Furthermore, new litigation or future challenges may cause the Company to incur costs, such as legal expenses, to defend its corporate governance structure and these costs may be substantial in amount.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business OEH owns 29 hotels worldwide (including nine under long-term lease), four European tourist trains, its larger cruise ship in Myanmar and five small French canal boats, and one stand-alone restaurant in the United States; owns interests of 50% or less in six hotels in Peru, Spain and the U.S. (including three under long-term lease), its Southeast Asian train and Peru Rail; and has no ownership interest in its smaller river cruise ship in Myanmar (under long-term charter). The corporate office and regional sales, marketing and operating offices of the hotels, trains and cruise businesses are occupied under operating leases.

ITEM 3.       Legal Proceedings

Except as described below, there are no material legal proceedings, other than ordinary routine litigation incidental to OEH’s business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Copacabana Palace Hotel

As previously reported, in February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns the Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia.  SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda.  Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date.

In order to defend the hotel, in December 2013, CHP commenced a declaratory lawsuit in the Rio state court seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP.

Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and OEH has made no reserves in respect of this matter.  If any such claims were brought, OEH would continue to defend its interests vigorously. See Note 18 to the Financial Statements (Item 8).

Ubud Hanging Gardens

As previously reported, in November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed OEH from the hotel under long-term lease to OEH without prior notice. As a result, OEH has been unable to continue operating the hotel and accordingly, to prevent any confusion to its guests, OEH has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being.

OEH believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. OEH is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where OEH has sought emergency arbitral orders to return the hotel to OEH's possession and management and to stay court proceedings in Indonesia brought by the owner in November 2013 seeking annulment of the lease and damages from OEH. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings on an interim basis while the Singapore arbitration continues.

While OEH believes it has a strong case on the merits, it may ultimately be unsuccessful in recovering the hotel or otherwise in pursuing its remedies against the owner, and therefore OEH has recorded at December 31, 2013 a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens and has written off $360,000 of net current assets of the hotel. OEH has also reclassified Ubud Hanging Gardens as a discontinued operation. See Notes 4, 7, 8, 9 and 18 to the Financial Statements.

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol OEH.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed.  See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  The following table presents the quarterly high and low sales prices of a class A common share in 2013 and 2012 as reported for New York Stock Exchange composite transactions:

	2013		2012
	High	Low	High	Low
First quarter	$11.99	$9.51	$10.55	$7.17
Second quarter	12.70	9.12	11.10	7.52
Third quarter	13.13	11.89	9.85	7.96
Fourth quarter	15.70	12.18	13.13	8.51

The Company paid no cash dividends in 2013 and 2012 and has no present intention to pay dividends in the future. See “Risks Relating to OEH's Financial Condition and Results of Operations” in Item 1A—Risk Factors.

The Islands of Bermuda where the Company is incorporated have no applicable government fiscal or monetary laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions specifically to nonresident holders of the class A and B common shares of the Company or which subject United States holders to taxes.

At February 14, 2014, the number of record holders of the class A common shares of the Company was 58.

During 2013, the Company made no offering of securities including its class A common shares that was not registered in the United States.  Also, during the fourth quarter of 2013, no purchases of the Company’s equity securities were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(d) and (e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.       Selected Financial Data

Orient-Express Hotels Ltd. and Subsidiaries

	2013	2012	2011	2010	2009
	$’000	$’000	$’000	$’000	$’000

Revenue	594,081	538,952	549,355	465,434	416,873

Impairments(1)	(36,430)	(5,892)	(20,060)	(13,351)	(6,226)

Gain on disposal of fixed assets(2)	—	1,514	16,544	—	1,385

Earnings from unconsolidated companies, net of tax	6,442	2,124	4,357	2,258	4,183

Losses from continuing operations	(26,178)	(11,426)	(19,891)	(29,554)	(14,164)

Net earnings/(losses) from discontinued operations, net of tax(3)	(5,318)	4,538	(67,705)	(33,026)	(54,573)

Net losses	(31,496)	(6,888)	(87,596)	(62,580)	(68,737)

Net earnings attributable to non-controlling interests	(63)	(173)	(184)	(179)	(60)

Net losses attributable to Orient-Express Hotels Ltd.	(31,559)	(7,061)	(87,780)	(62,759)	(68,797)

	2013	2012	2011	2010	2009
	$	$	$	$	$

Basic earnings per share:(4)
Losses from continuing operations	(0.25)	(0.11)	(0.19)	(0.32)	(0.21)
Net earnings/(losses) from discontinued operations	(0.05)	0.04	(0.66)	(0.36)	(0.80)
Basic net losses per share attributable to Orient-Express Hotels Ltd.	(0.31)	(0.07)	(0.86)	(0.68)	(1.01)

Diluted earnings per share:
Losses from continuing operations	(0.25)	(0.11)	(0.19)	(0.32)	(0.21)
Net earnings/(losses) from discontinued operations	(0.05)	0.04	(0.66)	(0.36)	(0.80)
Diluted net losses per share attributable to Orient-Express Hotels Ltd.	(0.31)	(0.07)	(0.86)	(0.68)	(1.01)

Dividends per share	—	—	—	—	—

	2013	2012	2011	2010	2009
	$’000	$’000	$’000	$’000	$’000

Total assets	1,879,866	1,892,027	1,930,869	2,137,714	2,072,690

Long-term obligations	639,731	619,505	634,417	728,445	809,079

Shareholders’ equity	908,222	935,956	950,330	1,064,973	878,709

(1)	The impairments in 2013 consisted of impairment of property, plant and equipment at La Samanna of $35,680,000 and impairment of property, plant and equipment at Grand Hotel Europe of $750,000.

The impairments in 2012 consisted of impairment of property, plant and equipment of $2,538,000 and impairment of other assets of $1,299,000 related to the write-down to fair value of train carriages of OEH's former Great South Pacific Express train which are held in Australia and not in service, and impairment of goodwill at Reid's Palace of $2,055,000.

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

The impairments in 2009 consisted of impairment of goodwill and intangible assets at Miraflores Park Hotel and Casa de Sierra Nevada of $6,226,000.

(2)	The 2012 gain was related to a capital lease at Grand Hotel Europe that was extinguished as part of a refinancing of its debt facilities.

The 2011 gain was related to the assignment of OEH’s purchase and development agreements for its proposed New York hotel project in April 2011, along with the exercise of a call option by the assignee for excess development rights of the ‘21’ Club restaurant.

The 2009 gain was related to settlement of insurance proceeds for cyclone-damaged assets on the Road to Mandalay ship.

(3)
The results of Lapa Palace Hotel, Windsor Court Hotel, Lilianfels Blue Mountains, Bora Bora Lagoon Resort, Hôtel de la Cité, La Cabana, Keswick Hall, The Observatory Hotel, The Westcliff, Porto Cupecoy and Ubud Hanging Gardens have been presented as discontinued operations for all periods presented.

Included in the earnings/ (losses) from discontinued operations are real estate, goodwill, other intangible assets and property, plant and equipment impairment losses of $7,031,000 in 2013, $3,166,000 in 2012, $65,144,000 in 2011, $30,900,000 in 2010 and $54,058,000 in 2009; gain on sale of Porto Cupecoy of $439,000 in 2013, gain on sales of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff in 2012 of $15,384,000, gain on sale of Hôtel de la Cité in 2011 of $2,182,000, net gain on sale of Lilianfels Blue Mountains and La Cabana of $6,723,000 in 2010, and gain on sale of Lapa Palace Hotel and Windsor Court Hotel in 2009 of $3,737,000; and insurance loss at Windsor Court Hotel in 2009 of $2,883,000 and an insurance gain at Bora Bora Lagoon Resort in 2010 of $5,750,000, partly offset by restructuring costs of $2,187,000.

(4)	Earnings per share is presented based on net losses attributable to OEH. Presentation based on net losses is not presented because it is not materially different.

See notes to consolidated financial statements (Item 8).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

OEH has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of the world, (4) Part-owned/ managed hotels, (5) Owned trains and cruises and (6) Part-owned/ managed trains.

Hotels in 2013 consisted of 35 deluxe hotels, 30 of which were wholly or majority owned or, in the case of Charleston Place, Charleston, South Carolina, owned by a consolidated variable interest entity. El Encanto, Santa Barbara, California, an owned hotel, reopened in March 2013 after renovation. Eleven of the owned hotels are located in Europe, six in North America and 13 in the rest of the world. In addition, OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The remaining five hotels are properties in which OEH has unconsolidated equity interests and which it operates under management contracts.

During 2013, OEH ceased to operate Ubud Hanging Gardens in Bali, Indonesia, following what OEH believes was an unlawful dispossession of OEH by the landlord. During 2012, OEH sold Keswick Hall in Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, Australia and The Westcliff in Johannesburg, South Africa. During 2011, OEH sold Hôtel de la Cité in Carcassonne, France. None of these properties was considered a long-term fit with OEH’s portfolio and strategy.  Accordingly, the results of Ubud Hanging Gardens, Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel, The Westcliff and Hôtel de la Cité have been reflected as discontinued operations for all periods presented.

In December 2013, OEH entered into an agreement to sell The Inn at Perry Cabin, St Michaels, Maryland. OEH will continue to manage the hotel for the new owners after the sale has completed. The property has been reclassified as held for sale for all periods shown. Due to OEH's continuing involvement in managing the hotel, its results are presented within continuing operations.

OEH's owned trains and cruises segment consists of four tourist trains, two river cruise ships and five canal boats. OEH's part-owned/ managed trains segment consists of two trains, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment.

OEH's real estate development project at Porto Cupecoy on the Dutch side of St. Martin was sold in January 2013 and has been reflected as discontinued operations for all periods presented. OEH formerly had small real estate projects in St. Martin, French West Indies, and Koh Samui, Thailand, but these are no longer held for sale and have been incorporated into the room stock of the adjoining hotels. Another real estate project, a residential development adjoining Keswick Hall, was sold with the hotel in January 2012.

Hotel ADR, occupancy and RevPAR

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

In 2013, OEH saw same store RevPAR increase by 12% in both U.S. dollars and local currency. Average occupancy was 60% and ADR was $510. In 2012, same store RevPAR decreased by1% when measured in U.S. dollars, but increased by 1% when measured in local currency. Average occupancy was 58% and ADR was $475.

Business strategy

OEH’s long-term strategy to grow its business includes:

•	RevPAR growth: the unique nature of OEH’s individual properties has historically enabled OEH to charge premium rates for rooms;

•	Expansion of hotels: the returns on investment by adding new rooms or other facilities to a hotel are high as the incremental operating costs are low;

•
Acquisitions and management contracts:  OEH looks to invest in unique properties at reasonable prices with expansion potential and near-term upside potential in earnings through increasing room rates and/or reducing costs, including entering into contracts to manage hotels that meet OEH’s selection criteria;

•	Trains and cruises: increasing the utilization of its tourist trains and cruises by adding departures;

•	Dispositions: disposing of non-core assets to reduce leverage and redeploy the capital in properties with higher potential returns; and

•	New brand: investing in new "Belmond" portfolio brand.

For additional information, see "Management Strategies" in Item 1—Business.

Revenue and expenses

OEH derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages.  The main factors for analyzing rooms revenue are the number of room nights sold, or occupancy, and the ADR, and RevPAR referred to above which is a measure of both these factors.

The revenue from the owned trains and cruises segment primarily comprises tickets sold for travel and food and beverage sales.

Revenue from part-owned/ managed hotels and trains includes fees received under management contracts, which are typically based upon a combination of a percentage of the revenue from operations and operating earnings calculated before specified fixed charges.

Cost of services includes labor, repairs and maintenance, energy and the costs of food and beverages sold to customers in respect of owned hotels, trains and cruises.

Selling, general and administrative expenses include travel agents’ commissions, the salaries and related costs of the sales teams, advertising and public relations costs, and the salaries and related costs of management.

Depreciation and amortization includes depreciation of owned hotels, trains and cruises.

Impact of foreign currency exchange rate movements

As reported below in the comparisons of the 2013, 2012 and 2011 financial years under “Results of Operations”, OEH has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Nine of OEH’s owned hotels in 2013 operated in European euros, one operated in South African rand, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue and expenses of the Copacabana Palace and Hotel das Cataratas in Brazil were denominated partly in U.S. dollars and partly in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and European euros, respectively.

Except for the specific instances described above, OEH’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of OEH’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

Market capitalization

The Company’s class A common share price increased during 2013 from $11.69 at December 31, 2012 to $15.11 at December 31, 2013, and OEH’s market capitalization increased from $1.20 billion at December 31, 2012 to $1.57 billion at December 31, 2013. OEH’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and OEH management performs impairment tests on all long-lived assets. OEH management believes the aggregate market value of these assets exceeds their carrying value, in part because many of OEH’s assets were acquired many years ago.

Results of Operations

OEH’s operating results for the years 2013, 2012 and 2011, expressed as a percentage of revenue, are as follows:

	2013	2012	2011
Year ended December 31,	%	%	%

Revenue:
Owned hotels:
Europe	37	38	39
North America	25	23	22
Rest of world	24	25	25
Total owned hotels	86	86	86
Part-owned/ managed hotels	1	1	1
Total hotels	87	87	87
Owned trains & cruises	12	12	12
Part-owned/ managed trains	1	1	1
Total trains & cruises	13	13	13

Total revenue	100	100	100

Cost of services	(45)	(45)	(45)
Selling, general and administrative	(38)	(39)	(39)
Depreciation and amortization	(8)	(8)	(8)
Impairment of goodwill	—	—	(2)
Impairment of other intangible assets, other assets and property, plant and equipment	(6)	(1)	(1)
Gain on disposal of property, plant and equipment and capital lease	—	—	3
Gain on extinguishment of debt	1	—	—
Interest income, interest expense and foreign currency, net	(5)	(6)	(8)
Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	(1)	1	—
Provision for income taxes	(3)	(4)	(4)
Earnings from unconsolidated companies, net of tax	1	—	1
Losses from continuing operations	(3)	(3)	(3)
Net earnings/(losses) from discontinued operations, net of tax	(1)	1	(12)

Net losses	(4)	(2)	(15)

Operating information for OEH’s owned hotels for the years ended December 31, 2013, 2012 and 2011 is as follows:

Year ended December 31,	2013	2012	2011

Average Daily Rate (in U.S. dollars)
Europe	784	699	710
North America	405	382	355
Rest of the world	395	379	377
Worldwide	510	475	472

Rooms Available
Europe	278,043	285,837	287,200
North America	274,677	251,172	251,869
Rest of the world	370,079	375,882	371,406
Worldwide	922,799	912,891	910,475

Rooms Sold
Europe	159,394	158,160	164,380
North America	183,378	165,750	165,017
Rest of the world	211,405	203,813	205,795
Worldwide	554,177	527,723	535,192

Occupancy (percentage)
Europe	57	55	57
North America	67	66	66
Rest of the world	57	54	55
Worldwide	60	58	59

RevPAR (in U.S. dollars)
Europe	449	387	406
North America	270	252	232
Rest of the world	226	205	209
Worldwide	306	275	278

2013 compared to 2012

			Change %
Year ended December 31,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	449	387	16%	14%
North America	271	252	8%	7%
Rest of the world	226	205	10%	13%
Worldwide	307	275	12%	12%

The same store RevPAR data for 2013 and 2012 exclude the operations of El Encanto, which reopened in March 2013.

2012 compared to 2011

			Change %
Year ended December 31,	2012	2011	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	387	406	(5)%	2%
North America	252	232	9%	9%
Rest of the world	205	209	(2)%	(3)%
Worldwide	275	278	(1)%	1%

There were no exclusions from the same store RevPAR data for 2012 and 2011.

Year ended December 31, 2013 compared to year ended December 31, 2012 and year ended December 31, 2012 compared to year ended December 31, 2011

Overview

2013 compared to 2012

The net loss attributable to Orient-Express Hotels Ltd. for the year ended December 31, 2013 was $31.6 million ($0.31 per common share) on revenue of $594.1 million, compared with net loss of $7.1 million ($0.07 per common share) on revenue of $539.0 million in the prior year. The increase in revenue is due to ADR and occupancy growth worldwide and the impact of El Encanto, which reopened in March 2013. The net loss in 2013 includes impairment of property, plant and equipment of $36.4 million and losses from discontinued operations of $5.3 million. In the year ended December 31, 2012, impairments of goodwill, other assets and property, plant and equipment totaled $5.9 million and there were earnings from discontinued operations of $4.5 million.

2012 compared to 2011

The net loss attributable to Orient-Express Hotels Ltd. for the year ended December 31, 2012 was $7.1 million ($0.07 per common share) on revenue of $539.0 million, compared with net loss of $87.8 million ($0.86 per common share) on revenue of $549.4 million in the prior year. The fall in revenue in 2012 compared to 2011 reflects the weakening of the euro and other currencies against the U.S. dollar as well as small decreases in occupancy. The net loss in the year ended December 31, 2012 includes impairments of goodwill, other assets and property, plant and equipment totaling $5.9 million and earnings from discontinued operations of $4.5 million.  In the year ended December 31, 2011, impairments of goodwill, other intangible assets, and property, plant and equipment totaled $20.1 million and there were losses from discontinued operations of $67.7 million.

Revenue

	2013	2012	2011
Year ended December 31,	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	222.0	202.4	213.2
North America	146.5	123.5	119.0
Rest of world	141.7	132.9	135.6
Total owned hotels	510.2	458.8	467.8
Part-owned/ managed hotels	5.9	5.5	5.8
Total hotels	516.1	464.3	473.6
Owned trains & cruises	73.8	70.9	72.5
Part-owned/ managed trains	4.2	3.8	3.3
Total trains & cruises	78.0	74.7	75.8

Total revenue	594.1	539.0	549.4

2013 compared to 2012

Total revenue increased by $55.1 million, or 10%, from $539.0 million in the year ended December 31, 2012 to $594.1 million in the year ended December 31, 2013. Total hotels revenue increased by $51.8 million, or 11%, from $464.3 million in the year ended December 31, 2012 to $516.1 million in the year ended December 31, 2013. Revenue from trains and cruises increased by $3.3 million, or 4%, from $74.7 million in the year ended December 31, 2012 to $78.0 million in the year ended December 31, 2013. The increase in revenue is due to ADR and occupancy growth worldwide and the impact of El Encanto, which reopened in March 2013.

2012 compared to 2011

Total revenue decreased by $10.4 million, or 2%, from $549.4 million in the year ended December 31, 2011 to $539.0 million in the year ended December 31, 2012. Total hotels revenue decreased by $9.3 million, or 2%, from $473.6 million in the year ended December 31, 2011 to $464.3 million in the year ended December 31, 2012. Revenue from trains and cruises decreased by $1.1 million, or 1%, from $75.8 million in the year ended December 31, 2011 to $74.7 million in the year ended December 31, 2012. The fall in revenue in 2012 compared to 2011 reflects the weakening of the euro and other currencies against the U.S. dollar as well as small decreases in occupancy in the European and Rest of world owned hotels segments.

Owned hotels - Europe

Year ended December 31,	2013	2012	2011

Average daily rate (in U.S. dollars)	784	699	710
Rooms available (in thousands)	278,043	285,837	287,200
Rooms sold (in thousands)	159,394	158,160	164,380
Occupancy (percentage)	57	55	57
RevPAR (in U.S. dollars)	449	387	406

2013 compared to 2012

Revenue increased by $19.6 million, or 10%, from $202.4 million in the year ended December 31, 2012 to $222.0 million in the year ended December 31, 2013. Revenue from the Italian hotels grew by $14.0 million due to a 15% increase in RevPAR in U.S. dollars. This growth was led by Hotel Cipriani, which saw a revenue increase of $5.1 million due partly to the effects of the Biennale arts festival in Venice. OEH's hotels in the rest of Europe also performed strongly, most notably Grand Hotel Europe where revenue increased by $3.1 million, primarily as a result of the 2013 G20 Summit held in St Petersburg in September. ADR for the European owned hotels segment increased by 12%, from $699 in the year ended December 31, 2012 to $784 in the year ended December 31, 2013. Occupancy increased from 55% in the year ended December 31, 2012 to 57% in the year ended December 31, 2013. On a same store basis, RevPAR increased from $387 in the year ended December 31, 2012 to $449 in the year ended December 31, 2013. This translated to an increase of 16% when measured in U.S. dollars and 14% when measured in local currency. Exchange rate movements were responsible for $3.4 million of the total increase in European revenue.

2012 compared to 2011

Revenue decreased by $10.8 million, or 5%, from $213.2 million in the year ended December 31, 2011 to $202.4 million in the year ended December 31, 2012, due to the weakening of the euro and the Russian ruble against the U.S. dollar as well as a small decrease in occupancy at the Italian hotels. ADR decreased by 2%, from $710 in the year ended December 31, 2011 to $699 in the year ended December 31, 2012. Occupancy decreased from 57% in the year ended December 31, 2011 to 55% in the year ended December 31, 2012. On a same store basis, RevPAR in local currency increased by 2% for the year ended December 31, 2012, but decreased by 5% when measured in U.S. dollars. Exchange rate movements caused revenue to decrease by $14.0 million in the year ended December 31, 2012 compared with the same period in 2011.

Owned hotels - North America

Year ended December 31,	2013	2012	2011

Average daily rate (in U.S. dollars)	405	382	355
Rooms available (in thousands)	274,677	251,172	251,869
Rooms sold (in thousands)	183,378	165,750	165,017
Occupancy (percentage)	67	66	66
RevPAR (in U.S. dollars)	270	252	232

2013 compared to 2012

Revenue increased by $23.0 million, or 19%, from $123.5 million in the year ended December 31, 2012 to $146.5 million in the year ended December 31, 2013. Revenue growth was driven by El Encanto, which recorded revenue of $13.2 million in its first year of operations, and a strong performance from Charleston Place where revenue grew by $6.1 million due in part to increased spend from banqueting customers. North American ADR increased by 6%, from $382 in the year ended December 31, 2012 to $405 in the year ended December 31, 2013. Occupancy increased from 66% in the year ended December 31, 2012 to 67% in the year ended December 31, 2013. On a same store basis, RevPAR increased from $252 in the year ended December 31, 2012 to $271 in the year ended December 31, 2013. This translated to an increase of 8% when measured in U.S. dollars, and 7% on a local currency basis.

2012 compared to 2011

Revenue increased by $4.5 million, or 4%, from $119.0 million in the year ended December 31, 2011 to $123.5 million in the year ended December 31, 2012, driven by revenue growth of $2.3 million at Charleston Place and $1.2 million at La Samanna. North American ADR increased by 8% from $355 in the year ended December 31, 2011 to $382 in the year ended December 31, 2012. Occupancy remained flat at 66% for the years ended December 31, 2012 and 2011. On a same store basis, RevPAR increased from $232 in the year ended December 31, 2011 to $252 for the year ended December 31, 2012. This translated to an increase of 9% in both local currency and U.S. dollars.

Owned hotels - Rest of the world

Year ended December 31,	2013	2012	2011

Average daily rate (in U.S. dollars)	395	379	377
Rooms available (in thousands)	370,079	375,882	371,406
Rooms sold (in thousands)	211,405	203,813	205,795
Occupancy (percentage)	57	54	55
RevPAR (in U.S. dollars)	226	205	209

2013 compared to 2012

Revenue increased by $8.8 million, or 7%, from $132.9 million in the year ended December 31, 2012 to $141.7 million in the year ended December 31, 2013. Revenue from OEH's hotels in South America grew by $5.1 million, mainly due to Copacabana Palace where the main building of the hotel was closed for a planned renovation for the majority of the second half of 2012. The African and Asian hotels saw a combined increase of $3.7 million, with a particularly strong performance from The Governor's Residence due to the continued popularity of Myanmar as a tourist destination. ADR for the Rest of world segment increased by 4%, from $379 in the year ended December 31, 2012 to $395 for the year ended December 31, 2013. Occupancy increased from 54% to 57%. RevPAR on a same store basis increased from $205 in the year ended December 31, 2012 to $226 for the year ended December 31, 2013. This translated to an increase of 10% when measured in U.S. dollars, and 13% when measured in local currency. Exchange rate movements caused a decrease in revenue of $3.6 million for 2013 compared to 2012, due to the strengthening of the U.S. dollar against the South African rand, the Botswanan pula and the Indonesian rupiah.

2012 compared to 2011

Revenue decreased by $2.7 million, or 2%, from $135.6 million in the year ended December 31, 2011 to $132.9 million in the year ended December 31, 2012. A decrease of $10.2 million at Copacabana Palace, where the main building was closed for renovation works in the second half of 2012, was partially offset by increases at several other Rest of world properties, led by Hotel das Cataratas and The Governor's Residence, which grew by $2.7 million and $2.1 million respectively. ADR increased from $377 in the year ended December 31, 2011 to $379 for the year ended December 31, 2012. This was offset by a decrease in occupancy, from 55% in the year ended December 31, 2011 to 54% in the year ended December 31, 2012. As a consequence, RevPAR on a same store basis decreased from $209 in the year ended December 31, 2011 to $205 in the year ended December 31, 2012. This translated to a decrease of 2% when measured in U.S. dollars, and 3% when measured in local currency. Exchange rate movements caused a decrease in revenue of $3.0 million for 2012 compared to 2011, due to the strengthening of the U.S. dollar against the South African rand, the Botswanan pula and the Indonesian rupiah.

Part-owned/ managed hotels

2013 compared to 2012

Revenue increased by $0.4 million, or 7%, from $5.5 million in the year ended December 31, 2012 to $5.9 million in the year ended December 31, 2013. The increase is largely due to management fees from The Westcliff, which OEH sold in December 2012 but continued to manage until June 2013.

2012 compared to 2011

Revenue decreased by $0.3 million, or 5%, from $5.8 million in the year ended December 31, 2011 to $5.5 million in the year ended December 31, 2012, due mainly to a decrease in fees earned from OEH's Peruvian hotels joint venture.

Owned trains and cruises

2013 compared to 2012

Revenue increased by $2.9 million, or 4%, from $70.9 million in the year ended December 31, 2012 to $73.8 million in the year ended December 31, 2013. The increase is primarily due to revenue of $2.5 million from Orcaella, which launched in July 2013, and revenue growth of $3.2 million at Road to Mandalay, as the popularity of Myanmar as a tourist destination continues, partly offset by a decrease of $2.5 million from U.K. day trains which continued to suffer from a sluggish European economy. Exchange rate movements across the segment were responsible for a revenue decrease of $0.7 million year-on-year.

2012 compared to 2011

Revenue decreased by $1.6 million, or 2%, from $72.5 million in the year ended December 31, 2011 to $70.9 million in the year ended December 31, 2012. A decrease of $2.9 million from U.K.-based trains, which were adversely affected by the Olympic Games diverting attention and keeping visitors away from other London attractions, was partially offset by increases from other businesses, most notably Road to Mandalay where revenue grew by $1.2 million. Exchange rate movements across the segment were responsible for $0.8 million of the overall revenue decrease.

Part-owned/ managed trains

2013 compared to 2012

Revenue increased by $0.4 million, or 11%, from $3.8 million in the year ended December 31, 2012 to $4.2 million in the year ended December 31, 2013. The increase was due primarily to growth in management fees from Peru Rail, where passenger numbers increased by 12% year-on-year.

2012 compared to 2011

Revenue increased by $0.5 million, or 15%, from $3.3 million in the year ended December 31, 2011 to $3.8 million in the year ended December 31, 2012. The increase was due primarily to growth in management fees from Peru Rail.

Cost of services

2013 compared to 2012

Cost of services increased by $25.5 million, or 11%, from $242.4 million in the year ended December 31, 2012 to $267.9 million in the year ended December 31, 2013. Cost of services as a percentage of revenue remained consistent at 45% for the years ended December 31, 2013 and 2012.

2012 compared to 2011

Cost of services decreased by $5.9 million, or 2%, from $248.3 million in the year ended December 31, 2011 to $242.4 million in the year ended December 31, 2012. Cost of services remained consistent at 45% of revenue in the years ended December 31, 2012 and 2011.

Selling, general and administrative expenses

2013 compared to 2012

Selling, general and administrative expenses increased by $19.6 million, or 9%, from $207.7 million in the year ended December 31, 2012 to $227.3 million in the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of revenue decreased slightly, from 39% for the year ended December 31, 2012 to 38% for the year ended December 31, 2013. Selling, general and administrative expenses in the year ended December 31, 2012 included professional advisory costs of $1.2 million related to the unsolicited proposal from The Indian Hotels Company Limited received on October 18, 2012 to acquire OEH.

Central costs within selling, general and administrative expenses were $41.1 million in the year ended December 31, 2013 (including $10.4 million of non-cash share-based compensation), an increase of $2.3 million, or 6%, from $38.8 million in the year ended December 31, 2012 (including $6.8 million of non-cash share-based compensation). Central costs for the year ended December 31, 2013 included a charge of $1.8 million for accelerated amortization of share-based compensation related to prior periods. As a percentage of revenue, central overheads remained consistent at 7% for the years ended December 31, 2013 and 2012.

2012 compared to 2011

Selling, general and administrative expenses decreased by $6.1 million, or 3%, from $213.8 million in the year ended December 31, 2011 to $207.7 million in the year ended December 31, 2012. Selling, general and administrative expenses remained consistent at 39% of revenue in the years ended December 31, 2012 and 2011.

Central costs within selling, general and administrative expenses were $38.8 million in the year ended December 31, 2012, an increase of $1.7 million, or 5%, from $37.1 million in the year ended December 31, 2011. Central costs included share-based compensation of $6.8 million in each of the years ended December 31, 2012 and 2011. As a percentage of revenue, central overheads remained consistent at 7% for the years ended December 31, 2012 and 2011.

Segment profit

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit”). Segment performance for the years 2013, 2012 and 2011 is analyzed as follows:

	2013	2012	2011
Year ended December 31,	$ millions	$ millions	$ millions

Segment profit:
Owned hotels:
Europe	63.8	56.3	60.3
North America	23.2	21.7	13.5
Rest of world	36.0	32.7	31.6
Total owned hotels	123.0	110.7	105.4
Part-owned/ managed hotels	2.3	2.8	5.3
Total hotels	125.3	113.5	110.7
Owned trains & cruises	8.5	9.7	11.0
Part-owned/ managed trains	14.3	12.6	9.9
Total trains & cruises	22.8	22.3	20.9

Reconciliation to net earnings/(losses):
Total segment profit	148.1	135.8	131.6

Gain on disposal	—	1.5	16.5
Impairment of goodwill	—	(2.1)	(11.9)
Impairment of other intangible assets, other assets and property, plant and equipment	(36.4)	(3.8)	(8.2)
Impairment of property, plant and equipment in unconsolidated company	—	—	(0.6)
Central costs	(41.1)	(38.8)	(37.1)
Depreciation and amortization	(48.7)	(43.8)	(43.6)
Gain on extinguishment of debt	3.5	—	—
Interest income, interest expense and foreign currency, net	(32.3)	(32.7)	(44.7)
Provision for income taxes	(17.6)	(21.7)	(19.6)
Share of provision for income taxes of unconsolidated companies	(1.7)	(5.8)	(2.3)

Losses from continuing operations	(26.2)	(11.4)	(19.9)
Earnings/(losses) from discontinued operations	(5.3)	4.5	(67.7)

Net losses	(31.5)	(6.9)	(87.6)

2013 compared to 2012

The European owned hotels reported segment profit of $63.8 million for the year ended December 31, 2013, an increase of $7.5 million, or 13%, from $56.3 million for the year ended December 31, 2012. Of the increase, $0.9 million was attributable to exchange rate movements. Growth was driven primarily by the Italian hotels, where RevPAR in U.S. dollars grew by 15% compared to the year ended December 31, 2012. Hotel Cipriani in particular contributed $2.0 million of growth, as it benefited from the effect of the Biennale arts festival in Venice. As a percentage of European owned hotels revenue, segment profit margin increased from 28% for the year ended December 31, 2012 to 29% for the year ended December 31, 2013.

The North American owned hotels reported segment profit of $23.2 million for the year ended December 31, 2013, an increase of $1.5 million, or 7%, from $21.7 million for the year ended December 31, 2012. As a percentage of North American owned hotels revenue, segment profit margin decreased from 18% for the year ended December 31, 2012 to 16% for the year ended December 31, 2013 due primarily to pre-opening expenses of $2.6 million at El Encanto.

The Rest of the world owned hotels reported segment profit of $36.0 million for the year ended December 31, 2013, an increase of $3.3 million, or 10%, from $32.7 million for the year ended December 31, 2012. Exchange rate movements were responsible for a decrease of $0.7 million. As a percentage of Rest of the world owned hotels revenue, segment profit margin remained flat at 25% for the years ended December 31, 2013 and 2012.

The Part-owned/ managed hotels reported segment profit of $2.3 million for the year ended December 31, 2013, a decrease of $0.5 million, or 18%, from $2.8 million for the year ended December 31, 2012, due primarily to increased losses from Hotel Ritz in Madrid, where the economic climate in Spain coupled with continued wage inflation has had an adverse impact.

The Owned trains and cruises reported segment profit of $8.5 million for the year ended December 31, 2013, a decrease of $1.2 million, or 12%, from $9.7 million for the year ended December 31, 2012. Pre-opening expenses of $0.4 million at Orcaella and decreases from European trains were partially offset by growth from Road to Mandalay. As a percentage of owned trains and cruises, segment profit margin decreased from 14% for the year ended December 31, 2012 to 12% for the year ended December 31, 2013.

The Part-owned/ managed trains reported segment profit of $14.3 million for the year ended December 31, 2013, an increase of $1.7 million, or 13%, from $12.6 million for the year ended December 31, 2012, due primarily to growth in earnings from Peru Rail, where passenger numbers increased by 12% year-on-year.

2012 compared to 2011

The European owned hotels reported segment profit of $56.3 million for the year ended December 31, 2012, a decrease of $4.0 million, or 7%, from $60.3 million for the year ended December 31, 2011. Exchange rate movements were responsible for a decrease of $4.0 million. As a percentage of European owned hotels revenue, segment profit margin remained consistent at 28% for the years ended December 31, 2012 and 2011.

The North American owned hotels reported segment profit of $21.7 million for the year ended December 31, 2012, an increase of $8.2 million, or 61%, from $13.5 million for the year ended December 31, 2011, attributable to RevPAR growth of 9% at the hotels in the region. In addition, in the year ended December 31, 2011 a $2.5 million charge was recognized at '21' Club related to settlement of employee litigation. As a percentage of North American owned hotels revenue, segment profit margin increased from 11% for the year ended December 31, 2011 to 18% for the year ended December 31, 2012.

The Rest of the world owned hotels reported segment profit of $32.7 million for the year ended December 31, 2012, an increase of $1.1 million, or 3%, from $31.6 million for the year ended December 31, 2011. A decrease of $4.4 million at Copacabana Palace, where the main building was closed for renovation works in the second half of 2012, was offset by increases at several other Rest of world properties, led by Hotel das Cataratas and The Governor's Residence which grew by $2.6 million and $1.0 million, respectively. Exchange rate movements were responsible for a decrease of $0.5 million. As a percentage of Rest of the world owned hotels revenue, segment profit margin grew from 23% for the year ended December 31, 2011 to 25% for the year ended December 31, 2012.

The Part-owned/ managed hotels reported segment profit of $2.8 million for the year ended December 31, 2012, a decrease of $2.5 million, or 47%, from $5.3 million for the year ended December 31, 2011, due primarily to increased losses from Hotel Ritz in Madrid, where the economic climate in Spain coupled with continued wage inflation has had an adverse impact.

The Owned trains and cruises reported segment profit of $9.7 million, a decrease of $1.3 million, or 12%, from $11.0 million for the year ended December 31, 2011. The decrease is mainly attributable to the U.K.-based trains, which were adversely affected by the Olympic Games diverting attention and keeping visitors away from other London attractions. As a percentage of revenue from Owned trains and cruises, segment profit margin decreased from 15% for the year ended December 31, 2011 to 14% for the year ended December 31, 2012.

The Part-owned/ managed trains reported segment profit of $12.6 million for the year ended December 31, 2012, an increase of $2.7 million, or 27%, from $9.9 million for the year ended December 31, 2011, due primarily to growth in earnings from Peru Rail.

Gain on disposal of property, plant and equipment and capital lease

2013 compared to 2012

There was no gain on disposal of property, plant and equipment or capital lease in the year ended December 31, 2013. In December 2012, OEH signed agreements for a new loan facility of $50.0 million secured by the assets of Grand Hotel Europe. A capital lease at the hotel was extinguished as part of that refinancing, resulting in a gain of $1.5 million in the year ended December 31, 2012.

2012 compared to 2011

In December 2012, OEH signed agreements for a new loan facility of $50.0 million secured by the assets of Grand Hotel Europe. A capital lease at the hotel was extinguished as part of that refinancing, resulting in a gain of $1.5 million in the year ended December 31, 2012.

OEH completed the assignment of the purchase and development agreements relating to its proposed New York hotel project in April 2011. As part of this assignment, the assignee in December 2011 also acquired excess development rights held by ‘21’ Club. Cumulative gain on the sale of the purchase and development agreements and the excess development rights was $16.5 million in the year ended December 31, 2011.

Impairment of goodwill

2013 compared to 2012

On October 1, 2013, OEH performed its annual goodwill impairment review for 2013, and no impairments to goodwill of continuing operations were identified. On October 1, 2012, OEH performed its annual goodwill impairment review for 2012 and identified and recorded goodwill impairments of $2.1 million within its continuing operations, which related entirely to Reid's Palace, mainly due to the effect of ongoing economic factors in Portugal affecting the tourist market in Madeira.

2012 compared to 2011

On October 1, 2012, OEH performed its annual goodwill impairment review for 2012 and identified and recorded goodwill impairments of $2.1 million within its continuing operations, which related entirely to Reid's Palace, mainly due to the effect of ongoing economic factors in Portugal affecting the tourist market in Madeira. At December 31, 2011, OEH identified and recorded goodwill impairments of $11.9 million within its continuing operations, comprising $7.9 million at Maroma Resort and Spa (mainly due to security concerns in Mexico depressing occupancy), $2.8 million at La Residencia (mainly due to the effect of ongoing economic factors in Spain affecting the tourist market in Mallorca) and $1.2 million at Mount Nelson Hotel (earning less revenue due to the absence of the World Cup football tournament in 2010 and increased competition in Cape Town).

Impairment of other intangible assets, other assets and property, plant and equipment

2013 compared to 2012

Impairment of property, plant and equipment was $36.4 million in the year ended December 31, 2013. This comprised non-cash property, plant and equipment charges of $35.7 million at La Samanna and $0.7 million at Grand Hotel Europe, where the carrying value of assets was written down to fair value.

In the year ended December 31, 2012, OEH identified a non-cash property, plant and equipment and other assets charge of $3.8 million relating to the write-down to fair value of train carriages of OEH's former Great South Pacific Express train, which are held in Australia and not in service.

2012 compared to 2011

In the year ended December 31, 2012, OEH identified a non-cash property, plant and equipment and other assets charge of $3.8 million. This related to the write-down to fair value of train carriages of OEH's former Great South Pacific Express train, which are held in Australia and not in service.

In the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment charge of $8.2 million. This related to Casa de Sierra Nevada, where the carrying value was written down to the hotel’s fair value.

Depreciation and amortization

2013 compared to 2012

Depreciation and amortization increased by $4.9 million, or 11%, from $43.8 million in the year ended December 31, 2012 to $48.7 million in the year ended December 31, 2013. Depreciation and amortization as a percentage of revenue remained consistent at 8% for the years ended December 31, 2013 and 2012.

2012 compared to 2011

Depreciation and amortization increased by $0.2 million, from $43.6 million in the year ended December 31, 2011 to $43.8 million in the year ended December 31, 2012. Depreciation and amortization remained consistent at 8% of revenue in the years ended December 31, 2012 and 2011.

Gain on extinguishment of debt

2013 compared to 2012

A gain of $3.5 million was recognized in the year ended December 31, 2013 in relation to a discount received for early repayment of debt secured on the Venice Simplon-Orient Express. There was no comparable gain in the year ended December 31, 2012.

2012 compared to 2011

There were no gains on extinguishment of debt recognized in the years ended December 31, 2012 and 2011.

Interest income, interest expense and foreign currency, net

2013 compared to 2012

Interest income, interest expense and foreign currency, net decreased by $4.0 million, or 12%, from $32.7 million for the year ended December 31, 2012 to $28.7 million for the year ended December 31, 2013. The main reason for this is that the year ended December 31, 2013 included a foreign exchange gain of $1.0 million, compared to a foreign exchange loss of $2.9 million in the year ended December 31, 2012. This was offset by an increase in interest expense of $3.4 million, or 11%, from $30.9 million in the year ended December 31, 2012 to $34.3 million in the year ended December 31, 2013. This increase is mainly attributable to the fact that in the year ended December 31, 2013, interest of $1.1 million was capitalized in relation to El Encanto, which reopened in March 2013, compared to interest of $4.2 million capitalized in the year ended December 31, 2012.

2012 compared to 2011

Interest income, interest expense and foreign currency, net decreased by $12.0 million, or 27%, from $44.7 million for the year ended December 31, 2011 to $32.7 million for the year ended December 31, 2012. This was driven by a $11.6 million, or 27%, decrease in interest expense, from $42.5 million in the year ended December 31, 2011 to $30.9 million in the year ended December 31, 2012. Interest expense for the year ended December 31, 2011 included swap and loan termination costs of $3.5 million related to loan facilities in Brazil and Italy and a write-off of deferred financing costs of $1.7 million at La Samanna, compared to $1.8 million of similar costs related to the Sicilian properties in the year ended December 31, 2012. Also, in the year ended December 31, 2012 a full year's worth of interest was capitalized in relation to El Encanto, amounting to $4.2 million, compared to $0.9 million in the year ended December 31, 2011. The year ended December 31, 2012 included a foreign exchange loss $2.9 million, compared to a loss of $4.5 million in the year ended December 31, 2011.

Provision for income taxes

2013 compared to 2012

The provision for income taxes decreased by $4.1 million, or 19%, from $21.7 million in the year ended December 31, 2012 to $17.6 million in the year ended December 31, 2013. There was an income tax credit of of $3.2 million in the year ended December 31,

2013 (2012 - charge of $0.1 million) arising in respect of foreign exchange differences on the measurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differs from the functional currency.

2012 compared to 2011

The provision for income taxes increased by $2.1 million, or 11%, from $19.6 million in the year ended December 31, 2011 to $21.7 million in the year ended December 31, 2012. The provision for income taxes for the year ended December 31, 2012 included a deferred tax provision of $6.1 million in respect of valuation allowances due to a change in the estimate concerning OEH's ability to realize loss carry-forwards in certain jurisdictions compared to a $11.8 million provision in 2011.

Earnings from unconsolidated companies

2013 compared to 2012

Earnings from unconsolidated companies net of tax increased by $4.3 million, or 205%, from $2.1 million in the year ended December 31, 2012 to $6.4 million in the year ended December 31, 2013. The tax expense associated with earnings from unconsolidated companies decreased from $5.8 million in the year ended December 31, 2012 to $1.7 million in the year ended December 31, 2013, due to a non-recurring deferred tax charge in Peru in the year ended December 31, 2012.

2012 compared to 2011

Earnings from unconsolidated companies net of tax decreased by $2.3 million, or 52%, from $4.4 million in the year ended December 31, 2011 to $2.1 million in the year ended December 31, 2012. The tax expense associated with earnings from unconsolidated companies increased from $2.3 million in the year ended December 31, 2011 to $5.8 million in the year ended December 31, 2012, due to a non-recurring deferred tax charge in the year ended December 31, 2012. In the year ended December 31, 2011, a non-cash property, plant and equipment charge of $0.6 million was identified in respect of Las Casitas del Colca, one of the hotels within the Peru hotels joint venture, which reduced the amount of earnings recorded by OEH related to unconsolidated companies. Las Casitas del Colca was sold in April 2012. The carrying value was written down to the hotel’s fair value based on the joint venture’s best estimates.

Net earnings/(losses) from discontinued operations

2013 compared to 2012

Losses from discontinued operations for the year ended December 31, 2013 were $5.3 million, compared to earnings from discontinued operations of $4.5 million for the year ended December 31, 2012.

Losses from discontinued operations for the year ended December 31, 2013 include an impairment charge of $7.0 million at Ubud Hanging Gardens and operating losses of $3.2 million at Porto Cupecoy. These losses were partially offset by a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, and tax credits of $1.4 million and $0.6 million in relation to The Westcliff and Keswick Hall, respectively.

Earnings from discontinued operations for the year ended December 31, 2012 include a gain of $5.4 million on the disposal of The Westcliff, which was sold in December 2012, a gain of $5.4 million on the disposal of The Observatory Hotel, which was sold in August 2012, a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold in June 2012, and a gain of $4.0 million on the disposal of Keswick Hall, which was sold in January 2012. These gains were partially offset by operating losses of $5.2 million from Porto Cupecoy, which was reclassified to discontinued operations in December 2012.

2012 compared to 2011

Earnings from discontinued operations for the year ended December 31, 2012 were $4.5 million, compared to losses from discontinued operations of $67.7 million for the year ended December 31, 2011.

Earnings from discontinued operations for the year ended December 31, 2012 include a gain of $5.4 million on the disposal of The Westcliff, which was sold in December 2012, a gain of $5.4 million on the disposal of The Observatory Hotel, which was sold in August 2012, a gain of $0.7 million on the disposal of Bora Bora Lagoon Resort, which was sold in June 2012, and a gain of $4.0 million on the disposal of Keswick Hall, which was sold in January 2012. These gains were partially offset by operating losses of $5.2 million from Porto Cupecoy, which was reclassified to discontinued operations in December 2012.

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

Liquidity and Capital Resources

Overview

OEH's primary short-term cash needs include payment of business expenses, servicing of finance and capital commitments and contractual payment obligations which includes principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At December 31, 2013, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $639.8 million (2012 - $619.5 million), including a current portion of $72.9 million (2012 - $91.9 million) and a working capital loan of $0.1 million (2012 - $Nil) repayable within 12 months. Additionally, OEH had capital commitments at December 31, 2013 amounting to $21.9 million (2012 - $9.7 million).

OEH had cash and cash equivalents of $123.2 million at December 31, 2013, compared to $92.8 million at December 31, 2012. In addition, OEH had restricted cash balances of $13.6 million, of which $6.0 million is presented as restricted cash on the balance sheet and $7.6 million is classified in other assets (2012 - $21.1 million of restricted cash). At December 31, 2013, there were undrawn amounts available to OEH under committed short-term lines of credit of $2.9 million (2012 - $4.5 million), bringing total cash availability at December 31, 2013 to $126.1 million, excluding the restricted cash of $13.6 million. When assessing liquidity, OEH management considers the availability of those cash resources held within local business units to meet the strategic needs of OEH.

At December 31, 2013, OEH had $72.9 million of scheduled debt repayments due within one year. OEH expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow, available committed borrowing, refinancing maturing facilities, disposal of non-core assets or issuance of new debt or equity securities.

OEH is currently seeking to refinance all or substantially all of the funded debt of the Company and its subsidiaries (other than the debt of Charleston Place, which is a consolidated variable interest entity) through a single corporate facility consisting of a term loan and a revolving credit facility. There can be no assurance that OEH will be successful in raising and completing such a corporate facility.

OEH has experienced fluctuating revenues and segment profit in recent years. In order to ensure that OEH has sufficient liquidity for the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisers to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The availability of additional liquidity options to OEH will depend on the economic and financial environment, OEH’s continued financial and operating performance and its continued compliance with financial covenants. As a result of possible future economic, financial and operating declines and potential non-compliance with debt covenants, however, OEH may have less flexibility in determining when and how to use the available cash flows to satisfy obligations and fund capital expenditures, as debt may be called by the banks or OEH may be unable to refinance or obtain additional debt.

In recent years, OEH has raised substantial cash resources from the sale of non-core assets. While the sale of other non-core assets is under consideration, however, this may not continue to be a source of cash at similar levels in the future. Therefore, the performance of OEH’s underlying business and OEH’s ability to raise new capital, including refinancing its existing debt facilities, are key sources of liquidity to fund cash flow requirements.

Recent Events Affecting OEH's Liquidity and Capital Resources

In January 2013, OEH completed the sale of Porto Cupecoy, its real estate development on the Dutch side of St. Martin, for gross proceeds of $19.0 million. OEH is also currently considering the sales prospects of other non-core properties.

In the year ended December 31, 2013, OEH repaid debt principal, including scheduled amortization, of $124.4 million.

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

OEH recognizes the risk that a property-specific or group-consolidated loan covenant could be breached. Compliance with loan covenants is closely monitored as certain facilities are experiencing low headroom. In order to minimize this risk, OEH regularly prepares cash flow and other projections which are used to forecast covenant compliance under all loan facilities. If OEH believes there is a likelihood of potential non-compliance with a covenant, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the financial covenant at risk.  Obtaining an amendment or waiver may result in additional bank fees or an increase in the borrowing costs.

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

At December 31, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $0.6 million outstanding on this loan will be repaid on the maturity of the loan facility in March 2014. In addition, two unconsolidated joint venture companies for which OEH provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru in which OEH has a 50% interest was out of compliance with a debt service coverage ratio covenant for a loan of $5.9 million, which could require OEH to fund its guarantee should the banks call the loan facility. Although the banks currently remain entitled to do so, OEH does not expect the banks to call the loan or that OEH will be required to fund the guarantee as the cash flows from the joint venture remain strong. This loan is likely to be renegotiated or refinanced in 2014.

•
The Hotel Ritz, Madrid, 50% owned by OEH, was out of compliance at December 31, 2013 with the debt service coverage ratio in its first mortgage loan facility amounting to $83.4 million.  Although the loan is non-recourse to OEH or the joint venture partner in the hotel, each has provided separate partial guarantees of $10.3 million and a working capital guarantee of $0.8 million as of December 31, 2013, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. However, discussions continue with the lender as to how to bring the hotel into long-term compliance. OEH does not expect the bank to call the loan and, therefore, does not believe OEH will be required to fund the guarantees.

Based on its current financial forecasts, OEH believes it will continue to comply with substantially all financial covenants in its loan facilities, except for the instances of non-compliance noted above which are not expected to have a material impact on OEH's financial flexibility. While OEH forecasts low covenant compliance headroom under certain small facilities, OEH believes an event of default under those other facilities can be avoided through OEH's mitigating actions. However, if OEH does not comply with the covenants and obligations in its loan agreements, its lenders may choose to declare a default and exercise their rights, including acceleration of the debt obligations, and as a consequence OEH may determine it necessary to pursue alternative means to meet business obligations.
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

In the event OEH's future results of operations are significantly less than forecast and mitigating actions by OEH are unsuccessful, breaches of one or more financial covenants could occur that result in loan facility defaults and cross-defaults. In that circumstance, OEH could be required to repay a large amount of its bank debt at a time when its cash resources would be insufficient to fund the repayment.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital balance of $72.3 million at December 31, 2013, an increase from $62.2 million at December 31, 2012. The main factor that contributed to the increase in working capital was a decrease in assets of discontinued operations held for sale.

Cash Flow - Sources and Uses of Cash

At December 31, 2013 and 2012, OEH had cash and cash equivalents of $123.2 million and $92.8 million, respectively. In addition, OEH had restricted cash balances of $13.6 million, of which $6.0 million is presented as restricted cash on the balance sheet and $7.6 million is classified in other assets (2012 - $21.1 million of restricted cash).

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2013 was $67.1 million compared to $45.2 million for the year ended December 31, 2012 and $42.6 million for the year ended December 31, 2011.

The results of operations are the primary driver of operating cash flows, as further described below. Losses from continuing operations of $26.2 million were recorded for the year ended December 31, 2013 compared to $11.4 million for the year ended December 31, 2012 and $19.9 million for the year ended December 31, 2011.

Expenses for the year ended December 31, 2013 were adversely affected by non-cash impairments of property, plant and equipment of $36.4 million at La Samanna and Grand Hotel Europe and accelerated amortization of share-based compensation of $1.8 million, partly offset by improved operating performance and credit from the release of $2.5 million for the resolution of uncertain tax positions.

Expenses for the year ended December 31, 2012 were adversely affected by non-cash impairments of property, plant and equipment of $3.8 million relating to the write-down to fair value of train carriages of OEH's former Great South Pacific Express train which are held in Australia and not in service, and a non-cash impairment of goodwill of $2.1 million at Reid's Palace.

Expenses for the year ended December 31, 2011 were adversely affected by non-cash impairments of property, plant and equipment at Casa de Sierra Nevada of $8.2 million and goodwill at Maroma Resort and Spa, Mount Nelson Hotel, and La Residencia of $11.9 million.

The 2013 gain on extinguishment of debt of $3.5 million is the discount received for early repayment of a loan secured by the Venice Simplon-Orient-Express train.

The 2012 gain on disposal of property, plant and equipment and capital lease of $1.5 million is related to a capital lease at Grand Hotel Europe that was extinguished when a new loan secured by the hotel was put in place.

The 2011 gain on disposal of property, plant and equipment and capital lease of $13.4 million is related to the assignment of OEH's purchase and development agreements for its proposed New York hotel project in April 2011, along with the sale to the assignee of excess development rights of the '21' Club restaurant.

The interest expense was $3.4 million higher in the year ended December 31, 2013 than in 2012 mainly due to the fact that in the year ended December 31, 2013, interest of $1.1 million was capitalized in relation to El Encanto, which reopened in March 2013, compared to interest of $4.2 million capitalized in the year ended December 31, 2012.

The interest expense was $11.6 million higher in the year ended December 31, 2011 than in 2012 due to swap and loan termination costs related to loan facilities in Brazil and Italy. Further, the interest expense has been reduced by $4.2 million in the year ended December 31, 2012 due to the capitalization of interest during renovation of the El Encanto property.

Investing Activities. Cash used in investing activities was $44.2 million for the year ended December 31, 2013, compared to $23.1 million for the year ended December 31, 2012 and $13.2 million for the year ended December 31, 2011.

In December 2013, OEH entered into an agreement to sell The Inn at Perry Cabin. OEH will continue to manage the hotel for the new owner after the sale has completed. The property has been reclassified as held for sale for all periods shown. Due to OEH's continuing involvement in managing the hotel, its results are presented within continuing operations. A deposit was received in the year ended December 31, 2013 of $4.0 million following the agreement to sell.

Proceeds from sale of property, plant and equipment in the year ended December 31, 2011 of $42.0 million were the result of the assignment of the New York hotel development project for gross proceeds of $25.5 million and the sale of excess development rights for gross proceeds of $16.5 million.

Capital expenditure of $66.6 million during the year ended December 31, 2013 included capital expenditure of $23.2 million at El Encanto, $8.5 million at Charleston Place, $6.0 million at Copacabana Palace, $5.3 million at Grand Hotel Europe, $2.9 million at Venice Simplon-Orient-Express and $2.4 million at Miraflores Park Hotel.

Capital expenditure of $97.0 million during the year ended December 31, 2012 included $40.4 million at El Encanto, $16.3 million at Copacabana Palace, $4.0 million at Hotel Splendido, and $4.0 million at the Sicilian hotels and $3.8 million at La Samanna.

Capital expenditure of $59.9 million during the year ended December 31, 2011 included $2.0 million at Hotel das Cataratas, $9.8 million at El Encanto, $1.4 million at Le Manoir aux Quat'Saisons, $1.9 million at Mount Nelson Hotel, $5.0 million at Copacabana Palace, $2.2 million at Grand Hotel Europe, and $4.1 million at the Sicilian properties. In addition, $2.5 million was spent investing in the Venice Simplon-Orient-Express.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2013 was $7.0 million compared to cash used in financing activities of $19.0 million for the year ended December 31, 2012 and $89.8 million for the year ended December 31, 2011.

During the year ended December 31, 2013, $63.2 million was borrowed to refinance maturing debt secured on Reid's Palace (the new loan maturing in February 2015), Le Manoir aux Quat'Saisons (the new loan maturing in August 2018) and The Inn at Perry Cabin and '21' Club (loan maturing in July 2018), $18.2 million was utilized for El Encanto construction, $2.0 million for refurbishment of Grand Hotel Europe, $2.0 million for refurbishment of Miraflores Park Hotel, $4.0 million for other debt repayments and $20.0 million for corporate purposes. In addition, a borrowing secured by the Venice Simplon-Orient-Express was refinanced by a new loan of $25.9 million. The remaining debt payments were scheduled repayments on existing debt.

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

During the year ended December 31, 2011, €30.0 million ($43.5 million) of debt secured by La Residencia, maturing in September 2011, was refinanced with a €18.0 million ($26.1 million) facility maturing in 2014. In addition, an $88.0 million loan secured by the Brazilian properties was refinanced with a $115.0 million loan which included a $15.0 million capital expenditure facility for refurbishment of Copacabana Palace. The remaining debt payments were scheduled repayments on existing debt.

Cash Flows from Discontinued Operations. The results of Ubud Hanging Garden, Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité have been presented as discontinued operations for all periods presented. Ubud Hanging Gardens has been accounted for as a discontinued operation following an unannounced dispossession of OEH from the hotel by the owner in November 2013.

Net cash provided by/(used in) operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities held for sale. Included in the earnings/loss from discontinued operations are real estate, goodwill and property, plant and equipment impairment losses of $7.0 million in 2013, $3.2 million in 2012 and $65.1 million in 2011.

During the year ended December 31, 2013, disposal of non-core assets at Porto Cupecoy resulted in net cash proceeds of $19.0 million (gain on sale of $0.4 million) being realized within net cash provided by investing activities from discontinued operations.

During the year ended December 31, 2012, disposal of non-core assets at The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall resulted in net cash proceeds of $88.7 million (gain on sale of $15.4 million) being realized within net cash provided by investing activities from discontinued operations.

During the year ended December 31, 2011, disposal of non-core assets at Hôtel de la Cité resulted in net cash proceeds of $12.1 million (gain on sale of $2.2 million) being realized within net cash provided by investing activities from discontinued operations.

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

There were $21.9 million of capital commitments outstanding at December 31, 2013 (2012 - $9.7 million) relating to project developments and refurbishment for existing properties.

OEH agreed in January 2010 to pay the vendor of the two Sicilian hotels a further $7.1 million if, by 2015, additional rooms were constructed at Grand Hotel Timeo and certain required permits were granted to add guest rooms and add a swimming pool to Villa Sant'Andrea.  In February 2011, OEH paid $2.1 million of the contingent liability as the appropriate permits to add a swimming pool to Villa Sant'Andrea were granted.  In November 2012, OEH also paid the vendor $3.2 million of the contingent liability as the appropriate permits to add guest rooms to Villa Sant’Andrea were granted. OEH has provided $1.2 million for the expected remaining liability for this contingency.

Indebtedness

At December 31, 2013, OEH had $639.8 million (2012 - $619.5 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. This debt is largely collateralized by OEH assets and is held by a number of commercial bank lenders. The debt is repayable over periods of one to nine years with a weighted average interest rate of 4.1%, which incorporates derivatives used to mitigate interest rate risk.  See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2013 included above comprised $96.2 million (2012 - $97.9 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Charleston Place in which OEH has a 19.9% equity investment. There is no recourse to OEH for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Charleston Place.

Including debt of consolidated variable entities, approximately 43% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At December 31, 2013, 58% of borrowings of OEH were in floating interest rates.

OEH has guaranteed or contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2013:

	Guarantee	Contingent guarantee	Duration
December 31, 2013	$ millions	$ millions

Hotel Ritz, Madrid:
Debt obligations	10.3	—	ongoing
Working capital loan	0.8	—	ongoing
Peru rail joint venture:
Debt obligations	5.9	7.8	through 2017
Concession performance	—	7.0	through May 2014
Peru hotel joint venture:
Debt obligations	—	17.8	through 2018
Debt obligations	—	1.4	through 2014
Total	17.0	33.9

OEH has guaranteed debt obligations and a working capital loan facility for the Hotel Ritz, Madrid, in which OEH has a 50% equity investment.

OEH has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2017. OEH has also guaranteed the rail joint venture's contingent obligations relating to the performance of its governmental rail concessions through May 2014. In addition, OEH has contingently guaranteed, through 2018 and 2014, debt obligations of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Contractual Obligations Summary

The following table summarizes OEH’s material known contractual obligations in 2014 and later years as of December 31, 2013, excluding accounts payable and accrued liabilities:

	2014	2015-2016	2017-2018	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Debt	71.0	408.9	61.0	2.7	543.6
Debt of consolidated variable interest entities	1.8	83.2	0.5	10.6	96.1
Operating leases	11.4	22.4	21.6	87.2	142.6
Working capital facilities	0.1	—	—	—	0.1
Capital commitments	21.9	—	—	—	21.9
Interest payments	22.5	20.0	4.9	24.5	71.9
Pension obligations	2.3	2.4	—	—	4.7
	131.0	536.9	88.0	125.0	880.9

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2013, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2013, OEH has a provision of $3.0 million in respect of its uncertain tax positions in accordance with ASC 740.  OEH is unable to estimate with any certainty when, or if, these liabilities will fall due.  Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

OEH had no material off-balance sheet arrangements at December 31, 2013 other than those involving its equity investees reported in Notes 5, 6 and 23 to the Financial Statements, and those described in commitments and contingencies in Note 18.

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

Long-lived assets and goodwill

OEH management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  These evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value.  The determination of fair value incorporates various assumptions and uncertainties, including future cash flows of the business and future growth rates, that OEH believes are reasonable and supportable but are, however, by their nature, highly judgmental. If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset.  Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

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

Management believes that a 4.5% discount rate in 2013 is reasonable as an estimate of the rate at which the pension benefits could effectively be settled. In determining the discount rate, management has considered the rates of return available on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate is based on U.K. corporate bond indices of long-term duration.

Management believes that a 4.7% long-term return on plan assets in 2013 is reasonable despite the recent market volatility. In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. government issued securities) of long-term duration.

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on OEH’s consolidated financial statements.  Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility. Management believes that the cash flows from OEH’s operations will be sufficient to fund additional contributions to the plan.

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

The calculation of OEH’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations.  ASC 740 addresses accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  OEH recognizes tax liabilities in accordance with ASC 740 and OEH adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from OEH’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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
Recent Accounting Pronouncements

As of December 31, 2013, OEH had adopted all relevant accounting guidance, as reported in Note 2 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 2 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.1 million based on borrowings outstanding at December 31, 2013 (2012 - $0.8 million).

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

Nine of OEH’s owned hotels in 2013 operated in European euros, one operated in South African rand, one in British pounds sterling, three in Botswana pula, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, British Pullman, Northern Belle and Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue of the Copacabana Palace and Hotel das Cataratas in Brazil was earned partly in U.S. dollars and partly in Brazilian reals, but substantially all of the hotels’ expenses were denominated in Brazilian reals. Revenue derived by Maroma Resort and Spa and La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar.  At December 31, 2013, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $0.8 million, all consisting of Thai baht (2012 - $1.8 million consisting of Russian ruble $0.5 million, Mexican peso $0.4 million and Thai baht $0.9 million).

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, total equity and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Orient-Express Hotels Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 28, 2014

Orient-Express Hotels Ltd. and Subsidiaries
Consolidated Balance Sheets

	2013	2012
December 31,	$’000	$’000

Assets
Cash and cash equivalents	123,159	92,844
Restricted cash	6,003	21,080
Accounts receivable, net of allowances of $563 and $472	35,471	36,240
Due from unconsolidated companies	11,795	15,200
Prepaid expenses and other	25,896	21,021
Inventories	45,056	44,136
Assets of discontinued operations held for sale	34,416	57,040
Real estate assets	—	1,924

Total current assets	281,796	289,485

Property, plant and equipment, net of accumulated depreciation of $330,390 and $292,412	1,121,749	1,138,114
Property, plant and equipment of consolidated variable interest entities	187,854	183,793
Investments in unconsolidated companies	63,401	58,924
Goodwill	156,916	161,278
Other intangible assets	14,152	18,608
Other assets	53,998	41,825

Total assets	1,879,866	1,892,027

Liabilities and Equity
Working capital loans	138	—
Accounts payable	23,744	25,075
Accrued liabilities	74,187	77,234
Deferred revenue	36,983	29,548
Liabilities of discontinued operations held for sale	1,611	3,537
Current portion of long-term debt and obligations under capital leases	71,011	90,115
Current portion of long-term debt of consolidated variable interest entities	1,805	1,795

Total current liabilities	209,479	227,304

Long-term debt and obligations under capital leases	472,570	431,445
Long-term debt of consolidated variable interest entities	94,345	96,150
Liability for pension benefit	1,606	8,275
Other liabilities	18,851	21,511
Deferred income taxes	108,490	104,112
Deferred income taxes of consolidated variable interest entities	60,892	60,326
Liability for uncertain tax positions	2,988	4,581

Total liabilities	969,221	953,704

Commitments and contingencies (Note 18)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,604,245 (2012 - 102,897,311)	1,036	1,029
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2012 - 18,044,478)	181	181

Additional paid-in capital	992,860	982,106
Retained earnings	7,643	39,202
Accumulated other comprehensive loss	(93,317)	(86,381)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2012 - 18,044,478)	(181)	(181)
Total shareholders’ equity	908,222	935,956
Non-controlling interests	2,423	2,367

Total equity	910,645	938,323

Total liabilities and equity	1,879,866	1,892,027

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Revenue	594,081	538,952	549,355

Expenses:
Cost of services	267,891	242,385	248,322
Selling, general and administrative	227,270	207,684	213,799
Depreciation and amortization	48,740	43,753	43,633
Impairment of goodwill	—	2,055	11,907
Impairment of other intangible assets, other assets and property, plant and equipment	36,430	3,837	8,153

Total operating costs and expenses	580,331	499,714	525,814

Gain on disposal of property, plant and equipment and capital lease	—	1,514	16,544

Earnings from operations	13,750	40,752	40,085

Gain on extinguishment of debt	3,517	—	—
Interest income	1,067	1,065	2,365
Interest expense	(34,326)	(30,862)	(42,549)
Foreign currency, net	1,000	(2,854)	(4,538)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	(14,992)	8,101	(4,637)

Provision for income taxes	(17,628)	(21,651)	(19,611)

Losses before earnings from unconsolidated companies, net of tax	(32,620)	(13,550)	(24,248)

Earnings from unconsolidated companies, net of tax provision of $1,691, $5,771 and $2,270	6,442	2,124	4,357

Losses from continuing operations	(26,178)	(11,426)	(19,891)

Net earnings/(losses) from discontinued operations, net of tax provision/(benefit) of $(3,911), $1,618, and $(3,166)	(5,318)	4,538	(67,705)

Net losses	(31,496)	(6,888)	(87,596)

Net earnings attributable to non-controlling interests	(63)	(173)	(184)

Net losses attributable to Orient-Express Hotels Ltd.	(31,559)	(7,061)	(87,780)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2013	2012	2011
Year ended December 31,	$	$	$

Basic earnings per share:
Net earnings/(losses) from continuing operations	(0.25)	(0.11)	(0.19)
Net earnings/(losses) from discontinued operations	(0.05)	0.04	(0.66)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.31)	(0.07)	(0.86)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	(0.25)	(0.11)	(0.19)
Net earnings/(losses) from discontinued operations	(0.05)	0.04	(0.66)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.31)	(0.07)	(0.86)

Dividends per share	—	—	—

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Net losses	(31,496)	(6,888)	(87,596)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision of $Nil, $(43) and $(477)	(14,211)	(14,525)	(32,488)
Change in fair value of derivatives, net of tax provision/(benefit) of $834, $(1,367) and $(1,082)	2,595	464	2,305
Change in pension liability, net of tax (benefit)/provision of $1,336, $176 and $(644)	4,673	(32)	(3,432)
Total other comprehensive (losses)/income, net of tax	(6,943)	(14,093)	(33,615)

Total comprehensive losses	(38,439)	(20,981)	(121,211)

Comprehensive income attributable to non-controlling interests	(56)	(172)	(273)

Comprehensive losses attributable to Orient-Express Hotels Ltd.	(38,495)	(21,153)	(121,484)

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	2013	2012	2011
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net losses	(31,496)	(6,888)	(87,596)
Less: Net earnings/(losses) from discontinued operations, net of tax	(5,318)	4,538	(67,705)

Losses from continuing operations	(26,178)	(11,426)	(19,891)
Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	48,740	43,753	43,633
Amortization of finance costs	7,196	5,375	6,893
Write-off of inventory	1,140	—	—
Impairment of goodwill	—	2,055	11,907
Impairment of other intangible assets, other assets and property, plant and equipment	36,430	3,837	8,153
Undistributed earnings of unconsolidated companies	(8,133)	(7,895)	(6,627)
Tax on earnings of unconsolidated companies	1,691	5,771	2,270
Share-based compensation	10,388	6,761	6,752
Excess share-based compensation tax benefit	(267)	—	—
Change in deferred income tax	(2,078)	4,204	(11,328)
Gain on extinguishment of debt	(3,517)	—	—
Gain on disposal of property, plant and equipment and capital lease	—	(1,514)	(13,372)
Change in provisions for uncertain tax positions	(2,526)	160	(3,004)
Dividends from equity method investees	7,841	2,524	2,428
Effect of exchange rates on net losses	(3,839)	(1,104)	(6,213)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	414	8,546	3,667
Due from unconsolidated companies	(2,414)	(3,232)	(3,519)
Prepaid expense and other	(1,000)	4,498	3,307
Inventories	(1,742)	611	(2,600)
Escrow, prepaid customer deposits and security for package travel	3,839	(1,221)	(664)
Accounts payable	(1,320)	(4,891)	3,548
Accrued liabilities	(3,628)	(9,345)	13,000
Deferred revenue	3,629	4,401	1,286
Other, net	551	(6,803)	6,399

Net cash provided by operating activities from continuing operations	65,217	45,065	46,025
Net cash provided by/(used in) operating activities from discontinued operations	1,907	144	(3,451)

Net cash provided by operating activities	67,124	45,209	42,574

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

	2013	2012	2011
Year ended December 31,	$'000	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(66,646)	(97,048)	(59,909)
Acquisitions, net of cash acquired	—	(3,296)	(1,605)
Investments in unconsolidated companies	(5,532)	(4,858)	(1,541)
Increase in restricted cash	(4,705)	(7,523)	(5,805)
Release of restricted cash	8,580	1,013	1,558
Deposits received for sale of assets	4,000	—	—
Government grants received	1,043	—	—
Proceeds from sale of property, plant and equipment	291	—	42,036

Net cash used in investing activities from continuing operations	(62,969)	(111,712)	(25,266)
Net cash provided by investing activities from discontinued operations	18,812	88,655	12,058

Net cash used in investing activities	(44,157)	(23,057)	(13,208)

Cash flows from financing activities:
Proceeds from working capital facilities	133	—	—
Payments on working capital facilities	—	—	(1,072)
Issuance costs of common shares	—	—	(157)
Exercised stock options and vested share awards	7	3	3
Excess share-based compensation tax benefit	267	—	—
Issuance of long-term debt	135,388	105,008	125,209
Debt issuance costs	(4,305)	(2,613)	(4,036)
Principal payments under long-term debt	(124,444)	(121,372)	(209,794)

Net cash provided by/(used in) financing activities from continuing operations	7,046	(18,974)	(89,847)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by/(used in) financing activities	7,046	(18,974)	(89,847)

Effect of exchange rate changes on cash and cash equivalents	302	(303)	898

Net increase/(decrease) in cash and cash equivalents	30,315	2,875	(59,583)

Cash and cash equivalents at beginning of year	92,844	89,969	149,552

Cash and cash equivalents at end of year	123,159	92,844	89,969

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2011	—	1,023	181	968,492	134,043	(38,585)	(181)	1,922	1,066,895
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	(157)	—	—	—	—	(157)
Share-based compensation	—	—	—	6,995	—	—	—	—	6,995
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(87,780)	—	—	184	(87,596)
Other comprehensive loss	—	—	—	—	—	(33,704)	—	89	(33,615)

Balance, December 31, 2011	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Share-based compensation	—	—	—	6,776	—	—	—	—	6,776
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(7,061)	—	—	173	(6,888)
Other comprehensive loss	—	—	—	—	—	(14,092)	—	(1)	(14,093)

Balance, December 31, 2012	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share-based compensation	—	—	—	10,754	—	—	—	—	10,754
Exercised stock options and vested share awards	—	7	—	—	—	—	—	—	7
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(31,559)	—	—	63	(31,496)
Other comprehensive loss	—	—	—	—	—	(6,936)	—	(7)	(6,943)

Balance, December 31, 2013	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645

See notes to consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of financial statement presentation

Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its consolidated subsidiaries are referred to collectively as “OEH”.

At December 31, 2013, OEH owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

Following the appointment of a new Chief Executive Officer in late 2012, the Company conducted and completed effective October 1, 2013 a re-evaluation of its reportable segments. OEH's operating segments are now aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, part-owned/managed hotels, owned trains and cruises, and part-owned/managed trains. The changes are that the former trains and cruises segment has been disaggregated into owned operations and part-owned/managed operations, the former hotels and restaurants segment has been disaggregated to show the hotels in their geographic areas, OEH's only stand-alone restaurant is now part of owned hotels in North America, and the former real estate segment has been eliminated. The historical financial information in Note 22 has been restated as if OEH's six reportable segments had been effective at the beginning of the earliest period presented.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the results of operations, financial position and cash flows of the Company and all its majority-owned subsidiaries and variable interest entities in which OEH is the primary beneficiary.  The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to OEH, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.  For entities where the Company does not have a controlling financial interest, the investments in those entities are accounted for using the equity or cost method, as appropriate.

Reclassifications

Discontinued operations and assets and liabilities held for sale were reclassified in the consolidated financial statements for all periods presented. See Note 4 for a summary of the results of discontinued operations and assets and liabilities held for sale.

2.    Summary of significant accounting policies

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

Assets held for sale and discontinued operations

Assets held for sale represent assets of an operating entity that are to be disposed of, together as a group in a single transaction, and liabilities directly associated with the assets that will be transferred in the transaction. OEH considers properties to be assets held for sale when management approves and commits to a formal plan actively to market a property for sale and OEH has a signed sales contract and received a significant non-refundable deposit. Upon designation as an asset held for sale, OEH records the carrying value of each property at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and OEH stops recording depreciation expense. Where there is no significant ongoing involvement, the gain from the sale is recorded at the date of sale.

The results of operations of an entity that either has been disposed of or is classified as held for sale are reported in discontinued operations where the operations and cash flows of the entity will be eliminated from continuing operations as a result of the disposal transaction and OEH will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

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

Impairment of long-lived assets

OEH management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.  OEH evaluates the carrying value of long-lived assets based on its plans, at the time, for those assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to OEH’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

Investments

Investments include equity interests in and advances to unconsolidated companies and are accounted for under the equity method of accounting when OEH has a 20% to 50% ownership interest or exercises significant influence over the investee. Under the equity method, the investment in the equity method investee or joint venture is initially recognized in the consolidated balance sheet at cost and adjusted thereafter to recognize OEH’s share of net earnings or losses and other comprehensive income or loss of the investee. OEH continues to report losses up to its investment carrying amount, including any additional financial support made or committed to by OEH. OEH’s share of earnings or losses is included in the determination of net earnings, and net investment in investees and joint ventures is included within investments in unconsolidated companies in the consolidated balance sheets.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. OEH's annual goodwill impairment testing date is October 1. To test goodwill for impairment, OEH first compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of reporting units is determined using internally developed discounted future cash flow models, which incorporate third party appraisals and industry/market data (to the extent available). If an impairment is indicated, OEH compares the implied fair value of the reporting unit's goodwill to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit's goodwill over its implied fair value.

When determining the fair value of a reporting unit, OEH is required to make significant judgments that OEH believes are reasonable and supportable considering all available internal and external evidence at the time.  However, these estimates and assumptions are, by their nature, highly judgmental.  Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of OEH’s routine, long-term planning process, available industry/market data (to the extent available), OEH’s strategic plans, estimates of long-term growth rates taking into account OEH’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 3.4% to 5.4% (December 31, 2012 - 3.0% to 5.9%), and pre-tax discount rates which for the year ended December 31, 2013 range from 9.6% to 16.4% (December 31, 2012 - 9.2% to 16.5%).

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

Other intangible assets

Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred. Other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. OEH uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years.

Variable interest entities

OEH analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a variable interest entity (“VIE”).  In that assessment, OEH's analysis includes both quantitative and qualitative considerations. OEH bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements.  OEH also uses its quantitative and qualitative analysis to determine if OEH is the primary beneficiary and would therefore be required to consolidate the VIE.

Fair value measurements

Assets and liabilities carried at fair value are required to be classified and disclosed in one of three categories: Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date, Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, and Level 3 — unobservable inputs for the asset or liability. OEH reviews its fair value hierarchy classifications quarterly.  Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities.  These reclassifications are reported as transfers at their fair values at the beginning of the period in which the change occurs and as transfers out at their fair values at the end of the period.

Derivatives are recorded in the consolidated balance sheets on a recurring basis at fair value. The fair value of OEH’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  The valuation process for the derivatives uses observable market data provided by third-party sources. Interest rate swaps are valued by using yield curves derived from observable interest rates to project future swap cash flows and then discount these cash flows back to present values. Interest rate caps are valued using a model that projects the probability of various levels of interest rates occurring in the future using observable volatilities.

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to OEH’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that OEH may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure.  For interest rate swaps, OEH’s own credit spread is applied to the counterparty’s exposure to OEH and the counterparties credit spread is applied to OEH’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument.  The credit spreads used as inputs in the fair value calculations represent implied credit default swaps obtained from a third-party credit data provider.  Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs.  Where the credit valuation adjustment exceeds 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.

Derivative financial instruments

OEH enters into derivative financial instruments with the objective to manage its exposures to future movements in interest rates on its borrowings.

Derivative instruments are recorded on the consolidated balance sheets at fair value.  The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income/(loss) and is subsequently reclassified into earnings in the period that the hedged forecast transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. If a derivative instrument is not designated as a hedge for accounting purposes, the fluctuations in the fair value of the derivative are recorded in earnings.

OEH management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  OEH links all hedges that are designated as fair value hedges to specific assets or liabilities on the consolidated balance sheets or to specific firm commitments.  OEH links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheets.  OEH management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are designated in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.  OEH discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is terminated, or exercised.

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

Pensions

OEH’s primary defined benefit pension plan is accounted for using actuarial valuations.  Net funded status is recognized on the consolidated balance sheets and any unrecognized prior service costs or actuarial gains and losses are reported as a component of other comprehensive income/(loss) in shareholders’ equity.

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

Estimates of the grant date fair value of share options and the fair value of deferred shares and restricted shares without performance criteria on the grant date were made using the Black-Scholes option pricing model, and estimates of the grant date fair value of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model.

For awards with market conditions, the conditions are incorporated into the fair value measurement and the compensation value is not adjusted if the conditions are not met.  For awards with performance conditions, compensation expense is recognized when it becomes probable that the performance criteria specified in the awards will be achieved and, accordingly, the compensation value is adjusted following the changes in the estimates of shares likely to vest based on the performance criteria.

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

At each balance sheet date before the share-based award vests, the cumulative expense is calculated, representing the extent to which the vesting period has expired and management’s best estimate of the achievement or otherwise of non-market conditions and the number of equity instruments that will ultimately vest or, in the case of an instrument subject to a market condition, be treated as vesting as described above. The movement in cumulative expense since the previous balance sheet date is recognized in the consolidated statements of operations, with a corresponding entry in equity.

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

Cash-settled transactions

The cost of cash-settled transactions is measured at fair value at each reporting date and recognized as an expense over the vesting period, with a corresponding liability recognized on the balance sheet.

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

Estimates include, among others, the allowance for doubtful accounts, fair value of derivative instruments, estimates for determining the fair value of goodwill, long-lived and other intangible asset impairment, share-based compensation, depreciation and amortization, carrying value of assets including intangible assets, employee benefits, taxes, and contingencies.  Actual results may differ from those estimates.

Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed. Train and cruise revenue is recognized upon commencement of the journey.  Revenue under management contracts is recognized based upon on an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily revenue and operating earnings, in each contract as defined.

Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and restaurants and upon commencement of train and cruise journeys.

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses.  Marketing costs include costs of advertising and other marketing activities.  These costs were $40,612,000 in 2013 (2012 - $35,960,000; 2011 - $36,413,000).

Interest expense

Capitalized interest during the construction of qualifying assets is capitalized and included in the cost of the asset. Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are deferred and amortized to interest expense over the term of the related debt.

Foreign currency

The functional currency for each of OEH’s foreign subsidiaries is the applicable local currency, except for properties in French West Indies, Brazil, Peru, Cambodia, Myanmar and one property in Mexico, where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of OEH, at the average rates of exchange prevailing during the year.  The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in other comprehensive income/(loss).  Translation adjustments arising from intercompany financing of a subsidiary that is considered to be long-term in nature are also recorded in other comprehensive income/(loss) as they are considered part of the net investment in the subsidiary.

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

Earnings per share

Basic earnings per share are based upon net earnings/(losses) attributable to OEH divided by the weighted average number of class A and B common shares outstanding for the period. Diluted earnings/(losses) per share reflect the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares as if share options were exercised and share-based awards were converted into common shares. Potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce diluted losses per share.

Accounting pronouncements adopted during the year

In July 2013, the FASB issued guidance to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The guidance is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 (the issuance date of the guidance), and for hedging relationships redesignated on or after that date. The adoption of this guidance did not have a material effect on OEH's consolidated financial position, results of operations and cash flows.

In April 2013, the FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this guidance, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. OEH has early adopted this guidance. This guidance does not have an effect on OEH's consolidated financial position, results of operations and cash flows as it expects to continue as a going concern.

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

The amendments in the guidance should be applied prospectively. OEH adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the consolidated financial statements included herein.

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. OEH adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on OEH’s consolidated financial position, results of operations and cash flows for the year ended December 31, 2013.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. In January 2013, the FASB issued guidance clarifying the scope of the previously issued guidance. The guidance clarifies the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The provisions of this guidance were effective for annual reporting periods beginning on or after January 1, 2013. OEH adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the consolidated financial statements included herein.

Accounting pronouncements to be adopted

In July 2013, the FASB issued guidance on financial statement presentation of an uncertain tax benefit (“UTB”) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU’s amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted for all entities. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. OEH does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

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

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. Early adoption is permitted and the guidance should be applied prospectively from the beginning of the fiscal year of adoption. OEH does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint-and-several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liability existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. Early adoption is permitted. OEH does not expect the adoption of this guidance will have a material effect on its consolidated financial position, results of operations and cash flows.

3.    Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

Year ended December 31,	2013	2012	2011

Numerator ($'000)
Net earnings/(losses) from continuing operations	(26,178)	(11,426)	(19,891)
Net earnings/(losses) from discontinued operations	(5,318)	4,538	(67,705)
Net losses/(earnings) attributable to non-controlling interests	(63)	(173)	(184)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(31,559)	(7,061)	(87,780)

Denominator (shares '000)
Basic weighted average shares outstanding	103,226	102,849	102,531
Effect of dilution	—	—	—

Diluted weighted average shares outstanding	103,226	102,849	102,531

	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.254)	(0.111)	(0.194)
Net earnings/(losses) from discontinued operations	(0.052)	0.044	(0.660)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.002)	(0.002)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(0.307)	(0.069)	(0.856)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.254)	(0.111)	(0.194)
Net earnings/(losses) from discontinued operations	(0.052)	0.044	(0.660)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.002)	(0.002)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(0.307)	(0.069)	(0.856)

For each year ended December 31, 2013, 2012 and 2011, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in those annual periods and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2013	2012	2011

Share options	3,058,300	3,430,800	3,074,450
Share-based awards	1,481,827	1,343,648	657,249

Total	4,540,127	4,774,448	3,731,699

The number of share options and share-based awards unexercised at December 31, 2013 was 4,540,127 (2012 - 4,774,448; 2011 - 3,731,699).

4.    Assets held for sale and discontinued operations

At December 31, 2013, The Inn at Perry Cabin, St Michaels, Maryland was classified as held for sale. In addition, one condominium unit at Porto Cupecoy, Sint Maarten was held for sale at December 31, 2013 as it was excluded from the disposal of the Porto Cupecoy development because it was already under a separate sales contract at the time. During the year ended December 31, 2013, Porto Cupecoy was sold, and the results of its operations have been presented as discontinued operations for the period. In addition, for the year ended December 31, 2013, the results of operations of Ubud Hanging Gardens, Bali, Indonesia have been presented as discontinued operations, following the unannounced dispossession of OEH from the hotel by the owner in November 2013.

At December 31, 2012, Porto Cupecoy was classified as held for sale. During the year ended December 31, 2012, The Westcliff, Johannesburg, South Africa; The Observatory Hotel, Sydney, Australia; Bora Bora Lagoon Resort, French Polynesia; and Keswick Hall, Charlottesville, Virginia were sold. For the year ended December 31, 2012, the results of operations of Ubud Hanging Gardens, Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, and Keswick Hall have been presented as discontinued operations.

At December 31, 2011, Keswick Hall and Bora Bora Lagoon Resort were classified as held for sale. During the year ended December 31, 2011, Hôtel de la Cité, Carcassonne, France was sold. For the year ended December 31, 2011, the results of operations of Ubud Hanging Gardens, Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité have been presented as discontinued operations.

(a)    Properties sold: Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité

On January 31, 2013, OEH completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of OEH’s former real estate segment. The disposal resulted in a gain of $439,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

On December 14, 2012, OEH completed the sale of the property, operations and shares of The Westcliff for cash consideration of $26,000,000. The hotel was a part of OEH’s Rest of world owned hotels segment. The disposal resulted in a gain on sale of $5,406,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

On August 8, 2012, OEH completed the sale of the property and operations of The Observatory Hotel for a consideration of A$40,000,000 ($42,106,000), of which A$29,350,000 ($30,895,000) was paid in cash and A$10,650,000 ($11,211,000) was settled directly with the lender to repay the debt facility secured by the property. The hotel was a part of OEH’s Rest of world owned hotels segment. The disposal resulted in a gain on sale of $5,359,000 (including a $12,147,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net earnings/(losses) from discontinued operations, net of tax.

On June 1, 2012, OEH completed the sale of the shares of Bora Bora Lagoon Resort for a cash consideration of $3,000,000. The hotel was a part of OEH’s Rest of world owned hotels segment. The disposal resulted in a gain on sale of $662,000 (including a

$13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net earnings/(losses) from discontinued operations, net of tax.

On January 23, 2012, OEH completed the sale of the property and operations of Keswick Hall for consideration of $22,000,000, of which $12,000,000 was paid in cash and $10,000,000 was settled directly with the lender as a reduction in the debt facility secured by the property. The hotel was a part of OEH’s North American owned hotels segment. The disposal resulted in a gain of $3,957,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

On August 1, 2011, OEH completed the sale of the property and operations of Hôtel de la Cité for a cash consideration of €9,000,000 ($12,933,000). The hotel was a part of OEH’s European owned hotels segment. The disposal resulted in a gain on sale of $2,182,000 (including a $3,018,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net earnings/(losses) from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort, Keswick Hall and Hôtel de la Cité:

	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité
	January 31, 2013	December 14, 2012	August 8, 2012	June 1, 2012	January 23, 2012	August 1, 2011
	$'000	$'000	$'000	$'000	$'000	$'000

Property, plant & equipment	38	17,911	48,096	15,827	18,590	13,147
Real estate assets	18,512	—	—	—	—	—
Net working capital (deficit)/surplus	—	(207)	(299)	(720)	401	266
Other assets/(liabilities)	—	—	—	—	(1,891)	—
Net assets	18,550	17,704	47,797	15,107	17,100	13,413
Transfer of foreign currency translation loss/(gain)	—	1,308	(12,147)	(13,074)	—	(3,018)
	18,550	19,012	35,650	2,033	17,100	10,395
Consideration:
Cash	19,000	26,000	30,895	3,000	12,000	12,933
Reduction in debt facility on sale of hotel	—	—	11,211	—	10,000	—
Less: Working capital adjustment	(11)	(628)	(447)	—	(430)	—
Less: Costs to sell	—	(954)	(650)	(305)	(513)	(356)
	18,989	24,418	41,009	2,695	21,057	12,577

Gain on sale	439	5,406	5,359	662	3,957	2,182

(b)    Results of discontinued operations

OEH had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following an unannounced dispossession of OEH from the hotel by the owner in November 2013, however, OEH has been unable to continue to operate the hotel. OEH believes that the owner's actions are unlawful and constitute a wrongful dispossession and is pursuing its legal remedies under the lease. As OEH is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

Summarized results of the properties classified as discontinued operations for the years ended December 31, 2013, 2012 and 2011 (including residual transactions relating to properties disposed of in prior periods, which are recorded in “Other”) are as follows:

	Year ended December 31, 2013
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000

Revenue	5,124	1,932	—	—	7,056

Earnings/(losses) before tax, gain on sale and impairment	591	(3,228)	—	—	(2,637)
Impairment	(7,031)	—	—	—	(7,031)
Gain on sale	—	439	—	—	439

Earnings/(losses) before tax	(6,440)	(2,789)	—	—	(9,229)
Tax (provision)/benefit	1,838	—	1,425	648	3,911

Net earnings/(losses) from discontinued operations	(4,602)	(2,789)	1,425	648	(5,318)

	Year ended December 31, 2012
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	5,816	8,163	9,088	9,194	—	1,062	33,323

Earnings/(losses) before tax, gain on sale and impairment	1,757	(5,187)	215	(1,080)	(166)	(1,601)	(6,062)
Impairment	—	(3,166)	—	—	—	—	(3,166)
Gain on sale	—	—	5,406	5,359	662	3,957	15,384

Earnings/(losses) before tax	1,757	(8,353)	5,621	4,279	496	2,356	6,156
Tax (provision)/benefit	(336)	—	(1,025)	426	—	(683)	(1,618)

Net earnings/(losses) from discontinued operations	1,421	(8,353)	4,596	4,705	496	1,673	4,538

	Year ended December 31, 2011
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Hôtel de la Cité	Other	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	5,381	7,871	9,523	16,429	—	15,359	3,743	—	58,306

Earnings/(losses) before tax, gain on sale and impairment	1,527	(6,169)	(585)	(726)	(403)	(1,330)	(212)	(11)	(7,909)
Impairment	—	(38,545)	(515)	—	(2,150)	(23,934)	—	—	(65,144)
Gain on sale	—	—	—	—	—	—	2,182	—	2,182

Earnings/(losses) before tax	1,527	(44,714)	(1,100)	(726)	(2,553)	(25,264)	1,970	(11)	(70,871)
Tax (provision)/benefit	(469)	—	(87)	—	—	4,506	(784)	—	3,166

Net earnings/(losses) from discontinued operations	1,058	(44,714)	(1,187)	(726)	(2,553)	(20,758)	1,186	(11)	(67,705)

The results of discontinued operations for the year ended December 31, 2013 include tax credits of $1,425,000 in relation to The Westcliff and $648,000 in relation to Keswick Hall, which were sold in December and January 2013, respectively. These tax credits arise following the submission of prior year tax returns in the current period.

As OEH is unable to operate Ubud Hanging Gardens for the foreseeable future, a non-cash impairment charge of $7,031,000 was identified and recorded in the year ended December 31, 2013. The carrying values of long-lived assets were written down to a fair value of $Nil.

In the year ended December 31, 2012, OEH identified and recorded a non-cash real estate assets impairment charge of $3,166,000 (2011 - $36,868,000) in relation to Porto Cupecoy. The carrying values of the assets were written down to their fair value. Additionally, in the year ended December 31, 2011, OEH identified and recorded a non-cash property, plant and equipment impairment charge at the Porto Cupecoy development of $1,677,000.

The results of operations for Keswick Hall in the years ended December 31, 2012 and 2011 include revenue and costs relating to the sale of model homes in the Keswick Hall property development.

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

(c)    Assets and liabilities held for sale

In December 2013, OEH entered into an agreement to sell The Inn at Perry Cabin as an asset non-core to its future business, with the sale releasing funds for debt reduction, cash reserves and reinvestment in other OEH properties. OEH will continue to manage the hotel for the new owner after the sale has completed. The property has been reclassified as held for sale for all periods shown. Due to OEH's continuing involvement in managing the hotel, its results are presented within continuing operations.

Assets and liabilities of the properties classified as held for sale consist of the following:

	December 31, 2013			December 31, 2012
	The Inn at Perry Cabin	Porto Cupecoy	Total	The Inn at Perry Cabin	Porto Cupecoy	Total
	$’000	$’000	$'000	$’000	$’000	$'000

Current assets	1,503	—	1,503	1,473	—	1,473
Real estate assets	—	720	720	—	22,040	22,040
Property, plant and equipment, net	32,193	—	32,193	33,489	38	33,527

Total assets held for sale	33,696	720	34,416	34,962	22,078	57,040

Current liabilities	(1,611)	—	(1,611)	(1,363)	(2,174)	(3,537)

Total liabilities held for sale	(1,611)	—	(1,611)	(1,363)	(2,174)	(3,537)

Assets of Porto Cupecoy at December 31, 2013 relate to one condominium which was excluded from the disposal of the Porto Cupecoy development as it was already under a separate sales contract at the time.

5.    Variable interest entities

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

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s consolidated balance sheets as of December 31, 2013 and 2012 are summarized as follows:

	2013	2012
December 31,	$’000	$’000

Current assets	10,517	18,511
Property, plant and equipment	187,856	183,793
Goodwill	40,395	40,395
Other assets	1,893	2,114

Total assets	240,661	244,813

Current liabilities	6,722	6,382
Third-party debt, including $1,805 and $1,795 current portion	96,150	97,945
Long-term accrued interest on subordinated debt	15,340	14,740
Deferred income taxes	60,892	60,326

Total liabilities	179,104	179,393

Net assets (before amounts payable to OEH of $92,692 and $90,807)	61,557	65,420

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

The carrying amounts and maximum exposures to loss as a result of OEH's involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	2013	2012	2013	2012
December 31,	$’000	$’000	$’000	$’000

Investment	38,095	32,973	38,095	32,973
Due from unconsolidated company	4,957	4,803	4,957	4,803
Guarantees	—	—	5,920	7,558
Contingent guarantees	—	—	14,731	17,149

Total	43,052	37,776	63,703	62,483

The maximum exposure to loss for the Peru rail joint venture exceeds the carrying amount due to guarantees, discussed below, which are not recognized in the consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at December 31, 2013, OEH does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

OEH has guaranteed $5,920,000 and contingently guaranteed $7,755,000 of the debt obligations of the rail joint venture in Peru through 2017. OEH has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,976,000, through May 2014.

Long-term debt obligations of the rail joint venture in Peru at December 31, 2013 totaling $5,920,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on OEH's financial flexibility.

6.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which OEH exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz, Madrid, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of a State Environmental Park which is being created in the area. The compulsory purchase of the land is therefore expected to be carried out by the State of Rio de Janeiro. OEH is currently in negotiation to recover its investment in the project and fully expects to do so.

Summarized financial data for OEH’s unconsolidated companies are as follows:

	2013	2012
December 31,	$’000	$’000

Current assets	64,145	75,339

Property, plant and equipment, net	342,731	333,374
Other assets	24,142	25,072
Non-current assets	366,873	358,446

Total assets	431,018	433,785

Current liabilities	154,213	165,413

Long-term debt	37,043	45,985
Other liabilities	127,002	115,763
Non-current liabilities	164,045	161,748

Total shareholders’ equity	112,760	106,624

Total liabilities and shareholders’ equity	431,018	433,785

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Revenue	168,839	157,270	145,254

Gross profit[1]	91,357	89,303	82,600

Net earnings[2]	13,549	4,181	7,694
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

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at December 31, 2013, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2018, $17,775,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $1,353,000 of its debt obligations. See Note 5 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At December 31, 2013, long-term debt obligations totaling $83,368,000 of the Hotel Ritz, Madrid, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing, although this non-compliance is not expected to have a material impact on OEH's financial flexibility.  OEH and its joint venture partner have each guaranteed $10,335,000 of the debt obligations, and $789,000 of a working capital loan facility.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2013	2012
December 31,	$’000	$’000

Land and buildings	1,013,015	1,020,570
Machinery and equipment	210,992	193,839
Fixtures, fittings and office equipment	209,050	197,862
River cruise ship and canal boats	19,082	18,255

	1,452,139	1,430,526
Less: Accumulated depreciation	(330,390)	(292,412)

Total property, plant and equipment	1,121,749	1,138,114

The major classes of assets under capital leases included above are as follows:

	2013	2012
December 31,	$’000	$’000

Land and buildings	—	—
Machinery and equipment	889	918
Fixtures, fittings and office equipment	108	103

	997	1,021
Less: Accumulated depreciation	(905)	(829)

Total assets under capital leases	92	192

The depreciation charge on property, plant and equipment of continuing operations for the year ended December 31, 2013 was $48,346,000 (2012 - $43,263,000; 2011 - $43,133,000).

In the year ended December 31, 2013, OEH identified a non-cash property, plant and equipment impairment charge of $1,029,000 in respect of Ubud Hanging Gardens. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2013, 2012 and 2011. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2013 and 2012. See Note 4.

Also in the year ended December 31, 2013, OEH identified a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of La Samanna, St. Martin, French West Indies, based on a strategic review of its assets. The carrying value was written down to the hotel's fair value.

Also in the year ended December 31, 2013, OEH identified a non-cash property, plant and equipment impairment charge of $750,000 in respect of Grand Hotel Europe, St Petersburg, Russia, as the carrying value of assets were written down to fair value based on management's best estimate of the net recoverable amount.

In the year ended December 31, 2012, OEH identified a non-cash property, plant and equipment and other assets impairment charge of $3,837,000 relating to the write-down to fair value of train carriages of OEH's former Great South Pacific Express train, which are held in Australia and not in service.

In the year ended December 31, 2011, OEH identified a non-cash property, plant and equipment impairment charge of $8,153,000 in respect of Casa de Sierra Nevada, San Miguel de Allende, Mexico.  The carrying value was written down to the hotel’s fair value.

The impairments above, other than that of Ubud Hanging Gardens, are included in impairment of other intangible assets, other assets and property, plant and equipment in the statements of consolidated operations.

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $187,854,000 (2012 - $183,793,000) is separately disclosed on the consolidated balance sheets. See Note 5.

For the year ended December 31, 2013, OEH capitalized interest in the amount of $1,088,000 (2012 - $4,193,000; 2011 - $863,000). All amounts capitalized were recorded in property, plant and equipment.

New York hotel project

In March 2011, OEH agreed to assign its purchase and development agreements previously made with the New York Public Library relating to the site of the Donnell branch of the Library adjacent to OEH’s ‘21’ Club restaurant to an affiliate (the “Assignee”) of Tribeca Associates, LLC and Starwood Capital Group Global LLC.  The Assignee agreed to assume all the terms and obligations of the contracts and to reimburse all previous deposit payments made by OEH and a $2,000,000 contribution toward fees incurred by OEH.  The transaction closed in April 2011, resulting in gross proceeds received by OEH of $25,500,000. This transaction resulted in a gain, net of costs, of $492,000 in the year ended December 31, 2011.  Based on the terms under negotiations with interested parties in 2010, OEH recorded a non-cash impairment charge of $6,386,000 at December 31, 2010 on land and buildings for the capitalized pre-development expenses incurred in the period.

As part of this assignment, OEH entered into an option agreement which granted the Assignee a “call” option to acquire 45,000 square feet of the approximately 52,000 square feet of excess development rights held by ‘21’ Club at a price to the Assignee of $13,500,000 and, alternatively, a “put” option to sell to OEH the excess development rights (approximately 65,000 square feet) of the Donnell branch site at a price to OEH of $16,000,000.  The option agreement expiration date was extended several times and included a further call option on approximately 4,800 additional square feet of excess development rights at a price to the Assignee of approximately $2,850,000.  The Assignee exercised the call option in December 2011 for $16,350,000. Of these proceeds, $4,514,000 was used to repay a portion of the existing loan facility secured by ‘21’ Club, and the gain realized by OEH was taxable in the U.S.  Cumulative gain on the sale of the purchase and development agreements as well as the exercise of the call option is $16,544,000.

8.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	Beginning balance at January 1, 2013	Impairment	Foreign currency translation adjustment	Ending balance at December 31, 2013
Year ended December 31, 2013	$'000	$'000	$'000	$'000

Owned hotels:
Europe	77,319	—	462	77,781
North America	49,991	—	—	49,991
Rest of world	25,977	(3,187)	(1,683)	21,107
Owned trains and cruises	7,991	—	46	8,037

Total	161,278	(3,187)	(1,175)	156,916

	Beginning balance at January 1, 2012	Impairment	Foreign currency translation adjustment	Ending balance at December 31, 2012
Year ended December 31, 2012	$'000	$'000	$'000	$'000

Owned hotels:
Europe	77,089	(2,055)	2,285	77,319
North America	49,991	—	—	49,991
Rest of world	26,525	—	(548)	25,977
Owned trains and cruises	7,855	—	136	7,991

Total	161,460	(2,055)	1,873	161,278

The gross goodwill amount at January 1, 2013 was $192,418,000 (2012 - $190,545,000) and the accumulated impairment at that date was $31,140,000 (2012 - $29,085,000). All impairments to that date related to hotel and restaurant operations.

During the year ended December 31, 2013, OEH identified a non-cash goodwill impairment of $3,187,000 at Ubud Hanging Gardens. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2013, 2012 and 2011. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2013 and 2012. See Note 4. There were no impairments to goodwill of continuing operations for the year ended December 31, 2013.

During the year ended December 31, 2012, OEH identified a non-cash goodwill impairment of $2,055,000 at Reid's Palace, Madeira, Portugal. Management’s estimates considered future profitability of the business, future growth rates and the related discount rates.  OEH determined this impairment was triggered due to performance that required a reassessment.

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

Year ended December 31, 2011	$’000

Maroma Resort and Spa	7,904
La Residencia	2,779
Mount Nelson Hotel	1,224

11,907

9.    Other intangible assets

Other intangible assets consist of the following as of December 31, 2013 and 2012:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2012	13,460	1,609	7,100	22,169
Foreign currency translation adjustment	(489)	83	—	(406)

Balance at December 31, 2012	12,971	1,692	7,100	21,763
Impairment of intangible assets of discontinued operations	(2,815)	—	—	(2,815)
Foreign currency translation adjustment	(1,496)	31	—	(1,465)

Balance at December 31, 2013	8,660	1,723	7,100	17,483

Accumulated amortization:
Balance at January 1, 2012	1,972	732		2,704
Charge for the year	354	136		490
Foreign currency translation adjustment	(78)	39		(39)

Balance at December 31, 2012	2,248	907		3,155

Charge for the year	311	137		448
Foreign currency translation adjustment	(291)	19		(272)

Balance at December 31, 2013	2,268	1,063		3,331

Net book value:
December 31, 2011	11,488	877	7,100	19,465

December 31, 2012	10,723	785	7,100	18,608

December 31, 2013	6,392	660	7,100	14,152

An impairment of $2,815,000 was recognized for the year ended December 31, 2013. The intangible lease assets of Ubud Hanging Gardens were written down to $Nil. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2013, 2012 and 2011. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2013 and 2012. See Note 4. There were no impairments of intangible assets in the years ended December 31, 2012 and 2011.

Amortization charge in the table above for the year ended December 31, 2013 includes an amount of $54,000 (2012 - $81,000) relating to Ubud Hanging Gardens, which is included in results of discontinued operations.

Amortization expense from continuing operations for the year ended December 31, 2013 was $394,000 (2012 - $409,000; 2011 - $413,000). Estimated amortization expense for each of the years ending December 31, 2014 to December 31, 2018 is $394,000.

10.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2013	2012
December 31,	$’000	$’000

Loans from banks and other parties collateralized by property, plant and equipment payable over periods of one to nine years (2012 - one to 20 years), with a weighted average interest rate of 4.22% (2012 - 4.14%)	543,567	521,494
Obligations under capital lease	14	66

Total long-term debt and obligations under capital lease	543,581	521,560

Less: Current portion	71,011	90,115

Non-current portion of long-term debt and obligations under capital lease	472,570	431,445

For the renovation of El Encanto, Santa Barbara, California, OEH entered into a loan agreement in August 2011 for $45,000,000 to be drawn as construction progressed. At December 31, 2013, OEH had borrowed $43,988,000 (2012 - $25,749,000) under this facility. The loan has a maturity of three years, with two one year extensions, at an annual interest rate based on monthly LIBOR plus 3.65%.

In June 2012, OEH renewed a loan secured by Napasai, Koh Samui, Thailand. The loan consists of two tranches, a $9,000,000 facility and a THB135,000,000 ($4,251,000) facility. Annual interest on both tranches is 3.00% over LIBOR and BIBOR, the respective reference rates, and both mature in July 2017.

In September 2012, OEH drew a new loan facility of €35,000,000 ($44,400,000) to refinance €36,844,000 ($46,757,000) of long-term debt maturing in 2013 secured by the two Sicilian hotels.  The loan matures in three years and bears interest at a rate of EURIBOR plus 5.00% per annum. OEH has entered into interest rate swaps to fix the variable interest rate of the full amount on the loan at 5.59%.

In December 2012, OEH entered into a $50,000,000 loan secured by Grand Hotel Europe, St. Petersburg, Russia. The first tranche of $24,000,000 was drawn in the year ended December 31, 2013 and used for general corporate purposes, including repayment of $4,000,000 of existing debt secured by the hotel. The second tranche of $26,000,000 is being used for the hotel's refurbishment project. From this second tranche, $2,000,000 has been drawn in the year ended December 31, 2013. Annual interest on both tranches is 7.00% over LIBOR and the facility has a maturity of five years. A capital lease on the hotel was extinguished as part of the refinancing, resulting in a gain of $1,514,000 in the year ended December 31, 2012.

In July 2013, OEH entered into a new loan facility for $24,000,000 secured by The Inn at Perry Cabin and ‘21’ Club. Annual interest is 3.00% over LIBOR and the facility has a maturity of five years. Of these loan proceeds, $17,130,000 was used to repay existing debt secured by these properties.

In August 2013, OEH signed a new loan facility secured by Le Manoir aux Quat’Saisons, Oxfordshire, England, and Reid’s Palace. The loan consists of two tranches – €15,000,000 (equivalent to $19,925,000 at the date drawn) which is secured by Reid’s Palace and £12,981,000 (equivalent to $19,826,000 at the date drawn) secured by Le Manoir aux Quat’Saisons. The euro tranche has annual interest of 4.00% above EURIBOR and a maturity of 18 months, and the sterling tranche has annual interest of 3.75% over LIBOR and a maturity of five years. The loan proceeds were used to repay existing debt secured by these properties.

In October 2013, OEH entered into a new loan facility for £20,000,000 (equivalent to $32,334,000 on October 31, 2013) secured by OEH's European train assets. The first tranche of £16,000,000 (equivalent to $25,867,000 on October 31, 2013) was used to refinance the previous loan secured on the trains. The second tranche of £4,000,000 (equivalent to $6,467,000 on October 31, 2013) was undrawn at December 31, 2013 and is available to finance future expansion. The facility has a maturity of five years and bears interest at a rate of LIBOR plus 4.00% per annum.

In addition, the maturities of two further loans were extended subsequent to December 31, 2013 and have been classified as long-term debt. See Note 24.

At December 31, 2013, one of OEH’s subsidiaries had not complied with certain financial covenants in a loan facility. The $556,000 outstanding on this loan is due to be repaid in the first quarter of 2014.

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

Many of OEH's bank loan facilities include cross-default provisions under which a failure to pay principal or interest by the borrower or guarantor under other indebtedness in excess of a specified threshold amount would cause a default under the facilities.  Under OEH's largest loan facility, the specified cross-default threshold amount is $25,000,000. At December 31, 2013, no cross-default provision in a loan facility had been triggered.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at December 31, 2013:

Year ended December 31,	$’000

2014	71,011
2015	380,388
2016	28,510
2017	22,839
2018	38,112
2019 and thereafter	2,721

Total long-term debt and obligations under capital lease	543,581

The Company has guaranteed $384,818,000 of the long-term debt of its subsidiary companies as at December 31, 2013 (2012 -$341,078,000).

Deferred financing costs related to the above outstanding long-term debt were $11,080,000 at December 31, 2013 (2012 - $13,694,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The debt of Charleston Center LLC, a consolidated VIE, of $96,150,000 at December 31, 2013 (2012 - $97,945,000) is non-recourse to OEH and separately disclosed on the consolidated balance sheet.  The debt was entered into in October 2010 and has a maturity of three years, with two one year extensions and the interest rate is at LIBOR plus a margin of 3.50% per annum. See Note 5.

(b)    Working capital loans

OEH had approximately $3,021,000 of working capital lines of credit at December 31, 2013 (2012 - $4,473,000) repayable within one year issued by various financial institutions and having various expiration dates, of which $2,883,000 was undrawn (2012 - $4,473,000). The weighted average interest rate on the amount of $138,000 drawn at December 31, 2013 was 6.24%.

(c)                              Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2013:

Year ended December 31,	$’000

2014	14
Minimum lease payments	14
Less: Amount of interest contained in above payments	—

Present value of minimum lease payments	14

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

11.    Other liabilities

The major balances in other liabilities are as follows:

	2013	2012
December 31,	$’000	$’000

Interest rate swaps (see Note 20)	1,878	5,021
Long-term accrued interest on subordinated debt at Charleston Place	15,340	14,740
Cash-settled stock appreciation rights plan	—	96
Deferred lease incentive	393	468
Contingent consideration on acquisition of Grand Hotel Timeo and Villa Sant’Andrea (see Note 18)	1,240	1,186

Total other liabilities	18,851	21,511

12.    Pensions

From January 1, 2003, a number of non-U.S. OEH employees participated in a funded defined benefit pension plan in the United Kingdom called Orient-Express Services 2003 Pension Scheme.  On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2013	2012	2011
Year ended December 31,	%	%	%

Discount rate	4.50	4.70	5.40
Expected long-term rate of return on plan assets	4.70	5.30	6.40

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2013	2012
December 31,	%	%

Discount rate	4.50	4.50

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the benefit obligations arise.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2013 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of OEH’s pension plan assets at December 31, 2013 and 2012 by asset category is as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2013	$’000	$’000	$’000	$’000

Cash	1,583	1,583	—	—
Equity securities:
U.K. managed funds	6,459	6,459	—	—
Overseas managed funds	5,402	5,402	—	—
Fixed income securities:
U.K. government bonds	1,549	1,549	—	—
Corporate bonds	6,124	6,124	—	—
Other types of investments:
Annuities	2,045	—	—	2,045

	23,162	21,117	—	2,045

	Total	Level 1	Level 2	Level 3
December 31, 2012	$’000	$’000	$’000	$’000

Cash	87	87	—	—
Equity securities:
U.K. managed funds	5,232	5,232	—	—
Overseas managed funds	4,869	4,869	—	—
Fixed income securities:
U.K. government bonds	1,651	1,651	—	—
Corporate bonds	4,233	4,233	—	—
Other types of investments:
Hedge funds	1,534	—	1,534	—
Annuities	2,046	—	—	2,046

	19,652	16,072	1,534	2,046

Reconciliations of fair value measurements using significant unobservable inputs (Level 3) at December 31, 2013 and 2012 are as follows:

	Annuities	Total
Year ended December 31, 2013	$’000	$’000

Beginning balance at January 1, 2013	2,046	2,046
Foreign exchange	37	37
Actual return on plan assets:
Assets still held at the reporting date	42	42
Purchases, sales and settlements, net	(80)	(80)
Transfers into or out of Level 3	—	—

Ending balance at December 31, 2013	2,045	2,045

	Annuities	Total
Year ended December 31, 2012	$’000	$’000

Beginning balance at January 1, 2012	1,871	1,871
Foreign exchange	92	92
Actual return on plan assets:
Assets still held at the reporting date	158	158
Purchases, sales and settlements, net	(75)	(75)
Transfers into or out of Level 3	—	—

Ending balance at December 31, 2012	2,046	2,046

The allocation of the assets was in compliance with the target allocation set out in the plan investment policy, the principal objectives of which are to deliver returns above those of government and corporate bonds and to minimize the cost of providing pension benefits.  The scheme trustees are currently purchasing annuities to match the benefits of pensioners and allocating a majority of the plan’s assets to equities as they have historically outperformed bonds over the long term. The scheme trustees will allocate plan assets to bonds and cash to help reduce the volatility of the portfolio and reflect the age profile of the membership.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	27,927	24,189	20,074
Service cost	—	—	—
Interest cost	1,200	1,154	1,062
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Actuarial (gain)/loss	(4,093)	1,869	4,259
Benefits paid	(573)	(560)	(839)
Curtailment gain	—	—	—
Settlement	—	—	—
Foreign currency translation	307	1,275	(367)

Benefit obligation at end of year	24,768	27,927	24,189

Change in plan assets:
Fair value of plan assets at beginning of year	19,652	15,547	14,457
Actual return on plan assets	1,665	1,958	347
Employer contributions	1,880	1,854	1,770
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Benefits paid	(573)	(560)	(839)
Settlement	—	—	—
Foreign currency translation	538	853	(188)

Fair value of plan assets at end of year	23,162	19,652	15,547

Funded status at end of year	(1,606)	(8,275)	(8,642)

Net actuarial (gain)/loss recognized in other comprehensive loss	(5,763)	(141)	4,310

Amounts recognized in the consolidated balance sheets consist of the following:

	2013	2012
December 31,	$’000	$’000

Non-current assets	—	—

Current liabilities	—	—

Non-current liabilities	1,606	8,275

Amounts recognized in accumulated other comprehensive income/(loss) consist of the following:

	2013	2012
December 31,	$’000	$’000

Net loss	(8,212)	(13,975)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in other comprehensive loss	(8,212)	(13,975)

The following table details certain information with respect to OEH’s U.K. defined benefit pension plan:

	2013	2012
Year ended December 31,	$’000	$’000

Projected benefit obligation	24,768	27,927

Accumulated benefit obligation	24,768	27,927

Fair value of plan assets	23,162	19,652

Components of net periodic benefit cost are as follows:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	1,200	1,154	1,062
Expected return on assets	(926)	(846)	(1,006)
Net amortization and deferrals	930	899	608

Net periodic benefit cost	1,204	1,207	664

OEH expects to contribute $2,327,000 to the U.K. defined benefit pension plan in 2014. The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2014	632
2015	463
2016	549
2017	657
2018	533
Next five years	3,929

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $554,000.

Certain employees of OEH were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,542	2,719	3,023

13.    Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax.  OEH’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions where the tax benefit is not recognized.

Accordingly, the income tax provision is attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, and is impacted by the effect of valuation allowances and uncertain tax positions. The income tax provision is also affected by certain items that may occur in any given year, but are not consistent from year to year. Items which had the most significant impact on the tax rate include an income tax credit of $3,207,000 in the year ended December 31, 2013 (2012 - charge of $83,000) arising in respect of foreign exchange differences on the measurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differs from the functional currency.

The provision for income taxes consists of the following:

		Provision for income taxes
Year ended December 31, 2013	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(17,696)	—	—	—
United States	(3,955)	(369)	100	(269)
Rest of the world	6,659	17,538	359	17,897

	(14,992)	17,169	459	17,628

		Provision for income taxes
Year ended December 31, 2012	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(8,244)	—	—	—
United States	1,903	3,656	(647)	3,009
Rest of the world	14,442	16,540	2,102	18,642

	8,101	20,196	1,455	21,651

		Provision for income taxes
Year ended December 31, 2011	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(23,436)	—	—	—
United States	13,918	3,986	(561)	3,425
Rest of the world	4,881	16,663	(477)	16,186

	(4,637)	20,649	(1,038)	19,611

The reconciliation of earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2013	2012	2011
Year ended December 31,	$'000	$'000	$'000

Earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax	(14,992)	8,101	(4,637)

Tax charge at statutory tax rate of Nil%(1)	—	—	—

Exchange rate movements on deferred tax	(3,207)	83	(2,094)
Other permanent items	674	2,943	106
Change in valuation allowance	13,015	6,093	11,795
Difference in taxation rates	7,353	11,421	9,067
Change in provisions for uncertain tax positions	(1,788)	(174)	817
Change in tax rates	(276)	600	(222)
Deferred tax charge for derivatives	2,119	—	—
Other	(262)	685	142

Provision for income taxes	17,628	21,651	19,611

(1) The Company is resident in Bermuda, which does not impose an income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents OEH’s net deferred tax liabilities:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	122,500	93,466	61,708
Pensions	321	1,899	2,161
Share-based compensation	3,146	2,813	1,647
Trademarks	5,075	5,563	3,868
Other	9,173	9,197	2,897
Less: Valuation allowance	(110,780)	(97,376)	(50,746)

Net deferred tax assets	29,435	15,562	21,535

Other	(7,962)	(5,267)	(4,609)
Property, plant and equipment	(183,174)	(171,016)	(172,643)

Deferred tax liabilities	(191,136)	(176,283)	(177,252)

Net deferred tax liabilities	(161,701)	(160,721)	(155,717)

Current deferred tax assets are included in "Prepaid expenses and other" and current deferred tax liabilities are included in "Accrued liabilities" on the face of the consolidated balance sheets. Non-current deferred income taxes and deferred income taxes of consolidated variable interest entities are presented separately on the face of the consolidated balance sheets.

The gross amount of tax loss carry-forwards is $429,461,000 at December 31, 2013 (2012 - $350,926,000).  Of this amount, $10,742,000 will expire in the five years ending December 31, 2018 and a further $121,144,000 will expire in the five years ending December 31, 2023. The remaining losses of $297,575,000 will expire after December 31, 2023 or have no expiry date.  After weighing all positive and negative evidence, a valuation allowance has been provided against deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

A deferred tax liability of $1,509,000 (2012 - $Nil) has been recognized in respect of income taxes and foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of the investments in foreign joint ventures. Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The cumulative amount of such unremitted earnings is approximately $970,000,000 at December 31, 2013 (2012 - $1,075,000,000). The determination of the additional deferred taxes that have not been provided is not practical.

OEH’s 2013 tax provision of $17,628,000 (2012 - $21,651,000; 2011 - $19,611,000) included a benefit of $1,593,000 (2012 - benefit of $174,000; 2011 - benefit of $3,439,000) in respect of the provision for uncertain tax positions, of which a benefit of $1,654,000 (2012 - charge of $121,000; 2011 - benefit of $2,058,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2013 provision for income taxes included a deferred tax provision of $13,015,000 in respect of valuation allowances due to a change in judgment concerning OEH’s ability to realize loss carry-forwards and other deferred tax assets in certain jurisdictions compared to a $6,093,000 provision in 2012.

At December 31, 2013, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2013	$’000	$’000	$’000	$’000

Balance, January 1, 2013	4,581	2,874	1,174	533
Additional uncertain tax provision identified during the year	2,720	2,716	(4)	8
Increase to uncertain tax provision on prior year positions	737	559	138	40
Uncertain tax provisions paid during the year	(737)	(559)	(138)	(40)
Decrease to uncertain tax provisions on prior year positions	(3,924)	(2,302)	(1,127)	(495)
Decreases as a result of expiration of the statute of limitations	(387)	(351)	(36)	—
Foreign exchange	(2)	(2)	—	—

Balance at December 31, 2013	2,988	2,935	7	46

At December 31, 2013, OEH recognized a $2,988,000 liability in respect of its uncertain tax positions. Of the unrecognized tax benefit at December 31, 2013, if recognized, $2,054,000 would affect the effective tax rate.

At December 31, 2012, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2012	$’000	$’000	$’000	$’000

Balance at January 1, 2012	4,755	3,169	1,148	438
Additional uncertain tax provision identified during the year	403	401	2	—
Increase to uncertain tax provision on prior year positions	444	151	168	125
Uncertain tax provisions paid during the year	—	—	—	—
Decrease to uncertain tax provisions on prior year positions	—	—	—	—
Decreases as a result of expiration of the statute of limitations	(686)	(622)	(64)	—
Foreign exchange	(335)	(225)	(80)	(30)

Balance at December 31, 2012	4,581	2,874	1,174	533

At December 31, 2012, OEH recognized a $4,581,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2012, if recognized, would affect the effective tax rate.

At December 31, 2011, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2011	$’000	$’000	$’000	$’000

Balance, January 1, 2011	8,194	4,550	1,627	2,017
Additional uncertain tax provision identified during the year	—	—	—	—
Increase to uncertain tax provision on prior year positions	817	600	132	85
Uncertain tax provisions paid during the year	(642)	(306)	(192)	(144)
Decrease to uncertain tax provisions on prior year positions	(3,178)	(1,500)	(358)	(1,320)
Decreases as a result of expiration of the statute of limitations	—	—	—	—
Foreign exchange	(436)	(175)	(61)	(200)

Balance, December 31, 2011	4,755	3,169	1,148	438

At December 31, 2011, OEH recognized a $4,755,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2011, if recognized, would affect the effective tax rate.

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2013, all tax years after 2003 are open to examination by the tax authorities.

OEH believes that it is reasonably possible that within the next 12 months the uncertain tax provision will decrease by approximately $20,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which OEH operates. These amounts relate primarily to transfer pricing inquiries with the tax authorities.

14.    Supplemental cash flow information

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Cash paid for:

Interest	27,320	29,756	37,233

Income taxes, net of refunds	22,275	28,967	16,413

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were an increase of $186,000 and $709,000 for the years ended December 31, 2013 and 2012, respectively.

15.    Restricted cash

The major balances in restricted cash are as follows:

	2013	2012
December 31,	$’000	$’000

Cash deposit held with a bank pending completion of sale of Inn at Perry Cabin	4,000	—
Cash deposits required to be held with lending banks for the duration of the debt to support OEH’s payment of interest and principal	8,391	16,013
Escrow deposits and other restricted cash at Porto Cupecoy	355	4,079
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	681	788
Security required under the European Union Package Travel Directive	209	200

Total restricted cash	13,636	21,080

Restricted cash classified as long-term and included in other assets on the consolidated balance sheet at December 31, 2013 was $7,633,000 (December 31, 2012 - $Nil).

16.    Shareholders’ equity

(a)          Dual common share capitalization

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

(b)          Shareholder rights agreement

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

(c)          Acquired shares

Included in shareholders’ equity is a reduction for 18,044,478 class B common shares of the Company that a subsidiary of the Company acquired in 2002.  Under applicable Bermuda law, these shares are outstanding and may be voted, although in computing earnings per share these shares are treated as a reduction to outstanding shares.

(d)          Preferred shares

The Company has 30,000,000 authorized preferred shares, par value $0.01 each, 500,000 of which have been reserved for issuance as series A junior participating preferred shares upon exercise of preferred share purchase rights held by class A and B common shareholders in connection with the shareholder rights agreement.

17.    Share-based compensation plans

At December 31, 2013, OEH had four share-based compensation plans plus one plan that had expired by that date, which are described below.  The compensation cost that has been charged to selling, general and administrative expense for these plans was $10,388,000 for the year ended December 31, 2013 (2012 - $6,834,000; 2011 - $6,752,000). Cash received from exercised options and vested awards was $7,000 for the year ended December 31, 2013 (2012 - $3,000; 2011 - $3,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2013 to be recognized over the period January 1, 2014 to December 31, 2016, was $10,884,000 and the weighted average period over which it is expected to be recognized is 28 months. Measured from the grant date, substantially all awards of deferred shares, restricted shares and stock appreciation rights have a maximum term of three years, and substantially all awards of share options have a maximum term of ten years.

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000 class A common shares, respectively, could be awarded to employees of OEH at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2013, 23,500 class A common shares were reserved under the 2000 plan, and 453,950 class A common shares were reserved under the 2004 plan. At December 31, 2013, no shares remain available for future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below which became effective in 2009.

Details of share option transactions under the 2000 and 2004 stock option plans are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2012	538,850	23.05
Granted	—	—
Exercised	(4,206)	5.89
Forfeited, cancelled or expired	(57,194)	21.09

Outstanding — December 31, 2012	477,450	23.44
Granted	—	—
Exercised	(77,294)	5.89
Forfeited, cancelled or expired	(113,356)	19.03

Outstanding — December 31, 2013	286,800	29.91	3.5	807

Exercisable — December 31, 2013	286,800	29.91	3.5	807

The options outstanding under the 2000 and 2004 plans at December 31, 2013 were as follows:

Exercise prices $	Outstanding at 12/31/2013	Exercisable at 12/31/2013	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	86,400	86,400	4.9	5.89	5.89
14.70	24,500	24,500	0.6	14.70	14.70
28.40	15,000	15,000	1.7	28.40	28.40
28.50	13,000	13,000	1.5	28.50	28.50
34.88	3,200	3,200	2.2	34.88	34.88
34.90	7,600	7,600	2.6	34.90	34.90
35.85	15,450	15,450	4.7	35.85	35.85
36.50	19,350	19,350	2.5	36.50	36.50
42.87	7,000	7,000	2.9	42.87	42.87
46.08	13,150	13,150	4.4	46.08	46.08
51.90	11,550	11,550	4.2	51.90	51.90
52.51	6,750	6,750	3.2	52.51	52.51
52.51	46,350	46,350	3.7	52.51	52.51
52.59	8,250	8,250	3.5	52.59	52.59
59.23	9,250	9,250	3.9	59.23	59.23

	286,800	286,800

The fair value of options which were exercised in the year to December 31, 2013 was $161,000. No options vested and no options were granted under the plans during the year ended December 31, 2013.

(b)          2007 performance share plan

Under the Company’s former 2007 performance share plan, awards of up to 500,000 class A common shares could be granted to OEH employees.  The shares covered by the awards were to be issued after at least one year from the grant date upon payment of a nominal amount ($0.01 per share), subject to meeting performance criteria set forth in the awards.  Awards were also granted under the plan without any specified performance criteria. When the shares were issued under the awards, the grantees were also entitled to receive a cash equivalent of the dividends, if any, which would have been paid on the shares in respect of dividend record dates occurring during the period between the award grant date and the share issue date. At December 31, 2013, no shares remain available for future grants as these have been transferred to the 2009 plan described below and the 2007 performance share plan had expired.

The status of the awards as of December 31, 2013 and 2012 and changes during the years then ended are presented as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $’000

Outstanding — January 1, 2012	172,229	0.01
Granted	—	—
Vested and issued	(108,802)	0.01
Forfeited, cancelled or expired	(63,427)	0.01

Outstanding — December 31, 2012	—	—
Granted	—	—
Vested and issued	—	—
Forfeited, cancelled or expired	—	—

Outstanding — December 31, 2013	—	—	—

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

In the years ended December 31, 2013, 2012 and 2011, no SARs were awarded. The third anniversary of the date of the award of SARs in the year ended December 31, 2010 occurred during 2013 so that at December 31, 2013 there was no liability remaining.

Estimates of fair values of the awards were made using the Black-Scholes valuation model based on the following assumptions:

	2013	2012	2011
Expected share price volatility	42%	47%	51%-59%
Risk-free interest rate	0.11%	0.16%	0.28%-0.45%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	8 months	11 months	1 year

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

During 2013, the following awards were made under the 2009 plan on the following dates:

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

August 14, 2013:

•	deferred shares without performance criteria covering 40,000 class A common shares vesting on August 14, 2016 at a purchase price of $0.01 per share.

December 12, 2013

•	share options on 435,950 class A common shares vesting on December 12, 2016 at an exercise price of $14.51 per share.

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2012	2,535,600	9.35
Granted	811,450	10.09
Exercised	(29,477)	8.44
Forfeited, cancelled or expired	(364,223)	9.55

Outstanding — December 31, 2012	2,953,350	9.54
Granted	756,650	13.26
Exercised	(236,322)	8.77
Forfeited, cancelled or expired	(702,178)	8.57

Outstanding — December 31, 2013	2,771,500	10.67	8.3	12,309

Exercisable — December 31, 2013	526,750	9.79	6.4	7,959

The options outstanding under the 2009 plan at December 31, 2013 were as follows:

Exercise prices $	Outstanding at 12/31/2013	Exercisable at 12/31/2013	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.38	76,500	76,500	5.4	8.38	8.38
7.71	5,000	5,000	5.5	7.71	7.71
8.91	98,200	98,200	5.9	8.91	8.91
9.93	5,000	5,000	6.1	9.93	9.93
8.37	117,400	117,400	6.5	8.37	8.37
11.44	224,650	224,650	6.9	11.44	11.44
11.69	251,500	—	7.4	11.69	—
8.06	520,150	—	7.9	8.06	—
9.95	31,700	—	8.2	9.95	—
8.42	283,200	—	8.5	8.42	—
11.32	401,550	—	8.9	11.32	—
9.95	31,700	—	9.1	9.95	—
11.74	289,000	—	9.4	11.74	—
14.51	435,950	—	9.9	14.51	—

	2,771,500	526,750

The fair value of option grants made in the year to December 31, 2013 was $5,048,000.  The fair value of options which became exercisable in the year to December 31, 2013 was $3,938,000. The fair value of options which were exercised in the year was $1,025,000. The number of options which vested during the year was 696,850.

Transactions relating to deferred shares and restricted shares under the 2009 plan have been as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2012	485,020	0.01
Granted	1,042,900	0.01
Vested and issued	(130,134)	0.01
Forfeited, cancelled or expired	(54,137)	0.01

Outstanding — December 31, 2012	1,343,649	0.01
Granted	618,170	0.01
Vested and issued	(344,388)	0.01
Forfeited, cancelled or expired	(135,604)	0.01

Outstanding — December 31, 2013	1,481,827	0.01	17,323

At December 31, 2013, awards of deferred shares and restricted shares on 1,481,827 class A common shares were reserved under the 2009 plan. Of these awards, 800,400 deferred shares and restricted shares do not specify any performance criteria and will vest up to August 2016. The remaining awards of up to 681,427 deferred shares will vest up to March 2016 and are subject to performance and market criteria. Half of the 681,427 deferred share awards are subject to performance criteria based on OEH’s earnings before tax for the three years ending December 31, 2013, 2014 or 2015, and the other half are subject to market criteria based on OEH’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The fair value of deferred shares and restricted shares awarded in the year to December 31, 2013 was $4,227,000. The fair value of deferred shares vested in the year to December 31, 2013 was $3,193,000.

There were no vested and unissued deferred share or restricted shares awards as of December 31, 2013.
Estimates of the fair value of the share options on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2013	2012	2011
Expected share price volatility	50%-60%	58%-60%	56%-58%
Risk-free interest rate	1.30%-1.74%	1.03%-1.69%	0.97%-1.40%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	4.5-8 years	8 years	5 years

Estimates of fair values of deferred shares and restricted shares without performance criteria on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2013	2012	2011
Expected share price volatility	33%-51%	52%-67%	37%-82%
Risk-free interest rate	0.04%-0.67%	0.10%-0.40%	0.13%-1.20%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	18 days - 3 years	2 months - 3 years	4 months - 3 years

Estimates of fair values of deferred shares with performance and market conditions were made using the Monte Carlo valuation model based on the following assumptions:

Year ended December 31,	2013	2012	2011
Expected share price volatility	52%	59%	88%
Risk-free interest rate	0.26%-0.39%	0.47%	0.97%-1.40%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	2-3 years	3 years	3 years

18.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $21,867,000 at December 31, 2013 (December 31, 2012 - $9,650,000).

As part of the consideration for the acquisition in January 2010 of Grand Hotel Timeo and Villa Sant’Andrea in Taormina, Sicily, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms were constructed at Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Villa Sant’Andrea. At December 31, 2013, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid) as the Villa Sant'Andrea permits have been granted. See Note 11.

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000.  SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date. In order to defend the hotel, in December 2013, CHP commenced a declaratory lawsuit in the Rio state court seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and OEH has made no reserves in respect of this matter. If any such claims were brought, OEH would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens dispossessed OEH from the hotel under long-term lease to OEH without prior notice. As a result, OEH has been unable to continue operating the hotel and accordingly, to prevent any confusion to its guests, OEH has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being. OEH believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. OEH is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where OEH has sought emergency arbitral orders to return the hotel to OEH's possession and management and to stay court proceedings in Indonesia brought by the owner seeking annulment of the lease and damages from OEH. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings on an interim basis while the Singapore arbitration continues. While OEH believes it has a strong case on the merits, it may ultimately be unsuccessful in recovering the hotel or otherwise in pursuing its remedies against the owner, and therefore OEH has recorded Ubud Hanging Gardens as a discontinued operation and recorded a non-cash impairment charge relating to long-lived assets and goodwill of the hotel as well as a write-off of net current assets of the hotel. See Notes 4, 7, 8 and 9. Management cannot estimate the range of possible additional loss to OEH which has made no reserves in respect of this matter.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in Europe.  An amount of $3,947,000 was paid by the defendants to OEH on March 2, 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $2,830,000 at December 31, 2013, have not been recognized by OEH because of the uncertainty of collectability.

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2014	11,356
2015	11,246
2016	11,146
2017	11,201
2018	10,454
2019 and thereafter	87,191

142,594

Rental expense for the year ended December 31, 2013 amounted to $12,054,000 (2012 - $10,538,000; 2011 - $9,865,000).

OEH has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase the Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. This right of first refusal and purchase option are not assignable and expire one year after Mr. Sherwood’s death. These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

19.    Fair value measurements

(a)    Financial instruments recorded at fair value

The following tables summarize the valuation of OEH’s assets and liabilities by the fair value hierarchy at December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(4,890)	—	(4,890)

Total net liabilities	—	(4,888)	—	(4,888)

	Level 1	Level 2	Level 3	Total
December 31, 2012	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	6	—	6

Total assets	—	6	—	6

Liabilities at fair value:
Derivative financial instruments	—	(8,879)	—	(8,879)

Total net liabilities	—	(8,873)	—	(8,873)

During the years ended December 31, 2013 and 2012, there were no transfers between levels of the fair value hierarchy.

The amount of total losses for the year ended December 31, 2013 included in earnings that are attributable to the change in unrealized gains or losses relating to those liabilities still held was $Nil (2012 - $Nil; 2011 - $Nil).

(b)    Other financial instruments

Certain methods and assumptions are used to estimate the fair value of each class of financial instruments. The carrying amount of current assets and current liabilities as disclosed on the consolidated balance sheets approximate their fair value due to the short-term nature of those instruments.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of OEH's long-term debt as of December 31, 2013 and 2012 were as follows:

		December 31, 2013		December 31, 2012
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion, excluding obligations under capital leases	Level 3	543,567	562,588	521,494	533,783

Long-term debt, including current portion, held by consolidated variable interest entities	Level 3	96,150	97,775	97,945	99,656

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of OEH’s non-financial assets measured on a non-recurring basis for the years ended December 31, 2013, 2012 and 2011 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2013 $’000

Property, plant and equipment	45,000	—	—	45,000	(36,430)

Property, plant and equipment of discontinued operations	—	—	—	—	(1,029)

Goodwill of discontinued operations	—	—	—	—	(3,187)

Intangible assets of discontinued operations	—	—	—	—	(2,815)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2012 $’000

Assets of discontinued operations held for sale	22,040	—	—	22,040	(3,166)

Property, plant and equipment	3,521	—	—	3,521	(2,538)

Goodwill	7,515	—	—	7,515	(2,055)

Other assets	—	—	—	—	(1,299)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2011 $’000

Assets of discontinued operations held for sale	63,522	—	—	63,522	(65,144)

Property, plant and equipment	6,000	—	—	6,000	(8,153)

Goodwill	—	—	—	—	(11,907)

Assets of discontinued operations held for sale

There were no impairments of assets held for sale in the year ended December 31, 2013. The assets and liabilities of Ubud Hanging Gardens, the results of which have been presented as a discontinued operation, have not been classified as held for sale as the hotel has not been disposed of through a sale transaction. See Note 4.

For the year ended December 31, 2012, assets of discontinued operations held for sale related to Porto Cupecoy real estate assets with a carrying value of $25,206,000 were written down to fair value of $22,040,000, resulting in a non-cash impairment charge of $3,166,000.

For the year ended December 31, 2011, assets of discontinued operations held for sale related to Keswick Hall with a carrying value of $43,934,000 (including the value of land held for property development) were written down to fair value of $20,000,000, resulting in a non-cash impairment charge of $23,934,000; assets of discontinued operations held for sale at Bora Bora Lagoon Resort were written down to fair value of $2,850,000, resulting in a non-cash impairment charge of $2,150,000; real estate assets held for sale at the Porto Cupecoy development were written down to their fair value, resulting in a non-cash impairment charge of $36,868,000 and, as part of an overall impairment calculation, property, plant and equipment at Porto Cupecoy with a carrying value of $1,677,000 were written down to fair value of $Nil; and goodwill of The Westcliff with a carrying value of $515,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $515,000.

Any gains or losses on movements are included in earnings/(losses) from discontinued operations in the period incurred.

Property, plant and equipment

For the year ended December 31, 2013, property, plant and equipment at La Samanna with a carrying value of $80,680,000 was written down to fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000, and property, plant and equipment at Grand Hotel Europe with a carrying value of $750,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $750,000.

For the year ended December 31, 2012, train carriages of OEH's former Great South Pacific Express train which are held in Australia and not in service with a carrying value of $6,059,000 were written down to fair value of $3,521,000, resulting in a non-cash impairment charge of $2,538,000.

For the year ended December 31, 2011, property, plant and equipment at Casa de Sierra Nevada with a carrying value of $14,153,000 was written down to fair value of $6,000,000, resulting in a non-cash impairment charge of $8,153,000.

These impairments are included in earnings from continuing operations in the period incurred.

Property, plant and equipment of discontinued operations

For the year ended December 31, 2013, property, plant and equipment of Ubud Hanging Gardens with a carrying value of $1,029,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,029,000.

This impairment is included in losses from discontinued operations in the period incurred.

Goodwill

For the year ended December 31, 2012, goodwill of Reid's Palace with a carrying value of $9,570,000 was written down to fair value of $7,515,000, resulting in a non-cash impairment charge of $2,055,000.

For the year ended December 31, 2011, goodwill of Maroma Resort and Spa, La Residencia and Mount Nelson Hotel with a carrying value of $11,907,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $11,907,000.

These impairments are included in earnings from continuing operations in the period incurred.

Goodwill of discontinued operations

For the year ended December 31, 2013, goodwill at Ubud Hanging Gardens with a carrying value of $3,187,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $3,187,000.

This impairment is included in losses from discontinued operations in the period incurred.

Intangible assets of discontinued operations

For the year ended December 31, 2013, intangible lease assets at Ubud Hanging Gardens with a carrying value of $2,815,000 were written down to a fair value of $Nil, resulting in a non-cash impairment charge of $2,815,000.

This impairment is included in losses from discontinued operations in the period incurred.

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

20.    Derivatives and hedging activities

Cash flow hedges of interest rate risk

As of December 31, 2013 and 2012, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2013	2012
December 31,	’000	’000

Interest Rate Swaps	€137,469	€142,094
Interest Rate Swaps	$63,700	$104,259

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of December 31, 2013, OEH had interest rate options with a fair value of $2,000 (2012 - $6,000) and a notional amount of €73,344,000 and $59,080,000 (2012 - €76,469,000 and $53,760,000) that were non-designated hedges of OEH’s exposure to interest rate risk.

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of December 31, 2013 and 2012:

		Fair value as of	Fair value as of
		December 31, 2013	December 31, 2012
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest Rate Swaps	Accrued liabilities	(3,012)	(3,858)
Interest Rate Swaps	Other liabilities	(1,878)	(5,021)

Total		(4,890)	(8,879)

Derivatives not designated as hedging instruments:
Interest Rate Options	Other Assets	2	6
Interest Rate Swaps	Accrued liabilities	—	—
Interest Rate Swaps	Other liabilities	—	—

Total		2	6

Offsetting

There was no offsetting within derivative assets or derivative liabilities at December 31, 2013 and 2012. However, these derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income for cash flow hedges of interest rate risk is shown in Note
21. At December 31, 2013, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $3,003,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the year ended December 31, 2013 was a $1,016,000 loss (2012 - $806,000 loss; 2011 - $2,748,000 gain).

Derivative movements not included in other comprehensive income for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Amount of gain/(loss) recognized in interest expense for the ineffective portion of derivatives	(37)	218	(353)

Amount of gain/(loss) recognized in interest expense for derivatives not designated as hedging instruments	(4)	(54)	484

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of December 31, 2013, the fair value of derivatives in a net liability position, which included accrued interest and an adjustment for non-performance risk, related to these agreements was $4,890,000 (2012 - $8,879,000). If OEH breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $4,899,000 (2012 - $8,946,000).

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries.  These contracts are included in non-derivative hedging instruments. The fair value of non-derivative hedging instruments was $26,249,000 at December 31, 2013 (2012 - $44,166,000), both being liabilities of OEH.

21.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) for the years ended December 31, 2013 and 2012 were as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2012	(52,611)	(6,440)	(13,238)	(72,289)

Other comprehensive loss before reclassifications	(14,524)	(5,665)	(32)	(20,221)

Amounts reclassified from AOCI	—	6,129	—	6,129

Net current period other comprehensive income/(loss)	(14,524)	464	(32)	(14,092)

Balance at December 31, 2012	(67,135)	(5,976)	(13,270)	(86,381)

Other comprehensive income/(loss) before reclassifications	(14,204)	(986)	4,673	(10,517)

Amounts reclassified from AOCI	—	3,581	—	3,581

Net current period other comprehensive income/(loss)	(14,204)	2,595	4,673	(6,936)

Balance at December 31, 2013	(81,339)	(3,381)	(8,597)	(93,317)

Reclassifications out of AOCI (net of tax) were as follows:

	Amount reclassified from AOCI
	December 31, 2013	December 31, 2012
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	3,581	6,129	Interest expense

Total reclassifications for the period	3,581	6,129

22.    Segment information

Following the appointment of a new Chief Executive Officer in late 2012, the Company has completed a re-evaluation of its reportable segments in the fourth quarter of 2013.

OEH’s operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by the chief operating decision maker to assess performance and make decisions regarding the allocation of resources. Typically each hotel, restaurant, train or cruise operation meets the definition of an operating segment. The chief operating decision maker is the Chief Executive Officer.

Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit”).

OEH's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that OEH owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that OEH jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that OEH owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that OEH jointly owns or manages.

The changes in OEH's reportable segments from what was previously reported are (i) the previous hotels and restaurants segment has been disaggregated to show the hotels in their geographic areas, (ii) the one owned stand-alone restaurant in New York has been aggregated in Owned hotels—North America, (iii) trains and cruises have been disaggregated into Owned trains and cruises and Part-owned/managed trains and (iv) the previous real estate segment has been eliminated. The previous real estate reporting segment comprised the development and sale of owned real estate, but at December 31, 2013, OEH had no remaining real estate assets under development.

The following tables present financial information regarding these reportable segments. Prior periods have been restated to reflect the current period presentation.

Revenue from external customers by segment:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	222,047	202,342	213,232
North America	146,491	123,516	118,967
Rest of world	141,709	132,887	135,570
Total owned hotels	510,247	458,745	467,769
Part-owned/ managed hotels	5,861	5,482	5,809
Total hotels	516,108	464,227	473,578
Owned trains & cruises	73,728	70,897	72,461
Part-owned/ managed trains	4,245	3,828	3,316
Total trains & cruises	77,973	74,725	75,777

Total revenue	594,081	538,952	549,355

Reconciliation of the total of segment profit to consolidated net earnings/(losses) from operations:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	63,767	56,289	60,264
North America	23,233	21,684	13,485
Rest of world	35,958	32,726	31,624
Total owned hotels	122,958	110,699	105,373
Part-owned/ managed hotels	2,273	2,818	5,261
Total hotels	125,231	113,517	110,634
Owned trains & cruises	8,467	9,689	11,014
Part-owned/ managed trains	14,390	12,546	9,934
Total trains & cruises	22,857	22,235	20,948

Reconciliation to net earnings/(losses):
Total segment profit	148,088	135,752	131,582

Gain on disposal	—	1,514	16,544
Impairment of goodwill	—	(2,055)	(11,907)
Impairment of other intangible assets, other assets and property, plant and equipment	(36,430)	(3,837)	(8,153)
Impairment of property, plant and equipment in unconsolidated company	—	—	(626)
Central overheads	(30,647)	(32,140)	(30,343)
Share-based compensation	(10,388)	(6,834)	(6,752)
Depreciation and amortization	(48,740)	(43,753)	(43,633)
Gain on extinguishment of debt	3,517	—	—
Interest income	1,067	1,065	2,365
Interest expense	(34,326)	(30,862)	(42,549)
Foreign currency, net	1,000	(2,854)	(4,538)
Provision for income taxes	(17,628)	(21,651)	(19,611)
Share of provision for income taxes of unconsolidated companies	(1,691)	(5,771)	(2,270)

Losses from continuing operations	(26,178)	(11,426)	(19,891)
Earnings/(losses) from discontinued operations	(5,318)	4,538	(67,705)

Net losses	(31,496)	(6,888)	(87,596)

Reconciliation of assets by segment to total assets:

	2013	2012
December 31,	$’000	$’000

Owned hotels:
Europe	723,899	706,111
North America	494,919	544,957
Rest of world	342,831	320,541
Total owned hotels	1,561,649	1,571,609
Part-owned/ managed hotels	46,216	48,287
Total hotels	1,607,865	1,619,896
Owned trains & cruises	100,335	98,523
Part-owned/ managed trains	50,647	46,056
Total trains & cruises	150,982	144,579
Real estate	—	1,924

Unallocated corporate	86,603	68,588
Discontinued operations held for sale	34,416	57,040

Total assets	1,879,866	1,892,027

Reconciliation of capital expenditure by segment:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	13,238	17,187	18,660
North America	32,635	47,659	17,690
Rest of world	14,173	27,021	17,748
Total owned hotels	60,046	91,867	54,098
Owned trains & cruises	6,325	4,410	3,849

Unallocated corporate	275	771	1,962

Total capital expenditure	66,646	97,048	59,909

Carrying value of investment in equity method investees:

	2013	2012
December 31,	$’000	$’000

Eastern & Oriental Express	3,363	3,276
Peru hotels	16,619	15,543
Peru Rail	38,095	32,973
Hotel Ritz Madrid	—	1,736
Buzios	5,207	5,284

Total investment in equity method investees	63,284	58,812

Earnings from unconsolidated companies, net of tax:

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Part-owned/ managed hotels	(2,372)	1,517	35
Part-owned/ managed trains	8,814	607	4,322

Total earnings from unconsolidated companies, net of tax	6,442	2,124	4,357

Revenue from external customers in OEH's country of domicile and significant countries (based on the location of the property):

	2013	2012	2011
Year ended December 31,	$’000	$’000	$’000

Bermuda	—	—	—
Italy	133,806	120,307	124,632
United Kingdom	65,865	67,647	71,313
United States	108,167	85,890	83,126
Brazil	80,537	74,731	82,181
All other countries	205,706	190,377	188,103

Total revenue	594,081	538,952	549,355

Property, plant and equipment (net), at book value in OEH's country of domicile and significant countries (based on the location of the property):

	2013	2012
December 31,	$’000	$’000

Bermuda	—	—
Italy	381,718	369,756
United Kingdom	63,964	64,047
United States	342,168	318,672
Brazil	148,012	147,408
All other countries	373,741	422,024

Total property, plant and equipment at book value	1,309,603	1,321,907

23.    Related party transactions

OEH manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which OEH has a 25% ownership. In the year ended December 31, 2013, OEH earned management fees from Eastern and Oriental Express Ltd. of $463,000 (2012 - $389,000; 2011 - $279,000), which are recorded in revenue. The amount due to OEH from Eastern and Oriental Express Ltd. at December 31, 2013 was $4,232,000 (2012 - $5,005,000).

OEH manages, under long-term contracts in Peru, the Hotel Monasterio, Palacio Nazarenas, Machu Picchu Sanctuary Lodge, Hotel Rio Sagrado, Peru Rail and Ferrocarril Transandino, in all of which OEH has a 50% ownership. OEH provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2013, OEH earned management and guarantee fees from its Peruvian joint ventures of $8,281,000 (2012 - $7,886,000; 2011 - $7,644,000) which are recorded in revenue. The amount due to OEH from its Peruvian joint ventures at December 31, 2013 was $5,726,000 (2012 - $6,398,000).

OEH manages, under long-term contract, the Hotel Ritz, Madrid in which OEH has a 50% ownership. For the year ended December 31, 2013, OEH earned $1,016,000 (2012 - $1,035,000; 2011 - $1,204,000) in management fees from the Hotel Ritz, Madrid which are recorded in revenue, and $684,000 (2012 - $631,000; 2011 - $560,000) in interest income. The amount due to OEH from the Hotel Ritz, Madrid at December 31, 2013 was $28,828,000 (2012 - $24,128,000). See Note 6 regarding a partial guarantee of the hotel’s bank indebtedness.

24.    Subsequent events

In February 2014, the maturity of the $106,000,000 loan secured on OEH's Brazilian assets was extended to February 2015. The loan bears interest at a rate of LIBOR plus 3.15% per annum. Also, in February 2014, the maturity of the $22,080,000 loan secured on La Residencia was extended to January 2015. The loan bears interest at a rate of EURIBOR plus 2.75% per annum. As a result, at December 31, 2013, $4,600,000 of these loans was reclassified in the current portion of long-term debt and the remaining principal amounts of $123,480,000 were classified in the non-current portion of long-term debt in the consolidated balance sheets.

On February 23, 2014, OEH announced that its board of directors has approved a proposal to operate OEH's portfolio of luxury hotels and travel experiences under a new brand name—"Belmond"—beginning in early March 2014, and to change its principal Internet website address to www.belmond.com. OEH will retain its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the "Belmond" brand, OEH also entered into an agreement with SNCF to terminate the existing "Orient-Express" license for hotel use without any cost or penalty.

On February 27, 2014, the Company announced that it is seeking to refinance all or substantially all of the funded debt of the Company and its subsidiaries (other than the debt of Charleston Place which is a consolidated variable interest entity) through a single corporate debt facility consisting of a term loan and a revolving credit facility.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of OEH's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to OEH management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, OEH management has concluded that these disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

OEH management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  OEH's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of OEH's internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  Based on this assessment and those criteria, management has concluded that OEH's internal control over financial reporting was effective as of December 31, 2013.

Deloitte LLP, OEH's independent registered public accounting firm, issued the report below on the effectiveness of OEH's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Orient-Express Hotels Ltd.
Hamilton, Bermuda

We have audited the internal control over financial reporting of Orient-Express Hotels Ltd. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte LLP

London, England
February 28, 2014

 Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Directors

At the 2013 annual general meeting of the Company, J. Robert Lovejoy and Philip R. Mengel retired from the board of directors of the Company and did not stand for re-election. At that meeting, Roland A. Hernandez was elected to the board by shareholders for the first time. Immediately following the annual meeting, Mr. Hernandez was appointed Chairman of the Board.

The present directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 51	Executive Chairman of Quizno’s Global LLC (restaurants)	2011
John D. Campbell, 71	Senior Counsel (retired) of Appleby (attorneys)	1994
Roland A. Hernandez, 56	Chariman of the Board of the Company, and Founding Principal and Chief Executive Officer of Hernandez Media Ventures (acquisition and management of media assets)	2013
Mitchell C. Hochberg, 61	President of Lightstone Group LLC, and Managing Principal of Madden Real Estate Ventures LLC (real estate investment, development and advisory firms)	2009
Ruth A. Kennedy, 49	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Prudence M. Leith, 74	Freelance food consultant, television presenter and novelist	2006
Georg R. Rafael, 76	Vice Chairman of the Board of the Company, and Managing Director of Rafael Group S.A.M. (hotel investment and consultancy firm)	2002
John M. Scott III, 48	President and Chief Executive Officer of the Company	2012

The principal occupation of each director during at least the last five years is that shown in the table above supplemented by the following information.

Mr. Agadi is Executive Chairman of Quizno's Global LLC, a privately-owned group of mainly franchised restaurants in 40 countries with a strong brand recognition. Previously in 2010 to early 2012, he was Chairman and Chief Executive of Friendly Ice Cream Corporation, a private company operating restaurants principally in the eastern United States. In 2004 to 2009, Mr. Agadi was President and Chief Executive of Church's Chicken Inc., another branded restaurant group in over 20 countries. In 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and in the 1990s held executive positions with other branded restaurant groups. Mr. Agadi is also a non-executive director of Crawford & Company, an international insurance services firm listed on the NYSE, and the non-executive Chairman of Krystal Company, a privately-owned U.S.-based convenience restaurant group. He is on the Board of Visitors of the Fuqua Business School at Duke University.

Mr. Campbell was a member of the Appleby law firm in Bermuda until 1999 (where he served as Senior Partner from 1987 to 1999) and retired as Senior Counsel in 2003. He is a non-executive director and Chairman of the Nominations and Governance Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business. In 2012, Mr. Campbell retired after seven years as non-executive Chairman of the Board of HSBC Bank Bermuda Ltd. (formerly named The Bank of Bermuda Ltd.), a subsidiary of HSBC Holdings plc. He had served as a director of the bank for 25 years and as Chairman of the bank's Audit Committee for 20 years until 2008. Mr. Campbell is a director of Bank of Bermuda Foundation, the largest charity in Bermuda, and in 2013 was appointed Chairman of its Nomination and Governance Committee.

Mr. Hernandez has been the Founding Principal and Chief Executive Officer of Hernandez Media Ventures since 2001. He previously served as Chief Executive Officer of Telemundo Group, Inc. from 1995 to 2000, and also Chairman from 1998 to 2000. He founded Interspan Communications and served as President from 1986 to 1994. He currently is a non-executive director of MGM Resorts International, Vail Resorts Inc., and U.S. Bancorp, all listed on the NYSE. At MGM Resorts and Vail Resorts, he is Lead Director on each board. He previously served on the board of Sony Corporation for five years to 2013, The Ryland Group Inc. for 12 years to 2012, and Wal-Mart Stores Inc. for ten years to 2008, all NYSE-listed companies. Mr. Hernandez has gained significant board committee experience at all of these listed companies. In addition, he is currently a member of the Board of

Advisors of Harvard Law School and a member of the President’s Council on International Activities at Yale University. He was appointed Chairman of the Board of the Company in June 2013.

Mr. Hochberg was appointed President of Lightstone Group LLC in 2012, a privately-owned U.S.-based real estate company owning and managing a diversified portfolio of commercial, industrial, multi-family residential, and hospitality properties. He has also been the Managing Principal of Madden Real Estate Ventures since 2007. He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007. Mr. Hochberg founded, and for 20 years through 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States. Mr. Hochberg is also currently the non-executive Chairman of Orleans Homebuilders Inc., a developer of single-family residences in seven U.S. states. He is a lawyer and a certified public accountant.

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

Ms. Leith was the founder, owner and Managing Director of Leith's Group which, from 1960 until its sale in 1995 to Accor, grew to encompass gourmet restaurants, a prestigious London-based chef school, contract catering, and event and party catering. Past consulting activities have included Compass Group PLC, a large food service business with operations principally in the United Kingdom, Continental Europe and North America. Ms. Leith has served at various times as a non-executive director on the boards of British Railways, Whitbread PLC, Halifax PLC, Safeway PLC, Woolworths Group PLC, Nations Healthcare Ltd. and Omega International Group PLC. She has been honored with the award of a CBE by the British government for services to the catering industry.

Mr. Rafael was Managing Director of Rafael Hotels Ltd., a luxury hotel owning and operating company that he founded in 1986. Rafael Hotels was sold to Mandarin Oriental Hotels in 2000 and included among others such iconic hotels as The Mark in New York, Turnberry Isle Resort & Club in Miami and the Hôtel du Rhône in Geneva. He continues to serve as Vice Chairman of the Elbow Beach Hotel in Bermuda, a former Rafael Hotel. After the sale of the company, Mr. Rafael served as Vice Chairman of the Executive Committee of Mandarin Oriental Hotels until early 2002 when he joined the Company's board. Before Rafael Hotels, he was Joint Managing Director of Regent International Hotels, a luxury hotel group that Mr. Rafael established with partners in 1972. While with Regent, Mr. Rafael was responsible for the acquisition, renovation and development of such famous hotels as The Mayfair Regent in New York and Chicago, The Beverly Wilshire in Los Angeles, The Regent Washington, The Dorchester in London, The Regent Hong Kong and, in the Pacific region, the Halekulani in Honolulu, The Regent Fiji and The Regent Sydney and many more worldwide. Mr. Rafael was appointed Vice Chairman of the Board of the Company in 2010. Mr. Rafael has notified the Company that he will not stand for re-election to the board at the Company's 2014 annual general meeting.

Mr. Scott, prior to joining the Company in November 2012, served as President and Chief Executive Officer of Rosewood Hotels and Resorts from 2003 until the sale in 2011 of Rosewood and related owned hotel assets (including The Carlyle in New York, Mansion on Turtle Creek and Hotel Crescent Court in Dallas, Little Dix Bay in Virgin Gorda, and Inn of the Anasazi in Santa Fe). Prior to joining Rosewood, Mr. Scott served for seven years as Managing Director of Acquisitions and Asset Management at Maritz, Wolff & Co., where he was responsible for acquisitions and asset management for the private equity real estate investment group. Previously, Mr. Scott held management positions in business planning and development at The Walt Disney Company and senior hotel management positions at the Interpacific Group Hong Kong, a private hotel investment and management company operating in the Asia-Pacific region. He also serves as a non-executive director of Cedar Fair Entertainment Company, a theme park and entertainment company listed on the NYSE and operating in the United States and Canada, and Chairman of its Corporate Governance and Nominating Committee.

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

With regard to Mr. Campbell, the board of directors considered his work on other company boards and corporate governance experience, including his service as a director and Chairman of the Nominations and Governance Committee of another publicly traded company and his service as Chairman of the Board and Chairman of the Audit Committee of Bermuda's largest bank and his directorship of Bermuda's largest charity, as well as his operational and legal experience leading a global law firm.

With regard to Mr. Hernandez, the board of directors considered his executive capabilities leading successful media and entertainment businesses and his experience as a non-executive director of several publicly traded companies in the U.S., including as lead director of two companies in the luxury hospitality business, and as a member of various audit, nominating, governance and other board committees.

With regard to Mr. Hochberg, the board of directors considered his real estate industry and operational experience, including his service as an executive officer of a developer and manager of innovative luxury hotels and residential projects in the U.S. and as an executive officer of a diversified real estate portfolio company. Also relevant was his background in accounting and law.

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

With regard to Mr. Scott, the board of directors considered his hotel industry experience in various countries, particularly during his time at Rosewood where he was responsible for growth in earnings, hotels under management and new hotel projects. The board of directors also appreciated his understanding of the luxury lodging sector and his experience in strategy, operations, finance and brand building.

Executive Officers

The present executive officers of the Company are as follows:

Name, Age	Position

John M. Scott III, 48	President and Chief Executive Officer since November 2012
Martin O’Grady, 50	Vice President, Finance and Chief Financial Officer since March 2008
Ralph K. Aruzza, 58	Vice President and Chief Sales and Marketing Officer since February 2013
Filip J.M. Boyen, 55	Vice President since September 2005 and Chief Operating Officer since September 2009
Richard M. Levine, 52	Vice President and Chief Legal Officer since February 2012
Maurizio Saccani, 63	Vice President, Italy since September 2007 and Chief of Product Development since December 2011
Katherine S. Blaisdell, 53	Vice President, Design and Project Development since June 2013
Raymond R.A. Blanc, 64	Vice President, Gastronomy since December 2010
Philip A. Calvert, 61	Vice President, Legal and Commercial Affairs since June 2010
Neil L. Gribben, 46	Vice President, Accounting and Control since March 2013
Edwin S. Hetherington, 64	Secretary since June 1994 and Vice President, General Counsel and Secretary since December 2006
Shawn K. Jereb, 39	Vice President, Revenue Management and Distribution since June 2012

During 2013, Roy A. Paul left the Company as Vice President and Chief Development Officer, and David C. Williams left the Company as Vice President and Chief Marketing Officer, positions they held since February 2011 and June 2004, respectively. Also during the year, Roger V. Collins retired as Vice President, Design and Technical Services, his position since June 2001. Early in 2014, Peter Massey-Cook, Vice President, Compliance since January 2012, left the Company and has been succeeded by a new member of OEH's legal staff as Director of Compliance, and Amrita Bhalla, Vice President, Human Resources since June 2013, left the company and a successor is being recruited.

The principal occupation of the present officers of the Company during at least the last five years is shown in the table above supplemented by the following information, except Mr. Scott whose previous experience is described above regarding the Company’s directors.

Prior to becoming an officer of the Company, Mr. O’Grady served as Chief Financial Officer of Orion Capital Managers LP, a European private equity real estate investment firm including hotels.  From 1999 until 2005, he worked for Security Capital European Realty, where he served as Chief Financial Officer of Access Self Storage, a retail self-storage operator in the United Kingdom, France and Australia.  From 1992 until 1998, Mr. O’Grady held a number of senior finance and accounting positions with Jardine Matheson Group, an Asian-based conglomerate, including Group Financial Controller of Mandarin Oriental Hotels from 1992 to 1995.  Mr. O’Grady began his career with PricewaterhouseCoopers and is a Fellow of the Institute of Chartered Accountants in England and Wales.

Mr. Aruzza joined the Company from Rosewood Hotels and Resorts where he was Vice President of Sales and Marketing since early 2006. During his seven years at Rosewood, he oversaw all strategic brand initiatives and global sales networks, as well as directing the channel management and customer relationship management functions. Mr. Aruzza has over 35 years of experience in the luxury travel market, starting his career at Hyatt Hotels and Resorts and holding various senior marketing positions at Four Seasons Hotels and Resorts. He later became the Corporate Director of Marketing for the Ritz-Carlton Hotel Company, and went on to become Vice President of Sales and Marketing for Camberley Hotel Company and Coastal Hotel Group.
Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance before he joined OEH in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of OEH’s hotel and train operations in Peru.  He was appointed Vice President, Hotels in Africa, Australia and South America of the Company in September 2005, and Vice President, Operations in September 2007.

In November 2008, Mr. Boyen settled an investigation into alleged insider dealing in shares of a mining company publicly traded in the United Kingdom brought by the Financial Services Authority, an independent non-governmental body that at the time regulated the financial services industry in the United Kingdom (“FSA”).   In settling the matter, the FSA imposed a civil penalty of $152,000 on Mr. Boyen for engaging in market abuse for trading on behalf of himself and a third party on the basis of inside information in contravention of the U.K. Financial Services and Markets Act 2000.  Mr. Boyen fully cooperated with the FSA's investigation.  None of the activities or information involved in the investigation related to OEH or the Company's securities.

Mr. Levine joined the Company after eight years with Kerzner International Holdings Ltd., a global resort development and management business operating primarily under the One&Only and Atlantis brands, where he served as Executive Vice President and General Counsel working in business development and restructuring while leading the legal, regulatory and compliance department. Previously he worked in the private equity investment business as General Counsel at Hellman & Friedman LLC (1998-2003) and Credit Suisse First Boston (1996-1998). Mr. Levine is a New York-licensed lawyer.

Mr. Saccani joined Orient-Express Hotels Inc., an NYSE-listed predecessor of the Company, in 1978 as Food and Beverage Manager of the Hotel Cipriani.  After serving as Manager, Italy of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985. By 2007, he had assumed responsibility for all of the Company’s hotels in Italy, most recently the two acquired in Sicily in 2010. While continuing to oversee the Italian properties as well as La Residencia in Spain, Mr. Saccani acts as the Company’s Chief of Product Development.

Ms. Blaisdell joined the Company after six years at Rosewood Hotels and Resorts as Vice President, Architecture and Design. Previously she was Vice President, Design and Construction at Viceroy Hotels (2006-2007) and Director, Project Management and Construction at St. Regis Hotels and Resorts (2005-2006). Ms. Blaisdell started her career in design and construction with Rosewood in 1985.

Mr. Blanc is the chef-patron of Le Manoir aux Quat’Saisons which he founded in 1984 and whose restaurant has achieved two stars in the influential Michelin Guide for 29 years. He began his career in the restaurant business in 1969 and opened the first of a series of restaurants in the U.K. in 1977. Over the years, more than 25 chefs working under Mr. Blanc in his various restaurants have subsequently achieved Michelin star status. A prolific food writer, Mr. Blanc often appears on food-related television programs, and has been honored by the British government with the award of an OBE for services promoting culinary excellence and food ethics and by the French government as a Chevalier de la Légion d'Honneur. He began his association with the Company when it acquired Le Manoir in 2002.

Mr. Calvert joined the Company in October 2008 as Director of Legal Services. He held a similar position with Sea Containers Ltd., formerly an NYSE-listed leasing and transport company and the former parent of the Company, having joined in 1983 and worked on many OEH matters while Sea Containers was a shareholder in the Company. Mr. Calvert is an English barrister and a New York-licensed lawyer and is employed on a part-time basis.

Mr. Gribben joined the Company as Group Operations Controller in 2010. Previously he worked for 20 years in various accounting and finance positions with Four Seasons Hotels and Resorts and Hyatt Hotels and Resorts.

Mr. Hetherington started with Orient-Express Hotels Inc. as Counsel and Secretary in 1980.  He is a New York-licensed lawyer. Until the end of 2006, he was also Vice President, General Counsel and Secretary of Sea Containers while it was listed on the NYSE and a shareholder in the Company.

Mr. Jereb’s entire career has been in the hotel industry, principally in revenue management and sales. He has worked at various locations for Morgans Hotel Group, Starwood Hotels and Resorts, and Marriott Hotels and Resorts. He joined the Company in 2008.

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the NYSE.  These include a set of Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Conduct applying to all directors, officers and employees.  The Code of Conduct is filed as an exhibit to this report.  These documents are published on the Company’s website (www.orient-express.com, proposed to be changed to www.belmond.com).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company’s corporate governance practices, however, do not differ in any significant way from those requirements, except that if the board of directors determines that a particular director has no material relationship with OEH and is otherwise independent, the board may waive any of the NYSE independence requirements that are applicable to U.S. domestic companies. The Company’s corporate governance practices comply with applicable requirements of the SEC.

The present members of the Company’s Audit Committee are Messrs. Agadi, Campbell (chairman) and Hochberg.  The board has designated Mr. Hochberg, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee are Ms. Kennedy and Messrs. Campbell (chairman) and Rafael.  The present members of the Nominating and Governance Committee are Mss. Kennedy and Leith (chairman) and Mr. Hochberg. See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

In addition, the board has appointed Messrs. Agadi, Hochberg (chairman), Rafael and Scott, as well as Martin O'Grady who is Chief Financial Officer but not a director, as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion.

The non-executive directors of the Company meet regularly without management present.  Mr. Hernandez, Chairman, presides at these executive sessions of the board.

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

The following table shows the salary and bonus paid in cash during 2013 to Mr. Scott, and to all current officers as a group, for services to OEH in all capacities during the year:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

John M. Scott III	President, Chief Executive Officer and Director	$1,069,400
All executive officers as a group (12 persons)		$6,979,500

The group total includes Ms. Blaisdell and Messrs. Aruzza and Gribben who were appointed officers of the Company during 2013, and excludes Messrs. Paul, Williams and Collins who were former officers and left the Company during the year. The group total also excludes Ms. Bhalla and Mr. Massey-Cook who left the Company in early 2014.

Mr. Scott joined OEH in November 2012. His employment agreement is with an OEH subsidiary in the United Kingdom and includes the following terms:

•	an annual base salary of $900,000, subject to annual increases as determined by the Company's board of directors or Compensation Committee;

•
eligibility for an annual bonus at a target level of 125% of his annual base salary and a maximum level of 150% of his annual base salary, with a guaranteed bonus of $160,300 in respect of 2012 and of the target level in respect of 2013;

•
a sign-on deferred share award of 440,000 class A common shares (the “Sign-On Award”) under the Company's 2009 Share Award and Incentive Plan, which vest annually in four equal tranches starting on January 1, 2013. The first two tranches of the Sign-On Award have vested and the shares issued to Mr. Scott;

•	participation at the executive level in future annual grants under the 2009 plan starting in 2013, at a target level of at least 150% of his annual base salary;

•	reimbursement for relocation expenses to the U.K. and, commencing upon his entry into a lease for his permanent residence, an annual expatriate allowance of $500,000; and

•
a severance payment in the event of termination of his employment without cause or his resignation for good reason, equal to two times his annual base salary plus target bonus, 50% of which is payable in cash upon termination and the remainder of which is payable in monthly installments over a 12-month period following termination.

Mr. Scott and the Company have also entered into a severance agreement providing that, if the Company undergoes a change in control and if Mr. Scott's employment is terminated by OEH or if he resigns for good reason within one year following the change in control (or in anticipation of the change in control), then Mr. Scott will not receive any severance benefits under his employment agreement but will instead be entitled to certain severance payments, the amount of which depends on the timing of the change in control, ranging up to two-and-a half times his annual base salary and two times his target bonus, one-half of his expatriate allowance and full vesting of his equity awards if his termination results from a change in control occurring after June 30, 2014. The agreement also entitles Mr. Scott to a tax neutralization payment for any excise tax incurred by Mr. Scott in connection with payments under the agreement (or any other agreements).

In addition to his employment and severance agreements, Mr. Scott and the Company have entered into an indemnification agreement in connection with his appointment. Mr. Scott's employment, severance and indemnification agreements are filed as exhibits to this report.

The Company has also entered into indemnification agreements with five of its other officers and severance agreements with eight of its other officers. The severance agreements entitle the officers to receive employment termination payments in certain circumstances constituting a change in control of the Company in an amount equal to two times each officer's annual compensation, and require the Company to pay the excise tax on the severance payments of the U.S. tax-paying officers. The forms of indemnification and severance agreements with these officers are filed as exhibits to this report.

Retirement Plans

Employees based in the United Kingdom, including officers, are eligible to participate in a defined contribution retirement plan established by a U.K. subsidiary of OEH, under which the subsidiary contributes to individual accounts established by employees.  The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary. Under the U.K. plan, the OEH subsidiary contributed on behalf of participating officers a total of $262,800 during 2013.  See Note 12 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of OEH have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts.  The maximum contribution most employees could make was $17,500 in 2013. For officers of the Company based in the U.S. participating in this plan in 2013, OEH paid a total of $26,800 into their accounts as partial matching payments under the plan in addition to their own contributions.

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

During 2013, options to purchase an aggregate of 459,100 class A shares were granted under the 2009 plan to the current officers of the Company at prices ranging from $9.95 to $14.51 per share, and options on a total of 224,697 class A shares were exercised by current officers plus an additional 46,044 class A shares by former officers who left the Company during the year.  During 2013, no options were granted to the non-executive directors of the Company, and options on a total of 879 class A shares were exercised by directors.

At December 31, 2013, options under the three plans to purchase an aggregate of 1,572,500 class A shares (of which 499,300 were exercisable by June 30, 2014) were held by officers and directors at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2014 and 2024.  See Note 17 to the Financial Statements.

Following adoption of the 2009 plan by shareholders at the 2009 annual general meeting of the Company, no further grants of stock options may be made under the 2000 and 2004 plans.

Share Awards under 2009 Share Award and Incentive Plan

Under the 2009 Share Award and Incentive Plan, directors, officers and selected employees have been awarded by the Compensation Committee amounts of class A common shares of the Company to be issued currently or on a deferred basis after the expiration of a vesting period.  The committee may condition the vesting of deferred shares or restricted shares on achievement, in whole or in part, of specified performance criteria in the individual award such as earnings targets, total shareholder return goals or other criteria.  Shares may also be issued under the awards before the vesting period has expired if a change in control of the Company occurs or certain other early vesting events occur.

During 2013, awards of deferred shares were made under the 2009 plan with performance criteria based on OEH's total shareholder return and earnings before tax on up to 301,700 class A shares to the current officers of the Company, all vesting in 2015 or 2016, and additional awards of deferred shares without performance criteria on 164,000 class A shares were made to them vesting in 2015 or 2016. Also during 2013, awards of deferred shares without performance criteria were made under the 2009 plan on 50,700 class A shares to the current non-executive directors of the Company, vesting in 2016, and awards of restricted shares without performance criteria on 45,600 class A shares were made to them vesting in 2014 or 2016. Finally during 2013 under past awards of deferred shares under the 2009 plan, a total of 253,967 class A shares was issued to current officers (including 110,000 shares in early January 2014), 38,400 class A shares to current non-executive directors, and 162,023 class A shares to former officers and directors who left the Company during the year.

At December 31, 2013, deferred share awards with and without performance criteria on a total of up to 1,244,556 class A shares were outstanding to current officers and non-executive directors under the 2009 plan vesting in 2014 to 2016 (excluding 110,000 class A shares vested and issued in early January 2014), and restricted share awards without performance criteria on a total of 45,600 class A shares were outstanding to directors vesting in 2014 or 2016. Of these awards, up to 111,356 class A shares are issuable by June 30, 2014. See Note 17 to the Financial Statements.

Non-Executive Director Fees

In 2013, each of Mss. Kennedy and Leith and Messrs. Agadi, Campbell, Hochberg, Mengel and Rafael was paid a cash retainer fee as a member of the Company's board of directors at the annual rate of $50,000, payable in quarterly installments while each served as a director, and a cash attendance fee of between $1,500 and $5,500 for each meeting of the board or a committee thereof which he or she attended, depending on the location of the meeting and whether it was held by conference telephone call.

In 2013, the members of the Audit Committee were each paid a cash retainer fee at the annual rate of $5,000, and the members of the Compensation Committee, Nominating and Governance Committee and Investment Committee were each paid a cash retainer fee at the annual rate of $2,500. In addition, the chairman of the Audit Committee was paid a cash fee at the annual rate of $25,000, and the chairman of each of the other three committees was paid a cash fee at the annual rate of $12,500. All of these fees were payable in quarterly installments while each director served on a committee or as chairman.

As Chairman of the Board in 2013, Mr. Lovejoy was paid an all-inclusive cash amount at the annual rate of $500,000 during the first six months of 2013 when he served as Chairman, and Mr. Hernandez was paid an all-inclusive cash amount at the annual rate of $350,000 during the second six months of 2013 when he served as Chairman. These amounts were payable in quarterly installments in lieu of annual retainer or per meeting attendance fees. As Vice Chairman of the Board, Mr. Rafael was paid a cash amount of $100,000 in 2013 in addition to payment to him of the foregoing retainer and attendance fees.

Aggregate cash retainer, attendance and other director fees to Mss. Kennedy and Leith and Messrs. Agadi, Campbell, Hernandez, Hochberg, Lovejoy, Mengel and Rafael described above amounted to $1,224,900 in 2013. Following his retirement from the board of directors in June 2013, Mr. Lovejoy and the Company entered into a one-year services agreement under which he was paid $150,000 in 2013.

In addition, as noted above, the directors participate in the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2013 to directors under the 2009 plan of deferred shares without performance criteria and restricted shares on a total of 96,300 class A shares. Included in the restricted share awards are 12,400 class A shares issued to Mr. Hernandez under the 2009 plan vesting in 2014 as part of his compensation as Chairman of the Board.

In March 2013, following a review of director discount policies of other hotel companies and with an objective of encouraging the Company’s directors to visit and experience the Company’s properties while avoiding displacement of revenue during periods of high occupancy, the board of directors adopted an amended director discount policy that applies to all of the non-executive directors and their direct family members, including the Chairman, during personal visits at Company properties. The policy allows a 75% discount on each property’s average room rates, except the first 14 room nights each year are without charge, and a 50% discount on list prices of food and beverages and other services at each property, other than third-party provided services. These discounts are not available during times when a property’s occupancy exceeds 90%. This director discount policy also applies for three years to any non-executive director after he or she retires from the board at age 75 or otherwise steps down from the board at an annual general meeting of the Company after at least five years of board service.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's board of directors is composed of three non-executive directors, namely Ms. Kennedy and Messrs. Campbell and Rafael.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company's board of directors or its Compensation Committee.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Orient-Express Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		14.8%	100.0%

Cohen & Steers Inc., Cohen & Steers Capital Management Inc. and Cohen & Steers UK Ltd. (2) 280 Park Avenue, 10th Floor New York, New York 10017	11,377,046	(8)	11.0%	—

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (3) Mandlik House, Mandlik Road Mumbai 400 001, India	7,130,764	(8)	6.9%	—

Dimensional Fund Advisors LP (4) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	6,456,941	(8)	6.2%	—

Reuben Brothers Ltd. and Alexander Bushaev (5) 3 Mangrove Bay Road Sandy's Parish, Bermuda	6,379,465	(8)	6.1%	—

BlackRock Inc. (6) 40 East 52nd Street New York, New York 10022	5,504,931	(8)	5.3%	—

The Vanguard Group (7) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	5,318,421	(8)	5.1%	—
_________________

(1)
The percentage of class A shares shown is based on 103,719,819 class A shares outstanding on February 14, 2014, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)
The information with respect to Cohen & Steers Inc. (“Cohen & Steers”), Cohen & Steers Capital Management Inc. and Cohen & Steers UK Ltd. relates only to class A shares and is derived from their joint Schedule 13G report amended February 14, 2014 and filed with the SEC on that date. The report states that (a) Cohen & Steers is a holding company owning Cohen & Steers Capital Management Inc. (“C&S Capital”), a registered investment adviser, (b) Cohen & Steers UK Ltd. (“C&S UK”) is a registered investment adviser, (c) Cohen & Steers has sole voting power with respect to 9,251,240 class A shares and sole dispositive power with respect to 11,377,046 class A shares, (d) C&S Capital has sole voting power with respect to 9,055,025 class A shares and sole dispositive power with respect to 11,101,541 class A shares and (e) C&S UK has sole voting power with respect to 196,215 class A shares and sole dispositive power with respect to 275,505 class A shares.

(3)
The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”) and its subsidiary Samsara Properties Ltd. relates only to class A shares and is derived from their joint Schedule 13D report amended November 8, 2013 and filed with the SEC on that date. The report states that the two companies have shared voting and dispositive power with respect to 7,130,764 class A shares.

(4)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G report amended February 10, 2014 and filed with the SEC on that date. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole voting power with respect to 6,359,785 class A shares and sole dispositive power with respect to 6,456,941 class A shares.

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

(6)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G report amended January 17, 2014 and filed with the SEC on February 3, 2014. The report states that (a) BlackRock is a parent holding company and a registered investment adviser, (b) certain subsidiaries of BlackRock (BlackRock Fund Management Ireland Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock Asset Management (Australia) Ltd., BlackRock Advisors LLC, BlackRock Investment Management LLC, BlackRock Asset Management Canada Ltd., BlackRock Advisors (UK) Ltd., BlackRock Investment Management (UK) Ltd., and BlackRock International Ltd.) may hold class A shares, and (c) BlackRock has sole voting power with respect to 5,149,979 class A shares and sole dispositive power with respect to 5,504,931 class A shares.

(7)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A shares and is derived from its Schedule 13G report amended February 6, 2014 and filed with the SEC on February 12, 2014. The report states that (a) Vanguard is a registered investment adviser and is reporting on behalf of itself and two wholly-owned subsidiaries, Vanguard Fiduciary Trust Company and Vanguard Investments Australia Ltd., and (b) Vanguard has sole voting power with respect to 146,490 class A shares, sole dispositive power with respect to 5,177,397 class A shares, and shared dispositive power with respect to 141,024 class A shares.

(8)	Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of class A common shares of the Company by each current director and officer of the Company and by all directors and officers of the Company as a group.  Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to 35,000 of his shares and Mr. Campbell shares voting and dispositive power with respect to 11,000 shares.  Of the shares beneficially owned by Ms. Kennedy and Messrs. Agadi, Hernandez and Hochberg, 8,300 are restricted shares issued to each of them under the Company's 2009 Share Award and Incentive Plan vesting in 2016, and 12,400 shares beneficially owned by Mr. Hernandez are restricted shares issued to him under the 2009 plan vesting in 2014. Each individual’s holding is less than 1% of the class A shares outstanding.

The group total in the following table includes class A shares beneficially owned by directors and officers as well as (a) 499,300 class A shares covered by stock options held by them and exercisable before June 30, 2014 under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan and (b) awards of deferred shares and restricted shares held by them vesting before June 30, 2014 under the 2009 plan covering 111,356 class A shares. The group total represents 1.0% of outstanding class A shares including shares issuable before June 30, 2014.

As noted above, Ms. Leith and Mr. Campbell may be deemed to share beneficial ownership of the class B shares held by Orient-Express Holdings 1 Ltd. because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares

Harsha V. Agadi	43,300
Ralph K. Aruzza	—
Katherine S. Blaisdell	—
Raymond R.A. Blanc	—
Filip J.M. Boyen	23,700
Philip A. Calvert	112
John D. Campbell	31,945
Neil L. Gribben	—
Roland A. Hernandez	20,700
Edwin S. Hetherington	43,408
Mitchell C. Hochberg	44,165
Shawn K. Jereb	—
Ruth A. Kennedy	8,300
Prudence M. Leith	26,050
Richard M. Levine	—
Martin O'Grady	—
Georg R. Rafael	21,824
Maurizio Saccani	—
John M. Scott III	220,100
All directors and officers as a group (19 persons) including exercisable stock option shares and early vesting share awards noted above	1,094,260

The foregoing table does not include stock options to purchase an aggregate of 1,073,200 class A shares exercisable after June 30, 2014 held by officers under the Company’s 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares and restricted shares covering an aggregate of up to 1,178,800 class A shares vesting after June 30, 2014 held by directors and officers under the 2009 plan.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.5%
Cohen & Steers et al.	11,377,046	—	4.0%
Indian Hotels et al.	7,130,764	—	2.5%
Dimensional et al.	6,456,941	—	2.3%
Reuben Brothers et al.	6,379,465	—	2.2%
BlackRock et al.	5,504,931	—	1.9%
Vanguard et al.	5,318,421	—	1.9%
All directors and executive officers as a group (19 persons) including exercisable stock option shares and early vesting share awards as noted above	1,094,260	18,044,478	63.7%

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

Holdings and the Company's directors and executive officers hold in total approximately 15% in number of the currently outstanding class A and class B shares having approximately 64% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders.  Other shareholders, accordingly, hold approximately 85% in number of the outstanding common shares having about 36% of combined voting power in the Company.

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

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire OEH without the consent of the Company's board of directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects.  See Note 16(b) to the Financial Statements (Item 8 above).  Although OEH management believes these provisions provide the Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company's board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

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

In addition, James B. Sherwood, a former director of the Company, owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company.  OEH has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event OEH proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted OEH a right of first refusal to purchase it at fair market value or, at Mr. Sherwood’s option in the case of a proposed cash sale, the offered sale price.  In addition, the Company has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of the Company occurs.  Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual instalments with interest at LIBOR.  The rights and obligations of Mr. Sherwood are not assignable and expire one year after his death. These agreements relating to the Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

Director Independence

The eight members of the board of directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from OEH and its management, the board has reviewed the materiality of any relationship that each of them has with OEH either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation.  The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any managerial, familial, professional, commercial, compensatory or affiliated relationship between a director and the Company, a subsidiary or another director, the SEC's independence rules with respect to members of the Company’s Audit Committee, and the NYSE's listing standards with respect to members of the Company's Compensation Committee.

Based on this review, the board has determined that Mss. Kennedy and Leith and Messrs. Agadi, Campbell, Hernandez, Hochberg and Rafael are independent directors.  The Company’s Corporate Governance Guidelines are filed as an exhibit to this report and are available at OEH’s website www.orient-express.com.

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, OEH’s independent registered public accounting firm, for audit and permitted non-audit services in 2013 and 2012:

	2013	2012
Year ended December 31,	$	$

Audit fees	2,350,000	2,238,500
Audit-related fees	84,900	180,000
Tax fees	439,000	588,300
All other fees	—	—
Total	2,873,900	3,006,800

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were no other services provided in 2013 and 2012.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original preapproval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2013 and 2012, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

ORIENT-EXPRESS HOTELS LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2013
Allowance for doubtful accounts	472,000	200,000	9,000	(2)	(118,000)	(1)	563,000
Valuation allowance on deferred tax assets	97,376,000	13,015,000	389,000	(3)	—		110,780,000

Year ended December 31, 2012
Allowance for doubtful accounts	602,000	208,000	7,000	(2)	(345,000)	(1)	472,000
Valuation allowance on deferred tax assets	50,746,000	6,093,000	40,537,000	(3)	—		97,376,000

Year ended December 31, 2011
Allowance for doubtful accounts	474,000	231,000	(3,000)	(2)	(100,000)	(1)	602,000
Valuation allowance on deferred tax assets	28,201,000	11,795,000	10,750,000	(3)	—		50,746,000

(1) Bad debts written off, net of recoveries.
(2) Foreign currency translation adjustments.
(3) This amount was charged to income tax expense, but is fully offset by the income tax benefit generated when recording the corresponding deferred tax asset.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 2014

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 28, 2014

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ John D. Campbell	Director
John D. Campbell

/s/ J. Roland A. Hernandez	Chairman and Director
Roland A. Hernandez

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Ruth A. Kennedy	Director
Ruth A. Kennedy

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ Georg R. Rafael	Vice Chairman and Director
Georg R. Rafael

/s/ John M. Scott III	President, Chief Executive Officer and Director
John M. Scott III

/s/ Martin O’Grady	Vice President—Finance and Chief Financial Officer (Chief Accounting Officer)
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 1.1 to August 6, 2012 Form 8-K Current Report (File No. 001-16017)	Amended and Restated Secured Facility Agreement dated August 1, 2012 for Orient-Express Hotels Ltd. and certain subsidiaries arranged by Barclays Bank PLC and other banks

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis.  The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2	Exhibit 10.2 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 001-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5	Exhibit 10.5 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.8 to 2012 Form 10-K Annual Report (File No. 001-16017)	Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9	Exhibit 10.9 to 2012 Form 10-K Annual Report (File No. 001-16017)	Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10	Exhibit 10.10 to 2012 Form 10-K Annual Report (File No. 001-16017)	Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11	Exhibit 10.11 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Severance Agreement between Orient-Express Hotels Ltd. and certain of its officers, as amended
10.12	Exhibit 10.12 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Indemnification Agreement between Orient-Express Hotels Ltd. and its non-executive directors and certain of its officers
10.13	Exhibit 10 to June 30, 2013 Form 10-Q Quarterly Report (File No. 001-16017)	Services Agreement between Orient-Express Hotels Ltd. and J. Robert Lovejoy dated June 18, 2013
12		Statement of computation of ratios
14	Exhibit 14 to April 30, 2013 Form 8-K Current Report (File No. 001-16017)	Code of Conduct of Orient-Express Hotels Ltd. as adopted April 30, 2013

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Orient-Express Hotels Ltd.
23
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1		Corporate Governance Guidelines of Orient-Express Hotels Ltd., as amended September 23, 2013
99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 001-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file