Form 10-Q
period 2014-03-31
ORIENT EXPRESS HOTELS LTD
filed 2014-05-02
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

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

 As of April 28, 2014, 103,724,734 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Orient-Express Hotels Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2014	December 31, 2013
	$’000	$’000
Assets
Cash and cash equivalents	134,358	123,159
Restricted cash	2,957	6,003
Accounts receivable, net of allowances of $572 and $563	36,332	35,471
Due from unconsolidated companies	9,502	11,795
Prepaid expenses and other	42,959	25,896
Inventories	44,923	45,056
Assets of discontinued operations held for sale	720	34,416
Total current assets	271,751	281,796

Property, plant and equipment, net of accumulated depreciation of $323,735 and $330,390	1,076,419	1,121,749
Property, plant and equipment of consolidated variable interest entities	191,471	187,854
Investments in unconsolidated companies	63,099	63,401
Goodwill	148,602	156,916
Other intangible assets	14,251	14,152
Other assets	54,327	53,998
Total assets	1,819,920	1,879,866

Liabilities and Equity
Working capital loans	—	138
Accounts payable	20,979	23,744
Accrued liabilities	76,672	74,187
Deferred revenue	47,582	36,983
Liabilities of discontinued operations held for sale	—	1,611
Current portion of long-term debt and obligations under capital leases	5,527	71,011
Current portion of long-term debt of consolidated variable interest entities	1,772	1,805
Total current liabilities	152,532	209,479

Long-term debt and obligations under capital leases	546,260	472,570
Long-term debt of consolidated variable interest entities	93,928	94,345
Liability for pension benefit	1,242	1,606
Other liabilities	20,111	18,851
Deferred income taxes	100,390	108,490
Deferred income taxes of consolidated variable interest entities	61,034	60,892
Liability for uncertain tax positions	3,006	2,988
Total liabilities	978,503	969,221

Commitments and contingencies (Note 16)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,724,734 (2013 — 103,604,245)	1,037	1,036
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2013 — 18,044,478)	181	181

Additional paid-in capital	993,747	992,860
Retained earnings/(deficit)	(13,117)	7,643
Accumulated other comprehensive loss	(141,911)	(93,317)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2013 — 18,044,478)	(181)	(181)
Total shareholders’ equity	839,756	908,222
Non-controlling interests	1,661	2,423
Total equity	841,417	910,645

Total liabilities and equity	1,819,920	1,879,866

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Revenue	102,543	102,834

Expenses:
Cost of services	49,903	48,239
Selling, general and administrative	50,772	53,984
Depreciation and amortization	12,119	11,478
Impairment of property, plant and equipment	—	35,680

Total operating costs and expenses	112,794	149,381

Gain on disposal of property, plant and equipment	3,704	—

Losses from operations	(6,547)	(46,547)

Loss on extinguishment of debt	(14,506)	—
Interest income	402	237
Interest expense	(9,535)	(7,253)
Foreign currency, net	448	2,076

Losses before income taxes and losses from unconsolidated companies, net of tax	(29,738)	(51,487)

Benefit from income taxes	10,242	5,910

Losses before losses from unconsolidated companies, net of tax	(19,496)	(45,577)

Losses from unconsolidated companies, net of tax (benefit)/provision of $(325) and $(230)	(413)	(627)

Losses from continuing operations	(19,909)	(46,204)

Net losses from discontinued operations, net of tax (benefit)/provision of $Nil and $(386)	(735)	(802)

Net losses	(20,644)	(47,006)

Net losses/(earnings) attributable to non-controlling interests	(116)	(209)

Net losses attributable to Orient-Express Hotels Ltd.	(20,760)	(47,215)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended
	March 31, 2014	March 31, 2013
	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.19)	(0.45)
Net earnings/(losses) from discontinued operations	(0.01)	(0.01)
Basic net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.20)	(0.46)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.19)	(0.45)
Net earnings/(losses) from discontinued operations	(0.01)	(0.01)
Diluted net earnings/(losses) per share attributable to Orient-Express Hotels Ltd.	(0.20)	(0.46)

Dividends per share	—	—

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Net losses	(20,644)	(47,006)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil and $114	(52,097)	(16,438)
Change in fair value of derivatives, net of tax provision/(benefit) of $1,503 and $314	2,625	1,211
Change in pension liability, net of tax provision/(benefit) of $Nil and $(53)	—	(134)
Total other comprehensive losses, net of tax	(49,472)	(15,361)

Total comprehensive losses	(70,116)	(62,367)

Comprehensive (income)/losses attributable to non-controlling interests	762	(215)

Comprehensive losses attributable to Orient-Express Hotels Ltd.	(69,354)	(62,582)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
	$'000	$'000

Cash flows from operating activities:
Net losses	(20,644)	(47,006)
Less: Net losses from discontinued operations, net of tax	(735)	(802)

Net losses from continuing operations	(19,909)	(46,204)
Adjustments to reconcile net losses to net cash (used in)/provided by operating activities:
Depreciation and amortization	12,119	11,478
Amortization of finance costs	1,481	2,018
Impairment of property, plant and equipment	—	35,680
Undistributed earnings of unconsolidated companies	738	857
Tax on earnings of unconsolidated companies	(325)	(230)
Share-based compensation	791	1,550
Excess share-based compensation tax benefit	(96)	—
Loss/(gain) on derivatives	(143)	1,211
Change in provisions for uncertain tax positions	19	(3,921)
Change in deferred income tax	(14,731)	(11,462)
Loss on extinguishment of debt	14,506	—
Gain on disposal of property, plant and equipment	(3,704)	—
Effect of exchange rates on net losses	(3,430)	(3,355)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(440)	(4,201)
Due from unconsolidated companies	606	1,540
Prepaid expense and other	(3,344)	(1,641)
Inventories	(68)	135
Escrow and prepaid customer deposits	(1,584)	(1,047)
Accounts payable	(3,889)	(5,248)
Accrued liabilities	1,449	2,603
Deferred revenue	14,774	14,998
Other, net	94	(1,354)
Other cash movements:
Dividends from equity method investees	810	651
Payment of key money	(3,000)	—
Payment of swap termination costs	(3,985)	—

Net cash used in operating activities from continuing operations	(11,261)	(5,942)
Net cash used in operating activities from discontinued operations	(735)	(1,149)

Net cash used in operating activities	(11,996)	(7,091)

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Three months ended
	March 31, 2014	March 31, 2013
	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(17,998)	(20,685)
Investments in unconsolidated companies	(318)	(990)
Release of restricted cash	6,883	219
Proceeds from sale of property, plant and equipment	37,842	—
Proceeds from insurance settlements	200	65

Net cash provided by/(used in) investing activities from continuing operations	26,609	(21,391)
Net cash provided by investing activities from discontinued operations	—	18,964

Net cash provided by/(used in) investing activities	26,609	(2,427)

Cash flows from financing activities:
Proceeds from working capital loans	(133)	382
Exercised stock options and vested share awards	1	1
Excess share-based compensation tax benefit	96	—
Issuance of long-term debt	569,097	6,398
Debt issuance costs	(12,931)	(635)
Principal payments under long-term debt	(559,975)	(10,300)

Net cash used in financing activities from continuing operations	(3,845)	(4,154)
Net cash provided by/(used in) financing activities from discontinued operations	—	—

Net cash used in financing activities	(3,845)	(4,154)

Effect of exchange rate changes on cash and cash equivalents	37	(367)

Net increase/(decrease) in cash and cash equivalents	10,805	(14,039)

Cash and cash equivalents at beginning of period (includes $394 and $538 of cash presented within assets held for sale)	123,553	93,382

Cash and cash equivalents at end of period (includes $Nil and $506 of cash presented within assets held for sale)	134,358	79,343

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings/(deficit) $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share-based compensation	—	—	—	1,550	—	—	—	—	1,550
Exercised stock options and vested share awards	—	1	—	—	—	—	—	—	1
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(47,215)	—	—	209	(47,006)
Other comprehensive loss	—	—	—	—	—	(15,367)	—	6	(15,361)

Balance, March 31, 2013	—	1,030	181	983,656	(8,013)	(101,748)	(181)	2,582	877,507

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	887	—	—	—	—	887
Exercised stock options and vested share awards	—	1		—	—	—	—	—	1
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(20,760)	—	—	116	(20,644)
Other comprehensive loss	—	—	—	—	—	(48,594)	—	(878)	(49,472)

Balance, March 31, 2014	—	1,037	181	993,747	(13,117)	(141,911)	(181)	1,661	841,417

See notes to condensed consolidated financial statements.

Orient-Express Hotels Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

In this report Orient-Express Hotels Ltd. is referred to as the “Company”, and the Company and its consolidated subsidiaries are referred to collectively as “OEH”.

At March 31, 2014, OEH owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or the fiscal year ending December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  See Note 2 to the consolidated financial statements in the 2013 Annual Report on Form 10-K for additional information regarding significant accounting policies.

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

Reclassifications

Discontinued operations and assets and liabilities held for sale were reclassified in the condensed consolidated financial statements for all periods presented. See Note 3 for a summary of the results of discontinued operations and assets and liabilities held for sale.

Accounting policies

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for a change in the functional currency of OEH’s Brazilian operations and codified changes made to the ASC, as described below.

Functional currency change

Prior to 2014, OEH’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, OEH changed the functional currency to the Brazilian real. OEH believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. A foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of OEH’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses for the three months ended March 31, 2014.

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

Accounting pronouncements to be adopted

In April 2014, the FASB issued guidance that amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions. The revised guidance will change how entities identify and disclose information about disposal transactions. The guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. OEH is assessing what impact, if any, the adoption of this guidance will have on its consolidated financial position, results of operations and cash flows.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended
	March 31, 2014	March 31, 2013

Numerator ($'000)
Net earnings/(losses) from continuing operations	(19,909)	(46,204)
Net earnings/(losses) from discontinued operations	(735)	(802)
Net losses/(earnings) attributable to non-controlling interests	(116)	(209)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(20,760)	(47,215)

Denominator (shares '000)
Basic weighted average shares outstanding	103,719	103,011
Effect of dilution	—	—

Diluted weighted average shares outstanding	103,719	103,011

	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.192)	(0.449)
Net earnings/(losses) from discontinued operations	(0.007)	(0.008)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.002)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(0.200)	(0.459)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.192)	(0.449)
Net earnings/(losses) from discontinued operations	(0.007)	(0.008)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.002)

Net earnings/(losses) attributable to Orient-Express Hotels Ltd.	(0.200)	(0.459)

For the three months ended March 31, 2014 and 2013, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because OEH incurred a net loss in that period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended
	March 31, 2014	March 31, 2013

Share options	2,828,800	3,232,400
Share-based awards	1,638,856	1,669,249

Total	4,467,656	4,901,649

The number of share options and share-based awards unexercised at March 31, 2014 was 4,467,656 (March 31, 2013 - 4,901,649).

3.    Assets held for sale and discontinued operations

At March 31, 2014, no properties were classified as held for sale, although there is one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development in Sint Maarten as it was already under a separate sales contract at the time. During the three months ended March 31, 2014, Belmond The Inn at Perry Cabin, St Michaels, Maryland was sold. Due to OEH's continuing involvement in managing the hotel, its results are presented within continuing operations. For the three months ended March 31, 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia have been presented as discontinued operations, following the unannounced dispossession of OEH from the hotel by the owner in November 2013.

During the three months ended March 31, 2013, Porto Cupecoy was sold. For the three months ended March 31, 2013, the results of operations of Porto Cupecoy have been presented as discontinued operations.

(a)    Properties sold: Belmond The Inn at Perry Cabin and Porto Cupecoy

On March 21, 2014, OEH completed the sale of the property and operations of Belmond The Inn at Perry Cabin for consideration of $39,700,000, of which $25,680,000 was paid in cash, $11,020,000 was settled directly with the lender to repay the debt facility secured by the property, and $3,000,000 was retained by the buyer as a key money contribution from OEH to be used for agreed capital enhancements. OEH will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. The disposal resulted in a gain of $6,704,000, of which $3,704,000 was recognized on completion on March 21, 2014 and $3,000,000 has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3,704,000 is reported within gain on disposal of property, plant and equipment in the statements of condensed consolidated operations.

On January 31, 2013, OEH completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of OEH’s former real estate segment. The disposal resulted in a gain of $439,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Belmond The Inn at Perry Cabin and Porto Cupecoy:

	Belmond The Inn at Perry Cabin	Porto Cupecoy
	March 21, 2014	January 31, 2013
	$'000	$'000

Property, plant and equipment	32,293	38
Real estate assets	—	18,512
Net working capital (deficit)/surplus	(820)	—
Net assets	31,473	18,550
Transfer of foreign currency translation loss/(gain)	—	—
	31,473	18,550
Consideration:
Cash	25,680	19,000
Reduction in debt facility on sale of hotel	11,020	—
Key money retained by buyer	3,000	—
Less: Working capital adjustment	(1,130)	(11)
Less: Costs to sell	(393)	—
	38,177	18,989

Gain on sale	6,704	439

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

Summarized operating results of the properties classified as discontinued operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(677)	(58)	(735)
Impairment	—	—	—
Gain on sale	—	—	—

Losses before tax	(677)	(58)	(735)
Tax benefit	—	—	—

Net (losses)/earnings from discontinued operations	(677)	(58)	(735)

	Three months ended March 31, 2013
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	Total
	$'000	$'000	$'000	$'000

Revenue	1,236	835	—	2,071

(Losses)/earnings before tax, gain on sale and impairment	129	(1,679)	—	(1,550)
Impairment	—	(77)	—	(77)
Gain on sale	—	439	—	439

(Losses)/earnings before tax	129	(1,317)	—	(1,188)
Tax benefit	(36)	—	422	386

Net (losses)/earnings from discontinued operations	93	(1,317)	422	(802)

The results of discontinued operations for the three months ended March 31, 2014 include legal fees of $677,000 in relation to Ubud Hanging Gardens, as OEH is pursuing legal remedies following its wrongful dispossession by the owner in November 2013. See Note 16.

The results of discontinued operations for the three months ended March 31, 2013 include a tax credit of $422,000 in relation to The Westcliff, Johannesburg, South Africa, which was sold in December 2012. This tax credit arose following the submission of the 2012 tax return in 2013.

(c)    Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale consist of the following:

	March 31, 2014	December 31, 2013
	Porto Cupecoy	Belmond The Inn at Perry Cabin	Porto Cupecoy	Total
	$’000	$'000	$’000	$'000

Current assets	—	1,503	—	1,503
Real estate assets	720	—	720	720
Property, plant and equipment	—	32,193	—	32,193

Total assets held for sale	720	33,696	720	34,416

Current liabilities	—	(1,611)	—	(1,611)

Total liabilities held for sale	—	(1,611)	—	(1,611)

Assets of Porto Cupecoy at March 31, 2014 comprise one condominium which was excluded from the disposal of the Porto Cupecoy development as it was already under a separate sales contract at the time.

4.    Variable interest entities

(a)    VIEs of which OEH is the primary beneficiary

OEH holds a 19.9% equity investment in Charleston Center LLC, owner of Belmond Charleston Place.  OEH has also made a number of loans to the hotel.  OEH concluded that Charleston Center LLC is a variable interest entity (“VIE”) because the total equity at risk is insufficient for the entity to fund its operations without additional subordinated financial support, the majority of which has been provided by OEH. OEH is the primary beneficiary of this VIE because it is expected to absorb a majority of the VIE’s expected losses and residual gains through the subordinated financial support it has provided, and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within OEH’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013
	$’000	$’000

Current assets	21,903	10,517
Property, plant and equipment	191,471	187,854
Goodwill	40,395	40,395
Other assets	1,690	1,895

Total assets	255,459	240,661

Current liabilities	6,665	6,722
Third-party debt, including $1,772 and $1,805 current portion	95,700	96,150
Long-term accrued interest on subordinated debt	15,490	15,340
Deferred income taxes	61,034	60,892

Total liabilities	178,889	179,104

Net assets (before amounts payable to OEH of $94,039 and $92,692)	76,570	61,557

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

(b)    VIEs of which OEH is not the primary beneficiary

OEH holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. OEH concluded that the Peru rail joint venture is a VIE because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture’s board of directors, which has equal representation from both joint venture partners. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) from unconsolidated companies, net of tax in the statements of condensed consolidated operations.

The carrying amounts and maximum exposures to loss as a result of OEH’s involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	$’000	$’000	$’000	$’000

Investment	38,396	38,095	38,396	38,095
Due from unconsolidated company	4,197	4,957	4,197	4,957
Guarantees	—	—	5,486	5,920
Contingent guarantees	—	—	13,995	14,731

Total	42,593	43,052	62,074	63,703

The maximum exposure to loss for the Peru rail joint venture exceeds OEH’s carrying amounts in the joint venture due to guarantees, which, as discussed below, are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at March 31, 2014, OEH does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $5,486,000 and contingently guaranteed $7,019,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,976,000, through May 2014.

Long-term debt obligations of the rail joint venture in Peru at March 31, 2014 totaling $5,486,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on OEH’s financial flexibility.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which OEH exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz by Belmond, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, OEH acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  OEH planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of an environmental park which is being created in the area. The compulsory purchase of the land is therefore expected to be carried out by the State of Rio de Janeiro. OEH is currently in negotiation to recover its investment in the project and fully expects to do so.
Summarized financial data for OEH’s unconsolidated companies are as follows:

	March 31, 2014	December 31, 2013
	$’000	$’000

Current assets	61,766	64,145

Property, plant and equipment, net	342,595	342,731
Other assets	24,014	24,142
Non-current assets	366,609	366,873

Total assets	428,375	431,018

Current liabilities	153,803	154,213

Long-term debt	32,843	37,043
Other liabilities	129,284	127,002
Non-current liabilities	162,127	164,045

Total shareholders’ equity	112,445	112,760

Total liabilities and shareholders’ equity	428,375	431,018

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Revenue	34,715	35,160

Gross profit[1]	18,481	19,262

Net earnings[2]	(352)	(994)
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

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if OEH’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at March 31, 2014, OEH does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2018, $15,900,000 of debt obligations of the joint venture in Peru that operates four hotels and, through 2014, a further $676,000 of its debt obligations. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At March 31, 2014, long-term debt obligations totaling $83,379,000 of Hotel Ritz by Belmond in Madrid, Spain, in which OEH has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Discussions with the lender to bring the hotel into long-term compliance are continuing, although this non-compliance is not expected to have a material impact on OEH’s financial flexibility.  OEH and its joint venture partner have each guaranteed $10,336,000 of the debt obligations, and $995,000 of a working capital loan facility.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2014	December 31, 2013
	$’000	$’000

Land and buildings	971,628	1,013,015
Machinery and equipment	205,689	210,992
Fixtures, fittings and office equipment	203,711	209,050
River cruise ship and canal boats	19,126	19,082

	1,400,154	1,452,139
Less: Accumulated depreciation	(323,735)	(330,390)

Total property, plant and equipment, net of accumulated depreciation	1,076,419	1,121,749

The major classes of assets under capital leases included above are as follows:

	March 31, 2014	December 31, 2013
	$’000	$’000

Machinery and equipment	843	889
Fixtures, fittings and office equipment	108	108

	951	997
Less: Accumulated depreciation	(809)	(905)

Total assets under capital leases, net of accumulated depreciation	142	92

The depreciation charge on property, plant and equipment for the three months ended March 31, 2014 was $12,051,000 (March 31, 2013 - $11,388,000).

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $191,471,000 at March 31, 2014 (December 31, 2013 - $187,854,000) is separately disclosed on the condensed consolidated balance sheets.

There were no impairments in the three months ended March 31, 2014. During the three months ended March 31, 2013, OEH recorded a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of Belmond La Samanna, St. Martin, French West Indies based on a strategic review of its assets. The carrying value was written down to the hotel’s fair value.

For the three months ended March 31, 2014, OEH capitalized interest in the amount of $Nil (March 31, 2013 - $1,088,000). All amounts capitalized were recorded in property, plant and equipment.

7.    Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

	Beginning balance at January 1, 2014	Impairment	Foreign currency translation adjustment	Ending balance at March 31, 2014
	$'000	$'000	$'000	$'000

Owned hotels:
Europe	77,781	—	(1,984)	75,797
North America	49,991	—	—	49,991
Rest of world	21,107	—	(6,369)	14,738
Owned trains and cruises	8,037	—	39	8,076

Total	156,916	—	(8,314)	148,602

The gross goodwill amount at January 1, 2014 was $191,243,000 and the accumulated impairment at that date was $34,327,000. All impairments to that date related to hotel and restaurant operations.

There were no triggering events in the three months ended March 31, 2014 that would have required OEH to reassess the carrying value of goodwill.

8.    Other intangible assets

Other intangible assets consist of the following as of March 31, 2014:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2014	8,660	1,723	7,100	17,483
Foreign currency translation adjustment	218	10	—	228

Balance at March 31, 2014	8,878	1,733	7,100	17,711

Accumulated amortization:
Balance at January 1, 2014	2,268	1,063		3,331
Charge for the period	33	35		68
Foreign currency translation adjustment	55	6		61

Balance at March 31, 2014	2,356	1,104		3,460

Net book value:
At March 31, 2014	6,522	629	7,100	14,251

At December 31, 2013	6,392	660	7,100	14,152

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Total amortization expense for the three months ended March 31, 2014 was $68,000 (March 31, 2013 - $90,000). Estimated total amortization expense for the remainder of the year ending December 31, 2014 is $204,000 and for each of the years ending December 31, 2015 to December 31, 2019 is $272,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	March 31, 2014	December 31, 2013
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property (excluding real estate) with a maturity of seven years (December 31, 2013 - one to nine years), with a weighted average interest rate of 4.52% (December 31, 2013 - 4.22%)	551,725	543,567
Obligations under capital lease	62	14

Total long-term debt and obligations under capital lease	551,787	543,581

Less: Current portion	5,527	71,011

Non-current portion of long-term debt and obligations under capital lease	546,260	472,570

On March 21, 2014, OEH entered into a $551,955,000 secured term loan and a $105,000,000 revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of OEH’s unconsolidated joint venture companies.

The term loan consists of two tranches, a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.25% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in seven years and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2014:

$’000

Remainder of 2014	4,148
2015	5,533
2016	5,533
2017	5,534
2018	5,521
2019	5,517
2020 and thereafter	520,001

Total long-term debt and obligations under capital lease	551,787

The Company has guaranteed $551,725,000 of the long-term debt of its subsidiary companies as at March 31, 2014 (December 31, 2013 - $384,818,000).

Deferred financing costs related to the above outstanding long-term debt were $12,679,000 at March 31, 2014 (December 31, 2013 - $11,080,000) and are amortized to interest expense over the term of the corresponding long-term debt.

A loss on extinguishment of debt of $14,506,000 was recognized in the three months ended March 31, 2014 (March 31, 2013 - $Nil). The loss comprised costs associated with the March corporate debt refinancing, including $8,926,000 write-off of unamortized deferred financing costs, $3,985,000 swap cancellation costs and $1,330,000 of fees to prepay OEH’s previous loans.

The debt of Charleston Center LLC, a consolidated VIE, of $95,700,000 at March 31, 2014 (December 31, 2013 - $96,150,000) is non-recourse to OEH and separately disclosed on the condensed consolidated balance sheets.  The debt, entered into in October 2010, was extended at Charleston Center LLC’s option in October 2013 to give a revised maturity of October 2014, with a further one year extension option available to the borrower, and the interest rate is at LIBOR plus a margin of 3.50% per annum.

(b)                              Revolving credit and working capital facilities

OEH had approximately $107,265,000 of revolving credit and working capital facilities at March 31, 2014 (December 31, 2013 - $3,021,000) of which €4,000,000 (equivalent to $5,513,000 at March 31, 2014) has been allocated to an existing letter of credit and $101,752,000 was available (December 31, 2013 - $2,883,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2014	December 31, 2013
	$’000	$’000

Interest rate swaps (see Note 18)	—	1,878
Long-term accrued interest on subordinated debt at Belmond Charleston Place	15,490	15,340
Deferred lease incentive	381	393
Contingent consideration on acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea (see Note 16)	1,240	1,240
Deferred gain on sale of Belmond The Inn at Perry Cabin (see Note 3)	3,000	—

Total other liabilities	20,111	18,851

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	275	297
Expected return on assets	(287)	(229)
Net amortization and deferrals	139	230

Net periodic benefit cost	127	298

During the three months ended March 31, 2014, contributions were made to OEH’s U.K. defined benefit pension plan of $537,000 (March 31, 2013 - $502,000). OEH anticipates contributing an additional $1,790,000 to fund the plan in 2014 for a total of $2,327,000.

12.    Income taxes

In the three months ended March 31, 2014, the income tax benefit was $10,242,000 (March 31, 2013 - $5,910,000).

The benefit for income taxes in the three months ended March 31, 2014 was higher than in the three months ended March 31, 2013 due primarily to the recognition of a deferred tax asset in respect of tax-deductible costs incurred in completing OEH’s corporate debt facility in March 2014. See Note 9.

13.    Supplemental cash flow information

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Cash paid during the period for:

Interest	7,765	5,861

Income taxes, net of refunds	4,470	5,697

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $1,123,000 for the three months ended March 31, 2014 (March 31, 2013 - $3,167,000).

14.    Restricted cash

The major balances in restricted cash are as follows:

	March 31, 2014	December 31, 2013
	$’000	$’000

Cash deposit held with a bank pending completion of sale of Belmond The Inn at Perry Cabin	—	4,000
Cash deposits required to be held with lending banks as collateral	1,299	8,391
Escrow deposits and other restricted cash at Porto Cupecoy	—	355
Prepaid customer deposits which will be released to OEH under its revenue recognition policy	2,747	681
Security required under the European Union Package Travel Directive	210	209

Total restricted cash	4,256	13,636

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at March 31, 2014 was $1,299,000 (December 31, 2013 - $7,633,000).

15.    Share-based compensation plans

At March 31, 2014, OEH had three share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three months ended March 31, 2014 was $791,000 (March 31, 2013 - $1,550,000). The total compensation cost related to unexercised options and unvested share awards at March 31, 2014 to be recognized over the period April 1, 2014 to March 31, 2017, was $11,732,000 and the weighted average period over which it is expected to be recognized is 29 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of three years, and substantially all awards of share options have a maximum term of 10 years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the three months ended March 31, 2014.

2009 share award and incentive plan

During the three months ended March 31, 2014, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of deferred shares without performance criteria were made using the Black-Scholes options pricing model. Estimates of fair values of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model.

2009 share award and incentive plan	Class A common shares	Date granted	Date vested	Purchase price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Deferred shares without performance criteria	94,000	March 21, 2014	March 21, 2017	$0.01	46%	0.91%	$—	3 years
Deferred shares with performance criteria and market conditions	251,400	March 21, 2014	March 21, 2017	$0.01	46%	0.89%	$—	3 years

16.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $21,509,000 at March 31, 2014 (December 31, 2013 - $21,867,000).

As part of the consideration for the acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea in January 2010, OEH agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Belmond Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At March 31, 2014, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid). See Note 10.

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date. In order to defend the hotel, in December 2013, CHP commenced a declaratory lawsuit in the Rio state court seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and OEH has made no reserves in respect of this matter. If any such claims were brought, OEH would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens dispossessed OEH from the hotel under long-term lease to OEH without prior notice. As a result, OEH has been unable to continue operating the hotel and accordingly, to prevent any confusion to its guests, OEH has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being. OEH believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. OEH is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where OEH has sought emergency arbitral orders to return the hotel to OEH's possession and management and to stay court proceedings in Indonesia brought by the owner seeking annulment of the lease and damages from OEH. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings while the Singapore arbitration continues. In April 2014, the Indonesian court dismissed the owner’s case for lack of jurisdiction due to the arbitration clause in the parties’ lease. While OEH believes it has a strong case on the merits, it may ultimately be unsuccessful in recovering the hotel or otherwise in pursuing its remedies against the owner, and therefore OEH has recorded Ubud Hanging Gardens as a discontinued operation and recorded a non-cash impairment charge relating to long-lived assets and goodwill of the hotel as well as a write-off of net current assets of the hotel. See Note 3. Management cannot estimate the range of possible additional loss to OEH which has made no reserves in respect of this matter.

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

In May 2010, OEH settled litigation for infringement of its “Cipriani” trademark in the European Union.  An amount of $3,947,000 was paid by the defendants to OEH in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $2,847,000 at March 31, 2014 have not been recognized by OEH because of the uncertainty of collectability. Despite the May 2010 settlement and OEH's belief that the ownership issues over the “Cipriani” trademark in the European Union had been resolved in its favor, OEH has recently initiated an infringement action in Spain against a company beneficially owned by members of the Cipriani family with whom OEH had reached the 2010 settlement, and is defending an infringement claim made by certain members of the Cipriani family against OEH in Italy. While OEH believes that it has a meritorious defense to the claim in Italy and a strong case against the defendants in Spain, OEH may fail to prevail in either of these actions. Management cannot estimate the range of possible additional loss to OEH which has made no reserves in these matters.

Future rental payments as at March 31, 2014 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2014	8,213
2015	10,875
2016	10,862
2017	10,939
2018	10,464
2019	9,874
2020 and thereafter	73,640

Future rental payments under operating leases	134,867

Rental expense for the three months ended March 31, 2014 amounted to $3,148,000 (March 31, 2013 - $2,553,000).

OEH has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase the Belmond Hotel Cipriani in Venice, Italy in the event OEH proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. This right of first refusal and purchase option are not assignable and expire one year after Mr. Sherwood’s death. These agreements relating to the Belmond Hotel Cipriani between Mr. Sherwood and OEH and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

17.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of OEH’s financial instruments recorded at fair value by the fair value hierarchy at March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014	$’000	$’000	$’000	$’000

Liabilities at fair value:
Derivative financial instruments	—	(825)	—	(825)

Total net liabilities	—	(825)	—	(825)

	Level 1	Level 2	Level 3	Total
December 31, 2013	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(4,890)	—	(4,890)

Total net liabilities	—	(4,888)	—	(4,888)

During the three months ended March 31, 2014, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of OEH's long-term debt as of March 31, 2014 and December 31, 2013 were as follows:

		March 31, 2014		December 31, 2013
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion, excluding obligations under capital leases	Level 3	551,725	551,698	543,567	562,588

Long-term debt, including current portion, held by consolidated variable interest entities	Level 3	95,700	96,801	96,150	97,775

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no impairments in the three months ended March 31, 2014. The estimated fair value of OEH’s non-financial assets measured on a non-recurring basis for the three months ended March 31, 2013 was as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in the three months ended March 31, 2013 $’000
Property, plant and equipment	45,000	—	—	45,000	(35,680)

During the three months ended March 31, 2013, property, plant and equipment at Belmond La Samanna with a carrying value of $80,680,000 was written down to fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000. This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

18.    Derivatives and hedging activities

In connection with OEH’s new corporate facility and the repayment of all of its outstanding funded debt (excluding the debt of Charleston Center LLC, a consolidated VIE, and the debt of OEH’s unconsolidated joint venture companies), all of OEH’s existing interest rate derivatives were terminated. See Note 9. The termination costs incurred were $5,162,000 during the three months ended March 31, 2014. All amounts in other comprehensive income/ (loss) relating to these derivatives were reclassified to interest expense. New interest rate derivatives were entered into to fix an element of the floating interest rate on the new corporate facility.

Cash flow hedges of interest rate risk

As of March 31, 2014 and December 31, 2013, OEH had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	March 31, 2014	December 31, 2013
	’000	’000

Interest Rate Swaps	€75,000	€137,469
Interest Rate Swaps	$172,500	$63,700

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage OEH’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of March 31, 2014, OEH had notional amounts of $58,800,000 (December 31, 2013 - €73,344,000 and $59,080,000) that were non-designated hedges of OEH’s exposure to interest rate risk.

Fair value

The table below presents the fair value of OEH’s derivative financial instruments and their classification as of March 31, 2014 and December 31, 2013:

	Liability derivatives
		Fair value as of	Fair value as of
		March 31, 2014	December 31, 2013
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate swaps	Accrued liabilities	(2,455)	(3,012)
Interest rate swaps	Other assets/(Other liabilities)	1,630	(1,878)

Total		(825)	(4,890)

Derivatives not designated as hedging instruments:
Interest rate options	Other assets	—	2

Total		—	2

Offsetting

There was no offsetting within derivative assets or derivative liabilities at March 31, 2014 and December 31, 2013. However, these derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 19. At March 31, 2014, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,384,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three months ended March 31, 2014 was a loss of $434,000 (March 31, 2013 - $1,111,000 gain).

Derivative movements not included in other comprehensive income/(loss) for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Amount of gain recognized in interest expense for the ineffective portion of derivatives designated as cash flow hedges	—	37

Amount of loss recognized in interest expense for derivatives not designated as hedging instruments	(2)	(36)

Credit-risk-related contingent features

OEH has agreements with some of its derivative counterparties that contain provisions under which, if OEH defaults on the debt associated with the hedging instrument, OEH could also be declared in default in respect of its derivative obligations.

As of March 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $825,000 (December 31, 2013 - $4,890,000). If OEH breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $762,000 (December 31, 2013 - $4,899,000).

Non-derivative financial instruments — net investment hedges

OEH uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. OEH designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $206,725,000 at March 31, 2014, being a liability of OEH (December 31, 2013 - $26,249,000).

19.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Three months ended March 31, 2014	$’000	$’000	$’000	$’000

Balance at January 1, 2014	(81,339)	(3,381)	(8,597)	(93,317)

Other comprehensive income/(loss) before reclassifications	(51,219)	2,016	—	(49,203)

Amounts reclassified from AOCI	—	609	—	609

Net current period other comprehensive income/(loss)	(51,219)	2,625	—	(48,594)

Balance at March 31, 2014	(132,558)	(756)	(8,597)	(141,911)

Foreign currency translation adjustments for the three months ended March 31, 2014 include a loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of OEH’s Brazilian operations following a change in functional currency from the U.S. dollar to the Brazilian real, effective from January 1, 2014. See Note 1.

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	March 31, 2014	March 31, 2013
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	609	901	Interest expense

Total reclassifications for the period	609	901

20.    Segment information

Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”).

OEH's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that OEH owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that OEH jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that OEH owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that OEH jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Owned hotels:
Europe	14,536	16,047
North America	38,233	34,499
Rest of world	36,530	41,233
Total owned hotels	89,299	91,779
Part-owned/managed hotels	963	1,136
Total hotels	90,262	92,915
Owned trains and cruises	10,996	9,106
Part-owned/managed trains	1,285	813
Total trains and cruises	12,281	9,919

Total revenue	102,543	102,834

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Owned hotels:
Europe	(8,394)	(7,957)
North America	7,317	6,357
Rest of world	10,776	12,814
Total owned hotels	9,699	11,214
Part-owned/managed hotels	(505)	(2,001)
Total hotels	9,194	9,213
Owned trains and cruises	(781)	(1,017)
Part-owned/managed trains	1,881	2,083
Total trains and cruises	1,100	1,066

Reconciliation to net earnings/(losses):
Total segment profit/(loss)	10,294	10,279

Gain on disposal of property, plant and equipment	3,704	—
Impairment of property, plant and equipment	—	(35,680)
Central overheads	(8,373)	(8,975)
Share-based compensation	(791)	(1,550)
Depreciation and amortization	(12,119)	(11,478)
Loss on extinguishment of debt	(14,506)	—
Interest income	402	237
Interest expense	(9,535)	(7,253)
Foreign currency, net	448	2,076
Benefit from income taxes	10,242	5,910
Share of benefit from income taxes of unconsolidated companies	325	230

Losses from continuing operations	(19,909)	(46,204)
Losses from discontinued operations	(735)	(802)

Net losses	(20,644)	(47,006)

Earnings from unconsolidated companies, net of tax:

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Part-owned/managed hotels	(866)	(1,586)
Part-owned/managed trains	453	959

Total earnings from unconsolidated companies, net of tax	(413)	(627)

Reconciliation of capital expenditure by segment:

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Owned hotels:
Europe	8,216	3,628
North America	4,937	12,274
Rest of world	3,867	2,949
Total owned hotels	17,020	18,851
Owned trains and cruises	906	1,809

Unallocated corporate	72	25

Total capital expenditure	17,998	20,685

Revenue from external customers in OEH’s country of domicile and significant countries (based on the location of the property):

	Three months ended
	March 31, 2014	March 31, 2013
	$’000	$’000

Bermuda	—	—
Italy	1,318	2,217
United Kingdom	8,591	7,662
United States	23,384	19,010
Brazil	21,287	23,492
All other countries	47,963	50,453

Total revenue	102,543	102,834

21.    Related party transactions

OEH manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which OEH has a 25% ownership interest. In the three months ended March 31, 2014, OEH earned management fees from Eastern and Oriental Express Ltd. of $172,000 (March 31, 2013 - $185,000), which are recorded in revenue. The amount due to OEH from Eastern and Oriental Express Ltd. at March 31, 2014 was $3,428,000 (December 31, 2013 - $4,232,000).

OEH manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Peru Rail and Ferrocarril Transandino, in all of which OEH has a 50% ownership interest. OEH provides loans, guarantees and other credit accommodation to these joint ventures.  In the three months ended March 31, 2014, OEH earned management and guarantee fees from its Peruvian joint ventures of $1,799,000 (March 31, 2013 - $1,464,000), which are recorded in revenue.  The amount due to OEH from its Peruvian joint ventures at March 31, 2014 was $4,368,000 (December 31, 2013 - $5,726,000).

OEH manages, under long-term contract, Hotel Ritz by Belmond, in which OEH has a 50% ownership interest. In the three months ended March 31, 2014, OEH earned $228,000 (March 31, 2013 - $199,000) in management fees from Hotel Ritz by Belmond which are recorded in revenue, and $152,000 (March 31, 2013 - $131,000) in interest income.  The amount due to OEH from

Hotel Ritz by Belmond at March 31, 2014 was $29,022,000 (December 31, 2013 - $28,828,000).  See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

OEH has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Part-owned/managed hotels, (5) Owned trains and cruises and (6) Part-owned/managed trains.

At March 31, 2014, OEH’s hotel portfolio consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, Charleston, South Carolina, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and 13 in the rest of the world. In addition, OEH currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The remaining six hotels are properties which OEH operates under management contracts. OEH has unconsolidated equity interests in five of the managed hotels.

During 2013, OEH ceased to operate Ubud Hanging Gardens in Bali, Indonesia, following what OEH believes was an unlawful dispossession of OEH by the landlord. Accordingly, the results of Ubud Hanging Gardens have been reflected as discontinued operations for all periods presented.

In March 2014, OEH completed the sale of Belmond The Inn at Perry Cabin, St Michaels, Maryland. OEH will continue to manage the hotel for the new owner. The property has been reclassified as held for sale for all periods shown. Due to OEH's continuing involvement in managing the hotel, its results, including the gain on sale, are presented within continuing operations.

OEH's owned trains and cruises segment consists of four tourist trains, two river cruise ships and five canal boats. OEH's part-owned/ managed trains segment consists of two train businesses, one in which OEH has an equity interest and an exclusive management contract, and one in which OEH has an equity investment.

OEH's real estate development project at Porto Cupecoy on the Dutch side of St. Martin was sold in January 2013 and has been reflected as discontinued operations for all periods presented.

Constant currency

OEH analyzes certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Measurement on a constant currency basis means the results exclude the effect of foreign currency translation and are calculated by translating prior year results at current year exchange rates.

Results of Operations

OEH’s operating results for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, expressed as a percentage of revenue, are as follows:

	Three months ended
	March 31, 2014	March 31, 2013
	%	%

Revenue:
Owned hotels:
Europe	14	16
North America	37	33
Rest of world	36	40
Total owned hotels	87	89
Part-owned/managed hotels	1	1
Total hotels	88	90
Owned trains and cruises	11	9
Part-owned/managed trains	1	1
Total trains and cruises	12	10

Total revenue	100	100

Cost of services	(49)	(47)
Selling, general and administrative	(50)	(52)
Depreciation and amortization	(12)	(11)
Impairment of property, plant and equipment	—	(35)
Gain on disposal of property, plant and equipment	4	—
Loss on extinguishment of debt	(14)	—
Interest income, interest expense and foreign currency, net	(8)	(5)
Losses before income taxes and losses from unconsolidated companies, net of tax	(29)	(50)
Benefit from income taxes	10	6
Losses from unconsolidated companies, net of tax	—	(1)
Losses from continuing operations	(19)	(45)
Net (losses)/earnings from discontinued operations, net of tax	(1)	(1)

Net losses	(20)	(46)

Operating information for OEH’s owned hotels for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31, 2014	March 31, 2013

Rooms Available
Europe	43,585	47,972
North America	71,370	63,650
Rest of world	92,430	91,260
Worldwide	207,385	202,882

Rooms Sold
Europe	15,672	16,510
North America	44,165	40,961
Rest of world	57,209	62,818
Worldwide	117,046	120,289

Occupancy (percentage)
Europe	36	34
North America	62	64
Rest of world	62	69
Worldwide	56	59

Average Daily Rate (in U.S. dollars)
Europe	402	424
North America	473	472
Rest of world	406	410
Worldwide	431	433

RevPAR (in U.S. dollars)
Europe	145	146
North America	293	303
Rest of world	251	282
Worldwide	243	257

			Change %
Three months ended March 31,	2014	2013	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	145	146	(1)%	—%
North America	329	327	1%	—%
Rest of world	272	289	(6)%	8%
Worldwide	259	264	(2)%	5%

The same store RevPAR data for the three months ended March 31, 2014 and March 31, 2013 exclude the operations of Belmond El Encanto, Belmond The Inn at Perry Cabin and Belmond Miraflores Park.

Overview

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The net loss attributable to Orient-Express Hotels Ltd. for the three months ended March 31, 2014 was $20.8 million ($0.20 per common share) on revenue of $102.5 million, compared with net loss of $47.2 million ($0.46 per common share) on revenue of $102.8 million for the three months ended March 31, 2013. The decrease in net loss is principally due to the the fact that in the three months ended March 31, 2013, a non-cash property, plant and equipment impairment charge of $35.7 million was recognized at Belmond La Samanna, while there were no impairments of property, plant and equipment recorded in the three months ended March 31, 2014. The three months ended March 31, 2014 included a loss on extinguishment of debt of $14.5 million, compared to $Nil for the three months ended March 31, 2013

Revenue

	Three months ended
	March 31, 2014	March 31, 2013
	$ millions	$ millions

Revenue:
Owned hotels:
Europe	14.6	16.1
North America	38.2	34.5
Rest of world	36.5	41.2
Total owned hotels	89.3	91.8
Part-owned/managed hotels	0.9	1.1
Total hotels	90.2	92.9
Owned trains and cruises	11.0	9.1
Part-owned/managed trains	1.3	0.8
Total trains and cruises	12.3	9.9

Total revenue	102.5	102.8

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Total revenue was $102.5 million for the three months ended March 31, 2014, a decrease of $0.3 million (nil in percentage terms) from $102.8 million for the three months ended March 31, 2013. Total hotels revenue was $90.3 million for the three months ended March 31, 2014, a decrease of $2.7 million, or 3%, from $92.9 million for the three months ended March 31, 2013. The reduction was principally due to foreign exchange rate movements, as the Brazilian real, South African rand and Russian ruble weakened against the U.S. dollar, and to the closure of Belmond Miraflores Park for planned renovation during the three months March 31, 2014, partially offset by revenue from Belmond El Encanto, which opened in March 2013. Revenue from trains and cruises was $12.3 million for the three months ended March 31, 2014, an increase of $2.4 million, or 24%, from $9.9 million for the three months ended March 31, 2013, due largely to the new river cruise ship Belmond Orcaella, which launched in July 2013.

Owned hotels - Europe

	Three months ended
	March 31, 2014	March 31, 2013

Rooms available	43,585	47,972
Rooms sold	15,672	16,510
Occupancy (percentage)	36	34
Average daily rate (in U.S. dollars)	402	424
RevPAR (in U.S. dollars)	145	146
Same store RevPAR (in U.S. dollars)	145	146

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue was $14.6 million for the three months ended March 31, 2014, a decrease of $1.5 million, or 9%, from $16.1 million for the three months ended March 31, 2013. This decrease is partially attributable to the fact that the Italian hotels, with the exception of Belmond Hotel Cipriani, reopened slightly later following the winter closure period in 2014 than in 2013. In addition, Belmond La Residencia amended its seasonal opening period such that it remained closed for the majority of the first quarter of 2014. Exchange rate movements caused a decrease in European owned hotels revenue of $0.3 million, as the Russian ruble depreciated by 15% against the U.S. dollar, partially offset by strengthening of the euro and sterling. Belmond Grand Hotel Europe suffered a revenue decline of $1.2 million, of which $0.8 million was due to the depreciation of the ruble, with the remainder attributable to increased local competition and a decrease in food and beverage revenue due to the closure of two restaurant outlets for refurbishment. ADR decreased from $424 in the three months ended March 31, 2013 to $402 in the three months ended March 31, 2014, due mainly to the depreciation of the Russian ruble. Occupancy increased from 34% in the three months ended March 31, 2013 to 36% in the three months ended March 31, 2014. Same store RevPAR decreased by 1% in U.S. dollars, from $146 in the three months ended March 31, 2013 to $145 for the three months ended March 31, 2014, but remained flat when measured in local currency.

The current political situation involving Ukraine did not have a material impact on local currency revenue of Belmond Grand Hotel Europe in the three months ended March 31, 2014, although it did contribute to the 15% depreciation of the Russian ruble and the reduction in the hotel’s results when measured in U.S. dollars. The continued tensions in the region have led to a decline in travel to Russia, and OEH has received guest cancellations at Belmond Grand Hotel Europe for the rest of 2014 amounting to approximately $0.7 million of rooms revenue, primarily from the U.S. and the European Union. Historically, domestic Russian guests are a large part of the business at this hotel, and management is redirecting in the near term some of its sales and marketing effort toward the domestic Russian market and non-U.S. and non-E.U. markets. To date, OEH has not seen a material change in Russian outbound business to its other hotels.

Owned hotels - North America

	Three months ended
	March 31, 2014	March 31, 2013

Rooms available	71,370	63,650
Rooms sold	44,165	40,961
Occupancy (percentage)	62	64
Average daily rate (in U.S. dollars)	473	472
RevPAR (in U.S. dollars)	293	303
Same store RevPAR (in U.S. dollars)	329	327

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue was $38.2 million for the three months ended March 31, 2014, an increase of $3.7 million, or 11%, from $34.5 million for the three months ended March 31, 2013. The increase was mainly due to revenue growth of $3.0 million at Belmond El Encanto, which opened in March 2013, and $1.7 million at Belmond Charleston Place, due to strong RevPAR and food and beverage growth. Partially offsetting this revenue growth were decreases at Belmond La Samanna and Belmond The Inn at Perry Cabin of $0.6 million and $0.3 million, respectively. North American ADR increased from $472 in the three months ended March 31, 2013 to $473 in the three months ended March 31, 2014. Occupancy decreased from 64% for the three months ended March 31, 2013 to 62% for the three months ended March 31, 2014. On a same store basis (which excludes Belmond El Encanto and Belmond The Inn at Perry Cabin), RevPAR increased from $327 in the three months ended March 31, 2013 to $329 for the three months ended March 31, 2014. This translated into an increase of 1% in U.S. dollars.

Owned hotels - Rest of world

	Three months ended
	March 31, 2014	March 31, 2013

Rooms available	92,430	91,260
Rooms sold	57,209	62,818
Occupancy (percentage)	62	69
Average daily rate (in U.S. dollars)	406	410
RevPAR (in U.S. dollars)	251	282
Same store RevPAR (in U.S. dollars)	272	289

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue was $36.5 million for the three months ended March 31, 2014, a decrease of $4.7 million, or 11%, from $41.2 million for the three months ended March 31, 2013. This decrease is largely attributable to the fact that Belmond Miraflores Park, which had revenue of $2.3 million for the three months ended March 31, 2013, was closed for the entirety of the first quarter of 2014 for a planned refurbishment. In addition, exchange rate movements caused a decrease in revenue of $5.1 million, due to the depreciation of the Brazilian real (down 18%) and the South African rand (down 21%) against the U.S. dollar. These decreases were offset by improved performance from OEH’s Brazilian properties, where revenue grew by $1.4 million on a constant currency basis, and Belmond Mount Nelson Hotel, where revenue grew by $1.1 million on a constant currency basis. ADR for the Rest of the World region decreased from $410 in the three months ended March 31, 2013 to $406 for the three months ended March 31, 2014. Occupancy decreased from 69% for the three months ended March 31, 2013 to 62% for the three months ended March 31, 2014. Same store RevPAR (which excludes Belmond Miraflores Park) decreased by 6% in U.S. dollars, from $289 in the three months ended March 31, 2013 to $272 for the three months ended March 31, 2014, but increased by 8% when measured in local currency.

Part-owned/managed hotels

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue was $0.9 million for the three months ended March 31, 2014, a decrease of $0.2 million, or 18%,from $1.1 million for the three months ended March 31, 2013 due to decreased management fees from the hotels in Peru, which have seen a fall in guest numbers.

Owned trains and cruises

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue was $11.0 million for the three months ended March 31, 2014, an increase of $1.9 million, or 21%, from $9.1 million for the three months ended March 31, 2013. Growth was driven by Belmond Orcaella, OEH’s river cruise operation that launched in July 2013 in Myanmar and recorded revenue in the quarter of $1.7 million. Exchange rate movements caused an increase in revenue of $0.3 million, due to the strengthening of sterling against the U.S. dollar.

Part-owned/managed trains

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue was $1.3 million in the three months ended March 31, 2014, an increase of $0.5 million, or 63%, from $0.8 million in the three months ended March 31, 2013, due to a change in Peru Rail management fee rates.

Cost of services

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Cost of services was $49.9 million for the three months ended March 31, 2014, an increase of $1.7 million, or 4%, from $48.2 million for the three months ended March 31, 2013. As a percentage of revenue, cost of services was 49% in the three months ended March 31, 2014 compared to 47% in the three months ended March 31, 2013. Excluding Belmond Miraflores Park, which was closed for planned refurbishment for the whole the first quarter of 2014, Belmond El Encanto, which opened in March 2013, and Belmond Orcaella, which launched in July 2013, cost of services as a percentage of revenue was 48% in the three months ended March 31, 2014 compared to 47% in the three months ended March 31, 2013.

Selling, general and administrative expenses

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Selling, general and administrative expenses were $50.8 million for the three months ended March 31, 2014, a decrease of $3.2 million, or 6%, from $54.0 million for the three months ended March 31, 2013. As a percentage of revenue, selling, general and administrative expenses were 50% in the three months ended March 31, 2014 compared to 52% in the three months ended March 31, 2013. Excluding Belmond Miraflores Park, Belmond El Encanto and Belmond Orcaella, selling, general and administrative expenses as a percentage of revenue were 49% in the three months ended March 31, 2014 compared to 51% in the three months ended March 31, 2013.

Central costs within selling, general and administrative expenses were $9.2 million for the three months ended March 31, 2014 (including $0.8 million of non-cash share-based compensation), a decrease of $1.3 million, or 12%, from $10.5 million for the three months ended March 31, 2013 (including $1.6 million of non-cash share-based compensation). Central costs for the three months ended March 31, 2014 included a credit of $0.8 million for lapsed share-based awards of employees no longer with OEH. In addition, central costs for the three months ended March 31, 2013 included management restructuring charges of $1.0 million, compared to $0.3 million for the three months ended March 31, 2014. As a percentage of revenue, central costs were 8% for the three months ended March 31, 2014 compared to 9% for the three months ended March 31, 2013.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings/(losses) before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”). Segment performance for the three months ended March 31, 2014 and 2013 is analyzed as follows:

	Three months ended
	March 31, 2014	March 31, 2013
	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	(8.4)	(8.0)
North America	7.3	6.4
Rest of world	10.8	12.8
Total owned hotels	9.7	11.2
Part-owned/managed hotels	(0.5)	(2.0)
Total hotels	9.2	9.2
Owned trains and cruises	(0.8)	(1.0)
Part-owned/managed trains	1.9	2.1
Total trains and cruises	1.1	1.1

Reconciliation to net earnings/(losses):
Total segment profit/(loss)	10.3	10.3

Gain on disposal of property, plant and equipment	3.7	—
Impairment of property, plant and equipment	—	(35.7)
Central costs	(9.2)	(10.5)
Depreciation and amortization	(12.1)	(11.5)
Loss on extinguishment of debt	(14.5)	—
Interest income, interest expense and foreign currency, net	(8.6)	(4.9)
Benefit from income taxes	10.2	5.9
Share of benefit from income taxes of unconsolidated companies	0.3	0.2

Losses from continuing operations	(19.9)	(46.2)
Losses from discontinued operations	(0.7)	(0.8)

Net losses	(20.6)	(47.0)

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The European owned hotels reported segment losses of $8.4 million for the three months ended March 31, 2014, a decline of $0.4 million, or 5%, from segment losses of $8.0 million for the three months ended March 31, 2013. Of this decline, $0.2 million was attributable to foreign exchange rate movement, as the euro strengthened against the U.S. dollar. The remaining decrease is due to increased segment losses at the Italian hotels and at Belmond Grand Hotel Europe, which suffered from increased local competition and a decrease in food and beverage revenue due to the closure of two restaurant outlets for refurbishment, partially offset by a $0.3 million increase at Belmond Reid’s Palace due to a return in demand for the destination, with particular strength from the U.K. market. As a percentage of European owned hotels revenue, segment loss was 58% for the three months ended March 31, 2014 compared to 50% for the three months ended March 31, 2013 due to the factors described above.

The North American owned hotels reported segment profit of $7.3 million for the three months ended March 31, 2014, an increase of $0.9 million, or 14%, from $6.4 million for the three months ended March 31, 2013. This increase was primarily due to Belmond El Encanto, which reported a loss of $0.6 million for the three months ended March 31, 2014, down from a loss of $2.0 million for the three months ended March 31, 2013 that included pre-opening costs. Belmond Charleston Place saw growth of $0.8 million, due to strong RevPAR and food and beverage growth. These increases were partially offset by decreases of $0.7 million at Belmond La Samanna, which experienced cancellations and reduced demand as a result of guest concerns over reports of an outbreak of a mosquito-borne illness in St. Martin and elsewhere in the Caribbean, and $0.2 million at ‘21’ Club, which was negatively affected by severe winter weather in the first two months of 2014. As a percentage of North American owned hotels revenue, segment profit was 19% for the three months ended March 31, 2014 compared to 18% for the three months ended March 31, 2013.

The Rest of world owned hotels reported segment profit of $10.8 million for the three months ended March 31, 2014, a decrease of $2.0 million, or 16%, from $12.8 million for the three months ended March 31, 2013. Exchange rate movements were responsible for $1.5 million of the decrease, due to the depreciation of the Brazilian real and the South African rand against the U.S. dollar. In addition, Belmond Miraflores Park recorded a loss of $0.9 million for the three months ended March 31, 2014 as it was closed for refurbishment, compared to a profit of $0.6 million for the three months ended March 31, 2013. These decreases were offset by growth at Belmond Mount Nelson Hotel, where profit in constant currency terms grew by $1.2 million. As a percentage of Rest of world owned hotels revenue, segment profit was 29% for the three months ended March 31, 2014 compared to 31% for the three months ended March 31, 2013.

The Part-owned/managed hotels reported segment losses of $0.5 million for the three months ended March 31, 2014, an improvement of $1.5 million, or 75%, from losses of $2.0 million for the three months ended March 31, 2013, due to reduced losses from Hotel Ritz by Belmond, which had an 11 percentage point increase in occupancy as a result of new sales strategies and early signs of an improvement in the Spanish economy.

The Owned trains and cruises reported segment losses of $0.8 million for the three months ended March 31, 2014, an improvement of $0.2 million, or 20%, from losses of $1.0 million for the three months ended March 31, 2013. This decrease in segment loss was driven by increased profits from OEH’s river cruise businesses in Myanmar, partially offset by increased losses from the European train offerings, which were adversely affected by the strengthening of the British pound sterling against the U.S. dollar.

The Part-owned/managed trains reported segment profit of $1.9 million for the three months ended March 31, 2014, a decrease of $0.2 million, or 10%, from $2.1 million for the three months ended March 31, 2013, due to reduced earnings from Peru Rail, which experienced a decrease in freight business.

Gain on disposal of property, plant and equipment

Three months ended March 31, 2014 compared to three months ended March 31, 2013

A gain on disposal of $3.7 million was recorded in the three months ended March 31, 2014, relating to Belmond The Inn at Perry Cabin which was sold on March 21, 2014. OEH will continue to manage to hotel under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to OEH’s key money contribution, has been deferred and will be recognized over the initial period of the management contract. Due to OEH's continuing involvement in managing the hotel, the results of operations of Belmond The Inn at Perry Cabin and the gain on disposal have been recorded within continuing operations.

There were no gains or losses on disposal of property, plant and equipment recorded in the three months ended March 31, 2013.

Impairment of property, plant and equipment

Three months ended March 31, 2014 compared to three months ended March 31, 2013

There were no impairments of property, plant and equipment recorded in the three months ended March 31, 2014. In the three months ended March 31, 2013, property, plant and equipment at Belmond La Samanna was written down to fair value, resulting in a non-cash impairment charge of $35.7 million.

Depreciation and amortization

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Depreciation and amortization was $12.1 million for the three months ended March 31, 2014, an increase of $0.6 million, or 5%, from $11.5 million for the three months ended March 31, 2013. As a percentage of revenue, depreciation and amortization was 12% in the three months ended March 31, 2014 compared to 11% for the three months ended March 31, 2013. Excluding Belmond Miraflores Park, which was closed for planned refurbishment for the whole the first quarter of 2014, Belmond El Encanto, which opened in March 2013 and Belmond Orcaella, which launched in July 2013, depreciation and amortization as a percentage of revenue remained consistent at 11% for the three months ended March 31, 2014 and 2013.

Loss on extinguishment of debt

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Loss on extinguishment of debt was $14.5 million for the three months ended March 31, 2014 compared to $Nil for the three months ended March 31, 2013. The loss for the three months ended March 31, 2014 comprised costs associated with the March corporate debt refinancing, including an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay OEH’s previous loans.

Interest income, interest expense and foreign currency, net

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Interest income, interest expense and foreign currency, net was an expense of $8.6 million for the three months ended March 31, 2014, an increase of $3.7 million, or 76%, from an expense of $4.9 million for the three months ended March 31, 2013. The increase in net expense is mainly due to the fact that foreign exchange gain decreased by $1.7 million, from $2.1 million for the three months ended March 31, 2013 to $0.4 million in the three months ended March 31, 2014. Additionally, OEH did not capitalize any interest in the three months ended March 31, 2014 but capitalized $1.1 million related to Belmond El Encanto in the prior-year quarter.

Benefit from income taxes

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The benefit from income taxes was $10.2 million for the three months ended March 31, 2014, an increase of $4.3 million, or 73%, from a benefit of $5.9 million for the three months ended March 31, 2013.

The benefit for income taxes in the three months ended March 31, 2014 included a tax credit for recognition of a deferred tax asset of $6.8 million in respect of tax-deductible costs incurred in completing OEH’s corporate debt facility in March 2014.

Losses from unconsolidated companies

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Losses from unconsolidated companies net of tax were $0.4 million for the three months ended March 31, 2014, an improvement of $0.2 million, or 33%, from $0.6 million for the three months ended March 31, 2013. A decrease of $1.0 million in losses from Hotel Ritz by Belmond, which had an 11 percentage point increase in occupancy, was partially offset by reduced earnings from Peru Rail, which experienced a decrease in freight business.

Net losses from discontinued operations

Three months ended March 31, 2014 compared to three months ended March 31, 2013

The losses from discontinued operations for the three months ended March 31, 2014 were $0.7 million, compared with losses from discontinued operations of $0.8 million for the three months ended March 31, 2013.

Losses from discontinued operations for the three months ended March 31, 2014 comprised legal fees of $0.7 million in relation to Ubud Hanging Gardens, as OEH is pursuing legal remedies following the wrongful dispossession by the owner in November 2013.

Losses from discontinued operations for the three months ended March 31, 2013 included a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, a tax gain of $0.4 million relating to The Westcliff, which was sold in December 2012, and net earnings of $0.1 million from Ubud Hanging Gardens. These gains were offset by operating losses of $1.7 million from Porto Cupecoy.

Functional currency change

Prior to 2014, OEH’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, OEH changed the functional currency to the Brazilian real. OEH believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. A foreign currency translation adjustment loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of OEH’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses for the three months ended March 31, 2014.

Liquidity and Capital Resources

Overview

OEH’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At March 31, 2014, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $647.5 million (December 31, 2013 - $639.7 million), including a current portion of $7.3 million (December 31, 2013 - $72.8 million) repayable within 12 months. Additionally, OEH had capital commitments at March 31, 2014 amounting to $21.5 million (December 31, 2013 - $21.9 million).

OEH had cash and cash equivalents of $134.4 million at March 31, 2014, compared to $123.2 million at December 31, 2013. In addition, OEH had restricted cash balances of $4.3 million, of which $3.0 million is classified as current restricted cash on the consolidated balance sheets and $1.3 million is classified in other assets (December 31, 2013 - $13.6 million of which $6.0 million was classified in restricted cash and $7.6 million was classified in other assets). At March 31, 2014, there were undrawn amounts available to OEH under committed lines of credit of $101.8 million (December 31, 2013 - $2.9 million), bringing total cash availability at March 31, 2014 to $236.2 million (December 31, 2013 - $126.1 million), excluding the restricted cash of $4.3 million (December 31, 2013 - $13.6 million). When assessing cash and cash equivalents within OEH, management considers the availability of those cash resources held within local business units to meet the strategic needs of OEH.

OEH expects to fund scheduled debt repayments and working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

Recent Events Affecting OEH’s Liquidity and Capital Resources

In March 2014, OEH entered into a credit agreement (the “Credit Agreement”) providing for a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, which is non-recourse to OEH, and apart from the debt of OEH’s unconsolidated joint venture companies.
Covenant Compliance

The Credit Agreement limits OEH’s ability to incur additional debt unless certain covenants are met. These covenants are measured on the performance of the consolidated group. The revolving credit facility in the Credit Agreement contains two financial covenants, a maximum net leverage test and a minimum interest cover test, which are both measured quarterly based on the trailing 12 months performance of OEH.
If OEH does not comply with its financial covenants and the banks that provide the revolving credit facility declare a default and accelerate the repayment of their debt, this will cause an event of default under the Credit Agreement. The cross default threshold in the Credit Agreement to other debt that is recourse to OEH is $25.0 million.

OEH continues to closely monitor projected covenant compliance, and if there were a possibility of non-compliance with a covenant, OEH would proactively meet with the agent or lending bank of the relevant facility to seek an amendment or waiver. Obtaining a waiver may result in additional bank fees or an increase in the interest cost.

At March 31, 2014, two unconsolidated joint venture companies for which OEH provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru, in which OEH has a 50% interest, was out of compliance with a debt service coverage ratio covenant for a loan of $5.5 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and OEH anticipates the joint venture will rectify the breach through refinancing or renegotiating covenant terms. Although the banks currently remain entitled to do so, OEH does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
Hotel Ritz by Belmond, 50% owned by OEH, was out of compliance at March 31, 2014 with the debt service coverage ratio in its first mortgage loan facility amounting to $83.4 million.  Although the loan is non-recourse to OEH or the joint venture partner in the hotel, each has provided separate partial guarantees of $10.3 million and a working capital guarantee of $1.0 million as of March 31, 2014, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. However, discussions continue to progress with the lender as to how to bring the hotel into long-term compliance. OEH does not expect the bank to call the loan and, therefore, does not believe the Company will be required to fund the guarantees.

Based on its current financial forecasts, OEH believes it will comply with all of the financial covenants in its loan facilities except for the instances of non-compliance noted above which are not expected to have a material impact on OEH’s financial flexibility.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $119.3 million at March 31, 2014 (December 31, 2013 - $72.3 million). This increase in working capital is largely due to the refinancing completed during the period that has caused a significant decrease in the current portion of long-term debt and obligations under capital leases falling due within the next 12 months.

Cash Flow - Sources and Uses of Cash

At March 31, 2014 and December 31, 2013, OEH had cash and cash equivalents of $134.4 million and $123.2 million (excluding $0.4 million cash presented within assets held for sale), respectively. In addition, OEH had restricted cash of $4.3 million (of which $3.0 million is classified as current restricted cash on the consolidated balance sheets and $1.3 million is classified in other assets) and $13.6 million (of which $6.0 million is classified in restricted cash on the consolidated balance sheets and $7.6 million is classified in other assets) as of March 31, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2014 was $12.0 million compared to $7.1 million for the three months ended March 31, 2013.

The results of operations are the primary driver of operating cash flows. Losses from continuing operations of $19.9 million were recorded for the three months ended March 31, 2014, compared to $46.2 million for the three months ended March 31, 2013. The main reasons for this movement were a loss on extinguishment of debt of $14.5 million in the three months ended March 31, 2014, an impairment charge of $35.7 million recorded in the three months ended March 31, 2013, a credit from the release of uncertain tax positions of $3.9 million in the three months ended March 31, 2013, and gain on disposal of property, plant and equipment and capital lease of $3.7 million in the three months ended March 31, 2014. The non-cash impairment and tax items do not have an impact on the net cash provided by operating activities.

Investing Activities. Net cash provided by investing activities was $26.6 million for the three months ended March 31, 2014, compared to net cash used in investing activities of $2.4 million for the three months ended March 31, 2013.

Capital expenditure of $18.0 million during the three months ended March 31, 2014 included $4.5 million at Belmond Charleston Place primarily for the first phase of the rooms renovation project, $3.5 million at Belmond Grand Hotel Europe primarily for renovating the hotel’s restaurants and kitchen and converting 19 historic rooms into suites, $2.5 million at Belmond Miraflores Park for the hotel’s renovation, $1.3 million at Belmond Le Manoir aux Quat’Saisons primarily for the construction of a new glass conservatory, $3.1 million for project and maintenance capital expenditures incurred at OEH’s Italian hotels during their annual winter closure periods, including the renovation of Belmond Hotel Cipriani’s Oro restaurant and the construction of six new suites at Belmond Villa Sant’Andrea, and the balance for routine capital expenditures.

Capital expenditure of $20.7 million during the three months ended March 31, 2013 included $10.8 million for the renovation of Belmond El Encanto, $1.9 million primarily for completion of the refurbishment at Belmond Copacabana Palace, $1.4 million at Belmond Charleston Place for refurbishment of the Palmetto Café, $1.3 million primarily for façade works at Belmond Grand Hotel Europe, and the balance for routine capital expenditures.

During the three months ended March 31, 2014, disposal of non-core assets of Belmond The Inn at Perry Cabin resulted in net cash proceeds of $38.2 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to OEH’s key money contribution, has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3.7 million is reported within gain on sale from property, plant and equipment. OEH will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement.

During the three months ended March 31, 2014, there was a release of restricted cash of $6.9 million compared to $0.2 million in the three months ended March 31, 2013. The primary reason for this was the repayment of outstanding funded debt of OEH apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of OEH’s unconsolidated joint venture companies. Cash deposits were previously required to be held with lending banks to support OEH’s payment of interest and principal.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 was $3.8 million, compared to $4.2 million for the three months ended March 31, 2013.

During the three months ended March 31, 2014, OEH drew $5.4 million of loans to fund capital expenditure at Belmond Miraflores Park and Belmond Grand Hotel Europe. In addition, OEH refinanced a $12.0 million loan secured on Belmond Mount Nelson Hotel. Subsequently, on March 21, 2014, OEH entered into a $551.7 million secured term loan (at quarter end exchange rate), the proceeds of which were used to repay all outstanding funded debt of OEH apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of OEH’s unconsolidated joint venture companies. Principal repayments under long-term debt were $560.0 million.

During the three months ended March 31, 2013, $6.4 million was borrowed for Belmond El Encanto construction and $4.0 million of the existing debt for Belmond Grand Hotel Europe was repaid. The remaining debt payments were scheduled repayments on existing debt.

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens and Porto Cupecoy have been presented as discontinued operations for all periods presented.

During the three months ended March 31, 2013, the disposal of non-core assets of Porto Cupecoy resulted in net cash proceeds of $19.0 million (gain on sale of $0.4 million) being realized within net cash provided by investing activities from discontinued operations.

Capital Commitments

OEH routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations and existing debt facilities.

There were $21.5 million of capital commitments outstanding at March 31, 2014 (December 31, 2013 - $21.9 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At March 31, 2014, OEH had $647.5 million (December 31, 2013 - $639.7 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities.

On March 21, 2014, OEH entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of OEH’s unconsolidated joint venture companies.

The term loan consists of two tranches, a $345.0 million U.S. dollar tranche and a €150.0 million euro-denominated tranche (equivalent to $207.0 million at draw down). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.25% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in seven years and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility has a maturity of five years and a margin of 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount.
The term loan and revolving credit facility are secured by pledges of shares in certain subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of the debt, including debt held by consolidated variable interest entities, is 6.2 years, and the weighted average interest rate is 4.46% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at March 31, 2014 included above comprised $95.7 million (December 31, 2013 - $96.2 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which OEH has a 19.9% equity investment. There is no recourse to OEH for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 32% of the outstanding principal amount of OEH’s consolidated debt is in European euros and the balance primarily in U.S. dollars. At March 31, 2014, 56% of borrowings of OEH were in floating interest rates.

OEH has guaranteed or contingently guaranteed debt obligations of certain of its unconsolidated joint venture companies. The following table summarizes these commitments at March 31, 2014:

	Guarantee	Contingent guarantee	Duration
March 31, 2014	$ millions	$ millions

Hotel Ritz by Belmond:
Debt obligations	10.3	—	ongoing
Working capital loan	1.0	—	ongoing
Peru rail joint venture:
Debt obligations	5.5	7.0	through 2016
Concession performance	—	7.0	through May 2014
Peru hotel joint venture:
Debt obligations	—	15.9	through 2018
Debt obligations	—	0.7	through 2014
Total	16.8	30.6

OEH has guaranteed debt obligations and a working capital loan facility for Hotel Ritz by Belmond, in which OEH has a 50% equity investment.

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

Recent Accounting Pronouncements

As of March 31, 2014, OEH had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2013 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of OEH.  Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments.  OEH management assesses market risk based on changes in interest rates using a sensitivity analysis.  If interest rates increased by 10% with all other variables held constant, annual net finance costs of OEH would have increased by approximately $1.5 million based on borrowings outstanding at March 31, 2014.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, British pound, South African rand, Russian ruble and Brazilian real.  Some non-U.S. subsidiaries of the Company borrow in local currencies, and OEH may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Nine of OEH’s owned hotels in 2014 operated in European euros, two operated in Brazilian reals, one operated in South African rands, one in British pounds sterling, three in Botswanan pulas, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa and Belmond La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

OEH management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates.  The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. At March 31, 2014, as a result of this analysis, OEH management determined that the impact on foreign currency financial instruments of a 10% strengthening of foreign currency exchange rates in relation to the U.S. dollar would decrease OEH’s net earnings by approximately $1.1 million, consisting of Mexican peso $0.3 million and Thai baht $0.8 million.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of OEH’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to OEH management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, OEH management has concluded that these disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in OEH’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, OEH’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    Risk Factors

The discussion of OEH's business and operations should be read together with the risk factors reported in Item 1A—Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. These describe various risks and uncertainties to which OEH is or may become subject and which could have a material adverse effect on OEH's business, prospects, financial condition, results of operations or cash flows. At March 31, 2014, there were no material changes to the risk factors set forth in the Company's 2013 Annual Report on Form 10-K, except the two risk factors below are updated as follows:

Economic downturns and disruption in financial markets could adversely impact OEH’s liquidity and financial condition, in particular OEH’s ability to fund its cash requirements for working capital, commitments and debt service.

OEH expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, and disposing of non-core assets. See “Liquidity and Capital Resources” in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations. OEH can give no assurance, however, that additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that cash-saving steps management may take to enhance OEH’s liquidity and capital position will bridge any shortfall. If additional sources of financing are unavailable, including because of possible future breach of loan restrictions or financial covenants, OEH may be unable to fund its cash requirements for working capital, commitments and debt service.

Restrictions and covenants in OEH’s financing agreements could be breached or could limit management’s discretion in operating OEH’s businesses, causing OEH to make less advantageous business decisions.

An OEH subsidiary is the borrower under a credit agreement entered into in March 2014 (the “Credit Agreement”) providing a $552 million term loan and a $105.0 million revolving credit facility. The Company and many of its subsidiaries are guarantors of the Credit Agreement and the shares of the borrower and many subsidiaries are pledged to the lenders as security. The Credit Agreement contains customary restrictions on additional borrowings, investments, dispositions and acquisitions of assets and distribution of dividends. The revolving credit facility in the Credit Agreement also specifies two financial covenants, a maximum senior secured leverage ratio and a minimum interest coverage ratio, that are tested quarterly on the basis of OEH’s performance on a trailing 12 months’ basis. In addition, OEH’s consolidated variable interest entity (“VIE”) and its unconsolidated joint venture companies have loan agreements, some of which are guaranteed in part by the Company. These VIE and joint venture loan agreements similarly restrict the borrowers in respect of additional borrowings, investments, dispositions and acquisitions of assets and distributions to shareholders. These loan agreements also impose financial covenants, including a minimum debt service coverage ratio, on the VIE or joint venture borrower.

If OEH fails to comply with the restrictions or financial covenants in present or future financing agreements, a default may occur. A default could allow the creditors to accelerate the related debt and may also result in acceleration of any other debt which contains cross-default provisions. See “Liquidity and Capital Resources—Covenant Compliance” in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations regarding non-compliance with certain financial covenants at March 31, 2014.

OEH recognizes the risk that a loan restriction or covenant could be breached. OEH regularly prepares cash flow projections which are used to forecast compliance under all loan facilities. If there is a likelihood of potential non-compliance, OEH takes proactive steps to meet with the lending bank to seek an amendment to, or a waiver of, the restriction or covenant at risk. Obtaining an amendment or waiver may result in an increase in bank fees or borrowing costs, or may not be obtainable at all. If a breach occurred in a material loan agreement and OEH was unable to agree with its bankers how the particular loan should be amended or how the breach could be cured or waived, OEH’s liquidity would be materially adversely affected.

In order to assure that OEH has sufficient liquidity in the future, OEH’s cash flow projections and available funds are discussed with the Company’s board of directors and OEH’s advisors to consider the most appropriate way to develop OEH’s capital structure and generate additional sources of liquidity. The options available to OEH will depend on the current economic and financial environment and OEH’s continued compliance with loan restrictions and financial covenants. Options currently available to OEH include issuing equity or debt instruments and disposing of non-core assets.

OEH can give no assurance that its loan agreement lenders would agree to modify or waive any affected restriction or covenant, which could impact OEH’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan agreement.

ITEM 6.    Exhibits

The index to the exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 2, 2014

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