Form 10-K/A
period 2013-12-31
ORIENT EXPRESS HOTELS LTD
filed 2014-06-19
CIK 1115836

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
 As of June 13, 2014, 103,727,234 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 16(c) to the Financial Statements (Item 8) in Form 10-K filed February 28, 2014)

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Orient-Express Hotels Ltd. (the “registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2014 (the “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited financial statements of Perurail S.A., Peru Belmond Hotels S.A. and Hotel Ritz Madrid S.A., each a 50% owned unconsolidated company.  The financial statements of these three unconsolidated companies are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above and to update the description and cross-reference to Exhibit 4.1 in the Exhibit Index, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of the three unconsolidated companies named above under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) Perurail S.A.

(b) Peru Belmond Hotels S.A.

Also presented are the unaudited balance sheet as at December 31, 2012 and the unaudited statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2012 and 2011.

(c) Hotel Ritz Madrid S.A.

Also presented are the unaudited balance sheet as at December 31, 2012 and the unaudited statements of operations, cash flows and shareholders’ equity for the years ended December 31, 2012 and 2011.

2. Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing.  No additional financial statement schedule is filed with this report on Form 10-K/A.

3. Exhibits

The index to exhibits appears below, on the pages immediately following the signature page to this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2013 and 2012, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in period ended December 31, 2013. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 16, 2014

Countersigned by:

/s/ Manuel Pazos Vélez
Manuel Pazos Vélez
Certified Chartered Public Accountant
Register No. 01-05095

Perurail S.A.
Balance Sheets

	December 31,
	2013	2012
	$’000	$’000
Assets
Cash	3,748	3,993
Accounts receivable, net of allowances of $Nil and $Nil	3,906	4,821
Due from related parties	15,954	8,957
Prepaid expenses	2,274	3,740
Inventories	7,711	8,334

Total current assets	33,593	29,845

Property, plant and equipment, net of accumulated depreciation of $22,488 and $16,420	41,384	40,023
Intangibles, net of accumulated amortization of $356 and $322	300	173
Other assets	100	65

Total non-current assets	41,784	40,261

Total assets	75,377	70,106

Liabilities and Shareholders’ Equity
Working capital facilities	7,148	4,184
Accounts payable	3,620	3,737
Accrued liabilities	8,743	8,897
Due to related parties	4,123	2,837
Current portion of long-term debt	2,488	3,363

Total current liabilities	26,122	23,018

Long-term debt	2,088	4,436
Deferred income tax liability, net	7,717	8,787

Total long-term liabilities	9,805	13,223

Total liabilities	35,927	36,241

Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (20,000,000 shares authorized) Issued - 20,000,000 (2012 - 20,000,000)	6,684	6,684
Legal reserve	1,448	1,448
Retained earnings	31,318	25,733

Total shareholders’ equity	39,450	33,865

Total liabilities and shareholders’ equity	75,377	70,106
 The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations

	December 31,
	2013	2012	2011
	$’000	$’000	$’000

Revenue, net of discounts	92,784	84,585	72,918

Expenses:
Cost of services	(48,056)	(47,265)	(41,660)
Depreciation and amortization	(6,102)	(4,398)	(3,254)
Selling, general and administrative	(19,828)	(17,222)	(14,359)
Impairment of property, plant and equipment	—	(894)	—

Total operating costs and expenses	(73,986)	(69,779)	(59,273)

Gain on insurance settlement	—	90	—
Gain on disposal of fixed assets	—	757	—
	—	847	—

Earnings from operations	18,798	15,653	13,645

Interest expense, net	(900)	(740)	(768)
Foreign currency, net	(440)	233	(42)

Net finance costs	(1,340)	(507)	(810)

Earnings before income tax	17,458	15,146	12,835

Income taxes	(4,665)	(8,009)	(3,859)

Net earnings	12,793	7,137	8,976

No statement of comprehensive income is presented because Perurail S.A. has no items of other comprehensive income in any period presented.

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings
	$’000	$’000	$’000

Balance, January 1, 2011	6,684	821	24,233

Dividends	—	—	(8,678)
Net earnings	—	—	8,976

Balance, December 31, 2011	6,684	821	24,531

Dividends	—	—	(5,308)
Legal Reserve	—	627	(627)
Net earnings	—	—	7,137

Balance, December 31, 2012	6,684	1,448	25,733

Dividends	—	—	(7,208)
Net earnings	—	—	12,793

Balance, December 31, 2013	6,684	1,448	31,318

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	December 31,
	2013	2012	2011
	$’000	$’000	$’000
Cash flows from operating activities:
Net earnings	12,793	7,137	8,976
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,068	4,338	3,210
Amortization	34	60	44
Amortization of finance costs	—	38	36
Gain on disposal of fixed assets	—	(757)	—
Impairment of property, plant and equipment and other assets	—	893	—
Change in deferred tax	(1,070)	2,931	586

Change in assets and liabilities:
Decrease/(increase) in accounts receivable	915	1,325	(616)
Decrease/(increase) in inventories	623	(1,393)	(1,205)
(Increase)/decrease in due from related parties	(5,711)	238	1,662
Decrease/(increase) in prepaid expenses	1,466	(2,508)	(88)
(Decrease)/increase of accounts payable	(117)	(470)	35
(Decrease)/increase in accrued liabilities	(154)	1,999	1,919

Total adjustments	2,054	6,694	5,583

Net cash provided by operating activities	14,847	13,831	14,559

Cash flows from investing activities:
Gain on sale of fixed assets	—	757	—
Capital expenditures	(7,625)	(6,488)	(5,225)

Net cash used in investing activities	(7,625)	(5,731)	(5,225)

Cash flows from financing activities:
Payment of dividends	(7,208)	(5,308)	(8,678)
Payments on working capital facilities	(8,691)	(7,076)	(7,413)
Proceeds from working capital facilities	11,655	8,234	6,869
Principal payments under long-term debt	(1,262)	(3,012)	(2,136)
Principal payments under capital lease	(1,961)	(1,255)	(807)
Debt issuance costs	—	—	(52)
Proceeds from issuance of long-term debt	—	—	3,853

Net cash used in financing activities	(7,467)	(8,417)	(8,364)

Net (decrease) /increase in cash	(245)	(317)	970

Cash at beginning of year	3,993	4,310	3,340

Cash at end of year	3,748	3,993	4,310

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

Estimates include, among others, the allowance for doubtful accounts, allowance on devaluation of inventories, long-lived asset impairment, depreciation and amortization, taxes and contingencies.  Actual results could differ from those estimates.

(d)                           Foreign currency

The functional currency of the Company is the U.S. Dollar which is also the reporting currency of the Company. The local currency is Nuevos Soles.

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

(e)                            Cash

Cash includes all cash balances. The Company keeps its bank accounts in functional currency and local currency. Cash balances are freely disposable and accrued no interest.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with U.S. GAAP applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2013 and 2012 the Company did not record any liabilities for uncertain tax positions.

(i)                              Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Installations	33 years
Machinery and equipment	10 years
Transport units	5 years
Improvements to locomotive and rolling stock assets under lease	5 years
Owned locomotives and rolling stock	5 years
Furniture and fixtures	10 years
Computer equipment	4 years

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

Exchange risk

The Company carries out its transactions mostly in foreign currency, but management estimates that due to the short-term nature, any fluctuation will not adversely affect the results of the Company’s operations.

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

(r)                           Recently issued and adopted accounting guidance

Accounting pronouncements adopted during the year

In July 2013, the FASB issued guidance to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The guidance is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 (the issuance date of the guidance), and for hedging relationships redesignated on or after that date. The adoption of this guidance did not have a material effect on Company's financial position, results of operations and cash flows.

In April 2013, the FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this guidance, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company has early adopted this guidance. This guidance does not have an effect on Company's financial position, results of operations and cash flows as it expects to continue as a going concern.

In February 2013, the FASB issued guidance which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (“AOCI”):

• Changes in AOCI balances by component (e.g., unrealized gains or losses on available-for-sale securities or foreign-currency items).
• Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

The amendments in the guidance should be applied prospectively. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the financial statements included herein.

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on Company’s financial position, results of operations and cash flows for the year ended December 31, 2013.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. In January 2013, the FASB issued guidance clarifying the scope of the previously issued guidance. The guidance clarifies that the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The provisions of this guidance were effective for annual reporting periods beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the financial statements included herein.

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

2.                          Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2013	2012
	$’000	$’000

Land	861	449
Installations	1,806	1,806
Machinery and equipment	1,447	1,418
Transport units	5,219	4,905
Improvements to locomotive and rolling stock assets under lease	39,091	38,945
Owned locomotives and rolling stock	3,873	3,717
Furniture and fixtures	4,379	4,078
Works in progress	7,196	1,125
Less: accumulated depreciation	(22,488)	(16,420)

	41,384	40,023

The major classes of assets under capital leases included above are as follows:

	December 31,
	2013	2012
	$’000	$’000

Transport units	2,334	2,334
Locomotives and rolling stock	3,572	3,572
Less: accumulated depreciation	(456)	(293)

	5,450	5,613

The depreciation charge on property, plant and equipment for the year ended December 31, 2013 was $6,068,000 (2012 - $4,338,000; 2011 - $3,210,000).

No property, plant and equipment impairments were recorded in the years ended December 31, 2013 and 2011. In the year ended December 31, 2012, the Company identified a non-cash property, plant and equipment charge of $701,000 relating to the value of engines refurbished during the year.

Rental expense for the year ended December 31, 2013 amounted to $565,000 (2012 - $468,000; 2011 - $274,000).

3.                            Intangibles, net of accumulated depreciation

Intangibles consist of the following as of December 31, 2013 and 2012:

	December 31, 2013
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as at January 1, 2013	122	373	495
Additions	—	161	161
Transfers	—	—	—

Balance as at December 31, 2013	122	534	656

Accumulated amortization:
Balance as at January 1, 2013	50	272	322
Charge for the period	4	30	34

Balance as at December 31, 2013	54	302	356

Net book value:
As at December 31, 2012	72	101	173

As at December 31, 2013	68	232	300

	December 31, 2012
	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000
Carrying amount:
Balance as at January 1, 2012	122	348	470
Additions	—	25	25
Transfers	—	—	—

Balance as at December 31, 2012	122	373	495

Accumulated amortization:
Balance as at January 1, 2012	46	216	262
Charge for the period	4	56	60

Balance as at December 31, 2012	50	272	322

Net book value:
As at December 31, 2011	76	132	208

As at December 31, 2012	72	101	173

Amortization expense for the year ended December 31, 2013 was $34,000 (2012 - $60,000; 2011 - $44,000).

Estimated amortization expense for each of the years ended 2014 to 2018 is $60,000.

4.                       Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	December 31,
	2013	2012
	$’000	$’000

Working capital facilities	7,148	4,184

Bank loans accrue an annual average interest rate of 4.62% (2012 - 4.62%).

The Company had approximately $9,150,000 of working capital lines of credit at December 31, 2013 (2012 - $6,150,000) issued by various financial institutions and having various expiration dates, of which $2,002,000 was undrawn (2012 - $1,966,000).

5.                            Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	December 31,
	2013	2012
	$’000	$’000

Current tax payable	1,187	1,183
Other taxes	247	329
Employees’ length of service compensation	87	131
Vacation payable	657	501
Remuneration and profit sharing payable	1,963	1,725
Advance payments received from passengers	860	739
Deferred revenue	2,965	2,703
Provision for purchases and services	482	940
Other accounts payable	295	646

SS	8,743	8,897

6.                                Long-term debt, obligations under capital lease and fair value disclosures

(a)                       Long-term debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 2 years, with a weighted average interest rate of 3.47% and 4.88%, respectively.	315	2,452
Obligations under capital lease (see Note 6(b))	4,261	5,347
	4,576	7,799
Less: current portion	2,488	3,363

	2,088	4,436

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2013 and 2012.

The Company has guaranteed $12,420,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2013 (2012 - $15,783,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal or greater than $1,000,000. See Notes 1(a) and 13.

Deferred financing costs related to the above outstanding long-term debt of the Company were $5,000 at December 31, 2013 (2012 - $39,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The Company's loan facilities are secured by a mortgage on the owned locomotives and transport units of the business.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital leases at December 31, 2013:

Year ending December 31,	$’000

2014	315

315

(b)                  Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2013:

Year ending December 31,	$’000

2014	1,551
2015	1,355
2016	1,355
2017	464

Minimum lease payments	4,725
Less: amount of interest contained in above payments	464

Present value of minimum lease payments	4,261
Less: current portion	2,173

2,088

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

(c)                        Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents, accounts receivable, working capital facilities, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The fair value of debt is calculated by discounting back future interest and principal payments using a discount factor which reflects the Company’s current credit metrics. This factor is derived from credit analysis using inputs such as profit, cash generation, and level of debt.

The estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Carrying amount	Fair value
	$’000	$’000

Cash	3,748	3,748

Accounts receivable	3,906	3,906

Working capital facilities	7,148	7,148

Accounts payable	3,620	3,620

Accrued liabilities	8,743	8,743

Long-term debt, including current portion	315	318

	December 31, 2012
	Carrying amount	Fair value
	$’000	$’000

Cash	3,993	3,993

Accounts receivable	4,821	4,821

Working capital facilities	4,184	4,184

Accounts payable	3,737	3,737

Accrued liabilities	8,897	8,897

Long-term debt, including current portion	2,452	2,501

(d)     Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the year ended December 31, 2013.

The estimated fair value of the Company’s non-financial assets measured on a non-recurring basis at December 31, 2012 was as follows:

		Fair value measurements using
	Fair value at December 31, 2012 $’000	Quoted prices in active markets for identical assets (Level 1) $’000	Significant other observable inputs (Level 2) $’000	Significant unobservable inputs (Level 3) $’000	Total losses in the year ended December 31, 2012 $’000
Property, plant and equipment	—	—	—	—	(701)
Other assets	—	—	—	—	(193)

For the year ended December 31, 2012, the Company purchased new train engines and, as a consequence, property, plant and equipment with a carrying value of $701,000 for train engines replaced were written down to a fair value of $Nil, resulting in a non-cash impairment charge of $701,000.  There were no impairments in the years ended December 31, 2013 and 2011. This impairment is included in earnings from continuing operations in the period incurred. See Note 2.

For the year ended December 31, 2012, deferred costs associated with a project no longer anticipated to be completed with a carrying value of $193,000 were written down to a fair value of $Nil, resulting in a non-cash impairment charge of $193,000.  There were no impairments of other assets in the years ended December 31, 2013 and 2011. This impairment is included in earnings from continuing operations in the period incurred.

7.                            Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2013	2012	2011
	$’000	$’000	$’000

Earning before income tax	17,458	15,146	12,835

Current income tax charge	(5,735)	(5,078)	(3,273)

Deferred income tax credit/charge	1,070	(2,931)	(586)

Total	(4,665)	(8,009)	(3,859)

The reconciliations of the Peru income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2013 are as follows:

	Year ended December 31,
	2013	2012	2011
	%	%	%

Peru income tax rate	30	30	30
Prior year adjustments	—	17	—
Permanent differences	2	5	—
Other	(5)	1	—

Effective tax rate	27	53	30

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2013	2012
	$’000	$’000

Provisions included in books	1,668	711
Other deferred income tax assets	11	52

Deferred income tax assets	1,679	763

Fixed assets and intangibles	(7,555)	(6,558)

Exchange rate related to fixed assets	(1,328)	(2,621)
Other deferred tax liabilities	(513)	(371)

Deferred income tax liabilities	(9,396)	(9,550)

Net deferred income tax liabilities	(7,717)	(8,787)

Net deferred tax liabilities are presented on the face of the balance sheet.  The Company required no provision in respect of uncertain tax positions and believes that it is reasonably possible that within the next 12 months this provision will not change.

8.                                Shareholders’ equity

(a)                    Share capital and additional-paid in capital

At December 31, 2013, the Company’s share capital consisted of 20,000,000 fully subscribed and paid shares (2012 - 20,000,000) with a par value of S/1.00 each, all carrying the same rights.

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

Financial information regarding the breakdown of revenues by type of product is as follows:

	Year ended December 31,
	2013	2012	2011
	$’000	$’000	$’000

Passenger transport	69,292	59,951	51,227
Freight and cargo transport	20,050	21,059	19,265
Other	3,442	3,575	2,426

Revenue	92,784	84,585	72,918

Sociedad Minera Cerro Verde is a major customer to the Company, and in the year ended December 31, 2013 represented 13% (2012-15%; 2011-17%) of total revenue included within freight and cargo transport.

11.                      Commitments and contingencies

There were no outstanding contracts to purchase fixed assets at December 31, 2013 and 2012.

12.                         Supplemental cash flow information

	Year ended December 31,
	2013	2012	2011
	$’000	$’000	$’000

Cash paid for:
Interest	215	378	367

Income taxes	4,781	4,654	964

The Company did not enter into any capital leases during the year ended December 31, 2013. During the year ended December 31, 2012, the Company entered into capital lease obligations totaling $5,875,000, which is considered a non-cash investing and financing activity.

13.                         Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2013 was $66,000 (2012 - $407,000).

Accounts receivable from Ferrocarril Transandino S.A. for working capital requirements at December 31, 2013 were $15,865,000 (2012 - $8,550,000). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino S.A.

Accounts receivable from Rail Asset S.A.C. for loans and working capital requirements at December 31, 2013 were $23,000 (2012 - $19,000).

The amount due to Ferrocarril Transandino S.A. at December 31, 2013 was $280,000 (2012 - $244,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans.  These accounts accrue no interest. In 2013, the Company received services from Ferrocarril Transandino S.A. in the amount of $18,884,000 (2012 - $19,481,000; 2011 - $18,980,000), including the value added tax of 18% (2012 and 2011 - 18%).

The Company has guaranteed $12,420,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2013 (2012 - $15,783,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal or greater than $1,000,000. See Notes 1(a) and 6.

The amount due to Belmond Peru S.A. at December 31, 2013 was $55,000 (2012 - $65,000) relating to expense reimbursements.

The amount due to Belmond Peru Management S.A. at December 31, 2013 was $2,419,000 (2012 - $2,045,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Hotel Holdings (UK) Ltd at December 31, 2013 was $40,000 (2012 - $Nil) relating to the invoicing of licence fees and marketing expenses.

The amount due to Peru Belmond Experiences S.A. at December 31, 2013 was $700,000 (2012 - $Nil) relating to the invoicing of working capital facilities.

The amount due to Peru Belmond Hotels S.A. at December 31, 2013 was $628,000 relating to on-board catering services (2012 - $483,000 relating to on-board catering services and temporary working capital facilities), which accrues no interest.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Peru Belmond Hotels S.A.
Lima, Peru

We have audited the accompanying balance sheet of Peru Belmond Hotels S.A. as of December 31, 2013, and the related statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peru Belmond Hotels S.A. as of December 31, 2013, the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with Accounting Principles Generally Accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 16, 2014

Countersigned by:

/s/ Annika Petrozzi Helasvuo
Annika Petrozzi Helasvuo Cert
Certified Chartered Public Accountant Regist
Register No. 01-21006

Peru Belmond Hotels S.A.
Balance Sheets
(In U.S dollars)

	December 31,
	2013	2012
	$’000	$’000
		(unaudited)
Assets
Cash	1,273	850
Restricted cash	2,686	1,463
Accounts receivable	2,552	2,412
Due from related parties	3,395	3,063
Other accounts receivable	4,066	8,832
Inventories	2,203	2,294
Prepaid expenses	1,160	1,266
Total current assets	17,335	20,180

Property, plant and equipment, net of accumulated depreciation of $1,840 and $1,468	34,097	32,539
Intangibles, net of accumulated amortization	19,356	20,113
Goodwill	1,153	1,153
Total non-current assets	54,606	53,805
Total assets	71,941	73,985

Liabilities and Shareholders’ Equity
Working capital facilities	300	3,004
Accounts payable	825	1,267
Accrued liabilities and deferred revenue	2,966	2,954
Due to related parties	3,880	6,294
Current portion of long-term debt	5,637	1,725
Total current liabilities	13,608	15,244

Long-term debt	14,968	18,198
Deferred tax liability, net	10,591	9,558
Employees’ profit sharing, net	39	252
Total long-term liabilities	25,598	28,008
Total liabilities	39,206	43,252
Commitments and contingencies	−	−

Shareholders’ equity:
Common shares S/1.00 par value (67,400 authorized shares) Issued – 67, 400 (2012 – 67,400)	20,003	20,003
Legal reserve	1,315	1,315
Retained earnings	11,417	9,415
Total shareholders’ equity	32,735	30,733
Total liabilities and shareholders’ equity	71,941	73,985
The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Statements of Operations
(In U.S dollars)

	December 31,
	2013	2012	2011
	$’000	$’000	$’000
		(unaudited)	(unaudited)
Revenue	31,762	30,366	26,679

Expenses:
Cost of services	(7,448)	(6,808)	(5,333)
Depreciation and amortization	(2,691)	(2,175)	(1,686)
Selling, general and administrative	(15,923)	(15,885)	(14,253)

Total operating costs and expenses	(26,062)	(24,868)	(21,272)
Gain/(loss) on disposal of fixed assets	26	(36)	−

Earnings from operations	5,726	5,462	5,407
Interest expense	(2,229)	(1,585)	(1,123)
Financial income	19	−	183
Foreign currency, net	(417)	209	140
Net finance costs	(2,627)	(1,336)	(800)
Earnings before income tax	3,099	4,086	4,607
Provision for income taxes	(1,097)	(5,422)	(918)
Net earnings/(losses) from continuing operations	2,002	(1,259)	3,689
Net (losses) from discontinued operations, net of tax	−	(9)	(2,237)
Net earnings/(losses)	2,002	(1,345)	1,452

No statement of comprehensive income is presented because Peru Belmond Hotels S.A. has no items of other comprehensive income in any period presented.

The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Statements of Shareholders’ Equity
(In U.S dollars)

	Common	Legal	Retained
	shares	reserve	earnings
	$’000	$’000	$’000

Balance, January 1, 2011 (unaudited)	20,003	562	10,061

Net earnings	−	−	1,452

Balance, December 31, 2011 (unaudited)	20,003	562	11,513

Legal reserve	−	753	(753)
Net losses	−	−	(1,345)

Balance, December 31, 2012 (unaudited)	20,003	1,315	9,415

Net earnings	−	−	2,002

Balance, December 31, 2013	20,003	1,315	11,417

The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Statements of Cash Flows
(In U.S dollars)

	December 31,
	2013	2012	2011
	$’000	$’000	$’000
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net earnings/losses	2,002	(1,345)	1,452
Less: Net losses from discontinued operations, net of tax	−	(9)	(2,237)
Earnings/(losses) from continuing operations	2,002	(1,336)	3,689
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,691	2,175	1,686
Impairment of inventories	−	39	−
Change in deferred income tax	1,033	3,931	(980)
Adjustment of fixed assets and intangibles	−	351	25
Gain on disposal of property, plant and equipment	(26)	(11)	−
(Increase)/decrease in employees’ profit sharing	(213)	(97)	349
Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(140)	(246)	311
Decrease/(increase) in other accounts receivable	4,766	(2,965)	(2,549)
Decrease/(increase) in inventories	91	(892)	(9)
Decrease/(increase) in prepaid expenses	106	(349)	(250)
(Decrease)/increase in accounts payable	(442)	(38)	205
Increase/(decrease) in accrued liabilities and deferred incomes	12	(1,590)	1,365
(Decrease)/increase in transactions with related parties	(2,728)	2,012	3,563
Net cash provided by operating activities from continuing operations	7,152	984	7,405
Net cash used in operating activities from discontinued operations	−	(230)	(689)
Net cash provided by operating activities	7,152	754	6,716

Cash flows from investing activities:
(Increase)/decrease of restricted cash	(1,223)	588	7,694
Purchase of property, plant and equipment	(3,454)	(6,475)	(8,278)
Purchase of intangibles	(94)	(10)	(14)
Cash proceeds from sale of property, plant and equipment	82	41	−
Net cash used in investing activities from continuing operations	(4,689)	(5,856)	(598)
Net cash provided by investing activities from discontinued operations	−	4,325	−
Net cash used in investing activities	(4,689)	(1,531)	(598)

Cash flows from financing activities:
(Decrease)/increase of working capital facilities	(2,704)	2,980	−
Decrease of due from related parties	(18)	(22)	(101)
Payments under long-term debt	(2,476)	(12,196)	(29,804)
Increase of long–term debt	3,158	10,168	23,578
Net cash (used in)/provided by financing activities from continuing operations	(2,040)	930	(6,327)
Net cash provided by financing activities from discontinued operations	−	−	−
Net cash used in/(provided by) financing activities	(2,040)	930	(6,327)

Net increase/(decrease) in cash and cash equivalents	423	153	(209)
Cash at beginning of year	850	697	906
Cash at end of year	1,273	850	697
The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Notes to Financial Statements

1.                                  Summary of significant accounting policies and basis of presentation

(a)                          Business

Peru Belmond Hotels S.A (hereinafter the Company) was established in Lima, Peru on March 12, 1999; it started its activities on May 24 of the same year. It is 50% owned by the company Belmond Peru Ltd. domiciled in Bermuda and 50% owned by the company Peru Hotel Machu Picchu S.A. domiciled in Peru.

See Note 19 regarding the change of the Company’s name on April 28, 2014.

The Company is a leading luxury hotel company, which offers accommodation, food, beverages and other services through the operation of the following hotels:

Belmond Hotel Monasterio: A former monastery and national monument, built in 1592, located behind the main square of the city of Cusco, Peru. The monastery became a hotel in 1965 and has 125 rooms.

Belmond Hotel Río Sagrado:This is a luxurious hotel located in the Sacred Valley of the Incas, Cusco, Peru. It has 21 rooms and 2 villas.

Belmond Palacio Nazarenas: It is a 55-room hotel located behind the main square of Cusco. It is a former palace and convent emerging as a hotel after years of restoration.

Belmond Sanctuary Lodge: At a General Shareholders’ Meeting, held on November 16, 2012, the merger between the Company and Peru OEH Machupicchu S.A. was approved; thus, the latter was absorbed and the operations of the Machu Picchu Sanctuary Lodge started being administered by the Company. This hotel is located within the sanctuary of the UNESCO World Heritage Site. It has 29 rooms and 2 suites.

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

Estimates include, among others, allowance for doubtful accounts, long-lived asset impairment, depreciation and amortization, taxes and contingencies.  Actual results could differ from those estimates.

(d)                           Foreign currency

The functional currency of the Company is the U.S. dollar which is also the reporting currency of the Company. The local currency is Peruvian nuevos soles.

Foreign currency transaction gains and losses are recognised in earnings as they occur. Transactions in currencies other than the Company’s functional currency (“foreign currencies”) are recorded at the exchange rates prevailing on the dates of the transactions. All monetary assets and liabilities denominated in foreign currencies are translated at the exchange rates prevailing at the reporting date. Non-monetary items carried at historical cost are translated at the exchange rate prevailing on the date of transaction. Exchange differences arising from changes in exchange rates are recognised in earnings as they occur.

(e)                            Cash

Cash comprises cash on hand and bank checking accounts.

(f)    Restricted cash

Restricted cash includes trust funds in local bank accounts (collecting accounts) serving as collateral for the payment of the Company’s financial obligations, according to contract terms.

(g)    Accounts receivable

The Company states its accounts receivable at their estimated net realizable value. The Company maintains allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(h)                          Inventories

Inventories include supplies for minor maintenance of fixed assets.  Inventories are valued at the lower of cost or market value under the average cost method.

(i)                           Income taxes

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

Deferred income taxes result from temporary differences between the carrying amount of assets and liabilities recognized for financial reporting purposes and their respective tax bases.  Deferred taxes are measured at enacted statutory rates and are adjusted as enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with U.S. GAAP applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. As of December 31, 2013 and 2012, the Company did not record any liabilities for uncertain tax positions.

(j)                              Property, plant and equipment, net

Property, plant and equipment, net are stated at cost less accumulated depreciation.  The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Buildings	33-60 years
Transport units	5 years
Various equipment	5 and 25 years
Furniture and fixtures	15 years

(k)                              Intangibles, net

Concessions and software are accounted for at cost less their accumulated amortization. They are amortized using the straight-line method over their estimated useful lives. The period and amortization method are reviewed at the end of each period.

Concession Belmond Hotel Monasterio	60 years
Concession Belmond Palacio Nazarenas	30 years
Concession Belmond Sanctuary Lodge	26 years
Software	10 years

(l)                        Goodwill

Goodwill is evaluated at least annually to determine impairment.  Goodwill is not amortized.  Goodwill is tested for impairment annually using a two step method: first, the fair value of a reporting unit is compared with its carrying value and, second, if there is an implied impairment (the carrying value is greater than the fair value), the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill. There was no impairment loss in the year ended December 31, 2013 (2012 – $Nil; 2011 – $Nil (unaudited)).

(m)    Impairment of long-lived assets

The Company’s management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of long-lived assets based on its plans, at the time, for those assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to Company’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

(n)                              Financial leasing

For financial leasing transactions, the method used consists of showing under fixed assets the total cost of the contract and its corresponding liability. Financial expenses are charged to operations in the period in which they become due, and depreciation of assets is charged to operations based on their useful life.

(o)          Revenue recognition for accommodation services and food and beverage sales

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

(q)                           Risk and uncertainties

The Company’s activities expose it to a variety of financial risks: market risks (including interest rate risk and exchange risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management is aware of the market conditions and based on its knowledge and experience it controls the exchange, interest rate, credit and liquidity risks, following the policies approved by the Board of Directors. The most important aspects for the management of such risks are:

Liquidity risk

Liquidity risk is the risk that cash may or may not be available to pay obligations at their maturity at a fair value. The Company controls the required liquidity through a proper management of asset and liability maturity dates, so that the flow of revenues match future payments.

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company’s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The Company keeps mainly long-term debt subject to a floating interest rate; the Company does not expect to incur significant losses due to interest rate risk.

Exchange risk

The Company carries out its transactions mostly in foreign currency, but management estimates that any fluctuation will not adversely affect the results of the Company’s´ operations.

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

(s)                             Fair value measurements

Guidance on fair value measurements and disclosures (i) applies to certain assets and liabilities that are being measured and reported on a fair value basis, (ii) defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosure about fair value measurements, and (iii) enables the reader of the financial statements to assess the inputs to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

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

(t)                             Accounting guidance adopted during the year and to be adopted

Accounting pronouncements adopted during the year

In July 2013, the FASB issued guidance to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The guidance is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 (the issuance date of the guidance), and for hedging relationships redesignated on or after that date. The adoption of this guidance did not have a material effect on Company's financial position, results of operations and cash flows.

In April 2013, the FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements. Under this guidance, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Early adoption is permitted. The Company has early adopted this guidance. This guidance does not have an effect on Company's financial position, results of operations and cash flows as it expects to continue as a going concern.

In February 2013, the FASB issued guidance which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (“AOCI”):

• Changes in AOCI balances by component (e.g., unrealized gains or losses on available-for-sale securities or foreign-currency items).
• Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

The amendments in the guidance should be applied prospectively. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the financial statements included herein.

In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset. Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations and cash flows for the year ended December 31, 2013.

In December 2011, the FASB issued accounting guidance that requires companies to provide new disclosures about offsetting assets and liabilities and related arrangements for financial instruments and derivatives. In January 2013, the FASB issued guidance clarifying the scope of the previously issued guidance. The guidance clarifies that the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. The provisions of this guidance were effective for annual reporting periods beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013. The disclosure required by this guidance is included in the financial statements included herein.

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

2.	Concessions and long lease agreements

(a)
In March 1999, the Company acquired the concession of Monastery San Antonio de Abad in Cusco where Belmond Hotel Monasterio operates. The term of the concession contract was ten obligatory years, renewable for ten additional years, counted as from April 1996. During the concession term, the Archbishopry of Cusco would receive a monthly fixed consideration of $6,519 and an amount equivalent to 4.5% of the total monthly gross revenues generated at Belmond Hotel Monasterio. In September 2000, an amendment to such contract was entered into setting forth a new term of 15 obligatory years as from the signature of the amendment and 15 additional years. In September 2007, a document was signed terminating the concession contract and the amendment thereto, and creating a long lease agreement, for the usufruct of Monastery San Antonio de Abad del Cusco (currently Belmond Hotel Monasterio) and of certain furniture and fixtures owned by the Archbishopry of Cusco, for a term of 30 years as from the signature of the contract. Such contact provides that the Archbishopry of Cusco will receive the following considerations: $13,492 annually readjustable based on the consumer price index and the equivalent to 4.5% of the total monthly gross revenues generated by Belmond Hotel Monasterio. In addition, a contract was entered into providing the form to compute the term of the lease referred to in the previous contract, and giving the Company the option, every five years, to extend the term of lease for five additional years up to six times.

(b)
In March 1999, the concession of Hotel de Turistas located in Machu Picchu was acquired. The term of the concession contract is 20 obligatory years, renewable for ten additional years, counted as from May 1995. Such contract provides that during the concession term, the Cusco Region will receive a monthly fixed consideration of $7,159 and an additional amount equivalent to 6% of the total monthly gross revenues generated at Belmond Sanctuary Lodge. In December 2013, the Company extended the concession for an additional ten years, so the new due date is May 2025.

(c)
In March 1999, the Company entered a long lease agreement with limited use and operation of the former Convent Las Nazarenas located next to Belmond Hotel Monasterio. Such contract had a term of 21 years and 5 months as from March 1999 and the monthly rent amounted to $7,500 annually readjustable based on the consumer price index. In March 2005, an amendment to such contract was entered into for a term of 20 years, providing a monthly rent of $9,000 for a term of two years and eight months, considered as “pre-operating stage”, and a monthly compensation equivalent to the higher of $20,000 or 4.5% of the gross operating revenues, for a term of 17 years and four months to be computed as from completion of the “pre-operating stage”, until September 2012. In January 2010, a new amendment to the contract was signed to extend the period to 30 years calculated from March 2005 to March 2035, with the option to sign a new contract with the same terms for a period of seven years and eight months.

During the term of the long lease agreements, any improvements to real and personal properties included in the concessions and any other assets that may be acquired to be used in the hotel business will be owned by the original assignors (the Archbishopry of Cusco in the case of the Concession of Monastery San Antonio de Abad del Cusco and Convent Las Nazarenas and the Cusco Region in the case of the Concession of Hotel de Turistas located at Machu Picchu) at the expiration of the contracts, with no reimbursement. In addition, such contracts shall terminate without any court resolution requirement under the circumstances stated therein.

3.                          Merger

By General Meeting of Shareholders on November 16, 2012, the merger of the Company and Peru OEH Machu Picchu S.A. was approved. It was formalized on February 15, 2013.

The merger of the companies was accounted for as a combination of interests. Consequently, the financial statements have been prepared as if the merger had occurred on January 1, 2011. Due to this merger, assets, liabilities and shareholders' equity of the Company increased by $20,490,000, $7,695,000 and $12,795,000 respectively at January 1, 2011.

4.     Assets held for sale and discontinued operations

On April 15, 2012, the Company completed the sale of the property and operations of Las Casitas del Colca, Yanque, Peru for cash consideration of $5,424,000 (unaudited). The disposal resulted in a gain of $299,000 (unaudited), which is reported within net earnings/(losses) from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale:

Las Casitas del Colca
April 15, 2012
$'000
(unaudited)
Property, plant & equipment	6,373
Less: Impairment	(1,248)
Net assets	5,125

Consideration:
Cash	4,334
Plus: Balance due (see Note 5)	1,090
5,424

Gain on sale	299

Summarized results of Las Casitas del Colca for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
	$’000	$’000	$’000
		(unaudited)	(unaudited)
Revenue	−	274	1,075

Earnings before tax, gain on sale and impairment	−	274	1,075
Operating expenses	−	(582)	(2,064)
Impairment	−	−	(1,248)
Gain on sale	−	299	−

Losses before tax	−	(9)	(2,237)
Tax (provision)/benefit	−	−	−

Net losses from discontinued operations	−	(9)	(2,237)

In the year ended December 31, 2011, the Company identified and recorded a non-cash property, plant and equipment impairment charge of $1,248,000 (unaudited) in respect of Las Casitas del Colca. The carrying values of the assets were written down to the fair value to reflect the level of offers received at the time for the purchase of the hotel .

There were no assets or liabilities held for sale at December 31, 2013 and 2012.

5.    Other accounts receivable

At December 31, 2013, other accounts receivable include recoverable taxes of $3,557,000 (2012 - $7,593,000 (unaudited)) which are expected to be collected in 2014, and an amount of $509,000 (2012 - $1,239,000 (unaudited)) which is included in the balance due from the sale of Las Casitas del Colca (see Note 4).

6.    Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2013	2012
	$’000	$’000
		(unaudited)
Land	1,032	1,028
Facilities	25,899	25,268
Vehicles	418	683
Other equipment	5,432	4,131
Furniture and fixtures	6,726	4,155
Work-in-progress	1,788	5,191
Less: Accumulated depreciation	(7,198)	(7,917)

	34,097	32,539

The depreciation charge on property, plant and equipment for the year ended December 31, 2013 was $1,840,000 (2012 - $1,468,000; 2011 - $1,227,000 (unaudited)).

7.                            Intangibles, net

Intangibles consist of the following as of December 31, 2013 and 2012:

	December 31, 2013
	Concessions	Software	Total

	$’000	$’000	$’000
Carrying amount:
Balance as at January 1, 2013	29,868	320	30,188
Additions	−	94	94
Balance as at December 31, 2013	29,868	414	30,282
Accumulated amortization:
Balance as at January 1, 2013	9,787	288	10,075
Charge for the period	833	18	851
Balance as at December 31, 2013	10,620	306	10,926
Net carrying amount:
As at December 31, 2012	20,081	32	20,113
As at December 31, 2013	19,248	108	19,356

	December 31, 2012
	Concessions	Software	Total

	$’000	$’000	$’000
Carrying amount:	(unaudited)	(unaudited)	(unaudited)
Balance as at January 1, 2012	29,997	311	30,308
Additions	−	10	10
Adjustments	(129)	−	(129)
Balance as at December 31, 2012	29,868	321	30,189
Accumulated amortization:
Balance as at January 1, 2012	9,091	265	9,356
Charge for the period	762	23	785
Adjustments	−	(65)	(65)
Balance as at December 31, 2012	9,853	223	10,076
Net carrying amount:
As at December 31, 2011	20,906	46	20,952
As at December 31, 2012	20,015	98	20,113
Amortization expense for the year ended December 31, 2013 was $851,000 (2012 - $785,000; 2011 - $759,000 (unaudited)).

Amortization expense for the next five years will be: concessions $833,000 per year and software $20,000 per year.

8.     Goodwill

On December 23, 2009, the Company acquired 100% of the share capital of Inversiones Turisticas Vagamundos S.A.C, which owns Belmond Hotel Rio Sagrado, located in the Sacred Valley, Urubamba, Peru for a purchase price of $7,000,000 less debt assumed. The Company purchased the hotel to enhance its presence in the Peruvian hotel market.  No intangible assets were identified and all of the goodwill arising from the acquisition consists largely of profit growth opportunities the hotel is expected to generate. All of the goodwill was assigned to the Company’s sole segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

9.	Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	December 31,
	2013	2012
	$’000	$’000
		(unaudited)
Other taxes	43	39
Employees’ length of service compensation	58	47
Vacation payable	144	139
Remuneration and profit sharing payable	278	231
Provision for purchases and services	1,027	1,041
Interest payable	481	588
Deferred revenue	547	491
Derivate liability	18	8
Other accounts payable	370	370
	2,966	2,954

10.                                Long-term debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	$’000	$’000
		(unaudited)
Loans from banks	20,398	19,820
Obligations under capital lease	207	103

	20,605	19,923
Less: Current portion	(5,637)	(1,725)

Total long-term debt and obligations under capital lease	14,968	18,198

Loans from banks are mainly loans acquired by the Company in September 2011 when BBVA Banco Continental and Banco Internacional del Perú S.A.A.-Interbank approved loans totalling $28,144,503. The loans were disbursed in three tranches, the first being for $15,500,000 at an interest rate of 8.15% per annum due August 2018, the second for $10,044,504 at an interest rate of 7.10% per annum due June 2014, and the third for $2,600,000 at an interest rate of 6.6% per annum due February 2017. The loans were used to pay the total existing financial obligations to International Finance Corporation, BBVA Banco Continental and Banco Internacional del Perú S.A.A.–Interbank , to finish the construction of Belmond Palacio Nazarenas.

The loans are secured by:

▪	Movable property incorporated or to be incorporated into Belmond Hotel Monasterio, Belmond Palacio Nazarenas and the concession agreements.

▪	Revenues generated by the Company.

▪	Assignment of rights under management agreements, for the administration of the hotels of the Company and under the construction agreement of Belmond Palacio Nazarenas.

On February 15, 2013, upon the merger of Peru OEH Machu Picchu S.A. and the Company, the Company assumed the commitments undertaken by the absorbed company (see Note 3).

•	Obligations under capital lease correspond to leased vehicles and IT equipment, and are secured by the leased assets.

•	The following is a summary of the aggregate maturities of long-term debt of the Company as of December 31, 2013:

Year ending December 31,	$’000

2014	5,637
2015	4,224
2016	4,161
2017	3,532
2018 and thereafter	3,051

20,605

Deferred financing costs related to the above outstanding long-term debt are $2,229,000 at December 31, 2013 (2012 - $1,662,000; 2011 - $1,352,000 (unaudited)) and are amortized to interest expense over the term of the corresponding long-term debt.

11.     Fair value of financial instruments

(a)	Financial instruments recorded at fair value

The following tables summarize the valuation of the Company’s assets and liabilities by the fair value hierarchy at December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000

Assets at fair value :
Interest rate contract	−	−	−	−

Total assets	−	−	−	−

Liabilities at fair value :
Interest rate contract	−	18	−	18

Total liabilities	−	18	−	18

Total net	−	18	−	18

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	$’000	$’000	$’000	$’000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Assets at fair value:
Interest rate contract	−	−	−	−

Total assets	−	−	−	−

Liabilities at fair value:	−	8	−	8

Interest rate contract	−	8	−	8

Total liabilities	−	8	−	8

Total net	−	8	−	8

(b) Other financial instruments

Certain methods and assumptions are used to estimate the fair value of each class of financial instruments. The carrying amounts of current assets and current liabilities as disclosed on the balance sheets approximate their fair value due to the short-term nature of those instruments.

The fair value of Company's long−term debt, excluding interest rate swaps, is determined using the contractual cash flows and credit-adjusted discount curves. The fair value of the debt is the present value of those contractual cash flows which are discounted at the current market cost of debt and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral.

The estimated carrying values, fair values, and levels of the fair value hierarchy of Company's long-term debt as of December 31, 2013 and 2012 were as follows:

		December 31, 2013		December 31, 2012
		Carrying amounts	Fair	Carrying amounts	Fair
			value		value
		$’000	$’000	$’000	$’000
Long-term debt, including current portion, excluding obligations under capital leases	Level 3	20,398	23,105	19,820	26,066

12.                            Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2013	2012	2011
	$’000	$’000	$’000
		(unaudited)	(unaudited)
Earnings before income tax related to continuing operations	3,099	4,086	4,607
Losses from discontinuing operations	−	(9)	(2,237)
Earnings before income tax	3,099	4,077	2,370
Current tax charge	(64)	(1,491)	(1,898)

Deferred tax charge	(1,033)	(3,931)	980

Total	(1,097)	(5,422)	(918)

The reconciliations of the Peruvian income tax rate to the Company´s effective rate for the three years ended December 31, 2013 are as follows:

	Year ended December 31,
	2013	2012	2011
	%	%	%
		(unaudited)	(unaudited)
Peruvian income tax rate	30	30	30

Permanent differences	44	16	9
Prior year adjustment	2	64	−
Exchange rate movements on deferred tax	(42)	23	−

Effective tax rate	34	133	39

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2013	2012
	$’000	$’000
		(unaudited)
Provisions included in books	484	258
Other deferred tax assets	178	1,563

Net deferred tax assets	662	1,821

Fixed assets and intangibles	(7,369)	(7,011)
Exchange rate related to fixed assets	(2,164)	(3,449)
Other deferred tax liabilities	(1,720)	(919)
Deferred tax liabilities	(11,253)	(11,379)

Net deferred tax liabilities	(10,591)	(9,558)

Net deferred tax liabilities are presented on the face of the balance sheet.  The Company required no provision in respect of uncertain tax positions and believes that it is reasonably possible that within the next 12 months this provision will not change.

13.                                Shareholders’ equity

(a)                    Share capital

As of December 31, 2013 and 2012, the Company’s share capital consisted of 77,128 fully subscribed and paid shares with a par value of S/1,000.00 each, all carrying the same rights.

The shareholders of the Company are as follows:

	Number of shares	Percent of ownership

Belmond Peru Ltd.	38,564	50.00
Peru Hotel Machupicchu S.A.	38,564	50.00

	77,128	100.00

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

14.    Employees’ profit sharing

According to Peruvian law, employees have a share of 5% of the Company’s profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes.

15.         Information by segments

Accounting standards require that the Company present financial information by segments. Such segments are determined by the form in which management organizes the Company to make decisions and assess the business performance. In this regard, management considers that the Company operates one single operating and reportable segment all within the country of Peru.

16.    Commitments and contingencies

In April 2002, Business Focus Leisure Sdn Bhd commenced proceedings in the Sixth Civil Court of Lima against the Company and certain related persons and companies and Scotiabank Peru S.A.A. and International Finance Corporation, seeking to nullify the transfer of assets and assignment of contracts relating to Belmond. Hotel Monasterio and Belmond Sanctuary Lodge. The respondents answered the proceedings and moved to dismiss the case based on various arguments including that the case was time-barred and for failure to prosecute. In April 2009, the court dismissed the proceedings, and the petitioner appealed in May 2009 although that appeal has not yet been perfected. Management believes the proceedings will eventually be decided in favor of the Company.

 17.                         Supplemental cash flow information

	Year ended December 31,
	2013	2012	2011
	$’000	$’000	$’000
		(unaudited)	(unaudited)
Cash paid for:

Interest	(1,534)	(1,514)	(1,146)

Income taxes	(3,103)	(870)	(269)

18.                         Related party transactions

As of December 31, 2013, accounts receivable from related parties include $2,314,000 (2012 - $2,296,000 (unaudited)) corresponding to loans receivable from the Company’s shareholders. These loans do not bear interest and do not have current maturity. Accounts receivable from related parties also include $1,081,000 (2012 - $766,000 (unaudited)) due from Belmond Peru Ltd and Peru Hotel Machu Picchu S.A. generated by providing of hotel, restaurant and other services.

As of December 31, 2013, accounts payable comprise mainly:

•
$521,000 (2012 - $521,000 (unaudited)) payable to Orient-Express Hotels Ltd. related mainly to accounts payable for its role as guarantor of financial obligations of the Company and $1,178,000 (2012 - $918,000 (unaudited)) for advertising services and reimbursements of other operating expenses on behalf of the Company that are invoiced quarterly.

•	$1,174,000 payable to Belmond Peru Management S.A. , the balance of which includes:

•	$410,000 (2012 - $1,061,000 (unaudited)) corresponding to the payment of liabilities on behalf of the Company and liabilities for management services.

•
$764,000 (2012 - $2,303,000 (unaudited)) for management fees for the administration of Belmond Hotel Monasterio. The fees are calculated by applying a 19.6% rate to the results of the period before fixed expenses, and a 3.136% rate to the Company’s annual revenues.

Also the balance includes $1,007,000 (2012 - $1,491,000 (unaudited)) generated by commercial transactions and reimbursement of expenses related to the operations of the Company.

19.                         Subsequent event (unaudited)

At a General Shareholders’ Meeting held on March 10, 2014, the shareholders approved the change of the Company’s name from Peru OEH S.A. to Peru Belmond Hotels S.A. The Company executed a public deed changing the name on March 31, 2014 which was recorded on the Public Registers on April 28, 2014.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Hotel Ritz Madrid, S.A.:

We have audited the accompanying financial statements of Hotel Ritz Madrid, S.A. (the “Company”), which comprise the balance sheet as of December 31, 2013, and the related statement of operations, cash flows and shareholders' equity for the year then ended.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on the financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on our judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, we consider internal control relevant to the Company's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hotel Ritz Madrid, S.A. at December 31, 2013, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and is out of compliance with its mortgage loan facility covenants that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

PricewaterhouseCoopers Auditores, S.L.
Madrid, Spain
17 June, 2014

Hotel Ritz Madrid S.A - Balance Sheets	December 31,
	2013	2012
	€’000	€’000 (unaudited)
Assets
Cash and cash equivalents	268	476
Accounts receivable, net of allowances of €45 and €75	1,247	1,282
Due from related parties	10	—
Prepaid expenses	141	198
Inventories	1,287	1,489

Total current assets	2,953	3,445

Property, plant and equipment, net of accumulated depreciation of €21,949 and €20,390	118,323	119,331
Goodwill	4,200	4,200
Intangibles (trademark)	10,900	22,000
Other assets (deferred financing costs)	811	892

Total non-current assets	134,234	146,423

Total assets	137,187	149,868

Liabilities and Shareholders’ Equity
Working capital facilities	1,145	1,765
Accounts payable	1,384	1,588
Accrued liabilities and deferred revenue	2,605	3,219
Due to related parties	26,977	18,157
Current portion of long-term debt	60,704	64,702

Total current liabilities	92,815	89,431

Other liabilities	1,379	1,283
Due to related parties	17,380	17,821
Long-term debt	—	206
Deferred tax liability, net	23,899	25,095

Total long-term liabilities	42,658	44,405

Total liabilities	135,473	133,836

Commitments and Contingencies
Shareholders’ equity:
Common shares €3.00 par value (20,000 shares authorized): Issued – 20,000 (2012 – 20,000)	60	60
Additional paid-in capital	37,235	37,235
Accumulated deficit	(35,581)	(21,263)

Total shareholders’ equity	1,714	16,032

Total liabilities and shareholders’ equity	137,187	149,868
The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A
Statements of Operations

	Year ended December 31,
	2013	2012	2011
	€’000	€’000(unaudited)	€’000(unaudited)

Revenue, net	21,699	23,102	25,043

Expenses:
Cost of services	(14,010)	(15,273)	(14,810)
Depreciation and amortization	(1,559)	(2,011)	(1,719)
Selling, general and administrative	(6,447)	(6,312)	(5,931)
Impairment of other intangible assets and property, plant and equipment	(11,237)	—	—

Total operating costs and expenses	(33,253)	(23,596)	(22,460)

(Losses)/earnings from operations	(11,554)	(494)	2,583

Interest expense, net	(3,960)	(4,746)	(4,641)
Net finance costs	(3,960)	(4,746)	(4,641)

Losses before income tax	(15,514)	(5,240)	(2,058)

Benefit/(provision) for income taxes	1,196	8,050	(549)

Net (losses)/earnings	(14,318)	2,810	(2,607)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A
Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	€’000	€’000(unaudited)	€’000(unaudited)
Cash flows from operating activities:
Net (losses)/earnings	(14,318)	2,810	(2,607)

Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,559	2,011	1,719
Amortization of finance costs	81	81	81
Loss on disposal of fixed assets	6	20	23
Change in deferred tax	(1,196)	(8,050)	549
Decrease in employees’ profit sharing	—	—	—-
Impairment of other intangible assets and property, plant and equipment	11,237	—	—-
Change in assets and liabilities:
Decrease in accounts receivable	50	206	432
Decrease in inventories	202	106	119
Decrease in due from related parties	839	991	846
Decrease/(increase) in prepaid expenses	43	(66)	123
Decrease in accounts payable	(203)	(415)	(109)
(Decrease)/increase in accrued liabilities	(519)	547	(403)

Total adjustments	12,099	(4,569)	3,380

Net cash (used in)/provided by operating activities	(2,219)	(1,759)	773

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	—
Capital expenditures	(694)	(1,159)	(1,026)

Net cash used in investing activities	(694)	(1,159)	(1,026)

Cash flows from financing activities:
Payment of dividends	—	—	—-
Repayment of working capital facilities	(621)	—	(1,351)
Proceeds from working capital facilities	—	1,126	—-
Principal payments under long-term debt	(4,203)	(4,199)	(3,898)
Principal payments under capital lease	—	—	—
Proceeds from shareholders loans	7,530	6,200	4,800
Proceeds from issuance of long-term debt	—	—	—

Net cash provided by/(used in) financing activities	2,706	3,127	(449)

Net (decrease)/increase in cash and cash equivalents	(208)	209	(702)

Cash and cash equivalents at beginning of year	476	267	969

Cash and cash equivalents at end of year	268	476	267

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A
Statements of Shareholders’ Equity

	Common shares at par value	Additional paid-in capital	Accumulated deficit
	€’000	€’000	€’000

Balance, January 1, 2011 (unaudited)	60	37,235	(21,467)

Net losses	—	—	(2,607)

Balance, December 31, 2011 (unaudited)	60	37,235	(24,074)
Net earnings	—	—	2,810

Balance, December 31, 2012 (unaudited)	60	37,235	(21,263)

Net losses	—	—	(14,318)

Balance, December 31, 2013	60	37,235	(35,581)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.
Notes to Financial Statements

1.                                  Summary of significant accounting policies and basis of presentation

(a)                       Business

In this report Hotel Ritz Madrid S.A. is referred to as the “Company”. The Company owns and operates Hotel Ritz by Belmond in Madrid, Spain.

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

As noted in Note 7 below, at December 31, 2013, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility, which is non-recourse to the shareholders, although each shareholder has provided a separate partial guarantee. A total of €60,500,000 had been borrowed under this loan facility at December 31, 2013. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €4,000,000 in April 2014, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.

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

During 2013 and 2014, the Company has taken steps to reduce its operating and selling, general and administrative expenses. In addition, the Company is developing renovation plans that should enhance future revenue growth. Management believes these actions will enable the Company to improve its future profitability. While these activities are on-going, shareholders continue to provide participative loan financing as necessary to support the operations of the Company. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

Estimates include, among others, the allowance for doubtful accounts, long-lived asset impairment, depreciation and amortization, taxes and contingencies.  Actual results could differ from those estimates.

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

(g)                          Inventories

Inventories include food, beverages, operational equipment (linen, china, glass, cutlery and uniforms), operating stocks (guest amenities, printing materials, etc) and retail goods.  Inventories are valued at the lower of cost or market value under the first-in, first-out method.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Buildings	Up to 40 years
Machinery and equipment	5 to 25 years
Furniture and fixtures	5 to 15 years
Computer equipment	4 years
Art and Antiques	Not depreciated

(j)                            Impairment of long-lived assets

The Company’s management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Company´s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset. During 2013, work in progress costs related to projects that are no longer being considered were written down, resulting in a non-cash charge of €137,000 (2012-€Nil; 2011-€Nil (unaudited)).

(k)    Goodwill

In accordance with ASC 350 “Intangibles-Goodwill and Other”, goodwill must be evaluated at least annually to determine impairment.  Goodwill is not amortized.  The goodwill impairment testing under ASC 350 is performed in two steps, first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Impairment testing is performed annually.  Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with ASC 350. During 2013, no impairment losses relating to goodwill have been identified or recorded (2012-€Nil; 2011-€Nil (unaudited)).

 Trademark

Trademarks have an indefinite useful life and are reviewed annually for impairment in accordance with ASC 350 “Intangibles-Goodwill and Other”.  During 2013, the trademark intangible asset with a carrying value of €22,000,000 was written down to fair value of €10,900,000, resulting in a non-cash impairment charge of €11,100,000 (2012 - €Nil; 2011 - €Nil (unaudited)).

(l)                         Capitalized interests

Capitalized interest during the construction of qualifying assets is capitalized and included in the cost of the asset. No amounts were capitalized and included in the cost of the asset in 2013 (2012 - €Nil; 2011-€136,000 (unaudited)).

(m)                     Employees’ deferred retirement benefit

The provision for the employees’ deferred retirement benefit (“Premio Vinculacion”) is accrued according to the clauses defined on the Collective Agreement, as follows:
- When employees aged between 50 and 59 years and with a minimum seniority of 10 years in the Company, leave the Company for any reason, except through legitimate dismissal by a judgment, voluntary resignation, death, or total absolute or severe disability, without prejudice to other compensation they may be due, such employees shall have the right to the benefit in the amount indicated in the table below, according to the years of seniority and their age at the time they leave; and
- When employees aged 60 or older and with a minimum seniority of 10 years in the Company, leave the Company for any reason, except through legitimate dismissal by a judgment, voluntary resignation, death, or total absolute or severe disability, without prejudice to other compensation they may be due, such employees shall have the right to the benefit in the amount indicated in the table below, according to the years of seniority and their age at the time they leave.

In order to calculate this compensation, which shall be as indemnity, the monthly payments shall be made up of the basic salary established in the salary tables plus the personal supplement for consolidated seniority, according to the following table:

	Payment to be received according to age
Years of Service (Seniority)	50 to 59	60	61	62	63	64	65 or more
10	7	7	6	5	4	3	2
15	8	8	7	6	5	4	3
20	9	9	8	7	6	5	4
25	10	10	9	8	7	6	5
30	11	11	10	9	8	7	6
35	12	12	11	10	9	8	7
40	13	13	12	11	10	9	8
45	14	14	13	12	11	10	9
50	15	15	14	13	12	11	10
For example, according to the table above, an employee when reaching 10 years of service and having 60 years of age will be entitled to receive a lump sum equal to 7 times his monthly basic salary.

(n)                       Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed.  Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed.  Revenues are presented net of taxes.

Revenues earned by providing the hotel services are recognized, when:

1.    The amount of revenues can be reliably quantified;

2.    The transaction-related economic benefits are likely to flow to the Company;

3.	The degree of completion of the transaction, on the date of the balance sheet, can be reliably quantified; and

4.	The costs incurred in providing the services, as well as those still to be incurred until completed, can be reliably quantified.

(o)    Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were €707,000 in the year ended December 31, 2013 (2012 - €725,000; 2011 - €748,000 (unaudited)).

(p)                           Deferred financing costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the term of the related debt.

(q)                           Risk and uncertainties

The Company’s activities expose it to a variety of financial risks: market risks (including interest rate risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management is aware of the market conditions and, based on its knowledge and experience, controls the interest rate, credit and liquidity risks, following the policies approved by the Board of Directors. The most important aspects of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company controls the required liquidity through a proper management of asset and liability maturity dates, so that the flow of cash matches future payments. The Company may require funding from its shareholders to be able to honor its obligations with all stakeholders (suppliers, banks, employees and local governmental entities).

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

(s)                             Accounting pronouncements adopted during the year
In July 2013, the FASB issued guidance to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances.  The guidance is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 (the issuance date of the guidance), and for hedging relationships redesignated on or after that date.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations and cash flows.

In April 2013, the FASB issued guidance on applying the liquidation basis of accounting and the related disclosure requirements.  Under this guidance, an entity must use the liquidation basis of accounting to present its financial statements when it determines that liquidation is imminent, unless the liquidation is the same as that under the plan specified in an entity's governing documents created at its inception.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  This guidance is effective for annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Early adoption is permitted.  The Company has early adopted this guidance.  This guidance does not have an effect on the Company’s financial statements.
In July 2012, the FASB issued guidance related to annual impairment assessment of intangible assets, other than goodwill, that gives companies the option to perform a qualitative assessment before calculating the fair value of the asset.  Although the guidance revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test indefinite-lived intangible assets (1) annually for impairment and (2) between annual tests if there is a change in events or circumstances that would indicate an impairment.  The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company adopted this guidance on January 1, 2013 for interim and annual periods in the fiscal year ending December 31, 2013.  The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations and cash flows for the year ended December 31, 2013.
(t)    Accounting pronouncements to be adopted
In July 2013, the FASB issued guidance on financial statement presentation of an uncertain tax benefit (“UTB”) when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The FASB’s objective in issuing this guidance is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward.  The ASU’s amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. Early adoption is permitted for all entities.  The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented.  The Company does not expect the adoption of this guidance will have a material effect on its financial position, results of operations and cash flows.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. This ASU is effective for the Company prospectively beginning in fiscal 2015, with early adoption permitted. The Company does not except the adaption of this guidance will have a material effect on its financial position, results of operations and cash flows.

2.                          Property, plant and equipment, net

The major classes of property, plant and equipment are as follows:

	December 31,
	2013	2012
	€’000	€’000 (unaudited)

Land	88,438	88,438
Buildings	38,351	38,351
Machinery and equipment	5,317	5,148
Furniture and fixtures	5,628	5,205
Artwork	68	68
Motor vehicles	16	16
Works in progress	2,454	2,495
Less: Accumulated depreciation	(21,949)	(20,390)
	118,323	119,331

The depreciation charge on property, plant and equipment for the year ended December 31, 2013 was €1,559,000 (2012 - €2,011,000; 2011 - €1,719,000 (unaudited)).

3.     Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows:

	Beginning balance at January 1, 2013	Impairment	Foreign currency translation adjustment	Ending balance at December, 2013
	€'000	€'000	€'000	€'000

Goodwill	4,200	—	—	4,200

Total	4,200	—	—	4,200

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

For the year ended December 31, 2013, the Company determined the fair value of the reporting unit for the goodwill impairment analysis. For purposes of step 1 of the goodwill impairment test, the Company utilized a discounted cash flow methodology incorporating various assumptions and uncertainties that the Company believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, a full refurbishment of the hotel property, future growth rates (in a range between 2% and 24%), and the related discount rate of 8%. However, these assumptions and uncertainties are, by their very nature, highly judgmental. If the Company is unable to meet these forecasted results in future reporting periods, the Company may be required to record a charge in a future statement of operations for goodwill impairment charges.

The results of the step 1 goodwill impairment test concluded that the fair value of the reporting unit was less than the carrying amount. As such, the Company performed the step 2 in its goodwill impairment test which concluded that the implied fair value of the goodwill was greater than the carrying value by €1,500,000.

Based on the results of the impairment analysis as of December 31, 2013, it had been determined that no impairment loss would need to be recognized relating to the goodwill recorded.

	Beginning balance at January 1, 2012	Impairment	Foreign currency translation adjustment	Ending balance at December, 2012
	€'000(unaudited)	€'000	€'000	€'000(unaudited)

Goodwill	4,200	—	—	4,200

Total	4,200	—	—	4,200

4.                            Intangibles, net

Intangibles consist of the following as of December 31, 2013 and 2012:

	Year ended December 31, 2013
	Trademark	Software and licenses	Total
	€’000	€’000	€’000
Carrying amount:
Balance as at January 1, 2013	22,000	—	22,000
Additions	—	—	—
Transfers	—	—	—
Impairment	(11,100)	—	(11,100)

Balance as at December 31, 2013	10,900	—	10,900

Accumulated amortization:	0
Balance as at January 1, 2013	—	—	—
Charge for the period	—	—	—

Balance as at December 31, 2013	10,900	—	10,900

Net book value:
As at December 31, 2012 (unaudited)	22,000	—	22,000

As at December 31, 2013	10,900	—	10,900

During the year ended December 31, 2013, the Company identified and recorded a non-cash impairment charge of €11,100,000 in respect of the Ritz trademark. The carrying value of the intangible asset was written down to fair value.

	Year ended December 31, 2012
	Trademark	Software and licenses	Total
	€’000(unaudited)	€’000(unaudited)	€’000(unaudited)
Carrying amount:
Balance as at January 1, 2012 (unaudited)	22,000	—	22,000
Additions	—	—	—
Transfers	—	—	—

Balance as at December 31, 2012 (unaudited)	22,000	—	22,000

Accumulated amortization:
Balance as at January 1, 2012 (unaudited)	—	—	—
Charge for the period	—	—	—

Balance as at December 31, 2012 (unaudited)	—	—	—

Net book value:
As at December 31, 2011 (unaudited)	22,000	—	22,000

As at December 31, 2012 (unaudited)	22,000	—	22,000

Trademarks have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

The intangible assets impairment testing requires an evaluation of the estimated fair value of each identified intangible asset against its carrying value. An impairment charge could be recorded if the estimated fair value is less than the carrying amount of the intangible assets. The Company assessed the carrying value of its trademark intangible assets as of December 31, 2013 and concluded that an impairment charge of €11,100,000 was required to reduce its trademark intangible assets to their fair value. The fair value was estimated based on expected future cash flows that could be derived from licensing the brand to other hotel operators considering a royalty fee of 4%, along with estimates of growth rates and a discount rate amounting to 8%.

The Company understands that the trademark value is not simply related to the financial performance of the hotel but more to the wider performance of the hospitality market, and is also affected by the general trading environment and economic cycle. 2013 was the year that Spain was under most pressure to implement all the requested reforms for it to be entitled to receive financing from the European Union. The Company is of the opinion that these austerity measures contributed to reduced trading performance in 2013, and that the Spanish economy and its perspectives were worse in 2013 when compared to prior years, all of which negatively impacted the trademark value and led to the recorded impairment.

As of December 31, 2013, the Company has €10,900,000 of trademark recorded as intangible assets. Subsequent intangible assets assessments could result in impairment due to future unfavorable developments, including lower occupancy rates, a lower penetration factor, lower room revenues and lower franchise fees.

 5.                       Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	December 31,
	2013	2012
	€’000	€’000(unaudited)

Working capital facilities	1,145	1,765

Bank loans accrue an annual average interest rate of 4.50% (2012 - 4.45% (unaudited)).

The Company had approximately €2,000,000 of working capital lines of credit at December 31, 2013 (2012 - €2,000,000 (unaudited)), issued by Banco Santander and expiring on April 9, 2014 (fully repaid on April 15, 2014). As at December 31, 2013 €855,000 was undrawn (2012 - €235,000 (unaudited)).

6.                            Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	December 31,
	2013	2012
	€’000	€’000(unaudited)

Value added tax	70	65
Social security	203	209
Payroll IRPF taxes	210	220
Holidays and extra pay accrual	471	570
Other accruals (bonus, payroll related, commissions, interests, etc)	1,359	1,775
Deferred revenue	292	380

	2,605	3,219

Employees’ deferred retirement benefit	1,379	1,283

	1,379	1,283

Total	3,984	4,502

There are no assets to be disclosed regarding deferred retirement benefit obligations.

7.                                Long-term debt and fair value disclosures

(a)                       Long-term debt

Long-term debt consists of the following:

	December 31,
	2013	2012
	€’000	€’000(unaudited)

Loans from banks collateralized by property, plant and equipment payable over periods of 1 to 14 years, are subject to an annual average interest rate of 3.86%	60,500	64,500
Loans from governmental financial institution payable over 4 years, with a weighted average annual interest rate of 1.5%	204	408

	60,704	64,908
Less: Current portion	(60,704)	(64,702)

Total long-term debt	—	206

In July 2009, the Company borrowed €1,000,000 from a governmental financial institution (Instituto de Crédito Oficial) at a fixed rate of 1.5% and with semi-annual instalments’ over five years, ending in 2014.

At December 31, 2013, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility. A total of €60,500,000 had been borrowed under this loan facility at December 31, 2013. The Company continues to service fully the interest and principal repayments as these fall due, including a principal repayment of €4,000,000 in April 2014, and is continuing to negotiate with the lender to determine how to bring the Company back into compliance.  No assurances can be given that the Company will be successful in completing these negotiations and therefore the €60,500,000 borrowings have been shown in the current portion of long-term debt.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital leases at December 31, 2013:

Year ending December 31,	€’000

2014	60,704

60,704

(b)                        Fair value of financial instruments

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

The estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Carrying amount	Fair value
	€’000	€’000

Cash and cash equivalents	268	268

Accounts receivable	1,247	1,247

Working capital facilities	1,145	1,145

Accounts payable	1,384	1,384

Accrued liabilities and deferred revenue	3,984	3,984

Long-term debt, including current portion	60,704	56,928

	December 31, 2012
	Carrying amount	Fair value
	€’000(unaudited)	€’000(unaudited)

Cash and cash equivalents	476	476

Accounts receivable	1,282	1,282

Working capital facilities	1,765	1,765

Accounts payable	1,588	1,588

Accrued liabilities and deferred revenue	4,502	4,502

Long-term debt, including current portion	64,908	59,336

 (c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2013 and 2012.

The estimated fair value of the Company’s non-financial assets measured on a non-recurring basis at December 31, 2013 was as follows:

		Fair value measurements using
	Fair value at December 31, 2013 €’000	Quoted prices in active markets for identical assets (Level 1) €’000	Significant other observable inputs (Level 2) €’000	Significant unobservable inputs (Level 3) €’000	Total losses in the year ended December 31, 2013 €’000
Other intangible assets (trademark)	10,900	—	—	10,900	(11,100)

For the year ended December 31, 2013, the trademark intangible asset with a carrying value of €22,000,000 was written down to fair value of €10,900,000, resulting in a non-cash impairment charge of €11,100,000.

8.                            Income taxes

The provision for income taxes consists of the following:

	Year ended December 31,
	2013	2012	2011
	€’000	€’000(unaudited)	€’000(unaudited)

Pre-tax (loss) / income	(15,514)	(5,240)	(2,058)

Current tax credit / (charge)	—	—	—

Deferred tax credit / (charge)	1,196	8,050	(549)

Total	1,196	8,050	(549)

The reconciliations of the statutory income tax rate to the Company’s effective tax rate for the three years ended December 31, 2013 are as follows:

	Year ended December 31,
	2013	2012	2011
	%	%(unaudited)	%(unaudited)

Income tax rate	30	30	30
Prior year adjustments	—	-	(57)
Permanent differences	—	—	—
Other	(22)	124

Effective tax rate	8	154	(27)

The line “other” for 2013 relates mainly to temporary differences, and for 2012 (unaudited) relates mainly to a write-off of a deferred tax asset related to the trademark capitalized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The following represents the Company’s net deferred tax liabilities:

	December 31,
	2013	2012
	€’000	€’000(unaudited)

Operating loss carry-forwards	6,798	6,724
Employee deferred retirement benefit	2,577	1,675

Net deferred tax assets	9,375	8,399

Fixed assets and intangibles	(33,274)	(33,494)

Deferred tax liabilities	(33,274)	(33,494)

Net deferred tax liabilities	(23,899)	(25,095)

The deferred tax assets consist primarily of tax loss carry-forwards. The gross amount of tax loss carry-forward is €22,660,000 at December 31, 2013. Of this amount, €36,000 will expire in the eight years ending December 31, 2021; €11,800,000 will expire in the five years ending December 31, 2026; and €10,824,000 will expire in the five years ending December 31, 2031. No valuation allowance has been provided against gross deferred tax assets as it is not thought more likely than not that the benefits associated with these assets will not be realized, according with the taxable bases projected by the Company taking as a base the management projections for the next years, and considering the recent tax pronouncements issued by the Spanish Tax Authorities.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

9.                                Shareholders’ equity

(a)                    Share capital and additional-paid in capital

At December 31, 2013, the Company’s share capital consisted of 20,000 fully subscribed and paid shares with a par value of three euros each, all carrying the same rights. The additional paid-in capital amounts to €37,235,000 and is a distributable reserve.

The shareholders of the Company are as follows:

	Number of shares	Percent of ownership

Belmond Spanish Holdings, S.L.	10,000	50
Landis Inversiones S.L.	10,000	50

	20,000	100.00

(b)                      Legal reserve

In accordance with Spanish law, a minimum 10% of the annual profits that can be distributed has to be transferred to a legal reserve until it equals 20% of the paid-in capital. The legal reserve cannot be distributed and can be used only to offset losses, if there are no other available reserves in sufficient amount to cover those losses, having in this event to be replaced with future benefits.

(c)                       Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory regulations.

10.                         Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which the management organizes the Company to make decisions and assess the business performance.  In this regard, management considers that the Company operates one single reportable segment.

Financial information regarding the breakdown of revenues by type of product is as follows:

	Year ended December 31,
	2013	2012	2011
	€’000	€’000(unaudited)	€’000(unaudited)

Rooms revenue	11,401	11,882	12,035
Food and beverage revenue	8,347	8,789	10,835
Other revenues (spa, rental income, laundry, concierge services)	1,951	2,431	2,173

Revenue	21,699	23,102	25,043

11.                      Commitments and contingencies

There were outstanding contracts to purchase fixed assets at December 31, 2013 totalling €315,000 (2012 - € 231,000 (unaudited)).

12.                         Supplemental cash flow information

	Year ended December 31,
	2013	2012	2011
	€’000	€’000(unaudited)	€’000(unaudited)

Cash paid for:

Interest	3,055	3,785	3,974

Income taxes	—	—	8

 13.                         Related party transactions

OEH holds an indirect 50% interest in the Company accounted for under the equity method.  For the year ended December 31, 2013, OEH earned €651,000 (2012 - €687,000; 2011 - €739,000 (unaudited)) in management fees, which are included in the Company’s selling, general and administrative expenses.

The amount due to Belmond Management Services S.A.R.L. from the Company at December 31, 2013 was €20,656,000 (2012 - €16,662,000 (unaudited)), with the increase primarily due to providing participative loans to the Company in 2013 of €3,440,000 (2012 - €3,100,000 (unaudited)) to fund operations in 2013. The loans bear interest at 3.05% per annum, and interest in the amount of €554,000 was charged in the year ended December 31, 2013 (2012 - €470,000; 2011 – €382,000 (unaudited)). The loans mature as follows and are subject to renewal for additional periods as necessary:

Year ending December 31,         €’000

2014	11,966
2015	2,400
2016	3,100
2017	3,190
20,656

The amount due to Omega from the Company at December 31, 2013 was €22,501,000 (2012 - €17,857,000 (unaudited)), with the increase due to Omega providing participative loans to the Company in 2013 of €4,090,000 (2012 - €3,100,000 (unaudited)) to fund operations in 2013. The loans bear interest at 3.05% per annum, and interest in the amount of €554,000 was charged in the year ended December 31, 2013 (2012 - €469,000; 2011 – €380,000 (unaudited)). The loans mature as follows and are subject to renewal for additional periods as necessary:

Year ending December 31,         €’000

2014	13,811
2015	2,400
2016	3,100
2017	3,190
22,501

The amount due to Belmond Spanish Holdings S.L. for management and marketing fees charged, totalled €239,000 for the year ended December 31, 2013 (2012 - €524,000; 2011 - €271,000 (unaudited)).

The amount due to Belmond (UK) Ltd. totalled €961,000 for the year ended December 31, 2013 (2012 - €961,000; 2011 - €961,000 (unaudited)).

14.    Subsequent events

During 2014, the Company received participative loans, which carry interest at 3.05% per annum, in aggregate principal amounts of €3,785,000 from OEH and its subsidiaries and €3,135,000 from Omega and its subsidiaries.

Also during 2014, the Company cancelled its working capital facility with Banco Santander for an amount of €1,465,000 and cancelled its loan in place since 2009 with Instituto de Crédito Oficial for an amount of €103,000.

The Company has evaluated subsequent events that occurred after December 31, 2013 through June 17, 2014, the date on which the financial statements for the year ended December 31, 2013, were issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 18, 2014

ORIENT-EXPRESS HOTELS LTD.

By:	/s/ Martin O'Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Orient-Express Hotels Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 10.1 to March 27, 2014 Form 8-K Current Report (File No. 001-16017)	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank

OEH has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of OEH on a consolidated basis.  The Company agrees to furnish to the SEC upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2	Exhibit 10.2 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 001-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5	Exhibit 10.5 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.8 to 2012 Form 10-K Annual Report (File No. 001-16017)	Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9	Exhibit 10.9 to 2012 Form 10-K Annual Report (File No. 001-16017)	Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10	Exhibit 10.10 to 2012 Form 10-K Annual Report (File No. 001-16017)	Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11	Exhibit 10.11 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Severance Agreement between Orient-Express Hotels Ltd. and certain of its officers, as amended
10.12	Exhibit 10.12 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Indemnification Agreement between Orient-Express Hotels Ltd. and its non-executive directors and certain of its officers
10.13	Exhibit 10 to June 30, 2013 Form 10-Q Quarterly Report (File No. 001-16017)	Services Agreement between Orient-Express Hotels Ltd. and J. Robert Lovejoy dated June 18, 2013
12		Statement of computation of ratios*
14	Exhibit 14 to April 30, 2013 Form 8-K Current Report (File No. 001-16017)	Code of Conduct of Orient-Express Hotels Ltd. as adopted April 30, 2013

* Previously Filed

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Orient-Express Hotels Ltd.*
23.1
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142*

23.2
Consent of Pazos, López de Romaña, Rodriguez S.C. relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

23.3
Consent of Pazos, López de Romaña, Rodriguez S.C. relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

23.4
Consent of PricewaterhouseCoopers Auditors S.L. relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1		Corporate Governance Guidelines of Orient-Express Hotels Ltd., as amended September 23, 2013*
99.2	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 001-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file*

* Previously Filed