Form 10-Q
period 2014-06-30
Belmond Ltd.
filed 2014-08-01
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
 Commission File Number 001-16017

BELMOND LTD.
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

 As of July 28, 2014, 103,904,645 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2014	December 31, 2013
	$’000	$’000
Assets
Cash and cash equivalents	132,940	123,159
Restricted cash	1,914	6,003
Accounts receivable, net of allowances of $538 and $563	40,657	35,471
Due from unconsolidated companies	9,789	11,795
Prepaid expenses and other	28,154	25,896
Inventories	44,478	45,056
Assets of discontinued operations held for sale	720	34,416
Total current assets	258,652	281,796

Property, plant and equipment, net of accumulated depreciation of $337,102 and $330,390	1,089,113	1,121,749
Property, plant and equipment of consolidated variable interest entities	193,852	187,854
Investments in unconsolidated companies	64,824	63,401
Goodwill	149,601	156,916
Other intangible assets	14,036	14,152
Other assets	63,059	53,998
Total assets	1,833,137	1,879,866

Liabilities and Equity
Working capital loans	—	138
Accounts payable	26,172	23,744
Accrued liabilities	76,585	74,187
Deferred revenue	43,388	36,983
Liabilities of discontinued operations held for sale	—	1,611
Current portion of long-term debt and obligations under capital leases	5,514	71,011
Current portion of long-term debt of consolidated variable interest entities	1,772	1,805
Total current liabilities	153,431	209,479

Long-term debt and obligations under capital leases	540,890	472,570
Long-term debt of consolidated variable interest entities	93,477	94,345
Liability for pension benefit	890	1,606
Other liabilities	23,919	18,851
Deferred income taxes	98,054	108,490
Deferred income taxes of consolidated variable interest entities	61,176	60,892
Liability for uncertain tax positions	3,228	2,988
Total liabilities	975,065	969,221

Commitments and contingencies (Note 16)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,843,345 (2013 — 103,604,245)	1,038	1,036
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2013 — 18,044,478)	181	181

Additional paid-in capital	995,947	992,860
Retained earnings/(deficit)	(7,032)	7,643
Accumulated other comprehensive loss	(133,482)	(93,317)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2013 — 18,044,478)	(181)	(181)
Total shareholders’ equity	856,471	908,222
Non-controlling interests	1,601	2,423
Total equity	858,072	910,645

Total liabilities and equity	1,833,137	1,879,866

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Revenue	175,604	170,473	278,147	273,307

Expenses:
Cost of services	78,638	76,518	128,541	124,757
Selling, general and administrative	58,224	57,253	108,996	111,237
Depreciation and amortization	12,771	12,239	24,890	23,717
Impairment of property, plant and equipment	—	—	—	35,680

Total operating costs and expenses	149,633	146,010	262,427	295,391

Gain on disposal of property, plant and equipment	153	—	3,857	—

Earnings/(losses) from operations	26,124	24,463	19,577	(22,084)

Loss on extinguishment of debt	—	—	(14,506)	—
Interest income	298	285	700	522
Interest expense	(8,521)	(8,344)	(18,056)	(15,597)
Foreign currency, net	(1,328)	923	(880)	2,999

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	16,573	17,327	(13,165)	(34,160)

(Provision for)/benefit from income taxes	(11,561)	(3,652)	(1,319)	2,258

Earnings/(losses) before earnings from unconsolidated companies, net of tax	5,012	13,675	(14,484)	(31,902)

Earnings from unconsolidated companies, net of tax provision/(benefit) of $910, $(794), $585 and $(1,024)	1,451	3,260	1,038	2,633

Earnings/(losses) from continuing operations	6,463	16,935	(13,446)	(29,269)

Net (losses)/earnings from discontinued operations, net of tax provision/(benefit) of $Nil, $90, $Nil and $(296)	(467)	402	(1,202)	(400)

Net earnings/(losses)	5,996	17,337	(14,648)	(29,669)

Net losses/(earnings) attributable to non-controlling interests	89	126	(27)	(83)

Net earnings/(losses) attributable to Belmond Ltd.	6,085	17,463	(14,675)	(29,752)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.06	0.16	(0.13)	(0.28)
Net earnings/(losses) from discontinued operations	—	—	(0.01)	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.06	0.17	(0.14)	(0.29)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.06	0.16	(0.13)	(0.28)
Net earnings/(losses) from discontinued operations	—	—	(0.01)	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.06	0.17	(0.14)	(0.29)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Net earnings/(losses)	5,996	17,337	(14,648)	(29,669)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $(371), $Nil and $(257)	10,602	(9,224)	(41,495)	(25,662)
Change in fair value of derivatives, net of tax provision/(benefit) of $Nil, $319, $1,503 and $633	(2,144)	830	481	2,041
Change in pension liability, net of tax provision/(benefit) of $Nil, $1, $Nil and $(52)	—	18	—	(116)
Total other comprehensive income/(losses), net of tax	8,458	(8,376)	(41,014)	(23,737)

Total comprehensive income/(losses)	14,454	8,961	(55,662)	(53,406)

Comprehensive (income)/losses attributable to non-controlling interests	60	126	822	(89)

Comprehensive income/(losses) attributable to Belmond Ltd.	14,514	9,087	(54,840)	(53,495)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
	$'000	$'000

Cash flows from operating activities:
Net losses	(14,648)	(29,669)
Less: Net losses from discontinued operations, net of tax	(1,202)	(400)

Net losses from continuing operations	(13,446)	(29,269)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	24,890	23,717
Amortization of finance costs	2,439	3,517
Impairment of property, plant and equipment	—	35,680
Earnings from unconsolidated companies, net of tax	(1,038)	(2,633)
Share-based compensation	2,991	3,886
Excess share-based compensation tax benefit	(96)	—
Loss/(gain) on derivatives	752	(171)
Change in provisions for uncertain tax positions	243	(3,140)
Change in deferred income tax	(8,039)	(8,238)
Loss on extinguishment of debt	14,506	—
Gain on disposal of property, plant and equipment	(3,857)	—
Effect of exchange rates on net losses	(581)	(6,356)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,077)	(7,225)
Due from unconsolidated companies	(520)	(260)
Prepaid expenses and other	1,131	(2,636)
Inventories	850	(1,809)
Escrow and prepaid customer deposits	(617)	2,518
Accounts payable	1,648	1,545
Accrued liabilities	3,383	9,551
Deferred revenue	10,050	11,024
Other, net	(5,438)	257
Other cash movements:
Dividends from equity method investees	1,620	1,302
Proceeds from insurance settlements	887	—
Payment of key money	(3,000)	—
Payment of swap termination costs	(3,985)	—

Net cash provided by operating activities from continuing operations	19,696	31,260
Net cash used in operating activities from discontinued operations	(1,202)	(597)

Net cash provided by operating activities	18,494	30,663

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Six months ended
	June 30, 2014	June 30, 2013
	$'000	$'000

Cash flows from investing activities:
Capital expenditures	(40,040)	(38,337)
Investments in unconsolidated companies	(4,844)	(4,804)
Increase in restricted cash	(613)	(148)
Release of restricted cash	6,900	117
Proceeds from sale of property, plant and equipment	37,842	—
Proceeds from insurance settlements	97	234

Net cash used in investing activities from continuing operations	(658)	(42,938)
Net cash provided by investing activities from discontinued operations	—	18,924

Net cash used in investing activities	(658)	(24,014)

Cash flows from financing activities:
Proceeds from working capital loans	(137)	—
Exercised stock options and vested share awards	2	3
Excess share-based compensation tax benefit	96	—
Issuance of long-term debt	569,097	36,169
Debt issuance costs	(16,254)	(832)
Principal payments under long-term debt	(561,934)	(20,870)

Net cash (used in)/ provided by financing activities from continuing operations	(9,130)	14,470
Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	(9,130)	14,470

Effect of exchange rate changes on cash and cash equivalents	681	(881)

Net increase in cash and cash equivalents	9,387	20,238

Cash and cash equivalents at beginning of period (includes $394 and $538 of cash presented within assets held for sale)	123,553	93,382

Cash and cash equivalents at end of period (includes $Nil and $367 of cash presented within assets held for sale)	132,940	113,620

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings/(deficit) $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share-based compensation	—	—	—	3,915	—	—	—	—	3,915
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(29,752)	—	—	83	(29,669)
Other comprehensive loss	—	—	—	—	—	(23,743)	—	6	(23,737)

Balance, June 30, 2013	—	1,032	181	986,021	9,450	(110,124)	(181)	2,456	888,835

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	3,087	—	—	—	—	3,087
Exercised stock options and vested share awards	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(14,675)	—	—	27	(14,648)
Other comprehensive loss	—	—	—	—	—	(40,165)	—	(849)	(41,014)

Balance, June 30, 2014	—	1,038	181	995,947	(7,032)	(133,482)	(181)	1,601	858,072

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

In this report Belmond Ltd. is referred to as the “Company”, and the Company and its consolidated subsidiaries are referred to collectively as “Belmond”. On June 30, 2014, the Company changed its name from Orient-Express Hotels Ltd. to Belmond Ltd. following approval by shareholders at the 2014 annual general meeting held on that date. On July 28, 2014, the Company changed the ticker symbol of its class A common shares listed on the New York Stock Exchange from OEH to BEL.

At June 30, 2014, Belmond owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

For interim reporting purposes, Belmond calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. Belmond has calculated an expected annual effective tax rate, excluding significant, unusual or extraordinary items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

Reclassifications

Discontinued operations and assets and liabilities held for sale were reclassified in the condensed consolidated financial statements for all periods presented. See Note 3 for a summary of the results of discontinued operations and assets and liabilities held for sale.

Accounting policies

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year, except for a change in the functional currency of Belmond’s Brazilian operations and codified changes made to the ASC, as described below.

Functional currency change

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. A foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses for the six months ended June 30, 2014.

Accounting pronouncements adopted during the period

In July 2013, the FASB issued guidance on financial statement presentation of an uncertain tax benefit (“UTB”) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU’s amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial position, results of operations and cash flows.

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

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The guidance should be applied prospectively from the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial position, results of operations and cash flows.

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint-and-several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liability existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial position, results of operations and cash flows.

Accounting pronouncements to be adopted

In April 2014, the FASB issued guidance that amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions. The revised guidance will change how entities identify and disclose information about disposal transactions. The guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. Belmond is assessing what impact, if any, the adoption of this guidance will have on its consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the fiscal year beginning January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Numerator ($'000)
Net earnings/(losses) from continuing operations	6,463	16,935	(13,446)	(29,269)
Net earnings/(losses) from discontinued operations	(467)	402	(1,202)	(400)
Net losses/(earnings) attributable to non-controlling interests	89	126	(27)	(83)

Net earnings/(losses) attributable to Belmond Ltd.	6,085	17,463	(14,675)	(29,752)

Denominator (shares '000)
Basic weighted average shares outstanding	103,734	103,063	103,727	103,037
Effect of dilution	2,184	2,249	—	—

Diluted weighted average shares outstanding	105,918	105,312	103,727	103,037

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.062	0.164	(0.130)	(0.284)
Net earnings/(losses) from discontinued operations	(0.005)	0.004	(0.012)	(0.004)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.058	0.169	(0.142)	(0.289)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.061	0.161	(0.130)	(0.284)
Net earnings/(losses) from discontinued operations	(0.004)	0.004	(0.012)	(0.004)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.058	0.166	(0.142)	(0.289)

For the six months ended June 30, 2014 and 2013, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because Belmond incurred a net loss in that period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Share options	163,900	231,150	2,913,300	3,276,600
Share-based awards	—	—	1,503,000	1,601,463

Total	163,900	231,150	4,416,300	4,878,063

The number of share options and share-based awards unexercised at June 30, 2014 was 4,416,300 (June 30, 2013 - 4,878,063).

3.    Assets held for sale and discontinued operations

At June 30, 2014, no properties were classified as held for sale, although there is one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development in Sint Maarten as it was already under a separate sales contract at the time. During the six months ended June 30, 2014, Inn at Perry Cabin by Belmond, St Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations. For the six months ended June 30, 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia have been presented as discontinued operations, following the unannounced dispossession of Belmond from the hotel by the owner in November 2013.

During the six months ended June 30, 2013, Porto Cupecoy was sold. For the three and six months ended June 30, 2013, the results of operations of Porto Cupecoy have been presented as discontinued operations.

(a)    Properties sold: Inn at Perry Cabin by Belmond and Porto Cupecoy

On March 21, 2014, Belmond completed the sale of the property and operations of Inn at Perry Cabin by Belmond for consideration of $39,700,000, of which $25,680,000 was paid in cash, $11,020,000 was settled directly with the lender to repay the debt facility secured by the property, and $3,000,000 was retained by the buyer as a key money contribution from Belmond to be used for agreed capital enhancements. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. The disposal resulted in a gain of $6,704,000, of which $3,704,000 was recognized on completion on March 21, 2014 and $3,000,000 has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3,704,000 recognized on March 21, 2014 and $153,000 recognized in the three months ended June 30, 2014 is reported within gain on disposal of property, plant and equipment in the statements of condensed consolidated operations.

On January 31, 2013, Belmond completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of Belmond’s former real estate segment. The disposal resulted in a gain of $439,000, which is reported within net earnings/(losses) from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Inn at Perry Cabin by Belmond and Porto Cupecoy:

	Inn at Perry Cabin by Belmond	Porto Cupecoy
	March 21, 2014	January 31, 2013
	$'000	$'000

Property, plant and equipment	32,293	38
Real estate assets	—	18,512
Net working capital (deficit)/surplus	(820)	—
Net assets	31,473	18,550
Transfer of foreign currency translation loss/(gain)	—	—
	31,473	18,550
Consideration:
Cash	25,680	19,000
Reduction in debt facility on sale of hotel	11,020	—
Key money retained by buyer	3,000	—
Less: Working capital adjustment	(1,130)	(11)
Less: Costs to sell	(393)	—
	38,177	18,989

Gain on sale	6,704	439

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following an unannounced dispossession of Belmond from the hotel by the owner in November 2013, however, Belmond has been unable to continue to operate the hotel. Belmond believes that the owner's actions are unlawful and constitute a wrongful dispossession and is pursuing its legal remedies under the lease. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(241)	(226)	(467)

Losses before tax	(241)	(226)	(467)

Net losses from discontinued operations	(241)	(226)	(467)

	Three months ended June 30, 2013
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	1,377	8	1,385

Earnings before tax, gain on sale and impairment	402	90	492

Earnings before tax	402	90	492
Tax provision	(90)	—	(90)

Net earnings from discontinued operations	312	90	402

	Six months ended June 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(918)	(284)	(1,202)

Losses before tax	(918)	(284)	(1,202)

Net losses from discontinued operations	(918)	(284)	(1,202)

	Six months ended June 30, 2013
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	Total
	$'000	$'000	$'000	$'000

Revenue	2,613	843	—	3,456

Earnings/(losses) before tax, gain on sale and impairment	531	(1,589)	—	(1,058)
Impairment	—	(77)	—	(77)
Gain on sale	—	439	—	439

Earnings/(losses) before tax	531	(1,227)	—	(696)
Tax (provision)/benefit	(126)	—	422	296

Net earnings/(losses) from discontinued operations	405	(1,227)	422	(400)

The results of discontinued operations for the three and six months ended June 30, 2014 include legal fees of $241,000 and $918,000, respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner in November 2013. See Note 16.

The results of discontinued operations for the six months ended June 30, 2013 include a tax credit of $422,000 in relation to The Westcliff, Johannesburg, South Africa, which was sold in December 2012. This tax credit arose following the submission of the 2012 tax return in 2013.

(c)    Assets and liabilities held for sale

Assets and liabilities of the properties classified as held for sale at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
	Porto Cupecoy	Inn at Perry Cabin by Belmond	Porto Cupecoy	Total
	$’000	$'000	$’000	$'000

Current assets	—	1,503	—	1,503
Real estate assets	720	—	720	720
Property, plant and equipment	—	32,193	—	32,193

Total assets held for sale	720	33,696	720	34,416

Current liabilities	—	(1,611)	—	(1,611)

Total liabilities held for sale	—	(1,611)	—	(1,611)

Assets of Porto Cupecoy at June 30, 2014 comprise one condominium which was excluded from the disposal of the Porto Cupecoy development as it was already under a separate sales contract at the time.

4.    Variable interest entities

(a)    VIEs of which Belmond is the primary beneficiary

Belmond holds a 19.9% equity investment in Charleston Center LLC, owner of Belmond Charleston Place. Belmond has also made a number of loans to the hotel. Belmond concluded that Charleston Center LLC is a variable interest entity (“VIE”) because the total equity at risk is insufficient for the entity to fund its operations without additional subordinated financial support, the majority of which has been provided by Belmond. Belmond is the primary beneficiary of this VIE because it is expected to absorb a majority of the VIE’s expected losses and residual gains through the subordinated financial support it has provided, and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within Belmond’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013
	$’000	$’000

Current assets	9,233	10,517
Property, plant and equipment	193,852	187,854
Goodwill	40,395	40,395
Other assets	1,508	1,895

Total assets	244,988	240,661

Current liabilities	7,044	6,722
Third-party debt, including $1,722 and $1,805 current portion	95,249	96,150
Long-term accrued interest on subordinated debt	15,640	15,340
Deferred income taxes	61,176	60,892

Total liabilities	179,109	179,104

Net assets (before amounts payable to Belmond of $94,164 and $92,692)	65,879	61,557

The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel’s separate assets are not available to pay the debts of Belmond and the hotel’s separate liabilities do not constitute obligations of Belmond. This non-recourse obligation is presented separately on the condensed consolidated balance sheets of Belmond.

(b)    VIEs of which Belmond is not the primary beneficiary

Belmond holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. Belmond concluded that the Peru rail joint venture is a VIE because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture’s board of directors, which has equal representation from both joint venture partners. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) from unconsolidated companies, net of tax in the statements of condensed consolidated operations.

The carrying amounts and maximum exposures to loss as a result of Belmond’s involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	$’000	$’000	$’000	$’000

Investment	39,915	38,095	39,915	38,095
Due from unconsolidated company	2,987	4,957	2,987	4,957
Guarantees	—	—	5,042	5,920
Contingent guarantees	—	—	12,709	14,731

Total	42,902	43,052	60,653	63,703

The maximum exposure to loss for the Peru rail joint venture exceeds Belmond’s carrying amounts in the joint venture due to guarantees, which, as discussed below, are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at June 30, 2014, Belmond does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $5,042,000 and contingently guaranteed $6,279,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,430,000, through May 2015.

Long-term debt obligations of the rail joint venture in Peru at June 30, 2014 totaling $5,042,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on Belmond’s financial flexibility.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz by Belmond, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, Belmond acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of an environmental park which is being created in the area. The compulsory purchase of the land is therefore expected to be carried out by the State of Rio de Janeiro. Belmond is currently in negotiation to recover its investment in the project and fully expects to do so.

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	June 30, 2014	December 31, 2013
	$’000	$’000

Current assets	67,656	64,145

Property, plant and equipment, net	344,945	342,731
Other assets	23,728	24,142
Non-current assets	368,673	366,873

Total assets	436,329	431,018

Current liabilities	141,225	154,213

Long-term debt	46,176	37,043
Other liabilities	139,986	127,002
Non-current liabilities	186,162	164,045

Total shareholders’ equity	108,942	112,760

Total liabilities and shareholders’ equity	436,329	431,018

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Revenue	45,626	44,447	80,341	79,607

Gross profit[1]	28,052	25,579	46,533	44,841

Net earnings[2]	2,948	6,490	2,596	5,496
1 Gross profit is defined as revenues less cost of services of the unconsolidated companies.
2 There were no discontinued operations, extraordinary items or cumulative effects of a change in an accounting principle in the unconsolidated companies.

Included in unconsolidated companies are Belmond’s hotel and rail joint ventures in Peru, under which Belmond and the other 50% participant must contribute equally additional equity needed for the businesses.  If the other participant does not meet this obligation, Belmond has the right to dilute the other participant and obtain a majority equity interest in the affected joint venture company.  Belmond also has rights to purchase the other participant’s interests, which rights are exercisable in limited circumstances such as the other participant’s bankruptcy.

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at June 30, 2014, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2020, $20,000,000 of debt obligations of the joint venture in Peru that operates four hotels. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At June 30, 2014, long-term debt obligations totaling $77,355,000 of Hotel Ritz by Belmond in Madrid, Spain, in which Belmond has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Belmond anticipates negotiations with the lender as to how to bring the hotel into long-term compliance. Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees. Belmond and its joint venture partner have each guaranteed $10,268,000 of the debt obligations.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2014	December 31, 2013
	$’000	$’000

Land and buildings	987,311	1,013,015
Machinery and equipment	210,760	210,992
Fixtures, fittings and office equipment	208,966	209,050
River cruise ship and canal boats	19,178	19,082

	1,426,215	1,452,139
Less: Accumulated depreciation	(337,102)	(330,390)

Total property, plant and equipment, net of accumulated depreciation	1,089,113	1,121,749

The major classes of assets under capital leases included above are as follows:

	June 30, 2014	December 31, 2013
	$’000	$’000

Machinery and equipment	757	889
Fixtures, fittings and office equipment	107	108

	864	997
Less: Accumulated depreciation	(718)	(905)

Total assets under capital leases, net of accumulated depreciation	146	92

The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2014 was $12,647,000 (June 30, 2013 - $12,101,000) and $24,698,000 (June 30, 2013 - $23,489,000), respectively.

The property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $193,852,000 at June 30, 2014 (December 31, 2013 - $187,854,000) is separately disclosed on the condensed consolidated balance sheets.

There were no impairments in the three months ended June 30, 2014 (June 30, 2013 - $Nil). There were no impairments in the six months ended June 30, 2014. During the six months ended June 30, 2013, Belmond recorded a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of Belmond La Samanna, St. Martin, French West Indies based on a strategic review of its assets. The carrying value was written down to the hotel’s fair value.

For the three and six months ended June 30, 2014, Belmond capitalized interest in the amount of $Nil (June 30, 2013 - $Nil) and $Nil (June 30, 2013 - $1,088,000), respectively. All amounts capitalized were recorded in property, plant and equipment.

7.    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

	At January 1, 2014
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Ending balance at June 30, 2014
	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	87,885	(10,104)	77,781	—	(991)	76,790
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	29,220	(8,113)	21,107	—	(6,406)	14,701
Owned trains and cruises	8,037	—	8,037	—	82	8,119

Total	191,243	(34,327)	156,916	—	(7,315)	149,601

There were no triggering events in the six months ended June 30, 2014 that would have required Belmond to reassess the carrying value of goodwill.

8.    Other intangible assets

Other intangible assets consist of the following as of June 30, 2014:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2014	8,660	1,723	7,100	17,483
Foreign currency translation adjustment	75	52	—	127

Balance at June 30, 2014	8,735	1,775	7,100	17,610

Accumulated amortization:
Balance at January 1, 2014	2,268	1,063		3,331
Charge for the period	121	71		192
Foreign currency translation adjustment	18	32		50

Balance at June 30, 2014	2,407	1,166		3,573

Net book value:
At June 30, 2014	6,328	609	7,100	14,037

At December 31, 2013	6,392	660	7,100	14,152

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over 10 years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Total amortization expense for the three and six months ended June 30, 2014 was $124,000 (June 30, 2013 - $138,000) and $192,000 (June 30, 2013 - $228,000), respectively. Estimated total amortization expense for the remainder of the year ending December 31, 2014 is $192,000 and for each of the years ending December 31, 2015 to December 31, 2019 is $384,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	June 30, 2014	December 31, 2013
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property (excluding real estate) with a maturity of seven years (December 31, 2013 - one to nine years), with a weighted average interest rate of 4.52% (December 31, 2013 - 4.22%)	548,991	543,567
Obligations under capital lease	62	14

Total long-term debt and obligations under capital lease	549,053	543,581

Less: Current portion	5,514	71,011
Less: Discount on secured term loan	2,649	—

Non-current portion of long-term debt and obligations under capital lease	540,890	472,570

On March 21, 2014, Belmond entered into a $551,955,000 secured term loan and a $105,000,000 revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2014:

$’000

Remainder of 2014	2,759
2015	5,519
2016	5,519
2017	5,520
2018	5,508
2019	5,504
2020 and thereafter	518,724

Total long-term debt and obligations under capital lease	549,053

The Company has guaranteed $548,991,000 of the long-term debt of its subsidiary companies as at June 30, 2014 (December 31, 2013 - $384,818,000).

Deferred financing costs related to the above outstanding long-term debt were $15,478,000 at June 30, 2014 (December 31, 2013 - $10,197,000) and are amortized to interest expense over the term of the corresponding long-term debt. These costs are included in Other assets on the condensed consolidated balance sheets.

A loss on extinguishment of debt of $14,506,000 was recognized in the six months ended June 30, 2014 (June 30, 2013 - $Nil). The loss comprised costs associated with the March corporate debt refinancing, including $8,926,000 write-off of unamortized deferred financing costs, $3,985,000 swap cancellation costs and $1,330,000 of fees to prepay Belmond’s previous loans.

The debt of Charleston Center LLC, a consolidated VIE, of $95,249,000 at June 30, 2014 (December 31, 2013 - $96,150,000) is non-recourse to Belmond and separately disclosed on the condensed consolidated balance sheets.  The debt, entered into in October 2010, was extended at Charleston Center LLC’s option in October 2013 to give a revised maturity of October 2014, with a further one year extension option available to the borrower, and the interest rate is at LIBOR plus a margin of 3.50% per annum. Deferred financing costs related to this debt were $527,000 at June 30, 2014 (December 31, 2013 - $883,000).

(b)                              Revolving credit and working capital facilities

Belmond had approximately $107,249,000 of revolving credit and working capital facilities at June 30, 2014 (December 31, 2013 - $3,021,000) of which $5,518,000 has been allocated to an existing letter of credit and $101,731,000 was available (December 31, 2013 - $2,883,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2014	December 31, 2013
	$’000	$’000

Interest rate swaps (see Note 18)	522	1,878
Long-term accrued interest on subordinated debt at Belmond Charleston Place	15,640	15,340
Deferred lease incentive	366	393
Contingent consideration on acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea (see Note 16)	1,232	1,240
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 3)	2,850	—
Accrued income tax	3,309	—

Total other liabilities	23,919	18,851

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	279	294	554	591
Expected return on assets	(291)	(227)	(578)	(456)
Net amortization and deferrals	140	228	279	458

Net periodic benefit cost	128	295	255	593

During the three and six months ended June 30, 2014, contributions were made to Belmond’s U.K. defined benefit pension plan of $540,000 (June 30, 2013 - $497,000) and $1,077,000 (June 30, 2013 - $999,000), respectively. Belmond anticipates contributing an additional $1,250,000 to fund the plan in 2014 for a total of $2,327,000.

12.    Income taxes

In the three and six months ended June 30, 2014, the income tax provision was $11,561,000 (June 30, 2013 - $3,652,000) and $1,319,000 (June 30, 2013 - benefit of $2,258,000), respectively.

In the six months ended June 30, 2014, a provision for income taxes arises on losses before income taxes because the Company is unable to recognize a tax benefit in respect of losses in some territories in which Belmond operates.

The provision for income taxes in the three and six months ended June 30, 2014 was higher than in the three and six months ended June 30, 2013 due primarily to increased underlying earnings from operations in the three and six months ended June 30, 2014 and unfavorable changes in the profits mix.

13.    Supplemental cash flow information

	Six months ended
	June 30, 2014	June 30, 2013
	$’000	$’000

Cash paid during the period for:
Interest	15,775	12,755

Income taxes, net of refunds	9,115	8,824

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $29,000 for the six months ended June 30, 2014 (June 30, 2013 - $630,000).

14.    Restricted cash

The major balances in restricted cash are as follows:

	June 30, 2014	December 31, 2013
	$’000	$’000

Cash deposit held with a bank pending completion of sale of Inn at Perry Cabin by Belmond	—	4,000
Cash deposits required to be held with lending banks as collateral	2,044	8,391
Escrow deposits and other restricted cash at Porto Cupecoy	—	355
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	1,707	681
Security required under the European Union Package Travel Directive	207	209

Total restricted cash	3,958	13,636

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at June 30, 2014 was $2,044,000 (December 31, 2013 - $7,633,000).

15.    Share-based compensation plans

At June 30, 2014, Belmond had three share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and six months ended June 30, 2014 was $2,185,000 (June 30, 2013 - $2,335,000) and $2,976,000 (June 30, 2013 - $3,885,000), respectively. The total compensation cost related to unexercised options and unvested share awards at June 30, 2014 to be recognized over the period July 1, 2014 to June 30, 2017, was $11,468,000 and the weighted average period over which it is expected to be recognized is 25 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of three years, and substantially all awards of share options have a maximum term of 10 years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the six months ended June 30, 2014.

2009 share award and incentive plan

During the six months ended June 30, 2014, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares without performance criteria were made using the Black-Scholes options pricing model. Estimates of fair values of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model.

2009 share award and incentive plan	Class A common shares	Date granted	Date vested	Purchase price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Share options	266,700	June 20, 2014	June 20, 2017	$14.08	46%	1.71%	$—	4.5 years
Deferred shares without performance criteria	94,000	March 21, 2014	March 21, 2017	$0.01	46%	0.91%	$—	3 years
Deferred shares with performance criteria and market conditions	251,400	March 21, 2014	March 21, 2017	$0.01	46%	0.89%	$—	3 years

16.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $14,168,000 at June 30, 2014 (December 31, 2013 - $21,867,000).

As part of the consideration for the acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea in January 2010, Belmond agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Belmond Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At June 30, 2014, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid). See Note 10.

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date. In order to defend the hotel, in December 2013, CHP commenced a declaratory lawsuit in the Rio state court seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no reserves in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens dispossessed Belmond from the hotel under long-term lease to Belmond without prior notice. As a result, Belmond has been unable to continue operating the hotel and accordingly, to prevent any confusion to its guests, Belmond has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being. Belmond believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. Belmond is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where Belmond has sought emergency arbitral orders to return the hotel to Belmond's possession and management and to stay court proceedings in Indonesia brought by the owner seeking annulment of the lease and damages from Belmond. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings while the Singapore arbitration continues. In April 2014, the Indonesian court dismissed the owner’s case for lack of jurisdiction due to the arbitration clause in the parties’ lease. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order and a committal order of imprisonment for 120 days.

While Belmond believes it has a strong case on the merits in the Ubud Hanging Gardens matter, it may ultimately be unsuccessful in recovering the hotel or otherwise in pursuing its remedies against the owner, and therefore Belmond has recorded Ubud Hanging Gardens as a discontinued operation and recorded a non-cash impairment charge relating to long-lived assets and goodwill of the hotel as well as a write-off of net current assets of the hotel in the fourth quarter of 2013. See Note 3. Management cannot estimate the range of possible additional loss to Belmond and has made no reserves in respect of this matter.

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

In May 2010, Belmond settled litigation for infringement of its “Cipriani” trademark in the European Union.  An amount of $3,947,000 was paid by the defendants to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $1,633,000 at June 30, 2014, have not been recognized by Belmond because of the uncertainty of collectability. Despite the May 2010 settlement and Belmond's belief that the ownership issues over the “Cipriani” trademark in the European Union had been resolved in its favor, Belmond has recently initiated an infringement action in Spain against a company beneficially owned by members of the Cipriani family with whom Belmond had reached the 2010 settlement, and is defending an infringement claim made by certain members of the Cipriani family against Belmond in Italy. While Belmond believes that it has a meritorious defense to the claim in Italy and a strong case against the defendants in Spain, Belmond may fail to prevail in either of these actions. Management cannot estimate the range of possible additional loss to Belmond which has made no reserves in these matters.

Future rental payments as at June 30, 2014 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2014	5,895
2015	11,114
2016	11,083
2017	11,160
2018	10,684
2019	10,097
2020 and thereafter	75,426

Future rental payments under operating leases	135,459

Rental expense for the three and six months ended June 30, 2014 amounted to $3,146,000 (June 30, 2013 - $2,760,000) and $6,294,000 (June 30, 2013 - $5,313,000), respectively.

Belmond has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase the Belmond Hotel Cipriani in Venice, Italy in the event Belmond proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. This right of first refusal and purchase option are not assignable and expire one year after Mr. Sherwood’s death. These agreements relating to the Belmond Hotel Cipriani between Mr. Sherwood and Belmond and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

17.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014	$’000	$’000	$’000	$’000

Liabilities at fair value:
Derivative financial instruments	—	(2,903)	—	(2,903)

Total net liabilities	—	(2,903)	—	(2,903)

	Level 1	Level 2	Level 3	Total
December 31, 2013	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(4,890)	—	(4,890)

Total net liabilities	—	(4,888)	—	(4,888)

During the three and six months ended June 30, 2014, there were no transfers between levels of the fair value hierarchy.

(b)    Other financial instruments

Certain methods and assumptions are used to estimate the fair value of each class of financial instruments. The carrying amount of current assets and current liabilities as disclosed on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of those instruments.

The fair value of Belmond's long-term debt, excluding interest rate swaps and caps, is determined using the contractual cash flows and credit-adjusted discount curves. The fair value of the debt is the present value of those contractual cash flows which are discounted at the current market cost of debt and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral.

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of June 30, 2014 and December 31, 2013 were as follows:

		June 30, 2014		December 31, 2013
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion, excluding obligations under capital leases	Level 3	548,991	602,964	543,567	562,588

Long-term debt, including current portion, held by consolidated variable interest entities	Level 3	95,249	102,025	96,150	97,775

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no impairments in the six months ended June 30, 2014. The estimated fair value of Belmond’s non-financial assets measured on a non-recurring basis for the six months ended June 30, 2013 was as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in the six months ended June 30, 2013 $’000
Property, plant and equipment	45,000	—	—	45,000	(35,680)

During the six months ended June 30, 2013, property, plant and equipment at Belmond La Samanna with a carrying value of $80,680,000 was written down to fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000. This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

18.    Derivatives and hedging activities

In connection with Belmond’s new corporate facility and the repayment of all of its outstanding funded debt (excluding the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies), all of Belmond’s existing interest rate derivatives were terminated in March 2014. See Note 9. The termination costs incurred were $5,162,000. All amounts in other comprehensive income/ (loss) relating to these derivatives were reclassified to interest expense. New interest rate derivatives were entered into to fix an element of the floating interest rate on the new corporate facility.

Cash flow hedges of interest rate risk

As of June 30, 2014 and December 31, 2013, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2014	December 31, 2013
	’000	’000

Interest Rate Swaps	€74,813	€137,469
Interest Rate Swaps	$172,069	$63,700

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage Belmond’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of June 30, 2014, Belmond had notional amounts of €Nil and $58,520,000 (December 31, 2013 - €73,344,000 and $59,080,000) that were non-designated hedges of Belmond’s exposure to interest rate risk.

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of June 30, 2014 and December 31, 2013:

	Liability derivatives
		Fair value as of	Fair value as of
		June 30, 2014	December 31, 2013
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate swaps	Accrued liabilities	(2,381)	(3,012)
Interest rate swaps	Other liabilities	(522)	(1,878)

Total		(2,903)	(4,890)

Derivatives not designated as hedging instruments:
Interest rate options	Other assets	—	2

Total		—	2

Offsetting

There was no offsetting within derivative assets or derivative liabilities at June 30, 2014 and December 31, 2013. However, these derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 19. At June 30, 2014, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,374,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and six months ended June 30, 2014 was a gain of $1,359,000 (June 30, 2013 - $1,183,000 loss) and $1,039,000 (June 30, 2013 - $72,000 loss), respectively.

Derivative movements not included in other comprehensive income/(loss) for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Amount of gain recognized in interest expense for the ineffective portion of derivatives designated as cash flow hedges	—	—	—	37

Amount of loss recognized in interest expense for derivatives not designated as hedging instruments	—	(7)	(2)	(29)

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of June 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $2,903,000 (December 31, 2013 - $4,890,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $2,899,000 (December 31, 2013 - $4,899,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $204,854,000 at June 30, 2014, being a liability of Belmond (December 31, 2013 - $26,249,000).

19.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Six months ended June 30, 2014	$’000	$’000	$’000	$’000

Balance at January 1, 2014	(81,339)	(3,381)	(8,597)	(93,317)

Other comprehensive loss before reclassifications	(40,646)	(724)	—	(41,370)

Amounts reclassified from AOCI	—	1,205	—	1,205

Net current period other comprehensive income/(loss)	(40,646)	481	—	(40,165)

Balance at June 30, 2014	(121,985)	(2,900)	(8,597)	(133,482)

Foreign currency translation adjustments for the six months ended June 30, 2014 include a loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in functional currency from the U.S. dollar to the Brazilian real, effective from January 1, 2014. See Note 1.

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	June 30, 2014	June 30, 2013
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	595	882	Interest expense

Total reclassifications for the period	595	882

	Amount reclassified from AOCI
	Six months ended
	June 30, 2014	June 30, 2013
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,205	1,783	Interest expense

Total reclassifications for the period	1,205	1,783

20.    Segment information

Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”).

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	78,179	75,190	92,715	91,237
North America	37,329	40,500	75,562	74,999
Rest of world	33,195	30,391	69,725	71,624
Total owned hotels	148,703	146,081	238,002	237,860
Part-owned/managed hotels	1,775	1,634	2,738	2,770
Total hotels	150,478	147,715	240,740	240,630
Owned trains and cruises	23,284	21,783	34,280	30,889
Part-owned/managed trains	1,842	975	3,127	1,788
Total trains and cruises	25,126	22,758	37,407	32,677

Total revenue	175,604	170,473	278,147	273,307

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	29,904	28,135	21,510	20,178
North America	6,889	8,177	14,206	14,534
Rest of world	6,690	4,782	17,466	17,596
Total owned hotels	43,483	41,094	53,182	52,308
Part-owned/managed hotels	1,811	1,792	1,306	(209)
Total hotels	45,294	42,886	54,488	52,099
Owned trains and cruises	2,475	2,486	1,694	1,469
Part-owned/managed trains	3,956	3,194	5,837	5,277
Total trains and cruises	6,431	5,680	7,531	6,746

Reconciliation to net earnings/(losses):
Total segment profit	51,725	48,566	62,019	58,845

Gain on disposal of property, plant and equipment	153	—	3,857	—
Impairment of property, plant and equipment	—	—	—	(35,680)
Central overheads	(8,437)	(7,063)	(16,810)	(16,038)
Share-based compensation	(2,185)	(2,335)	(2,976)	(3,885)
Depreciation and amortization	(12,771)	(12,239)	(24,890)	(23,717)
Loss on extinguishment of debt	—	—	(14,506)	—
Interest income	298	285	700	522
Interest expense	(8,521)	(8,344)	(18,056)	(15,597)
Foreign currency, net	(1,328)	923	(880)	2,999
(Provision for)/benefit from income taxes	(11,561)	(3,652)	(1,319)	2,258
Share of (provision for)/benefit from income taxes of unconsolidated companies	(910)	794	(585)	1,024

Earnings/(losses) from continuing operations	6,463	16,935	(13,446)	(29,269)
(Losses)/earnings from discontinued operations	(467)	402	(1,202)	(400)

Net earnings/(losses)	5,996	17,337	(14,648)	(29,669)

Earnings from unconsolidated companies, net of tax:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	114	586	(752)	(1,000)
Part-owned/managed trains	1,337	2,674	1,790	3,633

Total earnings from unconsolidated companies, net of tax	1,451	3,260	1,038	2,633

Reconciliation of capital expenditure by segment:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	10,913	2,813	19,920	6,441
North America	3,895	9,147	9,235	21,421
Rest of world	4,417	4,278	8,239	7,253
Total owned hotels	19,225	16,238	37,394	35,115
Owned trains and cruises	1,678	1,264	2,558	3,073

Unallocated corporate	16	125	88	149

Total capital expenditure	20,919	17,627	40,040	38,337

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	53,099	48,860	54,417	51,077
United Kingdom	22,975	20,435	31,566	28,097
United States	28,512	31,893	51,896	50,903
Brazil	22,221	18,024	43,508	41,516
All other countries	48,797	51,261	96,760	101,714

Total revenue	175,604	170,473	278,147	273,307

21.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and six months ended June 30, 2014, Belmond earned management fees from Eastern and Oriental Express Ltd. of $33,000 (June 30, 2013 - $48,000) and $205,000 (June 30, 2013 - $233,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at June 30, 2014 was $4,419,000 (December 31, 2013 - $4,232,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Peru Rail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and six months ended June 30, 2014, Belmond earned management and guarantee fees from its Peruvian joint ventures of $3,085,000 (June 30, 2013 - $2,224,000) and $4,884,000 (June 30, 2013 - $3,688,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at June 30, 2014 was $3,567,000 (December 31, 2013 - $5,726,000).

Belmond manages, under long-term contract, Hotel Ritz by Belmond, in which Belmond has a 50% ownership interest. In the three and six months ended June 30, 2014, Belmond earned $327,000 (June 30, 2013 - $299,000) and $555,000 (June 30, 2013 - $498,000), respectively, in management fees from Hotel Ritz by Belmond which are recorded in revenue, and $174,000 (June 30, 2013 - $154,000) and $326,000 (June 30, 2013 - $285,000), respectively, in interest income. The amount due to Belmond from

Hotel Ritz by Belmond at June 30, 2014 was $33,455,000 (December 31, 2013 - $28,828,000). See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II—Other Information, Item 1A—Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

On June 30, 2014, the Company changed its name from Orient-Express Hotels Ltd. to Belmond Ltd. following approval by shareholders at the 2014 annual general meeting held on that date. On July 28, 2014, the Company changed the ticker symbol of its class A common shares listed on the New York Stock Exchange from OEH to BEL.

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Part-owned/managed hotels, (5) Owned trains and cruises and (6) Part-owned/managed trains.

At June 30, 2014, Belmond’s hotel portfolio consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, Charleston, South Carolina, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and 13 in the rest of the world. In addition, Belmond currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

The remaining six hotels are properties which Belmond operates under management contracts. Belmond has unconsolidated equity interests in five of the managed hotels.

During 2013, Belmond ceased to operate Ubud Hanging Gardens in Bali, Indonesia, following what Belmond believes was an unlawful dispossession of Belmond by the landlord. Accordingly, the results of Ubud Hanging Gardens have been reflected as discontinued operations for all periods presented.

In March 2014, Belmond completed the sale of Inn at Perry Cabin by Belmond, St Michaels, Maryland. Belmond will continue to manage the hotel for the new owner. The property has been reclassified as held for sale for all periods shown. Due to Belmond's continuing involvement in managing the hotel, its results, including the gain on sale, are presented within continuing operations.

Belmond's owned trains and cruises segment consists of four tourist trains, two river cruise ships and five canal boats. Belmond's part-owned/ managed trains segment consists of two train businesses, one in which Belmond has an equity interest and an exclusive management contract, and one in which Belmond has an equity investment.

Belmond's real estate development project at Porto Cupecoy on the Dutch side of St. Martin was sold in January 2013 and has been reflected as discontinued operations for all periods presented.

In this report, “ADR” means average daily rate and “RevPAR” means revenue per available room.

Constant currency

Belmond analyzes certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Measurement on a constant currency basis means the results exclude the effect of foreign currency translation and are calculated by translating prior year results at current year exchange rates.

Results of Operations

Belmond’s operating results for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013, expressed as a percentage of revenue, are as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	%	%	%	%

Revenue:
Owned hotels:
Europe	45	44	33	33
North America	21	23	27	27
Rest of world	19	18	25	26
Total owned hotels	85	85	85	86
Part-owned/managed hotels	1	1	1	1
Total hotels	86	86	86	87
Owned trains and cruises	13	13	13	12
Part-owned/managed trains	1	1	1	1
Total trains and cruises	14	14	14	13

Total revenue	100	100	100	100

Cost of services	(45)	(45)	(46)	(46)
Selling, general and administrative	(33)	(34)	(39)	(41)
Depreciation and amortization	(7)	(7)	(9)	(9)
Impairment of property, plant and equipment	—	—	—	(13)
Gain on disposal of property, plant and equipment	—	—	1	—
Loss on extinguishment of debt	—	—	(5)	—
Interest income, interest expense and foreign currency, net	(5)	(4)	(7)	(4)
Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	10	10	(5)	(13)
(Provision for)/benefit from income taxes	(7)	(2)	—	1
Earnings from unconsolidated companies, net of tax	1	2	—	1
Earnings/(losses) from continuing operations	4	10	(5)	(11)
Net (losses)/earnings from discontinued operations, net of tax	—	—	—	—

Net earnings/(losses)	4	10	(5)	(11)

Operating information for Belmond’s owned hotels for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Rooms available
Europe	83,541	84,285	127,126	132,257
North America	65,065	70,458	136,435	134,108
Rest of world	93,457	92,274	185,887	183,534
Worldwide	242,063	247,017	449,448	449,899

Rooms sold
Europe	50,322	52,008	65,994	68,518
North America	44,697	51,252	88,862	92,213
Rest of world	46,414	44,763	103,623	107,581
Worldwide	141,433	148,023	258,479	268,312

Occupancy (percentage)
Europe	60	62	52	52
North America	69	73	65	69
Rest of world	50	49	56	59
Worldwide	58	60	58	60

Average daily rate (in U.S. dollars)
Europe	888	837	773	738
North America	422	393	448	428
Rest of world	432	375	417	396
Worldwide	591	544	519	494

RevPAR (in U.S. dollars)
Europe	535	517	401	382
North America	290	286	292	294
Rest of world	215	182	233	232
Worldwide	346	326	298	295

			Change %
Three months ended June 30,	2014	2013	Dollars	Local currency

Same store RevPAR (in U.S. dollars)
Europe	535	517	3%	2%
North America	290	285	2%	2%
Rest of world	215	182	18%	24%
Worldwide	346	327	6%	6%

The same store RevPAR data for the three months ended June 30, 2014 and June 30, 2013 exclude the operations of Inn at Perry Cabin by Belmond.

			Change %
Six months ended June 30,	2014	2013	Dollars	Local currency

Same store RevPAR (in U.S. dollars)
Europe	401	382	5%	4%
North America	309	307	1%	1%
Rest of world	245	234	5%	17%
Worldwide	311	301	3%	6%

The same store RevPAR data for the six months ended June 30, 2014 and June 30, 2013 exclude the operations of Inn at Perry Cabin by Belmond, Belmond El Encanto in Santa Barbara, California and Belmond Miraflores Park in Lima, Peru.

Overview

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The net earnings attributable to Belmond Ltd. for the three months ended June 30, 2014 were $6.1 million ($0.06 per common share) on revenue of $175.6 million, compared with net earnings of $17.5 million ($0.17 per common share) on revenue of $170.5 million for the three months ended June 30, 2013. The decrease in net earnings is principally due to the provision for income taxes, which was $11.6 million for the three months ended June 30, 2014 compared to $3.7 million for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The net losses attributable to Belmond Ltd. for the six months ended June 30, 2014 were $14.7 million ($0.14 per common share) on revenue of $278.1 million, compared with net losses of $29.8 million ($0.29 per common share) on revenue of $273.3 million for the six months ended June 30, 2013. The decrease in net losses is principally due to the fact that in the six months ended June 30, 2013, a non-cash property, plant and equipment impairment charge of $35.7 million was recognized at Belmond La Samanna, St. Martin while there were no impairments of property, plant and equipment recorded in the six months ended June 30, 2014. This was partially offset by a loss on extinguishment of debt of $14.5 million recorded in the six months ended June 30, 2014, compared to $Nil for the six months ended June 30, 2013.

Revenue

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	78.2	75.2	92.7	91.2
North America	37.3	40.5	75.6	75.0
Rest of world	33.2	30.4	69.7	71.6
Total owned hotels	148.7	146.1	238.0	237.8
Part-owned/managed hotels	1.8	1.7	2.7	2.8
Total hotels	150.5	147.8	240.7	240.6
Owned trains and cruises	23.3	21.7	34.3	30.9
Part-owned/managed trains	1.8	1.0	3.1	1.8
Total trains and cruises	25.1	22.7	37.4	32.7

Total revenue	175.6	170.5	278.1	273.3

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Total revenue was $175.6 million for the three months ended June 30, 2014, an increase of $5.1 million, or 3%, from $170.5 million for the three months ended June 30, 2013. Total hotels revenue was $150.5 million for the three months ended June 30, 2014, an increase of $2.7 million, or 2%, from $147.8 million for the three months ended June 30, 2013. Total hotels revenue growth was driven by a 6% increase in same store RevPAR, partially offset by a $3.4 million decrease as a result of the March 2014 sale of Inn at Perry Cabin by Belmond and a $0.7 million year-over-year revenue decrease at Belmond Miraflores Park primarily as a result of the hotel’s closure for renovation through mid-April 2014. Revenue from trains and cruises was $25.1 million for the three months ended June 30, 2014, an increase of $2.4 million, or 11%, from $22.7 million for the three months ended June 30, 2013, due primarily to an increase in revenue from the Venice Simplon-Orient-Express and the Company's PeruRail joint venture.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Total revenue was $278.1 million for the six months ended June 30, 2014, an increase of $4.8 million, or 2%, from $273.3 million for the six months ended June 30, 2013. Total hotels revenue was $240.7 million for the six months ended June 30, 2014, an increase of $0.1 million (Nil in percentage terms) from $240.6 million for the six months ended June 30, 2013. Same store RevPAR growth of 6% in local currency was offset by unfavorable foreign exchange rate movements, as the Brazilian real, South African rand and Russian ruble weakened against the U.S. dollar. Revenue for the six months ended June 30, 2014 was also impacted by the sale of Inn at Perry Cabin by Belmond in March 2014 and the closure of Belmond Miraflores Park for renovation through mid-April 2014, although this was offset by revenue from Belmond El Encanto, which opened in March 2013. Revenue from trains and cruises was $37.4 million for the six months ended June 30, 2014, an increase of $4.7 million, or 14%, from $32.7 million for the six months ended June 30, 2013, due primarily to increased revenue from the Venice Simplon-Orient-Express and the Company's PeruRail joint venture and to the new river cruise ship Belmond Orcaella, Myanmar which launched in July 2013.

Owned hotels - Europe

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Rooms available	83,541	84,285	127,126	132,257
Rooms sold	50,322	52,008	65,994	68,518
Occupancy (percentage)	60	62	52	52
Average daily rate (in U.S. dollars)	888	837	773	738
RevPAR (in U.S. dollars)	535	517	401	382
Same store RevPAR (in U.S. dollars)	535	517	401	382

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue was $78.2 million for the three months ended June 30, 2014, an increase of $3.0 million, or 4%, from $75.2 million for the three months ended June 30, 2013. Combined revenue growth of $5.8 million from the Company's hotels in continental Europe and the United Kingdom was partially offset by a $2.8 million decrease in revenue at the Company’s one Russian hotel, Belmond Grand Hotel Europe, St. Petersburg. The Company saw particular strength in the quarter from its Italian hotels, with combined revenue growth of $3.6 million. This 8% year-over-year increase was driven by strong ADR growth, due in part to a 19% increase in local currency ADR at Belmond Villa Sant'Andrea, Sicily, Italy following the May 2014 introduction of six new junior suites, and the 5% year-over-year appreciation in the euro, which contributed $2.0 million of revenue growth across the Italian portfolio. Additionally, the Company saw a marked improvement in the performance of Belmond La Residencia in Mallorca, Spain, where second quarter revenue grew $1.5 million or 37% compared to the prior-year quarter due primarily to an eight percentage point increase in occupancy that resulted predominantly from a change in the hotel's revenue management strategy. Revenue at Belmond Grand Hotel Europe continued to be negatively impacted by currency depreciation, with a 10% year-over-year depreciation in the ruble contributing $1.5 million of the hotel’s $2.8 million revenue decline. The hotel’s results were also affected by increased local competition, lower food and beverage revenue due to ongoing restaurant renovation works, and cancellations related to the political situation in Ukraine which management is closely monitoring and expects to have a further negative impact in the third quarter.

ADR in U.S. dollars increased from $837 in the three months ended June 30, 2013 to $888 in the three months ended June 30, 2014, due to the factors described above. Occupancy decreased from 62% in the three months ended June 30, 2013 to 60% in the three months ended June 30, 2014, with the most significant decreases at Belmond Hotel Cipriani, Venice, Italy with a reduction of six percentage points due primarily to the Biennale arts festival occurring in 2013 but not 2014, and Belmond Grand Hotel Europe, with a five percentage point decline. Same store RevPAR increased by 3% in U.S. dollars (2% in local currency), from $517 in the three months ended June 30, 2013 to $535 for the three months ended June 30, 2014, as the 6% increase in ADR was partially offset by the two percentage-point decrease in occupancy.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue was $92.7 million for the six months ended June 30, 2014, an increase of $1.5 million, or 2%, from $91.2 million for the six months ended June 30, 2013. Combined revenue growth of $5.5 million from the Company's hotels in continental Europe and the United Kingdom was partially offset by a $4.1 million decrease in revenue at Belmond Grand Hotel Europe. Exchange rate movements contributed revenue growth of $1.3 million, as the favorable effects of the euro and sterling appreciating by 4% and 8%, respectively, against the U.S. dollar, were partially offset by a 13% depreciation of the Russian ruble. Additionally, the Company saw a marked improvement in the performance of Belmond La Residencia, where revenue growth of $0.7 million, or 14% (after excluding favorable foreign exchange effects), was due primarily to a 13 percentage point increase in occupancy that resulted predominantly from a change in the hotel's revenue management strategy. Of the $4.1 million revenue decline at Belmond Grand Hotel Europe, $2.3 million was due to the depreciation of the ruble, with the remainder attributable to increased local competition, lower food and beverage revenue due to ongoing restaurant renovation works, and cancellations related to the political situation in Ukraine which management is closely monitoring and expects to have a further negative impact in the third quarter.

ADR for the European owned hotels segment increased from $738 in the six months ended June 30, 2013 to $773 in the six months ended June 30, 2014, due to the factors described above. Occupancy remained flat at 52% in the six months ended June 30, 2014 and June 30, 2013. Same store RevPAR increased by 5% in U.S. dollars (4% in local currency), from $382 in the six months ended June 30, 2013 to $401 in the six months ended June 30, 2014.

Owned hotels - North America

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Rooms available	65,065	70,458	136,435	134,108
Rooms sold	44,697	51,252	88,862	92,213
Occupancy (percentage)	69	73	65	69
Average daily rate (in U.S. dollars)	422	393	448	428
RevPAR (in U.S. dollars)	290	286	292	294
Same store RevPAR (in U.S. dollars)	290	285	309	307

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue was $37.3 million for the three months ended June 30, 2014, a decrease of $3.2 million, or 8%, from $40.5 million for the three months ended June 30, 2013. The decrease was primarily the result of the March 2014 sale and agreement to manage Inn at Perry Cabin by Belmond, which resulted in the Company no longer reporting the hotel's results in its owned hotels segment but instead recognizing management fees earned in its part-owned/ managed hotels segment. Inn at Perry Cabin by Belmond generated revenue of $3.4 million in the three months ended June 30, 2013. North American ADR increased from $393 in the three months ended June 30, 2013 to $422 in the three months ended June 30, 2014, due primarily to ADR growth of 16% at Belmond El Encanto, which opened in March 2013, and 10% at Belmond Charleston Place. Occupancy for the segment decreased from 73% for the three months ended June 30, 2013 to 69% for the three months ended June 30, 2014. On a same store basis (which excludes Inn at Perry Cabin by Belmond), RevPAR increased from $285 in the three months ended June 30, 2013 to $290 for the three months ended June 30, 2014, an increase of 2% in U.S. dollar terms, as the 7% increase in ADR was partially offset by the four percentage-point decrease in occupancy.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue was $75.6 million for the six months ended June 30, 2014, an increase of $0.6 million, or 1%, from $75.0 million for the six months ended June 30, 2013. The increase was mainly due to revenue growth of $3.3 million at Belmond El Encanto, which opened in March 2013, and $1.5 million at Belmond Charleston Place, due to strong RevPAR and food and beverage growth. Partially offsetting this revenue growth was a decrease at Inn at Perry Cabin by Belmond of $3.7 million, the result of the March 2014 sale of the hotel. North American ADR increased from $428 in the six months ended June 30, 2013 to $448 in the six months ended June 30, 2014. Occupancy decreased from 69% for the six months ended June 30, 2013 to 65% for the six months ended June 30, 2014. On a same store basis (which excludes Belmond El Encanto and Inn at Perry Cabin by Belmond), RevPAR increased from $307 in the six months ended June 30, 2013 to $309 for the six months ended June 30, 2014, an increase of 1% in U.S. dollar terms.

Owned hotels - Rest of world

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Rooms available	93,457	92,274	185,887	183,534
Rooms sold	46,414	44,763	103,623	107,581
Occupancy (percentage)	50	49	56	59
Average daily rate (in U.S. dollars)	432	375	417	396
RevPAR (in U.S. dollars)	215	182	233	232
Same store RevPAR (in U.S. dollars)	215	182	245	234

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue was $33.2 million for the three months ended June 30, 2014, an increase of $2.8 million, or 9%, from $30.4 million for the three months ended June 30, 2013. This increase was the result of the strong performances of the Company's two Brazilian hotels due largely to the 2014 FIFA World Cup, which impacted 18 nights during the second quarter. With revenue growth of $2.9 million or 21%, Belmond Copacabana Palace, Rio de Janeiro had a record second quarter. Belmond Hotel das Cataratas, Iguassu Falls also achieved its highest second quarter revenue since the Company completed a planned renovation of the hotel in 2010, with revenue up $1.3 million or 33% over the prior-year quarter. Excluding the impact of the 7% year-over-year depreciation of the Brazilian real, combined revenue for the two hotels would have increased by $5.2 million over the second quarter of 2013.

Growth at the Company's Brazilian hotels was partially offset by year-over-year declines at Belmond Miraflores Park and the Company's Asian hotels. Belmond Miraflores Park was closed for a planned renovation from December 2013 through the middle of April 2014 and, as anticipated, revenue for the hotel declined $0.7 million for the second quarter of 2014 as compared to the prior-year quarter. Revenue for the Company's Asian hotels was down $0.7 million year-over-year primarily as a result of the impact of the media coverage of the political situation in Bangkok, which is an important point of arrival for several of Belmond’s Asian hotels.

ADR for the Rest of world region increased from $375 in the three months ended June 30, 2013 to $432 in the three months ended June 30, 2014, largely as a result of the impact of the World Cup. Occupancy increased from 49% for the three months ended June 30, 2013 to 50% for the three months ended June 30, 2014. Same store RevPAR increased by 18% in U.S. dollars, from $182 in the three months ended June 30, 2013 to $215 for the three months ended June 30, 2014, an increase of 24% when measured in local currency.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue was $69.7 million for the six months ended June 30, 2014, a decrease of $1.9 million, or 3%, from $71.6 million for the six months ended June 30, 2013. This decrease is largely attributable to the fact that Belmond Miraflores Park was closed for renovation from December 2013 through the middle of April 2014, which caused a $3.0 million decline in revenue. In addition, revenue for the Company's Asian hotels was down $1.4 million year-over-year primarily as a result of the impact of the media coverage of the political situation in Bangkok, which is an important point of arrival for several of Belmond’s Asian hotels. These decreases were partially offset by growth at the Company’s Brazilian hotels due largely to the 2014 FIFA World Cup, with the two hotels showing combined revenue growth of $2.0 million for the six months ended June 30, 2014. Excluding the impact of the 12% year-over-year depreciation of the Brazilian real, combined revenue for the two hotels would have increased by $6.6 million over the six months ended June 30, 2013. Belmond Mount Nelson Hotel in Cape Town, South Africa was also adversely affected by currency movements, as the 16% depreciation of the South African rand was responsible for a revenue decrease of $1.1 million.

ADR for the Rest of world region increased from $396 in the six months ended June 30, 2013 to $417 in the six months ended June 30, 2014. Occupancy decreased from 59% for the six months ended June 30, 2013 to 56% for the six months ended June 30, 2014. Same store RevPAR (which excludes Belmond Miraflores Park) increased by 5% in U.S. dollars, from $234 in the six months ended June 30, 2013 to $245 for the six months ended June 30, 2014, an increase of 17% when measured in local currency.

Part-owned/managed hotels

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue was $1.8 million for the three months ended June 30, 2014, an increase of $0.1 million, or 6%, from $1.7 million for the three months ended June 30, 2013 due to technical service fees related to the redesign of The Cadogan, the hotel in London, England which Belmond recently signed an agreement to manage.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue was $2.7 million for the six months ended June 30, 2014, a decrease of $0.1 million, or 4%, from $2.8 million for the six months ended June 30, 2013 due to decreased management fees from the hotels in Peru, which have seen a fall in guest numbers.

Owned trains and cruises

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue was $23.3 million for the three months ended June 30, 2014, an increase of $1.6 million, or 7%, from $21.7 million for the three months ended June 30, 2013. This growth was primarily the result of a $1.0 million increase in revenue from the Venice Simplon-Orient-Express, which benefited from the 10% year-over-year appreciation in the British pound sterling, and year-over-year revenue growth from the Belmond Northern Belle U.K. day-train, Belmond Royal Scotsman and Belmond Orcaella of $0.4 million, $0.3 million and $0.2 million, respectively. These increases were partially offset by a $0.4 million decrease in revenue from the Belmond British Pullman U.K. day-train which operated seven fewer trips, including five fewer charters, during the current-year quarter than it did in the previous-year period.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue was $34.3 million for the six months ended June 30, 2014, an increase of $3.4 million, or 11%, from $30.9 million for the six months ended June 30, 2013. Growth was driven by Belmond Orcaella, Belmond’s river cruise operation that launched in July 2013 and recorded revenue of $1.9 million for the six months ended June 30, 2014. In addition, exchange rate movements caused an increase in revenue of $2.0 million, due to the 8% appreciation of sterling against the U.S. dollar.

Part-owned/managed trains

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenue was $1.8 million in the three months ended June 30, 2014, an increase of $0.8 million, or 80%, from $1.0 million in the three months ended June 30, 2013, due to an increase in Peru Rail management fee rates.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenue was $3.1 million in the six months ended June 30, 2014, an increase of $1.3 million, or 72%, from $1.8 million in the six months ended June 30, 2013, due to a change in Peru Rail management fee rates.

Cost of services

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Cost of services was $78.6 million for the three months ended June 30, 2014, an increase of $2.1 million, or 3%, from $76.5 million for the three months ended June 30, 2013. As a percentage of revenue, cost of services was 45% in the three months ended June 30, 2014 and 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Cost of services was $128.5 million for the six months ended June 30, 2014, an increase of $3.7 million, or 3%, from $124.8 million for the six months ended June 30, 2013. As a percentage of revenue, cost of services was 46% in the six months ended June 30, 2014 and 2013.

Selling, general and administrative expenses

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Selling, general and administrative expenses were $58.2 million for the three months ended June 30, 2014, an increase of $0.9 million, or 2%, from $57.3 million for the three months ended June 30, 2013. As a percentage of revenue, selling, general and administrative expenses were 33% in the three months ended June 30, 2014 compared to 34% in the three months ended June 30, 2013. Excluding Inn at Perry Cabin by Belmond and Belmond Orcaella, selling, general and administrative expenses as a percentage of revenue were 33% in the three months ended June 30, 2014 and 2013.

Central costs within selling, general and administrative expenses were $10.6 million for the three months ended June 30, 2014 (including $2.2 million of non-cash share-based compensation expense), an increase of $1.2 million, or 13%, from $9.4 million for the three months ended June 30, 2013 (including $2.3 million of non-cash share-based compensation expense). Central costs for the three months ended June 30, 2014 included central marketing costs of $1.4 million compared to $0.2 million in the three months ended June 30, 2013, partially due to Belmond brand launch expenses incurred in the current period. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) were 5% for the three months ended June 30, 2014 compared to 4% for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Selling, general and administrative expenses were $109.0 million for the six months ended June 30, 2014, a decrease of $2.2 million, 2%, from $111.2 million for the six months ended June 30, 2013. As a percentage of revenue, selling, general and administrative expenses were 39% in the six months ended June 30, 2014 compared to 41% in the six months ended June 30, 2013. Excluding Inn at Perry Cabin by Belmond, Belmond El Encanto, Belmond Miraflores Park and Belmond Orcaella, selling, general and administrative expenses as a percentage of revenue were 39% in the six months ended June 30, 2014 compared to 40% in the six months ended June 30, 2013.

Central costs within selling, general and administrative expenses were $19.8 million for the six months ended June 30, 2014 (including $3.0 million of non-cash share-based compensation expense), a decrease of $0.1 million, or 1%, from $19.9 million for the six months ended June 30, 2013 (including $3.9 million of non-cash share-based compensation expense). Central costs for the six months ended June 30, 2014 included central marketing costs of $2.4 million compared to $0.6 million in the six months ended June 30, 2013, partially due to Belmond brand launch expenses incurred in 2014. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) were 6% for the six months ended June 30, 2014 and 2013.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings/(losses) before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”). Segment performance for the three and six months ended June 30, 2014 and 2013 is analyzed as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$ millions	$ millions	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	29.8	28.1	21.5	20.2
North America	6.9	8.2	14.2	14.5
Rest of world	6.7	4.8	17.5	17.6
Total owned hotels	43.4	41.1	53.2	52.3
Part-owned/managed hotels	1.8	1.8	1.3	(0.2)
Total hotels	45.2	42.9	54.5	52.1
Owned trains and cruises	2.5	2.5	1.7	1.4
Part-owned/managed trains	4.0	3.2	5.8	5.3
Total trains and cruises	6.5	5.7	7.5	6.7

Reconciliation to net earnings/(losses):
Total segment profit	51.7	48.6	62.0	58.8

Gain on disposal of property, plant and equipment	0.2	—	3.9	—
Impairment of property, plant and equipment	—	—	—	(35.7)
Central costs	(10.6)	(9.4)	(19.8)	(19.9)
Depreciation and amortization	(12.8)	(12.2)	(24.9)	(23.7)
Loss on extinguishment of debt	—	—	(14.5)	—
Interest income, interest expense and foreign currency, net	(9.5)	(7.2)	(18.2)	(12.1)
(Provision for)/benefit from income taxes	(11.6)	(3.7)	(1.3)	2.3
Share of (provision for)/benefit from income taxes of unconsolidated companies	(0.9)	0.8	(0.6)	1.0

Earnings/(losses) from continuing operations	6.5	16.9	(13.4)	(29.3)
(Losses)/earnings from discontinued operations	(0.5)	0.4	(1.2)	(0.4)

Net earnings/(losses)	6.0	17.3	(14.6)	(29.7)

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The European owned hotels reported segment profit of $29.8 million for the three months ended June 30, 2014, an increase of $1.7 million, or 6%, from $28.1 million for the three months ended June 30, 2013. This increase was the result of earnings growth of $3.4 million at the Company's hotels in continental Europe and the United Kingdom, partially offset by a $1.6 million decrease in earnings from Belmond Grand Hotel Europe. As a percentage of European owned hotels revenue, segment profit was 38% for the three months ended June 30, 2014 compared to 37% for the three months ended June 30, 2013.

The North American owned hotels reported segment profit of $6.9 million for the three months ended June 30, 2014, a decrease of $1.3 million, or 16%, from $8.2 million for the three months ended June 30, 2013, primarily as a result of the March 2014 sale of Inn at Perry Cabin by Belmond, which reported earnings of $0.9 million in the three months ended June 30, 2013. The remaining decrease is due to declines of $0.5 million at Belmond La Samanna, due mainly to cost increases related to the appreciation of the euro; $0.3 million at Belmond Charleston Place due to decreased leisure business and an increase in benefit costs; and $0.3 million at '21' in New York City due to decreased banqueting business. Partially offsetting these decreases was a $0.6 million year-over-year increase in earnings at Belmond El Encanto. As a percentage of North American owned hotels revenue, segment profit was 18% for the three months ended June 30, 2014 compared to 20% for the three months ended June 30, 2013.

The Rest of world owned hotels reported segment profit of $6.7 million for the three months ended June 30, 2014, an increase of $1.9 million, or 40%, from $4.8 million for the three months ended June 30, 2013. Combined year-over-year growth of $3.0 million at Belmond Copacabana Palace and Belmond Hotel das Cataratas due to the FIFA World Cup was offset by a $0.8 million year-over-year decrease for Belmond Miraflores Park due to the hotel’s planned renovation and a $0.8 million net decrease in earnings for the Company's Asian hotels. As a percentage of Rest of world owned hotels revenue, segment profit was 20% for the three months ended June 30, 2014 compared to 16% for the three months ended June 30, 2013.

The Part-owned/managed hotels reported segment profit of $1.8 million for the three months ended June 30, 2014 and 2013. A $0.2 million increase at Hotel Ritz by Belmond in Madrid, Spain which had a nine percentage point increase in occupancy as a result of new sales strategies and continued signs of an improvement in the Spanish economy, was offset by decreased earnings from the Company's Peru hotels joint venture due to a $0.5 million expense for Belmond’s share of debt extinguishment costs incurred by the joint venture.

The Owned trains and cruises reported segment profit of $2.5 million for the three months ended June 30, 2014 and 2013, as growth from the Venice Simplon-Orient-Express and Belmond Royal Scotsman, which benefited from the 10% year-over-year appreciation in the British pound sterling, was offset by declines for Belmond British Pullman and Belmond Orcaella. Belmond Orcaella was not yet operational in 2013 for the second quarter, which is a loss-making quarter for the cruise due to the seasonality of this business.

The Part-owned/managed trains reported segment profit of $4.0 million for the three months ended June 30, 2014, an increase of $0.8 million, or 25%, from $3.2 million for the three months ended June 30, 2013 attributable to the Company’s Peru Rail joint venture, due to an increase in passenger train revenue primarily as a result of an increase in tickets sold.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The European owned hotels reported segment profit of $21.5 million for the six months ended June 30, 2014, an increase of $1.3 million, or 6%, from $20.2 million for the six months ended June 30, 2013. This increase was the result of earnings growth of $3.2 million at the Company's hotels in continental Europe and the United Kingdom, partially offset by a $1.9 million decrease in earnings from Belmond Grand Hotel Europe. As a percentage of European owned hotels revenue, segment profit was 23% for the six months ended June 30, 2014 compared to 22% for the six months ended June 30, 2013.

The North American owned hotels reported segment profit of $14.2 million for the six months ended June 30, 2014, a decrease of $0.3 million, or 2%, from $14.5 million for the six months ended June 30, 2013. The March 2014 sale of Inn at Perry Cabin by Belmond caused a decrease of $1.0 million. There was also a decrease of $1.2 million at Belmond La Samanna, which experienced cancellations and reduced demand as a result of guest concerns over reports of an outbreak of a mosquito-borne illness in St. Martin and elsewhere in the Caribbean and also suffered from cost increases related to the appreciation of the euro. These declines were partially offset by growth of $2.0 million at Belmond El Encanto, which opened in March 2013. As a percentage of North American owned hotels revenue, segment profit was 19% for the six months ended June 30, 2014 and 2013.

The Rest of world owned hotels reported segment profit of $17.5 million for the six months ended June 30, 2014, a decrease of $0.1 million, or 1%, from $17.6 million for the six months ended June 30, 2013. Combined year-over-year growth of $1.9 million at Belmond Copacabana Palace and Belmond Hotel das Cataratas due to the FIFA World Cup was offset by a $2.3 million year-over-year decrease for Belmond Miraflores Park due to the hotel’s planned renovation and a $1.2 million net decrease in earnings for the Company's Asian hotels. Excluding the effect of the 12% depreciation of the Brazilian real against the U.S. dollar, the combined earnings reported by Belmond’s Brazilian hotels would have increased by $3.1 million compared to the six months ended June 30, 2013. As a percentage of Rest of world owned hotels revenue, segment profit was 25% for the six months ended June 30, 2014 and 2013.

The Part-owned/managed hotels reported segment profit of $1.3 million for the six months ended June 30, 2014, an improvement of $1.5 million from losses of $0.2 million for the six months ended June 30, 2013. A $1.2 million increase at Hotel Ritz by Belmond in Madrid, which had a ten percentage point increase in occupancy as a result of new sales strategies and continued signs of an improvement in the Spanish economy, was offset by decreased earnings from the Company's Peru hotels joint venture due to a $0.5 million expense for Belmond’s share of debt extinguishment costs incurred by the joint venture.

The Owned trains and cruises reported segment profit of $1.7 million for the six months ended June 30, 2014, an increase of $0.3 million, or 21%, from profit of $1.4 million for the six months ended June 30, 2013. Growth of $0.7 million from Belmond’s river cruise businesses in Myanmar was partially offset by decreases from the U.K.-based train offerings.

The Part-owned/managed trains reported segment profit of $5.8 million for the six months ended June 30, 2014, an increase of $0.5 million, or 9%, from $5.3 million for the six months ended June 30, 2013 attributable to the Company’s Peru Rail joint venture, due to an increase in passenger train revenue primarily as a result of an increase in tickets sold.

Gain on disposal of property, plant and equipment

Three months ended June 30, 2014 compared to three months ended June 30, 2013

A gain on disposal of $0.2 million was recorded in the three months ended June 30, 2014. This relates to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014 but which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

There were no gains or losses on disposal of property, plant and equipment recorded in the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

A gain on disposal of $3.9 million was recorded in the six months ended June 30, 2014. This relates to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014 but which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

There were no gains or losses on disposal of property, plant and equipment recorded in the six months ended June 30, 2013.

Impairment of property, plant and equipment

Three months ended June 30, 2014 compared to three months ended June 30, 2013

There were no impairments of property, plant and equipment recorded in the three months ended June 30, 2014 or 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

There were no impairments of property, plant and equipment recorded in the six months ended June 30, 2014. In the six months ended June 30, 2013, property, plant and equipment at Belmond La Samanna was written down to fair value, resulting in a non-cash impairment charge of $35.7 million.

Depreciation and amortization

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Depreciation and amortization was $12.8 million for the three months ended June 30, 2014, an increase of $0.6 million, or 5%, from $12.2 million for the three months ended June 30, 2013. As a percentage of revenue, depreciation and amortization was 7% in the three months ended June 30, 2014 and 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Depreciation and amortization was $24.9 million for the six months ended June 30, 2014, an increase of $1.2 million, or 5%, from $23.7 million for the six months ended June 30, 2013. As a percentage of revenue, depreciation and amortization was 9% in the six months ended June 30, 2014 and 2013.

Loss on extinguishment of debt

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Loss on extinguishment of debt was $Nil for the three months ended June 30, 2014 and 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Loss on extinguishment of debt was $14.5 million for the six months ended June 30, 2014 compared to $Nil for the six months ended June 30, 2013. The loss for the six months ended June 30, 2014 comprised costs associated with the March corporate debt refinancing, including an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans.

Interest income, interest expense and foreign currency, net

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Interest income, interest expense and foreign currency, net was an expense of $9.5 million for the three months ended June 30, 2014, an increase of $2.3 million, or 32%, from an expense of $7.2 million for the three months ended June 30, 2013. The increase in net expense is mainly due to the fact that a foreign exchange loss of $1.3 million was recognized in the three months ended June 30, 2014 compared to a gain of $0.9 million in the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Interest income, interest expense and foreign currency, net was an expense of $18.2 million for the six months ended June 30, 2014, an increase of $6.1 million, or 50%, from an expense of $12.1 million for the six months ended June 30, 2013. The increase in net expense is mainly due to the fact that a foreign exchange loss of $0.9 million was recognized in the six months ended June 30, 2014 compared to a gain of $3.0 million in the six months ended June 30, 2013. Additionally, Belmond did not capitalize any interest in the six months ended June 30, 2014 but capitalized $1.1 million related to Belmond El Encanto in the six months ended June 30, 2013.

(Provision for)/benefit from income taxes

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The provision for income taxes was $11.6 million for the three months ended June 30, 2014, an increase of $7.9 million, or 214%, from $3.7 million for the three months ended June 30, 2013, due primarily to increased underlying earnings from operations for the three months ended June 30, 2014 and unfavorable changes in the profits mix primarily as a result of the March 2014 corporate debt refinancing. In addition, the provision for income taxes for the three months ended June 30, 2013 included a tax credit of $2.2 million in respect of currency fluctuations.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The provision for income taxes was $1.3 million for the six months ended June 30, 2014, an increase of $3.6 million, or 157%, from a benefit of $2.3 million for the six months ended June 30, 2013. The benefit from income taxes for the six months ended June 30, 2013 included a tax credit of $3.9 million from the release of uncertain tax positions.

Earnings from unconsolidated companies

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Earnings from unconsolidated companies net of tax were $1.5 million for the three months ended June 30, 2014, a decrease of $1.8 million, or 55%, from $3.3 million for the three months ended June 30, 2013. A tax charge of $0.9 million was recognized on earnings from unconsolidated companies for the three months ended June 30, 2014, compared to a tax benefit of $0.8 million for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Earnings from unconsolidated companies net of tax were $1.0 million for the six months ended June 30, 2014, a decrease of $1.6 million, or 62%, from $2.6 million for the six months ended June 30, 2013. A tax charge of $0.6 million was recognized on earnings from unconsolidated companies for the six months ended June 30, 2014, compared to a tax benefit of $1.0 million for the six months ended June 30, 2013.

Net (losses)/earnings from discontinued operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013

The losses from discontinued operations for the three months ended June 30, 2014 were $0.5 million, compared with earnings of $0.4 million for the three months ended June 30, 2013.

Losses from discontinued operations for the three months ended June 30, 2014 comprised legal fees of $0.2 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013, and operating losses at Porto Cupecoy.

Earnings from discontinued operations for the three months ended June 30, 2013 related to Ubud Hanging Gardens and Porto Cupecoy.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

The losses from discontinued operations for the six months ended June 30, 2014 were $1.2 million, compared to $0.4 million for the six months ended June 30, 2013.

Losses from discontinued operations for the six months ended June 30, 2014 comprised legal fees of $0.9 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013, and operating losses at Porto Cupecoy.

Losses from discontinued operations for the six months ended June 30, 2013 included a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, a tax gain of $0.4 million relating to The Westcliff, which was sold in December 2012, and net earnings of $0.4 million from Ubud Hanging Gardens. These gains were offset by operating losses from Porto Cupecoy.

Functional currency change

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. A foreign currency translation adjustment loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses for the six months ended June 30, 2014.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At June 30, 2014, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $641.7 million (December 31, 2013 - $639.8 million), including a current portion of $7.3 million (December 31, 2013 - $72.9 million, including a working capital loan of $0.1 million) repayable within 12 months. Additionally, Belmond had capital commitments at June 30, 2014 amounting to $14.2 million (December 31, 2013 - $21.9 million).

Belmond had cash and cash equivalents of $132.9 million at June 30, 2014, compared to $123.2 million at December 31, 2013. In addition, Belmond had restricted cash balances of $3.9 million, of which $1.9 million is classified as current restricted cash on the consolidated balance sheets and $2.0 million is classified in other assets (December 31, 2013 - $13.6 million, of which $6.0 million was classified in restricted cash and $7.6 million was classified in other assets). At June 30, 2014, there were undrawn amounts available to Belmond under committed lines of credit of $101.7 million (December 31, 2013 - $2.9 million), bringing total cash availability at June 30, 2014 to $234.6 million (December 31, 2013 - $126.1 million), excluding the restricted cash of $3.9 million (December 31, 2013 - $13.6 million). When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

Belmond expects to fund scheduled debt repayments and working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

Recent Events Affecting Belmond’s Liquidity and Capital Resources

In March 2014, Belmond entered into a credit agreement (the “Credit Agreement”) providing for a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, which is non-recourse to Belmond, and apart from the debt of Belmond’s unconsolidated joint venture companies.
Covenant Compliance

The Credit Agreement limits Belmond’s ability to incur additional debt unless certain covenants are met. These covenants are measured on the performance of the consolidated group. The revolving credit facility in the Credit Agreement contains two financial covenants, a maximum net leverage test and a minimum interest cover test, which are both measured quarterly based on Belmond’s trailing 12 months results.
If Belmond does not comply with its financial covenants and the banks that provide the revolving credit facility declare a default and accelerate the repayment of their debt, this will cause an event of default under the Credit Agreement. The cross default threshold in the Credit Agreement to other debt that is recourse to Belmond is $25.0 million.
Belmond continues to closely monitor projected covenant compliance, and if there were a possibility of non-compliance with a covenant, Belmond would proactively meet with the agent or lending bank or banks of the relevant facility to seek an amendment or waiver. Obtaining a waiver may result in additional bank fees or an increase in the interest cost.

At June 30, 2014, two unconsolidated joint venture companies for which Belmond provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru, in which Belmond has a 50% interest, was out of compliance with a debt service coverage ratio covenant for a loan of $5.0 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and Belmond anticipates the joint venture will rectify the breach through refinancing or renegotiating covenant terms. Although the banks currently remain entitled to do so, Belmond does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
Hotel Ritz by Belmond, 50% owned by Belmond, was out of compliance at June 30, 2014 with the debt service coverage ratio in its first mortgage loan facility amounting to $77.4 million.  Although the loan is non-recourse to Belmond and the joint venture partner in the hotel, each has provided separate partial guarantees of $10.3 million as of June 30, 2014, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. Belmond anticipates negotiations with the lender as to how to bring the hotel into long-term compliance. At the date of this report, Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities except for the instances of non-compliance noted above which are not expected to have a material impact on Belmond’s financial flexibility.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $105.3 million at June 30, 2014 (December 31, 2013 - $72.3 million). This increase in working capital is largely due to the refinancing completed during the period that has caused a significant decrease in the current portion of long-term debt and obligations under capital leases falling due within the next 12 months.

Cash Flow - Sources and Uses of Cash

At June 30, 2014 and December 31, 2013, Belmond had cash and cash equivalents of $132.9 million and $123.2 million (excluding $0.4 million cash presented within assets held for sale), respectively. In addition, Belmond had restricted cash of $3.9 million (of which $1.9 million is classified as current restricted cash on the condensed consolidated balance sheets and $2.0 million is classified in other assets) and $13.6 million (of which $6.0 million is classified in restricted cash on the condensed consolidated balance sheets and $7.6 million is classified in other assets) as of June 30, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2014 was $18.5 million compared to $30.7 million for the six months ended June 30, 2013.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $13.4 million for the six months ended June 30, 2014, an improvement of $15.9 million from net losses of $29.3 million for the six months ended June 30, 2013. This improvement is offset in cash terms by the fact that the net losses for the six months ended June 30, 2013 included a non-cash property, plant and equipment impairment charge of $35.7 million, compared to $Nil in the six months ended June 30, 2014. For the six months ended June 30, 2014 there were additional non-cash items including a loss on extinguishment of debt of $14.5 million and a gain on disposal of property, plant and equipment of $3.9 million. In addition, during the six months ended June 30, 2014, the Company paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million.

Investing Activities. Net cash used in investing activities was $0.7 million for the six months ended June 30, 2014, compared to net cash used in investing activities of $24.0 million for the six months ended June 30, 2013.

Capital expenditure of $40.0 million during the six months ended June 30, 2014 included $8.3 million at Belmond Charleston Place primarily for the second phase of the hotel’s rooms renovation project, $8.1 million at Belmond Grand Hotel Europe primarily for the conversion of 19 historic rooms into six suites and renovations of the hotel’s restaurants and meeting rooms, $4.3 million at Belmond Miraflores Park for the hotel’s renovation, $3.3 million at Belmond Hotel Cipriani primarily for the renovation of the hotel’s new Oro restaurant, $2.3 million at Belmond Villa Sant’Andrea primarily for the six junior suites that opened in May 2014,$2.5 million at Belmond Hotel Splendido in Portofino, Italy primarily for the renovation of several of the hotel’s rooms and suites, with the balance being for routine capital expenditures.

Capital expenditure of $38.3 million during the six months ended June 30, 2013 included $18.3 million for the renovation of Belmond El Encanto, $3.6 million primarily for completion of the refurbishment at Belmond Copacabana Palace, $3.4 million at Belmond Charleston Place for refurbishment of the Palmetto Café, $2.5 million primarily for facade works at Belmond Grand Hotel Europe, and the balance for routine capital expenditures.

During the six months ended June 30, 2014, disposal of non-core assets of Inn at Perry Cabin by Belmond resulted in net cash proceeds of $37.8 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3.7 million is reported within gain on sale from property, plant and equipment. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement.

During the six months ended June 30, 2014, there was a release of restricted cash of $6.9 million compared to $0.1 million in the six months ended June 30, 2013. The primary reason for this increase was the repayment of the outstanding property level funded debt of Belmond with the exception of the debt of Charleston Center LLC, a consolidated VIE. Cash deposits were previously required to be held with lending banks to support Belmond’s payment of interest and principal.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2014 was $9.1 million, compared to net cash provided by financing activities of $14.5 million for the six months ended June 30, 2013.

During the six months ended June 30, 2014, Belmond drew $5.4 million of loans to fund capital expenditure at Belmond Miraflores Park and Belmond Grand Hotel Europe and refinanced a $12.0 million loan secured on Belmond Mount Nelson Hotel. Subsequent to these drawdowns, Belmond entered into a $552.0 million secured term loan, the proceeds of which were used to repay all outstanding funded debt of Belmond apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies. Principal repayments under long-term debt were $561.9 million.

During the six months ended June 30, 2013, $12.2 million was borrowed for Belmond El Encanto construction and $24.0 million for corporate purposes, and $4.0 million of the existing debt for Belmond Grand Hotel Europe was repaid. The remaining debt payments were scheduled amortization of existing debt.

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

Capital Commitments

Belmond routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations and existing debt facilities.

There were $14.2 million of capital commitments outstanding at June 30, 2014 (December 31, 2013 - $21.9 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At June 30, 2014, Belmond had $641.7 million (December 31, 2013 - $639.8 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. Total debt at June 30, 2014 includes a $2.6 million reduction to the face value of the corporate debt facility which reflects the balance of the unamortized original issue discount and will be amortized through interest expense over the term of the loan.

On March 21, 2014, Belmond entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

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

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 6.0 years, and the weighted average interest rate is 4.46% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at June 30, 2014 included above comprised $95.2 million (December 31, 2013 - $96.2 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 32% of the outstanding principal amount of Belmond’s consolidated debt is in European euros and the balance primarily in U.S. dollars. At June 30, 2014, 56% of borrowings of Belmond were in floating interest rates.

Belmond has guaranteed or contingently guaranteed debt obligations of certain of its unconsolidated joint venture companies. The following table summarizes these commitments at June 30, 2014:

	Guarantee	Contingent guarantee	Duration
June 30, 2014	$ millions	$ millions

Hotel Ritz by Belmond:
Debt obligations	10.3	—	ongoing
Peru rail joint venture:
Debt obligations	5.0	6.3	through 2017
Concession performance	—	6.4	through May 2015
Peru hotel joint venture:
Debt obligations	—	20.0	through 2020
Total	15.3	32.7

Belmond has guaranteed certain debt obligations for Hotel Ritz by Belmond, in which Belmond has a 50% equity investment.

Belmond has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2017. Belmond has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2015. In addition, Belmond has contingently guaranteed $20.0 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of June 30, 2014, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2013 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Belmond is exposed to market risk from changes in interest rates and foreign currency exchange rates.  These exposures are monitored and managed as part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to mitigate material adverse effects on consolidated earnings and cash flow. Belmond does not hold market rate sensitive financial instruments for trading purposes.

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If interest rates increased by 10% with all other variables held constant, annual net finance costs of Belmond would have increased by approximately $1.5 million based on borrowings outstanding at June 30, 2014.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the European euro, British pound, South African rand, Russian ruble and Brazilian real. Some non-U.S. subsidiaries of the Company borrow in local currencies, and Belmond may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Nine of Belmond’s owned hotels in 2014 operated in European euros, two operated in Brazilian reals, one operated in South African rands, one in British pounds sterling, three in Botswanan pulas, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa and Belmond La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

Belmond’s properties generally match foreign currency earnings and costs to provide a natural hedge against currency movements.  In addition, a significant proportion of the guests at Belmond hotels located outside of the United States originate from the United States. When a foreign currency in which Belmond operates devalues against the U.S. dollar, Belmond has some flexibility to increase prices in local currency, or vice versa.  Management believes that when these factors are combined, Belmond does not face a material exposure to its net earnings from currency movements, although the reporting of Belmond’s revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at June 30, 2014 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 18, there is no material potential impact on net earnings at June 30, 2014 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.    Exhibits

The index to the exhibits appears below, on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 1, 2014

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 2, 2014 Form 8-K Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Orient-Express Hotels Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1		Corporate Governance Guidelines of Belmond Ltd., as amended June 20, 2014
101		Interactive data file