Form 10-Q
period 2014-09-30
Belmond Ltd.
filed 2014-11-06
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

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

 As of November 3, 2014, 103,964,923 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2014	December 31, 2013
	$’000	$’000
Assets
Cash and cash equivalents	158,826	123,159
Restricted cash	2,489	6,003
Accounts receivable, net of allowances of $470 and $563	38,708	35,471
Due from unconsolidated companies	9,277	11,795
Prepaid expenses and other	25,185	25,896
Inventories	40,812	45,056
Assets of discontinued operations held for sale	—	34,416
Total current assets	275,297	281,796

Property, plant and equipment, net of accumulated depreciation of $352,345 and $354,123	1,222,063	1,309,603
Investments in unconsolidated companies	67,561	63,401
Goodwill	141,249	156,916
Other intangible assets	14,125	14,152
Other assets	59,617	53,998
Total assets (1)	1,779,912	1,879,866

Liabilities and Equity
Working capital loans	—	138
Accounts payable	25,145	23,744
Accrued liabilities	80,888	74,187
Deferred revenue	42,129	36,983
Liabilities of discontinued operations held for sale	—	1,611
Current portion of long-term debt and obligations under capital leases	5,569	72,816
Total current liabilities	153,731	209,479

Long-term debt and obligations under capital leases	621,345	566,915
Liability for pension benefit	449	1,606
Other liabilities	23,021	18,851
Deferred income taxes	159,740	169,382
Liability for uncertain tax positions	3,335	2,988
Total liabilities (1)	961,621	969,221

Commitments and contingencies (Note 16)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,964,923 (2013 — 103,604,245)	1,040	1,036
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2013 — 18,044,478)	181	181

Additional paid-in capital	998,670	992,860
Retained earnings	7,900	7,643
Accumulated other comprehensive loss	(190,421)	(93,317)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2013 — 18,044,478)	(181)	(181)
Total shareholders’ equity	817,189	908,222
Non-controlling interests	1,102	2,423
Total equity	818,291	910,645

Total liabilities and equity	1,779,912	1,879,866

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at September 30, 2014 and December 31, 2013 is Charleston Center LLC. These assets and liabilities at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Assets
Cash and cash equivalents	2,203	3,245
Restricted cash	645	742
Accounts receivable, net of allowances of $Nil and $Nil	1,973	3,294
Prepaid expenses and other	2,250	1,212
Inventories	1,942	2,024
Total current assets	9,013	10,517

Property, plant and equipment, net of accumulated depreciation of $27,312 and $23,733	196,344	187,854
Other assets	1,947	1,895
Total assets	207,304	200,266

Liabilities
Accounts payable	1,583	2,787
Accrued liabilities	2,897	1,879
Deferred revenue	3,243	2,056
Current portion of long-term debt and obligations under capital leases	214	1,805
Total current liabilities	7,937	8,527

Long-term debt and obligations under capital leases	97,383	94,345
Other liabilities	15,790	15,340
Deferred income taxes	61,318	60,892
Total liabilities	182,428	179,104

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Revenue	183,519	185,313	461,666	458,620

Expenses:
Cost of services	78,700	79,965	207,241	204,722
Selling, general and administrative	56,882	57,405	165,878	168,642
Depreciation and amortization	12,062	10,656	36,952	34,373
Impairment of property, plant and equipment	—	—	—	35,680

Total operating costs and expenses	147,644	148,026	410,071	443,417

Gain on disposal of property, plant and equipment	121	—	3,978	—

Earnings from operations	35,996	37,287	55,573	15,203

Loss on extinguishment of debt	—	—	(14,506)	—
Interest income	217	239	917	761
Interest expense	(8,407)	(8,877)	(26,463)	(24,474)
Foreign currency, net	612	(2,546)	(268)	453

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	28,418	26,103	15,253	(8,057)

Provision for income taxes	(15,215)	(11,536)	(16,534)	(9,278)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	13,203	14,567	(1,281)	(17,335)

Earnings from unconsolidated companies, net of tax provision of $1,168, $1,928, $1,753 and $904	3,149	2,063	4,187	4,696

Earnings/(losses) from continuing operations	16,352	16,630	2,906	(12,639)

Net losses from discontinued operations, net of tax provision/(benefit) of $Nil, $(417), $Nil and $(713)	(1,469)	(505)	(2,671)	(905)

Net earnings/(losses)	14,883	16,125	235	(13,544)

Net losses/(earnings) attributable to non-controlling interests	49	15	22	(68)

Net earnings/(losses) attributable to Belmond Ltd.	14,932	16,140	257	(13,612)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.16	0.16	0.03	(0.12)
Net earnings/(losses) from discontinued operations	(0.01)	—	(0.03)	(0.01)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.14	0.16	—	(0.13)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.15	0.16	0.03	(0.12)
Net earnings/(losses) from discontinued operations	(0.01)	—	(0.03)	(0.01)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.14	0.15	—	(0.13)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Net earnings/(losses)	14,883	16,125	235	(13,544)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $260, $Nil and $3	(57,937)	13,153	(99,432)	(12,509)
Change in fair value of derivatives, net of tax provision/(benefit) of $Nil, $85, $1,503 and $718	812	89	1,293	2,130
Change in pension liability, net of tax provision/(benefit) of $Nil, $52, $Nil and $Nil	—	(133)	—	(249)
Total other comprehensive income/(losses), net of tax	(57,125)	13,109	(98,139)	(10,628)

Total comprehensive income/(losses)	(42,242)	29,234	(97,904)	(24,172)

Comprehensive (income)/losses attributable to non-controlling interests	235	30	1,057	(59)

Comprehensive income/(losses) attributable to Belmond Ltd.	(42,007)	29,264	(96,847)	(24,231)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
	$'000	$'000

Cash flows from operating activities:
Net earnings/(losses)	235	(13,544)
Less: Net losses from discontinued operations, net of tax	(2,671)	(905)

Net earnings/(losses) from continuing operations	2,906	(12,639)
Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	36,952	34,373
Amortization of finance costs	3,355	5,162
Impairment of property, plant and equipment	—	35,680
Earnings from unconsolidated companies, net of tax	(4,187)	(4,696)
Share-based compensation	5,704	6,531
Excess share-based compensation tax benefit	(106)	—
Change in provisions for uncertain tax positions	379	(2,140)
Change in deferred income tax	1,510	(2,631)
Loss on extinguishment of debt	14,506	—
Gain on disposal of property, plant and equipment	(3,978)	—
Effect of exchange rates on net earnings/(losses)	(1,939)	(4,025)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,468)	(7,049)
Due from unconsolidated companies	(1,671)	(1,254)
Prepaid expenses and other	2	(1,740)
Inventories	1,404	(840)
Escrow and prepaid customer deposits	(1,327)	3,124
Accounts payable	1,602	(2,797)
Accrued liabilities	11,548	19,235
Deferred revenue	11,029	10,929
Other, net	(5,378)	3,227
Other cash movements:
Dividends from equity method investees	2,915	5,053
Proceeds from insurance settlements	887	—
Payment of key money	(3,000)	—
Payment of swap termination costs	(3,985)	—

Net cash provided by operating activities from continuing operations	63,660	83,503
Net cash used in operating activities from discontinued operations	(1,951)	(556)

Net cash provided by operating activities	61,709	82,947

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Nine months ended
	September 30, 2014	September 30, 2013
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(52,481)	(52,326)
Capital expenditure to acquire intangible assets	(287)	—
Investments in unconsolidated companies	(4,890)	(6,323)
Increase in restricted cash	—	(159)
Release of restricted cash	7,582	2,042
Proceeds from sale of property, plant and equipment	37,842	—
Proceeds from insurance settlements	297	234

Net cash used in investing activities from continuing operations	(11,937)	(56,532)
Net cash provided by investing activities from discontinued operations	—	18,862

Net cash used in investing activities	(11,937)	(37,670)

Cash flows from financing activities:
Payments of working capital loans	(135)	—
Exercised stock options and vested share awards	4	5
Excess share-based compensation tax benefit	106	—
Issuance of long-term debt	571,964	104,393
Debt issuance costs	(17,366)	(2,664)
Principal payments under long-term debt	(563,661)	(88,319)

Net cash (used in)/ provided by financing activities from continuing operations	(9,088)	13,415
Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	(9,088)	13,415

Effect of exchange rate changes on cash and cash equivalents	(5,411)	1,070

Net increase in cash and cash equivalents	35,273	59,762

Cash and cash equivalents at beginning of period (includes $394 and $538 of cash presented within assets held for sale)	123,553	93,382

Cash and cash equivalents at end of period (includes $Nil and $378 of cash presented within assets held for sale)	158,826	153,144

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share-based compensation	—	—	—	6,557	—	—	—	—	6,557
Exercised stock options and vested share awards	—	5	—	—	—	—	—	—	5
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(13,612)	—	—	68	(13,544)
Other comprehensive loss	—	—	—	—	—	(10,619)	—	(9)	(10,628)

Balance, September 30, 2013	—	1,034	181	988,663	25,590	(97,000)	(181)	2,426	920,713

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	5,810	—	—	—	—	5,810
Exercised stock options and vested share awards	—	4	—	—	—	—	—	—	4
Dividend to non-controlling interest	—	—	—	—	—	—	—	(264)	(264)
Comprehensive loss:
Net earnings/(losses) attributable to common shares	—	—	—	—	257	—	—	(22)	235
Other comprehensive loss	—	—	—	—	—	(97,104)	—	(1,035)	(98,139)

Balance, September 30, 2014	—	1,040	181	998,670	7,900	(190,421)	(181)	1,102	818,291

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

At September 30, 2014, Belmond owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

Functional currency change

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. A foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses for the nine months ended September 30, 2014.

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

In August 2014, the FASB issued new guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern”. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Belmond is assessing what impact, if any, the adoption of this guidance will have on its disclosures.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Numerator ($'000)
Net earnings/(losses) from continuing operations	16,352	16,630	2,906	(12,639)
Net earnings/(losses) from discontinued operations	(1,469)	(505)	(2,671)	(905)
Net losses/(earnings) attributable to non-controlling interests	49	15	22	(68)

Net earnings/(losses) attributable to Belmond Ltd.	14,932	16,140	257	(13,612)

Denominator (shares '000)
Basic weighted average shares outstanding	103,923	103,337	103,793	103,138
Effect of dilution	2,416	2,236	2,416	—

Diluted weighted average shares outstanding	106,339	105,573	106,209	103,138

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.157	0.161	0.028	(0.123)
Net earnings/(losses) from discontinued operations	(0.014)	(0.005)	(0.026)	(0.009)
Net losses/(earnings) attributable to non-controlling interests	—	—	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.143	0.156	0.002	(0.133)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.154	0.158	0.027	(0.123)
Net earnings/(losses) from discontinued operations	(0.014)	(0.005)	(0.025)	(0.009)
Net losses/(earnings) attributable to non-controlling interests	—	—	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.140	0.153	0.002	(0.133)

For the nine months ended September 30, 2013, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because Belmond incurred a net loss in that period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Share options	820,000	208,600	820,000	3,130,450
Share-based awards	—	—	—	1,481,827

Total	820,000	208,600	820,000	4,612,277

The number of share options and share-based awards unexercised at September 30, 2014 was 820,000 (September 30, 2013 - 4,612,277).

3.    Assets held for sale and discontinued operations

At September 30, 2014, no properties were classified as held for sale. During the nine months ended September 30, 2014, a sale was completed on one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development in Sint Maarten as it was already under a separate sales contract at the time. During the nine months ended September 30, 2014, Inn at Perry Cabin by Belmond, St Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations. For the nine months ended September 30, 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia have been presented as discontinued operations, following the unannounced dispossession of Belmond from the hotel by the owner in November 2013.

During the nine months ended September 30, 2013, Porto Cupecoy was sold. For the three and nine months ended September 30, 2013, the results of operations of Porto Cupecoy have been presented as discontinued operations.

(a)    Properties sold: Inn at Perry Cabin by Belmond and Porto Cupecoy

On March 21, 2014, Belmond completed the sale of the property and operations of Inn at Perry Cabin by Belmond for consideration of $39,700,000, of which $25,680,000 was paid in cash, $11,020,000 was settled directly with the lender to repay the debt facility secured by the property, and $3,000,000 was retained by the buyer as a key money contribution from Belmond to be used for agreed capital enhancements. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. The disposal resulted in a gain of $6,704,000, of which $3,704,000 was recognized on completion on March 21, 2014 and $3,000,000 has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3,704,000 recognized on March 21, 2014 and the subsequent release of the deferred gain is reported within gain on disposal of property, plant and equipment in the statements of condensed consolidated operations.

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

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(252)	(1,217)	(1,469)

Losses before tax	(252)	(1,217)	(1,469)

Net losses from discontinued operations	(252)	(1,217)	(1,469)

	Three months ended September 30, 2013
	Ubud Hanging Gardens	Porto Cupecoy	Keswick Hall	Total
	$'000	$'000	$'000	$'000

Revenue	1,876	692	—	2,568

Earnings before tax, gain on sale and impairment	772	(1,694)	—	(922)

Earnings before tax	772	(1,694)	—	(922)
Tax provision	(231)	—	648	417

Net earnings from discontinued operations	541	(1,694)	648	(505)

	Nine months ended September 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(1,170)	(1,501)	(2,671)

Losses before tax	(1,170)	(1,501)	(2,671)

Net losses from discontinued operations	(1,170)	(1,501)	(2,671)

	Nine months ended September 30, 2013
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000

Revenue	4,489	1,535	—	—	6,024

Earnings/(losses) before tax, gain on sale and impairment	1,303	(3,283)	—	—	(1,980)
Impairment	—	(77)	—	—	(77)
Gain on sale	—	439	—	—	439

Earnings/(losses) before tax	1,303	(2,921)	—	—	(1,618)
Tax (provision)/benefit	(357)	—	422	648	713

Net earnings/(losses) from discontinued operations	946	(2,921)	422	648	(905)

The results of discontinued operations for the three and nine months ended September 30, 2014 include legal fees of $252,000 and $1,170,000, respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner in November 2013. See Note 16.

The results of discontinued operations for the three and nine months ended September 30, 2014 include revenue and costs associated with the sale of one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development in Sint Maarten as it was already under a separate sales contract at the time.

The results of discontinued operations for the nine months ended September 30, 2013 include a tax credit of $422,000 in relation to The Westcliff, Johannesburg, South Africa, which was sold in December 2012. This tax credit arose following the submission of the 2012 tax return in 2013.

The results of discontinued operations for the three and nine months ended September 30, 2013 include a tax credit of $648,000 in relation to Keswick Hall, Charlottesville, Virginia, which was sold in January 2012. This tax credit arose following the submission of the 2012 tax return in 2013.

(c)    Assets and liabilities held for sale

There were no properties classified as held for sale at September 30, 2014. Assets and liabilities of the properties classified as held for sale at December 31, 2013 consist of the following:

	December 31, 2013
	Inn at Perry Cabin by Belmond	Porto Cupecoy	Total
	$'000	$’000	$'000

Current assets	1,503	—	1,503
Real estate assets	—	720	720
Property, plant and equipment	32,193	—	32,193

Total assets held for sale	33,696	720	34,416

Current liabilities	(1,611)	—	(1,611)

Total liabilities held for sale	(1,611)	—	(1,611)

4.    Variable interest entities

(a)    VIEs of which Belmond is the primary beneficiary

Belmond holds a 19.9% equity investment in Charleston Center LLC, owner of Belmond Charleston Place, Charleston, South Carolina. Belmond has also made a number of loans to the hotel. Belmond concluded that Charleston Center LLC is a variable interest entity (“VIE”) because the total equity at risk is insufficient for the entity to fund its operations without additional subordinated financial support, the majority of which has been provided by Belmond. Belmond is the primary beneficiary of this VIE because it is expected to absorb a majority of the VIE’s expected losses and residual gains through the subordinated financial support it has provided, and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

The carrying amount of consolidated assets and liabilities of Charleston Center LLC included within Belmond’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Current assets	9,013	10,517
Property, plant and equipment, net of accumulated depreciation of $27,312 and $23,733	196,344	187,854
Goodwill	40,395	40,395
Other assets	1,947	1,895

Total assets	247,699	240,661

Current liabilities, including $214 and $1,805 current portion of third-party debt	7,937	8,527
Long-term third party debt	97,383	94,345
Long-term accrued interest on subordinated debt	15,790	15,340
Deferred income taxes	61,318	60,892

Total liabilities	182,428	179,104

Net assets (before amounts payable to Belmond of $93,428 and $92,692)	65,271	61,557

The third-party debt of Charleston Center LLC is secured by its assets and is non-recourse to its members, including Belmond. The hotel’s separate assets are not available to pay the debts of Belmond and the hotel’s separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $207,304,000 at September 30, 2014 (December 31, 2013 - $200,266,000) and exclude goodwill of $40,395,000 (December 31, 2013 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $182,428,000 at September 30, 2014 (December 31, 2013 - $179,104,000).

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

The carrying amounts and maximum exposures to loss as a result of Belmond’s involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	$’000	$’000	$’000	$’000

Investment	42,730	38,095	42,730	38,095
Due from unconsolidated company	2,418	4,957	2,418	4,957
Guarantees	—	—	4,589	5,920
Contingent guarantees	—	—	11,968	14,731

Total	45,148	43,052	61,705	63,703

The maximum exposure to loss for the Peru rail joint venture exceeds Belmond’s carrying amounts in the joint venture due to guarantees, which, as discussed below, are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at September 30, 2014, Belmond does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $4,589,000 and contingently guaranteed $5,538,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,430,000, through May 2015.

Long-term debt obligations of the rail joint venture in Peru at September 30, 2014 totaling $4,589,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on Belmond’s financial flexibility.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz by Belmond, Madrid, Spain, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Current assets	67,467	64,145

Property, plant and equipment, net	338,522	342,731
Other assets	23,555	24,142
Non-current assets	362,077	366,873

Total assets	429,544	431,018

Current liabilities	138,068	154,213

Long-term debt	45,708	37,043
Other liabilities	132,174	127,002
Non-current liabilities	177,882	164,045

Total shareholders’ equity	113,594	112,760

Total liabilities and shareholders’ equity	429,544	431,018

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Revenue	47,780	45,484	128,121	125,091

Gross profit[1]	30,975	21,929	77,508	66,770

Net earnings[2]	6,093	3,763	8,689	9,259
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

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at September 30, 2014, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2020, $19,583,000 of debt obligations of the joint venture in Peru that operates four hotels. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At September 30, 2014, long-term debt obligations totaling $71,374,000 of Hotel Ritz by Belmond, in which Belmond has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Belmond anticipates negotiations with the lender as to how to bring the hotel into long-term compliance. Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees. Belmond and its joint venture partner have each guaranteed $9,474,000 of the debt obligations.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Land and buildings	1,125,537	1,201,967
Machinery and equipment	201,719	212,924
Fixtures, fittings and office equipment	227,976	229,753
River cruise ship and canal boats	19,176	19,082

	1,574,408	1,663,726
Less: Accumulated depreciation	(352,345)	(354,123)

Total property, plant and equipment, net of accumulated depreciation	1,222,063	1,309,603

The major classes of assets under capital leases included above are as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Machinery and equipment	730	889
Fixtures, fittings and office equipment	99	108

	829	997
Less: Accumulated depreciation	(692)	(905)

Total assets under capital leases, net of accumulated depreciation	137	92

The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2014 was $11,969,000 (September 30, 2013 - $10,568,000) and $36,667,000 (September 30, 2013 - $34,057,000), respectively.

The table above includes property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $196,344,000 at September 30, 2014 (December 31, 2013 - $187,854,000).

There were no impairments in the three months ended September 30, 2014 (September 30, 2013 - $Nil). There were no impairments in the nine months ended September 30, 2014. During the nine months ended September 30, 2013, Belmond recorded a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of Belmond La Samanna, St. Martin, French West Indies based on a strategic review of its assets. The carrying value was written down to the hotel’s fair value.

For the three and nine months ended September 30, 2014, Belmond capitalized interest in the amount of $Nil (September 30, 2013 - $Nil) and $Nil (September 30, 2013 - $1,088,000), respectively. All amounts capitalized were recorded in property, plant and equipment.

7.    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

	At January 1, 2014
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Ending balance at September 30, 2014
	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	87,885	(10,104)	77,781	—	(8,533)	69,248
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	29,220	(8,113)	21,107	—	(7,068)	14,039
Owned trains and cruises	8,037	—	8,037	—	(66)	7,971

Total	191,243	(34,327)	156,916	—	(15,667)	141,249

There were no triggering events in the nine months ended September 30, 2014 that would have required Belmond to reassess the carrying value of goodwill.

8.    Other intangible assets

Other intangible assets consist of the following as of September 30, 2014:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2014	8,660	1,723	7,100	17,483
Additions	—	287	—	287
Foreign currency translation adjustment	(11)	(50)	—	(61)

Balance at September 30, 2014	8,649	1,960	7,100	17,709

Accumulated amortization:
Balance at January 1, 2014	2,268	1,063		3,331
Charge for the period	182	103		285
Foreign currency translation adjustment	(5)	(27)		(32)

Balance at September 30, 2014	2,445	1,139		3,584

Net book value:
At September 30, 2014	6,204	821	7,100	14,125

At December 31, 2013	6,392	660	7,100	14,152

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Total amortization expense for the three and nine months ended September 30, 2014 was $93,000 (September 30, 2013 - $88,000) and $285,000 (September 30, 2013 - $316,000), respectively. Estimated total amortization expense for the remainder of the year ending December 31, 2014 is $146,000 and for each of the years ending December 31, 2015 to December 31, 2019 is $439,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	September 30, 2014	December 31, 2013
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of five to 14 years (December 31, 2013 - one to 15 years), with a weighted average interest rate of 4.35% (December 31, 2013 - 4.09%)	629,414	639,717
Obligations under capital lease	50	14

Total long-term debt and obligations under capital lease	629,464	639,731

Less: Current portion	5,569	72,816
Less: Discount on secured term loan	2,550	—

Non-current portion of long-term debt and obligations under capital lease	621,345	566,915

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

In August 2014, Charleston Center LLC refinanced a secured loan of $83,200,000 with a new $86,000,000 loan secured on its real and personal property. The loan has a five year maturity and bears interest at a rate of LIBOR plus 2.12% per annum. This loan has no amortization and is non-recourse to Belmond.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2014:

$’000

Remainder of 2014	1,391
2015	5,576
2016	5,588
2017	5,601
2018	5,604
2019	91,614
2020 and thereafter	514,090

Total long-term debt and obligations under capital lease	629,464

The Company has guaranteed $531,817,000 of the long-term debt of its subsidiary companies as at September 30, 2014 (December 31, 2013 - $384,818,000).

Deferred financing costs related to the above outstanding long-term debt were $13,513,000 at September 30, 2014 (December 31, 2013 - $11,080,000) and are amortized to interest expense over the term of the corresponding long-term debt. These costs are included in Other assets on the condensed consolidated balance sheets.

A loss on extinguishment of debt of $14,506,000 was recognized in the nine months ended September 30, 2014 (September 30, 2013 - $Nil). The loss comprised costs associated with the March corporate debt refinancing, including $8,926,000 write-off of unamortized deferred financing costs, $3,985,000 swap cancellation costs and $1,330,000 of fees to prepay Belmond’s previous loans.

The tables above include the debt of Charleston Center LLC, a consolidated VIE, of $97,597,000 at September 30, 2014 (December 31, 2013 - $96,150,000). This amount includes the $86,000,000 refinanced in August 2014 and is non-recourse to Belmond. Deferred financing costs related to this debt were $973,000 at September 30, 2014 (December 31, 2013 - $883,000).

(b)                              Revolving credit and working capital facilities

Belmond had approximately $106,914,000 of revolving credit and working capital facilities at September 30, 2014 (December 31, 2013 - $3,021,000) of which $5,518,000 has been allocated to an existing letter of credit and $101,396,000 was available (December 31, 2013 - $2,883,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Interest rate swaps (see Note 18)	—	1,878
Long-term accrued interest on subordinated debt at Belmond Charleston Place	15,790	15,340
Deferred lease incentive	341	393
Contingent consideration on acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea (see Note 16)	1,137	1,240
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 3)	2,700	—
Accrued income tax	3,053	—

Total other liabilities	23,021	18,851

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	276	297	830	888
Expected return on assets	(289)	(230)	(867)	(686)
Net amortization and deferrals	139	231	418	689

Net periodic benefit cost	126	298	381	891

During the three and nine months ended September 30, 2014, a U.K. subsidiary of Belmond made contributions to Belmond’s U.K. defined benefit pension plan of $573,000 (September 30, 2013 - $504,000) and $1,650,000 (September 30, 2013 - $1,503,000), respectively. The pension plan was only open from 2003 to 2006, when it closed to future benefit accruals. The U.K. subsidiary anticipates contributing an additional $677,000 to fund the plan in 2014 for a total of $2,327,000 and it is obligated to the plan’s trust to pay £1,272,000 (equivalent to $2,061,000 at September 30, 2014) annually until the plan is fully funded, which based on its December 2012 actuarial assessment is projected to occur in 2017. Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond Ltd. guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $13,284,000 at September 30, 2014), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three and nine months ended September 30, 2014, the income tax provision was $15,215,000 (September 30, 2013 - $11,536,000) and $16,534,000 (September 30, 2013 - $9,278,000), respectively.

The provision for income taxes in the three and nine months ended September 30, 2014 was higher than in the three and nine months ended September 30, 2013 due primarily to the increased underlying earnings from operations in the three and nine months ended September 30, 2014 and changes in the profits mix.

13.    Supplemental cash flow information

	Nine months ended
	September 30, 2014	September 30, 2013
	$’000	$’000

Cash paid during the period for:
Interest	22,917	19,448

Income taxes, net of refunds	14,646	12,898

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $833,000 for the nine months ended September 30, 2014 (September 30, 2013 - $536,000).

14.    Restricted cash

The major balances in restricted cash are as follows:

	September 30, 2014	December 31, 2013
	$’000	$’000

Cash deposit held with a bank pending completion of sale of Inn at Perry Cabin by Belmond	—	4,000
Cash deposits required to be held with lending banks as collateral	645	8,391
Escrow deposits and other restricted cash at Porto Cupecoy	—	355
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	1,727	681
Bonds and guarantees	762	209

Total restricted cash	3,134	13,636

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at September 30, 2014 was $645,000 (December 31, 2013 - $7,633,000).

15.    Share-based compensation plans

At September 30, 2014, Belmond had three share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and nine months ended September 30, 2014 was $2,713,000 (September 30, 2013 - $2,645,000) and $5,689,000 (September 30, 2013 - $6,530,000), respectively. The total compensation cost related to unexercised options and unvested share awards at September 30, 2014 to be recognized over the period October 1, 2014 to September 30, 2017 was $15,102,000 and the weighted average period over which it is expected to be recognized is 26 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of three years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the nine months ended September 30, 2014.

2009 share award and incentive plan

During the nine months ended September 30, 2014, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares without performance criteria were made using the Black-Scholes options pricing model. Estimates of fair values of deferred shares with performance criteria and market conditions were made using the Monte Carlo valuation model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Restricted shares without performance criteria	30,600	July 1, 2014	July 1, 2015	$0.01	29%	0.11%	$—	1 year
Restricted shares without performance criteria	20,400	July 1, 2014	July 1, 2017	$0.01	46%	0.90%	$—	3 years
Deferred shares without performance criteria	20,400	July 1, 2014	July 1, 2015	$0.01	29%	0.11%	$—	1 year
Deferred shares without performance criteria	180,150	July 1, 2014	July 1, 2017	$0.01	46%	0.90%	$—	3 years
Deferred shares without performance criteria	173,350	July 1, 2014	July 1, 2018	$0.01	46%	1.66%	$—	4 years
Deferred shares without performance criteria	10,300	June 30, 2014	June 30, 2015	$0.01	29%	0.10%	$—	1 year
Share options	266,700	June 20, 2014	June 20, 2017	$14.08	46%	1.71%	$—	4.5 years
Deferred shares without performance criteria	94,000	March 21, 2014	March 21, 2017	$0.01	46%	0.91%	$—	3 years
Deferred shares with performance criteria and market conditions	251,400	March 21, 2014	March 21, 2017	$0.01	46%	0.89%	$—	3 years

16.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $13,097,000 at September 30, 2014 (December 31, 2013 - $21,867,000).

As part of the consideration for the January 2010 acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea, both located in Sicily, Italy, Belmond agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms are constructed at Belmond Grand Hotel Timeo and certain required permits are granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At September 30, 2014, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid). See Note 10.

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, Rio de Janeiro, Brazil relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date. In order to defend the hotel, in December 2013, CHP commenced a declaratory lawsuit in the Rio state court seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction in December 2013 preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP which judgment was subsequently reversed on appeal in May 2014. CHP is seeking reconsideration by the appellate court of this decision. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no reserves in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens dispossessed Belmond from the hotel under long-term lease to Belmond without prior notice. As a result, Belmond has been unable to continue operating the hotel and accordingly, to prevent any confusion to its guests, Belmond has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being. Belmond believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. Belmond is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where Belmond has sought emergency arbitral orders to return the hotel to Belmond's possession and management and to stay court proceedings in Indonesia brought by the owner seeking annulment of the lease and damages from Belmond. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings while the Singapore arbitration continues. In April 2014, the Indonesian court dismissed the owner’s case for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has subsequently filed other claims against Belmond in the Indonesian courts, but Belmond does not believe there is any merit to these actions and is aggressively defending its rights. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order and a committal order of imprisonment for 120 days.

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

In September 2014, the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment based on its claim that it suffered additional costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Ministry reviewed the claim on an item-by-item basis and determined that with two exceptions, the costs did not meet its requirements for an amendment of terms. Belmond’s current annual lease expense for the hotel is R$16,078,000 (equivalent to $6,560,000 at September 30, 2014). However, since October 2009 the Company has been paying, with the approval of the Ministry, the amount of R$11,065,000 ($4,514,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid of R$16,446,000 ($6,710,000) has been fully reserved. Based on the Ministry’s decision, it will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at September 30, 2014 below. The Company has appealed to the Ministry to re-consider its decision on both procedural and substantive grounds. If the Ministry does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Beyond the amounts reserved, management estimates that the range of possible additional loss to Belmond could be approximately R$1,555,000 (equivalent to $634,000 at September 30, 2014) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered.

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

In May 2010, Belmond settled litigation for infringement of its “Cipriani” trademark in the European Union. An amount of $3,947,000 was paid by the defendants to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest.  The remaining payments, totaling $1,547,000 at September 30, 2014, have not been recognized by Belmond because of the uncertainty of collectability. Despite the May 2010 settlement and Belmond's belief that the ownership issues over the “Cipriani” trademark in the European Union had been resolved in its favor, Belmond has recently initiated an infringement action in Spain against a company beneficially owned by members of the Cipriani family with whom Belmond had reached the 2010 settlement, and is defending an infringement claim made by certain members of the Cipriani family against Belmond in Italy. While Belmond believes that it has a meritorious defense to the claim in Italy and a strong case against the defendants in Spain, Belmond may fail to prevail in either of these actions. Management cannot estimate the range of possible additional loss to Belmond which has made no reserves in these matters.

Future rental payments as at September 30, 2014 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2014	3,513
2015	10,628
2016	10,423
2017	10,432
2018	9,954
2019	9,380
2020 and thereafter	68,690

Future rental payments under operating leases	123,020

Rental expense for the three and nine months ended September 30, 2014 amounted to $3,014,000 (September 30, 2013 - $2,551,000) and $9,144,000 (September 30, 2013 - $7,864,000), respectively.

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

17.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	26	—	26

Total assets	—	26	—	26

Liabilities at fair value:
Derivative financial instruments	—	(2,075)	—	(2,075)

Total net liabilities	—	(2,049)	—	(2,049)

	Level 1	Level 2	Level 3	Total
December 31, 2013	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(4,890)	—	(4,890)

Total net liabilities	—	(4,888)	—	(4,888)

During the three and nine months ended September 30, 2014, there were no transfers between levels of the fair value hierarchy.

(b)    Other financial instruments

Certain methods and assumptions are used to estimate the fair value of each class of financial instruments. The carrying amount of current assets and current liabilities as disclosed on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of those instruments.

The fair value of Belmond's long-term debt, excluding interest rate swaps and caps, is determined using the contractual cash flows and credit-adjusted discount curves. The fair value of the debt is the present value of those contractual cash flows which are discounted at market interest rates adjusted for credit spreads. Credit spreads take into consideration general market conditions and maturity.

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of September 30, 2014 and December 31, 2013 were as follows:

		September 30, 2014		December 31, 2013
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion, excluding obligations under capital leases	Level 3	629,414	685,554	639,717	660,363

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no impairments in the nine months ended September 30, 2014. The estimated fair value of Belmond’s non-financial assets measured on a non-recurring basis for the nine months ended September 30, 2013 was as follows:

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2013
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	45,000	—	—	45,000	(35,680)

During the nine months ended September 30, 2013, property, plant and equipment at Belmond La Samanna with a carrying value of $80,680,000 was written down to fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000. This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

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

Cash flow hedges of interest rate risk

As of September 30, 2014 and December 31, 2013, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2014	December 31, 2013
	’000	’000

Interest rate swaps	€74,625	€137,469
Interest rate swaps	$214,638	$63,700
Interest rate caps	$17,200	$—

At September 30, 2014, new interest rate swaps and caps with notional amounts of $43,000,000 and $17,200,000, respectively, had been transacted with a value date of October 8, 2014.

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are used to manage Belmond’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance.  As of September 30, 2014, Belmond had notional amounts of €Nil and $58,240,000 (December 31, 2013 - €73,344,000 and $59,080,000) that were non-designated hedges of Belmond’s exposure to interest rate risk. The $58,240,000 non-designated hedge matured on October 8, 2014.

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of September 30, 2014 and December 31, 2013:

		Fair value as of	Fair value as of
		September 30, 2014	December 31, 2013
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	920	—
Interest rate derivatives	Accrued liabilities	(2,969)	(3,012)
Interest rate derivatives	Other liabilities	—	(1,878)

Total		(2,049)	(4,890)

Derivatives not designated as hedging instruments:
Interest rate derivatives	Other assets	—	2

Total		—	2

Offsetting

There was no offsetting within derivative assets or derivative liabilities at September 30, 2014 and December 31, 2013. However, these derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 19. At September 30, 2014, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,963,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and nine months ended September 30, 2014 was a gain of $15,838,000 (September 30, 2013 - $Nil) and $16,877,000 (September 30, 2013 - $72,000 loss), respectively.

Derivative movements not included in other comprehensive income/(loss) for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Amount of gain recognized in interest expense for the ineffective portion of derivatives designated as cash flow hedges	—	—	—	37

Amount of loss recognized in interest expense for derivatives not designated as hedging instruments	—	(35)	—	(64)

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of September 30, 2014, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $2,049,000 (December 31, 2013 - $4,890,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $2,041,000 (December 31, 2013 - $4,899,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $188,542,000 at September 30, 2014, being a liability of Belmond (December 31, 2013 - $26,249,000).

19.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Nine months ended September 30, 2014	$’000	$’000	$’000	$’000

Balance at January 1, 2014	(81,339)	(3,381)	(8,597)	(93,317)

Other comprehensive loss before reclassifications	(98,397)	(504)	—	(98,901)

Amounts reclassified from AOCI	—	1,797	—	1,797

Net current period other comprehensive income/(loss)	(98,397)	1,293	—	(97,104)

Balance at September 30, 2014	(179,736)	(2,088)	(8,597)	(190,421)

Foreign currency translation adjustments for the nine months ended September 30, 2014 include a loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in functional currency from the U.S. dollar to the Brazilian real, effective from January 1, 2014. See Note 1.

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	September 30, 2014	September 30, 2013
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	592	912	Interest expense

Total reclassifications for the period	592	912

	Amount reclassified from AOCI
	Nine months ended
	September 30, 2014	September 30, 2013
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,797	2,696	Interest expense

Total reclassifications for the period	1,797	2,696

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	94,447	97,331	187,162	188,568
North America	28,328	32,913	103,890	107,912
Rest of world	33,399	30,061	103,124	101,685
Total owned hotels	156,174	160,305	394,176	398,165
Part-owned/managed hotels	1,832	1,562	4,570	4,332
Total hotels	158,006	161,867	398,746	402,497
Owned trains and cruises	23,208	22,213	57,488	53,102
Part-owned/managed trains	2,305	1,233	5,432	3,021
Total trains and cruises	25,513	23,446	62,920	56,123

Total revenue	183,519	185,313	461,666	458,620

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	41,779	43,103	63,289	63,281
North America	1,664	2,878	15,870	17,412
Rest of world	7,558	6,077	25,024	23,673
Total owned hotels	51,001	52,058	104,183	104,366
Part-owned/managed hotels	2,209	1,506	3,515	1,297
Total hotels	53,210	53,564	107,698	105,663
Owned trains and cruises	2,538	2,852	4,232	4,321
Part-owned/managed trains	5,920	4,982	11,757	10,259
Total trains and cruises	8,458	7,834	15,989	14,580

Reconciliation to net earnings/(losses):
Total segment profit	61,668	61,398	123,687	120,243

Gain on disposal of property, plant and equipment	121	—	3,978	—
Impairment of property, plant and equipment	—	—	—	(35,680)
Central overheads	(6,701)	(6,819)	(23,511)	(22,857)
Share-based compensation	(2,713)	(2,645)	(5,689)	(6,530)
Depreciation and amortization	(12,062)	(10,656)	(36,952)	(34,373)
Loss on extinguishment of debt	—	—	(14,506)	—
Interest income	217	239	917	761
Interest expense	(8,407)	(8,877)	(26,463)	(24,474)
Foreign currency, net	612	(2,546)	(268)	453
(Provision for)/benefit from income taxes	(15,215)	(11,536)	(16,534)	(9,278)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1,168)	(1,928)	(1,753)	(904)

Earnings/(losses) from continuing operations	16,352	16,630	2,906	(12,639)
(Losses)/earnings from discontinued operations	(1,469)	(505)	(2,671)	(905)

Net earnings/(losses)	14,883	16,125	235	(13,544)

Earnings from unconsolidated companies, net of tax:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	556	(485)	(196)	(1,485)
Part-owned/managed trains	2,593	2,548	4,383	6,181

Total earnings from unconsolidated companies, net of tax	3,149	2,063	4,187	4,696

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	5,104	2,076	24,229	8,517
North America	4,135	8,315	12,966	29,736
Rest of world	3,148	2,025	11,433	9,271
Total owned hotels	12,387	12,416	48,628	47,524
Owned trains and cruises	1,011	1,539	3,595	4,612

Unallocated corporate	169	41	258	190

Total capital expenditure to acquire property, plant and equipment	13,567	13,996	52,481	52,326

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	70,115	65,393	124,532	116,470
United Kingdom	22,807	21,378	54,373	49,475
United States	23,209	27,932	75,105	78,835
Brazil	20,554	15,877	64,062	57,393
All other countries	46,834	54,733	143,594	156,447

Total revenue	183,519	185,313	461,666	458,620

21.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and nine months ended September 30, 2014, Belmond earned management fees from Eastern and Oriental Express Ltd. of $1,000 (September 30, 2013 - $12,000) and $206,000 (September 30, 2013 - $245,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at September 30, 2014 was $4,858,000 (December 31, 2013 - $4,232,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Peru Rail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and nine months ended September 30, 2014, Belmond earned management and guarantee fees from its Peruvian joint ventures of $3,692,000 (September 30, 2013 - $2,386,000) and $8,576,000 (September 30, 2013 - $6,074,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at September 30, 2014 was $2,804,000 (December 31, 2013 - $5,726,000).

Belmond manages, under long-term contract, Hotel Ritz by Belmond, in which Belmond has a 50% ownership interest. In the three and nine months ended September 30, 2014, Belmond earned $288,000 (September 30, 2013 - $248,000) and $843,000

(September 30, 2013 - $746,000), respectively, in management fees from Hotel Ritz by Belmond which are recorded in revenue, and $158,000 (September 30, 2013 - $152,000) and $484,000 (September 30, 2013 - $437,000), respectively, in interest income. The amount due to Belmond from Hotel Ritz by Belmond at September 30, 2014 was $30,923,000 (December 31, 2013 - $28,828,000). See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in Part II—Other Information, Item 1A—Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

At September 30, 2014, Belmond’s hotel portfolio consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and 13 in the rest of the world. In addition, Belmond currently owns and operates the stand-alone restaurant ‘21’ Club in New York, New York.

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

In March 2014, Belmond completed the sale of Inn at Perry Cabin by Belmond. Belmond will continue to manage the hotel for the new owner. The property has been reclassified as held for sale for all periods shown. Due to Belmond's continuing involvement in managing the hotel, its results, including the gain on sale, are presented within continuing operations.

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

Results of Operations

Belmond’s operating results for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013, expressed as a percentage of revenue, are as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	%	%	%	%

Revenue:
Owned hotels:
Europe	52	52	41	41
North America	15	18	23	23
Rest of world	18	16	22	22
Total owned hotels	85	86	86	86
Part-owned/managed hotels	1	1	1	1
Total hotels	86	87	87	87
Owned trains and cruises	13	12	12	12
Part-owned/managed trains	1	1	1	1
Total trains and cruises	14	13	13	13

Total revenue	100	100	100	100

Cost of services	(43)	(43)	(45)	(45)
Selling, general and administrative	(31)	(31)	(36)	(37)
Depreciation and amortization	(7)	(6)	(8)	(7)
Impairment of property, plant and equipment	—	—	—	(8)
Gain on disposal of property, plant and equipment	—	—	1	—
Loss on extinguishment of debt	—	—	(3)	—
Interest income, interest expense and foreign currency, net	(4)	(6)	(6)	(5)
Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	15	14	3	(2)
Provision for income taxes	(8)	(6)	(4)	(2)
Earnings from unconsolidated companies, net of tax	2	1	1	1
Earnings/(losses) from continuing operations	9	9	—	(3)
Net (losses)/earnings from discontinued operations, net of tax	(1)	—	(1)	—

Net earnings/(losses)	8	9	(1)	(3)

Operating information for Belmond’s owned hotels for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Rooms available
Europe	86,296	86,756	213,422	219,013
North America	63,140	70,346	199,575	204,454
Rest of world	94,484	93,288	280,371	276,822
Worldwide	243,920	250,390	693,368	700,289

Rooms sold
Europe	58,638	63,803	124,632	132,321
North America	41,422	47,872	130,284	140,085
Rest of world	47,589	46,311	151,212	153,892
Worldwide	147,649	157,986	406,128	426,298

Occupancy (percentage)
Europe	68	74	58	60
North America	66	68	65	69
Rest of world	50	50	54	56
Worldwide	61	63	59	61

Average daily rate (in U.S. dollars)
Europe	967	922	864	827
North America	353	347	418	400
Rest of world	429	359	421	385
Worldwide	621	583	556	527

RevPAR (in U.S. dollars)
Europe	657	678	505	499
North America	232	236	273	274
Rest of world	216	178	227	214
Worldwide	376	368	326	321

			Change %
Three months ended September 30,	2014	2013	Dollars	Local currency

Same store RevPAR (in U.S. dollars)
Europe	657	678	(3)%	(4)%
North America	232	218	6%	6%
Rest of world	216	178	21%	20%
Worldwide	376	367	2%	2%

The same store RevPAR data for the three months ended September 30, 2014 and September 30, 2013 exclude the operations of Inn at Perry Cabin by Belmond.

			Change %
Nine months ended September 30,	2014	2013	Dollars	Local currency

Same store RevPAR (in U.S. dollars)
Europe	505	499	1%	—%
North America	275	272	1%	1%
Rest of world	235	214	10%	18%
Worldwide	336	327	3%	4%

The same store RevPAR data for the nine months ended September 30, 2014 and September 30, 2013 exclude the operations of Inn at Perry Cabin by Belmond, Belmond El Encanto in Santa Barbara, California and Belmond Miraflores Park in Lima, Peru.

Overview

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The net earnings attributable to Belmond Ltd. for the three months ended September 30, 2014 were $14.9 million ($0.14 per common share) on revenue of $183.5 million, compared with net earnings of $16.1 million ($0.16 per common share) on revenue of $185.3 million for the three months ended September 30, 2013. The decrease in net earnings is principally due to the provision for income taxes, which was $15.2 million for the three months ended September 30, 2014 compared to $11.5 million for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The net earnings attributable to Belmond Ltd. for the nine months ended September 30, 2014 were $0.3 million ($0.00 per common share) on revenue of $461.7 million, compared with net losses of $13.6 million ($0.13 per common share) on revenue of $458.6 million for the nine months ended September 30, 2013. The decrease in net losses is principally due to the fact that in the nine months ended September 30, 2013, a non-cash property, plant and equipment impairment charge of $35.7 million was recognized at Belmond La Samanna, while there were no impairments of property, plant and equipment recorded in the nine months ended September 30, 2014. This was partially offset by a loss on extinguishment of debt of $14.5 million recorded in the nine months ended September 30, 2014, compared to $Nil for the nine months ended September 30, 2013 and an increase in provision for income taxes, which was $9.3 million for the nine months ended September 30, 2013 compared to $16.5 million for the nine months ended September 30, 2014.

Revenue

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	94.5	97.3	187.2	188.6
North America	28.3	32.9	103.9	107.9
Rest of world	33.4	30.1	103.1	101.7
Total owned hotels	156.2	160.3	394.2	398.2
Part-owned/managed hotels	1.8	1.6	4.6	4.3
Total hotels	158.0	161.9	398.8	402.5
Owned trains and cruises	23.2	22.2	57.5	53.1
Part-owned/managed trains	2.3	1.2	5.4	3.0
Total trains and cruises	25.5	23.4	62.9	56.1

Total revenue	183.5	185.3	461.7	458.6

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Total revenue was $183.5 million for the three months ended September 30, 2014, a decrease of $1.8 million, or 1%, from $185.3 million for the three months ended September 30, 2013. Total hotels revenue was $158.0 million for the three months ended September 30, 2014, a decrease of $3.9 million, or 2%, from $161.9 million for the three months ended September 30, 2013. The decline is primarily due to decreases in revenue of $8.5 million at Belmond Grand Hotel Europe, St. Petersburg, Russia and $4.4 million at Inn at Perry Cabin by Belmond as a result of the March 2014 sale. Year-over-year comparisons for Belmond Grand Hotel Europe were impacted by the 2013 G20 summit, which took place in St. Petersburg in September 2013 and drove unusually strong third quarter results for the hotel in 2013. Additionally, the hotel's results for the third quarter of 2014 continued to be negatively impacted by a lack of demand resulting from the political situation in Ukraine, increased local competition and softness in food and beverage revenue partially as a result of the ongoing restaurant renovation works. These decreases were partially offset by revenue growth of $4.2 million and $4.7 million from the Company’s Italian and Brazilian hotels, respectively. Revenue from trains and cruises was $25.5 million for the three months ended September 30, 2014, an increase of $2.1 million, or 9%, from $23.4 million for the three months ended September 30, 2013, due primarily to an increase in revenue from the Venice Simplon-Orient-Express, Belmond Northern Belle and the Company's PeruRail joint venture.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Total revenue was $461.7 million for the nine months ended September 30, 2014, an increase of $3.1 million, or 1%, from $458.6 million for the nine months ended September 30, 2013. Total hotels revenue was $398.8 million for the nine months ended September 30, 2014, a decrease of $3.7 million or 1%, from $402.5 million for the nine months ended September 30, 2013. Same store RevPAR growth of 4% in local currency was offset by a decrease in food and beverage and other revenues coupled with the result of unfavorable foreign exchange rate movements, as the Brazilian real, South African rand and Russian ruble weakened against the U.S. dollar. The decrease in total hotels revenue is due to year-over-year drops of $12.5 million at Belmond Grand Hotel Europe as the impact of the Ukraine crisis continues, $2.9 million following the closure of Belmond Miraflores Park for renovation through mid-April 2014 and $8.2 million following the sale of Inn at Perry Cabin by Belmond in March 2014. These decreases were partially offset by year-over-year revenue growth of $7.0 million at the Company’s Italian hotels, $6.7 million at the Company’s two Brazilian hotels due to the hosting of the FIFA World Cup in that country and $3.4 million at Belmond El Encanto that opened in March 2013. Revenue from trains and cruises was $62.9 million for the nine months ended September 30, 2014, an increase of $6.8 million, or 12%, from $56.1 million for the nine months ended September 30, 2013, due primarily to increased revenue from the Venice Simplon-Orient-Express, Belmond Northern Belle, the Company's PeruRail joint venture and to the new river cruise ship Belmond Orcaella, Myanmar which launched in July 2013.

Owned hotels - Europe

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Rooms available	86,296	86,756	213,422	219,013
Rooms sold	58,638	63,803	124,632	132,321
Occupancy (percentage)	68	74	58	60
Average daily rate (in U.S. dollars)	967	922	864	827
RevPAR (in U.S. dollars)	657	678	505	499
Same store RevPAR (in U.S. dollars)	657	678	505	499

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue was $94.5 million for the three months ended September 30, 2014, a decrease of $2.8 million, or 3%, from $97.3 million for the three months ended September 30, 2013. Combined revenue growth of $5.6 million from the Company's hotels in continental Europe and the United Kingdom was offset by a $8.5 million decrease in revenue at the Company’s one Russian hotel, Belmond Grand Hotel Europe. The Company saw particular strength in the quarter from its Italian hotels, with combined revenue growth of $4.2 million. This 7% year-over-year increase was driven by strong ADR growth, due in part to a 19% increase in local currency ADR at Belmond Villa Sant'Andrea following the May 2014 introduction of six new junior suites. Additionally, the Company saw a continued improvement in the performance of Belmond La Residencia in Mallorca, Spain, where third quarter revenue grew by $1.3 million or 19% compared to the prior-year quarter due primarily to a five percentage-point increase in occupancy and a 5% growth in ADR that resulted predominantly from a change in the hotel's revenue management strategy. Revenue at Belmond Grand Hotel Europe continued to be negatively impacted by currency depreciation, with a 17% year-over-year depreciation in the ruble contributing $1.6 million of the hotel’s $8.5 million revenue decline. The hotel’s results were also affected by a strong comparative prior year quarter that benefited from the September 2013 G20 Summit in St. Petersburg, Russia along with increased local competition, lower food and beverage revenue due to ongoing restaurant renovation works, and cancellations related to the political situation in Ukraine which management is closely monitoring and expects to have a further negative impact in the fourth quarter.

ADR in U.S. dollars increased to $967 in the three months ended September 30, 2014 from $922 in the three months ended September 30, 2013, due to the factors described above. Occupancy decreased to 68% in the three months ended September 30, 2014 from 74% in the three months ended September 30, 2013, with the most significant decreases at Belmond Hotel Cipriani, with a reduction of five percentage points due primarily to the Biennale arts festival occurring in 2013 but not 2014, and Belmond Grand Hotel Europe, with a 19 percentage point decline. Same store RevPAR decreased by 3% in U.S. dollars (4% in local currency), to $657 for the three months ended September 30, 2014 from $678 in the three months ended September 30, 2013, as the 5% increase in ADR was offset by the six percentage-point decrease in occupancy.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue was $187.2 million for the nine months ended September 30, 2014, a decrease of $1.4 million, or 1%, from $188.6 million for the nine months ended September 30, 2013. Combined revenue growth of $11.1 million from the Company's hotels in continental Europe and the United Kingdom was offset by a $12.5 million decrease in revenue at Belmond Grand Hotel Europe. Exchange rate movements contributed revenue growth of $1.2 million, as the favorable effects of the euro and sterling appreciating by 3% and 8%, respectively, against the U.S. dollar, were partially offset by a 13% depreciation of the Russian ruble. Additionally, the Company saw a continued improvement in the performance of Belmond La Residencia, where revenue growth of $2.2 million, or 16% (after excluding favorable foreign exchange effects), was due primarily to an 11 percentage-point increase in occupancy and a 15% increase in ADR that resulted predominantly from a change in the hotel's revenue management strategy. Of the $12.5 million revenue decline at Belmond Grand Hotel Europe, $3.9 million was due to the depreciation of the ruble, with the remainder attributable to a strong comparative 2013 period that benefited from the September 2013 G20 Summit in St Petersburg, Russia along with increased local competition, lower food and beverage revenue due to ongoing restaurant renovation works, and cancellations related to the political situation in Ukraine which management is closely monitoring and expects to have a further negative impact in the fourth quarter.

ADR for the European owned hotels segment increased to $864 in the nine months ended September 30, 2014 from $827 in the nine months ended September 30, 2013, due to the factors described above. Occupancy decreased to 58% in the nine months ended September 30, 2014 from 60% in the nine months ended September 30, 2013. Same store RevPAR increased by 1% in U.S.

dollars (nil in local currency), to $505 in the nine months ended September 30, 2014 from $499 in the nine months ended September 30, 2013.

Owned hotels - North America

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Rooms available	63,140	70,346	199,575	204,454
Rooms sold	41,422	47,872	130,284	140,085
Occupancy (percentage)	66	68	65	69
Average daily rate (in U.S. dollars)	353	347	418	400
RevPAR (in U.S. dollars)	232	236	273	274
Same store RevPAR (in U.S. dollars)	232	218	275	272

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue was $28.3 million for the three months ended September 30, 2014, a decrease of $4.6 million, or 14%, from $32.9 million for the three months ended September 30, 2013. The decrease was primarily the result of the March 2014 sale and agreement to manage Inn at Perry Cabin by Belmond, which resulted in the Company no longer reporting the hotel's results in its owned hotels segment but instead recognizing management fees earned in its part-owned/managed hotels segment. Inn at Perry Cabin by Belmond generated revenue of $4.4 million in the three months ended September 30, 2013. North American ADR increased to $353 in the three months ended September 30, 2014 from $347 in the three months ended September 30, 2013, due primarily to ADR growth of 13% at Belmond El Encanto, which opened in March 2013, and 6% at Belmond Charleston Place. Occupancy for the segment decreased to 66% for the three months ended September 30, 2014 from 68% for the three months ended September 30, 2013. On a same store basis (which excludes Inn at Perry Cabin by Belmond), RevPAR increased to $232 for the three months ended September 30, 2014 from $218 in the three months ended September 30, 2013, an increase of 6% in U.S. dollar and local currency terms, as the 2% increase in ADR was partially offset by the two percentage-point decrease in occupancy.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue was $103.9 million for the nine months ended September 30, 2014, a decrease of $4.0 million, or 4%, from $107.9 million for the nine months ended September 30, 2013. The decrease was primarily the result of the March 2014 sale of Inn at Perry Cabin by Belmond which generated revenue of $9.5 million in the nine months ended September 30, 2013 compared with $1.3 million in nine months ended September 30, 2014. Partially offsetting this decrease was revenue growth of $3.4 million at Belmond El Encanto, which opened in March 2013, and $1.0 million at Belmond Charleston Place, due to strong ADR and food and beverage growth. Overall, North American ADR increased to $418 in the nine months ended September 30, 2014 from $400 in the nine months ended September 30, 2013. Occupancy decreased to 65% for the nine months ended September 30, 2014 from 69% for the nine months ended September 30, 2013. On a same store basis (which excludes Belmond El Encanto and Inn at Perry Cabin by Belmond), RevPAR increased to $275 for the nine months ended September 30, 2014 from $272 in the nine months ended September 30, 2013, an increase of 1% in U.S. dollar terms.

Owned hotels - Rest of world

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Rooms available	94,484	93,288	280,371	276,822
Rooms sold	47,589	46,311	151,212	153,892
Occupancy (percentage)	50	50	54	56
Average daily rate (in U.S. dollars)	429	359	421	385
RevPAR (in U.S. dollars)	216	178	227	214
Same store RevPAR (in U.S. dollars)	216	178	235	214

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue was $33.4 million for the three months ended September 30, 2014, an increase of $3.3 million, or 11%, from $30.1 million for the three months ended September 30, 2013. This increase was the result of the strong performances of the Company's two Brazilian hotels due largely to the 2014 FIFA World Cup, which impacted the first few weeks of the third quarter of 2014. Belmond Copacabana Palace had a year-over-year revenue growth of $3.6 million or 30% and Belmond Hotel das Cataratas, Iguassu Falls had a revenue growth of $1.1 million or 27%. Excluding the impact of the 8% year-over-year depreciation of the Brazilian real, combined revenue for the two hotels would have increased by $4.4 million over the second quarter of 2013. Growth at the Company's Brazilian hotels was partially offset by the $1.2 million year-over-year declines at the Company's Asian hotels, primarily as a result of the impact of the media coverage of the political situation in Bangkok, which is an important point of arrival for several of Belmond’s Asian hotels.

ADR for the Rest of world region increased to $429 in the three months ended September 30, 2014 from $359 in the three months ended September 30, 2013. This increase is largely as a result of the impact of the FIFA World Cup in Brazil where ADR increased by 46% at Belmond Copacabana Palace and 28% at Belmond Hotel das Cataratas. Occupancy for the region as a whole remained flat at 50% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Same store RevPAR increased by 21% in U.S. dollars, to $216 for the three months ended September 30, 2014 from $178 in the three months ended September 30, 2013, an increase of 20% when measured in local currency.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue was $103.1 million for the nine months ended September 30, 2014, an increase of $1.4 million, or 1%, from $101.7 million for the nine months ended September 30, 2013. This increase is largely attributable to the impact of the FIFA World Cup which resulted in a $6.7 million revenue increase in the Company’s Brazilian hotels. Excluding the impact of the 8% year-over-year depreciation of the Brazilian real, combined revenue for the two hotels would have increased by $11.0 million over the nine months ended September 30, 2013. Belmond Mount Nelson Hotel in Cape Town, South Africa had a revenue increase of $1.1 million or 12% due to an eight percentage-point increase in occupancy over the nine months ended September 30, 2014. The revenue growth for the region as a whole was partially offset by the fact that Belmond Miraflores Park was closed for renovation from December 2013 through the middle of April 2014, which caused a $2.9 million decline in revenue. In addition, revenue for the Company's Asian hotels was down $2.6 million year-over-year primarily as a result of the impact of the media coverage of the political situation in Bangkok, which is an important point of arrival for several of Belmond’s Asian hotels.

ADR for the Rest of world region increased to $421 in the nine months ended September 30, 2014 from $385 in the nine months ended September 30, 2013. Occupancy decreased to 54% for the nine months ended September 30, 2014 from 56% for the nine months ended September 30, 2013. Same store RevPAR (which excludes Belmond Miraflores Park) increased by 10% in U.S. dollars, to $235 for the nine months ended September 30, 2014 from $214 in the nine months ended September 30, 2013, an increase of 18% when measured in local currency.

Part-owned/managed hotels

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue was $1.8 million for the three months ended September 30, 2014, an increase of $0.2 million, or 13%, from $1.6 million for the three months ended September 30, 2013. The increase is due to improved performance of the Company’s Peru hotel joint venture and to technical service fees related to the redesign of The Cadogan, the hotel in London, England which Belmond recently signed an agreement to manage.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue was $4.6 million for the nine months ended September 30, 2014, a increase of $0.3 million, or 7%, from $4.3 million for the nine months ended September 30, 2013, primarily due to technical service fees related to the redesign of The Cadogan, which Belmond recently signed an agreement to manage.

Owned trains and cruises

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue was $23.2 million for the three months ended September 30, 2014, an increase of $1.0 million, or 5%, from $22.2 million for the three months ended September 30, 2013. This was primarily due to a revenue increase of $0.7 million at Belmond Northern Belle which operated eight more trips in the current-year quarter and a $0.6 million increase from the Venice Simplon-Orient-Express primarily due to a 8% year-over-year appreciation in the British pound sterling. In addition, there was an increase of $0.5 million or 29% at Belmond Afloat in France due to increased demand for river barges in France.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue was $57.5 million for the nine months ended September 30, 2014, an increase of $4.4 million, or 8%, from $53.1 million for the nine months ended September 30, 2013. The increase was driven by Belmond Orcaella, Belmond’s river cruise operation launched in July 2013, which contributed $1.8 million of revenue growth. The Venice Simplon-Orient-Express and Belmond Northern Belle also recorded revenue increases, primarily due to the appreciation of the British pound sterling against the U.S. dollar.

Part-owned/managed trains

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenue was $2.3 million in the three months ended September 30, 2014, an increase of $1.1 million, or 92%, from $1.2 million in the three months ended September 30, 2013, primarily due to an increase in Peru Rail management fee rates.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenue was $5.4 million in the nine months ended September 30, 2014, an increase of $2.4 million, or 80%, from $3.0 million in the nine months ended September 30, 2013, primarily due to a change in Peru Rail management fee rates.

Cost of services

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Cost of services was $78.7 million for the three months ended September 30, 2014, a decrease of $1.3 million, or 2%, from $80.0 million for the three months ended September 30, 2013. As a percentage of revenue, cost of services was 43% in the three months ended September 30, 2014 and 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Cost of services was $207.2 million for the nine months ended September 30, 2014, an increase of $2.5 million, or 1%, from $204.7 million for the nine months ended September 30, 2013. As a percentage of revenue, cost of services was 45% in the nine months ended September 30, 2014 and 2013.

Selling, general and administrative expenses

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Selling, general and administrative expenses were $56.9 million for the three months ended September 30, 2014, a decrease of $0.5 million, or 1%, from $57.4 million for the three months ended September 30, 2013. As a percentage of revenue, selling, general and administrative expenses were 31% in the three months ended September 30, 2014 and 2013.

Central costs within selling, general and administrative expenses were $9.4 million for the three months ended September 30, 2014 (including $2.7 million of non-cash share-based compensation expense), a decrease of $0.1 million, or 1%, from $9.5 million for the three months ended September 30, 2013 (including $2.6 million of non-cash share-based compensation expense). As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) were 4% for the three months ended September 30, 2014 and 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Selling, general and administrative expenses were $165.9 million for the nine months ended September 30, 2014, a decrease of $2.7 million, 2%, from $168.6 million for the nine months ended September 30, 2013. As a percentage of revenue, selling, general and administrative expenses were 36% in the nine months ended September 30, 2014 compared to 37% in the nine months ended September 30, 2013.

Central costs within selling, general and administrative expenses were $29.2 million for the nine months ended September 30, 2014 (including $5.7 million of non-cash share-based compensation expense), a decrease of $0.2 million, or Negative one in percentage terms, from $29.4 million for the nine months ended September 30, 2013 (including $6.5 million of non-cash share-based compensation expense). Central costs for the nine months ended September 30, 2014 included central marketing costs of $2.5 million compared to $0.8 million in the nine months ended September 30, 2013, partially due to Belmond brand launch expenses incurred in 2014. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) were 5% for the nine months ended September 30, 2014 and 2013.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings/(losses) before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”). Segment performance for the three and nine months ended September 30, 2014 and 2013 is analyzed as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$ millions	$ millions	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	41.8	43.1	63.3	63.3
North America	1.7	2.9	15.9	17.4
Rest of world	7.6	6.1	25.0	23.7
Total owned hotels	51.1	52.1	104.2	104.4
Part-owned/managed hotels	2.2	1.5	3.5	1.3
Total hotels	53.3	53.6	107.7	105.7
Owned trains and cruises	2.5	2.8	4.2	4.3
Part-owned/managed trains	6.0	5.0	11.8	10.3
Total trains and cruises	8.5	7.8	16.0	14.6

Reconciliation to net earnings/(losses):
Total segment profit	61.8	61.4	123.7	120.3

Gain on disposal of property, plant and equipment	0.1	—	4.0	—
Impairment of property, plant and equipment	—	—	—	(35.7)
Central costs	(9.4)	(9.5)	(29.2)	(29.4)
Depreciation and amortization	(12.1)	(10.7)	(37.0)	(34.4)
Loss on extinguishment of debt	—	—	(14.5)	—
Interest income, interest expense and foreign currency, net	(7.6)	(11.2)	(25.8)	(23.2)
(Provision for)/benefit from income taxes	(15.2)	(11.5)	(16.5)	(9.3)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1.2)	(1.9)	(1.8)	(0.9)

Earnings/(losses) from continuing operations	16.4	16.6	2.9	(12.6)
(Losses)/earnings from discontinued operations	(1.5)	(0.5)	(2.7)	(0.9)

Net earnings/(losses)	14.9	16.1	0.2	(13.5)

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The European owned hotels reported segment profit of $41.8 million for the three months ended September 30, 2014, a decrease of $1.3 million, or 3%, from $43.1 million for the three months ended September 30, 2013. This decrease was the result of $5.6 million decrease in earnings from Belmond Grand Hotel Europe, partially offset by earnings growth of $4.3 million at the Company's hotels in continental Europe and the United Kingdom. As a percentage of European owned hotels revenue, segment profit was 44% for the three months ended September 30, 2014 and three months ended September 30, 2013.

The North American owned hotels reported segment profit of $1.7 million for the three months ended September 30, 2014, a decrease of $1.2 million, or 41%, from $2.9 million for the three months ended September 30, 2013, primarily as a result of the

March 2014 sale of Inn at Perry Cabin by Belmond, which reported earnings of $1.6 million in the three months ended September 30, 2013. The remaining decrease is due to declines of $0.3 million at Belmond La Samanna and Belmond Charleston Place. Partially offsetting these decreases was a $0.8 million year-over-year increase in earnings at Belmond El Encanto which is now in full operation and $0.2 million at '21' Club. As a percentage of North American owned hotels revenue, segment profit was 6% for the three months ended September 30, 2014 compared to 9% for the three months ended September 30, 2013.

The Rest of world owned hotels reported segment profit of $7.6 million for the three months ended September 30, 2014, an increase of $1.5 million, or 25%, from $6.1 million for the three months ended September 30, 2013. Combined year-over-year growth of $2.3 million at Belmond Copacabana Palace and Belmond Hotel das Cataratas due to the FIFA World Cup in Brazil was offset by a $0.8 million net decrease in earnings from Belmond's Asian hotels. As a percentage of Rest of world owned hotels revenue, segment profit was 23% for the three months ended September 30, 2014 compared to 20% for the three months ended September 30, 2013.

The Part-owned/managed hotels reported segment profit of $2.2 million for the three months ended September 30, 2014, an increase of $0.7 million, or 47%, from $1.5 million for the three months ended September 30, 2013. This growth was largely due to a $0.5 million increase at Hotel Ritz by Belmond, which had a six percentage-point increase in occupancy and 9% increase in ADR as a result of new sales strategies and continued signs of an improvement in the Spanish economy.

The Owned trains and cruises reported segment profit of $2.5 million for the three months ended September 30, 2014 a decrease of $0.3 million, or 11% from $2.8 million for the three months ended 2013. Decreases from Venice Simplon-Orient-Express of $0.5 million, Belmond Royal Scotsman of $0.3 million and Belmond Road to Mandalay of $0.3 million were partially offset by growth of $0.5 million from the U.K. day-trains and $0.4 million from Belmond Afloat in France.

The Part-owned/managed trains reported segment profit of $6.0 million for the three months ended September 30, 2014, an increase of $1.0 million, or 20%, from $5.0 million for the three months ended September 30, 2013 attributable to the Company’s Peru Rail joint venture, due largely to an improvement in the Company's management fee structure for this business starting in 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The European owned hotels reported segment profit of $63.3 million for the nine months ended September 30, 2014 and 2013. This was the result of earnings growth of $7.5 million at the Company’s hotels in continental Europe and the United Kingdom, offset by a $7.5 million decrease in earnings at Belmond Grand Hotel Europe. As a percentage of European owned hotels revenue, segment profit was 34% for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013.

The North American owned hotels reported segment profit of $15.9 million for the nine months ended September 30, 2014, a decrease of $1.5 million, or 9%, from $17.4 million for the nine months ended September 30, 2013. The March 2014 sale of Inn at Perry Cabin by Belmond caused a decrease of $2.6 million. There was also a decrease of $1.5 million at Belmond La Samanna, which experienced cancellations and reduced demand as a result of guest concerns over reports of an outbreak of a mosquito-borne illness in St. Martin and elsewhere in the Caribbean and also suffered from cost increases related to the appreciation of the euro. These declines were partially offset by growth of $2.8 million at Belmond El Encanto, which opened in March 2013. As a percentage of North American owned hotels revenue, segment profit was 15% for the nine months ended September 30, 2014 compared with 16% for the nine months ended September 30, 2013.

The Rest of world owned hotels reported segment profit of $25.0 million for the nine months ended September 30, 2014, an increase of $1.3 million, or 5%, from $23.7 million for the nine months ended September 30, 2013. This increase was largely due to combined year-over-year growth of $4.2 million at Belmond Copacabana Palace and Belmond Hotel das Cataratas due to the FIFA World Cup in Brazil and growth of $1.6 million year-over-year for Belmond Mount Nelson Hotel, due to a an eight percentage-point increase in occupancy as the weaker South African rand has benefited booking pace. These increases were offset by a $2.5 million year-over-year decrease for Belmond Miraflores Park due to the hotel’s planned renovation and a $2.0 million net decrease in earnings for the Company's Asian hotels due to the political unrest in the region’s gateway city of Bangkok. Excluding the effect of the 8% depreciation of the Brazilian real against the U.S. dollar, the combined earnings reported by Belmond’s Brazilian hotels would have increased by $5.2 million compared to the nine months ended September 30, 2013. As a percentage of Rest of world owned hotels revenue, segment profit was 24% for the nine months ended September 30, 2014 compared with 23% nine months ended September 30, 2013.

The Part-owned/managed hotels reported segment profit of $3.5 million for the nine months ended September 30, 2014, an improvement of $2.2 million from earnings of $1.3 million for the nine months ended September 30, 2013. A $1.6 million increase at Hotel Ritz by Belmond, which had a nine percentage-point increase in occupancy as a result of new sales strategies and continued

signs of an improvement in the Spanish economy, was offset by decreased earnings from the Company's Peru hotels joint venture due to a $0.5 million expense for Belmond’s share of debt extinguishment costs incurred by the joint venture.

The Owned trains and cruises reported segment profit of $4.2 million for the nine months ended September 30, 2014, a decrease of $0.1 million, or 2%, from profit of $4.3 million for the nine months ended September 30, 2013. Growth of $0.5 million from Belmond Orcaella river cruise in Myanmar was partially offset by decreases from the Venice Simplon Orient-Express and Belmond Royal Scotsman.

The Part-owned/managed trains reported segment profit of $11.8 million for the nine months ended September 30, 2014, an increase of $1.5 million, or 15%, from $10.3 million for the nine months ended September 30, 2013 attributable to the Company’s Peru Rail joint venture, due to an increase in passenger train revenue primarily as a result of an increase in tickets sold resulting from increased foreign arrivals to the country.

Gain on disposal of property, plant and equipment

Three months ended September 30, 2014 compared to three months ended September 30, 2013

A gain on disposal of $0.1 million was recorded in the three months ended September 30, 2014. This relates to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014 but which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

There were no gains or losses on disposal of property, plant and equipment recorded in the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

A gain on disposal of $4.0 million was recorded in the nine months ended September 30, 2014. This relates to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014 but which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

There were no gains or losses on disposal of property, plant and equipment recorded in the nine months ended September 30, 2013.

Impairment of property, plant and equipment

Three months ended September 30, 2014 compared to three months ended September 30, 2013

There were no impairments of property, plant and equipment recorded in the three months ended September 30, 2014 or 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

There were no impairments of property, plant and equipment recorded in the nine months ended September 30, 2014. In the nine months ended September 30, 2013, property, plant and equipment at Belmond La Samanna was written down to fair value, resulting in a non-cash impairment charge of $35.7 million.

Depreciation and amortization

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Depreciation and amortization was $12.1 million for the three months ended September 30, 2014, an increase of $1.4 million, or 13%, from $10.7 million for the three months ended September 30, 2013. As a percentage of revenue, depreciation and amortization was 7% in the three months ended September 30, 2014 and 6% in the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Depreciation and amortization was $37.0 million for the nine months ended September 30, 2014, an increase of $2.6 million, or 8%, from $34.4 million for the nine months ended September 30, 2013. As a percentage of revenue, depreciation and amortization was 8% in the nine months ended September 30, 2014 and 7% in the nine months ended September 30, 2013.

Loss on extinguishment of debt

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Loss on extinguishment of debt was $Nil for the three months ended September 30, 2014 and 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Loss on extinguishment of debt was $14.5 million for the nine months ended September 30, 2014 compared to $Nil for the nine months ended September 30, 2013. The loss for the nine months ended September 30, 2014 comprised of costs associated with the March corporate debt refinancing, including an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans.

Interest income, interest expense and foreign currency, net

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Interest income, interest expense and foreign currency, net was an expense of $7.6 million for the three months ended September 30, 2014, a decrease of $3.6 million, or 32%, from an expense of $11.2 million for the three months ended September 30, 2013. The increase in net expense is mainly due to the fact that a foreign exchange gain of $0.6 million was recognized in the three months ended September 30, 2014 compared to a loss of $2.5 million in the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Interest income, interest expense and foreign currency, net was an expense of $25.8 million for the nine months ended September 30, 2014, an increase of $2.6 million, or 11%, from an expense of $23.2 million for the nine months ended September 30, 2013. The increase in net expense is caused by slightly higher interest rates on refinanced debt and the fact that a foreign exchange loss of $0.3 million was recognized in the nine months ended September 30, 2014 compared to a gain of $0.5 million in the nine months ended September 30, 2013. Additionally, Belmond did not capitalize any interest in the nine months ended September 30, 2014 but capitalized $1.1 million related to Belmond El Encanto in the nine months ended September 30, 2013.

Provision for income taxes

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The provision for income taxes was $15.2 million for the three months ended September 30, 2014, an increase of $3.7 million, or 32%, from $11.5 million for the three months ended September 30, 2013, The increase is primarily due to an increase in underlying earnings and changes in the Company's profits mix.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The provision for income taxes was $16.5 million for the nine months ended September 30, 2014, an increase of $7.2 million, or 77%, from $9.3 million for the nine months ended September 30, 2013. The provision for income taxes for the nine months ended September 30, 2013 included a tax credit of $3.9 million for release of uncertain tax positions and a tax credit of $2.0 million relating to favorable deferred tax impacts of currency fluctuations.

Earnings from unconsolidated companies

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Earnings from unconsolidated companies net of tax were $3.1 million for the three months ended September 30, 2014, an increase of $1.0 million, or 48%, from $2.1 million for the three months ended September 30, 2013. A tax charge of $1.2 million was recognized on earnings from unconsolidated companies for the three months ended September 30, 2014, compared to $1.9 million for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Earnings from unconsolidated companies net of tax were $4.2 million for the nine months ended September 30, 2014, a decrease of $0.5 million, or 11%, from $4.7 million for the nine months ended September 30, 2013. A tax charge of $1.8 million was recognized on earnings from unconsolidated companies for the nine months ended September 30, 2014, compared to $0.9 million for the nine months ended September 30, 2013.

Net losses from discontinued operations

Three months ended September 30, 2014 compared to three months ended September 30, 2013

The losses from discontinued operations for the three months ended September 30, 2014 were $1.5 million, compared with $0.5 million for the three months ended September 30, 2013.

Losses from discontinued operations for the three months ended September 30, 2014 comprised of legal fees of $0.3 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013, and operating losses of $1.2 million at Porto Cupecoy.

Losses from discontinued operations for the three months ended September 30, 2013 related to Ubud Hanging Gardens and Porto Cupecoy plus a tax credit of $0.6 million related to Keswick Hall, which was sold in January 2012.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

The losses from discontinued operations for the nine months ended September 30, 2014 were $2.7 million, compared to $0.9 million for the nine months ended September 30, 2013.

Losses from discontinued operations for the nine months ended September 30, 2014 comprised legal fees of $1.2 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013, and operating losses of $1.5 million at Porto Cupecoy.

Losses from discontinued operations for the nine months ended September 30, 2013 included a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, tax gains of $0.4 million and $0.6 million relating to The Westcliff and Keswick Hall respectively, which were both sold in 2012, and net earnings of $0.9 million from Ubud Hanging Gardens. These gains were offset by operating losses of $2.9 million from Porto Cupecoy.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the three and nine months ended September 30, 2014 were a loss of $57.9 million and $99.4 million, respectively. This largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars. The loss was driven by a 20%, 8% and 4% depreciation, respectively, of the Russian ruble, euro and Brazilian real against the U.S. dollar from the rate at December 31, 2013, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies.

Also included within the foreign currency translation adjustment loss for the nine months ended September 30, 2014 is a loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in the functional currency of those entities. Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At September 30, 2014, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $626.9 million (December 31, 2013 - $639.8 million), including a current portion of $5.6 million (December 31, 2013 - $72.9 million, including a working capital loan of $0.1 million) repayable within 12 months. Additionally, Belmond had capital commitments at September 30, 2014 amounting to $13.1 million (December 31, 2013 - $21.9 million).

Belmond had cash and cash equivalents of $158.8 million at September 30, 2014, compared to $123.2 million at December 31, 2013. In addition, Belmond had restricted cash balances of $3.1 million, of which $2.5 million is classified as current restricted cash on the consolidated balance sheets and $0.6 million is classified in other assets (December 31, 2013 - $13.6 million, of which $6.0 million was classified in restricted cash and $7.6 million was classified in other assets). At September 30, 2014, there were undrawn amounts available to Belmond under committed lines of credit of $101.4 million (December 31, 2013 - $2.9 million), bringing total cash availability at September 30, 2014 to $260.2 million (December 31, 2013 - $126.1 million), excluding the restricted cash of $3.1 million (December 31, 2013 - $13.6 million). When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

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

At September 30, 2014, two unconsolidated joint venture companies for which Belmond provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru, in which Belmond has a 50% interest, was out of compliance with a debt service coverage ratio covenant for a loan of $4.6 million, which could require the Company to fund its guarantee should the banks call the loan facility. Discussions with the banks are ongoing to bring the joint venture back into compliance and Belmond anticipates the joint venture will rectify the breach through refinancing or renegotiating covenant terms. Although the banks currently remain entitled to do so, Belmond does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong.

•
Hotel Ritz by Belmond, 50% owned by Belmond, was out of compliance at September 30, 2014 with the debt service coverage ratio in its first mortgage loan facility amounting to $71.4 million.  Although the loan is non-recourse to Belmond and the joint venture partner in the hotel, each has provided separate partial guarantees of $9.5 million as of September 30, 2014, which may be required to be funded should the bank call the loan. Although covenant waivers have been obtained in the past, there currently is no waiver in place for the breached covenant. Belmond anticipates negotiations with the lender as to how to bring the hotel into long-term compliance. At the date of this report, Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities except for the instances of non-compliance noted above which are not expected to have a material impact on Belmond’s financial flexibility.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $121.6 million at September 30, 2014 (December 31, 2013 - $72.3 million). This increase in working capital is largely due to the refinancing completed during the period that has caused a significant decrease in the current portion of long-term debt and obligations under capital leases falling due within the next 12 months.

Cash Flow - Sources and Uses of Cash

At September 30, 2014 and December 31, 2013, Belmond had cash and cash equivalents of $158.8 million and $123.2 million (excluding $0.4 million cash presented within assets held for sale), respectively. In addition, Belmond had restricted cash of $3.1 million (of which $2.5 million is classified as current restricted cash on the condensed consolidated balance sheets and $0.6 million is classified in other assets) and $13.6 million (of which $6.0 million is classified in restricted cash on the condensed consolidated balance sheets and $7.6 million is classified in other assets) as of September 30, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2014 was $61.7 million compared to $82.9 million for the nine months ended September 30, 2013.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $2.9 million for the nine months ended September 30, 2014, an improvement of $15.5 million from net losses of $12.6 million for the nine months ended September 30, 2013. This improvement is offset in cash terms by the fact that the net losses for the nine months ended September 30, 2013 included a non-cash property, plant and equipment impairment charge of $35.7 million, compared to $Nil in the nine months ended September 30, 2014. For the nine months ended September 30, 2014 there were additional non-cash items including a loss on extinguishment of debt of $14.5 million and a gain on disposal of property, plant and equipment of $4.0 million. In addition, during the nine months ended September 30, 2014, the Company paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million.

Investing Activities. Net cash used in investing activities was $11.9 million for the nine months ended September 30, 2014, compared to net cash used in investing activities of $37.7 million for the nine months ended September 30, 2013.

Capital expenditure of $52.5 million during the nine months ended September 30, 2014 included $11.9 million at Belmond Charleston Place primarily for the first and second phases of the hotel’s rooms renovation project, $9.9 million at Belmond Grand Hotel Europe primarily for the conversion of 19 historic rooms into six suites and renovations of the hotel’s restaurants and meeting rooms, $4.7 million at Belmond Miraflores Park for the hotel’s renovation, $3.4 million at Belmond Hotel Cipriani primarily for the renovation of the hotel’s new Oro restaurant, $3.0 million at Belmond Hotel Splendido in Portofino, Italy primarily for the renovation of several of the hotel’s rooms and suites, $2.8 million at Belmond Villa Sant’Andrea primarily for the six junior suites that opened in May 2014, $2.4 million at Belmond Copacabana Palace for the renovation of the hotel’s new MEE restaurant and other routine capital expenditure, $2.2 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory maintenance works and $2.1 million at Belmond Le Manoir aux Quat’Saisons primarily for the construction of a new conservatory in the hotel’s garden, with the balance being for routine capital expenditures.

Capital expenditure of $52.3 million during the nine months ended September 30, 2013 included $23.2 million for the renovation of Belmond El Encanto, $5.9 million at Belmond Charleston Place including the refurbishment of the Palmetto Café and guest rooms, $4.9 million primarily for completion of the refurbishment at Belmond Copacabana Palace, $3.2 million primarily for façade works at Belmond Grand Hotel Europe, $2.0 million on the Venice Simplon-Orient-Express and the balance for routine capital expenditures.

During the nine months ended September 30, 2014, disposal of non-core assets of Inn at Perry Cabin by Belmond resulted in net cash proceeds of $37.8 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3.7 million is reported within gain on sale from property, plant and equipment. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement.

During the nine months ended September 30, 2014, there was a release of restricted cash of $7.6 million compared to $2.0 million in the nine months ended September 30, 2013. The primary reason for this increase was the repayment of the outstanding property level funded debt of Belmond with the exception of the debt of Charleston Center LLC, a consolidated VIE. Cash deposits were previously required to be held with lending banks to support Belmond’s payment of interest and principal.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2014 was $9.1 million, compared to net cash provided by financing activities of $13.4 million for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, Belmond drew $5.4 million of loans to fund capital expenditure at Belmond Miraflores Park and Belmond Grand Hotel Europe and refinanced a $12.0 million loan secured on Belmond Mount Nelson Hotel. Subsequent to these drawdowns, Belmond entered into a $552.0 million secured term loan, the proceeds of which were used to repay all outstanding funded debt of Belmond apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies. In August 2014, the debt of Charleston Center LLC was refinanced, resulting in an additional drawdown of $2.8 million. Principal repayments under long-term debt were $563.7 million for the nine months ended September 30, 2014.

During the nine months ended September 30, 2013, $63.9 million was borrowed to refinance debt secured on Belmond Reid’s Palace, Belmond Le Manoir aux Quat’Saisons, Inn at Perry Cabin by Belmond and ‘21’ Club, $14.5 million was borrowed for Belmond El Encanto construction, $2.0 million for refurbishment of Belmond Grand Hotel Europe and $24.0 million for corporate purposes. $4.0 million of the existing debt for Belmond Grand Hotel Europe was repaid, and repayments of $17.0 million of the existing debt at Inn at Perry Cabin by Belmond and ‘21’ Club and $42.8 million of the existing debt of Belmond Reid’s Palace and Belmond Le Manoir aux Quat’Saisons were made. The remaining debt payments were scheduled amortization of existing debt.

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

There were $13.1 million of capital commitments outstanding at September 30, 2014 (December 31, 2013 - $21.9 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At September 30, 2014, Belmond had $626.9 million (December 31, 2013 - $639.8 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. Total debt at September 30, 2014 includes a $2.6 million reduction to the face value of the corporate debt facility which reflects the balance of the unamortized original issue discount and will be amortized through interest expense over the term of the loan.

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

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 6.2 years, and the weighted average interest rate is 4.35% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at September 30, 2014 included above comprised $97.4 million (December 31, 2013 - $94.3 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 30% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At September 30, 2014, 49% of borrowings of Belmond were at floating interest rates.

Belmond has guaranteed or contingently guaranteed debt obligations of certain of its unconsolidated joint venture companies. The following table summarizes these commitments at September 30, 2014:

	Guarantee	Contingent guarantee	Duration
September 30, 2014	$ millions	$ millions

Hotel Ritz by Belmond:
Debt obligations	9.5	—	ongoing
Peru rail joint venture:
Debt obligations	4.6	5.5	through 2017
Concession performance	—	6.4	through May 2015
Peru hotel joint venture:
Debt obligations	—	19.6	through 2020
Total	14.1	31.5

Belmond has guaranteed certain debt obligations for Hotel Ritz by Belmond, in which Belmond has a 50% equity investment.

Belmond has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2017. Belmond has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2015. In addition, Belmond has contingently guaranteed $19.6 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of September 30, 2014, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If interest rates increased by 10% with all other variables held constant, annual net finance costs of Belmond would have increased by approximately $1.2 million based on borrowings outstanding at September 30, 2014.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the euro, British pound, South African rand, Russian ruble and Brazilian real. Some non-U.S. subsidiaries of the Company borrow in local currencies, and Belmond may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Nine of Belmond’s owned hotels in 2014 operated in euros, two operated in Brazilian reals, one operated in South African rands, one in British pounds sterling, three in Botswanan pulas, one in Mexican pesos, one in Peruvian nuevo soles, six in various Southeast Asian currencies and one in Russian rubles. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman tourist trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa and Belmond La Samanna was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos and the euro, respectively.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at September 30, 2014 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 18, there is no material potential impact on net earnings at September 30, 2014 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

Dated:  November 6, 2014

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Vice President—Finance and Chief Financial Officer (Principal Accounting Officer)