Form 10-K
period 2014-12-31
Belmond Ltd.
filed 2015-02-27
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 27, 2014 (the last business day of the registrant’s second fiscal quarter in 2014) was approximately $1,206,000,000.
 As of February 19, 2015, 104,096,747 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 17(c) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Forward-looking statements concerning the operations, performance, financial condition, plans and prospects of Belmond Ltd. and its subsidiaries are based on the current expectations, assessments and assumptions of management, are not historical facts, and are subject to various risks and uncertainties.

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

Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  Belmond Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Belmond properties and their locations

Hotels

1. Belmond Hotel Cipriani, Venice
2. Belmond Hotel Splendido, Portofino
3. Belmond Splendido Mare, Portofino
4. Belmond Villa San Michele, Florence
5. Belmond Hotel Caruso, Amalfi Coast
6. Belmond Grand Hotel Timeo, Taormina
7. Belmond Villa Sant' Andrea, Taormina Mare
8. Belmond La Residencia, Mallorca
9. Hotel Ritz by Belmond, Madrid
10. Belmond Reid's Palace, Madeira
11. Belmond Le Manoir aux Quat'Saisons, Oxfordshire
12. Belmond Grand Hotel Europe, St. Petersburg
13. '21' Club, New York (restaurant)
14. Inn at Perry Cabin by Belmond, Maryland
15. Belmond Charleston Place, Charleston
16. Belmond El Encanto, Santa Barbara
17. Belmond Maroma Resort and Spa, Riviera Maya
18. Belmond Casa de Sierra Nevada, San Miguel de Allende
19. Belmond La Samanna, St Martin
20. Belmond Miraflores Park, Lima
21. Belmond Sanctuary Lodge, Machu Picchu
22. Belmond Hotel Monasterio, Cusco
23. Belmond Palacio Nazarenas, Cusco
24. Belmond Hotel Rio Sagrado, Sacred Valley
25. Belmond Hotel das Cataratas, Iguassu Falls
26. Belmond Copacabana Palace, Rio de Janeiro
27. Belmond Mount Nelson Hotel, Cape Town
28. Belmond Khwai River Lodge, Moremi Reserve
29. Belmond Eagle Island Lodge, Okavango Delta
30. Belmond Savute Elephant Lodge, Chobe Reserve
31. Belmond La Résidence d'Angkor, Siem Reap
32. Belmond Governor's Residence, Yangon
33. Belmond Napasai, Koh Samui
34. Belmond La Résidence Phou Vao, Luang Prabang
35. Belmond Jimbaran Puri, Bali
36. Ubud Hanging Gardens, Bali

Trains & Cruises

37. Venice Simplon-Orient-Express, Europe
38. Belmond British Pullman, London
39. Belmond Northern Belle, UK
40. Belmond Royal Scotsman, Edinburgh
41. Belmond Afloat in France, Burgundy
42. Peru Rail, Peru
43. Eastern & Oriental Express, Southeast Asia
44. Belmond Road to Mandalay, Ayeyarwady river
45. Belmond Orcaella, Chindwin River

PART I

ITEM 1.        Business

Belmond Ltd. (the “Company” and, together with its subsidiaries, “Belmond”) is incorporated in the Islands of Bermuda and is a “foreign private issuer” as defined in Rule 3b-4 promulgated by the U.S. Securities and Exchange Commission (“SEC”) under the U.S. Securities Exchange Act of 1934 (the “1934 Act”) and in Rule 405 under the U.S. Securities Act of 1933. As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, the Company elects to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers. The class A common shares of the Company are listed on the New York Stock Exchange (“NYSE”).

These reports and amendments to them are available free of charge on the Internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC. The principal Internet website address is belmond.com. Unless specifically noted, information on the Belmond website is not incorporated by reference into this Form 10-K annual report.

Pursuant to Rule 3a12-3 under the 1934 Act regarding foreign private issuers, the proxy solicitations of the Company are not subject to the disclosure and procedural requirements of Regulation 14A under the 1934 Act, and transactions in the Company’s equity securities by its officers, directors and significant shareholders are exempt from the reporting and liability provisions of Section 16 of the 1934 Act.

Introduction

Belmond is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies. The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1994. Belmond currently manages 45 properties, consisting of 35 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and three river/canal cruise businesses. This includes one long-term leased hotel in Bali, Indonesia where the owner dispossessed Belmond from operation of the hotel in November 2013 (see Item 3—Legal Proceedings). The locations of Belmond's 45 properties operating in 22 countries are shown in the map on the preceding page. Belmond acquires or manages only very distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

Revenue, earnings and identifiable assets of Belmond in 2014, 2013 and 2012 for Belmond's business segments and geographic areas are presented in Note 23 to the Financial Statements (Item 8). Belmond's operating segments are aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, part-owned/managed hotels, owned trains and cruises, and part-owned/managed trains.

Hotels represent the largest part of Belmond’s business, contributing 86% of revenue in 2014, 87% of revenue in 2013 and 87% in 2012. Trains and cruises accounted for 14% of revenue in 2014, 13% of revenue in 2013 and 13% in 2012. Approximately 91% of Belmond’s customer revenue in 2014 was from leisure travelers, with approximately 43% originating from North America, 39% from Europe and the remaining 18% from elsewhere in the world.

Belmond’s worldwide portfolio of hotels currently consists of 3,177 individual guest rooms and multiple-room suites, each known as a “key”. Hotels owned by Belmond in 2014 achieved an average daily room rate (“ADR”) of $523 (2013 - $510; 2012 - $475) and a revenue per available room (“RevPAR”) of $306 (2013 - $306; 2012 - $275).

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties. These have included Keswick Hall near Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, The Westcliff in Johannesburg and the Porto Cupecoy property development in Sint Maarten, Dutch West Indies sold during 2012. These properties have been accounted for as discontinued operations in the Financial Statements for each of the three years ended December 31, 2014, 2013 and 2012, including Ubud Hanging Gardens following the owner's wrongful dispossession of Belmond from operation of the hotel as noted above. In March 2014, Belmond sold Inn at Perry Cabin by Belmond on the eastern shore of Maryland, with Belmond continuing to manage the hotel under a ten-year management agreement with the new owner. See Note 4 to the Financial Statements. In addition, Belmond's Peru hotel joint venture sold its Las Casitas del Colca hotel near Arequipa during 2012. See Note 6 to the Financial Statements.

On February 23, 2014, Belmond announced that its board of directors had approved a proposal to operate Belmond's portfolio of luxury hotels and travel experiences under a new brand name—"Belmond"—from March 10, 2014, and to change its principal Internet website address to belmond.com. Belmond has retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the "Belmond" brand, Belmond also entered into an agreement with SNCF to terminate (with effect from December 31, 2014) the "Orient-Express" license for hotel use, without any cost or penalty. At the 2014 Annual General Meeting of Shareholders, shareholders approved a change in Belmond's corporate name from Orient-Express Hotels Ltd. to Belmond Ltd. in order to align Belmond's corporate identity with that of its primary luxury brand. On July 28, 2014, Belmond changed the ticker symbol of its class A common shares listed on the New York Stock Exchange from OEH to BEL.

On March 21, 2014, Belmond entered into a $657,000,000 senior secured credit facility, consisting of a $552,000,000 seven-year term loan and a $105,000,000 five-year, dual-currency revolving credit facility. The term loan comprised a $345,000,000 U.S. dollar-denominated tranche and a €150,000,000 euro-denominated tranche ($207,000,000 as of the completion date). Belmond used the proceeds from the term loan to refinance substantially all of the funded debt of Belmond (other than the debt of Belmond Charleston Place, a consolidated variable interest entity with separate non-recourse financing).

On July 8, 2014, Belmond announced the execution of a management agreement with Cadogan Hotel Partners Limited to operate The Cadogan, a 64-key hotel in the Knightsbridge area of London, England. The 127-year old hotel closed at the end of July 2014 to undergo a $48,000,000 investment project. The fully renovated and re-conceptualized Belmond Cadogan Hotel is expected to open in late 2016 with refurbished public areas and the reconfiguration down to 54 keys in order to accommodate demand from luxury travelers for larger junior suites and suites. In November 2014, Belmond signed an additional agreement with Cadogan Hotel Partners Limited to operate Durley House, an all-suite, private-residence-style property located on the same block of Sloane Street as Belmond Cadogan Hotel. Durley House is currently closed for renovation and is expected to reopen in late 2016. Upon reopening, the 15 renovated long-stay suites at Durley House will be serviced by Belmond Cadogan Hotel and guests will have full use of the hotel's facilities.

In November 2014, Belmond announced Belmond Grand Hibernian, the first overnight luxury rail experience of its kind in Ireland, which will tour the countryside of Ireland upon its expected commencement of operations in the summer of 2016. The luxury sleeper train will accommodate up to 40 guests in 20 en-suite cabins. Belmond Grand Hibernian will build on the Company's expertise in operating a stable of the world's most famous trains, including Belmond Royal Scotsman, currently the U.K.'s only sleeper train, and the legendary Venice Simplon-Orient-Express.

Owned Hotels—Europe

Italy

Belmond Hotel Cipriani—95 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service. Most of the rooms have views overlooking the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants, gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and fitness center, and a large banquet and meeting facility situated in an historic refurbished warehouse. During the 2014-15 winter closure, 19 rooms in the hotel's main building are being refurbished.

Belmond Hotel Splendido and Belmond Splendido Mare—83 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool, spa and tennis court. There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Belmond Splendido Mare on the harbor below. During the 2014-15 winter closure,10 suites and guest rooms are being refurbished.

Belmond Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  Belmond has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool. A shuttle service is provided into the UNESCO World Heritage listed center of Florence. The property occupies ten acres. During the 2014-15 winter closure, the property is creating a new function facility to cater to the popular wedding and celebrations market.

Belmond Hotel Caruso—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archeological sites such as Pompeii and Paestum. The Amalfi coast, the city of Naples and the archeological sites have been designated UNESCO World Heritage sites. Once a nobleman’s palace, parts of the building date back to the 11th century. Operated as a hotel for many years, Belmond rebuilt the property after acquiring it and reopened in 2005.  Amenities include two restaurants, a swimming pool, spa and extensive gardens.

Belmond Grand Hotel Timeo—70 keys—in Taormina, Sicily was purchased in January 2010 and renovated during winter closure periods since then. With panoramic views of Mount Etna (a UNESCO World Heritage site) and the Gulf of Naxos from its main terrace, this hotel is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater. Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional specialties, a spa and fitness center, swimming pool, and separate banqueting and conference facilities, all surrounded by six acres of parkland.

Belmond Villa Sant’Andrea—65 keys—was purchased and renovated at the same time as Belmond Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with its own beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant and swimming pool looking onto the Calabrian coast. Belmond completed construction in May 2014 of six poolside suites. Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

Belmond La Residencia—68 keys including a separate villa—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca with stunning views of the Tramuntana Mountains, a UNESCO World Heritage site. The core of Belmond La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features two restaurants including the gastronomic El Olivo, meeting rooms for up to 100 guests, two large swimming pools, tennis courts and a spa and fitness center with an indoor pool. During the 2014-15 winter closure, the property is refurbishing12 junior suites and creating a new bar.

Portugal

Belmond Reid’s Palace—163 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has five seasonal restaurants and banquet/meeting facilities. Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and fitness center and access to two championship golf courses. It has year-round appeal, serving both winter escapes to the sun and regular summer holidays.

United Kingdom

Belmond Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London. The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design. The property was developed by Raymond Blanc, one of Britain’s famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide. Mr. Blanc has given a commitment to remain the chef at the hotel and advises the restaurants at other Belmond hotels. During 2014, the hotel expanded its event and meeting space to increase its appeal to social and corporate groups.

Russia

Belmond Grand Hotel Europe—265 keys—in St. Petersburg was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the UNESCO World heritage listed heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the commercial center.  There are four restaurants on the premises, as well as a grand ballroom, meeting facilities, a spa and fitness center, and several retail shops. Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.5% minority interest in the hotel building. Recent improvements include six ultra-luxury suites that opened in July 2014, a new concept restaurant by a top designer, and improved meeting and banqueting rooms.

Owned Hotels—North America

United States

Belmond Charleston Place—435 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a spa, fitness center and rooftop swimming pool, and a shopping arcade of 20 retail outlets leased by third parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. During 2013, Belmond began a three-year phased refurbishment of guest rooms, with the initial two phases totaling 290 keys completed through December 31, 2014.

While Belmond has a 19.9% equity interest in Belmond Charleston Place, Belmond manages the property under an exclusive long-term contract and has a number of loans to the hotel outstanding. On evaluating its various interests in the hotel, Belmond has concluded that it is the primary beneficiary of this variable interest entity and, accordingly, consolidates the assets and liabilities of the hotel in Belmond’s balance sheets and consolidates the hotel’s results in Belmond’s statements of operations, comprehensive income and cash flows. See Note 5 to the Financial Statements.

Belmond El Encanto—92 keys—in Santa Barbara, California is located in the hills above the city center, with views out to the Pacific Ocean. Dating from 1913, it sits in seven-acre landscaped gardens with heritage features and mature trees. Guest rooms are in authentic, California Rivera-style bungalows spread throughout the grounds. Belmond reopened the resort in 2013 following extensive renovation and it now includes an acclaimed restaurant, infinity-edge swimming pool, a destination spa and fitness center. Belmond El Encanto is Santa Barbara's only Forbes Five Star hotel.

Inn at Perry Cabin by Belmond—78 keys—was built in 1812 as a country inn located in St. Michaels, Maryland on the eastern shore of Chesapeake Bay. Set on 25 waterfront acres, it is an attractive conference and vacation destination, particularly for guests from the Washington, D.C., Baltimore and Philadelphia areas. During its ownership, Belmond expanded the hotel by adding guest rooms, a conference facility, a swimming pool and spa.

As noted in the "Introduction" above, Belmond completed the sale of Inn at Perry Cabin in March 2014 for gross proceeds of $39,700,000 and at the same time, entered into a ten-year management agreement with the owner under which Belmond operates the property as Inn at Perry Cabin by Belmond. As part of the management agreement, Belmond funded $3,000,000 of key money to be used for agreed capital enhancements.

‘21’ Club is Belmond's stand-alone restaurant, a famous landmark at 21 West 52nd Street in midtown Manhattan near the Broadway theater district and many top tourist attractions. Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine. It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for receptions and events, including the famous secret wine cellar. Belmond added Bar ‘21’ on the restaurant’s ground floor lobby and reconfigured and expanded two event spaces on the first floor for private receptions.

Caribbean

Belmond La Samanna—91 keys including eight villas—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of owned land along a 4,000-foot beach. Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens. The hotel is open most of the year, seasonally closing during the autumn months. In recent years, Belmond has renovated many of the guest rooms and the main restaurant, bar and lobby area. The eight luxury villas located on part of the 35 acres of owned vacant land adjoining Belmond La Samanna provide additional villa-suite room stock for the hotel. Remaining land is available for future expansion.

Mexico

Belmond Maroma Resort and Spa—63 keys—is on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun. The resort opened in 1995 and is set in 25 owned acres of verdant jungle along a 1,000-foot beach. The Cozumel barrier reef is offshore where guests may fish, snorkel and scuba-dive. Important Mayan archeological sites are nearby. Rooms are arranged in low-rise villas and there are three restaurants, three swimming pools, tennis courts and spacious spa facilities. Belmond also owns a 28-acre tract adjacent to Belmond Maroma Resort and Spa for hotel expansion or construction of other improvements.

Belmond Casa de Sierra Nevada—37 keys—is a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site. Opened in 1952, the hotel consists of nine owned Spanish colonial buildings built in the 16th and 18th centuries.  Belmond has renovated the hotel, including its two restaurants, and has built new suites as well as a swimming pool, spa and garden area. The total site is approximately two acres. Belmond also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of World

South America

Belmond Copacabana Palace—239 keys—was built in the 1920s on a three-acre owned site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil. It is a famous hotel in South America and features two fine-dining restaurants, spacious function and banqueting rooms for up to 1,500 guests including the hotel’s refurbished former casino rooms, a swimming pool, spa and fitness center, and a roof-top tennis court and plunge pool. In December 2012, Belmond completed a two-year phased refurbishment of the guest rooms in the main building including an expanded and restyled lobby and, in early 2014, converted one of the hotel's bars into a new pan-Asian restaurant. These improvements were undertaken in advance of Rio’s hosting the 2014 World Cup soccer tournament and 2016 Summer Olympics. Third parties own a less than 2% minority interest in the hotel.

Belmond Hotel das Cataratas—193 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, a UNESCO World Heritage site. Belmond was awarded in 2007 a 20-year lease of the hotel from the government. It is the only hotel in the national park on the Brazilian side of the falls. First opened in 1958 on about four acres, the hotel has two restaurants, conference facilities, a swimming pool, spa and tennis court, and tropical gardens looking onto the falls. Belmond had applied in 2009 to the Brazilian Ministry of Planning, Budget and Management for an amendment of the lease, but the Secretary of the Ministry denied the application in September 2014. Belmond is appealing the Secretary's decision to the Ministry. See "Item 3—Legal Proceedings."

Belmond Miraflores Park—81 keys—is located in the fashionable Miraflores residential district of Lima, Peru. This all-suite owned hotel, occupying about an acre of land, faces the Pacific Ocean and is conveniently located for the city's commercial and cultural centers. Following a 5 month closure for a $7,500,000 renovation project, Belmond reopened the hotel in April 2014 with refreshed guest accommodations, conference facilities and public areas. The hotel features two restaurants, large banqueting and meeting rooms and an exclusive lounge for guests staying on the upper floors. Leisure facilities include a spa, gym and rooftop swimming pool with ocean views.

Africa

Belmond Mount Nelson Hotel—198 keys—in Cape Town, South Africa is a famous historic property opened in 1899. With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has two restaurants, a ballroom, two swimming pools, tennis courts, a spa and fitness center, and a business center with meeting rooms, all situated on ten acres of owned grounds. In 2012, Belmond renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens and, in 2013, refurbished an additional 36 guest rooms. In 2014, Belmond refurbished eight junior suites and 18 suites, including its eight garden cottages. During 2015, the hotel's original ballroom, private dining and meeting spaces will be renovated. The hotel has expansion potential through conversion of adjacent owned residential properties.

Belmond Khwai River Lodge, Belmond Eagle Island Lodge and Belmond Savute Elephant Lodge—39 keys in total—comprise Belmond’s African safari experience in Botswana consisting of three separate game-viewing lodges. Established in 1971, Belmond long-term leases the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats. Botswana's Okavango Delta was added to the UNESCO World Heritage list in June 2014. Each camp has 12 or 15 luxury one bedroom tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites. In January 2015, Belmond closed Belmond Eagle Island Lodge to undertake a full refurbishment of the property over an expected eleven months in 2015.

Asia

Belmond Napasai—69 keys including 14 private villas—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam. It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as diving and snorkeling in the nearby coral reef. The guest rooms are arranged in seaview and garden cottages on a total site of about 40 owned acres, which include vacant land for future expansion. The villas, most of which are owned by third parties, are available for rent by hotel guests.

Belmond Jimbaran Puri—64 keys including 21 villas—is on the island of Bali in Indonesia and occupies seven beachfront acres under long-term lease on the south coast of the island. Guest rooms are situated in cottages, and there are two restaurants, a spa, swimming pool and ocean water sports. Each villa has its own private plunge pool.

Ubud Hanging Gardens—38 keys—also on Bali is located on terraces on about seven steep hillside acres above the Ayung River gorge in the rain forest interior of the island. This long-term leased hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center. Each key has its own private plunge pool.

As previously reported, following an unannounced dispossession of Belmond from Ubud Hanging Gardens by the third-party owner in November 2013, Belmond has been unable to continue operating the hotel. Belmond believes this action by the owner is unlawful and in breach of its long-term lease arrangement and constitutes a wrongful dispossession. Accordingly, Belmond is taking appropriate legal steps to protect its interests. See Item 3—Legal Proceedings.

Belmond La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia.  The hotel occupies a site of about two acres under long-term lease. The ancient Temples of Angkor Wat, a UNESCO World Heritage site and the principal tourist attraction in the area, are nearby. The hotel has two indoor/outdoor restaurants, swimming pool, and a spa and fitness center.

Belmond Governor’s Residence—49 keys—was built in the 1920s in the embassy district of Yangon, Myanmar (Burma) originally as the official home of one of the Burmese state governors and near the great Shwedagon pagoda in the city. The building is a two-story teak mansion surrounded by verandas overlooking lotus gardens on a leased site of about two acres. Belmond Governor's Residence opened as a hotel in 1997. It includes two restaurants and swimming pool.

Belmond La Résidence Phou Vao—34 keys—is in Luang Prabang, the ancient capital of Laos and a UNESCO World Heritage site. Belmond owns a 69% interest in the property. The hotel opened in 2001 and occupies about eight hillside acres under long-term lease. Guest rooms are in four two-story buildings surrounded by lush gardens that include a restaurant, spa and swimming pool.

Part-Owned/Managed Hotels

Hotel Ritz by Belmond—167 keys—is located in central Madrid, Spain near the financial district, national parliament and many of the city’s well known tourist attractions including the Prado and other museums. The hotel is managed exclusively by Belmond and is owned by a 50%/50% joint venture between Belmond and a Spanish investment company. Opened in 1910, the hotel has four spacious conference and banqueting suites for up to 450 guests, an indoor restaurant and the popular Ritz Terrace restaurant outdoors in the gardens. Belmond and its 50% partner renovated the public areas of the hotel in the past and are working on plans for future recapitalization of the hotel.

Belmond has a 50%/50% joint venture with local investors in Peru which operates the following four hotels under Belmond’s exclusive management.

Belmond Hotel Monasterio—126 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru and a UNESCO World Heritage site. The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1965, and has been upgraded since then. The guest rooms and two restaurants are arranged around open-air cloisters. Many of the guest rooms are specially oxygenated due to Cusco's high altitude. In 2013, Belmond commenced a three-year phased renovation of guest rooms and bathrooms. The site measures approximately three acres under long-term lease.

Belmond Palacio Nazarenas—55 keys—is located next door to Belmond Hotel Monasterio on the same site in Cusco and is a former palace and convent which the joint venture, using its own financial resources, has rebuilt as a separate hotel and opened in June 2012. This is an all-suite hotel arranged around courtyards and featuring oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar. During construction, archeologists discovered Incan artifacts and foundations which have been preserved and displayed in the hotel.

Belmond Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site. All of the rooms have been refurbished to a high standard. In 2014, Belmond commenced a three-year phased renovation of all guest rooms and suites, as well as the hotel's reception and public areas. The joint venture long-term leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train. See also Item 3—Legal Proceedings.

Belmond Hotel Rio Sagrado—23 keys including two villas—is owned by Belmond's Peru hotel joint venture and is located in the Sacred Valley of the Incas between Cusco and Machu Picchu. Opened in 2009, this rustic hotel has a spa with indoor plunge pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on Belmond’s PeruRail train service is a short distance from the hotel. During 2013, the joint venture refurbished the guest rooms, enlarged the spa and installed an outdoor heated swimming pool. In 2014, the property enhanced the main entry arrival with new entry drive and landscape improvements and added a train platform/lounge to accommodate Hiram Bingham train guests stopping at the hotel.

Owned Trains and Cruises

Venice Simplon-Orient-Express comprises 30 historic railway cars, all of which have been refurbished in original 1920s/1930s décor and meet modern safety standards. It operates once or twice weekly principally between multiple various cities and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. Passengers travel across the English Channel by coach on the Eurotunnel shuttle train. Occasional trips are also made to Vienna, Prague, Copenhagen, Stockholm, Budapest and Istanbul.

Belmond British Pullman is composed of the 11 Pullman dining cars in Britain which operate all year originating out of London on short excursions to places of historic, scenic or sporting interest in southern England, including some overnight trips when passengers stay at local hotels. Full course meals are offered on every departure. Both the British and Continental trains are available for private charter.

Belmond Northern Belle is a tourist train offering day trips and charter service principally in the north of England.  It builds on the success of Belmond’s British Pullman business, which focuses on the south of England around London. This train consists of seven owned dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 250 passengers. Full course meals are served on board and passengers stay in local hotels on overnight itineraries.

Belmond Royal Scotsman luxury tourist train owned by Belmond comprises nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a bar/observation car, and accommodates up to 36 passengers.  Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whisky distilleries and other points of interest.

Belmond Road to Mandalay is a luxury river cruise ship on the Ayeyarwady (Irrawaddy) River in central Myanmar.  The ship was a Rhine River cruiser built in 1964 that Belmond bought and refurbished. It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with swimming pool. The ship travels between Mandalay and Bagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest. Three- to 11-night itineraries are offered. The ship does not operate in the summer months and occasionally when the water level of the river falls too low due to lack of rainfall.

Belmond Orcaella, Belmond's second river cruise ship in Myanmar, was built in Yangon to Belmond's luxury standards, long-term chartered by Belmond, and launched in July 2013. The ship is named after the dolphins found in the inland waterways of the country, and accommodates up to 50 passengers in 25 spacious river-facing cabins, with restaurant, lounge and bar, and sundeck with plunge pool. It cruises between Yangon and the far north of Myanmar on the Ayeyarwady and Chindwin Rivers on seven- to 11-night itineraries to areas accessible to Belmond Orcaella because of its shallow draft and maneuverability.

Belmond Afloat in France is composed of five luxury river and canal boats (called péniche-hôtels) owned by Belmond and operating in Burgundy, Provence and other rural regions of France. They accommodate between four and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck. They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants.  Shore excursions are organized each day.

All Belmond trains and cruises are available for private charter.

Part-Owned/Managed Trains

PeruRail: Belmond and local Peruvian investors formed two 50%/50% owned companies (PeruRail S.A. and Ferrocarril Transandino S.A., together "PeruRail"), as a joint venture that was awarded in 1999 a 30-year franchise to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru and a license to operate passenger and freight services in those areas. The franchise may be extended every five years upon PeruRail's application and government approval, and currently expires in 2034 with four additional five-year extensions remaining. PeruRail pays the Peruvian government fees related to traffic levels and the use of rail infrastructure, locomotives and rolling stock. The 70-mile Cusco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins at Machu Picchu because there is no convenient road. Other carriers operate on this line in competition with PeruRail. A second rail line runs from Cusco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity PeruRail is seeking to expand by hauling the output of local mines in southern Peru for export.  The Cusco-Machu Picchu line connects four of Belmond’s Peruvian hotels, allowing inclusive tours served by Belmond’s Hiram Bingham luxury daytime tourist train composed of two dining cars and a bar/observation car with capacity up to 84 passengers.  PeruRail also operates a daytime tourist train called the Andean Explorer on the Cusco-Puno route through the High Andes mountains.

Eastern & Oriental Express in Southeast Asia travels up to one round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand.  Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are offered to places of historic, scenic and cultural interest in the region. Originally built in 1970, the 24 cars were substantially refurbished in an elegant Asian décor and fitted with modern facilities such as air conditioning and private bathrooms. The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 130 passengers. The Eastern & Oriental Express is available for charter by private groups. Belmond manages the train and has a 25% shareholding in the owning company.

Management Strategies

As the foregoing indicates, Belmond has a global mix of luxury hotel and travel products that are geographically diverse and appeal to both high-end individual travelers as well as prominent corporate, incentive, and social groups. Individual travelers in 2014 made up approximately 74% of total hotel room nights, with corporate, social, and incentive groups accounting for the remaining 26%. Belmond’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences offered compared to its competitors.

Belmond benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.

Belmond’s vision is to continue to be the consummate luxury experiential travel company, providing guests with a window into authentic, 'one-of-a-kind' experiences in some of the most unique destinations in the world.  Belmond plans to grow the business in the long term by:

•	increasing revenue and earnings at its established properties and recent openings, including by increasing occupancy and ADR while controlling costs associated with incremental revenue,

•	investing in capital improvements at existing hotels and expanding where land or space is available, in both cases when potential investment returns are relatively high,

•	increasing the utilization of its trains and cruises by adding departures and, for PeruRail, expanding its contract freight business,

•	investing in and managing additional distinctive luxury properties throughout the world that have attractive potential investment returns, including repositioning opportunities,

•	entering into contracts to manage third-party owned hotels meeting Belmond’s selection criteria (existing hotels and new build), especially in gateway cities,

•	disposing of non-core assets to reduce leverage and redeploy the capital in properties with higher potential returns, and

•	promoting Belmond through advertising in print and digital media, social media and other partnerships.

Factors in Belmond’s evaluation of a potential acquisition or management opportunity include the uniqueness and luxury nature of the property or product, attractions and experiences for guests in the vicinity, acceptability of financial returns, upside potential through pricing, expansion or improved sales and marketing, limitations on nearby competition, and convenient access. Expansion at existing properties by adding rooms and facilities such as spas and conference space can provide attractive investment returns because incremental operating costs are usually low.

Belmond plans to continue owning or part-owning and operating most of its properties, which allows Belmond to develop each product's distinctive local character and to benefit from current cash flow and potential future gains on sale. Belmond considers its combined owner/operator role as efficient and consistent with the long-term nature of its assets. Self-management or management with equity interest has enabled Belmond to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with market adjustments, price changes, expansions and renovations to improve cash flow and enhance asset values.

Belmond also plans to pursue long-term contracts to manage hotels owned by others principally on a fee basis. These contractual arrangements may include an equity, debt or other investment, including key money, by Belmond in connection with renovating or converting a property to meet Belmond's standards and to align Belmond's interest as an operator with an owner. Management agreements would facilitate Belmond’s entry into new markets, such as gateway cities in the Americas, Europe, Asia and the Middle East, and allow Belmond to conserve investment capital. As owner of many unique and luxury properties that Belmond operates itself, Belmond believes it is well positioned to manage comparable hotels for others.

Management has been executing a strategy to reduce Belmond’s long-term debt position. A number of assets not considered key to Belmond’s portfolio of unique, high-valued properties have been identified, and management is seeking to sell these on a deliberately disciplined timeframe with the primary purposes of de-leveraging Belmond’s balance sheet and providing working capital and capital for refurbishment and growth opportunities. In the last three years, Belmond has sold Inn at Perry Cabin by Belmond in Maryland, the Porto Cupecoy property development in Sint Maarten, The Westcliff in Johannesburg, The Observatory Hotel in Sydney, Bora Bora Lagoon Resort in French Polynesia, and Keswick Hall in Virginia for combined total proceeds of $151,806,000, and has removed the debt related to these properties from its balance sheets. See Note 4 to the Financial Statements. Management continues to review Belmond's portfolio to identify additional non-core assets. At the same time, Belmond has restructured its remaining long-term debt. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Many of Belmond’s individual properties, such as the Hotel Cipriani, Grand Hotel Europe, Copacabana Palace, Mount Nelson Hotel and ‘21’ Club, have distinctive local character and strong brand identity. In the past, Belmond had promoted its individual hotel properties and the Venice Simplon-Orient-Express train through the “Orient-Express" sub-brand which originated with the legendary luxury European train in the late 19th and early 20th centuries. In 2014, the Company elected to migrate to a "forward-brand" strategy and now markets its collection under Belmond. The adoption of the Belmond brand is intended to increase consumer recognition of the broad scope of the Company's unique collection of luxury hotels and travel experiences, thereby increasing multi-property visits and enhancing revenue growth, and to heighten awareness of the entire portfolio of individual properties among existing and potential new guests. Management also expects this approach will make Belmond attractive to property owners thereby facilitating the strategy of expanding into third-party management of properties owned by others that complement Belmond's existing portfolio. In adopting Belmond, the Company has invested in a portfolio brand that it owns and controls. Belmond has retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the Belmond brand, Belmond also entered into an agreement with SNCF to terminate (with effect from December 31, 2014) the "Orient-Express" license for hotel use, without any cost or penalty.

The Belmond brand aids in increasing business through enhanced repeat guest and cross-brand visitation for the Company's most valuable customers, increased conference and incentive business in need periods from planners, increased leisure business from luxury travel agents, and the acquisition of new customers through exposure from advertising programs.

Marketing, Sales and Public Relations

Belmond invested $3,600,000 in enhanced promotional and marketing initiatives in 2014 and plans to invest approximately $4,000,000 during 2015 as phase two of its five year strategy to invest approximately $15,000,000 in support of the Belmond brand. This investment will include re-engineered customer relationship management tools and the continuation of Belmond's first ever large-scale print and online media advertising campaign.

Belmond’s sales and marketing function is primarily based upon direct sales to consumers of travel (prioritizing strategic third-party travel agents, sales representatives and tour operators, and electronic channels such as the Internet and digital marketing), cross-selling to existing customers, and public relations. Belmond has its own corporate sales force located in 16 cities in the U.S., Brazil, Mexico, various European countries, Australia and Japan, and has appointed third-party sales representatives in ten additional cities in Asia and the Middle East. Belmond also has local sales staff responsible for the properties where they are based.

Belmond’s sales staff identify and train preferred travel industry and distribution partners, engage with group and corporate account representatives, and conduct marketing initiatives such as direct mailings, e-commerce, trade show participation and event sponsorship. Revenue is managed using sophisticated room rate and inventory tools. Belmond participates in a number of luxury travel partner programs, such as the “Fine Hotels & Resorts" and "Centurion Hotel Program", both operated by American Express, and the “Virtuoso” travel agent consortium. Belmond offers its top travel agents and other industry partners "by invitation only" participation in Belmond’s “Bellini Club” providing training courses, special commissions and sales support for all Belmond products worldwide.

Consumer advertising, websites and digital marketing are important direct sales and marketing tools for Belmond.  Through its principal website (belmond.com), Belmond provides extensive descriptions and images of the products and guest activities in English and five other languages, in addition to bookings and brand wide promotions. Belmond operates other Internet special interest travel portals that direct customers to Belmond’s properties, and works with other selected electronic distribution channels.  Social media such as Facebook, Twitter, YouTube, Instagram and Pinterest are increasingly significant marketing tools.

Because repeat customers appreciate the consistent quality of Belmond’s hotels, trains and cruises, an important part of Belmond’s strategy is to promote Belmond properties through various cross-selling efforts to engage with Belmond's loyal customer base.  These include gifts cards, "Belmond" magazine, in-house directory, customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers.

Belmond’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of Belmond’s properties, guests often hear about Belmond’s hotels and other travel products through word-of-mouth or published articles. Belmond has an in-house public relations office in London and representatives in 11 countries worldwide, including third-party public relations firms under contract, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Corporate Social Responsibility

Belmond is committed to the implementation of responsible business practices furthering the sustainability of tourism and seeks to ensure that its properties and corporate offices engage with their local communities and environments in a positive manner through their ongoing activities. Examples of these are as follows:

•
During 2014, the food and beverage operations of 38 of Belmond's properties were assessed for the first time by the Sustainable Restaurant Association to measure and benchmark their sustainability credentials. Belmond is the first global luxury hospitality brand to have undertaken this third party testing by the SRA and is now developing a set of minimum food sustainability, environmental responsibility and ethical sourcing standards to be adopted during 2015 by all its properties.

•
Belmond offers all full-time staff in its London office the opportunity to use up to 14 hours, or two working days, a year to participate in volunteer projects that benefit its local community in Bermondsey. Activities have included converting neglected parts of housing projects into community kitchen gardens and green areas.

•
In Myanmar, Belmond Road to Mandalay supports a free clinic in Bagan on the Ayeyarwady River, a long-term initiative of the ship's medical officer. The clinic provides medical services normally unavailable in rural areas, treating thousands of people each year. In 2015, Belmond expects to formalize its 20 years of charitable work in Myanmar by establishing a registered foundation.

•
In Russia, Belmond Grand Hotel Europe has established its own charitable foundation to help underprivileged youth, working closely with local orphanages and organizations to identify those in need. The hotel assists by providing early employment, training and social benefits.

•
In the U.S., Belmond Charleston Place created the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals for up to 500 persons following food shelter closures, helping to alleviate the strain on local emergency food providers. This successful program has been adopted in other U.S. cities.

•
In Brazil, Belmond Copacabana Palace has been awarded a sustainability prize from the Brazilian Association of Hotels for its effective recycling and residue management programs. Belmond Hotel das Cataratas is committed to environmental conservation and ecological operating programs and has been certified for ISO14001—Sustainability and SA8000—Social Responsibility, the first South American hotel to be certified.

•
In Peru, Belmond Sanctuary Lodge operates an agriculture school on its own land so individuals from poor neighboring communities can learn to grow and produce vegetables and herbs. The hotel then buys their produce, both to provide a source of income for local people and to reduce the carbon footprint by avoiding the need to transport from other parts of the country.

Industry Awards

Belmond has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, Belmond’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel + Leisure and The Sunday Times (UK) and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as TripAdvisor and Leading Hotels of the World. The awards are based on opinion polls of the publications’ readers or the professional opinion of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

Competition

Some of Belmond’s properties are located in areas with numerous competitors. Competition for guests in the hospitality industry is based generally on the convenience of location, the quality of the property and services offered, room rates and menu prices, the range and quality of food services and amenities offered, types of cuisine, and reputation and name recognition.

Belmond’s strategy is to acquire, invest or manage only hotels which have special locations and distinctive character, offering unique travel experiences. Many are in areas with interesting local history or high entry barriers because of zoning restrictions.  Belmond builds its competitive advantage by offering high quality service and cuisine, usually with a local flavor. Typically, therefore, Belmond competes by providing a special combination of location, character, cuisine, service and experiential activities rather than relying on price competition.

Belmond’s tourist trains have no direct competitors at present. Other passenger trains operate on the same or similar routes, including the Cusco-Machu Picchu line of PeruRail, but management believes Belmond’s trains and onboard service are unique and of such superior quality that guests consider a Belmond train journey more of a luxury experience and an end in itself than merely a means of transport.

Employees

Belmond currently employs approximately 8,000 full-time-equivalent persons.  Approximately 6,000 persons are employed in the hotels, 1,900 in the trains and cruises business, and 130 in central administration, sales and marketing and other activities.  Management believes that Belmond’s ongoing labor relations are satisfactory. Through its various training and other human resources programs, Belmond seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

Government Regulation

Belmond and its properties are subject to numerous laws and government regulations such as those relating to the preparation and sale of food and beverages, liquor service, health and safety of premises and employees, data privacy, employee relationships, environmental matters, waste and hazardous substance handling and disposal, and planning and zoning rules. Management believes that Belmond is in compliance in all material respects with relevant laws and regulations with respect to its business.

ITEM 1A.       Risk Factors

Belmond’s business is subject to various risks, including those described below. Investors should carefully consider the “Risk Factors” below. These are separated into three general groups:

•	risks of Belmond’s business,

•	risks relating to Belmond’s financial condition and results of operations, and

•	risks of investing in class A common shares.

The risks described below are those that management considers to be the most significant. There may be additional risks that management currently regards as less material or that are not presently known.

If any of these risks occurs, Belmond’s business, prospects, financial condition, results of operations or cash flows could be materially adversely affected. When Belmond states below that a risk may have a material adverse effect, this means the risk may have one or more of these effects. In that case, the market price of the class A common shares could decline.

This report also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” above. Belmond’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks of Belmond’s Business

Belmond’s operations are subject to adverse factors generally encountered in the international lodging, hospitality and travel industries.

In addition to the specific conditions discussed in the risk factors below, these adverse factors include:

•
cyclical downturns arising from changes in economic conditions and general business activities in the United States and European and other countries which impact levels of travel and demand for travel products,

•	rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services to specific destinations,

•	political instability of the governments of some countries where Belmond’s properties are located, resulting in depressed demand,

•	less disposable income of consumers and the traveling public,

•	dependence on varying levels of tourism, business travel and corporate entertainment,

•	changes in popular travel patterns,

•	competition from other hotels, trains, cruises and leisure time activities,

•	periodic local oversupply of guest accommodation in specific locations, which may adversely affect occupancy and actual room rates achieved,

•	increases in operating costs at Belmond’s properties due to inflation and other factors which may not be offset by increased revenues,

•	economic and political conditions affecting market demand for travel products, including recessions, civil disorder, diplomatic relations, and acts or threats of terrorism,

•	foreign exchange rate movements causing fluctuations in reported revenues, costs and earnings and impacting demand for Belmond's properties.

•	failure to comply with applicable anti-corruption laws or trade sanctions, exposing Belmond to claims for damages, financial penalties and reputational harm,

•	restrictive changes in laws and regulations applicable to zoning and land use and to health, safety and the environment, and related governmental and regulatory action,

•	costs and administrative burdens associated with compliance with applicable laws and regulations relating to privacy, licensing, labor and employment, and other operating matters,

•	changing national and local governmental tax laws and regulations, which may increase the taxes Belmond is required to pay,

•	expropriation or nationalization of properties by foreign governments, and limitations on repatriation of local earnings or withdrawal of local investment,

•	availability and cost of capital to fund construction, renovations and investments,

•
adverse weather conditions such as severe storms that may temporarily impact demand, destructive forces like fire or flooding that may result in temporary closure of properties, water levels that may impact the Company's cruise operations, or landslides or engineering works that may impact train operations,

•
reduction in domestic or international travel and demand for Belmond’s properties due to actual or threatened acts of terrorism or war, or actual or threatened outbreak of contagious disease, and heightened travel security measures and restrictions instituted in response to these events,

•	interference with customer travel due to accidents or industrial action, increased transportation and fuel costs, and natural disasters,

•
with regard to Belmond's hotel management agreements, compliance by Belmond as manager with its contractual performance and financial obligations, maintenance of satisfactory relationships between Belmond as manager and the property owner, and the property owner's ability to meet financial requirements in the contracts such as necessary capital expenditure, and

•	seasonality, in that many of Belmond’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months,

•	reliance on third parties to haul the Belmond owned carriages comprising the Company's luxury train businesses.

The effects of many of these factors vary among Belmond’s hotels and other properties because of their geographic diversity. The global economic downturn in 2008 and 2009 preceded by the shock of terrorist attacks and resulting public concerns about travel safety, regional conflicts in Iraq, Afghanistan, Ukraine and Crimea, as well as in Thailand and other parts of the world, and the threatened flu and Ebola epidemics had varying adverse effects on Belmond's results of operations in recent years.

If revenue decreases at Belmond’s properties, its expenses may not decrease at the same rate, thereby adversely affecting Belmond’s profitability and cash flow.

Ownership and operation of Belmond’s properties involve many relatively fixed expenses such as personnel costs, interest, rent, property taxes, insurance and utilities. If revenue declines when demand weakens, Belmond may not be able to reduce these expenses to the same degree to preserve profitability.

The hospitality industry is highly competitive, both for customers and for acquisitions of new properties.

Some of Belmond’s properties are located in areas where there are numerous competitors seeking to attract customers, particularly in city centers. Competitive factors in the hospitality industry include:

•	convenience of location,

•	the quality of the property and services offered,

•	room rates and menu prices,

•	the range and quality of food services and amenities offered,

•	types of cuisine, and

•	reputation and name recognition.

New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in the markets where Belmond operates, thereby adversely affecting profitability. Also, demographic, geographic or other changes in one or more of Belmond’s markets could impact the convenience or desirability of its hotels and so could adversely affect their operations and Belmond's local market share.

Belmond competes for hotel acquisition and management agreement opportunities with others such as real estate investors and hotel operators. These competitors may be prepared to accept a higher level of financial risk than Belmond can prudently manage. This competition may have the effect of reducing the number of suitable acquisition and management agreement opportunities offered to Belmond or on which it could successfully bid, and the effect of increasing Belmond's costs or reducing its operating margins because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, development and construction, and environmental matters, and compliance with these laws and regulations and with future changes to them could reduce profitability of properties that Belmond owns or manages.

Belmond’s various properties are subject to numerous laws and government regulations, including those relating to the preparation and sale of food and beverages, liquor service, and health and safety of premises. The properties are also subject to laws governing Belmond’s relationship with employees in such areas as minimum wage and maximum working hours, overtime, working conditions, health and safety, hiring and firing employees and work permits.

The success of renovating and expanding existing properties depends upon obtaining necessary construction permits, approvals or zoning variances from local authorities. Failure to obtain or delay in obtaining these permits could adversely affect Belmond’s strategy of increasing revenues and earnings through renovation and expansion of existing properties.

Belmond is also subject to laws and regulations relating to the environment and the handling of hazardous substances that may impose or create significant potential environmental liabilities, even in situations where the environmental problem or violation occurred at a property before Belmond acquired it or without Belmond’s knowledge. Environmental laws may also impose liability for improper handling or disposal of hazardous substances or improper management of certain hazardous material which might be present at Belmond properties, such as asbestos or lead-based paint. Belmond’s trains and cruises must comply with environmental regulation of air emissions, wastewater discharges and fueling. Existing environmental laws and regulations may be revised or new laws and regulations related to global climate change, air quality, hazardous substances, wastes, or other environmental and health concerns may be adopted or become applicable to Belmond.

Although Belmond does not currently anticipate that the costs of complying with environmental laws will materially adversely affect its businesses, Belmond cannot assure that it will not incur material costs or liabilities in the future, due to the discovery of new facts or conditions, the occurrence of new releases of hazardous materials, or a change in environmental laws.

Belmond could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption laws.

Belmond's business operations are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act ("UKBA"). The FCPA, UKBA and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Belmond operates in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Belmond trains its employees in its Code of Conduct and Anti-Corruption Policy and Procedures and also requires its third-party business partners and agents and others who work with Belmond or on its behalf to comply with Belmond's anti-corruption policies. Belmond also has procedures and controls in place to monitor internal and external compliance. Belmond cannot provide assurance, however, that its internal controls and procedures will adequately protect against reckless or criminal acts committed by employees or third parties with whom Belmond works. If Belmond found, or it was alleged, that Belmond's employees or third parties with whom it works had engaged in such acts, Belmond's business could be disrupted and Belmond could be subject to criminal or civil penalties which could have a material adverse effect on Belmond's results of operations, financial condition and cash flows.

Belmond’s acquisition, expansion and development strategy may be less successful than expected and, therefore, Belmond's growth may be limited.

Belmond intends to increase its revenues and earnings in the long term by acquiring new properties, managing additional properties under contract, and expanding existing properties. The ability to pursue new growth opportunities successfully will depend on management’s ability to:

•	identify properties suitable for acquisition, management and expansion,

•
negotiate purchases or construction on commercially reasonable terms or successfully negotiate management agreements of properties Belmond does not own or in which it has only a non-controlling interest,

•	obtain the necessary financing and government permits or approvals,

•	build on schedule and with minimum disruption to guests, and

•	integrate new properties into Belmond’s operations.

Also, the acquisition or management of properties in new locations may present operating and marketing challenges that are different from those experienced at Belmond’s existing locations. Belmond can provide no assurance that management will succeed in this growth strategy.

Successful new project development and major expansions depend on timely completion within budget and on satisfactory market conditions. Risks that could affect a project include:

•	construction delays or cost overruns that may increase project costs,

•	delay or denial of zoning, occupancy and other required government permits and authorizations,

•	write-off of development costs incurred for projects that are not pursued to completion,

•	natural disasters such as earthquakes, hurricanes, floods or fires,

•	defects in design or construction that may result in additional costs to remedy, or that require all or a portion of a property to be closed during the period needed to rectify the situation,

•	inability to raise capital to fund a project because of poor economic or financial conditions,

•	claims and disputes between Belmond and other contracting parties resulting in delay, monetary loss or project termination,

•	governmental restrictions on the nature or size of a project or timing of completion,

•	changes in market conditions such as oversupply that may affect a project's profitability, and

•	discovery or identification of environmental conditions that could require unanticipated studies, cleanups, approvals, increased costs, time delays or even project termination.

Occurrence of any of these events could adversely affect the profitability of planned expansions and new developments.

Belmond may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition, expansion and development of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade those properties, are capital intensive. The availability of internally generated cash flow, future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of financing terms on offer. Belmond can give no assurance that future borrowings or capital raising will be available to Belmond, or available on acceptable terms, in an amount sufficient to fund its needs. Failure to make investments necessary to maintain or improve Belmond's properties could adversely affect the performance of Belmond's properties.

Future equity financings may be dilutive to the existing holders of common shares. Future debt financings may require restrictive covenants that would limit Belmond’s flexibility in operating its business. See also “Risks Relating to Belmond’s Financial Condition and Results of Operations” and "Risks of Investing in Class A Common Shares" below.

Belmond’s operations may be adversely affected by extreme weather conditions and the impact of natural disasters, and insurance may not fully cover these and other risks.

Belmond operates properties in many locations, each of which is subject to local weather patterns affecting the properties and customer travel. As Belmond’s revenues and operating performance are dependent on the revenues and performance of individual properties, extreme weather conditions from time to time can have a major adverse impact upon individual properties or particular regions, resulting in temporary loss of revenue or even closure while repairs are made. Furthermore, depending on the location and configuration of certain Belmond properties, such as along coasts, lagoons or rivers, they may be subject to possible adverse consequences of global climate change, including water levels or increased extreme weather patterns.

Belmond carries property, liability, hotel business interruption and other kinds of insurance in amounts management deems reasonably adequate, but claims may exceed the insurance limits or be outside the scope of coverage. Also, insurance against some risks may not be available to Belmond on commercially reasonable terms, or available at all, requiring Belmond to self-insure against possible loss.

If the relationships between Belmond and its employees were to deteriorate, Belmond may be faced with labor shortages or stoppages, which would adversely affect the ability to operate its properties and could cause reputational harm to Belmond.

Belmond’s relations with its employees in various countries could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees to provide a high level of personal service, and any labor shortage or stoppage caused by poor relations with employees, including unionized labor, could adversely affect the ability to provide those services, which could reduce occupancy and revenue and tarnish Belmond’s reputation.

Belmond’s owned hotels are subject to risks generally incidental to the ownership and operation of commercial real estate and often beyond Belmond's control.

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

Belmond has undertaken a program to sell owned properties that are non-core to its business. In an unfavorable commercial real estate market, Belmond may be unable to sell properties at values it is seeking, particularly during an economic downturn and weakness in credit markets, or sell them at the pace Belmond had planned.

Loss, dilution or infringement of Belmond’s existing brand names or the failure to develop successful new brand names could adversely affect Belmond's business.

In the competitive hotel and leisure industry in which Belmond operates, trademarks and brand names are important in the marketing, promotion and revenue generation of Belmond’s properties. Belmond has a large number of trademarks and brand names, including its new "Belmond" portfolio brand, and expends resources each year on their surveillance, registration and protection. Belmond may also introduce new brand names in the future. Belmond’s future growth is dependent in part on increasing and developing its brand identities and customers' acceptance of those brands. From time to time, Belmond incurs costs in seeking to protect its intellectual property and in doing so, runs the risk that a court may not uphold its rights. The loss, dilution or infringement of any of Belmond’s brand identities, including any material losses or infringements of its current rights to the "Cipriani" brand, could have an adverse effect on its business, results of operations and financial condition.

Belmond operates the Venice Simplon-Orient Express train under a license of that trademark from SNCF. Termination of that license could have an adverse impact on Belmond's business.

Failures in Belmond’s information technology systems or in protecting the integrity of data could reduce revenue and earnings and result in loss or in reputational harm.

Belmond's business involves the processing, use, storage and transmission of personal information regarding employees, customers and business partners for various business purposes, including marketing and promotions. Belmond is subject to numerous laws and regulations designed to protect personal information, and has established policies and procedures to help protect the privacy and security of this information. These laws and regulations are complex and evolving and may, on occasion, be inconsistent from one jurisdiction to another. Compliance may increase Belmond's operating costs or limit Belmond's ability to market its properties and services.

Belmond depends on its own and third party information technology networks and systems to process, transmit and store company and personal information, and to communicate among its various locations around the world, including reservation systems, property management systems, customer and employee databases, administrative systems, and third-party vendor systems. While Belmond relies on the security of these networks and systems to protect company and personal information, they may be vulnerable to threats such as system, network or Internet failures, security breaches, computer hacking or business disruption, viruses or malicious software programs, employee error, negligence, fraud or misuse, or other unauthorized attempts by third parties to access, modify or delete Belmond's company and personal information. Although Belmond has taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or breach will not occur.

Any compromise of Belmond's networks or systems, public disclosure or loss of company or personal information, non-compliance with legal or contractual obligations regarding personal information, or a violation of a privacy or security policy pertaining to personal information could result in disruption to Belmond's operations; loss of revenue or property; damage to Belmond's reputation and loss of confidence of customers or employees; legal claims or proceedings, liability under laws that protect personal information, regulatory penalties, monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; and could result in subjecting Belmond to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse effect Belmond's business, operations or financial condition.

Some Belmond properties are geographically concentrated in countries where national economic downturns, political events or other changing conditions beyond Belmond’s control could disproportionately affect Belmond’s business.

While Belmond’s geographic diversification in 22 countries lessens the dependence of its results of operations on any particular region, Belmond owns seven hotels in Italy and one hotel in Peru and its 50%/50% joint ventures in Peru operate a further four hotels as well as PeruRail. Due to this concentration of properties in these two countries, Belmond’s performance and profitability are more exposed to national events or conditions in Italy and Peru than other countries where Belmond operates, such as:

•	changing local economic and competitive conditions,

•	weakening local currencies compared to the U.S. dollar,

•	natural and other disasters,

•	new government laws and regulations, and

•	changes in government administrations.

Belmond may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations and profitability of those joint ventures.

Five of Belmond’s hotels and two of its train operations are owned by joint venture companies in which Belmond has an investment of 50% or less and shares control of at least some significant aspects of their businesses, such as expenditure for capital improvements. These joint venture investments of Belmond involve risks different from 100% ownership because Belmond’s partners:

•	may be unable to meet their financial obligations to the joint venture,

•	may have business interests inconsistent with those of Belmond or act contrary to Belmond’s objectives and policies,

•	may cause properties to incur unplanned liabilities or commitments, or

•	may take actions binding on the joint venture without Belmond’s consent or that otherwise impair Belmond’s operation of the business.

If any of these events occurs, the joint ventures may be subjected to additional risk, and Belmond’s operations could be adversely affected because it may have limited ability to rectify resulting problems within the joint venture and even to dispose of its joint venture investment. Also, disputes with joint venture partners may result in litigation costly to Belmond.

Risks Relating to Belmond’s Financial Condition and Results of Operations

Economic downturns and disruption in the financial markets could adversely affect Belmond’s financial condition and results of operations.

Financial markets in the United States, Europe and Asia experienced significant disruption in 2008 and 2009, including volatility in securities prices and diminished liquidity and credit availability. Furthermore, the economic slowdown during this period in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spent on travel, hotels, dining and entertainment.  Largely as a result, Belmond experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for Belmond’s hotels and other travel products.  Belmond’s consolidated revenue and earnings from continuing operations declined. Although revenue has since increased, Belmond incurred losses or reduced earnings in 2010 and later years due mainly to higher costs and impairment charges.

While the global economy has improved since the 2008-2009 recession, if the recovery slows or adverse economic conditions recur, Belmond’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition, including Belmond’s ability to comply with financial covenants in its loan facilities, could be adversely impacted and its future growth plans curtailed.

Belmond has ten hotels, the Venice Simplon-Orient-Express train and the Belmond Afloat in France cruise business in Continental Europe. If uncertainty regarding euro-zone debt recurs and measures taken by European governments contribute to weakness of national economies, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these properties and negatively impacting Belmond's results of operations and financial condition.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact Belmond’s liquidity and financial condition, in particular Belmond’s ability to refinance debt or raise additional funds for its cash requirements for working capital, commitments and debt service.

During the year ending December 31, 2015, Belmond will have $5,549,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. In 2016, Belmond will have $5,536,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. Additionally, Belmond’s capital commitments at December 31, 2014 amounted to $15,486,000.

Belmond expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets. See “Liquidity and Capital Resources” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Belmond can give no assurance, however, that additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that Belmond will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, or that other cash-saving steps management may take to enhance Belmond’s liquidity and capital position will bridge any shortfall. If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, Belmond may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in Belmond’s financing agreements could be breached or could limit management’s discretion in operating Belmond’s businesses, causing Belmond to make less advantageous business decisions.

Belmond recognizes the risk that a property-specific or group consolidated loan covenant could be breached. Belmond regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities. If there is a likelihood of potential non-compliance with a covenant, Belmond takes proactive steps to meet with the lenders to seek an amendment to, or a waiver of, the financial covenant at risk. Obtaining an amendment or waiver may result in an increase in bank fees or borrowing costs, or may not be obtainable at all. If a covenant breach occurred in a material loan facility and Belmond was unable to agree with its lenders how the particular financial covenant should be amended or how the breach could be cured or waived, Belmond’s liquidity would be materially adversely affected. The revolving credit facility which is part of the $657,000,000 credit facility described above contains covenants regarding the Company's net leverage ratio and interest coverage ratio. The term loan portion of that facility is subject to cross-acceleration with the revolving facility. Therefore, if the Company were to breach either of these covenants, the entire facility could be accelerated and the lenders could foreclose on substantially all of the assets owned by the Company. In addition, the negative covenants in the credit facility place restrictions on the Company's ability to incur additional debt, to effect mergers and assets sales, and to pay dividends or repurchase shares. These covenants may limit the options available should management determine that the Company has insufficient liquidity.

In order to assure that Belmond has sufficient liquidity in the future, Belmond’s cash flow projections and available funds are discussed with the Company’s board of directors and Belmond’s advisors to consider the most appropriate way to develop Belmond’s capital structure and generate additional sources of liquidity. The options available to Belmond will depend on the current economic and financial environment and Belmond’s continued compliance with financial covenants. Options currently available to Belmond include increasing the leverage on certain under-leveraged assets, issuing equity or debt instruments and disposing of non-core assets.

Belmond can give no assurance that its loan facility lenders would agree to modify or waive any affected covenant, which could impact Belmond’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

Belmond’s substantial indebtedness could adversely affect its financial condition.

Belmond has a large amount of debt in its capital structure and may incur additional debt from time to time. As of December 31, 2014, Belmond’s consolidated long-term indebtedness was $620,235,000 (including the current portion and the long-term indebtedness of Belmond’s consolidated variable interest entities of $97,545,000). This substantial indebtedness could:

•
require Belmond to dedicate much of its cash flow from operations to debt service payments, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes,

•	limit Belmond’s ability to obtain additional financing for its business or to repay or refinance its existing indebtedness on satisfactory terms,

•	increase Belmond’s vulnerability to adverse economic and industry conditions, including the seasonality of some of Belmond’s activities, or

•	limit Belmond’s flexibility in planning for, or reacting to, changes in its business and industry as well as the economy generally.

Belmond’s failure to repay indebtedness when due may result in a default under that indebtedness and cause cross-defaults under other Belmond indebtedness. See the risk factor immediately above.

Increases in interest rates may increase Belmond’s interest payment obligations under its existing floating rate debt, and refinanced debt may have higher interest rates than the debt refinanced.

After taking into account Belmond’s fixed interest rate swaps, approximately 49% of Belmond’s consolidated long-term debt at December 31, 2014 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase Belmond’s interest payment obligations. From time to time, Belmond enters into hedging transactions in order to manage its floating interest rate exposure, but Belmond can give no assurance that those hedges will lessen the impact on Belmond of rising interest rates. Also, as Belmond refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

Fluctuations in foreign currency exchange rates may have a material adverse effect on Belmond’s financial statements.

Substantial portions of Belmond’s revenue and expenses are denominated in non-U.S. currencies such as European euros, British pounds sterling, Russian rubles, South African rand, Peruvian nuevos soles, Botswana pula, Brazilian reals, Mexican pesos and various Southeast Asian currencies. In addition, Belmond buys assets and incurs liabilities in these foreign currencies. Foreign exchange rate fluctuations may have a material adverse effect on Belmond’s financial statements. Belmond’s financial statements are presented in U.S. dollars and can be impacted by foreign exchange fluctuations through both:

•
translation risk, which is the risk that the financial statements for a particular period or as of a certain date depend on the prevailing exchange rates of the various currencies against the U.S. dollar,

•	transaction risk, which is the risk associated with changes in exchange rates between the time when a transaction is initially recorded and when it is ultimately settled, and

•
economic risk, which is the risk that the currency of costs and liabilities does not move in line with the currency of revenue and assets, which fluctuations may adversely affect Belmond’s operating margins.

Belmond is subject to accounting regulations and uses certain accounting estimates and judgments that may differ significantly from actual results.

Implementation of existing and future standards and rules of the U.S. Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of Belmond’s financial statements and related disclosures. Future regulatory requirements could significantly change Belmond’s current accounting practices and disclosures.  These changes in the presentation of Belmond’s financial statements and related disclosures could change an investor’s interpretation or perception of Belmond’s financial position and results of operations.

Belmond uses many methods, estimates and judgments in applying its accounting policies. By their nature, these are subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead Belmond to change its methods, estimates and judgments which could significantly affect the presentation of Belmond’s results of operations.

As an example of these estimates and judgments, Belmond evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable. Belmond’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates.  However, these assumptions and uncertainties are, by their very nature, highly judgmental. Belmond cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis. If Belmond is unable to meet these assumptions in future reporting periods, it may be required to record a charge for goodwill impairment losses.

Risks of Investing in Class A Common Shares

The price of the class A common shares may fluctuate significantly, which may make it difficult for shareholders to sell the class A common shares when they want or at desired prices.

The price of the class A shares trading on the NYSE constantly fluctuates, and Belmond management expects that the market price of the class A shares will continue to do so. Holders of class A shares will be subject to the risk of volatility and depressed prices.

The price of class A shares can fluctuate as a result of a variety of factors, many of which are beyond Belmond’s control. These factors include:

•	quarterly variations in operating results,

•	operating results that vary from the expectations of management, securities analysts and investors,

•	changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•	developments generally affecting Belmond’s business or the hospitality industry,

•	market speculation about a potential acquisition of Belmond or all or part of its business,

•	announcements by Belmond or its competitors of significant contracts, acquisitions, joint ventures or capital commitments,

•	announcements of significant claims or proceedings against Belmond,

•	future sales of equity or equity-linked securities including by holders of large positions in the outstanding class A shares, and

•	general domestic and international economic conditions.

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

A wholly-owned subsidiary of the Company, Belmond Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 63% of the combined voting power of outstanding class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A shares representing an additional approximate 1% of the combined voting power. In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A shares having one-tenth of one vote per share and holders of class B shares having one vote per share. Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

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

Certain institutional shareholders representing two hedge fund groups challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares.  Those resolutions were rejected at a special general meeting of shareholders of the Company in October 2008 by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda in January 2009 against the Company, Holdings and certain of the Company’s directors seeking similar and related relief, including a declaration that the Company holding or voting class B shares, directly or indirectly, was unlawful and an order restraining Holdings from exercising its voting rights attached to the class B shares. After a trial on preliminary issues relating to the legality of the holding of class B shares in the Company by Holdings, the Court ruled in June 2010 that it is lawful for Holdings to hold and exercise voting rights in respect of class B shares in the Company held by Holdings and struck out the petition in its entirety.  The Court also awarded the respondents their defense costs incurred in the proceedings. The foregoing description of the Court’s judgment does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.1 to its Current Report on Form 8-K dated June 1, 2010 and is incorporated herein by reference.

The corporate governance structure of the Company, with dual class A and B common shares and ownership and voting of the class B shares by Holdings, has been analyzed by legal counsel, and the Company’s board of directors and management believe that the structure is valid under Bermuda law. The judgment of the Bermuda Supreme Court in June 2010 confirms this belief.  The structure enables Belmond to oppose any proposal that Belmond believes is contrary to the best interests of the Company and its shareholders, including a coercive or unfair offer to acquire the Company, and thus preserve the value of Belmond for all shareholders. The structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the class A common shares.

However, new litigation against the Company involving its corporate governance structure or other future challenges may occur, the outcome of which may be uncertain. Furthermore, new litigation or future challenges may cause the Company to incur costs, such as legal expenses, to defend its corporate governance structure and these costs may be substantial in amount.

Provisions in the Company’s charter documents, and the preferred share purchase rights currently attached to the class A and class B common shares, may discourage a potential acquisition of Belmond, even one that the holders of a majority of the class A common shares might favor.

The Company’s memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire Belmond or to engage in another form of transaction involving a change of control of the Company without the consent of the Company’s board of directors.  These provisions include:

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

The Company is incorporated in Bermuda, a majority of its directors or executive officers are not U.S.citizens or residents, and most of its assets and the assets of its directors and officers are located outside the United States. As a result, it may be difficult for shareholders to:

•	effect service of process within the United States upon the Company or its directors and officers, or

•	enforce judgments obtained in United States courts against the Company or its directors and officers based upon the civil liability provisions of the United States federal securities laws.

Belmond has been advised by its Bermuda legal counsel that there is doubt as to:

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business, Belmond owns 29 hotels worldwide (including nine under long-term lease), four European tourist trains, its larger cruise ship in Myanmar and five small French canal boats, and one stand-alone restaurant in the United States; owns interests of 50% or less in six hotels in Peru, Spain and the U.S. (including three under long-term lease), its Southeast Asian train and PeruRail; and has no ownership interest in its smaller river cruise ship in Myanmar (under long-term charter). The corporate office and regional sales, marketing and operating offices of the hotels, trains and cruise businesses are occupied under operating leases.

ITEM 3.       Legal Proceedings

Except as described below, there are no material legal proceedings, other than ordinary routine litigation incidental to Belmond’s business, to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Belmond Copacabana Palace

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

As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the

Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. CHP is seeking reconsideration by the appellate court of this decision.

Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no reserves in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously. See Note 19 to the Financial Statements (Item 8).

Ubud Hanging Gardens

As previously reported, in November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed Belmond from the hotel under long-term lease to Belmond without prior notice. As a result, Belmond has been unable to continue operating the hotel and, accordingly, to prevent any confusion to its guests, Belmond has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being.

Belmond believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. Belmond is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where Belmond has sought emergency arbitral orders to return the hotel to Belmond's possession and management and to stay court proceedings in Indonesia brought by the owner in November 2013 seeking annulment of the lease and damages from Belmond. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings on an interim basis while the Singapore arbitration continues. In April 2014, the Indonesian trial court dismissed the owner's case for lack of jurisdiction due to the arbitration clause in the parties' lease. The owner appealed this decision which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court.

The owner has subsequently filed numerous claims against Belmond, as well as against its legal counsel and the Indonesian Investment Coordinating Board, the agency of the Indonesian government responsible for foreign direct investment, in the Indonesian courts. Belmond does not believe there is any merit to these actions and is aggressively defending its rights. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days.

While Belmond believes it has a strong case on the merits, it may ultimately be unsuccessful in recovering the hotel or otherwise in pursuing its remedies against the owner, and therefore in the year ended December 31, 2013 Belmond recorded a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens. Belmond also reclassified Ubud Hanging Gardens as a discontinued operation. See Notes 4, 7, 8, 9 and 19 to the Financial Statements.

Belmond Hotel das Cataratas

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard.

The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,666,000 (equivalent to $6,274,000 at December 31, 2014). However, since October 2009 the Company has been paying, with the approval of the Ministry, the amount of R$11,065,000 ($4,166,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid of R$16,511,000 ($6,216,000) has been fully reserved. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2014 (see Note 19 to the Financial Statements). Beyond the amounts reserved, management estimates that the range of possible additional loss to Belmond could be between R$1,500,000 and R$2,500,000 (equivalent to $565,000 and $941,000 at December 31, 2014) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered.

Belmond Sanctuary Lodge

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleges that the amendment is invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. Belmond believes it has meritorious defenses and intends to defend the matter vigorously.

"Cipriani" Trademark

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its "Cipriani" trademark. An amount of $3,947,000 was paid by the defendants to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. The remaining payment at December 31, 2014, representing interest of $1,178,000, has not been recognized by Belmond because of the uncertainty of collectibility. Despite the May 2010 settlement and Belmond's belief that the ownership issues over the "Cipriani" trademark in the European Union had been resolved in its favor, Belmond has recently initiated an infringement action in Spain against a company beneficially owned by members of the Cipriani family. Members of the Cipriani family have initiated proceedings against Belmond in Venice seeking a declaration to allow the use by them of the Cipriani name in connection with restaurants despite the holding by Belmond of the "Cipriani" trademark. A hearing took place in January 2015. Belmond has also initiated proceedings against the Cipriani family's corporate vehicle in Russia to seek cancellation of Russian "Cipriani" trademarks. While Belmond believes that it has a meritorious defense to the claim in Italy and a strong case against the defendants in Spain and Russia, Belmond may fail to prevail in either of these actions. Management cannot estimate the range of possible additional loss to Belmond which has made no reserves in these matters. In addition, members of the Cipriani family brought an action on January 27, 2015 in Venice, Italy against the Hotel Cipriani. Belmond believes the claim is entirely frivolous and intends to aggressively defend the matter.

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol Belmond.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The following table presents the quarterly high and low sales prices of a class A common share in 2014 and 2013 as reported for New York Stock Exchange composite transactions:

	2014		2013
	High	Low	High	Low
First quarter	$15.92	$13.15	$11.99	$9.51
Second quarter	14.67	11.72	12.70	9.12
Third quarter	15.00	11.63	13.13	11.89
Fourth quarter	12.56	10.45	15.70	12.18

The Company paid no cash dividends in 2014 and 2013 and has no present intention to pay dividends in the future.

The Islands of Bermuda where the Company is incorporated have no applicable government fiscal or monetary laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions specifically to nonresident holders of the class A and B common shares of the Company or which subject United States holders to taxes.

At February 19, 2015, there were 53 record holders of the class A common shares of the Company.

During 2014, the Company made no offering of securities including its class A common shares that was not registered in the United States. Also, during the fourth quarter of 2014, no purchases of the Company’s equity securities were made by or on behalf of the Company or any affiliated person.

Information responding to Item 201(d) and (e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.       Selected Financial Data

Belmond Ltd. and Subsidiaries

	2014	2013	2012	2011	2010
	$’000	$’000	$’000	$’000	$’000

Revenue	585,715	594,081	538,952	549,355	465,434

Impairments(1)	(1,211)	(36,430)	(5,892)	(20,060)	(13,351)

Gain on disposal of property, plant and equipment and other assets (2)	4,128	—	1,514	16,544	—

Net earnings from unconsolidated companies, net of tax	9,484	6,442	2,124	4,357	2,258

Earnings/(losses) from continuing operations	2,047	(26,178)	(11,426)	(19,891)	(29,554)

Net earnings/(losses) from discontinued operations, net of tax(3)	(3,782)	(5,318)	4,538	(67,705)	(33,026)

Net losses	(1,735)	(31,496)	(6,888)	(87,596)	(62,580)

Net earnings attributable to non-controlling interests	(145)	(63)	(173)	(184)	(179)

Net losses attributable to Belmond Ltd.	(1,880)	(31,559)	(7,061)	(87,780)	(62,759)

	2014	2013	2012	2011	2010
	$	$	$	$	$

Basic earnings per share:(4)
Earnings/(losses) from continuing operations	0.02	(0.25)	(0.11)	(0.19)	(0.32)
Net earnings/(losses) from discontinued operations, net of tax	(0.04)	(0.05)	0.04	(0.66)	(0.36)
Basic net losses per share attributable to Belmond Ltd.	(0.02)	(0.31)	(0.07)	(0.86)	(0.68)

Diluted earnings per share:
Earnings/(losses) from continuing operations	0.02	(0.25)	(0.11)	(0.19)	(0.32)
Net earnings/(losses) from discontinued operations, net of tax	(0.04)	(0.05)	0.04	(0.66)	(0.36)
Diluted net losses per share attributable to Belmond Ltd.	(0.02)	(0.31)	(0.07)	(0.86)	(0.68)

Dividends per share	—	—	—	—	—

	2014	2013	2012	2011	2010
	$’000	$’000	$’000	$’000	$’000

Total assets	1,668,318	1,879,866	1,892,027	1,930,869	2,137,714

Total long-term debt and obligations under capital lease	620,235	639,731	619,505	634,417	728,445

Shareholders’ equity	761,186	908,222	935,956	950,330	1,064,973

(1)
The impairment in 2014 consisted of impairment of property, plant and equipment of $1,211,000 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which are held in Australia and not in service.

The impairments in 2013 consisted of impairment of property, plant and equipment at Belmond La Samanna of $35,680,000 and impairment of property, plant and equipment at Belmond Grand Hotel Europe of $750,000.

The impairments in 2012 consisted of impairment of property, plant and equipment of $2,538,000 and impairment of other assets of $1,299,000 related to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train which are held in Australia and not in service, and impairment of goodwill at Belmond Reid's Palace of $2,055,000.

The impairments in 2011 consisted of impairment of property, plant and equipment at Belmond Casa de Sierra Nevada of $8,153,000, and impairment of goodwill at Belmond Maroma Resort and Spa, Belmond Mount Nelson Hotel, and Belmond La Residencia of $11,907,000.

The impairments in 2010 consisted of impairment of property, plant and equipment related to the New York hotel project of $6,386,000, impairment of goodwill at Belmond La Samanna and Belmond Napasai of $5,895,000, and impairment of other intangible assets of O.E. Interactive Ltd. and Luxurytravel.com UK Ltd. of $1,070,000.

(2)
The 2014 gain was related to the sale of the property and operations of Inn at Perry Cabin by Belmond in March 2014. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations.

The 2012 gain was related to a capital lease at Belmond Grand Hotel Europe that was extinguished as part of a refinancing of its debt facilities.

The 2011 gain was related to the assignment of Belmond’s purchase and development agreements for its proposed New York hotel project in April 2011, along with the exercise of a call option by the assignee for excess development rights of the ‘21’ Club restaurant.

(3)
The results of Lapa Palace Hotel, Windsor Court Hotel, Lilianfels Blue Mountains, Bora Bora Lagoon Resort, Hôtel de la Cité, La Cabana, Keswick Hall, The Observatory Hotel, The Westcliff, Porto Cupecoy and Ubud Hanging Gardens have been presented as discontinued operations for all periods presented.

Included in the earnings/(losses) from discontinued operations are real estate, goodwill, other intangible assets and property, plant and equipment impairment losses of $7,031,000 in 2013, $3,166,000 in 2012, $65,144,000 in 2011 and $30,900,000 in 2010; gain on sale of Porto Cupecoy of $439,000 in 2013, gain on sales of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff in 2012 of $15,384,000, gain on sale of Hôtel de la Cité in 2011 of $2,182,000 and net gain on sale of Lilianfels Blue Mountains and La Cabana of $6,723,000 in 2010; and an insurance gain at Bora Bora Lagoon Resort in 2010 of $5,750,000, partly offset by restructuring costs of $2,187,000.

(4)	Earnings per share is presented based on net losses attributable to Belmond. Presentation based on net losses is not presented because it is not materially different.

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

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world; (4) Part-owned/ managed hotels; (5) Owned trains and cruises; and (6) Part-owned/ managed trains.

Hotels in 2014 consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond currently owns and operates the stand-alone restaurant ‘21’ Club in New York included above within the North America segment.

The remaining six hotels are properties which Belmond operates under management contracts. Belmond has unconsolidated equity interests in five of the managed hotels.

In March 2014, Belmond completed the sale of Inn at Perry Cabin by Belmond. Belmond will continue to manage the hotel for the new owner. The property was classified as held for sale at December 31, 2013. Due to Belmond's continuing involvement in managing the hotel, its results, including the gain on sale, are presented within continuing operations.

During 2013, Belmond ceased to operate Ubud Hanging Gardens in Bali, Indonesia, following what Belmond believes was an unlawful dispossession of Belmond by the landlord. During 2012, Belmond sold Keswick Hall in Charlottesville, Virginia, Bora Bora Lagoon Resort in French Polynesia, The Observatory Hotel in Sydney, Australia and The Westcliff in Johannesburg, South Africa. These properties were not considered key to Belmond’s portfolio and strategy. Accordingly, the results of Ubud Hanging Gardens, Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff have been reflected as discontinued operations for all periods presented.

Belmond El Encanto in Santa Barbara, California, an owned hotel, reopened in March 2013 after a complete renovation spread over several years.

Belmond's owned trains and cruises segment consists of four tourist trains, two river cruise ships and five canal boats. Belmond's part-owned/ managed trains segment consists of two train businesses, one in which Belmond has an equity interest and an exclusive management contract, and one in which Belmond has an equity investment.

Belmond Orcaella, the second river cruise ship in Myanmar, launched in July 2013.

Belmond's real estate development project at Porto Cupecoy on the Dutch side of St. Martin was sold in January 2013 and has been reflected as discontinued operations for all periods presented. Belmond formerly had small real estate projects in St. Martin, French West Indies, and Koh Samui, Thailand, but these are no longer held for sale and have been incorporated into the room stock of the adjoining hotels. Another real estate project, a residential development adjoining Keswick Hall, was sold with the hotel in January 2012.

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

Same store RevPAR is a comparison of RevPAR based on the operations of the same units in each period, by excluding the effect of any hotel acquisitions in the period or major refurbishments where a property is closed for a full quarter or longer. The comparison also excludes the effect of dispositions (including discontinued operations) or closures.

ADR and RevPAR are measures for a point in time (a day, month or year) and are most often compared across like time periods. Current ADR and RevPAR are not necessarily indicators of future performance.

In 2014, Belmond saw same store RevPAR remain consistent in U.S. dollars, but increase by 4% in local currency. Average occupancy was 59% and ADR was $523. In 2013, same store RevPAR increased by 12% when measured in U.S. dollars and 12% when measured in local currency. Average occupancy was 60% and ADR was $510.

Business strategy

Belmond’s long-term strategy to grow its business includes:

•	increasing revenue and earnings at its established properties and recent openings, including by increasing occupancy and ADR while controlling costs associated with incremental revenue,

•	investing in capital improvements at existing hotels and expanding where land or space is available, in both cases when potential investment returns are relatively high,

•	increasing the utilization of its trains and cruises by adding departures and, for PeruRail, expanding its contract freight business,

•	investing in and managing additional distinctive luxury properties throughout the world that have attractive potential investment returns, including repositioning opportunities,

•	entering into contracts to manage third-party owned hotels meeting Belmond’s selection criteria (existing hotels and new build), especially in gateway cities,

•	disposing of non-core assets to reduce leverage and redeploy the capital in properties with higher potential returns, and

•	promoting Belmond through advertising in print and digital media, social media and other partnerships.

For additional information, see "Management Strategies" in Item 1—Business.

Revenue and expenses

Belmond derives revenue from owned hotel operations primarily from the sale of rooms and the provision of food and beverages.  The main factors for analyzing rooms revenue are the number of room nights sold, or occupancy, ADR, and RevPAR, referred to above which is a measure of both these factors.

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

Impact of foreign currency exchange rate movements

As reported below in the comparisons of the 2014, 2013 and 2012 financial years under “Results of Operations”, Belmond has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Ten of Belmond’s owned hotels in 2014 operated in European euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

Except for the specific instances described above, Belmond’s properties match foreign currency earnings and costs to provide a natural hedge against currency movements. The reporting of Belmond’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

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

Market capitalization

The Company’s class A common share price decreased during 2014 from $15.11 at December 31, 2013 to $12.37 at December 31, 2014, and Belmond’s market capitalization decreased from $1.57 billion at December 31, 2013 to $1.29 billion at December 31, 2014. Belmond’s fixed assets are carried in the balance sheet on a historical depreciated cost basis, and Belmond management performs impairment tests on all long-lived assets. Belmond management believes the aggregate market value of these assets exceeds their carrying value, in part because many of Belmond’s assets were acquired many years ago.

Results of Operations

Belmond’s operating results for the years 2014, 2013 and 2012, expressed as a percentage of revenue, are as follows:

	2014	2013	2012
Year ended December 31,	%	%	%

Revenue:
Owned hotels:
Europe	36	37	38
North America	24	25	23
Rest of world	25	24	25
Total owned hotels	85	86	86
Part-owned/ managed hotels	1	1	1
Total hotels	86	87	87
Owned trains & cruises	13	12	12
Part-owned/ managed trains	1	1	1
Total trains & cruises	14	13	13

Total revenue	100	100	100

Cost of services	(45)	(45)	(45)
Selling, general and administrative	(37)	(38)	(39)
Depreciation and amortization	(9)	(8)	(8)
Impairment of goodwill	—	—	—
Impairment of property, plant and equipment and other assets	—	(6)	(1)
Gain on disposal of property, plant and equipment	1	—	—
(Loss)/gain on extinguishment of debt	(2)	1	—
Other income	—	—	—
Interest income, interest expense and foreign currency, net	(6)	(5)	(6)
Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	2	(1)	1
Provision for income taxes	(3)	(3)	(4)
Earnings from unconsolidated companies, net of tax	2	1	—
Earnings/(losses) from continuing operations	1	(3)	(3)
Net (losses)/earnings from discontinued operations, net of tax	(1)	(1)	1

Net losses	—	(4)	(2)

Operating information for Belmond’s owned hotels for the years ended December 31, 2014, 2013 and 2012 is as follows:

Year ended December 31,	2014	2013	2012

Rooms Available
Europe	272,097	278,043	285,837
North America	262,562	274,677	251,172
Rest of world	374,855	370,079	375,882
Worldwide	909,514	922,799	912,891

Rooms Sold
Europe	152,369	159,394	158,160
North America	171,967	183,378	165,750
Rest of world	208,106	211,405	203,813
Worldwide	532,442	554,177	527,723

Occupancy (percentage)
Europe	56	57	55
North America	65	67	66
Rest of world	56	57	54
Worldwide	59	60	58

Average daily rate (in U.S. dollars)
Europe	783	784	699
North America	425	405	382
Rest of world	413	395	379
Worldwide	523	510	475

RevPAR (in U.S. dollars)
Europe	439	449	387
North America	278	270	252
Rest of world	229	226	205
Worldwide	306	306	275

2014 compared to 2013

			Change %
Year ended December 31,	2014	2013	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	439	449	(2)%	1%
North America	282	272	4%	4%
Rest of world	235	229	3%	11%
Worldwide	313	313	—%	4%

The same store RevPAR data for 2014 and 2013 exclude the operations of Inn at Perry Cabin by Belmond, Belmond El Encanto and Belmond Miraflores Park.

2013 compared to 2012

			Change %
Year ended December 31,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)
Europe	449	387	16%	14%
North America	271	252	8%	7%
Rest of world	226	205	10%	13%
Worldwide	307	275	12%	12%

The same store RevPAR data for 2013 and 2012 exclude the operations of Belmond El Encanto, which reopened in March 2013.

Year ended December 31, 2014 compared to year ended December 31, 2013 and year ended December 31, 2013 compared to year ended December 31, 2012

Overview

2014 compared to 2013

The net loss attributable to Belmond Ltd. for the year ended December 31, 2014 was $1.9 million ($0.02 per common share) on revenue of $585.7 million, compared with net loss of $31.6 million ($0.31 per common share) on revenue of $594.1 million in the prior year. The decrease in net loss is primarily because the year ended December 31, 2013 included an impairment of property, plant and equipment of $36.4 million and losses from discontinued operations of $5.3 million, compared with a $1.2 million impairment of property, plant and equipment and losses from discontinued operations of $3.8 million in the year ended December 31, 2014. In addition, the year ended December 31, 2014 saw a gain on disposal of property, plant and equipment of $4.1 million relating to Inn at Perry Cabin by Belmond, as well as a loss on extinguishment of debt of $14.5 million compared with no gains on disposal of property, plant and equipment and a gain on extinguishment of debt of $3.5 million in the year ended December 31, 2013.

2013 compared to 2012

The net loss attributable to Belmond Ltd. for the year ended December 31, 2013 was $31.6 million ($0.31 per common share) on revenue of $594.1 million, compared with net loss of $7.1 million ($0.07 per common share) on revenue of $539.0 million in the prior year. The increase in revenue is due to ADR and occupancy growth worldwide and the impact of Belmond El Encanto, which reopened in March 2013. The net loss in the year ended December 31, 2013 includes impairments of property, plant and equipment of $36.4 million and losses from discontinued operations of $5.3 million. In the year ended December 31, 2012, impairments of goodwill, other intangible assets, and property, plant and equipment totaled $5.9 million and there were earnings from discontinued operations of $4.5 million.

Revenue

	2014	2013	2012
Year ended December 31,	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	212.7	222.0	202.4
North America	142.6	146.5	123.5
Rest of world	142.7	141.7	132.9
Total owned hotels	498.0	510.2	458.8
Part-owned/ managed hotels	6.0	5.9	5.5
Total hotels	504.0	516.1	464.3
Owned trains & cruises	74.3	73.8	70.9
Part-owned/ managed trains	7.4	4.2	3.8
Total trains & cruises	81.7	78.0	74.7

Total revenue	585.7	594.1	539.0

2014 compared to 2013

Total revenue decreased by $8.4 million, or 1%, from $594.1 million in the year ended December 31, 2013 to $585.7 million in the year ended December 31, 2014. Total hotels revenue decreased by $12.1 million, or 2%, from $516.1 million in the year ended December 31, 2013 to $504.0 million in the year ended December 31, 2014. The decrease in total hotels revenue is partially due to a year-over-year drop at Belmond Grand Hotel Europe in Russia, as a result of the impact of the political situation in Ukraine and the depreciation of the ruble, and partially due to the March 2014 sale of Inn at Perry Cabin by Belmond. Revenue from trains and cruises increased by $3.7 million, or 5%, from $78.0 million in the year ended December 31, 2013 to $81.7 million in the year ended December 31, 2014 as a result of an increase in revenue from the Company's PeruRail joint venture. Exchange rate movements were responsible for $14.3 million of the total decrease in total revenue.

2013 compared to 2012

Total revenue increased by $55.1 million, or 10%, from $539.0 million in the year ended December 31, 2012 to $594.1 million in the year ended December 31, 2013. Total hotels revenue increased by $51.8 million, or 11%, from $464.3 million in the year ended December 31, 2012 to $516.1 million in the year ended December 31, 2013. Revenue from trains and cruises increased by $3.3 million, or 4%, from $74.7 million in the year ended December 31, 2012 to $78.0 million in the year ended December 31, 2013. The increase in revenue is due to ADR and occupancy growth worldwide and the impact of Belmond El Encanto, which reopened in March 2013.

Owned hotels - Europe

Year ended December 31,	2014	2013	2012

Rooms Available	272,097	278,043	285,837
Rooms Sold	152,369	159,394	158,160
Occupancy (percentage)	56	57	55
Average daily rate (in U.S. dollars)	783	784	699
RevPAR (in U.S. dollars)	439	449	387

			Change %
Year ended December 31,	2014	2013	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)	439	449	(2)%	1%

			Change %
Year ended December 31,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)	449	387	16%	14%

2014 compared to 2013

Revenue decreased by $9.3 million, or 4%, from $222.0 million in the year ended December 31, 2013 to $212.7 million in the year ended December 31, 2014. Combined revenue growth of $6.7 million from the Company's hotels in continental Europe and the United Kingdom was offset by a $16.0 million decrease in revenue at Belmond Grand Hotel Europe. Of the $16.0 million revenue decline at Belmond Grand Hotel Europe, $7.7 million was due to the 22% depreciation of the Russian ruble which was made worse by the economic situation in Russia and falling price of oil. The remainder was attributable to a strong comparative 2013 period that benefited from the September 2013 G20 Summit in St Petersburg, Russia, lower food and beverage revenue due to ongoing restaurant renovation works, and cancellations related to the political situation in Ukraine which management is closely monitoring. Additionally, the Company saw a continued improvement in the performance of Belmond La Residencia, where revenue growth of $1.9 million, or 14%, was primarily due to a ten percentage-point increase in occupancy and a 10% increase in ADR that resulted predominantly from a change in the hotel's revenue management strategy. ADR for the European owned hotels segment decreased from $784 in the year ended December 31, 2013 to $783 in the year ended December 31, 2014. Occupancy decreased from 57% in the year ended December 31, 2013 to 56% in the year ended December 31, 2014. Same store RevPAR decreased by 2% in U.S. dollars, to $439 in the year ended December 31, 2014 from $449 in the year ended December 31, 2013, which represented an increase of 1% when measured in local currency.

2013 compared to 2012

Revenue increased by $19.6 million, or 10%, from $202.4 million in the year ended December 31, 2012 to $222.0 million in the year ended December 31, 2013. Revenue from Italian hotels grew by $14.0 million due to 15% increase in RevPAR in U.S. dollars. This growth was led by Belmond Hotel Cipriani, which saw a revenue increase of $5.1 million due partly to the effects of the Biennale arts festival in Venice. Belmond's hotels in the rest of Europe also performed strongly, most notably Belmond Grand Hotel Europe where revenue increased by $3.1 million, primarily as a result of the 2013 G20 Summit held in St Petersburg in September. ADR for the European owned hotels segment increased by12% , from $699 in the year ended December 31, 2012 to $784 in the year ended December 31, 2013. Occupancy increased from 55% in the year ended December 31, 2012 to 57% in the year ended December 31, 2013. Same store RevPAR increased by 16% in U.S. dollars, to $449 in the year ended December 31, 2013 from $387 in the year ended December 31, 2012. an increase of 14% when measured in local currency. Exchange rate movements were responsible for $3.4 million of the total increase in European revenue.

Owned hotels - North America

Year ended December 31,	2014	2013	2012

Rooms Available	262,562	274,677	251,172
Rooms Sold	171,967	183,378	165,750
Occupancy (percentage)	65	67	66
Average daily rate (in U.S. dollars)	425	405	382
RevPAR (in U.S. dollars)	278	270	252
Same Store RevPAR (in U.S. dollars)	282	272	252

			Change %
Year ended December 31,	2014	2013	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)	282	272	4%	4%

			Change %
Year ended December 31,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)	271	252	8%	7%

2014 compared to 2013

Revenue decreased by $3.9 million, or 3%, from $146.5 million in the year ended December 31, 2013 to $142.6 million in the year ended December 31, 2014. The decrease was primarily the result of the March 2014 sale of Inn at Perry Cabin by Belmond which generated revenue of $12.0 million in the year ended December 31, 2013 compared with $1.3 million in year ended December 31, 2014. Partially offsetting this decrease was revenue growth of $4.2 million at Belmond El Encanto, which opened in March 2013 and hence saw a full year of operations in 2014, and $2.4 million at Belmond Charleston Place due to strong ADR and food and beverage growth, with the positive effects of the first stage of refurbishment starting to be felt. Overall, North American ADR increased by 5%, from $405 in the year ended December 31, 2013 to $425 in the year ended December 31, 2014. Occupancy decreased from 67% in the year ended December 31, 2013 to 65% in the year ended December 31, 2014. On a same store basis, RevPAR increased from $272 in the year ended December 31, 2013 to $282 in the year ended December 31, 2014, an increase of 4% when measured in both U.S. dollars and in local currency.

2013 compared to 2012

Revenue increased by $23.0 million, or 19%, from $123.5 million in the year ended December 31, 2012 to $146.5 million in the year ended December 31, 2013. Revenue growth was driven by Belmond El Encanto, which recorded revenue of $13.2 million in its first year of operations, and a strong performance from Belmond Charleston Place where revenue grew by $6.1 million due in part to increased spend from banqueting customers. North American ADR increased by 6%, from $382 in the year ended December 31, 2012 to $405 in the year ended December 31, 2013. Occupancy increased from 66% in the year ended December 31, 2012 to 67% in the year ended December 31, 2013. On a same store basis, RevPAR increased from $252 in the year ended December 31, 2012 to $271 in the year ended December 31, 2013. This translated to an increase of 8% when measured in U.S. dollars, and 7% on a local currency basis.

 Owned hotels - Rest of world

Year ended December 31,	2014	2013	2012

Rooms Available	374,855	370,079	375,882
Rooms Sold	208,106	211,405	203,813
Occupancy (percentage)	56	57	54
Average daily rate (in U.S. dollars)	413	395	379
RevPAR (in U.S. dollars)	229	226	205
Same Store RevPAR (in U.S. dollars)	235	229	205

			Change %
Year ended December 31,	2014	2013	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)	235	229	3%	11%

			Change %
Year ended December 31,	2013	2012	Dollars	Local currency

Same Store RevPAR (in U.S. dollars)	226	205	10%	13%

2014 compared to 2013

Revenue increased by $1.0 million, or 1%, from $141.7 million in the year ended December 31, 2013 to $142.7 million in the year ended December 31, 2014. This increase is largely attributable to the strong performance of the Company's two Brazilian hotels, due largely to the 2014 FIFA World Cup, which saw combined revenue growth of $6.3 million. Excluding the impact of the 9% year-over-year depreciation of the Brazilian real, combined revenue for the two hotels would have increased by $13.0 million over the year ended December 31, 2013. Belmond Mount Nelson Hotel in South Africa had a revenue increase of $1.4 million or 10% due to a six percentage-point increase in occupancy over the year ended December 31, 2013 as the weaker rand increased the attractiveness of the destination. The revenue growth for the segment as a whole was partially offset by a $1.6 million decline in revenue in Belmond Miraflores Park which was closed for renovation from December 2013 through the middle of April 2014. In addition, revenue for the Company's Asian hotels and Belmond Safaris was down $3.6 million and $1.5 million year-over-year respectively, primarily as a result of the political unrest in Bangkok and the Ebola outbreak elsewhere in Africa which led to cancellations at the safari camps. ADR for the Rest of world segment increased by 5%, from $395 in the year ended December 31, 2013 to $413 for the year ended December 31, 2014. Occupancy decreased from 57% to 56%. RevPAR on a same store basis (which excludes Belmond Miraflores Park) increased from $229 in the year ended December 31, 2013 to $235 for the year ended December 31, 2014. This translated to an increase of 3% when measured in U.S. dollars, and 11% when measured in local currency.

2013 compared to 2012

Revenue decreased by $8.8 million, or 7%, from $132.9 million in the year ended December 31, 2012 to $141.7 million in the year ended December 31, 2013. Revenue from Belmond's hotels in South America grew by $5.1 million, mainly due to Copacabana Palace where the main building of the hotel was closed for a planned renovation for the majority of the second half of 2012. The African and Asian hotels saw a combined increase of $3.7 million, with a particularly strong performance from Belmond Governor's Residence due to the continued popularity of Myanmar as a tourist destination. ADR for the Rest of world segment increased by 4%, from $379 in the year ended December 31, 2012 to $395 for the year ended December 31, 2013. Occupancy increased from 54% to 57%. RevPAR on a same store basis increased from $205 in the year ended December 31, 2012 to $226 in the year ended December 31, 2013. This translated to a decrease of 10% when measured in U.S. dollars, and 13% when measured in local currency. Exchange rate movements caused a decrease in revenue of $3.6 million for 2013 compared to 2012, due to the strengthening of the U.S. dollar against the South African rand, the Botswanan pula and the Indonesian rupiah.

Part-owned/ managed hotels

2014 compared to 2013

Revenue increased by $0.1 million, or 2%, from $5.9 million in the year ended December 31, 2013 to $6.0 million in the year ended December 31, 2014, primarily due to growth at Hotel Ritz by Belmond, which saw an eight percentage-point increase in occupancy as a result of new sales strategies and continued signs of improvement in the Spanish economy.

2013 compared to 2012

Revenue increased by $0.4 million, or 7%, from $5.5 million in the year ended December 31, 2012 to $5.9 million in the year ended December 31, 2013. The increase is largely due to management fees from The Westcliff, which Belmond sold in December 2012 but continued to manage until June 2013.

Owned trains and cruises

2014 compared to 2013

Revenue increased by $0.5 million, or 1%, from $73.8 million in the year ended December 31, 2013 to $74.3 million in the year ended December 31, 2014. The increase was driven by Belmond Orcaella, Belmond’s river cruise operation launched in July 2013, which contributed $1.9 million of revenue growth. The Venice Simplon-Orient-Express recorded a revenue increase of $1.4 million, primarily due to the appreciation of the British pound sterling against the U.S. dollar. Belmond Northern Belle also saw revenue growth of $0.9 million, having operated nine more trips in the year ended December 31, 2014 compared to the year ended December 31, 2013, and additionally benefited from the stronger British pound sterling. This growth was offset by a decrease of $2.0 million from Belmond Road to Mandalay which suffered from increased competition in the year ended December 31, 2014.

2013 compared to 2012

Revenue increased by $2.9 million, or 4%, from $70.9 million in the year ended December 31, 2012 to $73.8 million in the year ended December 31, 2013. The increase is primarily due to revenue of $2.5 million from Belmond Orcaella, which launched in July 2013, and revenue growth of $3.2 million at Belmond Road to Mandalay, as the popularity of Myanmar as a tourist destination continued, partly offset by a decrease of $2.5 million from U.K. day trains which continued to suffer from a sluggish European economy. Exchange rate movements across the segment were responsible for a revenue decrease of $0.7 million year-on-year.

Part-owned/ managed trains

2014 compared to 2013

Revenue increased by $3.2 million, or 76%, from $4.2 million in the year ended December 31, 2013 to $7.4 million in the year ended December 31, 2014, primarily due to an increase in PeruRail management fee rates.

2013 compared to 2012

Revenue increased by $0.4 million, or 11%, from $3.8 million in the year ended December 31, 2012 to $4.2 million in the year ended December 31, 2013. The increase was primarily due to growth in management fees from PeruRail, where passenger numbers increased by 12% year-on-year.

Cost of services

2014 compared to 2013

Cost of services decreased by $5.3 million, or 2%, from $267.9 million in the year ended December 31, 2013 to $262.6 million in the year ended December 31, 2014. Cost of services as a percentage of revenue remained consistent at 45% for the years ended December 31, 2014 and 2013.

2013 compared to 2012

Cost of services increased by $25.5 million, or 11%, from $242.4 million in the year ended December 31, 2012 to $267.9 million in the year ended December 31, 2013. Cost of services as a percentage of revenue remained consistent at 45% of revenue in the years ended December 31, 2013 and 2012.

Selling, general and administrative expenses

2014 compared to 2013

Selling, general and administrative expenses decreased by $7.7 million, or 3%, from $227.3 million in the year ended December 31, 2013 to $219.6 million in the year ended December 31, 2014. Selling, general and administrative expenses as a percentage of revenue decreased slightly, from 38% for the year ended December 31, 2013 to 37% for the year ended December 31, 2014. Selling, general and administrative expenses in the year ended December 31, 2013 included pre-opening expenses of $3.0 million for Belmond El Encanto and Belmond Orcaella.

Central costs within selling, general and administrative expenses were $39.8 million in the year ended December 31, 2014 (including $7.9 million of non-cash share-based compensation), a decrease of $1.3 million, or 3%, from $41.1 million in the year ended December 31, 2013 (including $10.4 million of non-cash share-based compensation). This decrease is the result of year over year reductions in share-based compensation costs of $2.5 million and payroll bonus costs of $1.7 million offset by an increase of $3.9 million in central marketing costs related to the investment in the Belmond brand. As a percentage of revenue, central costs remained consistent at 7% for the years ended December 31, 2014 and 2013.

2013 compared to 2012

Selling, general and administrative expenses increased by $19.6 million, or 9%, from $207.7 million in the year ended December 31, 2012 to $227.3 million in the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of revenue decreased slightly, from 39% for the year ended December 31, 2012 to 38% for the year ended December 31, 2013. Selling, general and administrative expenses in the year ended December 31, 2012 included professional advisory costs of $1.2 million related to the evaluation of the unsolicited proposal from The Indian Hotels Company Limited received on October 18, 2012 to acquire Belmond.

Central costs within selling, general and administrative expenses were $41.1 million in the year ended December 31, 2013 (including $10.4 million of non-cash share-based compensation), an increase of $2.3 million, or 6%, from $38.8 million in the year ended December 31, 2012 (including $6.8 million of non-cash share-based compensation). Central costs for the year ended

December 31, 2013 included a charge of $1.8 million for accelerated amortization of share-based compensation related to prior periods. As a percentage of revenue, central costs remained consistent at 7% for the years ended December 31, 2013 and 2012.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit”). Segment performance for the years 2014, 2013 and 2012 is analyzed as follows:

	2014	2013	2012
Year ended December 31,	$ millions	$ millions	$ millions

Segment profit:
Owned hotels:
Europe	62.8	63.8	56.3
North America	24.0	23.2	21.7
Rest of world	36.5	36.0	32.7
Total owned hotels	123.3	123.0	110.7
Part-owned/ managed hotels	5.2	2.3	2.8
Total hotels	128.5	125.3	113.5
Owned trains & cruises	7.3	8.5	9.7
Part-owned/ managed trains	16.2	14.3	12.6
Total trains & cruises	23.5	22.8	22.3

Reconciliation to net losses:
Total segment profit	152.0	148.1	135.8

Gain on disposal of property, plant and equipment	4.1	—	1.5
Impairment of goodwill	—	—	(2.1)
Impairment of property, plant and equipment	(1.2)	(36.4)	(3.8)
Central costs	(39.8)	(41.1)	(38.8)
Depreciation and amortization	(52.0)	(48.7)	(43.8)
(Loss)/gain on extinguishment of debt	(14.5)	3.5	—
Other income	1.3	—	—
Interest income, interest expense and foreign currency, net	(33.1)	(32.3)	(32.7)
Provision for income taxes	(15.5)	(17.6)	(21.7)
Share of benefit from/(provision for) income taxes of unconsolidated companies	0.7	(1.7)	(5.8)

Earnings/(losses) from continuing operations	2.0	(26.2)	(11.4)
(Losses)/earnings from discontinued operations	(3.8)	(5.3)	4.5

Net losses	(1.8)	(31.5)	(6.9)

2014 compared to 2013

The European owned hotels reported segment profit of $62.8 million for the year ended December 31, 2014, a decrease of $1.0 million, or 2%, from $63.8 million for the year ended December 31, 2013. This was the result of earnings growth of $6.5 million at the Company’s hotels in continental Europe and the United Kingdom, offset by a $7.5 million decrease in earnings at Belmond Grand Hotel Europe, of which $2.4 million was due to unfavorable exchange rate movements. As a percentage of European owned hotels revenue, segment profit was 30% in the year December 31, 2014 compared with 29% for the year ended December 31, 2013.

The North American owned hotels reported segment profit of $24.0 million for the year ended December 31, 2014, an increase of $0.8 million, or 3%, from $23.2 million for the year ended December 31, 2013. The increase is due primarily to a year-over-year improvement of $3.7 million at Belmond El Encanto which opened in March 2013, partially offset by the March 2014 sale of Inn at Perry Cabin by Belmond which caused a decrease of $2.7 million. As a percentage of North American owned hotels revenue, segment profit was 17% for the year ended December 31, 2014 compared with 16% for the year ended December 31, 2013.

The Rest of world owned hotels reported segment profit of $36.5 million for the year ended December 31, 2014, an increase of $0.5 million, or 1%, from $36.0 million for the year ended December 31, 2013. Increases in segment profit in the year ended December 31, 2014 were seen in Belmond Copacabana Palace and Belmond Hotel das Cataratas which showed combined year-over-year growth of $4.0 million predominantly due to the FIFA World Cup held in Brazil. Additionally, Belmond Mount Nelson Hotel reported $1.1 million year-over-year growth due to increased occupancy as the weaker South African rand helped increase the popularity of the destination. These increases were offset by a $1.8 million year-over-year decrease for Belmond Miraflores Park resulting from the hotel’s closure for planned renovation and a $2.6 million net decrease in earnings for the Company's Asian hotels partly caused by the political unrest in the region’s gateway city of Bangkok. Excluding the effect of the 9% depreciation of the Brazilian real against the U.S. dollar, the combined earnings reported by Belmond’s Brazilian hotels would have increased by $5.8 million compared to the year ended December 31, 2013. As a percentage of Rest of world owned hotels revenue, segment profit margin was 26% for the year ended December 31, 2014 compared with 25% for the year ended December 31, 2013.

The Part-owned/ managed hotels reported segment profit of $5.2 million for the year ended December 31, 2014, an improvement of $2.9 million, or 126%, from $2.3 million for the year ended December 31, 2013, due primarily to a $2.4 million increase at Hotel Ritz by Belmond, which had an eight percentage-point increase in occupancy as a result of new sales strategies and improvement in the Spanish economy.

The Owned trains and cruises reported segment profit of $7.3 million for the year ended December 31, 2014, a decrease of $1.2 million, or 14%, from $8.5 million for the year ended December 31, 2013. This decrease is predominantly due to the fall in earnings in Belmond Road to Mandalay as a result of increased competition. As a percentage of owned trains and cruises, segment profit was 10% for the year ended December 31, 2014 compared with 12% for the year ended December 31, 2013.

The Part-owned/ managed trains reported segment profit of $16.2 million for the year ended December 31, 2014, an increase of $1.9 million, or 13%, from $14.3 million for the year ended December 31, 2013, due primarily to growth in earnings from the Company's PeruRail joint venture, which saw an increase in the number of passenger tickets sold.

2013 compared to 2012

The European owned hotels reported segment profit of $63.8 million for the year ended December 31, 2013, a increase of $7.5 million, or 13%, from $56.3 million for the year ended December 31, 2012. Of the increase, $0.9 million was attributable to exchange rate movements. Growth was driven primarily by the Italian hotels, where RevPAR in U.S. dollars grew by 15% compared to the year ended December 31, 2012. Belmond Hotel Cipriani in particular contributed $2.0 million of growth, as it benefited from the effect of the Biennale arts festival in Venice. As a percentage of European owned hotels revenue, segment profit margin increased from 28% for the year ended December 31, 2012 to 29% for the year ended December 31, 2013.

The North American owned hotels reported segment profit of $23.2 million for the year ended December 31, 2013, an increase of $1.5 million, or 7%, from $21.7 million for the year ended December 31, 2012. As a percentage of North American owned hotels revenue, segment profit margin decreased from 18% for the year ended December 31, 2012 to 16% for the year ended December 31, 2013 due primarily to pre-opening expenses of $2.6 million at Belmond El Encanto.

The Rest of world owned hotels reported segment profit of $36.0 million for the year ended December 31, 2013, an increase of $3.3 million, or 10%, from $32.7 million for the year ended December 31, 2012. Exchange rate movements were responsible for a decrease of $0.7 million. As a percentage of Rest of world owned hotels revenue, segment profit margin remained flat at 25% for the years ended December 31, 2013 and 2012.

The Part-owned/ managed hotels reported segment profit of $2.3 million for the year ended December 31, 2013, a decrease of $0.5 million, or 18%, from $2.8 million for the year ended December 31, 2012, due primarily to increased losses from Hotel Ritz by Belmond in Madrid, where the economic climate in Spain coupled with continued wage inflation had an adverse impact.

The Owned trains and cruises reported segment profit of $8.5 million, a decrease of $1.2 million, or 12%, from $9.7 million for the year ended December 31, 2012. Pre-opening expenses of $0.4 million at Belmond Orcaella and decreases from European trains were partially offset by growth from Belmond Road to Mandalay. As a percentage of owned trains and cruises, segment profit margin decreased from 14% for the year ended December 31, 2013 to 12% for the year ended December 31, 2012.

The Part-owned/ managed trains reported segment profit of $14.3 million for the year ended December 31, 2013, an increase of $1.7 million, or 13%, from $12.6 million for the year ended December 31, 2012, due primarily to growth in earnings from the Company's PeruRail joint venture, where passenger numbers increased by 12% year-on-year.

Gain on disposal of property, plant and equipment

2014 compared to 2013

A gain on disposal of $4.1 million was recorded in the year ended December 31, 2014. This relates to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014 but which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

2013 compared to 2012

There was no gain on disposal of property, plant and equipment in the year ended December 31, 2013. In December 2012, Belmond signed agreements for a new loan facility of $50.0 million secured by the assets of Belmond Grand Hotel Europe. A capital lease at the hotel was extinguished as part of that refinancing, resulting in a gain of $1.5 million in the year ended December 31, 2012.

Impairment of goodwill

2014 compared to 2013

There were no impairments to goodwill of continuing operations recorded in the year ended December 31, 2014 and December 31, 2013.

2013 compared to 2012

There were no impairments to goodwill of continuing operations recorded in the year ended December 31, 2013. On October 1, 2012, Belmond performed its annual goodwill impairment review for 2012 and identified and recorded goodwill impairments of $2.1 million within its continuing operations, which related entirely to Belmond Reid's Palace, mainly due to the effect of ongoing economic factors in Portugal affecting the tourist market in Madeira.

Impairment of property, plant and equipment

2014 compared to 2013

In the year ended December 31, 2014, Belmond identified and recorded a non-cash property, plant and equipment charge of $1.2 million relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which are held in Australia and not in service.

In the year ended December 31, 2013, the carrying value of property, plant and equipment at Belmond La Samanna and Belmond Grand Hotel Europe was written down to fair value, resulting in a non-cash impairment charge of $35.7 million and $0.7 million, respectively.

2013 compared to 2012

Impairment of property, plant and equipment was $36.4 million in the year ended December 31, 2013. This comprised non-cash property, plant and equipment charges of $35.7 million at Belmond La Samanna and $0.7 million at Belmond Grand Hotel Europe, where the carrying value of assets was written down to fair value.

In the year ended December 31, 2012, Belmond identified and recorded a non-cash property, plant and equipment and other assets charge of $3.8 million relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which are held in Australia and not in service.

Depreciation and amortization

2014 compared to 2013

Depreciation and amortization increased by $3.3 million, or 7%, from $48.7 million in the year ended December 31, 2013 to $52.0 million in the year ended December 31, 2014. Depreciation and amortization as a percentage of revenue increased from 8% in the year ended December 31, 2013 to 9% for the year ended December 31, 2014. This is primarily due to a $3.0 million accelerated depreciation charge on assets scheduled for replacement, predominantly as part of the refurbishment program underway at Belmond Charleston Place and the renovation of Belmond Eagle Island Lodge, one of the Company's three safari camps in Botswana.

2013 compared to 2012

Depreciation and amortization increased by $4.9 million, or 11% from $43.8 million in the year ended December 31, 2012 to $48.7 million in the year ended December 31, 2013. Depreciation and amortization as a percentage of revenue remained consistent at 8% of revenue in the years ended December 31, 2013 and 2012.

(Loss)/gain on extinguishment of debt

2014 compared to 2013

Loss on extinguishment of debt was $14.5 million for the year ended December 31, 2014, comprising costs associated with the March 2014 corporate debt refinancing, including an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans. In the year ended December 31, 2013, a gain of $3.5 million was recognized in relation to a discount received for early repayment of debt secured on the Venice Simplon-Orient Express.

2013 compared to 2012

A gain of $3.5 million was recognized in the year ended December 31, 2013 in relation to a discount received for early repayment of debt secured on the Venice Simplon-Orient Express. There was no comparable gain in the year ended December 31, 2012.

Other income

2014 compared to 2013

Other income of $1.3 million was recognized in the year ended December 31, 2014 compared to $Nil for the year ended December 31, 2013. This related to the release of the remaining contingent liability that was originally recorded as part of the consideration for the acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant'Andrea in January 2010. Belmond had agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms were constructed at Belmond Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At December 31, 2014, €4,000,000 had been paid (equivalent to $5,250,000 at the dates paid) as the Belmond Villa Sant'Andrea permits were granted. The remaining contingent consideration was released in December 2014 as the conditions for its payment were not met.

2013 compared to 2012

There was no other income recognized in the years ended December 31, 2013 and December 31, 2012.

Interest income, interest expense and foreign currency, net

2014 compared to 2013

Interest income, interest expense and foreign currency, net increased by $0.8 million, or 2%, from an expense of $32.3 million for the year ended December 31, 2013 to $33.1 million for the year ended December 31, 2014. In the year ended December 31, 2014 there was an increase in interest expense of $2.4 million primarily due to the receipt of a withholding tax assessment pertaining to a previous financing agreement, which has been classified as interest, partially offset by a $1.3 million increase in foreign exchange gain in the year ended December 31, 2014 compared with the year ended December 31, 2013.

2013 compared to 2012

Interest income, interest expense and foreign currency, net decreased by $0.4 million, or 1%, from $32.7 million for the year ended December 31, 2012 to $32.3 million for the year ended December 31, 2013. The main reason for the decrease is that the year ended December 31, 2013 included a foreign exchange gain of $1.0 million, compared to a foreign exchange loss of $2.9 million in the year ended December 31, 2012. This was offset by an increase in interest expense of $3.4 million, or 11%, from $30.9 million in the year ended December 31, 2012 to $34.3 million in the year ended December 31, 2013. This increase is mainly attributable to the fact that in the year ended December 31, 2013, interest of $1.1 million was capitalized in relation to Belmond El Encanto, which reopened in March 2013, compared to interest of $4.2 million capitalized in the year ended December 31, 2012.

Provision for income taxes

2014 compared to 2013

The provision for income taxes decreased by $2.1 million, or 12%, from $17.6 million in the year ended December 31, 2013 to $15.5 million in the year ended December 31, 2014. The decrease to tax expense was principally due to an income tax credit of $2.1 million in the year ended December 31, 2014 (2013 - credit of $0.3 million) following reductions in enacted tax rates in Peru and Spain.

2013 compared to 2012

The provision for income taxes decreased by $4.1 million, or 19%, from $21.7 million in the year ended December 31, 2012 to $17.6 million in the year ended December 31, 2013. There was an income tax credit of $3.2 million in the year ended December 31, 2013 (2012 - charge of $0.1 million) arising in respect of foreign exchange differences on the measurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differed from the functional currency.

Earnings from unconsolidated companies

2014 compared to 2013

Earnings from unconsolidated companies net of tax increased by $3.1 million, or 48%, from $6.4 million in the year ended December 31, 2013 to $9.5 million in the year ended December 31, 2014. The increase is primarily due to improved performed at Hotel Ritz by Belmond, which had an increase in occupancy as a result of new sales strategies and continued signs of improvement in the Spanish economy. In addition, the tax expense associated with earnings from unconsolidated companies decreased from a charge of $1.7 million in the year ended December 31, 2013 to a tax credit of $0.7 million in the year ended December 31, 2014 following reductions in enacted tax rates in Peru and Spain.

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

Net (losses)/earnings from discontinued operations

2014 compared to 2013

Losses from discontinued operations for the year ended December 31, 2014 were $3.8 million, compared to losses of $5.3 million for the year ended December 31, 2013.

Losses from discontinued operations for the year ended December 31, 2014 included legal fees of $1.5 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013, and operating losses of $1.6 million at Porto Cupecoy.

Losses from discontinued operations for the year ended December 31, 2013 included an impairment charge of $7.0 million at Ubud Hanging Gardens and operating losses of $3.2 million at Porto Cupecoy. These losses were partially offset by a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, and tax credits of $1.4 million and $0.6 million in relation to The Westcliff and Keswick Hall, respectively.

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

Other comprehensive losses: Foreign currency translation adjustments, net

2014 compared to 2013

Foreign currency translation adjustments for the year ended December 31, 2014 were a loss of $151.0 million compared to a loss of $14.2 million for the year ended December 31, 2013. The foreign currency translation adjustment loss for the year ended December 31, 2014 includes a loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in the functional currency of those entities. Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.

The remaining loss in the current year largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars as the majority of Belmond's operating currencies have depreciated against the U.S. dollar during the year. The loss was driven by a 72% and 14% depreciation, respectively, of the Russian ruble and euro against the U.S. dollar from the rate at December 31, 2013, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies. The impact in the year ended December 31, 2014 of the depreciation of the Russian ruble and euro against the U.S. dollar from the rate at December 31, 2013 was approximately $50.2 million and $38.6 million, respectively.

2013 compared to 2012

Foreign currency translation adjustments for the year ended December 31, 2013 were a loss of $14.2 million which was comparable to the loss of $14.5 million recognized for the year ended December 31, 2012.

Liquidity and Capital Resources

Overview

Belmond's primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At December 31, 2014, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $617.7 million (2013 - $639.8 million), including a current portion of $5.5 million (2013 - $72.8 million) and a working capital loan of $Nil (2013 - $0.1 million) repayable within 12 months. Additionally, Belmond had capital commitments at December 31, 2014 amounting to $15.5 million (2013 - $21.9 million).

Belmond had cash and cash equivalents of $135.1 million at December 31, 2014, compared to $123.2 million at December 31, 2013. In addition, Belmond had restricted cash balances of $2.7 million, of which $1.9 million is presented as restricted cash on the balance sheet and $0.8 million is classified in other assets (2013 - $13.6 million of restricted cash). At December 31, 2014, there were undrawn amounts available to Belmond under committed short-term lines of credit of $101.5 million (2013 - $2.9 million), bringing total cash availability at December 31, 2014 to $236.6 million, excluding the restricted cash of $2.7 million. When assessing liquidity, Belmond management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At December 31, 2014, Belmond had $5.5 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond's Liquidity and Capital Resources

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

At December 31, 2014, two unconsolidated joint venture companies for which Belmond provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru in which Belmond has a 50% interest was out of compliance with a debt service coverage ratio covenant for a loan of $4.1 million, which could require the Company to fund its guarantee should the banks call the loan facility. Although the banks currently remain entitled to do so, Belmond does not expect the banks to call the loan or that Belmond will be required to fund the guarantee as the cash flows from the joint venture remain strong. This loan is being renegotiated and is likely to be refinanced in 2015.

•
Hotel Ritz by Belmond, 50% owned by Belmond, was out of compliance at December 31, 2014 with the debt service coverage ratio in its first mortgage loan facility amounting to $68.4 million. Although the loan is non-recourse to Belmond or the joint venture partner in the hotel, each has provided separate partial guarantees of $9.1 million, which may be required to be funded should the loan be called. Belmond does not expect the bank to call the loan and, therefore, does not believe Belmond will be required to fund the guarantees.

Based on its current financial forecasts, Belmond believes it will continue to comply with substantially all financial covenants in its loan facilities, except for the instances of non-compliance noted above which are not expected to have a material impact on Belmond's financial flexibility.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $101.5 million at December 31, 2014 (December 31, 2013 - $72.3 million). This increase in working capital is largely due to the refinancing completed during the period that has caused a significant decrease in the current portion of long-term debt and obligations under capital leases falling due within the next 12 months.

Cash Flow - Sources and Uses of Cash

At December 31, 2014 and 2013, Belmond had cash and cash equivalents of $135.1 million and $123.2 million, respectively. In addition, Belmond had restricted cash balances of $2.7 million (of which $1.9 million is presented as current restricted cash on the consolidated balance sheet and $0.8 million is classified in other assets) and $13.6 million (of which $6.0 million is presented as current restricted cash on the consolidated balance sheet and $7.6 million is classified in other assets) as of December 31, 2014 and December 31, 2013, respectively.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2014 was $51.3 million compared to $67.0 million for the year ended December 31, 2013 and $45.6 million for the year ended December 31, 2012.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $2.0 million for the year ended December 31, 2014, an improvement of $28.2 million compared to losses of $26.2 million for the year ended December 31, 2013. This improvement was offset in cash terms by the fact that the net losses for 2013 included non-cash impairments of property, plant and equipment of $36.4 million at Belmond La Samanna and Belmond Grand Hotel Europe, compared to a $1.2 million non-cash impairment of property, plant and equipment for 2014 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train which are held in Australia and not in service. In 2014 there was a non-cash add-back for loss on extinguishment of debt of $14.5 million, compared to a non-cash deduction for gain on extinguishment of debt of $3.5 million in 2013. Additional non-cash items in 2014 included a deduction for gain on disposal of property, plant and equipment of $4.1 million. Furthermore, in 2014 the Company paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million.

Net losses from continuing operations were $26.2 million for the year ended December 31, 2013, a deterioration of $14.8 million compared to losses of $11.4 million for the year ended December 31, 2012. This deterioration was offset in cash terms by the fact that the net losses for 2013 included non-cash impairments of property, plant and equipment of $36.4 million at Belmond La Samanna and Belmond Grand Hotel Europe, compared to a $3.8 million non-cash impairment of property, plant and equipment for 2012 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train. The year ended December 31, 2012 also included a non-cash impairment of goodwill of $2.1 million at Belmond Reid's Palace and a non-cash deduction for gain on disposal of property, plant and equipment and capital lease of $1.5 million related to a capital lease at Belmond Grand Hotel Europe that was extinguished when a new loan secured by the hotel was put in place.

Investing Activities. Cash used in investing activities was $22.4 million for the year ended December 31, 2014, compared to $44.2 million for the year ended December 31, 2013 and $23.1 million for the year ended December 31, 2012.

During the year ended December 31, 2014, disposal of non-core assets of Inn at Perry Cabin by Belmond resulted in net cash proceeds of $37.8 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, has been deferred and will be recognized over the initial period of the management contract. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations. A deposit was received in the year ended December 31, 2013 of $4.0 million following the agreement to sell.

Capital expenditure of $63.5 million during the year ended December 31, 2014 included $15.3 million at Belmond Charleston Place primarily for the first and second phases of the hotel’s rooms renovation project, $10.7 million at Belmond Grand Hotel Europe primarily for the conversion of 19 historic rooms into six suites and renovations of the hotel’s restaurants and meeting rooms, $5.0 million at Belmond Miraflores Park for the hotel’s renovation, $3.9 million at Belmond Hotel Cipriani primarily for the renovation of the hotel’s new Oro restaurant, $3.1 million at Belmond Hotel Splendido primarily for the renovation of several of the hotel’s rooms and suites, $2.9 million at Belmond Villa Sant’Andrea primarily for the six junior suites that opened in May 2014, $2.7 million at Belmond Copacabana Palace for the renovation of the hotel’s new MEE restaurant and other routine capital expenditure, $3.8 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory maintenance works, $2.4 million at Belmond Mount Nelson Hotel primarily for the renovation of 26 suites and cottages and $2.3 million at Belmond Le Manoir aux Quat’Saisons primarily for the construction of a new conservatory in the hotel’s garden, with the balance being for routine capital expenditures.

Capital expenditure of $66.6 million during the year ended December 31, 2013 included capital expenditure of $23.2 million at Belmond El Encanto, which reopened in March 2013 after renovation, $8.5 million at Belmond Charleston Place, $6.0 million at Belmond Copacabana Palace, $5.3 million at Belmond Grand Hotel Europe, $2.9 million at Venice Simplon-Orient-Express and $2.4 million at Belmond Miraflores Park.

Capital expenditure of $97.0 million during the year ended December 31, 2012 included $40.4 million at Belmond El Encanto, $16.3 million at Belmond Copacabana Palace, $4.0 million at Belmond Hotel Splendido, $4.0 million at Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea and $3.8 million at Belmond La Samanna.

Increase in restricted cash was $0.5 million for the year ended December 31, 2014, compared to $4.7 million for the year ended December 31, 2013 and $7.5 million for the year ended December 31, 2012. Release of restricted cash was $11.3 million for the year ended December 31, 2014, compared to $8.6 million for the year ended December 31, 2013 and $1.0 million for the year ended December 31, 2012. The increase in the release of restricted cash in 2014 was driven by the repayment of the outstanding property level funded debt of Belmond with the exception of Charleston Center LLC, a consolidated VIE, which took place in March 2014. Cash deposits were previously required to be held with lending banks to support Belmond's payment of interest and principal. The reduced increase in restricted cash is attributable to the fact that these cash deposits with lending banks are no longer required, with the exception of the debt held by Charleston Center LLC.

Financing Activities. Cash used in financing activities for the year ended December 31, 2014 was $10.9 million compared to cash provided by financing activities of $7.0 million for the year ended December 31, 2013 and cash used in financing activities of $19.0 million for the year ended December 31, 2012.

During the year ended December 31, 2014, Belmond drew $5.4 million of loans to fund capital expenditure at Belmond Miraflores Park and Belmond Grand Hotel Europe and refinanced a $12.0 million loan secured on Belmond Mount Nelson Hotel. Subsequent to these drawdowns, Belmond entered into a $552.0 million secured term loan, the proceeds of which were used to repay all outstanding funded debt of Belmond apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies. In August 2014, the debt of Charleston Center LLC was refinanced, resulting in an additional drawdown of $2.8 million. Principal repayments under long-term debt were $565.1 million for the year ended December 31, 2014.

During the year ended December 31, 2013, $63.2 million was borrowed to refinance maturing debt secured on Belmond Reid's Palace, Belmond Le Manoir aux Quat'Saisons, Inn at Perry Cabin by Belmond and '21' Club, $18.2 million was borrowed for Belmond El Encanto construction, $2.0 million for refurbishment of Belmond Grand Hotel Europe, $2.0 million for refurbishment of Belmond Miraflores Park, $4.0 million for other debt repayments and $20.0 million for corporate purposes. In addition, a borrowing secured by the Venice Simplon-Orient-Express was refinanced by a new loan of $25.9 million. The remaining debt payments were scheduled repayments on existing debt.
During the year ended December 31, 2012, €36.8 million ($46.8 million) of debt secured by the Sicilian hotels was refinanced with a €35.0 million ($44.4 million) facility maturing in 2015. In addition, $3.1 million of debt secured by Belmond Miraflores Park was refinanced with a $10.1 million facility with tranches maturing in 2014 and 2022. The $15.0 million capital expenditure facility secured by Belmond Copacabana Palace was fully drawn, $25.7 million was borrowed for Belmond El Encanto construction, and $11.4 million was repaid upon sale of The Observatory Hotel. The remaining debt payments were scheduled repayments on existing debt.

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens, Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall have been presented as discontinued operations for all periods presented. Ubud Hanging Gardens has been accounted for as a discontinued operation following an unannounced dispossession of Belmond from the hotel by the owner in November 2013.

Net cash provided by/(used in) operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities. Losses from discontinued operations were $3.8 million for the year ended December 31, 2014, compared to losses of $5.3 million for the year ended December 31, 2013 and earnings of $4.5 million for the year ended December 31, 2012. The results of discontinued operations for the year ended December 31, 2014 include legal fees of $1.5 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner. The results of discontinued operations for the years ended December 31, 2013 and 2012 included non-cash impairment charges of $7.0 million and $3.2 million, respectively.

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

There were $15.5 million of capital commitments outstanding at December 31, 2014 (2013 - $21.9 million) relating to project developments and refurbishment for existing properties.

As part of the consideration for the acquisition in January 2010 of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea, Belmond agreed to pay the vendor a further €5.0 million (equivalent to $7.1 million at date of acquisition) if, by 2015, additional rooms were constructed at Belmond Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At December 31, 2014, €4.0 million has been paid (equivalent to $5.3 million at the dates paid) as the Belmond Villa Sant'Andrea permits have been granted. The remaining contingent consideration of €1.0 million was released in December 2014 as the conditions for its payment were not met.

Indebtedness

At December 31, 2014, Belmond had $617.7 million (2013 - $639.8 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. Total debt at December 31, 2014 includes a $2.5 million reduction to the face value of the corporate debt facility which reflects the balance of the unamortized original issue discount and will be amortized through interest expense over the term of the loan.

On March 21, 2014, Belmond entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan consists of two tranches, a $345.0 million U.S. dollar tranche and a €150.0 million euro-denominated tranche (equivalent to $207.0 million at draw down). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.25% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in seven years and the annual mandatory amortization is 1% of the principal amount. The amounts of both tranches that were outstanding at December 31, 2014 were $342.4 million and €148.9 million.

The revolving credit facility has a maturity of five years and a margin of 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. After allocating a letter of credit against the revolving credit facility and including other working capital facilities, the Company has $101.5 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is six years, and the weighted average interest rate is 4.35%, which incorporates derivatives used to mitigate interest rate risk. See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2014 included above comprised $97.3 million (2013 - $94.3 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five-year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 29% of the outstanding principal was drawn in European euros and the balance primarily in U.S. dollars. At December 31, 2014, 49% of borrowings of Belmond were in floating interest rates.

Belmond has guaranteed or contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2014:

	Guarantee	Contingent guarantee	Duration
December 31, 2014	$ millions	$ millions

Hotel Ritz by Belmond
Debt obligations	9.1	—	ongoing
Working capital loan	—	—	ongoing
PeruRail joint venture:
Debt obligations	4.1	4.8	through 2017
Concession performance	—	6.4	through May 2015
Peru hotel joint venture:
Debt obligations	—	19.2	through 2020

Total	13.2	30.4

Belmond has guaranteed $9.1 million of debt obligations for the Hotel Ritz by Belmond, in which Belmond has a 50% equity investment.

Belmond has guaranteed and contingently guaranteed some of the debt obligations of the rail joint venture in Peru through 2017. Belmond has also guaranteed the rail joint venture's contingent obligations relating to the performance of its governmental rail concessions through May 2015. In addition, Belmond has contingently guaranteed through 2020 debt obligations of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Contractual Obligations Summary

The following table summarizes Belmond’s (excluding joint ventures) material known contractual obligations in 2015 and later years as of December 31, 2014, excluding accounts payable and accrued liabilities:

	2015	2016-2017	2018-2019	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Debt, including capital leases and VIE	5.5	11.0	97.1	506.6	620.2
Operating leases	10.9	21.4	20.3	85.3	137.9
Capital commitments	15.5	—	—	—	15.5
Interest payments	27.5	54.3	51.9	46.6	180.3
Pension obligations	2.0	4.0	3.0	—	9.0

	61.4	90.7	172.3	638.5	962.9

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2014, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2014, Belmond has a provision of $3.4 million in respect of its uncertain tax positions in accordance with ASC 740, Income Taxes. Belmond is unable to estimate with any certainty when, or if, these liabilities will fall due. Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

Belmond had no material off-balance sheet arrangements at December 31, 2014 other than those involving its equity investees reported in Notes 5, 6 and 24 to the Financial Statements, and those described in commitments and contingencies in Note 19.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of Belmond’s financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires Belmond management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, Belmond management evaluates these estimates. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the result of which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that reflect significant judgments or uncertainties, and potentially result in materially different results under different assumptions and conditions. Belmond management believes the following are Belmond’s most critical accounting policies and estimates.

Long-lived assets and goodwill

Belmond management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value. The determination of fair value incorporates various assumptions and uncertainties, including future cash flows of the business and future growth rates, that Belmond believes are reasonable and supportable but are, however, by their nature, highly judgmental. If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

In accordance with guidance, goodwill must be evaluated annually for impairment. Belmond’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference. The determination of impairment incorporates various assumptions and uncertainties that Belmond believes are reasonable and supportable considering all available evidence. The determination of future cash flows of the business is based on various assumptions including future ADR and occupancy levels, operating margins and economic and market conditions. Other key assumptions include terminal capitalization rates, future growth rates and the related discount rates, which are affected by assumptions including equity yield, loan to value ratios and amortization terms and interest rates. These assumptions and uncertainties are, by their very nature, highly judgmental. If the assumptions are not met, Belmond may be required to recognize additional goodwill impairment losses.

Other intangible assets with indefinite useful lives are also reviewed for impairment in accordance with the applicable guidance.

Depreciation

Real estate and other fixed assets are recorded at cost and are depreciated over their estimated useful lives by the straight-line method. The depreciation rates on freehold buildings are up to 60 years with a 10% residual value, on trains are up to 75 years, and on machinery and other remaining assets range from 3 to 25 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the respective lease terms including lease extensions that are reasonably assured. Belmond management periodically evaluates useful lives to ensure they remain appropriate and in line with estimated usage.

Pensions

Belmond’s primary defined benefit pension plan operates in the United Kingdom and is accounted for using actuarial valuations as required under applicable accounting guidance. Management considers accounting for pensions critical to all of Belmond’s operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, long-term return on plan assets and mortality rates. On May 31, 2006, the plan was closed to future benefit accrual.

Management believes that a 4.5% discount rate in 2014 is reasonable as an estimate of the rate at which the pension benefits could effectively be settled. In determining the discount rate, management has considered the rates of return available on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The discount rate is based on U.K. corporate bond indices of long-term duration.

Management believes that a 4.8% long-term return on plan assets in 2014 is reasonable despite the recent market volatility. In determining the expected long-term rate of return on assets, management has reviewed anticipated future long-term performance of individual asset classes and the consideration of the appropriate asset allocation strategy given the anticipated requirements of the plan to determine the average rate of earnings expected on the funds invested. The projected returns are based on broad equity and bond indices, including fixed interest rate gilts (U.K. government issued securities) of long-term duration.

Depending on the assumptions and estimates used, pension expense could vary within a range of outcomes and have a material effect on Belmond’s consolidated financial statements. Management is currently monitoring and evaluating the level of pension contributions based on various factors that include investment performance, actuarial valuation and tax deductibility. Management believes that the cash flows from Belmond’s operations will be sufficient to fund additional contributions to the plan.

Income Taxes

Belmond’s income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the carrying value of assets and liabilities, and their tax basis. In evaluating Belmond’s ability to recover deferred tax assets within the jurisdiction from which they arise, Belmond considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, Belmond begins with historical results adjusted for the results of discontinued operations and changes in accounting policies and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Belmond is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, Belmond considers three years of cumulative operating income or loss. Belmond maintains a valuation allowance to reduce its deferred tax assets to reflect the amount, based upon Belmond’s estimates that would more likely than not be realized. If Belmond’s future operations differed from those in the estimates, Belmond may need to increase or decrease the valuation allowance, which could affect its reported results.

The calculation of Belmond’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740 addresses accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Belmond recognizes tax liabilities in accordance with ASC 740 and Belmond adjusts these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from Belmond’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

Belmond reviews its fair value hierarchy classifications quarterly. Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications are reported as transfers in Level 3 at their fair values at the beginning of the period in which the change occurs and as transfers out at their fair values at the end of the period.

The fair value of Belmond’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments. Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been included in the Level 3 category.

Belmond uses fair value measurements that are based on observable inputs wherever possible. Its valuation approaches are consistently applied and the assumptions used are reasonable in management's judgment.
Belmond uses third-party valuation specialists to estimate fair value of some of its financial assets and liabilities. These specialists are primarily used to estimate the fair value for debt and derivatives, as well as for asset valuation. Management performs various reviews and validation procedures prior to utilizing these fair values in Belmond's reporting process. Based on its due diligence discussions with these specialists, Belmond maintains a current understanding of the valuation processes and related assumptions and inputs that these specialists use in developing fair values. If Belmond determines that a fair value provided is outside established parameters, management will further examine the fair value including having follow-up discussions with the specialists. All of these procedures are executed before Belmond uses the valuations in preparing its financial statements.
Recent Accounting Pronouncements

As of December 31, 2014, Belmond had adopted all relevant accounting guidance, as reported in Note 2 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 2 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis.  If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant, annual net finance costs of Belmond would have increased by approximately $0.2 million based on borrowings outstanding at December 31, 2014, taking into account the 1% floor on the corporate term loan (2013 - $1.1 million).

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

Ten of Belmond’s owned hotels in 2014 operated in European euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

The currency of revenue and costs at Belmond's properties are generally the same. Belmond hedges the U.S. dollar of its euro denominated net assets by drawing part of its debt in euros and designating that debt as a net investment hedge. In addition, a significant proportion of the guests at Belmond hotels located outside of the United States originate from the United States. When a foreign currency in which Belmond operates depreciates against the U.S. dollar, Belmond has some flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, Belmond does not face a material exposure to its net earnings from currency movements, although the reporting of Belmond’s revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at December 31, 2014 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 21, there is no material potential impact on net earnings at December 31, 2014 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Belmond Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and total equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Belmond Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 27, 2015

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheet

	2014	2013
December 31,	$’000	$’000

Assets
Cash and cash equivalents	135,118	123,159
Restricted cash	1,905	6,003
Accounts receivable, net of allowances of $425 and $563	30,310	35,471
Due from unconsolidated companies	15,894	11,795
Prepaid expenses and other	17,791	25,896
Inventories	30,501	45,056
Assets of discontinued operations held for sale	—	34,416

Total current assets	231,519	281,796

Property, plant and equipment, net of accumulated depreciation of $338,438 and $354,123	1,168,757	1,309,603
Investments in unconsolidated companies	65,831	63,401
Goodwill	132,644	156,916
Other intangible assets	13,958	14,152
Other assets	55,609	53,998

Total assets (1)	1,668,318	1,879,866

Liabilities and Equity
Working capital loans	—	138
Accounts payable	24,855	23,744
Accrued liabilities	68,635	74,187
Deferred revenue	30,943	36,983
Liabilities of discontinued operations held for sale	—	1,611
Current portion of long-term debt and obligations under capital leases	5,549	72,816

Total current liabilities	129,982	209,479

Long-term debt and obligations under capital leases	612,235	566,915
Liability for pension benefit	2,386	1,606
Other liabilities	23,897	18,851
Deferred income taxes	134,120	169,382
Liability for uncertain tax positions	3,437	2,988

Total liabilities (1)	906,057	969,221

Commitments and contingencies (Note 19)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,979,577 (2013 - 103,604,245)	1,040	1,036
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2012 - 18,044,478)	181	181

Additional paid-in capital	1,000,803	992,860
Retained earnings	5,763	7,643
Accumulated other comprehensive loss	(246,420)	(93,317)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2013 - 18,044,478)	(181)	(181)
Total shareholders’ equity	761,186	908,222
Non-controlling interests	1,075	2,423

Total equity	762,261	910,645

Total liabilities and equity	1,668,318	1,879,866

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at December 31, 2014 and December 31, 2013 is Charleston Center LLC. These assets and liabilities at December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
	$’000	$’000

Assets
Cash and cash equivalents	2,501	3,245
Restricted cash	768	742
Accounts receivable, net of allowances of $Nil and $Nil	2,062	3,294
Prepaid expenses and other	1,342	1,212
Inventories	1,527	2,024
Total current assets	8,200	10,517

Property, plant and equipment, net of accumulated depreciation of $26,581 and $23,733	197,608	187,854
Other assets	1,931	1,895
Total assets	207,739	200,266

Liabilities
Accounts payable	3,937	2,787
Accrued liabilities	2,485	1,879
Deferred revenue	2,151	2,056
Current portion of long-term debt and obligations under capital leases	217	1,805
Total current liabilities	8,790	8,527

Long-term debt and obligations under capital leases	97,328	94,345
Other liabilities	15,940	15,340
Total liabilities	122,058	118,212

See further description in note 5, Variable interest entities.

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Revenue	585,715	594,081	538,952

Expenses:
Cost of services	262,603	267,891	242,385
Selling, general and administrative	219,584	227,270	207,684
Depreciation and amortization	52,004	48,740	43,753
Impairment of goodwill	—	—	2,055
Impairment of property, plant and equipment and other assets	1,211	36,430	3,837

Total operating costs and expenses	535,402	580,331	499,714

Gain on disposal of property, plant and equipment	4,128	—	1,514

Earnings from operations	54,441	13,750	40,752

(Loss)/gain on extinguishment of debt	(14,506)	3,517	—
Other income	1,257	—	—
Interest income	1,418	1,067	1,065
Interest expense	(36,767)	(34,326)	(30,862)
Foreign currency, net	2,262	1,000	(2,854)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	8,105	(14,992)	8,101

Provision for income taxes	(15,542)	(17,628)	(21,651)

Losses before earnings from unconsolidated companies, net of tax	(7,437)	(32,620)	(13,550)

Net earnings from unconsolidated companies, net of tax (benefit)/provision of $(702), $1,691 and $5,771	9,484	6,442	2,124

Earnings/(losses) from continuing operations	2,047	(26,178)	(11,426)

Net (losses)/earnings from discontinued operations, net of tax provision/(benefit) of $713, $(3,911) and $1,618	(3,782)	(5,318)	4,538

Net losses	(1,735)	(31,496)	(6,888)

Net earnings attributable to non-controlling interests	(145)	(63)	(173)

Net losses attributable to Belmond Ltd.	(1,880)	(31,559)	(7,061)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2014	2013	2012
Year ended December 31,	$	$	$

Basic earnings per share:
Net earnings/(losses) from continuing operations	0.02	(0.25)	(0.11)
Net earnings/(losses) from discontinued operations	(0.04)	(0.05)	0.04
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.02)	(0.31)	(0.07)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	0.02	(0.25)	(0.11)
Net earnings/(losses) from discontinued operations	(0.04)	(0.05)	0.04
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.02)	(0.31)	(0.07)

Dividends per share	—	—	—

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Net losses	(1,735)	(31,496)	(6,888)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $(462), $Nil and $(43)	(152,155)	(14,211)	(14,525)
Change in fair value of derivatives, net of tax provision/(benefit) of $1,503, $834 and $(1,367)	(188)	2,595	464
Change in pension liability, net of tax provision/(benefit) of $(528), $1,336 and $176	(1,926)	4,673	(32)
Total other comprehensive losses, net of tax	(154,269)	(6,943)	(14,093)

Total comprehensive losses	(156,004)	(38,439)	(20,981)

Comprehensive (income)/losses attributable to non-controlling interests	1,021	(56)	(172)

Comprehensive losses attributable to Belmond Ltd.	(154,983)	(38,495)	(21,153)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	2014	2013	2012
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net losses	(1,735)	(31,496)	(6,888)
Less: Net (losses)/earnings from discontinued operations, net of tax	(3,782)	(5,318)	4,538

Earnings/(losses) from continuing operations	2,047	(26,178)	(11,426)
Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	52,004	48,740	43,753
Impairment of goodwill	—	—	2,055
Impairment of property, plant and equipment and other assets	1,211	36,430	3,837
Gain on disposal of property, plant and equipment	(4,128)	—	(1,514)
Loss/(gain) on extinguishment of debt	14,506	(3,517)	—
Earnings from unconsolidated companies, net of tax	(9,484)	(6,442)	(2,124)
Amortization of finance costs	3,921	7,196	5,375
Share-based compensation	7,928	10,388	6,761
Excess share-based compensation tax benefit	—	(267)	—
Change in provisions for uncertain tax positions	496	(2,526)	160
Change in deferred income tax	(11,246)	(2,078)	4,204
Other non-cash movements	3,950	1,140	—
Effect of exchange rates on net losses	(4,518)	(3,839)	(1,104)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,593	414	8,546
Due from unconsolidated companies	(2,784)	(2,414)	(3,232)
Prepaid expense and other	(2,500)	(1,000)	4,498
Inventories	2,251	(1,742)	611
Escrow and prepaid customer deposits	(615)	3,839	(1,221)
Accounts payable	3,178	(1,320)	(4,891)
Accrued liabilities	(2,059)	(3,628)	(9,345)
Deferred revenue	227	3,629	4,401
Other, net	48	407	(6,400)
Other cash movements:
Dividends from equity method investees	3,725	7,841	2,524
Proceeds from insurance settlements	887	—	—
Payment of key money	(3,000)	—	—
Payment of swap termination costs	(3,985)	—	—

Net cash provided by operating activities from continuing operations	53,653	65,073	45,468
Net cash provided by/(used in) operating activities from discontinued operations	(2,317)	1,907	144

Net cash provided by operating activities	51,336	66,980	45,612

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

	2014	2013	2012
Year ended December 31,	$'000	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(63,454)	(66,646)	(97,048)
Capital expenditure to acquire intangible assets	(269)	—	—
Acquisitions, net of cash acquired	—	—	(3,296)
Investments in unconsolidated companies	(4,082)	(5,532)	(4,858)
Increase in restricted cash	(526)	(4,705)	(7,523)
Release of restricted cash	11,324	8,580	1,013
Change in deferred revenue for asset sale deposits	(3,500)	4,000	—
Government grants received	—	1,043	—
Proceeds from insurance settlements	297	—	—
Proceeds from sale of property, plant and equipment	37,842	291	—

Net cash used in investing activities from continuing operations	(22,368)	(62,969)	(111,712)
Net cash provided by investing activities from discontinued operations	—	18,812	88,655

Net cash used in investing activities	(22,368)	(44,157)	(23,057)

Cash flows from financing activities:
Proceeds from working capital facilities	—	133	—
Payments on working capital facilities	(133)	—	—
Exercised stock options and vested share awards	19	7	3
Excess share-based compensation tax benefit	—	267	—
Issuance of long-term debt	572,046	135,388	105,008
Debt issuance costs	(17,798)	(4,305)	(2,613)
Principal payments under long-term debt	(565,051)	(124,444)	(121,372)

Net cash (used in)/provided by financing activities from continuing operations	(10,917)	7,046	(18,974)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(10,917)	7,046	(18,974)

Effect of exchange rate changes on cash and cash equivalents	(6,486)	302	(303)

Net increase/(decrease) in cash and cash equivalents	11,565	30,171	3,278

Cash and cash equivalents at beginning of period (includes $394, $538 and $135 of cash presented within assets held for sale)	123,553	93,382	90,104

Cash and cash equivalents at end of period (includes $Nil, $394 and $538 of cash presented within assets held for sale)	135,118	123,553	93,382

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2012	—	1,026	181	975,330	46,263	(72,289)	(181)	2,195	952,525
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	6,776	—	—	—	—	6,776
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(7,061)	—	—	173	(6,888)
Other comprehensive loss	—	—	—	—	—	(14,092)	—	(1)	(14,093)

Balance, December 31, 2012	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Share-based compensation	—	—	—	10,754	—	—	—	—	10,754
Exercised stock options and vested share awards	—	7	—	—	—	—	—	—	7
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(31,559)	—	—	63	(31,496)
Other comprehensive loss	—	—	—	—	—	(6,936)	—	(7)	(6,943)

Balance, December 31, 2013	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	7,928	—	—	—	—	7,928
Exercised stock options and vested share awards	—	4	—	15	—	—	—	—	19
Dividend to non-controlling interest	—	—	—	—	—	—	—	(327)	(327)
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(1,880)	—	—	145	(1,735)
Other comprehensive loss	—	—	—	—	—	(153,103)	—	(1,166)	(154,269)

Balance, December 31, 2014	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries

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

At December 31, 2014, Belmond owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect the results of operations, financial position and cash flows of the Company and all its majority-owned subsidiaries and variable interest entities in which Belmond is the primary beneficiary.  The consolidated financial statements have been prepared using the historical basis in the assets and liabilities and the historical results of operations directly attributable to Belmond, and all intercompany accounts and transactions between the Company and its subsidiaries have been eliminated. For entities where the Company does not have a controlling financial interest, the investments in those entities are accounted for using the equity or cost method, as appropriate.

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

Concentration of credit risk

Due to the nature of the leisure industry, concentration of credit risk with respect to trade receivables is limited. Belmond’s customer base consists of numerous customers across different geographic areas.

Inventories

Inventories include food, beverages, certain operating stocks and retail goods. Inventories are valued at the lower of cost or market value under the weighted average or first-in, first-out method.

Assets held for sale and discontinued operations

Assets held for sale represent assets of an operating entity that are to be disposed of, together as a group in a single transaction, and liabilities directly associated with the assets that will be transferred in the transaction. Belmond considers properties to be assets held for sale when management approves and commits to a formal plan actively to market a property for sale and Belmond has a signed sales contract and received a significant non-refundable deposit. Upon designation as an asset held for sale, Belmond records the carrying value of each property at the lower of its carrying value which includes allocable segment goodwill or its estimated fair value, less estimated costs to sell, and Belmond stops recording depreciation expense. Where there is no significant ongoing involvement, the gain from the sale is recorded at the date of sale.

The results of operations of an entity that either has been disposed of or is classified as held for sale are reported in discontinued operations where the operations and cash flows of the entity will be eliminated from continuing operations as a result of the disposal transaction and Belmond will not have any significant continuing involvement in the operations of the entity after the disposal transaction.

Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives
Buildings	Up to 60 years and 10% residual value
Trains	Up to 75 years
River cruise ship and canal boats	25 years
Furniture, fixtures and equipment	3 to 25 years
Equipment under capital lease and leasehold improvements	Lesser of initial lease term or economic life

Land and certain art and antiques are not depreciated.

Impairment of long-lived assets

Belmond management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers.  Belmond evaluates the carrying value of long-lived assets based on its plans, at the time, for those assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to Belmond’s plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

Investments

Investments include equity interests in and advances to unconsolidated companies and are accounted for under the equity method of accounting when Belmond has a 20% to 50% ownership interest or exercises significant influence over the investee. Under the equity method, the investment in the equity method investee or joint venture is initially recognized in the consolidated balance sheet at cost and adjusted thereafter to recognize Belmond’s share of net earnings or losses and other comprehensive income or loss of the investee. Belmond continues to report losses up to its investment carrying amount, including any additional financial support made or committed to by Belmond. Belmond’s share of earnings or losses is included in the determination of net earnings, and net investment in investees and joint ventures is included within investments in unconsolidated companies in the consolidated balance sheets.

Investments accounted for using the equity method are considered impaired when a loss in the value of the equity method investment is other than temporary. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain its earnings capacity that would justify the carrying amount of the investment. If Belmond determines that the decline in value of its investment is other than temporary, the carrying amount of the investment is written down to its fair value through earnings.

Goodwill

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Belmond's annual goodwill impairment testing date is October 1. To test goodwill for impairment, Belmond first compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of reporting units is determined using internally developed discounted future cash flow models, which incorporate third party appraisals and industry/market data (to the extent available). If an impairment is indicated, Belmond compares the implied fair value of the reporting unit's goodwill to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit's goodwill over its implied fair value.

When determining the fair value of a reporting unit, Belmond is required to make significant judgments that Belmond believes are reasonable and supportable considering all available internal and external evidence at the time. However, these estimates and assumptions are, by their nature, highly judgmental. Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of Belmond’s routine, long-term planning process, available industry/market data (to the extent available), Belmond’s strategic plans, estimates of long-term growth rates taking into account Belmond’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 3.2% to 7.8% (December 31, 2013 - 3.4% to 5.4%), and pre-tax discount rates which for the year ended December 31, 2014 range from 9.2% to 17.3% (December 31, 2013 - 9.6% to 16.4%).

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of Belmond’s  reporting units may include such items as (i) a prolonged weakness in the general economic conditions in which the reporting units operate and therefore negatively impacting occupancy and room rates, (ii) an economic recovery that significantly differs from Belmond’s assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate, (iv) shifts or changes in future travel patterns from the Belmond’s significant demographic markets that have not been anticipated, (v) changes in competitive supply, (vi) political and security instability in countries where Belmond operates and (vii) deterioration of local economies due to the uncertainty over currencies or currency unions and other factors which could lead to changes in projected cash flows of Belmond’s properties as customers reduce their discretionary spending. If the assumptions used in the impairment analysis are not met or materially change, Belmond may be required to recognize additional goodwill impairment losses which may be material to the financial statements.

Other intangible assets

Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred. Other intangible assets with indefinite useful lives are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. Belmond uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years.

Variable interest entities

Belmond analyzes its variable interests, including loans, guarantees and equity investments, to determine if an entity is a variable interest entity (“VIE”). In that assessment, Belmond's analysis includes both quantitative and qualitative considerations. Belmond bases its quantitative analysis on the forecast cash flows of the entity, and its qualitative analysis on a review of the design of the entity, organizational structure including decision-making ability, and relevant financial agreements. Belmond also uses its quantitative and qualitative analysis to determine if Belmond is the primary beneficiary and would therefore be required to consolidate the VIE.

Fair value measurements

Assets and liabilities carried at fair value are required to be classified and disclosed in one of three categories: Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date, Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, and Level 3 — unobservable inputs for the asset or liability. Belmond reviews its fair value hierarchy classifications quarterly. Changes in significant observable valuation inputs identified during these reviews may trigger reclassification of fair value hierarchy levels of financial assets and liabilities. These reclassifications are reported as transfers at their fair values at the beginning of the period in which the change occurs and as transfers out at their fair values at the end of the period.

Derivatives are recorded in the consolidated balance sheets on a recurring basis at fair value. The fair value of Belmond’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments.  The valuation process for the derivatives uses observable market data provided by third-party sources. Interest rate swaps are valued by using yield curves derived from observable interest rates to project future swap cash flows and then discount these cash flows back to present values. Interest rate caps are valued using a model that projects the probability of various levels of interest rates occurring in the future using observable volatilities.

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to Belmond’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that Belmond may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For interest rate swaps, Belmond’s own credit spread is applied to the counterparty’s exposure to Belmond and the counterparties credit spread is applied to Belmond’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument. The credit spreads used as inputs in the fair value calculations represent implied credit default swaps obtained from a third-party credit data provider. Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs. Where the credit valuation adjustment exceeds 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.

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

Belmond management formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. Belmond links all hedges that are designated as fair value hedges to specific assets or liabilities on the consolidated balance sheets or to specific firm commitments. Belmond links all hedges that are designated as cash flow hedges to forecasted transactions or to floating rate liabilities on the balance sheets. Belmond management also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are designated in hedging relationships are highly effective in offsetting changes in fair values or cash flows of hedged items.  Belmond discontinues hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is terminated, or exercised.

Belmond is exposed to interest rate risk on its floating rate debt and management uses derivatives to manage the impact of interest rate changes on earnings and cash flows. Belmond’s objective in using interest rate derivatives is to add certainty and stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, Belmond primarily uses interest rate swaps as part of its interest rate risk management strategy. These swaps effectively convert the floating rate interest payments on a portion of the outstanding debt into fixed payments.

Hedges of net investments in foreign operations are accounted for similarly to cash flow hedges. Any gain or loss on the hedging instrument relating to the effective portion of the hedge is recorded in other comprehensive income/(loss) within foreign currency translation adjustment. The gain or loss relating to the ineffective portion will be recognized immediately in earnings within foreign currency, net. Gains and losses deferred in accumulated other comprehensive income/(loss) are recognized in earnings upon disposal of the foreign operation. Belmond links all hedges that are designated as net investment hedges to specifically identified net investments in foreign subsidiaries.

Belmond has net assets denominated in a variety of currencies. It hedges the U.S. dollar value of euro net assets by using net investment hedges.

Pensions

Belmond’s primary defined benefit pension plan is accounted for using actuarial valuations. Net funded status is recognized on the consolidated balance sheets and any unrecognized prior service costs or actuarial gains and losses are reported as a component of other comprehensive income/(loss) in shareholders’ equity.

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

Previously recognized compensation cost is not reversed if an employee share option for which the requisite service has been rendered expires unexercised (or unconverted). If stock options are forfeited, then the compensation expense accrued is reversed.  Belmond does not estimate a future forfeitures rate and does not incorporate it into the grant value on issue of the awards on the grounds of materiality. The forfeitures are recorded on date of occurrence.

Estimates

Belmond bases its estimates on historical experience and also on assumptions that Belmond believes are reasonable based on the relevant facts and circumstances of the estimate. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $42,251,000 in 2014 (2013 - $40,612,000; 2012 - $35,960,000).

Interest expense

Capitalized interest during the construction of qualifying assets is capitalized and included in the cost of the asset. Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are deferred and amortized to interest expense over the term of the related debt.

Foreign currency

The functional currency for each of Belmond’s operating subsidiaries is the applicable local currency, except for properties in French West Indies, Peru, Cambodia, Myanmar and one property in Mexico, where the functional currency is U.S. dollars.

For foreign subsidiaries with a functional currency other than the U.S. dollar, income and expenses are translated into U.S. dollars, the reporting currency of Belmond, at the average rates of exchange prevailing during the year. The assets and liabilities are translated into U.S. dollars at the rates of exchange on the balance sheet date and the related translation adjustments are included in other comprehensive income/(loss). Translation adjustments arising from intercompany financing of a subsidiary that is considered to be long-term in nature are also recorded in other comprehensive income/(loss) as they are considered part of the net investment in the subsidiary.

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

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. A foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses for the year ended December 31, 2014.

Income taxes

Belmond accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions and events that have been recognized in the financial statements but have not yet been reflected in Belmond’s income tax returns, or vice versa.

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases. Deferred taxes are measured at enacted statutory rates and are adjusted in the period enacted rates change. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

In evaluating Belmond’s ability to recover deferred tax assets within the jurisdiction in which they arise, management considers all available evidence, both positive and negative, which includes reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Management reassesses the need for valuation allowances at each reporting date. Any increase or decrease in a valuation allowance will increase or reduce respectively the income tax expense in the period in which there has been a change in judgment.

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from Belmond’s estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the new information becomes available, actual tax liabilities are determined or the statute of limitations has expired. Belmond recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations. Liabilities for uncertain tax benefits are included in the consolidated balance sheets and classified as current or non-current liabilities depending on the expected timing of payment.

Earnings from unconsolidated companies

Earnings from unconsolidated companies include Belmond’s share of the net earnings of its equity investments.

Earnings per share

Basic earnings per share are based upon net earnings/(losses) attributable to Belmond divided by the weighted average number of class A and B common shares outstanding for the period. Diluted earnings/(losses) per share reflect the increase in shares using the treasury stock method to reflect the impact of an equivalent number of shares as if share options were exercised and share-based awards were converted into common shares. Potentially dilutive shares are excluded when the effect would be to increase diluted earnings per share or reduce diluted losses per share.

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

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the fiscal year beginning January 1, 2017. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

3.    Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

Year ended December 31,	2014	2013	2012

Numerator ($'000)
Net earnings/(losses) from continuing operations	2,047	(26,178)	(11,426)
Net earnings/(losses) from discontinued operations	(3,782)	(5,318)	4,538
Net losses/(earnings) attributable to non-controlling interests	(145)	(63)	(173)

Net earnings/(losses) attributable to Belmond Ltd.	(1,880)	(31,559)	(7,061)

Denominator (shares '000)
Basic weighted average shares outstanding	103,837	103,226	102,849
Effect of dilution	2,291	—	—

Diluted weighted average shares outstanding	106,128	103,226	102,849

	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.020	(0.254)	(0.111)
Net earnings/(losses) from discontinued operations	(0.036)	(0.052)	0.044
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)	(0.002)

Net earnings/(losses) attributable to Belmond Ltd.	(0.017)	(0.307)	(0.069)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.019	(0.254)	(0.111)
Net earnings/(losses) from discontinued operations	(0.036)	(0.052)	0.044
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)	(0.002)

Net earnings/(losses) attributable to Belmond Ltd.	(0.018)	(0.307)	(0.069)

For each year ended December 31, 2013 and 2012, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because Belmond incurred a net loss from continuing operations in those annual periods and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2014	2013	2012

Share options	810,500	3,058,300	3,430,800
Share-based awards	—	1,481,827	1,343,648

Total	810,500	4,540,127	4,774,448

The number of share options and share-based awards unexercised at December 31, 2014 was 5,157,292 (2013 - 4,540,127; 2012 - 4,774,448).

4.    Assets held for sale and discontinued operations

At December 31, 2014, no properties were classified as held for sale. During the year ended December 31, 2014, a sale was completed on one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development in Sint Maarten as it was already under a separate sales contract at the time. During the year ended December 31, 2014, Inn at Perry Cabin by Belmond, St Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations. For the year ended December 31, 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia have been presented as discontinued operations, following the unannounced dispossession of Belmond from the hotel by the owner in November 2013.

At December 31, 2013, Inn at Perry Cabin by Belmond and one condominium unit at Porto Cupecoy were classified as held for sale. During the year ended December 31, 2013, Porto Cupecoy was sold, and the results of its operations have been presented as discontinued operations for the period. In addition, for the year ended December 31, 2013, the results of operations of Ubud Hanging Gardens have been presented as discontinued operations.

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

(a)    Properties sold: Inn at Perry Cabin by Belmond, Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall

On March 21, 2014, Belmond completed the sale of the property and operations of Inn at Perry Cabin by Belmond for consideration of $39,700,000, of which $25,680,000 was paid in cash, $11,020,000 was settled directly with the lender to repay the debt facility secured by the property, and $3,000,000 was a key money contribution from Belmond to the buyer to be used for agreed capital enhancements. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. The disposal resulted in a gain of $6,704,000, of which $3,704,000 was recognized on completion on March 21, 2014 and $3,000,000 was deferred to be recognized over the initial period of the management agreement. The gain on sale of $3,704,000 recognized on March 21, 2014 and the subsequent release of the deferred gain is reported within gain on disposal of property, plant and equipment in the statements of consolidated operations.

On January 31, 2013, Belmond completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of Belmond’s former real estate segment. The disposal resulted in a gain of $439,000, which is reported within net (losses)/earnings from discontinued operations, net of tax.

On December 14, 2012, Belmond completed the sale of the property, operations and shares of The Westcliff for cash consideration of $26,000,000. The hotel was a part of Belmond’s Rest of world owned hotels segment. The disposal resulted in a gain on sale of $5,406,000, which is reported within net (losses)/earnings from discontinued operations, net of tax.

On August 8, 2012, Belmond completed the sale of the property and operations of The Observatory Hotel for a consideration of A$40,000,000 ($42,106,000), of which A$29,350,000 ($30,895,000) was paid in cash and A$10,650,000 ($11,211,000) was settled directly with the lender to repay the debt facility secured by the property. The hotel was a part of Belmond’s Rest of world owned hotels segment. The disposal resulted in a gain on sale of $5,359,000 (including a $12,147,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net (losses)/earnings from discontinued operations, net of tax.

On June 1, 2012, Belmond completed the sale of the shares of Bora Bora Lagoon Resort for a cash consideration of $3,000,000. The hotel was a part of Belmond’s Rest of world owned hotels segment. The disposal resulted in a gain on sale of $662,000 (including a $13,074,000 transfer of foreign currency translation amounts from accumulated other comprehensive loss), which is reported within net (losses)/earnings) from discontinued operations, net of tax.

On January 23, 2012, Belmond completed the sale of the property and operations of Keswick Hall for consideration of $22,000,000, of which $12,000,000 was paid in cash and $10,000,000 was settled directly with the lender as a reduction in the debt facility secured by the property. The hotel was a part of Belmond’s North American owned hotels segment. The disposal resulted in a gain of $3,957,000, which is reported within net (losses)/earnings from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Inn at Perry Cabin by Belmond, Porto Cupecoy, The Westcliff, The Observatory Hotel, Bora Bora Lagoon Resort and Keswick Hall:

Year ended December 31,	2014	2013	2012
	Inn at Perry Cabin by Belmond	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall
	March 21, 2014	January 31, 2013	December 14, 2012	August 8, 2012	June 1, 2012	January 23, 2012
	$'000	$'000	$'000	$'000	$'000	$'000

Property, plant & equipment	32,293	38	17,911	48,096	15,827	18,590
Real estate assets	—	18,512	—	—	—	—
Net working capital (deficit)/surplus	(820)	—	(207)	(299)	(720)	401
Other assets/(liabilities)	—	—	—	—	—	(1,891)
Net assets	31,473	18,550	17,704	47,797	15,107	17,100
Transfer of foreign currency translation loss/(gain)	—	—	1,308	(12,147)	(13,074)	—
	31,473	18,550	19,012	35,650	2,033	17,100
Consideration:
Cash	25,680	19,000	26,000	30,895	3,000	12,000
Reduction in debt facility on sale of hotel	11,020	—	—	11,211	—	10,000
Key money retained by buyer	3,000	—	—	—	—	—
Less: Working capital adjustment	(1,130)	(11)	(628)	(447)	—	(430)
Less: Costs to sell	(393)	—	(954)	(650)	(305)	(513)
	38,177	18,989	24,418	41,009	2,695	21,057

Gain on sale	6,704	439	5,406	5,359	662	3,957

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

Summarized results of the properties classified as discontinued operations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year ended December 31, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(1,486)	(1,583)	(3,069)

Losses before tax	(1,486)	(1,583)	(3,069)
Tax provision	(713)	—	(713)

Net losses from discontinued operations	(2,199)	(1,583)	(3,782)

	Year ended December 31, 2013
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000

Revenue	5,124	1,932	—	—	7,056

Earnings/(losses) before tax, gain on sale and impairment	591	(3,228)	—	—	(2,637)
Impairment	(7,031)	—	—	—	(7,031)
Gain on sale	—	439	—	—	439

Losses before tax	(6,440)	(2,789)	—	—	(9,229)
Tax benefit	1,838	—	1,425	648	3,911

Net earnings/(losses) from discontinued operations	(4,602)	(2,789)	1,425	648	(5,318)

	Year ended December 31, 2012
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	The Observatory Hotel	Bora Bora Lagoon Resort	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Revenue	5,816	8,163	9,088	9,194	—	1,062	33,323

Earnings/(losses) before tax, gain on sale and impairment	1,757	(5,187)	215	(1,080)	(166)	(1,601)	(6,062)
Impairment	—	(3,166)	—	—	—	—	(3,166)
Gain on sale	—	—	5,406	5,359	662	3,957	15,384

Earnings/(losses) before tax	1,757	(8,353)	5,621	4,279	496	2,356	6,156
Tax (provision)/benefit	(336)	—	(1,025)	426	—	(683)	(1,618)

Net earnings/(losses) from discontinued operations	1,421	(8,353)	4,596	4,705	496	1,673	4,538

The results of discontinued operations for the year ended December 31, 2014 include legal fees of $1,486,000 in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner in November 2013. See Note 19.

In addition, the results of discontinued operations for the year ended December 31, 2014 include revenue and costs associated with the sale of one condominium relating to Porto Cupecoy which was excluded from the disposal of the Porto Cupecoy development in Sint Maarten as it was already under a separate sales contract at the time.

The results of discontinued operations for the year ended December 31, 2013 include tax credits of $1,425,000 in relation to The Westcliff and $648,000 in relation to Keswick Hall, which were sold in December and January 2012, respectively. These tax credits arise following the submission of prior year tax returns in the current period.

As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, a non-cash impairment charge of $7,031,000 was identified and recorded in the year ended December 31, 2013. The carrying values of long-lived assets were written down to a fair value of $Nil.

In the year ended December 31, 2012, Belmond identified and recorded a non-cash real estate assets impairment charge of $3,166,000 in relation to Porto Cupecoy. The carrying values of the assets were written down to their fair value.

The results of operations for Keswick Hall in the year ended December 31, 2012 include revenue and costs relating to the sale of model homes in the Keswick Hall property development.

(c)    Assets and liabilities held for sale

There were no properties classified as held for sale at December 31, 2014.

Assets and liabilities of the properties classified as held for sale at December 31, 2013 consist of the following:

	December 31, 2013
	Inn at Perry Cabin by Belmond	Porto Cupecoy	Total
	$’000	$’000	$'000

Current assets	1,503	—	1,503
Real estate assets	—	720	720
Property, plant and equipment, net	32,193	—	32,193

Total assets held for sale	33,696	720	34,416

Current liabilities	(1,611)	—	(1,611)

Total liabilities held for sale	(1,611)	—	(1,611)

Assets of Porto Cupecoy at December 31, 2013 related to one condominium which was excluded from the disposal of the Porto Cupecoy development as it was already under a separate sales contract at the time.

5.    Variable interest entities

(a)    VIEs of which Belmond is the primary beneficiary

Belmond holds a 19.9% equity investment in Charleston Center LLC, owner of Belmond Charleston Place, Charleston, South Carolina. Belmond has also made a number of loans to the hotel. Belmond concluded that Charleston Center LLC is a VIE because the total equity at risk is insufficient for the entity to fund its operations without additional subordinated financial support, the majority of which has been provided by Belmond. Belmond is the primary beneficiary of this VIE because it is expected to absorb a majority of the VIE’s expected losses and residual gains through the subordinated financial support it has provided, and has the power to direct the activities that impact the VIE’s performance, based on the current organizational structure.

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond Ltd are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can only be used to settle obligations of Charleston Center LLC totaled $207,739,000 at December 31, 2014 (December 31, 2013 - $200,266,000) and exclude goodwill of $40,395,000 (December 31, 2013 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $122,058,000 (December 31, 2013 - $118,212,000).

All deferred taxes attributable to the Group’s investment in the LLC arise at the investor level and are therefore not included in the footnote to the consolidated balance sheets. The prior period disclosure has been amended accordingly.

(b)    VIEs of which Belmond is not the primary beneficiary

Belmond holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. Belmond concluded that the PeruRail joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture's board of directors. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of consolidated operations.

The carrying amounts and maximum exposures to loss as a result of Belmond's involvement with its PeruRail joint venture are as follows:

	Carrying amounts		Maximum exposure
	2014	2013	2014	2013
December 31,	$’000	$’000	$’000	$’000

Investment	41,713	38,095	41,713	38,095
Due from unconsolidated company	5,931	4,957	5,931	4,957
Guarantees	—	—	4,124	5,920
Contingent guarantees	—	—	11,226	14,731

Total	47,644	43,052	62,994	63,703
The maximum exposure to loss for the PeruRail joint venture exceeds Belmond's carrying amounts in the joint venture due to guarantees, which, as discussed below, are not recognized in the consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at December 31, 2014, Belmond does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $4,124,000 and contingently guaranteed $4,796,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,430,000, through May 2015.

Long-term debt obligations of the rail joint venture in Peru at December 31, 2014 totaling $4,124,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on Belmond's financial flexibility.

6.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz by Belmond in Madrid, Spain, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, Belmond acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000.  Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of a State Environmental Park which is being created in the area. The compulsory purchase of the land is therefore expected to be carried out by the State of Rio de Janeiro. Belmond expects to recover its investment in the project either through negotiations with or litigation against the State of Rio de Janeiro.

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	2014	2013
December 31,	$’000	$’000

Current assets	52,289	64,145

Property, plant and equipment, net	340,546	342,731
Other assets	37,917	24,142
Non-current assets	378,463	366,873

Total assets	430,752	431,018

Current liabilities, including $96,824 and $101,191 current portion of third-party debt	157,273	166,116

Long-term debt	27,014	25,140
Other liabilities	125,210	127,002
Non-current liabilities	152,224	152,142

Total shareholders’ equity	121,255	112,760

Total liabilities and shareholders’ equity	430,752	431,018

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Revenue	172,793	168,839	157,270

Gross profit[1]	105,333	91,357	89,303

Net earnings[2]	19,622	13,549	4,181
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

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at December 31, 2014, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2020, $19,167,000 of debt obligations of the joint venture in Peru that operates four hotels. See Note 5 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At December 31, 2014, long-term debt obligations totaling $68,369,000 of the Hotel Ritz by Belmond, in which Belmond has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Belmond anticipates negotiations with the lender as to how to bring the hotel into long-term compliance. Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees. Belmond and its joint venture partner have each guaranteed $9,075,000 of the debt obligations.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2014	2013
December 31,	$’000	$’000

Land and buildings	1,069,846	1,201,967
Machinery and equipment	194,155	212,924
Furniture, fixtures and equipment	224,270	229,753
River cruise ship and canal boats	18,924	19,082

	1,507,195	1,663,726
Less: Accumulated depreciation	(338,438)	(354,123)

Total property, plant and equipment, net of accumulated depreciation	1,168,757	1,309,603

The major classes of assets under capital leases included above are as follows:

	2014	2013
December 31,	$’000	$’000

Machinery and equipment	716	889
Furniture, fixtures and equipment	181	108

	897	997
Less: Accumulated depreciation	(652)	(905)

Total assets under capital leases, net of accumulated depreciation	245	92

The depreciation charge on property, plant and equipment of continuing operations for the year ended December 31, 2014 was $51,629,000 (2013 - $48,346,000; 2012 - $43,263,000).

The table above includes the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $197,608,000 (2013 - $187,854,000). See Note 5.

For the year ended December 31, 2014, Belmond capitalized interest in the amount of $Nil (2013 - $1,088,000; 2012 - $4,193,000). All amounts capitalized were recorded in property, plant and equipment.

In the year ended December 31, 2014, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $1,211,000 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which are held in Australia and not in service.

In the year ended December 31, 2013, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $1,029,000 in respect of Ubud Hanging Gardens. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2014, 2013 and 2012. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2014 and 2013. See Note 4.

Also in the year ended December 31, 2013, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $35,680,000 in respect of Belmond La Samanna, St. Martin, French West Indies, based on a strategic review of its assets. The carrying value was written down to the hotel's fair value.

Also, in the year ended December 31, 2013, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $750,000 in respect of Belmond Grand Hotel Europe, St Petersburg, Russia, as the carrying value of assets were written down to fair value based on management's best estimate of the net recoverable amount.

In the year ended December 31, 2012, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $2,538,000 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which are held in Australia and not in service.

The impairments above, other than that of Ubud Hanging Gardens, are included in impairment of property, plant and equipment in the statements of consolidated operations.

8.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	Beginning balance at January 1, 2014
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Ending balance at December 31, 2014
Year ended December 31, 2014	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	87,885	(10,104)	77,781	—	(16,593)	61,188
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	29,220	(8,113)	21,107	—	(7,515)	13,592
Owned trains and cruises	8,037	—	8,037	—	(164)	7,873

Total	191,243	(34,327)	156,916	—	(24,272)	132,644

	Beginning balance at January 1, 2013
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Ending balance at December 31, 2013
Year ended December 31, 2013	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	87,423	(10,104)	77,319	—	462	77,781
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	30,903	(4,926)	25,977	(3,187)	(1,683)	21,107
Owned trains and cruises	7,991	—	7,991	—	46	8,037

Total	192,418	(31,140)	161,278	(3,187)	(1,175)	156,916

During the year ended December 31, 2014, no goodwill impairments were recorded.

Under the first step of the goodwill impairment testing for the year ended December 31, 2014, the fair value of Belmond Grand Hotel Europe was approximately 21% in excess of its carrying value. Belmond Grand Hotel Europe had a goodwill balance of $13,964,000 at December 31, 2014. Factors that could reasonably be expected to have an adverse impact on the fair value of the reporting unit are outlined in Note 2. Factors that are specifically sensitive for Belmond Grand Hotel Europe include the proportion of domestic and foreign guests, forecast exchange rates and the timing and extent of recovery in the Russian economy and the political situation in the Ukraine.

Under the first step of the goodwill impairment testing for the year ended December 31, 2014, the fair value of Belmond La Résidence Phou Vao was approximately 16% in excess of its carrying value. Belmond La Résidence Phou Vao had a goodwill balance of $1,462,000 at December 31, 2014. Factors that could reasonably be expected to have an adverse impact on the fair value of the reporting unit are outlined in Note 2. Factors that are specifically sensitive for Belmond La Résidence Phou Vao include the occupancy and ADR forecast to be achieved and the ongoing popularity of Laos as a tourist destination.

During the year ended December 31, 2013, Belmond identified a non-cash goodwill impairment of $3,187,000 at Ubud Hanging Gardens. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2014, 2013 and 2012. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2014 and 2013. See Note 4. There were no impairments to goodwill of continuing operations for the year ended December 31, 2013.

During the year ended December 31, 2012, Belmond identified a non-cash goodwill impairment of $2,055,000 at Belmond Reid's Palace. Management’s estimates considered future profitability of the business, future growth rates and the related discount rates. Belmond determined this impairment was triggered due to performance that required a reassessment.

9.    Other intangible assets

Other intangible assets consist of the following as of December 31, 2014 and 2013:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2013	12,971	1,692	7,100	21,763
Additions	—	—	—	—
Impairment of intangible assets of discontinued operations	(2,815)	—	—	(2,815)
Foreign currency translation adjustment	(1,496)	31	—	(1,465)

Balance at December 31, 2013	8,660	1,723	7,100	17,483

Additions	—	269	—	269
Impairment	—	—	—	—
Foreign currency translation adjustment	(74)	(104)	—	(178)

Balance at December 31, 2014	8,586	1,888	7,100	17,574

Accumulated amortization:
Balance at January 1, 2013	2,248	907		3,155
Charge for the year	311	137		448
Foreign currency translation adjustment	(291)	19		(272)

Balance at December 31, 2013	2,268	1,063		3,331

Charge for the year	241	134		375
Foreign currency translation adjustment	(23)	(67)		(90)

Balance at December 31, 2014	2,486	1,130		3,616

Net book value:
December 31, 2012	10,723	785	7,100	18,608

December 31, 2013	6,392	660	7,100	14,152

December 31, 2014	6,100	758	7,100	13,958

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the year ended December 31, 2014, no impairments of intangible assets were recognized.

An impairment of $2,815,000 was recognized for the year ended December 31, 2013. The intangible lease assets of Ubud Hanging Gardens were written down to $Nil. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2014, 2013 and 2012. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2014 and 2013. See Note 4. There were no impairments of intangible assets in continuing operations in the years ended December 31, 2013 and 2012.

Amortization charge in the table above for the year ended December 31, 2014 includes an amount of $Nil (2013 - $54,000; 2012 - $81,000) relating to Ubud Hanging Gardens, which is included in results of discontinued operations.

Amortization expense from continuing operations for the year ended December 31, 2014 was $375,000 (2013 - $394,000; 2012 - $409,000). Estimated amortization expense for each of the years ending December 31, 2015 to December 31, 2019 is $375,000.

10.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2014	2013
December 31,	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of five to14 years (2013 - one to 15 years), with a weighted average interest rate of 4.35% (2013 - 4.09%)	620,106	639,717
Obligations under capital lease	129	14

Total long-term debt and obligations under capital leases	620,235	639,731

Less: Current portion	5,549	72,816
Less: Discount on secured term loan	2,451	—

Non-current portion of long-term debt and obligations under capital lease	612,235	566,915

At December 31, 2013, most of Belmond’s loan facilities related to specific hotel or other properties and were secured by a mortgage on the particular property. In most cases, the Company was either the borrower or the subsidiary owning the property was the borrower, with the loan guaranteed by the Company. Each of these facilities had individual maturity dates and required refinancing as they fell due.

On March 21, 2014, Belmond entered into a $551,955,000 secured term loan and a $105,000,000 revolving credit facility, the proceeds of which were used to repay all of this outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

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

In August 2014, Charleston Center LLC refinanced a secured loan of $83,200,000 with a new $86,000,000 loan secured on its real and personal property. The loan has a five-year maturity and bears interest at a rate of LIBOR plus 2.12% per annum. This loan has no amortization and is non-recourse to Belmond.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at December 31, 2014:

Year ended December 31,	$’000

2015	5,549
2016	5,536
2017	5,523
2018	5,524
2019	91,534
2020 and thereafter	506,569

Total long-term debt and obligations under capital lease	620,235

The Company has guaranteed $522,561,000 of the long-term debt of its subsidiary companies as at December 31, 2014 (2013 -$384,818,000).

Deferred financing costs related to the above outstanding long-term debt were $13,095,000 at December 31, 2014 (2013 - $11,080,000) and are amortized to interest expense over the term of the corresponding long-term debt. These costs are included in Other assets on the consolidated balance sheets.

The tables above include the debt of Charleston Center LLC, a consolidated VIE, of $97,545,000 at December 31, 2014 (2013 - $96,150,000). This amount includes the $86,000,000 refinanced in August 2014 and is non-recourse to Belmond. Deferred financing costs related to this debt were $922,000 at December 31, 2014 (2013 - $883,000).

(b)    Revolving credit and working capital facilities

Belmond had approximately $107,004,000 of revolving credit and working capital facilities at December 31, 2014 (2013 - $3,021,000) of which $5,518,000 has been allocated to an existing letter of credit and $101,486,000 was available (2013 - $2,883,000).

11.    Other liabilities

The major balances in other liabilities are as follows:

	2014	2013
December 31,	$’000	$’000

Interest rate swaps (see Note 21)	618	1,878
Long-term accrued interest on subordinated debt at Belmond Charleston Place	15,940	15,340
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 4)	2,550	—
Deferred lease incentive	315	393
Contingent consideration on acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea (see Note 19)	—	1,240
Accrued income tax	2,118	—
Withholding tax provision classified as interest	2,356	—

Total other liabilities	23,897	18,851

12.    Pensions

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2014	2013	2012
Year ended December 31,	%	%	%

Discount rate	4.50	4.50	4.70
Expected long-term rate of return on plan assets	4.80	4.70	5.30

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2014	2013
December 31,	%	%

Discount rate	3.70	4.50

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the benefit obligations arise.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2014 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of Belmond’s pension plan assets at December 31, 2014 and 2013 by asset category is as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2014	$’000	$’000	$’000	$’000

Cash	744	744	—	—
Equity securities:
U.K. managed funds	6,087	6,087	—	—
Overseas managed funds	5,524	5,524	—	—
Fixed income securities:
U.K. government bonds	1,830	1,830	—	—
Corporate bonds	5,745	5,745	—	—
Other types of investments:
Hedge funds	2,852	2,852	—	—
Annuities	2,186	—	—	2,186

	24,968	22,782	—	2,186

	Total	Level 1	Level 2	Level 3
December 31, 2013	$’000	$’000	$’000	$’000

Cash	1,583	1,583	—	—
Equity securities:
U.K. managed funds	6,459	6,459	—	—
Overseas managed funds	5,402	5,402	—	—
Fixed income securities:
U.K. government bonds	1,549	1,549	—	—
Corporate bonds	6,124	6,124	—	—
Other types of investments:
Annuities	2,045	—	—	2,045

	23,162	21,117	—	2,045

Reconciliations of fair value measurements using significant unobservable inputs (Level 3) at December 31, 2014 and 2013 are as follows:

	Annuities	Total
Year ended December 31, 2014	$’000	$’000

Beginning balance at January 1, 2014	2,045	2,045
Foreign exchange	(123)	(123)
Actual return on plan assets:
Assets still held at the reporting date	339	339
Purchases, sales and settlements, net	(75)	(75)
Transfers into or out of Level 3	—	—

Ending balance at December 31, 2014	2,186	2,186

	Annuities	Total
Year ended December 31, 2013	$’000	$’000

Beginning balance at January 1, 2013	2,046	2,046
Foreign exchange	37	37
Actual return on plan assets:
Assets still held at the reporting date	42	42
Purchases, sales and settlements, net	(80)	(80)
Transfers into or out of Level 3	—	—

Ending balance at December 31, 2013	2,045	2,045

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

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	24,768	27,927	24,189
Service cost	—	—	—
Interest cost	1,092	1,200	1,154
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Actuarial (gain)/loss	3,680	(4,093)	1,869
Benefits paid	(468)	(573)	(560)
Curtailment gain	—	—	—
Settlement	—	—	—
Foreign currency translation	(1,719)	307	1,275

Benefit obligation at end of year	27,353	24,768	27,927

Change in plan assets:
Fair value of plan assets at beginning of year	23,162	19,652	15,547
Actual return on plan assets	1,821	1,665	1,958
Employer contributions	2,025	1,880	1,854
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Benefits paid	(468)	(573)	(560)
Settlement	—	—	—
Foreign currency translation	(1,572)	538	853

Fair value of plan assets at end of year	24,968	23,162	19,652

Funded status at end of year	(2,385)	(1,606)	(8,275)

Net actuarial loss/(gain) recognized in other comprehensive loss	2,449	(5,673)	(141)

Amounts recognized in the consolidated balance sheets consist of the following:

	2014	2013
December 31,	$’000	$’000

Non-current assets	—	—

Current liabilities	—	—

Non-current liabilities	2,385	1,606

Amounts recognized in accumulated other comprehensive loss consist of the following:

	2014	2013
December 31,	$’000	$’000

Net loss	(10,661)	(8,212)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in other comprehensive loss	(10,661)	(8,212)

The following table details certain information with respect to Belmond’s U.K. defined benefit pension plan:

	2014	2013
Year ended December 31,	$’000	$’000

Projected benefit obligation	27,353	24,768

Accumulated benefit obligation	27,353	24,768

Fair value of plan assets	24,968	23,162

Components of net periodic benefit cost are as follows:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	1,092	1,200	1,154
Expected return on assets	(1,139)	(926)	(846)
Net amortization and deferrals	550	930	899

Net periodic benefit cost	503	1,204	1,207

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,984,000 at December 31, 2014) annually until the plan is fully funded, which based on its December 2012 actuarial assessment is projected to occur in 2017. Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond Ltd. guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $12,792,000 at December 31, 2014), which reduces commensurately with every payment made to the plan since December 31, 2012.

The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2015	452
2016	516
2017	615
2018	501
2019	713
Next five years	4,097

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $764,000.

Certain employees of Belmond were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,527	2,542	2,719

13.    Income taxes

The Company is incorporated in Bermuda, which does not impose an income tax. Belmond’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions where the tax benefit is not recognized.

Accordingly, the income tax provision is attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, and is impacted by the effect of valuation allowances and uncertain tax positions. The income tax provision is also affected by certain items that may occur in any given year, but are not consistent from year to year. Items which had the most significant impact on the tax rate include an income tax credit of $3,680,000 in the year ended December 31, 2014 (2013 - credit of $3,207,000) arising in respect of foreign exchange differences on the measurement of deferred taxes on temporary differences in subsidiaries operating in jurisdictions where the local currency differs from the functional currency.

The provision for income taxes consists of the following:

		Provision for income taxes
Year ended December 31, 2014	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(25,702)	—	—	—
United States	312	1,867	(193)	1,674
Brazil	21,275	7,872	(447)	7,425
Italy	9,572	6,752	(1,738)	5,014
Peru	9,505	3,923	(1,652)	2,271
Rest of the world	(6,857)	6,075	(6,917)	(842)

	8,105	26,489	(10,947)	15,542

		Provision for income taxes
Year ended December 31, 2013	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(17,696)	—	—	—
United States	(3,955)	(369)	100	(269)
Brazil	13,912	6,598	(3,791)	2,807
Italy	20,313	4,753	4,390	9,143
Peru	8,670	3,361	(671)	2,690
Rest of the world	(36,236)	2,826	431	3,257

	(14,992)	17,169	459	17,628

		Provision for income taxes
Year ended December 31, 2012	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

Bermuda	(8,244)	—	—	—
United States	1,903	3,656	(647)	3,009
Brazil	11,493	4,296	(28)	4,268
Italy	10,226	2,972	6,956	9,928
Peru	9,279	3,118	2,092	5,210
Rest of the world	(16,556)	6,154	(6,918)	(764)

	8,101	20,196	1,455	21,651

The reconciliation of earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2014	2013	2012
Year ended December 31,	$'000	$'000	$'000

Earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax	8,105	(14,992)	8,101

Tax charge at statutory tax rate of Nil%(1)	—	—	—

Exchange rate movements on deferred tax	(3,680)	(3,207)	83
Other permanent items	944	674	2,943
Change in valuation allowance	4,573	13,015	6,093
Difference in taxation rates	15,089	7,353	11,421
Change in provisions for uncertain tax positions	545	(1,788)	(174)
Change in tax rates	(2,081)	(276)	600
Deferred tax charge for derivatives	—	2,119	—
Other	152	(262)	685

Provision for income taxes	15,542	17,628	21,651

(1) The Company is resident in Bermuda, which does not impose an income tax.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents Belmond’s net deferred tax liabilities:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	111,779	122,500	93,466
Pensions	477	321	1,899
Share-based compensation	3,872	3,146	2,813
Trademarks	—	5,075	5,563
Other	11,559	9,173	9,197
Less: Valuation allowance	(91,462)	(110,780)	(97,376)

Net deferred tax assets	36,225	29,435	15,562

Other	(6,138)	(7,962)	(5,267)
Property, plant and equipment	(162,625)	(183,174)	(171,016)

Deferred tax liabilities	(168,763)	(191,136)	(176,283)

Net deferred tax liabilities	(132,538)	(161,701)	(160,721)

Current deferred tax assets are included in Prepaid expenses and other and current deferred tax liabilities are included in Accrued liabilities on the face of the consolidated balance sheets. Non-current deferred income taxes are presented separately on the face of the consolidated balance sheets.

The gross amount of tax loss carry-forwards is $392,971,000 at December 31, 2014 (2013 - $429,461,000). Of this amount, $18,379,000 will expire within the five years ending December 31, 2019 and a further $110,560,000 will expire in the five years ending December 31, 2024. The remaining losses of $264,032,000 will expire after December 31, 2024 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

A deferred tax liability of $453,000 (2013 - $1,509,000) has been recognized in respect of income taxes and foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of the investments in foreign joint ventures. Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The cumulative amount of such unremitted earnings is approximately $1,059,000,000 at December 31, 2014 (2013 - $970,000,000). The determination of the additional deferred taxes that have not been provided is not practical.

Belmond’s 2014 tax provision of $15,542,000 (2013 - $17,628,000; 2012 - $21,651,000) included a charge of $545,000 (2013 - benefit of $1,593,000; 2012 - benefit of $174,000) in respect of the provision for uncertain tax positions, of which a benefit of $426,000 (2013 - benefit of $1,654,000; 2012 - benefit of $121,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2014 provision for income taxes included a deferred tax provision of $4,573,000 in respect of valuation allowances concerning Belmond’s ability to realize loss carry-forwards and other deferred tax assets in certain jurisdictions compared to a $13,015,000 provision in 2013.

At December 31, 2014, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2014	$’000	$’000	$’000	$’000

Balance, January 1, 2014	2,988	2,935	7	46
Additional uncertain tax provision identified during the year	523	90	413	20
Increase to uncertain tax provision on prior year positions	49	49	—	—
Uncertain tax provisions paid during the year	(49)	(49)	—	—
Decrease to uncertain tax provisions on prior year positions	—	—	—	—
Decreases as a result of expiration of the statute of limitations	(27)	(20)	(3)	(4)
Foreign exchange	(47)	(39)	(1)	(7)

Balance at December 31, 2014	3,437	2,966	416	55

At December 31, 2014, Belmond recognized a $3,437,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2014, if recognized, would affect the effective tax rate.

At December 31, 2013, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2013	$’000	$’000	$’000	$’000

Balance at January 1, 2013	4,581	2,874	1,174	533
Additional uncertain tax provision identified during the year	2,720	2,716	(4)	8
Increase to uncertain tax provision on prior year positions	737	559	138	40
Uncertain tax provisions paid during the year	(737)	(559)	(138)	(40)
Decrease to uncertain tax provisions on prior year positions	(3,924)	(2,302)	(1,127)	(495)
Decreases as a result of expiration of the statute of limitations	(387)	(351)	(36)	—
Foreign exchange	(2)	(2)	—	—

Balance at December 31, 2013	2,988	2,935	7	46

At December 31, 2013, Belmond recognized a $2,988,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2013, if recognized, would affect the effective tax rate.

At December 31, 2012, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2012	$’000	$’000	$’000	$’000

Balance, January 1, 2012	4,755	3,169	1,148	438
Additional uncertain tax provision identified during the year	403	401	2	—
Increase to uncertain tax provision on prior year positions	444	151	168	125
Uncertain tax provisions paid during the year	—	—	—	—
Decrease to uncertain tax provisions on prior year positions	—	—	—	—
Decreases as a result of expiration of the statute of limitations	(686)	(622)	(64)	—
Foreign exchange	(335)	(225)	(80)	(30)

Balance, December 31, 2012	4,581	2,874	1,174	533

At December 31, 2012, Belmond recognized a $4,581,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2012, if recognized, would affect the effective tax rate.

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2014, all tax years after 2003 are open to examination by the tax authorities in at least one jurisdiction.

Belmond believes that it is reasonably possible that within the next 12 months the uncertain tax provision will decrease by approximately $30,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which Belmond operates. These amounts relate primarily to transfer pricing inquiries with the tax authorities.

14.    Interest expense

The balances in interest expense are as follows:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	30,270	28,218	29,680

Withholding tax provision classified as interest	2,576	—	—

Amortization of deferred financing costs and discount on secured term loan	3,921	7,196	5,375

Interest capitalized	—	(1,088)	(4,193)

	36,767	34,326	30,862

The amortization of deferred financing costs and discount on secured term loan in 2014 includes $1,951,000 related to the current long-term debt facility and $1,970,000 related to previous facilities. Deferred financing costs related to the current long-term debt were $13,095,000 at December 31, 2014 (2013 - $11,080,000) and are amortized to interest expense over the term of the corresponding long-term debt. See Note 10.
15.    Supplemental cash flow information

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:

Interest	30,147	27,320	29,756

Income taxes, net of refunds	21,454	22,275	28,967

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were an increase of $476,000 and $186,000 for the years ended December 31, 2014 and 2013, respectively.

16.    Restricted cash

The major balances in restricted cash are as follows:

	2014	2013
December 31,	$’000	$’000

Refundable and non-refundable cash deposits held with banks pending completion of asset sales	500	4,000
Cash deposits required to be held with lending banks as collateral	768	8,391
Escrow deposits and other restricted cash at Porto Cupecoy	—	355
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	647	681
Bonds and guarantees	758	209

Total restricted cash	2,673	13,636

Restricted cash classified as long-term and included in other assets on the consolidated balance sheet at December 31, 2014 was $768,000 (December 31, 2013 - $7,633,000).

17.    Shareholders’ equity

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

18.    Share-based compensation plans

At December 31, 2014, Belmond had three share-based compensation plans, which are described below. The compensation cost that has been charged to selling, general and administrative expense for these plans was $7,928,000 for the year ended December 31, 2014 (2013 - $10,388,000; 2012 - $6,834,000). Cash received from exercised options and vested awards was $19,000 for the year ended December 31, 2014 (2013 - $7,000; 2012 - $3,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2014 to be recognized over the period January 1, 2015 to December 31, 2017, was $13,967,000 and the weighted average period over which it is expected to be recognized is 26 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of three years, and substantially all awards of share options have a maximum term of ten years.

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000 class A common shares, respectively, could be awarded to employees of Belmond at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2014, 3,500 class A common shares were reserved under the 2000 plan, and 212,850 class A common shares were reserved under the 2004 plan. At December 31, 2014, no shares remain available for future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below which became effective in 2009.

Details of share option transactions under the 2000 and 2004 stock option plans are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2013	477,450	23.44
Granted	—	—
Exercised	(77,294)	5.89
Forfeited, canceled or expired	(113,356)	19.03

Outstanding — December 31, 2013	286,800	29.91
Granted	—	—
Exercised	(6,726)	6.00
Forfeited, canceled or expired	(63,724)	30.61

Outstanding — December 31, 2014	216,350	30.45	2.8	495

Exercisable — December 31, 2014	216,350	30.45	2.8	495

The options outstanding under the 2000 and 2004 plans at December 31, 2014 were as follows:

Exercise prices $	Outstanding at 12/31/2014	Exercisable at 12/31/2014	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	76,400	76,400	3.9	5.89	5.89
28.40	15,000	15,000	0.7	28.40	28.40
28.50	9,500	9,500	0.5	28.50	28.50
34.88	1,600	1,600	1.2	34.88	34.88
34.90	4,850	4,850	1.6	34.90	34.90
35.85	11,700	11,700	3.7	35.85	35.85
36.50	15,450	15,450	1.5	36.50	36.50
42.87	4,450	4,450	1.9	42.87	42.87
46.08	9,900	9,900	3.4	46.08	46.08
51.90	8,900	8,900	3.2	51.90	51.90
52.51	41,200	41,200	2.7	52.51	52.51
52.51	4,600	4,600	2.2	52.51	52.51
52.59	6,000	6,000	2.5	52.59	52.59
59.23	6,800	6,800	2.9	59.23	59.23

	216,350	216,350

The fair value of options which were exercised in the year to December 31, 2014 was $14,000. No options vested and no options were granted under the plans during the year ended December 31, 2014.

(b)          2009 share award and incentive plan

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

During 2014, the following awards were made under the 2009 plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Exercise price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Share options	504,433	December 12, 2014	December 12, 2017	$11.57	45%	1.53%	$—	4.5 years
Deferred shares without performance criteria	6,209	December 12, 2014	December 31, 2015	$0.01	29%	0.19%	$—	1 year
Restricted shares without performance criteria	30,600	July 1, 2014	July 1, 2015	$0.01	29%	0.11%	$—	1 year
Restricted shares without performance criteria	20,400	July 1, 2014	July 1, 2017	$0.01	46%	0.90%	$—	3 years
Deferred shares without performance criteria	20,400	July 1, 2014	July 1, 2015	$0.01	29%	0.11%	$—	1 year
Deferred shares without performance criteria	180,150	July 1, 2014	July 1, 2017	$0.01	46%	0.90%	$—	3 years
Deferred shares without performance criteria	173,350	July 1, 2014	July 1, 2018	$0.01	46%	1.66%	$—	4 years
Restricted shares without performance criteria	10,300	June 30, 2014	June 30, 2015	$0.01	29%	0.10%	$—	1 year
Share options	266,700	June 20, 2014	June 20, 2017	$14.08	46%	1.71%	$—	4.5 years
Deferred shares without performance criteria	94,000	March 21, 2014	March 21, 2017	$0.01	46%	0.91%	$—	3 years
Deferred shares with performance criteria and market conditions	251,400	March 21, 2014	March 21, 2017	$0.01	46%	0.89%	$—	3 years

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2013	2,953,350	9.54
Granted	756,650	13.26
Exercised	(236,322)	8.80
Forfeited, canceled or expired	(702,178)	9.33

Outstanding — December 31, 2013	2,771,500	10.67
Granted	771,133	12.44
Exercised	(68,106)	9.10
Forfeited, canceled or expired	(384,894)	10.26

Outstanding — December 31, 2014	3,089,633	11.20	7.9	4,948

Exercisable — December 31, 2014	1,019,200	9.48	6.1	2,949

The options outstanding under the 2009 plan at December 31, 2014 were as follows:

Exercise prices $	Outstanding at 12/31/2014	Exercisable at 12/31/2014	Remaining contractual lives	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.38	76,500	76,500	4.4	8.38	8.38
7.71	5,000	5,000	4.5	7.71	7.71
8.91	93,200	93,200	4.9	8.91	8.91
8.37	90,200	90,200	5.5	8.37	8.37
11.44	182,750	182,750	5.9	11.44	11.44
11.69	191,700	191,700	6.4	11.69	11.69
8.06	379,850	379,850	6.9	8.06	8.06
9.95	31,700	—	7.2	9.95	—
8.42	234,400	—	7.5	8.42	—
11.32	331,550	—	7.9	11.32	—
9.95	31,700	—	8.1	9.95	—
11.74	266,100	—	8.4	11.74	—
14.51	403,850	—	8.9	14.51	—
14.08	266,700	—	9.5	14.08	—
11.57	504,433	—	9.9	11.57	—

	3,089,633	1,019,200

The fair value of option grants made in the year to December 31, 2014 was $3,752,000. The fair value of options which became exercisable in the year to December 31, 2014 was $3,380,000. The fair value of options which were exercised in the year was $315,000. The number of options which vested during the year was 771,650.

Transactions relating to deferred shares and restricted shares under the 2009 plan have been as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2013	1,343,649	0.01
Granted	618,170	0.01
Vested and issued	(344,388)	0.01
Forfeited, canceled or expired	(135,604)	0.01

Outstanding — December 31, 2013	1,481,827	0.01
Granted	786,809	0.01
Vested and issued	(251,600)	0.01
Forfeited, canceled or expired	(165,727)	0.01

Outstanding — December 31, 2014	1,851,309	0.01	22,901

At December 31, 2014, awards of deferred shares and restricted shares on 1,851,309 class A common shares were reserved under the 2009 plan. Of these awards, 1,107,209 deferred shares and restricted shares do not specify any performance criteria and will vest up to August 2016. The remaining awards of up to 744,100 deferred shares will vest up to March 2016 and are subject to performance and market criteria. Half of the 744,100 deferred share awards are subject to performance criteria based on Belmond’s earnings before tax for the three years ending December 31, 2014, 2015 or 2016, and the other half are subject to market criteria based on Belmond’s total shareholder return compared to the average total shareholder return of a specified group of other hotel and leisure companies over the period of three years.

The fair value of deferred shares and restricted shares awarded in the year to December 31, 2014 was $8,732,000. The fair value of deferred shares vested in the year to December 31, 2014 was $2,420,000.

There were no vested and unissued deferred share or restricted shares awards as of December 31, 2014.

Estimates of the fair value of the share options on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2014	2013	2012
Expected share price volatility	45%-46%	50%-60%	58%-60%
Risk-free interest rate	1.53%-1.71%	1.30%-1.74%	1.03%-1.69%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	4.5 years	4.5 - 8 years	8 years

Estimates of fair values of deferred shares and restricted shares without performance criteria on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2014	2013	2012
Expected share price volatility	29%-46%	33%-51%	52%-67%
Risk-free interest rate	0.11%-1.66%	0.04%-0.67%	0.10%-0.40%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	1 - 4 years	18 days - 3 years	2 months - 3 years

Estimates of fair values of deferred shares with performance and market conditions were made using the Monte Carlo valuation model based on the following assumptions:

Year ended December 31,	2014	2013	2012
Expected share price volatility	46%	52%	59%
Risk-free interest rate	0.89%	0.26%-0.39%	0.47%
Expected annual dividends per share	$—	$—	$—
Expected life of awards	3 years	2 - 3 years	3 years

19.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $15,486,000 at December 31, 2014 (December 31, 2013 - $21,867,000).

As part of the consideration for the acquisition in January 2010 of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea in Taormina, Sicily, Belmond agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms were constructed at Belmond Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At December 31, 2014, €4,000,000 has been paid (equivalent to $5,250,000 at the dates paid) as the Belmond Villa Sant'Andrea permits have been granted. The remaining contingent consideration of €1,000,000 was released in December 2014 as the conditions for its payment were not met. See Note 11.

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date. As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. CHP is seeking reconsideration by the appellate court of this decision. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no reserves in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed Belmond from the hotel under long-term lease to Belmond without prior notice. As a result, Belmond has been unable to continue operating the hotel and, accordingly, to prevent any confusion to its guests, Belmond has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being. Belmond believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. Belmond is pursuing its legal remedies under the lease which provides for resolution of disputes by arbitration in Singapore, where Belmond has sought emergency arbitral orders to return the hotel to Belmond's possession and management and to stay court proceedings in Indonesia brought by the owner in November 2013 seeking annulment of the lease and damages from Belmond. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings on an interim basis while the Singapore arbitration continues. In April 2014, the Indonesian trial court dismissed the owner’s case for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner appealed this decision which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court. The owner has subsequently filed numerous claims against Belmond, as well as its legal counsel and the Indonesian Investment Coordinating Board, the agency of the Indonesian government responsible for foreign direct investment, in the Indonesian courts. Belmond does not believe there is any merit to these actions and is aggressively defending its rights. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days.

While Belmond believes it has a strong case on the merits in the Ubud Hanging Gardens matter, it may ultimately be unsuccessful in recovering the hotel or otherwise in pursuing its remedies against the owner, and therefore in the year ended December 31, 2013 Belmond recorded a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens. See Notes 4, 7, 8 and 9.

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,666,000 (equivalent to $6,274,000 at December 31, 2014). However, since October 2009 the Company has been paying, with the approval of the Ministry, the amount of R$11,065,000 ($4,166,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid of R$16,511,000 ($6,216,000) has been fully reserved. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2014 below. Beyond the amounts reserved, management estimates that the range of possible additional loss to Belmond could be between R$1,500,000 and R$2,500,000 (equivalent to $565,000 and $941,000 at December 31, 2014) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleges that the amendment is invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. Belmond believes it has meritorious defenses and intends to defend the matter vigorously.

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its “Cipriani” trademark. An amount of $3,947,000 was paid by the defendants to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. The remaining payment at December 31, 2014, representing interest of $1,178,000, has not been recognized by Belmond because of the uncertainty of collectibility. Despite the May 2010 settlement and Belmond's belief that the ownership issues over the “Cipriani” trademark in the European Union had been resolved in its favor, Belmond has recently initiated an infringement action in Spain against a company beneficially owned by members of the Cipriani family. Members of the Cipriani family have initiated proceedings against Belmond in Venice seeking a declaration to allow the use by them of the Cipriani name in connection with restaurants despite the holding by Belmond of the "Cipriani" trademark. A hearing took place in January 2015. Belmond has also initiated proceedings against the Cipriani family's corporate vehicle in Russia to seek cancellation of Russian "Cipriani" trademarks. While Belmond believes that it has a meritorious defense to the claim in Italy and a strong case against the defendants in Spain and Russia, Belmond may fail to prevail in either of these actions. Management cannot estimate the range of possible additional loss to Belmond which has made no reserves in these matters. In addition, members of the Cipriani family brought an action on January 27, 2015 in Venice, Italy against the Hotel Cipriani. Belmond believes that the claim is entirely frivolous and intends to aggressively defend the matter.

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

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2015	10,862
2016	10,663
2017	10,699
2018	10,260
2019	10,017
2020 and thereafter	85,283

137,784

Rental expense for the year ended December 31, 2014 amounted to $13,007,000 (2013 - $12,054,000; 2012 - $10,538,000).

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

20.    Fair value measurements

(a)    Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s assets and liabilities by the fair value hierarchy at December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
December 31, 2014	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	13	—	13

Total assets	—	13	—	13

Liabilities at fair value:
Derivative financial instruments	—	(3,602)	—	(3,602)

Total net liabilities	—	(3,589)	—	(3,589)

	Level 1	Level 2	Level 3	Total
December 31, 2013	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(4,890)	—	(4,890)

Total net liabilities	—	(4,888)	—	(4,888)

During the years ended December 31, 2014 and 2013, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of December 31, 2014 and 2013 were as follows:

		December 31, 2014		December 31, 2013
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Long-term debt, including current portion and debt of consolidated VIE, excluding obligations under capital leases	Level 3	620,106	663,653	639,717	660,363

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the years ended December 31, 2014, 2013 and 2012 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2014 $’000

Property, plant and equipment	2,488	—	—	2,488	(1,211)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2013 $’000

Property, plant and equipment	45,000	—	—	45,000	(36,430)

Property, plant and equipment of discontinued operations	—	—	—	—	(1,029)

Goodwill of discontinued operations	—	—	—	—	(3,187)

Intangible assets of discontinued operations	—	—	—	—	(2,815)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2012 $’000

Assets of discontinued operations held for sale	22,040	—	—	22,040	(3,166)

Property, plant and equipment	3,521	—	—	3,521	(2,538)

Goodwill	7,515	—	—	7,515	(2,055)

Other assets	—	—	—	—	(1,299)

     Assets of discontinued operations held for sale

There were no impairments of assets held for sale in the year ended December 31, 2013 as the assets and liabilities of Ubud Hanging Gardens, the results of which have been presented as a discontinued operation, have not been classified as held for sale as the hotel has not been disposed of through a sale transaction. See Note 4.

For the year ended December 31, 2012, assets of discontinued operations held for sale related to Porto Cupecoy real estate assets with a carrying value of $25,206,000 were written down to fair value of $22,040,000, resulting in a non-cash impairment charge of $3,166,000.

Any gains or losses on movements are included in earnings/(losses) from discontinued operations in the period incurred.

Property, plant and equipment

For the year ended December 31, 2014, train carriages of Belmond's former Great South Pacific Express train which are held in Australia and not in service with a carrying value of $3,699,000 were written down to fair value of $2,488,000, resulting in a non-cash impairment charge of $1,211,000.

For the year ended December 31, 2013, property, plant and equipment at Belmond La Samanna with a carrying value of $80,680,000 was written down to fair value of $45,000,000, resulting in a non-cash impairment charge of $35,680,000, and property, plant and equipment at Belmond Grand Hotel Europe with a carrying value of $750,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $750,000.

For the year ended December 31, 2012, train carriages of Belmond's former Great South Pacific Express train which are held in Australia and not in service with a carrying value of $6,059,000 were written down to fair value of $3,521,000, resulting in a non-cash impairment charge of $2,538,000.

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

Goodwill

For the year ended December 31, 2012, goodwill of Belmond Reid's Palace with a carrying value of $9,570,000 was written down to fair value of $7,515,000, resulting in a non-cash impairment charge of $2,055,000.

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

Other assets

For the year ended December 31, 2012, deferred costs associated with Great South Pacific Express with a carrying value of $1,299,000 were written down to fair value of $Nil resulting in a non-cash impairment charge of $1,299,000. These costs were written off as part of Belmond's review of the uses of train carriage assets currently not in service in Australia, as described in the property, plant and equipment section above.

This impairment is included in earnings from continuing operations in the period incurred.

21.    Derivatives and hedging activities

In connection with Belmond’s new corporate facility and the repayment of all of its outstanding funded debt (excluding the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies), all of Belmond’s existing interest rate derivatives were terminated in March 2014. See Note 10. The termination costs incurred were $5,162,000. All amounts in other comprehensive income/(loss) relating to these derivatives were reclassified to interest expense following repayment of the hedged debt. New interest rate derivatives were entered into to fix an element of the floating interest rate on the new corporate facility.

Cash flow hedges of interest rate risk

As of December 31, 2014 and 2013, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2014	2013
December 31,	’000	’000

Interest rate swaps	€74,438	€137,469
Interest rate swaps	$214,206	$63,700
Interest rate caps	$17,200	$—

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are sometimes used to manage Belmond’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance. As of December 31, 2014, Belmond did not have any derivatives which were not designated as hedges, but in 2013 had interest rate options with a fair value of $2,000 and a notional amount of €73,344,000 and $59,080,000) that were non-designated hedges of Belmond’s exposure to interest rate risk.

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of December 31, 2014 and 2013:

		Fair value as of	Fair value as of
		December 31, 2014	December 31, 2013
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	13	—
Interest rate derivatives	Accrued liabilities	(2,984)	(3,012)
Interest rate derivatives	Other liabilities	(618)	(1,878)

Total		(3,589)	(4,890)

Derivatives not designated as hedging instruments:
Interest rate derivatives	Other assets	—	2

Total		—	2

Offsetting

There was no offsetting within derivative assets or derivative liabilities at December 31, 2014 and 2013. However, derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income for cash flow hedges of interest rate risk is shown in Note
22. At December 31, 2014, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,919,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the year ended December 31, 2014 was a $24,816,000 gain (2013 - $1,016,000 loss; 2012 - $806,000 loss).

Derivative movements not included in other comprehensive income for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Amount of gain/(loss) recognized in interest expense for the ineffective portion of derivatives designated as cash flow hedges	—	(37)	218

Amount of gain/(loss) recognized in interest expense for derivatives not designated as hedging instruments	—	(4)	(54)

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $3,602,000 (2013 - $4,890,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $3,615,000 (2013 - $4,899,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $180,149,000 at December 31, 2014 (2013 - $26,249,000), being a liability of Belmond.

22.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) for the years ended December 31, 2014 and 2013 were as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2013	(67,135)	(5,976)	(13,270)	(86,381)

Other comprehensive loss before reclassifications	(14,204)	(986)	4,673	(10,517)

Amounts reclassified from AOCI	—	3,581	—	3,581

Net current period other comprehensive income/(loss)	(14,204)	2,595	4,673	(6,936)

Balance at December 31, 2013	(81,339)	(3,381)	(8,597)	(93,317)

Other comprehensive income/(loss) before reclassifications	(150,989)	(2,731)	(1,926)	(155,646)

Amounts reclassified from AOCI	—	2,543	—	2,543

Net current period other comprehensive income/(loss)	(150,989)	(188)	(1,926)	(153,103)

Balance at December 31, 2014	(232,328)	(3,569)	(10,523)	(246,420)

Foreign currency translation adjustments for the year ended December 31, 2014 include a loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in functional currency from the U.S. dollar to the Brazilian real, effective from January 1, 2014. See Note 2.

Reclassifications out of AOCI (net of tax) were as follows:

	Amount reclassified from AOCI
	December 31, 2014	December 31, 2013
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,543	3,581	Interest expense

Total reclassifications for the period	2,543	3,581

23.    Segment information

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present financial information regarding these reportable segments.

Revenue from external customers by segment:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	212,744	222,047	202,342
North America	142,586	146,491	123,516
Rest of world	142,731	141,709	132,887
Total owned hotels	498,061	510,247	458,745
Part-owned/ managed hotels	5,983	5,861	5,482
Total hotels	504,044	516,108	464,227
Owned trains & cruises	74,265	73,728	70,897
Part-owned/ managed trains	7,406	4,245	3,828
Total trains & cruises	81,671	77,973	74,725

Total revenue	585,715	594,081	538,952

Reconciliation of the total of segment profit to consolidated net earnings/(losses) from operations:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	62,770	63,767	56,289
North America	23,986	23,233	21,684
Rest of world	36,539	35,958	32,726
Total owned hotels	123,295	122,958	110,699
Part-owned/ managed hotels	5,205	2,273	2,818
Total hotels	128,500	125,231	113,517
Owned trains & cruises	7,300	8,467	9,689
Part-owned/ managed trains	16,165	14,390	12,546
Total trains & cruises	23,465	22,857	22,235

Reconciliation to net losses:
Total segment profit	151,965	148,088	135,752

Gain on disposal of property, plant and equipment	4,128	—	1,514
Impairment of goodwill	—	—	(2,055)
Impairment of property, plant and equipment	(1,211)	(36,430)	(3,837)
Central overheads	(31,727)	(30,647)	(32,140)
Share-based compensation	(7,928)	(10,388)	(6,834)
Depreciation and amortization	(52,004)	(48,740)	(43,753)
(Loss)/gain on extinguishment of debt	(14,506)	3,517	—
Other income	1,257	—	—
Interest income	1,418	1,067	1,065
Interest expense	(36,767)	(34,326)	(30,862)
Foreign currency, net	2,262	1,000	(2,854)
Provision for income taxes	(15,542)	(17,628)	(21,651)
Share of benefit from/(provision for) income taxes of unconsolidated companies	702	(1,691)	(5,771)

Earnings/(losses) from continuing operations	2,047	(26,178)	(11,426)
(Losses)/earnings from discontinued operations	(3,782)	(5,318)	4,538

Net losses	(1,735)	(31,496)	(6,888)

Reconciliation of assets by segment to total assets:

	2014	2013
December 31,	$’000	$’000

Owned hotels:
Europe	594,590	723,899
North America	481,621	494,919
Rest of world	275,383	342,831
Total owned hotels	1,351,594	1,561,649
Part-owned/ managed hotels	49,149	46,216
Total hotels	1,400,743	1,607,865
Owned trains & cruises	92,196	100,335
Part-owned/ managed trains	56,122	50,647
Total trains & cruises	148,318	150,982

Unallocated corporate	119,257	86,603
Discontinued operations held for sale	—	34,416

Total assets	1,668,318	1,879,866

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	26,542	13,238	17,187
North America	16,690	32,635	47,659
Rest of world	14,409	14,173	27,021
Total owned hotels	57,641	60,046	91,867
Owned trains & cruises	5,533	6,325	4,410

Unallocated corporate	280	275	771

Total capital expenditure to acquire property, plant and equipment	63,454	66,646	97,048

Carrying value of investment in equity method investees:

	2014	2013
December 31,	$’000	$’000

Eastern & Oriental Express	3,251	3,363
Peru hotels	16,981	16,619
PeruRail	41,713	38,095
Hotel Ritz by Belmond	—	—
Buzios	3,783	5,207
Other	103	117

Total investment in equity method investees	65,831	63,401

Earnings from unconsolidated companies, net of tax:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Part-owned/ managed hotels	1,949	(2,372)	1,517
Part-owned/ managed trains	7,535	8,814	607

Total earnings from unconsolidated companies, net of tax	9,484	6,442	2,124

Revenue from external customers in Belmond's country of domicile and significant countries (based on the location of the property):

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Bermuda	—	—	—
Italy	137,491	133,806	120,307
United Kingdom	68,412	65,865	67,647
United States	104,146	108,167	85,890
Brazil	86,866	80,537	74,731
All other countries	188,800	205,706	190,377

Total revenue	585,715	594,081	538,952

Property, plant and equipment (net), at book value in Belmond's country of domicile and significant countries (based on the location of the property):

	2014	2013
December 31,	$’000	$’000

Bermuda	—	—
Italy	341,051	381,718
United Kingdom	60,816	63,964
United States	347,709	342,168
Brazil	93,384	148,012
All other countries	325,797	373,741

Total property, plant and equipment at book value	1,168,757	1,309,603

24.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership. In the year ended December 31, 2014, Belmond earned management fees from Eastern and Oriental Express Ltd. of $362,000 (2013 - $463,000; 2012 - $389,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at December 31, 2014 was $5,227,000 (2013 - $4,232,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2014, Belmond earned management and guarantee fees from its Peruvian joint ventures of $11,515,000 (2013 - $8,281,000; 2012 - $7,886,000) which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at December 31, 2014 was $7,728,000 (2013 - $5,726,000).

Belmond manages, under long-term contract, the Hotel Ritz by Belmond in which Belmond has a 50% ownership. For the year ended December 31, 2014, Belmond earned $1,111,000 (2013 - $1,016,000; 2012 - $1,035,000) in management fees from the Hotel Ritz by Belmond which are recorded in revenue, and $904,000 (2013 - $684,000; 2012 - $631,000) in interest income. The amount due to Belmond from the Hotel Ritz by Belmond at December 31, 2014 was $30,371,000 (2013 - $28,828,000). See Note 6 regarding a partial guarantee of the hotel’s bank indebtedness.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of Belmond's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Belmond management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  Belmond's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of Belmond's internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on this assessment and those criteria, management has concluded that Belmond's internal control over financial reporting was effective as of December 31, 2014.

Deloitte LLP, Belmond's independent registered public accounting firm, issued the report below on the effectiveness of Belmond's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Belmond Ltd.
Hamilton, Bermuda

We have audited the internal control over financial reporting of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte LLP

London, England
February 27, 2015

 Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Directors

At the 2014 annual general meeting of the Company, H. Roeland Vos was elected to the board of directors of the Company. Immediately following the annual meeting, Mr. Vos was appointed as a member of the Audit and Compensation Committees of the board of directors.

The present directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 52	Chairman of GHS Holdings, LLC (investment company in hospitality and restaurants)	2011
John D. Campbell, 72	Senior Counsel (retired) of Appleby (attorneys)	1994
Roland A. Hernandez, 57	Chairman of the Board of the Company, and Founding Principal and Chief Executive Officer of Hernandez Media Ventures (acquisition and management of media assets)	2013
Mitchell C. Hochberg, 62	President of Lightstone Group LLC, and Managing Principal of Madden Real Estate Ventures LLC (real estate investment, development and advisory firms)	2009
Ruth A. Kennedy, 50	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Prudence M. Leith, 75	Freelance food consultant, television presenter and novelist	2006
H. Roeland Vos, 57	Consultant to Starwood Hotels and Resorts Worldwide Inc., Europe, Africa and Middle East Division, and until July 2014, Vice Chairman of the Supervisory Board of Design Hotels AG	2014
John M. Scott III, 49	President and Chief Executive Officer of the Company	2012

The principal occupation of each director during at least the last five years is that shown in the table above supplemented by the following information.

Mr. Agadi is Chairman of GHS Holdings, LLC, a private investment company focused on investments in hospitality and restaurants. From 2012 to 1014, Mr. Agadi was Executive Chairman of Quizno's Global LLC, a privately-owned group of mainly franchised restaurants in 40 countries with a strong brand recognition. Previously in 2010 to early 2012, he was Chairman and Chief Executive of Friendly Ice Cream Corporation, a private company operating restaurants principally in the eastern United States. In 2004 to 2009, Mr. Agadi was President and Chief Executive of Church's Chicken Inc., another branded restaurant group in over 20 countries. In 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and in the 1990s held executive positions with other branded restaurant groups. Mr. Agadi is also a non-executive director of Crawford & Company, an international insurance services firm listed on the NYSE. He is on the Board of Visitors of the Fuqua Business School at Duke University.

Mr. Campbell was a member of the Appleby law firm in Bermuda until 1999 (where he served as Senior Partner from 1987 to 1999) and retired as Senior Counsel in 2003. He is a non-executive director and Chairman of the Compensation Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business. In 2012, Mr. Campbell retired after seven years as non-executive Chairman of the Board of HSBC Bank Bermuda Ltd. (formerly named The Bank of Bermuda Ltd.), a subsidiary of HSBC Holdings plc. He had served as a director for 25 years and as Chairman of the bank's Audit Committee for 20 years until 2008. Mr. Campbell is a director of Bank of Bermuda Foundation, the largest charity in Bermuda, and in 2013 was appointed Chairman of its Nomination and Governance Committee.

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

Mr. Vos served as President of the Europe, Africa and Middle East division of Starwood Hotels and Resorts Worldwide Inc. from 2001 to June 2013. He currently acts as an independent consultant to that division and served until July 2014 as the Vice Chairman of the Supervisory Board of Design Hotels AG, a hotel marketing company majority-owned by Starwood and listed on the Munich stock exchange (Borse Munchen). Mr. Vos joined ITT Sheraton, a predecessor of Starwood, in 1982 and held progressive hotel operating and management positions throughout his career, including President, Europe and Senior Vice President and Area Director, Italy and Malta. During his 12 years as President of Europe, Africa and Middle East, the division grew from 127 properties in the region to 243 spread over 60 countries, with another 64 hotels and resorts in the development pipeline. During 2014 Mr. Vos joined the board as a non-executive director of JOA Groupe Holding, a privately-owned group that operates 20 casinos, all based in France, as well as a number of associated bars, restaurants and entertainment facilities.

Mr. Scott, prior to joining the Company in November 2012, served as President and Chief Executive Officer of Rosewood Hotels and Resorts, a global luxury hotel company, from 2003 to 2011. Prior to joining Rosewood Hotels, Mr. Scott served as Managing Director of Acquisitions and Asset Management at Maritz, Wolff & Co., where he was responsible for hotel acquisitions and asset management for the private equity real estate investment group. Mr. Scott held senior management positions in strategic planning and business development at The Walt Disney Company and hotel general management positions at the Interpacific Group, a private hotel investment and management company operating in the Asia-Pacific region. He currently serves as non-executive director of Cedar Fair Entertainment Company, a theme park and entertainment company listed on the NYSE and operating in the United States and Canada, and is Chairman of its Corporate Governance and Nominating Committee. Mr. Scott also served on the board of directors of Kimpton Hotels & Restaurant Group LLC from 2010 to 2012, when he stepped down after joining Belmond.

Director Qualifications

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Company’s board of directors to satisfy its oversight responsibilities effectively in light of Belmond’s business and structure, the board of directors considered each person’s background and experience outlined above.

In particular, with regard to Mr. Agadi, the board of directors considered his experience as chief executive of various restaurant companies operating in many different countries. As chief executive, Mr. Agadi developed expertise in sales, marketing, operations, finance, strategy and development. Like Belmond, these companies under Mr. Agadi’s guidance relied on strong marketing and brand awareness.

With regard to Mr. Campbell, the board of directors considered his work on other company boards and his corporate governance experience, including his service as a director and chairman of several committees of Argus Group Holdings, Ltd., a public company listed on the Bermuda Stock Exchange and his tenure as Chairman of the Board, a director and Chairman of the Audit Committee of HSBC Bank Bermuda Ltd., Bermuda's largest bank, as well as his leadership operational and legal experience leading a global law firm.

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

With regard to Mr. Vos, the board of directors considered his hotel industry and operational experience, including his background founding deluxe hotel owning and operating companies, his experience in developing new hotels, his insight into many aspects of hotel design, and his understanding of international business, general management and corporate strategy, including his service as Vice Chairman of the Supervisory Board of a luxury hotel group.

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

Executive Officers

The present executive officers of the Company are as follows:

Name, Age	Position

John M. Scott III, 49	President and Chief Executive Officer
Martin O’Grady, 51	Executive Vice President, Chief Financial Officer
Ralph K. Aruzza, 58	Executive Vice President, Chief Sales and Marketing Officer
Filip J.M. Boyen, 56	Executive Vice President, Chief Operating Officer
Richard M. Levine, 53	Executive Vice President, Chief Legal Officer
Maurizio Saccani, 64	Executive Vice President, Italy, Chief of Product Development

The principal occupation of the present executive officers of the Company during at least the last five years is shown in the table above supplemented by the following information, except Mr. Scott whose previous experience is described above regarding the Company’s directors.

Prior to becoming an officer of the Company in March 2008, Mr. O’Grady served as Chief Financial Officer of Orion Capital

Managers LP, a European private equity real estate investment firm including hotels.  From 1999 until 2005, he worked for Security Capital European Realty, where he served as Chief Financial Officer of Access Self Storage, a retail self-storage operator in the United Kingdom, France and Australia.  From 1992 until 1998, Mr. O’Grady held a number of senior finance and accounting positions with Jardine Matheson Group, an Asian-based conglomerate, including Group Financial Controller of Mandarin Oriental Hotel Group from 1992 to 1995.  Mr. O’Grady began his career with PricewaterhouseCoopers and is a Fellow of the Institute of Chartered Accountants in England and Wales.

Mr. Aruzza joined the Company in February 2013 from Rosewood Hotels and Resorts where he was Vice President of Sales and Marketing since early 2006. During his seven years at Rosewood, he oversaw all strategic brand initiatives and global sales networks, as well as directing the channel management and customer relationship management functions. Mr. Aruzza has over 35 years of experience in the luxury travel market, starting his career at Hyatt Hotels and Resorts and holding various senior marketing positions at Four Seasons Hotels and Resorts. He later became the Corporate Director of Marketing for the Ritz-Carlton Hotel Company, and went on to become Vice President of Sales and Marketing for Camberley Hotel Company and Coastal Hotel Group.
Mr. Boyen held positions with Marco Polo Hotels, Sun International Hotels and Ramada Renaissance before he joined Belmond in 1997.  Initially, he served as General Manager of Bora Bora Lagoon Resort until 1999, when he became Managing Director of Belmond’s hotel and train operations in Peru.  He was appointed Vice President, Hotels in Africa, Australia and South America of the Company in September 2005, and Vice President, Operations in September 2007, and Chief Operating Officer in September 2009.

In November 2008, Mr. Boyen settled an investigation into alleged insider dealing in shares of a mining company publicly traded in the United Kingdom brought by the Financial Services Authority, an independent non-governmental body that at the time regulated the financial services industry in the United Kingdom (“FSA”).   In settling the matter, the FSA imposed a civil penalty of $152,000 on Mr. Boyen for engaging in market abuse for trading on behalf of himself and a third party on the basis of inside information in contravention of the U.K. Financial Services and Markets Act 2000.  Mr. Boyen fully cooperated with the FSA's investigation.  None of the activities or information involved in the investigation related to Belmond or the Company's securities.

Mr. Levine joined the Company in February 2012 after eight years with Kerzner International Holdings Ltd., a global resort development and management business operating primarily under the One&Only and Atlantis brands, where he served as Executive Vice President and General Counsel working in business development and restructuring while leading the legal, regulatory and compliance department. Previously he worked in the private equity investment business as General Counsel at Hellman & Friedman LLC (1998-2003) and Credit Suisse First Boston (1996-1998). Mr. Levine is a New York-licensed lawyer.

Mr. Saccani joined Belmond Inc., an NYSE-listed predecessor of the Company, in 1978 as Food and Beverage Manager of the Hotel Cipriani.  After serving as Manager, Italy of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985. By 2007, he had assumed responsibility for all of the Company’s hotels in Italy, most recently the two acquired in Sicily in 2010. While continuing to oversee the Italian properties as well as La Residencia in Spain, Mr. Saccani assumed the role of the Company’s Chief of Product Development in December 2011.

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the NYSE.  These include a set of Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Conduct applying to all directors, officers and employees.  The Code of Conduct is filed as an exhibit to this report.  These documents are published on the Company’s website (investor.belmond.com).

Because the Company is a foreign private issuer as defined in SEC rules, it is not required to comply with all NYSE corporate governance requirements as they apply to U.S. domestic companies listed on the NYSE.  The Company’s corporate governance practices, however, do not differ in any significant way from those requirements, except that if the board of directors determines that a particular director has no material relationship with Belmond and is otherwise independent, the board may waive any of the NYSE independence requirements that are applicable to U.S. domestic companies. The Company’s corporate governance practices comply with applicable requirements of the SEC.

The present members of the Company’s Audit Committee are Messrs. Agadi, Campbell (chairman), Hochberg and Vos.  The board has designated Mr. Hochberg, an independent director, as an audit committee financial expert as defined by SEC rules.  The present members of the Compensation Committee are Messrs. Agadi, Campbell (chairman) and Vos and Ms. Leith.  The present members of the Nominating and Governance Committee are Mss. Kennedy and Leith (chairman) and Mr. Hochberg. See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

In addition, the board has appointed Messrs. Agadi, Hochberg (chairman), Kennedy, and Scott, as well as Martin O'Grady, who is Chief Financial Officer but not a director, as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion.

The non-executive directors of the Company meet regularly without management present.  Mr. Hernandez, Chairman, presides at these executive sessions of the board.

Interested persons may communicate directly with any of the Company’s directors by writing to him or her at the Company’s registered office address (Belmond Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda).

Information responding to Item 405 of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 11. Executive Compensation

Because the Company is a foreign private issuer, it is responding to this Item 11 as permitted by Item 402(a)(1) of SEC Regulation S-K under the 1934 Act.

The following table shows the salary and bonus paid in cash during 2014 to Mr. Scott, and to all current officers as a group, for services to Belmond in all capacities during the year:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

John M. Scott III	President, Chief Executive Officer and Director	$2,100,000
All executive officers as a group (6 persons)		$6,276,000

The group comprises the executive officers set forth in Part III, Item 10—Directors, Executive Officers and Corporate Governance—Executive Officers.

Mr. Scott joined Belmond in November 2012. His employment agreement is with a Belmond subsidiary in the United Kingdom and includes the following terms:

•	an annual base salary of $900,000, subject to annual increases as determined by the Company's board of directors or Compensation Committee;

•
eligibility for an annual bonus at a target level of 125% of his annual base salary and a maximum level of 150% of his annual base salary, with guaranteed bonuses of $160,300 in respect of 2012 and of the target level in respect of 2013;

•
a sign-on deferred share award of 440,000 class A common shares (the “Sign-On Award”) under the Company's 2009 Share Award and Incentive Plan, which vests annually in four equal tranches starting on January 1, 2013. The first three tranches of the Sign-On Award have vested and the shares issued to Mr. Scott;

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

On June 20, 2014, Mr. Scott's employment agreement was amended to convert all amounts due to him for salary, bonus and annual expatriate allowance from U.S. dollars to UK sterling at the foreign exchange rate prevailing at the time Mr. Scott entered in the employment agreement. Mr. Scott and the Company have also entered into a severance agreement providing that, if the Company undergoes a change in control and if Mr. Scott's employment is terminated by Belmond or if he resigns for good reason within one year following the change in control (or in anticipation of the change in control), then Mr. Scott will not receive any severance benefits under his employment agreement but will instead be entitled to certain severance payments, the amount of which depends on the timing of the change in control, ranging up to two-and-a half times his annual base salary and two times his target bonus, one-half of his expatriate allowance and full vesting of his equity awards if his termination results from a change in control occurring after June 30, 2014. The agreement also entitles Mr. Scott to a tax neutralization payment for any excise tax incurred by Mr. Scott in connection with payments under the agreement (or any other agreements).

In addition to his employment and severance agreements, Mr. Scott and the Company have entered into an indemnification agreement in connection with his appointment. Mr. Scott's employment, severance and indemnification agreements are filed as exhibits to this report.

The Company has also entered into indemnification and severance agreements with its other executive officers. The severance agreements entitle the officers to receive employment termination payments in certain circumstances constituting a change in control of the Company in an amount equal to two times each officer's annual compensation, and require the Company to pay the excise tax on the severance payments of the U.S. tax-paying officers. The forms of indemnification and severance agreements with these officers are filed as exhibits to this report.

Retirement Plans

Employees based in the United Kingdom, including officers, are eligible to participate in a defined contribution retirement plan established by a U.K. subsidiary of Belmond, under which the subsidiary contributes to individual accounts established by employees.  The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary. Under the U.K. plan, the Belmond subsidiary contributed on behalf of participating officers a total of $196,380 during 2014.  See Note 12 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of Belmond have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts.  The maximum contribution most employees could make was $17,500 in 2014. Belmond paid a total of $13,750 into the account of the officer based in the U.S. participating in this plan in 2014 as a partial matching payment under the plan in addition to his own contributions.

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

During 2014, options to purchase an aggregate of 370,800 class A shares were granted under the 2009 plan to the current executive officers of the Company at prices ranging from 11.57 to $14.08 per share and no options were exercised by the executive officers.  During 2014, no options were granted to the non-executive directors of the Company, and no options were exercised by directors.

At December 31, 2014, options under the three plans to purchase an aggregate of 1,383,650 class A shares (of which 429,250 are exercisable within 60 days) were held by officers and directors at per share exercise prices ranging from $8.06 to $59.23 and expiring between 2015 and 2024.  See Note 18 to the Financial Statements.

Following adoption of the 2009 plan by shareholders at the 2009 annual general meeting of the Company, no further grants of stock options may be made under the 2000 and 2004 plans.

Share Awards under 2009 Share Award and Incentive Plan

Under the 2009 Share Award and Incentive Plan, directors, officers and selected employees have been awarded by the Compensation Committee amounts of class A common shares of the Company to be issued currently or on a deferred basis after the expiration of a vesting period.  The committee may condition the vesting of deferred shares or restricted shares on achievement, in whole or in part, of specified performance criteria in the individual award such as earnings targets or other criteria.  Shares may also be issued under the awards before the vesting period has expired if a change in control of the Company occurs or certain other early vesting events occur.

During 2014, awards of deferred shares were made under the 2009 plan with performance criteria based on Belmond's total shareholder return and earnings before tax on up to 189,800 class A shares to the current executive officers of the Company, all vesting in 2017, and additional awards of deferred shares without performance criteria on 417,600 class A shares were made to them vesting in 2017 or 2018. Also during 2014, awards of deferred shares without performance criteria were made under the 2009 plan on 20,400 class A shares to the current non-executive directors of the Company, vesting in 2015, and awards of restricted shares without performance criteria on 51,000 class A shares were made to them vesting in 2015. Finally during 2014 under past awards of deferred shares under the 2009 plan, a total of 110,000 class A shares was issued to current executive officers, 29,400 class A shares to current non-executive directors, and 90,900 class A shares to former officers and directors who left the Company during the year.

At December 31, 2014, deferred share awards with and without performance criteria on a total of up to 1,583,400 class A shares were outstanding to current executive officers and non-executive directors under the 2009 plan vesting in 2015 to 2018, and restricted share awards without performance criteria on a total of 94,500 class A shares were outstanding to directors vesting in 2015 and beyond. Of these awards, up to 293,400 class A shares (including 231,300 subject to performance criteria) are issuable within 60 days. See Note 18 to the Financial Statements.

Non-Executive Director Fees

In March 2014, at the recommendation of the Compensation Committee after analysis by its independent compensation consultants of director compensation at other hotel companies, the board of directors amended the compensation of the Company's non-executive directors with effect from July 1, 2014 in order to simplify the compensation and make it consistent with market practice. The changes (i) eliminated all board and committee per meeting attendance fees (which meeting attendance fees had been between $1,500 and $5,500 for each meeting of the board or committee attended); (ii) increased the annual board member annual retainer fee to $77,500 from $50,000; (iii) increased the annual Audit Committee member fee to $10,000 from $5,000 and the annual member fee of the Compensation Committee, Nominating and Governance Committee and Investment Committee to $7,500 from $2,500; (iv) eliminated payment of committee member fees to the committee chairmen while increasing the annual chairman fee for the Audit Committee to $35,000 from $25,000 and for each of the Compensation Committee, Nominating and Governance Committee and Investment Committee to $20,000 from $12,500; and (v) increased the annual award of class A common shares under the 2009 Share Award and Incentive Plan to $150,000 from $100,000.

As Chairman of the Board in 2014, Mr. Hernandez was paid an all-inclusive cash amount at the annual rate of $350,000. This amount was payable in quarterly installments in lieu of an annual retainer or per meeting attendance fees. Mr. Georg Rafael, who did not stand for re-election to the board at the June 2014 annual general meeting of shareholders and who served as Vice Chairman of the board for the first six months of 2014, was paid a cash amount of $56,250 in 2014 in addition to payment to him of the foregoing retainer and attendance fees through June 2014. Mr. Robert Lovejoy, who retired from the board of directors in June 2013, was paid $150,000 in 2014 pursuant to a one-year services agreement with the Company.

Aggregate cash retainer, attendance (for the first six months of 2014) and other director fees to Mss. Kennedy and Leith and Messrs. Agadi, Campbell, Hernandez, Hochberg, Rafael and Vos described above amounted to $932,002 in 2014.

In addition, as noted above, the directors participate in the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2014 to directors under the 2009 plan of deferred shares without performance criteria and restricted shares on a total of 81,700 class A shares. Included in the restricted share awards are 10,300 class A shares issued to Mr. Hernandez under the 2009 plan vesting in 2015 as part of his compensation as Chairman of the Board.

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

See Item 13—Certain Relationships and Related Transactions, and Director Independence regarding an agreement between Belmond and James B. Sherwood, a former director of the Company, relating to the Hotel Cipriani in Venice, Italy.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's board of directors is composed of four non-executive directors, namely Messrs. Agadi, Campbell and Vos and Ms. Leith.  No Compensation Committee member has served as an officer or employee of the Company in an executive capacity.  No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company's board of directors or its Compensation Committee.

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

Belmond Holdings 1 Ltd. (“Holdings”) listed in the table below is a subsidiary of the Company and owns only class B shares.  Under Bermuda law, the shares owned by Holdings are outstanding and may be voted.  In a strategic transaction involving Belmond such as a takeover of the Company, this structure may assist in maximizing the value that the Company and its shareholders receive in the transaction.  See “Risks of Investing in Class A Common Shares” in Item 1A—Risk Factors regarding a judgment of the Bermuda Supreme Court in 2010 upholding this class B share ownership and voting structure.  Each class B share is convertible at any time into one class A share and, therefore, the shares listed as owned by Holdings represent class B shares and the class A shares into which those shares are convertible.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Belmond Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		14.8%	100.0%

Cohen & Steers, Inc., Cohen & Steers Capital Management, Inc. and Cohen & Steers UK Ltd. (2) 280 Park Avenue, 10th Floor New York, New York 10017	14,933,681	(8)	14.3%	—

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (3) Mandlik House, Mandlik Road Mumbai 400 001, India	7,130,764	(8)	6.9%	—

Dimensional Fund Advisors LP (4) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	6,830,218	(8)	6.6%	—

Reuben Brothers Limited and Alexander Bushaev (5) 3 Mangrove Bay Road Sandy's Parish, Bermuda	6,466,495	(8)	6.2%	—

BlackRock Inc. (6) 40 East 52nd Street New York, New York 10022	6,575,135	(8)	6.3%	—

The Vanguard Group (7) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	5,336,667	(8)	5.1%	—
_________________

(1)
The percentage of class A shares shown is based on 104,096,747 class A shares outstanding on February 19, 2015, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)
The information with respect to Cohen & Steers,Inc. (“Cohen & Steers”), Cohen & Steers Capital Management ,Inc. and Cohen & Steers UK Ltd. relates only to class A shares and is derived from their joint Schedule 13G/A report filed with the SEC on February 13, 2015. The report states that (a) Cohen & Steers is a holding company owning Cohen & Steers Capital Management, Inc. (“C&S Capital”), a registered investment adviser, (b) Cohen & Steers UK Ltd. (“C&S UK”) is a registered investment adviser, (c) Cohen & Steers has sole voting power with respect to 11,857,360 class A shares and sole dispositive power with respect to 14,933,681 class A shares, (d) C&S Capital has sole voting power with respect to 11,547,662 class A shares and sole dispositive power with respect to 14,454,949 class A shares and (e) C&S UK has sole voting power with respect to 309,698 class A shares and sole dispositive power with respect to 478,732 class A shares.

(3)
The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”) and its subsidiary Samsara Properties Ltd. relates only to class A shares and is derived from their joint Schedule 13D report amended November 8, 2013 and filed with the SEC on that date. The report states that the two companies have shared voting and dispositive power with respect to 7,130,764 class A shares.

(4)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 5, 2015. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole voting power with respect to 6,733,750 class A shares and sole dispositive power with respect to 6,830,218 class A shares.

(5)
The information with respect to Reuben Brothers Limited (“Reuben Brothers”) and Alexander Bushaev relates only to class A shares and is derived from their joint Schedule 13G/A report filed with the SEC on January 21, 2015. The report states that (a) Reuben Brothers is a corporation and Mr. Bushaev is an individual, (b) Mr. Bushaev manages the investments of Reuben Brothers under contract, and (c) Reuben Brothers and Mr. Bushaev have shared voting and dispositive power with respect to 6,466,495 class A shares.

(6)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 2, 2015. The report states that (a) BlackRock is a parent holding company, (b) certain subsidiaries of BlackRock may hold class A shares, and (c) BlackRock has sole voting power with respect to 6,313,415 class A shares and sole dispositive power with respect to 6,575,135 class A shares.

(7)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 10, 2015. The report states that (a) Vanguard is a registered investment adviser and is reporting on behalf of itself and two wholly-owned subsidiaries, and (b) Vanguard has sole voting power with respect to 139,088 class A shares, sole dispositive power with respect to 5,206,745 class A shares, and shared dispositive power with respect to 129,922 class A shares.

(8)	Class A shares only.

Directors and Executive Officers

The following table contains information concerning the beneficial ownership of class A common shares of the Company by each current director and executive officer of the Company and by all directors and executive officers of the Company as a group.

The group total in the following table includes class A shares beneficially owned by directors and officers as well as (a) 429,250 class A shares covered by stock options held by them and exercisable within 60 days under the Company’s 2004 Stock Option Plan and 2009 Share Award and Incentive Plan, (b) awards of deferred shares vesting within 60 days under the 2009 plan covering 62,100 class A shares without performance criteria held by directors and officers, and (c) awards of restricted shares under the 2009 Plan covering 94,500 class A shares held by directors. It does not include awards of deferred shares with performance criteria vesting within 60 days covering up to 231,300 class A shares held by officers. The group total represents approximately 1.0% of outstanding class A shares.

As noted above, Ms. Leith and Mr. Campbell may be deemed to share beneficial ownership of the class B shares held by Belmond Holdings 1 Ltd. because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares(1)(2)

Harsha V. Agadi	68,300
Ralph K. Aruzza	—
Filip J.M. Boyen	162,000
John D. Campbell	57,295
Roland A. Hernandez	41,200
Mitchell C. Hochberg	62,565
Ruth A. Kennedy	18,500
Prudence M. Leith	47,470
Richard M. Levine	89,800
Martin O'Grady	105,700
Maurizio Saccani	127,800
H. Roeland Vos	10,200
John M. Scott III	330,100
All directors and officers as a group (13 persons) including exercisable stock options, vested deferred shares and restricted shares	1,120,930

(1) Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares and Mr. Campbell shares voting and dispositive power with respect to 11,000 shares.
(2) Includes shares subject to options and restricted stock as to which the individual has the right to acquire beneficial ownership within 60 days as follows: (i) Mr. Agadi, 10,200 restricted shares vesting in July 2015 and 8,300 restricted shares vesting in June 2016; Mr. Boyen, 126,400 shares subject to vested options at exercise prices ranging from $8.06 to $59.23 or a weighted average of $16.94 per share and 11,900 deferred shares without performance criteria vesting in March 2015; Mr. Campbell, 17,150 shares subject to vested options at exercise prices ranging from $5.89 to $59.23 or a weighted average of $37.24 per share; Mr . Hernandez, 10,300 restricted shares vesting in June 2015, 10,200 restricted shares vesting in July 2015 and 8,300 restricted shares vesting in June 2016; Mr. Hochberg, 10,200 restricted shares vesting in July 2015 and 8,300 restricted shares vesting in June 2016; Ms. Kennedy, 10,200 restricted shares vesting upon Ms. Kennedy's retirement from the board and 8,300 restricted shares vesting in June 2016; Ms. Leith, 12,600 shares subject to vested options at exercise prices ranging from $5.89 to $59.23 or a weighted average of $39.73 per share; Mr. Levine, 63,400 shares subject to vested options at an exercise price of $9.95 per share and 26,400 deferred shares without performance criteria vesting in March 2015; Mr. O'Grady, 93,800 shares subject to vested options at exercise prices ranging from $8.06 to $51.90 or a weighted average of $11.34 per share and 11,900 deferred shares without performance criteria vesting in March 2015; Mr. Saccani, 115,900 shares subject to vested options at exercise prices ranging from $8.06 to $59.23 or a weighted average of $11.85 per share and 11,900 deferred shares without performance criteria vesting in March 2015; and Mr. Vos, 10,200 restricted shares vesting in 2017.

The foregoing table excludes stock options to purchase an aggregate of 954,400 class A shares not exercisable within 60 days held by officers under the Company’s 2004 Stock Option Plan and 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares covering an aggregate of up to 1,180,000 class A shares not vesting within 60 days held by directors and officers under the 2009 plan.

The board of directors of the Company adopted revised Corporate Governance Guidelines concerning class A share ownership by non-executive directors and executive management in 2014. The guidelines require each director in office on July 1, 2014 to own class A shares in an amount equivalent to three times the annual board equity compensation amount (currently $150,000) within five years of July 1, 2014, with the shares owned to be valued at the higher of cost or current market value. Executive management is required to own an amount of class A common shares equal to a multiple of annual base salary within five years of March 1, 2015 as follows: the Chief Executive Officer is to own class A common shares equal to five times annual base salary; Executive Vice Presidents are to own class A common shares equal to three times annual base salary; and selected Senior Vice Presidents and Vice Presidents are to own one times annual base salary.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.0%
Cohen & Steers et al.	14,933,681	—	5.2%
Indian Hotels et al.	7,130,764	—	2.5%
Dimensional et al.	6,830,218	—	2.4%
Reuben Brothers et al.	6,466,495	—	2.3%
BlackRock et al.	6,575,135	—	2.3%
Vanguard et al.	5,336,667	—	1.9%
All directors and executive officers as a group (13 persons) including exercisable stock options, vested deferred shares and restricted shares as noted above	1,120,930	18,044,478	67.4%

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

Holdings and the Company's directors and executive officers hold in total approximately 18% in number of the currently outstanding class A and class B shares having approximately 67% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders.  Other shareholders, accordingly, hold approximately 82% in number of the outstanding common shares having about 33% of combined voting power in the Company.

Under Bermuda law, the class B shares owned by Holdings (representing approximately 63% of the combined voting power) are outstanding and may be voted by that subsidiary.  The investment by Holdings in class B shares and the manner in which Holdings votes those shares are determined by the board of directors of Holdings (two of whom are also directors of the Company) consistently with the exercise by those directors of their fiduciary duties to the subsidiary.  Holdings, therefore, has the ability to elect at least a majority of the members of the board of directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders.

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire Belmond without the consent of the Company's board of directors.  These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners.  Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer.  Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects.  See Note 17(b) to the Financial Statements (Item 8 above).  Although Belmond management believes these provisions provide the Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company's board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

Information responding to Item 201(d) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 13.                          Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

See Note 24 to the Financial Statements (Item 8 above) regarding related party transactions.

In addition, James B. Sherwood, a former director of the Company, owns a private residential apartment in the Hotel Cipriani in Venice, Italy, a hotel owned by a subsidiary of the Company.  Belmond has granted Mr. Sherwood a right of first refusal to purchase the hotel in the event Belmond proposes to sell it.  The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale.  Similarly, if Mr. Sherwood proposes to sell his apartment, he has granted Belmond a right of first refusal to purchase it at fair market value or, at Mr. Sherwood’s option in the case of a proposed cash sale, the offered sale price.  In addition, the Company has granted an option to Mr. Sherwood to purchase the hotel at fair market value if a change in control of the Company occurs.  Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR.  The rights and obligations of Mr. Sherwood are not assignable and expire one year after his death. These agreements relating to the Hotel Cipriani between Mr. Sherwood and Belmond and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

Director Independence

The eight members of the board of directors of the Company are identified in Item 10—Directors, Executive Officers and Corporate Governance.  Regarding the independence of directors from Belmond and its management, the board has reviewed the materiality of any relationship that each of them has with Belmond either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation.  The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any managerial, familial, professional, commercial, compensatory or affiliated relationship between a director and the Company, a subsidiary or another director, the SEC's independence rules with respect to members of the Company’s Audit Committee, and the NYSE's listing standards with respect to members of the Company's Compensation Committee.

Based on this review, the board has determined that Mss. Kennedy and Leith and Messrs. Agadi, Campbell, Hernandez, Hochberg and Vos are independent directors.  The Company’s Corporate Governance Guidelines are filed as an exhibit to this report and are available at Belmond’s website investor.belmond.com.

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, Belmond’s independent registered public accounting firm, for audit and permitted non-audit services in 2014 and 2013:

	2014	2013
Year ended December 31,	$	$

Audit fees	2,498,500	2,350,000
Audit-related fees	—	84,900
Tax fees	254,500	439,000
All other fees	—	—
Total	2,753,000	2,873,900

Audit services consist of work performed in connection with the audits of Belmond's financial statements and its internal control over financial reporting for each fiscal year and in the review of financial statements included in quarterly reports during the year, as well as work normally done by the independent auditor in connection with statutory and regulatory filings, such as statutory audits of non-U.S. subsidiaries, and consents and comfort letters for SEC registration statements.

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories.  There were no other services provided in 2014 and 2013.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor.  Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services.  Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services.  If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor.  To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting.  For 2014 and 2013, all of the audit and permitted non-audit services described above were pre-approved under the policy.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

BELMOND LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2014
Allowance for doubtful accounts	563,000	47,000	(90,000)	(2)	(95,000)	(1)	425,000
Valuation allowance on deferred tax assets	110,780,000	4,573,000	(23,891,000)	(3)	—		91,462,000

Year ended December 31, 2013
Allowance for doubtful accounts	472,000	200,000	9,000	(2)	(118,000)	(1)	563,000
Valuation allowance on deferred tax assets	97,376,000	13,015,000	389,000	(3)	—		110,780,000

Year ended December 31, 2012
Allowance for doubtful accounts	602,000	208,000	7,000	(2)	(345,000)	(1)	472,000
Valuation allowance on deferred tax assets	50,746,000	6,093,000	40,537,000	(3)	—		97,376,000

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

Dated:  February 27, 2015

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 27, 2015

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ John D. Campbell	Director
John D. Campbell

/s/ J. Roland A. Hernandez	Chairman and Director
Roland A. Hernandez

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Ruth A. Kennedy	Director
Ruth A. Kennedy

/s/ Prudence M. Leith	Director
Prudence M. Leith

/s/ H. Roeland Vos	Director
H. Roeland Vos

/s/ John M. Scott III	President, Chief Executive Officer and Director
John M. Scott III

/s/ Martin O’Grady	Executive Vice President, Chief Financial Officer (Chief Accounting Officer)
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 10.1 to March 27, 2014 Form 8-K Current Report (File No. 001-16017)	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank

Belmond has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of Belmond on a consolidated basis.  The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to long-term debt not filed as an exhibit to this report.

10.1	Exhibit 10.1 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2	Exhibit 10.2 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 001-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5	Exhibit 10.5 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.8 to 2012 Form 10-K Annual Report (File No. 001-16017)	Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9	Exhibit 10.9 to 2012 Form 10-K Annual Report (File No. 001-16017)	Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10	Exhibit 10.10 to 2012 Form 10-K Annual Report (File No. 001-16017)	Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11	Exhibit 10.11 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Severance Agreement between Orient-Express Hotels Ltd. and certain of its officers, as amended
10.12	Exhibit 10.12 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Indemnification Agreement between Orient-Express Hotels Ltd. and its non-executive directors and certain of its officers
10.13	Exhibit 10 to June 30, 2013 Form 10-Q Quarterly Report (File No. 001-16017)	Services Agreement between Orient-Express Hotels Ltd. and J. Robert Lovejoy dated June 18, 2013
12		Statement of computation of ratios
14	Exhibit 14 to April 30, 2013 Form 8-K Current Report (File No. 001-16017)	Code of Conduct as adopted April 30, 2013

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Belmond Ltd.
23
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to June 1, 2010 Form 8-K Current Report (File No. 001-16017)	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file