Form 10-Q
period 2015-03-31
Belmond Ltd.
filed 2015-05-01
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

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

 As of April 27, 2015, 104,002,916 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014
	$’000	$’000
Assets
Cash and cash equivalents	110,492	135,118
Restricted cash	3,109	1,905
Accounts receivable, net of allowances of $387 and $425	32,193	30,310
Due from unconsolidated companies	14,027	15,894
Prepaid expenses and other	33,942	17,791
Inventories	27,713	30,501
Total current assets	221,476	231,519

Property, plant and equipment, net of accumulated depreciation of $326,405 and $338,438	1,107,575	1,168,757
Investments in unconsolidated companies	66,008	65,831
Goodwill	125,708	132,644
Other intangible assets	14,402	13,958
Other assets	49,907	55,609
Total assets (1)	1,585,076	1,668,318

Liabilities and Equity
Accounts payable	17,485	24,855
Accrued liabilities	68,217	68,635
Deferred revenue	41,587	30,943
Current portion of long-term debt and obligations under capital leases	5,323	5,549
Total current liabilities	132,612	129,982

Long-term debt and obligations under capital leases	590,993	612,235
Liability for pension benefit	1,781	2,386
Other liabilities	24,950	23,897
Deferred income taxes	129,758	134,120
Liability for uncertain tax positions	3,484	3,437
Total liabilities (1)	883,578	906,057

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 104,193,628 (2014 — 103,979,577)	1,042	1,040
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2014 — 18,044,478)	181	181

Additional paid-in capital	1,001,568	1,000,803
(Accumulated deficit)/retained earnings	(3,786)	5,763
Accumulated other comprehensive loss	(298,312)	(246,420)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2014 — 18,044,478)	(181)	(181)
Total shareholders’ equity	700,512	761,186
Non-controlling interests	986	1,075
Total equity	701,498	762,261

Total liabilities and equity	1,585,076	1,668,318

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at March 31, 2015 and December 31, 2014 is Charleston Center LLC. These assets and liabilities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	$’000	$’000

Assets
Cash and cash equivalents	2,239	2,501
Restricted cash	646	768
Accounts receivable, net of allowances of $Nil and $Nil	4,047	2,062
Prepaid expenses and other	821	1,342
Inventories	1,443	1,527
Total current assets	9,196	8,200

Property, plant and equipment, net of accumulated depreciation of $27,655 and $26,581	198,714	197,608
Other assets	1,824	1,931
Total assets	209,734	207,739

Liabilities
Accounts payable	1,912	3,937
Accrued liabilities	4,429	2,485
Deferred revenue	3,424	2,151
Current portion of long-term debt and obligations under capital leases	220	217
Total current liabilities	9,985	8,790

Long-term debt and obligations under capital leases	97,271	97,328
Other liabilities	16,090	15,940
Total liabilities	123,346	122,058

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Revenue	99,490	102,543

Expenses:
Cost of services	47,801	49,903
Selling, general and administrative	48,021	50,772
Depreciation and amortization	12,579	12,119

Total operating costs and expenses	108,401	112,794

Gain on disposal of property, plant and equipment	150	3,704

Losses from operations	(8,761)	(6,547)

Loss on extinguishment of debt	—	(14,506)
Interest income	263	402
Interest expense	(7,615)	(9,535)
Foreign currency, net	(2,756)	448

Losses before income taxes and earnings from unconsolidated companies, net of tax	(18,869)	(29,738)

Benefit from income taxes	9,280	10,242

Losses before earnings from unconsolidated companies, net of tax	(9,589)	(19,496)

Earnings/(losses) from unconsolidated companies, net of tax (benefit)/provision of $(724) and $(325)	325	(413)

Losses from continuing operations	(9,264)	(19,909)

Net losses from discontinued operations, net of tax provision/(benefit) of $Nil and $Nil	(190)	(735)

Net losses	(9,454)	(20,644)

Net (earnings)/losses attributable to non-controlling interests	(95)	(116)

Net losses attributable to Belmond Ltd.	(9,549)	(20,760)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended
	March 31, 2015	March 31, 2014
	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.09)	(0.19)
Net earnings/(losses) from discontinued operations	—	(0.01)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.09)	(0.20)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.09)	(0.19)
Net earnings/(losses) from discontinued operations	—	(0.01)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.09)	(0.20)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Net losses	(9,454)	(20,644)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $(1,400) and $Nil	(51,242)	(52,097)
Change in fair value of derivatives, net of tax provision/(benefit) of $(524) and $1,503	(1,019)	2,625
Change in pension liability, net of tax provision/(benefit) of $Nil and $Nil	185	—
Total other comprehensive losses, net of tax	(52,076)	(49,472)

Total comprehensive losses	(61,530)	(70,116)

Comprehensive (income)/losses attributable to non-controlling interests	89	762

Comprehensive losses attributable to Belmond Ltd.	(61,441)	(69,354)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
	$'000	$'000

Cash flows from operating activities:
Net losses	(9,454)	(20,644)
Less: Net losses from discontinued operations, net of tax	(190)	(735)

Net losses from continuing operations	(9,264)	(19,909)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	12,579	12,119
Gain on disposal of property, plant and equipment	(150)	(3,704)
Loss on extinguishment of debt	—	14,506
(Earnings)/losses from unconsolidated companies, net of tax	(325)	413
Amortization of deferred financing costs and discount on secured term loan	695	1,481
Share-based compensation	750	791
Excess share-based compensation tax benefit	—	(96)
Change in provisions for uncertain tax positions	88	19
Change in deferred income tax	(14,482)	(14,731)
Other non-cash movements	74	(143)
Effect of exchange rates on net losses	1,940	(3,430)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,016)	(440)
Due from unconsolidated companies	386	606
Prepaid expenses and other	(1,420)	(3,344)
Inventories	875	(68)
Escrow and prepaid customer deposits	(1,313)	(1,584)
Accounts payable	(5,463)	(3,889)
Accrued liabilities	4,680	1,449
Deferred revenue	12,732	14,774
Other, net	3	94
Other cash movements:
Dividends from equity method investees	810	810
Payment of key money	—	(3,000)
Payment of swap termination costs	—	(3,985)

Net cash used in operating activities from continuing operations	(821)	(11,261)
Net cash used in operating activities from discontinued operations	(190)	(735)

Net cash used in operating activities	(1,011)	(11,996)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Three months ended
	March 31, 2015	March 31, 2014
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(16,842)	(17,998)
Capital expenditure to acquire intangible assets	(706)	—
Investments in unconsolidated companies	—	(318)
Release of restricted cash	122	6,883
Proceeds from insurance settlements	—	200
Proceeds from sale of property, plant and equipment	—	37,842

Net cash (used in)/provided by investing activities from continuing operations	(17,426)	26,609
Net cash provided by investing activities from discontinued operations	—	—

Net cash (used in)/provided by investing activities	(17,426)	26,609

Cash flows from financing activities:
Repayments of working capital loans	—	(133)
Exercised stock options and vested share awards	17	1
Excess share-based compensation tax benefit	—	96
Dividend to non-controlling interest	(20)	—
Issuance of long-term debt	—	569,097
Debt issuance costs	—	(12,931)
Principal payments under long-term debt	(1,411)	(559,975)

Net cash used in financing activities from continuing operations	(1,414)	(3,845)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(1,414)	(3,845)

Effect of exchange rate changes on cash and cash equivalents	(4,775)	37

Net (decrease)/increase in cash and cash equivalents	(24,626)	10,805

Cash and cash equivalents at beginning of period (includes $Nil and $394 of cash presented within assets held for sale)	135,118	123,553

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	110,492	134,358

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	(Accumulated deficit) /retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	887	—	—	—	—	887
Exercised stock options and vested share awards	—	1	—	—	—	—	—	—	1
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(20,760)	—	—	116	(20,644)
Other comprehensive loss	—	—	—	—	—	(48,594)	—	(878)	(49,472)

Balance, March 31, 2014	—	1,037	181	993,747	(13,117)	(141,911)	(181)	1,661	841,417

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	750	—	—	—	—	750
Exercised stock options and vested share awards	—	2	—	15	—	—	—	—	17
Comprehensive loss:
Net (losses)/earnings attributable to common shares	—	—	—	—	(9,549)	—	—	95	(9,454)
Other comprehensive loss	—	—	—	—	—	(51,892)	—	(184)	(52,076)

Balance, March 31, 2015	—	1,042	181	1,001,568	(3,786)	(298,312)	(181)	986	701,498

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

At March 31, 2015, Belmond owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or the fiscal year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. See Note 2 to the consolidated financial statements in the 2014 Annual Report on Form 10-K for additional information regarding significant accounting policies.

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

Accounting policies

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year.

Functional currency change

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. In the three months ended March 31, 2014, a foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses.

Accounting pronouncements adopted during the period

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions. The revised guidance will change how entities identify and disclose information about disposal transactions. The guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial position, results of operations and cash flows.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for the fiscal year beginning January 1, 2017. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

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

In February 2015, the FASB issued new guidance which amends consolidation requirements and changes the analysis required in relation to variable interest entities and whether or not these entities should be consolidated. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. Debt issuance costs included in Other assets on the condensed consolidated balance sheets were $12,519,000 at March 31, 2015 (December 31, 2014 - $13,095,000).

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended
	March 31, 2015	March 31, 2014

Numerator ($'000)
Net earnings/(losses) from continuing operations	(9,264)	(19,909)
Net earnings/(losses) from discontinued operations	(190)	(735)
Net losses/(earnings) attributable to non-controlling interests	(95)	(116)

Net earnings/(losses) attributable to Belmond Ltd.	(9,549)	(20,760)

Denominator (shares '000)
Basic weighted average shares outstanding	104,112	103,719
Effect of dilution	—	—

Diluted weighted average shares outstanding	104,112	103,719

	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.089)	(0.192)
Net earnings/(losses) from discontinued operations	(0.002)	(0.007)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.092)	(0.200)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.089)	(0.192)
Net earnings/(losses) from discontinued operations	(0.002)	(0.007)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.092)	(0.200)

For the three months ended March 31, 2015 and 2014, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because Belmond incurred a net loss in that period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended
	March 31, 2015	March 31, 2014

Share options	3,098,083	2,828,800
Share-based awards	1,664,766	1,638,856

Total	4,762,849	4,467,656

The number of share options and share-based awards unexercised at March 31, 2015 was 4,762,849 (March 31, 2014 - 4,467,656).

3.    Assets held for sale and discontinued operations

At March 31, 2015 and December 31, 2014, no properties were classified as held for sale. For the three months ended March 31, 2015 and 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

During the three months ended March 31, 2014, Inn at Perry Cabin by Belmond, St. Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations.

(a)    Properties sold: Inn at Perry Cabin by Belmond

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

The following is a summary of net assets sold and the gain recorded on sale for Inn at Perry Cabin by Belmond:

Inn at Perry Cabin by Belmond
March 21, 2014
$'000

Property, plant and equipment	32,293
Net working capital (deficit)/surplus	(820)
Net assets	31,473
Transfer of foreign currency translation loss/(gain)	—
31,473
Consideration:
Cash	25,680
Reduction in debt facility on sale of hotel	11,020
Key money retained by buyer	3,000
Less: Working capital adjustment	(1,130)
Less: Costs to sell	(393)
38,177

Gain on sale	6,704

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

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs relating to Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized operating results of the properties classified as discontinued operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(150)	(40)	(190)

Losses before tax	(150)	(40)	(190)

Net losses from discontinued operations	(150)	(40)	(190)

	Three months ended March 31, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(677)	(58)	(735)

Losses before tax	(677)	(58)	(735)

Net losses from discontinued operations	(677)	(58)	(735)

The results of discontinued operations for the three months ended March 31, 2015 and 2014 include legal fees of $150,000 (March 31, 2014 - $677,000), in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17.

(c)    Assets and liabilities held for sale

There were no properties classified as held for sale at March 31, 2015 and December 31, 2014.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $209,734,000 at March 31, 2015 (December 31, 2014 - $207,739,000 ) and exclude goodwill of $40,395,000 (December 31, 2014 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $123,346,000 at March 31, 2015 (December 31, 2014 - $122,058,000).

All deferred taxes attributable to the Company’s investment in the LLC arise at the investor level and are therefore not included in the footnote to the condensed consolidated balance sheets.

(b)    VIEs of which Belmond is not the primary beneficiary

Belmond holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. Belmond concluded that the PeruRail joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all the budgetary and capital decisions require a majority of approval of the joint venture's board of directors. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of condensed consolidated operations.

The carrying amounts and maximum exposures to loss as a result of Belmond’s involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	$’000	$’000	$’000	$’000

Investment	42,483	41,713	42,483	41,713
Due from unconsolidated company	5,235	5,931	5,235	5,931
Guarantees	—	—	3,649	4,124
Contingent guarantees	—	—	10,482	11,226

Total	47,718	47,644	61,849	62,994

The maximum exposure to loss for the Peru rail joint venture exceeds Belmond’s carrying amounts in the joint venture due to guarantees, which, as discussed below, are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at March 31, 2015, Belmond does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has guaranteed $3,649,000 and contingently guaranteed $4,052,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,430,000, through May 2015.

Long-term debt obligations of the rail joint venture in Peru at March 31, 2015 totaling $3,649,000 have been classified within current liabilities of the joint venture in its stand-alone financial statements, as it was out of compliance with a debt service coverage ratio covenant in its loan facilities. Discussions with the lenders to bring the joint venture into compliance are continuing, although this non-compliance is not expected to have a material impact on Belmond’s financial flexibility.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. These investments include the 50% ownership in rail and hotel joint venture operations in Peru and in Hotel Ritz by Belmond, Madrid, Spain, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	March 31, 2015	December 31, 2014
	$’000	$’000

Current assets	47,065	52,289

Property, plant and equipment, net	327,880	340,546
Other assets	35,588	37,917
Non-current assets	363,468	378,463

Total assets	410,533	430,752

Current liabilities, including $91,621 and $96,824 current portion of third-party debt	152,615	157,273

Long-term debt	21,086	27,014
Other liabilities	115,334	125,210
Non-current liabilities	136,420	152,224

Total shareholders’ equity	121,498	121,255

Total liabilities and shareholders’ equity	410,533	430,752

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Revenue	33,836	34,715

Gross profit[1]	18,846	18,481

Net earnings/(losses)[2]	796	(352)
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

There are guarantees and contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at March 31, 2015, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2020, $18,750,000 of debt obligations of the joint venture in Peru that operates four hotels. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

At March 31, 2015, long-term debt obligations totaling $60,700,000 of Hotel Ritz by Belmond, in which Belmond has a 50% equity investment, have been classified within current liabilities in the joint venture’s stand-alone financial statements as it was out of compliance with the debt service coverage ratio covenant in its first mortgage loan facility. Belmond anticipates negotiations with the lender as to how to bring the hotel into long-term compliance. Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees. Belmond and its joint venture partner have each guaranteed $8,058,000 of the debt obligations.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2015	December 31, 2014
	$’000	$’000

Land and buildings	1,018,653	1,069,846
Machinery and equipment	180,107	194,155
Fixtures, fittings and office equipment	216,579	224,270
River cruise ship and canal boats	18,641	18,924

	1,433,980	1,507,195
Less: Accumulated depreciation	(326,405)	(338,438)

Total property, plant and equipment, net of accumulated depreciation	1,107,575	1,168,757

The major classes of assets under capital leases included above are as follows:

	March 31, 2015	December 31, 2014
	$’000	$’000

Machinery and equipment	687	716
Fixtures, fittings and office equipment	168	181

	855	897
Less: Accumulated depreciation	(631)	(652)

Total assets under capital leases, net of accumulated depreciation	224	245

The depreciation charge on property, plant and equipment for the three months ended March 31, 2015 was $12,485,000 (March 31, 2014 - $12,051,000).

The table above includes property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $198,714,000 at March 31, 2015 (December 31, 2014 - $197,608,000).

There were no impairments in the three months ended March 31, 2015 (March 31, 2014 - $Nil).

There was no capitalized interest in the three months ended March 31, 2015 (March 31, 2014 - $Nil).

7.    Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows:

	At January 1, 2015
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	At March 31, 2015
	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	71,292	(10,104)	61,188	—	(5,824)	55,364
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	21,705	(8,113)	13,592	—	(982)	12,610
Owned trains and cruises	7,873	—	7,873	—	(130)	7,743

Total	166,971	(34,327)	132,644	—	(6,936)	125,708

There were no triggering events in the three months ended March 31, 2015 that would have required Belmond to reassess the carrying value of goodwill.

Note 8 to the consolidated financial statements in the Company's 2014 Annual Report on Form 10-K noted limited headroom in the goodwill impairment test for Belmond Grand Hotel Europe and Belmond La Résidence Phou Vao and described factors that are specifically sensitive for the determination of the fair value of these reporting units. A number of these factors, in particular the macroeconomic condition of the Russian economy, remain volatile and the Company continues to keep the carrying value of these properties and the assumptions used to calculate their fair value under close review.

In the current quarter the Company considered whether the significant decline in the Euro relative to the U.S. dollar and the impact on spending by European travelers at its Asian properties indicated whether it was more likely than not that the fair values of certain properties, including Belmond Jimbaran Puri and Belmond La Résidence d’Angkor, were less than their carrying values. While the Company concluded that there was no need to perform a detailed impairment test in the current quarter, it is carefully monitoring the situation.

8.    Other intangible assets

Other intangible assets consist of the following as of March 31, 2015:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2015	8,586	1,888	7,100	17,574
Additions	706	—	—	706
Foreign currency translation adjustment	(197)	(97)	—	(294)

Balance at March 31, 2015	9,095	1,791	7,100	17,986

Accumulated amortization:
Balance at January 1, 2015	2,486	1,130		3,616
Charge for the period	63	31		94
Foreign currency translation adjustment	(68)	(58)		(126)

Balance at March 31, 2015	2,481	1,103		3,584

Net book value:
At March 31, 2015	6,614	688	7,100	14,402

At December 31, 2014	6,100	758	7,100	13,958

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Favorable lease asset additions of $706,000 relate to a concession obtained by Belmond Villa Sant’Andrea in Sicily, Italy to operate a portion of beach adjacent to the hotel.

Total amortization expense for the three months ended March 31, 2015 was $94,000 (March 31, 2014 - $68,000). Estimated total amortization expense for the remainder of the year ending December 31, 2015 is $282,000 and for each of the years ending December 31, 2016 to December 31, 2020 is $376,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	March 31, 2015	December 31, 2014
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of four to 13 years (2014 - five to 14 years), with a weighted average interest rate of 4.34% (2014 - 4.35%)	598,582	620,106
Obligations under capital lease	88	129

Total long-term debt and obligations under capital lease	598,670	620,235

Less: Current portion	5,323	5,549
Less: Discount on secured term loan	2,354	2,451

Non-current portion of long-term debt and obligations under capital lease	590,993	612,235

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2015:

$’000

Remainder of 2015	3,989
2016	5,331
2017	5,318
2018	5,320
2019	91,331
2020	5,346
2021 and thereafter	482,035

Total long-term debt and obligations under capital lease	598,670

The Company has guaranteed $501,091,000 of the long-term debt of its subsidiary companies as at March 31, 2015 (December 31, 2014 - $522,561,000).

Deferred financing costs related to the above outstanding long-term debt were $12,519,000 at March 31, 2015 (December 31, 2014 - $13,095,000) and are amortized to interest expense over the term of the corresponding long-term debt. These costs are included in Other assets on the condensed consolidated balance sheets.

A loss on extinguishment of debt of $Nil was recognized in the three months ended March 31, 2015 (March 31, 2014 - loss of $14,506,000). The loss in the three months ended March 31, 2014 comprised costs associated with the March corporate debt refinancing.

The tables above include the debt of Charleston Center LLC, a consolidated VIE, of $97,491,000 at March 31, 2015 (December 31, 2014 - $97,545,000). This amount includes the $86,000,000 refinanced in August 2014 and is non-recourse to Belmond. Deferred financing costs related to this debt were $875,000 at March 31, 2015 (December 31, 2014 - $922,000).

(b)                              Revolving credit and working capital facilities

Belmond had approximately $106,378,000 of revolving credit and working capital facilities at March 31, 2015 (December 31, 2014 - $107,004,000) of which $5,518,000 has been allocated to an existing letter of credit and $100,860,000 was available (December 31, 2014 - $101,486,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2015	December 31, 2014
	$’000	$’000

Interest rate swaps (see Note 19)	2,204	618
Long-term accrued interest on subordinated debt at Charleston Center LLC	16,090	15,940
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 3)	2,400	2,550
Deferred lease incentive	285	315
Accrued income tax	1,880	2,118
Withholding tax provision classified as interest	2,091	2,356

Total other liabilities	24,950	23,897

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	243	275
Expected return on assets	(255)	(287)
Net amortization and deferrals	185	139

Net periodic benefit cost	173	127

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,883,000 at March 31, 2015) annually until the plan is fully funded, which, based on its December 2012 actuarial assessment, is projected to occur in 2017. During the three months ended March 31, 2015, contributions of $480,000 (March 31, 2014 - $537,000) were made to the pension plan and Belmond anticipates contributing an additional $1,403,000 to fund the plan in 2015 for a total of $1,883,000.

Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $12,136,000 at March 31, 2015), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three months ended March 31, 2015, the income tax benefit was $9,280,000 (March 31, 2014 - $10,242,000).

The benefit from income taxes in the three months ended March 31, 2015 was lower than in the three months ended March 31, 2014 primarily due to the recognition of a deferred tax asset in respect of tax-deductible costs incurred in completing the Company's corporate debt facility in March 2014.

The Company's quarterly tax charge is based upon the annual forecasted effective tax rate. The Company received approval during the first quarter to migrate its tax residence to the United Kingdom effective on April 1, 2015 and this migration has been reflected in the forecasted effective tax rate. The tax migration is intended to address prospective tax risks associated with initiatives taken by the Organization for Economic Co-operation and Development (OECD) countries to rigorously re-assess the activities and tax positions of companies organized in low tax jurisdictions, such as Bermuda, the Company’s jurisdiction of incorporation. The Company does not expect the tax migration to have a material impact on its tax expense for the year ended December 31, 2015 or going forward.

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,920	8,054

Amortization of deferred financing costs and discount on secured term loan	695	1,481

	7,615	9,535

14.    Supplemental cash flow information

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Cash paid during the period for:
Interest	6,897	7,765

Income taxes, net of refunds	5,114	4,470

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $107,000 for the three months ended March 31, 2015 (March 31, 2014 - $1,123,000).

15.    Restricted cash

The major balances in restricted cash are as follows:

	March 31, 2015	December 31, 2014
	$’000	$’000

Refundable and non-refundable cash deposits held with banks pending completion of asset sales	500	500
Cash deposits required to be held with lending banks as collateral	646	768
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	1,921	647
Bonds and guarantees	688	758

Total restricted cash	3,755	2,673

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at March 31, 2015 was $646,000 (December 31, 2014 - $768,000).

16.    Share-based compensation plans

At March 31, 2015, Belmond had three share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three months ended March 31, 2015 was $750,000 (March 31, 2014 - $791,000). The total compensation cost related to unexercised options and unvested share awards at March 31, 2015 to be recognized over the period April 1, 2015 to March 31, 2019 was $15,955,000 and the weighted average period over which it is expected to be recognized is 28 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the three months ended March 31, 2015.

2009 share award and incentive plan

During the three months ended March 31, 2015, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares with and without performance criteria were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2019	$0.01	43%	1.42%	$—	4 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2018	$0.01	36%	0.95%	$—	3 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2017	$0.01	31%	0.60%	$—	2 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2016	$0.01	30%	0.24%	$—	1 year
Deferred shares with performance criteria	256,358	March 20, 2015	March 20, 2018	$0.01	36%	0.95%	$—	3 years

17.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $12,826,000 at March 31, 2015 (December 31, 2014 - $15,486,000).

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

In November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed Belmond from the hotel under long-term lease to Belmond without prior notice. As a result, Belmond has been unable to continue operating the hotel and, accordingly, to prevent any confusion to its guests, Belmond has ceased referring to the property in its sales and marketing materials, including all electronic marketing, for the time being. Belmond believes that the owner's actions are unlawful and in breach of the lease arrangement and constitute a wrongful dispossession. Belmond is pursuing its legal remedies under the lease, which provides for resolution of disputes by arbitration in Singapore, where Belmond has sought emergency arbitral orders to return the hotel to Belmond's possession and management and to stay court proceedings in Indonesia brought by the owner in November 2013 seeking annulment of the lease and damages from Belmond. In December 2013, the arbitrator ordered the owner to suspend the Indonesian court proceedings on an interim basis while the Singapore arbitration continues. Belmond expects the arbitral panel to issue a decision in this case by July 1, 2015. In April 2014, the Indonesian trial court dismissed the owner’s case for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner appealed this decision, which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court. The owner has subsequently filed numerous claims against Belmond, as well as its legal counsel and the Indonesian Investment Coordinating Board, the agency of the Indonesian government responsible for foreign direct investment, in the Indonesian courts. In April 2015, the Indonesian District Court in Bali dismissed another of the owner’s claims on the basis of lack of jurisdiction as disputes between the parties are to be resolved by arbitration in Singapore. Belmond does not believe there is merit to any of the other outstanding actions and is vigorously defending its rights. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days.

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

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,666,000 (equivalent to $5,195,000 at March 31, 2015). However, since October 2009 the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($3,449,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid of R$16,241,000 ($5,063,000) has been fully reserved. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at March 31, 2015 below. Beyond the amounts reserved, management estimates that the range of possible additional loss to Belmond could be between R$2,000,000 and R$2,500,000 (equivalent to $623,000 and $779,000 at March 31, 2015) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,300,000) was due on March 31, 2015 as a result of the denial of the application. The Company intends to continue to press for a reconsideration by the Ministry of its request and, if unsuccessful, may choose to litigate the matter in the Brazilian courts. As part of its decision, the Company will determine whether, when and how much of the assessed amount it will pay.

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

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its “Cipriani” trademark. An amount of $3,947,000 was paid by the defendants to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. The remaining payment at March 31, 2015, representing interest of $1,178,000, has not been recognized by Belmond because of the uncertainty of collectibility. Despite the May 2010 settlement and Belmond's belief that the ownership issues over the “Cipriani” trademark in the European Union had been resolved in its favor, Belmond has recently initiated an infringement action in Spain against a company beneficially owned by members of the Cipriani family. Members of the Cipriani family have initiated proceedings against Belmond in Venice seeking a declaration to allow the use by them of the Cipriani name in connection with restaurants despite the holding by Belmond of the "Cipriani" trademark. Belmond has also initiated proceedings against the Cipriani family's corporate vehicle in Russia to seek cancellation of Russian "Cipriani" trademarks. While Belmond believes that it has a meritorious defense to the claim in Italy and a strong case against the defendants in Spain and Russia, Belmond may fail to prevail in either of these actions. Management cannot estimate the range of possible additional loss to Belmond which has made no reserves in these matters. In January 2015, the Cipriani family and affiliated entities commenced proceedings against the Company in the Court of Venice, asserting that a 1967 sale agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani”. This argument had already been considered and rejected by the London High Court in the 2010 litigation mentioned above, and the Company intends to vigorously defend its interests against this latest claim.

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

Future rental payments as at March 31, 2015 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2015	7,581
2016	9,708
2017	9,658
2018	9,203
2019	8,791
2020	8,896
2021 and thereafter	68,012

Future rental payments under operating leases	121,849

Rental expense for the three months ended March 31, 2015 amounted to $2,844,000 (March 31, 2014 - $3,148,000), respectively.

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

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
March 31, 2015	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	8	—	8

Total assets	—	8	—	8

Liabilities at fair value:
Derivative financial instruments	—	(5,137)	—	(5,137)

Total net liabilities	—	(5,129)	—	(5,129)

	Level 1	Level 2	Level 3	Total
December 31, 2014	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	13	—	13

Total assets	—	13	—	13

Liabilities at fair value:
Derivative financial instruments	—	(3,602)	—	(3,602)

Total net liabilities	—	(3,589)	—	(3,589)

During the three months ended March 31, 2015, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of March 31, 2015 and December 31, 2014 were as follows:

		March 31, 2015		December 31, 2014
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Loans from banks and other parties (see Note 9)	Level 3	598,582	650,958	620,106	663,653

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no impairments in the three months ended March 31, 2015 (March 31, 2014 - $Nil).

19.    Derivatives and hedging activities

Cash flow hedges of interest rate risk

As of March 31, 2015 and December 31, 2014, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	March 31, 2015	December 31, 2014
	’000	’000

Interest rate swaps	€74,250	€74,438
Interest rate swaps	$213,775	$214,206
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of March 31, 2015 and December 31, 2014:

		Fair value as of March 31, 2015	Fair value as of December 31, 2014
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	8	13
Interest rate derivatives	Accrued liabilities	(2,933)	(2,984)
Interest rate derivatives	Other liabilities	(2,204)	(618)

Total		(5,129)	(3,589)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at March 31, 2015 and December 31, 2014. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At March 31, 2015, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,871,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three months ended March 31, 2015 was a gain of $20,155,000 (March 31, 2014 - $434,000 loss).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of March 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $5,137,000 (December 31, 2014 - $3,602,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $5,169,000 (December 31, 2014 - $3,615,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $159,540,000 at March 31, 2015, being a liability of Belmond (December 31, 2014 - $180,149,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Three months ended March 31, 2015	$’000	$’000	$’000	$’000

Balance at January 1, 2015	(232,328)	(3,569)	(10,523)	(246,420)

Other comprehensive income/(loss) before reclassifications	(51,058)	(1,748)	185	(52,621)

Amounts reclassified from AOCI	—	729	—	729

Net current period other comprehensive income/(loss)	(51,058)	(1,019)	185	(51,892)

Balance at March 31, 2015	(283,386)	(4,588)	(10,338)	(298,312)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	March 31, 2015	March 31, 2014
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	729	609	Interest expense

Total reclassifications for the period	729	609

21.    Segment information

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Owned hotels:
Europe	11,918	14,536
North America	40,978	38,233
Rest of world	36,808	36,530
Total owned hotels	89,704	89,299
Part-owned/managed hotels	860	963
Total hotels	90,564	90,262
Owned trains and cruises	7,608	10,996
Part-owned/managed trains	1,318	1,285
Total trains and cruises	8,926	12,281

Total revenue	99,490	102,543

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Owned hotels:
Europe	(7,390)	(8,394)
North America	10,820	7,317
Rest of world	11,427	10,776
Total owned hotels	14,857	9,699
Part-owned/managed hotels	(307)	(505)
Total hotels	14,550	9,194
Owned trains and cruises	(2,298)	(781)
Part-owned/managed trains	1,857	1,881
Total trains and cruises	(441)	1,100

Reconciliation to net losses:
Total segment profit	14,109	10,294

Gain on disposal of property, plant and equipment	150	3,704
Central overheads	(10,090)	(8,373)
Share-based compensation	(750)	(791)
Depreciation and amortization	(12,579)	(12,119)
Loss on extinguishment of debt	—	(14,506)
Interest income	263	402
Interest expense	(7,615)	(9,535)
Foreign currency, net	(2,756)	448
Benefit from income taxes	9,280	10,242
Share of benefit from income taxes of unconsolidated companies	724	325

Losses from continuing operations	(9,264)	(19,909)
Losses from discontinued operations	(190)	(735)

Net losses	(9,454)	(20,644)

Earnings from unconsolidated companies, net of tax:

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Part-owned/managed hotels	(505)	(866)
Part-owned/managed trains	830	453

Total earnings from unconsolidated companies, net of tax	325	(413)

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Owned hotels:
Europe	8,965	8,216
North America	3,261	4,937
Rest of world	1,978	3,867
Total owned hotels	14,204	17,020
Owned trains and cruises	2,472	906

Unallocated corporate	166	72

Total capital expenditure to acquire property, plant and equipment	16,842	17,998

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended
	March 31, 2015	March 31, 2014
	$’000	$’000

Bermuda	—	—
Italy	1,301	1,318
United Kingdom	7,313	8,591
United States	25,075	23,384
Brazil	19,910	21,287
All other countries	45,891	47,963

Total revenue	99,490	102,543

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three months ended March 31, 2015, Belmond earned management fees from Eastern and Oriental Express Ltd. of $125,000 (March 31, 2014 - $172,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at March 31, 2015 was $5,128,000 (December 31, 2014 - $5,227,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Peru Rail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2015, Belmond earned management and guarantee fees from its Peruvian joint ventures of $1,860,000 (March 31, 2014 - $1,799,000), which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at March 31, 2015 was $6,353,000 (December 31, 2014 - $7,728,000).

Belmond manages, under long-term contract, Hotel Ritz by Belmond, in which Belmond has a 50% ownership interest. In the three months ended March 31, 2015, Belmond earned $190,000 (March 31, 2014 - $228,000) in management fees from Hotel Ritz by Belmond, which are recorded in revenue, and $126,000 (March 31, 2014 - $152,000) in interest income. The amount due to Belmond from Hotel Ritz by Belmond at March 31, 2015 was $26,549,000 (December 31, 2014 - $30,371,000). See Note 5 regarding a partial guarantee of the hotel’s bank indebtedness.

23.    Subsequent events

On March 31, 2015, the Company commenced repurchases of its class A common shares in accordance with a share repurchase program authorized by its Board of Directors. As at April 29, 2015 the Company had acquired 360,600 shares for a net consideration of $4,632,000. These shares will all be retired.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, Belmond’s hotel portfolio consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond currently owns and operates the stand-alone restaurant ‘21’ Club in New York included above within the North America segment.

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

Results of Operations

Belmond’s operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, expressed as a percentage of revenue, are as follows:

	Three months ended
	March 31, 2015	March 31, 2014
	%	%

Revenue:
Owned hotels:
Europe	12	14
North America	41	37
Rest of world	37	36
Total owned hotels	90	87
Part-owned/managed hotels	1	1
Total hotels	91	88
Owned trains and cruises	8	11
Part-owned/managed trains	1	1
Total trains and cruises	9	12

Total revenue	100	100

Cost of services	(48)	(49)
Selling, general and administrative	(48)	(50)
Depreciation and amortization	(13)	(12)
Impairment of property, plant and equipment	—	—
Gain on disposal of property, plant and equipment	—	4
Loss on extinguishment of debt	—	(14)
Interest income, interest expense and foreign currency, net	(10)	(8)
Losses before income taxes and earnings from unconsolidated companies, net of tax	(19)	(29)
Benefit from income taxes	9	10
Earnings from unconsolidated companies, net of tax	—	—
Losses from continuing operations	(10)	(19)
Net (losses)/earnings from discontinued operations, net of tax	—	(1)

Net losses	(10)	(20)

Operating information for Belmond’s owned hotels for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended
	March 31, 2015	March 31, 2014

Rooms available
Europe	43,391	43,585
North America	64,260	71,370
Rest of world	91,350	92,430
Worldwide	199,001	207,385

Rooms sold
Europe	16,504	15,672
North America	44,594	44,165
Rest of world	59,129	57,209
Worldwide	120,227	117,046

Occupancy (percentage)
Europe	38	36
North America	69	62
Rest of world	65	62
Worldwide	60	56

Average daily rate (in U.S. dollars)
Europe	333	402
North America	482	473
Rest of world	402	406
Worldwide	422	431

RevPAR (in U.S. dollars)
Europe	127	145
North America	335	293
Rest of world	260	251
Worldwide	255	243

	Three months ended March 31,		Change %
	2015	2014	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	127	145	(12)%	15%
North America	335	314	7%	8%
Rest of world	265	274	(3)%	10%
Worldwide	257	258	—%	9%

The same store RevPAR data for the three months ended March 31, 2015 and March 31, 2014 exclude the operations of Inn at Perry Cabin by Belmond, Belmond Miraflores Park and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris.

Overview

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The net losses attributable to Belmond Ltd. for the three months ended March 31, 2015 were $9.5 million ($0.09 per common share) on revenue of $99.5 million, compared with net losses of $20.8 million ($0.20 per common share) on revenue of $102.5 million for the three months ended March 31, 2014. The decrease in net losses is principally due to the fact that in the three months ended March 31, 2014, there was a loss on extinguishment of debt of $14.5 million as the Company’s hotel level debt was replaced with one corporate facility, compared to $Nil for the three months ended March 31, 2015. The three months ended March 31, 2014 also included a gain on disposal relating to Inn at Perry Cabin by Belmond of $3.7 million compared to $0.2 million for the three months ended March 31, 2015.

Revenue

	Three months ended
	March 31, 2015	March 31, 2014
	$ millions	$ millions

Revenue:
Owned hotels:
Europe	11.9	14.6
North America	41.0	38.2
Rest of world	36.8	36.5
Total owned hotels	89.7	89.3
Part-owned/managed hotels	0.9	0.9
Total hotels	90.6	90.2
Owned trains and cruises	7.6	11.0
Part-owned/managed trains	1.3	1.3
Total trains and cruises	8.9	12.3

Total revenue	99.5	102.5

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Total revenue was $99.5 million for the three months ended March 31, 2015, a decrease of $3.0 million, or 3%, from $102.5 million for the three months ended March 31, 2014. Total hotels revenue was $90.6 million for the three months ended March 31, 2015, an increase of $0.4 million from $90.2 million for the three months ended March 31, 2014. The increase in total hotels revenue is predominantly due to Belmond Miraflores Park in Peru which was closed for renovation in the first quarter of 2014, partially offset by a decrease in revenue from Inn at Perry Cabin by Belmond, Maryland, which was sold in March 2014. Foreign exchange rate movements caused a further reduction in total hotels revenue, as the Russian ruble, Brazilian real and euro weakened significantly against the U.S. dollar. Revenue from trains and cruises was $8.9 million for the three months ended March 31, 2015, a decrease of $3.4 million, or 28%, from $12.3 million for the three months ended March 31, 2014, primarily due to combined revenue declines at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise operations in Myanmar, as a result of significant increases in local competition.

Owned hotels - Europe

	Three months ended
	March 31, 2015	March 31, 2014

Rooms available	43,391	43,585
Rooms sold	16,504	15,672
Occupancy (percentage)	38	36
Average daily rate (in U.S. dollars)	333	402
RevPAR (in U.S. dollars)	127	145
Same store RevPAR (in U.S. dollars)	127	145

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue was $11.9 million for the three months ended March 31, 2015, a decrease of $2.7 million, or 18%, from $14.6 million for the three months ended March 31, 2014. This decrease is mainly attributable to unfavorable exchange rate movements. Belmond Grand Hotel Europe, the Company’s Russian hotel, suffered a $1.6 million fall in revenue, in which $2.0 million was as a result of the 44% year-over-year depreciation of the Russian ruble against the U.S. dollar, partially offset by a local revenue increase of $0.4 million driven by increased domestic Russian demand. Similarly, the 18% year-over-year depreciation of the euro against the U.S. dollar contributed to $0.9 million of the total European revenue decline. ADR for the European owned hotels segment decreased to $333 in the three months ended March 31, 2015 from $402 in the three months ended March 31, 2014, due to the weakening of currencies against the U.S. dollar described above. Occupancy increased to 38% in the three months ended March 31, 2015 from 36% in the three months ended March 31, 2014. Same store RevPAR decreased by 12% in U.S. dollars, to $127 in the three months ended March 31, 2015 from $145 in the three months ended March 31, 2014, but increased by 15% in local currency.

Owned hotels - North America

	Three months ended
	March 31, 2015	March 31, 2014

Rooms available	64,260	71,370
Rooms sold	44,594	44,165
Occupancy (percentage)	69	62
Average daily rate (in U.S. dollars)	482	473
RevPAR (in U.S. dollars)	335	293
Same store RevPAR (in U.S. dollars)	335	314

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue was $41.0 million for the three months ended March 31, 2015, an increase of $2.8 million, or 7%, from $38.2 million for the three months ended March 31, 2014. This revenue increase was led by Belmond Charleston Place in South Carolina where increased occupancy and strong ADR growth resulting from the hotel’s renovated room product contributed $2.1 million to the total increase. In addition, there was a $1.1 million increase at Belmond El Encanto, California, primarily due to a twelve percentage-point increase in occupancy, which in turn resulted in increased guest spend on food and beverage and spa facilities. Revenue increases of $0.9 million in the other North American owned hotels were offset by the March 2014 sale of Inn at Perry Cabin by Belmond, which had generated revenues of $1.3 million in the three months ended March 31, 2014. Overall, North American ADR increased to $482 in the three months ended March 31, 2015 from $473 in the three months ended March 31, 2014. Occupancy increased to 69% for the three months ended March 31, 2015 from 62% for the three months ended March 31, 2014. On a same store basis (which excludes Inn at Perry Cabin by Belmond), RevPAR increased to $335 for the three months ended March 31, 2015 from $314 in the three months ended March 31, 2014, an increase of 7% in U.S. dollar terms.

Owned hotels - Rest of world

	Three months ended
	March 31, 2015	March 31, 2014

Rooms available	91,350	92,430
Rooms sold	59,129	57,209
Occupancy (percentage)	65	62
Average daily rate (in U.S. dollars)	402	406
RevPAR (in U.S. dollars)	260	251
Same store RevPAR (in U.S. dollars)	265	274

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue was $36.8 million for the three months ended March 31, 2015, an increase of $0.3 million, or 1%, from $36.5 million for the three months ended March 31, 2014. There was an increase of $2.3 million at Belmond Miraflores Park for the three months ended March 31, 2015 due to the fact that the hotel was closed for renovation in the first quarter of 2014. Belmond Mount Nelson Hotel in South Africa achieved a $0.4 million increase in revenue, largely due to the weaker South African rand improving the popularity of the destination and increased guest spend on food and beverage. These increases were offset by a $1.4 million revenue decline at the Company’s Brazilian hotels, mainly due to the depreciation of the Brazilian real against the U.S. dollar. In addition, there was a $0.5 million decrease in revenue in the Company’s Asian hotels due to weakened European demand, resulting from increased local competition and the weaker euro making the destination more expensive for European travellers, and a $0.5 million decrease in Belmond Safaris due to the closure of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, for renovation, and the slow booking pace following the Ebola outbreak elsewhere in Africa which occurred early last year. ADR for the Rest of world region decreased to $402 in the three months ended March 31, 2015 from $406 in the three months ended March 31, 2014. Occupancy increased to 65% for the three months ended March 31, 2015 from 62% for the three months ended March 31, 2014. Same store RevPAR (which excludes Belmond Miraflores Park and Belmond Eagle Island Lodge) decreased by 3% in U.S. dollars, to $265 for the three months ended March 31, 2015 from $274 in the three months ended March 31, 2014, an increase of 10% when measured in local currency.

Part-owned/managed hotels

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue of $0.9 million for the three months ended March 31, 2015 was consistent with revenue for the three months ended March 31, 2014.

Owned trains and cruises

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue was $7.6 million for the three months ended March 31, 2015, a decrease of $3.4 million, or 31%, from $11.0 million for the three months ended March 31, 2014. The decrease was primarily attributable to the $2.3 million combined revenue decline at Belmond Orcaella and Belmond Road to Mandalay, Belmond’s two river cruise ships in Myanmar following increased local competition. There has been reduced demand for these river cruises resulting from increased local competition. Additionally, the Belmond British Pullman and Belmond Northern Belle recorded a combined revenue decrease of $0.6 million, due to a decline in the number of passengers and average fare, along with a 9% year-over-year depreciation of the British pound sterling against the U.S. dollar.

Part-owned/managed trains

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenue of $1.3 million in the three months ended March 31, 2015 was consistent with revenue for the three months ended March 31, 2014.

Cost of services

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Cost of services was $47.8 million for the three months ended March 31, 2015, a decrease of $2.1 million, or 4%, from $49.9 million for the three months ended March 31, 2014. As a percentage of revenue, cost of services decreased slightly from 49% in the three months ended March 31, 2014 to 48% in the three months ended March 31, 2015.

Selling, general and administrative expenses

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Selling, general and administrative expenses were $48.0 million for the three months ended March 31, 2015, a decrease of $2.8 million, or 6%, from $50.8 million for the three months ended March 31, 2014. As a percentage of revenue, selling, general and administrative expenses decreased slightly from 50% in the three months ended March 31, 2014 to 48% in the three months ended March 31, 2015.

Central costs within selling, general and administrative expenses were $10.8 million for the three months ended March 31, 2015 (including $0.8 million of non-cash share-based compensation expense), an increase of $1.6 million, or 17% in percentage terms, from $9.2 million for the three months ended March 31, 2014 (including $0.8 million of non-cash share-based compensation expense). As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) were 10% for the three months ended March 31, 2015 and 8% for the three months ended March 31, 2014. The increase is due to $1.5 million of costs relating to the tax migration, sales tax settlements and management restructuring that were recorded in the three months ended March 31, 2015 compared to $0.5 million of management restructuring and brand development costs that were recorded within central costs in the three months ended March 31, 2014. Additionally, there was an increase of $0.4 million in central marketing costs, primarily due to increased media-related expenses to promote the Belmond brand, in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings/(losses) before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”). Segment performance for the three months ended March 31, 2015 and 2014 is analyzed as follows:

	Three months ended
	March 31, 2015	March 31, 2014
	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	(7.4)	(8.4)
North America	10.8	7.3
Rest of world	11.4	10.8
Total owned hotels	14.8	9.7
Part-owned/managed hotels	(0.3)	(0.5)
Total hotels	14.5	9.2
Owned trains and cruises	(2.3)	(0.8)
Part-owned/managed trains	1.9	1.9
Total trains and cruises	(0.4)	1.1

Reconciliation to net losses:
Total segment profit	14.1	10.3

Gain on disposal of property, plant and equipment	0.2	3.7
Impairment of property, plant and equipment	—	—
Central costs	(10.8)	(9.2)
Depreciation and amortization	(12.6)	(12.1)
Loss on extinguishment of debt	—	(14.5)
Interest income, interest expense and foreign currency, net	(10.1)	(8.6)
Benefit from income taxes	9.3	10.2
Share of benefit from income taxes of unconsolidated companies	0.7	0.3

Losses from continuing operations	(9.2)	(19.9)
Losses from discontinued operations	(0.2)	(0.7)

Net losses	(9.4)	(20.6)

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The European owned hotels reported segment losses of $7.4 million for the three months ended March 31, 2015, an improvement of $1.0 million, or 12%, from a loss of $8.4 million for the three months ended March 31, 2014. The Company's Italian hotels are predominantly closed for their annual seasonal closures during the first quarter, therefore historically operate at losses. As a result, the depreciation of the euro against the U.S. dollar has improved these hotels’ segment losses by $1.4 million. As a percentage of European owned hotels revenue, segment loss was 62% for the three months ended March 31, 2015 and 58% for the three months ended March 31, 2014.

The North American owned hotels reported segment profit of $10.8 million for the three months ended March 31, 2015, an increase of $3.5 million, or 48%, from $7.3 million for the three months ended March 31, 2014. Belmond Charleston Place saw earnings growth of $1.1 million due to strong RevPAR growth resulting from the ongoing rooms refurbishment project and increased occupancy. There was an increase of $0.7 million at Belmond La Samanna, which was negatively impacted by a mosquito-borne virus in St. Martin and elsewhere in the Caribbean in 2014 which did not recur in 2015. Additionally, segment profit for the three months ended March 31, 2014 included a $0.7 million loss for Inn at Perry Cabin by Belmond, which was sold in March 2014. Other North American owned hotels contributed $1.0 million to the total earnings growth, having benefited from increased demand from the United States. As a percentage of North American owned hotels revenue, segment profit was 26% for the three months ended March 31, 2015 compared with 19% for the three months ended March 31, 2014.

The Rest of world owned hotels reported segment profit of $11.4 million for the three months ended March 31, 2015, an increase of $0.6 million, or 6%, from $10.8 million for the three months ended March 31, 2014. This increase was primarily due to Belmond Miraflores Park, which improved by $1.5 million in the three months ended March 31, 2015 as it was closed for renovation during the first quarter of 2014. Belmond Mount Nelson recorded an increase in segment profit of $0.3 million, primarily due to strong food and beverage growth and improved control on costs. These increases were offset by exchange rate movements, particularly the depreciation of the Brazilian real against the U.S. dollar, which caused a decrease of $1.2 million. As a percentage of Rest of world owned hotels revenue, segment profit was 31% for the three months ended March 31, 2015 compared with 29% three months ended March 31, 2014.

The Part-owned/managed hotels reported segment losses of $0.3 million for the three months ended March 31, 2015, an improvement of $0.2 million from earnings of $0.5 million for the three months ended March 31, 2014. This is due to improved underlying results for Hotel Ritz by Belmond.

The Owned trains and cruises reported segment losses of $2.3 million for the three months ended March 31, 2015, a decrease of $1.5 million, or 188%, from losses of $0.8 million for the three months ended March 31, 2014. This decline was due to a fall in segment profit in Belmond Road to Mandalay and Belmond Orcaella, where increased competition have significantly impacted earnings.

The Part-owned/managed trains reported segment profit of $1.9 million for the three months ended March 31, 2015, which is consistent with segment profit recorded for the three months ended March 31, 2014.

Gain on disposal of property, plant and equipment

Three months ended March 31, 2015 compared to three months ended March 31, 2014

A gain on disposal of $0.2 million was recorded in the three months ended March 31, 2015 compared to a $3.7 million gain in three months ended March 31, 2014. Both of these amounts relate to Inn at Perry Cabin by Belmond, which was sold in March 2014, but which Belmond has continued to manage under a management contract. The disposal in March 2014 resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract of five years. The gain in the three months ended March 31, 2015 relates to recognition of the deferred element of the gain. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

Depreciation and amortization

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Depreciation and amortization was $12.6 million for the three months ended March 31, 2015, an increase of $0.5 million, or 4%, from $12.1 million for the three months ended March 31, 2014. Depreciation and amortization as a percentage of revenue increased slightly from 12% for the three months ended March 31, 2014 to 13% for the three months ended March 31, 2015.

Loss on extinguishment of debt

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Loss on extinguishment of debt was $Nil for the three months ended March 31, 2015 compared to $14.5 million for the three months ended March 31, 2014. The loss for the three months ended March 31, 2014 comprised of costs associated with the March 2014 corporate debt refinancing, which included an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans.

Interest income, interest expense and foreign currency, net

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Interest income, interest expense and foreign currency, net was an expense of $10.1 million for the three months ended March 31, 2015, an increase of $1.5 million, or 17%, from an expense of $8.6 million for the three months ended March 31, 2014. The increase in net expense was due to a foreign exchange loss of $2.8 million that was recognized in the three months ended March 31, 2015 compared to a gain of $0.4 million in the three months ended March 31, 2014. This was partially offset with a decrease of $1.9 million in interest expense in the three months ended March 31, 2015 resulting from the year-over-year depreciation of the euro and reduced amortization of finance costs.

Benefit from income taxes

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The benefit from income taxes was $9.3 million for the three months ended March 31, 2015, a decrease of $0.9 million, or 9%, from a benefit of $10.2 million for the three months ended March 31, 2014. The benefit for income taxes for the three months ended March 31, 2014 included a tax credit of $2.9 million in respect of tax deductible costs incurred in completing the Company's corporate debt facility in March 2014.

Earnings from unconsolidated companies

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Earnings from unconsolidated companies net of tax were $0.3 million for the three months ended March 31, 2015, an improvement of $0.7 million, from losses of $0.4 million for the three months ended March 31, 2014, primarily due to the recognition of a tax benefit of $0.7 million on earnings from unconsolidated companies for the three months ended March 31, 2015, compared to a tax benefit of $0.3 million for the three months ended March 31, 2014. The tax benefit of $0.7 million in the three months ended March 31, 2015 included a deferred tax credit of $0.6 million relating to the retranslation of deferred tax liabilities recorded in local currencies due to the depreciation of those currencies against the U.S. dollar.

Net losses from discontinued operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The losses from discontinued operations for the three months ended March 31, 2015 were $0.2 million, compared to losses of $0.7 million for the three months ended March 31, 2014.

Losses from discontinued operations for the three months ended March 31, 2015 and March 31, 2014 largely comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and small operating losses from Porto Cupecoy which was sold in January 2013.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the three months ended March 31, 2015 were a loss of $51.1 million compared to a loss of $51.2 million for the three months ended March 31, 2014. The loss in the three months ended March 31, 2015 largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars as the majority of Belmond's operating currencies have depreciated against the U.S. dollar during the year. The loss was driven by a 17%, 11% and 4% depreciation, respectively, of the Brazilian real, euro and Russian ruble, against the U.S. dollar from the rate at December 31, 2014, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies.

The foreign currency translation adjustment loss for the three months ended March 31, 2014 was primarily due to a loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in the functional currency of those entities. Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At March 31, 2015, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $596.3 million (December 31, 2014 - $617.7 million), which included a current portion of $5.3 million (December 31, 2014 - $5.5 million) repayable within 12 months. Additionally, Belmond had capital commitments at March 31, 2015 amounting to $12.8 million (December 31, 2014 - $15.5 million).

Belmond had cash and cash equivalents of $110.5 million at March 31, 2015, compared to $135.1 million at December 31, 2014. In addition, Belmond had restricted cash balances of $3.7 million, of which $3.1 million is classified as current restricted cash on the consolidated balance sheets and $0.6 million is classified in other assets (December 31, 2014 - $2.7 million, of which $1.9 million was classified in restricted cash and $0.8 million was classified in other assets). At March 31, 2015, there were undrawn amounts available to Belmond under committed lines of credit of $100.9 million (December 31, 2014 - $101.5 million), bringing total cash availability at March 31, 2015 to $211.4 million (December 31, 2014 - $236.6 million), excluding the restricted cash of $3.7 million (December 31, 2014 - $2.7 million). When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At March 31, 2015, Belmond had $5.3 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

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

At March 31, 2015, two unconsolidated joint venture companies for which Belmond provides guarantees were out of compliance with debt covenants as follows:

•
The unconsolidated rail joint venture in Peru, in which Belmond has a 50% interest, was out of compliance with a debt service coverage ratio covenant for a loan of $3.6 million, which could require the Company to fund its guarantee should the banks call the loan facility. Although the banks currently remain entitled to do so, Belmond does not expect the banks to call the loan or that the Company will be required to fund the guarantee as the cash flows from the joint venture remain strong. The loan is likely to be refinanced in 2015.

•
Hotel Ritz by Belmond, 50% owned by Belmond, was out of compliance at March 31, 2015 with the debt service coverage ratio in its first mortgage loan facility amounting to $60.7 million. Although the loan is non-recourse to Belmond and the joint venture partner in the hotel, each has provided separate partial guarantees of $8.1 million as of March 31, 2015, which may be required to be funded should the loan be called. Belmond does not expect the loan to be called and, therefore, does not believe the Company will be required to fund its portion of the guarantees.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities except for the instances of non-compliance noted above which are not expected to have a material impact on Belmond’s financial flexibility.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $88.9 million at March 31, 2015 (December 31, 2014 - $101.5 million). This decrease in working capital is largely due to the fact that several of Belmond’s European hotels are closed during the first quarter of the year and therefore are loss-making in this period.

Cash Flow - Sources and Uses of Cash

At March 31, 2015 and December 31, 2014, Belmond had cash and cash equivalents of $110.5 million and $135.1 million, respectively. In addition, Belmond had restricted cash of $3.7 million (of which $3.1 million is classified as current restricted cash on the condensed consolidated balance sheets and $0.6 million is classified in other assets) and $2.7 million (of which $1.9 million is classified in restricted cash on the condensed consolidated balance sheets and $0.8 million is classified in other assets) as of March 31, 2015 and December 31, 2014, respectively.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2015 was $1.0 million, compared to $12.0 million for the three months ended March 31, 2014.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $9.3 million for the three months ended March 31, 2015, an improvement of $10.6 million from net losses of $19.9 million for the three months ended March 31, 2014. In addition, during the three months ended March 31, 2014, the Company paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million, cash outflows which did not recur in the three months ended March 31, 2015. This improvement is offset in cash terms by the fact that the net losses for the three months ended March 31, 2014 included a loss on extinguishment of debt of $14.5 million. Additional non-cash items in the three months ended March 31, 2014 included a gain on disposal of property, plant and equipment of $3.7 million in relation to the sale of Inn at Perry Cabin by Belmond.

Investing Activities. Net cash used in investing activities was $17.4 million for the three months ended March 31, 2015, compared to net cash provided by investing activities of $26.6 million for the three months ended March 31, 2014.

Capital expenditure to acquire property, plant and equipment of $16.8 million during the three months ended March 31, 2015 included $3.4 million at Belmond Grand Hotel Europe primarily for the renovation of the hotel’s main kitchen and new restaurant, $3.2 million at Belmond Charleston Place primarily for the hotel’s rooms renovation project, $1.5 million at Belmond Hotel Cipriani primarily for the renovation of 16 rooms in the hotel’s main building and $1.4 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory maintenance works, with the balance being for routine capital expenditures.

Capital expenditure of $18.0 million during the three months ended March 31, 2014 included $4.5 million at Belmond Charleston Place primarily for the first phase of the rooms renovation project, $3.5 million at Belmond Grand Hotel Europe primarily for renovating the hotel’s restaurants and kitchen and converting 19 historic rooms into suites, $2.5 million at Belmond Miraflores Park for the hotel’s renovation, $1.3 million at Belmond Le Manoir aux Quat’Saisons primarily for the construction of a new glass conservatory, $3.1 million for project and maintenance capital expenditures incurred at Belmond’s Italian hotels during their annual winter closure periods, including the renovation of Belmond Hotel Cipriani’s Oro restaurant and the construction of six new suites at Belmond Villa Sant’Andrea, and the balance for routine capital expenditures.

During the three months ended March 31, 2014, disposal of non-core assets of The Inn at Perry Cabin by Belmond resulted in net cash proceeds of $38.2 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, has been deferred and will be recognized over the initial period of the management contract. The gain on sale of $3.7 million is reported within gain on sale from property, plant and equipment. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement.

During the three months ended March 31, 2015, there was a release of restricted cash of $0.1 million, compared to $6.9 million in the three months ended March 31, 2014. The amount released in the three months ended March 31, 2014 related to the repayment of the outstanding property level funded debt of Belmond with the exception of the debt of Charleston Center LLC, a consolidated VIE, which took place in March 2014. Cash deposits were previously required to be held with lending banks to support Belmond’s payment of interest and principal.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2015 was $1.4 million, compared to net cash used in financing activities of $3.8 million for the three months ended March 31, 2014.

Principal repayments under long-term debt were $1.4 million for the three months ended March 31, 2015, relating to scheduled amortization of existing debt.

During the three months ended March 31, 2014, Belmond drew $5.4 million of loans to fund capital expenditure at Belmond Miraflores Park and Belmond Grand Hotel Europe and refinanced a $12.0 million loan secured on Belmond Mount Nelson Hotel.

Subsequent to these drawdowns, Belmond entered into a $552.0 million secured term loan, the proceeds of which were used to repay all outstanding funded debt of Belmond apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies. In August 2014, the debt of Charleston Center LLC was refinanced, resulting in an additional drawdown of $2.8 million. Principal repayments under long-term debt were $560.0 million for the three months ended March 31, 2014.

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

There were $12.8 million of capital commitments outstanding at March 31, 2015 (December 31, 2014 - $15.5 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At March 31, 2015, Belmond had $596.3 million (December 31, 2014 - $617.7 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. Total debt at March 31, 2015 includes a $2.4 million reduction to the face value of the corporate debt facility which reflects the balance of the unamortized original issue discount and will be amortized through interest expense over the term of the loan.

On March 21, 2014, Belmond entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan consists of two tranches, a $345.0 million U.S. dollar tranche and a €150.0 million euro-denominated tranche (equivalent to $207.0 million at draw down). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.25% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in March 2021 and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility matures in March 2019 and has a margin of 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount.
The term loan and revolving credit facility are secured by pledges of shares in certain subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 5.8 years, and the weighted average interest rate is 4.34% which incorporates derivatives used to mitigate interest rate risk.  See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at March 31, 2015 included above comprised $97.5 million (December 31, 2014 - $97.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At March 31, 2015, 49% of borrowings of Belmond were at floating interest rates.

Belmond has guaranteed or contingently guaranteed debt obligations of certain of its unconsolidated joint venture companies. The following table summarizes these commitments at March 31, 2015:

	Guarantee	Contingent guarantee	Duration
March 31, 2015	$ millions	$ millions

Hotel Ritz by Belmond
Debt obligations	8.1	—	ongoing
PeruRail joint venture:
Debt obligations	3.6	4.1	through 2017
Concession performance	—	6.4	through May 2015
Peru hotel joint venture:
Debt obligations	—	18.8	through 2020

Total	11.7	29.3

Belmond has guaranteed $8.1 million of debt obligations for Hotel Ritz by Belmond, in which Belmond has a 50% equity investment.

Belmond has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2017. Belmond has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2015. In addition, Belmond has contingently guaranteed $18.8 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of March 31, 2015, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2014 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis.  If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $0.1 million based on borrowings outstanding at March 31, 2015.

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

Ten of Belmond’s owned hotels in 2015 operated in European euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

The currency of revenue and costs at Belmond's properties are generally the same. Belmond hedges the U.S. dollar value of its euro denominated net assets by drawing part of its debt in euros and designating that debt as a net investment hedge. In addition, a significant proportion of the guests at Belmond hotels located outside of the United States originate from the United States. When a foreign currency in which Belmond operates depreciates against the U.S. dollar, Belmond has some flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, Belmond does not face a material exposure to its net earnings from currency movements, although the reporting of Belmond’s revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at March 31, 2015 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at March 31, 2015 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 1, 2015

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

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