Form 10-K/A
period 2014-12-31
Belmond Ltd.
filed 2015-06-25
CIK 1115836

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
 As of June 22, 2015, 103,227,492 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 17(c) to the Financial Statements (Item 8) in Form 10-K filed February 27, 2015).

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Belmond Ltd. (the “registrant”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “Original Filing”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X, the registrant is required to file audited financial statements of Perurail S.A., a 50% owned unconsolidated company. The financial statements of this unconsolidated company are filed in this Amendment under Item 15 - Exhibits and Financial Statement Schedules.

Except as described above and to update the description and cross-reference to Exhibits 4.1 and 4.2 in the Exhibit Index, no other changes have been made to the Original Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Filing.  This Form 10-K/A does not reflect events occurring after the Original Filing and, other than providing the financial statements of the unconsolidated company named above under Item 15, does not modify or update the disclosures in the Original Filing in any way.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) Perurail S.A.

2. Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing.  No additional financial statement schedule is filed with this report on Form 10-K/A.

3. Exhibits

The index to exhibits appears on the pages immediately following the signature page to this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2014 and 2013, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 23, 2015

Countersigned by:

/s/ Liliana Córdova Mejía
Liliana Córdova Mejía
Certified Chartered Public Accountant
Register No. 01-17661

Perurail S.A.
Balance Sheets

	2014	2013
December 31,	$’000	$’000

Assets
Cash	5,195	3,748
Accounts receivable, net of allowances of $Nil and $Nil	3,462	3,906
Due from related parties	18,829	15,954
Prepaid expenses	2,835	2,274
Inventories	9,294	7,711

Total current assets	39,615	33,593

Property, plant and equipment, net of accumulated depreciation of $30,013 and $22,488	54,759	41,384
Intangible assets, net of accumulated amortization of $390 and $356	316	300
Other assets	100	100

Total non-current assets	55,175	41,784

Total assets	94,790	75,377

Liabilities and Shareholders’ Equity
Working capital facilities	4,766	7,148
Accounts payable	5,365	3,620
Accrued liabilities	8,440	8,743
Due to related parties	3,964	4,123
Current portion of long-term debt	21,250	2,488

Total current liabilities	43,785	26,122

Long-term debt	1,840	2,088
Deferred income tax liability, net	6,110	7,717

Total long-term liabilities	7,950	9,805

Total liabilities	51,735	35,927

Commitments and contingencies

Shareholders’ equity:
Common shares S/1.00 par value (50,000,000 shares authorized) Issued - 50,000,000 (2013 - 20,000,000)	16,934	6,684
Legal reserve	1,448	1,448
Retained earnings	24,673	31,318

Total shareholders’ equity	43,055	39,450

Total liabilities and shareholders’ equity	94,790	75,377
 The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Revenue, net of discounts	96,448	92,784	84,585

Expenses:
Cost of services	(47,455)	(48,056)	(47,265)
Depreciation and amortization	(7,559)	(6,102)	(4,398)
Selling, general and administrative	(25,430)	(19,828)	(17,222)
Impairment of property, plant and equipment and other assets	—	—	(894)

Total operating costs and expenses	(80,444)	(73,986)	(69,779)

Gain on insurance settlement	—	—	90
Gain on disposal of fixed assets	—	—	757

	—	—	847

Earnings from operations	16,004	18,798	15,653

Interest expense, net	(848)	(900)	(740)
Foreign currency, net	(792)	(440)	233

Net finance costs	(1,640)	(1,340)	(507)

Earnings before income tax	14,364	17,458	15,146

Income taxes	(4,279)	(4,665)	(8,009)

Net earnings	10,085	12,793	7,137

No statement of comprehensive income is presented because Perurail S.A. has no items of other comprehensive income in any period presented.

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings
	$’000	$’000	$’000

Balance, January 1, 2012	6,684	821	24,531

Dividends	—	—	(5,308)
Legal reserve	—	627	(627)
Net earnings	—	—	7,137

Balance, December 31, 2012	6,684	1,448	25,733

Dividends	—	—	(7,208)
Net earnings	—	—	12,793

Balance, December 31, 2013	6,684	1,448	31,318

Dividends	—	—	(6,480)
Stock split	10,250	—	(10,250)
Net earnings	—	—	10,085

Balance, December 31, 2014	16,934	1,448	24,673

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Cash flows from operating activities:
Net earnings	10,085	12,793	7,137
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,525	6,068	4,338
Amortization	34	34	60
Amortization of finance costs	5	—	38
Gain on disposal of fixed assets	—	—	(757)
Impairment of property, plant and equipment and other assets	—	—	893
Change in deferred tax	(1,607)	(1,070)	2,931

Change in assets and liabilities:
Decrease/(increase) in accounts receivable	444	915	1,325
Decrease/(increase) in inventories	(1,583)	623	(1,393)
(Decrease)/increase in due to related parties	(159)	(5,711)	238
Decrease/(increase) in prepaid expenses	(566)	1,466	(2,508)
(Decrease)/increase in accounts payable	1,745	(117)	(470)
(Decrease)/increase in accrued liabilities	(303)	(154)	1,999

Total adjustments	5,535	2,054	6,694

Net cash provided by operating activities	15,620	14,847	13,831

Cash flows from investing activities:
Proceeds from disposal of fixed assets	—	—	757
(Increase)/decrease in due from related parties	(2,875)	—	—
Capital expenditures	(20,949)	(7,625)	(6,488)

Net cash used in investing activities	(23,824)	(7,625)	(5,731)

Cash flows from financing activities:
Payment of dividends	(6,480)	(7,208)	(5,308)
Payments on working capital facilities	(8,760)	(8,691)	(7,076)
Proceeds from working capital facilities	6,377	11,655	8,234
Principal payments under long-term debt	(2,315)	(1,262)	(3,012)
Principal payments under capital lease	(1,321)	(1,961)	(1,255)
Proceeds from long-term debt	22,000	—	—
Proceeds from capital lease	150	—	—

Net cash provided by financing activities	9,651	(7,467)	(8,417)

Net (decrease) /increase in cash	1,447	(245)	(317)

Cash at beginning of year	3,748	3,993	4,310

Cash at end of year	5,195	3,748	3,993

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Notes to Financial Statements

1.                                  Summary of significant accounting policies and basis of presentation

(a)                          Business

Perurail S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Belmond Ltd. incorporated in Bermuda, and 50% owned by Peruvian Trains & Railways S.A. incorporated in Peru.

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

(d)                           Foreign currency

The functional currency of the Company is the U.S. Dollar which is also the reporting currency of the Company. The local currency is the Nuevo Sol.

Foreign currency transaction gains and losses are recognized in earnings as they occur. Transactions in currencies other than the Company’s functional currency (“foreign currencies”) are recorded at the exchange rates prevailing on the dates of the transactions. All monetary assets and liabilities denominated in foreign currencies are translated at the exchange rate prevailing at the reporting date. Non-monetary items carried at historical cost are translated at the exchange rate prevailing on the date of transaction. Exchange differences arising from changes in exchange rates are recognized in earnings as they occur.

(e)                            Cash

Cash includes all cash balances. The Company keeps its bank accounts in functional currency and local currency. Cash balances are freely disposable and accrue no interest.

(f)                              Accounts receivable and allowance for doubtful accounts

The Company states its accounts receivable at their estimated net realizable value. The Company maintains an allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(g)                          Inventories

Inventories include supplies for minor maintenance of fixed assets.  Inventories are valued at the lower of cost or market value under the weighted average method.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired.  The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2014 and 2013 the Company did not record any liabilities for uncertain tax positions.

(i)                              Property, plant and equipment

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

(j)                              Intangible assets

Software costs are recorded under assets and classified as intangibles if such costs are not part of the related hardware. Software is amortized using the straight-line method.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Logo and trademarks	30 years
Software and licenses	4 years

(k)                            Impairment of long-lived assets

The Company’s management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans, at the time, for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Company's plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

(l)                              Capital leasing

For capital leasing transactions, the method used consists of showing the total cost of the contract under fixed assets and its corresponding liability. Financial expenses are charged to operations in the period in which they become due, and depreciation of assets is charged to operations based on their useful life.

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

Deferred revenue includes all ticket revenue where tickets have been sold, but the related services have not yet been provided.

(o)                           Deferred financing costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and amortized to interest expense over the term of the related debt.

(p)                           Risks and uncertainties

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

(r)                           Recently issued and adopted accounting guidance

Accounting pronouncements adopted during the year

In July 2013, the FASB issued guidance on financial statement presentation of an uncertain tax benefit (“UTB”) when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this guidance is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  Under the ASU, an entity must present a UTB, or a portion of a UTB, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU’s amendments are effective for public entities for fiscal years beginning after December 15, 2013, and interim periods within those years. The amendments should be applied to all UTBs that exist as of the effective date. Entities may choose to apply the amendments retrospectively to each prior reporting period presented. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations and cash flows.

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

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. This guidance is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The guidance should be applied prospectively from the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations and cash flows.

In February 2013, the FASB issued guidance which requires entities to measure obligations resulting from joint-and-several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The guidance permits entities to aggregate disclosures (as opposed to providing separate disclosures for each joint-and-several obligation). These disclosure requirements are incremental to the existing related party disclosure requirements. The guidance is effective for all prior periods in fiscal years beginning on or after December 15, 2013 (and interim reporting periods within those years). The guidance should be applied retrospectively to obligations with joint-and-several liability existing at the beginning of an entity’s fiscal year of adoption. Entities that elect to use hindsight in measuring their obligations during the comparative periods must disclose that fact. The adoption of this guidance did not have a material effect on the Company's financial position, results of operations and cash flows.

Accounting pronouncements to be adopted

In April 2014, the FASB issued guidance that amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions. The revised guidance will change how entities identify and disclose information about disposal transactions. The guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

In August 2014, the FASB issued new guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern”. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is assessing what impact, if any, the adoption of this guidance will have on its disclosures.

In February 2015, the FASB issued new guidance which amends consolidation requirements and changes the analysis required in relation to variable interest entities and whether or not these entities should be consolidated. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. Debt issuance costs were $Nil at December 31, 2014 (2013 - $5,000).

2.                          Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2014	2013
December 31,	$’000	$’000

Land	861	861
Installations	1,909	1,806
Machinery and equipment	1,464	1,447
Transport units	5,219	5,219
Improvements to locomotive and rolling stock assets under lease	45,681	39,091
Owned locomotives and rolling stock	5,215	3,873
Furniture and fixtures	3,889	4,379
Works in progress	20,534	7,196
Less: accumulated depreciation	(30,013)	(22,488)

	54,759	41,384

The major classes of assets under capital leases included above are as follows:

	2014	2013
December 31,	$’000	$’000

Transport units	2,484	2,334
Locomotives and rolling stock	3,572	3,572
Less: accumulated depreciation	(690)	(456)

	5,366	5,450

The depreciation charge on property, plant and equipment for the year ended December 31, 2014 was $7,525,000 (2013 - $6,068,000; 2012 - $4,338,000).

No property, plant and equipment impairments were recorded in the years ended December 31, 2014 and 2013. In the year ended December 31, 2012, the Company identified a non-cash property, plant and equipment charge of $701,000 relating to the value of engines refurbished during the year.

3.                            Intangible assets

Intangible assets consist of the following as of December 31, 2014 and 2013:

	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2013	122	373	495
Additions	—	161	—
Transfers	—	—	—

Balance at December 31, 2013	122	534	656

Additions	—	50	50
Transfers	—	—	—

Balance at December 31, 2014	122	584	706

Accumulated amortization:
Balance at January 1, 2013	50	272	322
Charge for the period	4	30	34

Balance at December 31, 2013	54	302	356

Charge for the period	4	30	34

Balance as at December 31, 2014	58	332	390

Net book value:
December 31, 2012	72	101	173

December 31, 2013	68	232	300

December 31, 2014	64	252	316

Amortization expense for the year ended December 31, 2014 was $34,000 (2013 - $34,000; 2012 - $60,000).

Estimated amortization expense for each of the years ended 2015 to 2019 is $34,000.

4.                       Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	2014	2013
December 31,	$’000	$’000

Working capital facilities	4,766	7,148

Bank loans accrue an annual average interest rate of 5.58% (2013 - 4.62%).

The Company had approximately $15,220,000 of working capital and overdraft lines of credit at December 31, 2014 (2013 - $9,150,000) issued by various financial institutions and having various expiration dates, of which $10,454,000 was undrawn (2013 - $2,002,000).

5.                            Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2014	2013
December 31,	$’000	$’000

Current tax payable	191	1,187
Other taxes	188	247
Employees’ length of service compensation	102	87
Vacation payable	440	657
Remuneration and profit sharing payable	2,034	1,963
Advance payments received from passengers	927	860
Deferred revenue	3,202	2,965
Provision for purchases and services	1,297	482
Other accounts payable	59	295

	8,440	8,743

6.                                Long-term debt, obligations under capital lease and fair value disclosures

(a)                       Long-term debt

Long-term debt consists of the following:

	2014	2013
December 31,	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over a period of one year (2013 - one to two years), with a weighted average interest rate of 2.29% (2014 - 3.47%)	20,000	315
Obligations under capital lease (see Note 6(b))	3,090	4,261
	23,090	4,576
Less: current portion	21,250	2,488

	1,840	2,088

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2014 and 2013.

The Company's loan facilities are secured by a mortgage on the owned locomotives and transport units of the business.

During 2014 the Company drew two bridge loans totaling $20,000,000 and maturing in 2015. The first loan of $15,000,000 bears interest at a rate of 1.30% per annum, and the second loan of $5,000,000 bears interest at a rate of 5.25% per annum. In 2015, the loans will be refinanced with long-term facilities.

Deferred financing costs related to the above outstanding long-term debt of the Company were $Nil at December 31, 2014 (2013 - $5,000) and are amortized to interest expense over the term of the corresponding long-term debt.

The Company has guaranteed $11,279,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2014 (2013 - $17,301,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal to or greater than $1,000,000. See Notes 1(a) and 13.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital leases at December 31, 2014:

Year ending December 31,	$’000

2015	20,000

20,000

(b)                  Obligations under capital leases

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2014:

Year ending December 31,	$’000

2015	1,453
2016	1,387
2017	452
2018	36
2019	—

Minimum lease payments	3,328
Less: amount of interest contained in above payments	(238)

Present value of minimum lease payments	3,090
Less: current portion	(1,250)

1,840

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

The estimated fair values of the Company’s debt as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000

Long-term debt, including current portion, excluding obligations under capital leases	20,000	20,000	315	318

(d)     Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2014 and 2013.

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

For the year ended December 31, 2012, the Company purchased new train engines and, as a consequence, property, plant and equipment with a carrying value of $701,000 for train engines replaced was written down to a fair value of $Nil, resulting in a non-cash impairment charge of $701,000. This impairment is included in earnings from continuing operations in the period incurred. See Note 2.

For the year ended December 31, 2012, deferred costs associated with a project no longer anticipated to be completed with a carrying value of $193,000 were written down to a fair value of $Nil, resulting in a non-cash impairment charge of $193,000. This impairment is included in earnings from continuing operations in the period incurred.

7.                            Income taxes

The provision for income taxes consists of the following:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Earnings before income tax	14,364	17,458	15,146

Current income tax charge	(5,577)	(5,735)	(5,078)

Deferred income tax credit/(charge)	1,298	1,070	(2,931)

Total	(4,279)	(4,665)	(8,009)

The reconciliations of the Peru income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2014. 2013 and 2012 are as follows:

	2014	2013	2012
Year ended December 31,	%	%	%

Peru income tax rate	30	30	30
Prior year adjustments	—	—	17
Permanent differences	11	2	5
Other	(11)	(5)	1

Effective tax rate	30	27	53

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2014	2013
December 31,	$’000	$’000

Provisions included in books	1,070	1,668
Other deferred income tax assets	34	11

Deferred income tax assets	1,104	1,679

Fixed assets and intangibles	(6,903)	(7,555)
Exchange rate related to fixed assets	(286)	(1,328)
Other deferred tax liabilities	(25)	(513)

Deferred income tax liabilities	(7,214)	(9,396)

Net deferred income tax liabilities	(6,110)	(7,717)

Net deferred tax liabilities are presented on the face of the balance sheet. The Company required no provision in respect of uncertain tax positions and believes that it is reasonably possible that within the next 12 months this provision will not change.

8.                                Shareholders’ equity

(a)                    Share capital and additional-paid in capital

In November 2014 the Company implemented a split of its common stock. Shareholders received 1.5 additional shares for every one share held. This increased the Company’s share capital to 50,000,000 fully subscribed and paid shares (2013 - 20,000,000) with a par value of S/1.00 each, all carrying the same rights.

The shareholders of the Company are as follows:

	Number of shares	Percentage ownership

Belmond Ltd.	25,000,000	50.00
Peruvian Trains & Railways S.A.	25,000,000	50.00

	50,000,000	100.00

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

For the year ended December 31, 2012, the Company increased its legal reserve by the amount of $627,000, which was set aside from earnings corresponding to the 2012 period. Calculations of the legal reserve are based on locally prepared financial statements in accordance with “Ley General de Sociedades” in Peru.

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

Financial information regarding the breakdown of revenues by type of product is as follows:

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Passenger transport	75,676	69,292	59,951
Freight and cargo transport	17,222	20,050	21,059
Other	3,550	3,442	3,575

Revenue	96,448	92,784	84,585

Sociedad Minera Cerro Verde is a major customer to the Company, and in the year ended December 31, 2014 represented 10% (2013 - 13%; 2012 - 15%) of total revenue included within freight and cargo transport.

11.                      Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $5,896,000 at December 31, 2014 (2013 - $Nil).

Rental expense for the year ended December 31, 2014 amounted to $538,000 (2013 - $565,000; 2012 - $468,000).

12.                         Supplemental cash flow information

	2014	2013	2012
Year ended December 31,	$’000	$’000	$’000

Cash paid for:
Interest	149	215	378

Income taxes	6,809	4,781	4,654

The Company did not enter into any capital leases during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company entered into capital lease obligations totaling $5,875,000, which is considered a non-cash investing and financing activity.

13.                         Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2014 was $77,000 (2013 - $66,000).

Accounts receivable from Ferrocarril Transandino S.A. for working capital requirements at December 31, 2014 were $18,829,000 (2013 - $15,173,000). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino S.A.

Accounts receivable from Rail Asset S.A.C. for loans and working capital requirements at December 31, 2014 were $23,000 (2013 - $23,000).

The amount due to Ferrocarril Transandino S.A. at December 31, 2014 was $221,000 (2013 - $280,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts accrue no interest. In 2014, the Company received services from Ferrocarril Transandino S.A. in the amount of $19,248,000 (2013 - $19,152,000; 2012 - $19,481,000), including the value added tax of 18% (2013 and 2012 - 18%).

The Company has guaranteed $11,279,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2014 (2013 - $17,301,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal or greater than $1,000,000. See Notes 1(a) and 6.

The amount due to Belmond Peru S.A. at December 31, 2014 was $60,000 (2013 - $55,000) relating to expense reimbursements.

The amount due to Belmond Peru Management S.A. at December 31, 2014 was $3,302,000 (2013 - $2,419,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Hotel Holdings (UK) Ltd at December 31, 2014 was $42,000 (2013 - $40,000) relating to the invoicing of licence fees and marketing expenses.

The amount due to Peru Belmond Experiences S.A. at December 31, 2014 was $3,000 (2013 - $700,000) relating to the invoicing of working capital facilities.

The amount due to Peru Belmond Hotels S.A. at December 31, 2014 was $421,000 relating to on-board catering services (2013 - $533,000), which accrues no interest.

14.    Subsequent events

On June 7, 2015, the Company entered into a certain transportation services agreement (the “Transportation Agreement”) with Minera Las Bambas S.A., a company controlled by MMG Limited, a Hong Kong company listed on the Stock Exchange of Hong Kong Stock Limited and majority owned by China Minmetal Corporation, a Chinese State-owned enterprise (“MLB”). The Transportation Agreement provides for the copper concentrate to be produced by MLB at its Las Bambas mine to be transferred by the Company approximately 300 kilometers from a transfer station approximately 430 kilometers from the mine to the Port of Matarani on the Pacific coast of Peru. The Transportation Agreement has an initial term of fifteen (15) years that is expected to commence on January 1, 2016, subject to earlier termination by MLB after ten (10) years, with MLB having options to extend the Transportation Agreement for additional fifteen year terms. The Transportation Agreement contains customary terms for events of default, indemnities and related provisions.

MLB shall pay a fee under the Transportation Agreement consisting of a fixed component that reflects the Company’s fixed costs in delivering the transportation services and a variable component that is measured on the basis of price per ton of copper concentrate actually transported and unloaded. MLB is obligated to pay the fixed component at all times during the term of the Transportation Agreement, subject to a specified subset of force majeure and “Act of God” events when MLB would only pay, based on a formula, between 64% to 81% of the fixed component.

To ensure that the equipment was available in time for the commencement of production from the mine, MLB has entered into purchase contracts with independent third party manufacturers for the equipment necessary for the rail transportation, including locomotives, rail wagons, containers and turning equipment. The total cost for all such equipment is approximately $76 million. The Company will acquire all such equipment from MLB at its cost upon the closing of project financing secured solely by such equipment and related infrastructure used only for the services under the Transportation Agreement, but not any other assets of the Company. The Company will make this acquisition with 100% debt financing. If required by the project lenders, MLB will provide a bank letter of guarantee for an amount of $106.5 million for the benefit of the project. If the Company has not been able to obtain project financing by November 1, 2015, the Company will be deemed to have borrowed the amount of debt necessary to acquire the equipment from MLB, subject to a reduction in the monthly fee otherwise payable by MLB to the extent of deemed financing costs that shall be equal to what the Company’s actual financing costs would have been for the period from November 1, 2015 until the Company’s closing on project financing. Upon the closing on project financing, the Company will take title to all of the equipment previously acquired by MLB.

The Company will acquire assets of approximately $107 million, and these will be 100% financed by non-recourse debt, secured only by the assets and a guarantee from MMG Limited. This contract is expected to contribute a net loss to the Company of approximately $1.6 million in 2015 and net income of approximately $0.9 million in 2016 and $1.3 million in 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 25, 2015

BELMOND LTD.

By:	/s/ Martin O'Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to June 15, 2011 Form 8-K/A Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
4.1	Exhibit 10.1 to March 27, 2014 Form 8-K Current Report (File No. 001-16017)	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to June 8, 2015 Form 8-K Current Report (File No. 001-16017)	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank

Belmond has no instrument with respect to long-term debt not listed above under which the total amount of securities authorized exceeds 10% of the total assets of Belmond on a consolidated basis.  The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to long-term debt that is not required to be filed as an exhibit to this report.

10.1	Exhibit 10.1 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2	Exhibit 10.2 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to 2008 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to 2009 Form 10-K Annual Report (File 001-16017)	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5	Exhibit 10.5 to 2012 Form 10-K Annual Report (File No. 001-16017)	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to 2004 Form 10-K Annual Report (File No. 001-16017)	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.8 to 2012 Form 10-K Annual Report (File No. 001-16017)	Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9	Exhibit 10.9 to 2012 Form 10-K Annual Report (File No. 001-16017)	Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10	Exhibit 10.10 to 2012 Form 10-K Annual Report (File No. 001-16017)	Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11	Exhibit 10.11 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Severance Agreement between Orient-Express Hotels Ltd. and certain of its officers, as amended
10.12	Exhibit 10.12 to 2012 Form 10-K Annual Report (File No. 001-16017)	Form of Indemnification Agreement between Orient-Express Hotels Ltd. and its non-executive directors and certain of its officers
10.13	Exhibit 10 to June 30, 2013 Form 10-Q Quarterly Report (File No. 001-16017)	Services Agreement between Orient-Express Hotels Ltd. and J. Robert Lovejoy dated June 18, 2013
12		Statement of computation of ratios*
14	Exhibit 14 to April 30, 2013 Form 8-K Current Report (File No. 001-16017)	Code of Conduct as adopted April 30, 2013

* Previously Filed

Exhibit No.	Incorporated by Reference to	Description

21		Subsidiaries of Belmond Ltd.*
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