Form 10-Q
period 2015-06-30
Belmond Ltd.
filed 2015-07-31
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

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

 As of July 27, 2015, 102,870,334 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2015	December 31, 2014
	$’000	$’000
Assets
Cash and cash equivalents	156,689	135,118
Restricted cash	2,875	1,905
Accounts receivable, net of allowances of $271 and $425	35,314	30,310
Due from unconsolidated companies	10,457	15,894
Prepaid expenses and other	19,969	17,791
Inventories	28,230	30,501
Total current assets	253,534	231,519

Property, plant and equipment, net of accumulated depreciation of $345,493 and $338,438	1,130,261	1,168,757
Investments in unconsolidated companies	68,529	65,831
Goodwill	122,515	132,644
Other intangible assets	14,292	13,958
Other assets	26,716	55,609
Total assets (1)	1,615,847	1,668,318

Liabilities and Equity
Accounts payable	22,968	24,855
Accrued liabilities	79,055	68,635
Deferred revenue	40,961	30,943
Current portion of long-term debt and obligations under capital leases	5,380	5,549
Total current liabilities	148,364	129,982

Long-term debt and obligations under capital leases	595,777	612,235
Liability for pension benefit	1,377	2,386
Other liabilities	22,183	23,897
Deferred income taxes	131,284	134,120
Liability for uncertain tax positions	3,569	3,437
Total liabilities (1)	902,554	906,057

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,989,249 (2014 — 103,979,577)	1,030	1,040
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2014 — 18,044,478)	181	181

Additional paid-in capital	990,590	1,000,803
Retained earnings	7,285	5,763
Accumulated other comprehensive loss	(286,539)	(246,420)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2014 — 18,044,478)	(181)	(181)
Total shareholders’ equity	712,366	761,186
Non-controlling interests	927	1,075
Total equity	713,293	762,261

Total liabilities and equity	1,615,847	1,668,318

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at June 30, 2015 and December 31, 2014 is Charleston Center LLC. These assets and liabilities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	$’000	$’000

Assets
Cash and cash equivalents	3,634	2,501
Restricted cash	921	768
Accounts receivable, net of allowances of $Nil and $Nil	2,715	2,062
Prepaid expenses and other	773	1,342
Inventories	1,291	1,527
Total current assets	9,334	8,200

Property, plant and equipment, net of accumulated depreciation of $28,525 and $26,581	199,711	197,608
Other assets	1,715	1,931
Total assets	210,760	207,739

Liabilities
Accounts payable	2,005	3,937
Accrued liabilities	3,782	2,485
Deferred revenue	2,140	2,151
Current portion of long-term debt and obligations under capital leases	223	217
Total current liabilities	8,150	8,790

Long-term debt and obligations under capital leases	97,215	97,328
Other liabilities	16,240	15,940
Total liabilities	121,605	122,058

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Revenue	160,805	175,604	260,295	278,147

Expenses:
Cost of services	70,161	78,638	117,962	128,541
Selling, general and administrative	54,629	58,224	102,650	108,996
Depreciation and amortization	12,425	12,771	25,004	24,890
Impairment of goodwill	5,698	—	5,698	—

Total operating costs and expenses	142,913	149,633	251,314	262,427

Gain on disposal of property, plant and equipment and equity method investments	19,825	153	19,975	3,857

Earnings from operations	37,717	26,124	28,956	19,577

Loss on extinguishment of debt	—	—	—	(14,506)
Interest income	187	298	450	700
Interest expense	(6,480)	(8,521)	(14,095)	(18,056)
Foreign currency, net	(1,056)	(1,328)	(3,812)	(880)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	30,368	16,573	11,499	(13,165)

Provision for income taxes	(16,338)	(11,561)	(7,058)	(1,319)

Earnings(losses) before earnings from unconsolidated companies, net of tax	14,030	5,012	4,441	(14,484)

Earnings from unconsolidated companies, net of tax provision/ (benefit) of $608, $910, $(116) and $585	1,357	1,451	1,682	1,038

Earnings/(losses) from continuing operations	15,387	6,463	6,123	(13,446)

Net losses from discontinued operations, net of tax provision/(benefit) of $Nil, $Nil, $Nil and $Nil	(53)	(467)	(243)	(1,202)

Net earnings/(losses)	15,334	5,996	5,880	(14,648)

Net (earnings)/losses attributable to non-controlling interests	90	89	(5)	(27)

Net earnings/(losses) attributable to Belmond Ltd.	15,424	6,085	5,875	(14,675)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.15	0.06	0.06	(0.13)
Net earnings/(losses) from discontinued operations	—	—	—	(0.01)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.15	0.06	0.06	(0.14)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.15	0.06	0.06	(0.13)
Net earnings/(losses) from discontinued operations	—	—	—	(0.01)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.15	0.06	0.06	(0.14)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Net earnings/(losses)	15,334	5,996	5,880	(14,648)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $(112), $Nil, $(1,512) and $Nil	10,906	10,602	(40,336)	(41,495)
Change in fair value of derivatives, net of tax provision/(benefit) of $264, $Nil, $(260) and $1,503	785	(2,144)	(234)	481
Change in pension liability, net of tax provision/(benefit) of $76, $Nil, $76 and $Nil	113	—	298	—
Total other comprehensive income/(losses), net of tax	11,804	8,458	(40,272)	(41,014)

Total comprehensive income/(losses)	27,138	14,454	(34,392)	(55,662)

Comprehensive (income)/losses attributable to non-controlling interests	59	60	148	822

Comprehensive income/(losses) attributable to Belmond Ltd.	27,197	14,514	(34,244)	(54,840)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
	$'000	$'000

Cash flows from operating activities:
Net earnings/(losses)	5,880	(14,648)
Less: Net losses from discontinued operations, net of tax	(243)	(1,202)

Net earnings/(losses) from continuing operations	6,123	(13,446)
Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	25,004	24,890
Impairment of goodwill	5,698	—
Gain on disposal of property, plant and equipment	(19,975)	(3,857)
Loss on extinguishment of debt	—	14,506
Earnings from unconsolidated companies, net of tax	(1,682)	(1,038)
Amortization of deferred financing costs and discount on secured term loan	1,443	2,439
Share-based compensation	3,733	2,991
Excess share-based compensation tax benefit	—	(96)
Change in provisions for uncertain tax positions	160	243
Change in deferred income tax	(1,912)	(8,039)
Other non-cash movements	17	752
Effect of exchange rates on net earnings/(losses)	2,358	(581)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,971)	(5,077)
Due from unconsolidated companies	1,282	(520)
Prepaid expenses and other	(421)	1,131
Inventories	804	850
Escrow and prepaid customer deposits	(1,431)	(617)
Accounts payable	(309)	1,648
Accrued liabilities	12,582	3,383
Deferred revenue	11,630	10,050
Other, net	(2,475)	(5,438)
Other cash movements:
Dividends from equity method investees	1,879	1,620
Proceeds from insurance settlements	—	887
Payment of key money	—	(3,000)
Payment of swap termination costs	—	(3,985)

Net cash provided by operating activities from continuing operations	38,537	19,696
Net cash used in operating activities from discontinued operations	(243)	(1,202)

Net cash provided by operating activities	38,294	18,494

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Six months ended
	June 30, 2015	June 30, 2014
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(31,365)	(40,040)
Capital expenditure to acquire intangible assets	(706)	—
Investments in unconsolidated companies	(4,061)	(4,844)
Increase in restricted cash	(153)	(613)
Release of restricted cash	500	6,900
Change in deferred revenue for asset sale deposits	(500)	—
Proceeds from insurance settlements	—	97
Proceeds from sale of property, plant and equipment and equity method investments	43,242	37,842

Net cash provided by/(used in) investing activities from continuing operations	6,957	(658)
Net cash provided by investing activities from discontinued operations	—	—

Net cash provided by/(used in) investing activities	6,957	(658)

Cash flows from financing activities:
Repayments of working capital loans	—	(137)
Repurchase of shares	(16,519)	—
Exercised stock options and vested share awards	32	2
Excess share-based compensation tax benefit	—	96
Dividend to non-controlling interest	(20)	—
Issuance of long-term debt	—	569,097
Debt issuance costs	(1,000)	(16,254)
Principal payments under long-term debt	(2,740)	(561,934)

Net cash used in financing activities from continuing operations	(20,247)	(9,130)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(20,247)	(9,130)

Effect of exchange rate changes on cash and cash equivalents	(3,433)	681

Net increase in cash and cash equivalents	21,571	9,387

Cash and cash equivalents at beginning of period (includes $Nil and $394 of cash presented within assets held for sale)	135,118	123,553

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	156,689	132,940

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	(Accumulated deficit) /retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	3,087	—	—	—	—	3,087
Exercised stock options and vested share awards	—	2	—	—	—	—	—	—	2
Comprehensive loss:
Net (losses)/earnings attributable to common shares	—	—	—	—	(14,675)	—	—	27	(14,648)
Other comprehensive loss	—	—	—	—	—	(40,165)	—	(849)	(41,014)

Balance, June 30, 2014	—	1,038	181	995,947	(7,032)	(133,482)	(181)	1,601	858,072

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	3,733	—	—	—	—	3,733
Exercised stock options and vested share awards	—	5	—	27	—	—	—	—	32
Repurchase of shares	—	(15)	—	(13,973)	(4,353)	—	—	—	(18,341)
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net earnings attributable to common shares	—	—	—	—	5,875	—	—	5	5,880
Other comprehensive loss	—	—	—	—	—	(40,119)	—	(153)	(40,272)

Balance, June 30, 2015	—	1,030	181	990,590	7,285	(286,539)	(181)	927	713,293

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

At June 30, 2015, Belmond owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

Functional currency change

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. In the six months ended June 30, 2014, a foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses.

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

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

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

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. Debt issuance costs included in Other assets on the condensed consolidated balance sheets were $12,847,000 at June 30, 2015 (December 31, 2014 - $13,095,000).

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Numerator ($'000)
Net earnings/(losses) from continuing operations	15,387	6,463	6,123	(13,446)
Net earnings/(losses) from discontinued operations	(53)	(467)	(243)	(1,202)
Net losses/(earnings) attributable to non-controlling interests	90	89	(5)	(27)

Net earnings/(losses) attributable to Belmond Ltd.	15,424	6,085	5,875	(14,675)

Denominator (shares '000)
Basic weighted average shares outstanding	103,652	103,734	103,880	103,727
Effect of dilution	2,049	2,184	1,969	—

Diluted weighted average shares outstanding	105,701	105,918	105,849	103,727

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.148	0.062	0.059	(0.130)
Net earnings/(losses) from discontinued operations	(0.001)	(0.005)	(0.002)	(0.012)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	—	—

Net earnings/(losses) attributable to Belmond Ltd.	0.148	0.058	0.057	(0.142)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.146	0.061	0.058	(0.130)
Net earnings/(losses) from discontinued operations	(0.001)	(0.004)	(0.002)	(0.012)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	—	—

Net earnings/(losses) attributable to Belmond Ltd.	0.146	0.058	0.056	(0.142)

For the six months ended June 30, 2014, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because Belmond incurred a net loss in that period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Share options	701,600	163,900	894,876	2,913,300
Share-based awards	—	—	—	1,503,000

Total	701,600	163,900	894,876	4,416,300

The number of share options and share-based awards unexercised at June 30, 2015 was 4,690,526 (June 30, 2014 - 4,416,300).

3.    Assets held for sale and discontinued operations

At June 30, 2015 and December 31, 2014, no properties were classified as held for sale. For the six months ended June 30, 2015 and 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

During the six months ended June 30, 2014, Inn at Perry Cabin by Belmond, St. Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations.

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

The following is a summary of net assets sold and the gain recorded on sale for Inn at Perry Cabin by Belmond:

Inn at Perry Cabin by Belmond
March 21, 2014
$'000

Property, plant and equipment	32,293
Net working capital deficit	(820)
Net assets	31,473
Transfer of foreign currency translation loss/(gain)	—
31,473
Consideration:
Cash	25,680
Reduction in debt facility on sale of hotel	11,020
Key money retained by buyer	3,000
Less: Working capital adjustment	(1,130)
Less: Costs to sell	(393)
38,177

Gain on sale	6,704

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following an unannounced dispossession of Belmond from the hotel by the owner in November 2013, however, Belmond has been unable to continue to operate the hotel. Belmond believes that the owner's actions are unlawful and constitute a wrongful dispossession and is pursuing its legal remedies under the lease. See Note 17. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs relating to Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(42)	(11)	(53)
Impairment	—	—	—
Gain on sale	—	—	—

Losses before tax	(42)	(11)	(53)
Tax benefit	—	—	—

Net losses from discontinued operations	(42)	(11)	(53)

	Three months ended June 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(241)	(226)	(467)

Losses before tax	(241)	(226)	(467)

Net losses from discontinued operations	(241)	(226)	(467)

	Six months ended June 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(192)	(51)	(243)

Losses before tax	(192)	(51)	(243)

Net losses from discontinued operations	(192)	(51)	(243)

	Six months ended June 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(918)	(284)	(1,202)

Losses before tax	(918)	(284)	(1,202)

Net losses from discontinued operations	(918)	(284)	(1,202)

The results of discontinued operations for the three and six months ended June 30, 2015 include legal fees of $42,000 (June 30, 2014 - $241,000) and $192,000 (June 30, 2014 - $918,000), respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17.

(c)    Assets and liabilities held for sale

There were no properties classified as held for sale at June 30, 2015 and December 31, 2014.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $210,760,000 at June 30, 2015 (December 31, 2014 - $207,739,000 ) and exclude goodwill of $40,395,000 (December 31, 2014 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $121,605,000 at June 30, 2015 (December 31, 2014 - $122,058,000).

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

The carrying amounts and maximum exposures to loss as a result of Belmond’s involvement with its Peru rail joint venture are as follows:

	Carrying amounts		Maximum exposure
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	$’000	$’000	$’000	$’000

Investment	45,009	41,713	45,009	41,713
Due from unconsolidated company	4,108	5,931	4,108	5,931
Guarantees	—	—	—	4,124
Contingent guarantees	—	—	9,983	11,226

Total	49,117	47,644	59,100	62,994

The maximum exposure to loss for the Peru rail joint venture exceeds Belmond’s carrying amounts in the joint venture due to guarantees, which, as discussed below, are not recognized in the condensed consolidated financial statements. The contingent guarantees may only be enforced in the event there is a change in control in the joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at June 30, 2015, Belmond does not expect that it will be required to fund these guarantees relating to this joint venture as the entity has the ability to repay the loans.

The Company has contingently guaranteed $3,307,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,676,000, through May 2016.

At December 31, 2014, the Company guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the three months ended June 30, 2015.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at June 30, 2015, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

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

On May 21, 2015, Belmond sold its 50% ownership in Hotel Ritz by Belmond, Madrid, Spain. Belmond and its joint venture partner sold the shares in the entity that owns the hotel for gross proceeds of €130,000,000 ($145,288,000 at date of sale). As a condition of the sale, Belmond’s management contract with Hotel Ritz by Belmond was terminated, resulting in the receipt of a termination fee of $2,292,000.

The following table shows the net proceeds to Belmond and a summary of net assets sold, resulting in a gain of $19,676,000 that is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of condensed consolidated operations:

Hotel Ritz by Belmond
May 21, 2015
$'000

Receivables due from unconsolidated companies	29,679
Investments in unconsolidated companies	—
Net assets sold	29,679
Transfer of foreign currency translation gain	(5,613)
24,066

Consideration:
Cash	42,197
Less: Costs to sell	(747)
Plus: Management contract termination fee	2,292
43,742

Gain on sale	19,676

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	June 30, 2015	December 31, 2014
	$’000	$’000

Current assets	44,438	52,289

Property, plant and equipment, net	198,853	340,546
Other assets	33,312	37,917
Non-current assets	232,165	378,463

Total assets	276,603	430,752

Current liabilities, including $30,379 and $96,824 current portion of third-party debt	89,050	157,273

Long-term debt	18,855	27,014
Other liabilities	39,591	125,210
Non-current liabilities	58,446	152,224

Total shareholders’ equity	129,107	121,255

Total liabilities and shareholders’ equity	276,603	430,752

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Revenue	43,255	45,626	77,091	80,341

Gross profit[1]	29,198	28,052	48,044	46,533

Net earnings[2]	2,526	2,948	3,322	2,596
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at June 30, 2015, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2020, $18,334,000 of debt obligations of the joint venture in Peru that operates four hotels. See Note 4 for information regarding guarantees and long-term debt of the rail joint venture in Peru.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2015	December 31, 2014
	$’000	$’000

Land and buildings	1,037,895	1,069,846
Machinery and equipment	190,159	194,155
Fixtures, fittings and office equipment	228,913	224,270
River cruise ship and canal boats	18,787	18,924

	1,475,754	1,507,195
Less: Accumulated depreciation	(345,493)	(338,438)

Total property, plant and equipment, net of accumulated depreciation	1,130,261	1,168,757

The major classes of assets under capital leases included above are as follows:

	June 30, 2015	December 31, 2014
	$’000	$’000

Machinery and equipment	695	716
Fixtures, fittings and office equipment	171	181

	866	897
Less: Accumulated depreciation	(656)	(652)

Total assets under capital leases, net of accumulated depreciation	210	245

The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2015 was $12,297,000 (June 30, 2014 - $12,647,000) and $24,782,000 (June 30, 2014 - $24,698,000), respectively.

The table above includes property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $199,711,000 at June 30, 2015 (December 31, 2014 - $197,608,000).

There were no impairments of property, plant and equipment in the three and six months ended June 30, 2015 and 2014.

There was no capitalized interest in the three and six months ended June 30, 2015 and 2014.

7.    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

	At January 1, 2015
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	At June 30, 2015
	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	71,292	(10,104)	61,188	—	(3,514)	57,674
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	21,705	(8,113)	13,592	(5,036)	(936)	7,620
Owned trains and cruises	7,873	—	7,873	(662)	19	7,230

Total	166,971	(34,327)	132,644	(5,698)	(4,431)	122,515

During the three months ended June 30, 2015, the Company determined that there were indicators that the goodwill balance at the below reporting units should be tested for potential impairment in the quarter. In each case the first step of the impairment test to compare the fair value of a reporting unit to its carrying value, including goodwill, indicated that their goodwill balances may be impaired. The fair value of a reporting unit is determined using internally developed discounted future cash flow models, which include input from external valuation experts to provide discount and long term growth rates. The second step of the impairment assessment to determine the amount of any potential impairment loss was performed and the following non-cash goodwill impairment charges were identified and recorded in the three and six months ended June 30, 2015:

•
An impairment charge of $3,581,000 at Belmond Jimbaran Puri. The Company determined that this impairment was triggered by declining performance over a number of periods, caused in part by the stronger U.S. dollar and increased relative expense of the region for European travelers in particular. Further weakness in performance that has continued into the peak season in the second quarter has led management to reconsider its estimates for future profitability of the business, including future growth in ADR and occupancy rates and the related discount rates.

•
An impairment charge of $1,455,000 at Belmond La Résidence Phou Vao. The Company determined that this impairment was triggered by the declining popularity of the destination, increased relative expense of the region for European travelers as well as increased competition from smaller independent operators. After a weak winter period, the improvement in performance in 2015 was not as strong as expected, leading management to reconsider its estimates for future profitability of the business, including future growth in ADR and occupancy rates and the related discount rates.

•
An impairment charge of $662,000 at Belmond Northern Belle. The Company determined that this impairment was triggered by declining performance caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. Continued softness in passenger numbers over the key summer period led management to reconsider its estimates for future profitability of the business, including future growth in ticket prices and passenger numbers and the related discount rates.

During the three months ended June 30, 2015, the Company also determined that the deterioration of the economic environment in Russia which occurred in the second half of 2014 and has failed to improve significantly in 2015 with economic sanctions still in place was an indicator that the goodwill at Belmond Grand Hotel Europe should be tested for potential impairment. The first step of the impairment process indicated that the fair value of Belmond Grand Hotel Europe is below its carrying value, suggesting that the $14,148,000 goodwill assigned to this reporting unit may be impaired. As a consequence, the Company has commenced step two of the impairment assessment to determine the amount of the potential impairment loss, if any. U.S. GAAP requires that when the second step of a goodwill impairment analysis is not complete before the financial statements are issued, and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss should be recognized in the financial statements. The Company has been unable, as of the date of issuing these financial statements, to advance step two of its testing to the point where it can reasonably estimate the impairment loss, if any, and thus the Company has not recorded an impairment of the goodwill in these financial statements. The Company has been unable to reasonably estimate the loss because of the difficulty in determining the current fair values of the individual assets and liabilities of the reporting unit, in particular the property value where conflicting available data indicates a wide range of possible outcomes in the goodwill impairment test. The Company therefore needs to involve an outside expert to advise on valuation of the property so that the Company can reliably estimate the implied fair value of the goodwill. The second step of the goodwill impairment testing will be completed during the three months ended September 30, 2015, with any impairment loss recorded in net income for that period. If an impairment loss is recorded, it may be material to the Company’s income for the three months ended September 30, 2015.

Additionally in the current quarter, the Company considered whether the increased relative expense of the region indicated whether it was more likely than not that the fair value of Belmond La Résidence d’Angkor was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of Belmond La Résidence d’Angkor was approximately 9% in excess of its carrying value. Belmond La Résidence d’Angkor had a goodwill balance of $1,548,000 at June 30, 2015. Factors that could reasonably be expected to have an adverse effect on the fair value of the reporting unit are the future operating projections of the hotel, volatility in debt or equity markets could result in a higher discount rate, political instability in the region or changes in future travel patterns or local competitive supply.

8.    Other intangible assets

Other intangible assets consist of the following as of June 30, 2015:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2015	8,586	1,888	7,100	17,574
Additions	706	—	—	706
Foreign currency translation adjustment	(224)	12	—	(212)

Balance at June 30, 2015	9,068	1,900	7,100	18,068

Accumulated amortization:
Balance at January 1, 2015	2,486	1,130		3,616
Charge for the period	157	65		222
Foreign currency translation adjustment	(69)	8		(61)

Balance at June 30, 2015	2,574	1,203		3,777

Net book value:
At June 30, 2015	6,494	697	7,100	14,291

At December 31, 2014	6,100	758	7,100	13,958

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

Total amortization expense for the three and six months ended June 30, 2015 was $128,000 (June 30, 2014 - $124,000) and $222,000 (June 30, 2014 - $192,000). Estimated total amortization expense for the remainder of the year ending December 31, 2015 is $222,000 and for each of the years ending December 31, 2016 to December 31, 2020 is $444,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	June 30, 2015	December 31, 2014
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of four to 13 years (2014 - five to 14 years), with a weighted average interest rate of 4.28% (2014 - 4.35%)	603,333	620,106
Obligations under capital lease	79	129

Total long-term debt and obligations under capital lease	603,412	620,235

Less: Current portion	5,380	5,549
Less: Discount on secured term loan	2,255	2,451

Non-current portion of long-term debt and obligations under capital lease	595,777	612,235

On March 21, 2014, Belmond entered into a $551,955,000 secured term loan and a $105,000,000 revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan consists of two tranches, a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.25% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in seven years and the annual mandatory amortization is 1% of the principal amount. The euro-denominated tranche was repriced in June 2015 to a rate of EURIBOR plus 3% per annum.
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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2015:

$’000

Remainder of 2015	2,686
2016	5,386
2017	5,380
2018	5,391
2019	91,396
2020	5,407
2021 and thereafter	487,766

Total long-term debt and obligations under capital lease	603,412

The Company has guaranteed $505,895,000 of the long-term debt of its subsidiary companies as at June 30, 2015 (December 31, 2014 - $522,561,000).

Deferred financing costs related to the above outstanding long-term debt were $12,847,000 at June 30, 2015 (December 31, 2014 - $13,095,000) and are amortized to interest expense over the term of the corresponding long-term debt. These costs are included in Other assets on the condensed consolidated balance sheets.

A loss on extinguishment of debt of $Nil was recognized in the six months ended June 30, 2015 (June 30, 2014 - loss of $14,506,000). The loss in the six months ended June 30, 2014 comprised costs associated with the March corporate debt refinancing.

The tables above include the debt of Charleston Center LLC, a consolidated VIE, of $97,438,000 at June 30, 2015 (December 31, 2014 - $97,545,000). This amount includes the $86,000,000 refinanced in August 2014 and is non-recourse to Belmond. Deferred financing costs related to this debt were $823,000 at June 30, 2015 (December 31, 2014 - $922,000).

(b)                              Revolving credit and working capital facilities

Belmond had approximately $106,191,000 of revolving credit and working capital facilities at June 30, 2015 (December 31, 2014 - $107,004,000) of which $106,191,000 was available (December 31, 2014 - $101,486,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2015	December 31, 2014
	$’000	$’000

Interest rate swaps (see Note 19)	1,168	618
Long-term accrued interest on subordinated debt at Charleston Center LLC	16,240	15,940
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 3)	2,250	2,550
Deferred lease incentive	289	315
Accrued income tax	1,952	2,118
Withholding tax provision classified as interest	284	2,356

Total other liabilities	22,183	23,897

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	246	279	489	554
Expected return on assets	(259)	(291)	(514)	(578)
Net amortization and deferrals	187	140	372	279

Net periodic benefit cost	174	128	347	255

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $2,000,000 at June 30, 2015) annually until the plan is fully funded, which, based on its December 2012 actuarial assessment, is projected to occur in 2017. During the three and six months ended June 30, 2015, contributions of $483,000 (June 30, 2014 - $540,000) and $963,000 (June 30, 2014 - $1,077,000), respectively, were made to the pension plan and Belmond anticipates contributing an additional $1,037,000 to fund the plan in 2015 for a total of $2,000,000.

Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $12,895,000 at June 30, 2015), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three and six months ended June 30, 2015, the income tax provision was $16,338,000 (June 30, 2014 - $11,561,000) and $7,058,000 (June 30, 2014 - $1,319,000), respectively.

Although the disposal of the Hotel Ritz by Belmond in the three months ended June 30, 2015 does not give rise to a tax charge, it has the effect of increasing the current quarterly profit to which the annual effective tax rate is applied. This has the impact of increasing the tax expense in the three months ended June 30, 2015 by approximately $5,000,000 but, as the transaction does not give rise to a tax charge, this effect will be reversed over the remainder of 2015.

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,682	7,565	13,652	15,617

Withholding tax provision classified as interest	(1,000)	—	(1,000)	—

Amortization of deferred financing costs and discount on secured term loan	798	956	1,443	2,439

Total interest expense	6,480	8,521	14,095	18,056

14.    Supplemental cash flow information

	Six months ended
	June 30, 2015	June 30, 2014
	$’000	$’000

Cash paid during the period for:
Interest	13,980	15,775

Income taxes, net of refunds	8,810	9,115

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a decrease of $103,000 for the six months ended June 30, 2015 (June 30, 2014 - increase of $29,000).

15.    Restricted cash

The major balances in restricted cash are as follows:

	June 30, 2015	December 31, 2014
	$’000	$’000

Refundable and non-refundable cash deposits held with banks pending completion of asset sales	—	500
Cash deposits required to be held with lending banks as collateral	921	768
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	2,151	647
Bonds and guarantees	724	758

Total restricted cash	3,796	2,673

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at June 30, 2015 was $921,000 (December 31, 2014 - $768,000).

16.    Share-based compensation plans

At June 30, 2015, Belmond had three share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and six months ended June 30, 2015 was $2,983,000 (June 30, 2014 - $2,185,000) and $3,733,000 (June 30, 2014 - $2,976,000), respectively. The total compensation cost related to unexercised options and unvested share awards at June 30, 2015 to be recognized over the period July 1, 2015 to June 30, 2019 was $14,842,000 and the weighted average period over which it is expected to be recognized is 27 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2000 stock option plan or 2004 stock option plan during the six months ended June 30, 2015.

2009 share award and incentive plan

During the six months ended June 30, 2015, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares with and without performance criteria were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Share options	48,319	June 19, 2015	June 19, 2019	$12.50	43%	1.59%	$—	5.5 years
Share options	48,319	June 19, 2015	June 19, 2018	$12.50	41%	1.59%	$—	4.5 years
Share options	48,319	June 19, 2015	June 19, 2017	$12.50	35%	0.99%	$—	3.5 years
Share options	48,319	June 19, 2015	June 19, 2016	$12.50	29%	0.65%	$—	2.5 years
Restricted shares without performance criteria	64,000	June 19, 2015	June 19, 2016	$0.01	27%	0.25%	$—	1 year
Restricted shares without performance criteria	36,000	June 19, 2015	June 19, 2018	$0.01	34%	0.99%	$—	3 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2019	$0.01	43%	1.42%	$—	4 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2018	$0.01	36%	0.95%	$—	3 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2017	$0.01	31%	0.60%	$—	2 years
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2016	$0.01	30%	0.24%	$—	1 year
Deferred shares with performance criteria	256,358	March 20, 2015	March 20, 2018	$0.01	36%	0.95%	$—	3 years

17.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $9,458,000 at June 30, 2015 (December 31, 2014 - $15,486,000).

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda which are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation, although no claims have been asserted to date. As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. CHP sought reconsideration from the appellate court of this decision, but the court dismissed its request. CHP is considering whether to appeal this decision regarding the quashing of the injunction. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no accruals in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed Belmond from the hotel under long-term lease without prior notice. As a result, Belmond has been unable to continue operating the hotel and, accordingly, to prevent any confusion to its guests, Belmond ceased referring to the property in its sales and marketing materials, including all electronic marketing. Belmond believes that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond is pursuing its legal remedies under the lease, which provides for resolution of disputes by arbitration in Singapore, where Belmond has sought emergency arbitral orders to return the hotel to Belmond's possession and management and to stay court proceedings in Indonesia brought by the owner in November 2013 seeking annulment of the lease and damages from Belmond. In April 2014, the Indonesian trial court dismissed the owner’s case for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner appealed this decision, which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court. The owner has subsequently filed numerous claims against Belmond, as well as its legal counsel and the Indonesian Investment Coordinating Board, the agency of the Indonesian government responsible for foreign direct investment, in the Indonesian courts. In April 2015, the Indonesian District Court in Bali dismissed another of the owner’s claims on the basis of lack of jurisdiction as disputes between the parties are to be resolved by arbitration in Singapore. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. On June 26, 2015, the Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. The Company has since issued a demand letter to the owner for those monies and has commenced the process of enforcing this arbitral award. Belmond does not believe there is any merit in the owner’s outstanding Indonesian actions and is vigorously defending its rights while it seeks to enforce the Singapore arbitral award. While the Company can give no assurances, it believes that it should ultimately be able to enforce its arbitral award. Given the uncertainty involved in this litigation and the enforcement of the Singapore arbitral award, Belmond recorded in the year ended December 31, 2013, a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens and has not booked a receivable in respect of the award.

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,666,000 (equivalent to $5,371,000 at June 30, 2015). However, since October 2009 the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($3,566,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid of R$16,282,000 ($5,247,000) has been fully accrued. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at June 30, 2015 below. Beyond the amounts accrued, management estimates that the range of possible additional loss to Belmond could be between R$2,500,000 and R$3,500,000 (equivalent to $806,000 and $1,128,000 at June 30, 2015) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,480,000) was due on March 31, 2015 as a result of the denial of the application. The Company intends to continue to press for a reconsideration by the Ministry of its request, which the Ministry has yet to address through its administrative process. In the meantime, the Company is considering proceedings against the Ministry in the Brazilian courts. As part of its decision, the Company will determine whether and to what extent of the assessed amount it might pay.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleges that the amendment is invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case on May 8, 2015 on technical grounds and the claimant has appealed to the Superior Court of Cusco. A hearing is scheduled before that court in September 2015. If this decision was reversed on appeal, Belmond believes it has meritorious defenses and intends to defend the matter vigorously.

In July 2015, Cupecoy Village Development N.V. received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company does not expect the resolution of this claim to result in a payment of more than $200,000, which is the amount that has been accrued at June 30, 2015. Beyond the amount accrued, management estimates the range of possible additional loss to Belmond to be between $Nil and $16,300,000.

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its UK and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the UK courts, there has arisen a number of European trade mark opposition and infringement cases. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office (“OHIM”) against Belmond’s Community trade mark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond expects to prevail. Also before the OHIM, Belmond has recently been successful in opposing a Community trade mark application filed for “Cipriani”by an affiliated company of the Cipriani family. There are a number of ongoing trade mark disputes with the Cipriani family in Italy. In January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani”. This argument had already been considered and rejected by the London High Court in the 2010 litigation mentioned above, and Belmond intends to vigorously defend its interests against this latest claim. In addition, the Cipriani family has recently initiated proceedings in Italy against Belmond seeking a declaration that they be allowed to use their family name of Cipriani in relation to restaurants. The Cipriani family and their associates have made this argument in prior proceedings that proved unsuccessful, and Belmond does not expect the family’s arguments to succeed in these latest Italian litigations. While Belmond believes that it has meritorious cases in all of these proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters.

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

Future rental payments as at June 30, 2015 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2015	5,285
2016	10,018
2017	9,947
2018	9,518
2019	9,111
2020	9,221
2021 and thereafter	70,030

Future rental payments under operating leases	123,130

Rental expense for the three and six months ended June 30, 2015 amounted to $2,744,000 (June 30, 2014 - $3,146,000) and $5,588,000 (June 30, 2014 - $6,294,000), respectively.

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

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
June 30, 2015	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	4	—	4

Total assets	—	4	—	4

Liabilities at fair value:
Derivative financial instruments	—	(4,084)	—	(4,084)

Total net liabilities	—	(4,080)	—	(4,080)

	Level 1	Level 2	Level 3	Total
December 31, 2014	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	13	—	13

Total assets	—	13	—	13

Liabilities at fair value:
Derivative financial instruments	—	(3,602)	—	(3,602)

Total net liabilities	—	(3,589)	—	(3,589)

During the three and six months ended June 30, 2015, there were no transfers between levels of the fair value hierarchy.

(b)    Other financial instruments

Certain methods and assumptions are used to estimate the fair value of each class of financial instruments. The carrying amount of current assets and current liabilities as disclosed on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of those instruments.

The fair value of Belmond's long-term debt, excluding interest rate swaps and caps, is determined using the contractual cash flows and credit-adjusted discount curves. The fair value of the debt is the present value of those contractual cash flows which are discounted at market interest rates adjusted for credit spreads. Credit spreads take into consideration general market conditions, the maturity of flows and collateral.

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of June 30, 2015 and December 31, 2014 were as follows:

		June 30, 2015		December 31, 2014
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Loans from banks and other parties (see Note 9)	Level 3	603,333	663,845	620,106	663,653

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis in the six months ended June 30, 2014. The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the six months ended June 30, 2015 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in the six months ended June 30, 2015
	$’000	$’000	$’000	$’000	$’000

Goodwill	—	—	—	—	(5,698)

Goodwill

In the six months ended June 30, 2015, goodwill of Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle with a combined carrying value of $5,698,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $5,698,000. See Note 7.

This impairment is included in earnings from continuing operations in the period incurred.

19.    Derivatives and hedging activities

Cash flow hedges of interest rate risk

As of June 30, 2015 and December 31, 2014, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2015	December 31, 2014
	’000	’000

Interest rate swaps	€74,063	€74,438
Interest rate swaps	$213,344	$214,206
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of June 30, 2015 and December 31, 2014:

		Fair value as of June 30, 2015	Fair value as of December 31, 2014
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	4	13
Interest rate derivatives	Accrued liabilities	(2,916)	(2,984)
Interest rate derivatives	Other liabilities	(1,168)	(618)

Total		(4,080)	(3,589)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at June 30, 2015 and December 31, 2014. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At June 30, 2015, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,854,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and six months ended June 30, 2015 was a loss of $6,488,000 (June 30, 2014 - gain of $1,359,000) and a gain of $13,666,000 (June 30, 2014 - gain of $1,039,000), respectively.

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of June 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $4,084,000 (December 31, 2014 - $3,602,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $4,085,000 (December 31, 2014 - $3,615,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $165,626,000 at June 30, 2015, being a liability of Belmond (December 31, 2014 - $180,149,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Six months ended June 30, 2015	$’000	$’000	$’000	$’000

Balance at January 1, 2015	(232,328)	(3,569)	(10,523)	(246,420)

Other comprehensive income/(loss) before reclassifications	(40,183)	(1,701)	298	(41,586)

Amounts reclassified from AOCI	—	1,467	—	1,467

Net current period other comprehensive income/(loss)	(40,183)	(234)	298	(40,119)

Balance at June 30, 2015	(272,511)	(3,803)	(10,225)	(286,539)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	June 30, 2015	June 30, 2014
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	738	595	Interest expense

Total reclassifications for the period	738	595

	Amount reclassified from AOCI
	Six months ended
	June 30, 2015	June 30, 2014
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,467	1,205	Interest expense

Total reclassifications for the period	1,467	1,205

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	71,778	78,179	83,696	92,715
North America	39,660	37,329	80,638	75,562
Rest of world	25,514	33,195	62,322	69,725
Total owned hotels	136,952	148,703	226,656	238,002
Part-owned/managed hotels	1,545	1,775	2,405	2,738
Total hotels	138,497	150,478	229,061	240,740
Owned trains and cruises	20,111	23,284	27,719	34,280
Part-owned/managed trains	2,197	1,842	3,515	3,127
Total trains and cruises	22,308	25,126	31,234	37,407

Total revenue	160,805	175,604	260,295	278,147

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	29,350	29,904	21,960	21,510
North America	9,411	6,889	20,231	14,206
Rest of world	3,043	6,690	14,470	17,466
Total owned hotels	41,804	43,483	56,661	53,182
Part-owned/managed hotels	(10)	1,811	(317)	1,306
Total hotels	41,794	45,294	56,344	54,488
Owned trains and cruises	2,799	2,475	501	1,694
Part-owned/managed trains	5,523	3,956	7,380	5,837
Total trains and cruises	8,322	6,431	7,881	7,531

Reconciliation to net earnings/(losses):
Total segment profit	50,116	51,725	64,225	62,019

Gain on disposal of property, plant and equipment and equity method investments	19,825	153	19,975	3,857
Impairment of goodwill	(5,698)	—	(5,698)	—
Central overheads	(9,153)	(8,437)	(19,243)	(16,810)
Share-based compensation	(2,983)	(2,185)	(3,733)	(2,976)
Depreciation and amortization	(12,425)	(12,771)	(25,004)	(24,890)
Loss on extinguishment of debt	—	—	—	(14,506)
Interest income	187	298	450	700
Interest expense	(6,480)	(8,521)	(14,095)	(18,056)
Foreign currency, net	(1,056)	(1,328)	(3,812)	(880)
Provision for income taxes	(16,338)	(11,561)	(7,058)	(1,319)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(608)	(910)	116	(585)

Earnings/(losses) from continuing operations	15,387	6,463	6,123	(13,446)
Losses from discontinued operations	(53)	(467)	(243)	(1,202)

Net earnings/(losses)	15,334	5,996	5,880	(14,648)

Earnings from unconsolidated companies, net of tax:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	(977)	114	(1,482)	(752)
Part-owned/managed trains	2,334	1,337	3,164	1,790

Total earnings from unconsolidated companies, net of tax	1,357	1,451	1,682	1,038

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	5,454	10,913	14,419	19,920
North America	3,350	3,895	6,611	9,235
Rest of world	3,808	4,417	5,786	8,239
Total owned hotels	12,612	19,225	26,816	37,394
Owned trains and cruises	1,824	1,678	4,296	2,558

Unallocated corporate	87	16	253	88

Total capital expenditure to acquire property, plant and equipment	14,523	20,919	31,365	40,040

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	49,903	53,099	51,204	54,417
United Kingdom	20,678	22,975	27,991	31,566
United States	30,117	28,512	55,192	51,896
Brazil	15,685	22,221	35,595	43,508
All other countries	44,422	48,797	90,313	96,760

Total revenue	160,805	175,604	260,295	278,147

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and six months ended June 30, 2015, Belmond earned management fees from Eastern and Oriental Express Ltd. of $15,000 (June 30, 2014 - $33,000) and $140,000 (June 30, 2014 - $205,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at June 30, 2015 was $4,935,000 (December 31, 2014 - $5,227,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and six months ended June 30, 2015, Belmond earned management and guarantee fees from its Peruvian joint ventures of $3,534,000 (June 30, 2014 - $3,085,000) and $5,394,000 (June 30, 2014 - $4,884,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at June 30, 2015 was $5,522,000 (December 31, 2014 - $7,728,000).

Belmond managed, under long-term contract, Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. In the three and six months ended June 30, 2015, Belmond earned $138,000 (June 30, 2014 - $327,000) and $328,000 (June 30, 2014 - $555,000), respectively, in management fees from Hotel Ritz by Belmond, which are recorded in revenue, and $175,000 (June 30,

2014 - $174,000) and $301,000 (June 30, 2014 - $326,000), respectively in interest income. The amount due to Belmond from Hotel Ritz by Belmond at June 30, 2015 was $Nil (December 31, 2014 - $30,371,000). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 5.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

At June 30, 2015, Belmond’s hotel portfolio consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond currently owns and operates the stand-alone restaurant ‘21’ Club in New York included above within the North America segment.

The remaining six hotels are properties which Belmond operates under management contracts. Belmond has unconsolidated equity interests in four of the managed hotels.

In May 2015, Belmond completed the sale of Hotel Ritz by Belmond. The gain on sale is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of condensed consolidated operations.

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

Belmond's owned trains and cruises segment consists of five tourist trains, two river cruise ships and five canal boats. Belmond's part-owned/ managed trains segment consists of two train businesses, one in which Belmond has an equity interest and an exclusive management contract, and one in which Belmond has an equity investment.

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

Results of Operations

Belmond’s operating results for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, expressed as a percentage of revenue, are as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	%	%	%	%

Revenue:
Owned hotels:
Europe	45	45	32	33
North America	25	21	31	27
Rest of world	16	19	24	25
Total owned hotels	86	85	87	85
Part-owned/managed hotels	1	1	1	1
Total hotels	87	86	88	86
Owned trains and cruises	12	13	11	13
Part-owned/managed trains	1	1	1	1
Total trains and cruises	13	14	12	14

Total revenue	100	100	100	100

Cost of services	(44)	(45)	(45)	(46)
Selling, general and administrative	(34)	(33)	(39)	(39)
Depreciation and amortization	(8)	(7)	(10)	(9)
Impairment of goodwill	(4)	—	(2)	—
Gain on disposal of property, plant and equipment and equity method investments	12	—	8	1
Loss on extinguishment of debt	—	—	—	(5)
Interest income, interest expense and foreign currency, net	(5)	(5)	(7)	(7)
Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	17	10	5	(5)
Provision for income taxes	(10)	(7)	(3)	—
Earnings from unconsolidated companies, net of tax	1	1	1	—
Earnings/(losses) from continuing operations	8	4	3	(5)
Net (losses)/earnings from discontinued operations, net of tax	—	—	—	—

Net earnings/(losses)	8	4	3	(5)

Operating information for Belmond’s owned hotels for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Rooms available
Europe	84,580	83,541	127,971	127,126
North America	64,974	65,065	129,234	136,435
Rest of world	92,365	93,457	183,715	185,887
Worldwide	241,919	242,063	440,920	449,448

Rooms sold
Europe	54,715	50,322	71,219	65,994
North America	46,155	44,697	90,749	88,862
Rest of world	43,514	46,414	102,643	103,623
Worldwide	144,384	141,433	264,611	258,479

Occupancy (percentage)
Europe	65	60	56	52
North America	71	69	70	65
Rest of world	47	50	56	56
Worldwide	60	58	60	58

Average daily rate (in U.S. dollars)
Europe	775	888	672	773
North America	431	422	456	448
Rest of world	339	432	376	417
Worldwide	534	591	483	519

RevPAR (in U.S. dollars)
Europe	501	535	374	401
North America	306	290	320	292
Rest of world	160	215	210	233
Worldwide	319	346	290	298

	Three months ended June 30,		Change %
	2015	2014	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	501	535	(6)%	19%
North America	306	290	6%	6%
Rest of world	160	212	(25)%	(5)%
Worldwide	319	345	(8)%	11%

The same store RevPAR data for the three months ended June 30, 2015 and June 30, 2014 excludes the operations of Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris.

	Six months ended June 30,		Change %
	2015	2014	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	374	401	(7)%	19%
North America	320	302	6%	7%
Rest of world	209	245	(15)%	3%
Worldwide	292	309	(6)%	10%

The same store RevPAR data for the six months ended June 30, 2015 and June 30, 2014 exclude the operations of Inn at Perry Cabin by Belmond, Belmond Miraflores Park and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris.

Overview

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The net earnings attributable to Belmond Ltd. for the three months ended June 30, 2015 were $15.4 million ($0.15 per common share) on revenue of $160.8 million, compared with net earnings of $6.1 million ($0.06 per common share) on revenue of $175.6 million for the three months ended June 30, 2014. The increase in net earnings is primarily due to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, on May 21, 2015, of $19.7 million, partially offset by the increase in the provision for income taxes to $16.3 million in the three months ended June 30, 2015, from $11.6 million in the three months ended June 30, 2014, and partially offset by the goodwill impairment charge of $5.7 million recorded in the three months ended June 30, 2015 ($Nil in the three months ended June 30, 2014).

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The net earnings attributable to Belmond Ltd. for the six months ended June 30, 2015 were $5.9 million ($0.06 per common share) on revenue of $260.3 million, compared with net losses of $14.7 million ($0.14 per common share) on revenue of $278.1 million for the six months ended June 30, 2014. The increase in net earnings is partially due to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, on May 21, 2015, of $19.7 million, and partially due to the fact that there was a loss on extinguishment of debt of $14.5 million in the six months ended June 30, 2014, as the Company’s hotel level debt was replaced with one corporate facility, which did not recur in the six months ended June 30, 2015. These increases were offset by the increase in the provision for income taxes to $7.1 million in the six months ended June 30, 2015, from $1.3 million in the six months ended June 30, 2014, and the goodwill impairment charge of $5.7 million recorded in the six months ended June 30, 2015 ($Nil in the six months ended June 30, 2014).

Revenue

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	71.8	78.2	83.7	92.7
North America	39.7	37.3	80.6	75.6
Rest of world	25.5	33.2	62.3	69.7
Total owned hotels	137.0	148.7	226.6	238.0
Part-owned/managed hotels	1.5	1.8	2.4	2.7
Total hotels	138.5	150.5	229.0	240.7
Owned trains and cruises	20.1	23.3	27.8	34.3
Part-owned/managed trains	2.2	1.8	3.5	3.1
Total trains and cruises	22.3	25.1	31.3	37.4

Total revenue	160.8	175.6	260.3	278.1

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Total revenue was $160.8 million for the three months ended June 30, 2015, a decrease of $15 million, or 8%, from $175.6 million for the three months ended June 30, 2014. Total hotels revenue was $138.5 million for the three months ended June 30, 2015, a decrease of $12.0 million, or 8%, from $150.5 million for the three months ended June 30, 2014. The decrease in total hotels revenue is due to unfavorable exchange rate movements as the euro, Brazilian real and the Russian ruble have weakened significantly against the U.S. dollar, offsetting local currency growth at the Company’s European properties and Belmond Charleston Place. Revenue from trains and cruises was $22.3 million for the three months ended June 30, 2015, a decrease of $2.8 million, or 11%, from $25.1 million for the three months ended June 30, 2014, which is primarily the result of the depreciation of the British pound against the U.S. dollar.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Total revenue was $260.3 million for the six months ended June 30, 2015, a decrease of $17.8 million, or 6%, from $278.1 million for the six months ended June 30, 2014. Total hotels revenue was $229.0 million for the six months ended June 30, 2015, a decrease of $11.7 million from $240.7 million for the six months ended June 30, 2014. The decrease in total hotels revenue is due to unfavorable exchange rate movements as the euro, Brazilian real and the Russian ruble have weakened significantly against the U.S. dollar, offsetting local currency growth at the Company’s European properties, Belmond Charleston Place and Belmond Miraflores Park. Revenue from trains and cruises was $31.3 million for the six months ended June 30, 2015, a decrease of $6.1 million, or 16%, from $37.4 million for the six months ended June 30, 2014, which was partially due to the depreciation of the British pound against the U.S. dollar, and partially due to continued revenue declines at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise operations in Myanmar, as a result of significant increases in local competition.

Owned hotels - Europe

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Rooms available	84,580	83,541	127,971	127,126
Rooms sold	54,715	50,322	71,219	65,994
Occupancy (percentage)	65	60	56	52
Average daily rate (in U.S. dollars)	775	888	672	773
RevPAR (in U.S. dollars)	501	535	374	401
Same store RevPAR (in U.S. dollars)	501	535	374	401

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue was $71.8 million for the three months ended June 30, 2015, a decrease of $6.4 million, or 8%, from $78.2 million for the three months ended June 30, 2014. This decrease was mainly attributable to unfavorable exchange rate movements which contributed to $16.2 million of the revenue decline, following the depreciation of the Russian ruble and euro against the U.S. dollar. These were partially offset by local revenue growth of $9.8 million at the Company’s European hotels, led by Belmond Hotel Cipriani which benefited from the Biennial arts festival in Venice, Belmond Hotel Splendido which achieved a 9 percentage-point increase in occupancy, and Belmond Grand Hotel Europe which saw improved food and beverage revenue following the opening of the new “Azia” restaurant. ADR for the European owned hotels segment decreased to $775 in the three months ended June 30, 2015 from $888 in the three months ended June 30, 2014. Occupancy increased to 65% in the three months ended June 30, 2015 from 60% in the three months ended June 30, 2014. Same store RevPAR decreased by 6% in U.S. dollars, to $501 in the three months ended June 30, 2015 from $535 in the three months ended June 30, 2014, but increased by 19% in local currency.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue was $83.7 million for the six months ended June 30, 2015, a decrease of $9.0 million, or 10%, from $92.7 million for the six months ended June 30, 2014. This decrease was attributable to unfavorable exchange rate movements, following the 38% and 19% year-over-year depreciation of the Russian ruble and euro against the U.S. dollar. which contributed to $19.6 million of the revenue decline. This was partially offset by local revenue growth of $8.1 million in the Company’s hotels in continental Europe and the United Kingdom, driven by the Italian properties which achieved 9% local currency ADR growth and a 4 percentage-point increase in occupancy. Additionally, Belmond Grand Hotel Europe recorded a revenue increase of $2.5 million when excluding exchange rates impacts, having benefited from increased local demand and strong food and beverage growth. ADR for the European owned hotels segment decreased to $672 in the six months ended June 30, 2015 from $773 in the six months ended June 30, 2014. Occupancy increased to 56% in the six months ended June 30, 2015 from 52% in the six months ended June 30, 2014. Same store RevPAR decreased by 7% in U.S. dollars, to $374 in the six months ended June 30, 2015 from $401 in the six months ended June 30, 2014, but increased by 19% in local currency.

Owned hotels - North America

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Rooms available	64,974	65,065	129,234	136,435
Rooms sold	46,155	44,697	90,749	88,862
Occupancy (percentage)	71	69	70	65
Average daily rate (in U.S. dollars)	431	422	456	448
RevPAR (in U.S. dollars)	306	290	320	292
Same store RevPAR (in U.S. dollars)	306	290	320	302

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue was $39.7 million for the three months ended June 30, 2015, an increase of $2.4 million, or 6%, from $37.3 million for the three months ended June 30, 2014. This increase was led by Belmond Charleston Place which continued to benefit from renovated rooms and increased group business, contributing $1.2 million to the total increase. In addition, Belmond Maroma Resort & Spa achieved strong revenue growth as a result of a 4% increase in ADR and a 5 percentage-point increase in occupancy, partially due to the World Economic Forum in May 2015 which was held in Mexico this year. North American ADR increased to $431 in the three months ended June 30, 2015 from $422 in the three months ended June 30, 2014. Occupancy increased to 71% for the three months ended June 30, 2015 from 69% for the three months ended June 30, 2014. Same store RevPAR increased to $306 for the three months ended June 30, 2015 from $290 in the three months ended June 30, 2014, an increase of 6% in U.S. dollar terms.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue was $80.6 million for the six months ended June 30, 2015, an increase of $5.0 million, or 7%, from $75.6 million for the six months ended June 30, 2014. This revenue increase was led by Belmond Charleston Place where increased occupancy and strong ADR growth resulting from the hotel’s renovated room product resulted in $3.3 million revenue growth. In addition, there was a $1.4 million increase at Belmond El Encanto, primarily due to a 7 percentage-point increase in occupancy, which in turn led to increased guest spend on food and beverage and spa facilities. Revenue increases of $1.7 million in the other North American owned hotels were offset by the March 2014 sale of Inn at Perry Cabin by Belmond, which had generated revenues of $1.3 million in the six months ended June 30, 2014. Overall, North American ADR increased to $456 in the six months ended June 30, 2015 from $448 in the six months ended June 30, 2014. Occupancy increased to 70% for the six months ended June 30, 2015 from 65% for the six months ended June 30, 2014. On a same store basis (which excludes Inn at Perry Cabin by Belmond), RevPAR increased to $320 for the six months ended June 30, 2015 from $302 in the six months ended June 30, 2014, an increase of 6% in U.S. dollar terms.

Owned hotels - Rest of world

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Rooms available	92,365	93,457	183,715	185,887
Rooms sold	43,514	46,414	102,643	103,623
Occupancy (percentage)	47	50	56	56
Average daily rate (in U.S. dollars)	339	432	376	417
RevPAR (in U.S. dollars)	160	215	210	233
Same store RevPAR (in U.S. dollars)	160	212	209	245

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue was $25.5 million for the three months ended June 30, 2015, a decrease of $7.7 million, or 23%, from $33.2 million for the three months ended June 30, 2014. This decrease is primarily attributable to the $6.5 million combined revenue decline at the Company’s two Brazilian hotels, of which $6.3 million is due to the depreciation in the Brazilian real against the U.S. dollar. There was a further fall in revenue in Belmond Copacabana Palace in Brazil, having benefited significantly from the 2014 FIFA World Cup in the second quarter last year. Additionally, Belmond Safaris recorded a revenue decrease of $1.1 million primarily due to the closure of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, for renovation in January 2015. Partially offsetting these decreases was a $0.7 million growth at Belmond Miraflores Park, which was closed for renovation for the first 15 days of the second quarter of 2014. ADR for the Rest of world region decreased to $339 in the three months ended June 30, 2015 from $432 in the three months ended June 30, 2014. Occupancy decreased to 47% for the three months ended June 30, 2015 from 50% for the three months ended June 30, 2014. Same store RevPAR (which excludes Belmond Eagle Island Lodge) decreased by 25% in U.S. dollars, to $160 in the three months ended June 30, 2015 from $212 for the three months ended June 30, 2014, a decrease of 5% when measured in local currency.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue was $62.3 million for the six months ended June 30, 2015, a decrease of $7.4 million, or 11%, from $69.7 million for the six months ended June 30, 2014. This decrease is primarily attributable to the $7.9 million combined revenue decline at the Company’s two Brazilian hotels, largely due to the 23% year-over-year depreciation in the Brazilian real against the U.S. dollar. Additionally, there was a revenue decrease of $1.6 million at Belmond Safaris resulting from the closure of Belmond Eagle Island Lodge for renovation, and a fall in revenue of $1.0 million at the Company’s Asian hotels due to weakened European demand, with the weaker euro making the destination more expensive for European travellers. Partially offsetting these decreases was a $3.0 million growth at Belmond Miraflores Park, which was closed for renovation from December 2013 to mid-April 2015. ADR for the Rest of world region decreased to $376 in the six months ended June 30, 2015 from $417 in the six months ended June 30, 2014. Occupancy remained consistent at 56% for the six months ended June 30, 2015 and 2014. Same store RevPAR (which excludes Belmond Miraflores Park and Belmond Eagle Island Lodge) decreased by 15% in U.S. dollars, to $209 for the six months ended June 30, 2015 from $245 in the six months ended June 30, 2014, an increase of 3% when measured in local currency.

Part-owned/managed hotels

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue was $1.5 million for the three months ended June 30, 2015, a decrease of $0.3 million, or 17%, from $1.8 million for the three months ended June 30, 2014 due to lower management fees received from Hotel Ritz by Belmond which was sold in the second quarter of 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue of $2.4 million for the six months ended June 30, 2015, a decrease of $0.3 million, or 11%, from $2.7 million for the six months ended June 30, 2014 due to lower management fees received from Hotel Ritz by Belmond which was sold in the second quarter of 2015.

Owned trains and cruises

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue was $20.1 million for the three months ended June 30, 2015, a decrease of $3.2 million, or 14%, from $23.3 million for the three months ended June 30, 2014. This decrease was primarily as a result of unfavorable exchange rate movements, following the depreciation of the euro and British pound against the U.S. dollar.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue was $27.8 million for the six months ended June 30, 2015, a decrease of $6.5 million, or 19%, from $34.3 million for the six months ended June 30, 2014. There was a combined revenue decrease of $2.6 million at Belmond Orcaella and Belmond Road to Mandalay, Belmond’s two river cruise ships in Myanmar following increased local competition. In addition, exchange rate movements contributed to a further $2.3 million of the total revenue decline, following the 23% and 9% year-over-year depreciation of the euro and British pound against the U.S. dollar, respectively.

Part-owned/managed trains

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenue was $2.2 million in the three months ended June 30, 2015, an increase of $0.4 million, or 22%, from $1.8 million in the three months ended June 30, 2014, due to an increase in management fees from the Company’s PeruRail joint venture, following a 6% increase in the number of passenger tickets sold and an 8% increase in average ticket price.

In June 2015, PeruRail entered into a new mining contract for a period of 15 years with a Peruvian subsidiary of MMG Limited, a minerals and mining company that is publicly traded on the Hong Kong stock exchange, to transport copper concentrate from the Las Bambas mine. In connection with this project, PeruRail plans to obtain certain non-recourse financing. It is expected that the mine will begin production, and PeruRail will commence transport of the copper concentrate, in January 2016.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenue was $3.5 million in the six months ended June 30, 2015, an increase of $0.4 million, or 13%, from $3.1 million in the six months ended June 30, 2014, due to an increase in PeruRail management fees following a 5% increase in the number of passenger tickets sold and a 7% increase in average ticket price.

Cost of services

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Cost of services was $70.2 million for the three months ended June 30, 2015, a decrease of $8.4 million, or 11%, from $78.6 million for the three months ended June 30, 2014. As a percentage of revenue, cost of services decreased to 44% in the three months ended June 30, 2015, from 45% in the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Cost of services was $118.0 million for the six months ended June 30, 2015, a decrease of $10.5 million, or 8%, from $128.5 million for the six months ended June 30, 2014. As a percentage of revenue, cost of services decreased to 45% in the six months ended June 30, 2015, from 46% in the six months ended June 30, 2014.

Selling, general and administrative expenses

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Selling, general and administrative expenses were $54.6 million for the three months ended June 30, 2015, a decrease of $3.6 million, or 6%, from $58.2 million for the three months ended June 30, 2014. As a percentage of revenue, selling, general and administrative expenses increased slightly from 33% in the three months ended June 30, 2014 to 34% in the three months ended June 30, 2015.

Central costs within selling, general and administrative expenses were $12.1 million for the three months ended June 30, 2015 (including $3.0 million of non-cash share-based compensation expense), an increase of $1.5 million, or 14% in percentage terms, from $10.6 million for the three months ended June 30, 2014 (including $2.2 million of non-cash share-based compensation expense). As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) increased slightly from 5% for the three months ended June 30, 2014 to 6% for the three months ended June 30, 2015, primarily due to higher legal and professional expenses.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Selling, general and administrative expenses were $102.7 million for the six months ended June 30, 2015, a decrease of $6.3 million, or 6%, from $109.0 million for the six months ended June 30, 2014. As a percentage of revenue, selling, general and administrative expenses were consistent at 39% in the six months ended June 30, 2015 and 2014.

Central costs within selling, general and administrative expenses were $23.0 million for the six months ended June 30, 2015 (including $3.7 million of non-cash share-based compensation expense), an increase of $3.2 million, or 16% in percentage terms, from $19.8 million for the six months ended June 30, 2014 (including $3.0 million of non-cash share-based compensation expense). As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) increased slightly from 6% for the six months ended June 30, 2014 to 7% for the six months ended June 30, 2015. The increase is due to $1.6 million of costs relating to the tax migration, sales tax settlements and management restructuring that were recorded in the six months ended June 30, 2015 compared to $0.8 million of management restructuring, sales tax settlements and brand development costs that were recorded within central costs in the six months ended June 30, 2014.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings/(losses) before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”). Segment performance for the three and six months ended June 30, 2015 and 2014 is analyzed as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	$ millions	$ millions	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	29.4	29.8	21.9	21.5
North America	9.4	6.9	20.2	14.2
Rest of world	3.0	6.7	14.5	17.5
Total owned hotels	41.8	43.4	56.6	53.2
Part-owned/managed hotels	—	1.8	(0.3)	1.3
Total hotels	41.8	45.2	56.3	54.5
Owned trains and cruises	2.8	2.5	0.5	1.7
Part-owned/managed trains	5.5	4.0	7.4	5.8
Total trains and cruises	8.3	6.5	7.9	7.5

Reconciliation to net earnings/(losses):
Total segment profit	50.1	51.7	64.2	62.0

Gain on disposal of property, plant and equipment and equity method investments	19.8	0.2	20.0	3.9
Impairment of goodwill	(5.7)	—	(5.7)	—
Central costs	(12.1)	(10.6)	(23.0)	(19.8)
Depreciation and amortization	(12.4)	(12.8)	(25.0)	(24.9)
Loss on extinguishment of debt	—	—	—	(14.5)
Interest income, interest expense and foreign currency, net	(7.4)	(9.5)	(17.4)	(18.2)
Provision for income taxes	(16.3)	(11.6)	(7.1)	(1.3)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(0.6)	(0.9)	0.1	(0.6)

Earnings/(losses) from continuing operations	15.4	6.5	6.1	(13.4)
Losses from discontinued operations	(0.1)	(0.5)	(0.2)	(1.2)

Net earnings/(losses)	15.3	6.0	5.9	(14.6)

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The European owned hotels reported segment profit of $29.4 million for the three months ended June 30, 2015, a decrease of $0.4 million, or 1%, from $29.8 million for the three months ended June 30, 2014. The increase in earnings growth of $0.6 million at the Company's hotels in continental Europe and the United Kingdom, led by the Company’s Italian properties, was offset by a $1.1 million decrease in earnings from Belmond Grand Hotel Europe due to inflationary pressures on local costs. As a percentage of European owned hotels revenue, segment profit was 41% for the three months ended June 30, 2015 compared to 38% for the three months ended June 30, 2014.

The North American owned hotels reported segment profit of $9.4 million for the three months ended June 30, 2015, an increase of $2.5 million, or 36%, from $6.9 million for the three months ended June 30, 2014. There was a $1.0 million earnings growth at Belmond La Samanna, which benefited from the weaker euro due to its predominantly euro-denominated costs base. In addition, Belmond Charleston Place recorded growth in earnings of $0.7 million following its rooms refurbishment, and Belmond Maroma Resort & Spa reported an increase in earnings of $0.6 million having experienced improved demand from the U.S. market. As a percentage of North American owned hotels revenue, segment profit was 24% for the three months ended June 30, 2015 compared to 18% for the three months ended June 30, 2014.

The Rest of world owned hotels reported segment profit of $3.0 million for the three months ended June 30, 2015, a decrease of $3.7 million, or 55%, from $6.7 million for the three months ended June 30, 2014, primarily due to the earnings decline at Belmond Copacabana Palace and Belmond Safaris of $3.6 million and $0.6 million, respectively. Belmond Copacabana Palace recorded a decrease in segment profit in the three months ended June 30, 2015, having benefited significantly from the 2014 FIFA World Cup in the second quarter last year. The decrease at Belmond Safaris was due to the closure of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, for renovation in January 2015. Partially offsetting these decreases was a $0.6 million growth at Belmond Miraflores Park, which was closed for renovation for part of the second quarter of 2014. As a percentage of Rest of world owned hotels revenue, segment profit was 12% for the three months ended June 30, 2015 compared to 20% for the three months ended June 30, 2014.

The Part-owned/managed hotels reported segment profit of $Nil for the three months ended June 30, 2015 and $1.8 million for the three months ended June 30, 2014. This is primarily due to a segment loss of $1.4 million recognized for Hotel Ritz by Belmond in the three months ended June 30, 2015 as a result of additional costs incurred by the joint venture in association with its sale in May 2015.

The Owned trains and cruises reported segment profit of $2.8 million for the three months ended June 30, 2015 and $2.5 million for the three months ended June 30, 2014. Earnings growth from Belmond British Pullman and Venice Simplon-Orient-Express, which has a euro-denominated cost base, and so benefited from the weaker euro, was partially offset by a decline in earnings at Belmond Royal Scotsman which had 36 fewer passengers in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The Part-owned/managed trains reported segment profit of $5.5 million for the three months ended June 30, 2015, an increase of $1.5 million, or 38%, from $4.0 million for the three months ended June 30, 2014 attributable to an increase in average ticket prices and the number of passenger tickets sold at PeruRail.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The European owned hotels reported segment profit of $21.9 million for the six months ended June 30, 2015, an increase of $0.4 million, or 2%, from $21.5 million for the six months ended June 30, 2014. Earnings growth of $1.8 million at the Company's hotels in continental Europe and the United Kingdom, was partially offset by a $1.3 million decrease in earnings from Belmond Grand Hotel Europe. As a percentage of European owned hotels revenue, segment profit was 26% for the six months ended June 30, 2015 and 23% for the six months ended June 30, 2014.

The North American owned hotels reported segment profit of $20.2 million for the six months ended June 30, 2015, an increase of $6.0 million, or 42%, from $14.2 million for the six months ended June 30, 2014. This earnings growth was led by Belmond Charleston Place which contributed $1.8 million to the total increase. In addition, there was an increase of $1.7 million at Belmond La Samanna, which was negatively impacted by a mosquito-borne virus in St. Martin and elsewhere in the Caribbean in 2014 which did not recur in 2015, and also benefited from the impact of the weaker euro on its cost base. As a percentage of North American owned hotels revenue, segment profit was 25% for the six months ended June 30, 2015 compared with 19% for the six months ended June 30, 2014.

The Rest of world owned hotels reported segment profit of $14.5 million for the six months ended June 30, 2015, a decrease of $3.0 million, or 17%, from $17.5 million for the six months ended June 30, 2014. There was a $4.5 million earnings decrease at Belmond Copacabana Palace and $0.8 million decrease at Belmond Safaris, partially offset by a growth of $2.1 million in earnings in Belmond Miraflores Park. As a percentage of Rest of world owned hotels revenue, segment profit was 23% for the six months ended June 30, 2015 compared with 25% six months ended June 30, 2014.

The Part-owned/managed hotels reported segment loss of $0.3 million for the six months ended June 30, 2015, compared to segment profit of $1.3 million for the six months ended June 30, 2014. This is primarily due to a segment loss of $1.9 million recognized for Hotel Ritz by Belmond in the six months ended June 30, 2015 as a result of additional costs incurred by the joint venture in association with its sale in May 2015.

The Owned trains and cruises reported segment profit of $0.5 million for the six months ended June 30, 2015, a decrease of $1.2 million, or 71%, from $1.7 million for the six months ended June 30, 2014. This decline was primarily due to a fall in segment profit in Belmond Road to Mandalay and Belmond Orcaella, where increased competition have significantly impacted earnings.

The Part-owned/managed trains reported segment profit of $7.4 million for the six months ended June 30, 2015, an improvement of $1.6 million, or 28% from $5.8 million for the six months ended June 30, 2014, due to an increase in average ticket prices and the number of passenger tickets sold at PeruRail.

Gain on disposal of property, plant and equipment and equity method investments

Three months ended June 30, 2015 compared to three months ended June 30, 2014

A gain on disposal of $19.8 million was recorded in the three months ended June 30, 2015 compared to a $0.2 million gain in the three months ended June 30, 2014. $19.7 million relates to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, which was sold on May 21, 2015. The remaining amount in the three months ended June 30, 2015 and the entire $0.2 million gain in the three months ended June 30, 2014 relates to the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

A gain on disposal of $20.0 million was recorded in the six months ended June 30, 2015 compared to a $3.9 million gain in six months ended June 30, 2014. $19.7 million of the gain in the six months ended June 30, 2015 relates to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, sold on May 21, 2015. The remaining amount of $0.3 million in the six months ended June 30, 2015 and the entire $3.9 million recognized in the six months ended June 30, 2014 relates to the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract of five years.

Impairment of goodwill

Three months ended June 30, 2015 compared to three months ended June 30, 2014

A goodwill impairment charge of $5.7 million was recorded in the three months ended June 30, 2015. This consisted of $3.6 million for Belmond Jimbaran Puri Bali, $1.4 million for Belmond La Residence Phou Vao, and $0.7 million for Belmond Northern Belle. An impairment test on a further $14.1 million of goodwill at Belmond Grand Hotel Europe also indicated that the carrying value may be impaired. The Company is in the process of seeking an external valuation of the asset to conclude whether any impairment of this balance is required but, at this time, is unable to reliably estimate the amount of such impairment, if any. There were no impairments to goodwill recorded in the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

A goodwill impairment charge of $5.7 million was recorded in the six months ended June 30, 2015. This consisted of $3.6 million for Belmond Jimbaran Puri Bali, $1.4 million for Belmond La Residence Phou Vao, and $0.7 million for Belmond Northern Belle. An impairment test on a further $14.1 million of goodwill at Belmond Grand Hotel Europe also indicated that the carrying value may be impaired. The Company is in the process of seeking an external valuation of the asset to conclude whether any impairment of this balance is required but, at this time, is unable to reliably estimate the amount of such impairment, if any. There were no impairments to goodwill recorded in the six months ended June 30, 2014.

Depreciation and amortization

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Depreciation and amortization was $12.4 million for the three months ended June 30, 2015, a decrease of $0.4 million, or 3%, from $12.8 million for the three months ended June 30, 2014. Depreciation and amortization as a percentage of revenue increased slightly from 7% in the three months ended June 30, 2014 to 8% in the three months ended June 30, 2015 .

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Depreciation and amortization was $25.0 million for the six months ended June 30, 2015, a decrease of $0.1 million, from $24.9 million for the six months ended June 30, 2014. Depreciation and amortization as a percentage of revenue increased slightly from 9% for the six months ended June 30, 2014 to 10% for the six months ended June 30, 2015.

Loss on extinguishment of debt

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Loss on extinguishment of debt was $Nil for the three months ended June 30, 2015 and 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Loss on extinguishment of debt was $Nil for the six months ended June 30, 2015 compared to $14.5 million for the six months ended June 30, 2014. The loss for the six months ended June 30, 2014 comprised of costs associated with the March 2014 corporate debt refinancing, which included an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans.

Interest income, interest expense and foreign currency, net

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Interest income, interest expense and foreign currency, net was an expense of $7.4 million for the three months ended June 30, 2015, a decrease of $2.1 million, or 22%, from an expense of $9.5 million for the three months ended June 30, 2014. The decrease in net expense is primarily due to the reduction of a withholding tax charge recorded in the fourth quarter of 2014 that pertained to a previous financing agreement as well as the year-over-year depreciation of the euro, which positively impacted interest expense on the euro tranche of the Company's term loan debt.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Interest income, interest expense and foreign currency, net was an expense of $17.4 million for the six months ended June 30, 2015, a decrease of $0.8 million, or 4%, from an expense of $18.2 million for the six months ended June 30, 2014. There was a decrease in interest expense due to the weakened euro and reduced amortization of finance costs, which was partially offset by a greater foreign exchange loss of $3.8 million recognized in the six months ended June 30, 2015 compared to $0.9 million recognized in the six months ended June 30, 2014.

Provision for income taxes

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The provision for income taxes was $16.3 million for the three months ended June 30, 2015, an increase of $4.7 million, or 41%, from $11.6 million for the three months ended June 30, 2014. Although the disposal of Hotel Ritz by Belmond in the three months ended June 30, 2015 does not give rise to a tax charge, it has the effect of increasing the current quarterly profit to which the annual effective tax rate is applied.  As a result, the tax expense in the three months ended June 30, 2015 increased by approximately $5.0 million, but, as the transaction does not give rise to tax charge, this effect will be reversed over the remainder of 2015.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The provision for income taxes was $7.1 million for the six months ended June 30, 2015, an increase of $5.8 million, or 446%, from $1.3 million for the six months ended June 30, 2014. Although the disposal of Hotel Ritz by Belmond in the six months ended June 30, 2015 does not give rise to a tax charge, it has the effect of increasing the current quarterly profit to which the annual effective tax rate is applied. As a result, the tax expense in the six months ended June 30, 2015 increased by approximately $5.0 million, but, as the transaction does not give rise to tax charge, this effect will be reversed over the remainder of 2015.

Earnings from unconsolidated companies

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Earnings from unconsolidated companies net of tax were $1.4 million for the three months ended June 30, 2015, a decrease of $0.1 million, or 7%, from $1.5 million for the three months ended June 30, 2014. A tax charge of $0.6 million was recognized on earnings from unconsolidated companies for the three months ended June 30, 2015, compared to $0.9 million for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Earnings from unconsolidated companies net of tax were $1.7 million for the six months ended June 30, 2015, an improvement of $0.7 million, from losses of $1.0 million for the six months ended June 30, 2014, primarily due to the recognition of a tax benefit of $0.1 million on earnings from unconsolidated companies for the six months ended June 30, 2015, compared to a tax provision of $0.6 million for the six months ended June 30, 2014.

Net losses from discontinued operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The losses from discontinued operations for the three months ended June 30, 2015 were $0.1 million, compared with losses of $0.5 million for the three months ended June 30, 2014. Losses from discontinued operations for the three months ended June 30, 2015 and 2014 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and small operating losses from Porto Cupecoy which was sold in January 2013.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The losses from discontinued operations for the six months ended June 30, 2015 were $0.2 million, compared with losses of $1.2 million for the six months ended June 30, 2014. Losses from discontinued operations for the six months ended June 30, 2015 and June 30, 2014 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and small operating losses from Porto Cupecoy which was sold in January 2013.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the six months ended June 30, 2015 were a loss of $40.2 million, respectively compared to a loss of $40.6 million for the six months ended June 30, 2014. The loss in the six months ended June 30, 2015 largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars as the majority of Belmond's operating currencies have depreciated against the U.S. dollar during the year. The loss was driven by a 14% and 8% depreciation, respectively, of the Brazilian real and euro, against the U.S. dollar from the rate at December 31, 2014, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies.

The foreign currency translation adjustment loss for the six months ended June 30, 2014 was primarily due to a loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in the functional currency of those entities. Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At June 30, 2015, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $601.2 million (December 31, 2014 - $617.7 million), which included a current portion of $5.4 million (December 31, 2014 - $5.5 million) repayable within 12 months. Additionally, Belmond had capital commitments at June 30, 2015 amounting to $9.5 million (December 31, 2014 - $15.5 million).

Belmond had cash and cash equivalents of $156.7 million at June 30, 2015, compared to $135.1 million at December 31, 2014. In addition, Belmond had restricted cash balances of $3.8 million, of which $2.9 million is classified as current restricted cash on the consolidated balance sheets and $0.9 million is classified in other assets (December 31, 2014 - $2.7 million, of which $1.9 million was classified in restricted cash and $0.8 million was classified in other assets). At June 30, 2015, there were undrawn amounts available to Belmond under committed lines of credit of $106.2 million (December 31, 2014 - $101.5 million), bringing total cash availability at June 30, 2015 to $262.9 million (December 31, 2014 - $236.6 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At June 30, 2015, Belmond had $5.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

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
Recent Events Affecting Belmond’s Liquidity and Capital Resources
On March 23, 2015, Belmond’s board of directors announced a program enabling the Company to repurchase its class A common stock up to the value of $75.0 million. During the three months ended June 30, 2015, Belmond repurchased and retired 1,454,004 shares of class A common stock for a weighted average price of $12.61 per share, for an aggregate purchase price of approximately $18.3 million. The shares repurchased represented approximately 1% of the Company’s total shares of class A common stock outstanding prior to the repurchase. As at July 31, 2015 the Company had acquired 1,587,916 shares for net consideration of $20.0 million.

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

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $105.1 million at June 30, 2015 (December 31, 2014 - $101.5 million). This increase in working capital is largely due to the proceeds received from the sale of Hotel Ritz by Belmond on May 21, 2015, partially offset by an increase in accrued liabilities and deferred revenue.

Cash Flow - Sources and Uses of Cash

At June 30, 2015 and December 31, 2014, Belmond had cash and cash equivalents of $156.7 million and $135.1 million, respectively. In addition, Belmond had restricted cash of $3.8 million (of which $2.9 million is classified as current restricted cash on the condensed consolidated balance sheets and $0.9 million is classified in other assets) and $2.7 million (of which $1.9 million is classified in restricted cash on the condensed consolidated balance sheets and $0.8 million is classified in other assets) as of June 30, 2015 and December 31, 2014, respectively.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 was $38.3 million, compared to $18.5 million for the six months ended June 30, 2014.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $6.1 million for the six months ended June 30, 2015, an improvement of $19.5 million from net losses of $13.4 million for the six months ended June 30, 2014. In addition, during the six months ended June 30, 2014, the Company paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million, cash outflows which did not recur in the six months ended June 30, 2015. This improvement is offset in cash terms by the fact that the net losses for the six months ended June 30, 2014 included a loss on extinguishment of debt of $14.5 million. Additional non-cash items affecting net cash provided by operating activities include a goodwill impairment of $5.7 million in relation to Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle in the six months ended June 30, 2015 compared to impairment of $Nil in the six months ended June 30, 2014, and a gain on disposal of $19.7 million in relation to the sale of Belmond’s equity method investment in Hotel Ritz by Belmond in the six months ended June 30, 2015, compared to a gain on disposal of property, plant and equipment of $3.9 million in relation to the sale of Inn at Perry Cabin by Belmond in the six months ended June 30, 2014.

Investing Activities. Net cash provided by investing activities was $7.0 million for the six months ended June 30, 2015, compared to net cash used in investing activities of $0.7 million for the six months ended June 30, 2014.

Capital expenditure to acquire property, plant and equipment of $31.4 million during the six months ended June 30, 2015 included $6.1 million at Belmond Charleston Place primarily for the hotel’s rooms renovation project, $3.6 million at Belmond Grand Hotel Europe primarily for the renovation of the hotel’s main kitchen and new restaurant, $2.8 million at Belmond Hotel Cipriani primarily for the renovation of 16 rooms in the hotel’s main building, $2.7 million at Belmond Safaris primarily for the renovation of Belmond Eagle Island Lodge and $2.2 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory maintenance works, $1.8 million at Belmond Villa San Michele primarily for a new function facility, $1.7 million at Belmond Hotel Splendido primarily for the refurbishment of ten rooms, $1.7 million at Belmond La Residencia primarily for a new bar and refurbishment of 12 junior suites, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $40.0 million during the six months ended June 30, 2014 included $8.3 million at Belmond Charleston Place primarily for the second phase of the hotel’s rooms renovation project, $8.1 million at Belmond Grand Hotel Europe primarily for the conversion of 19 historic rooms into six suites and renovations of the hotel’s restaurants and meeting rooms, $4.3 million at Belmond Miraflores Park for the hotel’s renovation, $3.3 million at Belmond Hotel Cipriani primarily for the renovation of the hotel’s new Oro restaurant, $2.3 million at Belmond Villa Sant’Andrea primarily for the six junior suites that opened in May 2014, $2.5 million at Belmond Hotel Splendido primarily for the renovation of several of the hotel’s rooms and suites, with the balance for routine capital expenditures.

During the six months ended June 30, 2015, disposal of Belmond’s equity method investment in Hotel Ritz by Belmond resulted in net cash proceeds of $43.2 million. The disposal resulted in a gain of $19.7 million which was recognized on completion and is reported within gain on sale from property, plant and equipment and equity method investments.

During the six months ended June 30, 2014, disposal of non-core assets of The Inn at Perry Cabin by Belmond resulted in net cash proceeds of $37.8 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred to be recognized over the initial period of the management contract. The gain on sale of $3.7 million is reported within gain on sale from property, plant and equipment and equity method investments. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement.

During the six months ended June 30, 2015, there was a release of restricted cash of $0.5 million, compared to $6.9 million in the six months ended June 30, 2014. The amount released in the six months ended June 30, 2014 related to the repayment of the outstanding property level funded debt of Belmond with the exception of the debt of Charleston Center LLC, a consolidated VIE, which took place in March 2014. Cash deposits were previously required to be held with lending banks to support Belmond’s payment of interest and principal.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2015 was $20.2 million, compared to net cash used in financing activities of $9.1 million for the six months ended June 30, 2014.

Principal repayments under long-term debt were $2.7 million for the six months ended June 30, 2015, relating to scheduled amortization of existing debt.

During the six months ended June 30, 2014, Belmond drew $5.4 million of loans to fund capital expenditure at Belmond Miraflores Park and Belmond Grand Hotel Europe and refinanced a $12.0 million loan secured on Belmond Mount Nelson Hotel. Subsequent to these drawdowns, Belmond entered into a $552.0 million secured term loan, the proceeds of which were used to repay all outstanding funded debt of Belmond apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies. In August 2014, the debt of Charleston Center LLC was refinanced, resulting in an additional drawdown of $2.8 million. Principal repayments under long-term debt were $561.9 million for the six months ended June 30, 2014.

The six months ended June 30, 2015 included a cash outflow of $16.5 million in relation to repurchases of Belmond’s class A common stock. There were no shares repurchases in the six months ended June 30, 2014.

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

There were $9.5 million of capital commitments outstanding at June 30, 2015 (December 31, 2014 - $15.5 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At June 30, 2015, Belmond had $601.2 million (December 31, 2014 - $617.7 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. Total debt at June 30, 2015 includes a $2.3 million reduction to the face value of the corporate debt facility which reflects the balance of the unamortized original issue discount and will be amortized through interest expense over the term of the loan.

On March 21, 2014, Belmond entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan consists of two tranches, a $345.0 million U.S. dollar tranche and a €150.0 million euro-denominated tranche (equivalent to $207.0 million at draw down). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.25% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in March 2021 and the annual mandatory amortization is 1% of the principal amount. The euro-denominated tranche was repriced in June 2015 to a rate of EURIBOR plus 3% per annum.
The revolving credit facility matures in March 2019 and has a margin of 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount.

The term loan and revolving credit facility are secured by pledges of shares in certain subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 5.5 years, and the weighted average interest rate is 4.28% which incorporates derivatives used to mitigate interest rate risk. See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at June 30, 2015 included above comprised $97.4 million (December 31, 2014 - $97.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At June 30, 2015, 49% of borrowings of Belmond were at floating interest rates.

Belmond has guaranteed or contingently guaranteed debt obligations of certain of its unconsolidated joint venture companies. The following table summarizes these commitments at June 30, 2015:

	Guarantee	Contingent guarantee	Duration
June 30, 2015	$ millions	$ millions

PeruRail joint venture:
Debt obligations	—	3.3	through 2017
Concession performance	—	6.7	through May 2016
Peru hotel joint venture:
Debt obligations	—	18.3	through 2020

Total	—	28.3

Belmond has guaranteed and contingently guaranteed the debt obligations of the rail joint venture in Peru through 2017. Belmond has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2016. In addition, Belmond has contingently guaranteed $18.3 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of June 30, 2015, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $0.1 million based on borrowings outstanding at June 30, 2015.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at June 30, 2015 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at June 30, 2015 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2015.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)

April 1, 2015 - April 30, 2015	395,600	12.83	383,575	70,078,733
May 1, 2015 - May 31, 2015	544,225	12.45	544,225	63,303,132
June 1, 2015 - June 30, 2015	514,179	12.63	514,179	56,659,605

Total	1,454,004	12.61	1,454,004	56,659,605
______________

(1)	These amounts do not include any fees, commissions or other costs associated with the share repurchases.

(2)	On March 23, 2015, Belmond’s board of directors authorized up to $75 million of share repurchases.

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 31, 2015

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 2, 2014 Form 8-K Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
10.1	Exhibit 10.1 to June 2, 2015 Form 8-K Current Report (File 001-16017)	First Amendment dated June 2, 2015, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file