Form 10-Q
period 2015-09-30
Belmond Ltd.
filed 2015-11-05
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

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

 As of November 2, 2015, 102,192,005 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014
	$’000	$’000
Assets
Cash and cash equivalents	174,599	135,118
Restricted cash	6,366	1,905
Accounts receivable, net of allowances of $328 and $425	32,501	30,310
Due from unconsolidated companies	10,279	15,894
Prepaid expenses and other	16,198	17,791
Inventories	25,899	30,501
Total current assets	265,842	231,519

Property, plant and equipment, net of accumulated depreciation of $339,684 and $338,438	1,096,218	1,168,757
Investments in unconsolidated companies	71,578	65,831
Goodwill	115,912	132,644
Other intangible assets	13,965	13,958
Other assets	26,060	55,609
Total assets (1)	1,589,575	1,668,318

Liabilities and Equity
Accounts payable	20,091	24,855
Accrued liabilities	87,906	68,635
Deferred revenue	42,615	30,943
Current portion of long-term debt and obligations under capital leases	5,391	5,549
Total current liabilities	156,003	129,982

Long-term debt and obligations under capital leases	594,666	612,235
Liability for pension benefit	832	2,386
Other liabilities	24,150	23,897
Deferred income taxes	129,155	134,120
Liability for uncertain tax positions	3,626	3,437
Total liabilities (1)	908,432	906,057

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,331,082 (2014 — 103,979,577)	1,023	1,040
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2014 — 18,044,478)	181	181

Additional paid-in capital	983,499	1,000,803
Retained earnings	16,018	5,763
Accumulated other comprehensive loss	(319,610)	(246,420)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2014 — 18,044,478)	(181)	(181)
Total shareholders’ equity	680,930	761,186
Non-controlling interests	213	1,075
Total equity	681,143	762,261

Total liabilities and equity	1,589,575	1,668,318

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at September 30, 2015 and December 31, 2014 is Charleston Center LLC. These assets and liabilities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	$’000	$’000

Assets
Cash and cash equivalents	3,959	2,501
Restricted cash	662	768
Accounts receivable, net of allowances of $Nil and $Nil	1,876	2,062
Prepaid expenses and other	1,670	1,342
Inventories	1,211	1,527
Total current assets	9,378	8,200

Property, plant and equipment, net of accumulated depreciation of $29,314 and $26,581	200,403	197,608
Other assets	1,671	1,931
Total assets	211,452	207,739

Liabilities
Accounts payable	1,224	3,937
Accrued liabilities	5,081	2,485
Deferred revenue	2,917	2,151
Current portion of long-term debt and obligations under capital leases	226	217
Total current liabilities	9,448	8,790

Long-term debt and obligations under capital leases	97,157	97,328
Other liabilities	16,390	15,940
Total liabilities	122,995	122,058

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Revenue	168,395	183,519	428,690	461,666

Expenses:
Cost of services	70,711	78,700	188,673	207,241
Selling, general and administrative	54,493	56,882	157,143	165,878
Depreciation and amortization	12,180	12,062	37,184	36,952
Impairment of goodwill	4,098	—	9,796	—

Total operating costs and expenses	141,482	147,644	392,796	410,071

Gain on disposal of property, plant and equipment and equity method investments	150	121	20,125	3,978

Earnings from operations	27,063	35,996	56,019	55,573

Loss on extinguishment of debt	—	—	—	(14,506)
Interest income	234	217	684	917
Interest expense	(10,111)	(8,407)	(24,206)	(26,463)
Foreign currency, net	314	612	(3,498)	(268)

Earnings before income taxes and earnings from unconsolidated companies, net of tax	17,500	28,418	28,999	15,253

Provision for income taxes	(11,355)	(15,215)	(18,413)	(16,534)

Earnings(losses) before earnings from unconsolidated companies, net of tax	6,145	13,203	10,586	(1,281)

Earnings from unconsolidated companies, net of tax provision/(benefit) of $1,594, $1,168, $1,478 and $1,753	3,717	3,149	5,399	4,187

Earnings from continuing operations	9,862	16,352	15,985	2,906

Net losses from discontinued operations, net of tax provision/(benefit) of $Nil, $Nil, $Nil and $Nil	(381)	(1,469)	(624)	(2,671)

Net earnings	9,481	14,883	15,361	235

Net (earnings)/losses attributable to non-controlling interests	504	49	499	22

Net earnings attributable to Belmond Ltd.	9,985	14,932	15,860	257

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.10	0.16	0.15	0.03
Net earnings/(losses) from discontinued operations	—	(0.01)	(0.01)	(0.03)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.10	0.14	0.15	—

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.09	0.15	0.15	0.03
Net earnings/(losses) from discontinued operations	—	(0.01)	(0.01)	(0.03)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.10	0.14	0.15	—

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Net earnings	9,481	14,883	15,361	235

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $(1,163), $Nil, $(2,675) and $Nil	(31,938)	(57,937)	(72,274)	(99,432)
Change in fair value of derivatives, net of tax provision/(benefit) of $(493), $Nil, $(753) and $1,503	(1,495)	812	(1,729)	1,293
Change in pension liability, net of tax provision/(benefit) of $37, $Nil, $112 and $Nil	152	—	450	—
Total other comprehensive income/(losses), net of tax	(33,281)	(57,125)	(73,553)	(98,139)

Total comprehensive income/(losses)	(23,800)	(42,242)	(58,192)	(97,904)

Comprehensive (income)/losses attributable to non-controlling interests	714	235	862	1,057

Comprehensive income/(losses) attributable to Belmond Ltd.	(23,086)	(42,007)	(57,330)	(96,847)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
	$'000	$'000

Cash flows from operating activities:
Net earnings	15,361	235
Less: Net losses from discontinued operations, net of tax	(624)	(2,671)

Net earnings from continuing operations	15,985	2,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,184	36,952
Impairment of goodwill	9,796	—
Gain on disposal of property, plant and equipment	(20,125)	(3,978)
Loss on extinguishment of debt	—	14,506
Earnings from unconsolidated companies, net of tax	(5,399)	(4,187)
Amortization of deferred financing costs and discount on secured term loan	2,170	3,355
Share-based compensation	4,781	5,704
Excess share-based compensation tax benefit	—	(106)
Change in provisions for uncertain tax positions	216	379
Change in deferred income tax	5,392	1,510
Other non-cash movements	(907)	—
Effect of exchange rates on net earnings	1,996	(1,939)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,525)	(5,468)
Due from unconsolidated companies	521	(1,671)
Prepaid expenses and other	(1,929)	2
Inventories	2,032	1,404
Escrow and prepaid customer deposits	(5,080)	(1,327)
Accounts payable	(699)	1,602
Accrued liabilities	24,468	11,548
Deferred revenue	16,556	11,029
Other, net	(2,176)	(5,378)
Other cash movements:
Dividends from equity method investees	2,689	2,915
Proceeds from insurance settlements	—	887
Payment of key money	—	(3,000)
Payment of swap termination costs	—	(3,985)

Net cash provided by operating activities from continuing operations	81,946	63,660
Net cash used in operating activities from discontinued operations	(624)	(1,951)

Net cash provided by operating activities	81,322	61,709

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Nine months ended
	September 30, 2015	September 30, 2014
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(42,607)	(52,481)
Capital expenditure to acquire intangible assets	(706)	(287)
Investments in unconsolidated companies	(4,061)	(4,890)
Increase in restricted cash	—	—
Release of restricted cash	606	7,582
Change in deferred revenue for asset sale deposits	(500)	—
Proceeds from insurance settlements	—	297
Proceeds from sale of property, plant and equipment and equity method investments	43,742	37,842

Net cash used in investing activities from continuing operations	(3,526)	(11,937)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(3,526)	(11,937)

Cash flows from financing activities:
Repayments of working capital loans	—	(135)
Repurchase of shares	(27,387)	—
Exercised share options and vested share awards	33	4
Excess share-based compensation tax benefit	—	106
Dividend to non-controlling interest	(20)	—
Issuance of long-term debt	—	571,964
Debt issuance costs	(1,000)	(17,366)
Principal payments under long-term debt	(4,085)	(563,661)

Net cash used in financing activities from continuing operations	(32,459)	(9,088)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(32,459)	(9,088)

Effect of exchange rate changes on cash and cash equivalents	(5,856)	(5,411)

Net increase in cash and cash equivalents	39,481	35,273

Cash and cash equivalents at beginning of period (includes $Nil and $394 of cash presented within assets held for sale)	135,118	123,553

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	174,599	158,826

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	(Accumulated deficit) /retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	5,810	—	—	—	—	5,810
Exercised share options and vested share awards	—	4	—	—	—	—	—	—	4
Dividend to non-controlling interest	—	—	—	—	—	—	—	(264)	(264)
Comprehensive loss:
Net (losses)/earnings attributable to common shares	—	—	—	—	257	—	—	(22)	235
Other comprehensive loss	—	—	—	—	—	(97,104)	—	(1,035)	(98,139)

Balance, September 30, 2014	—	1,040	181	998,670	7,900	(190,421)	(181)	1,102	818,291

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	4,781	—	—	—	—	4,781
Exercised stock options and vested share awards	—	6	—	27	—	—	—	—	33
Repurchase of shares	—	(23)	—	(22,112)	(5,605)	—	—	—	(27,740)
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net earnings attributable to common shares	—	—	—	—	15,860	—	—	(499)	15,361
Other comprehensive loss	—	—	—	—	—	(73,190)	—	(363)	(73,553)

Balance, September 30, 2015	—	1,023	181	983,499	16,018	(319,610)	(181)	213	681,143

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

At September 30, 2015, Belmond owned, invested in or managed 35 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, operating results and cash flows for the interim period have been included in these condensed consolidated financial statements.

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

Functional currency change

Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency. In the nine months ended September 30, 2014, a foreign currency translation adjustment loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations, of which the majority related to property, plant and equipment, is included in other comprehensive losses.

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

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis when applicable. Debt issuance costs included in Other assets on the condensed consolidated balance sheets were $12,220,000 at September 30, 2015 (December 31, 2014 - $13,095,000).

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Numerator ($'000)
Net earnings/(losses) from continuing operations	9,862	16,352	15,985	2,906
Net earnings/(losses) from discontinued operations	(381)	(1,469)	(624)	(2,671)
Net losses/(earnings) attributable to non-controlling interests	504	49	499	22

Net earnings/(losses) attributable to Belmond Ltd.	9,985	14,932	15,860	257

Denominator (shares '000)
Basic weighted average shares outstanding	102,833	103,923	103,527	103,793
Effect of dilution	1,499	2,416	1,543	2,416

Diluted weighted average shares outstanding	104,332	106,339	105,070	106,209

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.096	0.157	0.154	0.028
Net earnings/(losses) from discontinued operations	(0.004)	(0.014)	(0.006)	(0.026)
Net losses/(earnings) attributable to non-controlling interests	0.005	—	0.005	—

Net earnings/(losses) attributable to Belmond Ltd.	0.097	0.143	0.153	0.002

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.095	0.154	0.152	0.027
Net earnings/(losses) from discontinued operations	(0.004)	(0.014)	(0.006)	(0.025)
Net losses/(earnings) attributable to non-controlling interests	0.005	—	0.005	—

Net earnings/(losses) attributable to Belmond Ltd.	0.096	0.140	0.151	0.002

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Share options	1,446,824	820,000	798,841	820,000
Share-based awards	—	—	—	—

Total	1,446,824	820,000	798,841	820,000

The number of share options and share-based awards unexercised at September 30, 2015 was 3,770,944 (September 30, 2014 - 4,716,950).

3.    Assets held for sale and discontinued operations

At September 30, 2015 and December 31, 2014, no properties were classified as held for sale.

For the nine months ended September 30, 2015 and 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

During the nine months ended September 30, 2014, Inn at Perry Cabin by Belmond, St. Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations.

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

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following an unannounced dispossession of Belmond from the hotel by the owner in November 2013, however, Belmond was unable to continue to operate the hotel. Belmond believed that the owner's actions were unlawful and constituted a wrongful dispossession and has pursued its legal remedies under the lease. See Note 17. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Revenue and residual costs relating to the sale of Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(338)	(43)	(381)
Impairment	—	—	—
Gain on sale	—	—	—

Losses before tax	(338)	(43)	(381)
Tax benefit	—	—	—

Net losses from discontinued operations	(338)	(43)	(381)

	Three months ended September 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(252)	(1,217)	(1,469)

Losses before tax	(252)	(1,217)	(1,469)

Net losses from discontinued operations	(252)	(1,217)	(1,469)

	Nine months ended September 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(530)	(94)	(624)

Losses before tax	(530)	(94)	(624)

Net losses from discontinued operations	(530)	(94)	(624)

	Nine months ended September 30, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(1,170)	(1,501)	(2,671)

Losses before tax	(1,170)	(1,501)	(2,671)

Net losses from discontinued operations	(1,170)	(1,501)	(2,671)

The results of discontinued operations for the three and nine months ended September 30, 2015 include legal fees of $338,000 (September 30, 2014 - $252,000) and $530,000 (September 30, 2014 - $1,170,000), respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17.

(c)    Assets and liabilities held for sale

There were no properties classified as held for sale at September 30, 2015 and December 31, 2014.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $211,452,000 at September 30, 2015 (December 31, 2014 - $207,739,000) and exclude goodwill of $40,395,000 (December 31, 2014 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $122,995,000 at September 30, 2015 (December 31, 2014 - $122,058,000).

All deferred taxes attributable to the Company’s investment in the LLC arise at the investor level and are therefore not included in the footnote to the condensed consolidated balance sheets.

(b)    VIEs of which Belmond is not the primary beneficiary

Belmond holds a 50% equity investment in its rail joint venture in Peru which operates the infrastructure, rolling stock, stations and services on a portion of the state-owned railways in Peru. Belmond previously concluded that the PeruRail joint venture was a variable interest entity because the total equity at risk was insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all significant budgetary and capital decisions require a majority of approval of the joint venture's board of directors, on which board Belmond holds two of four seats with the other two seats representing unaffiliated local Peruvian investors.

Previously, the Company had guaranteed certain debt obligations of the joint venture. The guaranteed debt was repaid with non-guaranteed debt in the nine months ended September 30, 2015. Belmond concluded that this constituted a change in the design of the entity and reconsidered its initial determination of the entity’s VIE status. The Company concluded that the joint venture now qualifies for the scope exceptions contained within U.S. GAAP to be excluded from consideration under the VIE guidance.

The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of condensed consolidated operations.

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at September 30, 2015, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, Belmond acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of an environmental park which is being created in the area. The compulsory purchase of the land is therefore expected to be carried out by the State of Rio de Janeiro unless it fails to take action by April 18, 2016 at which point the land will revert unencumbered to the real estate holding company. Belmond expects to recover its investment in the project either through negotiations with or litigation against the State of Rio de Janeiro or through a reversion of the land due to the failure of the State of Rio de Janeiro to act by April 18, 2016.

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

The following table shows the net proceeds to Belmond and a summary of net assets sold, resulting in a gain of $19,676,000 that is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of condensed consolidated operations:

Hotel Ritz by Belmond
May 21, 2015
$'000

Receivables due from unconsolidated companies	29,679
Investments in unconsolidated companies	—
Net assets sold	29,679
Transfer of foreign currency translation gain	(5,613)
24,066

Consideration:
Cash	42,197
Less: Costs to sell	(747)
Plus: Management contract termination fee	2,292
43,742

Gain on sale	19,676

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	September 30, 2015	December 31, 2014
	$’000	$’000

Current assets	47,184	52,289

Property, plant and equipment, net	204,746	340,546
Other assets	32,695	37,917
Non-current assets	237,441	378,463

Total assets	284,625	430,752

Current liabilities, including $10,946 and $96,824 current portion of third-party debt	68,759	157,273

Long-term debt	40,317	27,014
Other liabilities	39,301	125,210
Non-current liabilities	79,618	152,224

Total shareholders’ equity	136,248	121,255

Total liabilities and shareholders’ equity	284,625	430,752

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Revenue	41,645	47,780	118,736	128,121

Gross profit[1]	30,167	30,975	78,211	77,508

Net earnings[2]	7,458	6,093	10,780	8,689
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at September 30, 2015, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

The Company has contingently guaranteed, through 2020, $17,917,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed $1,950,000 of the debt obligations of the rail joint venture in Peru through 2017. The Company has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,676,000, through May 2016.

At December 31, 2014, the Company guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the nine months ended September 30, 2015.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2015	December 31, 2014
	$’000	$’000

Land and buildings	1,008,956	1,069,846
Machinery and equipment	183,150	194,155
Fixtures, fittings and office equipment	224,945	224,270
River cruise ship and canal boats	18,851	18,924

	1,435,902	1,507,195
Less: Accumulated depreciation	(339,684)	(338,438)

Total property, plant and equipment, net of accumulated depreciation	1,096,218	1,168,757

 The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2015 was $12,057,000 (September 30, 2014 - $11,969,000) and $36,839,000 (September 30, 2014 - $36,667,000), respectively.

The table above includes property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $200,403,000 at September 30, 2015 (December 31, 2014 - $197,608,000).

There were no impairments of property, plant and equipment in the three and nine months ended September 30, 2015 and 2014.

There was no capitalized interest in the three and nine months ended September 30, 2015 and 2014.

7.    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

	At January 1, 2015
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	At September 30, 2015
	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	71,292	(10,104)	61,188	(4,098)	(5,102)	51,988
North America	66,101	(16,110)	49,991	—	—	49,991
Rest of world	21,705	(8,113)	13,592	(5,036)	(1,779)	6,777
Owned trains and cruises	7,873	—	7,873	(662)	(55)	7,156

Total	166,971	(34,327)	132,644	(9,796)	(6,936)	115,912

During the three months ended June 30, 2015, the Company determined that there were indicators that the goodwill balance at the below reporting units should be tested for potential impairment in the quarter. In each case the first step of the impairment test to compare the fair value of a reporting unit to its carrying value, including goodwill, indicated that their goodwill balances may be impaired. The fair value of a reporting unit is determined using internally developed discounted future cash flow models, which include input from external valuation experts to provide discount and long term growth rates. The second step of the impairment assessment to determine the amount of any potential impairment loss was performed and the following non-cash goodwill impairment charges were identified and recorded in the three months ended June 30, 2015:

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

During the three months ended June 30, 2015, the Company determined that the deterioration of the Russian economic environment which commenced in the second half of 2014 and failed to improve significantly in 2015 under economic sanctions was an indicator that the goodwill at Belmond Grand Hotel Europe should be tested for potential impairment. The first step of the impairment process indicated that the fair value of Belmond Grand Hotel Europe was below its carrying value, suggesting that the goodwill assigned to this reporting unit of $14,148,000 (RUB785.6 million) at June 30, 2015 might be impaired. As a consequence, the Company commenced step two of the impairment assessment to determine the amount of any potential impairment loss. U.S. GAAP requires that when the second step of a goodwill impairment analysis is not complete before the financial statements are issued, and a goodwill impairment loss is probable and can be reasonably estimated, the best estimate of that loss should be recognized in the financial statements. The Company was unable, as of the date of issuing the financial statements for the second quarter of 2015, to advance step two of its testing to the point where it could reasonably estimate any impairment loss and thus the Company did not record an impairment of the goodwill in the financial statements for the second quarter of 2015. The Company was unable to reasonably estimate the loss because of the difficulty in determining the current fair values of the individual assets and liabilities of the reporting unit, in particular the property value where conflicting available data indicated a wide range of possible outcomes in the goodwill impairment test. The Company therefore needed to involve an outside expert to advise on valuation of the property in order that the Company could reliably estimate the implied fair value of the goodwill. The second step of the June 30, 2015 goodwill impairment testing was completed during the three months ended September 30, 2015 and an impairment charge of $4,098,000 (RUB227.6 million) was recorded in that period, based on the carrying values and outlook prevailing at June 30, 2015.

As the factors described above still existed at September 30, 2015, the goodwill at Belmond Grand Hotel Europe was tested for potential further impairment using updated cash flow projections and carrying values as at September 30, 2015. The first step of the impairment process indicated that the fair value of Belmond Grand Hotel Europe was below its carrying value, suggesting that the goodwill assigned to this reporting unit of $8,424,000 (RUB558.0 million) at September 30, 2015 might be impaired. As a consequence, the Company obtained an updated valuation of the property and carried out step two of the impairment assessment. Under the second step of the goodwill impairment test, the implied fair value of the hotel’s goodwill was approximately 18% in excess of its carrying value, therefore no further impairment charge has been recorded. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, economic sanctions and the timing and extent of recovery in the Russian economy.

In the three months ended September 30, 2015, the Company considered whether the increased relative expense of the region indicated that it was more likely than not that the fair value of Belmond La Résidence d’Angkor was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of Belmond La Résidence d’Angkor was approximately 16% in excess of its carrying value. Belmond La Résidence d’Angkor had a goodwill balance of $1,548,000 at September 30, 2015. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability in the region or changes in future travel patterns or local competitive supply.

8.    Other intangible assets

Other intangible assets consist of the following as of September 30, 2015:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2015	8,586	1,888	7,100	17,574
Additions	706	—	—	706
Foreign currency translation adjustment	(480)	(61)	—	(541)

Balance at September 30, 2015	8,812	1,827	7,100	17,739

Accumulated amortization:
Balance at January 1, 2015	2,486	1,130		3,616
Charge for the period	249	96		345
Foreign currency translation adjustment	(149)	(38)		(187)

Balance at September 30, 2015	2,586	1,188		3,774

Net book value:
At September 30, 2015	6,226	639	7,100	13,965

At December 31, 2014	6,100	758	7,100	13,958

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

Total amortization expense for the three and nine months ended September 30, 2015 was $123,000 (September 30, 2014 - $93,000) and $345,000 (September 30, 2014 - $285,000). Estimated total amortization expense for the remainder of the year ending December 31, 2015 is $115,000 and for each of the years ending December 31, 2016 to December 31, 2020 is $460,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	September 30, 2015	December 31, 2014
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of four to 13 years (2014 - five to 14 years), with a weighted average interest rate of 4.28% (2014 - 4.35%)	602,144	620,106
Obligations under capital lease	69	129

Total long-term debt and obligations under capital lease	602,213	620,235

Less: Current portion	5,391	5,549
Less: Discount on secured term loan	2,156	2,451

Non-current portion of long-term debt and obligations under capital lease	594,666	612,235

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2015:

$’000

Remainder of 2015	1,347
2016	5,394
2017	5,381
2018	5,382
2019	91,393
2020	5,408
2021 and thereafter	487,908

Total long-term debt and obligations under capital lease	602,213

The Company has guaranteed $504,761,000 of the long-term debt of its subsidiary companies as at September 30, 2015 (December 31, 2014 - $522,561,000).

Deferred financing costs related to the above outstanding long-term debt were $12,220,000 at September 30, 2015 (December 31, 2014 - $13,095,000) and are amortized to interest expense over the term of the corresponding long-term debt. These costs are included in Other assets on the condensed consolidated balance sheets.

A loss on extinguishment of debt of $Nil was recognized in the nine months ended September 30, 2015 (September 30, 2014 - loss of $14,506,000). The loss in the nine months ended September 30, 2014 comprised costs associated with the March corporate debt refinancing.

The tables above include the debt of Charleston Center LLC, a consolidated VIE, of $97,383,000 at September 30, 2015 (December 31, 2014 - $97,545,000). This amount includes the $86,000,000 refinanced in August 2014 and is non-recourse to Belmond. Deferred financing costs related to this debt were $771,000 at September 30, 2015 (December 31, 2014 - $922,000). This amount also includes a 1984 development loan from public agencies in the principal amount of $10,000,000 on which interest of $16,390,000 has accrued. These amounts are included in the liabilities of Charleston Center LLC (see Note 4). The development loan matures in 2028 and during its term provides for the lenders to receive 15% of the “net proceeds” (as defined in the applicable loan agreement) from any sale or refinancing of the property (other than a refinancing of the $86,000,000 first mortgage loan).

(b)                              Revolving credit and working capital facilities

Belmond had approximately $106,142,000 of revolving credit and working capital facilities at September 30, 2015 (December 31, 2014 - $107,004,000) of which $106,142,000 was available (December 31, 2014 - $101,486,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2015	December 31, 2014
	$’000	$’000

Interest rate swaps (see Note 19)	3,156	618
Long-term accrued interest on subordinated debt at Charleston Center LLC	16,390	15,940
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 3)	2,100	2,550
Deferred lease incentive	265	315
Accrued income tax	1,954	2,118
Withholding tax provision classified as interest	285	2,356

Total other liabilities	24,150	23,897

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	249	276	738	830
Expected return on assets	(262)	(289)	(776)	(867)
Net amortization and deferrals	190	139	562	418

Net periodic benefit cost	177	126	524	381

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,923,000 at September 30, 2015) annually until the plan is fully funded, which, based on its December 2012 actuarial assessment, is projected to occur in 2017. During the three and nine months ended September 30, 2015, contributions of $487,000 (September 30, 2014 - $573,000) and $1,450,000 (September 30, 2014 - $1,650,000), respectively, were made to the pension plan and Belmond anticipates contributing an additional $473,000 to fund the plan in 2015 for a total of $1,923,000.

Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $12,393,000 at September 30, 2015), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three and nine months ended September 30, 2015, the income tax provision was $11,355,000 (September 30, 2014 - $15,215,000) and $18,413,000 (September 30, 2014 - $16,534,000), respectively.

The reduced tax charge in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is mainly due to reduced pre-tax earnings in U.S. dollar terms. The increased tax charge in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is mainly due to increased underlying pre-tax earnings. Although the disposal of the Hotel Ritz by Belmond in May 2015 did not give rise to a tax charge, it had the effect of increasing the profit to which the annual effective tax rate was applied in the three months ended June 30, 2015. As a result, the tax charge for the three months ended June 30, 2015 increased by approximately $5,000,000 but, as the transaction did not give rise to a tax charge, this effect is being reversed over the remainder of 2015, with a tax benefit of approximately $4,800,000 in the three months ended September 30, 2015.

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	7,032	7,491	20,685	23,108

Withholding tax provision classified as interest	—	—	(1,476)	—

Interest on legal settlements	2,352	—	2,827	—

Amortization of deferred financing costs and discount on secured term loan	727	916	2,170	3,355

Total interest expense	10,111	8,407	24,206	26,463

14.    Supplemental cash flow information

	Nine months ended
	September 30, 2015	September 30, 2014
	$’000	$’000

Cash paid during the period for:
Interest	20,948	22,917

Income taxes, net of refunds	12,805	14,646

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a decrease of $881,000 for the nine months ended September 30, 2015 (September 30, 2014 - increase of $833,000).

15.    Restricted cash

The major balances in restricted cash are as follows:

	September 30, 2015	December 31, 2014
	$’000	$’000

Refundable and non-refundable cash deposits held with banks pending completion of asset sales	—	500
Cash deposits required to be held with lending banks as collateral	662	768
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	5,693	647
Bonds and guarantees	673	758

Total restricted cash	7,028	2,673

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at September 30, 2015 was $662,000 (December 31, 2014 - $768,000).

16.    Share-based compensation plans

At September 30, 2015, Belmond had two share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and nine months ended September 30, 2015 was $1,048,000 (September 30, 2014 - $2,713,000) and $4,781,000 (September 30, 2014 - $5,689,000), respectively. The total compensation cost related to unexercised options and unvested share awards at September 30, 2015 to be recognized over the period October 1, 2015 to September 30, 2019 was $11,278,000 and the weighted average period over which it is expected to be recognized is 26 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the nine months ended September 30, 2015.The last outstanding award under the 2000 stock option plan lapsed during the three months ended September 30, 2015.

2009 share award and incentive plan

During the nine months ended September 30, 2015, the following share option awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards
Share options	24,042	September 20, 2015	September 20, 2016	$13.75	32%	0.97%	$—	3.1 years
Share options	24,041	September 20, 2015	September 20, 2017	$13.75	41%	1.45%	$—	4.4 years
Share options	24,041	September 20, 2015	September 20, 2018	$13.75	43%	1.45%	$—	5.6 years
Share options	24,041	September 20, 2015	September 20, 2019	$13.75	58%	1.83%	$—	6.9 years
Share options	48,319	June 19, 2015	June 19, 2019	$12.50	43%	1.59%	$—	5.5 years
Share options	48,319	June 19, 2015	June 19, 2018	$12.50	41%	1.59%	$—	4.5 years
Share options	48,318	June 19, 2015	June 19, 2017	$12.50	35%	0.99%	$—	3.5 years
Share options	48,318	June 19, 2015	June 19, 2016	$12.50	29%	0.65%	$—	2.5 years

During the nine months ended September 30, 2015, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price
Restricted shares without performance criteria	29,299	September 20, 2015	December 31, 2016	$0.01
Restricted shares without performance criteria	22,851	September 20, 2015	December 31, 2017	$0.01
Restricted shares without performance criteria	22,850	September 20, 2015	December 31, 2018	$0.01
Deferred shares without performance criteria	3,097	July 31, 2015	July 31, 2016	$0.01
Deferred shares without performance criteria	3,097	July 31, 2015	July 31, 2017	$0.01
Deferred shares without performance criteria	3,096	July 31, 2015	July 31, 2018	$0.01
Deferred shares without performance criteria	3,096	July 31, 2015	July 31, 2019	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2016	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2017	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2018	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2019	$0.01
Restricted shares without performance criteria	64,000	June 19, 2015	June 19, 2016	$0.01
Restricted shares without performance criteria	36,000	June 19, 2015	June 19, 2018	$0.01
Deferred shares without performance criteria	38,824	March 20, 2015	March 20, 2019	$0.01
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2018	$0.01
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2017	$0.01
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2016	$0.01
Deferred shares with performance criteria	256,358	March 20, 2015	March 20, 2018	$0.01

17.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $6,616,000 at September 30, 2015 (December 31, 2014 - $15,486,000).

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but the Court reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda that are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation that has to date only involved SCL, although no claims have been asserted. As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. CHP sought reconsideration from the appellate court of this decision, but the court dismissed its request. CHP is considering whether to appeal this decision regarding the quashing of the injunction. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no accruals in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed Belmond from the hotel under long-term lease without prior notice. As a result, Belmond was unable to continue operating the hotel and, accordingly, to prevent any confusion to its guests, Belmond ceased referring to the property in its sales and marketing materials, including all electronic marketing. Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings as required under the lease. As part of the enforcement of its legal rights, Belmond sought and received judicial and arbitral injunctions in England and Singapore, respectively, against the owner to stay court proceedings in Indonesia brought by the owner in November 2013 seeking annulment of the lease and damages from Belmond. Supplementally, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resides, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. On June 26, 2015, the Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. The Company has since issued a demand letter to the owner for those monies and has commenced the process of enforcing this arbitral award. Starting in April 2014, the Indonesian trial courts have dismissed four separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed these decisions, one of which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court. Belmond does not believe there is any merit in the owner’s outstanding Indonesian actions and is vigorously defending its rights while it seeks to enforce the Singapore arbitral award. While the Company can give no assurances, it believes that it should ultimately be able to enforce its arbitral award. Given the uncertainty involved in this litigation and the enforcement of the Singapore arbitral award, Belmond recorded in the year ended December 31, 2013, a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens and has not booked a receivable in respect of the award.

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,666,000 (equivalent to $4,195,000 at September 30, 2015). However, until August 2014 the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($2,785,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid plus monetary correction, which totals R$17,957,000 ($4,520,000), has been fully accrued. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at September 30, 2015 below. Beyond the amounts accrued, management estimates that the range of possible additional loss to Belmond could be between R$1,000,000 and R$1,500,000 (equivalent to $252,000 and $378,000 at September 30, 2015) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,280,000) was due on March 31, 2015 as a result of the denial of the application. The Company intends to continue to press for a reconsideration by the Ministry of its request, which the Ministry has yet to address through its administrative process. In the meantime, the Company is considering proceedings against the Ministry in the Brazilian courts.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case on May 8, 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and declared that the entire proceeding be vacated based on technical grounds. Upon formal notification by the Superior Court of Cusco, the court of first instance will re-consider the matter, at which time Peru Belmond Hotels S.A. intends to request that the matter be dismissed. Belmond believes it has meritorious defenses and intends to defend the matter vigorously.

In July 2015, Cupecoy Village Development N.V. received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company does not expect the resolution of this claim to result in a payment of more than $200,000, which is the amount that has been accrued at September 30, 2015. Beyond the amount accrued, management estimates the range of possible additional loss to Belmond to be between $Nil and $16,300,000.

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its U.K. and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trade mark opposition and infringement cases. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office (“OHIM”) against Belmond’s Community trade mark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond expects to prevail. Also before the OHIM, Belmond has recently been successful in opposing a Community trade mark application filed for “Cipriani”by an affiliated company of the Cipriani family. There are a number of ongoing trade mark disputes with the Cipriani family in Italy. In January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani”. This argument had already been considered and rejected by the London High Court in the 2010 litigation mentioned above, and Belmond intends to vigorously defend its interests against this latest claim. In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name rather than just an initial with their surname, would not constitute infringement of the Company’s registered trademark for “Hotel Cipriani”. The Court’s ruling purports to apply to hotels and restaurants, as well as to all of the EU (other than the U.K.) rather than only Italy. The Company has been advised it has a strong basis for the appeal of this decision. While Belmond believes that it has meritorious cases in all of these proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters.

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

Future rental payments as at September 30, 2015 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2015	2,314
2016	8,596
2017	8,535
2018	8,094
2019	7,674
2020	7,755
2021 and thereafter	70,023

Future rental payments under operating leases	112,991

Rental expense for the three and nine months ended September 30, 2015 amounted to $2,514,000 (September 30, 2014 - $3,014,000) and $8,101,000 (September 30, 2014 - $9,144,000), respectively.

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

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2015	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(6,070)	—	(6,070)

Total net liabilities	—	(6,068)	—	(6,068)

	Level 1	Level 2	Level 3	Total
December 31, 2014	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	13	—	13

Total assets	—	13	—	13

Liabilities at fair value:
Derivative financial instruments	—	(3,602)	—	(3,602)

Total net liabilities	—	(3,589)	—	(3,589)

During the three and nine months ended September 30, 2015, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of September 30, 2015 and December 31, 2014 were as follows:

		September 30, 2015		December 31, 2014
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Loans from banks and other parties (see Note 9)	Level 3	602,144	640,922	620,106	663,653

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis in the nine months ended September 30, 2014. The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the nine months ended September 30, 2015 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in the nine months ended September 30, 2015
	$’000	$’000	$’000	$’000	$’000

Goodwill	10,050	—	—	10,050	(9,796)

Goodwill

The fair values of reporting units have been determined using internally developed discounted future cash flow models, incorporating third party appraisals and industry and market data where relevant.

In the three and nine months ended September 30, 2015, goodwill of Belmond Grand Hotel Europe with a carrying value of $14,148,000 was written down to fair value of $10,050,000, resulting in a non-cash impairment charge of $4,098,000. See Note 7.

In the nine months ended September 30, 2015, goodwill of Belmond Jimbaran Puri with a carrying value of $3,581,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $3,581,000. See Note 7.

In the nine months ended September 30, 2015, goodwill of Belmond La Résidence Phou Vao with a carrying value of $1,455,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,455,000. See Note 7.

In the nine months ended September 30, 2015, goodwill of Belmond Northern Belle with a carrying value of $662,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $662,000. See Note 7.

These impairments are included in earnings from continuing operations in the period incurred.

19.    Derivatives and hedging activities

Cash flow hedges of interest rate risk

As of September 30, 2015 and December 31, 2014, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2015	December 31, 2014
	’000	’000

Interest rate swaps	€73,875	€74,438
Interest rate swaps	$212,913	$214,206
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of September 30, 2015 and December 31, 2014:

		Fair value as of June 30, 2015	Fair value as of December 31, 2014
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	2	13
Interest rate derivatives	Accrued liabilities	(2,914)	(2,984)
Interest rate derivatives	Other liabilities	(3,156)	(618)

Total		(6,068)	(3,589)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at September 30, 2015 and December 31, 2014. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At September 30, 2015, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,853,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and nine months ended September 30, 2015 was a loss of $147,000 (September 30, 2014 - gain of $15,838,000) and a gain of $13,938,000 (September 30, 2014 - gain of $16,877,000), respectively.

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of September 30, 2015, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $6,070,000 (December 31, 2014 - $3,602,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $6,094,000 (December 31, 2014 - $3,615,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $164,936,000 at September 30, 2015, being a liability of Belmond (December 31, 2014 - $180,149,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Nine months ended September 30, 2015	$’000	$’000	$’000	$’000

Balance at January 1, 2015	(232,328)	(3,569)	(10,523)	(246,420)

Other comprehensive income/(loss) before reclassifications	(71,911)	(3,940)	450	(75,401)

Amounts reclassified from AOCI	—	2,211	—	2,211

Net current period other comprehensive income/(loss)	(71,911)	(1,729)	450	(73,190)

Balance at September 30, 2015	(304,239)	(5,298)	(10,073)	(319,610)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	September 30, 2015	September 30, 2014
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	744	592	Interest expense

Total reclassifications for the period	744	592

	Amount reclassified from AOCI
	Nine months ended
	September 30, 2015	September 30, 2014
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,211	1,797	Interest expense

Total reclassifications for the period	2,211	1,797

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	89,276	94,447	172,972	187,162
North America	29,272	28,328	109,910	103,890
Rest of world	24,425	33,399	86,747	103,124
Total owned hotels	142,973	156,174	369,629	394,176
Part-owned/managed hotels	1,470	1,832	3,875	4,570
Total hotels	144,443	158,006	373,504	398,746
Owned trains and cruises	21,417	23,208	49,136	57,488
Part-owned/managed trains	2,535	2,305	6,050	5,432
Total trains and cruises	23,952	25,513	55,186	62,920

Total revenue	168,395	183,519	428,690	461,666

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	41,065	41,779	63,025	63,289
North America	3,002	1,664	23,233	15,870
Rest of world	4,135	7,558	18,605	25,024
Total owned hotels	48,202	51,001	104,863	104,183
Part-owned/managed hotels	2,357	2,209	2,040	3,515
Total hotels	50,559	53,210	106,903	107,698
Owned trains and cruises	3,745	2,538	4,246	4,232
Part-owned/managed trains	6,790	5,920	14,170	11,757
Total trains and cruises	10,535	8,458	18,416	15,989

Reconciliation to net earnings/(losses):
Total segment profit	61,094	61,668	125,319	123,687

Gain on disposal of property, plant and equipment and equity method investments	150	121	20,125	3,978
Impairment of goodwill	(4,098)	—	(9,796)	—
Central overheads	(11,544)	(6,701)	(30,787)	(23,511)
Share-based compensation	(1,048)	(2,713)	(4,781)	(5,689)
Depreciation and amortization	(12,180)	(12,062)	(37,184)	(36,952)
Loss on extinguishment of debt	—	—	—	(14,506)
Interest income	234	217	684	917
Interest expense	(10,111)	(8,407)	(24,206)	(26,463)
Foreign currency, net	314	612	(3,498)	(268)
Provision for income taxes	(11,355)	(15,215)	(18,413)	(16,534)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1,594)	(1,168)	(1,478)	(1,753)

Earnings/(losses) from continuing operations	9,862	16,352	15,985	2,906
Losses from discontinued operations	(381)	(1,469)	(624)	(2,671)

Net earnings/(losses)	9,481	14,883	15,361	235

Earnings from unconsolidated companies, net of tax:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	778	556	(704)	(196)
Part-owned/managed trains	2,939	2,593	6,103	4,383

Total earnings from unconsolidated companies, net of tax	3,717	3,149	5,399	4,187

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	2,447	5,104	16,866	24,229
North America	2,632	4,135	9,243	12,966
Rest of world	3,983	3,148	9,769	11,433
Total owned hotels	9,062	12,387	35,878	48,628
Owned trains and cruises	2,145	1,011	6,441	3,595

Unallocated corporate	35	169	288	258

Total capital expenditure to acquire property, plant and equipment	11,242	13,567	42,607	52,481

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	66,726	70,115	117,930	124,532
United Kingdom	20,664	22,807	48,655	54,373
United States	24,201	23,209	79,393	75,105
Brazil	13,063	20,554	48,658	64,062
All other countries	43,741	46,834	134,054	143,594

Total revenue	168,395	183,519	428,690	461,666

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and nine months ended September 30, 2015, Belmond earned management fees from Eastern and Oriental Express Ltd. of $Nil (September 30, 2014 - $1,000) and $140,000 (September 30, 2014 - $206,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at September 30, 2015 was $5,061,000 (December 31, 2014 - $5,227,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and nine months ended September 30, 2015, Belmond earned management and guarantee fees from its Peruvian joint ventures of $3,794,000 (September 30, 2014 - $3,692,000) and $9,188,000 (September 30, 2014 - $8,576,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at September 30, 2015 was $5,218,000 (December 31, 2014 - $7,728,000).

Belmond managed, under long-term contract, Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. In the three and nine months ended September 30, 2015, Belmond earned $Nil (September 30, 2014 - $288,000) and $328,000

(September 30, 2014 - $843,000), respectively, in management fees from Hotel Ritz by Belmond, which are recorded in revenue, and $Nil (September 30, 2014 - $158,000) and $301,000 (September 30, 2014 - $484,000), respectively in interest income. The amount due to Belmond from Hotel Ritz by Belmond at September 30, 2015 was $Nil (December 31, 2014 - $30,371,000). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 5.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

At September 30, 2015, Belmond’s hotel portfolio consisted of 35 deluxe hotels, 29 of which were wholly or majority owned or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond currently owns and operates the stand-alone restaurant ‘21’ Club in New York included above within the North America segment.

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

During 2013, Belmond ceased to operate Ubud Hanging Gardens in Bali, Indonesia, following what Belmond believed was an unlawful dispossession of Belmond by the landlord for which Belmond has pursued its legal remedies under the lease. Accordingly, the results of Ubud Hanging Gardens have been reflected as discontinued operations for all periods presented.

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

Results of Operations

Belmond’s operating results for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, expressed as a percentage of revenue, are as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	%	%	%	%

Revenue:
Owned hotels:
Europe	52	52	41	41
North America	17	15	26	23
Rest of world	15	18	20	22
Total owned hotels	84	85	87	86
Part-owned/managed hotels	1	1	1	1
Total hotels	85	86	88	87
Owned trains and cruises	13	13	11	12
Part-owned/managed trains	2	1	1	1
Total trains and cruises	15	14	12	13

Total revenue	100	100	100	100

Cost of services	(42)	(43)	(44)	(45)
Selling, general and administrative	(32)	(31)	(37)	(36)
Depreciation and amortization	(7)	(7)	(9)	(8)
Impairment of goodwill	(2)	—	(2)	—
Gain on disposal of property, plant and equipment and equity method investments	—	—	5	1
Loss on extinguishment of debt	—	—	—	(3)
Interest income, interest expense and foreign currency, net	(6)	(4)	(6)	(6)
Earnings before income taxes and earnings from unconsolidated companies, net of tax	11	15	7	3
Provision for income taxes	(7)	(8)	(4)	(4)
Earnings from unconsolidated companies, net of tax	2	2	1	1
Earnings from continuing operations	6	9	4	—
Net (losses)/earnings from discontinued operations, net of tax	—	(1)	—	(1)

Net earnings	6	8	4	(1)

Operating information for Belmond’s owned hotels for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Rooms available
Europe	86,173	86,296	214,144	213,422
North America	63,078	63,140	192,312	199,575
Rest of world	93,380	94,484	277,095	280,371
Worldwide	242,631	243,920	683,551	693,368

Rooms sold
Europe	65,702	58,638	136,921	124,632
North America	41,276	41,422	132,025	130,284
Rest of world	47,930	47,589	150,573	151,212
Worldwide	154,908	147,649	419,519	406,128

Occupancy (percentage)
Europe	76	68	64	58
North America	65	66	69	65
Rest of world	51	50	54	54
Worldwide	64	61	61	59

Average daily rate (in U.S. dollars)
Europe	835	967	751	864
North America	356	353	425	418
Rest of world	309	429	354	421
Worldwide	545	621	506	556

RevPAR (in U.S. dollars)
Europe	637	657	480	505
North America	233	232	292	273
Rest of world	158	216	193	227
Worldwide	348	376	310	326

	Three months ended September 30,		Change %
	2015	2014	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	637	657	(3)%	19%
North America	233	232	—%	1%
Rest of world	158	211	(25)%	3%
Worldwide	348	375	(7)%	13%

The same store RevPAR data for the three months ended September 30, 2015 and September 30, 2014 excludes the operations of Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris, as the property did not operate during one of the periods presented.

	Nine months ended September 30,		Change %
	2015	2014	Dollars	Local currency

Same Store RevPAR (in dollars)
Europe	480	505	(5)%	19%
North America	292	279	5%	5%
Rest of world	190	233	(18)%	3%
Worldwide	313	334	(6)%	11%

The same store RevPAR data for the nine months ended September 30, 2015 and September 30, 2014 exclude the operations of Inn at Perry Cabin by Belmond, Belmond Miraflores Park and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris., as these properties did not operate during one of the periods presented.

Overview

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The net earnings attributable to Belmond Ltd. for the three months ended September 30, 2015 were $10.0 million ($0.10 per common share) on revenue of $168.4 million, compared with net earnings of $14.9 million ($0.14 per common share) on revenue of $183.5 million for the three months ended September 30, 2014. The decrease in net earnings is primarily due to the goodwill impairment charge of $4.1 million, relating to Belmond Grand Hotel Europe, recorded in the three months ended September 30, 2015 ($Nil in the three months ended September 30, 2014).

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The net earnings attributable to Belmond Ltd. for the nine months ended September 30, 2015 were $15.9 million ($0.15 per common share) on revenue of $428.7 million, compared with net earnings of $0.3 million ($0.00 per common share) on revenue of $461.7 million for the nine months ended September 30, 2014. The increase in net earnings is partially due to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, in May 2015 of $19.7 million, compared with the gain on sale of Inn at Perry Cabin in March 2014 of $3.7 million. Additionally, there was a loss on extinguishment of debt of $14.5 million in the nine months ended September 30, 2014, as the Company’s hotel level debt was replaced with one corporate facility, which did not recur in the nine months ended September 30, 2015. These increases were offset by a goodwill impairment charge of $9.8 million recorded in the nine months ended September 30, 2015 ($Nil in the nine months ended September 30, 2014), and increases in central costs and provision for income taxes.

Revenue

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	89.3	94.5	173.0	187.2
North America	29.3	28.3	109.9	103.9
Rest of world	24.4	33.4	86.7	103.1
Total owned hotels	143.0	156.2	369.6	394.2
Part-owned/managed hotels	1.5	1.8	3.9	4.6
Total hotels	144.5	158.0	373.5	398.8
Owned trains and cruises	21.4	23.2	49.1	57.5
Part-owned/managed trains	2.5	2.3	6.1	5.4
Total trains and cruises	23.9	25.5	55.2	62.9

Total revenue	168.4	183.5	428.7	461.7

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Total revenue was $168.4 million for the three months ended September 30, 2015, a decrease of $15.1 million, or 8%, from $183.5 million for the three months ended September 30, 2014. Total hotels revenue was $144.5 million for the three months ended September 30, 2015, a decrease of $13.5 million, or 9%, from $158.0 million for the three months ended September 30, 2014. The decrease in total hotels revenue is largely due to unfavorable exchange rate movements as the euro, Brazilian real and the Russian ruble have weakened significantly against the U.S. dollar, offsetting local currency growth at the Company’s European properties. Revenue from trains and cruises was $23.9 million for the three months ended September 30, 2015, a decrease of $1.6 million, or 6%, from $25.5 million for the three months ended September 30, 2014, which was partially due to the depreciation of the British pound against the U.S. dollar, and partially due to a decline in passenger numbers at Belmond Northern Belle.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Total revenue was $428.7 million for the nine months ended September 30, 2015, a decrease of $33.0 million, or 7%, from $461.7 million for the nine months ended September 30, 2014. Total hotels revenue was $373.5 million for the nine months ended September 30, 2015, a decrease of $25.3 million, or 6% from $398.8 million for the nine months ended September 30, 2014. The decrease in total hotels revenue is due to unfavorable exchange rate movements as the euro, Brazilian real and the Russian ruble have weakened significantly against the U.S. dollar, offsetting local currency growth at the Company’s European properties, hotels in North America, Belmond Hotel das Cataratas and Belmond Miraflores Park. Revenue from trains and cruises was $55.2 million for the nine months ended September 30, 2015, a decrease of $7.7 million, or 12%, from $62.9 million for the nine months ended September 30, 2014, which was partially due to the depreciation of the British pound against the U.S. dollar, and partially due to revenue declines at Belmond Road to Mandalay and Belmond Orcaella with increased competition in Myanmar, and Belmond Northern Belle.

Owned hotels - Europe

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Rooms available	86,173	86,296	214,144	213,422
Rooms sold	65,702	58,638	136,921	124,632
Occupancy (percentage)	76	68	64	58
Average daily rate (in U.S. dollars)	835	967	751	864
RevPAR (in U.S. dollars)	637	657	480	505
Same store RevPAR (in U.S. dollars)	637	657	480	505

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue was $89.3 million for the three months ended September 30, 2015, a decrease of $5.2 million, or 6%, from $94.5 million for the three months ended September 30, 2014. This decrease was mainly attributable to unfavorable exchange rate movements which contributed to $17.0 million of the revenue decline, following the depreciation of the Russian ruble, euro and British pound against the U.S. dollar. Partially offsetting this was local currency revenue growth of $11.8 million at the Company’s European hotels as a result of a 6% increase in local currency ADR and an 8 percentage-point increase in occupancy across the region. This was in particular due to an increase of $2.5 million in revenue recorded by Belmond Hotel Cipriani which benefited from the Biennale arts festival in Venice, $2.0 million revenue increase at Belmond Hotel Splendido which was driven by strong local currency ADR growth partially due to its renovation of suites and junior suites and partially due to an increase in group business, and $1.7 million revenue increase at Belmond Grand Hotel Europe as a result of increased group business from the Middle East and other new markets, and from increased occupancy due to several events that took place in St. Petersburg during the quarter. ADR in U.S. dollar terms for the European owned hotels segment decreased to $835 in the three months ended September 30, 2015 from $967 in the three months ended September 30, 2014. Occupancy increased to 76% in the three months ended September 30, 2015 from 68% in the three months ended September 30, 2014. Same store RevPAR decreased by 3% in U.S. dollars, to $637 in the three months ended September 30, 2015 from $657 in the three months ended September 30, 2014, but increased by 19% in local currency.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $173.0 million for the nine months ended September 30, 2015, a decrease of $14.2 million, or 8%, from $187.2 million for the nine months ended September 30, 2014. This decrease was attributable to unfavorable exchange rate movements, following the 40%, 18% and 8% year-over-year depreciation of the Russian ruble, euro and British pound, respectively, against the U.S. dollar, which contributed to $36.5 million of the revenue decline. This was partially offset by local currency revenue growth of $22.3 million in the Company’s European hotels. The Italian properties contributed to $14.6 million of this growth, having achieved a 10% increase in local currency ADR and a 4 percentage-point increase in occupancy. Additionally, Belmond Grand Hotel Europe recorded a local currency revenue increase of $4.1 million, having benefited from increased local and foreign demand and food and beverage growth with the opening of the new “Azia” restaurant. ADR in U.S. dollar terms for the European owned hotels segment decreased to $751 in the nine months ended September 30, 2015 from $864 in the nine months ended September 30, 2014. Occupancy increased to 64% in the nine months ended September 30, 2015 from 58% in the nine months ended September 30, 2014. Same store RevPAR decreased by 5% in U.S. dollars, to $480 in the nine months ended September 30, 2015 from $505 in the nine months ended September 30, 2014, but increased by 19% in local currency.

Owned hotels - North America

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Rooms available	63,078	63,140	192,312	199,575
Rooms sold	41,276	41,422	132,025	130,284
Occupancy (percentage)	65	66	69	65
Average daily rate (in U.S. dollars)	356	353	425	418
RevPAR (in U.S. dollars)	233	232	292	273
Same store RevPAR (in U.S. dollars)	233	232	292	279

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue was $29.3 million for the three months ended September 30, 2015, an increase of $1.0 million, or 4%, from $28.3 million for the three months ended September 30, 2014. This increase was led by a $0.7 million growth at Belmond El Encanto, having achieved a 9 percentage-point increase in occupancy following increased group business and an increase in banqueting revenue. In addition, Belmond Charleston Place reported an increase of revenue of $0.3 million as it continued to benefit from its renovated rooms. ADR for the North American owned hotels segment increased to $356 in the three months ended September 30, 2015 from $353 in the three months ended September 30, 2014. Occupancy decreased to 65% for the three months ended September 30, 2015 from 66% for the three months ended September 30, 2014. Same store RevPAR increased to $233 for the three months ended September 30, 2015 from $232 in the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $109.9 million for the nine months ended September 30, 2015, an increase of $6.0 million, or 6%, from $103.9 million for the nine months ended September 30, 2014. This revenue increase was led by Belmond Charleston Place where increased occupancy and strong ADR growth, following the hotel’s renovated room product, resulted in $3.6 million revenue growth. In addition, there was a $2.1 million increase at Belmond El Encanto as it continues to benefit from its second full year of operations. Revenue increases of $1.9 million in the other North American owned hotels were offset by the March 2014 sale of Inn at Perry Cabin by Belmond, which had generated revenues of $1.3 million in the nine months ended September 30, 2014. ADR for the North American owned hotels segment increased to $425 in the nine months ended September 30, 2015 from $418 in the nine months ended September 30, 2014. Occupancy increased to 69% for the nine months ended September 30, 2015 from 65% for the nine months ended September 30, 2014. Same store RevPAR (which excludes Inn at Perry Cabin by Belmond) increased by 5%, to $292 for the nine months ended September 30, 2015 from $279 in the nine months ended September 30, 2014.

Owned hotels - Rest of world

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Rooms available	93,380	94,484	277,095	280,371
Rooms sold	47,930	47,589	150,573	151,212
Occupancy (percentage)	51	50	54	54
Average daily rate (in U.S. dollars)	309	429	354	421
RevPAR (in U.S. dollars)	158	216	193	227
Same store RevPAR (in U.S. dollars)	158	211	190	233

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue was $24.4 million for the three months ended September 30, 2015, a decrease of $9.0 million, or 27%, from $33.4 million for the three months ended September 30, 2014. This decrease is attributable to unfavorable exchange rate movements, particularly the depreciation of the Brazilian real against the U.S. dollar, which contributed to $7.9 million of the total decrease. Partially offsetting this was local currency revenue growth of $1.4 million at Belmond Hotel das Cataratas as a result of higher rates achieved for wholesale and tour series business, and increased food and beverage revenue. This was offset by the revenue decline at Belmond Safaris due to the closure of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, for renovation in January 2015 until November 2015. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $309 in the three months ended September 30, 2015 from $429 in the three months ended September 30, 2014. Occupancy increased to 51% for the three months ended September 30, 2015 from 50% for the three months ended September 30, 2014. Same store RevPAR (which excludes Belmond Eagle Island Lodge) decreased by 25% in U.S. dollars, to $158 for the three months ended September 30, 2015 from $211 for the three months ended September 30, 2014, but increased by 3% in local currency.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $86.7 million for the nine months ended September 30, 2015, a decrease of $16.4 million, or 16%, from $103.1 million for the nine months ended September 30, 2014. This decrease is primarily attributable to the $15.4 million combined revenue decline at the Company’s two Brazilian hotels, largely due to the 28% year-over-year depreciation in the Brazilian real against the U.S. dollar. Additionally, there was a decrease in revenue of $3.2 million at Belmond Safaris resulting from the closure of Belmond Eagle Island Lodge for renovation. Partially offsetting these decreases was a $3.1 million growth at Belmond Miraflores Park, which was closed for renovation from December 2013 to mid-April 2014. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $354 in the nine months ended September 30, 2015 from $421 in the nine months ended September 30, 2014. Occupancy remained consistent at 54% for the nine months ended September 30, 2015 and 2014. Same store RevPAR (which excludes Belmond Miraflores Park and Belmond Eagle Island Lodge) decreased by 18% in U.S. dollars, to $190 for the nine months ended September 30, 2015 from $233 in the nine months ended September 30, 2014, but increased by 3% in local currency.

Part-owned/managed hotels

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue was $1.5 million for the three months ended September 30, 2015, a decrease of $0.3 million, or 17%, from $1.8 million for the three months ended September 30, 2014, due to lower management fees received from Hotel Ritz by Belmond which was sold in May 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $3.9 million for the nine months ended September 30, 2015, a decrease of $0.7 million, or 15%, from $4.6 million for the nine months ended September 30, 2014, due to lower management fees received from Hotel Ritz by Belmond which was sold in May 2015.

Owned trains and cruises

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue was $21.4 million for the three months ended September 30, 2015, a decrease of $1.8 million, or 8%, from $23.2 million for the three months ended September 30, 2014. This decrease was primarily as a result of unfavorable exchange rate movements, following the depreciation of the euro and British pound against the U.S. dollar, which contributed $1.5 million to the total decrease. In addition, there was a $1.2 million revenue increase at Venice Simplon-Orient-Express, which was offset by the revenue decline at Belmond Northern Belle following a slow booking pace.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $49.1 million for the nine months ended September 30, 2015, a decrease of $8.4 million, or 15%, from $57.5 million for the nine months ended September 30, 2014. Exchange rate movements accounted for $3.8 million of the total revenue decline, following the 18% and 8% year-over-year depreciation of the euro and British pound against the U.S. dollar, respectively. There was a combined revenue decrease of $3.1 million at Belmond Orcaella and Belmond Road to Mandalay, Belmond’s two river cruise ships in Myanmar, as a result of increased local competition, and a $1.3 million fall in revenue at Belmond Northern Belle.

Part-owned/managed trains

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenue was $2.5 million in the three months ended September 30, 2015, an increase of $0.2 million, or 9%, from $2.3 million in the three months ended September 30, 2014, due to an increase in management fees from the Company’s PeruRail joint venture, due to an increase in tickets sold and average ticket prices.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenue was $6.1 million in the nine months ended September 30, 2015, an increase of $0.7 million, or 13%, from $5.4 million in the nine months ended September 30, 2014, due to an increase in management fees from the Company’s PeruRail joint venture, due to an increase in tickets sold and average ticket prices.

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

Cost of services

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Cost of services was $70.7 million for the three months ended September 30, 2015, a decrease of $8.0 million, or 10%, from $78.7 million for the three months ended September 30, 2014. As a percentage of revenue, cost of services decreased slightly to 42% in the three months ended September 30, 2015, from 43% in the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Cost of services was $188.7 million for the nine months ended September 30, 2015, a decrease of $18.5 million, or 9%, from $207.2 million for the nine months ended September 30, 2014. As a percentage of revenue, cost of services decreased slightly to 44% in the nine months ended September 30, 2015, from 45% in the nine months ended September 30, 2014.

Selling, general and administrative expenses

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Selling, general and administrative expenses were $54.5 million for the three months ended September 30, 2015, a decrease of $2.4 million, or 4%, from $56.9 million for the three months ended September 30, 2014. As a percentage of revenue, selling, general and administrative expenses increased slightly to 32% in the three months ended September 30, 2015, from 31% in the three months ended September 30, 2014.

Central costs within selling, general and administrative expenses were $12.6 million for the three months ended September 30, 2015 (including $1.0 million of non-cash share-based compensation expense), an increase of $3.2 million, or 34% in percentage terms, from $9.4 million for the three months ended September 30, 2014 (including $2.7 million of non-cash share-based compensation expense). Central costs included $3.7 million of expenses and a $1.8 million credit to share-based compensation expense in relation to the former CEO’s departure. The remaining increase is largely due to greater central marketing costs incurred in the three months ended September 30, 2015 compared to the three months ended September 30, 2014. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) increased to 7% for the three months ended September 30, 2015, from 4% for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Selling, general and administrative expenses were $157.1 million for the nine months ended September 30, 2015, a decrease of $8.8 million, or 5%, from $165.9 million for the nine months ended September 30, 2014. As a percentage of revenue, selling, general and administrative expenses increased slightly to 37% in the nine months ended September 30, 2015, from 36% in the nine months ended September 30, 2014.

Central costs within selling, general and administrative expenses were $35.6 million for the nine months ended September 30, 2015 (including $4.8 million of non-cash share-based compensation expense), an increase of $6.4 million, or 22% in percentage terms, from $29.2 million for the nine months ended September 30, 2014 (including $5.7 million of non-cash share-based compensation expense). Central costs included $3.7 million of expenses and a $1.8 million credit to share-based compensation expense in relation to the former CEO’s departure. The remaining increase is largely due to additional costs incurred in the nine months ended September 30, 2015 relating to tax migration and legal costs. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) increased to 7% for the nine months ended September 30, 2015, from 5% for the nine months ended September 30, 2014.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings/(losses) before gains/(losses) on disposal, impairments, central overheads, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit/(loss)”). Segment performance for the three and nine months ended September 30, 2015 and 2014 is analyzed as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$ millions	$ millions	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	41.1	41.8	63.2	63.3
North America	3.0	1.7	23.2	15.9
Rest of world	4.1	7.6	18.6	25.0
Total owned hotels	48.2	51.1	105.0	104.2
Part-owned/managed hotels	2.4	2.2	2.0	3.5
Total hotels	50.6	53.3	107.0	107.7
Owned trains and cruises	3.7	2.5	4.2	4.2
Part-owned/managed trains	6.8	6.0	14.2	11.8
Total trains and cruises	10.5	8.5	18.4	16.0

Reconciliation to net earnings/(losses):
Total segment profit	61.1	61.8	125.4	123.7

Gain on disposal of property, plant and equipment and equity method investments	0.2	0.1	20.1	4.0
Impairment of goodwill	(4.1)	—	(9.8)	—
Central costs	(12.6)	(9.4)	(35.6)	(29.2)
Depreciation and amortization	(12.2)	(12.1)	(37.2)	(37.0)
Loss on extinguishment of debt	—	—	—	(14.5)
Interest income, interest expense and foreign currency, net	(9.5)	(7.6)	(27.0)	(25.8)
Provision for income taxes	(11.4)	(15.2)	(18.4)	(16.5)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1.6)	(1.2)	(1.5)	(1.8)

Earnings/(losses) from continuing operations	9.9	16.4	16.0	2.9
Losses from discontinued operations	(0.4)	(1.5)	(0.6)	(2.7)

Net earnings/(losses)	9.5	14.9	15.4	0.2

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The European owned hotels reported segment profit of $41.1 million for the three months ended September 30, 2015, a decrease of $0.7 million, or 2%, from $41.8 million for the three months ended September 30, 2014. The decrease in earnings of $0.8 million at the Company's hotels in continental Europe and the United Kingdom, primarily due to the weakening of the euro against the U.S. dollar, was offset by a $0.1 million increase in earnings from Belmond Grand Hotel Europe. As a percentage of European owned hotels revenue, segment profit was 46% for the three months ended September 30, 2015 compared to 44% for the three months ended September 30, 2014.

The North American owned hotels reported segment profit of $3.0 million for the three months ended September 30, 2015, an increase of $1.3 million, or 76%, from $1.7 million for the three months ended September 30, 2014. There was a $0.5 million earnings growth at Belmond La Samanna, which benefited from the weaker euro due to its predominantly euro-denominated cost base. Belmond El Encanto also recorded growth in earnings of $0.5 million as it continues to benefit from its second full year of operations. As a percentage of North American owned hotels revenue, segment profit was 10% for the three months ended September 30, 2015 compared to 6% for the three months ended September 30, 2014.

The Rest of world owned hotels reported segment profit of $4.1 million for the three months ended September 30, 2015, a decrease of $3.5 million, or 46%, from $7.6 million for the three months ended September 30, 2014. This was primarily due to earnings declines at Belmond Copacabana Palace and Belmond Safaris of $3.0 million and $1.2 million, respectively. Belmond Copacabana Palace recorded a decrease in segment profit having benefited from the 2014 FIFA World Cup held in Brazil last summer. The decrease at Belmond Safaris was due to the closure of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, for renovation in January 2015. Partially offsetting these decreases was a $0.5 million growth at Belmond Hotel das Cataratas. As a percentage of Rest of world owned hotels revenue, segment profit was 17% for the three months ended September 30, 2015 compared to 23% for the three months ended September 30, 2014.

The Part-owned/managed hotels reported segment profit of $2.4 million for the three months ended September 30, 2015, an increase of $0.2 million, or 9%, from $2.2 million for the three months ended September 30, 2014. This is primarily due to earnings growth at the Company’s Peru hotels joint venture.

The Owned trains and cruises reported segment profit of $3.7 million for the three months ended September 30, 2015, an increase of $1.2 million, or 48%, from $2.5 million for the three months ended September 30, 2014. Earnings growth from Venice Simplon-Orient-Express which benefited from the weaker euro due to its predominantly euro-denominated cost base, was partially offset by a decline in earnings at Belmond Northern Belle which suffered from weaker demand in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The Part-owned/managed trains reported segment profit of $6.8 million for the three months ended September 30, 2015, an increase of $0.8 million, or 13%, from $6.0 million for the three months ended September 30, 2014 attributable to an increase in the number of tickets sold and average ticket prices at PeruRail.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The European owned hotels reported segment profit of $63.2 million for the nine months ended September 30, 2015, a decrease of $0.1 million, from $63.3 million for the nine months ended September 30, 2014. This decrease was the result of a $1.2 million decrease in earnings at Belmond Grand Hotel Europe, partially offset by earnings growth of $1.1 million at the Company's hotels in continental Europe and the United Kingdom. As a percentage of European owned hotels revenue, segment profit was 36% for the nine months ended September 30, 2015 and 34% for the nine months ended September 30, 2014.

The North American owned hotels reported segment profit of $23.2 million for the nine months ended September 30, 2015, an increase of $7.3 million, or 46%, from $15.9 million for the nine months ended September 30, 2014. There was an increase in earnings of $2.1 million at Belmond La Samanna, which was negatively impacted by a mosquito-borne virus in St. Martin and elsewhere in the Caribbean in 2014 which did not recur in 2015, and also benefited from the impact of the weaker euro on its cost base. In addition, Belmond Charleston Place recorded earnings growth of $1.7 million following its rooms refurbishment, and Belmond Maroma Resort & Spa and Belmond El Encanto reported increase in earnings of $1.5 million and $1.1 million, respectively. As a percentage of North American owned hotels revenue, segment profit was 21% for the nine months ended September 30, 2015 compared with 15% for the nine months ended September 30, 2014.

The Rest of world owned hotels reported segment profit of $18.6 million for the nine months ended September 30, 2015, a decrease of $6.4 million, or 26%, from $25.0 million for the nine months ended September 30, 2014. There was a $7.5 million earnings decrease at Belmond Copacabana Palace and $1.9 million decrease at Belmond Safaris, partially offset by a growth of $2.3 million in earnings in Belmond Miraflores Park, which was closed for renovation during the beginning months of 2014. As a percentage of Rest of world owned hotels revenue, segment profit was 21% for the nine months ended September 30, 2015 compared with 24% for the nine months ended September 30, 2014.

The Part-owned/managed hotels reported segment profit of $2.0 million for the nine months ended September 30, 2015, a decrease of $1.5 million, or 43%, from a segment profit of $3.5 million for the nine months ended September 30, 2014. This is primarily due to a segment loss of $1.9 million recognized for Hotel Ritz by Belmond in the nine months ended September 30, 2015 as a result of additional costs incurred by the joint venture in association with its sale in May 2015.

The Owned trains and cruises reported segment profit of $4.2 million for the nine months ended September 30, 2015 and 2014. Earnings growth at Venice Simplon-Orient-Express was offset by declines in segment profit at the Company’s two river cruises in Myanmar and at Belmond Northern Belle.

The Part-owned/managed trains reported segment profit of $14.2 million for the nine months ended September 30, 2015, an increase of $2.4 million, or 20% from $11.8 million for the nine months ended September 30, 2014, due to an increase in average ticket prices and the number of passenger tickets sold at PeruRail.

Gain on disposal of property, plant and equipment and equity method investments

Three months ended September 30, 2015 compared to three months ended September 30, 2014

A gain on disposal of $0.2 million was recorded in the three months ended September 30, 2015 compared to a $0.1 million gain in the three months ended September 30, 2014. The gain in both periods relate to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

A gain on disposal of $20.1 million was recorded in the nine months ended September 30, 2015 compared to a $4.0 million gain in nine months ended September 30, 2014. $19.7 million of the gain in the nine months ended September 30, 2015 relates to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, sold in May 2015. The remaining amount of $0.4 million in the nine months ended September 30, 2015 and the entire $4.0 million gain recognized in the nine months ended September 30, 2014 relates to the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract of five years.

Impairment of goodwill

Three months ended September 30, 2015 compared to three months ended September 30, 2014

A goodwill impairment charge of $4.1 million was recorded in the three months ended September 30, 2015, which related to Belmond Grand Hotel Europe. See Note 7. There were no impairments to goodwill recorded in the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

A goodwill impairment charge of $9.8 million was recorded in the nine months ended September 30, 2015. This consisted of $4.1 million at Belmond Grand Hotel Europe, $3.6 million at Belmond Jimbaran Puri Bali, $1.4 million at Belmond La Residence Phou Vao, and $0.7 million at Belmond Northern Belle. See Note 7. There were no impairments to goodwill recorded in the nine months ended September 30, 2014.

Depreciation and amortization

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Depreciation and amortization was $12.2 million for the three months ended September 30, 2015, an increase of $0.1 million, or 1%, from $12.1 million for the three months ended September 30, 2014. Depreciation and amortization as a percentage of revenue was 7% in the three months ended September 30, 2015 and 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Depreciation and amortization was $37.2 million for the nine months ended September 30, 2015, an increase of $0.2 million, from $37.0 million for the nine months ended September 30, 2014. Depreciation and amortization as a percentage of revenue increased slightly to 9% for the nine months ended September 30, 2015, from 8% in the nine months ended September 30, 2014.

Loss on extinguishment of debt

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Loss on extinguishment of debt was $Nil for the three months ended September 30, 2015 and 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Loss on extinguishment of debt was $Nil for the nine months ended September 30, 2015 compared to $14.5 million for the nine months ended September 30, 2014. The loss for the nine months ended September 30, 2014 comprised of costs associated with the March 2014 corporate debt refinancing, which included an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans.

Interest income, interest expense and foreign currency, net

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Interest income, interest expense and foreign currency, net was an expense of $9.5 million for the three months ended September 30, 2015, an increase of $1.9 million, or 25%, from an expense of $7.6 million for the three months ended September 30, 2014. The increase in net expense is primarily due to interest expense on litigation settlements incurred this quarter.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Interest income, interest expense and foreign currency, net was an expense of $27.0 million for the nine months ended September 30, 2015, an increase of $1.2 million, or 5%, from an expense of $25.8 million for the nine months ended September 30, 2014. There was a greater foreign exchange loss of $3.5 million recognized in the nine months ended September 30, 2015 compared to $0.3 million recognized in the nine months ended September 30, 2014, which was partially offset by the decrease in interest expense due to the weakened euro and reduced amortization of finance costs.

Provision for income taxes

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The provision for income taxes was $11.4 million for the three months ended September 30, 2015, a decrease of $3.8 million, or 25%, from $15.2 million for the three months ended September 30, 2014. Although the disposal of the Hotel Ritz by Belmond in May 2015 did not give rise to a tax charge, it had the effect of increasing the profit to which the annual effective tax rate was applied in the three months ended June 30, 2015. As a result, the tax charge for the three months ended June 30, 2015 increased by $5.0 million, but, as the transaction did not give rise to a tax charge, this effect is being reversed over the remainder of 2015.  The tax benefit arising from this transaction in the three months ended September 30, 2015 was $4.8 million.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The provision for income taxes was $18.4 million for the nine months ended September 30, 2015, an increase of $1.9 million, or 12%, from $16.5 million for the nine months ended September 30, 2014. The main reason for the increase in tax expense for the nine months ended September 30, 2015 is an increase in underlying earnings before tax compared to the nine months ended September 30, 2014.

Earnings from unconsolidated companies

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Earnings from unconsolidated companies net of tax were $3.7 million for the three months ended September 30, 2015, an increase of $0.6 million, or 19%, from $3.1 million for the three months ended September 30, 2014. A tax charge of $1.6 million was recognized on earnings from unconsolidated companies for the three months ended September 30, 2015, compared to $1.2 million for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Earnings from unconsolidated companies net of tax were $5.4 million for the nine months ended September 30, 2015, an increase of $1.2 million, or 29%, from $4.2 million for the nine months ended September 30, 2014. A tax charge of $1.5 million was recognized on earnings from unconsolidated companies for the nine months ended September 30, 2015, compared to $1.8 million for the nine months ended September 30, 2014.

Net losses from discontinued operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The losses from discontinued operations for the three months ended September 30, 2015 were $0.4 million, compared with losses of $1.5 million for the three months ended September 30, 2014. Losses from discontinued operations for the three months ended September 30, 2015 and 2014 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The losses from discontinued operations for the nine months ended September 30, 2015 were $0.6 million, compared with losses of $2.7 million for the nine months ended September 30, 2014. Losses from discontinued operations for the nine months ended September 30, 2015 and September 30, 2014 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the nine months ended September 30, 2015 were a loss of $71.9 million, compared to a loss of $98.4 million for the nine months ended September 30, 2014. The loss in the nine months ended September 30, 2015 largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars as the majority of Belmond's operating currencies have depreciated against the U.S. dollar during the year. The loss was driven by a 33%, 15% and 8% depreciation, respectively, of the Brazilian real, Russian ruble and euro, against the U.S. dollar from the rate at December 31, 2014, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies.

The foreign currency translation adjustment loss for the nine months ended September 30, 2014 was partially due to the 20%, 8% and 4% depreciation, respectively, of the Russian ruble, euro and Brazilian real, against the U.S. dollar, and partially due to a loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in the functional currency of those entities. Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of current and long-term debt. At September 30, 2015, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $600.1 million (December 31, 2014 - $617.7 million), which included a current portion of $5.4 million (December 31, 2014 - $5.5 million) repayable within 12 months. Additionally, Belmond had capital commitments at September 30, 2015 amounting to $6.6 million (December 31, 2014 - $15.5 million).

Belmond had cash and cash equivalents of $174.6 million at September 30, 2015, compared to $135.1 million at December 31, 2014. In addition, Belmond had restricted cash balances of $7.1 million, of which $6.4 million is classified as current restricted cash on the consolidated balance sheets and $0.7 million is classified in other assets (December 31, 2014 - $2.7 million, of which $1.9 million was classified in restricted cash and $0.8 million was classified in other assets). At September 30, 2015, there were undrawn amounts available to Belmond under committed lines of credit of $106.1 million (December 31, 2014 - $101.5 million), bringing total cash availability at September 30, 2015 to $280.7 million (December 31, 2014 - $236.6 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At September 30, 2015, Belmond had $5.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

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
Recent Events Affecting Belmond’s Liquidity and Capital Resources
On March 23, 2015, Belmond’s board of directors announced a program enabling the Company to repurchase its class A common stock up to the value of $75.0 million. During the nine months ended September 30, 2015, Belmond repurchased and retired 2,300,055 shares of class A common stock for a weighted average price of $12.06 per share, for an aggregate purchase price of approximately $27.7 million. The shares repurchased represented approximately 2% of the Company’s total shares of class A common stock outstanding prior to the repurchase. As at November 4, 2015 the Company had acquired 2,514,132 shares for consideration of $30.0 million.

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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $109.8 million at September 30, 2015 (December 31, 2014 - $101.5 million). This increase in working capital is largely due to the proceeds received from the sale of Hotel Ritz by Belmond on May 21, 2015, partially offset by an increase in accrued liabilities and deferred revenue.

Cash Flow - Sources and Uses of Cash

At September 30, 2015 and December 31, 2014, Belmond had cash and cash equivalents of $174.6 million and $135.1 million, respectively. In addition, Belmond had restricted cash of $7.1 million (of which $6.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) and $2.7 million (of which $1.9 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as of September 30, 2015 and December 31, 2014, respectively.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 was $81.3 million, compared to $61.7 million for the nine months ended September 30, 2014.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $16.0 million for the nine months ended September 30, 2015, an improvement of $13.1 million from net earnings of $2.9 million for the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2014, the Company paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million, cash outflows which did not recur in the nine months ended September 30, 2015. This improvement is offset in cash terms by the fact that the net earnings for the nine months ended September 30, 2014 included a loss on extinguishment of debt of $14.5 million. Additional non-cash items affecting net cash provided by operating activities include a goodwill impairment of $9.8 million in relation to Belmond Grand Hotel Europe, Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle in the nine months ended September 30, 2015 compared to impairment of $Nil in the nine months ended September 30, 2014, and a gain on disposal of $19.7 million in relation to the sale of Belmond’s equity method investment in Hotel Ritz by Belmond in the nine months ended September 30, 2015, compared to a gain on disposal of property, plant and equipment of $4.0 million in relation to the sale of Inn at Perry Cabin by Belmond in the nine months ended September 30, 2014.

Investing Activities. Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2015, compared to net cash used in investing activities of $11.9 million for the nine months ended September 30, 2014.

Capital expenditure to acquire property, plant and equipment of $42.6 million during the nine months ended September 30, 2015 included $8.4 million at Belmond Charleston Place primarily for the hotel’s rooms renovation project, $4.5 million at Belmond Safaris primarily for the renovation of Belmond Eagle Island Lodge, $4.1 million at Belmond Grand Hotel Europe primarily for the renovation of the hotel’s main kitchen and new restaurant, $3.3 million for construction of the Grand Hibernian luxury sleeper train, $3.0 million at Belmond Hotel Cipriani primarily for the renovation of 16 rooms in the hotel’s main building, $2.2 million at Belmond Mount Nelson Hotel primarily for the renovation of banqueting and meeting rooms, $2.1 million at Belmond Hotel

Splendido primarily for the refurbishment of ten rooms, $2.0 million at Belmond Villa San Michele primarily for a new function facility, $2.0 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory safety works, $2.0 million at Belmond La Residencia primarily for a new bar and refurbishment of 12 junior suites and $1.7 million at Belmond Villa Sant’Andrea primarily to purchase an adjacent property and beach concession, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $52.5 million during the nine months ended September 30, 2014 included $11.9 million at Belmond Charleston Place primarily for the first and second phases of the hotel’s rooms renovation project, $9.9 million at Belmond Grand Hotel Europe primarily for the conversion of 19 historic rooms into six suites and renovations of the hotel’s restaurants and meeting rooms, $4.7 million at Belmond Miraflores Park for the hotel’s renovation, $3.4 million at Belmond Hotel Cipriani primarily for the renovation of the hotel’s new Oro restaurant, $3.0 million at Belmond Hotel Splendido primarily for the renovation of several of the hotel’s rooms and suites, $2.8 million at Belmond Villa Sant’Andrea primarily for the six junior suites that opened in May 2014, $2.4 million at Belmond Copacabana Palace for the renovation of the hotel’s new MEE restaurant and other routine capital expenditure, $2.2 million on the Venice Simplon-Orient-Express and British Pullman primarily related to statutory safety works and $2.1 million at Belmond Le Manoir aux Quat’Saisons primarily for the construction of a new conservatory in the hotel’s garden, with the balance for routine capital expenditures.

During the nine months ended September 30, 2015, disposal of Belmond’s equity method investment in Hotel Ritz by Belmond resulted in net cash proceeds of $43.7 million. The disposal resulted in a gain of $19.7 million which was recognized on completion and is reported within gain on sale from property, plant and equipment and equity method investments.

During the nine months ended September 30, 2014, disposal of non-core assets of The Inn at Perry Cabin by Belmond resulted in net cash proceeds of $37.8 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred to be recognized over the initial period of the management contract. The gain on sale of $3.7 million is reported within gain on sale from property, plant and equipment and equity method investments. Belmond will continue to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement.

During the nine months ended September 30, 2015, there was a release of restricted cash of $0.6 million, compared to $7.6 million in the nine months ended September 30, 2014. The amount released in the nine months ended September 30, 2014 related to the repayment of the outstanding property level funded debt of Belmond with the exception of the debt of Charleston Center LLC, a consolidated VIE, which took place in March 2014. Cash deposits were previously required to be held with lending banks to support Belmond’s payment of interest and principal.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015 was $32.5 million, compared to net cash used in financing activities of $9.1 million for the nine months ended September 30, 2014.

Principal repayments under long-term debt were $4.1 million for the nine months ended September 30, 2015, relating to scheduled amortization of existing debt.

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

The nine months ended September 30, 2015 included a cash outflow of $27.4 million in relation to repurchases of Belmond’s class A common stock. There were no shares repurchases in the nine months ended September 30, 2014.

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

There were $6.6 million of capital commitments outstanding at September 30, 2015 (December 31, 2014 - $15.5 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At September 30, 2015, Belmond had $600.1 million (December 31, 2014 - $617.7 million) of consolidated debt, including the current portion and including debt held by consolidated variable interest entities. Total debt at September 30, 2015 includes a $2.2 million reduction to the face value of the corporate debt facility which reflects the balance of the unamortized original issue discount and will be amortized through interest expense over the term of the loan.

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

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 5.3 years, and the weighted average interest rate is 4.28% which incorporates derivatives used to mitigate interest rate risk. See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at September 30, 2015 included above comprised $97.4 million (December 31, 2014 - $97.5 million), including the current portion, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. The debt obligations of Charleston Center LLC also include a 1984 development loan from public agencies in the principal amount of $10.0 million on which interest of $16.4 million has accrued. These amounts are included in the liabilities of Charleston Center LLC (see Note 4). The development loan matures in 2028 and during its term provides for the lenders to receive 15% of the “net proceeds” (as defined in the applicable loan agreement) from any sale or refinancing of the property (other than a refinancing of the $86.0 million first mortgage loan). There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At September 30, 2015, 49% of borrowings of Belmond were at floating interest rates.

Belmond has guaranteed or contingently guaranteed debt obligations of certain of its unconsolidated joint venture companies. The following table summarizes these commitments at September 30, 2015:

	Guarantee	Contingent guarantee	Duration
September 30, 2015	$ millions	$ millions

PeruRail joint venture:
Debt obligations	—	2.0	through 2017
Concession performance	—	6.7	through May 2016
Peru hotel joint venture:
Debt obligations	—	17.9	through 2020

Total	—	26.6

Belmond has contingently guaranteed the debt obligations of the rail joint venture in Peru through 2017. Belmond has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2016. In addition, Belmond has contingently guaranteed $17.9 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of September 30, 2015, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $0.1 million based on borrowings outstanding at September 30, 2015.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at September 30, 2015 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at September 30, 2015 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities for the three months ended September 30, 2015.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs

July 1, 2015 - July 31, 2015	133,912	12.39	133,912	55,000,004
August 1, 2015 - August 31, 2015	102,000	11.32	102,000	53,845,228
September 1, 2015 - September 30, 2015	610,139	10.79	610,139	47,259,734

Total	846,051	11.11	846,051	47,259,734
______________

(1)	On March 23, 2015, Belmond’s board of directors authorized up to $75 million of share repurchases.

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 5, 2015

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 2, 2014 Form 8-K Current Report (File No. 001-16017)	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report (File No. 001-16017)	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement (File No. 001-16017)	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report (File No. 001-16017)	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report (File 001-16017)	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
10.1	Exhibit 10.1 to June 2, 2015 Form 8-K Current Report (File 001-16017)	First Amendment dated June 2, 2015, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
10.2		Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.3		Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.4		Separation Agreement between Belmond Ltd., Belmond (UK) Limited and John M. Scott III dated September 20, 2015
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file