Form 10-K
period 2015-12-31
Belmond Ltd.
filed 2016-02-25
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2015 (the last business day of the registrant’s second fiscal quarter in 2015) was approximately $1,087,000,000.
 As of February 19, 2016, 101,225,294 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 17(c) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are any statements other than of historical fact, including statements regarding the intent, belief or current expectations of Belmond Ltd. and/or any of its directors or officers with respect to the matters discussed in this Annual Report. In some cases, forward-looking statements can be identified by the use of words such as “may,” “potential,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “should,” “plan,” “goal,” “believe,” or other words of similar meaning. Such forward-looking statements appear in several places in this Annual Report, including but not limited to Item 1—Business, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including but not limited to those described in Item 1A—Risk Factors.

Investors are cautioned not to place undue reliance on any forward-looking statements made in this Annual Report which are based on currently available operational, financial, and competitive information and as such, are not guarantees of future performance.  Instead, these forward-looking statements reflect management's opinion, expectation or belief only as of the date on which they are made. Except as otherwise required by law, Belmond Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Belmond properties and their locations

Hotels

1. Belmond Hotel Cipriani, Venice
2. Belmond Hotel Splendido, Portofino
3. Belmond Splendido Mare, Portofino
4. Belmond Villa San Michele, Florence
5. Belmond Hotel Caruso, Amalfi Coast
6. Belmond Grand Hotel Timeo, Taormina
7. Belmond Villa Sant' Andrea, Taormina Mare
8. Belmond La Residencia, Mallorca
9. Belmond Reid's Palace, Madeira
10. Belmond Le Manoir aux Quat'Saisons, Oxfordshire
11. Belmond Grand Hotel Europe, St. Petersburg
12. '21' Club, New York (restaurant)
13. Inn at Perry Cabin by Belmond, Maryland
14. Belmond Charleston Place, Charleston
15. Belmond El Encanto, Santa Barbara
16. Belmond Maroma Resort and Spa, Riviera Maya
17. Belmond Casa de Sierra Nevada, San Miguel de Allende
18. Belmond La Samanna, St Martin
19. Belmond Miraflores Park, Lima
20. Belmond Sanctuary Lodge, Machu Picchu
21. Belmond Hotel Monasterio, Cusco
22. Belmond Palacio Nazarenas, Cusco
23. Belmond Hotel Rio Sagrado, Sacred Valley
24. Belmond Hotel das Cataratas, Iguassu Falls
25. Belmond Copacabana Palace, Rio de Janeiro
26. Belmond Mount Nelson Hotel, Cape Town
27. Belmond Khwai River Lodge, Moremi Reserve
28. Belmond Eagle Island Lodge, Okavango Delta
29. Belmond Savute Elephant Lodge, Chobe Reserve
30. Belmond La Résidence d'Angkor, Siem Reap
31. Belmond Governor's Residence, Yangon
32. Belmond Napasai, Koh Samui
33. Belmond La Résidence Phou Vao, Luang Prabang
34. Belmond Jimbaran Puri, Bali
35. Ubud Hanging Gardens, Bali

Trains & Cruises

36. Venice Simplon-Orient-Express, Europe
37. Belmond British Pullman, London
38. Belmond Northern Belle, UK
39. Belmond Royal Scotsman, Edinburgh
40. Belmond Afloat in France, Burgundy
41. Peru Rail, Peru
42. Eastern & Oriental Express, Southeast Asia
43. Belmond Road to Mandalay, Ayeyarwady River
44. Belmond Orcaella, Chindwin River

☐ **Future Hotel Opening**

45. Belmond Cadogan Hotel, London

☐ **Future Train Opening**

46. Belmond Grand Hibernian, Ireland

PART I

ITEM 1.        Business

Belmond Ltd. is incorporated in the Islands of Bermuda and is a “foreign private issuer” as defined in Rule 3b-4 promulgated by the U.S. Securities and Exchange Commission (“SEC”) under the U.S. Securities Exchange Act of 1934 (the “1934 Act”) and in Rule 405 under the U.S. Securities Act of 1933. As a result, it is eligible to file its annual reports pursuant to Section 13 of the 1934 Act on Form 20-F (in lieu of Form 10-K) and to file its interim reports on Form 6-K (in lieu of Forms 10-Q and 8-K). However, the Company has elected to file its annual and interim reports on Forms 10-K, 10-Q and 8-K, including any instructions therein that relate specifically to foreign private issuers. The class A common shares of the Company are listed on the New York Stock Exchange (“NYSE”).

The terms "Belmond" and the "Company" are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

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

Introduction

Belmond is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies. The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1994. Belmond currently owns, partially-owns and/or operates 44 properties (with two additional businesses scheduled for future openings, the Belmond Cadogan Hotel in London, England and the Belmond Grand Hibernian train to be based in Dublin, Ireland), consisting of 34 highly individual deluxe hotels, one stand-alone restaurant, six tourist trains and three river/canal cruise businesses. This portfolio includes one long-term leased hotel in Bali, Indonesia where the owner dispossessed Belmond from operation of the hotel in November 2013 (see Item 3—Legal Proceedings). The locations of Belmond's 44 properties operating in 22 countries are shown in the map on the preceding page. Belmond acquires, leases or manages only distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

Revenue, earnings and identifiable assets of Belmond in 2015, 2014 and 2013 for Belmond's business segments and geographic areas are presented in Note 23 to the Financial Statements (Item 8). Belmond's operating segments are aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, part-owned/managed hotels, owned trains and cruises, and part-owned/managed trains.

Hotels represent the largest part of Belmond’s business, contributing 87% of revenue in 2015, 86% of revenue in 2014 and 87% in 2013. Trains and cruises accounted for 13% of revenue in 2015, 14% of revenue in 2014 and 13% in 2013. Approximately 92% of Belmond’s customer revenue in 2015 was from leisure travelers, with approximately 47% originating from North America, 37% from Europe and the remaining 14% from elsewhere in the world.

Belmond’s worldwide portfolio of hotels currently consists of 3,010 individual guest rooms and multiple-room suites, each known as a “key”. Hotels owned by Belmond in 2015 achieved an average daily room rate (“ADR”) of $481 (2014 - $523; 2013 - $510) and a revenue per available room (“RevPAR”) of $295 (2014 - $306; 2013 - $306).

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties. In March 2014, Belmond sold Inn at Perry Cabin by Belmond on the eastern shore of Maryland, with Belmond continuing to manage the hotel under a ten-year management agreement with the new owner. See Note 4 to the Financial Statements. In May 2015, Belmond, together with its joint venture partner, each sold their 50% ownership in the entity which owned the Hotel Ritz by Belmond in Madrid, Spain and Belmond ended its agreement to manage the hotel. See Note 6 to the Financial Statements.

On February 23, 2014, the Company (formerly known as Orient-Express Hotels Ltd.) announced that its board of directors had approved a proposal to operate the Company's portfolio of luxury hotels and travel experiences under a new brand name

—"Belmond"—from March 10, 2014, and to change its principal Internet website address to belmond.com. Belmond has retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the "Belmond" brand, Belmond also entered into an agreement with SNCF to terminate (with effect from December 31, 2014) the "Orient-Express" license for hotel use, without any cost or penalty. At the 2014 Annual General Meeting of Shareholders, shareholders approved a change in Belmond's corporate name from Orient-Express Hotels Ltd. to Belmond Ltd. in order to align Belmond's corporate identity with that of its primary luxury brand. On July 28, 2014, Belmond changed the ticker symbol of its class A common shares listed on the New York Stock Exchange from OEH to BEL.

On March 21, 2014, Belmond entered into a $657,000,000 senior secured credit facility, consisting of a $552,000,000 seven-year term loan and a $105,000,000 five-year, dual-currency revolving credit facility. The term loan comprised a $345,000,000 U.S. dollar-denominated tranche and a €150,000,000 euro-denominated tranche ($207,000,000 as of the completion date). Belmond used the proceeds from the term loan to refinance substantially all of the funded debt of Belmond (other than the debt of Belmond Charleston Place, a consolidated variable interest entity with separate non-recourse financing). On June 2, 2015, Belmond entered into an amendment to its senior secured credit facility to reduce the interest rate on the euro-denominated tranche to EURIBOR plus a 3.00% margin from EURIBOR plus a 3.25% margin.

On July 8, 2014, Belmond announced the execution of a management agreement with Cadogan Hotel Partners Limited to operate Belmond Cadogan Hotel, a 64-key hotel in the Knightsbridge area of London, England. The 127-year old hotel closed at the end of July 2014 to undergo a $48,000,000 investment project. The fully renovated and re-conceptualized Belmond Cadogan Hotel is expected to open in early 2017 with refurbished public areas and the reconfiguration reduced to 54 keys in order to accommodate demand from luxury travelers for larger junior suites and suites. In October 2014, Belmond signed an additional agreement with Cadogan Hotel Partners Limited to operate Durley House, an all-suite, private-residence-style property located on the same block of Sloane Street as Belmond Cadogan Hotel. Durley House is currently closed for renovation and is expected to reopen in late 2017. Upon reopening, the 15 renovated long-stay suites at Durley House will be serviced by Belmond Cadogan Hotel and guests will have full use of the hotel's facilities.

In November 2014, Belmond announced Belmond Grand Hibernian, the first overnight luxury rail experience of its kind in Ireland, which will tour the countryside of Ireland upon its expected commencement of operations in the summer of 2016. The luxury sleeper train will accommodate up to 40 guests in 20 en-suite cabins. Belmond Grand Hibernian will build on the Company's expertise in operating a stable of the world's most famous trains, including Belmond Royal Scotsman, currently the U.K.'s only luxury touring sleeper train, and the legendary Venice Simplon-Orient-Express.

Owned Hotels—Europe

Italy

Belmond Hotel Cipriani—95 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service. Most of the rooms have views overlooking the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants -- one of which recently gained a Michelin star, the Oro Restaurant -- gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and fitness center, and a large banquet and meeting facility situated in an historic refurbished warehouse. During the 2015-16 winter closure, 15 rooms in the Palazzo Vendramin and Palazzetto are being refurbished.

Belmond Hotel Splendido and Belmond Splendido Mare—83 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool, spa and tennis court. There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Belmond Splendido Mare on the harbor below. During 2015,10 suites and guest rooms were refurbished.

Belmond Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  Belmond has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool. A shuttle service is provided into the UNESCO World Heritage listed center of Florence. The property occupies ten acres. During 2015, the property created a new function facility to cater to the popular wedding and celebrations market.

Belmond Hotel Caruso—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archeological sites such as Pompeii and Paestum. The Amalfi coast, the city of Naples and the archeological sites have been designated UNESCO World Heritage sites. Once a nobleman’s palace, parts of the building date back to the 11th century. Operated as a hotel for many years, Belmond rebuilt the property after acquiring it and reopened it in 2005. Amenities include two restaurants, a swimming pool, spa and extensive gardens.

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

Belmond Villa Sant’Andrea—65 keys—was purchased and renovated at the same time as Belmond Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with its own beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant and swimming pool looking onto the Calabrian coast. Belmond completed construction in May 2014 of six poolside suites. During the 2015-2016 winter closure, four new units are being built (three junior suites and one double room) in a prime location on the pool side of the property with stunning views of the Bay. Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

Belmond La Residencia—68 keys including a separate villa—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca with panoramic views of the Tramuntana Mountains, a UNESCO World Heritage site. The core of Belmond La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features two restaurants, including the gastronomic El Olivo, meeting rooms for up to 100 guests, two large swimming pools, tennis courts and a spa and fitness center with an indoor pool. In 2015, the property refurbished 12 junior suites and created a new bar. During the 2015-16 winter closure, the property commenced the first phase of the construction of six new suites with the opening of the new units scheduled for winter 2016-17.

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

United Kingdom

Belmond Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London. The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design. The property was developed by Raymond Blanc, one of Britain’s most famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide. Mr. Blanc has given a four-year commitment to remain the chef patron at the hotel and advises the restaurants at other Belmond hotels. The hotel recently expanded its event and meeting space to increase its appeal to social and corporate groups.

Russia

Belmond Grand Hotel Europe—266 keys—in St. Petersburg was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the UNESCO World heritage listed heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the commercial center.  There are three restaurants on the premises, as well as a grand ballroom, meeting facilities, a spa and fitness center, and several retail shops. Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.5% minority interest in the hotel building. Recent improvements include six ultra-luxury suites that opened in July 2014, a new concept restaurant by a top designer, and improved meeting and banqueting rooms. In 2016, the property is scheduled to commence renovations to its famous Krysha ballroom.

Owned Hotels—North America

United States

Belmond Charleston Place—434 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a spa, fitness center and rooftop swimming pool, and a shopping arcade of 25 retail outlets leased by third parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. In December 2015, the property completed a three-year phased refurbishment of all of its guest rooms. In 2016, the property is scheduled to refurbish a retail outlet space, converting it into an upscale sports bar with direct access to Market Street, a busy main street in Charleston, and its ballroom and conference facilities.

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

Belmond El Encanto—92 keys—in Santa Barbara, California is located in the hills above the city center, with views over the Pacific Ocean. Dating from 1913, it sits in seven-acre landscaped gardens with heritage features and mature trees. Guest rooms are in authentic, California Rivera-style bungalows spread throughout the grounds. Belmond reopened the resort in 2013 following extensive renovation and it now includes an acclaimed restaurant, infinity-edge swimming pool, a destination spa and fitness center. Belmond El Encanto is Santa Barbara's only Forbes Five Star hotel.

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

Belmond Casa de Sierra Nevada—37 keys—is a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site. Opened in 1952, the hotel consists of nine owned Spanish colonial buildings built in the 16th and 18th centuries.  Belmond has renovated the hotel, including its restaurant, and has built new suites as well as a swimming pool, spa and garden area. The total site is approximately two acres. Belmond also owns a nearby cooking school and retail shop operated in conjunction with the hotel.

Owned Hotels—Rest of World

South America

Belmond Copacabana Palace—239 keys—was built in the 1920s on a three-acre owned site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil. It is a famous hotel in South America and features two fine-dining restaurants, 13 function rooms hosting up to 1,300 guests, including the hotel’s refurbished former casino rooms, a 25 meter long swimming pool, spa and fitness center, and a roof-top tennis court and a private rooftop plunge pool for the penthouses. In December 2012, Belmond completed a two-year phased refurbishment of the guest rooms in the main building including an expanded and restyled lobby and, in early 2014, converted one of the hotel's bars into a new pan-Asian restaurant. Third parties own a less than 2% minority interest in the hotel.

Belmond Hotel das Cataratas—193 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, a UNESCO World Heritage site. Belmond was awarded in 2007 a 20-year lease of the hotel from the government. It is the only hotel in the national park on the Brazilian side of the falls. First opened in 1958 on about four acres, the hotel has two restaurants, two bars, conference facilities, a swimming pool, spa, fitness center and tennis court, and tropical gardens looking onto the falls. Belmond had applied in 2009 to the Brazilian Ministry of Planning, Budget and Management for an amendment of the lease, but the Secretary of the Ministry denied the application in September 2014. Belmond has appealed the Secretary's decision to the Ministry, which the Ministry has yet to address through its administrative process. See "Item 3—Legal Proceedings."

Belmond Miraflores Park—81 keys—is located in the fashionable Miraflores residential district of Lima, Peru. This all-suite owned hotel, occupying about an acre of land, faces the Pacific Ocean and is conveniently located for the city's commercial and cultural centers. Following a 5 month closure for a $7,500,000 renovation project, Belmond reopened the hotel in April 2014 with refreshed guest accommodations, conference facilities and public areas. The hotel features two restaurants, large banqueting and meeting rooms and an exclusive lounge for guests staying on the upper floors. Leisure facilities include a spa, gym and rooftop swimming pool with ocean views. During 2016, the property is intending to convert former office space on its third floor into eight executive guest rooms.

Africa

Belmond Mount Nelson Hotel—198 keys—in Cape Town, South Africa is a famous historic property opened in 1899. With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has two restaurants, a ballroom, two swimming pools, tennis courts, a spa and fitness center, and a business center with meeting rooms, all situated on ten acres of owned grounds. In 2012, Belmond renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens and, in 2013, refurbished an additional 36 guest rooms. In 2014, Belmond refurbished eight junior suites and 18 suites, including its eight garden cottages. In 2015, the hotel's original ballroom and three conference rooms were renovated. The hotel has expansion potential through conversion of adjacent owned residential properties.

Belmond Khwai River Lodge, Belmond Eagle Island Lodge and Belmond Savute Elephant Lodge—39 keys in total—comprise Belmond’s African safari experience in Botswana consisting of three separate game-viewing lodges. Established in 1971, Belmond holds leases to the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats. The leases expire between 2021 and 2041. Botswana's Okavango Delta was added to the UNESCO World Heritage list in June 2014. Each camp has 12 or 15 luxury one bedroom tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites. In January 2015, Belmond closed Belmond Eagle Island Lodge to undertake a full refurbishment of the property, which re-opened in November 2015.

Asia

Belmond Napasai—69 keys including 14 private villas—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam. It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as sailing, diving and snorkeling in the nearby coral reef. The guest rooms are arranged in seaview and garden cottages on a total site of about 40 owned acres, which include vacant land for future expansion. The villas, most of which are owned by third parties, are available for rent by hotel guests.

Belmond Jimbaran Puri—64 keys including 22 villas—is on the island of Bali in Indonesia and occupies seven beachfront acres under long-term lease through 2050 on the south coast of the island. Guest rooms are situated in cottages, and there are two restaurants, a spa, swimming pool and ocean water sports. Each villa has its own private plunge pool.

Ubud Hanging Gardens—38 keys—also on Bali is located on terraces on about seven steep hillside acres above the Ayung River gorge in the rain forest interior of the island. This long-term leased hotel opened in 2005 and offers two restaurants, a swimming pool and spa, and a free shuttle bus to the nearby town of Ubud, a cultural and arts center. Each key has its own private plunge pool.

As previously reported, following an unannounced dispossession of Belmond from Ubud Hanging Gardens by the third-party owner in November 2013, Belmond was unable to continue operating the hotel. Belmond believed this action by the owner was unlawful and in breach of its long-term lease arrangement and constituted a wrongful dispossession. Accordingly, Belmond is taking appropriate legal steps to protect its interests. See Item 3—Legal Proceedings.

Belmond La Résidence d’Angkor—62 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia. The hotel occupies a site of about two acres under long-term lease until 2066. The ancient Temples of Angkor Wat, a UNESCO World Heritage site and the principal tourist attraction in the area, are nearby. The hotel has two indoor/outdoor restaurants, swimming pool, and a spa and fitness center. The property has commenced a complete renovation of its guest rooms, expected to be completed during 2016.

Belmond Governor’s Residence—49 keys—was built in the 1920s in the embassy district of Yangon, Myanmar (Burma) originally as the official home of one of the Burmese state governors and near the great Shwedagon pagoda in the city. The building is a two-story teak mansion surrounded by verandas overlooking lotus gardens on a site of about two acres leased until 2067. Belmond Governor's Residence opened as a hotel in 1997. It includes two restaurants and swimming pool.

Belmond La Résidence Phou Vao—34 keys—is in Luang Prabang, the ancient capital of Laos and a UNESCO World Heritage site. Belmond owns a 69% interest in the entity which owns the property. The hotel opened in 2001 and occupies about eight hillside acres under long-term lease until 2028. Guest rooms are in four two-story buildings surrounded by lush gardens that include a restaurant, spa and swimming pool.

Part-Owned/Managed Hotels

Hotel Ritz by Belmond—As noted in the "Introduction" above and in Note 6 to the Financial Statements, in May 2015, Belmond, together with its joint venture partner, each sold their 50% ownership in the entity which owned the Hotel Ritz by Belmond, Madrid, Spain. Belmond and its joint venture partner sold the shares in the entity that owns the hotel for gross proceeds of €130,000,000 ($144,529,000 at date of sale). As a condition of the sale, Belmond’s management contract with Hotel Ritz by Belmond was terminated, resulting in the receipt of a termination fee of $2,292,000.

United States

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

As noted in the "Introduction" above, Belmond completed the sale of Inn at Perry Cabin in March 2014 for gross proceeds of $39,700,000 and at the same time, entered into a ten-year management agreement (that permits termination on the fifth anniversary of the agreement) with the owner under which Belmond operates the property as Inn at Perry Cabin by Belmond. As part of the management agreement, Belmond funded $3,000,000 of key money to be used for agreed capital enhancements.

Peru

Belmond has a 50%/50% joint venture with local investors in Peru which operates the following four hotels under Belmond’s exclusive management.

Belmond Hotel Monasterio—122 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru and a UNESCO World Heritage site. The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1965, and has been upgraded since then. The guest rooms and two restaurants are arranged around open-air cloisters. Many of the guest rooms are specially oxygenated due to Cusco's high altitude. In 2013, Belmond commenced a three-year phased renovation of guest rooms and bathrooms. The site measures approximately three acres under long-term lease until 2037, with options to renew until 2067.

Belmond Palacio Nazarenas—55 keys—is located next door to Belmond Hotel Monasterio on the same site in Cusco and is a former palace and convent which the joint venture, using its own financial resources, has rebuilt as a separate hotel and opened in June 2012. This is an all-suite hotel arranged around courtyards and featuring oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar. During construction, archeologists discovered Incan artifacts and foundations which have been preserved and displayed in the hotel. The property is subject to a lease until 2042, with an option to renew until 2067.

Belmond Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site. All of the rooms have been refurbished to a high standard. In 2014, Belmond commenced a three-year phased renovation of all guest rooms and suites, as well as the hotel's reception and public areas. The joint venture long-term leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train. The lease has been extended to 2025. See also Item 3—Legal Proceedings.

Belmond Hotel Rio Sagrado—23 keys including two villas—is owned by Belmond's Peru hotel joint venture and is located in the Sacred Valley of the Incas between Cusco and Machu Picchu. Opened in 2009, this rustic hotel has a spa with indoor plunge pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on Belmond’s PeruRail train service is a short distance from the hotel. During 2013, the joint venture refurbished the guest rooms, enlarged the spa and installed an outdoor heated swimming pool. In 2014, the property enhanced the main entry arrival with new entry drive and landscape improvements and added a train platform/lounge to accommodate Hiram Bingham train guests stopping at the hotel. In 2015, the joint venture acquired an adjacent parcel of land of approximately two and a half acres on which the joint venture is contemplating further development.

Owned Trains and Cruises

Venice Simplon-Orient-Express comprises 18 historic railway cars, all of which have been refurbished in original 1920s/1930s décor and meet modern safety standards. It operates once or twice weekly principally between multiple cities and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. The journey from London to Venice departs from London Victoria station on the Belmond British Pullman train; passengers then cross the English Channel by coach on the Eurotunnel shuttle train. Occasional trips are also made to Vienna, Prague, Berlin, Copenhagen, Stockholm, Budapest and Istanbul. During 2015, the bar was completely refurbished and as of early 2016, the train commenced a two-year project to add air-conditioning to its four public carriages and all of its guest rooms. Venice-Simplon-Orient-Express is made up of three dining cars, one bar car and sleeper cars carrying up to 182 passengers in 85 double and 12 single cabins. Venice Simplon-Orient-Express is also available for charter by private groups.

Belmond British Pullman consists of 11 Pullman dining cars in Britain which operate all year originating out of London on short excursions to places of historic, scenic or sporting interest in southern England, including some overnight trips when passengers stay at local hotels. Full fine dining is offered on every departure.

Belmond Northern Belle is a tourist train offering day trips and charter service principally in the north of England.  It builds on the success of Belmond’s British Pullman business, which focuses on the south of England around London. This train consists of seven owned dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 276 passengers. Fine dining is served on board and passengers stay in local hotels on overnight itineraries.

Belmond Royal Scotsman is a luxury sleeper train owned by Belmond comprises nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a bar/observation car, and accommodates up to 36 passengers. Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest. During 2016, an additional car will be added to the train and will include a spa and four additional berths.

Belmond Road to Mandalay is a luxury river cruise ship on the Ayeyarwady (Irrawaddy) River in central Myanmar.  The ship was a Rhine River cruiser built in 1964 that Belmond bought and refurbished. It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with swimming pool. The ship travels between Mandalay and Bagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest. Three- to 11-night itineraries are offered. The ship does not operate in the summer months and occasionally when the water level of the river falls too low due to lack of rainfall. During 2015, the top deck barbeque and bar venues were refurbished.

Belmond Orcaella, Belmond's second river cruise ship in Myanmar, was built in Yangon to Belmond's luxury standards and launched in July 2013. The ship is named after the dolphins found in the inland waterways of the country, and accommodates up to 50 passengers in 25 spacious river-facing cabins, with restaurant, lounge and bar, and sundeck with plunge pool. It cruises between Yangon and the far north of Myanmar on the Ayeyarwady and Chindwin Rivers on seven- to 11-night itineraries to areas accessible to Belmond Orcaella because of its shallow draft and maneuverability. The ship is subject to a five-year charter that expires in 2018 and the Company holds an option to renew the charter for an additional five years.

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

Part-Owned/Managed Trains

PeruRail: Belmond and local Peruvian investors formed two 50%/50% owned companies (PeruRail S.A. and Ferrocarril Transandino S.A., together "PeruRail"), as a joint venture that was awarded in 1999 a 30-year franchise to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru and a license to operate passenger and freight services in those areas. The franchise may be extended every five years upon PeruRail's application and government approval, and currently expires in 2034 with four additional five-year extensions remaining. PeruRail pays the Peruvian government fees related to traffic levels and the use of rail infrastructure, locomotives and rolling stock. The 70-mile Cusco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins at Machu Picchu because there is no convenient road. Other carriers operate on this line in competition with PeruRail. A second rail line runs from Cusco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity PeruRail is expanding by hauling the output of local copper mines in southern Peru to the Pacific port for export. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Year on Year Comparisons—Year ended December 31, 2015 compared to year ended December 31, 2014 and year ended December 31, 2014 compared to year ended December 31, 2013—Part-Owned/Managed trains, 2015 compared to 2014". The Cusco-Machu Picchu line connects four of Belmond’s Peruvian hotels, allowing inclusive tours served by Belmond’s Hiram Bingham luxury daytime tourist train composed of two dining cars and a bar/observation car with capacity up to 84 passengers.  PeruRail also operates a daytime tourist train called the Andean Explorer on the Cusco-Puno route through the High Andes mountains.

Eastern & Oriental Express: During its operating season, the Eastern & Oriental Express offers a round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey includes two or three nights on board and side trips to Penang in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are offered to places of historic, scenic and cultural interest in the region. Originally built in 1970, the 24 cars were substantially refurbished in an elegant Asian décor and fitted with modern facilities such as air conditioning and private bathrooms. The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and can carry up to 130 passengers. The Eastern & Oriental Express is available for charter by private groups. Belmond manages the train and has a 25% shareholding in the owning company.

Management Strategies

As the foregoing indicates, Belmond has a global mix of luxury hotel and travel products that are geographically diverse and appeal to both high-end individual travelers as well as prominent meeting, incentive, and social groups. Individual travelers in 2015 made up approximately 71% of total hotel room nights, with meeting, social, and incentive groups accounting for the remaining 29%. Belmond’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences and high-quality service Belmond offers compared to its competitors.

Belmond benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.

Belmond’s vision is to continue to be the consummate luxury experiential travel company, providing guests with a window into authentic, 'one-of-a-kind' experiences in some of the most unique destinations in the world. Belmond plans to grow the business by focusing on three key areas:

•
Driving top- and bottom-line growth at the Company's existing businesses -- Belmond plans to continue owning or part-owning and operating most of its existing properties, which allows Belmond to develop each product's distinctive local character and to benefit from current cash flow and potential future gains on sale. Belmond considers its combined owner/operator role as efficient and consistent with the long-term nature of its assets. Self-management or management with equity interest has enabled Belmond to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with market adjustments, price changes, expansions and renovations to improve cash flow and enhance asset values. The Company continues to emphasize increasing revenue and earnings at its established and recently opened properties, including by increasing occupancy and ADR while controlling costs associated with incremental revenue, investing in capital improvements at existing hotels and expanding where land or space is available, in both cases when potential investment returns are relatively high and operating costs are low, and increasing the utilization of its trains and cruises by adding departures and, for PeruRail, expanding its contract freight business.

•
Stepping up the Company's efforts to continue to build brand awareness -- Many of Belmond’s individual properties, such as Belmond Hotel Cipriani, Belmond Grand Hotel Europe, Belmond Copacabana Palace, Belmond Mount Nelson Hotel and ‘21’ Club, have distinctive local character and strong brand identity. In the past, Belmond had promoted its individual hotel properties and the Venice Simplon-Orient-Express train through the “Orient-Express" sub-brand which originated with the legendary luxury European train in the late 19th and early 20th centuries. In 2014, the Company elected to migrate to a "forward-brand" strategy and now markets its collection under Belmond. The adoption of the Belmond brand is intended to increase consumer recognition of the broad scope of the Company's unique collection of luxury hotels and travel experiences, thereby increasing multi-property visits and enhancing revenue growth, and to heighten awareness of the entire portfolio of individual properties among existing and potential new guests. Management also expects this approach will make Belmond attractive to third-party owners thereby facilitating the strategy of expanding into third-party management of properties that complement Belmond's existing portfolio. In adopting the Belmond brand, the Company is now investing in a portfolio brand that it owns and controls and its strategy includes positioning the brand to become the brand of choice for its niche among luxury travelers. Belmond has retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the Belmond brand, Belmond also entered into an agreement with SNCF to terminate (with effect from December 31, 2014) the "Orient-Express" license for hotel use, without any cost or penalty.

Management believes that the Belmond brand aids in increasing business through enhanced repeat guest and cross-brand visitation for the Company's most valuable customers, increased group business in need periods from meeting planners, increased leisure business from luxury travel agents, and the acquisition of new customers through exposure from marketing, public relations and advertising programs.

•
Positioning the Company for footprint expansion -- Belmond also plans to invest in and manage additional distinctive luxury properties and other desirable leisure destinations. Factors in Belmond’s evaluation of a potential acquisition, lease or management opportunity include the uniqueness and luxury nature of the property or product, attractive risk-adjusted financial returns, attractions and experiences for guests in the vicinity, upside potential through pricing, expansion or improved sales and marketing, limitations on nearby competition, and convenient access.

Belmond also plans to pursue long-term contracts to manage hotels owned by others principally on a fee basis. These contractual arrangements may include cash, loan or other investment, including key money, by Belmond in connection with renovating or converting a property to meet Belmond's standards and to align Belmond's interest as an operator with the owner. Management agreements would facilitate Belmond’s entry into new markets, such as gateway cities in the Americas, Europe, Asia and the Middle East, and allow Belmond to conserve investment capital. As owner of many unique and luxury properties that Belmond operates itself, Belmond believes it is well positioned to manage comparable hotels for others.

•
Other strategic considerations -- In recent years, management executed on a strategy to reduce Belmond’s long-term debt position. A number of assets not considered key to Belmond’s portfolio of unique, high-valued properties were identified and sold with proceeds being used to reduce debt, re-invest in other properties, and more recently to repurchase the Company's class A common shares. In the last four years, Belmond has sold its 50% ownership in the entity which owned Hotel Ritz by Belmond, Madrid, Spain, Inn at Perry Cabin by Belmond in Maryland, the Porto Cupecoy property development in Sint Maarten, The Westcliff in Johannesburg, The Observatory Hotel in Sydney, Bora Bora Lagoon Resort in French Polynesia, and Keswick Hall in Virginia for combined total proceeds of $196,295,000, and has removed any debt related to these properties from its consolidated balance sheets. See Note 4 to the Financial Statements. Management continues to review Belmond's portfolio to identify additional non-core assets and expects that any future asset sales would be encumbered by long term management agreements for Belmond. At the same time, Belmond has restructured its remaining long-term debt. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Marketing, Sales and Public Relations

Belmond invested $3,900,000 in enhanced promotional and marketing initiatives in 2015 and plans to invest approximately $4,000,000 during 2016 as phase two of its five year strategy to invest approximately $15,000,000 in support of the Belmond brand.

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

Because repeat customers appreciate the consistent quality of Belmond’s hotels, trains and cruises, an important part of Belmond’s strategy is to promote Belmond properties through various cross-selling efforts to engage with Belmond's loyal customer base. These include gifts cards, "Belmond" magazine, "Belmond Now" digital magazine in-house directory, customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers.

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

Corporate Social Responsibility

Belmond is committed to the implementation of responsible business practices furthering the sustainability of tourism and seeks to ensure that its properties and corporate offices engage with their local communities and environments in a positive manner through their ongoing activities. Examples of these are as follows:

•
In 2015, Belmond continued its association with the Sustainable Restaurant Association ("SRA") for a second year. The food and beverage operations of 39 of Belmond's properties were assessed to measure and benchmark their sustainability credentials. Belmond is the first global luxury hospitality brand to have undertaken this third party testing by the SRA. This third party testing will continue to inform Belmond's minimum food sustainability, environmental responsibility and ethical sourcing standards during the coming year.

•
In Myanmar, the ship doctors of Belmond Road to Mandalay and Belmond Orcaella run community activities along the Ayeyarwady River in a program dating back 20 years. These include a free clinic that treats thousands of people each year, the construction and long-term support of schools, and irrigation and solar power projects in remote villages.

•
In Russia, Belmond Grand Hotel Europe works with local orphanages and youth organizations to support those in need. The hotel arranges educational tours of its premises for college students and organizes community activities for disadvantaged young people.

•
In the U.S., Belmond Charleston Place created and continues to coordinate the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals in food shelters for up to 500 persons -- a program since adopted in other U.S. cities. The hotel has now introduced a "Teach the Need" program, teaching hospitality skills to at-risk high school students and helping them find employment. It also organized an auction that raised over $600,000 for those affected by the Emanuel AME Church tragedy in 2015.

•
In Brazil, Belmond Copacabana Palace has continued to develop the sustainability and community programs it initiated in 2009 and the long-standing community programs it formalized in 2012. It now recycles more than 50% of its waste, uses 100% renewable energy, works with sustainable food and flower suppliers and supports Solar Meninos de Luz, a local children's philanthropic organization.

•
Also in Brazil, Belmond Hotel das Cataratas is committed to environmental conservation programs including Carnivores of Iguassu, which has overseen a substantial rise in numbers of endangered animals such as pumas and jaguars within the surrounding national park. The hotel also sponsors a local young people's training program offering youth apprenticeships and work placements for disadvantaged young people. The hotel is committed to environmental conservation and ecological operating programs and was the first South American hotel to be certified for ISO14001– Sustainability and SA8000–Social Responsibility.

•
In Thailand, Belmond Napasai participates in a number of environmental projects which have included efforts to maintain the eco-system of a local reef and the planting of mangrove and coconut trees in areas affected by recent infestations.

•
In Peru, Belmond Sanctuary Lodge operates an agriculture school on its own land in order that individuals from poor neighboring communities can learn to grow vegetables which the hotel purchases at fair trade prices. Belmond Hotel Monasterio has also established a fair trade alliance with a Sacred Valley farming community. Other Belmond hotels in Peru have participated in community programs that have included projects to plant thousands of trees and to clean waste from riverside areas.

•
Also in Peru, Belmond Hotel Rio Sagrado has teamed with the local community with respect to various local community initiatives, including, among them, planting 3,000 native trees in a deforested area and removing four tons of waste from a river near the hotel. In addition, for the past ten years, Belmond Hotel Monasterio has partnered in a fair trade alliance with a farming community in the Sacred Valley near the hotel.

•
Belmond Reid's Palace staff volunteer twice a year in campaigns to support a local food bank. The hotel also supports charities for children with cancer and local organizations for disadvantaged young and elderly people.

•
Belmond offers all full-time staff in its London office the opportunity to use up to 14 hours, or two working days, a year to participate in volunteer projects that benefit its local Bermondsey community. Activities have included converting neglected "gray" outdoor spaces into community kitchen gardens, mentoring local residents in business skills and working with a learning disabilities group.

Industry Awards

Belmond has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, Belmond’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel + Leisure, The Sunday Times (UK) and Forbes.com and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as TripAdvisor and Leading Hotels of the World. The awards are based on opinion polls of the publications’ readers or the professional opinions of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

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

Belmond’s luxury tourist trains have no direct competitors at present. Other passenger trains operate on the same or similar routes, including the Cusco-Machu Picchu line of PeruRail, but management believes Belmond’s trains and onboard service are unique and of such superior quality that guests consider a Belmond train journey more of a luxury experience and an end in itself than merely a means of transport.

Employees

Belmond currently employs approximately 8,200 full-time-equivalent persons.  Approximately 6,000 persons are employed in the hotels, 2,100 in the trains and cruises business, and 122 in central administration, sales and marketing and other activities.  Management believes that Belmond’s ongoing labor relations are satisfactory. Through its various training and other human resources programs, Belmond seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

Government Regulation

Belmond and its properties are subject to numerous laws and government regulations such as those relating to the preparation and sale of food and beverages, liquor service, health and safety of premises and employees, data privacy, employee relationships and welfare, environmental matters, waste and hazardous substance handling and disposal, and planning and zoning rules.

ITEM 1A.       Risk Factors

Belmond’s business is subject to various risks, including those described below. Investors should carefully consider the “Risk Factors” below. These are separated into three general groups:

•	risks of Belmond’s business,

•	risks relating to Belmond’s financial condition and results of operations, and

•	risks of investing in class A common shares.

The risks described below are those that management considers to be the most significant for purposes of Item 503(c) of Regulation S-K.

If any of these risks occurs, Belmond’s business, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected. When Belmond states below that a risk may have a material adverse effect, this means the risk may have one or more of these effects. In that case, the market price of the class A common shares could decline.

Risks of Belmond’s Business

Belmond’s operations are subject to adverse factors generally encountered in the international lodging, hospitality and travel industries.

In addition to the specific conditions, risks and uncertainties discussed in the risk factors below and under Item 7—Management's Discussion and Analysis, these adverse factors include:

•
cyclical downturns arising from changes in economic conditions and general business activities in the United States and European and other countries which impact levels of travel and demand for travel products,

•	rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services to specific destinations,

•	political instability of the governments of some countries where Belmond’s properties are located, resulting in depressed demand,

•	less disposable income of consumers and the traveling public,

•	dependence on varying levels of tourism, business travel and corporate entertainment,

•	changes in popular travel patterns,

•	competition from other hotels, trains, cruises and leisure time activities,

•	periodic local oversupply of guest accommodation in specific locations, which may adversely affect occupancy and actual room rates achieved,

•	increases in operating costs at Belmond’s properties due to inflation and other factors which may not be offset by increased revenues,

•	economic and political conditions affecting market demand for travel products, including recessions, civil disorder, diplomatic relations, and acts or threats of terrorism,

•	foreign exchange rate movements causing fluctuations in reported revenues, costs and earnings and impacting demand for Belmond's properties,

•	failure to comply with applicable anti-corruption laws or trade sanctions, exposing Belmond to claims for damages, financial penalties and reputational harm,

•	restrictive changes in laws and regulations applicable to zoning and land use, labor and employment, health, safety and the environment, and related governmental and regulatory action,

•
costs and administrative burdens associated with compliance with applicable laws and regulations relating to privacy and customer and employee personal data protection, licensing, labor and employment, and other operating matters,

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

•	seasonality, in that many of Belmond’s hotels and tourist trains are located in the northern hemisphere where they operate at low revenue or close during the winter months, and

•	reliance on third parties to haul the Belmond owned carriages comprising the Company's luxury train businesses.

The effects of many of these factors vary among Belmond’s hotels and other properties because of their geographic diversity. The global economic downturn in 2008 and 2009 preceded by the shock of terrorist attacks and resulting public concerns about travel safety, regional conflicts in Iraq, Afghanistan, Ukraine and Crimea, as well as in Thailand and other parts of the world, and the threatened flu and Ebola epidemics had, and the outbreak of the Zika virus may have, varying adverse effects on Belmond's results of operations.

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

Some of Belmond’s properties are located in areas where there are numerous competitors seeking to attract customers, particularly in city centers and resort locations. Competitive factors in the hospitality industry include:

•	convenience of location,

•	the quality of the physical property and services offered,

•	room rates and menu prices,

•	the range and quality of food services and amenities offered,

•	types of cuisine, and

•	reputation and name recognition.

New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities and amenities in the markets where Belmond operates, thereby adversely affecting profitability. Also, demographic, geographic or other changes in one or more of Belmond’s markets could impact the convenience or desirability of its hotels and so could adversely affect their operations and Belmond's local market share.

Belmond competes for hotel acquisition and management agreement opportunities with others such as real estate investors and hotel operators. These competitors may be prepared to accept lower levels of financial return or a higher level of financial risk than Belmond can prudently manage. This competition may have the effect of reducing the number of suitable acquisition, lease and management agreement opportunities offered to Belmond or on which it could successfully bid, and the effect of increasing Belmond's costs or reducing its operating margins because the bargaining power of property owners seeking to sell or to enter into management agreements is increased.

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations, development and construction, and environmental matters, and compliance with these laws and regulations and with future changes to them could reduce profitability of properties that Belmond owns, leases or manages.

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

Also, the acquisition and/or management of properties in new locations may present operating and marketing challenges that are different from those experienced at Belmond’s existing locations. Belmond can provide no assurance that management will succeed in this growth strategy.

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

The acquisition, expansion and development of leisure properties, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade newly acquired, expanded or existing properties, are capital intensive. The availability of internally generated cash flow, future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of available financing terms. Belmond can give no assurance that future borrowings or capital raising will be available to Belmond, or available on acceptable terms, in an amount sufficient to fund its needs. Failure to make investments necessary to maintain or improve Belmond's properties could adversely affect the performance of Belmond's properties.

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

Belmond operates properties in many locations, each of which is subject to local weather patterns affecting the properties and customer travel. As Belmond’s revenues and operating performance are dependent on the revenues and performance of individual properties, extreme weather or other environmental conditions from time to time can have a major adverse impact upon individual properties or particular regions, resulting in temporary loss of revenue or even closure while repairs are made. Furthermore, depending on the location and configuration of certain Belmond properties, such as along coasts, lagoons or rivers, they may be subject to possible adverse consequences of global climate change, including water levels or increased extreme weather patterns.

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

Failures in Belmond’s information technology systems or in protecting the integrity of customer, employee and business data could reduce revenue and earnings and result in loss or in reputational harm.

Belmond's business involves the processing, use, storage and transmission of personal information regarding customers, employees and business partners for various business purposes, including marketing and promotions. Belmond is subject to numerous laws and regulations designed to protect personal financial and other information relating to customers, employees and the business, and has established policies and procedures to help protect the privacy and security of this information. These laws and regulations are complex and evolving and may, on occasion, be inconsistent from one jurisdiction to another. Compliance may increase Belmond's operating costs or limit Belmond's ability to market its properties and services. The EU General Data Privacy Regulation is likely to become law in early 2018 (after a two-year implementation period), increasing certain obligations on, and limiting certain uses by, businesses of the personal data of their customers, employees and business partners. The penalties for violation of this new law have increased significantly, with a maximum fine of 4% of group revenue or €20 million, whichever is higher, for the most serious breaches.

Belmond depends on its own and third party information technology networks and systems to process, transmit and store company and personal information, and to communicate among its various locations around the world, including reservation systems, property management systems, customer and employee databases, administrative systems, and third-party vendor systems. While Belmond relies on the security of these networks and systems to protect the personal information of the company, customers, employees and business partners, they may be vulnerable to threats such as system, network or Internet failures, security breaches, computer hacking or business disruption, viruses or malicious software programs, employee error, negligence, fraud or misuse, or other unauthorized attempts to access, modify or delete Belmond's company and personal information. Although Belmond has taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or other compromise will not occur. While from time to time attempts are made to access the Company's network, we are not aware of any instance in which these attempts have resulted in any material release of information, degradation or disruption to the Company's network and information systems.

Any compromise of Belmond's networks or systems, public disclosure or loss of company or personal information, non-compliance with legal or contractual obligations regarding personal information, or a violation of a privacy or security policy pertaining to personal information could result in disruption to Belmond's operations; loss of revenue or property; damage to Belmond's reputation and loss of confidence of customers, employees and business partners; legal claims or proceedings, liability under laws that protect personal information, regulatory penalties, monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; and could result in subjecting Belmond to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse effect Belmond's business, operations or financial condition.

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

Four of Belmond’s hotels and two of its train operations are owned by joint venture companies in which Belmond has an investment of 50% or less and shares control of at least some significant aspects of their businesses, such as expenditure for capital improvements. These joint venture investments of Belmond involve risks different from 100% ownership because Belmond’s partners:

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

Belmond has nine hotels, the Venice Simplon-Orient-Express train and the Belmond Afloat in France cruise business in Continental Europe. If uncertainty regarding euro-zone debt recurs and measures taken by European governments contribute to weakness of national economies, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these properties and negatively impacting Belmond's results of operations and financial condition.

Belmond has several operations in the U.K. In May 2015, the U.K.'s Prime Minister, David Cameron, was re-elected against a pledge that he would renegotiate Britain's membership in the European Union and hold an "in-out" referendum on the U.K.'s membership in the EU. This referendum is to be held on June 23, 2016. If the U.K. votes to leave the EU, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these U.K. properties and less demand from U.K. outbound guests and negatively impacting Belmond's results of operations and financial condition.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact Belmond’s liquidity and financial condition, in particular Belmond’s ability to refinance debt or raise additional funds for its cash requirements for working capital, commitments and debt service.

During the year ending December 31, 2016, Belmond will have $5,349,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. In 2017, Belmond will have $5,337,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. Additionally, Belmond’s capital commitments at December 31, 2015 amounted to $8,662,000.

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

Belmond can give no assurance that its lenders would agree to modify or waive any affected covenant, which could impact Belmond’s ability to fund its cash requirements for working capital, commitments and debt service and could cause an event of default under any affected loan facility.

Belmond’s substantial indebtedness could adversely affect its financial condition.

Belmond has a large amount of debt in its capital structure and may incur additional debt from time to time. As of December 31, 2015, Belmond’s consolidated long-term indebtedness was $596,487,000 (including the current portion and the long-term indebtedness of Belmond’s consolidated variable interest entities of $97,328,000). This substantial indebtedness could:

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

After taking into account Belmond’s fixed interest rate swaps, approximately 49% of Belmond’s consolidated long-term debt at December 31, 2015 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase Belmond’s interest payment obligations. From time to time, Belmond enters into hedging transactions in order to manage its floating interest rate exposure, but Belmond can give no assurance that those hedges will lessen the impact on Belmond of rising interest rates. Also, as Belmond refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

Fluctuations in foreign currency exchange rates may have a material adverse effect on Belmond’s financial condition and operating results.

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

As an example of these estimates and judgments, Belmond evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable. The Company recorded goodwill impairment charges at four owned properties in 2015 and continues to monitor remaining goodwill balances for future potential impairment (see Note 8 to the Financial Statements). Belmond’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates. However, these assumptions and uncertainties are, by their very nature, highly judgmental. Belmond cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis. If Belmond is unable to meet these assumptions in future reporting periods, it may be required to record a charge for goodwill impairment losses.

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

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings. The manner in which Holdings votes its shares is determined by the four directors of Holdings, two of whom, John D. Campbell and Mitchell C. Hochberg, are also directors of the Company, consistently with the exercise by those directors of their fiduciary duties to Holdings. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

These anti-takeover provisions are in addition to the ability of Holdings and directors and officers of the Company to vote shares representing a significant majority of the total voting power of the Company’s common shares. See the risk factor immediately above and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Voting Control of the Company; Changes in Control.

A judgment of a United States court for liabilities under the U.S. securities laws might not be enforceable in Bermuda, or an original action might not be brought in Bermuda against the Company for liabilities under U.S. securities laws.

The Company is incorporated in Bermuda, a majority of its directors or executive officers are not U.S. citizens or residents, and most of its assets and the assets of its directors and officers are located outside the United States. As a result, it may be difficult for shareholders to:

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business, Belmond owns, partially-owns and/or operates 44 properties, consisting of 34 highly individual deluxe hotels, 29 of which are owned (including nine under long-term lease), four European tourist trains, two cruise ships in Myanmar (one of which is under long-term charter), one French canal cruise business consisting of five small canal boats, and one stand-alone restaurant in the United States. Belmond also owns interests of 50% or less in four hotels in Peru (including three under long-term lease), its Southeast Asian train and PeruRail. It also operates under management contract but has no ownership interest in one hotel in the United States. The corporate office and regional sales, marketing and operating offices of the hotels, trains and cruise businesses are occupied under operating leases. The Company has two properties scheduled for future openings, the Belmond Cadogan Hotel in London, England and the Belmond Grand Hibernian train to be based in Dublin, Ireland.

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

As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. CHP sought reconsideration from the appellate court of this decision, but the court dismissed its request, resulting in the return of the declaratory lawsuit proceedings to the Rio State Court.

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

Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed six separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed these decisions, one of which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court. As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence.

Belmond does not believe there is any merit in the owner’s outstanding Indonesian actions and is vigorously defending its rights while it seeks to enforce the Singapore arbitral award. While the Company can give no assurances, it believes that it should ultimately be able to enforce its arbitral award. Given the uncertainty involved in this litigation, Belmond recorded in the year ended December 31, 2013, a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens and has not booked a receivable in respect of the award. Belmond also reclassified Ubud Hanging Gardens as a discontinued operation. See Notes 4, 7, 8, 9 and 19 to the Financial Statements.

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

The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,715,000 (equivalent to $4,281,000 at December 31, 2015). However, until August 2014, the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($2,834,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid of R$18,666,000 ($4,780,000) has been fully accrued. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2015 (see Note 19 to the Financial Statements). Beyond the amounts accrued, management estimates that the range of possible additional loss to Belmond could be between R$1,500,000 and R$2,500,000 (equivalent to $384,000 and $640,000 at December 31, 2015) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,354,000) was due on March 31, 2015 as a result of the denial of the application. The Company intends to continue to press for a reconsideration by the Ministry of its request, which the Ministry has yet to address through its administrative process, and has not paid to the Ministry the amount claimed due. In the meantime, the Company is considering proceedings against the Ministry in the Brazilian courts.

Belmond Sanctuary Lodge

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and declared that the entire proceeding be vacated based on technical grounds. The court of first instance considered the matter and again dismissed the Public Prosecutor's claim in January 2016 on technical grounds. The Public Prosecutor's office may again appeal this decision, but as both a procedural and substantive matter, Belmond believes it has meritorious defenses and intends to contest the matter vigorously.

Cupecoy Village Development N.V.

In July 2015, Cupecoy Village Development N.V. received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company does not expect the resolution of this claim to result in a payment of more than $1,000,000, which is the amount that has been accrued at December 31, 2015. Beyond the amount accrued, management estimates the range of possible additional loss to Belmond to be between $Nil and $15,500,000.

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

Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trade mark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office (“OHIM”) against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond also expects to prevail. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated entity of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia.

There are a number of ongoing trade mark disputes with the Cipriani family in Italy: In January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani”.

In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to hotels and restaurants, as well as to all of the EU (other than the U.K.) rather than only Italy. The Company intends to appeal this decision. Separate proceedings brought by Belmond in Spain to defend Belmond's trademarks against a use by the Cipriani family and its affiliated entities of "Cipriani" to promote a restaurant, have been stayed pending the outcome of the Venice appeal.

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

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol Belmond.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The following table presents the quarterly high and low sales prices of a class A common share in 2015 and 2014 as reported for New York Stock Exchange composite transactions:

	2015		2014
	High	Low	High	Low
First quarter	$12.55	$10.51	$15.92	$13.15
Second quarter	13.26	12.01	14.67	11.72
Third quarter	12.66	9.85	15.00	11.63
Fourth quarter	10.94	8.51	12.56	10.45

The Company paid no cash dividends in 2015 and 2014 and has no present intention to pay dividends in the future.

The Islands of Bermuda where the Company is incorporated have no applicable government fiscal or monetary laws, decrees or regulations which restrict the export or import of capital or affect the payment of dividends or other distributions specifically to nonresident holders of the class A and B common shares of the Company or which subject United States holders to taxes. The Company's ability to pay dividends is limited by its credit agreement.

At February 19, 2016, there were 62 record holders of the class A common shares of the Company.

During 2015, the Company made no offering of securities including its class A common shares that was not registered in the United States.

Information responding to Item 201(e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities for the three months ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs

October 1, 2015 - October 31, 2015	214,077	10.56	214,077	45,000,012
November 1, 2015 - November 30, 2015	279,629	10.22	279,629	42,141,813
December 1, 2015 - December 31, 2015	547,513	9.40	547,513	36,992,806

Total	1,041,219	9.86	1,041,219	36,992,806
______________

(1)	On March 23, 2015, Belmond’s board of directors authorized up to $75 million of share repurchases.

ITEM 6.       Selected Financial Data

Belmond Ltd. and Subsidiaries

	2015	2014	2013	2012	2011
	$’000	$’000	$’000	$’000	$’000

Revenue	551,385	585,715	594,081	538,952	549,355

Impairments(1)	(9,796)	(1,211)	(36,430)	(5,892)	(20,060)

Gain on disposal of property, plant and equipment, equity method investments and other assets(2)	20,275	4,128	—	1,514	16,544

Net earnings from unconsolidated companies, net of tax	9,075	9,484	6,442	2,124	4,357

Earnings/(losses) from continuing operations	17,388	2,047	(26,178)	(11,426)	(19,891)

Net (losses)/earnings from discontinued operations, net of tax(3)	(1,534)	(3,782)	(5,318)	4,538	(67,705)

Net earnings/(losses)	15,854	(1,735)	(31,496)	(6,888)	(87,596)

Net losses/(earnings) attributable to non-controlling interests	411	(145)	(63)	(173)	(184)

Net earnings/(losses) attributable to Belmond Ltd.	16,265	(1,880)	(31,559)	(7,061)	(87,780)

	2015	2014	2013	2012	2011
	$	$	$	$	$

Basic earnings per share:
Earnings/(losses) from continuing operations	0.17	0.02	(0.25)	(0.11)	(0.19)
Net (losses)/earnings from discontinued operations, net of tax	(0.01)	(0.04)	(0.05)	0.04	(0.66)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.16	(0.02)	(0.31)	(0.07)	(0.86)

Diluted earnings per share:
Earnings/(losses) from continuing operations	0.17	0.02	(0.25)	(0.11)	(0.19)
Net (losses)/earnings from discontinued operations, net of tax	(0.01)	(0.04)	(0.05)	0.04	(0.66)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.16	(0.02)	(0.31)	(0.07)	(0.86)

Dividends per share	—	—	—	—	—

	2015	2014	2013	2012	2011
	$’000	$’000	$’000	$’000	$’000

Total assets	1,509,475	1,655,223	1,879,866	1,892,027	1,930,869

Total long-term debt and obligations under capital leases(4)	596,487	620,235	639,731	619,505	634,417

Total shareholders’ equity	658,064	761,186	908,222	935,956	950,330

(1)
The impairment in 2015 consisted of impairment of goodwill of $4,098,000 at Belmond Grand Hotel Europe, $3,581,000 at Belmond Jimbaran Puri, $1,455,000 at Belmond La Résidence Phou Vao and $662,000 at Belmond Northern Belle.

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

The impairments in 2012 consisted of impairment of property, plant and equipment of $2,538,000 and impairment of other assets of $1,299,000 related to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train which were held in Australia and were not in service, and impairment of goodwill at Belmond Reid's Palace of $2,055,000.

The impairments in 2011 consisted of impairment of property, plant and equipment at Belmond Casa de Sierra Nevada of $8,153,000, and impairments of goodwill at Belmond Maroma Resort and Spa, Belmond Mount Nelson Hotel and Belmond La Residencia totaling $11,907,000.

(2)
The 2015 gain was related to the sale of Belmond's 50% ownership in Hotel Ritz by Belmond in May 2015 and the recognition of the deferred gain in relation to the sale of Inn at Perry Cabin by Belmond in March 2014.

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

Included in the earnings/(losses) from discontinued operations are real estate, goodwill, other intangible assets and property, plant and equipment impairment losses of $7,031,000 in 2013, $3,166,000 in 2012 and $65,144,000 in 2011; gain on sale of Porto Cupecoy of $439,000 in 2013, gain on sales of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff in 2012 of $15,384,000 and gain on sale of Hôtel de la Cité in 2011 of $2,182,000.

(4)	Total long-term debt and obligations under capital lease excludes discount on secured term loan and debt issuance costs. See Note 10 to the Financial Statements.

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

Belmond currently owns, partially-owns and/or operates 44 properties (with two additional properties scheduled for future openings, the Belmond Cadogan Hotel in London, England and the Belmond Grand Hibernian train in Ireland).

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world; (4) Part-owned/ managed hotels; (5) Owned trains and cruises; and (6) Part-owned/ managed trains.

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2015, 2014 and 2013, respectively, derived primarily from the Europe, North America and Rest of world segments.

Hotels in 2015 consisted of 29 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment.

Belmond's part-owned/ managed segment consists of five hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in four of the managed hotels.

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties as part of management's long-term strategy to reduce leverage and redeploy the capital in properties with higher potential returns.

In May 2015, Belmond completed the sale of Hotel Ritz by Belmond, Madrid, Spain. The gain on sale is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations.

In March 2014, Belmond completed the sale of Inn at Perry Cabin by Belmond, St. Michaels, Maryland. Belmond has continued to manage the hotel for the new owner. Due to Belmond's continuing involvement in managing the hotel, its results, including the gain on sale, are presented within continuing operations.

During 2013, Belmond ceased to operate Ubud Hanging Gardens, Bali, Indonesia, following what Belmond believed was an unlawful dispossession of Belmond by the landlord for which Belmond has pursued its legal remedies under the lease. Accordingly, the results of Ubud Hanging Gardens have been reflected as discontinued operations for all periods presented. Belmond continues to pursue recovery of a 2013 arbitration award by a Singapore panel, but has not yet booked a receivable due to the continuing uncertainty surrounding the ultimate resolution of this and other proceedings relating to the landlord's breach of the Ubud Hanging Gardens lease. See Item 3—Legal Proceedings.

In March 2013, Belmond El Encanto, Santa Barbara, California, an owned hotel, reopened after a complete renovation spread over several years.

Belmond's owned trains and cruises segment consists of four European tourist trains, two river cruise ships in Myanmar and one French canal cruise business. Belmond's part-owned/ managed trains segment consists of two train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in both trains.

In July 2013, Belmond Orcaella, the second river cruise ship in Myanmar that the company operates under charter, was launched. The ship is chartered under a lease that expires in 2018, with a five-year renewal option.

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

In 2015, same store RevPAR decreased by 5% in U.S. dollars, but increased by 11% in constant currency. Average occupancy was 61% and ADR was $481. In 2014, same store RevPAR remained consistent in U.S. dollars, but increased by 4% when measured in local currency. Average occupancy was 59% and ADR was $523.

Business strategy

Belmond plans to grow the business in the long term by:

•	driving top- and bottom-line growth at the Company's existing businesses

•	stepping up the Company's efforts to continue to build brand awareness, and

•	positioning the Company for footprint expansion.

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

Impact of foreign currency exchange rate movements

As reported below in the comparisons of the 2015, 2014 and 2013 financial years under “Results of Operations”, Belmond has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Ten of Belmond’s owned hotels in 2015 operated in euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

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

Market capitalization

The Company’s class A common share price decreased during 2015 to $9.50 at December 31, 2015, from $12.37 at December 31, 2014 and Belmond’s market capitalization decreased to $0.96 billion at December 31, 2015, from $1.29 billion at December 31, 2014.

Results of Operations

Belmond’s operating results for the years 2015, 2014 and 2013, expressed as a percentage of revenue, are as follows:

	2015	2014	2013
Year ended December 31,	%	%	%

Revenue:
Owned hotels:
Europe	36	36	37
North America	27	24	25
Rest of world	23	25	24
Total owned hotels	86	85	86
Part-owned/ managed hotels	1	1	1
Total hotels	87	86	87
Owned trains & cruises	12	13	12
Part-owned/ managed trains	1	1	1
Total trains & cruises	13	14	13

Total revenue	100	100	100

Cost of services	(44)	(45)	(45)
Selling, general and administrative	(37)	(37)	(38)
Depreciation and amortization	(9)	(9)	(8)
Impairment of goodwill	(2)	—	—
Impairment of property, plant and equipment	—	—	(6)
Gain on disposal of property, plant and equipment and equity method investments	4	1	—
(Loss)/gain on extinguishment of debt	—	(2)	1
Other income	—	—	—
Interest income, interest expense and foreign currency, net	(7)	(6)	(5)
Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	5	2	(1)
Provision for income taxes	(3)	(3)	(3)
Earnings from unconsolidated companies, net of tax	2	2	1
Earnings/(losses) from continuing operations	4	1	(3)
Net (losses)/earnings from discontinued operations, net of tax	—	(1)	(1)

Net earnings/(losses)	4	—	(4)

Operating information for Belmond’s owned hotels for the years ended December 31, 2015, 2014 and 2013 is as follows:

Year ended December 31,	2015	2014	2013

Rooms Available
Europe	273,052	272,097	278,043
North America	255,216	262,562	274,677
Rest of world	371,207	374,855	370,079
Worldwide	899,475	909,514	922,799

Rooms Sold
Europe	169,371	152,369	159,394
North America	171,828	171,967	183,378
Rest of world	211,059	208,106	211,405
Worldwide	552,258	532,442	554,177

Occupancy (percentage)
Europe	62	56	57
North America	67	65	67
Rest of world	57	56	57
Worldwide	61	59	60

Average daily rate (in U.S. dollars)
Europe	689	783	784
North America	429	425	405
Rest of world	356	413	395
Worldwide	481	523	510

RevPAR (in U.S. dollars)
Europe	427	439	449
North America	289	278	270
Rest of world	202	229	226
Worldwide	295	306	306

2015 compared to 2014

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	427	439	(3)%	19%
North America	289	283	2%	3%
Rest of world	200	233	(14)%	9%
Worldwide	297	312	(5)%	11%

The same store RevPAR data for 2015 and 2014 exclude the operations of Inn at Perry Cabin by Belmond, Belmond Miraflores Park and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris, as these properties did not operate during one of the periods presented.

2014 compared to 2013

			Change %
Year ended December 31,	2014	2013	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	439	449	(2)%	1%
North America	282	272	4%	4%
Rest of world	235	229	3%	11%
Worldwide	313	313	—%	4%

The same store RevPAR data for 2014 and 2013 exclude the operations of Inn at Perry Cabin by Belmond, Belmond El Encanto and Belmond Miraflores Park, as these properties did not operate during one of the periods presented.

Year ended December 31, 2015 compared to year ended December 31, 2014 and year ended December 31, 2014 compared to year ended December 31, 2013

Overview

2015 compared to 2014

Net earnings attributable to Belmond Ltd. for the year ended December 31, 2015 was $16.3 million ($0.16 per common share) on revenue of $551.4 million, compared with a net loss of $1.9 million ($0.02 per common share) on revenue of $585.7 million in the prior year. The net earnings in the year ended December 31, 2015 were primarily due to the $20.3 million gain on disposal of property, plant and equipment and equity method investments, largely as a result of the May 2015 sale of Hotel Ritz by Belmond, compared with a $4.1 million gain recognized in the year ended December 31, 2014. In the prior year, the Company recorded a loss on extinguishment of debt of $14.5 million, which did not recur in the current year. Additionally, there was a $9.8 million impairment charge and foreign exchange loss of $5.0 million recognized in the year ended December 31, 2015 compared with a $1.2 million impairment charge and a foreign exchange gain of $2.3 million recognized in the year ended December 31, 2014.

2014 compared to 2013

The net loss attributable to Belmond Ltd. for the year ended December 31, 2014 was $1.9 million ($0.02 per common share) on revenue of $585.7 million, compared with net loss of $31.6 million ($0.31 per common share) on revenue of $594.1 million in the prior year. The decrease in net loss was primarily because the year ended December 31, 2013 included an impairment of property, plant and equipment of $36.4 million and losses from discontinued operations of $5.3 million, compared with a $1.2 million impairment of property, plant and equipment and losses from discontinued operations of $3.8 million in the year ended December 31, 2014. In addition, the year ended December 31, 2014 recorded a gain on disposal of property, plant and equipment of $4.1 million relating to Inn at Perry Cabin by Belmond, as well as a loss on extinguishment of debt of $14.5 million compared with no gains on disposal of property, plant and equipment and a gain on extinguishment of debt of $3.5 million in the year ended December 31, 2013.

Revenue

	2015	2014	2013
Year ended December 31,	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	200.0	212.7	222.0
North America	148.1	142.6	146.5
Rest of world	124.4	142.7	141.7
Total owned hotels	472.5	498.0	510.2
Part-owned/ managed hotels	5.2	6.0	5.9
Total hotels	477.7	504.0	516.1
Owned trains & cruises	65.5	74.3	73.8
Part-owned/ managed trains	8.2	7.4	4.2
Total trains & cruises	73.7	81.7	78.0

Total revenue	551.4	585.7	594.1

2015 compared to 2014

Total revenue was $551.4 million for the year ended December 31, 2015, a decrease of $34.3 million, or 6%, from $585.7 million for the year ended December 31, 2014. Total hotels revenue was $477.7 million for the year ended December 31, 2015, a decrease of $26.3 million, or 5%, from $504.0 million for the year ended December 31, 2014. The decrease in total hotels revenue was principally attributable to a $37.6 million and $25.7 million fall in revenue at the Company's European and Brazilian hotels due to unfavorable exchange rate movements, partially offset by growth on a constant currency basis of $24.9 million and $8.0 million, respectively. Revenue from trains and cruises was $73.7 million in the year ended December 31, 2015, a decrease of $8.0 million, or 10%, from $81.7 million in the year ended December 31, 2014 primarily as a result of revenue declines at the Company's two river cruise ships in Myanmar and Belmond Northern Belle.

2014 compared to 2013

Total revenue was $585.7 million for the year ended December 31, 2014, a decrease of $8.4 million, or 1%, from $594.1 million for the year ended December 31, 2013. Total hotels revenue was $504.0 million for the year ended December 31, 2014, a decrease of $12.1 million, or 2%, from $516.1 million for the year ended December 31, 2013. The decrease in total hotels revenue was partially due to a year-over-year drop at Belmond Grand Hotel Europe in Russia, as a result of the impact of the political situation in Ukraine and the depreciation of the ruble, and partially due to the March 2014 sale of Inn at Perry Cabin by Belmond. Revenue from trains and cruises was $81.7 million for the year ended December 31, 2014, an increase of $3.7 million, or 5%, from $78.0 million for the year ended December 31, 2013, as a result of an increase in revenue from the Company's PeruRail joint venture. Exchange rate movements were responsible for $14.3 million of the total decrease in total revenue.

Owned hotels - Europe

Year ended December 31,	2015	2014	2013

Rooms Available	273,052	272,097	278,043
Rooms Sold	169,371	152,369	159,394
Occupancy (percentage)	62	56	57
Average daily rate (in U.S. dollars)	689	783	784
RevPAR (in U.S. dollars)	427	439	449

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	427	439	(3)%	19%

			Change %
Year ended December 31,	2014	2013	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	439	449	(2)%	1%

2015 compared to 2014

Revenue was $200.0 million for the year ended December 31, 2015, a decrease of $12.7 million, or 6%, from $212.7 million for the year ended December 31, 2014. This decrease was attributable to unfavorable exchange rate movements which contributed to $37.6 million of the revenue decline, following the 37%, 16% and 7% year-over-year depreciation of the Russian ruble, euro and British pound, respectively, against the U.S. dollar. This was partially offset by revenue growth of $24.9 million on a constant currency basis at the Company’s European hotels. The Italian properties were responsible for $15.0 million of this growth, having achieved a 10% increase in constant currency ADR and a 4 percentage-point increase in occupancy. Additionally, Belmond Grand Hotel Europe recorded an increase in revenue of $5.2 million on a constant currency basis, having benefited from increased local and foreign demand and food and beverage growth with the opening of the new “Azia” restaurant. ADR in U.S. dollar terms for the European owned hotels segment decreased to $689 in the year ended December 31, 2015 from $783 in the year ended December 31, 2014. Occupancy increased to 62% in the year ended December 31, 2015 from 56% in the year ended December 31, 2014. Same store RevPAR decreased by 3% in U.S. dollars, to $427 in the year ended December 31, 2015 from $439 in the year ended December 31, 2014, but increased by 19% on a constant currency basis.

2014 compared to 2013

Revenue was $212.7 million for the year ended December 31, 2014, a decrease of $9.3 million, or 4%, from $222.0 million for the year ended December 31, 2013. Combined revenue growth of $6.7 million from the Company's hotels in continental Europe and the United Kingdom was offset by a $16.0 million decrease in revenue at Belmond Grand Hotel Europe. Of the $16.0 million revenue decline at Belmond Grand Hotel Europe, $7.7 million was due to the 22% depreciation of the Russian ruble which was made worse by the economic situation in Russia that had been adversely impacted by the falling price of oil. The remainder of the hotel's decline was attributable to a strong comparative 2013 period that benefited from the September 2013 G20 Summit in St Petersburg, Russia, lower food and beverage revenue due to ongoing restaurant renovation works, and cancellations related to the political situation in Ukraine which management is closely monitoring. Additionally, Belmond La Residencia continued to improve its performance with revenue growth of $1.9 million, or 14%, primarily due to a ten percentage-point increase in occupancy and a 10% increase in ADR that resulted predominantly from a change in the hotel's revenue management strategy. ADR in U.S. dollar terms for the European owned hotels segment decreased to $783 in the year ended December 31, 2014 from $784 in the year ended December 31, 2013 . Occupancy decreased to 56% in the year ended December 31, 2014 from 57% in the year ended December 31, 2013 . Same store RevPAR decreased by 2% in U.S. dollars, to $439 in the year ended December 31, 2014 from $449 in the year ended December 31, 2013, an increase of 1% on a constant currency basis.

Owned hotels - North America

Year ended December 31,	2015	2014	2013

Rooms Available	255,216	262,562	274,677
Rooms Sold	171,828	171,967	183,378
Occupancy (percentage)	67	65	67
Average daily rate (in U.S. dollars)	429	425	405
RevPAR (in U.S. dollars)	289	278	270
Same Store RevPAR (in U.S. dollars)	289	283	272

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	289	283	2%	3%

			Change %
Year ended December 31,	2014	2013	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	282	272	4%	4%

2015 compared to 2014

Revenue was $148.1 million for the year ended December 31, 2015, an increase of $5.5 million, or 4%, from $142.6 million for the year ended December 31, 2014. This revenue increase was led by a $2.8 million growth at Belmond El Encanto as it continued to benefit from its second full year of operations. In addition, there was a $2.4 million increase in revenue at Belmond Charleston Place, following increased occupancy and strong ADR growth as a result of the hotel’s renovated room product. Revenue increases of $1.6 million in the other North American owned hotels were offset by the March 2014 sale of Inn at Perry Cabin by Belmond, which had generated revenues of $1.3 million in the year ended December 31, 2014. ADR for the North American owned hotels segment increased to $429 in the year ended December 31, 2015 from $425 in the year ended December 31, 2014. Occupancy increased to 67% in the year ended December 31, 2015 from 65% in the year ended December 31, 2014 . Same store RevPAR (which excludes Inn at Perry Cabin by Belmond) increased by 2% to $289 in the year ended December 31, 2015 from $283 in the year ended December 31, 2014.

2014 compared to 2013

Revenue was $142.6 million for the year ended December 31, 2014, a decrease of $3.9 million, or 3%, from $146.5 million for the year ended December 31, 2013. The decrease was primarily the result of the March 2014 sale of Inn at Perry Cabin by Belmond which generated revenue of $1.3 million in the year ended December 31, 2014 compared with $12.0 million in year ended December 31, 2013. Partially offsetting this decrease was revenue growth of $4.2 million at Belmond El Encanto, which opened in March 2013 and hence saw a full year of operations in 2014, and $2.4 million at Belmond Charleston Place due to strong ADR and food and beverage growth, with the positive effects of the first stage of refurbishment starting to manifest. ADR for the North American owned hotels segment increased to $425 in the year ended December 31, 2014 from $405 in the year ended December 31, 2013. Occupancy decreased to 65% in the year ended December 31, 2014 from 67% in the year ended December 31, 2013. Same store RevPAR (which excludes Belmond El Encanto and Inn at Perry Cabin by Belmond) increased by 4% to $282 in the year ended December 31, 2014 from $272 in the year ended December 31, 2013.

 Owned hotels - Rest of world

Year ended December 31,	2015	2014	2013

Rooms Available	371,207	374,855	370,079
Rooms Sold	211,059	208,106	211,405
Occupancy (percentage)	57	56	57
Average daily rate (in U.S. dollars)	356	413	395
RevPAR (in U.S. dollars)	202	229	226
Same Store RevPAR (in U.S. dollars)	200	233	229

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	200	233	(14)%	9%

			Change %
Year ended December 31,	2014	2013	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	235	229	3%	11%

2015 compared to 2014

Revenue was $124.4 million for the year ended December 31, 2015, a decrease of $18.3 million, or 13%, from $142.7 million in the year ended December 31, 2014. This decrease was primarily attributable to the $17.7 million combined revenue decline at the Company’s two Brazilian hotels, largely due to the 30% year-over-year depreciation in the Brazilian real against the U.S. dollar. Additionally, there was a decrease in revenue of $3.2 million at Belmond Safaris as a result of the closure of Belmond Eagle Island Lodge for renovation in January 2015. Partially offsetting these decreases in 2015 was a $3.2 million growth at Belmond Miraflores Park, which was closed for renovation from December 2013 to mid-April 2014. ADR in U.S. dollar terms for the Rest of world segment decreased by 14% to $356 for the year ended December 31, 2015 from $413 in the year ended December 31, 2014. Occupancy increased to 57% in the year ended December 31, 2015 from 56% in the year ended December 31, 2014. Same store RevPAR in U.S. dollars (which excludes Belmond Miraflores Park and Belmond Eagle Island Lodge) decreased by 14% to $200 for the year ended December 31, 2015 from $233 in the year ended December 31, 2014, an increase of 9% on a constant currency basis.

2014 compared to 2013

Revenue was $142.7 million for the year ended December 31, 2014, an increase of $1.0 million, or 1%, from $141.7 million for the year ended December 31, 2013. This increase was largely attributable to the strong performance of the Company's two Brazilian hotels, due largely to the 2014 FIFA World Cup, which saw combined revenue growth of $6.3 million. This was in spite of the 9% year-over-year depreciation of the Brazilian real. Combined revenue growth on a constant currency basis was $13.0 million for these two hotels. Belmond Mount Nelson Hotel in South Africa had a revenue increase of $1.4 million or 10% due to a six percentage-point increase in occupancy over the year ended December 31, 2013 as the weaker rand increased the attractiveness of the destination. The revenue growth for the segment as a whole was partially offset by a $1.6 million decline in revenue in Belmond Miraflores Park, which was closed for renovation from December 2013 through the middle of April 2014. In addition, revenue for the Company's Asian hotels and Belmond Safaris were down $3.6 million and $1.5 million year-over-year respectively, primarily as a result of the political unrest in Bangkok and the Ebola outbreak elsewhere in Africa, leading to cancellations at the safari camps. ADR in U.S. dollar terms for the Rest of world segment increased to $413 for the year ended December 31, 2014 from $395 in the year ended December 31, 2013. Occupancy decreased to 56% in the year ended December 31, 2014 from 57% in the year ended December 31, 2013. Same store RevPAR (which excludes Belmond Miraflores Park) increased by 3% in U.S. dollars to $235 in the year ended December 31, 2014 from $229 in the year ended December 31, 2013, an increase of 11% on a constant currency basis.

Part-owned/ managed hotels

2015 compared to 2014

Revenue was $5.2 million in the year ended December 31, 2015, a decrease of $0.8 million, or 13%, from $6.0 million in the year ended December 31, 2014. This decrease was primarily due to lower management fees received from Hotel Ritz by Belmond which was sold in May 2015.

2014 compared to 2013

Revenue was $6.0 million in the year ended December 31, 2014, an increase of $0.1 million, or 2%, from $5.9 million in the year ended December 31, 2013. This decrease was primarily due to growth at Hotel Ritz by Belmond, which saw an eight percentage-point increase in occupancy as a result of new sales strategies and continued signs of improvement in the Spanish economy.

Owned trains and cruises

2015 compared to 2014

Revenue was $65.5 million in the year ended December 31, 2015, a decrease of $8.8 million, or 12%, from $74.3 million in the year ended December 31, 2014. Exchange rate movements accounted for $4.0 million of the revenue decline, following the 16%

and 7% year-over-year depreciation of the euro and British pound, respectively, against the U.S. dollar. There was a combined revenue decrease of $4.6 million at Belmond Orcaella and Belmond Road to Mandalay, Belmond’s two river cruise ships in Myanmar, as a result of increased local competition, and a $1.6 million fall in revenue at Belmond Northern Belle following a reduction in passenger numbers.

2014 compared to 2013

Revenue was $74.3 million in the year ended December 31, 2014, an increase of $0.5 million, or 1%, from $73.8 million in the year ended December 31, 2013. The increase was driven by Belmond Orcaella, Belmond’s river cruise operation launched in July 2013, which contributed $1.9 million of revenue growth. The Venice Simplon-Orient-Express recorded a revenue increase of $1.4 million, primarily due to the appreciation of the British pound sterling against the U.S. dollar. Belmond Northern Belle also saw revenue growth of $0.9 million, having operated nine more trips in the year ended December 31, 2014 compared with the year ended December 31, 2013, and additionally benefited from the stronger British pound sterling. This growth was offset by a decrease of $2.0 million from Belmond Road to Mandalay which suffered from increased competition in the year ended December 31, 2014.

Part-owned/ managed trains

2015 compared to 2014

Revenue was $8.2 million in the year ended December 31, 2015, an increase of $0.8 million, or 11%, from $7.4 million in the year ended December 31, 2014, due to an increase in management fees from the Company’s PeruRail joint venture, as a result of an increase in tickets sold and average ticket prices.

In June 2015, PeruRail entered into an agreement for a period of 15 years with a Peruvian subsidiary of MMG Limited, a minerals and mining company that is publicly traded on the Hong Kong stock exchange, to transport copper concentrate from the Las Bambas mine. In connection with this project, PeruRail obtained non-recourse financing of $131 million in February 2016. PeruRail commenced transport of the copper concentrate in January 2016.

2014 compared to 2013

Revenue was $7.4 million in the year ended December 31, 2014, an increase of $3.2 million, or 76%, from $4.2 million in the year ended December 31, 2013. The increase was due to an increase in management fee rates at the Company’s PeruRail joint venture.

Cost of services

2015 compared to 2014

Cost of services was $243.6 million in the year ended December 31, 2015, a decrease of $19.0 million, or 7%, from $262.6 million in the year ended December 31, 2014 . Cost of services as a percentage of revenue decreased slightly to 44% for the year ended December 31, 2015 from 45% for the year ended December 31, 2014.

2014 compared to 2013

Cost of services was $262.6 million in the year ended December 31, 2014, a decrease of $5.3 million, or 2%, from $267.9 million in the year ended December 31, 2013. Cost of services as a percentage of revenue remained consistent at 45% of revenue for the years ended December 31, 2014 and 2013.

Selling, general and administrative expenses

2015 compared to 2014

Selling, general and administrative expenses was $206.2 million in the year ended December 31, 2015, a decrease of $13.4 million, or 6%, from $219.6 million in the year ended December 31, 2014. Selling, general and administrative expenses as a percentage of revenue remained consistent at 37% for the year ended December 31, 2015 and 2014 despite the increase in central costs. This was primarily due to the weakening of the euro and Mexican peso against the U.S. dollar, which in turn has benefited Belmond La Samanna and Belmond Maroma Resort and Spa as these properties incur the majority of their expenses in euros and Mexican pesos, respectively.

Central costs within selling, general and administrative expenses were $45.9 million in the year ended December 31, 2015 (including $6.7 million of non-cash share-based compensation), an increase of $6.1 million, or 15%, from $39.8 million in the year ended December 31, 2014 (including $7.9 million of non-cash share-based compensation). Central costs included $3.7 million of expenses and a $1.8 million credit to share-based compensation expense in relation to the former CEO’s departure. The remaining increase is largely due to additional costs incurred in the year ended December 31, 2015 relating to the migration of the Company's tax residency to the United Kingdom and central marketing costs. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) increased to 7% for the year ended December 31, 2015 from 5% for the year ended December 31, 2014.

2014 compared to 2013

Selling, general and administrative expenses was $219.6 million in the year ended December 31, 2014, a decrease of $7.7 million, or 3%, from $227.3 million in the year ended December 31, 2013. Selling, general and administrative expenses as a percentage of revenue decreased slightly to 37% for the year ended December 31, 2014 from 38% for the year ended December 31, 2013.
Selling, general and administrative expenses in the year ended December 31, 2013 included pre-opening expenses of $3.0 million for Belmond El Encanto and Belmond Orcaella.

Central costs within selling, general and administrative expenses were $39.8 million in the year ended December 31, 2014 (including $7.9 million of non-cash share-based compensation), a decrease of $1.3 million, or 3%, from $41.1 million in the year ended December 31, 2013 (including $10.4 million of non-cash share-based compensation). This decrease is the result of year- over-year reductions in share-based compensation costs of $2.5 million and payroll bonus costs of $1.7 million offset by an increase of $3.9 million in central marketing costs related to the investment in the Belmond brand. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) remained consistent at 5% for the years ended December 31, 2014 and 2013.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central costs, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit”). Segment performance for the years 2015, 2014 and 2013 is analyzed as follows:

	2015	2014	2013
Year ended December 31,	$ millions	$ millions	$ millions

Segment profit:
Owned hotels:
Europe	65.4	62.8	63.8
North America	31.6	24.0	23.2
Rest of world	31.3	36.5	36.0
Total owned hotels	128.3	123.3	123.0
Part-owned/ managed hotels	4.1	5.2	2.3
Total hotels	132.4	128.5	125.3
Owned trains & cruises	6.7	7.3	8.5
Part-owned/ managed trains	18.9	16.2	14.3
Total trains & cruises	25.6	23.5	22.8

Reconciliation to net earnings/(losses):
Total segment profit	158.0	152.0	148.1

Gain on disposal of property, plant and equipment	20.3	4.1	—
Impairment of goodwill	(9.8)	—	—
Impairment of property, plant and equipment	—	(1.2)	(36.4)
Central costs	(45.9)	(39.8)	(41.1)
Depreciation and amortization	(50.5)	(52.0)	(48.7)
(Loss)/gain on extinguishment of debt	—	(14.5)	3.5
Other income	—	1.3	—
Interest income, interest expense and foreign currency, net	(36.2)	(33.1)	(32.3)
Provision for income taxes	(17.0)	(15.5)	(17.6)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1.5)	0.7	(1.7)

Earnings/(losses) from continuing operations	17.4	2.0	(26.2)
Losses from discontinued operations	(1.5)	(3.8)	(5.3)

Net earnings/(losses)	15.9	(1.8)	(31.5)

2015 compared to 2014

The European owned hotels reported segment profit of $65.4 million for the year ended December 31, 2015, an increase of $2.6 million, or 4%, from $62.8 million for the year ended December 31, 2014. This increase was mainly attributable to earnings growth at the Italian properties and Belmond Reid's Palace of $1.8 million and $0.8 million, respectively, following strong occupancy growth and despite the weakening of the euro, partially offset by a $0.5 million fall in segment profit at Belmond Grand Hotel Europe primarily as a result of the depreciation of the Russian ruble against the U.S. dollar. As a percentage of European owned hotels revenue, segment profit was 33% in the year December 31, 2015 compared with 30% for the year ended December 31, 2014.

The North American owned hotels reported segment profit of $31.6 million for the year ended December 31, 2015, an increase of $7.6 million, or 32%, from $24.0 million for the year ended December 31, 2014. There was an increase in earnings of $2.0 million at Belmond La Samanna, which was negatively impacted in 2014 by a mosquito-borne virus in St. Martin and elsewhere in the Caribbean which did not recur in 2015, and also benefited from the impact of the weaker euro on its cost base. In addition, Belmond Maroma Resort & Spa recorded earnings growth of $1.8 million following a 4% increase in ADR and payroll costs savings, and Belmond El Encanto and Belmond Charleston Place reported increases in earnings of $1.6 million and $0.8 million, respectively. As a percentage of North American owned hotels revenue, segment profit was 21% for the year ended December 31, 2015 compared with 17% for the year ended December 31, 2014.

The Rest of world owned hotels reported segment profit of $31.3 million for the year ended December 31, 2015, a decrease of $5.2 million, or 14%, from $36.5 million for the year ended December 31, 2014. There was a fall in segment profit of $8.7 million at Belmond Copacabana Palace in 2015 following the depreciation of the Brazilian real against the U.S. dollar and the effect of a strong comparative year as a result of the 2014 FIFA World Cup, and a fall of $1.7 million at Belmond Safaris due to the closure of Belmond Eagle Island Lodge. Partially offsetting these declines was a $2.8 million earnings growth at Belmond Miraflores Park, which was closed for renovation during the beginning months of 2014 and a $1.8 million earnings growth at Belmond Mount Nelson Hotel following increased occupancy. As a percentage of Rest of world owned hotels revenue, segment profit margin was 25% for the year ended December 31, 2015 compared with 26% for the year ended December 31, 2014.

The Part-owned/ managed hotels reported segment profit of $4.1 million for the year ended December 31, 2015, a decrease of $1.1 million, or 21%, from $5.2 million for the year ended December 31, 2014, This was primarily due to a segment loss of $1.9 million recognized for Hotel Ritz by Belmond in the year ended December 31, 2015 as a result of additional costs incurred by the joint venture in association with its sale in May 2015, compared with a segment loss of $0.6 million recorded in the year ended December 31, 2014. See Note 6 to the Financial Statements.

The Owned trains and cruises reported segment profit of $6.7 million for the year ended December 31, 2015, a decrease of $0.6 million, or 8%, from $7.3 million for the year ended December 31, 2014. This was predominantly due to earnings growth at Venice Simplon-Orient-Express of $2.0 million being offset by declines in segment profit at the Company’s two river cruises in Myanmar of $2.5 million as a result of increased local competition. As a percentage of owned trains and cruises, segment profit was consistent at 10% for the years ended December 31, 2015 and 2014.

The Part-owned/ managed trains reported segment profit of $18.9 million for the year ended December 31, 2015, an increase of $2.7 million, or 17%, from $16.2 million for the year ended December 31, 2014, due to an increase in average ticket prices and the number of passenger tickets sold at the Company's PeruRail joint venture.

2014 compared to 2013

The European owned hotels reported segment profit of $62.8 million for the year ended December 31, 2014, a decrease of $1.0 million, or 2%, from $63.8 million for the year ended December 31, 2013. This was the result of earnings growth of $6.5 million at the Company’s hotels in continental Europe and the United Kingdom, offset by a $7.5 million decrease in earnings at Belmond Grand Hotel Europe, of which $2.4 million was due to unfavorable exchange rate movements. As a percentage of European owned hotels revenue, segment profit was 30% for the year ended December 31, 2014 compared with 29% for the year ended December 31, 2013.

The North American owned hotels reported segment profit of $24.0 million for the year ended December 31, 2014, an increase of $0.8 million, or 3%, from $23.2 million for the year ended December 31, 2013. The increase was due primarily to a year-over-year improvement of $3.7 million at Belmond El Encanto which opened in March 2013, partially offset by the March 2014 sale of Inn at Perry Cabin by Belmond which caused a decrease of $2.7 million. As a percentage of North American owned hotels revenue, segment profit was 17% for the year ended December 31, 2014 compared with 16% for the year ended December 31, 2013 to

The Rest of world owned hotels reported segment profit of $36.5 million for the year ended December 31, 2014, an increase of $0.5 million, or 1%, from $36.0 million for the year ended December 31, 2013. Increases in segment profit in the year ended December 31, 2014 were achieved by Belmond Copacabana Palace and Belmond Hotel das Cataratas which showed combined year-over-year growth of $4.0 million predominantly due to the FIFA World Cup held in Brazil. Additionally, Belmond Mount Nelson Hotel reported $1.1 million year-over-year growth due to increased occupancy as the weaker South African rand helped increase the popularity of the destination. These increases were offset by a $1.8 million year-over-year decrease for Belmond Miraflores Park resulting from the hotel’s closure for planned renovation and a $2.6 million net decrease in earnings for the Company's Asian hotels partly caused by the political unrest in the region’s gateway city of Bangkok. As a percentage of Rest of world owned hotels revenue, segment profit was 26% for the year ended December 31, 2014 compared with 25% for the year ended December 31, 2013.

The Part-owned/ managed hotels reported segment profit of $5.2 million for the year ended December 31, 2014, an improvement of $2.9 million, or 126%, from $2.3 million for the year ended December 31, 2013, due primarily to a $2.4 million increase at Hotel Ritz by Belmond, which had an eight percentage-point increase in occupancy as a result of new sales strategies and an improving Spanish economy.

The Owned trains and cruises reported segment profit of $7.3 million for the year ended December 31, 2014, a decrease of $1.2 million, or 14%, from $8.5 million for the year ended December 31, 2013. This decrease was predominantly due to the fall in earnings at Belmond Road to Mandalay as a result of increased competition. As a percentage of owned trains and cruises, segment profit was 10% for the year ended December 31, 2014 compared with 12% the year ended December 31, 2013.

The Part-owned/ managed trains reported segment profit of $16.2 million for the year ended December 31, 2014, an increase of $1.9 million, or 13%, from $14.3 million for the year ended December 31, 2013, due primarily to growth in earnings from the Company's PeruRail joint venture, which increased the number of passenger tickets sold.

Gain on disposal of property, plant and equipment and equity method investments

2015 compared to 2014

A gain on disposal of $20.3 million was recognized in the year ended December 31, 2015 compared with a $4.1 million gain in the year ended December 31, 2014. $19.7 million of the gain recorded in 2015 relates to Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, which was sold on May 21, 2015, with the remainder relating to the recognition of the deferred gain following the 2014 sale of Inn at Perry Cabin by Belmond. The gain in the prior year relates solely to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations.

2014 compared to 2013

A gain on disposal of $4.1 million was recognized in the year ended December 31, 2014. This related to Inn at Perry Cabin by Belmond, which was sold on March 21, 2014 but which Belmond has continued to manage under a management contract. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred and is being recognized over the initial period of the management contract. Due to Belmond's continuing involvement in managing the hotel, the results of operations of Inn at Perry Cabin by Belmond and the gain on disposal have been recorded within continuing operations. There was no gain on disposal recognized in the year ended December 31, 2013.

Impairment of goodwill

2015 compared to 2014

A goodwill impairment charge of $9.8 million was recorded in the year ended December 31, 2015. This consisted of $4.1 million at Belmond Grand Hotel Europe, $3.6 million at Belmond Jimbaran Puri Bali, $1.4 million at Belmond La Residence Phou Vao, and $0.7 million at Belmond Northern Belle. The Company is continuing to monitor remaining goodwill balances for future potential impairment (see Note 8 to the Financial Statements). There were no impairments to goodwill of continuing operations recorded in the year ended December 31, 2014.

2014 compared to 2013

There were no impairments to goodwill of continuing operations recorded in the years ended December 31, 2014 and 2013.

Impairment of property, plant and equipment

2015 compared to 2014

There were no impairments of property, plant and equipment in the year ended December 31, 2015.

In the year ended December 31, 2014, Belmond identified and recorded a non-cash property, plant and equipment charge of $1.2 million relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which were at the time held in Australia and were not in service.

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

Depreciation and amortization

2015 compared to 2014

Depreciation and amortization was $50.5 million in the year ended December 31, 2015, a decrease of $1.5 million, or 3%, from $52.0 million in the year ended December 31, 2014. Depreciation and amortization as a percentage of revenue remained consistent at 9% for the years ended December 31, 2015 and 2014.

2014 compared to 2013

Depreciation and amortization was $52.0 million in the year ended December 31, 2014, an increase of $3.3 million, or 7% from $48.7 million in the year ended December 31, 2013. Depreciation and amortization as a percentage of revenue increased to 9% in the year ended December 31, 2014 from 8% in the year ended December 31, 2013. This is primarily due to a $3.0 million accelerated depreciation charge on assets scheduled for replacement, predominantly as part of the refurbishment program underway at Belmond Charleston Place and the renovation of Belmond Eagle Island Lodge, one of the Company's three safari camps in Botswana.

(Loss)/gain on extinguishment of debt

2015 compared to 2014

There was no loss/gain on extinguishment of debt for the year ended December 31, 2015.

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

A gain of $3.5 million for the year ended December 31, 2013 was recognized in relation to a discount received for early repayment of debt secured on the Venice Simplon-Orient Express.

Other income

2015 compared to 2014

There was no other income recognized in the year ended December 31, 2015.

Other income of $1.3 million was recognized in the year ended December 31, 2014. This related to the release of the remaining contingent liability that was originally recorded as part of the consideration for the acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant'Andrea in January 2010. Belmond had agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms were constructed at Belmond Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At December 31, 2014, €4,000,000 had been paid (equivalent to $5,250,000 at the dates paid) as the Belmond Villa Sant'Andrea permits were granted. The remaining contingent consideration was released in December 2014 as the conditions for its payment were not met.

2014 compared to 2013

Other income of $1.3 million was recognized in the year ended December 31, 2014. This related to the release of the remaining contingent liability that was originally recorded as part of the consideration for the acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant'Andrea in January 2010, as discussed above.

There was no other income recognized in the year ended December 31, 2013.

Interest income, interest expense and foreign currency, net

2015 compared to 2014

Interest income, interest expense and foreign currency, net was an expense of $36.2 million for the year ended December 31, 2015, an increase of $3.1 million, or 9%, from an expense of $33.1 million for the year ended December 31, 2014. In the year ended December 31, 2015 there was a foreign exchange loss recognized of $5.0 million compared with a gain of $2.3 million recognized in the year ended December 31, 2014. This was partially offset by a decrease in interest expense in the year ended December 31, 2015 resulting from the release of a provision for a withholding tax assessment previously classified as interest.

2014 compared to 2013

Interest income, interest expense and foreign currency, net was an expense of $33.1 million for the year ended December 31, 2014, an increase of $0.8 million, or 2%, from an expense of $32.3 million for the year ended December 31, 2013. In the year ended December 31, 2014 there was an increase in interest expense of $2.4 million primarily due to the receipt of a withholding tax assessment pertaining to a previous financing agreement, which has been classified as interest, partially offset by a $1.3 million increase in foreign exchange gain in the year ended December 31, 2014 compared with the year ended December 31, 2013.

Provision for income taxes

2015 compared to 2014

The provision for income taxes was $17.0 million in the year ended December 31, 2015, an increase of $1.5 million, or 10%, from $15.5 million in the year ended December 31, 2014. The increase in tax expense was principally due to an increase in earnings before income taxes in the United States, Italy, Peru and other territories.

2014 compared to 2013

The provision for income taxes was $15.5 million in the year ended December 31, 2014, a decrease of $2.1 million, or 12%, from $17.6 million in the year ended December 31, 2013. The decrease to tax expense was principally due to an income tax credit of $2.1 million in the year ended December 31, 2014 (2013 - credit of $0.3 million) following reductions in enacted tax rates in Peru and Spain.

Net earnings from unconsolidated companies, net of tax

2015 compared to 2014

Net earnings from unconsolidated companies, net of tax was $9.1 million in the year ended December 31, 2015, a decrease of $0.4 million, or 4%, from $9.5 million in the year ended December 31, 2014. There was a tax charge of $1.5 million recognized in relation to earnings from unconsolidated companies in the year ended December 31, 2015 compared with a tax credit of $0.7 million in the year ended December 31, 2014. The tax credit in the year ended December 31, 2014 was due to the reduction in enacted tax rates in Peru and Spain.

2014 compared to 2013

Net earnings from unconsolidated companies, net of tax was $9.5 million in the year ended December 31, 2014, an increase of $3.1 million, or 48%, from $6.4 million in the year ended December 31, 2013. The increase is primarily due to improved performance at Hotel Ritz by Belmond, which had an increase in occupancy as a result of new sales strategies and an improving Spanish economy. In addition, there was a tax credit of $0.7 million recognized in relation to earnings from unconsolidated companies in the year ended December 31, 2014 compared with a tax charge of $1.7 million in the year ended December 31, 2013 following reductions in enacted tax rates in Peru and Spain.

Net losses from discontinued operations

2015 compared to 2014

Net losses from discontinued operations for the year ended December 31, 2015 were $1.5 million, compared to losses of $3.8 million for the year ended December 31, 2014.

Net losses from discontinued operations for the year ended December 31, 2015 included legal fees of $0.6 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 (see Notes 4 and 19 to the Financial Statements), and residual operating losses of $0.9 million at Porto Cupecoy.

Net losses from discontinued operations for the year ended December 31, 2014 included legal fees of $1.5 million in relation to Belmond's wrongful dispossession from its leasehold interest in Ubud Hanging Gardens and residual operating losses of $1.6 million at Porto Cupecoy.

2014 compared to 2013

Net losses from discontinued operations for the year ended December 31, 2014 were $3.8 million, compared with losses of $5.3 million for the year ended December 31, 2013.

Net losses from discontinued operations for the year ended December 31, 2014 included legal fees of $1.5 million in relation to Belmond's wrongful dispossession from its leasehold interest in Ubud Hanging Gardens, and residual operating losses of $1.6 million at Porto Cupecoy.

Net losses from discontinued operations for the year ended December 31, 2013 included an impairment charge of $7.0 million at Ubud Hanging Gardens and residual operating losses of $3.2 million at Porto Cupecoy. These losses were partially offset by a gain of $0.4 million on the disposal of Porto Cupecoy, which was sold in January 2013, and tax credits of $1.4 million and $0.6 million in relation to The Westcliff and Keswick Hall, respectively.

Other comprehensive losses: Foreign currency translation adjustments, net

2015 compared to 2014

Foreign currency translation adjustments for the year ended December 31, 2015 were a loss of $88.2 million compared to a loss of $151.0 million for the year ended December 31, 2014. The loss in the year ended December 31, 2015 largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the Belmond’s reporting currency of U.S. dollars as the majority of Belmond's operating currencies have depreciated against the U.S. dollar during the year. The loss was driven by a 32%, 23% and 10% depreciation, respectively, of the Brazilian real, Russian ruble and euro against the U.S. dollar from the rate at December 31, 2014, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies.

The foreign currency translation adjustment loss for the year ended December 31, 2014 was partially due to the 72% and 14% depreciation, respectively, of the Russian ruble and euro against the U.S. dollar, and partially due to a loss of $49.4 million arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in the functional currency of those entities. Prior to 2014, Belmond’s Brazilian operations used the U.S. dollar as their functional currency. Effective January 1, 2014, Belmond changed the functional currency to the Brazilian real. Belmond believes that the growth in the Brazilian operations’ real-denominated revenues and expenses indicated a change in the economic facts and circumstances that justified the change in the functional currency.

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

The remaining loss in 2014 largely resulted from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into Belmond’s reporting currency of U.S. dollars as the majority of Belmond's operating currencies have depreciated against the U.S. dollar during the year. The loss was driven by a 72% and 14% depreciation, respectively, of the Russian ruble and euro against the U.S. dollar from the rate at December 31, 2013, negatively impacting the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond's primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At December 31, 2015, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $596.5 million (2014 - $620.2 million), including a current portion of $5.3 million (2014 - $5.5 million). See Note 10 to the Financial Statements. Additionally, Belmond had capital commitments at December 31, 2015 amounting to $8.7 million (2014 - $15.5 million).

Belmond had cash and cash equivalents of $135.6 million at December 31, 2015, compared to $135.1 million at December 31, 2014. In addition, Belmond had restricted cash balances of $3.3 million, of which $2.6 million is classified as restricted cash on the balance sheet and $0.7 million is classified in other assets (2014 - $2.7 million, of which $1.9 million is classified as restricted cash and $0.8 million is classified in other assets). At December 31, 2015, there were undrawn amounts available to Belmond under committed short-term lines of credit of $106.1 million (2014 - $101.5 million), bringing total cash availability at December 31, 2015 to $241.7 million (2014 - $236.6 million), excluding restricted cash. When assessing liquidity, Belmond management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At December 31, 2015, Belmond had $5.3 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.
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
Recent Events Affecting Belmond's Liquidity and Capital Resources

On March 23, 2015, Belmond’s board of directors announced a program enabling the Company to repurchase its class A common stock up to the value of $75.0 million. During the year ended December 31, 2015, Belmond repurchased and retired 3,341,274 shares of class A common stock for a weighted average price of $11.38 per share and an aggregate purchase price of approximately $38.0 million. The shares repurchased represented approximately 3% of the Company's total shares of class A common stock outstanding prior to the repurchase. As at February 24, 2016, the Company had acquired 3,574,667 shares for consideration of approximately $40.0 million.

Covenant Compliance

The Credit Agreement limits Belmond’s ability to incur additional debt unless certain financial ratios are met. These ratios are measured on the performance of the consolidated group. The revolving credit facility in the Credit Agreement contains two financial covenants, a maximum net leverage test and a minimum interest cover test, which are both measured quarterly based on Belmond’s trailing 12 months results.

If Belmond does not comply with its financial covenants and the banks that provide the revolving credit facility declare a default and accelerate the repayment of their debt, this will cause an event of default under the Credit Agreement. The cross default threshold in the Credit Agreement to other debt that is recourse to Belmond is $25.0 million.
Belmond closely monitors projected covenant compliance, and if there were a possibility of non-compliance with a covenant, Belmond would proactively meet with the agent or lending bank or banks of the relevant facility to seek an amendment or waiver. Obtaining a waiver may result in additional bank fees or an increase in the interest cost.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $91.2 million at December 31, 2015 (December 31, 2014 - $101.5 million).

Cash Flow - Sources and Uses of Cash

At December 31, 2015 and 2014, Belmond had cash and cash equivalents of $135.6 million and $135.1 million, respectively. In addition, Belmond had restricted cash balances of $3.3 million (of which $2.6 million is classified as current restricted cash on the consolidated balance sheet and $0.7 million is classified in other assets) and $2.7 million (of which $1.9 million is classified as current restricted cash on the consolidated balance sheet and $0.8 million is classified in other assets) as of December 31, 2015 and December 31, 2014, respectively.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2015 was $67.9 million compared to $51.3 million for the year ended December 31, 2014 and $67.0 million for the year ended December 31, 2013.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $17.4 million for the year ended December 31, 2015, an improvement of $15.4 million compared to earnings of $2.0 million for the year ended December 31, 2014. In addition, during the year ended December 31, 2014 Belmond paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million, neither of which cash outflows recurred in the year ended December 31, 2015. This improvement is offset in cash terms by the fact that the net earnings for the year ended December 31, 2014 included a loss on extinguishment of debt of $14.5 million. Additional non-cash items affecting the calculation of net cash provided by operating activities included impairments totaling $9.8 million in the year ended December 31, 2015 in relation to the goodwill of Belmond Grand Hotel Europe, Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle, compared to an impairment of $1.2 million in the year ended December 31, 2014 in relation to the property, plant and equipment of Belmond's former Great South Pacific Express train which was held in Australia and was not in service. The year ended December 31, 2015 also included a non-cash gain on disposal of $19.7 million in relation to the sale of Belmond's equity method investment in Hotel Ritz by Belmond, compared to a gain on disposal of property, plant and equipment of $4.1 million in relation to the sale of Inn at Perry Cabin by Belmond recognized in the year ended December 31, 2014.

Net earnings from continuing operations were $2.0 million for the year ended December 31, 2014, an improvement of $28.2 million compared to losses of $26.2 million for the year ended December 31, 2013. This improvement was offset in cash terms by the fact that the net earnings for the year ended December 31, 2013 included non-cash impairments of property, plant and equipment of $36.4 million at Belmond La Samanna and Belmond Grand Hotel Europe, compared to a $1.2 million non-cash impairment of property, plant and equipment for the year ended December 31, 2014 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train which are held in Australia and not in service. In the year ended December 31, 2014 there was a non-cash add-back for loss on extinguishment of debt of $14.5 million, compared to a non-cash deduction for gain on extinguishment of debt of $3.5 million in the year ended December 31, 2013. Additional non-cash items in the year ended December 31, 2014 included a deduction for gain on disposal of property, plant and equipment of $4.1 million. Furthermore, in the year ended December 31, 2014 Belmond paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million.

Investing Activities. Cash used in investing activities was $17.4 million for the year ended December 31, 2015, compared to $22.4 million for the year ended December 31, 2014 and $44.2 million for the year ended December 31, 2013.

Capital expenditure of $56.4 million during the year ended December 31, 2015 included $10.5 million at Belmond Charleston Place primarily for the hotel's rooms renovation project, $6.0 million at Belmond Safaris primarily for the renovation of Belmond Eagle Island Lodge, $5.5 million for construction of the Belmond Grand Hibernian luxury sleeper train, $4.3 million at Belmond Grand Hotel Europe primarily for the renovation of the hotel's main kitchen and new restaurant, $4.1 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory safety works, $3.5 million at Belmond Hotel Cipriani primarily for the renovation of 16 rooms in the hotel's main building, $2.9 million at Belmond Mount Nelson Hotel primarily for the renovation of banqueting and meeting rooms, $2.2 million at Belmond La Residencia primarily for a new bar and refurbishment of 12 junior suites, $2.1 million at Belmond Hotel Splendido primarily for the refurbishment of ten rooms, $2.1 million at Belmond Villa San Michele primarily for a new function facility and $2.1 million at Belmond Villa Sant' Andrea primarily to purchase an adjacent property and beach concession, with the balance being for routine capital expenditures.

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

Capital expenditure of $66.6 million during the year ended December 31, 2013 included $23.2 million at Belmond El Encanto, which reopened in March 2013 after renovation, $8.5 million at Belmond Charleston Place, $6.0 million at Belmond Copacabana Palace, $5.3 million at Belmond Grand Hotel Europe, $2.9 million at Venice Simplon-Orient-Express and $2.4 million at Belmond Miraflores Park, with the balance being for routine capital expenditures.

During the year ended December 31, 2015, disposal of Belmond's equity method investment in Hotel Ritz by Belmond resulted in net cash proceeds of $43.7 million. The disposal resulted in a gain of $19.7 million, which was recognized on completion and is reported within gain on sale from property, plant and equipment and equity method investments.

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

Increase in restricted cash was $Nil for the year ended December 31, 2015, compared to $0.5 million for the year ended December 31, 2014 and $4.7 million for the year ended December 31, 2013. Release of restricted cash was $0.5 million for the year ended December 31, 2015, compared to $11.3 million for the year ended December 31, 2014 and $8.6 million for the year ended December 31, 2013. The increase in the release of restricted cash in the year ended December 31, 2014 was driven by the repayment of the outstanding property level funded debt of Belmond with the exception of Charleston Center LLC, a consolidated VIE, which took place in March 2014. Cash deposits were previously required to be held with lending banks to support Belmond's payment of interest and principal. The reduced increase in restricted cash in the year ended December 31, 2015 is attributable to the fact that these cash deposits with lending banks are no longer required, with the exception of the debt held by Charleston Center LLC.

Financing Activities. Cash used in financing activities for the year ended December 31, 2015 was $43.8 million compared to cash used in financing activities of $10.9 million for the year ended December 31, 2014 and cash provided by financing activities of $7.0 million for the year ended December 31, 2013.

The year ended December 31, 2015 included a cash outflow of $37.6 million in relation to repurchases of Belmond's class A common stock. There were no share repurchases in the years ended December 31, 2014 and 2013.

Principal payments under long-term debt were $5.4 million in the year ended December 31, 2015, relating to scheduled amortization of existing debt.

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

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens, Porto Cupecoy, The Westcliff and Keswick Hall have been presented as discontinued operations for all periods presented. Ubud Hanging Gardens has been accounted for as a discontinued operation following an unannounced dispossession of Belmond from the hotel by the owner in November 2013. See Notes 4 and 19 to the Financial Statements.

Net cash provided by/(used in) operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities. Losses from discontinued operations were $1.5 million for the year ended December 31, 2015, compared to losses of $3.8 million for the year ended December 31, 2014 and losses of $5.3 million for the year ended December 31, 2013. The results of discontinued operations for the years ended December 31, 2015 and 2014 include legal fees of $0.6 million and $1.5 million, respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner. The results of discontinued operations for the year ended December 31, 2013 included a non-cash impairment charge of $7.0 million in relation to Ubud Hanging Gardens.

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

There were $8.7 million of capital commitments outstanding at December 31, 2015 (2014 - $15.5 million) relating to project developments and refurbishment for existing properties.

As part of the consideration for the acquisition in January 2010 of Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea, Belmond agreed to pay the vendor a further €5.0 million (equivalent to $7.1 million at date of acquisition) if, by 2015, additional rooms were constructed at Belmond Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Belmond Villa Sant’Andrea. At December 31, 2015, €4.0 million has been paid (equivalent to $5.3 million at the dates paid) as the Belmond Villa Sant'Andrea permits have been granted. The remaining contingent consideration of €1.0 million was released in December 2014 as the conditions for its payment were not met.

Indebtedness

At December 31, 2015, Belmond had $596.5 million (2014 - $620.2 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at December 31, 2015 of $582.9 million (2014 - $604.6 million) is net of the unamortized original issue discount of $1.9 million (2014 - $2.5 million) and unamortized debt issuance costs of $11.7 million (2014 - $13.1 million), both of which will be amortized through interest expense over the term of the loans.

On March 21, 2014, Belmond entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan has two tranches, a U.S. dollar tranche ($345.0 million initial amount) and a euro-denominated tranche (€150.0 million initial amount, equivalent to $207.0 million at drawdown). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche originally had an interest rate of EURIBOR plus 3.25% per annum. The euro-denominated tranche was repriced in June 2015 to a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The amounts of both tranches that were outstanding at December 31, 2015 were $339.0 million and €147.3 million (equivalent to $160.1 million at December 31, 2015).

The revolving credit facility has a maturity of five years and a margin of 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At December 31, 2015 the facility was undrawn and including other working capital facilities, the Company has $106.1 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is five years, and the weighted average interest rate is 4.28%, which incorporates derivatives used to mitigate interest rate risk. See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2015 included above comprised $97.3 million (2014 - $97.5 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five-year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At December 31, 2015, 49% of borrowings of Belmond were in floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2015:

	Contingent guarantee	Duration
December 31, 2015	$ millions

PeruRail joint venture:
Debt obligations	1.3	through May 2016
Concession performance	6.7	through May 2016
Peru hotel joint venture:
Debt obligations	19.5	through 2020

Total	27.5

Belmond has contingently guaranteed the debt obligations of the rail joint venture in Peru through May 2016. Belmond has also guaranteed the rail joint venture's contingent obligations relating to the performance of its governmental rail concessions through May 2016. In addition, Belmond has contingently guaranteed $19.5 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Contractual Obligations Summary

The following table summarizes Belmond’s (excluding joint ventures) material known contractual obligations in 2016 and later years as of December 31, 2015, excluding accounts payable and accrued liabilities:

	2016	2017-2018	2019-2020	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Total long-term debt and obligations under capital leases, before deduction of discount on secured term loan and debt issuance costs	5.3	10.6	96.8	483.8	596.5
Operating leases	8.3	17.5	15.2	65.3	106.3
Capital commitments	8.7	—	—	—	8.7
Interest payments	25.5	50.4	45.8	13.7	135.4
Pension obligations	1.9	3.8	1.0	—	6.7

	49.7	82.3	158.8	562.8	853.6

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2015, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2015, Belmond has a provision of $3.7 million in respect of its uncertain tax positions in accordance with ASC 740, Income Taxes. Belmond is unable to estimate with any certainty when, or if, these liabilities will fall due. Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

Belmond had no material off-balance sheet arrangements at December 31, 2015 other than those involving its equity investees reported in Notes 5, 6 and 24 to the Financial Statements, and those described in commitments and contingencies in Note 19.

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

In accordance with guidance, goodwill must be evaluated at least annually for impairment, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Belmond’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down to the extent of the difference. The determination of impairment incorporates various assumptions and uncertainties that Belmond believes are reasonable and supportable considering all available evidence. The determination of future cash flows of the business is based on various assumptions including future ADR and occupancy levels, operating margins and economic and market conditions. Other key assumptions include terminal capitalization rates, future growth rates and the related discount rates, which are affected by assumptions including equity yield, loan to value ratios and amortization terms and interest rates. These assumptions and uncertainties are, by their very nature, highly judgmental. If the assumptions are not met, Belmond may be required to recognize additional goodwill impairment losses.

Belmond recorded goodwill impairment charges during the year ended December 31, 2015. See Notes 2 and 8 to the Financial Statements for discussion of estimates used in calculating these charges.

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

The fair value of Belmond’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments. Where credit value adjustments exceeded 20% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been included in the Level 3 category. See Note 20 to the Financial Statements.

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

Recent Accounting Pronouncements

As of December 31, 2015, Belmond had adopted all relevant accounting guidance, as reported in Note 2 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 2 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR, and on short-term cash investments. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis.  If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant, annual net finance costs of Belmond would have increased by approximately $0.1 million based on borrowings outstanding at December 31, 2015, taking into account the 1% floor on the corporate term loan (2014 - $0.2 million).

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the euro, British pound, South African rand and Brazilian real. Some non-U.S. subsidiaries of the Company borrow in local currencies, and Belmond may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Ten of Belmond’s owned hotels in 2015 operated in European euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at December 31, 2015 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 21, there is no material potential impact on net earnings at December 31, 2015 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.

We have audited the accompanying consolidated balance sheets of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and total equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Belmond Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has changed its presentation of debt issuance costs in 2015 due to the retrospective adoption of Accounting Standards Update 2015-03, simplifying the Presentation of Debt Issuance Costs, and its presentation of deferred tax assets and deferred tax liabilities in 2015 due to the prospective adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 25, 2016

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheet

	2015	2014
December 31,	$’000	$’000

Assets
Cash and cash equivalents	135,599	135,118
Restricted cash	2,568	1,905
Accounts receivable, net of allowances of $291 and $425	27,066	30,310
Due from unconsolidated companies	12,157	15,894
Prepaid expenses and other	13,310	17,791
Inventories	25,556	30,501

Total current assets	216,256	231,519

Property, plant and equipment, net of accumulated depreciation of $343,247 and $338,438	1,078,361	1,168,757
Investments in unconsolidated companies	71,724	65,831
Goodwill	113,996	132,644
Other intangible assets	13,852	13,958
Other assets	15,286	42,514

Total assets (1)	1,509,475	1,655,223

Liabilities and Equity
Accounts payable	15,826	24,855
Accrued liabilities	71,653	68,635
Deferred revenue	32,266	30,943
Current portion of long-term debt and obligations under capital leases	5,349	5,549

Total current liabilities	125,094	129,982

Long-term debt and obligations under capital leases	577,543	599,140
Liability for pension benefit	355	2,386
Other liabilities	20,470	23,897
Deferred income taxes	123,910	134,120
Liability for uncertain tax positions	3,678	3,437

Total liabilities (1)	851,050	892,962

Commitments and contingencies (Note 19)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 101,447,557 (2014 - 103,979,577)	1,015	1,040
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2014 - 18,044,478)	181	181

Additional paid-in capital	975,419	1,000,803
Retained earnings	16,172	5,763
Accumulated other comprehensive loss	(334,542)	(246,420)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2014 - 18,044,478)	(181)	(181)
Total shareholders’ equity	658,064	761,186
Non-controlling interests	361	1,075

Total equity	658,425	762,261

Total liabilities and equity	1,509,475	1,655,223

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at December 31, 2015 and December 31, 2014 is Charleston Center LLC. These assets and liabilities at December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
	$’000	$’000

Assets
Cash and cash equivalents	2,569	2,501
Restricted cash	—	768
Accounts receivable, net of allowances of $Nil and $Nil	2,712	2,062
Prepaid expenses and other	1,232	1,342
Inventories	1,231	1,527
Total current assets	7,744	8,200

Property, plant and equipment, net of accumulated depreciation of $30,260 and $26,581	201,342	197,608
Other assets	1,566	1,009
Total assets	210,652	206,817

Liabilities
Accounts payable	3,764	3,937
Accrued liabilities	2,910	2,485
Deferred revenue	2,551	2,151
Current portion of long-term debt and obligations under capital leases	229	217
Total current liabilities	9,454	8,790

Long-term debt and obligations under capital leases	96,392	96,406
Other liabilities	16,540	15,940
Total liabilities	122,386	121,136

See further description in note 5, Variable interest entities.

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Revenue	551,385	585,715	594,081

Expenses:
Cost of services	243,609	262,603	267,891
Selling, general and administrative	206,197	219,584	227,270
Depreciation and amortization	50,513	52,004	48,740
Impairment of goodwill	9,796	—	—
Impairment of property, plant and equipment	—	1,211	36,430

Total operating costs and expenses	510,115	535,402	580,331

Gain on disposal of property, plant and equipment and equity method investments	20,275	4,128	—

Earnings from operations	61,545	54,441	13,750

(Loss)/gain on extinguishment of debt	—	(14,506)	3,517
Other income	—	1,257	—
Interest income	926	1,418	1,067
Interest expense	(32,101)	(36,767)	(34,326)
Foreign currency, net	(5,016)	2,262	1,000

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	25,354	8,105	(14,992)

Provision for income taxes	(17,041)	(15,542)	(17,628)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	8,313	(7,437)	(32,620)

Net earnings from unconsolidated companies, net of tax provision/(benefit) of $1,466, $(702) and $1,691	9,075	9,484	6,442

Earnings/(losses) from continuing operations	17,388	2,047	(26,178)

Net losses from discontinued operations, net of tax provision/(benefit) of $Nil, $713 and $(3,911)	(1,534)	(3,782)	(5,318)

Net earnings/(losses)	15,854	(1,735)	(31,496)

Net losses/(earnings) attributable to non-controlling interests	411	(145)	(63)

Net earnings/(losses) attributable to Belmond Ltd.	16,265	(1,880)	(31,559)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2015	2014	2013
Year ended December 31,	$	$	$

Basic earnings per share:
Net earnings/(losses) from continuing operations	0.17	0.02	(0.25)
Net earnings/(losses) from discontinued operations	(0.01)	(0.04)	(0.05)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.16	(0.02)	(0.31)

Diluted earnings per share:
Net earnings/(losses) from continuing operations	0.17	0.02	(0.25)
Net earnings/(losses) from discontinued operations	(0.01)	(0.04)	(0.05)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.16	(0.02)	(0.31)

Dividends per share	—	—	—

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Net earnings/(losses)	15,854	(1,735)	(31,496)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $(462) and $Nil	(88,457)	(152,155)	(14,211)
Change in fair value of derivatives, net of tax provision/(benefit) of $(352), $1,503 and $834	(522)	(188)	2,595
Change in pension liability, net of tax provision/(benefit) of $147, $(528) and $1,336	580	(1,926)	4,673
Total other comprehensive losses, net of tax	(88,399)	(154,269)	(6,943)

Total comprehensive losses	(72,545)	(156,004)	(38,439)

Comprehensive losses/(income) attributable to non-controlling interests	688	1,021	(56)

Comprehensive losses attributable to Belmond Ltd.	(71,857)	(154,983)	(38,495)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	2015	2014	2013
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net earnings/(losses)	15,854	(1,735)	(31,496)
Less: Net losses from discontinued operations, net of tax	(1,534)	(3,782)	(5,318)

Earnings/(losses) from continuing operations	17,388	2,047	(26,178)
Adjustments to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation and amortization	50,513	52,004	48,740
Impairment of goodwill	9,796	—	—
Impairment of property, plant and equipment and other assets	—	1,211	36,430
Gain on disposal of property, plant and equipment	(20,275)	(4,128)	—
Loss/(gain) on extinguishment of debt	—	14,506	(3,517)
Earnings from unconsolidated companies, net of tax	(9,075)	(9,484)	(6,442)
Amortization of debt issuance costs and discount on secured term loan	2,903	3,921	7,196
Share-based compensation	6,707	7,928	10,388
Excess share-based compensation tax benefit	—	—	(267)
Change in provisions for uncertain tax positions	279	496	(2,526)
Change in deferred income tax	(124)	(11,246)	(2,078)
Other non-cash movements	(1,076)	3,950	1,140
Effect of exchange rates on net earnings/(losses)	896	(4,518)	(3,839)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(536)	1,593	414
Due from unconsolidated companies	1,167	(2,784)	(2,414)
Prepaid expense and other	(725)	(2,500)	(1,000)
Inventories	1,962	2,251	(1,742)
Escrow and prepaid customer deposits	(1,284)	(615)	3,839
Accounts payable	(5,703)	3,178	(1,320)
Accrued liabilities	10,127	(2,059)	(3,628)
Deferred revenue	5,877	227	3,629
Other, net	(3,008)	48	407
Other cash movements:
Dividends from equity method investees	3,649	3,725	7,841
Proceeds from insurance settlements	—	887	—
Payment of key money	—	(3,000)	—
Payment of swap termination costs	—	(3,985)	—

Net cash provided by operating activities from continuing operations	69,458	53,653	65,073
Net cash (used in)/provided by operating activities from discontinued operations	(1,534)	(2,317)	1,907

Net cash provided by operating activities	67,924	51,336	66,980

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

	2015	2014	2013
Year ended December 31,	$'000	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(56,395)	(63,454)	(66,646)
Capital expenditure to acquire intangible assets	(714)	(269)	—
Investments in unconsolidated companies	(4,061)	(4,082)	(5,532)
Increase in restricted cash	—	(526)	(4,705)
Release of restricted cash	519	11,324	8,580
Change in deferred revenue for asset sale deposits	(500)	(3,500)	4,000
Government grants received	—	—	1,043
Proceeds from insurance settlements	—	297	—
Proceeds from sale of property, plant and equipment and equity method investments	43,742	37,842	291

Net cash used in investing activities from continuing operations	(17,409)	(22,368)	(62,969)
Net cash provided by investing activities from discontinued operations	—	—	18,812

Net cash used in investing activities	(17,409)	(22,368)	(44,157)

Cash flows from financing activities:
Proceeds from working capital facilities	—	—	133
Payments on working capital facilities	—	(133)	—
Repurchase of shares	(37,565)	—	—
Exercised stock options and vested share awards	35	19	7
Excess share-based compensation tax benefit	—	—	267
Dividend to non-controlling interest	(20)	—	—
Issuance of long-term debt	—	572,046	135,388
Debt issuance costs	(856)	(17,798)	(4,305)
Principal payments under long-term debt	(5,432)	(565,051)	(124,444)

Net cash (used in)/provided by financing activities from continuing operations	(43,838)	(10,917)	7,046
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(43,838)	(10,917)	7,046

Effect of exchange rate changes on cash and cash equivalents	(6,196)	(6,486)	302

Net increase in cash and cash equivalents	481	11,565	30,171

Cash and cash equivalents at beginning of period (includes $Nil, $394 and $538 of cash presented within assets held for sale)	135,118	123,553	93,382

Cash and cash equivalents at end of period (includes $Nil, $Nil and $394 of cash presented within assets held for sale)	135,599	135,118	123,553

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2013	—	1,029	181	982,106	39,202	(86,381)	(181)	2,367	938,323
Issuance of class A common shares in public offering, net of issuance costs	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	10,754	—	—	—	—	10,754
Exercised stock options and vested share awards	—	7	—	—	—	—	—	—	7
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(31,559)	—	—	63	(31,496)
Other comprehensive loss	—	—	—	—	—	(6,936)	—	(7)	(6,943)

Balance, December 31, 2013	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	7,928	—	—	—	—	7,928
Exercised stock options and vested share awards	—	4	—	15	—	—	—	—	19
Dividend to non-controlling interest	—	—	—	—	—	—	—	(327)	(327)
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(1,880)	—	—	145	(1,735)
Other comprehensive loss	—	—	—	—	—	(153,103)	—	(1,166)	(154,269)

Balance at December 31, 2014	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	6,707	—	—	—	—	6,707
Exercised stock options and vested share awards	—	8	—	27	—	—	—	—	35
Repurchase of shares	—	(33)	—	(32,118)	(5,856)	—	—	—	(38,007)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(26)	(26)
Comprehensive loss:
Net earnings attributable to common shares	—	—	—	—	16,265	—	—	(411)	15,854
Other comprehensive loss	—	—	—	—	—	(88,122)	—	(277)	(88,399)

Balance at December 31, 2015	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425

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

At December 31, 2015, Belmond owned, invested in or managed 34 deluxe hotels and resort properties operating in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

When determining the fair value of a reporting unit, Belmond is required to make significant judgments that Belmond believes are reasonable and supportable considering all available internal and external evidence at the time. However, these estimates and assumptions are, by their nature, highly judgmental. Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of Belmond’s routine, long-term planning process, available industry/market data (to the extent available), Belmond’s strategic plans, estimates of long-term growth rates taking into account Belmond’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 2.7% to 7.4% (December 31, 2014 - 3.2% to 7.8%), and pre-tax discount rates which for the year ended December 31, 2015 range from 8.3% to 16.9% (December 31, 2014 - 9.2% to 17.3%).

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

Derivatives are recorded in the consolidated balance sheets at fair value. The fair value of Belmond’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments. The valuation process for the derivatives uses observable market data provided by third-party sources. Interest rate swaps are valued by using yield curves derived from observable interest rates to project future swap cash flows and then these cash flows are discounted back to present values. Interest rate caps are valued using a model that projects the probability of various levels of interest rates occurring in the future using observable volatilities.

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

Belmond is exposed to interest rate risk on its floating rate debt and management uses derivatives to manage the impact of interest rate changes on earnings and cash flows. Belmond’s objective in using interest rate derivatives is to add certainty and stability to its interest expense. To accomplish this objective, Belmond primarily uses interest rate swaps as part of its interest rate risk management strategy. These swaps effectively convert the floating rate interest payments on a portion of the outstanding debt into fixed payments.

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

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $40,381,000 in 2015 (2014 - $42,251,000; 2013 - $40,612,000).

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

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases. Deferred taxes are measured at enacted statutory rates and are adjusted in the period enacted rates change. Prior to 2015, classification of deferred tax assets and liabilities corresponded with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. In 2015 Belmond adopted new guidance whereby all deferred tax assets and liabilities are classified as non-current. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

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

Accounting pronouncements adopted during the year

In April 2014, the FASB issued guidance that amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions. The revised guidance changes how entities identify and disclose information about disposal transactions. The guidance is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this guidance did not have a material effect on Belmond's consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not otherwise affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. Belmond has adopted this guidance as of December 31, 2015 and debt issuance costs previously included in Other assets on the consolidated balance sheets have been reclassified accordingly. Debt issuance costs included in Long-term debt on the consolidated balance sheets were $11,701,000 at December 31, 2015 (December 31, 2014 - $13,095,000).

In November 2015, the FASB issued new guidance which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as non-current in a classified balance sheet, in a simplification of the current guidance which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. Belmond has adopted this guidance as of December 31, 2015. Prior periods were not retrospectively adjusted.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to apply to annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. Belmond is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

In February 2015, the FASB issued new guidance which amends consolidation requirements and changes the analysis required in relation to variable interest entities and whether or not these entities should be consolidated, particularly considerations regarding limited partnerships, fees paid to decision makers or service providers, related parties and whether equity holders have power over the entity. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. Belmond does not expect the adoption of this guidance to have a material effect on its consolidated financial position, results of operations and cash flows.

3.    Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

Year ended December 31,	2015	2014	2013

Numerator ($'000)
Net earnings/(losses) from continuing operations	17,388	2,047	(26,178)
Net earnings/(losses) from discontinued operations	(1,534)	(3,782)	(5,318)
Net losses/(earnings) attributable to non-controlling interests	411	(145)	(63)

Net earnings/(losses) attributable to Belmond Ltd.	16,265	(1,880)	(31,559)

Denominator (shares '000)
Basic weighted average shares outstanding	103,163	103,837	103,226
Effect of dilution	1,193	2,291	—

Diluted weighted average shares outstanding	104,356	106,128	103,226

	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.169	0.020	(0.254)
Net earnings/(losses) from discontinued operations	(0.015)	(0.036)	(0.052)
Net losses/(earnings) attributable to non-controlling interests	0.004	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.158	(0.017)	(0.307)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.167	0.019	(0.254)
Net earnings/(losses) from discontinued operations	(0.015)	(0.036)	(0.052)
Net losses/(earnings) attributable to non-controlling interests	0.004	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.156	(0.018)	(0.307)

For the year ended December 31, 2013, all share options and share-based awards were excluded from the calculation of the diluted weighted average number of shares because Belmond incurred a net loss from continuing operations in that annual period and the effect of their inclusion would be anti-dilutive.

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2015	2014	2013

Share options	1,441,972	810,500	3,058,300
Share-based awards	—	—	1,481,827

Total	1,441,972	810,500	4,540,127

The number of share options and share-based awards unexercised at December 31, 2015 was 3,950,794 (2014 - 5,157,292; 2013 - 4,540,127).

4.    Assets held for sale and discontinued operations

At December 31, 2015 and 2014, no properties were classified as held for sale.

For the years ended December 31, 2015, 2014 and 2013, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

During the year ended December 31, 2014, a sale was completed on one condominium relating to Porto Cupecoy which was excluded from the January 2013 disposal of the Porto Cupecoy development on the Dutch side of St Martin as it was already under a separate sales contract at the time. During the year ended December 31, 2014, Inn at Perry Cabin by Belmond, St Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations. During the year ended December 31, 2013, Porto Cupecoy was sold.

(a)    Properties sold: Inn at Perry Cabin by Belmond and Porto Cupecoy

On March 21, 2014, Belmond completed the sale of the property and operations of Inn at Perry Cabin by Belmond for consideration of $39,700,000, of which $25,680,000 was paid in cash, $11,020,000 was settled directly with the lender to repay the debt facility secured by the property. In addition, $3,000,000 was a key money contribution from Belmond to the buyer to be used for agreed capital enhancements. Belmond will continue to operate the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. The disposal resulted in a gain of $6,704,000, of which $3,704,000 was recognized on completion on March 21, 2014 and $3,000,000 was deferred to be recognized over the initial period of the management agreement. The gain on sale of $3,704,000 recognized on March 21, 2014 and the subsequent release of the deferred gain is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations.

On January 31, 2013, Belmond completed the sale of the property and operations of Porto Cupecoy for cash consideration of $19,000,000. The property was a part of Belmond’s former real estate segment. The disposal resulted in a gain of $439,000, which is reported within net losses from discontinued operations, net of tax.

The following is a summary of net assets sold and the gain recorded on sale for Inn at Perry Cabin by Belmond and Porto Cupecoy:

Year ended December 31,	2014	2013
	Inn at Perry Cabin by Belmond	Porto Cupecoy
	March 21, 2014	January 31, 2013
	$'000	$'000

Property, plant & equipment	32,293	38
Real estate assets	—	18,512
Net working capital (deficit)/surplus	(820)	—
Net assets	31,473	18,550
Transfer of foreign currency translation loss/(gain)	—	—
	31,473	18,550
Consideration:
Cash	25,680	19,000
Reduction in debt facility on sale of hotel	11,020	—
Key money retained by buyer	3,000	—
Less: Working capital adjustment	(1,130)	(11)
Less: Costs to sell	(393)	—
	38,177	18,989

Gain on sale	6,704	439

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following the owner's unannounced dispossession of Belmond from the hotel in November 2013, however, Belmond was unable to continue to operate the hotel. Belmond believed that the owner's actions were unlawful and constituted a wrongful dispossession and has pursued its legal remedies under the lease. See Note 19. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Revenue and residual costs relating to the sale of Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized results of the properties classified as discontinued operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year ended December 31, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(636)	(898)	(1,534)

Losses before tax	(636)	(898)	(1,534)

Net losses from discontinued operations	(636)	(898)	(1,534)

	Year ended December 31, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(1,486)	(1,583)	(3,069)

Losses before tax	(1,486)	(1,583)	(3,069)
Tax provision	(713)	—	(713)

Net losses from discontinued operations	(2,199)	(1,583)	(3,782)

	Year ended December 31, 2013
	Ubud Hanging Gardens	Porto Cupecoy	The Westcliff	Keswick Hall	Total
	$'000	$'000	$'000	$'000	$'000

Revenue	5,124	1,932	—	—	7,056

Earnings/(losses) before tax, gain on sale and impairment	591	(3,228)	—	—	(2,637)
Impairment	(7,031)	—	—	—	(7,031)
Gain on sale	—	439	—	—	439

Losses before tax	(6,440)	(2,789)	—	—	(9,229)
Tax benefit	1,838	—	1,425	648	3,911

Net (losses)/earnings from discontinued operations	(4,602)	(2,789)	1,425	648	(5,318)

The results of discontinued operations for the years ended December 31, 2015 and 2014 include legal fees of $636,000 and $1,486,000, respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the owner's unannounced dispossession of Belmond in November 2013. As Belmond is unable to operate the hotel for the foreseeable future, a non-cash impairment charge of $7,031,000 was identified and recorded in the year ended December 31, 2013. The carrying values of long-lived assets were written down to a fair value of $Nil. See Note 19.

The results of discontinued operations for the year ended December 31, 2013 include tax credits of $1,425,000 in relation to The Westcliff and $648,000 in relation to Keswick Hall, which were sold in December and January 2012, respectively. These tax credits arose following the submission of prior year tax returns in the current period.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond Ltd are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can only be used to settle obligations of Charleston Center LLC totaled $210,652,000 at December 31, 2015 (December 31, 2014 - $206,817,000) and exclude goodwill of $40,395,000 (December 31, 2014 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $122,386,000 (December 31, 2014 - $121,136,000).

All deferred taxes attributable to Belmond’s investment in the LLC arise at the investor level and are therefore not included in the footnote to the consolidated balance sheets.

(b)    VIEs of which Belmond is not the primary beneficiary

Belmond holds a 25% equity investment in Eastern and Oriental Express Ltd., which operates the Eastern & Oriental Express luxury tourist train in Southeast Asia. Belmond concluded that the Eastern & Oriental Express joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. The joint venture does not have a primary beneficiary because no one party has the power to direct the activities that most significantly impact the economic performance of the entity. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of consolidated operations.

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	2015	2014	2015	2014
December 31,	$’000	$’000	$’000	$’000

Investment	2,972	3,251	2,972	3,251
Due from unconsolidated company	4,872	5,227	4,872	5,227
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	7,844	8,478	7,844	8,478

(c) Former VIEs

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

Previously, Belmond had guaranteed certain debt obligations of the joint venture. The guaranteed debt was repaid with non-guaranteed debt in the year ended December 31, 2015. Belmond concluded that this constituted a change in the design of the entity and reconsidered its initial determination of the entity’s VIE status. Belmond concluded that the joint venture now qualifies for the scope exceptions contained within U.S. GAAP to be excluded from consideration under the VIE guidance.

The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of consolidated operations.

6.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at December 31, 2015, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, Belmond acquired 50% of a company holding real estate in Buzios, Brazil for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the compulsory purchase of the land by the municipality in exchange for a payment of fair compensation to the owners. In April 2011, the State of Rio de Janeiro declared the land an area of public interest, with the intention that it will become part of an environmental park that is being created in the area. The compulsory purchase of the land is therefore expected to be carried out by the State of Rio de Janeiro unless it fails to take action by April 18, 2016 at which point the land is expected to revert unencumbered to the real estate holding company. Belmond expects to recover its investment in the project either through negotiations with or litigation against the State of Rio de Janeiro or through a reversion of the land due to the failure of the State of Rio de Janeiro to act by April 18, 2016.

On May 21, 2015, Belmond sold its 50% ownership in Hotel Ritz by Belmond, Madrid, Spain. Belmond and its joint venture partner sold the shares in the entity that owns the hotel for gross proceeds of €130,000,000 ($144,529,000 at date of sale). As a condition of the sale, Belmond’s management contract with Hotel Ritz by Belmond was terminated, resulting in the receipt of a termination fee of $2,292,000.

The following table shows the net proceeds to Belmond and a summary of net assets sold, resulting in a gain of $19,676,000 that is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations:

Hotel Ritz by Belmond
May 21, 2015
$'000

Receivables due from unconsolidated companies	29,679
Investments in unconsolidated companies	—
Net assets sold	29,679
Transfer of foreign currency translation gain	(5,613)
24,066

Consideration:
Cash	42,197
Less: Costs to sell	(747)
Plus: Management contract termination fee	2,292
43,742

Gain on sale	19,676

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	2015	2014
December 31,	$’000	$’000

Current assets	59,372	52,289

Property, plant and equipment, net of accumulated depreciation	207,469	340,546
Other non-current assets	30,643	36,249
Non-current assets	238,112	376,795

Total assets	297,484	429,084

Current liabilities, including $19,171 and $96,824 current portion of third-party debt	86,092	157,273

Long-term debt	48,681	25,346
Other non-current liabilities	26,540	125,210
Non-current liabilities	75,221	150,556

Total shareholders’ equity	136,171	121,255

Total liabilities and shareholders’ equity	297,484	429,084

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Revenue	160,614	172,793	168,839

Gross profit[1]	104,708	105,333	91,357

Net earnings[2]	17,723	19,622	13,549
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

There are contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at December 31, 2015, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2020, $19,500,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed $1,300,000 of the debt obligations of the rail joint venture in Peru through May 2016. Belmond has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,676,000, through May 2016.

At December 31, 2014, Belmond guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the year ended December 31, 2015. See Note 5.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2015	2014
December 31,	$’000	$’000

Land and buildings	994,382	1,069,846
Machinery and equipment	182,510	194,155
Furniture, fixtures and equipment	225,943	224,270
River cruise ship and canal boats	18,773	18,924

	1,421,608	1,507,195
Less: Accumulated depreciation	(343,247)	(338,438)

Total property, plant and equipment, net of accumulated depreciation	1,078,361	1,168,757

The depreciation charge on property, plant and equipment of continuing operations for the year ended December 31, 2015 was $49,982,000 (2014 - $51,629,000; 2013 - $48,346,000).

The table above includes the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $201,342,000 (2014 - $197,608,000). See Note 5.

For the year ended December 31, 2015, Belmond capitalized interest in the amount of $Nil (2014 - Nil; 2013 - $1,088,000). All amounts capitalized were recorded in property, plant and equipment.

In the three months ended December 31, 2015, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of Belmond Northern Belle's fixed assets may not be recoverable. Under the first step of the fixed assets impairment test, the sum of the undiscounted cash flows expected to result from the operations of Belmond Northern Belle was approximately 10% in excess of its carrying value. Factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the reporting unit include the future operating projections of the train, particularly passenger numbers and ticket prices, and any deterioration in the U.K. regional economy.

In the year ended December 31, 2014, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $1,211,000 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which are held in Australia and not in service.

In the year ended December 31, 2013, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $1,029,000 in respect of Ubud Hanging Gardens. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2015, 2014 and 2013. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2015 and 2014. See Note 4.

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

8.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	Beginning balance at January 1, 2015					Ending balance at December 31, 2015
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2015	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	71,292	(10,104)	61,188	(4,098)	(7,029)	64,263	(14,202)	50,061
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	21,705	(8,113)	13,592	(5,036)	(1,730)	19,975	(13,149)	6,826
Owned trains and cruises	7,873	—	7,873	(662)	(93)	7,780	(662)	7,118

Total	166,971	(34,327)	132,644	(9,796)	(8,852)	158,119	(44,123)	113,996

	Beginning balance at January 1, 2014					Ending balance at December 31, 2014
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2014	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	87,885	(10,104)	77,781	—	(16,593)	71,292	(10,104)	61,188
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	29,220	(8,113)	21,107	—	(7,515)	21,705	(8,113)	13,592
Owned trains and cruises	8,037	—	8,037	—	(164)	7,873	—	7,873

Total	191,243	(34,327)	156,916	—	(24,272)	166,971	(34,327)	132,644

Belmond's annual impairment test date is October 1. During the nine months ended September 30, 2015, Belmond determined that there were indicators that the goodwill balance at the below reporting units should be tested for potential impairment. In each case the first step of the impairment test to compare the fair value of a reporting unit to its carrying value, including goodwill, indicated that their goodwill balances may be impaired. The fair value of a reporting unit is determined using internally developed discounted future cash flow models, which include input from external valuation experts to provide discount and long term growth rates. The second step of the impairment assessment to determine the amount of any potential impairment loss was performed and the following non-cash goodwill impairment charges were identified and recorded in the nine months ended September 30, 2015:

•
An impairment charge of $4,098,000 at Belmond Grand Hotel Europe. Belmond determined that this impairment was triggered by the deterioration of the Russian economic environment which commenced in the second half of 2014 and failed to improve significantly in 2015 under economic sanctions. The continued sanctions and lack of economic recovery led management to reconsider its estimates for future profitability of the business, including future growth in ADR and occupancy rates and the related discount rates.

•
An impairment charge of $3,581,000 at Belmond Jimbaran Puri. Belmond determined that this impairment was triggered by declining performance over a number of periods, caused in part by the stronger U.S. dollar and increased relative expense of the region for European travelers in particular. Further weakness in performance that continued into the peak season in the second quarter led management to reconsider its estimates for future profitability of the business, including future growth in ADR and occupancy rates and the related discount rates.

•
An impairment charge of $1,455,000 at Belmond La Résidence Phou Vao. Belmond determined that this impairment was triggered by the declining popularity of the destination, increased relative expense of the region for European travelers as well as increased competition from smaller independent operators. After a weak winter period, the improvement in performance in 2015 was not as strong as expected, leading management to reconsider its estimates for future profitability of the business, including future growth in ADR and occupancy rates and the related discount rates.

•
An impairment charge of $662,000 at Belmond Northern Belle. Belmond determined that this impairment was triggered by declining performance caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. Continued softness in passenger numbers over the key summer period led management to reconsider its estimates for future profitability of the business, including future growth in ticket prices and passenger numbers and the related discount rates.

No further impairments were identified from the annual impairment tests performed in the three months ended December 31, 2015.

As the factors described above still existed in the three months ended December 31, 2015, the goodwill at Belmond Grand Hotel Europe was tested for potential further impairment using updated cash flow projections and carrying values during the three months ended December 31, 2015. The first step of the impairment process indicated that the fair value had increased from that used in the calculation at June 30, 2015 and therefore no further impairment was required. Goodwill assigned to this reporting unit was $7,656,000 at December 31, 2015. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit, and therefore lead to a future impairment of the goodwill, include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, economic sanctions and the timing and extent of recovery in the Russian economy.

In the three months ended December 31, 2015, Belmond considered whether the increased relative expense of the region indicated that it was more likely than not that the fair value of Belmond La Résidence d’Angkor was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of Belmond La Résidence d’Angkor was approximately 24% in excess of its carrying value. Belmond La Résidence d’Angkor had a goodwill balance of $1,548,000 at December 31, 2015. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability in the region or changes in future travel patterns or local competitive supply.

There were no impairments to goodwill for the year ended December 31, 2014.

During the year ended December 31, 2013, Belmond identified a non-cash goodwill impairment of $3,187,000 at Ubud Hanging Gardens. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2015, 2014 and 2013. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2015 and 2014. See Note 4.

9.    Other intangible assets

Other intangible assets consist of the following as of December 31, 2015 and 2014:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2014	8,660	1,723	7,100	17,483
Additions	—	269	—	269
Impairment	—	—	—	—
Foreign currency translation adjustment	(74)	(104)	—	(178)

Balance at December 31, 2014	8,586	1,888	7,100	17,574

Additions	714	—	—	714
Impairment	—	—	—	—
Foreign currency translation adjustment	(807)	(97)	—	(904)

Balance at December 31, 2015	8,493	1,791	7,100	17,384

Accumulated amortization:
Balance at January 1, 2014	2,268	1,063		3,331
Charge for the year	241	134		375
Foreign currency translation adjustment	(23)	(67)		(90)

Balance at December 31, 2014	2,486	1,130		3,616

Charge for the year	341	190		531
Foreign currency translation adjustment	(555)	(60)		(615)

Balance at December 31, 2015	2,272	1,260		3,532

Net book value:
December 31, 2013	6,392	660	7,100	14,152

December 31, 2014	6,100	758	7,100	13,958

December 31, 2015	6,221	531	7,100	13,852

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Favorable lease asset additions of $714,000 relate to a concession obtained by Belmond Villa Sant'Andrea in Sicily, Italy to operate a portion of beach adjacent to the hotel.

In the year ended December 31, 2015 and 2014, no impairments of other intangible assets were recognized. The trade name at Belmond Grand Hotel Europe was tested for impairment as of October 1, 2015. Under the first step of the impairment test, the fair value of the Belmond Grand Hotel Europe trade name was approximately 28% in excess of its carrying value. Belmond Grand

Hotel Europe had a trade name balance of $7,100,000 at December 31, 2015. See Note 8 for discussion of factors that could reasonably be expected to potentially have an adverse effect on the fair value of the trade name.

An impairment of $2,815,000 was recognized for the year ended December 31, 2013. The intangible lease assets of Ubud Hanging Gardens were written down to $Nil. This impairment was recorded in discontinued operations, as the results of operations of this hotel have been presented as discontinued operations for the years ended December 31, 2015, 2014 and 2013. Its assets and liabilities, however, are not accounted for as held for sale at December 31, 2015 and 2014. See Note 4. There were no impairments of intangible assets in continuing operations in the years ended December 31, 2013.

Amortization expense from continuing operations for the year ended December 31, 2015 was $531,000 (2014 - $375,000; 2013 - $394,000). Estimated amortization expense for each of the years ending December 31, 2016 to December 31, 2020 is approximately $531,000.

10.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2015	2014
December 31,	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of four to 13 years (2014 - five to 14 years), with a weighted average interest rate of 4.28% (2014 - 4.35%)	596,428	620,106
Obligations under capital lease	59	129

Total long-term debt and obligations under capital leases	596,487	620,235

Less: Current portion	5,349	5,549
Less: Discount on secured term loan	1,894	2,451
Less: Debt issuance costs	11,701	13,095

Non-current portion of long-term debt and obligations under capital lease	577,543	599,140

On March 21, 2014, Belmond entered into a $551,955,000 secured term loan and a $105,000,000 revolving credit facility, the proceeds of which were used to repay all of the outstanding funded debt of Belmond apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan has two tranches, a U.S. dollar tranche ($345,000,000 initial amount) and a euro-denominated tranche (€150,000,000 initial amount, equivalent to $206,955,000 at drawdown). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche originally had an interest rate of EURIBOR plus 3.25% per annum. The euro-denominated tranche was repriced in June 2015 to a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in 2021 and the annual mandatory amortization is 1% of the principal amount.
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

In August 2014, Charleston Center LLC refinanced a secured loan of $83,200,000 with a new $86,000,000 loan secured on its real and personal property. The loan matures in 2019 and bears interest at a rate of LIBOR plus 2.12% per annum. This loan has no amortization and is non-recourse to Belmond.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at December 31, 2015:

Year ended December 31,	$’000

2016	5,349
2017	5,337
2018	5,338
2019	91,349
2020	5,364
2021 and thereafter	483,750

Total long-term debt and obligations under capital lease	596,487

The Company has guaranteed $499,100,000 of the long-term debt of its subsidiary companies as at December 31, 2015 (2014 -$522,561,000).

The tables above include the debt of Charleston Center LLC of $97,328,000 at December 31, 2015 (2014 - $97,545,000). The debt is non-recourse to Belmond and includes $86,000,000 which was refinanced in August 2014 and a 1984 development loan from a public agency in the principal amount of $10,000,000 on which interest of $16,540,000 has accrued (2014 - $15,940,000). These amounts are included in the liabilities of Charleston Center LLC (see Note 5). The development loan matures in 2028 and during its term provides for the lenders to receive 15% of the “net proceeds” (as defined in the applicable loan agreement) from any sale or refinancing of the property (other than a refinancing of the $86,000,000 first mortgage loan).

Debt issuance costs related to the above outstanding long-term debt were $11,701,000 at December 31, 2015 (2014 - $13,095,000), including $707,000 at December 31, 2015 (2014 - $922,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)    Revolving credit and working capital facilities

Belmond had approximately $106,082,000 of revolving credit and working capital facilities at December 31, 2015 (2014 - $107,004,000) of which $106,082,000 was available (2014 - $101,486,000).

11.    Other liabilities

The major balances in other liabilities are as follows:

	2015	2014
December 31,	$’000	$’000

Interest rate swaps (see Note 21)	1,733	618
Long-term accrued interest on subordinated debt at Belmond Charleston Place	16,540	15,940
Deferred gain on sale of Inn at Perry Cabin by Belmond (see Note 4)	1,950	2,550
Deferred lease incentive	247	315
Accrued income tax	—	2,118
Withholding tax provision classified as interest	—	2,356

Total other liabilities	20,470	23,897

12.    Pensions

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2015	2014	2013
Year ended December 31,	%	%	%

Discount rate	3.70	4.50	4.50
Expected long-term rate of return on plan assets	4.10	4.80	4.70

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2015	2014
December 31,	%	%

Discount rate	3.85	3.70

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the benefit obligations arise.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2015 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of Belmond’s pension plan assets at December 31, 2015 and 2014 by asset category is as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2015	$’000	$’000	$’000	$’000

Cash	1,101	1,101	—	—
Equity securities:
U.K. managed funds	5,509	5,509	—	—
Overseas managed funds	4,999	4,999	—	—
Fixed income securities:
U.K. government bonds	860	860	—	—
Corporate bonds	5,847	5,847	—	—
Other types of investments:
Quoted hedge funds	3,860	3,860	—	—
Annuities	2,026	—	—	2,026

	24,202	22,176	—	2,026

	Total	Level 1	Level 2	Level 3
December 31, 2014	$’000	$’000	$’000	$’000

Cash	744	744	—	—
Equity securities:
U.K. managed funds	6,087	6,087	—	—
Overseas managed funds	5,524	5,524	—	—
Fixed income securities:
U.K. government bonds	1,830	1,830	—	—
Corporate bonds	5,745	5,745	—	—
Other types of investments:
Quoted hedge funds	2,852	2,852	—	—
Annuities	2,186	—	—	2,186

	24,968	22,782	—	2,186

Reconciliations of fair value measurements using significant unobservable inputs (Level 3) at December 31, 2015 and 2014 are as follows:

	Annuities	Total
Year ended December 31, 2015	$’000	$’000

Beginning balance at January 1, 2015	2,186	2,186
Foreign exchange	(112)	(112)
Actual return on plan assets:
Assets still held at the reporting date	25	25
Purchases, sales and settlements, net	(73)	(73)
Transfers into or out of Level 3	—	—

Ending balance at December 31, 2015	2,026	2,026

	Annuities	Total
Year ended December 31, 2014	$’000	$’000

Beginning balance at January 1, 2014	2,045	2,045
Foreign exchange	(123)	(123)
Actual return on plan assets:
Assets still held at the reporting date	339	339
Purchases, sales and settlements, net	(75)	(75)
Transfers into or out of Level 3	—	—

Ending balance at December 31, 2014	2,186	2,186

The allocation of the assets was in compliance with the target allocation set out in the plan investment policy, the principal objectives of which are to deliver returns above those of government and corporate bonds and to minimize the cost of providing pension benefits.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	27,353	24,768	27,927
Service cost	—	—	—
Interest cost	984	1,092	1,200
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Actuarial (gain)/loss	(702)	3,680	(4,093)
Benefits paid	(1,723)	(468)	(573)
Curtailment gain	—	—	—
Settlement	—	—	—
Foreign currency translation	(1,356)	(1,719)	307

Benefit obligation at end of year	24,556	27,353	24,768

Change in plan assets:
Fair value of plan assets at beginning of year	24,968	23,162	19,652
Actual return on plan assets	309	1,821	1,665
Employer contributions	1,946	2,025	1,880
Plan participants’ contributions	—	—	—
Net transfer in	—	—	—
Benefits paid	(1,723)	(468)	(573)
Settlement	—	—	—
Foreign currency translation	(1,298)	(1,572)	538

Fair value of plan assets at end of year	24,202	24,968	23,162

Funded status at end of year	(354)	(2,385)	(1,606)

Net actuarial loss/(gain) recognized in other comprehensive loss	(727)	2,449	(5,673)

Amounts recognized in the consolidated balance sheets consist of the following:

	2015	2014
December 31,	$’000	$’000

Non-current assets	—	—

Current liabilities	—	—

Non-current liabilities	354	2,385

Amounts recognized in accumulated other comprehensive loss consist of the following:

	2015	2014
December 31,	$’000	$’000

Net loss	(9,934)	(10,661)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in other comprehensive loss	(9,934)	(10,661)

The following table details certain information with respect to Belmond’s U.K. defined benefit pension plan:

	2015	2014
Year ended December 31,	$’000	$’000

Projected benefit obligation	24,556	27,353

Accumulated benefit obligation	24,556	27,353

Fair value of plan assets	24,202	24,968

Components of net periodic benefit cost are as follows:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	984	1,092	1,200
Expected return on assets	(1,034)	(1,139)	(926)
Net amortization and deferrals	750	550	930

Net periodic benefit cost	700	503	1,204

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,883,000 at December 31, 2015) annually until the plan is fully funded, which based on its December 2012 actuarial assessment is projected to occur in 2017. Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond Ltd. guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $12,136,000 at December 31, 2015), which reduces commensurately with every payment made to the plan since December 31, 2012.

The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2016	490
2017	583
2018	475
2019	675
2020	528
Next five years	4,589

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $669,000.

Certain employees of Belmond were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,199	2,527	2,542

13.    Income taxes

The Company is incorporated in Bermuda and migrated its tax residence to the United Kingdom on April 1, 2015. Belmond’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions where the tax benefit is not recognized.

The income tax provision is attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, and is impacted by the effect of valuation allowances and uncertain tax positions. The income tax provision is also affected by certain items that may occur in any given year, but are not consistent from year to year. Items which had the most significant impact on the tax rate was the disposal of Hotel Ritz by Belmond during the year ended December 31, 2015. The disposal of Hotel Ritz by Belmond generated an accounting profit on disposal of $19,676,000, but a taxable loss of $39,865,000. A valuation allowance of $11,162,000 has been provided in respect of the taxable loss.

The provision for income taxes consists of the following:

		Provision for income taxes
Year ended December 31, 2015	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(18,965)	1,585	(2,262)	(677)
Bermuda	(4,315)	—	—	—
United States	1,439	1,310	1,698	3,008
Brazil	10,380	2,768	760	3,528
Italy	17,351	4,006	(824)	3,182
Peru	12,078	3,154	(677)	2,477
Rest of the world	7,386	4,341	1,182	5,523

	25,354	17,164	(123)	17,041

		Provision for income taxes
Year ended December 31, 2014	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(3,476)	535	(1,279)	(744)
Bermuda	(25,702)	—	—	—
United States	312	1,867	(193)	1,674
Brazil	21,275	7,872	(447)	7,425
Italy	9,572	6,752	(1,738)	5,014
Peru	9,505	3,923	(1,652)	2,271
Rest of the world	(3,381)	5,540	(5,638)	(98)

	8,105	26,489	(10,947)	15,542

		Provision for income taxes
Year ended December 31, 2013	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	1,616	(410)	(402)	(812)
Bermuda	(17,696)	—	—	—
United States	(3,955)	(369)	100	(269)
Brazil	13,912	6,598	(3,791)	2,807
Italy	20,313	4,753	4,390	9,143
Peru	8,670	3,361	(671)	2,690
Rest of the world	(37,852)	3,236	833	4,069

	(14,992)	17,169	459	17,628

The reconciliation of earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2015	2014	2013
Year ended December 31,	$'000	$'000	$'000

Earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax	25,354	8,105	(14,992)

Tax charge at statutory tax rate of 15%, Nil% and Nil% (1)	3,803	—	—

Exchange rate movements on deferred tax	(1,912)	(3,680)	(3,207)
Notional interest deductions	(1,867)	(1,622)	(1,075)
Imputed cross border charges	716	—	—
Disallowable goodwill impairment charges	2,198	—	—
Other permanent disallowable expenditure/(income)	5,762	2,566	1,749
Unrecognized tax loss generated on disposal of Hotel Ritz by Belmond	(16,029)	—	—
Change in valuation allowance	16,320	4,573	13,015
Difference in taxation rates	12,948	15,089	7,353
Change in provisions for uncertain tax positions	279	545	(1,788)
Change in tax rates (2)	(5,121)	(2,081)	(276)
Deferred tax charge for derivatives	—	—	2,119
Other	(56)	152	(262)

Provision for income taxes	17,041	15,542	17,628

(1) The Company migrated its tax residence to the United Kingdom on April 1, 2015, which has a statutory tax rate of 20%. Prior to that date, the Company was tax resident in Bermuda, which does not impose an income tax. The statutory tax rate of 15% represents the average statutory tax rate in the U.K. and Bermuda for 9 and 3 months, respectively, during the year ended December 31, 2015.

(2) At December 31, 2015, future tax rate reductions in Italy and U.K. were enacted. The U.K. statutory tax rate was reduced to 19% from April 1, 2017 and 18% from April 1, 2020. In Italy, the corporate income tax (IRES) rate in respect of the year ended December 31, 2017, and subsequent periods, was reduced from 27.5% to 24%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following summarizes Belmond’s net deferred tax assets and liabilities:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	89,513	111,779	122,500
Pensions	63	477	321
Share-based compensation	2,978	3,872	3,146
Trademarks	—	—	5,075
Other	8,952	11,559	9,173
Less: Valuation allowance	(69,928)	(91,462)	(110,780)

Net deferred tax assets	31,578	36,225	29,435

Other	(7,427)	(6,138)	(7,962)
Property, plant and equipment	(147,265)	(162,625)	(183,174)

Deferred tax liabilities	(154,692)	(168,763)	(191,136)

Net deferred tax liabilities	(123,114)	(132,538)	(161,701)

The Company early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the net current deferred liability to the net non-current deferred tax liability in the consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

In the prior period balance sheet, current deferred tax assets are included in Prepaid expenses and other and current deferred tax liabilities are included in Accrued liabilities on the face of the consolidated balance sheets. Non-current deferred income taxes are presented separately on the face of the consolidated balance sheets for all periods.

The gross amount of tax loss carry-forwards is $354,717,000 at December 31, 2015 (2014 - $392,971,000). Of this amount, $13,432,000 will expire within the five years ending December 31, 2020 and a further $75,446,000 will expire in the five years ending December 31, 2025. The remaining losses of $265,839,000 will expire after December 31, 2025 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

A deferred tax liability of $541,000 (2014 - $453,000) has been recognized in respect of income taxes and foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of the investments in foreign joint ventures. Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The cumulative amount of such unremitted earnings is approximately $1,267,000,000 at December 31, 2015 (2014 - $1,059,000,000). The determination of the additional deferred taxes that have not been provided is not practical.

Belmond’s 2015 tax provision of $17,041,000 (2014 - $15,542,000; 2013 - $17,628,000) included a charge of $279,000 (2014 - charge of $545,000; 2013 - benefit of $1,593,000) in respect of the provision for uncertain tax positions, of which a charge of $247,000 (2014 - benefit of $426,000; 2013 - benefit of $1,654,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2015 provision for income taxes included a deferred tax provision of $16,320,000 in respect of valuation allowances due to a change in judgment concerning Belmond’s ability to realize loss carryforwards and other deferred tax assets in certain jurisdictions compared to a $4,573,000 provision in 2014.

At December 31, 2015, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2015	$’000	$’000	$’000	$’000

Balance, January 1, 2015	3,437	2,966	416	55
Additional uncertain tax provision identified during the year	78	62	7	9
Increase to uncertain tax provision on prior year positions	236	—	236	—
Uncertain tax provisions paid during the year	—	—	—	—
Decrease to uncertain tax provisions on prior year positions	—	—	—	—
Decreases as a result of expiration of the statute of limitations	(35)	(30)	(2)	(3)
Foreign exchange	(38)	(31)	(1)	(6)

Balance at December 31, 2015	3,678	2,967	656	55

At December 31, 2015, Belmond recognized a $3,678,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2015, if recognized, would affect the effective tax rate.

At December 31, 2014, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2014	$’000	$’000	$’000	$’000

Balance at January 1, 2014	2,988	2,935	7	46
Additional uncertain tax provision identified during the year	523	90	413	20
Increase to uncertain tax provision on prior year positions	49	49	—	—
Uncertain tax provisions paid during the year	(49)	(49)	—	—
Decrease to uncertain tax provisions on prior year positions	—	—	—	—
Decreases as a result of expiration of the statute of limitations	(27)	(20)	(3)	(4)
Foreign exchange	(47)	(39)	(1)	(7)

Balance at December 31, 2014	3,437	2,966	416	55

At December 31, 2014, Belmond recognized a $3,437,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2014, if recognized, would affect the effective tax rate.

At December 31, 2013, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2013	$’000	$’000	$’000	$’000

Balance, January 1, 2013	4,581	2,874	1,174	533
Additional uncertain tax provision identified during the year	2,720	2,716	(4)	8
Increase to uncertain tax provision on prior year positions	737	559	138	40
Uncertain tax provisions paid during the year	(737)	(559)	(138)	(40)
Decrease to uncertain tax provisions on prior year positions	(3,924)	(2,302)	(1,127)	(495)
Decreases as a result of expiration of the statute of limitations	(387)	(351)	(36)	—
Foreign exchange	(2)	(2)	—	—

Balance, December 31, 2013	2,988	2,935	7	46

At December 31, 2013, Belmond recognized a $2,988,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2013, if recognized, would affect the effective tax rate.

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2015, the earliest year in any jurisdiction which is open to examination by the tax authorities is 2004.

Belmond believes that it is reasonably possible that within the next 12 months the uncertain tax provision will decrease by approximately $35,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which Belmond operates. These amounts relate primarily to transfer pricing inquiries with the tax authorities.

14.    Interest expense

The balances in interest expense are as follows:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	27,380	30,270	28,218

Withholding tax provision classified as interest	(1,476)	2,576	—

Interest on legal settlements	3,294	—	—

Amortization of debt issuance costs and discount on secured term loan	2,903	3,921	7,196

Interest capitalized	—	—	(1,088)

	32,101	36,767	34,326

15.    Supplemental cash flow information

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:

Interest	27,828	30,147	27,320

Income taxes, net of refunds	18,306	21,454	22,275

To reflect the actual cash paid for capital expenditures, increases in accounts payable for capital expenditures are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were a decrease of $229,000 and an increase of $476,000 for the years ended December 31, 2015 and 2014, respectively.

16.    Restricted cash

The major balances in restricted cash are as follows:

	2015	2014
December 31,	$’000	$’000

Refundable and non-refundable cash deposits held with banks pending completion of asset sales	—	500
Cash deposits required to be held with lending banks as collateral	749	768
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	1,909	647
Bonds and guarantees	659	758

Total restricted cash	3,317	2,673

Restricted cash classified as long-term and included in other assets on the consolidated balance sheet at December 31, 2015 was $749,000 (December 31, 2014 - $768,000).

17.    Shareholders’ equity

(a)          Dual common share capitalization

The Company has been capitalized with class A common shares, of which there are 240,000,000 authorized, and class B common shares, of which there are 120,000,000 authorized, each convertible at any time into one class A common share. In general, holders of class A and class B common shares vote together as a single class, with holders of class B shares having one vote per share and holders of class A shares having one tenth of one vote per share. In all other substantial respects, the class A and class B common shares are the same.

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

18.    Share-based compensation plans

At December 31, 2015, Belmond had two share-based compensation plans, which are described below. The compensation cost that has been charged to selling, general and administrative expense for these plans was $6,707,000 for the year ended December 31, 2015 (2014 - $7,928,000; 2013 - $10,388,000). Cash received from exercised options and vested awards was $35,000 for the year ended December 31, 2015 (2014 - $19,000; 2013 - $7,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2015 to be recognized over the period January 1, 2015 to December 31, 2019, was $9,842,000 and the weighted average period over which it is expected to be recognized is 23 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of four years, and substantially all awards of share options have a maximum term of ten years. The last outstanding award under the 2000 stock option plan lapsed during the year ended December 31, 2015.

(a)          2000 and 2004 stock option plans

Under the Company’s 2000 and 2004 stock option plans, options to purchase up to 750,000 and 1,000,000 class A common shares, respectively, could be awarded to employees of Belmond at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant.  At December 31, 2015, no class A common shares were reserved under the 2000 plan, and 85,650 class A common shares were reserved under the 2004 plan. At December 31, 2015, no shares remain available for future grants under the 2000 and 2004 plans as these have been transferred to the 2009 plan described below which became effective in 2009.

Details of share option transactions under the 2000 and 2004 stock option plans are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2014	286,800	29.91
Granted	—	—
Exercised	(6,726)	6.00
Forfeited, canceled or expired	(63,724)	30.61

Outstanding — December 31, 2014	216,350	30.45
Granted	—	—
Exercised	(29,262)	5.89
Forfeited, canceled or expired	(101,438)	32.59

Outstanding — December 31, 2015	85,650	36.30	2.0	83

Exercisable — December 31, 2015	85,650	36.30	2.0	83

The options outstanding under the 2000 and 2004 plans at December 31, 2015 were as follows:

Exercise prices $	Outstanding at 12/31/2015	Exercisable at 12/31/2015	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	23,100	23,100	2.9	5.89	5.89
34.90	1,050	1,050	0.8	34.90	34.90
35.85	6,550	6,550	2.7	35.85	35.85
36.50	9,700	9,700	0.5	36.50	36.50
42.87	1,050	1,050	0.9	42.87	42.87
46.08	5,550	5,550	2.4	46.08	46.08
51.90	4,950	4,950	2.2	51.90	51.90
52.51	27,250	27,250	1.7	52.51	52.51
52.51	1,050	1,050	1.2	52.51	52.51
52.59	2,350	2,350	1.5	52.59	52.59
59.23	3,050	3,050	1.9	59.23	59.23

	85,650	85,650

The fair value of options which were exercised in the year to December 31, 2015 was $57,000. No options vested and no options were granted under the plans during the year ended December 31, 2015.

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

During 2015, the following share option awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Exercise price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Share options	117,508	December 11, 2015	December 11, 2019	$8.98	42%	1.56%	$—	5.5 years
Share options	117,509	December 11, 2015	December 11, 2018	$8.98	41%	1.56%	$—	4.5 years
Share options	117,509	December 11, 2015	December 11, 2017	$8.98	33%	1.16%	$—	3.5 years
Share options	117,509	December 11, 2015	December 11, 2016	$8.98	28%	1.16%	$—	2.5 years
Share options	24,041	September 20, 2015	September 20, 2019	$13.75	58%	1.83%	$—	6.9 years
Share options	24,041	September 20, 2015	September 20, 2018	$13.75	43%	1.45%	$—	5.6 years
Share options	24,041	September 20, 2015	September 20, 2017	$13.75	41%	1.45%	$—	4.4 years
Share options	24,042	September 20, 2015	September 20, 2016	$13.75	32%	0.97%	$—	3.1 years
Share options	48,319	June 19, 2015	June 19, 2019	$12.50	43%	1.59%	$—	5.5 years
Share options	48,319	June 19, 2015	June 19, 2018	$12.50	41%	1.59%	$—	4.5 years
Share options	48,318	June 19, 2015	June 19, 2017	$12.50	35%	0.99%	$—	3.5 years
Share options	48,318	June 19, 2015	June 19, 2016	$12.50	29%	0.65%	$—	2.5 years

During the year ended December 31, 2015, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	10,223	December 11, 2015	June 19, 2016	$0.01
Restricted shares without performance criteria	29,299	September 20, 2015	December 31, 2016	$0.01
Restricted shares without performance criteria	22,851	September 20, 2015	December 31, 2017	$0.01
Restricted shares without performance criteria	22,850	September 20, 2015	December 31, 2018	$0.01
Deferred shares without performance criteria	3,097	July 31, 2015	July 31, 2016	$0.01
Deferred shares without performance criteria	3,097	July 31, 2015	July 31, 2017	$0.01
Deferred shares without performance criteria	3,096	July 31, 2015	July 31, 2018	$0.01
Deferred shares without performance criteria	3,096	July 31, 2015	July 31, 2019	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2016	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2017	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2018	$0.01
Deferred shares without performance criteria	11,130	July 31, 2015	January 1, 2019	$0.01
Restricted shares without performance criteria	64,000	June 19, 2015	June 19, 2016	$0.01
Restricted shares without performance criteria	36,000	June 19, 2015	June 19, 2018	$0.01
Deferred shares with performance criteria	256,358	March 20, 2015	March 20, 2018	$0.01
Deferred shares without performance criteria	38,824	March 20, 2015	March 20, 2019	$0.01
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2018	$0.01
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2017	$0.01
Deferred shares without performance criteria	38,825	March 20, 2015	March 20, 2016	$0.01

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2014	2,771,500	10.67
Granted	771,133	12.44
Exercised	(68,106)	9.10
Forfeited, canceled or expired	(384,894)	10.26

Outstanding — December 31, 2014	3,089,633	11.20
Granted	759,474	10.48
Exercised	(100,262)	8.60
Forfeited, canceled or expired	(1,045,888)	11.51

Outstanding — December 31, 2015	2,702,957	10.97	7.7	888

Exercisable — December 31, 2015	1,047,650	9.79	5.8	644

The options outstanding under the 2009 plan at December 31, 2015 were as follows:

Exercise prices $	Outstanding at 12/31/2015	Exercisable at 12/31/2015	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.38	28,600	28,600	3.4	8.38	8.38
7.71	5,000	5,000	3.5	7.71	7.71
8.91	55,700	55,700	3.9	8.91	8.91
8.37	42,200	42,200	4.5	8.37	8.37
11.44	127,650	127,650	4.9	11.44	11.44
11.69	98,200	98,200	5.4	11.69	11.69
8.06	242,950	242,950	5.9	8.06	8.06
9.95	31,700	31,700	6.2	9.95	9.95
8.42	159,500	159,500	6.5	8.42	8.42
11.32	256,150	256,150	6.9	11.32	11.32
9.95	31,700	—	7.1	9.95	—
11.74	135,300	—	7.4	11.74	—
14.51	267,450	—	7.9	14.51	—
14.08	145,300	—	8.5	14.08	—
11.57	365,483	—	8.9	11.57	—
12.50	143,874	—	9.4	12.50	—
13.75	96,165	—	9.7	13.75	—
8.98	470,035	—	10.0	8.98	—

	2,702,957	1,047,650

The fair value of option grants made in the year to December 31, 2015 was $2,366,000. The fair value of options which became exercisable in the year to December 31, 2015 was $2,614,000. The fair value of options which were exercised in the year was $431,000. The number of options which vested during the year was 415,650.

Transactions relating to deferred shares and restricted shares under the 2009 plan have been as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2014	1,481,827	0.01
Granted	786,809	0.01
Vested and issued	(251,600)	0.01
Forfeited, canceled or expired	(165,727)	0.01

Outstanding — December 31, 2014	1,851,309	0.01
Granted	653,787	0.01
Vested and issued	(535,407)	0.01
Forfeited, canceled or expired	(807,502)	0.01

Outstanding — December 31, 2015	1,162,187	0.01	11,029

At December 31, 2015, awards of deferred shares and restricted shares on 1,162,187 class A common shares were reserved under the 2009 plan. Of these awards, 760,128 deferred shares and restricted shares do not specify any performance criteria and will vest up to August 2016. The remaining awards of up to 402,059 deferred shares are subject to performance and market criteria.

The fair value of deferred shares and restricted shares awarded in the year to December 31, 2015 was $7,622,000. The fair value of deferred shares vested in the year to December 31, 2015 was $5,809,000.

There were no vested and unissued deferred share or restricted shares awards as of December 31, 2015.

Estimates of the fair value of the share options on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2015	2014	2013

Expected share price volatility	28% - 58%	45% - 46%	50% - 60%
Risk-free interest rate	0.65% - 1.83%	1.53% - 1.71%	1.30% - 1.74%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	2.5 - 6.9 years	4.5 years	4.5 - 8 years

19.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $8,662,000 at December 31, 2015 (December 31, 2014 - $15,486,000).

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but the Court reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda that are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation that has to date only involved SCL, although no claims have been asserted. As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. CHP sought reconsideration from the appellate court of this decision, but the court dismissed its request, resulting in the return of the declaratory lawsuit proceedings to the Rio State Court. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no accruals in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

In November 2013, the third-party owner of Ubud Hanging Gardens in Bali, Indonesia dispossessed Belmond from the hotel under long-term lease without prior notice. As a result, Belmond was unable to continue operating the hotel and, accordingly, to prevent any confusion to its guests, Belmond ceased referring to the property in its sales and marketing materials, including all electronic marketing. Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease, and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed six separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed these decisions, one of which was reversed by the Appellate Court in October 2014. Belmond has appealed this case to the Indonesian Supreme Court. As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence. Belmond does not believe there is any merit in the owner’s outstanding Indonesian actions and is vigorously defending its rights while it seeks to enforce the Singapore arbitral award. While the Company can give no assurances, it believes that it should ultimately be able to enforce its arbitral award. Given the uncertainty involved in this litigation, Belmond recorded in the year ended December 31, 2013, a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens and has not booked a receivable in respect of the award.

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,715,000 (equivalent to $4,281,000 at December 31, 2015). However, until August 2014 the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($2,834,000) per annum without the yearly adjustment for inflation as provided for in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid plus monetary correction, which totals R$18,666,000 ($4,780,000) has been fully accrued. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2015 below. Beyond the amounts accrued, management estimates that the range of possible additional loss to Belmond could be between R$1,500,000 and R$2,500,000 ($384,000 and $640,000) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,354,000) was due on March 31, 2015 as a result of the denial of the application. The Company intends to continue to press for a reconsideration by the Ministry of its request, which the Ministry has yet to address through its administrative process, and has not paid to the Ministry the amount claimed due. In the meantime, the Company is considering proceedings against the Ministry in the Brazilian courts.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and declared that the entire proceeding be vacated based on technical grounds. The court of first instance considered the matter and again dismissed the Public Prosecutor's claim in January 2016 on technical grounds. The Public Prosecutor's office may again appeal this decision, but as both a procedural and substantive matter, Belmond believes it has meritorious defenses and intends to contest the matter vigorously.

In July 2015, Cupecoy Village Development N.V. received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believes indicates a maximum possible loss of $16,500,000. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company has provided a written response to the tax authorities disputing their assessment and expects the resolution of this dispute to result in only an immaterial payment.

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its U.K. and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office (“OHIM”) against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond also expects to prevail. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated company of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia. There are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani”. In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to hotels and restaurants, as well as to all of the EU (other than the U.K.) rather than only Italy. The Company intends to appeal this decision. Separate proceedings brought by Belmond in Spain to defend Belmond's marks against a use by the Cipriani family and its affiliated entities of "Cipriani" to promote a restaurant have been stayed pending the outcome of the Venice appeal. While Belmond believes that it has meritorious cases in all of these Italian proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters.

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

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2016	8,344
2017	8,630
2018	8,938
2019	7,523
2020	7,713
2021 and thereafter	65,305

106,453

Rental expense for the year ended December 31, 2015 amounted to $10,675,000 (2014 - $13,007,000; 2013 - $12,054,000).

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

20.    Fair value measurements

(a)    Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s assets and liabilities by the fair value hierarchy at December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2015	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	4	—	4

Total assets	—	4	—	4

Liabilities at fair value:
Derivative financial instruments	—	(4,464)	—	(4,464)

Total net liabilities	—	(4,460)	—	(4,460)

	Level 1	Level 2	Level 3	Total
December 31, 2014	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	13	—	13

Total assets	—	13	—	13

Liabilities at fair value:
Derivative financial instruments	—	(3,602)	—	(3,602)

Total net liabilities	—	(3,589)	—	(3,589)

During the years ended December 31, 2015 and 2014, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of December 31, 2015 and 2014 were as follows:

		December 31, 2015		December 31, 2014
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	596,428	630,455	620,106	663,653

See Note 10.

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the years ended December 31, 2015, 2014 and 2013 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2015 $’000

Goodwill	10,050	—	—	10,050	(9,796)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2014 $’000

Property, plant and equipment	2,488	—	—	2,488	(1,211)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2013 $’000

Property, plant and equipment	45,000	—	—	45,000	(36,430)

Property, plant and equipment of discontinued operations	—	—	—	—	(1,029)

Goodwill of discontinued operations	—	—	—	—	(3,187)

Intangible assets of discontinued operations	—	—	—	—	(2,815)

Goodwill

The fair values of reporting units have been determined using internally developed discounted future cash flow models, incorporating third party appraisals and industry and market data where relevant.

In the year ended December 31, 2015, goodwill of Belmond Grand Hotel Europe with a carrying value of $14,148,000 was written down to fair value of $10,050,000, resulting in a non-cash impairment charge of $4,098,000; goodwill of Belmond Jimbaran Puri with a carrying value of $3,581,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $3,581,000; goodwill of Belmond La Résidence Phou Vao with a carrying value of $1,455,000 was written down to fair value of $Nil resulting in a non-cash impairment charge of $1,455,000; and goodwill of Belmond Northern Belle with a carrying value of $662,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $662,000. See Note 8.

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

21.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cashflow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

Cash flow hedges of interest rate risk

As of December 31, 2015 and 2014, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2015	2014
December 31,	’000	’000

Interest rate swaps	€73,688	€74,438
Interest rate swaps	$212,481	$214,206
Interest rate caps	$17,200	$17,200

Non-designated hedges of interest rate risk

Derivatives not designated as hedges are sometimes used to manage Belmond’s exposure to interest rate movements but do not meet the strict hedge accounting requirements prescribed in the authoritative accounting guidance. As of December 31, 2015 and 2014 Belmond did not have any derivatives which were not designated as hedges.

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of December 31, 2015 and 2014:

		Fair value as of	Fair value as of
		December 31, 2015	December 31, 2014
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	4	13
Interest rate derivatives	Accrued liabilities	(2,731)	(2,984)
Interest rate derivatives	Other liabilities	(1,733)	(618)

Total		(4,460)	(3,589)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at December 31, 2015 and 2014. However, derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income for cash flow hedges of interest rate risk is shown in Note
22. At December 31, 2015, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,669,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the year ended December 31, 2015 was a $18,221,000 gain (2014 - $24,816,000 gain; 2013 - $1,016,000 loss).

Derivative movements not included in other comprehensive income for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Amount of gain/(loss) recognized in interest expense for the ineffective portion of derivatives designated as cash flow hedges	—	—	(37)

Amount of gain/(loss) recognized in interest expense for derivatives not designated as hedging instruments	—	—	(4)

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of December 31, 2015, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $4,464,000 (2014 - $3,602,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $4,513,000 (2014 - $3,615,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $160,138,000 at December 31, 2015 (2014 - $180,149,000), being a liability of Belmond.

22.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) for the years ended December 31, 2015 and 2014 were as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2014	(81,339)	(3,381)	(8,597)	(93,317)

Other comprehensive loss before reclassifications	(150,989)	(2,731)	(1,926)	(155,646)

Amounts reclassified from AOCI	—	2,543	—	2,543

Net current period other comprehensive income/(loss)	(150,989)	(188)	(1,926)	(153,103)

Balance at December 31, 2014	(232,328)	(3,569)	(10,523)	(246,420)

Other comprehensive income/(loss) before reclassifications	(88,180)	(3,471)	580	(91,071)

Amounts reclassified from AOCI	—	2,949	—	2,949

Net current period other comprehensive income/(loss)	(88,180)	(522)	580	(88,122)

Balance at December 31, 2015	(320,508)	(4,091)	(9,943)	(334,542)

Foreign currency translation adjustments for the year ended December 31, 2014 include a loss of $49,356,000 arising on the remeasurement of non-monetary assets and liabilities of Belmond’s Brazilian operations following a change in functional currency from the U.S. dollar to the Brazilian real, effective from January 1, 2014. See Note 2.

Reclassifications out of AOCI (net of tax) were as follows:

	Amount reclassified from AOCI
	December 31, 2015	December 31, 2014
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,949	2,543	Interest expense

Total reclassifications for the period	2,949	2,543

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present financial information regarding these reportable segments.

Revenue from external customers by segment:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	200,059	212,744	222,047
North America	148,103	142,586	146,491
Rest of world	124,369	142,731	141,709
Total owned hotels	472,531	498,061	510,247
Part-owned/ managed hotels	5,232	5,983	5,861
Total hotels	477,763	504,044	516,108
Owned trains & cruises	65,471	74,265	73,728
Part-owned/ managed trains	8,151	7,406	4,245
Total trains & cruises	73,622	81,671	77,973

Total revenue	551,385	585,715	594,081

Reconciliation of the total of segment profit to consolidated net earnings/(losses) from operations:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	65,416	62,770	63,767
North America	31,622	23,986	23,233
Rest of world	31,295	36,539	35,958
Total owned hotels	128,333	123,295	122,958
Part-owned/ managed hotels	4,142	5,205	2,273
Total hotels	132,475	128,500	125,231
Owned trains & cruises	6,741	7,300	8,467
Part-owned/ managed trains	18,883	16,165	14,390
Total trains & cruises	25,624	23,465	22,857

Reconciliation to net earnings/(losses):
Total segment profit	158,099	151,965	148,088

Gain on disposal of property, plant and equipment	20,275	4,128	—
Impairment of goodwill	(9,796)	—	—
Impairment of property, plant and equipment	—	(1,211)	(36,430)
Central overheads	(39,272)	(31,727)	(30,647)
Share-based compensation	(6,707)	(7,928)	(10,388)
Depreciation and amortization	(50,513)	(52,004)	(48,740)
(Loss)/gain on extinguishment of debt	—	(14,506)	3,517
Other income	—	1,257	—
Interest income	926	1,418	1,067
Interest expense	(32,101)	(36,767)	(34,326)
Foreign currency, net	(5,016)	2,262	1,000
Provision for income taxes	(17,041)	(15,542)	(17,628)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1,466)	702	(1,691)

Earnings/(losses) from continuing operations	17,388	2,047	(26,178)
Losses from discontinued operations	(1,534)	(3,782)	(5,318)

Net earnings/(losses)	15,854	(1,735)	(31,496)

Reconciliation of assets by segment to total assets:

	2015	2014
December 31,	$’000	$’000

Owned hotels:
Europe	533,610	594,590
North America	477,949	480,699
Rest of world	227,339	275,383
Total owned hotels	1,238,898	1,350,672
Part-owned/ managed hotels	19,285	49,149
Total hotels	1,258,183	1,399,821
Owned trains & cruises	94,945	92,196
Part-owned/ managed trains	61,961	56,122
Total trains & cruises	156,906	148,318

Unallocated corporate	94,386	107,084
Discontinued operations held for sale	—	—

Total assets	1,509,475	1,655,223

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	18,648	26,542	13,238
North America	11,881	16,690	32,635
Rest of world	14,168	14,409	14,173
Total owned hotels	44,697	57,641	60,046
Owned trains & cruises	11,415	5,533	6,325

Unallocated corporate	283	280	275

Total capital expenditure to acquire property, plant and equipment	56,395	63,454	66,646

Carrying value of investment in equity method investees:

	2015	2014
December 31,	$’000	$’000

Eastern & Oriental Express	2,972	3,251
Peru hotels	18,696	16,981
PeruRail	47,421	41,713
Hotel Ritz by Belmond	—	—
Buzios	2,542	3,783
Other	93	103

Total investment in equity method investees	71,724	65,831

Earnings from unconsolidated companies, net of tax:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Part-owned/ managed hotels	106	1,949	(2,372)
Part-owned/ managed trains	8,969	7,535	8,814

Total earnings from unconsolidated companies, net of tax	9,075	9,484	6,442

Revenue from external customers in Belmond's country of domicile and significant countries (based on the location of the property):

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Bermuda	—	—	—
Italy	132,385	137,491	133,806
United Kingdom	62,656	68,412	65,865
United States	107,965	104,146	108,167
Brazil	69,142	86,866	80,537
All other countries	179,237	188,800	205,706

Total revenue	551,385	585,715	594,081

Property, plant and equipment at book value in Belmond's country of domicile and significant countries (based on the location of the property):

	2015	2014
December 31,	$’000	$’000

Bermuda	—	—
Italy	308,035	341,051
United Kingdom	57,443	60,816
United States	346,942	347,709
Brazil	61,773	93,384
All other countries	304,168	325,797

Total property, plant and equipment at book value	1,078,361	1,168,757

24.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the year ended December 31, 2015, Belmond earned management fees from Eastern and Oriental Express Ltd. of $292,000 (2014 - $362,000; 2013 - $463,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at December 31, 2015 was $4,872,000 (2014 - $5,227,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2015, Belmond earned management and guarantee fees from its Peruvian joint ventures of $12,503,000 (2014 - $11,515,000; 2013 - $8,281,000) which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at December 31, 2015 was $7,285,000 (2014 - $7,728,000).

Belmond managed, under long-term contract, the Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. For the year ended December 31, 2015, Belmond earned $328,000 (2014 - $1,111,000; 2013 - $1,016,000) in management fees from the Hotel Ritz by Belmond which are recorded in revenue, and $301,000 (2014 - $904,000; 2013 - $684,000) in interest income. The amount due to Belmond from the Hotel Ritz by Belmond at December 31, 2015 was $Nil (2014 - $30,371,000). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 6.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of Belmond's disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) to ensure that the information included in periodic reports filed with the SEC is assembled and communicated to Belmond management and is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Belmond management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in SEC Rule 13a-15(f)).  Belmond's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of Belmond's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on this assessment and those criteria, management has concluded that Belmond's internal control over financial reporting was effective as of December 31, 2015.

Deloitte LLP, Belmond's independent registered public accounting firm, issued the report below on the effectiveness of Belmond's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.

We have audited the internal control over financial reporting of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the retrospective adoption of ASU 2015-03 and the prospective adoption of ASU 2015-17.

/s/ Deloitte LLP

London, England
February 25, 2016

 Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

Item 10 of Part III of Form 10-K requires registrants to furnish the information required by the following items of Regulations S-K, Part 400: Items 401 (Directors, Executive Officers, Promoters and Control Persons), 405 (Compliance with Section 16(a) of the Exchange Act), 406 (Code of Ethics) and 407(c)(3) (Material Changes to Procedures for Shareholder Nomination of Directors), (d)(4) (Names of audit committee members) and (d)(5) (Audit Committee Financial Expert). Because the Company is a "foreign private issuer" as defined by Rule 3b-4 under the Securities Exchange of 1934, as amended, it is not required to comply with Section 16(a) of the Exchange Act. Accordingly, the Company has not provided the information called for in Item 405.

Directors

At the 2015 annual general meeting of the Company, Gail Rebuck (Baroness Rebuck of Bloomsbury) was elected to the board of directors of the Company. Immediately following the annual meeting, Baroness Rebuck was appointed as a member of the Compensation and Nominating and Governance Committees of the board of directors. In October 2015, Ian Livingston (Lord Livingston of Parkhead) was appointed to the board of directors, effective November 9, 2015, and was subsequently appointed as a member of the Audit and Investment Committees of the board of directors.

The current directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 53	Chairman and Chief Executive Officer of GHS Holdings, LLC (investing and restaurant consulting business) and Interim President and Chief Executive Officer of Crawford & Company (international insurance services firm)	2011
John D. Campbell, 73	Senior Counsel (retired) of Appleby (attorneys)	1994
Roland A. Hernandez, 58	Chairman of the Board of the Company, and Founding Principal and Chief Executive Officer of Hernandez Media Ventures (acquisition and management of media assets)	2013
Mitchell C. Hochberg, 63	President of Lightstone Group LLC (real estate investment and development firm)	2009
Ruth A. Kennedy, 51	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Ian Livingston, 51	Member of the U.K. House of Lords, Deputy Chairman, Dixons Carphone plc, Chairman Designate and non-executive director, Man Group plc	2015
Gail Rebuck, 64	Member of the U.K. House of Lords, Chair of Penguin Random House UK	2015
H. Roeland Vos, 58	President and Chief Executive Officer of the Company	2014

The principal occupation of each director is set forth in the table above supplemented by the following information.

Mr. Agadi is Chairman and Chief Executive Officer of GHS Holdings, LLC, an investing and restaurant consulting business, a position he has held since 2000. In August 2015, Mr. Agadi was appointed Interim President and Chief Executive Officer of Crawford & Company, an international insurance services firm listed on the New York Stock Exchange. From 2012 to 2014, Mr. Agadi was Executive Chairman of Quizno's Global LLC, a privately-owned group of mainly franchised restaurants in 40 countries with a strong brand recognition. Previously in 2010 to early 2012, he was Chairman and Chief Executive Officer of Friendly Ice Cream Corporation, a private company operating restaurants principally in the eastern United States. From 2004 to 2009, Mr. Agadi was President and Chief Executive of Church's Chicken Inc., another branded restaurant group in over 20 countries. From 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and in the 1990s held executive positions with other branded restaurant groups. Mr. Agadi is on the Board of Visitors of the Fuqua Business School at Duke University.

Mr. Campbell was a member of the Appleby law firm in Bermuda until 1999 (where he served as Senior Partner from 1987 to 1999) and retired as Senior Counsel in 2003. Mr. Campbell retired as a non-executive director and Chairman of the Compensation Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business, in September 2015 after 32 years service on the board. In 2012, Mr. Campbell retired after seven years as non-

executive Chairman of the Board of HSBC Bank Bermuda Ltd. (formerly named The Bank of Bermuda Ltd.), a subsidiary of HSBC Holdings plc. He had served as a director for 25 years and as Chairman of the bank's Audit Committee for 20 years until 2008. Mr. Campbell is a director of Bank of Bermuda Foundation, the largest charity in Bermuda, and in 2013 was appointed Chairman of its Nomination and Governance Committee.

Mr. Hernandez has been the Founding Principal and Chief Executive Officer of Hernandez Media Ventures since 2001. He previously served as Chief Executive Officer of Telemundo Group, Inc. from 1995 to 2000, and also Chairman from 1998 to 2000. He founded Interspan Communications and served as President from 1986 to 1994. He currently is a non-executive director of MGM Resorts International, Vail Resorts Inc., and U.S. Bancorp, all listed on the NYSE. At MGM Resorts and Vail Resorts, he is Lead Director on each board. He previously served on the board of Sony Corporation for five years to 2013, The Ryland Group Inc. for 12 years to 2012, and Wal-Mart Stores Inc. for ten years to 2008, all NYSE-listed companies. Mr. Hernandez has gained significant board committee experience at all of these listed companies. In addition, he is currently a member of the Board of Advisors of Harvard Law School and a member of the President’s Council on International Activities at Yale University. He was appointed Chairman of the Board of Belmond Ltd. in June 2013.

Mr. Hochberg was appointed President of Lightstone Group LLC in 2012, a privately-owned U.S.-based real estate company owning and managing a diversified portfolio of commercial, industrial, multi-family residential, and hospitality properties. He was the Managing Principal of Madden Real Estate Ventures since March 2007. He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007. Mr. Hochberg founded, and for 20 years through 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States. Mr. Hochberg was the non-executive Chairman of Orleans Homebuilders Inc., a developer of single-family residences in seven U.S. states from 2011 to 2014. He is a lawyer and a certified public accountant.

Ms. Kennedy founded Kennedy Dundas in 2009, a brand and business consultancy advising clients in the luxury goods and services sectors to meet their business development objectives. From 2006 to 2009, she served as head of Quinlan Private UK, a Dublin-based real estate and private equity group managing commercial and residential properties in Europe including luxury hotels. Ms. Kennedy was responsible for opening offices in the United Kingdom and establishing the firm's private client business in Europe. For sixteen years prior to that position, Ms. Kennedy served as Managing Director responsible for business development as well as day-to-day operations with David Linley and Co., the bespoke furniture and design business in the U.K. Ms. Kennedy began her career at S.G. Warburg as an investment banker. Ms. Kennedy is a non-executive director of Bholdings Ltd, a private company providing various business services, David Linley Holdings and Value Retail plc, a private company specializing in the creation and operation of luxury shopping outlet destinations, and an executive director of Kennedy Dundas.

Lord Livingston is a member of the U.K. House of Lords after being made a life peer in 2013 and served as U.K. Minister of State for Trade and Investment from December 2013 to May 2015. Prior to this appointment, Lord Livingston held a number of executive positions with BT Group plc, one of the world's leading communications companies and a member of the FTSE 100, including Group Chief Executive Officer from 2008 to 2013, and served on the company's board of directors throughout his eleven-year tenure with the company. Prior to his time with BT Group, Lord Livingston held various leadership positions from 1991 to 2002, including Chief Financial Officer and executive director, with Dixons Group plc (now Dixons Carphone plc), one of the largest consumer electronics retailers in Europe. Lord Livingston currently serves as the non-executive Deputy Chairman of Dixons Carphone plc, as a non-executive director and Chairman Designate of Man Group plc, and as a non-executive director of Celtic plc. Lord Livingston is a member of the Institute of Chartered Accountants in England and Wales.

Baroness Rebuck has served as Chair of Penguin Random House UK from 2013 to date. From 1991 until 2013, she served as Chair and Chief Executive of Random House UK and its overseas subsidiaries. Baroness Rebuck was the co-founder and director of Century Publishing, which was launched in 1982 and which was acquired by Random House Inc. in 1989, at which time Baroness Rebuck became Chair of the Random House division. Baroness Rebuck is currently a member of the Global Board of Representatives of Penguin Random House, a member of the General Management Committee of Bertelsmann SE & Co. KGaA, and a non-executive director of Koovs plc and Guardian Media Group. Baroness Rebuck was a non-executive director of British Sky Broadcasting Group plc from 2002 until 2012. Baroness Rebuck chairs the Council of the Royal College of Art and the Cheltenham Literature Festival. Baroness Rebuck was awarded a DBE in 2009 and was appointed a life peer to the House of Lords in 2014.

Mr. Vos was appointed President and Chief Executive Officer of Belmond in September 2015. He was elected to the Belmond board of directors in June 2014. From 2001 to 2013, Mr. Vos served as President of the Europe, Africa and Middle East division of Starwood Hotels and Resorts Worldwide, Inc., and until mid-2015, he acted as an independent director on the board of Starwood EAME bvba. Mr. Vos served as the Vice Chairman of the Supervisory Board of Design Hotels AG, a hotel marketing company majority-owned by Starwood and listed on the Munich stock exchange until July 2014. Mr. Vos joined ITT Sheraton, a predecessor of Starwood, in 1982 and held progressively senior hotel operating and management positions throughout his career, including President, Europe and Senior Vice President and Area Director, Italy and Malta, during which period he was an integral part of the introduction and expansion of the Luxury Collection. During his 12 years as President of Europe, Africa and Middle East, the division grew from 127 owned and managed properties in the region to 243 spread over 60 countries, with another 64 hotels and resorts in the development pipeline. In addition to serving on the board of Belmond, Mr. Vos is on the board of Albron B.V., a Dutch foundation that operates catering and restaurants in the Netherlands and Belgium and until December 2015, he was on the board of Joa Group Holding, a private company that operates 21 casinos in France.

Director Qualifications

When considering whether the directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the Company’s board of directors to satisfy its oversight responsibilities effectively in light of Belmond’s business and structure, the board of directors considered each person’s background and experience outlined above.

In addition, the board of directors considered the particular experience and skills of each director as set out below:

Name	Experience and Skills

Harsha V. Agadi
The board of directors considered his experience as chief executive of various restaurant companies operating in many different countries. As chief executive, Mr. Agadi developed expertise in sales, marketing, operations, finance, strategy and development. Like Belmond, these companies under Mr. Agadi’s guidance relied on strong marketing and brand awareness.

John D. Campbell
The board of directors considered his work on other company boards and corporate governance experience, including his service as a director and chairman of several committees of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange and his tenure as Chairman of the Board, a director and Chairman of the Audit Committee of HSBC Bank Bermuda, Ltd., as well as his leadership and operational and legal experience as a member of a global law firm.

Roland A. Hernandez
The board of directors considered his executive capabilities leading successful media and entertainment businesses and his experience as a non-executive director of several publicly traded companies in the U.S., including as lead director of two companies in the luxury hospitality business, and as a member of various audit, nominating, governance and other board committees.

Mitchell C. Hochberg
The board of directors considered his real estate industry and operational experience, including his service as an executive officer of a developer and manager of innovative luxury hotels and residential projects in the U.S. and as an executive officer of a diversified real estate portfolio company. Also relevant was his background in accounting and law.

Ruth A. Kennedy
The board of directors considered her experience as a consultant in the luxury goods and services sectors for clients seeking to develop and strengthen their individual brands. The board of directors also considered her experience in managing a luxury goods business and her work in finance.

Ian Livingston
The board of directors considered his executive and operational capabilities in successfully leading large publicly traded and consumer-focused companies, including as Chief Executive Officer of BT Group, and his many years of board and corporate governance experience as a director. Lord Livingston also brings financial experience to the board, including through his role as Chief Financial Officer at Dixons Group and BT Group and as a member of the Institute of Chartered Accountants in England and Wales. The board of directors also considered Lord Livingston's experience as a senior government minister responsible for trade promotion and investment and trade policy for the U.K.

Gail Rebuck
The board of directors considered her leadership experience at successful consumer-focused companies, including being a co-founder of a publishing company, and her years of board and corporate governance experience as a director of various publicly traded companies.

H. Roeland Vos
The board of directors considered his hotel industry and operational experience, including his background in deluxe hotel owning and operating companies, his experience in developing new hotels, his insight into many aspects of hotel design, and his understanding of international business, general management and corporate strategy, including his service as Vice Chairman of the Supervisory Board of a luxury hotel group.

Executive Officers

The current executive officers of the Company are as follows:

Name, Age	Position

H. Roeland Vos, 58	President and Chief Executive Officer
Martin O’Grady, 52	Executive Vice President, Chief Financial Officer
Philippe Cassis, 53	Executive Vice President, Chief Operating Officer
Richard M. Levine, 54	Executive Vice President, Chief Legal Officer
Maurizio Saccani, 65	Executive Vice President, Italy, Chief of Product Development

The principal occupation of the current executive officers of the Company is shown in the table above supplemented by the following information, except with respect to Mr. Vos whose previous experience is described above regarding the Company’s directors.

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

Mr. Cassis joined the Company in October 2015 from Sun Resorts Ltd. where he served as Chief Executive Officer and a member of the company's board of directors from 2013. Mr. Cassis previously held senior leadership positions over a period of 28 years at Starwood Hotels & Resorts Worldwide, Inc. where, from 2012 to 2013, he served as Senior Vice President, Operations South America and Global Initiatives Latin America; from 2006 to 2012, he served as Senior Vice President and Regional Director Spain and Portugal; and from 2001 to 2006, he served as Senior Vice President and Regional Director Middle East & Africa.

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

Mr. Saccani joined Orient-Express Hotels Ltd., an NYSE-listed predecessor of the Company, in 1978 as Food and Beverage Manager of the Hotel Cipriani. After serving as Manager, Italy of the Venice Simplon-Orient-Express, he became Managing Director of the Villa San Michele in 1985. By 2007, he had assumed responsibility for all of the Company’s hotels in Italy, most recently the two acquired in Sicily in 2010. While continuing to oversee the Italian properties as well as La Residencia in Spain, Mr. Saccani assumed the role of the Company’s Chief of Product Development in December 2011.

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the NYSE. These include Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Conduct applying to all directors, officers and employees. These documents are published on the Company’s website (belmond.com) and additionally, the Code of Conduct is filed as an exhibit to this report.

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

The Board of Directors met seven times during 2015 and all of the current directors attended those meetings.

The current members of the Company’s Audit Committee are Messrs. Agadi, Campbell (chairman) and Hochberg, and Lord Livingston. The board has designated Mr. Hochberg, an independent director, as an audit committee financial expert as defined by SEC rules. The current members of the Compensation Committee are Messrs. Agadi (chairman) and Campbell and Baroness Rebuck. The current members of the Nominating and Governance Committee are Ms. Kennedy (chair), Baroness Rebuck and Mr. Hochberg. See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

Regarding the independence of directors from Belmond and its management, the board has reviewed the materiality of any relationship that each of them has with Belmond either directly or indirectly through another organization, including the fees and other compensation described under “Non-Executive Director Fees” in Item 11—Executive Compensation. The criteria applied included the director independence requirements set forth in the Company’s Corporate Governance Guidelines, any managerial, familial, professional, commercial, compensatory or affiliated relationship between a director and the Company, a subsidiary or another director, the SEC's independence rules with respect to members of the Company’s Audit Committee as set forth in Rule 10A-3 under the Securities Exchange Act of 1934 as amended and the corresponding NYSE listing standard, and the NYSE's listing standards with respect to members of the Company's Compensation Committee and Nominating and Governance Committee.

Based on this review, the board has determined that Ms. Kennedy, Baroness Rebuck and Messrs. Agadi, Campbell, Hernandez, and Hochberg and Lord Livingston are "independent" directors under the rules and standards outlined above. The Company’s Corporate Governance Guidelines, as well as the charters of the Audit, Compensation and Nominating and Governance Committees, are available at Belmond’s website belmond.com.

In addition, the board has appointed Messrs. Agadi, Hochberg (chairman) and Vos, Lord Livingston, and Ms. Kennedy, as well as Martin O'Grady, who is Chief Financial Officer but not a director, as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion.

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

The following table shows the salary and bonus paid in cash during 2015 to Mr. Vos, and to all executive officers as a group, for services to Belmond during 2015:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

H. Roeland Vos	President, Chief Executive Officer and Director	$260,100
John M. Scott, III(1)	Former President, Chief Executive Officer and Director	$4,040,170
All executive officers as a group (8 persons)(2)		$9,157,183

(1) Resigned September 20, 2015. For a description of the terms of his separation, see below.

(2) The group comprises the executive officers set forth in Part III, Item 10—Directors, Executive Officers and Corporate Governance—Executive Officers, and Mr. Scott, III and two other former executive officers, Filip Boyen and Ralph Arruza, whose resignations were previously disclosed.

Mr. Vos was appointed President and Chief Executive Officer in September 2015. In connection with Mr. Vos’ appointment, the Company entered into certain compensatory agreements with Mr. Vos, including a Service Agreement between a subsidiary of the Company and Mr. Vos (the "Service Agreement"), and a Severance Agreement between the Company and Mr. Vos (the "Severance Agreement"), each dated September 20, 2015.

The principal terms of the Service Agreement relating to Mr. Vos' compensation include the following:

•	an annual base salary of £605,806, subject to annual increases as determined by the board of directors of the Company or its compensation committee;

•
eligibility for an annual bonus at a target level of 100% of his annual base salary and a maximum level of 200% of his annual base salary, with a bonus of £161,290 in respect of 2015 subject to achievement of individual goals and objectives;

•	a sign-on award of 75,000 deferred class A common shares, vesting annually in three tranches;

•	an equity grant for the stub period of 2015 for stock options granted over 96,165 class A common shares at an exercise price of $13.75 per share vesting pro rata annually in four tranches;

•	participation at the executive level in future grants under the Company's long-term incentive plan during each financial year of the Company;

•
participation in the pension scheme of the subsidiary of the Company with employer contributions made at a rate of 7% of salary of each month (rising to 8% in 2017) and employee contributions at a rate of 1% of salary each month;

•
a severance payment in the event of termination of his employment without cause or his resignation for good reason in the amount of $2 million paid in equal monthly installments over an 18 month period plus health insurance for 18 months for Mr. Vos and his spouse under the existing plans or, if he is not eligible, reimbursement or payment in cash to obtain the equivalent coverage in both cases conditional on compliance with post-termination obligations;

•	provision of a furnished apartment in London for the non-exclusive use of Mr. Vos which will be leased for not more than £7,500 per month; and

•	reimbursement for reasonable commutation expenses for transportation between London and Brussels or Amsterdam.

The Service Agreement is a fixed-term agreement for an initial term of three years ending on December 31, 2018. Unless the Service Agreement is terminated before the expiry of the initial term (by either party serving on the other no less than three months' notice of termination to be served no later than September 30, 2018) the Service Agreement will automatically extend for a further two years until December 31, 2020. If the Service Agreement is extended, it will, upon expiry of the fixed term, automatically terminate without the need for notice.

Under the Service Agreement, Mr. Vos is subject to a 12-month non-competition and non-solicitation covenants.

The principal terms of the Severance Agreement provide that if the Company undergoes a change in control, and if Mr. Vos’ employment is terminated by the Company or its subsidiary without cause or if he resigns for good reason within one year following the change in control (or in anticipation of the change in control), then Mr. Vos will not receive any severance benefits under his Service Agreement but will instead be entitled to a severance payment under the Severance Agreement. Such payment shall be payable in cash and equal to (A) two times the sum of (x) Mr Vos’ applicable base salary; and (y) the most recent annual bonus payment made to Mr Vos less (B) any amount paid to Mr Vos in lieu of notice (or paid in respect of the remainder of any applicable fixed term at the time of such termination) shall be deducted from such amount.

On September 20, 2015, Mr. Scott, the Company and Belmond (UK) Limited (the "UK Company") entered into a separation agreement in connection with Mr. Scott's resignation from his positions with the Company and the UK Company. Pursuant to the separation agreement, Mr. Scott received a cash payment of $2,791,650 (less all applicable withholding taxes), accelerated vesting of 110,000 shares of the Company's class A common shares previously granted to Mr. Scott, and his accrued salary and contractual benefits up to and including September 30, 2015. The separation agreement also includes covenants addressing cooperation and confidentiality and Mr. Scott is subject to a non-solicitation covenant contained in his employment agreement with the Company. The Company agreed that Mr. Scott will not be subject to the non-competition covenant in his employment agreement. The separation agreement contains both a general release of claims against the Company by Mr. Scott and a release of claims against Mr. Scott by the Company, subject to certain exceptions.

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

Retirement Plans

Employees based in the United Kingdom, including officers, are eligible to participate in a defined contribution retirement plan established by a U.K. subsidiary of Belmond, under which the subsidiary contributes to individual accounts established by employees. The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary. Under the U.K. plan, the Belmond subsidiary contributed on behalf of participating officers a total of $101,470 during 2015. See Note 12 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of Belmond have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts. The maximum contribution most employees could make was $18,000 in 2015. Belmond paid a total of $29,306 into the account of the officers based in the U.S. participating in this plan in 2015 as a partial matching payment under the plan in addition to their own contributions.

Option Awards under 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan

Options to purchase class A common shares of the Company at market value at the time of award have been granted to directors, officers and selected employees under the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan. The Compensation Committee of the board of directors administers these plans. There are no options outstanding under the 2000 Plan and, following adoption of the 2009 Plan by shareholders at the 2009 annual general meeting of the Company, no further awards were made under the 2000 or 2004 Plans. The options awarded have substantially the same terms and expire ten years from date of grant. Prior to 2015, the options awarded generally became exercisable three years after the date of grant. Options awarded in 2015 will become exercisable with respect to 25% of the number of options awarded on each of the first four anniversaries of the date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2015, options to purchase an aggregate of 247,560 class A shares were granted under the 2009 Plan to the current executive officers of the Company at prices ranging from $8.98 to $13.75 per share. No options were exercised by the current executive officers during 2015 (options on a total of 87,619 shares were exercised by former executive officers). During 2015, no options were granted to the non-executive directors of the Company, and no options were exercised by any of the current non-executive directors (an option on 2,100 shares was exercised by a former non-executive director).

At December 31, 2015, options under the 2004 and 2009 Plans to purchase an aggregate of 1,049,075 class A shares (of which 472,850 are exercisable within 60 days) were held by current executive officers and current directors at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2016 and 2025. See Note 18 to the Financial Statements.

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

During 2015, awards of deferred shares were made under the 2009 Plan with performance criteria based on Belmond's cumulative EBITDA on up to 172,000 class A shares to the current executive officers of the Company, all vesting in 2018, and additional awards of deferred shares without performance criteria on 104,100 class A shares were made to them vesting between 2016 and 2018. Also during 2015, awards of restricted shares without performance criteria were made under the 2009 Plan on 98,223 class A shares to the current non-executive directors of the Company, vesting between 2016 and the director's retirement, and awards of restricted shares without performance criteria on 75,000 class A shares were made to current executive officers of the Company, vesting between 2016 and 2018. Finally during 2015 under past awards of deferred shares with and without performance criteria under the 2009 Plan, a total of 71,200 class A shares was issued to current executive officers, 52,800 class A shares to current non-executive directors, and 331,700 class A shares to former executive officers and directors who left the Company during the year.

At December 31, 2015, deferred share awards with and without performance criteria on a total of up to 626,600 class A shares were outstanding to current executive officers and current non-executive directors under the 2009 Plan vesting in 2016 to 2019, and restricted share awards without performance criteria on a total of 141,623 class A shares were outstanding to current non-executive directors vesting in 2016 and beyond. None of these awards are issuable within 60 days. See Note 18 to the Financial Statements.

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

As Chairman of the Board in 2015, Mr. Hernandez is paid a Chairman's fee at an annual rate of $500,000, $300,000 of which he elected in 2015 to be paid as cash compensation (payable in quarterly installments), and $200,000 in the form of restricted shares under the 2009 Plan.

Aggregate annual retainer and chairmen fees as described above amounted to $954,889 in 2015.

In addition, as noted above, the directors participate in the Company's 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2015 to directors under the 2009 Plan of restricted shares on a total of 98,223 class A shares, including 16,000 restricted shares issued to Mr. Hernandez vesting in 2016 as part of his compensation as Chairman of the Board.

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

See Item 13—Certain Relationships and Related Transactions regarding an agreement between Belmond and James B. Sherwood, a former director of the Company, relating to the Hotel Cipriani in Venice, Italy.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's board of directors is composed of three non-executive directors, namely Messrs. Agadi and Campbell and Baroness Rebuck. As discussed above in Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance, all of these directors have been determined to be independent. No Compensation Committee member has served as an officer or employee of the Company in an executive capacity. No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company's board of directors or its Compensation Committee.

Information responding to Item 407(e)(5) of SEC Regulation S-K is omitted because the Company is a "foreign private issuer' as defined in SEC Rule 3b-4 under the 1934 Act.

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

Voting and dispositive power with respect to the class B shares owned by Holdings is exercised by its board of directors, who are Messrs. Campbell and Hochberg and two other persons who are not directors or officers of the Company. Each of these persons may be deemed to share beneficial ownership of the class B shares owned by Holdings for which he or she serves as a director, as well as the class A shares into which those class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Belmond Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		15.1%	100.0%

BlackRock Inc. (2) 40 East 52nd Street New York, New York 10022	5,635,528	(7)	5.6%	—

Dimensional Fund Advisors LP (3) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	8,210,933	(7)	8.1%	—

The Indian Hotels Co. Ltd. and Samsara Properties Ltd. (4) Mandlik House, Mandlik Road Mumbai 400 001, India	7,130,764	(7)	7.1%	—

Reuben Brothers Limited and Alexander Bushaev (5) 3 Mangrove Bay Road Sandy's Parish, Bermuda	10,795,518	(7)	10.7%	—

The Vanguard Group (6) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	5,789,559	(7)	5.7%	—
_________________

(1)
The percentage of class A shares shown is based on 101,225,294 class A shares outstanding on February 19, 2016, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G report filed with the SEC on January 28, 2016. The report states that (a) BlackRock is a parent holding company, (b) certain subsidiaries of BlackRock may hold class A shares, and (c) BlackRock has sole voting power with respect to 5,395,865 class A shares and sole dispositive power with respect to 5,635,528 class A shares.

(3)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 9, 2016. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole voting power with respect to 8,003,274 class A shares and sole dispositive power with respect to 8,210,933 class A shares.

(4)
The information with respect to The Indian Hotels Co. Ltd. (“Indian Hotels”) and its subsidiary Samsara Properties Ltd. relates only to class A shares and is derived from their joint Schedule 13D report amended November 8, 2013 and filed with the SEC on that date. The report states that the two companies have shared voting and dispositive power with respect to 7,130,764 class A shares.

(5)
The information with respect to Reuben Brothers Limited (“Reuben Brothers”) and Alexander Bushaev relates only to class A shares and is derived from their joint Schedule 13G/A report filed with the SEC on December 24, 2015. The report states that (a) Reuben Brothers is a corporation and Mr. Bushaev is an individual, (b) Mr. Bushaev manages the investments of Reuben Brothers under contract, and (c) Reuben Brothers and Mr. Bushaev have shared voting and dispositive power with respect to 10,795,518 class A shares.

(6)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 10, 2016. The report states that (a) Vanguard is a registered investment adviser and is reporting on behalf of itself and two wholly-owned subsidiaries, and (b) Vanguard has sole voting power with respect to 117,188 class A shares, sole dispositive power with respect to 5,789,559 class A shares, and shared dispositive power with respect to 119,722 class A shares.

(7)	Class A shares only.

Directors and Executive Officers

The following table sets forth certain information concerning the beneficial ownership of class A common shares of the Company for (i) each current director of the Company, (ii) those executive officers who were executive officers of the Company during 2015, and (iii) all current directors and current executive officers of the Company as a group.

The group total in the following table includes class A shares beneficially owned by directors and executive officers as well as (a) 469,350 class A shares covered by stock options held by them and exercisable within 60 days from February 25, 2016 under the Company’s 2004 Stock Option Plan and 2009 Share Award and Incentive Plan, (b) awards of deferred shares vesting within 60 days under the 2009 Plan covering 661,800 class A shares without performance criteria held by current directors and current executive officers, and (c) awards of restricted shares under the 2009 Plan covering 141,623 class A shares held by current directors and awards of restricted shares under the 2009 Plan covering 97,200 class A shares held by current executive officers. It does not include awards of deferred shares with performance criteria vesting within 60 days covering up to 91,100 class A shares held by current executive officers. The group total represents approximately 1.2% of outstanding class A shares.

As noted above, Messrs. Campbell and Hochberg may be deemed to share beneficial ownership of the class B shares held by Belmond Holdings 1 Ltd. because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares(1)(2)

Harsha V. Agadi	92,200
Ralph K. Aruzza	65,100
Filip J.M. Boyen	162,000
John D. Campbell	87,895
Philippe Cassis	—
Roland A. Hernandez	88,200
Mitchell C. Hochberg	195,231
Ruth A. Kennedy	41,950
Richard M. Levine	183,625
Ian Livingston	10,223
Martin O'Grady	177,035
Gail Rebuck	12,000
Maurizio Saccani	190,075
John M. Scott III	440,100
H. Roeland Vos	147,200
All current directors and current executive officers as a group (12 persons) including stock options and deferred shares vesting within 60 days and restricted shares	1,225,634

(1) Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares and Mr. Campbell shares voting and dispositive power with respect to 11,000 shares.
(2) Includes restricted shares and deferred and shares subject to options as to which the individual has the right to acquire beneficial ownership within 60 days as follows: (i) Mr. Agadi, 11,900 deferred shares without performance criteria vested in June 2015, 10,200 restricted shares vested in July 2015, and 20,300 restricted shares vesting in June 2016; Mr. Aruzza, 65,100 deferred shares that vested following his resignation (information is as of December 9, 2015 at the time of Mr. Aruzza's resignation from the Company); Mr. Boyen, 11,900 deferred shares vested in March 2015 and 126,400 shares subject to vested options at exercise prices ranging from $8.06 to $59.23 or a weighted average of $16.94 per share (information is as of March 31, 2015 at the time of Mr. Boyen's resignation from the Company); Mr. Campbell, 11,900 deferred shares without performance criteria vested in June 2015, 10,200 deferred shares without performance criteria vested in July 2015, 12,000 restricted shares vesting in June 2016, and 13,650 shares subject to vested options at exercise prices ranging from $5.89 to $59.23 or a weighted average of $39.48 per share; Mr . Hernandez, 10,300 restricted shares vested in June 2015, 10,200 restricted shares vested in July 2015, and 36,300 restricted shares vesting in June 2016; Mr. Hochberg, 11,900 deferred shares without performance criteria vested in June 2015, 10,200 restricted shares vested in July 2015, and 20,300 restricted shares vesting in June 2016; Ms. Kennedy, 6,900 deferred shares without performance criteria vested in June 2015, 8,300 restricted shares vesting in June 2016, and 22,200 restricted shares vesting upon Ms. Kennedy's retirement from the board; Mr. Levine, 11,050 deferred shares with performance criteria vested in March 2015, 26,400 deferred shares without performance criteria vested in March 2015, 17,575 deferred shares without performance criteria vesting in March 2016, and 128,600 shares subject to vested options at exercise prices ranging from $8.42 to $11.32 or a weighted average of $9.80 per share; Lord Livingston, 10,223 restricted shares vesting in June 2016; Mr. O'Grady, 4,975 deferred shares with performance criteria vested in March 2015, 11,900 deferred shares without performance criteria vested in March 2015, 15,600 deferred shares without performance criteria vesting in March 2016, and 152,500 shares subject to vested options at exercise prices ranging from $8.06 to $51.90 or a weighted average of $10.69 per share; Baroness Rebuck, 12,000 restricted shares vesting upon Baroness Rebuck's retirement from the board; Mr. Saccani, 4,975 deferred shares with performance criteria vested in March 2015, 11,900 deferred shares without performance criteria vested in March 2015, 15,475 deferred shares without performance criteria vesting in March 2016, and 174,600 shares subject to vested options at exercise prices ranging from $8.06 to $59.23 or a weighted average of $11.11 per share; Mr. Scott, 330,000 deferred shares that had previously vested and 110,000 deferred shares that vested following his resignation (information is as of September 20, 2015 at the time of Mr. Scott's resignation from the Company); and Mr. Vos, 10,200,12,000 and 75,000 restricted shares vesting in each of July 2017, June 2018, and between 2016 and 2018 respectively.

The foregoing table excludes stock options to purchase an aggregate of 576,225 class A shares not exercisable within 60 days held by executie officers under the Company’s 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares covering an aggregate of up to 626,600 class A shares not vesting within 60 days held by directors and executive officers under the 2009 Plan.

The board of directors of the Company adopted revised Corporate Governance Guidelines concerning class A share ownership by non-executive directors and executive management in 2014. The guidelines require each director in office on July 1, 2014 to own class A shares in an amount equivalent to three times the annual board equity compensation amount ($450,000 of class A common shares, being three times the current annual board equity compensation of $150,000 of class A common shares) within five years of July 1, 2014, with the shares owned to be valued at the higher of cost or current market value. Executive management is required to own an amount of class A common shares equal to a multiple of annual base salary within five years of March 1, 2015 as follows: the Chief Executive Officer is to own class A common shares equal to five times annual base salary; Executive Vice Presidents are to own class A common shares equal to three times annual base salary; and selected Senior Vice Presidents and Vice Presidents are to own one times annual base salary.

Voting Control of the Company; Changes in Control

The following table sets forth the voting power held by the beneficial owners of more than 5% of the outstanding class A or class B common shares of the Company that have provided share ownership information to the Company and all directors and executive officers as a group. The directors of the Company who are deemed to be beneficial owners solely because they are directors of Holdings are not listed individually but are included in the group.

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	64.1%
BlackRock et al.	5,635,528	—	2.0%
Dimensional et al.	8,210,933	—	2.9%
Indian Hotels et al.	7,130,764	—	2.5%
Reuben Brothers et al.	10,795,518	—	3.8%
Vanguard et al.	5,789,559	—	2.1%
All current directors and current executive officers as a group (12 persons) including stock options, deferred shares vesting within 60 days, and restricted shares as noted above	1,231,462	18,044,478	68.4%

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

Holdings and the Company's directors and executive officers hold in total approximately 16% in number of the currently outstanding class A and class B shares having approximately 68% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 84% in number of the outstanding common shares having approximately 32% of combined voting power in the Company.

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

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2015 about the Company's outstanding equity compensation awards and shares of class A common stock reserved for future issuance under the Company's equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,950,793 (2)	$11.75(3)	5,324,245 (4)

(1) The Company does not have equity compensation plans that are not approved by security holders.
(2) This number includes 85,650 class A common shares subject to outstanding stock option awards under the Company's 2004 Stock Option Plan, 2,702,957 class A common shares subject to outstanding stock option awards under the 2009 Share Award and Incentive Plan, 923,363 class A common shares subject to deferred share awards (with and without performance criteria) under the 2009 Plan, and 238,823 restricted class A common shares which are deemed beneficially owned by the participant but which have not vested and therefore remain subject to restrictions on transfer.
(3) Because there is no exercise price associated with the class A common deferred and restricted shares, these share awards are not included in the weighted-average price calculation presented in column (b).
(4) This number includes 121,500 class A common shares originally reserved for issuance under the Company's 2000 Stock Option Plan, 736,367 class A common shares originally reserved for issuance under the 2004 Stock Option Plan, and 183,765 class A common shares originally reserved for issuance under the 2007 Performance Share Plan.

ITEM 13.                          Certain Relationships and Related Transactions

Related Person Transactions

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

For a discussion of related party transactions as defined in U.S. GAAP, see Note 24 to the Financial Statements (Item 8 above).

The Audit Committee has the responsibility for the review and approval or ratification of transactions involving the Company and any of its affiliates, including but not limited to officers, directors, and/or their immediate family members, as well as investors who beneficially own more than five percent of any class of voting equity securities of the Company and/or their immediate family members (if the investor is a natural person).

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, Belmond’s independent registered public accounting firm, for audit and permitted non-audit services in 2015 and 2014:

	2015	2014
Year ended December 31,	$	$

Audit fees	2,648,000	2,498,500
Audit-related fees	17,000	—
Tax fees	361,000	254,500
All other fees	97,000	—
Total	3,123,000	2,753,000

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories. There were no other services provided in 2015 and 2014.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting. For 2015 and 2014, all of the audit and permitted non-audit services described above were approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

BELMOND LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2015
Allowance for doubtful accounts	425,000	92,000	(61,000)	(2)	(165,000)	(1)	291,000
Valuation allowance on deferred tax assets	91,462,000	16,320,000	(37,854,000)	(3)	—		69,928,000

Year ended December 31, 2014
Allowance for doubtful accounts	563,000	47,000	(90,000)	(2)	(95,000)	(1)	425,000
Valuation allowance on deferred tax assets	110,780,000	4,573,000	(23,891,000)	(3)	—		91,462,000

Year ended December 31, 2013
Allowance for doubtful accounts	472,000	200,000	9,000	(2)	(118,000)	(1)	563,000
Valuation allowance on deferred tax assets	97,376,000	13,015,000	389,000	(3)	—		110,780,000

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

Dated:  February 25, 2016

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 25, 2016

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ John D. Campbell	Director
John D. Campbell

/s/ Roland A. Hernandez	Chairman and Director
Roland A. Hernandez

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Ruth A. Kennedy	Director
Ruth A. Kennedy

/s/ Ian Livingston	Director
Ian Livingston

/s/ Gail Rebuck	Director
Gail Rebuck

/s/ H. Roeland Vos	President, Chief Executive Officer and Director
H. Roeland Vos

/s/ Martin O’Grady	Executive Vice President, Chief Financial Officer (Chief Accounting Officer)
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to the Current Report on Form 8-K dated July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K dated June 15, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A dated April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K dated December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K dated May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K dated March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K dated June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
10.1	Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K")	Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2	Exhibit 10.2 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.8 to the 2012 Form 10-K	Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9	Exhibit 10.9 to 2012 Form 10-K	Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10	Exhibit 10.10 to 2012 Form 10-K	Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.12	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.13	Exhibit 10.4 to the September 30, 2015 Form 10-Q	Separation Agreement between Belmond Ltd., Belmond (UK) Limited and John M. Scott III dated September 20, 2015
10.14	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended
10.15	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers

Exhibit No.	Incorporated by Reference to	Description
12		Statement of computation of ratios
14	Exhibit 14 to the Current Report on Form 8-K dated April 30, 2013	Code of Conduct as adopted April 30, 2013
21		Subsidiaries of Belmond Ltd.
23
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-188355 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file

The Company hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.