Form 10-Q
period 2016-03-31
Belmond Ltd.
filed 2016-05-05
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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

 As of May 2, 2015, 101,532,174 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2016	December 31, 2015
	$’000	$’000
Assets
Cash and cash equivalents	120,984	135,599
Restricted cash	6,423	2,568
Accounts receivable, net of allowances of $499 and $291	28,560	27,066
Due from unconsolidated companies	15,743	12,157
Prepaid expenses and other	14,119	13,310
Inventories	27,425	25,556
Assets held for sale	2,394	—
Total current assets	215,648	216,256

Property, plant and equipment, net of accumulated depreciation of $364,245 and $343,247	1,100,477	1,078,361
Investments in unconsolidated companies	68,986	71,724
Goodwill	116,080	113,996
Other intangible assets	13,827	13,852
Surplus for pension benefit	181	—
Other assets	15,471	15,286
Total assets (1)	1,530,670	1,509,475

Liabilities and Equity
Accounts payable	12,976	15,826
Accrued liabilities	74,161	71,653
Deferred revenue	46,262	32,266
Current portion of long-term debt and obligations under capital leases	5,425	5,349
Total current liabilities	138,824	125,094

Long-term debt and obligations under capital leases	584,451	577,543
Liability for pension benefit	—	355
Other liabilities	22,286	20,470
Deferred income taxes	111,093	123,910
Liability for uncertain tax positions	3,765	3,678
Total liabilities (1)	860,419	851,050

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 101,468,745 (2015 — 101,447,557)	1,016	1,015
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2015 — 18,044,478)	181	181

Additional paid-in capital	974,816	975,419
Retained earnings	14,859	16,172
Accumulated other comprehensive loss	(320,850)	(334,542)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2015 — 18,044,478)	(181)	(181)
Total shareholders’ equity	669,841	658,064
Non-controlling interests	410	361
Total equity	670,251	658,425

Total liabilities and equity	1,530,670	1,509,475

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at March 31, 2016 and December 31, 2015 is Charleston Center LLC. These assets and liabilities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	$’000	$’000

Assets
Cash and cash equivalents	3,692	2,569
Accounts receivable, net of allowances of $5 and $Nil	2,231	2,712
Prepaid expenses and other	787	1,232
Inventories	1,238	1,231
Total current assets	7,948	7,744

Property, plant and equipment, net of accumulated depreciation of $32,157 and $30,260	201,089	201,342
Other assets	1,510	1,566
Total assets	210,547	210,652

Liabilities
Accounts payable	1,258	3,764
Accrued liabilities	4,075	2,910
Deferred revenue	3,100	2,551
Current portion of long-term debt and obligations under capital leases	232	229
Total current liabilities	8,665	9,454

Long-term debt and obligations under capital leases	96,333	96,392
Other liabilities	16,690	16,540
Total liabilities	121,688	122,386

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Revenue	97,402	99,490

Expenses:
Cost of services	45,104	47,801
Selling, general and administrative	46,644	48,021
Depreciation and amortization	13,067	12,579

Total operating costs and expenses	104,815	108,401

Gain on disposal of property, plant and equipment	150	150

Losses from operations	(7,263)	(8,761)

Interest income	116	263
Interest expense	(7,510)	(7,615)
Foreign currency, net	2,858	(2,756)

Losses before income taxes and earnings from unconsolidated companies, net of tax	(11,799)	(18,869)

Benefit from income taxes	9,596	9,280

Losses before earnings from unconsolidated companies, net of tax	(2,203)	(9,589)

Earnings from unconsolidated companies, net of tax provision/(benefit) of $876 and $(724)	835	325

Losses from continuing operations	(1,368)	(9,264)

Net losses from discontinued operations, net of tax provision/(benefit) of $Nil and $Nil	(101)	(190)

Net losses	(1,469)	(9,454)

Net (earnings)/losses attributable to non-controlling interests	(99)	(95)

Net losses attributable to Belmond Ltd.	(1,568)	(9,549)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended
	March 31, 2016	March 31, 2015
	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.01)	(0.09)
Net earnings/(losses) from discontinued operations	—	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.02)	(0.09)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.01)	(0.09)
Net earnings/(losses) from discontinued operations	—	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.02)	(0.09)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Net losses	(1,469)	(9,454)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil and $(1,400)	15,074	(51,242)
Change in fair value of derivatives, net of tax provision/(benefit) of $(459) and $(524)	(1,468)	(1,019)
Change in pension liability, net of tax provision/(benefit) of $29 and $Nil	133	185
Total other comprehensive income/(losses), net of tax	13,739	(52,076)

Total comprehensive income/(losses)	12,270	(61,530)

Comprehensive (income)/losses attributable to non-controlling interests	(146)	89

Comprehensive income/(losses) attributable to Belmond Ltd.	12,124	(61,441)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
	$'000	$'000

Cash flows from operating activities:
Net losses	(1,469)	(9,454)
Less: Net losses from discontinued operations, net of tax	(101)	(190)

Net losses from continuing operations	(1,368)	(9,264)
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	13,067	12,579
Gain on disposal of property, plant and equipment	(150)	(150)
Earnings from unconsolidated companies, net of tax	(835)	(325)
Amortization of debt issuance costs and discount on secured term loan	708	695
Share-based compensation	1,642	750
Change in provisions for uncertain tax positions	68	88
Provision for/(benefit from) deferred income tax	(14,595)	(14,482)
Other non-cash movements	466	74
Effect of exchange rates on net losses	(4,084)	1,940
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(684)	(4,016)
Due from unconsolidated companies	(917)	386
Prepaid expenses and other	(826)	(1,420)
Inventories	(904)	875
Escrow and prepaid customer deposits	(3,881)	(1,313)
Accounts payable	(3,945)	(5,463)
Accrued liabilities	970	4,680
Deferred revenue	12,651	12,732
Other, net	(219)	3
Other cash movements:
Dividends from equity method investees	1,106	810

Net cash used in operating activities from continuing operations	(1,730)	(821)
Net cash used in operating activities from discontinued operations	(101)	(190)

Net cash used in operating activities	(1,831)	(1,011)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Three months ended
	March 31, 2016	March 31, 2015
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(11,013)	(16,842)
Capital expenditure to acquire intangible assets	—	(706)
Release of restricted cash	80	122

Net cash used in investing activities from continuing operations	(10,933)	(17,426)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(10,933)	(17,426)

Cash flows from financing activities:
Repurchase of shares	(1,992)	—
Exercised share options and vested share awards	3	17
Dividend to non-controlling interest	(7)	(20)
Principal payments under long-term debt	(1,342)	(1,411)

Net cash used in financing activities from continuing operations	(3,338)	(1,414)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(3,338)	(1,414)

Effect of exchange rate changes on cash and cash equivalents	1,487	(4,775)

Net decrease in cash and cash equivalents	(14,615)	(24,626)

Cash and cash equivalents at beginning of period (includes $Nil and $Nil of cash presented within assets held for sale)	135,599	135,118

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	120,984	110,492

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	(Accumulated deficit) /retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	750	—	—	—	—	750
Exercised share options and vested share awards	—	2	—	15	—	—	—	—	17
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—
Comprehensive (losses)/income:
Net (losses)/earnings attributable to common shares	—	—	—	—	(9,549)	—	—	95	(9,454)
Other comprehensive losses	—	—	—	—	—	(51,892)	—	(184)	(52,076)

Balance, March 31, 2015	—	1,042	181	1,001,568	(3,786)	(298,312)	(181)	986	701,498

Balance, January 1, 2016	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	1,642	—	—	—	—	1,642
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(97)	(97)
Comprehensive (losses)/income:
Net (losses)/earnings attributable to common shares	—	—	—	—	(1,568)	—	—	99	(1,469)
Other comprehensive income	—	—	—	—	—	13,692	—	47	13,739

Balance, March 31, 2016	—	1,016	181	974,816	14,859	(320,850)	(181)	410	670,251

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At March 31, 2016, Belmond owned, invested in or managed 34 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or the fiscal year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. See Note 2 to the consolidated financial statements in the 2015 Annual Report on Form 10-K for additional information regarding significant accounting policies.

For interim reporting purposes, Belmond calculates its tax expense by estimating its global annual effective tax rate and applies that rate in providing for income taxes on a year-to-date basis. Belmond has calculated an expected annual effective tax rate, excluding significant or unusual items, and the tax effect of jurisdictions with losses for which a tax benefit cannot be recognized. The income tax expense (or benefit) related to all other items is individually computed and recognized when the items occur.

Accounting policies

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year.

Accounting pronouncements adopted during the period

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends consolidation requirements and changes the analysis required in relation to variable interest entities and whether or not these entities should be consolidated. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial position, results of operations and cash flows.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for periods beginning after December 15, 2016. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

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

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. A distinction between finance leases and operating leases is retained, with the result that the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous lease guidance. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Some elements of the new guidance are applicable on a prospective basis, some elements on a retrospective basis and some using a modified retrospective transition method. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended
	March 31, 2016	March 31, 2015

Numerator ($'000)
Net earnings/(losses) from continuing operations	(1,368)	(9,264)
Net earnings/(losses) from discontinued operations	(101)	(190)
Net losses/(earnings) attributable to non-controlling interests	(99)	(95)

Net earnings/(losses) attributable to Belmond Ltd.	(1,568)	(9,549)

Denominator (shares '000)
Basic weighted average shares outstanding	101,315	104,112
Effect of dilution	—	—

Diluted weighted average shares outstanding	101,315	104,112

	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.014)	(0.089)
Net earnings/(losses) from discontinued operations	(0.001)	(0.002)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.016)	(0.092)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.014)	(0.089)
Net earnings/(losses) from discontinued operations	(0.001)	(0.002)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.016)	(0.092)

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended
	March 31, 2016	March 31, 2015

Share options	2,754,007	3,098,063
Share-based awards	1,442,405	1,664,766

Total	4,196,412	4,762,829

The number of share options and share-based awards unexercised at March 31, 2016 was 4,196,412 (March 31, 2015 - 4,762,849).

3.    Assets held for sale and discontinued operations

(a)    Properties sold

There were no properties sold during the three months ended March 31, 2016 and 2015.

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

Summarized operating results of the properties classified as discontinued operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(97)	(4)	(101)

Losses before tax	(97)	(4)	(101)

Net losses from discontinued operations	(97)	(4)	(101)

	Three months ended March 31, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(150)	(40)	(190)

Losses before tax	(150)	(40)	(190)

Net losses from discontinued operations	(150)	(40)	(190)

The results of discontinued operations for the three months ended March 31, 2016 include legal fees of $97,000 (March 31, 2015 - $150,000) in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17.

(c)    Assets and liabilities held for sale

At March 31, 2016, property, plant and equipment of $2,394,000 related to the trains carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia, was held for sale, as an agreement had been reached to sell these carriages to the Company’s PeruRail joint venture for their carrying value.

There were no assets or liabilities classified as held for sale at December 31, 2015.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $210,547,000 at March 31, 2016 (December 31, 2015 - $210,652,000) and exclude goodwill of $40,395,000 (December 31, 2015 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $121,688,000 at March 31, 2016 (December 31, 2015 - $122,386,000).

All deferred taxes attributable to the Company’s investment in the LLC arise at the investor level and are therefore not included in the footnote to the condensed consolidated balance sheets.

(b)    VIEs of which Belmond is not the primary beneficiary

Belmond holds a 25% equity investment in Eastern and Oriental Express Ltd., which operates the Eastern & Oriental Express luxury tourist train in Southeast Asia. Belmond concluded that the Eastern & Oriental Express joint venture is a variable interest entity because the total equity at risk is insufficient for it to fund its operations without additional subordinated financial support. Belmond is not the primary beneficiary of the joint venture because it does not have the power to direct the activities that most significantly impact the economic performance of the entity. The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of consolidated operations.

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	$’000	$’000	$’000	$’000

Investment	3,040	2,972	3,040	2,972
Due from unconsolidated company	4,526	4,872	4,526	4,872
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	7,566	7,844	7,566	7,844

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at March 31, 2016, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, a joint venture in which Belmond holds a 50% equity interest acquired real estate in Buzios, a beach resort area in Brazil, for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the joint venture company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the expropriation of the land in exchange for a payment of fair compensation to the joint venture. In April 2011, the State of Rio de Janeiro took over the expropriation process as part of a broader State plan to develop a large environmental park. Under applicable law, the State had five years to carry out the expropriation in exchange for fair value, which it has failed to do by the April 18, 2016 deadline. As a result, the land returns unencumbered to the joint venture, although it can be subject to expropriation again after a period of one year. The Company and its joint venture partner are assessing their options, including negotiation with or litigation against the State to seek a permanent resolution of the status of the land, but in any case, the Company expects to recover its investment in the project.

On May 21, 2015, Belmond sold its 50% ownership in Hotel Ritz by Belmond, Madrid, Spain. Belmond and its joint venture partner sold the shares in the entity that owns the hotel for gross proceeds of €130,000,000 ($144,529,000 at date of sale). As a condition of the sale, Belmond’s management contract with Hotel Ritz by Belmond was terminated, resulting in the receipt of a termination fee of $2,292,000 and a gain of $19,676,000.

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	March 31, 2016	December 31, 2015
	$’000	$’000

Current assets	83,481	59,372

Property, plant and equipment, net of accumulated depreciation	281,589	207,469
Other non-current assets	29,267	30,643
Non-current assets	310,856	238,112

Total assets	394,337	297,484

Current liabilities, including $20,099 and $19,171 current portion of third-party debt	95,800	86,092

Long-term debt	139,898	48,681
Other non-current liabilities	28,017	26,540
Non-current liabilities	167,915	75,221

Total shareholders’ equity	130,622	136,171

Total liabilities and shareholders’ equity	394,337	297,484

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Revenue	38,738	33,836

Gross profit[1]	25,844	18,846

Net earnings[2]	1,804	796
1 Gross profit is defined as revenues less cost of services of the unconsolidated companies.
2 There were no discontinued operations or cumulative effects of a change in an accounting principle in the unconsolidated companies.

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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at March 31, 2016, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2020, $19,084,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed $650,000 of the debt obligations of the rail joint venture in Peru through May 2016. Belmond has also contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $6,676,000, through May 2016.

Previously, Belmond had guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the year ended December 31, 2015.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2016	December 31, 2015
	$’000	$’000

Land and buildings	1,024,844	994,382
Machinery and equipment	185,723	182,510
Fixtures, fittings and office equipment	235,222	225,943
River cruise ship and canal boats	18,933	18,773

	1,464,722	1,421,608
Less: Accumulated depreciation	(364,245)	(343,247)

Total property, plant and equipment, net of accumulated depreciation	1,100,477	1,078,361

 The depreciation charge on property, plant and equipment for the three months ended March 31, 2016 was $12,944,000 (March 31, 2015 - $12,485,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $201,089,000 at March 31, 2016 (December 31, 2015 - $201,342,000).

There were no impairments of property, plant and equipment in the three months ended March 31, 2016 and 2015. In the three months ended March 31, 2016, Belmond considered whether the decline in performance of Belmond Road to Mandalay and Belmond Orcaella caused by increased competition in Myanmar indicated that the carrying amounts of these businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required.Under the first step of the fixed assets impairment test, the sums of the undiscounted cash flows expected to result from Belmond Road to Mandalay and Belmond Orcaella were approximately 21% and 25%, respectively, in excess of their carrying values. Factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset groups include the future operating projections of the river cruise businesses, particularly passenger numbers, ticket prices and fixed costs.

In the current quarter Belmond also considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of Belmond Northern Belle’s fixed assets may not be recoverable. While Belmond concluded that there was no impairment trigger in the current quarter as the performance of the asset group is in line with operating projections, it is carefully monitoring the situation. Factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset group include the future operating projections of the train, particularly passenger numbers and ticket prices, and any deterioration in the U.K. regional economy.

There was no capitalized interest in the three months ended March 31, 2016 and 2015.

7.    Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

	At January 1, 2016					At March 31, 2016
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,263	(14,202)	50,061	—	2,640	66,903	(14,202)	52,701
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	19,975	(13,149)	6,826	—	298	20,273	(13,149)	7,124
Owned trains and cruises	7,780	(662)	7,118	—	(854)	6,926	(662)	6,264

Total	158,119	(44,123)	113,996	—	2,084	160,203	(44,123)	116,080

In the three months ended March 31, 2016, Belmond considered whether the increased relative expense of the Asia region indicated that it was more likely than not that the fair value of Belmond La Résidence d’Angkor was less than its carrying value. Belmond concluded that an impairment trigger existed and an impairment test was required. Under the first step of the goodwill impairment test, the fair value of Belmond La Résidence d’Angkor was approximately 15% in excess of its carrying value. Belmond La Résidence d’Angkor had a goodwill balance of $1,548,000 at March 31, 2016. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability in the region or changes in future travel patterns or local competitive supply.

Also in the three months ended March 31, 2016, Belmond considered whether the continued volatility of the Russian economic environment as a result of economic sanctions and low oil prices indicated that it was more likely than not that the fair value of Belmond Grand Hotel Europe was less than its carrying value. While Belmond concluded that there was no impairment trigger in the current quarter as the performance of the reporting unit is in line with operating projections, it is carefully monitoring the situation. Goodwill assigned to this reporting unit was RUB558.0 million (equivalent to $8,253,000) at March 31, 2016. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, economic sanctions and the timing and extent of recovery in the Russian economy.

8.    Other intangible assets

Other intangible assets consist of the following as of March 31, 2016:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2016	8,493	1,791	7,100	17,384
Additions	—	—	—	—
Foreign currency translation adjustment	145	(48)	—	97

Balance at March 31, 2016	8,638	1,743	7,100	17,481

Accumulated amortization:
Balance at January 1, 2016	2,272	1,260		3,532
Charge for the period	93	30		123
Foreign currency translation adjustment	33	(34)		(1)

Balance at March 31, 2016	2,398	1,256		3,654

Net book value:
At March 31, 2016	6,240	487	7,100	13,827

At December 31, 2015	6,221	531	7,100	13,852

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the three months ended March 31, 2016, Belmond considered whether the continued volatility of the Russian economic environment as a result of economic sanctions and low oil prices indicated that it was more likely than not that the fair value of the Belmond Grand Hotel Europe trade name was less than its carrying value. While Belmond concluded that there was no impairment trigger in the current quarter, it is carefully monitoring the situation. Belmond Grand Hotel Europe had a trade name balance of $7,100,000 at March 31, 2016. See Note 7 for discussion of factors that could reasonably be expected to potentially have an adverse effect on the fair value of the trade name.

Total amortization expense for the three months ended March 31, 2016 was $123,000 (March 31, 2015 - $94,000). Estimated total amortization expense for the remainder of the year ending December 31, 2016 is $369,000 and for each of the years ending December 31, 2016 to December 31, 2020 is $492,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	March 31, 2016	December 31, 2015
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of three to 12 years (2015 - four to 13 years), with a weighted average interest rate of 4.28% (2015 - 4.28%)	602,798	596,428
Obligations under capital lease	50	59

Total long-term debt and obligations under capital lease	602,848	596,487

Less: Current portion	5,425	5,349
Less: Discount on secured term loan	1,832	1,894
Less: Debt issuance costs	11,140	11,701

Non-current portion of long-term debt and obligations under capital lease	584,451	577,543

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2016:

$’000

Remainder of 2016	4,072
2017	5,416
2018	5,417
2019	91,428
2020	5,443
2021	481,072
2022 and thereafter	10,000

Total long-term debt and obligations under capital lease	602,848

The Company has guaranteed $505,526,000 of the long-term debt of its subsidiary companies as at March 31, 2016 (December 31, 2015 - $499,100,000).

The tables above include the debt of Charleston Center LLC of $97,272,000 at March 31, 2016 (December 31, 2015 - $97,328,000). The debt is non-recourse to Belmond and includes $86,000,000 which was refinanced in August 2014 and a 1984 development loan from a public agency in the principal amount of $10,000,000 on which interest of $16,690,000 has accrued (December 31, 2015 - $16,540,000). These amounts are included in the liabilities of Charleston Center LLC (see Note 4). The development loan matures in 2028 and during its term provides for the lenders to receive 15% of the “net proceeds” (as defined in the applicable loan agreement) from any sale or refinancing of the property (other than a refinancing of the $86,000,000 first mortgage loan).

Debt issuance costs related to the above outstanding long-term debt were $11,140,000 at March 31, 2016 (December 31, 2015 - $11,701,000 ), including $707,000 at March 31, 2016 (December 31, 2015 - $707,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $106,136,000 of revolving credit and working capital facilities at March 31, 2016 (December 31, 2015 - $106,082,000) of which $106,136,000 was available (December 31, 2015 - $106,082,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2016	December 31, 2015
	$’000	$’000

Interest rate swaps (see Note 19)	3,569	1,733
Long-term accrued interest on subordinated debt at Charleston Center LLC	16,690	16,540
Deferred gain on sale of Inn at Perry Cabin by Belmond	1,800	1,950
Deferred lease incentive	227	247

Total other liabilities	22,286	20,470

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	226	243
Expected return on assets	(295)	(255)
Net amortization and deferrals	162	185

Net periodic benefit cost	93	173

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,832,000 at March 31, 2016) annually until the plan is fully funded, which, based on its December 2012 actuarial assessment (prepared using assumptions which differ in some respects to those used to value the liability for these financial statements), is projected to occur in 2017. During the three months ended March 31, 2016, contributions of $455,000 (March 31, 2015 - $480,000) were made to the pension plan and Belmond anticipates contributing an additional $1,377,000 to fund the plan in 2016 for a total of $1,832,000.

Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $11,808,000 at March 31, 2016), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three months ended March 31, 2016, the income tax benefit was $9,596,000 (March 31, 2015 - $9,280,000). This increase in additional income tax benefits is due to a reduction in enacted tax rates in one territory and the exclusion of certain loss-making territories from the calculation of the annual effective tax rate, and is partially offset by a decrease in pre-tax losses to $11,799,000 for the three months ended March 31, 2016 from $18,869,000 for the three months ended March 31, 2015.

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,660	6,920

Interest on legal settlements	142	—

Amortization of debt issuance costs and discount on secured term loan	708	695

Total interest expense	7,510	7,615

14.    Supplemental cash flow information

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Cash paid during the period for:
Interest	6,313	6,897

Income taxes, net of refunds	4,931	5,114

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a increase of $845,000 for the three months ended March 31, 2016 (March 31, 2015 - increase of $107,000).

15.    Restricted cash

The major balances in restricted cash are as follows:

	March 31, 2016	December 31, 2015
	$’000	$’000

Cash deposits required to be held with lending banks as collateral	669	749
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	5,766	1,909
Bonds and guarantees	657	659

Total restricted cash	7,092	3,317

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at March 31, 2016 was $669,000 (December 31, 2015 - $749,000).

16.    Share-based compensation plans

At March 31, 2016, Belmond had two share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three months ended March 31, 2016 was $1,642,000 (March 31, 2015 - $750,000). The total compensation cost related to unexercised options and unvested share awards at March 31, 2016 to be recognized over the period April 1, 2016 to March 31, 2020 was $12,336,000 and the weighted average period over which it is expected to be recognized is 30 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the three months ended March 31, 2016. The last outstanding award under the 2000 stock option plan lapsed during the three months ended March 31, 2016.

2009 share award and incentive plan

During the three months ended March 31, 2016, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2017	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2018	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2019	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2020	$0.01
Deferred shares with performance criteria	70,100	March 18, 2016	March 18, 2019	$0.01
Deferred shares with performance criteria	223,800	March 18, 2016	March 18, 2019	$0.01

17.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $8,133,000 at March 31, 2016 (December 31, 2015 - $8,662,000).

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but the Court reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda that are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation that has to date only involved SCL, although no claims have been asserted. As a precautionary measure to defend the hotel, CHP commenced a declaratory lawsuit in the Rio state court in December 2013 seeking judicial declarations that no fraud was committed against the SCL plaintiffs when the shares in CHP were sold to the Company in 2000 and that the sale of the shares did not render SCL insolvent. Pending rulings on those declarations, the court granted CHP an injunction preventing the SCL plaintiffs from provisionally enforcing their 2011 judgments against CHP, which judgment was subsequently reversed on appeal in May 2014. In September 2014, CHP sought reconsideration from the appellate court of this decision, but the court dismissed its request, resulting in the return of the declaratory lawsuit proceedings to the Rio State Court. Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no accruals in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously.

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

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$16,715,000 (equivalent to $4,697,000 at March 31, 2016). However, until August 2014, the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($3,109,000) per annum without an annual adjustment for inflation as provided in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid plus monetary correction, which totals R$19,219,000 ($5,400,000), has been fully accrued. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at March 31, 2016 below. Beyond the amounts accrued, management estimates that the range of possible additional loss to Belmond could be between R$1,000,000 and R$1,500,000 (equivalent to $281,000 and $421,000 at March 31, 2016) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,778,000) was due on March 31, 2015 as a result of the denial of the application. The Secretary has yet to address Belmond’s request for re-consideration of the Ministry’s decision, so that pending this requested reconsideration and exhaustion of administrative remedies, the Company has not paid to the Ministry the amount claimed due. In the meantime, the Company is considering proceedings against the Ministry in the Brazilian courts.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and declared that the entire proceeding be vacated. The court of first instance reconsidered the matter in January 2016 and again dismissed the Public Prosecutor's claim on technical grounds. The Public Prosecutor's office has appealed this decision as well and a hearing is scheduled for June 16, 2016 at the Superior Court of Cusco. As both a procedural and substantive matter, Belmond believes it has meritorious defenses and intends to contest the matter vigorously.

In July 2015, Cupecoy Village Development N.V. received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believes indicates a maximum possible loss of $16,500,000. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company has provided a written response to the tax authorities disputing their assessment and expects the resolution of this dispute to result in only an immaterial cost.

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its U.K. and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office (“OHIM”) against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond also expects to prevail. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated company of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia. In addition, there are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani”, and in August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to restaurants on an EU-wide basis (other than the U.K.) rather than only Italy. The Company has appealed this decision. Separate proceedings brought by Belmond in Spain to defend Belmond's marks against a use by the Cipriani family and its affiliated entities of "Cipriani" to promote a restaurant have been stayed pending the outcome of the Venice appeal. While Belmond believes that it has meritorious cases in all of these Italian proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters.

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

Future rental payments as at March 31, 2016 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2016	6,979
2017	9,667
2018	10,024
2019	8,695
2020	8,706
2021	9,550
2022 and thereafter	62,896

Future rental payments under operating leases	116,517

Rental expense for the three months ended March 31, 2016 amounted to $2,620,000 (March 31, 2015 - $2,844,000).

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

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
March 31, 2016	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	2	—	2

Total assets	—	2	—	2

Liabilities at fair value:
Derivative financial instruments	—	(6,382)	—	(6,382)

Total net liabilities	—	(6,380)	—	(6,380)

	Level 1	Level 2	Level 3	Total
December 31, 2015	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	4	—	4

Total assets	—	4	—	4

Liabilities at fair value:
Derivative financial instruments	—	(4,464)	—	(4,464)

Total net liabilities	—	(4,460)	—	(4,460)

During the three months ended March 31, 2016, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of March 31, 2016 and December 31, 2015 were as follows:

		March 31, 2016		December 31, 2015
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	602,798	572,823	596,428	630,455

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis in the three months ended March 31, 2016 and 2015.

19.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cash flow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

Cash flow hedges of interest rate risk

As of March 31, 2016 and December 31, 2015, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	March 31, 2016	December 31, 2015
	’000	’000

Interest rate swaps	€73,500	€73,688
Interest rate swaps	$212,050	$212,481
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of March 31, 2016 and December 31, 2015:

		Fair value as of March 31, 2016	Fair value as of December 31, 2015
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	2	4
Interest rate derivatives	Accrued liabilities	(2,813)	(2,731)
Interest rate derivatives	Other liabilities	(3,569)	(1,733)

Total		(6,380)	(4,460)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at March 31, 2016 and December 31, 2015. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At March 31, 2016, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,760,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three months ended March 31, 2016 was a loss of $7,661,000 (March 31, 2015 - gain of $20,155,000).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $6,382,000 (December 31, 2015 - $4,464,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $6,540,000 (December 31, 2015 - $4,513,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $167,426,000 at March 31, 2016, being a liability of Belmond (December 31, 2015 - $160,138,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Three months ended March 31, 2016	$’000	$’000	$’000	$’000

Balance at January 1, 2016	(320,508)	(4,091)	(9,943)	(334,542)

Other comprehensive income/(loss) before reclassifications	15,027	(2,177)	133	12,983

Amounts reclassified from AOCI	—	709	—	709

Net current period other comprehensive income/(loss)	15,027	(1,468)	133	13,692

Balance at March 31, 2016	(305,481)	(5,559)	(9,810)	(320,850)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	March 31, 2016	March 31, 2015
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	709	729	Interest expense

Total reclassifications for the period	709	729

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Owned hotels:
Europe	13,425	11,918
North America	39,602	40,978
Rest of world	35,268	36,808
Total owned hotels	88,295	89,704
Part-owned/managed hotels	674	860
Total hotels	88,969	90,564
Owned trains and cruises	6,439	7,608
Part-owned/managed trains	1,994	1,318
Total trains and cruises	8,433	8,926

Total revenue	97,402	99,490

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Owned hotels:
Europe	(5,617)	(7,390)
North America	9,496	10,820
Rest of world	11,511	11,427
Total owned hotels	15,390	14,857
Part-owned/managed hotels	395	(307)
Total hotels	15,785	14,550
Owned trains and cruises	(2,881)	(2,298)
Part-owned/managed trains	3,720	1,857
Total trains and cruises	839	(441)

Reconciliation to net losses:
Total segment profit	16,624	14,109

Gain on disposal of property, plant and equipment and equity method investments	150	150
Central overheads	(7,617)	(10,090)
Share-based compensation	(1,642)	(750)
Depreciation and amortization	(13,067)	(12,579)
Interest income	116	263
Interest expense	(7,510)	(7,615)
Foreign currency, net	2,858	(2,756)
Benefit from income taxes	9,596	9,280
Share of (provision for)/benefit from income taxes of unconsolidated companies	(876)	724

Losses from continuing operations	(1,368)	(9,264)
Losses from discontinued operations	(101)	(190)

Net losses	(1,469)	(9,454)

Earnings from unconsolidated companies, net of tax:

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Part-owned/managed hotels	(87)	(505)
Part-owned/managed trains	922	830

Total earnings from unconsolidated companies, net of tax	835	325

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Owned hotels:
Europe	3,078	8,965
North America	2,169	3,261
Rest of world	1,885	1,978
Total owned hotels	7,132	14,204
Owned trains and cruises	3,349	2,472

Unallocated corporate	532	166

Total capital expenditure to acquire property, plant and equipment	11,013	16,842

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended
	March 31, 2016	March 31, 2015
	$’000	$’000

Bermuda	—	—
Italy	2,243	1,301
United Kingdom	6,798	7,313
United States	24,095	25,075
Brazil	18,443	19,910
All other countries	45,823	45,891

Total revenue	97,402	99,490

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three months ended March 31, 2016, Belmond earned management fees from Eastern and Oriental Express Ltd. of $122,000 (March 31, 2015 - $125,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at March 31, 2016 was $4,526,000 (December 31, 2015 - $4,872,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2016, Belmond earned management and guarantee fees from its Peruvian joint ventures of $2,575,000 (March 31, 2015 - $1,860,000), which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at March 31, 2016 was $10,902,000 (December 31, 2015 - $7,285,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at March 31, 2016 was $315,000 (December 31, 2015 - $272,000).

Belmond managed, under long-term contract, Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. In the three months ended March 31, 2016, Belmond earned $Nil (March 31, 2015 - $190,000) in management fees from Hotel Ritz by

Belmond, which are recorded in revenue, and $Nil (March 31, 2015 - $126,000) in interest income. The amount due to Belmond from Hotel Ritz by Belmond at March 31, 2016 was $Nil (December 31, 2015 - $Nil). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 5.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2015 and 2014, respectively, derived primarily from the Europe, North America and Rest of world segments.

Hotels in 2016 consisted of 29 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment.

Belmond's part-owned/managed segment consists of five hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in four of the managed hotels.

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties as part of management's long-term strategy to reduce leverage and redeploy the capital in properties with higher potential returns.

In May 2015, Belmond completed the sale of Hotel Ritz by Belmond, Madrid, Spain. The gain on sale was reported within gain on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations in the relevant periods.

Belmond's owned trains and cruises segment consists of four European tourist trains, two river cruise ships in Myanmar and one French canal cruise business. Belmond's part-owned/managed trains segment consists of two train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in both train businesses.

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

Results of Operations

Belmond’s operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, expressed as a percentage of revenue, are as follows:

	Three months ended
	March 31, 2016	March 31, 2015
	%	%

Revenue:
Owned hotels:
Europe	13	12
North America	41	41
Rest of world	36	37
Total owned hotels	90	90
Part-owned/managed hotels	1	1
Total hotels	91	91
Owned trains and cruises	7	8
Part-owned/managed trains	2	1
Total trains and cruises	9	9

Total revenue	100	100

Cost of services	(46)	(48)
Selling, general and administrative	(48)	(48)
Depreciation and amortization	(13)	(13)
Interest income, interest expense and foreign currency, net	(5)	(10)
Losses before income taxes and earnings from unconsolidated companies, net of tax	(12)	(19)
Benefit from income taxes	10	9
Earnings from unconsolidated companies, net of tax	1	—
Losses from continuing operations	(1)	(10)
Net (losses)/earnings from discontinued operations, net of tax	—	—

Net losses	(1)	(10)

Operating information for Belmond’s owned hotels for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended
	March 31, 2016	March 31, 2015

Rooms available
Europe	43,785	43,391
North America	64,883	64,260
Rest of world	93,457	91,350
Worldwide	202,125	199,001

Rooms sold
Europe	19,072	16,504
North America	44,753	44,594
Rest of world	63,024	59,129
Worldwide	126,849	120,227

Occupancy (percentage)
Europe	44	38
North America	69	69
Rest of world	67	65
Worldwide	63	60

Average daily rate (in U.S. dollars)
Europe	355	333
North America	468	482
Rest of world	366	402
Worldwide	401	422

RevPAR (in U.S. dollars)
Europe	155	127
North America	323	335
Rest of world	247	260
Worldwide	251	255

	Three months ended March 31,		Change %
	2016	2015	Dollars	Constant currency

Same Store RevPAR (in dollars)
Europe	155	127	22%	30%
North America	323	335	(4)%	(3)%
Rest of world	248	260	(5)%	16%
Worldwide	252	255	(1)%	9%

The same store RevPAR data for the three months ended March 31, 2016 and March 31, 2015 exclude the operations of Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris, as it was closed for renovation during the 2015 period.

Overview

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The net losses attributable to Belmond Ltd. for the three months ended March 31, 2016 were $1.6 million ($0.02 per common share) on revenue of $97.4 million, compared with net losses of $9.5 million ($0.09 per common share) on revenue of $99.5 million for the three months ended March 31, 2015. The improvement in net losses was primarily due to a foreign exchange gain of $2.9 million recognized in the three months ended March 31, 2016, compared with a foreign exchange loss of $2.8 million recognized in the three months ended March 31, 2015.

Revenue

	Three months ended
	March 31, 2016	March 31, 2015
	$ millions	$ millions

Revenue:
Owned hotels:
Europe	13.4	11.9
North America	39.6	41.0
Rest of world	35.3	36.8
Total owned hotels	88.3	89.7
Part-owned/managed hotels	0.7	0.9
Total hotels	89.0	90.6
Owned trains and cruises	6.4	7.6
Part-owned/managed trains	2.0	1.3
Total trains and cruises	8.4	8.9

Total revenue	97.4	99.5

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Total revenue was $97.4 million for the three months ended March 31, 2016, a decrease of $2.1 million, or 2%, from $99.5 million for the three months ended March 31, 2015. Total hotels revenue was $89.0 million for the three months ended March 31, 2016, a decrease of $1.6 million, or 2%, from $90.6 million for the three months ended March 31, 2015. The decrease in total hotels revenue was largely due to the year-over-year depreciation of the Brazilian real and South African rand against the U.S. dollar, respectively, which offset revenue growth at the Company’s European properties. Revenue from trains and cruises was $8.4 million for the three months ended March 31, 2016, a decrease of $0.5 million, or 6%, from $8.9 million for the three months ended March 31, 2015, which was largely due to the decline of the Company’s two river cruise ships in Myanmar, partially offset by revenue growth at the Company’s PeruRail joint venture.

Owned hotels - Europe

	Three months ended
	March 31, 2016	March 31, 2015

Rooms available	43,785	43,391
Rooms sold	19,072	16,504
Occupancy (percentage)	44	38
Average daily rate (in U.S. dollars)	355	333
RevPAR (in U.S. dollars)	155	127
Same store RevPAR (in U.S. dollars)	155	127

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue was $13.4 million for the three months ended March 31, 2016, an increase of $1.5 million, or 13%, from $11.9 million for the three months ended March 31, 2015. This was primarily due to $0.9 million revenue increase at Belmond Reid’s Palace due to increased demand for the destination, which led to a 13-point increase in occupancy. In addition, there was a $0.5 million revenue increase at Belmond Hotel Cipriani, primarily due to Easter falling in the first quarter of 2016 compared with the second quarter in the prior year, leading to strong occupancy and ADR growth. ADR in U.S. dollar terms for the European owned hotels segment increased to $355 in the three months ended March 31, 2016 from $333 in the three months ended March 31, 2015. Occupancy increased to 44% in the three months ended March 31, 2016 from 38% in the three months ended March 31, 2015. Same store RevPAR increased by 22% in U.S. dollars, to $155 in the three months ended March 31, 2016 from $127 in the three months ended March 31, 2015, an increase of 30% on a constant currency basis.

Owned hotels - North America

	Three months ended
	March 31, 2016	March 31, 2015

Rooms available	64,883	64,260
Rooms sold	44,753	44,594
Occupancy (percentage)	69	69
Average daily rate (in U.S. dollars)	468	482
RevPAR (in U.S. dollars)	323	335
Same store RevPAR (in U.S. dollars)	323	335

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue was $39.6 million for the three months ended March 31, 2016, a decrease of $1.4 million, or 3%, from $41.0 million for the three months ended March 31, 2015. This decrease was attributable to a $0.7 million revenue decline at each of Belmond El Encanto and Belmond Maroma Resort & Spa. Belmond El Encanto recorded a fall in food and beverage revenue and a reduction in group business, primarily due to a large hotel buyout in the three months ended March 31, 2015, which did not reoccur this year. Belmond Maroma Resort & Spa suffered from increased local competition and the re-opening of renovated hotels in the Los Cabos resort area of Mexico during the second half of 2015. ADR for the North American owned hotels segment decreased to $468 in the three months ended March 31, 2016 from $482 in the three months ended March 31, 2015. Occupancy remained consistent at 69% for the three months ended March 31, 2016 and 2015. Same store RevPAR decreased by 4% to $323 for the three months ended March 31, 2016 from $335 in the three months ended March 31, 2015.

Owned hotels - Rest of world

	Three months ended
	March 31, 2016	March 31, 2015

Rooms available	93,457	91,350
Rooms sold	63,024	59,129
Occupancy (percentage)	67	65
Average daily rate (in U.S. dollars)	366	402
RevPAR (in U.S. dollars)	247	260
Same store RevPAR (in U.S. dollars)	248	260

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue was $35.3 million for the three months ended March 31, 2016, a decrease of $1.5 million, or 4%, from $36.8 million for the three months ended March 31, 2015. This decrease is due to unfavorable exchange rate movements which contributed to $7.0 million of the revenue decline, following the 26% and 25% year-over-year depreciation of the Brazilian real and South African rand against the U.S. dollar, respectively. This was partially offset by revenue growth of $5.4 million on a constant currency basis, which was primarily attributable to the Company’s Brazilian hotels and Belmond Mount Nelson Hotel. Belmond Copacabana Palace benefited from increases in both occupancy and ADR on a constant currency basis, partially due to a stronger Carnival period in Rio de Janeiro. Belmond Hotel das Cataratas and Belmond Mount Nelson Hotel both achieved strong constant currency ADR growth with the former as a result of being able to contract certain business in U.S. dollars, and the latter due to the investments made to renovate the hotel’s room product over the past several years. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $366 in the three months ended March 31, 2016 from $402 in the three months ended March 31, 2015. Occupancy increased to 67% for the three months ended March 31, 2016 from 65% for the three months ended March 31, 2015. Same store RevPAR (which excludes Belmond Eagle Island Lodge) decreased by 5% in U.S. dollars, to $248 for the three months ended March 31, 2016 from $260 for the three months ended March 31, 2015, an increase of 16% on a constant currency basis.

Part-owned/managed hotels

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue was $0.7 million for the three months ended March 31, 2016, a decrease of $0.2 million, or 22%, from $0.9 million for the three months ended March 31, 2015, due the sale of Hotel Ritz by Belmond in May 2015 which had produced revenues of $0.2 million in the first quarter of 2015.

Owned trains and cruises

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue was $6.4 million for the three months ended March 31, 2016, a decrease of $1.2 million, or 16%, from $7.6 million for the three months ended March 31, 2015. There was a combined revenue decrease of $1.0 million at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, as a result of increased local competition.

Part-owned/managed trains

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenue was $2.0 million in the three months ended March 31, 2016, an increase of $0.7 million, or 54%, from $1.3 million in the three months ended March 31, 2015, largely as a result of the Company’s PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Cost of services

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Cost of services was $45.1 million for the three months ended March 31, 2016, a decrease of $2.7 million, or 6%, from $47.8 million for the three months ended March 31, 2015. Despite a $2.1 million fall in revenue in U.S. dollar terms, revenue increased on a constant currency basis, and this was largely driven by rate with resulting strong flow-through, which caused cost of services as a percentage of revenue to decrease slightly to 46% in the three months ended March 31, 2016, from 48% in the three months ended March 31, 2015.

Selling, general and administrative expenses

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Selling, general and administrative expenses were $46.6 million for the three months ended March 31, 2016, a decrease of $1.4 million, or 3%, from $48.0 million for the three months ended March 31, 2015. As a percentage of revenue, selling, general and administrative expenses have remained consistent at 48% in the three months ended March 31, 2016 and 2015.

Central costs within selling, general and administrative expenses were $9.3 million for the three months ended March 31, 2016 (including $1.6 million of non-cash share-based compensation expense), a decrease of $1.5 million, or 14% in percentage terms, from $10.8 million for the three months ended March 31, 2015 (including $0.8 million of non-cash share-based compensation expense). The decrease is largely due to the $1.1 million of costs relating to the tax migration and sales tax settlements and $0.3 million of media-related expenses to promote the Belmond brand that were recorded in the three months ended March 31, 2015, which did not recur this year. As a percentage of revenue, central costs decreased to 10% for the three months ended March 31, 2016, from 11% for the three months ended March 31, 2015.

Segment profit/(loss)

Segment performance for the three months ended March 31, 2016 and 2015 is analyzed as follows:

	Three months ended
	March 31, 2016	March 31, 2015
	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	(5.6)	(7.4)
North America	9.5	10.8
Rest of world	11.5	11.4
Total owned hotels	15.4	14.8
Part-owned/managed hotels	0.4	(0.3)
Total hotels	15.8	14.5
Owned trains and cruises	(2.9)	(2.3)
Part-owned/managed trains	3.7	1.9
Total trains and cruises	0.8	(0.4)

Reconciliation to net losses:
Total segment profit	16.6	14.1

Gain on disposal of property, plant and equipment and equity method investments	0.2	0.2
Impairment of goodwill	—	—
Central costs	(9.3)	(10.8)
Depreciation and amortization	(13.1)	(12.6)
Loss on extinguishment of debt	—	—
Interest income, interest expense and foreign currency, net	(4.5)	(10.1)
Benefit from income taxes	9.6	9.3
Share of (provision for)/benefit from income taxes of unconsolidated companies	(0.9)	0.7

Losses from continuing operations	(1.4)	(9.2)
Losses from discontinued operations	(0.1)	(0.2)

Net losses	(1.5)	(9.4)

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The European owned hotels reported segment losses of $5.6 million for the three months ended March 31, 2016, an improvement of $1.8 million, or 24%, from losses of $7.4 million for the three months ended March 31, 2015. This was mainly due to earnings growth of $0.7 million at Belmond Reid’s Palace following increased occupancy rates, and $0.6 million earnings growth at Belmond Hotel Cipriani, which achieved strong ADR growth primarily due to Easter falling in the first quarter of 2016 compared with the second quarter in the prior year. Additionally, Belmond Grand Hotel Europe recorded a $0.5 million increase in segment profit due to a write-down of assets that occurred in the three months ended March 31, 2015 that did not recur this year. As a percentage of European owned hotels revenue, segment loss was 42% for the three months ended March 31, 2016 compared to 62% for the three months ended March 31, 2015.

The North American owned hotels reported segment profit of $9.5 million for the three months ended March 31, 2016, a decrease of $1.3 million, or 12%, from $10.8 million for the three months ended March 31, 2015. This was largely due to a $0.8 million earnings decline at Belmond El Encanto due to a large hotel buyout in the prior year which did not recur in the current year. In addition, there was a $0.3 million fall in segment profit at Belmond Maroma Resort & Spa due to increased local competition. As a percentage of North American owned hotels revenue, segment profit was 24% for the three months ended March 31, 2016 compared to 26% for the three months ended March 31, 2015.

The Rest of world owned hotels reported segment profit of $11.5 million for the three months ended March 31, 2016, an increase of $0.1 million, or 1%, from $11.4 million for the three months ended March 31, 2015. Unfavorable exchange rate movements of $2.1 million resulting from the year-over-year deprecation of the Brazilian real and South African rand against the U.S. dollar, were offset by growth on a constant currency basis of $2.2 million, particularly at the Brazilian properties and at Belmond Mount Nelson Hotel, both of which benefited from strong ADR growth. As a percentage of Rest of world owned hotels revenue, segment profit was 33% for the three months ended March 31, 2016 compared to 31% for the three months ended March 31, 2015.

The Part-owned/managed hotels reported segment profit of $0.4 million for the three months ended March 31, 2016, an improvement of $0.7 million from losses of $0.3 million for the three months ended March 31, 2015. This is primarily due to the sale of Hotel Ritz by Belmond in May 2015 which produced segment losses of $0.5 million in the first quarter of 2015.

The Owned trains and cruises reported segment losses of $2.9 million for the three months ended March 31, 2016, a decline of $0.6 million, or 26%, from losses of $2.3 million for the three months ended March 31, 2015. This was largely due to the earnings decline at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, as a result of increased local competition.

The Part-owned/managed trains reported segment profit of $3.7 million for the three months ended March 31, 2016, an increase of $1.8 million, or 95%, from $1.9 million for the three months ended March 31, 2015 primarily due to the Company’s PeruRail joint venture commencing transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Gain on disposal of property, plant and equipment and equity method investments

Three months ended March 31, 2016 compared to three months ended March 31, 2015

A gain on disposal of $0.2 million was recorded in the three months ended March 31, 2016 and 2015. The gain in both periods relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract.

Impairment of goodwill, property plant and equipment and intangible assets

Three months ended March 31, 2016 compared to three months ended March 31, 2015

There were no impairments of goodwill, property, plant and equipment and intangible assets in the three months ended March 31, 2016 and 2015. See Notes 6, 7 and 8 for consideration of potential impairment triggers.

Depreciation and amortization

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Depreciation and amortization was $13.1 million for the three months ended March 31, 2016, an increase of $0.5 million, or 4%, from $12.6 million for the three months ended March 31, 2015. Depreciation and amortization as a percentage of revenue has remained consistent at 13% for the three months ended March 31, 2016 and 2015.

Interest income, interest expense and foreign currency, net

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Interest income, interest expense and foreign currency, net was an expense of $4.5 million for the three months ended March 31, 2016, a decrease of $5.6 million, or 55%, from an expense of $10.1 million for the three months ended March 31, 2015. The decrease in net expense was due to a foreign exchange gain of $2.9 million that was recognized in the three months ended March 31, 2016 compared to a foreign exchange loss of $2.8 million in the three months ended March 31, 2015.

Benefit from income taxes

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The benefit from income taxes was $9.6 million for the three months ended March 31, 2016, an increase of $0.3 million, or 3%, from a benefit of $9.3 million for the three months ended March 31, 2015.

Earnings from unconsolidated companies

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Earnings from unconsolidated companies net of tax were $0.8 million for the three months ended March 31, 2016, an increase of $0.5 million, or 167%, from $0.3 million for the three months ended March 31, 2015. This is largely due to increased net profits achieved at the Company’s PeruRail joint venture.

Net losses from discontinued operations

Three months ended March 31, 2016 compared to three months ended March 31, 2015

The losses from discontinued operations for the three months ended March 31, 2016 were $0.1 million, compared with losses of $0.2 million for the three months ended March 31, 2015. Losses from discontinued operations for the three months ended March 31, 2016 and 2015 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the three months ended March 31, 2016 were a gain of $15.0 million, compared to a loss of $51.1 million for the three months ended March 31, 2015, arising from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars.

The gain in the three months ended March 31, 2016 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2015. In particular, the 10%, 8% and 5% appreciation of the Brazilian real, Russian ruble and euro against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The loss in the three months ended March 31, 2015 was due to the majority of Belmond's operating currencies depreciating against the U.S. dollar from the rate at December 31, 2014. In particular, the 17%, 11% and 4% depreciation of the Brazilian real, euro and Russian ruble, against the U.S. dollar, respectively, had negatively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At March 31, 2016, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $602.8 million (December 31, 2015 - $596.5 million), including a current portion of $5.4 million (December 31, 2015 - $5.3 million). See Note 9 to the Financial Statements. Additionally, Belmond had capital commitments at March 31, 2016 amounting to $8.1 million (December 31, 2015 - $8.7 million).

Belmond had cash and cash equivalents of $121.0 million at March 31, 2016, compared to $135.6 million at December 31, 2015. In addition, Belmond had restricted cash balances of $7.1 million, of which $6.4 million is classified as current restricted cash on the consolidated balance sheets and $0.7 million is classified in other assets (December 31, 2015 - $3.3 million, of which $2.6 million was classified in restricted cash and $0.7 million was classified in other assets). At March 31, 2016, there were undrawn amounts available to Belmond under committed lines of credit of $106.1 million (December 31, 2015 - $106.1 million), bringing total cash availability at March 31, 2016 to $227.1 million (December 31, 2015 - $241.7 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At March 31, 2016, Belmond had $5.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On March 23, 2015, Belmond’s board of directors announced a program enabling the Company to repurchase its class A common stock up to the value of $75.0 million. During the three months ended March 31, 2016, Belmond repurchased and retired 233,393 shares of class A common stock at a weighted average price of $8.54 per share, for an aggregate purchase price of approximately $2.0 million. The shares repurchased represented approximately 0.2% of the Company’s total shares of class A common stock outstanding prior to the repurchase. As at May 5, 2016 the Company had acquired 3,574,667 shares for consideration of $40.0 million.

Covenant Compliance

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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $76.8 million at March 31, 2016 (December 31, 2015 - $91.2 million).

Cash Flow - Sources and Uses of Cash

At March 31, 2016 and December 31, 2015, Belmond had cash and cash equivalents of $121.0 million and $135.6 million, respectively. In addition, Belmond had restricted cash of $7.1 million (of which $6.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) and $3.3 million (of which $2.6 million was classified in restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) as of March 31, 2016 and December 31, 2015, respectively.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2016 was $1.8 million, compared to $1.0 million for the three months ended March 31, 2015.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $1.4 million for the three months ended March 31, 2016, an improvement of $7.9 million from net losses of $9.3 million for the three months ended March 31, 2015. This improvement was offset in cash terms by the fact that net losses from continuing operations for the three months ended March 31, 2016 included a non-cash gain from foreign currency translation of $2.9 million, compared to a non-cash loss from foreign currency translation of $2.8 million for the three months ended March 31, 2015.

Investing Activities. Net cash used in investing activities was $10.9 million for the three months ended March 31, 2016, compared to net cash used in investing activities of $17.4 million for the three months ended March 31, 2015.

Capital expenditure to acquire property, plant and equipment of $11.0 million during the three months ended March 31, 2016 included $2.0 million at Belmond Charleston Place largely to add a new high-end sports pub as well as for final payments related to the hotel’s rooms renovation project, $1.5 million on the Grand Hibernian luxury sleeper train, $1.3 million on the Venice Simplon-Orient-Express and Belmond British Pullman mainly related to statutory safety works and $2.2 million for project and routine capital expenditures incurred at Belmond’s Italian hotels during their annual winter closure periods, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $16.8 million during the three months ended March 31, 2015 included $3.4 million at Belmond Grand Hotel Europe primarily for the renovation of the hotel’s main kitchen and new restaurant, $3.2 million at Belmond Charleston Place primarily for the hotel’s rooms renovation project, $1.5 million at Belmond Hotel Cipriani primarily for the renovation of 16 rooms in the hotel’s main building and $1.4 million on the Venice Simplon-Orient-Express and Belmond British Pullman primarily related to statutory safety works, with the balance being for routine capital expenditures.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2016 was $3.3 million, compared to net cash used in financing activities of $1.4 million for the three months ended March 31, 2015.

Principal repayments under long-term debt were $1.3 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015, relating to scheduled amortization of existing debt.

The three months ended March 31, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond’s class A common stock. There were no share repurchases in the three months ended March 31, 2015.

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

There were $8.1 million of capital commitments outstanding at March 31, 2016 (December 31, 2015 - $8.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At March 31, 2016, Belmond had $602.8 million (December 31, 2015 - $596.5 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at March 31, 2016 is net of the unamortized original issue discount of $1.8 million (December 31, 2015 - $1.9 million) and unamortized debt issuance costs of $11.1 million (December 31, 2015 - 11.7 million), both of which will be amortized through interest expense over the term of the loans.

On March 21, 2014, Belmond entered into a $552.0 million secured term loan and a $105.0 million revolving credit facility, the proceeds of which were used to repay all outstanding funded debt apart from the debt of Charleston Center LLC, a consolidated VIE, and the debt of Belmond’s unconsolidated joint venture companies.

The term loan has two tranches, a U.S. dollar tranche ($345.0 million initial amount) and a euro-denominated tranche ($150.0 million initial amount, equivalent to $207.0 million at drawdown). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche originally had an interest rate of EURIBOR plus 3.25% per annum. The euro-denominated tranche was repriced in June 2015 to a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in 2021 and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At March 31, 2016 the facility was undrawn and including other working capital facilities, the Company has $106.1 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 4.8 years, and the weighted average interest rate is 4.28% which incorporates derivatives used to mitigate interest rate risk. See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at March 31, 2016 included above comprised $97.3 million (December 31, 2015 - $97.3 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment. In August 2014, Charleston Center LLC refinanced a secured loan of $83.2 million with a new $86.0 million loan secured on its real and personal property. The loan has a five year maturity, requires no amortization and bears interest at a rate of LIBOR plus 2.12% per annum. There is no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt are funded from the operations of Belmond Charleston Place.

Including debt of consolidated variable entities, approximately 28% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At March 31, 2016, 49% of borrowings of Belmond were at floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at March 31, 2016:

	Contingent guarantee	Duration
March 31, 2016	$ millions

PeruRail joint venture:
Debt obligations	0.7	through May 2016
Concession performance	6.7	through May 2016
Peru hotel joint venture:
Debt obligations	19.1	through 2020

Total	26.5

Belmond has contingently guaranteed $0.7 million the debt obligations of the rail joint venture in Peru through May 2016. Belmond has also guaranteed the rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2016. In addition, Belmond has contingently guaranteed $19.1 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of March 31, 2016, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see under the heading “Critical Accounting Policies” in Item 7 — Management’s Discussion and Analysis in the Company’s 2015 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $0.1 million based on borrowings outstanding at March 31, 2016.

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

Ten of Belmond’s owned hotels in 2016 operated in European euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at March 31, 2016 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at March 31, 2016 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the SEC Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities for the three months ended March 31, 2016.

Issuer Purchases of Equity Securities
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs

January1, 2016 - January 31, 2016	233,393	8.54	233,393	34,999,862
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	—	—	—	—

Total	233,393	8.54	233,393	34,999,862
______________

(1)	On March 23, 2015, Belmond’s board of directors authorized up to $75 million of share repurchases.

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 5, 2016

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