Form 10-K/A
period 2015-12-31
Belmond Ltd.
filed 2016-06-23
CIK 1115836

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
 As of June 13, 2016, 101,549,374 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 17(c) to the Financial Statements (Item 8) in Form 10-K filed February 25, 2016).

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Belmond Ltd. (the “Registrant” or “Belmond”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 25, 2016 (the “Original 2015 Form 10-K”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X (“Rule 3-09”), the Registrant is required to file the financial statements of Perurail S.A. (“Perurail”), Peru Belmond Hotels S.A. (“Peru Hotels”) and Hotel Ritz Madrid S.A. (“Hotel Ritz Madrid”), each currently (in the case of Perurail and Peru Hotels) or formerly (in the case of Hotel Ritz Madrid), a 50% Belmond-owned unconsolidated company during our 2015 fiscal year. The fiscal 2015 financial statements for Perurail were prepared by that company’s management in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), and have been audited by BDO - Pazos, Lopez de Romana, Rodriguez S. Civil de R.L. pursuant to applicable standards of the United States Public Company Accounting Oversight Board (“PCAOB”). The 2015 financial statements for each of Peru Hotels and Hotel Ritz Madrid, which are also presented in accordance with U.S. GAAP, are not required under Rule 3-09 to be, and therefore have not been, audited under applicable PCAOB standards. As disclosed in our Original 2015 Form 10-K, the Registrant sold its entire 50% equity ownership interest in Hotel Ritz Madrid effective May 21, 2015. Accordingly, Belmond is filing the unaudited financial statements of Hotel Ritz Madrid covering the relevant “stub” period of our fiscal 2015 – January 1 through May 21, 2015 – during which we continued to hold our unconsolidated 50% equity interest in this company.

We are also including the unaudited fiscal 2014 results of Peru Hotels and Hotel Ritz Madrid, each prepared by their respective managements in accordance with U.S. GAAP, pursuant to an interpretive position of the Staff of the SEC’s Division of Corporation Finance under Rule 3-09. As permitted under Rule 3-09, these results were not audited under applicable PCAOB standards. The comparative fiscal 2013 results of all three of the forgoing companies – Perurail, Peru Hotels and Hotel Ritz Madrid – were prepared by their respective managements under U.S. GAAP and subject to a PCAOB-compliant audit, as reflected in the audit reports of their respective outside auditors included below.

The above-described financial statements of Perurail, Peru Hotels and Hotel Ritz Madrid are filed herewith pursuant to this Amendment under Item 15 of Form 10-K – Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original 2015 Form 10-K Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original 2015 Form 10-K Filing. This Form 10-K/A does not reflect events occurring after the date of the Original 2015 Form 10-K Filing and, other than providing the financial statements of the unconsolidated companies named above under Item 15, does not modify or update the disclosures in the Original 2015 Form 10-K Filing in any way.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) Perurail S.A.

(b) Peru Belmond Hotels S.A.

Also presented are the unaudited balance sheets as at December 31, 2015 and 2014 and the unaudited statements of operations, cash flows and shareholders' equity for the years ended December 31, 2015 and 2014, along with the audited results of each of the foregoing financial statements (excluding the balance sheet) for the year ended December 31, 2013.

(c) Hotel Ritz Madrid S.A.

Also presented are the unaudited balance sheets as at May 21, 2015 and December 31, 2014 and the unaudited statements of operations, cash flows and shareholders' equity for the period from January 1, 2015 to May 21, 2015 and the year ended December 31, 2014, along with the audited results of each of the foregoing financial statements (excluding the balance sheet) for the year ended December 31, 2013.

2. Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing. No additional financial statement schedule is filed with this report on Form 10-K/A.

3. Exhibits

The index to exhibits appears on the pages immediately following the signature page to this report.

PERURAIL S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2015 and 2014, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 22, 2016

Countersigned by:

/s/ Liliana Córdova Mejía
Liliana Córdova Mejía
Certified Chartered Public Accountant
Register No. 01-17661

Perurail S.A.
Balance Sheets

	2015	2014
December 31,	$’000	$’000

Assets
Cash	14,600	5,195
Accounts receivable, net of allowances of $Nil and $Nil	8,658	3,462
Due from related parties	20,934	18,829
Prepaid expenses	999	2,835
Inventories	7,340	9,294

Total current assets	52,531	39,615

Property, plant and equipment, net of accumulated depreciation of $30,921 and $30,013	68,877	54,759
Intangible assets, net of accumulated amortization of $447 and $390	422	316
Other assets	—	100

Total non-current assets	69,299	55,175

Total assets	121,830	94,790

Liabilities and Shareholders’ Equity
Working capital facilities	10,320	4,766
Accounts payable	7,317	5,365
Accrued liabilities	8,618	8,440
Due to related parties	7,268	3,964
Current portion of long-term debt and obligations under capital lease	3,646	21,250

Total current liabilities	37,169	43,785

Long-term debt and obligations under capital lease	31,374	1,840
Deferred income tax liability, net	4,984	6,110

Total long-term liabilities	36,358	7,950

Total liabilities	73,527	51,735

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares S/1.00 par value (50,000,000 shares authorized):
Issued - 50,000,000 (2014 - 50,000,000)	16,934	16,934
Legal reserve	2,336	1,448
Retained earnings	29,033	24,673

Total shareholders’ equity	48,303	43,055

Total liabilities and shareholders’ equity	121,830	94,790
 The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Revenue, net of discounts	104,582	96,448	92,784

Expenses:
Cost of services	(49,371)	(47,455)	(48,056)
Selling, general and administrative	(27,314)	(25,430)	(19,828)
Depreciation and amortization	(8,998)	(7,559)	(6,102)

Total operating costs and expenses	(85,683)	(80,444)	(73,986)

Gain on insurance settlement	945	—	—
Loss on disposal of property, plant and equipment	(284)	—	—

Earnings from operations	19,560	16,004	18,798

Interest expense, net	(1,466)	(848)	(900)
Foreign currency, net	(844)	(792)	(440)

Earnings before income tax	17,250	14,364	17,458

Provision for income taxes	(4,922)	(4,279)	(4,665)

Net earnings	12,328	10,085	12,793

No statement of comprehensive income is presented because Perurail S.A. has no items of other comprehensive income in any period presented.

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2013	6,684	1,448	25,733	33,865

Dividends	—	—	(7,208)	(7,208)
Net earnings	—	—	12,793	12,793

Balance at December 31, 2013	6,684	1,448	31,318	39,450

Dividends	—	—	(6,480)	(6,480)
Net earnings		—	10,085	10,085
Stock split	10,250	—	(10,250)	—

Balance at December 31, 2014	16,934	1,448	24,673	43,055

Dividends	—	—	(7,080)	(7,080)
Net earnings	—	—	12,328	12,328
Legal reserve	—	888	(888)	—

Balance at December 31, 2015	16,934	2,336	29,033	48,303

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Cash flows from operating activities:
Net earnings	12,328	10,085	12,793
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,941	7,525	6,068
Amortization	57	34	34
Amortization of finance costs	—	5	—
Loss on disposal of property, plant and equipment	284	—	—
Change in deferred tax	(1,126)	(1,607)	(1,070)

Change in assets and liabilities:
Decrease/(increase) in accounts receivable	(5,196)	444	915
Decrease/(increase) in prepaid expenses	1,836	(566)	1,466
Decrease/(increase) in inventories	1,954	(1,583)	623
(Decrease)/increase in due to related parties	3,304	(159)	(5,711)
(Decrease)/increase in accounts payable	1,952	1,745	(117)
(Decrease)/increase in accrued liabilities	178	(303)	(154)

Total adjustments	12,184	5,535	2,054

Net cash provided by operating activities	24,512	15,620	14,847

Cash flows from investing activities:
(Increase)/decrease in due from related parties	(2,105)	(2,875)	—
Capital expenditures	(23,406)	(20,949)	(7,625)

Net cash used in investing activities	(25,511)	(23,824)	(7,625)

Cash flows from financing activities:
Payment of dividends	(7,080)	(6,480)	(7,208)
Payments on working capital facilities	(7,635)	(8,760)	(8,691)
Proceeds from working capital facilities	13,189	6,377	11,655
Principal payments under long-term debt	(21,323)	(2,315)	(1,262)
Principal payments under capital lease	(1,747)	(1,321)	(1,961)
Proceeds from long-term debt	35,000	22,000	—
Proceeds from capital lease	—	150	—

Net cash provided by financing activities	10,404	9,651	(7,467)

Net (decrease) /increase in cash	9,405	1,447	(245)

Cash at beginning of year	5,195	3,748	3,993

Cash at end of year	14,600	5,195	3,748

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

The Company is 50% owned by Belmond Ltd. incorporated in Bermuda, and 50% owned by Peruvian Trains & Railways S.A. incorporated in Peru.

Its headquarters and registered address are located at Av. Armendariz 480 office 501, District of Miraflores, Department of Lima.

The purpose of the Company is the operation of passenger and freight transport by rail, as well as ground cargo transport services for the Cerro Verde mine.

In order to perform its corporate purpose, in August 2000 the Company entered a lease with Ferrocarril Transandino S.A., an affiliate, by which the Company was granted access to and use of the tracks, locomotives, coaches, wagons, machine shops and parts of the train stations of the South and South-East Railways operated by Ferrocarril Transandino S.A. Under this contract, various rates are established and payable for the use of locomotives, coaches and wagons based on traveled kilometers, which are settled on a monthly basis.

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

(d)    Foreign currency

The functional currency of the Company is the U.S. Dollar which is also the reporting currency of the Company. The local currency is the Sol.

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

Deferred portion of income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions and events that have been recognized in the financial statements but have not yet been reflected in the Company’s income tax returns, or vice versa.

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases. Deferred taxes are measured at enacted statutory rates and are adjusted as enacted rates change. Prior to 2015, classification of deferred tax assets and liabilities corresponded with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. In 2015 the Company adopted new guidance whereby all deferred tax assets and liabilities are classified as non-current. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2015 and 2014 the Company did not record any liabilities for uncertain tax positions.

(i)    Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Installations	33 years
Machinery and equipment	10 years
Transport units	5 years
Improvements to locomotive and rolling stock assets under lease	5 years
Owned locomotives and rolling stock	10 years
Furniture and fixtures	10 years
Computer equipment	4 years

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

(o)    Debt issuance costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and presented as a direct deduction from the associated debt liability and amortized to interest expense over the term of the related debt.

(p)    Risks and uncertainties

The Company’s activities expose it to a variety of financial risks: market risks (including interest rate risk and exchange rate risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management, based on its knowledge and experience, seeks to mitigate the exchange rate, interest rate, credit and liquidity risks by following the policies approved by the Board of Directors. The most important aspects of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company mitigates this risk through its procedures to monitor and manage asset and liability maturity dates, so that the Company can be best prepared for the flow of cash to match future payments.

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The majority of the Company's long-term debt is subject to a fixed interest rate.

Exchange rate risk

The Company carries out its transactions mostly in foreign currency, but management estimates that due to the short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

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

(r)    Recently issued and adopted accounting guidance

Accounting pronouncements adopted during the year

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not otherwise affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company has adopted this guidance as of December 31, 2015 and debt issuance costs previously included in Other assets on the balance sheets have been reclassified accordingly. Debt issuance costs included in Long-term debt on the balance sheets were $793,000 at December 31, 2015 (2014 - $Nil).

In November 2015, the FASB issued new guidance which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as non-current in a classified balance sheet, in a simplification of the current guidance which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company has adopted this guidance as of December 31, 2015; this early adoption resulted in a reclassification of the net current deferred tax liability to the net non-current deferred tax liability in the balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to apply to annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. A distinction between finance leases and operating leases is retained, with the result that the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous lease guidance.  The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2015	2014
December 31,	$’000	$’000

Land	861	861
Installations	16,778	1,909
Machinery and equipment	14,637	1,464
Transport units	7,007	5,219
Improvements to locomotive and rolling stock assets under lease	42,035	45,681
Owned locomotives and rolling stock	6,926	5,215
Furniture and fixtures	1,837	3,889
Works in progress	9,717	20,534
	99,798	84,772

Less: Accumulated depreciation	(30,921)	(30,013)

Total property, plant and equipment, net of accumulated depreciation	68,877	54,759

The major classes of assets under capital leases included above are as follows:

	2015	2014
December 31,	$’000	$’000

Transport units	—	2,484
Locomotives and rolling stock	2,174	3,572
	2,174	6,056

Less: Accumulated depreciation	(1,534)	(690)

Total property, plant and equipment under capital leases, net of accumulated depreciation	640	5,366

The depreciation charge on property, plant and equipment for the year ended December 31, 2015 was $8,941,000 (2014 - $7,525,000; 2013 - $6,068,000).

No property, plant and equipment impairments were recorded in the years ended December 31, 2015, 2014 and 2013.

3.    Intangible assets

Intangible assets consist of the following as of December 31, 2015 and 2014:

	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2014	122	534	656
Additions	—	50	50

Balance at December 31, 2014	122	584	706

Additions	—	163	163

Balance at December 31, 2015	122	747	869

Accumulated amortization:
Balance at January 1, 2014	54	302	356
Charge for the period	4	30	34

Balance at December 31, 2014	58	332	390

Charge for the period	9	48	57

Balance at December 31, 2015	67	380	447

Net book value:
December 31, 2013	68	232	300

December 31, 2014	64	252	316

December 31, 2015	55	367	422

Amortization expense for the year ended December 31, 2015 was $57,000 (2014 - $34,000; 2013 - $34,000).

Estimated amortization expense for each of the years ended December 31, 2016 to 2020 is $39,000.

4.    Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	2015	2014
December 31,	$’000	$’000

Working capital facilities	10,320	4,766

Working capital facilities accrue interest at a weighted average rate of 5.74% (2014 - 5.58%). As of December 31, 2015, the working capital facilities included $7,658,000 relating to a loan received in November 2015 from Minera Las Bambas S.A. This loan was repaid in February 2016.

The Company had approximately $16,650,000 of working capital and overdraft lines of credit at December 31, 2015 (2014 - $15,220,000) issued by various financial institutions and having various expiration dates, of which $13,988,000 was undrawn (2014 - $10,454,000).

5.    Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2015	2014
December 31,	$’000	$’000

Current tax payable	84	191
Other taxes	105	188
Employees’ length of service compensation	112	102
Vacation payable	515	440
Remuneration and profit sharing payable	2,249	2,034
Advance payments received from passengers	351	927
Deferred revenue	3,578	3,202
Provision for purchases and services	1,314	1,297
Other accounts payable	310	59

	8,618	8,440

6.    Long-term debt, obligations under capital lease and fair value disclosures

(a)    Long-term debt

Long-term debt consists of the following:

	2015	2014
December 31,	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over a period of ten years (2014 - one year), with a weighted average interest rate of 6.23% (2014 - 2.29%)	34,567	20,000
Obligations under capital lease (see Note 6(b))	1,246	3,090

Total long-term debt and obligations under capital lease	35,813	23,090

Less: Current portion	3,646	21,250
Less: Debt issuance costs	793	—

Non-current portion of long-term debt and obligations under capital lease	31,374	1,840

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2015 and 2014.

The Company's loan facilities are secured by a mortgage on the owned locomotives and transport units of the business.

During 2014 the Company drew two bridge loans totaling $20,000,000 that matured in 2015. The first loan of $15,000,000 bore interest at a rate of 1.30% per annum, and the second loan of $5,000,000 bore interest at a rate of 5.25% per annum. The short-term bridge loans were replaced by a $35,000,000 long-term loan to be used for the construction of infrastructure for the expansion of the Cerro Verde mining project. The new loan was disbursed in October 2015 and bears interest at a rate of 6.23% per annum.

Debt issuance costs related to the above outstanding long-term debt of the Company were $793,000 at December 31, 2015 (2014 - $Nil) and are amortized to interest expense over the term of the corresponding long-term debt.

The Company has guaranteed $2,927,000 of the long-term debt of Ferrocarril Transandino S.A., an affiliate, as at December 31, 2015 (2014 - $11,279,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal to or greater than $1,000,000. See Notes 1(a) and 13.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital lease at December 31, 2015:

Year ending December 31,	$’000

2016	2,735
2017	2,912
2018	3,082
2019	3,287
2020	3,490
2021 and thereafter	19,061

Total long-term debt excluding obligations under capital lease	34,567

(b)    Obligations under capital lease

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2015:

Year ending December 31,	$’000

2016	1,139
2017	408
2018	6

Minimum lease payments	1,553
Less: amount of interest contained in above payments	307

Present value of minimum lease payments	1,246
Less: current portion	911

335

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

The estimated fair values of the Company’s debt as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000

Long-term debt, including current portion, before deduction of debt issuance costs, excluding obligations under capital leases	34,567	35,907	20,000	20,000

(d)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2015, 2014 and 2013.

7.    Income taxes

The provision for income taxes consists of the following:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Earnings before income tax	17,250	14,364	17,458

Current income tax charge	(6,048)	(5,886)	(5,735)

Deferred income tax credit/(charge)	1,126	1,607	1,070

Total	(4,922)	(4,279)	(4,665)

The reconciliations of the Peruvian income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Year ended December 31,	%	%	%

Peruvian income tax rate	28	30	30
Permanent differences	7	11	2
Other	(6)	(11)	(5)

Effective tax rate	29	30	27

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2015	2014
December 31,	$’000	$’000

Provisions included in books	369	1,070
Other deferred income tax assets	128	34

Deferred income tax assets	497	1,104

Fixed assets and intangibles	(7,413)	(6,903)
Exchange rate related to fixed assets	2,041	(286)
Other deferred tax liabilities	(109)	(25)

Deferred income tax liabilities	(5,481)	(7,214)

Net deferred income tax liabilities	(4,984)	(6,110)

The Company early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the net current deferred tax liability to the net non-current deferred tax liability in the balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Net non-current deferred tax liabilities are presented on the face of the balance sheet. The Company required no provision in respect of uncertain tax positions and believes that it is reasonably possible that within the next 12 months this provision will not change.

8.    Shareholders’ equity

(a)    Share capital and additional-paid in capital

In November 2014 the Company implemented a split of its common stock. Shareholders received 1.5 additional shares for every one share held. This increased the Company’s share capital to 50,000,000 fully subscribed and paid shares with a par value of S/1.00 each, all carrying the same rights.

The shareholders of the Company are as follows:

	Number of shares	Percentage ownership

Belmond Ltd.	25,000,000	50
Peruvian Trains & Railways S.A.	25,000,000	50

	50,000,000	100

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

For the year ended December 31, 2015, the Company increased its legal reserve by the amount of $888,000, which was set aside from earnings corresponding to the 2015 period. Calculations of the legal reserve are based on locally prepared financial statements in accordance with “Ley General de Sociedades” in Peru.

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. From 2003, dividends and any other form of distributed profit are subject to a withholding tax at a 4.1% rate on profits earned before January 1, 2015 and a 6.8% rate on profits earned subsequently, applied to the distributed amount to be borne by the shareholders who are individuals, whether or not domiciled in Peru, or who are juridical persons not domiciled in Peru. Any dividends distribution must be proportionate to the shareholders’ contribution.

 9.    Employees’ profit sharing

According to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. See Note 1(q).

10.    Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which the management organizes the Company to make decisions and assess the business performance. In this regard, management considers that the Company operates one single reportable segment, all within the country of Peru.

Financial information regarding the breakdown of revenues by type of product is as follows:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Passenger transport	84,223	75,676	69,292
Freight and cargo transport	17,078	17,222	20,050
Other	3,281	3,550	3,442

Revenue	104,582	96,448	92,784

Sociedad Minera Cerro Verde is a major customer to the Company, and in the year ended December 31, 2015 represented 11% (2014 - 10%; 2013 - 13%) of total revenue included within freight and cargo transport.

11.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $126,956,000 at December 31, 2015, relating to the Las Bambas project (2014 - $5,896,000).

Rental expense for the year ended December 31, 2015 amounted to $641,000 (2014 - $538,000; 2013 - $565,000).

12.    Supplemental cash flow information

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:

Interest	459	149	215

Income taxes	5,230	6,809	4,781

The Company did not enter into any capital leases during the years ended December 31, 2015, 2014 and 2013.

13.    Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2015 was $95,000 (2014 - $77,000).

Accounts receivable from Ferrocarril Transandino S.A., an affiliate, for working capital requirements at December 31, 2015 were $20,934,000 (2014 - $18,829,000). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino S.A.

Accounts receivable from Rail Asset S.A.C. for loans and working capital requirements at December 31, 2015 were $23,000 (2014 - $23,000).

The amount due to Ferrocarril Transandino S.A. at December 31, 2015 was $218,000 (2014 - $221,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts accrue no interest. In 2015, the Company received services from Ferrocarril Transandino S.A. in the amount of $20,276,000 (2014 - $19,248,000; 2013 - $19,152,000), including the value added tax of 18% (2014 and 2013 - 18%).

The Company has guaranteed $2,927,000 of the long-term debt of Ferrocarril Transandino S.A. as at December 31, 2015 (2014 - $11,279,000). The guarantee exists as long as the debt of Ferrocarril Transandino S.A. remains outstanding, and can be called in the event of non-payment on due dates of an amount equal or greater than $1,000,000. See Notes 1(a) and 6.

The amount due to Belmond Peru S.A. at December 31, 2015 was $1,000 (2014 - $60,000) relating to expense reimbursements.

The amount due to Belmond Peru Management S.A. at December 31, 2015 was $4,903,000 (2014 - $3,302,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Hotel Holdings (UK) Ltd at December 31, 2015 was $98,000 (2014 - $42,000) relating to the invoicing of licence fees and marketing expenses.

The amount due to Peru Belmond Experiences S.A. at December 31, 2015 was $Nil (2014 - $3,000) relating to the invoicing of working capital facilities.

The amount due to Peru Belmond Hotels S.A. at December 31, 2015 was $2,860,000 relating to a loan received of $2,300,000 and on-board catering services amounting to $560,000 (2014 - $421,000), which accrue no interest.

14.    Subsequent events

On February 2, 2016 Perurail signed a $126,956,000 medium term loan agreement. The participation of the Banks in the loan was as follows: each of Scotiabank Peru S.A.A. and Banco de Credito del Peru committed to a participation of $44,095,000, also each of Banco Internacional del Peru S.A.A. and Banco Sabadell - Miami Branch made a commitment of $19,383,000. The financing was for the acquisition and construction of equipment and infrastructure to provide minerals transport services to Minera Las Bambas S.A. The financing term is ten years and disbursements will be made in three tranches. In February 2016, the Company received disbursements under tranches one and three of the financing, amounting to $104,956,000. Tranche two, amounting to $22,000,000, was undrawn ,but is expected to be used to finance the construction of Transfer Railway station in the town of Pillones, which is estimated to break ground in mid-2016 and finish in early 2017.

With a substantial amount of the loan proceeds disbursed, the Company acquired equipment from Minera Las Bambas S.A. amounting to $86,840,000 (including sales tax) consisting primarily of 15 diesel locomotives, 160 freight cars and 1,200 containers, with which the provision of transport services began in early 2016. In addition, a loan received in November 2015 from Minera Las Bambas S.A. amounting to $7,658,000 used for the development of the infrastructure described above was repaid.

PERU BELMOND HOTELS S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Peru Belmond Hotels S.A.
Lima, Peru

We have audited the accompanying balance sheets of Peru Belmond Hotels S.A. as of December 31, 2013, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 16, 2014

Countersigned by:

/s/ Annika Petrozzi Helasvuo
Annika Petrozzi Helasvuo
Certified Chartered Public Accountant
Register No. 01-21006

Peru Belmond Hotels S.A.
Balance Sheets

	2015	2014
December 31,	$’000	$’000
	(unaudited)	(unaudited)

Assets
Cash	1,447	1,122
Accounts receivable, net of allowances of $6 and $6	2,170	2,341
Other accounts receivable	2,413	4,809
Due from related parties	3,309	1,078
Prepaid expenses	236	302
Inventories	1,383	1,738

Total current assets	10,958	11,390

Restricted cash	2,997	2,379
Property, plant and equipment, net of accumulated depreciation of $10,336 and $8,956	37,186	35,275
Intangible assets, net of accumulated amortization of $12,617 and $11,747	17,689	18,582
Goodwill	1,159	1,244
Other assets	74	231

Total non-current assets	59,105	57,711

Total assets	70,063	69,101

Liabilities and Shareholders’ Equity
Working capital facilities	82	261
Accounts payable	1,174	974
Accrued liabilities and deferred revenue	4,245	3,063
Due to related parties	2,424	4,226
Current portion of long-term debt	2,067	2,009

Total current liabilities	9,992	10,533

Long-term debt	17,132	16,815
Deferred income tax liability, net	6,131	8,211

Total long-term liabilities	23,263	25,026

Total liabilities	33,255	35,559

Commitments and contingencies

Shareholders’ equity:
Common shares S/1,000 par value (84,000 shares authorized):
Issued - 84,000 (2014 - 84,000)	22,350	22,350
Legal reserve	1,827	1,656
Retained earnings	12,631	9,536

Total shareholders’ equity	36,808	33,542

Total liabilities and shareholders’ equity	70,063	69,101
 The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Statements of Operations

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000
	(unaudited)	(unaudited)

Revenue	32,343	30,904	31,762

Expenses:
Cost of services	(7,677)	(7,785)	(7,448)
Selling, general and administrative	(15,679)	(15,234)	(15,923)
Depreciation and amortization	(4,820)	(2,887)	(2,691)

Total operating costs and expenses	(28,176)	(25,906)	(26,062)

Other income	530	516	—
(Loss)/gain on disposal of property, plant and equipment	(8)	2	26

Earnings from operations	4,689	5,516	5,726

Interest expense	(1,726)	(2,552)	(2,229)
Financial income	135	—	19
Foreign currency, net	176	(306)	(417)

Earnings before income tax	3,274	2,658	3,099

(Provision for)/benefit from income taxes	(8)	1,049	(1,097)

Net earnings	3,266	3,707	2,002

No statement of comprehensive income is presented because Peru Belmond Hotels S.A. has no items of other comprehensive income in any period presented.

The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2013	20,003	1,315	9,415	30,733

Net earnings	—	—	2,002	2,002

Balance at December 31, 2013	20,003	1,315	11,417	32,735

Dividends	—	—	(2,900)	(2,900)
Net earnings	—	—	3,707	3,707
Stock split	2,347	—	(2,347)	—
Legal reserve	—	341	(341)	—

Balance at December 31, 2014 (unaudited)	22,350	1,656	9,536	33,542

Net earnings	—	—	3,266	3,266
Legal reserve	—	171	(171)	—

Balance at December 31, 2015 (unaudited)	22,350	1,827	12,631	36,808

The accompanying notes are an integral part of these financial statements.

Peru Belmond Hotels S.A.
Statements of Cash Flows

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net earnings	3,266	3,707	2,002
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,820	2,887	2,691
Loss/(gain) on disposal of property, plant and equipment	8	(2)	(26)
Adjustment of property, plant and equipment and intangible assets	146	(38)	—
Change in deferred tax	(2,080)	(2,380)	1,033

Change in assets and liabilities:

Decrease/(increase) in accounts receivable	171	211	(140)
Decrease/(increase) in other accounts receivable	2,396	(743)	4,766
Decrease/(increase) in prepaid expenses	66	172	106
Decrease/(increase) in inventories	355	465	91
Decrease/(increase) in restricted cash	(618)	307	(1,223)
(Decrease)/increase in net balances with related parties	(4,033)	2,663	(2,746)
(Decrease)/increase in accounts payable	200	149	(442)
(Decrease)/increase in accrued liabilities	1,182	58	(201)

Total adjustments	2,613	3,749	3,909

Net cash provided by operating activities	5,879	7,456	5,911

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	2	82
Capital expenditure to acquire property, plant and equipment	(5,726)	(3,528)	(3,454)
Capital expenditure to acquire intangible assets	(24)	(47)	(94)

Net cash used in investing activities	(5,750)	(3,573)	(3,466)

Cash flows from financing activities:
Payment of dividends	—	(2,900)	—
Payments on working capital facilities	(179)	(39)	(2,704)
Principal payments under long-term debt	—	(1,095)	(2,476)
Proceeds from long-term debt	375	—	3,158

Net cash provided by financing activities	196	(4,034)	(2,022)

Net (decrease) /increase in cash	325	(151)	423

Cash at beginning of year	1,122	1,273	850

Cash at end of year	1,447	1,122	1,273

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

The Company is a leading luxury hotel company in Peru, which offers accommodation, food, beverages and other services through the operation of the following hotels:

Belmond Hotel Monasterio: A former monastery and national monument, built in 1592, located behind the main square of the city of Cusco, Peru. The monastery became a hotel in 1965 and has 125 rooms.

Belmond Hotel Río Sagrado: This is a luxurious hotel located in the Sacred Valley of the Incas, Cusco, Peru. It has 21 rooms and 2 villas.

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

(d)    Foreign currency

The functional currency of the Company is the U.S. Dollar which is also the reporting currency of the Company. The local currency is the Sol.

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

(g)    Accounts receivable and allowance for doubtful accounts

The Company states its accounts receivable at their estimated net realizable value. The Company maintains an allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

On initial recognition accounts receivables are carried at fair value and are subsequently carried at amortized cost using the method of effective interest rate, less allowance for doubtful accounts. The amortized cost is calculated considering any discount or premium incurred, fees and expenses, which constitute an integral part of the effective interest rate. The losses arising from impairment are recognized in the income statement and other comprehensive income in the line "Allowance for losses".

The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

(h)    Inventories

Inventories include food, beverages, operational equipment (linen, glass and uniforms), operating stocks (guest amenities, printing materials, etc.) and retail goods. Inventories are valued at the lower of cost or market value under the weighted average method.

(i)    Income taxes

Current portion of income tax

The amount of income taxes paid or payable is determined by applying the provisions of the enacted tax law to the taxable income or excess deductions over revenues for the year. The rates used and regulations applied to compute the amount are those enacted as of the balance sheet date.

Deferred portion of income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions and events that have been recognized in the financial statements but have not yet been reflected in the Company’s income tax returns, or vice versa.

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases. Deferred taxes are measured at enacted statutory rates and are adjusted as enacted rates change. Prior to 2015, classification of deferred tax assets and liabilities corresponded with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. In 2015 the Company adopted new guidance whereby all deferred tax assets and liabilities are classified as non-current. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2015 and 2014 the Company did not record any liabilities for uncertain tax positions.

(j)    Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and betterments is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Buildings	33 to 60 years
Transport units	5 years
Various equipment	5 to 25 years
Furniture and fixtures	15 years

(k)    Intangible assets

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

(l)    Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Indefinite-lived intangible assets are assets that are not amortized as there is no foreseeable limit to cash flows generated from them.

Goodwill is evaluated at least annually to determine impairment. Goodwill is not amortized. Goodwill is tested for impairment annually using a two-step method: first, the fair value of a reporting unit is compared with its carrying value and, second, if there is an implied impairment (the carrying value is greater than the fair value), the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

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

(n)    Capital leasing

For capital leasing transactions, the method used consists of showing the total cost of the contract under fixed assets and its corresponding liability. Financial expenses are charged to operations in the period in which they become due, and depreciation of assets is charged to operations based on their useful life.

(o)    Employees’ length of service compensation

The provision for employees’ length of service compensation included under taxes and other accounts payable is charged to operations as the compensation becomes due.

(p)    Revenue recognition for accommodation services and food and beverage sales

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed. Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed.

(q)    Debt issuance costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and presented as a direct deduction from the associated debt liability and amortized to interest expense over the term of the related debt.

(r)    Risks and uncertainties

The Company’s activities expose it to a variety of financial risks: market risks (including interest rate risk and exchange rate risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management, based on its knowledge and experience, seeks to mitigate the exchange rate, interest rate, credit and liquidity risks by following the policies approved by the Board of Directors. The most important aspects of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company mitigates this risk through its procedures to monitor and manage asset and liability maturity dates, so that the Company can be best prepared for the flow of cash to match future payments.

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. The majority of the Company's long-term debt is subject to a fixed interest rate.

Exchange rate risk

The Company carries out its transactions mostly in foreign currency, but management estimates that due to the short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

(s)    Employee profit sharing

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

(t)    Fair value measurements

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

(u)    Recently issued and adopted accounting guidance

Accounting pronouncements adopted during the year

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not otherwise affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company has adopted this guidance as of December 31, 2015 and debt issuance costs previously included in Other assets on the balance sheets have been reclassified accordingly. Debt issuance costs included in Long-term debt on the balance sheets were $301,000 at December 31, 2015 (unaudited) (2014 - $343,000 (unaudited)).

In November 2015, the FASB issued new guidance which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as non-current in a classified balance sheet, in a simplification of the current guidance which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company has adopted this guidance as of December 31, 2015; this early adoption resulted in a reclassification of the net current deferred tax liability to the net non-current deferred tax liability in the balance sheet as of December 31, 2015. Prior periods were not retrospectively adjusted.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to apply to annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. A distinction between finance leases and operating leases is retained, with the result that the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous lease guidance.  The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

2.    Concessions and long lease agreements

(a)
In March 1999, the Company acquired the concession of Monastery San Antonio de Abad in Cusco where Belmond Hotel Monasterio operates. The term of the concession contract was ten obligatory years, renewable for ten additional years, counted as from April 1996. During the concession term, the Archbishopry of Cusco would receive a monthly fixed consideration of $6,519 and an amount equivalent to 4.5% of the total monthly gross revenues generated at Belmond Hotel Monasterio. In September 2000, an amendment to such contract was entered into setting forth a new term of 15 obligatory years as from the signature of the amendment and 15 additional years. In September 2007, a document was signed terminating the concession contract and the amendment thereto, and creating a long lease agreement, for the usufruct of Monastery San Antonio de Abad del Cusco (currently Belmond Hotel Monasterio) and of certain furniture and fixtures owned by the Archbishopry of Cusco, for a term of 30 years as from the signature of the contract. Such contact provides that the Archbishopry of Cusco will receive the following considerations: $13,492 annually readjustable based on the consumer price index and an additional amount of 4.5% of the total monthly gross revenues generated by Belmond Hotel Monasterio. In addition, a contract was entered into providing the form to compute the term of the lease referred to in the previous contract, and giving the Company the option, every five years, to extend the term of lease for five additional years up to six times.

(b)
In March 1999, the concession of Hotel de Turistas located in Machu Picchu was acquired. The term of the concession contract is 20 obligatory years, renewable for ten additional years, counted as from May 1995. Such contract provides that during the concession term, the Cusco Region will receive a monthly fixed consideration of $7,159 and an additional amount equivalent to 6% of the total monthly gross revenues generated at Belmond Sanctuary Lodge. In December 2013, the Company extended the concession for an additional ten years to May 2025.

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

During the term of the long lease agreements, any improvements to real and personal properties included in the concessions and any other assets that may be acquired to be used in the hotel business will be owned by the original assignors (the Archbishopry of Cusco in the case of the Concession of Monastery San Antonio de Abad del Cusco and Convent Las Nazarenas and the Cusco Region in the case of the Concession of Hotel de Turistas located at Machu Picchu) at the expiration of the contracts, with no reimbursement. At the end of the lease terms (in accordance with specific clauses therein), all fixed assets will be transferred to the owner.

3.    Other accounts receivable

At December 31, 2015 and 2014, other accounts receivable include:

	2015	2014
	$’000	$’000
December 31,	(unaudited)	(unaudited)

Taxes recoverable	1,998	3,117
Receivables from employees	2	10
Other receivables	324	1,539
Guarantee deposits	9	6
Advance to be rendered	54	108
Advances to suppliers	26	29

Total other receivables	2,413	4,809

4.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2015	2014
December 31,	$’000	$’000
	(unaudited)	(unaudited)

Land	1,036	1,037
Buildings	35,382	32,556
Transport units	424	389
Various equipment	3	3
Furniture and fixtures	6,474	6,757
Works in progress	4,203	3,489
	47,522	44,231

Less: Accumulated depreciation	(10,336)	(8,956)

Total property, plant and equipment, net of accumulated depreciation	37,186	35,275

The depreciation charge on property, plant and equipment for the year ended December 31, 2015 was $3,964,000 (unaudited) (2014 - $2,028,000 (unaudited); 2013 - $1,840,000).

5.    Intangible assets

Intangible assets consist of the following as of December 31, 2015 and 2014:

	Concessions	Software	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2014	29,868	414	30,282
Additions	—	47	47

Balance at December 31, 2014 (unaudited)	29,868	461	30,329

Additions	—	24	24
Disposals	—	(47)	(47)

Balance at December 31, 2015 (unaudited)	29,868	438	30,306

Accumulated amortization:
Balance at January 1, 2014	10,620	306	10,926
Charge for the period	833	26	859
Other	(85)	47	(38)

Balance at December 31, 2014 (unaudited)	11,368	379	11,747

Charge for the period	833	23	856
Disposals	—	(47)	(47)
Other	75	(14)	61

Balance at December 31, 2015 (unaudited)	12,276	341	12,617

Net book value:
December 31, 2013	19,248	108	19,356

December 31, 2014 (unaudited)	18,500	82	18,582

December 31, 2015 (unaudited)	17,592	97	17,689

Amortization expense for the year ended December 31, 2015 was $856,000 (unaudited) (2014 - $859,000 (unaudited); 2013 - $851,000).

Estimated amortization expense for each of the years ended December 31, 2016 to 2020 is $833,000 for concessions and $26,000 for software.

6.    Goodwill

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

7.    Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	2015	2014
December 31,	$’000	$’000
	(unaudited)	(unaudited)

Other taxes	1,218	315
Employees' length of service compensation	60	94
Vacation payable	160	157
Remuneration and profit-sharing payable	434	442
Provision for purchases and services	1,284	1,010
Interest payable	31	34
Deferred revenue	616	619
Other accounts payable	442	392

	4,245	3,063

8.    Long-term debt

Long-term debt consists of the following:

	2015	2014
December 31,	$’000	$’000
	(unaudited)	(unaudited)

Loans from banks payable over a period of five years (2014 - six years), with a weighted average interest rate of 5.04% (2014 - 4.95%)	19,500	19,167

Less: Current portion	2,067	2,009
Less: Debt issuance costs	301	343

Non-current portion of long-term debt	17,132	16,815

In June 2014 the Company signed a loan agreement with Scotiabank Peru SAA for $ 25,000,000. The loan consists of two tranches. The first tranche of $20,000,000 was disbursed in June 2014 and used to repay an existing loan with BBVA Banco Continental and Banco Internacional del Peru SAA-Interbank. The second tranche was partly disbursed in November 2015 and used to buy land for the expansion of Belmond Hotel Rio Sagrado.

Both tranches amortize quarterly and have a final maturity of June 2020. The final balloon payment for tranche one is 52.1% of the amount drawn and for tranche two is 62.5% of the amount drawn. The interest rate on tranche one is 4.95% per annum and for tranche two is 5.80%.

The loans are secured by:

•	Trust assets on movable goods incorporated or to be incorporated into the Hotel Monasterio, Hotel Palacio Nazarenas and concession contracts.

•	Trust flows on income generated by the Company.

•	Assignment of rights, whereby the Company and Belmond Peru S.A. cedes to its creditors its contractual position in the "Management Agreement" subscribed for the administration of Company hotels.

Debt issuance costs related to the above outstanding long-term debt of the Company were $301,000 at December 31, 2015 (unaudited) (2014 - $343,000 (unaudited)) and are amortized to interest expense over the term of the corresponding long-term debt.

The following is a summary of the aggregate maturities of long-term debt of the Company at December 31, 2015:

Year ending December 31,	$’000
(unaudited)

2016	1,766
2017	1,866
2018	1,866
2019	1,866
2020	12,136
2021 and thereafter	—

Total long-term debt excluding obligations under capital lease	19,500

9.    Fair value of financial instruments

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

The estimated fair values of the Company’s debt as of December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Long-term debt, including current portion, before deduction of debt issuance costs	19,500	20,408	19,167	20,223

(b)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2015, 2014 and 2013.

10.    Income taxes

The provision for income taxes consists of the following:

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000
	(unaudited)	(unaudited)

Earnings before income tax	3,274	2,658	3,099

Current income tax charge	(2,088)	(1,331)	(64)

Deferred income tax credit/(charge)	2,080	2,380	(1,033)

Total	(8)	1,049	(1,097)

The reconciliations of the Peru income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Year ended December 31,	%	%	%
	(unaudited)	(unaudited)

Peru income tax rate	28	30	30
Prior year adjustments	11	(7)	2
Permanent differences	(4)	15	44
Exchange rate movements on deferred tax	(35)	(75)	(42)

Effective tax rate	—	(37)	34

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2015	2014
December 31,	$’000	$’000
	(unaudited)	(unaudited)

Provisions included in books	1,295	1,359
Other deferred income tax assets	493	—

Deferred income tax assets	1,788	1,359

Fixed assets and intangibles	(5,139)	(6,245)
Exchange rate related to fixed assets	151	(1,141)
Other deferred tax liabilities	(2,931)	(2,184)

Deferred income tax liabilities	(7,919)	(9,570)

Net deferred income tax liabilities	(6,131)	(8,211)

The Company early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the net current deferred tax liability to the net non-current deferred tax liability in the balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Net non-current deferred tax liabilities are presented on the face of the balance sheet. The Company required no provision in respect of uncertain tax positions and believes that it is reasonably possible that within the next 12 months this provision will not change.

11.    Shareholders’ equity

(a)    Share capital

As of December 31, 2015 and 2014, the Company's share capital consisted of 84,000 fully subscribed and paid shares with a par value of S/1,000 each, all carrying the same rights.

The shareholders of the Company are as follows:

	Number of shares	Percentage ownership
	(unaudited)	(unaudited)

Belmond Peru Ltd.	42,000	50
Peru Hotel Machu Picchu S.A.	42,000	50

	84,000	100

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

For the year ended December 31, 2015, the Company increased its legal reserve by the amount of $171,000 (unaudited) (2014 - $341,000 (unaudited)), which was set aside from earnings corresponding to the 2015 period. Calculations of the legal reserve are based on locally prepared financial statements in accordance with “Ley General de Sociedades” in Peru.

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. From 2003, dividends and any other form of distributed profit are subject to a withholding tax at a 4.1% rate on profits earned before January 1, 2015 and a 6.8% rate on profits earned subsequently, applied to the distributed amount to be borne by the shareholders who are individuals, whether or not domiciled in Peru, or who are juridical persons not domiciled in Peru. Any dividends distribution must be proportionate to the shareholders’ contribution.

In the General Meeting of Shareholders held on December 23, 2014 it was agreed to distribute dividends of $2,900,000. Also, in the General Meeting of Shareholders held on November 10, 2014 it was agreed to capitalize the amount of S/6,872,000 (equivalent to $2,347,000).

 12.    Employees’ profit sharing

According to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. See Note 1(s).

13.    Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which the management organizes the Company to make decisions and assess the business performance. In this regard, management considers that the Company operates one single reportable segment, all within the country of Peru.

14.    Supplemental cash flow information

	2015	2014	2013
Year ended December 31,	$’000	$’000	$’000
	(unaudited)	(unaudited)

Cash paid during the period for:

Interest	917	914	1,534

Income taxes	937	782	3,103

The Company did not enter into any capital leases during the years ended December 31, 2015, 2014 and 2013.

15.    Related party transactions

As of December 31, 2015, accounts receivable from related parties are $3,309,000 (unaudited) (2014 - $1,078,000 (unaudited)). This balance includes $709,000 (unaudited) (2014 - $883,000 (unaudited)) for provision of catering services ($560,000 to Perurail S.A., $148,000 to Peru Experiences Belmond and $1,000 to Belmond Peru Management (unaudited)) (2014; $50,000 to Belmond Hotels UK, $10,000 to Belmond Peru S.A., $421,000 to Perurail S.A., $3,000 to Ferrocarril Transandino S.A., $290,000 to VSOE - Dasa, $1,000 to Belmond Peru Management and $130,000 to Peru Experiences Belmond (unaudited)); $2,300,000 (unaudited) for a loan granted to Perurail S.A.; and $300,000 (unaudited) (2014 - $195,000 (unaudited)) corresponding to loans receivable from the Company’s shareholders. These loans do not bear interest and are payable upon demand.

As of December 31, 2015, accounts payable comprise mainly:

•
$Nil (unaudited) (2014 - $20,000 (unaudited)) payable to Belmond Ltd. related mainly to accounts payable for its role as guarantor of financial obligations of the Company and $686,000 (unaudited) (2014 - $2,923,000 (unaudited)) for advertising services and reimbursements of other operating expenses on behalf of the Company that are invoiced quarterly.

•	$1,734,000 (unaudited) (2014 - $1,281,000 (unaudited)) payable to Belmond Peru Management S.A., which includes:

•	$125,000 (unaudited) (2014 - $125,000 (unaudited)) corresponding to the payment of liabilities on behalf of the Company and liabilities for management services.

•
$1,609,000 (unaudited) (2014 - $1,156,000 (unaudited)) for management fees for the administration of Belmond Hotel Monasterio. The fees are calculated by applying a 19.6% rate to the results of the period before fixed expenses, and a 3.136% rate to the Company’s annual revenues.

The balance at December 31, 2015 also includes $4,000 (unaudited) (2014 - $2,000 (unaudited)) generated by commercial transactions and reimbursement of expenses related to the operations of the Company.

HOTEL RITZ MADRID S.A.

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

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has suffered recurring losses from operations and is out of compliance with its mortgage loan facility covenants that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainly. Our opinion is not modified with respect to this matter.

/s/ PricewaterhouseCoopers Auditores, S.L.
Madrid, Spain
June 17, 2014

Hotel Ritz Madrid S.A.
Balance Sheets

	May 21, 2015	December 31, 2014
	€’000	€’000
	(unaudited)	(unaudited)

Assets
Cash and cash equivalents	1,740	1,628
Accounts receivable, net of allowances of €49 and €48	857	1,284
Due from related parties	124	149
Prepaid expenses	138	98
Inventories	992	1,041

Total current assets	3,851	4,200

Property, plant and equipment, net of accumulated depreciation of €24,008 and €23,431	117,184	117,332
Goodwill	4,200	4,200
Other intangible assets	10,700	10,700

Total non-current assets	132,084	132,232

Total assets	135,935	136,432

Liabilities and Shareholders’ Equity
Accounts payable	1,598	1,661
Accrued liabilities and deferred revenue	2,873	2,350
Due to related parties	57,871	38,942
Current portion of long-term debt	52,500	55,769

Total current liabilities	114,842	98,722

Other liabilities	1,187	1,423
Due to related parties	—	12,580
Deferred tax liability, net	15,778	16,728

Total long-term liabilities	16,965	30,731

Total liabilities	131,807	129,453

Commitments and Contingencies (Note 10)

Shareholders’ equity:
Common shares €3.00 par value (20,000 shares authorized):
Issued - 20,000 (December 31, 2014 - 20,000)	60	60
Additional paid-in capital	37,235	37,235
Accumulated deficit	(33,167)	(30,316)

Total shareholders’ equity	4,128	6,979

Total liabilities and shareholders’ equity	135,935	136,432

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.
Statements of Operations

	Period from January 1 to May 21,	Year ended December 31,
	2015	2014	2013
	€’000	€’000	€’000
	(unaudited)	(unaudited)

Revenue	8,354	23,583	21,699

Expenses:
Cost of services	(5,271)	(14,032)	(14,010)
Selling, general and administrative	(4,611)	(6,902)	(6,447)
Depreciation and amortization	(577)	(1,480)	(1,559)
Impairment of other intangible assets and property, plant and equipment	—	(200)	(11,237)

Total operating costs and expenses	(10,459)	(22,614)	(33,253)

(Losses)/earnings from operations	(2,105)	969	(11,554)

Interest expense, net	(1,697)	(2,767)	(3,960)

Losses before income tax	(3,802)	(1,798)	(15,514)

Benefit from income taxes	950	7,064	1,196

Net (losses)/earnings	(2,852)	5,266	(14,318)

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.
Statements of Cash Flows

	Period from January 1 to May 21,	Year ended December 31,
	2015	2014	2013
	€’000	€’000	€’000
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (losses)/earnings	(2,852)	5,266	(14,318)
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	577	1,480	1,559
Amortization of finance costs	731	81	81
Loss on disposal of property, plant and equipment	1	82	6
Change in deferred tax	(950)	(7,171)	(1,196)
Impairment of other intangible assets and property, plant and equipment	—	200	11,237
Change in assets and liabilities:
Decrease/(increase) in accounts receivable and due from related parties	452	(176)	50
(Increase)/decrease in prepaid expenses	(40)	43	43
Decrease in inventories	49	246	202
Increase/(decrease) in due to related parties	548	(1,135)	839
Decrease in accounts payable	(63)	(277)	(203)
Increase/(decrease) in accrued and other liabilities	287	(104)	(519)

Total adjustments	1,592	(6,731)	12,099

Net cash used in operating activities	(1,260)	(1,465)	(2,219)

Cash flows from investing activities:
Capital expenditures	(428)	(487)	(694)

Net cash used in investing activities	(428)	(487)	(694)

Cash flows from financing activities:
Repayment of working capital facilities	—	(1,145)	(621)
Principal payments under long-term debt	—	(4,204)	(4,203)
Principal payments under current debt	(4,000)	—	—
Proceeds from shareholders' loans	5,800	8,661	7,530

Net cash provided by financing activities	1,800	3,312	2,706

Net increase/(decrease) in cash and cash equivalents	112	1,360	(208)

Cash and cash equivalents at beginning of year	1,628	268	476

Cash and cash equivalents at end of year	1,740	1,628	268

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Additional paid-in capital	Accumulated deficit	Total shareholders' equity
	€’000	€’000	€’000	€’000

Balance at January 1, 2013	60	37,235	(21,263)	16,032

Net losses	—	—	(14,318)	(14,318)

Balance at December 31, 2013	60	37,235	(35,581)	1,714

Net earnings	—	—	5,266	5,266

Balance at December 31, 2014 (unaudited)	60	37,235	(30,316)	6,979

Net losses	—	—	(2,852)	(2,852)

Balance at May 21, 2015 (unaudited)	60	37,235	(33,167)	4,128

The accompanying notes are an integral part of these financial statements.

Hotel Ritz Madrid S.A.
Notes to Financial Statements

1.    Summary of significant accounting policies and basis of presentation

(a)    Business

In this report Hotel Ritz Madrid S.A. is referred to as the “Company”. The Company owns and operates Hotel Ritz by Belmond in Madrid, Spain.

Prior to May 21, 2015, the Company was 50% owned indirectly by Belmond Ltd. (“BEL”) and 50% owned indirectly by Omega Capital S.L. (“Omega”). On May 21, 2015, Belmond and Omega sold the shares in the Company for gross proceeds of €130,000,000.

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

On May 21, 2015, Belmond and Omega sold the shares in the Company for gross proceeds of €130,000,000. As a result, financial statements are presented for the period up to May 21, 2015 when Belmond ceased to have any ownership interests in Hotel Ritz Madrid S.A.

As noted in Note 6 below, at May 21, 2015, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility, which was non-recourse to the shareholders, although each shareholder had provided a separate partial guarantee. A total of €52,500,000 had been borrowed under this loan facility at May 21, 2015. The Company has continued to service fully the interest and principal repayments as these fell due, including a principal repayment of €4,000,000 in April 2015, and on May 21, 2015 the debt was fully repaid.

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

(d)    Foreign currency

The functional currency of the Company is the euro which is also the local currency and the reporting currency of the Company.

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

(e)    Cash and cash equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less.

(f)    Accounts receivable and allowance for doubtful accounts

The Company states its accounts receivable at their estimated net realizable value. The Company maintains an allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(g)    Inventories

Inventories include food, beverages, operational equipment (linen, glass and uniforms), operating stocks (guest amenities, printing materials, etc.) and retail goods. Inventories are valued at the lower of cost or market value under the weighted average method.

(h)    Income taxes

Current portion of income tax

The amount of income taxes paid or payable is determined by applying the provisions of the enacted tax law to the taxable income or excess deductions over revenues for the year. The rates used and regulations applied to compute the amount are those enacted as of the balance sheet date.

Deferred portion of income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of transactions and events that have been recognized in the financial statements but have not yet been reflected in the Company’s income tax returns, or vice versa.

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases. Deferred taxes are measured at enacted statutory rates and are adjusted as enacted rates change. Prior to 2015, classification of deferred tax assets and liabilities corresponded with the classification of the underlying assets and liabilities giving rise to the temporary differences or the period of expected reversal, as applicable. In 2015 the Company adopted new guidance whereby all deferred tax assets and liabilities are classified as non-current. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on available evidence.

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

There were no impairments of property, plant and equipment in the period from January 1 to May 21, 2015 (unaudited) (year ended December 31, 2014 - €Nil (unaudited); 2013 - €137,000).

(k)    Goodwill

In accordance with ASC 350 “Intangibles – Goodwill and Other”, goodwill must be evaluated at least annually to determine whether an impairment is required. Goodwill is not amortized. The goodwill impairment testing under ASC 350 is performed in two steps; first, the determination of impairment based upon the fair value of a reporting unit as compared with its carrying value and second, if there is an implied impairment, the measurement of the amount of impairment loss is determined by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Impairment testing is performed annually.

In the period from January 1 to May 21, 2015, no impairment losses relating to goodwill have been identified or recorded (unaudited) (year ended December 31, 2014 - €Nil (unaudited); 2013 - €Nil).

(l)    Trademark intangible asset

Trademarks have an indefinite useful life and are reviewed annually for impairment in accordance with ASC 350 “Intangibles – Goodwill and Other”. In the period from January 1 to May 21, 2015, no impairment losses relating to the trademark intangible asset have been identified or recorded (unaudited) (year ended December 31, 2014 - €200,000 (unaudited); 2013 - €11,100,000).

(m)    Capitalized interest

Capitalized interest during the construction of qualifying assets is capitalized and included in the cost of the asset. No amounts were capitalized and included in the cost of assets for the period from January 1 to May 21, 2015 (unaudited) (year ended December 31, 2014 - €Nil (unaudited); 2013 - €Nil).

(n)    Employees' deferred retirement benefit

The provision for the employees’ deferred retirement benefit (“Premio de Vinculación”) is accrued according to the clauses defined in the Collective Agreement, as follows:

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

In order to calculate this compensation, which shall be as indemnity, the monthly payments shall be made up of the basic salary established in the salary tables plus the personal supplement for consolidated seniority, according to the following table:

	Payment to be received according to age
Years of service seniority	50 to 59	60	61	62	63	64	65 or more

10	7	7	6	5	4	3	2
15	8	8	7	6	5	4	3
20	9	9	8	7	6	5	4
25	10	10	9	8	7	6	5
30	11	11	10	9	8	7	6
35	12	12	11	10	9	8	7
40	13	13	12	11	10	9	8
45	14	14	13	12	11	10	9
50	15	15	14	13	12	11	10

For example, according to the table above, an employee when reaching ten years of service and having 60 years of age will be entitled to receive a lump sum equal to seven times his monthly basic salary.

(o)    Revenue recognition

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

(p)    Marketing costs

Marketing costs are expensed as incurred and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were €299,000 for the period from January 1 to May 21, 2015 (unaudited) (year ended December 31, 2014 - €756,000 (unaudited); 2013 - €707,000).

(q)    Debt issuance costs

Debt issuance costs incurred in connection with the placement of long-term debt are capitalized and presented as a direct deduction from the associated debt liability and amortized to interest expense over the term of the related debt.

(r)    Risks and uncertainties

The Company’s activities expose it to a variety of financial risks: market risks (including interest rate risk), credit risk, and liquidity risk. The Company’s risk management program tries to minimize the potential adverse effects on its financial performance. Management, based on its knowledge and experience, seeks to mitigate the interest rate, credit and liquidity risks by following the policies approved by the Board of Directors. The most important aspects of these risks are:

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company mitigates this risk through its procedures to monitor and manage asset and liability maturity dates, so that the Company can be best prepared for the flow of cash to match future payments. The Company may require funding from its shareholders to be able to honor its obligations with all stakeholders (suppliers, banks, employees and local government entities).

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

FASB guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, namely quoted market prices in active markets for identical assets or liabilities (Level 1), observable market-based inputs or unobservable inputs that are corroborated by market data (Level 2), and unobservable inputs that are not corroborated by market data (Level 3).

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

(t)    Recently issued and adopted accounting guidance

Accounting pronouncements adopted during the year

In April 2015, the FASB issued new guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not otherwise affect the recognition and measurement of debt issuance costs, which would continue to be calculated using the interest method and be reported as interest expense. Additionally, the other areas of U.S. GAAP that prescribe the accounting treatment for third-party debt issuance costs will not be affected. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. The Company has adopted this guidance as of May 21, 2015 and debt issuance costs previously included in Other assets on the balance sheets have been reclassified accordingly. Debt issuance costs included in Long-term debt on the balance sheets were €Nil at May 21, 2015 (unaudited) (December 31, 2014 - €731,000 (unaudited)).

In November 2015, the FASB issued new guidance which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as non-current in a classified balance sheet, in a simplification of the current guidance which requires entities to separately present DTAs and DTLs as current or non-current in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. The Company has adopted this guidance as of May 21, 2015. Prior periods were not retrospectively adjusted.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to apply to annual and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

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

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. A distinction between finance leases and operating leases is retained, with the result that the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous lease guidance.  The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	May 21, 2015	December 31, 2014
	€’000	€’000
	(unaudited)	(unaudited)

Land	88,438	88,438
Buildings	38,382	38,382
Machinery and equipment	5,555	5,520
Furniture and fixtures	5,970	5,902
Artwork	68	68
Motor vehicles	16	16
Works in progress	2,763	2,437
	141,192	140,763

Less: Accumulated depreciation	(24,008)	(23,431)

Total property, plant and equipment, net of accumulated depreciation	117,184	117,332

The depreciation charge on property, plant and equipment for the period from January 1 to May 21, 2015 was €577,000 (unaudited) (year ended December 31, 2014 - €1,480,000 (unaudited); 2013 - €1,559,000).

3.    Goodwill

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

For the year ended December 31, 2014, the Company determined the fair value of the reporting unit for the goodwill impairment analysis. For purposes of step 1 of the goodwill impairment test, the Company utilized a discounted cash flow methodology incorporating various assumptions and uncertainties that the Company believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, a full refurbishment of the hotel property, future growth rates (in a range between 8% and 26%), and the related discount rate of 8%. However, these assumptions and uncertainties are, by their very nature, highly judgmental. If the Company is unable to meet these forecasted results in future reporting periods, the Company may be required to record a charge in a future statement of operations for goodwill impairment charges.

The results of the step 1 goodwill impairment test concluded that the fair value of the reporting unit was less than the carrying amount. As such, the Company performed the step 2 in its goodwill impairment test which concluded that the implied fair value of the goodwill was greater than the carrying value by €210,000.

Based on the results of the impairment analysis as of December 31, 2014, it was determined that no impairment loss would need to be recognized relating to the goodwill recorded.

No triggering events were identified in the period from period from January 1 to May 21, 2015 that required the carrying value of goodwill to be further tested for impairment.

4.    Other intangible assets

Intangible assets consist of the following as of May 21, 2015 and December 31, 2014:

	Trademark	Total
	€’000	€’000

Carrying amount:
Balance at January 1, 2014	10,900	10,900
Impairment	(200)	(200)

Balance at December 31, 2014 (unaudited)	10,700	10,700

Balance at May 21, 2015 (unaudited)	10,700	10,700

Accumulated amortization:
Balance at January 1, 2014	—	—

Balance at December 31, 2014 (unaudited)	—	—

Balance at May 21, 2015 (unaudited)	—	—

Net book value:
December 31, 2013	10,900	10,900

December 31, 2014 (unaudited)	10,700	10,700

May 21, 2015 (unaudited)	10,700	10,700

Trademarks have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

No triggering events were identified in the period from January 1 to May 21, 2015 that required the carrying value of the trademark intangible asset to be further tested for impairment.

During the year ended December 31, 2014, the Company identified and recorded a non-cash impairment charge of €200,000 in respect of the Ritz trademark. The carrying value of the intangible asset was written down to fair value.

The intangible assets impairment testing requires an evaluation of the estimated fair value of each identified intangible asset against its carrying value. An impairment charge could be recorded if the estimated fair value is less than the carrying amount of the intangible assets. The Company assessed the carrying value of its trademark intangible assets as at December 31, 2014 and concluded that an impairment charge of €200,000 was required to reduce its trademark intangible assets to their fair value. The fair value was estimated based on expected future cash flows that could be derived from licensing the brand to other hotel operators considering a royalty fee of 4% along with estimates of growth rates.

The Company understands that the trademark value is not simply related to the financial performance of the hotel but more to the wider performance of the hospitality market, and is also affected by the general trading environment and economic cycle.

As at May 21, 2015 and December 31, 2014, the Company has €10,700,000 of trademark recorded as intangible assets. Subsequent intangible assets assessments could result in impairment due to future unfavorable developments, including lower occupancy rates, a lower penetration factor, lower room revenues and lower franchise fees.

5.    Accrued liabilities and deferred revenue

A breakdown of accrued liabilities and deferred revenue is as follows:

	May 21, 2015	December 31, 2014
	€’000	€’000
	(unaudited)	(unaudited)

Value added tax	16	44
Social security	152	185
Payroll IRPF taxes	76	202
Holidays and extra pay accrual	1,027	318
Other accruals (bonus, payroll-related, commissions, tax, etc.)	887	1,013
Accrued interest	178	182
Deferred revenue	537	406

Accrued liabilities and deferred revenue	2,873	2,350

Employees' deferred retirement benefit	1,187	1,423

Total	4,060	3,773

There are no assets to be disclosed regarding deferred retirement benefit obligations.

6.    Long-term debt and fair value disclosures

(a)    Long-term debt

Long-term debt consists of the following:

	May 21, 2015	December 31, 2014
	€’000	€’000
	(unaudited)	(unaudited)

Loans from banks collateralized by property, plant and equipment payable over periods of one to 14 years, with a weighted average interest rate of 3.86%	52,500	56,500

Less: Current portion	52,500	55,769
Less: Debt issuance costs	—	731

Non-current portion of long-term debt and obligations under capital lease	—	—

At May 21, 2015, the Company was out of compliance with a debt service coverage ratio in its first mortgage loan facility. A total of €52,500,000 had been borrowed under this loan facility at May 21, 2015.

On May 21, 2015, Belmond and its joint venture partner sold their shares in the Company for gross proceeds of €130,000,000. As part of the sale transaction, all outstanding debt of the Company and amounts payable to the shareholders were settled on May 21, 2015.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital lease at May 21, 2015:

Period from January 1 to May 21,	$’000

2015	52,500

52,500

(b)    Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of current assets and current liabilities approximates fair value due to the short-term nature of those instruments.

The fair value of debt at May 21, 2015 is calculated based on the face value of the debt plus any break-up cost for the repayment before its maturity date.

The fair value of debt at December 31, 2014 is determined using the contractual cash flows and credit-adjusted discount curves. The fair value of the debt is the present value of those contractual cash flows which are discounted at the current market cost of the debt and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral.

The carrying values, estimated fair values and levels of the fair value hierarchy of the Company’s debt as of May 21, 2015 and December 31, 2014 are as follows:

		May 21, 2015		December 31, 2014
		Carrying amount	Fair value	Carrying amount	Fair value
		€’000	€’000	€’000	€’000
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Long-term debt, including current portion, before deduction of debt issuance costs	Level 3	52,500	52,528	56,500	52,820

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the period from January 1 to May 21, 2015 (unaudited). No triggering events were identified in the period from January 1 to May 21, 2015 that required the carrying value of the trademark intangible asset to be further tested for impairment.

The estimated fair value of the Company's non-financial assets measured at fair value on a non-recurring basis at December 31, 2014 was as follows:

Fair value measurements using
	Fair value at December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total losses in the year ended December 31, 2014
	€’000	€’000	€’000	€’000	€’000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Other intangible assets	10,700	—	—	10,700	(200)

For the year ended December 31, 2014, the trademark intangible asset with a carrying value of €10,900,000 was written down to fair value of €10,700,000, resulting in a non-cash impairment charge of €200,000.

7.    Income taxes

The provision for income taxes consists of the following:

	Period from January 1 to May 21,	Year ended December 31,
	2015	2014	2013
	€’000	€’000	€’000
	(unaudited)	(unaudited)

Losses before income tax	(3,802)	(1,798)	(15,514)

Current income tax charge	—	(107)	—

Deferred income tax credit/(charge)	950	7,171	1,196

Total	950	7,064	1,196

The reconciliations of the Spain income tax rate to the Company’s effective income tax rate for the period from January 1 to May 21, 2015 and the two years ended December 31, 2014 and 2013 are as follows:

	Period from January 1 to May 21,	Year ended December 31,
	2015	2014	2013
	%	%	%
	(unaudited)	(unaudited)

Spain income tax rate	28	30	30
Change in enacted tax rate	—	186	—
Change in tax basis	(3)	177	—
Permanent differences	—	—	(22)

Effective tax rate	25	393	8

The high effective tax rate in the year ended December 31, 2014 reflects a decrease in the statutory tax rate in Spain from 30% to 25% that was enacted in December 2014 and will be effective from 2016 onwards. This had the effect of reducing future potential deferred tax liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	May 21, 2015	December 31, 2014
	€’000	€’000
	(unaudited)	(unaudited)

Operating loss carry-forwards	8,863	8,044
Employee deferred retirement benefit	2,578	2,521

Deferred income tax assets	11,441	10,565

Fixed assets and intangibles	(27,219)	(27,293)

Deferred income tax liabilities	(27,219)	(27,293)

Net deferred income tax liabilities	(15,778)	(16,728)

The deferred tax assets consist primarily of tax loss carry-forwards. The gross amount of tax loss carry-forward is €35,453,000 (unaudited) at May 21, 2015. Of this amount, €6,200,000 will expire in the eight years ending December 31, 2023; €15,590,000 will expire in the five years ending December 31, 2028; and €13,663,000 will expire in the three years ending December 31, 2031. No valuation allowance has been provided against gross deferred tax assets as it is not thought more likely than not that the benefits associated with these assets will not be realized, according with the taxable bases projected by the Company taking as a base the management projections for the next years, and considering the recent tax pronouncements issued by the Spanish Tax Authorities.

The deferred tax liabilities consist primarily of differences between the tax basis of depreciable assets and the adjusted basis as reflected in the financial statements.

8.    Shareholders’ equity

(a)    Share capital

As of May 21, 2015, the Company's share capital consisted of 20,000 fully subscribed and paid shares with a par value of €3 each, all carrying the same rights. Additional paid-in capital amounts to €37,235,000 and is a distributable reserve.

The shareholders of the Company are as follows:

	Number of shares	Percentage ownership
	(unaudited)	(unaudited)

Belmond Spanish Holdings S.L.	10,000	50
Landis Inversiones S.L.	10,000	50

	20,000	100

(b)    Legal reserve

In accordance with Spanish law, a minimum 10% of the annual profits that can be distributed have to be transferred to a legal reserve until it equals 20% of the paid-in capital. The legal reserve cannot be distributed and can only be used to offset losses if there are no other available reserves in a sufficient amount to cover those losses, having in this event to be replaced with future benefits.

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends, by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory regulations.

9.    Information by segments

Accounting standards require that the Company present financial information by segments. Segments are determined by the form in which the management organizes the Company to make decisions and assess the business performance. In this regard, management considers that the Company operates one single reportable segment.

Financial information regarding the breakdown of revenues by type of product is as follows:

	Period from January 1 to May 21,	Year ended December 31,
	2015	2014	2013
	€’000	€’000	€’000
	(unaudited)	(unaudited)

Rooms revenue	4,300	12,635	11,401
Food and beverage revenue	3,421	9,639	8,347
Other revenues (spa, rental income, laundry, concierge)	633	1,309	1,951

Revenue	8,354	23,583	21,699

10.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment at May 21, 2015 were approximately €300,000 (unaudited) (December 31, 2014 - €240,000 (unaudited)).

11.    Supplemental cash flow information

	Period from January 1 to May 21,	Year ended December 31,
	2015	2014	2013
	€’000	€’000	€’000
	(unaudited)	(unaudited)

Cash paid during the period for:

Interest	386	3,431	3,055

Income taxes	—	40	—

12.    Related party transactions

Prior to the sale on May 21, 2015, Belmond held an indirect 50% interest in the Company accounted for under the equity method.  For the period from January 1 to May 21, 2015, Belmond earned €2,302,000 (unaudited) (year ended December 31, 2014 - €713,000 (unaudited); 2013 - €651,000) in management fees, which are included in the Company’s selling, general and administrative expenses.

The amount due to Belmond Spanish Holdings S.L., from the Company at May 21, 2015 was €28,851,000 (unaudited) (December 31, 2014 - €1,393,000 (unaudited)), with the assignment of the participative loans from Belmond Management Services SARL to the Company up to 2014. The loans bear interest at 3.05% per annum, and interest in the amount of €291,000 was accrued for the period from January 1 to May 21, 2015 (unaudited) (year ended December 31, 2014 - €708,000 (unaudited); 2013 - €554,000).

The amount due to Omega from the Company at May 21, 2015 was €28,943,000 (unaudited) (December 31, 2014 - €25,741,000 (unaudited)), with the increase due to Omega providing participative loans to the Company in the period from January 1 to May 21, 2015 of €2,900,000 (unaudited) (year ended December 31, 2014 - €3,135,000 (unaudited); 2013 - €4,090,000) to fund operations in 2015. The loans bear interest at 3.05% per annum, and interest in the amount of €294,000 was accrued in the period from January 1 to May 21, 2015 (unaudited) (year ended December 31, 2014 - €715,000 (unaudited); 2013 - €554,000).

The amount due to Belmond Spanish Holdings S.L. for management and marketing fees charged totaled €150,000 at May 21, 2015 (unaudited) (December 31, 2014 - €261,000 (unaudited)).

The amount due to Belmond (UK) Ltd. totaled €88,000 at May 21, 2015 (unaudited) (December 31, 2014 - €999,000 (unaudited)).

All amounts payable to related parties were settled on May 21, 2015 as part of Belmond and its joint venture partner’s sale of the shares in the Company. See Note 13. As a result all amounts due to related parties were presented as short-term as at May 21, 2015.

13.    Subsequent events

On May 21, 2015, Belmond and its joint venture partner sold their shares in the Company for gross proceeds of €130,000,000. As part of the sale transaction, all outstanding debt of the Company and amounts payable to the shareholders were settled on May 21, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 23, 2016

BELMOND LTD.

By:	/s/ Martin O'Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to the Current Report on Form 8-K dated July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K dated June 15, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A dated April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K dated December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K dated May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K dated March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K dated June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
10.1	Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K")	Orient-Express Hotels Ltd. 2000 Stock Option Plan, as amended
10.2	Exhibit 10.2 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.3	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.4	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.5	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.6	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.7	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.8	Exhibit 10.8 to the 2012 Form 10-K	Service Agreement between Orient-Express Services Ltd. and John M. Scott III dated November 8, 2012
10.9	Exhibit 10.9 to 2012 Form 10-K	Severance Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.10	Exhibit 10.10 to 2012 Form 10-K	Indemnification Agreement between Orient-Express Hotels Ltd. and John M. Scott III dated November 8, 2012
10.11	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.12	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.13	Exhibit 10.4 to the September 30, 2015 Form 10-Q	Separation Agreement between Belmond Ltd., Belmond (UK) Limited and John M. Scott III dated September 20, 2015
10.14	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended
10.15	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers
12		Statement of computation of ratios*
14	Exhibit 14 to the Current Report on Form 8-K dated April 30, 2013	Code of Conduct as adopted April 30, 2013
21		Subsidiaries of Belmond Ltd.*
23.1		Consent of Deloitte LLP*
23.2		Consent of Pazos, López de Romaña, Rodriguez S.C.
23.3		Consent of Pazos, López de Romaña, Rodriguez S.C.
23.4		Consent of PricewaterhouseCoopers Auditors S.L.

Exhibit No.	Incorporated by Reference to	Description
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file*
* Previously filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2015.

The Company hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.