Form 10-Q
period 2016-06-30
Belmond Ltd.
filed 2016-08-04
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

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

 As of August 1, 2016, 101,738,609 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2016	December 31, 2015
	$’000	$’000
Assets
Cash and cash equivalents	144,532	135,599
Restricted cash	4,487	2,568
Accounts receivable, net of allowances of $518 and $291	30,940	27,066
Due from unconsolidated companies	15,103	12,157
Prepaid expenses and other	12,874	13,310
Inventories	27,404	25,556
Assets held for sale	—	—
Total current assets	235,340	216,256

Property, plant and equipment, net of accumulated depreciation of $370,606 and $343,247	1,094,099	1,078,361
Investments in unconsolidated companies	71,543	71,724
Goodwill	115,396	113,996
Other intangible assets	13,636	13,852
Surplus for pension benefit	654	—
Other assets	15,510	15,286
Total assets (1)	1,546,178	1,509,475

Liabilities and Equity
Accounts payable	15,326	15,826
Accrued liabilities	78,826	71,653
Deferred revenue	46,969	32,266
Current portion of long-term debt and obligations under capital leases	5,322	5,349
Total current liabilities	146,443	125,094

Long-term debt and obligations under capital leases	594,933	577,543
Liability for pension benefit	—	355
Other liabilities	8,529	20,470
Deferred income taxes	121,736	123,910
Liability for uncertain tax positions	3,822	3,678
Total liabilities (1)	875,463	851,050

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 101,710,189 (2015 — 101,447,557)	1,017	1,015
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2015 — 18,044,478)	181	181

Additional paid-in capital	976,335	975,419
Retained earnings	23,226	16,172
Accumulated other comprehensive loss	(330,195)	(334,542)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2015 — 18,044,478)	(181)	(181)
Total shareholders’ equity	670,383	658,064
Non-controlling interests	332	361
Total equity	670,715	658,425

Total liabilities and equity	1,546,178	1,509,475

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at June 30, 2016 and December 31, 2015 is Charleston Center LLC. These assets and liabilities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	$’000	$’000

Assets
Cash and cash equivalents	2,638	2,569
Accounts receivable, net of allowances of $7 and $Nil	2,889	2,712
Prepaid expenses and other	318	1,232
Inventories	1,243	1,231
Total current assets	7,088	7,744

Property, plant and equipment, net of accumulated depreciation of $33,866 and $30,260	201,091	201,342
Other assets	1,638	1,566
Total assets	209,817	210,652

Liabilities
Accounts payable	1,494	3,764
Accrued liabilities	4,270	2,910
Deferred revenue	1,860	2,551
Current portion of long-term debt and obligations under capital leases	175	229
Total current liabilities	7,799	9,454

Long-term debt and obligations under capital leases	111,991	96,392
Other liabilities	914	16,540
Total liabilities	120,704	122,386

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Revenue	154,490	160,805	251,892	260,295

Expenses:
Cost of services	69,368	70,161	114,472	117,962
Selling, general and administrative	50,285	54,629	96,929	102,650
Depreciation and amortization	13,331	12,425	26,398	25,004
Impairment of goodwill	—	5,698	—	5,698

Total operating costs and expenses	132,984	142,913	237,799	251,314

Gain on disposal of property, plant and equipment and equity method investments	150	19,825	300	19,975

Earnings from operations	21,656	37,717	14,393	28,956

Gain on extinguishment of debt	1,200	—	1,200	—
Interest income	177	187	293	450
Interest expense	(7,676)	(6,480)	(15,186)	(14,095)
Foreign currency, net	4,871	(1,056)	7,729	(3,812)

Earnings before income taxes and earnings from unconsolidated companies, net of tax	20,228	30,368	8,429	11,499

Provision for income taxes	(14,335)	(16,338)	(4,739)	(7,058)

Earnings before earnings from unconsolidated companies, net of tax	5,893	14,030	3,690	4,441

Earnings from unconsolidated companies, net of tax provision/(benefit) of $1,355, $608, $2,231 and $(116)	2,259	1,357	3,094	1,682

Earnings from continuing operations	8,152	15,387	6,784	6,123

Net earnings/(losses) from discontinued operations, net of tax provision/(benefit) of $Nil, $Nil, $Nil and $Nil	156	(53)	55	(243)

Net earnings	8,308	15,334	6,839	5,880

Net losses/(earnings) attributable to non-controlling interests	59	90	(40)	(5)

Net earnings attributable to Belmond Ltd.	8,367	15,424	6,799	5,875

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.08	0.15	0.07	0.06
Net earnings/(losses) from discontinued operations	—	—	—	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.08	0.15	0.07	0.06

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.08	0.15	0.07	0.06
Net earnings/(losses) from discontinued operations	—	—	—	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.08	0.15	0.07	0.06

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Net earnings	8,308	15,334	6,839	5,880

Other comprehensive (losses)/income, net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $(112), $Nil and $(1,512)	(9,175)	10,906	5,899	(40,336)
Change in fair value of derivatives, net of tax (benefit)/provision of $(89), $264, $(548) and $(260)	(247)	785	(1,715)	(234)
Change in pension liability, net of tax provision of $29, $76, $58 and $76	132	113	265	298
Total other comprehensive (losses)/income, net of tax	(9,290)	11,804	4,449	(40,272)

Total comprehensive (losses)/income	(982)	27,138	11,288	(34,392)

Comprehensive losses/(income) attributable to non-controlling interests	4	59	(142)	148

Comprehensive (losses)/income attributable to Belmond Ltd.	(978)	27,197	11,146	(34,244)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Six months ended
	June 30, 2016	June 30, 2015
	$'000	$'000

Cash flows from operating activities:
Net earnings	6,839	5,880
Less: Net earnings/(losses) from discontinued operations, net of tax	55	(243)

Net earnings from continuing operations	6,784	6,123
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	26,398	25,004
Impairment of goodwill	—	5,698
Gain on disposal of property, plant and equipment	(300)	(19,975)
Gain on extinguishment of debt	(1,200)	—
Earnings from unconsolidated companies, net of tax	(3,094)	(1,682)
Amortization of debt issuance costs and discount on secured term loan	1,440	1,443
Share-based compensation	3,149	3,733
Change in provisions for uncertain tax positions	136	160
Benefit from deferred income tax	(3,526)	(1,912)
Other non-cash movements	1,302	17
Effect of exchange rates on net losses	(8,800)	2,358
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,109)	(5,971)
Due from unconsolidated companies	(1,353)	1,282
Prepaid expenses and other	(417)	(421)
Inventories	(1,048)	804
Escrow and prepaid customer deposits	(2,327)	(1,431)
Accounts payable	(518)	(309)
Accrued liabilities	6,314	12,582
Deferred revenue	12,993	11,630
Other liabilities	(14,367)	(1,714)
Other, net	(256)	(761)
Other cash movements:
Dividends from equity method investees	2,062	1,879

Net cash provided by operating activities from continuing operations	20,263	38,537
Net cash provided by/(used in) operating activities from discontinued operations	55	(243)

Net cash provided by operating activities	20,318	38,294

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Six months ended
	June 30, 2016	June 30, 2015
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(27,076)	(31,365)
Capital expenditure to acquire intangible assets	—	(706)
Investments in unconsolidated companies	—	(4,061)
Increase in restricted cash	(129)	(153)
Release of restricted cash	—	500
Change in deferred revenue for asset sale deposits	—	(500)
Proceeds from sale of property, plant and equipment and equity method investments	2,362	43,242

Net cash (used in)/provided by investing activities from continuing operations	(24,843)	6,957
Net cash provided by investing activities from discontinued operations	—	—

Net cash (used in)/provided by investing activities	(24,843)	6,957

Cash flows from financing activities:
Repurchase of shares	(1,992)	(16,519)
Exercised share options and vested share awards	16	32
Dividend to non-controlling interest	(7)	(20)
Issuance of long-term debt	26,000	—
Debt issuance costs	(414)	(1,000)
Principal payments under long-term debt	(11,207)	(2,740)

Net cash provided by/(used in) financing activities from continuing operations	12,396	(20,247)
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by/(used in) financing activities	12,396	(20,247)

Effect of exchange rate changes on cash and cash equivalents	1,062	(3,433)

Net increase in cash and cash equivalents	8,933	21,571

Cash and cash equivalents at beginning of period (includes $Nil and $Nil of cash presented within assets held for sale)	135,599	135,118

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	144,532	156,689

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	(Accumulated deficit) /retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	3,733	—	—	—	—	3,733
Exercised share options and vested share awards	—	5	—	27	—	—	—	—	32
Repurchase of shares	—	(15)	—	(13,973)	(4,353)	—	—	—	(18,341)
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—
Comprehensive (losses)/income:
Net earnings attributable to common shares	—	—	—	—	5,875	—	—	5	5,880
Other comprehensive losses	—	—	—	—	—	(40,119)	—	(153)	(40,272)

Balance, June 30, 2015	—	1,030	181	990,590	7,285	(286,539)	(181)	927	713,293

Balance, January 1, 2016	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	3,149	—	—	—	—	3,149
Exercised stock options and vested share awards	—	4	—	12	—	—	—	—	16
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(171)	(171)
Comprehensive (losses)/income:
Net earnings attributable to common shares	—	—	—	—	6,799	—	—	40	6,839
Other comprehensive income	—	—	—	—	—	4,347	—	102	4,449

Balance, June 30, 2016	—	1,017	181	976,335	23,226	(330,195)	(181)	332	670,715

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At June 30, 2016, Belmond owned, invested in or managed 34 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, six tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

Accounting pronouncements adopted during the period

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends consolidation requirements and changes the analysis required in relation to variable interest entities and whether or not these entities should be consolidated. The guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial position, results of operations and cash flows.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. In May 2016, the FASB issued an update that clarified guidance in certain narrow aspects of the topic. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for periods beginning after December 15, 2016. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

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

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Numerator ($'000)
Net earnings/(losses) from continuing operations	8,152	15,387	6,784	6,123
Net earnings/(losses) from discontinued operations	156	(53)	55	(243)
Net losses/(earnings) attributable to non-controlling interests	59	90	(40)	(5)

Net earnings/(losses) attributable to Belmond Ltd.	8,367	15,424	6,799	5,875

Denominator (shares '000)
Basic weighted average shares outstanding	101,534	103,652	101,424	103,880
Effect of dilution	1,385	2,049	1,361	1,969

Diluted weighted average shares outstanding	102,919	105,701	102,785	105,849

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.080	0.148	0.067	0.059
Net earnings/(losses) from discontinued operations	0.002	(0.001)	0.001	(0.002)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	—	—

Net earnings/(losses) attributable to Belmond Ltd.	0.083	0.148	0.068	0.057

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.079	0.146	0.066	0.058
Net earnings/(losses) from discontinued operations	0.002	(0.001)	0.001	(0.002)
Net losses/(earnings) attributable to non-controlling interests	0.001	0.001	—	—

Net earnings/(losses) attributable to Belmond Ltd.	0.082	0.146	0.067	0.056

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Share options	1,894,922	701,600	1,894,922	894,876
Share-based awards	—	—	—	—

Total	1,894,922	701,600	1,894,922	894,876

The number of share options and share-based awards unexercised at June 30, 2016 was 4,197,980 (June 30, 2015 - 4,690,526).

3.    Assets held for sale and discontinued operations

(a)    Properties sold: Great South Pacific Express

On the April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,400 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

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

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	170	(14)	156

Earnings/(losses) before tax	170	(14)	156

Net earnings/(losses) from discontinued operations	170	(14)	156

	Three months ended June 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(42)	(11)	(53)

Losses before tax	(42)	(11)	(53)

Net losses from discontinued operations	(42)	(11)	(53)

	Six months ended June 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	73	(18)	55

Earnings/(losses) before tax	73	(18)	55

Net earnings/(losses) from discontinued operations	73	(18)	55

	Six months ended June 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(192)	(51)	(243)

Losses before tax	(192)	(51)	(243)

Net losses from discontinued operations	(192)	(51)	(243)

The results of discontinued operations for the three and six months ended June 30, 2016 included $170,000 and $73,000, respectively, due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17. The results of discontinued operations for the three and six months ended June 30, 2015 comprised of legal fees of $42,000 and $192,000, respectively in relation to Ubud Hanging Gardens.

(c)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at June 30, 2016 and December 31, 2015.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $209,817,000 at June 30, 2016 (December 31, 2015 - $210,652,000) and exclude goodwill of $40,395,000 (December 31, 2015 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $120,704,000 at June 30, 2016 (December 31, 2015 - $122,386,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	$’000	$’000	$’000	$’000

Investment	2,925	2,972	2,925	2,972
Due from unconsolidated company	5,419	4,872	5,419	4,872
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	8,344	7,844	8,344	7,844

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at June 30, 2016, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	June 30, 2016	December 31, 2015
	$’000	$’000

Current assets	100,672	59,372

Property, plant and equipment, net of accumulated depreciation	288,796	207,469
Other non-current assets	28,461	30,643
Non-current assets	317,257	238,112

Total assets	417,929	297,484

Current liabilities, including $23,936 and $19,171 current portion of third-party debt	99,218	86,092

Long-term debt	155,972	48,681
Other non-current liabilities	27,965	26,540
Non-current liabilities	183,937	75,221

Total shareholders’ equity	134,774	136,171

Total liabilities and shareholders’ equity	417,929	297,484

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Revenue	47,794	43,255	86,352	77,091

Gross profit[1]	32,921	29,198	58,765	48,044

Net earnings[2]	4,287	2,526	6,091	3,322
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at June 30, 2016, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2020, $18,667,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $7,261,000, through May 2017.

Previously, Belmond had guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the year ended December 31, 2015.

At June 30, 2016, the Company's unconsolidated Peruvian rail joint venture, PeruRail, was not in compliance with a financial undertaking in its $126,956,000 credit agreement to finance the infrastructure required under its transportation contract with Minera Las Bambas S.A. PeruRail is in discussions with its lenders regarding this non-compliance, but PeruRail does not believe that this constitutes an event of default under its credit agreement, so this borrowing continues to be presented within long-term debt in the preceding table. This borrowing is non-recourse to Belmond and is secured by PeruRail assets held in a trust that are financed by the borrowing, but is not otherwise recourse to PeruRail.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2016	December 31, 2015
	$’000	$’000

Land and buildings	1,026,921	994,382
Machinery and equipment	183,598	182,510
Fixtures, fittings and office equipment	235,249	225,943
River cruise ship and canal boats	18,937	18,773

	1,464,705	1,421,608
Less: Accumulated depreciation	(370,606)	(343,247)

Total property, plant and equipment, net of accumulated depreciation	1,094,099	1,078,361

 The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2016 was $13,183,000 (June 30, 2015 - $12,297,000) and $26,127,000 (June 30, 2015 - $24,782,000), respectively.

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $201,091,000 at June 30, 2016 (December 31, 2015 - $201,342,000).

There were no impairments of property, plant and equipment in the three and six months ended June 30, 2016 and 2015. In the three and six months ended June 30, 2016, Belmond considered whether the decline in performance of Belmond Road to Mandalay and Belmond Orcaella caused by increased competition in Myanmar indicated that the carrying amounts of these businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Under the first step of the fixed assets impairment test, the sums of the undiscounted cash flows expected to result from Belmond Road to Mandalay and Belmond Orcaella were approximately 12% and 14%, respectively, in excess of their carrying values. Factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset groups include the future operating projections of the river cruise businesses, particularly passenger numbers, ticket prices and fixed costs.

In the current quarter Belmond also considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of Belmond Northern Belle’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Under the first step of the fixed assets impairment test, the sums of the undiscounted cash flows expected to result from Belmond Northern Belle was approximately 47% in excess of its carrying value. Factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset group include the future operating projections of the train, particularly passenger numbers, ticket prices and maintenance spend, and any deterioration in the U.K. regional economy.

There was no capitalized interest in the three and six months ended June 30, 2016 and 2015.

7.    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

	At January 1, 2016					At June 30, 2016
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,263	(14,202)	50,061	—	1,850	66,113	(14,202)	51,911
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	19,975	(13,149)	6,826	—	662	20,637	(13,149)	7,488
Owned trains and cruises	7,780	(662)	7,118	—	(1,112)	6,668	(662)	6,006

Total	158,119	(44,123)	113,996	—	1,400	159,519	(44,123)	115,396

In the three months ended June 30, 2016, Belmond considered whether the increased relative expense of the Asia region indicated that it was more likely than not that the fair value of Belmond La Résidence d’Angkor was less than its carrying value. The property was tested for goodwill impairment during the three months ended March 31, 2016. Under the first step of the goodwill impairment test, the fair value of Belmond La Résidence d’Angkor was approximately 15% in excess of its carrying value. The goodwill balance of Belmond La Résidence d’Angkor is $1,548,000 at June 30, 2016. Belmond concluded that there was no impairment trigger in the current quarter as the hotel is currently closed for refurbishment until November 2016, and so will continue to carefully monitor the situation and perform an impairment test once the hotel reopens and the post-refurbishment projections can be ascertained. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability in the region or changes in future travel patterns or local competitive supply.

Also in the three months ended June 30, 2016, Belmond considered whether the continued pressures on the Russian economic environment as a result of economic sanctions and low oil prices indicated that it was more likely than not that the fair value of Belmond Grand Hotel Europe was less than its carrying value. While Belmond concluded that there was no impairment trigger in the current quarter as the performance of the reporting unit is in line with operating projections, it is carefully monitoring the situation. Goodwill assigned to this reporting unit was RUB558.0 million (equivalent to $8,683,000) at June 30, 2016. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, economic sanctions and the timing and extent of recovery in the Russian economy.

8.    Other intangible assets

Other intangible assets consist of the following as of June 30, 2016:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2016	8,493	1,791	7,100	17,384
Additions	—	—	—	—
Foreign currency translation adjustment	138	(182)	—	(44)

Balance at June 30, 2016	8,631	1,609	7,100	17,340

Accumulated amortization:
Balance at January 1, 2016	2,272	1,260		3,532
Charge for the period	189	82		271
Foreign currency translation adjustment	33	(132)		(99)

Balance at June 30, 2016	2,494	1,210		3,704

Net book value:
At June 30, 2016	6,137	399	7,100	13,636

At December 31, 2015	6,221	531	7,100	13,852

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the three months ended June 30, 2016, Belmond considered whether the continued volatility of the Russian economic environment as a result of economic sanctions and low oil prices indicated that it was more likely than not that the fair value of the Belmond Grand Hotel Europe trade name was less than its carrying value. While Belmond concluded that there was no impairment trigger in the current quarter, it is carefully monitoring the situation. Belmond Grand Hotel Europe had a trade name balance of $7,100,000 at June 30, 2016. See Note 7 for discussion of factors that could reasonably be expected to potentially have an adverse effect on the fair value of the trade name.

Total amortization expense for the three and six months ended June 30, 2016 was $148,000 (June 30, 2015 - $128,000) and $271,000 (June 30, 2015 - $222,000), respectively. Estimated total amortization expense for the remainder of the year ending December 31, 2016 is $271,000 and for each of the years ending December 31, 2016 to December 31, 2020 is $542,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	June 30, 2016	December 31, 2015
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of three to 5 years (2015 - four to 13 years), with a weighted average interest rate of 4.26% (2015 - 4.28%)	612,864	596,428
Obligations under capital lease	39	59

Total long-term debt and obligations under capital lease	612,903	596,487

Less: Current portion	5,322	5,349
Less: Discount on secured term loan	1,724	1,894
Less: Debt issuance costs	10,924	11,701

Non-current portion of long-term debt and obligations under capital lease	594,933	577,543

Belmond is financed with a $551,955,000 secured term loan and a $105,000,000 revolving credit facility.

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

In August 2014, Charleston Center LLC entered into an $86,000,000 loan secured on its real and personal property. This loan had no amortization and was non-recourse to Belmond. The loan had a 2019 maturity and bore interest at a rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112,000,000 new loan with the same 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a public agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. Due to the early settlement of this borrowing a discount was negotiated resulting in a net gain on extinguishment of debt of $1,200,000 after accounting for a tax indemnity of $2,800,000 to our partners in respect of their income from the discount arising on the cancellation of indebtedness.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2016:

$’000

Remainder of 2016	2,692
2017	5,368
2018	5,370
2019	117,381
2020	5,396
2021	476,696
2022 and thereafter	—

Total long-term debt and obligations under capital lease	612,903

The Company has guaranteed $499,650,000 of the long-term debt of its subsidiary companies as at June 30, 2016 (December 31, 2015 - $499,100,000).

The tables above include the debt of Charleston Center LLC of $113,214,000 at June 30, 2016 (December 31, 2015 - $97,328,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

Debt issuance costs related to the above outstanding long-term debt were $10,924,000 at June 30, 2016 (December 31, 2015 - $11,701,000 ), including $1,048,000 at June 30, 2016 (December 31, 2015 - $707,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $105,891,000 of revolving credit and working capital facilities at June 30, 2016 (December 31, 2015 - $106,082,000) of which $105,891,000 was available (December 31, 2015 - $106,082,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2016	December 31, 2015
	$’000	$’000

Interest rate swaps (see Note 19)	3,881	1,733
Long-term accrued interest on subordinated debt at Charleston Center LLC	—	16,540
Deferred gain on sale of Inn at Perry Cabin by Belmond	1,650	1,950
Deferred lease incentive	198	247
Tax indemnity provision on extinguishment of debt (see Note 9)	2,800	—

Total other liabilities	8,529	20,470

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	227	246	453	489
Expected return on assets	(294)	(259)	(589)	(514)
Net amortization and deferrals	161	187	323	372

Net periodic benefit cost	94	174	187	347

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,692,000 at June 30, 2016) annually until the plan is fully funded, which, based on its December 2012 actuarial assessment (prepared using assumptions which differ in some respects to those used to value the liability for these financial statements), is projected to occur in 2017. During the three and six months ended June 30, 2016, contributions of $455,000 (June 30, 2015 - $483,000) and $910,000 (June 30, 2015 - $963,000), respectively, were made to the pension plan and Belmond anticipates contributing an additional $782,000 to fund the plan in 2016 for a total of $1,692,000.

Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $10,906,000 at June 30, 2016), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three and six months ended June 30, 2016, the income tax provision was $14,335,000 (June 30, 2015 - $16,338,000) and $4,739,000 (June 30, 2015 - $7,058,000), respectively. The decrease in tax charge in the three and six months ended June 30, 2016 is as a result of a decrease in earnings from operations, mainly due to the gain on disposal of Hotel Ritz in the three months ended June 30, 2015 .

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,788	6,682	13,448	13,652

Withholding tax provision classified as interest	—	(1,000)	—	(1,000)

Interest on legal settlements	156	—	298	—

Amortization of debt issuance costs and discount on secured term loan	732	798	1,440	1,443

Total interest expense	7,676	6,480	15,186	14,095

14.    Supplemental cash flow information

	Six months ended
	June 30, 2016	June 30, 2015
	$’000	$’000

Cash paid during the period for:
Interest	27,061	13,980

Income taxes, net of refunds	8,129	8,810

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a decrease of $140,000 for the six months ended June 30, 2016 (June 30, 2015 - decrease of $103,000).

During the six months ended June 30, 2016, cash paid during the period for interest of $27,061,000 (June 30, 2015 - $13,980,000) included the payment of accrued interest on a 1984 development loan from a public agency that was fully repaid by Charleston Center LLC in June 2016. See Note 9.

15.    Restricted cash

The major balances in restricted cash are as follows:

	June 30, 2016	December 31, 2015
	$’000	$’000

Cash deposits required to be held with lending banks as collateral	878	749
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	4,078	1,909
Bonds and guarantees	409	659

Total restricted cash	5,365	3,317

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at June 30, 2016 was $878,000 (December 31, 2015 - $749,000).

16.    Share-based compensation plans

At June 30, 2016, Belmond had two share-based compensation plans. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and six months ended June 30, 2016 was $1,507,000 (June 30, 2015 - $2,983,000) and $3,149,000 (June 30, 2015 - $3,733,000), respectively. The total compensation cost related to unexercised options and unvested share awards at June 30, 2016 to be recognized over the period July 1, 2016 to June 30, 2020 was $11,424,000 and the weighted average period over which it is expected to be recognized is 27 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the six months ended June 30, 2016. The last outstanding award under the 2000 stock option plan lapsed during the three months ended June 30, 2016.

2009 share award and incentive plan

During the six months ended June 30, 2016, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares with and without performance criteria were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Exercise price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards
Share options	47,650	June 24, 2016	June 24, 2017	$9.64	29%	0.76%	$—	2.5 years
Share options	47,650	June 24, 2016	June 24, 2018	$9.64	30%	0.76%	$—	3.5 years
Share options	47,650	June 24, 2016	June 24, 2019	$9.64	34%	1.08%	$—	4.5 years
Share options	47,650	June 24, 2016	June 24, 2020	$9.64	39%	1.08%	$—	5.5 years

During the six months ended June 30, 2016, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	81,551	June 24, 2016	June 24, 2017	$0.01
Restricted shares without performance criteria	61,164	June 24, 2016	On retirement	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2017	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2018	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2019	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2020	$0.01
Deferred shares with performance criteria	293,900	March 18, 2016	March 18, 2019	$0.01

17.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $11,301,000 at June 30, 2016 (December 31, 2015 - $8,662,000).

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

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company has appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. If the Secretary does not alter its decision, the Company can appeal directly to the Minister for Planning and ultimately to the Brazilian courts. Belmond’s current annual lease expense for the hotel is R$18,477,000 (equivalent to $5,756,000 at June 30, 2016). However, until August 2014, the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($3,447,000) per annum without an annual adjustment for inflation as provided in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid plus monetary correction, which totals R$19,769,000 ($6,159,000), has been fully accrued. Based on the Secretary’s decision, the Ministry will be assessing rent at the contractual rate, which has been included in the table of future rental payments as at June 30, 2016 below. Beyond the amounts accrued, management estimates that the range of possible additional loss to Belmond could be between R$1,000,000 and R$1,500,000 (equivalent to $312,000 and $467,000 at June 30, 2016) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,297,000) was due on March 31, 2015 as a result of the denial of the application. The Secretary has yet to address Belmond’s request for re-consideration of the Ministry’s decision, so that pending this requested reconsideration and exhaustion of administrative remedies, the Company has not paid to the Ministry the amount claimed due. In the meantime, the Company is considering proceedings against the Ministry in the Brazilian courts.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and declared that the entire proceeding be vacated. The court of first instance reconsidered the matter in January 2016 and again dismissed the Public Prosecutor's claim on technical grounds. The Public Prosecutor's office appealed this decision as well and at a hearing on June 16, 2016, the Superior Court of Cusco reaffirmed the decision of the court of first instance. The Public Prosecutor is entitled to appeal to the Supreme Court of Peru.

The Company is contesting a ruling by an administrative court in Lima, Peru, the location of its Belmond Miraflores Park Hotel (“BMP”), that BMP had violated a municipal nuisance ordinance by generating noise and vibration that disturbed certain owners of apartments in an adjoining residential building. The administrative court levied a nominal fine and ordered as injunctive relief the closure of BMP until the noise and vibration has been eliminated. In March 2016, after the ruling was affirmed by two lower courts, BMP appealed to the Supreme Court of Peru. The relief as been stayed while the appeal process is pending. BMP does not expect the Supreme Court of Peru to rule on the appeal before September 2016 or for the ruling to become final before November 2016. Management believes that the risk of closure of BMP is remote because BMP expects to complete a remediation plan by the end of September 2016 and may also seek to acquire the apartments of the owners who sought the relief. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

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

Future rental payments as at June 30, 2016 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2016	5,885
2017	11,162
2018	11,406
2019	9,683
2020	9,534
2021	10,158
2022 and thereafter	67,051

Future rental payments under operating leases	124,879

Rental expense for the three and six months ended June 30, 2016 amounted to $3,493,000 (June 30, 2015 - $2,744,000) and $6,113,000 (June 30, 2015 - $5,588,000), respectively.

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

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1	—	1

Total assets	—	1	—	1

Liabilities at fair value:
Derivative financial instruments	—	(6,715)	—	(6,715)

Total net liabilities	—	(6,714)	—	(6,714)

	Level 1	Level 2	Level 3	Total
December 31, 2015	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	4	—	4

Total assets	—	4	—	4

Liabilities at fair value:
Derivative financial instruments	—	(4,464)	—	(4,464)

Total net liabilities	—	(4,460)	—	(4,460)

During the three and six months ended June 30, 2016, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of June 30, 2016 and December 31, 2015 were as follows:

		June 30, 2016		December 31, 2015
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	612,864	600,618	596,428	630,455

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis in the six months ended June 30, 2016.

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the six months ended June 30, 2015 were as follows:

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the six months ended June 30, 2015
	$’000	$’000	$’000	$’000	$’000

Goodwill	—	—	—	—	(5,698)

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

Cash flow hedges of interest rate risk

As of June 30, 2016 and December 31, 2015, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2016	December 31, 2015
	’000	’000

Interest rate swaps	€73,313	€73,688
Interest rate swaps	$211,619	$212,481
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of June 30, 2016 and December 31, 2015:

		Fair value as of June 30, 2016	Fair value as of December 31, 2015
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	1	4
Interest rate derivatives	Accrued liabilities	(2,834)	(2,731)
Interest rate derivatives	Other liabilities	(3,881)	(1,733)

Total		(6,714)	(4,460)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at June 30, 2016 and December 31, 2015. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At June 30, 2016, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,785,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and six months ended June 30, 2016 was a gain of $4,577,000 (June 30, 2015 - loss of $6,488,000) and a loss of $3,100,000 (June 30, 2015 - gain of $13,666,000).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $6,715,000 (December 31, 2015 - $4,464,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $6,788,000 (December 31, 2015 - $4,513,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $162,411,000 at June 30, 2016, being a liability of Belmond (December 31, 2015 - $160,138,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Six months ended June 30, 2016	$’000	$’000	$’000	$’000

Balance at January 1, 2016	(320,508)	(4,091)	(9,943)	(334,542)

Other comprehensive income/(loss) before reclassifications	5,797	(3,127)	265	2,935

Amounts reclassified from AOCI	—	1,412	—	1,412

Net current period other comprehensive income/(loss)	5,797	(1,715)	265	4,347

Balance at June 30, 2016	(314,711)	(5,806)	(9,678)	(330,195)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	June 30, 2016	June 30, 2015
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	703	738	Interest expense

Total reclassifications for the period	703	738

	Amount reclassified from AOCI
	Six months ended
	June 30, 2016	June 30, 2015
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,412	1,467	Interest expense

Total reclassifications for the period	1,412	1,467

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	67,083	71,778	80,508	83,696
North America	38,056	39,660	77,658	80,638
Rest of world	24,265	25,514	59,533	62,322
Total owned hotels	129,404	136,952	217,699	226,656
Part-owned/managed hotels	1,124	1,545	1,798	2,405
Total hotels	130,528	138,497	219,497	229,061
Owned trains and cruises	21,463	20,111	27,902	27,719
Part-owned/managed trains	2,499	2,197	4,493	3,515
Total trains and cruises	23,962	22,308	32,395	31,234

Total revenue	154,490	160,805	251,892	260,295

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	26,302	29,350	20,685	21,960
North America	8,505	9,411	18,001	20,231
Rest of world	2,080	3,043	13,591	14,470
Total owned hotels	36,887	41,804	52,277	56,661
Part-owned/managed hotels	1,337	(10)	1,732	(317)
Total hotels	38,224	41,794	54,009	56,344
Owned trains and cruises	3,431	2,799	550	501
Part-owned/managed trains	5,588	5,523	9,308	7,380
Total trains and cruises	9,019	8,322	9,858	7,881

Reconciliation to net earnings:
Total segment profit	47,243	50,116	63,867	64,225

Gain on disposal of property, plant and equipment and equity method investments	150	19,825	300	19,975
Impairment of goodwill	—	(5,698)	—	(5,698)
Central overheads	(7,285)	(9,153)	(14,902)	(19,243)
Share-based compensation	(1,507)	(2,983)	(3,149)	(3,733)
Depreciation and amortization	(13,331)	(12,425)	(26,398)	(25,004)
Gain on extinguishment of debt	1,200	—	1,200	—
Interest income	177	187	293	450
Interest expense	(7,676)	(6,480)	(15,186)	(14,095)
Foreign currency, net	4,871	(1,056)	7,729	(3,812)
Provision for income taxes	(14,335)	(16,338)	(4,739)	(7,058)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1,355)	(608)	(2,231)	116

Earnings from continuing operations	8,152	15,387	6,784	6,123
Earnings/(losses) from discontinued operations	156	(53)	55	(243)

Net earnings	8,308	15,334	6,839	5,880

Earnings from unconsolidated companies, net of tax:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	315	(977)	228	(1,482)
Part-owned/managed trains	1,944	2,334	2,866	3,164

Total earnings from unconsolidated companies, net of tax	2,259	1,357	3,094	1,682

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	4,126	5,454	7,204	14,419
North America	2,222	3,350	4,391	6,611
Rest of world	4,812	3,808	6,697	5,786
Total owned hotels	11,160	12,612	18,292	26,816
Owned trains and cruises	4,814	1,824	8,163	4,296

Unallocated corporate	89	87	621	253

Total capital expenditure to acquire property, plant and equipment	16,063	14,523	27,076	31,365

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	45,939	49,903	48,182	51,204
United Kingdom	20,820	20,678	27,618	27,991
United States	30,188	30,117	54,283	55,192
Brazil	13,764	15,685	32,207	35,595
All other countries	43,779	44,422	89,602	90,313

Total revenue	154,490	160,805	251,892	260,295

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and six months ended June 30, 2016, Belmond earned management fees from Eastern and Oriental Express Ltd. of $5,000 (June 30, 2015 - $15,000) and $127,000 (June 30, 2015 - $140,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at June 30, 2016 was $5,419,000 (December 31, 2015 - $4,872,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and six months ended June 30, 2016, Belmond earned management and guarantee fees from its Peruvian joint ventures of $3,604,000 (June 30, 2015 - $3,534,000) and $6,179,000 (June 30, 2015 - $5,394,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at June 30, 2016 was $9,324,000 (December 31, 2015 - $7,285,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at June 30, 2016 was $360,000 (December 31, 2015 - $272,000).

Belmond managed, under long-term contract, Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. In the three and six months ended June 30, 2016, Belmond earned $Nil (June 30, 2015 - $138,000) and $Nil (June 30, 2015 - $328,000, respectively, in management fees from Hotel Ritz by Belmond, which are recorded in revenue, and $Nil (June 30, 2015 - $175,000) and $Nil (June 30, 2015 - $301,000), respectively in interest income. The amount due to Belmond from Hotel Ritz by Belmond at June 30, 2016 was $Nil (December 31, 2015 - $Nil). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 5.

On the April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,400 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Investors are cautioned not to place undue reliance on these forward-looking statements which are not guarantees of future performance.  The Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

Belmond currently owns, partially-owns and/or operates 44 properties (with three additional properties scheduled for future openings over the coming twelve months, Belmond Cadogan Hotel in London, England, the Belmond Grand Hibernian train in Ireland and the Belmond Andean Explorer train in Peru).

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

Results of Operations

Belmond’s operating results for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, expressed as a percentage of revenue, are as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	%	%	%	%

Revenue:
Owned hotels:
Europe	42	45	31	32
North America	25	25	31	31
Rest of world	16	16	24	24
Total owned hotels	83	86	86	87
Part-owned/managed hotels	1	1	1	1
Total hotels	84	87	87	88
Owned trains and cruises	14	12	11	11
Part-owned/managed trains	2	1	2	1
Total trains and cruises	16	13	13	12

Total revenue	100	100	100	100

Cost of services	(45)	(44)	(45)	(45)
Selling, general and administrative	(33)	(34)	(38)	(39)
Depreciation and amortization	(9)	(8)	(10)	(10)
Impairment of goodwill	—	(4)	—	(2)
Gain on disposal of property, plant and equipment and equity method investments	—	12	—	8
Gain on extinguishment of debt	1	—	—	—
Interest income, interest expense and foreign currency, net	(2)	(5)	(3)	(7)
Earnings before income taxes and earnings from unconsolidated companies, net of tax	12	17	4	5
Provision for income taxes	(9)	(10)	(2)	(3)
Earnings from unconsolidated companies, net of tax	1	1	1	1
Earnings from continuing operations	4	8	3	3
Net (losses)/earnings from discontinued operations, net of tax	—	—	—	—

Net earnings	4	8	3	3

Operating information for Belmond’s owned hotels for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Rooms available
Europe	83,159	84,580	126,944	127,971
North America	64,883	64,974	129,766	129,234
Rest of world	93,607	92,365	187,064	183,715
Worldwide	241,649	241,919	443,774	440,920

Rooms sold
Europe	55,791	54,715	74,863	71,219
North America	45,519	46,155	90,272	90,749
Rest of world	42,863	43,514	105,887	102,643
Worldwide	144,173	144,384	271,022	264,611

Occupancy (percentage)
Europe	67	65	59	56
North America	70	71	70	70
Rest of world	46	47	57	56
Worldwide	60	60	61	60

Average daily rate (in U.S. dollars)
Europe	727	775	632	672
North America	422	431	445	456
Rest of world	327	339	350	376
Worldwide	512	534	460	483

RevPAR (in U.S. dollars)
Europe	488	501	373	374
North America	296	306	310	320
Rest of world	150	160	198	210
Worldwide	305	319	281	290

	Three months ended June 30,		Change %
	2016	2015	Dollars	Constant currency

Same Store RevPAR (in dollars)
Europe	488	501	(3)%	—%
North America	296	306	(3)%	(3)%
Rest of world	154	167	(8)%	1%
Worldwide	311	325	(4)%	(1)%

The same store RevPAR data for the three months ended June 30, 2016 and June 30, 2015 exclude the operations of Belmond La Résidence d’Angkor and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris, as they were closed for renovation during the 2015 period.

	Six months ended June 30,		Change %
	2016	2015	Dollars	Constant currency

Same Store RevPAR (in dollars)
Europe	373	374	—%	3%
North America	310	320	(3)%	(3)%
Rest of world	209	222	(6)%	10%
Worldwide	288	297	(3)%	3%

The same store RevPAR data for the six months ended June 30, 2016 and June 30, 2015 exclude the operations of Belmond La Résidence d’Angkor and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris, as they were closed for renovation during the 2015 period.

Overview

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The net earnings attributable to Belmond Ltd. for the three months ended June 30, 2016 were $8.4 million ($0.08 per common share) on revenue of $154.5 million, compared with net earnings of $15.4 million ($0.15 per common share) on revenue of $160.8 million for the three months ended June 30, 2015. The decrease in net earnings was primarily due to the gain on sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, on May 21, 2015, of $19.7 million which was recorded in the three months ended June 30, 2015. This was partially offset by a foreign exchange gain of $4.9 million recognized in the three months ended June 30, 2016 due to recent volatility in the sterling and euro foreign exchange rates, compared with a foreign exchange loss of $1.1 million recognized in the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The net earnings attributable to Belmond Ltd. for the six months ended June 30, 2016 were $6.8 million ($0.07 per common share) on revenue of $251.9 million, compared with net earnings of $5.9 million ($0.06 per common share) on revenue of $260.3 million for the six months ended June 30, 2015. The improvement in net earnings was largely due to a foreign exchange gain of $7.7 million recognized in the six months ended June 30, 2016 due to recent volatility in the sterling and euro foreign exchange rates, compared with a foreign exchange loss of $3.8 million recognized in the six months ended June 30, 2015, offset by the gain on disposal of Hotel Ritz by Belmond of $19.7 million in the six months ended June 30, 2015. In addition, there were no impairments of goodwill in the six months ended June 30, 2016. A goodwill impairment charge of $5.7 million was recorded in the six months ended June 30, 2015. There was a gain on extinguishment of debt of $1.2 million in the six months ended June 30, 2016 in connection with the early repayment of the development loan at Charleston Center LLC, compared with no gain on extinguishment of debt in the six months ended June 30, 2015.

Revenue

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	67.1	71.8	80.5	83.7
North America	38.1	39.7	77.7	80.6
Rest of world	24.3	25.5	59.5	62.3
Total owned hotels	129.5	137.0	217.7	226.6
Part-owned/managed hotels	1.1	1.5	1.8	2.4
Total hotels	130.6	138.5	219.5	229.0
Owned trains and cruises	21.5	20.1	27.9	27.8
Part-owned/managed trains	2.4	2.2	4.5	3.5
Total trains and cruises	23.9	22.3	32.4	31.3

Total revenue	154.5	160.8	251.9	260.3

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Total revenue was $154.5 million for the three months ended June 30, 2016, a decrease of $6.3 million, or 4%, from $160.8 million for the three months ended June 30, 2015. Total hotels revenue was $130.6 million for the three months ended June 30, 2016, a decrease of $7.9 million, or 6%, from $138.5 million for the three months ended June 30, 2015. The decrease in total hotels revenue was largely due to the year-over-year depreciation of the Russian ruble, Brazilian real and South African rand against the U.S. dollar, respectively. In addition, Belmond Hotel Cipriani had a revenue decrease due to the absence of the Biennial arts festival in Venice this year. Revenue from trains and cruises was $23.9 million for the three months ended June 30, 2016, an increase of $1.6 million, or 7%, from $22.3 million for the three months ended June 30, 2015, which was largely due to a revenue increase of $1.9 million at Venice Simplon-Orient-Express due to an additional six trips being operated in the period. This increase was partially offset by a decrease at Belmond Northern Belle due to the reduction of two charters in the period.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Total revenue was $251.9 million for the six months ended June 30, 2016, a decrease of $8.4 million, or 3%, from $260.3 million for the six months ended June 30, 2015. Total hotels revenue was $219.5 million for the six months ended June 30, 2016, a decrease of $9.5 million, from $229.0 million for the six months ended June 30, 2015. The decrease in total hotels revenue was largely due to the year-over-year depreciation of the Russian ruble, Brazilian real and South African rand against the U.S. dollar, respectively. Revenue from trains and cruises was $32.4 million for the six months ended June 30, 2016, an increase of $1.1 million, or 4% , from $31.3 million for the six months ended June 30, 2015, which was largely due to a revenue increase of $2.1 million at Venice Simplon-Orient-Express following the increase in the number of trips by six in the period. This increase was partially offset by the decline of the Company’s two river cruise ships in Myanmar as a result of increased competition in the area.

Owned hotels - Europe

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Rooms available	83,159	84,580	126,944	127,971
Rooms sold	55,791	54,715	74,863	71,219
Occupancy (percentage)	67	65	59	56
Average daily rate (in U.S. dollars)	727	775	632	672
RevPAR (in U.S. dollars)	488	501	373	374
Same store RevPAR (in U.S. dollars)	488	501	373	374

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue was $67.1 million for the three months ended June 30, 2016, a decrease of $4.7 million, or 7%, from $71.8 million for the three months ended June 30, 2015. This was primarily due to a revenue decrease of $3.5 million or 22% at Belmond Hotel Cipriani, Venice, Italy partially due to a challenging comparable period, with revenue for the second quarter of 2015 benefiting from the Biennale art festival, which occurs every other year, and the final receipt of $1.1 million of settlement income related to the 2010 settlement of the Cipriani trademark litigation. In addition, there was a $1.4 million revenue decrease at Belmond Grand Hotel Europe, mainly attributable to unfavorable exchange rate movements, following the depreciation of the Russian ruble against the U.S. dollar. Partially offsetting this decline, Belmond Reid's Palace, Madeira, Portugal increased revenue by $0.8 million or 20% due to occupancy growth as a result of capitalizing on increased demand for the destination. ADR in U.S. dollar terms for the European owned hotels segment decreased to $727 in the three months ended June 30, 2016 from $775 in the three months ended June 30, 2015. Occupancy increased to 67% in the three months ended June 30, 2016 from 65% in the three months ended June 30, 2015. Same store RevPAR decreased by 3% in U.S. dollars, to $488 in the three months ended June 30, 2016 from $501 in the three months ended June 30, 2015, flat on a constant currency basis.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue was $80.5 million for the six months ended June 30, 2016, a decrease of $3.2 million, or 4%, from $83.7 million for the six months ended June 30, 2015. This was primarily due to a revenue decrease of $3.0 million or 18% at Belmond Hotel Cipriani, Venice, Italy partially due to a challenging comparable period, with revenue for the second quarter of 2015 benefiting from the Biennale art festival, which occurs every other year, and the final receipt of $1.1 million of settlement income related to the 2010 settlement of the Cipriani trademark litigation. In addition, there was a $1.7 million revenue decrease at Belmond Grand Hotel Europe, primarily due to unfavorable exchange rate movements, following the 17% year-over-year depreciation of the Russian ruble against the U.S. dollar. Partially offsetting this decline, Belmond Reid's Palace, Madeira, Portugal increased revenue by $1.7 million or 24% due to occupancy growth as a result of capitalizing on increased demand for the destination. ADR in U.S. dollar terms for the European owned hotels segment decreased to $632 in the six months ended June 30, 2016 from $672 in the six months ended June 30, 2015. Occupancy increased to 59% in the six months ended June 30, 2016 from 56% in the six months ended June 30, 2015. Same store RevPAR was flat in U.S. dollars, at $373 in the six months ended June 30, 2016 and $374 in the six months ended June 30, 2015, an increase of 3% on a constant currency basis.

Owned hotels - North America

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Rooms available	64,883	64,974	129,766	129,234
Rooms sold	45,519	46,155	90,272	90,749
Occupancy (percentage)	70	71	70	70
Average daily rate (in U.S. dollars)	422	431	445	456
RevPAR (in U.S. dollars)	296	306	310	320
Same store RevPAR (in U.S. dollars)	296	306	310	320

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue was $38.1 million for the three months ended June 30, 2016, a decrease of $1.6 million, or 4%, from $39.7 million for the three months ended June 30, 2015. This decrease was largely attributable to a $1.0 million revenue decline at Belmond Maroma Resort & Spa and a $0.7 million decline in revenue at Belmond La Samanna, St Martin. Belmond Maroma Resort & Spa suffered from increased local competition and the re-opening of renovated hotels in the Los Cabos resort area of Mexico. Belmond La Samanna, St Martin recorded an increase in cancellations and a decrease in bookings due to prospective guest concerns over the outbreak of the Zika virus resulting in a decline in revenue three months ended June 30, 2016. ADR for the North American owned hotels segment decreased to $422 in the three months ended June 30, 2016 from $431 in the three months ended June 30, 2015. Occupancy decreased slightly to 70% for the three months ended June 30, 2016 from 71% for the three months ended June 30, 2015. Same store RevPAR decreased by 3% to $296 for the three months ended June 30, 2016 from $306 in the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue was $77.7 million for the six months ended June 30, 2016, a decrease of $2.9 million, or 4%, from $80.6 million for the six months ended June 30, 2015. This decrease was largely attributable to a $1.6 million revenue decline at Belmond Maroma Resort & Spa and a $0.8 million decline in revenue at ‘21’ Club by Belmond. Belmond Maroma Resort & Spa impacted by increased local competition and the re-opening of renovated hotels in the Los Cabos resort area of Mexico. ‘21’ Club by Belmond was negatively impacted by volatility in stock markets as well as disruption caused by construction noise. In addition, Belmond La Samanna St Martin recorded an increase in cancellations and a decrease in bookings due to prospective guest concerns over the outbreak of the Zika virus resulting in a decline in revenue of $0.3 million for the six months ended June 30, 2016. ADR for the North American owned hotels segment decreased to $445 in the six months ended June 30, 2016 from $456 in the six months ended June 30, 2015. Occupancy remained consistent at 70% for the six months ended June 30, 2016 and 2015. On a same store basis, RevPAR decreased by 3% to $310 for the six months ended June 30, 2016 from $320 in the six months ended June 30, 2015.

Owned hotels - Rest of world

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Rooms available	93,607	92,365	187,064	183,715
Rooms sold	42,863	43,514	105,887	102,643
Occupancy (percentage)	46	47	57	56
Average daily rate (in U.S. dollars)	327	339	350	376
RevPAR (in U.S. dollars)	150	160	198	210
Same store RevPAR (in U.S. dollars)	154	167	209	222

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue was $24.3 million for the three months ended June 30, 2016, a decrease of $1.2 million, or 5%, from $25.5 million for the three months ended June 30, 2015. This decrease is due to unfavorable exchange rate movements which accounted for $2.0 million revenue decline, following the 19% and 22% year-over-year depreciation of the Brazilian real and South African rand against the U.S. dollar, respectively. This was partially offset by revenue growth of $0.8 million on a constant currency basis, which was primarily attributable to the Belmond Mount Nelson Hotel and Belmond Safaris. Belmond Mount Nelson Hotel benefited from an increase in ADR on a constant currency basis due to the investments made to renovate the hotel’s room product over the past several years. Belmond Safaris recorded a revenue increase of $0.8 million on a constant currency basis, primarily due to the reopening of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, which closed for renovations in January 2015. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $327 in the three months ended June 30, 2016 from $339 in the three months ended June 30, 2015. Occupancy decreased to 46% for the three months ended June 30, 2016 from 47% for the three months ended June 30, 2015. Same store RevPAR (which excludes Belmond Eagle Island Lodge and Belmond La Résidence d’Angkor) decreased by 8% in U.S. dollars, to $154 for the three months ended June 30, 2016 from $167 for the three months ended June 30, 2015, an increase of 1% on a constant currency basis.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue was $59.5 million for the six months ended June 30, 2016, a decrease of $2.8 million, or 4%, from $62.3 million for the six months ended June 30, 2015. This decrease is due to unfavorable exchange rate movements which accounted for $9.2 million revenue decline, following the 19% and 22% year-over-year depreciation of the Brazilian real and South African rand against the U.S. dollar, respectively. This was partially offset by revenue growth of $6.4 million on a constant currency basis, which was primarily attributable to the Company’s Brazilian hotels, Belmond Mount Nelson Hotel and Belmond Safaris. Belmond Copacabana Palace benefited from increases in ADR on a constant currency basis, partially due to a stronger Carnival period in Rio de Janeiro. Belmond Hotel das Cataratas and Belmond Mount Nelson Hotel both achieved strong constant currency ADR growth with the former as a result of being able to contract certain business in U.S. dollars, and the latter due to the investments made to renovate the hotel’s room product over the past several years. Belmond Safaris recorded a revenue increase of $1.2 million on a constant currency basis, primarily due to the reopening of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, which closed for renovations in January 2015. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $350 in the six months ended June 30, 2016 from $376 in the six months ended June 30, 2015. Occupancy increased to 57% for the six months ended June 30, 2016 from 56% for the six months ended June 30, 2015. Same store RevPAR (which excludes Belmond Eagle Island Lodge and Belmond La Résidence d’Angkor) decreased by 6% in U.S. dollars, to $209 for the six months ended June 30, 2016 from $222 for the six months ended June 30, 2015, an increase of 10% on a constant currency basis.

Part-owned/managed hotels

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue was $1.1 million for the three months ended June 30, 2016, a decrease of $0.4 million, or 27%, from $1.5 million for the three months ended June 30, 2015. This was due to the sale of Hotel Ritz by Belmond in May 2015 which had produced revenues of $0.1 million in the second quarter of 2015 and a decline in revenue for the Company's Peru hotels joint venture primarily as a result of a year-over-year decrease in group business at the joint venture’s two hotels in Cusco.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue was $1.8 million for the six months ended June 30, 2016, a decrease of $0.6 million, or 25%, from $2.4 million for the six months ended June 30, 2015, due the sale of Hotel Ritz by Belmond in May 2015 which had produced revenues of $0.3 million for the six months ended June 30, 2015 and a decline in revenue for the Company's Peru hotels joint venture primarily as a result of a year-over-year decrease in group business at the joint venture’s two hotels in Cusco.

Owned trains and cruises

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue was $21.5 million for the three months ended June 30, 2016, an increase of $1.4 million, or 7%, from $20.1 million for the three months ended June 30, 2015. This was driven by a revenue increase of $1.9 million at Venice Simplon-Orient-Express due to the increase in number of trips by six in the period and partially offset by a decline in revenue at Belmond Northern Belle of $0.5 million due to a decrease in the number of charters in the period.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue was $27.9 million for the six months ended June 30, 2016, an increase of $0.1 million, from $27.8 million for the six months ended June 30, 2015. There was a revenue increase of $2.1 million at Venice Simplon-Orient-Express due to the increase in number of trips by six in the period. This was offset by a combined revenue decrease of $1.0 million at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, as a result of increased local competition. In addition, there was a reduction in revenue of $0.5 million at Belmond Northern Belle due to unfavorable exchange rate movements, following the 6% year-over-year depreciation of the Great British Pound against the U.S. dollar and a decrease in the number of charters in the period.

Part-owned/managed trains

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenue was $2.4 million in the three months ended June 30, 2016, an increase of $0.2 million, or 9%, from $2.2 million in the three months ended June 30, 2015, largely as a result of the Company’s PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenue was $4.5 million in the six months ended June 30, 2016, an increase of $1.0 million, or 29%, from $3.5 million in the six months ended June 30, 2015, largely as a result of the Company’s PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Cost of services

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Cost of services was $69.4 million for the three months ended June 30, 2016, a decrease of $0.8 million, or 1%, from $70.2 million for the three months ended June 30, 2015. As a percentage of revenue, cost of services increased slightly to 45% in the three months ended June 30, 2016, from 44% in the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Cost of services was $114.5 million for the six months ended June 30, 2016, a decrease of $3.5 million, or 3%, from $118.0 million for the six months ended June 30, 2015. As a percentage of revenue, cost of services remained consistent at 45% in the six months ended June 30, 2016 and 2015.

Selling, general and administrative expenses

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Selling, general and administrative expenses were $50.3 million for the three months ended June 30, 2016, a decrease of $4.3 million, or 8%, from $54.6 million for the three months ended June 30, 2015. As a percentage of revenue, selling, general and administrative expenses have decreased slightly to 33% in the three months ended June 30, 2015, from 34% in the three months ended June 30, 2015.

Central costs within selling, general and administrative expenses were $8.8 million for the three months ended June 30, 2016 (including $1.5 million of non-cash share-based compensation expense), a decrease of $3.3 million, or 27%, from $12.1 million for the three months ended June 30, 2015 (including $3.0 million of non-cash share-based compensation expense). As a percentage of revenue, central costs decreased to 6% for the three months ended June 30, 2016, from 8% for the three months ended June 30, 2015, primarily as a result of lower legal and professional expenses and a reduction in share-based compensation charges.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Selling, general and administrative expenses were $96.9 million for the six months ended June 30, 2016, a decrease of $5.8 million, or 6%, from $102.7 million for the six months ended June 30, 2015. As a percentage of revenue, selling, general and administrative expenses have decreased slightly to 38% in the six months ended June 30, 2015, from 39% in the six months ended June 30, 2015.

Central costs within selling, general and administrative expenses were $18.1 million for the six months ended June 30, 2016 (including $3.1 million of non-cash share-based compensation expense), a decrease of $4.9 million, or 21%, from $23.0 million for the six months ended June 30, 2015 (including $3.7 million of non-cash share-based compensation expense). As a percentage of revenue, central costs decreased to 7% for the six months ended June 30, 2016, from 9% for the six months ended June 30, 2015 primarily due to lower legal and professional expenses and a reduction in share-based compensation charges.

Segment profit/(loss)

Segment performance for the three and six months ended June 30, 2016 and 2015 is analyzed as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	$ millions	$ millions	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	26.3	29.4	20.7	21.9
North America	8.5	9.4	18.0	20.2
Rest of world	2.1	3.0	13.6	14.5
Total owned hotels	36.9	41.8	52.3	56.6
Part-owned/managed hotels	1.3	—	1.7	(0.3)
Total hotels	38.2	41.8	54.0	56.3
Owned trains and cruises	3.4	2.8	0.6	0.5
Part-owned/managed trains	5.6	5.5	9.3	7.4
Total trains and cruises	9.0	8.3	9.9	7.9

Reconciliation to net earnings:
Total segment profit	47.2	50.1	63.9	64.2

Gain on disposal of property, plant and equipment and equity method investments	0.2	19.8	0.3	20.0
Impairment of goodwill	—	(5.7)	—	(5.7)
Central costs	(8.8)	(12.1)	(18.1)	(23.0)
Depreciation and amortization	(13.3)	(12.4)	(26.4)	(25.0)
Gain on extinguishment of debt	1.2	—	1.2	—
Interest income, interest expense and foreign currency, net	(2.6)	(7.4)	(7.2)	(17.4)
Provision for income taxes	(14.3)	(16.3)	(4.7)	(7.1)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(1.4)	(0.6)	(2.2)	0.1

Earnings from continuing operations	8.2	15.4	6.8	6.1
Earnings/(losses) from discontinued operations	0.2	(0.1)	0.1	(0.2)

Net earnings	8.4	15.3	6.9	5.9

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The European owned hotels reported segment earnings of $26.3 million for the three months ended June 30, 2016, a decrease of $3.1 million, or 11%, from earnings of $29.4 million for the three months ended June 30, 2015. This was mainly due to earnings decline of $2.6 million or 34% at Belmond Hotel Cipriani, Venice, Italy partially due to a challenging comparable period, with earnings for the second quarter of 2015 benefiting from the Biennale art festival, which occurs every other year, and the final receipt of $1.1 million of settlement income related to the 2010 settlement of the Cipriani trademark litigation. Additionally, Belmond Grand Hotel Europe recorded a $0.6 million decrease in segment profit due to unfavorable exchange rate movements, following the depreciation of the Russian ruble against the U.S. dollar. As a percentage of European owned hotels revenue, segment profit was 39% for the three months ended June 30, 2016 compared to 41% for the three months ended June 30, 2015.

The North American owned hotels reported segment profit of $8.5 million for the three months ended June 30, 2016, a decrease of $0.9 million, or 10%, from $9.4 million for the three months ended June 30, 2015. This was largely due to a $0.6 million earnings decline at Belmond Maroma Resort & Spa due increased local competition and the re-opening of renovated hotels in the Los Cabos resort area. In addition, there was a $0.8 million decline in earnings at Belmond La Samanna, St. Martin primarily due to a year-over-year decrease in call volume due in part to prospective guests’ concern over the Zika virus. Partially offsetting these declines was a $0.3 million increase in earnings at Belmond El Encanto largely due to the Company’s continued strategy of shifting group business from weekend to midweek periods. As a percentage of North American owned hotels revenue, segment profit was 22% for the three months ended June 30, 2016 compared to 24% for the three months ended June 30, 2015.

The Rest of world owned hotels reported segment profit of $2.1 million for the three months ended June 30, 2016, a decrease of $0.9 million, or 30%, from $3.0 million for the three months ended June 30, 2015. This was due to a combined decline in earnings of $1.4m in the South America hotels in particular for the Company’s two hotels in Brazil largely due to an expected lull in demand ahead of August’s Summer Olympic Games in Rio de Janeiro and economic uncertainty in the country. This decline in earnings was somewhat offset by an increase in segment profit of $0.5 million at Belmond Safaris, Botswana, as Belmond Eagle Island Lodge, one of the Company’s three safari lodges, was operational in 2016 following a complete renovation that required a planned closure from January to November 2015. As a percentage of Rest of world owned hotels revenue, segment profit was 9% for the three months ended June 30, 2016 compared to 12% for the three months ended June 30, 2015.

The Part-owned/managed hotels reported segment profit of $1.3 million for the three months ended June 30, 2016, an improvement of $1.3 million from earnings of $0.0 million for the three months ended June 30, 2015. This is primarily due to the sale of Hotel Ritz by Belmond in May 2015 which produced segment losses of $1.4 million in the second quarter of 2015.

The Owned trains and cruises reported segment profit of $3.4 million for the three months ended June 30, 2016, an increase of $0.6 million, or 21%, from earnings of $2.8 million for the three months ended June 30, 2015. This was largely due to the earnings growth at Venice Simplon-Orient- Express train as a result of operating six more trips in the current period.

The Part-owned/managed trains reported segment profit of $5.6 million for the three months ended June 30, 2016, an increase of $0.1 million, or 2%, from $5.5 million for the three months ended June 30, 2015 primarily due to the Company’s PeruRail joint venture commencing transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The European owned hotels reported segment profit of $20.7 million for the six months ended June 30, 2016, a decrease of $1.2 million, or 5%, from earnings of $21.9 million for the six months ended June 30, 2015. This was mainly due to earnings decline of $1.9 million or 36% at Belmond Hotel Cipriani, Venice, Italy partially due to a challenging comparable period, with earnings for the second quarter of 2015 benefiting from the Biennale art festival, which occurs every other year, and the final receipt of $1.1 million of settlement income related to the 2010 settlement of the Cipriani trademark litigation. Partially offsetting this decline was a $1.0 million earnings increase at Belmond Reid’s Palace, Madeira, which benefited from occupancy increases as a result of increased demand for the destination. As a percentage of European owned hotels revenue, segment profit remained consistent at 26% for the six months ended June 30, 2016 and 2015.

The North American owned hotels reported segment profit of $18.0 million for the six months ended June 30, 2016, a decrease of $2.2 million, or 11%, from $20.2 million for the six months ended June 30, 2015. This was largely due to a $0.9 million earnings decline at Belmond Maroma Resort & Spa due to increased local competition and the re-opening of renovated hotels in the Los Cabos resort area. In addition, there was a $0.6 million fall in segment profit at Belmond La Samanna, St. Martin due to a year-over-year decrease in call volume due in part to concern over the Zika virus. In addition, despite benefiting from an increased ADR in the three months ended June 30, 2016, Belmond El Encanto recorded a decline in earnings of $0.5 million for the six months ended June 30, 2016 due to a fall in food and beverage revenue and a reduction in group business, primarily following a large buyout in the prior year which did not recur in the current year. As a percentage of North American owned hotels revenue, segment profit was 23% for the six months ended June 30, 2016 compared to 25% for the six months ended June 30, 2015.

The Rest of world owned hotels reported segment profit of $13.6 million for the six months ended June 30, 2016, a decrease of $0.9 million, or 6%, from $14.5 million for the six months ended June 30, 2015. Unfavorable exchange rate movements of $2.3 million resulting from the year-over-year depreciation largely of the Brazilian real and South African rand against the U.S. dollar, were offset by growth on a constant currency basis of $1.4 million, particularly at the Belmond Mount Nelson Hotel and Belmond Safaris. Belmond Mount Nelson Hotel achieved strong constant currency ADR growth due to the investments made to renovate the hotel’s room product over the past several years. Belmond Safaris recorded an earnings increase of $0.5 million on a constant currency basis, primarily due to the reopening of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, which closed for renovations in January 2015. As a percentage of Rest of world owned hotels revenue, segment profit remained consistent at 23% for the six months ended June 30, 2016 and 2015.

The Part-owned/managed hotels reported segment profit of $1.7 million for the six months ended June 30, 2016, an improvement of $2.0 million from losses of $0.3 million for the six months ended June 30, 2015. This is primarily due to the sale of Hotel Ritz by Belmond in May 2015 which produced segment losses of $1.9 million in the second quarter of 2015.

The Owned trains and cruises reported segment earnings of $0.6 million for the six months ended June 30, 2016, an increase of $0.1 million, or 20%, from earnings of $0.5 million for the six months ended June 30, 2015. This was largely due to the earnings growth at Venice Simplon-Orient-Express train as a result of operating six more trips in the current year quarter.

The Part-owned/managed trains reported segment profit of $9.3 million for the six months ended June 30, 2016, an increase of $1.9 million, or 26%, from $7.4 million for the six months ended June 30, 2015 primarily due to the Company’s PeruRail joint venture commencing transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Gain on disposal of property, plant and equipment and equity method investments

Three months ended June 30, 2016 compared to three months ended June 30, 2015

A gain on disposal of $0.2 million was recorded in the three months ended June 30, 2016 compared to a $19.8 million gain in the the three months ended June 30, 2015. The gain in the three months ended June 30, 2016 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. $19.7 million of the gain in the three months ended June 30, 2015 relates to the gain on sale of Hotel Ritz by Belmond, the Company’s joint venture in Spain, sold in May 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

A gain on disposal of $0.3 million was recorded in the six months ended June 30, 2016 compared to a $20.0 million gain in the the six months ended June 30, 2015. The gain in the six months ended June 30, 2016 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. $19.7 million of the gain in the six months ended June 30, 2015 relates to the gain on sale of Hotel Ritz by Belmond, the Company’s joint venture in Spain, sold in May 2015.

Impairment of goodwill

Three months ended June 30, 2016 compared to three months ended June 30, 2015

There were no impairments of goodwill in the three months ended June 30, 2016. A goodwill impairment charge of $5.7 million was recorded in the three months ended June 30, 2015. This consisted of $3.6 million for Belmond Jimbaran Puri Bali, $1.4 million for Belmond La Résidence Phou Vao, and $0.7 million for Belmond Northern Belle. See Note 7 for consideration of potential impairment triggers.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

There were no impairments of goodwill in the six months ended June 30, 2016. A goodwill impairment charge of $5.7 million was recorded in the six months ended June 30, 2015. This consisted of $3.6 million for Belmond Jimbaran Puri Bali, $1.4 million for Belmond La Résidence Phou Vao, and $0.7 million for Belmond Northern Belle. See Notes 7 for consideration of potential impairment triggers.

Depreciation and amortization

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Depreciation and amortization was $13.3 million for the three months ended June 30, 2016, an increase of $0.9 million, or 7%, from $12.4 million for the three months ended June 30, 2015. Depreciation and amortization as a percentage of revenue increased slightly from 8% in the three months ended June 30, 2015 to 9% for the three months ended June 30, 2016.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Depreciation and amortization was $26.4 million for the six months ended June 30, 2016, an increase of $1.4 million, or 6%, from $25.0 million for the six months ended June 30, 2015. Depreciation and amortization as a percentage of revenue remained consistent at 10% for the six months ended June 30, 2016 and 2015.

Gain on extinguishment of debt

Three months ended June 30, 2016 compared to three months ended June 30, 2015

In the three months ended June 30, 2016, there was a gain on extinguishment of debt of $1.2 million. In June 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a public agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this borrowing. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations is $1.2 million after accounting for a tax indemnity of $2.8 million to our partners in respect of their income from the discount arising on the cancellation of indebtedness.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

In the six months ended June 30, 2016, there was a gain on extinguishment of debt of $1.2 million. Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a public agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this borrowing. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations is $1.2 million after accounting for a tax indemnity of $2.8 million to our partners in respect of their income from the discount arising on the cancellation of indebtedness.

Interest income, interest expense and foreign currency, net

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Interest income, interest expense and foreign currency, net was an expense of $2.6 million for the three months ended June 30, 2016, a decrease of $4.8 million, or 65%, from an expense of $7.4 million for the three months ended June 30, 2015. The decrease in net expense was due to a foreign exchange gain of $4.9 million that was recognized in the three months ended June 30, 2016 due to recent volatility in the sterling and euro foreign exchange rates, compared to a foreign exchange loss of $1.1 million in the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Interest income, interest expense and foreign currency, net was an expense of $7.2 million for the six months ended June 30, 2016, a decrease of $10.2 million, or 59%, from an expense of $17.4 million for the six months ended June 30, 2015. The decrease in net expense was due to a foreign exchange gain of $7.7 million that was recognized in the six months ended June 30, 2016 due to recent volatility in the sterling and euro foreign exchange rates, compared to a foreign exchange loss of $3.8 million in the six months ended June 30, 2015.

Provision for income taxes

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The provision for income taxes was $14.3 million for the three months ended June 30, 2016, a decrease of $2.0 million, or 12%, from $16.3 million for the three months ended June 30, 2015. The decrease is as a result of a reduction in earnings from operations, mainly due to the gain on disposal of Hotel Ritz in the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The provision for income taxes was $4.7 million for the six months ended June 30, 2016, a decrease of $2.4 million, or 34%, from $7.1 million for the six months ended June 30, 2015. The decrease is as a result of a reduction in earnings from operations, mainly due to the gain on disposal of Hotel Ritz in the three months ended June 30, 2015.

Earnings from unconsolidated companies

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Earnings from unconsolidated companies net of tax were $2.3 million for the three months ended June 30, 2016, an increase of $0.9 million, or 64%, from $1.4 million for the three months ended June 30, 2015. This is largely due to increased net profits achieved at the Company’s PeruRail joint venture.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Earnings from unconsolidated companies net of tax were $3.1 million for the six months ended June 30, 2016, an increase of $1.4 million, or 82%, from $1.7 million for the six months ended June 30, 2015. This is largely due to increased net profits achieved at the Company’s PeruRail joint venture.

Net earnings/(losses) from discontinued operations

Three months ended June 30, 2016 compared to three months ended June 30, 2015

The earnings from discontinued operations for the three months ended June 30, 2016 were $0.2 million, compared with losses of $0.1 million for the three months ended June 30, 2015. Earnings from discontinued operations for the three months ended June 30, 2016 comprised of the reimbursement of overpaid legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013. Earnings from discontinued operations for the three months ended June 30, 2015 comprised of legal fees and residual operating losses from Porto Cupecoy.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

The earnings from discontinued operations for the six months ended June 30, 2016 were $0.1 million, compared with losses of $0.2 million for the six months ended June 30, 2015. Earnings from discontinued operations for the six months ended June 30, 2016 comprised of the reimbursement of overpaid legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013. Earnings from discontinued operations for the six months ended June 30, 2015 comprised of legal fees and residual operating losses from Porto Cupecoy.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the six months ended June 30, 2016 were a gain of $5.8 million, compared to a loss of $40.2 million for the six months ended June 30, 2015, arising from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the group’s reporting currency of U.S. dollars.

The gain in the six months ended June 30, 2016 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2015. In particular, the 22%, 13% and 2% appreciation of the Brazilian real, Russian ruble and euro against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The loss in the six months ended June 30, 2015 was due to the majority of Belmond's operating currencies depreciating against the U.S. dollar from the rate at December 31, 2014. In particular, the 14% and 8% depreciation of the Brazilian real and euro against the U.S. dollar, respectively, had negatively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At June 30, 2016, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $612.9 million (December 31, 2015 - $596.5 million), including a current portion of $5.3 million (December 31, 2015 - $5.3 million). See Note 9 to the Financial Statements. Additionally, Belmond had capital commitments at June 30, 2016 amounting to $11.3 million (December 31, 2015 - $8.7 million).

Belmond had cash and cash equivalents of $144.5 million at June 30, 2016, compared to $135.6 million at December 31, 2015. In addition, Belmond had restricted cash balances of $5.4 million, of which $4.5 million is classified as current restricted cash on the consolidated balance sheets and $0.9 million is classified in other assets (December 31, 2015 - $3.3 million, of which $2.6 million was classified in restricted cash and $0.7 million was classified in other assets). At June 30, 2016, there were undrawn amounts available to Belmond under committed lines of credit of $105.9 million (December 31, 2015 - $106.1 million), bringing total cash availability at June 30, 2016 to $250.4 million (December 31, 2015 - $241.7 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At June 30, 2016, Belmond had $5.3 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On March 23, 2015, Belmond’s board of directors announced a program enabling the Company to repurchase its class A common stock up to the value of $75.0 million. During the six months ended June 30, 2016, Belmond repurchased and retired 233,393 shares of class A common stock at a weighted average price of $8.54 per share, for an aggregate purchase price of approximately $2.0 million. The shares repurchased represented approximately 0.2% of the Company’s total shares of class A common stock outstanding prior to the repurchase. To date the Company had acquired 3,574,667 shares for consideration of $40.0 million.

Covenant Compliance

Belmond is financed with a $552.0 million secured term loan and a $105.0 million revolving credit facility. The credit agreement limits Belmond’s ability to incur additional debt unless certain covenants are met. These covenants are measured on the performance of the consolidated group. The revolving credit facility in the credit agreement contains two financial covenants, a maximum net leverage test and a minimum interest cover test, which are both measured quarterly based on Belmond’s trailing 12 months results.
If Belmond does not comply with its financial covenants and the banks that provide the revolving credit facility declare a default and accelerate the repayment of their debt, this will cause an event of default under the credit agreement. The cross default threshold in the credit agreement to other debt that is recourse to Belmond is $25.0 million.
Belmond continues to closely monitor projected covenant compliance, and if there was a possibility of non-compliance with a covenant, Belmond would proactively meet with the agent or lending bank or banks of the relevant facility to seek an amendment or waiver. Obtaining a waiver may result in additional bank fees or an increase in the interest cost.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities.

At June 30, 2016, the Company's unconsolidated Peruvian rail joint venture, PeruRail, was not in compliance with a financial undertaking in its $127.0 million credit agreement to finance the infrastructure required under its transportation contract with Minera Las Bambas S.A. PeruRail is in discussions with its lenders regarding this non-compliance, but PeruRail does not believe that this constitutes an event of default under its credit agreement, so this borrowing continues to be presented within long-term debt in Note 5 to the Financial Statements. This borrowing is non-recourse to Belmond and is secured by PeruRail assets held in a trust that are financed by the borrowing, but is not otherwise recourse to PeruRail.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $88.9 million at June 30, 2016 (December 31, 2015 - $91.2 million).

Cash Flow - Sources and Uses of Cash

At June 30, 2016 and December 31, 2015, Belmond had cash and cash equivalents of $144.5 million and $135.6 million, respectively. In addition, Belmond had restricted cash of $5.4 million (of which $4.5 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.9 million was classified in other assets) and $3.3 million (of which $2.6 million was classified in restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) as of June 30, 2016 and December 31, 2015, respectively.

Operating Activities. Net cash used in operating activities for the six months ended June 30, 2016 was $20.3 million, compared to $38.3 million for the six months ended June 30, 2015.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $6.8 million for the six months ended June 30, 2016, an increase of $0.7 million from net earnings of $6.1 million for the six months ended June 30, 2015. This was offset by $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a public agency. See Financing Activities below and Note 9 to the Financial Statements for further information. In addition, the Company recorded a gain on disposal of $19.7 million in relation to the sale of Belmond’s equity method investment in Hotel Ritz by Belmond, and a goodwill impairment of $5.7 million relating to Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle during the six months ended June 30, 2015, non-cash items affecting net cash used in operating activities which did not recur in the six months ended June 30, 2016. Lastly, operating cash flows were affected by the fact that net earnings from continuing operations for the six months ended June 30, 2016 included a non-cash gain from foreign currency translation of $7.7 million, compared to a non-cash loss from foreign currency translation of $3.8 million for the six months ended June 30, 2015.

Investing Activities. Net cash used in investing activities was $24.8 million for the six months ended June 30, 2016, compared to net cash provided by investing activities of $7.0 million for the six months ended June 30, 2015.

Capital expenditure to acquire property, plant and equipment of $27.1 million during the six months ended June 30, 2016 included , $3.9 million at Belmond Charleston Place largely for adding a new high-end sports pub as well as for final payments related to the hotel’s rooms renovation project, $3.2 million on the Venice Simplon-Orient-Express related to statutory maintenance works and the phased installation of air-conditioning, $2.9 million on the Belmond Grand Hibernian luxury sleeper train, $1.4 million at Belmond La Residence d’Angkor primarily for a rooms renovation project, with the balance being for routine capital expenditures.

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

In addition, during the six months ended June 30, 2015 disposal of Belmond’s equity method investment in Hotel Ritz by Belmond resulted in net cash proceeds of $43.2 million. The disposal resulted in a gain of $19.7 million was recognized on completion and reported within gain on sale from property, plant and equipment and equity method investments.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 was $12.4 million, compared to net cash used in financing activities of $20.2 million for the six months ended June 30, 2015.

During the six months ended June 30, 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a public agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this liability. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations is $1.2 million after accounting for a tax indemnity of $2.8 million to our partners. Including this refinancing, principal repayments under long-term debt were therefore $11.2 million for the six months ended June 30, 2016 compared to $2.7 million for the six months ended June 30, 2015.

In addition, the six months ended June 30, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond’s class A common stock, compared to $16.5 million in the six months ended June 30, 2015.

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

There were $11.3 million of capital commitments outstanding at June 30, 2016 (December 31, 2015 - $8.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At June 30, 2016, Belmond had $612.9 million (December 31, 2015 - $596.5 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at June 30, 2016 is net of the unamortized original issue discount of $1.7 million (December 31, 2015 - $1.9 million) and unamortized debt issuance costs of $10.9 million (December 31, 2015 - $11.7 million), both of which will be amortized through interest expense over the term of the loans.

Belmond is financed with a $552.0 million secured term loan and a $105.0 million revolving credit facility.

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
The revolving credit facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At June 30, 2016 the facility was undrawn and including other working capital facilities, the Company has $105.9 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 4.4 years, and the weighted average interest rate is 4.26% which incorporates derivatives used to mitigate interest rate risk. See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at June 30, 2016 included above comprised $113.2 million (December 31, 2015 - $97.3 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In August 2014, Charleston Center LLC entered into an $86.0 million loan secured on its real and personal property. The loan had a five year maturity, requires no amortization and bore interest at a rate of LIBOR plus 2.12% per annum. There was no recourse to Belmond for debt obligations of Charleston Center LLC and the principal and interest payments on that debt were funded from the operations of Belmond Charleston Place.

In June 2016, Charleston Center LLC refinanced this secured loan of $86.0 million with a $112.0 million loan with the same 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum and has no amortization and is non-recourse to Belmond. The additional funds were used to repay a development loan and associated accrued interest.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At June 30, 2016, 52% of borrowings of Belmond were at floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at June 30, 2016:

	Contingent guarantee	Duration
June 30, 2016	$ millions

PeruRail joint venture:
Concession performance	7.3	through May 2017
Peru hotel joint venture:
Debt obligations	18.7	through 2020

Total	26.0

Belmond has guaranteed the Peru rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2017. In addition, Belmond has contingently guaranteed $18.7 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of June 30, 2016, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $0.1 million based on borrowings outstanding at June 30, 2016.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at June 30, 2016 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at June 30, 2016 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in SEC Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the SEC Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in SEC Exchange Act Rule 13a-15(f)) during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    Risk Factors

The following should be read in conjunction with the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU (commonly referred to as “Brexit”). As a result of the referendum, the British government has indicated it will begin negotiating the terms of the U.K.’s future relationship with the EU. Although it is unknown what those terms will be, it is possible that there will be increased regulatory complexities and an impact on exchange rates, which may adversely affect our operations and financial results. In addition, while we believe it is too early to assess the full impact on the Company of the U.K.’s decision to leave the EU, a weaker pound or British economy could impact the travel preferences of the Company’s guests who originate from the U.K. and could affect the operations and financial results at those properties that have a significant proportion of British visitors such as Belmond Reid’s Palace, Belmond La Residencia, the Italian properties and the Company’s U.K. businesses.

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 4, 2016

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