Form 10-Q
period 2016-09-30
Belmond Ltd.
filed 2016-11-03
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

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

 As of October 31, 2016, 101,761,004 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2016	December 31, 2015
	$’000	$’000
Assets
Cash and cash equivalents	177,892	135,599
Restricted cash	5,357	2,568
Accounts receivable, net of allowances of $513 and $291	32,272	27,066
Due from unconsolidated companies	13,680	12,157
Prepaid expenses and other	11,617	13,310
Inventories	26,900	25,556
Total current assets	267,718	216,256

Property, plant and equipment, net of accumulated depreciation of $382,432 and $343,247	1,098,319	1,078,361
Investments in unconsolidated companies	76,044	71,724
Goodwill	116,047	113,996
Other intangible assets	13,668	13,852
Surplus for pension benefit	1,115	—
Other assets	15,375	15,286
Total assets (1)	1,588,286	1,509,475

Liabilities and Equity
Accounts payable	17,115	15,826
Accrued liabilities	84,550	71,653
Deferred revenue	37,144	32,266
Current portion of long-term debt and obligations under capital leases	5,392	5,349
Total current liabilities	144,201	125,094

Long-term debt and obligations under capital leases	596,240	577,543
Liability for pension benefit	—	355
Other liabilities	7,464	20,470
Deferred income taxes	138,147	123,910
Liability for uncertain tax positions	3,894	3,678
Total liabilities (1)	889,946	851,050

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 101,761,004 (2015 — 101,447,557)	1,018	1,015
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2015 — 18,044,478)	181	181

Additional paid-in capital	978,444	975,419
Retained earnings	46,094	16,172
Accumulated other comprehensive loss	(327,576)	(334,542)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2015 — 18,044,478)	(181)	(181)
Total shareholders’ equity	697,980	658,064
Non-controlling interests	360	361
Total equity	698,340	658,425

Total liabilities and equity	1,588,286	1,509,475

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at September 30, 2016 and December 31, 2015 is Charleston Center LLC. These assets and liabilities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	$’000	$’000

Assets
Cash and cash equivalents	2,940	2,569
Accounts receivable, net of allowances of $7 and $Nil	2,312	2,712
Prepaid expenses and other	406	1,232
Inventories	1,266	1,231
Total current assets	6,924	7,744

Property, plant and equipment, net of accumulated depreciation of $35,577 and $30,260	201,751	201,342
Other assets	1,432	1,566
Total assets	210,107	210,652

Liabilities
Accounts payable	1,876	3,764
Accrued liabilities	5,400	2,910
Deferred revenue	2,229	2,551
Current portion of long-term debt and obligations under capital leases	238	229
Total current liabilities	9,743	9,454

Long-term debt and obligations under capital leases	111,971	96,392
Other liabilities	652	16,540
Total liabilities	122,366	122,386

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Revenue	183,737	168,395	435,629	428,690

Expenses:
Cost of services	71,987	70,711	186,459	188,673
Selling, general and administrative	53,285	54,493	150,214	157,143
Depreciation and amortization	13,155	12,180	39,553	37,184
Impairment of goodwill	—	4,098	—	9,796
Impairment of property, plant and equipment	1,007	—	1,007	—

Total operating costs and expenses	139,434	141,482	377,233	392,796

Gain on disposal of property, plant and equipment and equity method investments	488	150	788	20,125

Earnings from operations	44,791	27,063	59,184	56,019

Gain on extinguishment of debt	—	—	1,200	—
Other income	—	—	—	—
Interest income	289	234	582	684
Interest expense	(7,840)	(10,111)	(23,026)	(24,206)
Foreign currency, net	1,432	314	9,161	(3,498)

Earnings before income taxes and earnings from unconsolidated companies, net of tax	38,672	17,500	47,101	28,999

Provision for income taxes	(20,401)	(11,355)	(25,140)	(18,413)

Earnings before earnings from unconsolidated companies, net of tax	18,271	6,145	21,961	10,586

Earnings from unconsolidated companies, net of tax provision of $1,712, $1,594, $3,943 and $1,478	4,618	3,717	7,712	5,399

Earnings from continuing operations	22,889	9,862	29,673	15,985

Net (losses)/earnings from discontinued operations, net of tax provision/(benefit) of $Nil, $Nil, $Nil and $Nil	(4)	(381)	51	(624)

Net earnings	22,885	9,481	29,724	15,361

Net (earnings)/losses attributable to non-controlling interests	(17)	504	(57)	499

Net earnings attributable to Belmond Ltd.	22,868	9,985	29,667	15,860

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.22	0.10	0.29	0.15
Net earnings/(losses) from discontinued operations	—	—	—	(0.01)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.23	0.10	0.29	0.15

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.22	0.09	0.29	0.15
Net earnings/(losses) from discontinued operations	—	—	—	(0.01)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.22	0.10	0.29	0.15

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Net earnings	22,885	9,481	29,724	15,361

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax benefit of $(335), $(1,163), $(335) and $(2,675)	1,769	(31,938)	7,668	(72,274)
Change in fair value of derivatives, net of tax provision/(benefit) of $235, $(493), $(313) and $(753)	748	(1,495)	(967)	(1,729)
Change in pension liability, net of tax provision of $29, $37, $87 and $112	121	152	386	450
Total other comprehensive income/(income), net of tax	2,638	(33,281)	7,087	(73,553)

Total comprehensive income/(losses)	25,523	(23,800)	36,811	(58,192)

Comprehensive (income)/losses attributable to non-controlling interests	(36)	714	(178)	862

Comprehensive income/(losses) attributable to Belmond Ltd.	25,487	(23,086)	36,633	(57,330)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015
	$'000	$'000

Cash flows from operating activities:
Net earnings	29,724	15,361
Less: Net earnings/(losses) from discontinued operations, net of tax	51	(624)

Net earnings from continuing operations	29,673	15,985
Adjustments to reconcile net losses to net cash provided by operating activities:
Depreciation and amortization	39,553	37,184
Impairment of goodwill	—	9,796
Impairment of property, plant and equipment and other assets	1,007	—
Gain on disposal of property, plant and equipment	(788)	(20,125)
Gain on extinguishment of debt	(1,200)	—
Earnings from unconsolidated companies, net of tax	(7,712)	(5,399)
Amortization of debt issuance costs and discount on secured term loan	2,208	2,170
Share-based compensation	5,258	4,781
Change in provisions for uncertain tax positions	204	216
Benefit from deferred income tax	12,074	5,392
Other non-cash movements	1,773	(907)
Effect of exchange rates on net losses	(11,070)	1,996
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(4,004)	(5,525)
Due from unconsolidated companies	(816)	521
Prepaid expenses and other	701	(1,929)
Inventories	(375)	2,032
Escrow and prepaid customer deposits	(3,294)	(5,080)
Accounts payable	948	(699)
Accrued liabilities	11,555	24,468
Deferred revenue	4,057	16,556
Other liabilities	(14,383)	—
Other, net	(530)	(2,176)
Other cash movements:
Dividends from equity method investees	3,018	2,689

Net cash provided by operating activities from continuing operations	67,857	81,946
Net cash provided by/(used in) operating activities from discontinued operations	51	(624)

Net cash provided by operating activities	67,908	81,322

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Nine months ended
	September 30, 2016	September 30, 2015
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(40,556)	(42,607)
Capital expenditure to acquire intangible assets	—	(706)
Investments in unconsolidated companies	—	(4,061)
Release of restricted cash	43	606
Change in deferred revenue for asset sale deposits	—	(500)
Proceeds from sale of property, plant and equipment and equity method investments	2,746	43,742

Net cash used in investing activities from continuing operations	(37,767)	(3,526)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(37,767)	(3,526)

Cash flows from financing activities:
Repurchase of shares	(1,992)	(27,387)
Exercised share options and vested share awards	17	33
Dividend to non-controlling interest	(7)	(20)
Issuance of long-term debt	26,000	—
Debt issuance costs	(414)	(1,000)
Principal payments under long-term debt	(12,552)	(4,085)

Net cash provided by/(used in) financing activities from continuing operations	11,052	(32,459)
Net cash used in financing activities from discontinued operations	—	—

Net cash provided by/(used in) financing activities	11,052	(32,459)

Effect of exchange rate changes on cash and cash equivalents	1,100	(5,856)

Net increase in cash and cash equivalents	42,293	39,481

Cash and cash equivalents at beginning of period (includes $Nil and $Nil of cash presented within assets held for sale)	135,599	135,118

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	177,892	174,599

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	(Accumulated deficit) /retained earnings $’000	Accumulated other comprehensive income/ (loss) $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	4,781	—	—	—	—	4,781
Exercised share options and vested share awards	—	6	—	27	—	—	—	—	33
Repurchase of shares	—	(23)	—	(22,112)	(5,605)	—	—	—	(27,740)
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—
Comprehensive (losses)/income:
Net earnings/(losses) attributable to common shares	—	—	—	—	15,860	—	—	(499)	15,361
Other comprehensive losses	—	—	—	—	—	(73,190)	—	(363)	(73,553)

Balance, September 30, 2015	—	1,023	181	983,499	16,018	(319,610)	(181)	213	681,143

Balance, January 1, 2016	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	5,258	—	—	—	—	5,258
Exercised stock options and vested share awards	—	5	—	12	—	—	—	—	17
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(179)	(179)
Comprehensive (losses)/income:
Net earnings attributable to common shares	—	—	—	—	29,667	—	—	57	29,724
Other comprehensive income	—	—	—	—	—	6,966	—	121	7,087

Balance, September 30, 2016	—	1,018	181	978,444	46,094	(327,576)	(181)	360	698,340

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At September 30, 2016, Belmond owned, invested in or managed 34 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

In August 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The new guidance will be applied on a retrospective basis where applicable. Belmond is currently evaluating the impact, if any, of the adoption of this guidance on its condensed consolidated financial statements.

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The guidance is effective for annual periods ending after December 15, 2017, and interim periods thereafter, with early adoption permitted. The new guidance will be applied on a modified retrospective basis. Belmond is currently evaluating the impact of the adoption of this guidance on its condensed consolidated financial statements.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Numerator ($'000)
Net earnings/(losses) from continuing operations	22,889	9,862	29,673	15,985
Net earnings/(losses) from discontinued operations	(4)	(381)	51	(624)
Net losses/(earnings) attributable to non-controlling interests	(17)	504	(57)	499

Net earnings/(losses) attributable to Belmond Ltd.	22,868	9,985	29,667	15,860

Denominator (shares '000)
Basic weighted average shares outstanding	101,752	102,833	101,534	103,527
Effect of dilution	1,541	1,499	1,409	1,543

Diluted weighted average shares outstanding	103,293	104,332	102,943	105,070

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.225	0.096	0.292	0.154
Net earnings/(losses) from discontinued operations	—	(0.004)	0.001	(0.006)
Net losses/(earnings) attributable to non-controlling interests	—	0.005	(0.001)	0.005

Net earnings/(losses) attributable to Belmond Ltd.	0.225	0.097	0.292	0.153

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.222	0.095	0.288	0.152
Net earnings/(losses) from discontinued operations	—	(0.004)	—	(0.006)
Net losses/(earnings) attributable to non-controlling interests	—	0.005	(0.001)	0.005

Net earnings/(losses) attributable to Belmond Ltd.	0.222	0.096	0.287	0.151

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Share options	1,366,722	1,446,824	1,673,772	798,841

Total	1,366,722	1,446,824	1,673,772	798,841

The number of share options and share-based awards unexercised at September 30, 2016 was 4,028,279 (September 30, 2015 - 3,770,944).

3.    Assets held for sale and discontinued operations

(a)    Results of discontinued operations

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

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(4)	(4)

Losses before tax	—	(4)	(4)

Net losses from discontinued operations	—	(4)	(4)

	Three months ended September 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(338)	(43)	(381)

Losses before tax	(338)	(43)	(381)

Net losses from discontinued operations	(338)	(43)	(381)

	Nine months ended September 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	73	(22)	51

Earnings/(losses) before tax	73	(22)	51

Net earnings/(losses) from discontinued operations	73	(22)	51

	Nine months ended September 30, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(530)	(94)	(624)

Losses before tax	(530)	(94)	(624)

Net losses from discontinued operations	(530)	(94)	(624)

The results of discontinued operations for the nine months ended September 30, 2016 included $73,000 due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17. The results of discontinued operations for the three and nine months ended September 30, 2015 comprised legal fees of $338,000 and $530,000, respectively, in relation to Ubud Hanging Gardens.

(b)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at September 30, 2016 and December 31, 2015.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $210,107,000 at September 30, 2016 (December 31, 2015 - $210,652,000) and exclude goodwill of $40,395,000 (December 31, 2015 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $122,366,000 at September 30, 2016 (December 31, 2015 - $122,386,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	$’000	$’000	$’000	$’000

Investment	2,795	2,972	2,795	2,972
Due from unconsolidated company	4,817	4,872	4,817	4,872
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	7,612	7,844	7,612	7,844

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at September 30, 2016, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	September 30, 2016	December 31, 2015
	$’000	$’000

Current assets	103,599	59,372

Property, plant and equipment, net of accumulated depreciation	287,819	207,469
Other non-current assets	27,136	30,643
Non-current assets	314,955	238,112

Total assets	418,554	297,484

Current liabilities, including $21,667 and $19,171 current portion of third-party debt	91,342	86,092

Long-term debt	155,464	48,681
Other non-current liabilities	28,264	26,540
Non-current liabilities	183,728	75,221

Total shareholders’ equity	143,484	136,171

Total liabilities and shareholders’ equity	418,554	297,484

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Revenue	54,345	41,645	140,697	118,736

Gross profit[1]	39,670	30,167	98,435	78,211

Net earnings[2]	8,980	7,458	15,071	10,780
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred. As at September 30, 2016, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2020, $18,201,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $7,261,000, through May 2017.

Previously, Belmond had guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the year ended December 31, 2015.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2016	December 31, 2015
	$’000	$’000

Land and buildings	1,035,279	994,382
Machinery and equipment	186,099	182,510
Fixtures, fittings and office equipment	240,392	225,943
River cruise ship and canal boats	18,981	18,773

	1,480,751	1,421,608
Less: Accumulated depreciation	(382,432)	(343,247)

Total property, plant and equipment, net of accumulated depreciation	1,098,319	1,078,361

 The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2016 was $13,038,000 (September 30, 2015 - $12,057,000) and $39,165,000 (September 30, 2015 - $36,839,000), respectively.

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $201,751,000 at September 30, 2016 (December 31, 2015 - $201,342,000).

In the three and nine months ended September 30, 2016, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $1,007,000 in respect of Belmond Orcaella, a cruise ship in Myanmar under long-tern charter. During the three and nine months ended September 30, 2016, Belmond considered whether the decline in performance of Belmond Orcaella caused by increased competition in Myanmar indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on management’s best estimate of the recoverable value. The impairment charge is included within impairment of property, plant and equipment in the statements of condensed consolidated operations.

There were no impairments of property, plant and equipment in the three and nine months ended September 30, 2015.

In the current quarter, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of Belmond Northern Belle’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Under the first step of the fixed assets impairment test, the sum of the undiscounted cash flows expected to result from

Belmond Northern Belle was in excess of its carrying value. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset group include the future operating projections of the train, particularly passenger numbers, ticket prices and maintenance spend, and any deterioration in the U.K. regional economy.

There was no capitalized interest in the three and nine months ended September 30, 2016 and 2015.

7.    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

	At January 1, 2016					At September 30, 2016
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,263	(14,202)	50,061	—	2,525	66,788	(14,202)	52,586
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	19,975	(13,149)	6,826	—	621	20,596	(13,149)	7,447
Owned trains and cruises	7,780	(662)	7,118	—	(1,095)	6,685	(662)	6,023

Total	158,119	(44,123)	113,996	—	2,051	160,170	(44,123)	116,047

In the three months ended September 30, 2016, Belmond considered whether increased competition in the Asia region indicated that it was more likely than not that the fair value of Belmond La Résidence d’Angkor was less than its carrying value. The property was tested for goodwill impairment during the three months ended March 31, 2016. Under the first step of the goodwill impairment test, the fair value of Belmond La Résidence d’Angkor was approximately 15% in excess of its carrying value. The goodwill balance of Belmond La Résidence d’Angkor is $1,548,000 at September 30, 2016. Belmond concluded that there was no impairment trigger in the current quarter as the hotel is currently closed for refurbishment until November 2016, and so will continue to carefully monitor the situation and perform an impairment test once the hotel reopens and the post-refurbishment projections can be ascertained. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability in the region or changes in future travel patterns or local competitive supply.

8.    Other intangible assets

Other intangible assets consist of the following as of September 30, 2016:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2016	8,493	1,791	7,100	17,384
Additions	—	—	—	—
Foreign currency translation adjustment	189	(218)	126	97

Balance at September 30, 2016	8,682	1,573	7,226	17,481

Accumulated amortization:
Balance at January 1, 2016	2,272	1,260		3,532
Charge for the period	280	108		388
Foreign currency translation adjustment	50	(157)		(107)

Balance at September 30, 2016	2,602	1,211		3,813

Net book value:
At September 30, 2016	6,080	362	7,226	13,668

At December 31, 2015	6,221	531	7,100	13,852

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Total amortization expense for the three and nine months ended September 30, 2016 was $117,000 (September 30, 2015 - $123,000) and $388,000 (September 30, 2015 - $345,000), respectively. Estimated total amortization expense for the remainder of the year ending December 31, 2016 is $129,000 and for each of the years ending December 31, 2016 to December 31, 2020 is $517,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	September 30, 2016	December 31, 2015
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 3 to 5 years (2015 - 4 to 13 years), with a weighted average interest rate of 4.26% (2015 - 4.28%)	613,490	596,428
Obligations under capital lease	29	59

Total long-term debt and obligations under capital lease	613,519	596,487

Less: Current portion	5,392	5,349
Less: Discount on secured term loan	1,638	1,894
Less: Debt issuance costs	10,249	11,701

Non-current portion of long-term debt and obligations under capital lease	596,240	577,543

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2016:

$’000

Remainder of 2016	1,351
2017	5,389
2018	5,390
2019	117,401
2020	5,416
2021	478,572
2022 and thereafter	—

Total long-term debt and obligations under capital lease	613,519

The Company has guaranteed $500,333,000 of the long-term debt of its subsidiary companies as at September 30, 2016 (December 31, 2015 - $499,100,000).

The tables above include the debt of Charleston Center LLC of $113,157,000 at September 30, 2016 (December 31, 2015 - $97,328,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

Debt issuance costs related to the above outstanding long-term debt were $10,249,000 at September 30, 2016 (December 31, 2015 - $11,701,000 ), including $948,000 at September 30, 2016 (December 31, 2015 - $707,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $105,920,000 of revolving credit and working capital facilities at September 30, 2016 (December 31, 2015 - $106,082,000) of which $105,920,000 was available (December 31, 2015 - $106,082,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2016	December 31, 2015
	$’000	$’000

Interest rate swaps (see Note 19)	2,982	1,733
Long-term accrued interest on subordinated debt at Charleston Center LLC	—	16,540
Deferred gain on sale of Inn at Perry Cabin by Belmond	1,500	1,950
Deferred lease incentive	182	247
Tax indemnity provision on extinguishment of debt (see Note 9)	2,800	—

Total other liabilities	7,464	20,470

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	207	249	660	738
Expected return on assets	(270)	(262)	(859)	(776)
Net amortization and deferrals	148	190	471	562

Net periodic benefit cost	85	177	272	524

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,654,000 at September 30, 2016) annually until the plan is fully funded, which, based on its December 2012 actuarial assessment (prepared using assumptions which differ in some respects to those used to value the liability for these financial statements), is projected to occur in 2017. During the three and nine months ended September 30, 2016, contributions of $442,000 (September 30, 2015 - $487,000) and $1,352,000 (September 30, 2015 - $1,450,000), respectively, were made to the pension plan and Belmond anticipates contributing an additional $302,000 to fund the plan in 2016 for a total of $1,654,000.

Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $10,660,000 at September 30, 2016), which reduces commensurately with every payment made to the plan since December 31, 2012.

12.    Income taxes

In the three and nine months ended September 30, 2016, the income tax provision was $20,401,000 (September 30, 2015 - $11,355,000) and $25,140,000 (September 30, 2015 - $18,413,000), respectively. The increase in tax charge in the three and nine months ended September 30, 2016 is mainly as a result of an increase in earnings from operations.

Following settlements agreed in October 2016, the Company expects that its liability for uncertain tax positions will reduce by approximately $3,500,000 in the fourth quarter of 2016.

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,965	7,032	20,413	20,685

Withholding tax provision classified as interest	—	—	—	(1,476)

Interest on legal settlements	107	2,352	405	2,827

Amortization of debt issuance costs and discount on secured term loan	768	727	2,208	2,170

Total interest expense	7,840	10,111	23,026	24,206

14.    Supplemental cash flow information

	Nine months ended
	September 30, 2016	September 30, 2015
	$’000	$’000

Cash paid during the period for:
Interest	34,020	20,948

Income taxes, net of refunds	12,862	12,805

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a increase of $113,000 for the nine months ended September 30, 2016 (September 30, 2015 - decrease of $881,000).

During the nine months ended September 30, 2016, cash paid during the period for interest of $34,020,000 (September 30, 2015 - $20,948,000) included the payment of accrued interest on a 1984 development loan from a public agency that was fully repaid by Charleston Center LLC in June 2016. See Note 9.

15.    Restricted cash

The major balances in restricted cash are as follows:

	September 30, 2016	December 31, 2015
	$’000	$’000

Cash deposits required to be held with lending banks as collateral	706	749
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	4,975	1,909
Bonds and guarantees	382	659

Total restricted cash	6,063	3,317

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at September 30, 2016 was $706,000 (December 31, 2015 - $749,000).

16.    Share-based compensation plans

At September 30, 2016, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and nine months ended September 30, 2016 was $2,109,000 (September 30, 2015 - $1,048,000) and $5,258,000 (September 30, 2015 - $4,781,000), respectively. The total compensation cost related to unexercised options and unvested share awards at September 30, 2016 to be recognized over the period October 1, 2016 to June 30, 2020 was $9,514,000 and the weighted average period over which it is expected to be recognized is 25 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the nine months ended September 30, 2016.

2009 share award and incentive plan

During the nine months ended September 30, 2016, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares with and without performance criteria were made using the Black-Scholes options pricing model.

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

During the nine months ended September 30, 2016, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	3,287	August 1, 2016	August 1, 2017	$0.01
Restricted shares without performance criteria	3,287	August 1, 2016	August 1, 2018	$0.01
Restricted shares without performance criteria	3,287	August 1, 2016	August 1, 2019	$0.01
Restricted shares without performance criteria	3,287	August 1, 2016	August 1, 2020	$0.01
Restricted shares without performance criteria	81,551	June 24, 2016	June 24, 2017	$0.01
Restricted shares without performance criteria	61,164	June 24, 2016	On retirement	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2017	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2018	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2019	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2020	$0.01
Deferred shares with performance criteria	293,900	March 18, 2016	March 18, 2019	$0.01

17.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $9,909,000 at September 30, 2016 (December 31, 2015 - $8,662,000).

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

In September 2014, the Secretary of the Brazilian Ministry of Planning, Budget and Management notified the Company that the Ministry was denying its application to amend the lease for Belmond Hotel das Cataratas, which was entered into in 2007, among other things, to extend the term and reduce the rent. Belmond had applied for the amendment in 2009 based on its claim that it suffered unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard. The Company appealed to the Secretary to re-consider its decision on both procedural and substantive grounds. Belmond’s current annual lease expense for the hotel is R$18,477,000 (equivalent to $5,692,000 at September 30, 2016). However, until August 2014, the Company had been paying, with the approval of the Ministry, the amount of R$11,065,000 ($3,409,000) per annum without an annual adjustment for inflation as provided in the lease, pending resolution of the case. The Company has expensed the full rental amount. Consequently, the difference between the cumulative rental charge and the amount paid plus monetary correction, which totals R$19,874,000 ($6,122,000), has been fully accrued. Based on the Secretary’s decision, the Ministry would assess rent at the contractual rate, which has been included in the table of future rental payments as at September 30, 2016 below. Beyond the amounts accrued, based on the Secretary’s decision, management estimates that the range of possible additional loss to Belmond could be between R$1,000,000 and R$1,500,000 (equivalent to $308,000 and $462,000 at September 30, 2016) plus interest from the date of the September 2014 decision until a final non-appealable decision is rendered. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,238,000) was due on March 31, 2015 as a result of the denial of the application. The Secretary has yet to address Belmond’s request for re-consideration of the Ministry’s decision, so that pending this requested reconsideration and exhaustion of administrative remedies, the Company has not paid to the Ministry the amount claimed due. In the face of the Secretary’s failure to conduct its administrative review, the Company filed a lawsuit in the Federal Court in Paraná State in August 2016 against the Federal Government of Brazil regarding the Ministry’s failure to properly consider and modify the lease concession for Belmond Hotel das Cataratas. The Federal Court granted the Company’s request for an injunction against the Government enforcing its claim in the amount of $6,122,000 and granted the Company’s request for a 25% preliminary reduction in rent, pending a decision on the merits, which the Superior Court upheld on appeal in a decision rendered in September 2016. The Federal Government has appealed this decision to a three judge panel of the Superior Court, which should issue its decision by the end of the first quarter of 2017. Meanwhile a trial calendar has yet to be agreed for the litigation on the merits; however, the Company intends to continue to pursue its claims and contest the Government’s claims vigorously.

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and declared that the entire proceeding be vacated. The court of first instance reconsidered the matter in January 2016 and again dismissed the Public Prosecutor's claim on technical grounds. The Public Prosecutor's office appealed this decision as well and at a hearing on June 16, 2016, the Superior Court of Cusco reaffirmed the decision of the court of first instance. The Public Prosecutor has declined to appeal the matter to the Supreme Court of Peru.

The Company is contesting a ruling by an administrative court in Lima, Peru, the location of its Belmond Miraflores Park Hotel (“BMP”), that BMP had violated a municipal nuisance ordinance by generating noise and vibration that disturbed certain owners of apartments in an adjoining residential building. The administrative court levied a nominal fine and ordered as injunctive relief the closure of BMP until the noise and vibration has been eliminated. In March 2016, after the ruling was affirmed by two lower courts, BMP appealed to the Supreme Court of Peru. The relief has been stayed while the appeal process is pending. BMP does not expect to receive a ruling and formal notification from the Supreme Court until at least December 2016. Management believes that the risk of closure of BMP is remote because BMP expects to complete a remediation plan by mid-December 2016 and may also seek to acquire the apartments of the owners who sought the relief. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

In July 2015, Cupecoy Village Development N.V. (“Cupecoy”) received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believes indicates a maximum possible loss of $16,500,000. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company had provided a written response to the tax authorities disputing their assessment and expected the resolution of this dispute to result in only an immaterial cost. However, the tax authorities consistently failed to respond or otherwise engage in any way with Belmond or Cupecoy and therefore the Company gave the tax authorities notice that it intended to wind up Cupecoy, which the Company did after receiving no response from the authorities to this notice. In October, following our application to the court, Cupecoy was declared technically bankrupt in light of the 2015 tax claim and consequently, the Company believes any liability in respect of Cupecoy has been discharged.

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

Future rental payments as at September 30, 2016 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2016	2,937
2017	11,137
2018	11,400
2019	9,676
2020	9,528
2021	10,153
2022 and thereafter	67,107

Future rental payments under operating leases	121,938

Rental expense for the three and nine months ended September 30, 2016 amounted to $3,491,000 (September 30, 2015 - $2,514,000) and $9,604,000 (September 30, 2015 - $8,101,000), respectively.

Belmond has granted to James Sherwood, a former director of the Company, a right of first refusal to purchase Belmond Hotel Cipriani in Venice, Italy in the event Belmond proposes to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood has also been granted an option to purchase the hotel at fair market value if a change in control of the Company occurs. Mr. Sherwood may elect to pay 80% of the purchase price if he exercises his right of first refusal, or 100% of the purchase price if he exercises his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. This right of first refusal and purchase option are not assignable and expire one year after Mr. Sherwood’s death. These agreements relating to Belmond Hotel Cipriani between Mr. Sherwood and Belmond and its predecessor companies have been in place since 1983 and were last amended and restated in 2005.

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
September 30, 2016	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(5,728)	—	(5,728)

Total net liabilities	—	(5,728)	—	(5,728)

	Level 1	Level 2	Level 3	Total
December 31, 2015	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	4	—	4

Total assets	—	4	—	4

Liabilities at fair value:
Derivative financial instruments	—	(4,464)	—	(4,464)

Total net liabilities	—	(4,460)	—	(4,460)

During the three and nine months ended September 30, 2016, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of September 30, 2016 and December 31, 2015 were as follows:

		September 30, 2016		December 31, 2015
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	613,490	632,247	596,428	630,455

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the nine months ended September 30, 2016 and 2015 are as follows:

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2015
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	—	—	—	—	(1,007)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2015
	$’000	$’000	$’000	$’000	$’000

Goodwill	10,050	—	—	10,050	(9,796)

Property, plant and equipment

In the nine months ended September 30, 2016, property, plant and equipment at Belmond Orcaella with a carrying amount of $1,007,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,007,000.

This impairment is included in earnings from continuing operations in the period incurred. See Note 6.

Goodwill

In the nine months ended September 30, 2015, goodwill of Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle with a combined carrying value of $5,698,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $5,698,000. Also, in the nine months ended September 30, 2015 goodwill of Belmond Grand Hotel Europe with a carrying value of $14,148,000 was written down to fair value of $10,050,000, resulting in a non-cash impairment charge of $4,098,000.

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

Cash flow hedges of interest rate risk

As of September 30, 2016 and December 31, 2015, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2016	December 31, 2015
	’000	’000

Interest rate swaps	€73,125	€73,688
Interest rate swaps	$211,188	$212,481
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of September 30, 2016 and December 31, 2015:

		Fair value as of September 30, 2016	Fair value as of December 31, 2015
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	—	4
Interest rate derivatives	Accrued liabilities	(2,746)	(2,731)
Interest rate derivatives	Other liabilities	(2,982)	(1,733)

Total		(5,728)	(4,460)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at September 30, 2016 and December 31, 2015. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At September 30, 2016, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,702,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and nine months ended September 30, 2016 was a loss of $1,955,000 (September 30, 2015 - loss of $147,000) and a loss of $5,038,000 (September 30, 2015 - gain of $13,938,000).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of September 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $5,728,000 (December 31, 2015 - $4,464,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $5,759,000 (December 31, 2015 - $4,513,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $163,957,000 at September 30, 2016, being a liability of Belmond (December 31, 2015 - $160,138,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Nine months ended September 30, 2016	$’000	$’000	$’000	$’000

Balance at January 1, 2016	(320,508)	(4,091)	(9,943)	(334,542)

Other comprehensive income/(loss) before reclassifications	7,547	(3,085)	386	4,848

Amounts reclassified from AOCI	—	2,118	—	2,118

Net current period other comprehensive income/(loss)	7,547	(967)	386	6,966

Balance at September 30, 2016	(312,961)	(5,058)	(9,557)	(327,576)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	September 30, 2016	September 30, 2015
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	707	744	Interest expense

Total reclassifications for the period	707	744

	Amount reclassified from AOCI
	Nine months ended
	September 30, 2016	September 30, 2015
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,118	2,211	Interest expense

Total reclassifications for the period	2,118	2,211

21.    Segment information

Segment performance is evaluated by the chief operating decision maker based upon segment earnings before gains/(losses) on disposal, impairments, central costs, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization, share-based compensation payment and gains/(losses) on extinguishment of debt (“segment profit/(loss)”).

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

The following tables present information regarding these reportable segments. Belmond revised the order of the presentation of these segments in the three months ended September 30, 2016 and included a new sub-total to show management fees earned by the Company. In addition, Belmond reclassified certain expenses associated with the Company’s development team from the Part-owned/managed hotels segment to central costs. Prior periods have been re-presented to reflect the current period presentation.

Revenue from external customers by segment:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	92,319	89,276	172,827	172,972
North America	30,577	29,272	108,235	109,910
Rest of world	37,045	24,425	96,578	86,747
Total owned hotels	159,941	142,973	377,640	369,629
Owned trains and cruises	19,218	21,417	47,120	49,136

Part-owned/managed hotels	1,382	1,470	3,180	3,875
Part-owned/managed trains	3,196	2,535	7,689	6,050
Total management fees	4,578	4,005	10,869	9,925

Total revenue	183,737	168,395	435,629	428,690

Reconciliation of the total of segment profit/(loss) to consolidated net earnings/(losses) from operations:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	45,554	41,065	66,239	63,025
North America	3,226	3,002	21,227	23,233
Rest of world	11,301	4,135	24,892	18,605
Total owned hotels	60,081	48,202	112,358	104,863
Owned trains and cruises	3,093	3,745	3,643	4,246

Part-owned/managed hotels	2,424	2,526	4,744	2,584
Part-owned/managed trains	8,482	6,790	17,790	14,170
Total part-owned/managed	10,906	9,316	22,534	16,754

Reconciliation to net earnings:
Total segment profit	74,080	61,263	138,535	125,863

Gain on disposal of property, plant and equipment and equity method investments	488	150	788	20,125
Impairment of goodwill	—	(4,098)	—	(9,796)
Impairment of property, plant and equipment	(1,007)	—	(1,007)	—
Central costs	(7,176)	(11,713)	(22,666)	(31,331)
Share-based compensation	(2,109)	(1,048)	(5,258)	(4,781)
Depreciation and amortization	(13,155)	(12,180)	(39,553)	(37,184)
Gain on extinguishment of debt	—	—	1,200	—
Interest income	289	234	582	684
Interest expense	(7,840)	(10,111)	(23,026)	(24,206)
Foreign currency, net	1,432	314	9,161	(3,498)
Provision for income taxes	(20,401)	(11,355)	(25,140)	(18,413)
Share of provision for income taxes of unconsolidated companies	(1,712)	(1,594)	(3,943)	(1,478)

Earnings from continuing operations	22,889	9,862	29,673	15,985
(Losses)/earnings from discontinued operations	(4)	(381)	51	(624)

Net earnings	22,885	9,481	29,724	15,361

Earnings from unconsolidated companies, net of tax:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	794	778	1,022	(704)
Part-owned/managed trains	3,824	2,939	6,690	6,103

Total earnings from unconsolidated companies, net of tax	4,618	3,717	7,712	5,399

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	1,646	2,447	8,850	16,866
North America	2,051	2,632	6,442	9,243
Rest of world	6,832	3,983	13,529	9,769
Total owned hotels	10,529	9,062	28,821	35,878
Owned trains and cruises	2,493	2,145	10,656	6,441

Unallocated corporate	458	35	1,079	288

Total capital expenditure to acquire property, plant and equipment	13,480	11,242	40,556	42,607

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	67,746	66,726	115,928	117,930
United Kingdom	16,950	20,664	44,568	48,655
United States	25,338	24,201	79,621	79,393
Brazil	24,025	13,063	56,232	48,658
All other countries	49,678	43,741	139,280	134,054

Total revenue	183,737	168,395	435,629	428,690

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and nine months ended September 30, 2016, Belmond earned management fees from Eastern and Oriental Express Ltd. of $20,000 (September 30, 2015 - $Nil) and $147,000 (September 30, 2015 - $140,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at September 30, 2016 was $4,817,000 (December 31, 2015 - $4,872,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and nine months ended September 30, 2016, Belmond earned management and guarantee fees from its Peruvian joint ventures of $4,543,000 (September 30, 2015 - $3,794,000) and $10,722,000 (September 30, 2015 - $9,188,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at September 30, 2016 was $8,499,000 (December 31, 2015 - $7,285,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at September 30, 2016 was $364,000 (December 31, 2015 - $272,000).

Belmond managed, under long-term contract, Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. In the three and nine months ended September 30, 2016, Belmond earned $Nil (September 30, 2015 - $Nil) and $Nil (September 30, 2015 - $328,000, respectively, in management fees from Hotel Ritz by Belmond, which are recorded in revenue, and $Nil (September 30, 2015 - $Nil) and $Nil (September 30, 2015 - $301,000), respectively in interest income. The amount due to Belmond from Hotel Ritz by Belmond at September 30, 2016 was $Nil (December 31, 2015 - $Nil). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 5.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Investors are cautioned not to place undue reliance on these forward-looking statements which are based on currently available operational, financial, and competitive information and as such, not guarantees of future performance.  Except as otherwise required by law, the Company undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Introduction

Belmond currently owns, partially-owns and/or operates 45 properties (with two additional properties scheduled for future openings over the coming twelve months, Belmond Cadogan Hotel in London, England and the Belmond Andean Explorer train in Peru).

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Owned trains and cruises, (5) Part-owned/managed hotels and (6) Part-owned/managed trains.

Belmond revised the order of the presentation of these segments in the three months ended September 30, 2016 and included a new sub-total to show management fees earned by the Company. In addition, Belmond reclassified certain expenses associated with the Company’s development team from the Part-owned/managed hotels segment to central costs. Prior periods have been re-presented to reflect the current period presentation.

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

Belmond's part-owned/managed hotels segment consists of five hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in four of the managed hotels.

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

Belmond's owned trains and cruises segment consists of five European tourist trains, two river cruise ships in Myanmar and one French canal cruise business. On August 30, 2016, the Company commenced operations of Belmond Grand Hibernian, the first luxury overnight train to travel throughout the island of Ireland.

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

Results of Operations

Belmond’s operating results for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, expressed as a percentage of revenue, are as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	%	%	%	%

Revenue:
Owned hotels:
Europe	50	52	39	41
North America	17	17	25	26
Rest of world	20	15	22	20
Total owned hotels	87	84	86	87

Owned trains and cruises	10	13	11	11

Part-owned/managed hotels	1	1	1	1
Part-owned/managed trains	2	2	2	1
Total management fees	3	3	3	2

Total revenue	100	100	100	100

Cost of services	(39)	(42)	(43)	(44)
Selling, general and administrative	(29)	(32)	(34)	(37)
Depreciation and amortization	(7)	(7)	(9)	(9)
Impairment of goodwill	—	(2)	—	(2)
Impairment of property, plant and equipment	(1)	—	—	—
Gain on disposal of property, plant and equipment and equity method investments	—	—	—	5
Gain on extinguishment of debt	—	—	—	—
Interest income, interest expense and foreign currency, net	(3)	(6)	(3)	(6)
Earnings before income taxes and earnings from unconsolidated companies, net of tax	21	11	11	7
Provision for income taxes	(11)	(7)	(6)	(4)
Earnings from unconsolidated companies, net of tax	3	2	2	1
Earnings from continuing operations	13	6	7	4
Net (losses)/earnings from discontinued operations, net of tax	—	—	—	—

Net earnings	13	6	7	4

Operating information for Belmond’s owned hotels for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Rooms available
Europe	86,112	86,173	213,056	214,144
North America	62,986	63,078	192,752	192,312
Rest of world	94,944	93,380	282,008	277,095
Worldwide	244,042	242,631	687,816	683,551

Rooms sold
Europe	68,102	65,702	142,965	136,921
North America	42,246	41,276	132,518	132,025
Rest of world	46,985	47,930	152,872	150,573
Worldwide	157,333	154,908	428,355	419,519

Occupancy (percentage)
Europe	79	76	67	64
North America	67	65	69	69
Rest of world	49	51	54	54
Worldwide	64	64	62	61

Average daily rate (in U.S. dollars)
Europe	839	835	731	751
North America	359	356	418	425
Rest of world	479	309	390	354
Worldwide	603	545	512	506

RevPAR (in U.S. dollars)
Europe	664	637	490	480
North America	241	233	287	292
Rest of world	237	158	211	193
Worldwide	389	348	319	310

	Three months ended September 30,		Change %
	2016	2015	Dollars	Constant currency

Same Store RevPAR (in dollars)
Europe	664	637	4%	5%
North America	241	233	3%	4%
Rest of world	244	165	48%	38%
Worldwide	395	354	12%	10%

The same store RevPAR data for the three months ended September 30, 2016 and September 30, 2015 excludes the operations of Belmond Eagle Island Lodge, which was closed for refurbishment from January through November 2015, and Belmond La Residence d'Angkor, which closed for refurbishment in May 2016 and is expected to re-open in mid-November 2016.

	Nine months ended September 30,		Change %
	2016	2015	Dollars	Constant currency

Same Store RevPAR (in dollars)
Europe	490	480	2%	4%
North America	287	292	(2)%	(1)%
Rest of world	216	198	9%	20%
Worldwide	324	315	3%	6%

The same store RevPAR data for the nine months ended September 30, 2016 and September 30, 2015 excludes the operations of Belmond Eagle Island Lodge, which was closed for refurbishment from January through November 2015, and Belmond La Residence d'Angkor, which closed for refurbishment in May 2016 and is expected to re-open in mid-November 2016.

Overview

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The net earnings attributable to Belmond Ltd. for the three months ended September 30, 2016 were $22.9 million ($0.23 per common share) on revenue of $183.7 million, compared with net earnings of $10.0 million ($0.10 per common share) on revenue of $168.4 million for the three months ended September 30, 2015. The increase in net earnings was partially due to an increase in earnings of $6.1 million at Belmond Copacabana Palace as a result of the 2016 Olympic Games that took place in Rio de Janeiro. This was complemented by solid peak season performances for the Company's Italian hotels resulting in an increase in earnings, and strong year-over-year growth for the remaining hotels in Europe. In addition, the Company benefited from a decrease in central costs due to lower legal and professional fees and payroll savings related to a weaker Great British pound than in the prior-year quarter. In the three months ended September 30, 2015, the Company recorded a goodwill impairment charge of $4.1 million, relating to Belmond Grand Hotel Europe ($1.0 million impairment charge of property, plant and equipment related to Belmond Orcaella in the three months ended September 30, 2016).

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The net earnings attributable to Belmond Ltd. for the nine months ended September 30, 2016 were $29.7 million ($0.29 per common share) on revenue of $435.6 million, compared with net earnings of $15.9 million ($0.15 per common share) on revenue of $428.7 million for the nine months ended September 30, 2015. The increase in net earnings was partially due to an increase in earnings at Belmond Copacabana Palace as a result of the 2016 Olympic Games that took place in Rio de Janeiro. This was complemented by solid peak season performances for the Company's Italian hotels resulting in an increase in earnings, and strong year-over-year growth for the remaining hotels in Europe. In addition, the improvement in net earnings was partially as a result of a foreign exchange gain of $9.2 million recognized in the nine months ended September 30, 2016 due to recent volatility in the Great British pound and euro foreign exchange rates, compared with a foreign exchange loss of $3.5 million recognized in the nine months ended September 30, 2015. This was somewhat offset by the gain on disposal of Hotel Ritz by Belmond of $19.7 million in the nine months ended September 30, 2015 compared to a $0.8 million gain in the nine months ended September 30, 2016 related to the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond and the recognition of the gain on sale of the spa building at Belmond Casa de Sierra Nevada. An impairment of property, plant and equipment in Belmond Orcaella of $1.0 million was recorded in the nine months ended September 30, 2016 compared to a goodwill impairment charge of $9.8 million recorded in the nine months ended September 30, 2015. There was a gain on extinguishment of debt of $1.2 million in the nine months ended September 30, 2016 in connection with the early repayment of the development loan at Charleston Center LLC, compared with no gain on extinguishment of debt in the nine months ended September 30, 2015.

Revenue

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	92.3	89.3	172.8	173.0
North America	30.6	29.3	108.2	109.9
Rest of world	37.0	24.4	96.6	86.7
Total owned hotels	159.9	143.0	377.6	369.6

Owned trains and cruises	19.2	21.4	47.1	49.1

Part-owned/managed hotels	1.4	1.5	3.2	3.9
Part-owned/managed trains	3.2	2.5	7.7	6.1
Total management fees	4.6	4.0	10.9	10.0

Total revenue	183.7	168.4	435.6	428.7

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Total revenue was $183.7 million for the three months ended September 30, 2016, an increase of $15.3 million, or 9%, from $168.4 million for the three months ended September 30, 2015. Owned hotels revenue was $159.9 million for the three months ended September 30, 2016, an increase of $16.9 million or 12%, from $143.0 million for the three months ended September 30, 2015. The increase in owned hotels revenue was largely due to a revenue increase of $10.2m in Belmond Copacabana Palace as a result of the 2016 Olympic Games that took place in Rio de Janeiro and a revenue increase of $1.8 million in Belmond Safaris, Botswana, following the reopening of Belmond Eagle Island Lodge, one of the Company's three safari lodges, which was closed from January to November 2015 for a complete renovation.This was complemented by solid peak season performances for the Company's Italian hotels and strong year-over-year growth for the remaining hotels in Europe. In addition, the North America hotels performed strongly generating revenue increases of $1.3 million. Revenue from owned total trains and cruises was $19.2 million for the three months ended September 30, 2016, a decrease of $2.2 million, or 10%, from $21.4 million for the three months ended September 30, 2015, which was largely due to a revenue decrease of $1.7 million at Venice Simplon-Orient-Express following the year-over-year depreciation of the Great British pound against the U.S. dollar and a revenue decrease of $1.0 million at Belmond Royal Scotsman primarily as a result of operating two fewer trips in the current-year quarter.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Total revenue was $435.6 million for the nine months ended September 30, 2016, an increase of $6.9 million, or 2%, from $428.7 million for the nine months ended September 30, 2015. Total owned hotels revenue was $377.6 million for the nine months ended September 30, 2016, an increase of $8.0 million, from $369.6 million for the nine months ended September 30, 2015. The increase in total hotels revenue was largely due to a revenue increase of $7.5 million in Belmond Copacabana Palace due to the 2016 Olympic Games that took place in Rio de Janeiro and a revenue increase of $2.9 million in Belmond Safaris, Botswana, following the reopening of Belmond Eagle Island Lodge which was closed from January to November 2015 for a complete renovation. This was offset by a revenue decrease at Belmond Hotel Cipriani, Venice, Italy due to a challenging comparable period, with revenue in 2015 benefiting from the Biennale art festival, which occurs every other year. Revenue from total owned trains and cruises was $47.1 million for the nine months ended September 30, 2016, a decrease of $2.0 million, or 4%, from $49.1 million for the nine months ended September 30, 2015. This was due to a combined revenue decrease at Belmond Royal Scotsman and Belmond Road to Mandalay of $1.6 million. Revenues at Belmond Royal Scotsman decreased $0.8 million or 13% primarily as a result of operating two fewer trips in the period. Belmond Road to Mandalay, one of the Company’s two river cruise ships in Myanmar suffered from a revenue decline of $0.8 million as a result of increased competition in the area.

Owned hotels - Europe

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Rooms available	86,112	86,173	213,056	214,144
Rooms sold	68,102	65,702	142,965	136,921
Occupancy (percentage)	79	76	67	64
Average daily rate (in U.S. dollars)	839	835	731	751
RevPAR (in U.S. dollars)	664	637	490	480
Same store RevPAR (in U.S. dollars)	664	637	490	480

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue was $92.3 million for the three months ended September 30, 2016, an increase of $3.0 million, or 3%, from $89.3 million for the three months ended September 30, 2015. This was primarily due to solid peak season performances for the Company's Italian hotels complemented by strong year-over-year growth for the remaining hotels in Europe. Revenue for the Italian hotels excluding Belmond Hotel Cipriani was up $3.0 million over the prior-year quarter mainly as a result of leveraging strong demand to drive higher rates. This was offset by a decrease in revenue of $1.2 million in Belmond Hotel Cipriani due to a challenging comparable period, with revenue in 2015 benefiting from the Biennale art festival, which occurs every other year, as did the World Expo 2015 in Milan, both of which generated increased visitation to Venice. Outside of Italy, the Company recorded meaningful year-over-year increases for Belmond Grand Hotel Europe, St. Petersburg, Russia, Belmond La Residencia, Mallorca, Spain, and Belmond Reid's Palace, Madeira, Portugal, all primarily as a result of driving demand from new markets and enhanced revenue management. Revenue for Belmond Grand Hotel Europe increased $0.9 million or 16% year-over-year largely as a result of RevPAR growth of 28%. The Company continued to drive improved results for Belmond La Residencia, with revenue for the third quarter of 2016 increasing $0.6 million or 8% over the prior year quarter mainly due to 10% RevPAR growth resulting from increased demand for the destination. Revenue for Belmond Reid's Palace increased $0.5 million or 11% over the third quarter of 2015 primarily as a result of an eight percentage point increase in occupancy that largely resulted from continuing to capitalize on increased demand for the destination. ADR in U.S. dollar terms for the European owned hotels segment increased to $839 in the three months ended September 30, 2016 from $835 in the three months ended September 30, 2015. Occupancy increased to 79% in the three months ended September 30, 2016 from 76% in the three months ended September 30, 2015. Same store RevPAR increased by 4% in U.S. dollars, to $664 in the three months ended September 30, 2016 from $637 in the three months ended September 30, 2015, an increase of 5% on a constant currency basis.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue was $172.8 million for the nine months ended September 30, 2016, a decrease of $0.2 million from $173.0 million for the nine months ended September 30, 2015. This was primarily due to a revenue decrease of $4.2 million or 13% at Belmond Hotel Cipriani partially due to a challenging comparative period, with revenue for 2015 benefiting from the Biennale art festival, which occurs every other year, and the final receipt of $1.1 million income related to the 2010 settlement of the Cipriani trademark litigation. Partially offsetting this decline, Belmond Reid's Palace increased revenue by $2.3 million or 18% due to occupancy growth as a result of capitalizing on increased demand for the destination. In addition, revenue for the Italian hotels excluding Belmond Hotel Cipriani was up $2.9 million over the prior-year period mainly as a result of leveraging strong demand to drive higher rates. ADR in U.S. dollar terms for the European owned hotels segment decreased to $731 in the nine months ended September 30, 2016 from $751 in the nine months ended September 30, 2015. Occupancy increased to 67% in the nine months ended September 30, 2016 from 64% in the nine months ended September 30, 2015. Same store RevPAR increased by 2% in U.S. dollars, to $490 in the nine months ended September 30, 2016 from $480 in the nine months ended September 30, 2015, an increase of 4% on a constant currency basis.

Owned hotels - North America

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Rooms available	62,986	63,078	192,752	192,312
Rooms sold	42,246	41,276	132,518	132,025
Occupancy (percentage)	67	65	69	69
Average daily rate (in U.S. dollars)	359	356	418	425
RevPAR (in U.S. dollars)	241	233	287	292
Same store RevPAR (in U.S. dollars)	241	233	287	292

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue was $30.6 million for the three months ended September 30, 2016, an increase of $1.3 million, or 4%, from $29.3 million for the three months ended September 30, 2015. This increase was largely attributable to $1.4 million revenue growth at Belmond Charleston Place, South Carolina. The hotel increased food and beverage revenue by 26% year-over-year largely as a result of a new high-end sports pub that commenced operations in July 2016 and also continued to benefit from improved room product related to the Company's three-year rooms renovation project that was completed in December 2015. ADR for the North American owned hotels segment increased to $359 in the three months ended September 30, 2016 from $356 in the three months ended September 30, 2015. Occupancy increased to 67% for the three months ended September 30, 2016 from 65% for the three months ended September 30, 2015. Same store RevPAR increased by 3% to $241 for the three months ended September 30, 2016 from $233 in the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue was $108.2 million for the nine months ended September 30, 2016, a decrease of $1.7 million, or 2%, from $109.9 million for the nine months ended September 30, 2015. This decrease was largely attributable to a $1.4 million revenue decline at Belmond Maroma Resort & Spa and a $1.0 million decline in revenue at ‘21’ Club by Belmond. Belmond Maroma Resort & Spa was impacted by increased local competition and the re-opening of renovated hotels in the Los Cabos resort area of Mexico. ‘21’ Club by Belmond was negatively impacted by volatility in stock markets as well as disruption caused by construction noise. This decrease was partially offset by a $1.7 million revenue increase at Belmond Charleston Place. The hotel increased food and beverage revenue largely as a result of a new high-end sports pub that commenced operations in July 2016 and also continued to benefit from improved room product related to the Company's three-year rooms renovation project that was completed in December 2015. ADR for the North American owned hotels segment decreased to $418 in the nine months ended September 30, 2016 from $425 in the nine months ended September 30, 2015. Occupancy remained consistent at 69% for the nine months ended September 30, 2016 and 2015. On a same store basis, RevPAR decreased by 2% to $287 for the nine months ended September 30, 2016 from $292 in the nine months ended September 30, 2015.

Owned hotels - Rest of world

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Rooms available	94,944	93,380	282,008	277,095
Rooms sold	46,985	47,930	152,872	150,573
Occupancy (percentage)	49	51	54	54
Average daily rate (in U.S. dollars)	479	309	390	354
RevPAR (in U.S. dollars)	237	158	211	193
Same store RevPAR (in U.S. dollars)	244	165	216	198

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue was $37.0 million for the three months ended September 30, 2016, an increase of $12.6 million, or 52%, from $24.4 million for the three months ended September 30, 2015. This was principally as a result of revenue growth of $10.2 million or 117% at Belmond Copacabana Palace and revenue growth of $1.8 million at Belmond Safaris, Botswana. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving both year-over-year ADR and food and beverage revenue growth of 96% and 96%, respectively, for the third quarter of 2016. Belmond Safaris benefited from being fully operational in the third quarter of 2016, as Belmond Eagle Island Lodge re-opened in December 2015 having been closed from January to November 2015 for a complete renovation. ADR in U.S. dollar terms for the Rest of world owned hotels segment increased to $479 in the three months ended September 30, 2016 from $309 in the three months ended September 30, 2015. Occupancy decreased to 49% for the three months ended September 30, 2016 from 51% for the three months ended September 30, 2015. Same store RevPAR (which excludes Belmond Eagle Island Lodge and Belmond La Résidence d’Angkor) increased by 48% in U.S. dollars, to $244 for the three months ended September 30, 2016 from $165 for the three months ended September 30, 2015, an increase of 38% on a constant currency basis.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue was $96.6 million for the nine months ended September 30, 2016, an increase of $9.9 million, or 11%, from $86.7 million for the nine months ended September 30, 2015. This is principally as a result of revenue growth of $7.5 million or 22% at Belmond Copacabana Palace and revenue growth of $2.9 million at Belmond Safaris. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving year-over-year ADR and food and beverage revenue growth. Belmond Safaris benefited from being fully operational in the third quarter of 2016, as Belmond Eagle Island Lodge re-opened in December 2015 having been closed from January to November 2015 for a complete renovation. ADR in U.S. dollar terms for the Rest of world owned hotels segment increased to $390 in the nine months ended September 30, 2016 from $354 in the nine months ended September 30, 2015. Occupancy remained consistent at 54% for the nine months ended September 30, 2016 and the nine months ended September 30, 2015. Same store RevPAR (which excludes Belmond Eagle Island Lodge and Belmond La Résidence d’Angkor) increased by 9% in U.S. dollars, to $216 for the nine months ended September 30, 2016 from $198 for the nine months ended September 30, 2015, an increase of 20% on a constant currency basis.

Owned trains and cruises

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue was $19.2 million for the three months ended September 30, 2016, a decrease of $2.2 million, or 10%, from $21.4 million for the three months ended September 30, 2015. Unfavorable exchange rate movements of $2.5 million resulting from the year-over-year depreciation of the Great British pound against the U.S. dollar, were offset by growth on a constant currency basis of $0.3 million or 1% primarily as a result of Belmond Grand Hibernian, which commenced operations on August 30, 2016 and generated $1.2 million of revenue in its first few weeks of operations. In addition, revenue for Belmond Royal Scotsman was down $0.6 million or 16% primarily as a result of operating two fewer trips in the current-year quarter.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue was $47.1 million for the nine months ended September 30, 2016, a decrease of $2.0 million, from $49.1 million for the nine months ended September 30, 2015. Unfavorable exchange rate movements of $3.7 million resulting from the 9% year-over-year depreciation of the Great British pound against the U.S. dollar, were offset by growth on a constant currency basis of $1.7 million or 4% primarily as a result of Belmond Grand Hibernian, which commenced operations on August 30, 2016 and generated $1.2 million of revenue in its first few weeks of operations. In addition, on a constant currency basis there was a revenue increase of $2.3 million at Venice-Simplon-Orient-Express due to the increase in number of trips in the period. This was offset by a revenue decrease of $0.8 million on a constant currency basis at Belmond Road to Mandalay, one of the Company’s river cruise ships in Myanmar, as a result of increased local competition. Revenue for Belmond Royal Scotsman was down $0.3 million on a constant currency basis or 4% primarily as a result of operating two fewer trips in the current-year period.

Part-owned/managed hotels

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue was $1.4 million for the three months ended September 30, 2016, a decrease of $0.1 million, or 7%, from $1.5 million for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue was $3.2 million for the nine months ended September 30, 2016, a decrease of $0.7 million, or 18%, from $3.9 million for the nine months ended September 30, 2015, due the sale of Hotel Ritz by Belmond in May 2015 which had produced revenues of $0.3 million for the nine months ended September 30, 2015 and a decline in revenue for the Company's Peru hotels joint venture primarily as a result of a year-over-year decrease in group business at the joint venture’s two hotels in Cusco. In addition, revenue from the Company’s management business decreased $0.2 million year on year.

Part-owned/managed trains

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Revenue was $3.2 million in the three months ended September 30, 2016, an increase of $0.7 million, or 28%, from $2.5 million in the three months ended September 30, 2015, resulting from the Company’s PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Revenue was $7.7 million in the nine months ended September 30, 2016, an increase of $1.6 million, or 26%, from $6.1 million in the nine months ended September 30, 2015, resulting from the Company’s PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine.

Cost of services

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Cost of services was $72.0 million for the three months ended September 30, 2016, an increase of $1.3 million, or 2%, from $70.7 million for the three months ended September 30, 2015. As a percentage of revenue, cost of services decreased to 39% in the three months ended September 30, 2016, from 42% in the three months ended September 30, 2015. This is primarily due an improvement in gross margin in Belmond Copacabana Palace after the Company successfully capitalized on the 2016 Summer Olympic Games, driving both year-over-year ADR and food and beverage revenue growth for the third quarter of 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Cost of services was $186.5 million for the nine months ended September 30, 2016, a decrease of $2.2 million, or 1%, from $188.7 million for the nine months ended September 30, 2015. As a percentage of revenue, cost of services decreased slightly to 43% in the nine months ended September 30, 2016, from 44% in the nine months ended September 30, 2015.

Selling, general and administrative expenses

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Selling, general and administrative expenses were $53.3 million for the three months ended September 30, 2016, a decrease of $1.2 million, or 2%, from $54.5 million for the three months ended September 30, 2015. As a percentage of revenue, selling, general and administrative expenses decreased to 29% in the three months ended September 30, 2015, from 32% in the three months ended September 30, 2015. This is primarily due an improvement in margin in Belmond Copacabana Palace after the Company successfully capitalized on the 2016 Summer Olympic Games, driving both year-over-year ADR and food and beverage revenue growth for the third quarter of 2016.

Central costs within selling, general and administrative expenses were $9.3 million for the three months ended September 30, 2016 (including $2.1 million of non-cash share-based compensation expense), a decrease of $3.4 million, or 27%, from $12.7 million for the three months ended September 30, 2015 (including $1.0 million of non-cash share-based compensation expense). As a percentage of revenue, central costs decreased to 5% for the three months ended September 30, 2016, from 8% for the three months ended September 30, 2015, primarily as a result of lower legal and professional fees and payroll savings related to a weaker Great British pound than in the prior-year quarter.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Selling, general and administrative expenses were $150.2 million for the nine months ended September 30, 2016, a decrease of $6.9 million, or 4%, from $157.1 million for the nine months ended September 30, 2015. As a percentage of revenue, selling, general and administrative expenses decreased to 34% in the nine months ended September 30, 2015, from 37% in the nine months ended September 30, 2015.

Central costs within selling, general and administrative expenses were $28.1 million for the nine months ended September 30, 2016 (including $5.3 million of non-cash share-based compensation expense), a decrease of $8.0 million, or 22%, from $36.1 million for the nine months ended September 30, 2015 (including $4.8 million of non-cash share-based compensation expense). As a percentage of revenue, central costs decreased to 6% for the nine months ended September 30, 2016, from 8% for the nine months ended September 30, 2015 primarily due to lower legal and professional expenses and payroll savings related to a weaker Great British pound than in the prior-year.

Segment profit/(loss)

Segment performance for the three and nine months ended September 30, 2016 and 2015 is analyzed as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	$ millions	$ millions	$ millions	$ millions

Segment profit/(loss):
Owned hotels:
Europe	45.6	41.1	66.4	63.2
North America	3.2	3.0	21.2	23.2
Rest of world	11.3	4.1	24.9	18.6
Total owned hotels	60.1	48.2	112.5	105.0
Owned trains and cruises	3.1	3.7	3.6	4.2

Part-owned/managed hotels	2.4	2.5	4.8	2.6
Part-owned/managed trains	8.5	6.8	17.8	14.1
Total part-owned/managed	10.9	9.3	22.5	16.8

Total segment profit	74.1	61.2	138.7	125.9

Reconciliation to net earnings:
Total segment profit	74.1	61.2	138.7	125.9

Gain on disposal of property, plant and equipment and equity method investments	0.5	0.2	0.8	20.1
Impairment of goodwill	—	(4.1)	—	(9.8)
Impairment of property, plant and equipment	(1.0)	—	(1.0)	—
Central costs	(9.3)	(12.7)	(28.1)	(36.1)
Depreciation and amortization	(13.1)	(12.2)	(39.6)	(37.2)
Gain on extinguishment of debt	—	—	1.2	—
Interest income, interest expense and foreign currency, net	(6.2)	(9.6)	(13.2)	(27.0)
Provision for income taxes	(20.4)	(11.3)	(25.2)	(18.4)
Share of provision for income taxes of unconsolidated companies	(1.7)	(1.6)	(3.9)	(1.5)

Earnings from continuing operations	22.9	9.9	29.7	16.0
(Losses)/earnings from discontinued operations	—	(0.4)	0.1	(0.6)

Net earnings	22.9	9.5	29.8	15.4

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The European owned hotels reported segment earnings of $45.6 million for the three months ended September 30, 2016, an increase of $4.5 million, or 11%, from earnings of $41.1 million for the three months ended September 30, 2015. This was primarily due to solid peak season performances for the Company's Italian hotels complemented by strong year-over-year growth for the remaining hotels in Europe. Earnings for the Italian hotels excluding Belmond Hotel Cipriani was up $2.8 million over the prior-year quarter mainly as a result of leveraging strong demand to drive higher rates. This was offset by a decrease in earnings of $0.5 million in Belmond Hotel Cipriani due to a challenging comparable period, with earnings in 2015 benefiting from the Biennale art festival, which occurs every other year, as did the World Expo 2015 in Milan, both of which generated increased visitation to Venice. Outside of Italy, the Company recorded meaningful year-over-year increases for Belmond Grand Hotel Europe, Belmond La Residencia, and Belmond Reid's Palace, all primarily as a result of driving demand from new markets coupled with enhanced revenue management. Earnings for Belmond Grand Hotel Europe increased $0.7 million or 45% year-over-year largely as a result of RevPAR growth of 28%. The Company continued to drive improved results for Belmond La Residencia, with earnings for the third quarter of 2016 increasing $0.6 million or 17% over the prior year quarter mainly due to 10% RevPAR growth resulting from increased demand for the destination. Earnings for Belmond Reid's Palace increased $0.5 million or 28% over the third quarter of 2015 primarily as a result of an eight percentage point increase in occupancy that largely resulted from continuing to capitalize on increased demand for the destination. As a percentage of European owned hotels revenue, segment profit was 49% for the three months ended September 30, 2016 compared to 46% for the three months ended September 30, 2015 due to an improvement in margins earned.

The North American owned hotels reported segment profit of $3.2 million for the three months ended September 30, 2016, an increase of $0.2 million, or 7%, from $3.0 million for the three months ended September 30, 2015. This was largely due to a $0.3 million earnings increase at Belmond Maroma Resort & Spa. In 2015, Belmond Maroma Resort & Spa was impacted by increased local competition and the re-opening of renovated hotels in the Los Cabos resort area. In addition, there was a $0.2 million increase in earnings at at Belmond Charleston Place. The hotel increased food and beverage revenue by 26% year-over-year largely as a result of a new high-end sports pub that commenced operations in July 2016 and also continued to benefit from improved room product related to the Company's three-year rooms renovation project that was completed in December 2015. As a percentage of North American owned hotels revenue, segment profit was 11% for the three months ended September 30, 2016 compared to 10% for the three months ended September 30, 2015.

The Rest of world owned hotels reported segment profit of $11.3 million for the three months ended September 30, 2016, an increase of $7.2 million, or 176%, from $4.1 million for the three months ended September 30, 2015. This was principally as a result of earnings growth of $6.1 million at Belmond Copacabana Palace and earnings growth of $1.2 million at Belmond Safaris. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving both year-over-year ADR and food and beverage revenue growth of 96% and 96%, respectively, for the third quarter of 2016. Belmond Safaris benefited from being fully operational in the third quarter of 2016, as Belmond Eagle Island Lodge was closed from January to November 2015 for a complete renovation. As a percentage of Rest of world owned hotels revenue, segment profit was 31% for the three months ended September 30, 2016 compared to 17% for the three months ended September 30, 2015 due to the high margins earned at Belmond Copacabana Palace.

The Owned trains and cruises reported segment profit of $3.1 million for the three months ended September 30, 2016, a decrease of $0.6 million, or 16%, from earnings of $3.7 million for the three months ended September 30, 2015. This was largely due to the earnings decline at Venice Simplon-Orient-Express train following the year-over-year depreciation of the Great British pound against the U.S. dollar.

The Part-owned/managed hotels reported segment profit of $2.4 million for the three months ended September 30, 2016, a decrease of $0.1 million from earnings of $2.5 million for the three months ended September 30, 2015.

The Part-owned/managed trains reported segment profit of $8.5 million for the three months ended September 30, 2016, an increase of $1.7 million, or 25%, from $6.8 million for the three months ended September 30, 2015 primarily due to the Company’s PeruRail joint venture commencing transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The European owned hotels reported segment profit of $66.4 million for the nine months ended September 30, 2016, an increase of $3.2 million, or 5%, from earnings of $63.2 million for the nine months ended September 30, 2015. This was primarily due to solid performances for the Company's Italian hotels complemented by strong year-over-year growth for the remaining hotels in Europe. Earnings for the Italian hotels excluding Belmond Hotel Cipriani was up $2.9 million over the prior-year mainly as a result of leveraging strong demand to drive higher rates. This was offset by a decrease in earnings of $2.4 million in Belmond Hotel Cipriani due to a challenging comparable period, with earnings in 2015 benefiting from the Biennale art festival, which occurs every other year, as did the World Expo 2015 in Milan, both of which generated increased visitation to Venice. The Company also benefited from the final receipt of $1.1 million of settlement income related to the 2010 settlement of the Cipriani trademark litigation. Outside of Italy, the Company recorded meaningful year-over-year increases for Belmond Grand Hotel Europe, Belmond La Residencia, and Belmond Reid's Palace, all primarily as a result of driving demand from new markets coupled with enhanced revenue management. Earnings for Belmond Grand Hotel Europe increased $0.6 million or 12% year-over-year largely as a result of RevPAR growth that was primarily the result of continued efforts to stimulate business from new markets. The Company continued to drive improved results for Belmond La Residencia, with earnings for the third quarter of 2016 increasing $1.0 million or 22% over the prior year mainly due to RevPAR growth that largely resulted from increased demand for the destination. Earnings for Belmond Reid's Palace increased $1.5 million or 45% period on period primarily as a result of an increase in occupancy that largely resulted from continuing to capitalize on increased demand for the destination. As a percentage of European owned hotels revenue, segment profit increased to 38% for the nine months ended September 30, 2016, from 36% for the nine months ended September 30, 2015.

The North American owned hotels reported segment profit of $21.2 million for the nine months ended September 30, 2016, a decrease of $2.0 million, or 9%, from $23.2 million for the nine months ended September 30, 2015. This was largely due to a $0.7 million decrease in segment profit at Belmond La Samanna, St. Martin due to a year-over-year decrease in call volume due in part to concern over the Zika virus. In addition, there was a $0.5 million earnings decline at Belmond Maroma Resort & Spa due to increased local competition and the re-opening of renovated hotels in the Los Cabos resort area. Belmond El Encanto recorded a decline in earnings of $0.5 million for the nine months ended September 30, 2016 due to a fall in food and beverage revenue and a reduction in group business, primarily as a result of a large buyout in the prior year which did not recur in the current year. As a percentage of North American owned hotels revenue, segment profit was 20% for the nine months ended September 30, 2016 compared to 21% for the nine months ended September 30, 2015.

The Rest of world owned hotels reported segment profit of $24.9 million for the nine months ended September 30, 2016, an increase of $6.3 million, or 34%, from $18.6 million for the nine months ended September 30, 2015. Unfavorable exchange rate movements of $1.7 million resulting from the year-over-year depreciation largely of the Brazilian real and South African rand against the U.S. dollar, were offset by growth on a constant currency basis of $8.3 million, particularly at Belmond Copacabana Palace, Belmond Mount Nelson Hotel and Belmond Safaris. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving year-over-year ADR and food and beverage revenue growth for the third quarter of 2016. Belmond Mount Nelson Hotel achieved strong constant currency ADR growth due to the investments made to renovate the hotel’s room product over the past several years. Belmond Safaris recorded an earnings increase of $1.8 million on a constant currency basis, primarily due to the reopening of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, which closed for renovations in January 2015. As a percentage of Rest of world owned hotels revenue, segment profit increased to 26% for the nine months ended September 30, 2016, compared to 21% for the nine months ended September 30, 2015 due to the high margins earned at Belmond Copacabana Palace.

The Owned trains and cruises reported segment earnings of $3.6 million for the nine months ended September 30, 2016, a decrease of $0.6 million, or 14%, from earnings of $4.2 million for the nine months ended September 30, 2015. This was largely due to an earnings decrease of $0.6 million at Belmond Road to Mandalay, one of the the Company’s river cruise ships in Myanmar, as a result of increased local competition.

The Part-owned/managed hotels reported segment profit of $4.8 million for the nine months ended September 30, 2016, an improvement of $2.2 million from profit of $2.6 million for the nine months ended September 30, 2015. This is primarily due to the sale of Hotel Ritz by Belmond in May 2015 which produced segment losses of $1.9 million in the second quarter of 2015.

The Part-owned/managed trains reported segment profit of $17.8 million for the nine months ended September 30, 2016, an increase of $3.7 million, or 26%, from $14.1 million for the nine months ended September 30, 2015 primarily due to the Company’s PeruRail joint venture commencing transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

Gain on disposal of property, plant and equipment and equity method investments

Three months ended September 30, 2016 compared to three months ended September 30, 2015

A gain on disposal of $0.5 million was recorded in the three months ended September 30, 2016 compared to a $0.2 million gain in the three months ended September 30, 2015. The gain in the three months ended September 30, 2016 relates to the recognition of the $0.1 million deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The remainder of the 2016 gain of $0.4 million relates to the gain on sale of the spa building at Belmond Casa de Sierra Nevada, Mexico in September 2016.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

A gain on disposal of $0.8 million was recorded in the nine months ended September 30, 2016 compared to a $20.1 million gain in the nine months ended September 30, 2015. The gain in the nine months ended September 30, 2016 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract and the recognition of the gain on sale of a spa building at Belmond Casa de Sierra Nevada. $19.7 million of the gain in the nine months ended September 30, 2015 relates to the gain on sale of Hotel Ritz by Belmond, the Company’s joint venture in Spain, sold in May 2015.

Impairment of goodwill

Three months ended September 30, 2016 compared to three months ended September 30, 2015

There were no impairments of goodwill in the three months ended September 30, 2016. A goodwill impairment charge of $4.1 million was recorded in the three months ended September 30, 2015, which related to Belmond Grand Hotel Europe. See Note 7 for consideration of potential impairment triggers. See Note 7 for consideration of potential impairment triggers.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

There were no impairments of goodwill in the nine months ended September 30, 2016. A goodwill impairment charge of $9.8 million was recorded in the nine months ended September 30, 2015. This consisted of $4.1 million at Belmond Grand Hotel Europe, $3.6 million at Belmond Jimbaran Puri Bali, $1.4 million at Belmond La Residence Pho Vao, Luang Prabang, Laos and $0.7 million at Belmond Northern Belle. See Note 7 for consideration of potential impairment triggers.

Impairment of property, plant and equipment

Three months ended September 30, 2016 compared to three months ended September 30, 2015

A property, plant and equipment impairment charge of $1.0 million was recorded in the three months ended September 30, 2016, which related to Belmond Orcaella. There were no impairments of property, plant and equipment in the three months ended September 30, 2015. See Note 6 for consideration of potential impairment triggers.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

A property, plant and equipment impairment charge of $1.0 million was recorded in the nine months ended September 30, 2016 which related to Belmond Orcaella. There were no impairments of property, plant and equipment in the nine months ended September 30, 2015. See Note 6 for consideration of potential impairment triggers.

Depreciation and amortization

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Depreciation and amortization was $13.1 million for the three months ended September 30, 2016, an increase of $0.9 million, or 7%, from $12.2 million for the three months ended September 30, 2015. Depreciation and amortization as a percentage of revenue remained consistent at 7% for the three months ended September 30, 2016 and 2015.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Depreciation and amortization was $39.6 million for the nine months ended September 30, 2016, an increase of $2.4 million, or 6%, from $37.2 million for the nine months ended September 30, 2015. Depreciation and amortization as a percentage of revenue remained consistent at 9% for the nine months ended September 30, 2016 and 2015.

Gain on extinguishment of debt

Three months ended September 30, 2016 compared to three months ended September 30, 2015

In the three months ended September 30, 2016 and 2015, there was no gain on extinguishment of debt.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

In the nine months ended September 30, 2016, there was a gain on extinguishment of debt of $1.2 million. Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a public agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this borrowing. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations was $1.2 million after accounting for a tax indemnity of $2.8 million to our partners in respect of their income from the discount arising on the cancellation of indebtedness. In the nine months ended September 30, 2015, there was no gain on extinguishment of debt.

Interest income, interest expense and foreign currency, net

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Interest income, interest expense and foreign currency, net was an expense of $6.2 million for the three months ended September 30, 2016, a decrease of $3.4 million, or 35%, from an expense of $9.6 million for the three months ended September 30, 2015. The decrease in net expense was partially due to a foreign exchange gain of $1.4 million that was recognized in the three months ended September 30, 2016 due to recent volatility in the Great British pound and euro foreign exchange rates, compared to a foreign exchange gain of $0.3 million in the three months ended September 30, 2015. The interest expense decreased by $2.3 million, from $10.1 million in the three months ended September 30, 2015 to $7.8 million in the three months ended September 30, 2015 due to lower interest accrued on legal settlements.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Interest income, interest expense and foreign currency, net was an expense of $13.2 million for the nine months ended September 30, 2016, a decrease of $13.8 million, or 51%, from an expense of $27.0 million for the nine months ended September 30, 2015. The decrease in net expense was due to a foreign exchange gain of $9.2 million that was recognized in the nine months ended September 30, 2016 due to recent volatility in the Great British pound and euro foreign exchange rates, compared to a foreign exchange loss of $3.5 million in the nine months ended September 30, 2015.

Provision for income taxes

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The provision for income taxes was $20.4 million for the three months ended September 30, 2016, an increase of $9.1 million, or 81%, from $11.3 million for the three months ended September 30, 2015. The increase in tax charge in the three months ended September 30, 2016 was mainly as a result of an increase in earnings from operations.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The provision for income taxes was $25.2 million for the nine months ended September 30, 2016, an increase of $6.8 million, or 37%, from $18.4 million for the nine months ended September 30, 2015. The increase in tax charge in the nine months ended September 30, 2016 was mainly as a result of an increase in earnings from operations.

Earnings from unconsolidated companies

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Earnings from unconsolidated companies net of tax were $4.6 million for the three months ended September 30, 2016, an increase of $0.9 million, or 24%, from $3.7 million for the three months ended September 30, 2015. This was largely due to increased net profits achieved at the Company’s PeruRail joint venture.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Earnings from unconsolidated companies net of tax were $7.7 million for the nine months ended September 30, 2016, an increase of $2.3 million, or 43%, from $5.4 million for the nine months ended September 30, 2015. This was largely due to increased net profits achieved at the Company’s PeruRail joint venture.

Net (losses)/earnings from discontinued operations

Three months ended September 30, 2016 compared to three months ended September 30, 2015

The earnings from discontinued operations for the three months ended September 30, 2016 were $Nil, compared with losses of $0.4 million for the three months ended September 30, 2015. Losses from discontinued operations for the three months ended September 30, 2015 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

The earnings from discontinued operations for the nine months ended September 30, 2016 were $0.1 million, compared with losses of $0.6 million for the nine months ended September 30, 2015. Earnings from discontinued operations for the nine months ended September 30, 2016 comprised the reimbursement of overpaid legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013. Earnings from discontinued operations for the nine months ended September 30, 2015 comprised legal fees and residual operating losses from Porto Cupecoy.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the nine months ended September 30, 2016 were a gain of $7.5 million, compared to a loss of $71.9 million for the nine months ended September 30, 2015, arising from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The gain in the nine months ended September 30, 2016 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2015. In particular, the 20%, 15% and 3% appreciation of the Brazilian real, Russian ruble and euro against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The loss in the nine months ended September 30, 2015 was due to the majority of Belmond's operating currencies depreciating against the U.S. dollar from the rate at December 31, 2014. In particular, the 28% and 18% depreciation of the Brazilian real and euro against the U.S. dollar, respectively, had negatively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At September 30, 2016, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $613.5 million (December 31, 2015 - $596.5 million), including a current portion of $5.4 million (December 31, 2015 - $5.3 million). See Note 9 to the Financial Statements. Additionally, Belmond had capital commitments at September 30, 2016 amounting to $9.9 million (December 31, 2015 - $8.7 million).

Belmond had cash and cash equivalents of $177.9 million at September 30, 2016, compared to $135.6 million at December 31, 2015. In addition, Belmond had restricted cash balances of $6.1 million, of which $5.4 million is classified as current restricted cash on the consolidated balance sheets and $0.7 million is classified in other assets (December 31, 2015 - $3.3 million, of which $2.6 million was classified in restricted cash and $0.7 million was classified in other assets). At September 30, 2016, there were undrawn amounts available to Belmond under committed lines of credit of $105.9 million (December 31, 2015 - $106.1 million), bringing total cash availability at September 30, 2016 to $283.8 million (December 31, 2015 - $241.7 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At September 30, 2016, Belmond had $5.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On March 23, 2015, Belmond’s board of directors announced a program enabling the Company to repurchase its shares of class A common stock up to the value of $75.0 million. During the nine months ended September 30, 2016, Belmond repurchased and retired 233,393 shares of class A common stock at a weighted average price of $8.54 per share, for an aggregate purchase price of approximately $2.0 million. The shares repurchased represented approximately 0.2% of the Company’s total shares of class A common stock outstanding prior to the repurchase. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $123.5 million at September 30, 2016 (December 31, 2015 - $91.2 million).

Cash Flow - Sources and Uses of Cash

At September 30, 2016 and December 31, 2015, Belmond had cash and cash equivalents of $177.9 million and $135.6 million, respectively. In addition, Belmond had restricted cash of $6.1 million (of which $5.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) and $3.3 million (of which $2.6 million was classified in restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) as of September 30, 2016 and December 31, 2015, respectively.

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2016 was $67.9 million, compared to $81.3 million for the nine months ended September 30, 2015.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $29.7 million for the nine months ended September 30, 2016, an increase of $13.7 million from net earnings of $16.0 million for the nine months ended September 30, 2015. This was offset by $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a public agency. See Financing Activities below and Note 9 to the Financial Statements for further information. During the nine months ended September 30, 2015, the Company recorded a gain on disposal of $19.7 million in relation to the sale of Belmond’s equity method investment in Hotel Ritz by Belmond, and a goodwill impairment of $9.8 million relating to Belmond Grand Hotel Europe, Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle, non-cash items affecting net cash used in operating activities which did not recur in the nine months ended September 30, 2016. Lastly, operating cash flows were affected by the fact that net earnings from continuing operations for the nine months ended September 30, 2016 included a non-cash gain from foreign currency translation of $9.2 million, compared to a non-cash loss from foreign currency translation of $3.5 million for the nine months ended September 30, 2015.

Investing Activities. Net cash used in investing activities was $37.8 million for the nine months ended September 30, 2016, compared to net cash used in investing activities of $3.5 million for the nine months ended September 30, 2015.

Capital expenditure to acquire property, plant and equipment of $40.6 million during the nine months ended September 30, 2016 included $5.2 million at Belmond Charleston Place related to the cost of adding a new high-end sports pub which opened in July 2016 as well as for roof replacement works, $4.2 million on the Venice Simplon-Orient-Express related to statutory maintenance works and the phased installation of air-conditioning, $3.8 million at Belmond Mount Nelson Hotel for the renovation of rooms in the hotel's main building, $3.7 million on the Belmond Grand Hibernian luxury sleeper train which commenced operations in August 2016, $3.6 million at Belmond La Residence d’Angkor primarily for a rooms renovation project, with the balance being for routine capital expenditures.

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

In addition, during the nine months ended September 30, 2015, disposal of Belmond’s equity method investment in Hotel Ritz by Belmond resulted in net cash proceeds of $43.7 million. The disposal resulted in a gain of $19.7 million which was recognized on completion and reported within gain on sale from property, plant and equipment and equity method investments.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 was $11.1 million, compared to net cash used in financing activities of $32.5 million for the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a public agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this liability. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations was $1.2 million after accounting for a tax indemnity of $2.8 million to our partners. Including this refinancing, principal repayments under long-term debt were therefore $12.6 million for the nine months ended September 30, 2016 compared to $4.1 million for the nine months ended September 30, 2015.

In addition, the nine months ended September 30, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond’s shares of class A common stock, compared to $27.4 million in the nine months ended September 30, 2015.

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

There were $9.9 million of capital commitments outstanding at September 30, 2016 (December 31, 2015 - $8.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At September 30, 2016, Belmond had $613.5 million (December 31, 2015 - $596.5 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at September 30, 2016 is net of the unamortized original issue discount of $1.6 million (December 31, 2015 - $1.9 million) and unamortized debt issuance costs of $10.2 million (December 31, 2015 - $11.7 million), both of which will be amortized through interest expense over the term of the loans.

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
The revolving credit facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At September 30, 2016 the facility was undrawn and including other working capital facilities, the Company has $105.9 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 4.1 years, and the weighted average interest rate is 4.26% which incorporates the effect of derivatives which are used to mitigate interest rate risk. See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at September 30, 2016 included above comprised $113.2 million (December 31, 2015 - $97.3 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million but keeping the orginal 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum and has no amortization and is non-recourse to Belmond. The additional funds were used to repay a development loan and associated accrued interest.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At September 30, 2016, 52% of borrowings of Belmond were at floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at September 30, 2016:

	Contingent guarantee	Duration
September 30, 2016	$ millions

PeruRail joint venture:
Concession performance	7.3	through May 2017
Peru hotel joint venture:
Debt obligations	18.2	through 2020

Total	25.5

Belmond has guaranteed the Peru rail joint venture’s contingent obligations relating to the performance of its governmental rail concessions through May 2017. In addition, Belmond has contingently guaranteed $18.2 million of the debt obligations maturing in 2020 of the Peru hotels joint venture that operates four hotels. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of September 30, 2016, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company’s 2015 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate (including margin) paid by Belmond increased by 10% with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $0.6 million based on borrowings outstanding at September 30, 2016.

The market risk relating to foreign currencies arises from holding assets, buying, selling and financing in currencies other than the U.S. dollar, principally the euro, Great British pound, South African rand, Russian ruble and Brazilian real. Some non-U.S. subsidiaries of the Company borrow in local currencies, and Belmond may in the future enter into forward exchange contracts relating to purchases denominated in foreign currencies.

Ten of Belmond’s owned hotels in 2016 operated in European euro territories, two in Brazilian real, one in South African rand, one in Great British pounds, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in Great British pounds, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at September 30, 2016 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at September 30, 2016 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    Risk Factors

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item IA. and in Part II, Item IA. Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the period ended June 30, 2016, respectively.

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 3, 2016

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