Form 10-K
period 2016-12-31
Belmond Ltd.
filed 2017-02-28
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2016 (the last business day of the registrant’s second fiscal quarter in 2016) was approximately $992,000,000.
 As of February 20, 2017, 101,804,959 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 17(c) to the Financial Statements (Item 8)).

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
40. Belmond Grand Hibernian, Ireland
41. Belmond Afloat in France, Burgundy
42. Peru Rail, Peru
43. Eastern & Oriental Express, Southeast Asia
44. Belmond Road to Mandalay, Ayeyarwady River
45. Belmond Orcaella, Chindwin River

Future Hotel Opening

46. Belmond Cadogan Hotel, London

Future Train Opening

47. Belmond Andean Explorer, Peru

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

These reports and amendments to them are available free of charge on the Internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC. The Company's principal Internet website address is belmond.com. Unless specifically noted, information on the Belmond website is not incorporated by reference into this Form 10-K annual report.

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

Introduction

Belmond is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies. The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1994. Belmond currently owns, partially-owns and/or operates 45 properties (with two additional businesses scheduled for future openings, the Belmond Cadogan Hotel in London, England and the Belmond Andean Explorer train in Peru), consisting of 34 highly individual deluxe hotels, one stand-alone restaurant, seven tourist trains and three river/canal cruise businesses. This portfolio includes one long-term leased hotel in Bali, Indonesia where the owner dispossessed Belmond from operation of the hotel in November 2013 (see Item 3—Legal Proceedings). The locations of Belmond's 45 properties operating in 23 countries are shown in the map on the preceding page. Belmond acquires, leases or manages only distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

Revenue, earnings and identifiable assets of Belmond in 2016, 2015 and 2014 for Belmond's business segments and geographic areas are presented in Note 23 to the Financial Statements (Item 8). Belmond's operating segments are aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, owned trains and cruises, part-owned/managed hotels and part-owned/managed trains.

Belmond revised the order of the presentation of these segments in the year ended December 31, 2016 and included a new sub-total to show management fees earned by the Company. In addition, Belmond reclassified certain expenses associated with the Company’s development team from the Part-owned/managed hotels segment to central costs. Prior periods have been re-presented to reflect the current period presentation. There has not been a material impact on the consolidated financial statements.

Hotels represent the largest part of Belmond’s business, contributing 87% of revenue in 2016, 87% of revenue in 2015 and 86% in 2014. Trains and cruises accounted for 13% of revenue in 2016, 13% of revenue in 2015 and 14% in 2014. Approximately 89% of Belmond’s customer revenue in 2016 was from leisure travelers, with approximately 47% originating from North America, 37% from Europe and the remaining 14% from elsewhere in the world.

Belmond’s worldwide portfolio of hotels currently in operation consists of 3,272 individual guest rooms and multiple-room suites, each known as a “key”. Hotels owned by Belmond in 2016 achieved an average daily room rate (“ADR”) of $490 (2015 - $481; 2014 - $523) and a revenue per available room (“RevPAR”) of $298 (2015 - $295; 2014 - $306).

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties. In March 2014, Belmond sold Inn at Perry Cabin by Belmond on the eastern shore of Maryland, with Belmond continuing to manage the hotel under a ten-year management agreement (that permits termination on the fifth anniversary of the agreement) with the new owner. See Note 4 to the Financial Statements. In May 2015, Belmond, together with its joint venture partner, each sold their 50% ownership in the entity which owned the Hotel Ritz by Belmond in Madrid, Spain and Belmond ended its agreement to manage the hotel. See Note 6 to the Financial Statements.

On February 23, 2014, the Company (formerly known as Orient-Express Hotels Ltd.) announced that its board of directors had approved a proposal to operate the Company's portfolio of luxury hotels and travel experiences under a new brand name—"Belmond"—from March 10, 2014, and to change its principal Internet website address to belmond.com. Belmond has retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark, for the Venice Simplon-Orient-Express train. With the decision to introduce the "Belmond" brand, Belmond also entered into an agreement with SNCF to terminate (with effect from December 31, 2014) the "Orient-Express" license for hotel use, without any cost or penalty. At the 2014 Annual General Meeting of Shareholders, shareholders approved a change in Belmond's corporate name from Orient-Express Hotels Ltd. to Belmond Ltd. in order to align Belmond's corporate identity with that of its primary luxury brand. On July 28, 2014, Belmond changed the ticker symbol of its class A common shares listed on the New York Stock Exchange from OEH to BEL.

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

In August 2014, Charleston Center LLC entered into an $86,000,000 loan secured on its real and personal property. This loan had no amortization and is non-recourse to Belmond. This loan had an August 2019 maturity and an interest rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112,000,000 new loan with the same August 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain reported in the statements of consolidated operations of $1,200,000 upon the extinguishment of the debt, including the payment of a tax indemnity to our partners of $2,800,000 in respect of their allocation of income from the discount arising on the cancellation of indebtedness. See Note 10 to the Financial Statements.

On July 8, 2014, Belmond announced the execution of a management agreement with Cadogan Hotel Partners Limited to operate Belmond Cadogan Hotel, a 64-key hotel in the Knightsbridge area of London, England. The 127-year old hotel closed at the end of July 2014 to undergo a $48,000,000 investment project. The fully renovated and re-conceptualized Belmond Cadogan Hotel is expected to open in 2018 with refurbished public areas and the reconfiguration reduced to 54 keys in order to accommodate demand from luxury travelers for larger junior suites and suites.

On August 30, 2016, the Company commenced operations of Belmond Grand Hibernian, the first overnight luxury rail experience of its kind in Ireland. The luxury sleeper train accommodates up to 40 guests in 20 en-suite cabins. Belmond Grand Hibernian builds on the Company's expertise in operating a stable of the world's most famous trains, including Belmond Royal Scotsman, currently the U.K.'s only luxury touring sleeper train, and the legendary Venice Simplon-Orient-Express.

Owned Hotels—Europe

Italy

Belmond Hotel Cipriani—95 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service. Most of the rooms have views overlooking the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants -- one of which gained a Michelin star, the Oro Restaurant -- gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and fitness center, and a large banquet and meeting facility situated in an historic refurbished warehouse. In 2016, 15 rooms in the Palazzo Vendramin and Palazzetto were refurbished.

Belmond Hotel Splendido and Belmond Splendido Mare—83 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool, spa and tennis court. There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Belmond Splendido Mare on the harbor below. In 2016, ten suites and guest rooms were refurbished at Belmond Hotel Splendido.

Belmond Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  Belmond has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool. A shuttle service is provided into the UNESCO World Heritage listed center of Florence. The property occupies ten acres. In 2016, the property created a new function facility to cater to the popular wedding and celebrations market.

Belmond Hotel Caruso—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archeological sites such as Pompeii and Paestum. The Amalfi coast, the city of Naples and the archeological sites have been designated UNESCO World Heritage sites. Once a nobleman’s palace, parts of the building date to the 11th century. Operated as a hotel for many years, Belmond rebuilt the property after acquiring it and reopened it in 2005. Amenities include two restaurants, a swimming pool, spa and extensive gardens.

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

Belmond Villa Sant’Andrea—69 keys—was purchased and renovated at the same time as Belmond Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with its own beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant and swimming pool looking onto the Calabrian coast. Belmond completed construction in May 2014 of six poolside suites. During the 2015/16 winter closure, four new units were built (three junior suites and one double room) in a prime location on the pool side of the property with stunning views of the Bay. Belmond Grand Hotel Timeo and Belmond Villa Sant’Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

Belmond La Residencia—68 keys including a separate villa—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca with panoramic views of the Tramuntana Mountains, a UNESCO World Heritage site. The core of Belmond La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features two restaurants, including the gastronomic El Olivo, meeting rooms for up to 100 guests, two large swimming pools, tennis courts and a spa and fitness center with an indoor pool. In 2015, the property refurbished 12 junior suites and created a new bar. During the 2015/16 winter closure, the property commenced the first phase of the construction of six new suites with the opening of the new units scheduled for spring 2017.

Portugal

Belmond Reid’s Palace—158 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has five seasonal restaurants and banquet/meeting facilities. Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and fitness center and access to two championship golf courses. It has year-round appeal, serving both winter escapes to the sun and regular summer holidays.

United Kingdom

Belmond Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London. The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design. The property was developed by Raymond Blanc, one of Britain’s most famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide. Mr. Blanc has given a four-year commitment commencing January 2015 to remain the chef patron at the hotel and advises the restaurants at other Belmond hotels. The hotel recently expanded its event and meeting space to increase its appeal to social and corporate groups.

Russia

Belmond Grand Hotel Europe—266 keys—in St. Petersburg was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the UNESCO World heritage listed heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the commercial center.  There are three restaurants on the premises, as well as a grand ballroom, meeting facilities, a spa and fitness center, and several retail shops. Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.5% minority interest in the hotel building. Recent improvements include six ultra-luxury suites that opened in July 2014, a new concept restaurant by a top designer, and improved meeting and banqueting rooms. In 2016, the property commenced renovations to its famous Krysha ballroom which is expected to be completed in 2017.

Owned Hotels—North America

United States

Belmond Charleston Place—434 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a spa, fitness center and rooftop swimming pool, and a shopping arcade of 24 retail outlets leased by third parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. In December 2015, the property completed a three-year phased refurbishment of all of its guest rooms. In 2016, the property refurbished a retail outlet space, converting it into an upscale sports bar with direct access to Market Street, a busy main street in Charleston, and expects to complete the renovation of its ballroom and conference facilities in early 2017.

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

Caribbean

Belmond La Samanna—91 keys including eight villas—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of owned land along a 4,000-foot beach. Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens. The hotel is open most of the year, seasonally closing during the autumn months. In recent years, Belmond has renovated many of the guest rooms and the main restaurant, bar and lobby area. The eight luxury villas located on part of the 35 acres of owned vacant land adjoining Belmond La Samanna provide additional villa-suite room stock for the hotel. The remaining land is available for future expansion.

Mexico

Belmond Maroma Resort and Spa—63 keys—is on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun. The resort opened in 1995 and is set in 25 owned acres of verdant jungle along a 1,000-foot beach. The Cozumel barrier reef is offshore where guests may fish, snorkel and scuba-dive. Important Mayan archeological sites are nearby. Rooms are arranged in low-rise villas and there are three restaurants, three swimming pools, tennis courts and spacious spa facilities. The hotel purchased a beach concession on an adjacent piece of land in 2016. Belmond also owns a 28-acre tract adjacent to Belmond Maroma Resort and Spa for hotel expansion or construction of other improvements.

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

Belmond Hotel das Cataratas—193 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, a UNESCO World Heritage site. Belmond was awarded in 2007 a 20-year lease of the hotel from the government. It is the only hotel in the national park on the Brazilian side of the falls. First opened in 1958 on about four acres, the hotel has two restaurants, two bars, conference facilities, a swimming pool, spa, fitness center and tennis court, and tropical gardens looking onto the falls. Belmond had applied in 2009 to the Brazilian Ministry of Planning, Budget and Management for an amendment of the lease, but the Secretary of the Ministry denied the application in September 2014. Belmond has since claimed against the Federal Government for breach of the lease and has received temporary relief at the trial court, which was affirmed twice on appeal in the form of, among other things, a 25% lease reduction. See "Item 3—Legal Proceedings."

Belmond Miraflores Park—89 keys—is located in the fashionable Miraflores residential district of Lima, Peru. This all-suite owned hotel, occupying about an acre of land, faces the Pacific Ocean and is conveniently located to the city's commercial and cultural centers. Following a five-month closure for a $7,500,000 renovation project, Belmond reopened the hotel in April 2014 with refreshed guest accommodations, conference facilities and public areas. The hotel features two restaurants, large banqueting and meeting rooms and an exclusive lounge for guests staying on the upper floors. Leisure facilities include a spa, gym and rooftop swimming pool with ocean views. During 2016, the property converted former office space on its third floor into eight executive guest rooms. See also "Item 3—Legal Proceedings."

Africa

Belmond Mount Nelson Hotel—198 keys—in Cape Town, South Africa is a famous historic property opened in 1899. With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has two restaurants, a ballroom, two swimming pools, tennis courts, a spa and fitness center, and a business center with meeting rooms, all situated on ten acres of owned grounds. In 2012, Belmond renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens and, in 2013, refurbished an additional 36 guest rooms. In 2014, Belmond refurbished eight junior suites and 18 suites, including its eight garden cottages. In 2015, the hotel's original ballroom and three conference rooms were renovated and in 2016, 48 keys in the main building were upgraded and refurbished. The hotel has expansion potential through conversion of adjacent owned residential properties.

Belmond Khwai River Lodge, Belmond Eagle Island Lodge and Belmond Savute Elephant Lodge—39 keys in total—comprise Belmond’s African safari experience in Botswana consisting of three separate game-viewing lodges. Established in 1971, Belmond holds leases to the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats. The leases expire between 2021 and 2041. Botswana's Okavango Delta was added to the UNESCO World Heritage list in June 2014. Each camp has 12 or 15 luxury one bedroom tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites. In 2015, Belmond closed Belmond Eagle Island Lodge to undertake a full refurbishment of the property and re-opened it in November 2015. Conde Nast Traveller included Belmond Eagle Island Lodge on its 2016 Hotlist and the property received an award from International Property & Travel in 2016.

Asia

Belmond Napasai—68 keys including 11 private villas—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam. It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as sailing, diving and snorkeling in the nearby coral reef. The guest rooms are arranged in seaview and garden cottages on a total site of about 40 owned acres, which includes vacant land for future expansion. The villas, most of which are owned by third parties, are available for rent by hotel guests.

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

As previously reported, following an unannounced dispossession of Belmond from Ubud Hanging Gardens by the third-party owner in November 2013, Belmond was unable to continue operating the hotel. Belmond believed this action by the owner was unlawful and in breach of its long-term lease arrangement and constituted a wrongful dispossession. Accordingly, Belmond has taken appropriate legal steps to protect its interests and is currently seeking to enforce its Singapore arbitral award for $8.5 million against the owner in Indonesia. See Item 3—Legal Proceedings.

Belmond La Résidence d’Angkor—59 keys—opened in 2002 and is situated in walled gardens in Siem Reap, Cambodia. The hotel occupies a site of about two acres under long-term lease until 2066. The ancient Temples of Angkor Wat, a UNESCO World Heritage site and the principal tourist attraction in the area, are nearby. The hotel has two indoor/outdoor restaurants, swimming pool, and a spa and fitness center. The property completed a full renovation of its guest rooms and added a pool suite by combining two keys overlooking the pool in 2016.

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

Part-Owned/Managed Hotels

Hotel Ritz by Belmond—As noted in the "Introduction" above and in Note 6 to the Financial Statements, in May 2015, Belmond, together with its joint venture partner, each sold their 50% ownership in the entity which owned the Hotel Ritz by Belmond, Madrid, Spain. Belmond and its joint venture partner sold the shares in the entity that owns the hotel for gross proceeds of €130,000,000 ($144,529,000 at date of sale). As a condition of the sale, Belmond’s management contract with Hotel Ritz by Belmond was terminated, resulting in the receipt of a termination fee of $2,292,000 in the year ended December 31, 2015.

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

Belmond Hotel Monasterio—122 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru and a UNESCO World Heritage site. The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1965, and has been upgraded since then. The guest rooms and two restaurants are arranged around open-air cloisters. Many of the guest rooms are specially oxygenated due to Cusco's high altitude. In 2015, Belmond completed a three-year phased renovation of guest rooms and bathrooms. The site measures approximately three acres under long-term lease until 2037, with options to renew until 2067.

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

Belmond Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site. All of the rooms have been refurbished to a high standard. In 2016, Belmond completed a three-year phased renovation of all guest rooms and suites, as well as the hotel's reception and public areas. The joint venture long-term leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train. The lease has been extended to 2025. See also Item 3—Legal Proceedings.

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

Owned Trains and Cruises

Venice Simplon-Orient-Express comprises 18 historic railway cars, all of which have been refurbished in original 1920s/1930s décor and meet modern safety standards. It operates once or twice weekly principally between multiple cities and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. The journey from London to Venice departs from London Victoria station on the Belmond British Pullman train; passengers then cross the English Channel by coach on the Eurotunnel shuttle train. Occasional trips are also made to Vienna, Prague, Berlin, Copenhagen, Stockholm, Budapest and Istanbul. During 2015, the bar was completely refurbished and as of early 2016, the train added air conditioning to its four public carriages and commenced a two-year project to add air-conditioning to all of its guest rooms. Venice-Simplon-Orient-Express is made up of three dining cars, one bar car and sleeper cars carrying up to 182 passengers in 85 double and 12 single cabins. Venice Simplon-Orient-Express is also available for charter by private groups.

Belmond British Pullman consists of 11 Pullman dining cars in Britain which operate all year originating out of London on short excursions to places of historic, scenic or sporting interest in southern England, including some weekend trips when passengers stay at local hotels. Full fine dining is offered on every departure.

Belmond Northern Belle is a tourist train offering day trips and charter service principally in the north of England.  It builds on the success of Belmond’s British Pullman business, which focuses on the south of England around London. This train consists of seven owned dining cars elegantly decorated to be reminiscent of old British “Belle” trains of the 1930s, plus three kitchen and service cars, and can carry up to 276 passengers. Fine dining is served on board and passengers stay in local hotels on some weekend itineraries.

Belmond Royal Scotsman is a luxury sleeper train owned by Belmond and comprises nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a bar/observation car, and accommodates up to 36 passengers. Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest. During 2016, an additional car was added to the train, which includes two spa treatment cabins and four additional berths which connect to accommodate families.

Belmond Grand Hibernian is a luxury sleeper train owned by Belmond and comprises ten Georgain-styled railway cars, including five sleeping cars (each compartment with a private bathroom), two dining cars, a bar/observation car and accommodates up to 40 passengers. It operates from April to October and travels on three itineraries through the Irish countryside affording passengers the opportunity to visit castles, lakes, towns, whiskey distilleries and other places of interest. This train commenced service in August 2016 through mid-October 2016 and will begin its 2017 season in April.

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

Belmond Afloat in France is composed of five luxury river and canal boats (called péniche-hôtels) owned by Belmond and operating in Burgundy, Provence and other rural regions of France. They accommodate between four and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck. They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants. Shore excursions are organized each day. It is anticipated that during 2017, two additional canal boats accommodating eight passengers each will be added to the fleet and will operate in the Champagne and Alsace regions of France.

All Belmond trains and cruises are available for private charter.

Part-Owned/Managed Trains

PeruRail: Belmond and local Peruvian investors formed two 50%/50% owned companies (PeruRail S.A. and Ferrocarril Transandino S.A., together "PeruRail"), as a joint venture that was awarded in 1999 a 30-year franchise to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru and a license to operate passenger and freight services in those areas. The franchise may be extended every five years upon PeruRail's application and government approval, and currently expires in 2034 with four additional five-year extensions remaining. PeruRail pays the Peruvian government fees related to traffic levels and the use of rail infrastructure, locomotives and rolling stock. The 70-mile Cusco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins at Machu Picchu because there is no convenient road. Another carrier operates on this line in competition with PeruRail. A second rail line runs from Cusco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity PeruRail is expanding by hauling the output of local copper mines in southern Peru to the Pacific port for export. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Year on Year Comparisons—Year ended December 31, 2016 compared to year ended December 31, 2015 and year ended December 31, 2015 compared to year ended December 31, 2014—Part-Owned/Managed trains, 2015 compared to 2014". The Cusco-Machu Picchu line connects four of Belmond’s Peruvian hotels, allowing inclusive tours served by Belmond’s Hiram Bingham luxury daytime tourist train comprising two dining cars and a bar/observation car with capacity up to 84 passengers.  PeruRail also operates a daytime tourist train currently called the Andean Explorer on the Cusco-Puno route through the High Andes mountains and which is expected to move to the Cusco-Machu Picchu line under a new name. In 2017, a new sleeper train is expected to be launched under the name Andean Explorer and is expected to run through the Peruvian Highlands from Cusco to Lake Titicaca and Arequipa. This train consists of 21 carriages, which Belmond owned and operated in Australia until 2003 and sold to PeruRail in 2016. The train was shipped from Australia to Peru where it is undergoing a renovation of its interiors to a luxury standard offering modern comfort, as well as updates to the mechanical systems. This will be South America's first luxury sleeper train and will accommodate up to 48 passengers.

Eastern & Oriental Express: During its operating season from September to April, the Eastern & Oriental Express offers a round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey includes two or three nights on board and side trips to Kuala Kangsar in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are offered to places of historic, scenic and cultural interest in the region. Originally built in 1970, the 24 cars were substantially refurbished in an elegant Asian décor and fitted with modern facilities such as air conditioning and private bathrooms. The train is made up of sleeping cars, three restaurant cars, a bar car and an open air observation car and carries up to 82 passengers. The Eastern & Oriental Express is available for charter by private groups. Belmond manages the train and has a 25% shareholding in the owning company.

Management Strategies

As the foregoing indicates, Belmond has a global mix of luxury hotel and travel products that are geographically diverse and appeal to both high-end individual travelers as well as prominent meeting, incentive, and social groups. Individual travelers in 2016 made up approximately 72% of total hotel room nights, with meeting, social, and incentive groups accounting for the remaining 28%. Belmond’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences and high-quality service Belmond offers compared to its competitors.

Belmond benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.

Belmond’s vision is to continue to be the consummate luxury experiential travel company, providing guests with a window into authentic, 'one-of-a-kind' experiences in some of the most unique destinations in the world. Belmond announced a strategic growth plan intended to grow its business by focusing on three key areas:

•
Driving top-line growth and bottom-line results at the Company's existing businesses -- Belmond plans to continue owning or part-owning and operating most of its existing properties, which allows Belmond to develop each product's distinctive local character and to benefit from current cash flow and potential future gains on sale. Belmond considers its combined owner/operator role as efficient and consistent with the long-term nature of its assets. Self-management or management with equity interest has enabled Belmond to capture the economic benefits otherwise shared with a third-party manager, to control the operations, quality and expansion of the hotels, and to use its experience with market adjustments, price changes, expansions and renovations to improve cash flow and enhance asset values. The Company continues to emphasize increasing revenue and earnings at its established and recently opened properties, with a particular focus on:

◦	maximizing RevPAR while controlling costs associated with incremental revenue;

◦	upgrading core systems to drive greater demand, improve customer relationships and increase website conversion ratios;

◦	investing in capital improvements at existing hotels and expanding where land or space is available, in both cases when potential investment returns are relatively high and operating costs are low;

◦	putting a greater emphasis on margin improvements; and

◦	increasing the utilization of its trains and cruises by adding departures and, for PeruRail, expanding its contracted freight business.

•
Continuing the Company's efforts to build brand awareness -- Many of Belmond’s individual properties, such as Belmond Hotel Cipriani, Belmond Grand Hotel Europe, Belmond Copacabana Palace, Belmond Mount Nelson Hotel and ‘21’ Club, have distinctive local character and strong brand identities. Prior to introducing the Belmond brand in 2014, the Company promoted its individual hotel properties and the Venice Simplon-Orient-Express train through the “Orient-Express" sub-brand. In 2014, the Company elected to migrate to more of a "hard-brand" strategy and now markets its collection under the Belmond brand. At the same time, the Company retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark for the Venice Simplon-Orient-Express train. With the decision to introduce the Belmond brand, the Company also entered into an agreement with SNCF to terminate (with effect from December 14, 2014) the "Orient-Express" license for hotel use, without any cost or penalty.

The revised brand and marketing strategy is intended to increase consumer recognition of the broad scope of the Company's unique collection of luxury hotels and travel experiences, thereby increasing repeat and multi-property visits and enhancing revenue growth, and to heighten awareness of the entire portfolio of individual properties among existing and potential new guests. Management also expects this approach will make Belmond more attractive to third-party owners thereby facilitating the strategy of expanding into third-party management of properties that complement Belmond's existing portfolio.

The Company has made important progress on increasing consumer and industry awareness of the Belmond brand in the approximately three years since its launch. Management believes that there is additional scope for expanding awareness and is focused on building the brand and gaining more market share within the luxury leisure brand landscape. In particular, the Company is focused on making Belmond "the brand of choice" for its specific niche by expanding brand training for employees in order to bring the brand to life for guests while on property, identifying and introducing signature programming that differentiates the Company from its competitors, and utilizing public relations and media opportunities to introduce new experiences while at the same time reinforcing the Belmond brand.

•
Expanding the Company's global footprint -- As part of the strategic plan that the Company unveiled in 2016, Belmond identified global footprint expansion as a meaningful driver of the Company's long-term growth and value. Footprint expansion includes growing the Company's international portfolio through any or all of the following: acquisitions, long-term leases, management agreements -- with or without a related investment, franchise agreements, and construction or acquisition of new train or cruise businesses. Factors in Belmond's evaluation of a potential acquisition, lease, management or franchise opportunity include the property's fit within the Belmond brand and the Company's target geographic markets, as well as an assessment against certain Company's defined financial criteria, with a focus on maintaining conservative debt and leverage levels. In keeping with this conservative approach, the Company expects to partially finance larger acquisitions through the sale of select existing assets while at the same time seeking to retain long-term management of any disposed asset.

As a sizeable part of its footprint expansion strategy, the Company plans to pursue long-term contracts to manage distinctive luxury hotels owned by others principally on a fee basis. These contractual arrangements may include cash, loan or other investment, including key money, by Belmond in connection with renovating or converting a property to meet Belmond's standards and to align Belmond's interest as an operator with the owner. Management agreements are desirable to the Company in that they would typically be a less-capital-intensive manner of facilitating entry into new markets for Belmond. As owner of many unique and luxury properties that Belmond operates itself, Belmond believes it is well positioned to manage comparable hotels for others.

•
Other strategic considerations -- In recent years, management executed on a strategy to reduce Belmond’s long-term debt position. A number of assets not considered key to Belmond’s portfolio of unique, high-valued properties were identified and sold with proceeds being used to reduce debt, re-invest in other properties, and more recently to repurchase the Company's class A common shares. In the last three years, Belmond sold its 50% ownership in the entity which owned

Hotel Ritz by Belmond, Madrid, Spain, and the Inn at Perry Cabin by Belmond in Maryland for combined total proceeds of $84,189,000, and removed any debt or guarantees related to these properties from its consolidated balance sheets. See Note 4 to the Financial Statements. Management continues to review Belmond's portfolio to identify additional non-core assets and expects that any future asset sales would be encumbered by long-term management agreements for Belmond. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Marketing, Sales and Public Relations

Belmond invested $3,110,000 in enhanced promotional and marketing initiatives in 2016 and plans to invest approximately $3,000,000 during 2017 as phase three of its five year strategy to invest approximately $15,000,000 in support of the Belmond brand.

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

Because repeat customers appreciate the consistent quality of Belmond’s hotels, trains and cruises, an important part of Belmond’s strategy is to promote Belmond properties through various cross-selling efforts to engage with Belmond's loyal customer base. These include gifts cards, "Belmond Now" digital magazine in-house directory, customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers.

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

Corporate Social Responsibility

Belmond is committed to the implementation of responsible business practices furthering the sustainability of tourism and seeks to ensure that its properties and corporate offices engage with their local communities and environments in a positive manner through their ongoing activities. Examples of these are as follows:

•
Belmond has continued its association with the Sustainable Restaurant Association. The food and beverage operations of 39 of Belmond's properties have been assessed to measure and benchmark their sustainability credentials. Belmond is the first global luxury hospitality brand to have undertaken this third party testing. This testing will continue to inform Belmond's minimum food sustainability, environmental responsibility and ethical sourcing standards during the coming year.

•
In Myanmar, the ship doctors of Belmond Road to Mandalay and Belmond Orcaella run community activities along the Ayeyarwady and Chindwin Rivers in a program dating back to 1995. These include a free clinic that treats thousands of people each year, the construction and long-term support of 25 schools, and irrigation and solar power projects in remote villages. 2017 sees the launch of the Myanmar Foundation, a UK-based registered charity which will facilitate donations to the program.

•
In Russia, Belmond Grand Hotel Europe works with local orphanages and youth organizations to support those in need. The hotel supports a house in the SOS children's village outside of St. Petersburg for young people without families, where five children aged between 12 and 15 years old are currently being cared for. In addition, the hotel arranges educational tours of its premises for college students and organizes community activities for disadvantaged young people. In 2016, some 28 volunteers participated in a clean-up day, clearing refuse in a nearby forest.

•
In the U.S., Belmond Charleston Place created and coordinates the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals in food shelters for up to 500 persons. The hotel has now introduced a "Teach the Need" program, teaching hospitality skills to at-risk high school students and helping them find employment. In 2015, it organized an auction that raised over $600,000 for those affected by the Emanuel AME Church tragedy. Now, following the closure of the city center's only budget supermarket, it is fund raising to provide bus transport for disadvantaged and elderly people to purchase food elsewhere.

•
Also in the U.S., Belmond El Encanto is pursuing a number of community initiatives such as donating clothing, toys and other items to low-income families and local shelters. In addition, staff participate in charity races and volunteer as stewards. The hotel has sponsored disadvantaged children to travel to an island national park to learn about its ecosystem. The hotel's long-term environmental initiatives include water conservation and the introduction of moisture-resistant plants to its famous gardens.

•
In Brazil, Belmond Copacabana Palace has continued to develop the sustainability and community programs it initiated in 2009 and the long-standing community programs it formalized in 2012. It now recycles more than 50% of its waste, uses 100% renewable energy, works with sustainable food and flower suppliers and supports Solar Meninos de Luz, a local children's philanthropic organization.

•
Also in Brazil, Belmond Hotel das Cataratas is committed to environmental conservation programs including Projeto Carnivoros do Iguaçu, which has overseen a substantial rise in numbers of endangered animals such as pumas and jaguars within the surrounding national park. The hotel also sponsors a local young people's training program offering youth apprenticeships and work placements for disadvantaged young people. The hotel is committed to environmental conservation and ecological operating programs and was the first South American hotel to be certified for ISO14001– Sustainability and SA8000–Social Responsibility.

•
Our Peru hotels and trains undertake a wide range of community and sustainability initiatives. These include support of local artisans and farmers who receive help to create products and grow crops that our Peru hotels and train purchase at fair trade prices. Belmond Palacio Nazarenas has developed an edible herb garden, Belmond Hotel Rio Sagrado a small orchard, and Belmond Sanctuary Lodge a small greenhouse -- all of which supply their kitchens. Community programs range from planting thousands of trees to clearing waste from riverbanks and beaches. Cultural initiatives include the provision of free train travel for disadvantaged children to Machu Picchu, community initiatives to improve safety along the train tracks, and a film-making program that records local people sharing local traditions and memories. One particular program, Cconamuro, helps train villagers in hospitality skills, enabling them to welcome our guests on cultural day visits that include lunch and the chance to discover aspects of local life.

•
Our Italian hotels are active in a range of sustainability and community initiatives. Our two hotels in Sicily support the annual Taormina International Book Festival and related literary activities, have joined 150 children in a clean-up of nearby Isola Bella beach, and helped raise funds for a local hospital. Belmond Villa San Michele hosted a "dinner in the dark" in support of the Italian Union of the Blind and Partially Sighted, whose students served guests. In addition, staff form the hotel volunteered with Angeli del Bello to clean a public park in Florence. Belmond Hotel Cipriani continued its support of the Senegal village from which its Night Concierge hails. Staff raise funds for the village and also recently shipped a sea container of mattresses, appliances and other goods no longer needed by the hotel to the village.

•
In the UK, Belmond Manoir aux Quat'Saisons supports local community organizations, schools and an animal sanctuary. It is an active member of the Sustainable Restaurant Association and is committed to sourcing local food wherever possible and to nurture and expand its organic gardens, compost waste and care for the environment by, for example, collecting waste kitchen oils and fats and sending them to a recycling plant to be converted to biofuel.

•
Belmond offers all full-time staff in its London office the opportunity to use up to 14 hours, or two working days, a year to participate in volunteer projects that benefit its local community. In 2016, more than 40 volunteers undertook gardening work at a local school in one of London's most disadvantaged areas and work at a community farm.

Industry Awards

Belmond has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, Belmond’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel + Leisure, The Sunday Times (UK) and Forbes.com and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as TripAdvisor. The awards are based on opinion polls of the publications’ readers or the professional opinions of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

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

Employees

Belmond currently employs approximately 8,600 full-time-equivalent persons.  Approximately 6,000 persons are employed in the hotels, 2,500 in the trains and cruises business, and 116 in central administration, sales and marketing and other activities.  Management believes that Belmond’s ongoing labor relations are satisfactory. Through its various training and other human resources programs, Belmond seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

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

The effects of many of these factors vary among Belmond’s hotels and other properties because of their geographic diversity. The global economic downturn in 2008 and 2009 preceded by the shock of terrorist attacks and resulting public concerns about travel safety, continued terrorist attacks, regional conflicts in Iraq, Afghanistan, Ukraine and Crimea, as well as in Thailand and other parts of the world, and the threatened flu and Ebola epidemics, and the outbreak of the Zika virus, had and may have, varying adverse effects on Belmond's results of operations.

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

Belmond continues to review its portfolio to identify properties that are non-core to its business and expects any future asset sales would be encumbered by long-term management agreements for Belmond. In an unfavorable commercial real estate market, Belmond may be unable to sell properties at values it is seeking, particularly during an economic downturn and weakness in credit markets, or sell them at the pace Belmond had planned, or encumbered by the long-term management agreements it is seeking.

Loss, dilution or infringement of Belmond’s existing brand names or the failure to develop successful new brand names could adversely affect Belmond's business.

In the competitive hotel and leisure industry in which Belmond operates, trademarks and brand names are important in the marketing, promotion and revenue generation of Belmond’s properties. Belmond has a large number of trademarks and brand names and expends resources each year on their surveillance, registration and protection. Belmond may also introduce new brand names in the future. Belmond’s future growth is dependent in part on increasing and developing its brand identities and customers' acceptance of those brands. From time to time, Belmond incurs costs in seeking to protect its intellectual property and in doing so, runs the risk that a court may not uphold its rights. The loss, dilution or infringement of any of Belmond’s brand identities, including any material losses or infringements of its current rights to the "Cipriani" brand, could have an adverse effect on its business, results of operations and financial condition.

Belmond operates the Venice Simplon-Orient-Express train under a license of that trademark from SNCF. Termination of that license could have an adverse impact on Belmond's business.

Failures in Belmond’s information technology systems or in protecting the integrity of customer, employee and business data could reduce revenue and earnings and result in loss or in reputational harm.

Belmond's business involves the processing, use, storage and transmission of personal information regarding customers, employees and business partners for various business purposes, including marketing and promotions. Belmond is subject to numerous laws and regulations designed to protect personal financial and other information relating to customers, employees and the business, and has established policies and procedures to help protect the privacy and security of this information. These laws and regulations are complex and evolving and may, on occasion, be inconsistent from one jurisdiction to another. Compliance may increase Belmond's operating costs or limit Belmond's ability to market its properties and services. The EU General Data Protection Regulation will become law in May 2018, increasing certain obligations on, and limiting certain uses by, businesses of the personal data of their customers, employees and business partners. The penalties for violation of this new law have increased significantly, with a maximum fine of 4% of group revenue or €20 million, whichever is higher, for the most serious breaches. The impact of Brexit (see "Risks Relating to Belmond's Financial Condition and Results of Operations—Economic downturns and disruptions in the financial markets could adversely affect Belmond's financial condition and results of operations" below) could increase the Company's regulatory obligations and/or require the Company to amend its processes and controls for the use, transfer and processing of personal data.

Belmond depends on its own and third party information technology networks and systems to process, transmit and store company and personal information, and to communicate among its various locations around the world, including reservation systems, property management systems, customer and employee databases, administrative systems, and third-party vendor systems. While Belmond relies on the security of these networks and systems to protect the personal and business information of the Company, customers, employees and business partners, they may be vulnerable to threats such as system, network or Internet failures, security breaches, computer hacking or business disruption, viruses or malicious software programs, employee error, negligence, fraud or misuse, or other unauthorized attempts to access, modify or delete Belmond's company and personal information. Although Belmond has taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or other compromise will not occur. While from time to time attempts are made to access the Company's network, we are not aware of any instance in which these attempts have resulted in any material release of information, degradation or disruption to the Company's network and information systems.

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

While Belmond’s geographic diversification in 23 countries lessens the dependence of its results of operations on any particular region, Belmond owns seven hotels in Italy and one hotel in Peru and its 50%/50% joint ventures in Peru operate a further four hotels as well as PeruRail. Due to this concentration of properties in these two countries, Belmond’s performance and profitability are more exposed to national events or conditions in Italy and Peru than other countries where Belmond operates, such as:

•	changing local economic and competitive conditions,

•	weakening local currencies compared to the U.S. dollar,

•	natural and other disasters,

•	new government laws and regulations, and

•	changes in government administrations.

Changing economic, political and regulatory developments in any of the countries in which the Company operates, including in the U.K. in respect of its expected withdrawal from the EU (commonly referred to as "Brexit") and in the U.S. in respect of its evolving trade, tax and immigrations policies, along with the evolving political situation in Ukraine and Brazil, could adversely affect the Company's business and results of operations.

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

Financial markets in the United States, Europe and Asia experienced significant disruption in 2008 and 2009, including volatility in securities prices and diminished liquidity and credit availability. In addition, the economic slowdown during this period in the United States and other countries weakened consumer confidence and led to significant reductions in the amounts persons and businesses spent on travel, hotels, dining and entertainment. Largely as a result, Belmond experienced pressure on pricing, reduced occupancy at its properties, and fewer customers from traditional markets for Belmond’s hotels and other travel products.  Belmond’s consolidated revenue and earnings from continuing operations declined. Although revenue has since increased, Belmond incurred losses or reduced earnings in 2010 and later years due mainly to higher costs and impairment charges.

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

On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the EU. As a result of the referendum, the British government has indicated that it will begin negotiating the terms of the U.K.'s future relationship with the EU and that it intends to serve the notice to effect the departure of the U.K. from the EU during March 2017. This process is expected to take two years to complete, but could take longer, depending on negotiations with the remaining EU Member States. Although it is unknown what the final Brexit terms will be, it is possible that there will be increased regulatory complexities and an impact on exchange rates, which may adversely affect our operations and financial results. In addition, while we believe it is too early to assess the full impact on the Company of the U.K.'s decision to leave the EU, a weaker pound or British economy could impact the travel preferences of the Company's guests who originate from the U.K. and could affect the operations and financial results at those properties that have a significant proportion of British visitors, such as Belmond Reid's Palace, Belmond La Residencia, the Italian properties and the Company's U.K. businesses. If as a consequence of Brexit, visas are introduced as a requirement for EU nationals to work in the U.K. (or for U.K. nationals to work in the EU), this could adversely affect the Company's ability to attract and retain high-caliber staff. In the U.S., evolving trade, tax and immigration policies could adversely affect the Company's business and results of operations.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact Belmond’s liquidity and financial condition, in particular Belmond’s ability to refinance debt or raise additional funds for its cash requirements for working capital, commitments and debt service.

During the year ending December 31, 2017, Belmond will have $5,284,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. In 2018, Belmond will have $5,286,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. Belmond’s capital commitments at December 31, 2016 amounted to $7,772,000.

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

Belmond has a large amount of debt in its capital structure and may incur additional debt from time to time. As of December 31, 2016, Belmond’s consolidated long-term indebtedness was $602,102,000 (including the current portion and the long-term indebtedness of Belmond’s consolidated variable interest entities of $113,098,000). This substantial indebtedness could:

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

After taking into account Belmond’s fixed interest rate swaps, approximately 52% of Belmond’s consolidated long-term debt at December 31, 2016 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase Belmond’s interest payment obligations. From time to time, Belmond enters into hedging transactions in order to manage its floating interest rate exposure, but Belmond can give no assurance that those hedges will lessen the impact on Belmond of rising interest rates. Also, as Belmond refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

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

As an example of these estimates and judgments, Belmond evaluates goodwill at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable. There were no goodwill impairment charges in 2016 but the Company continues to monitor goodwill balances for future potential impairment (see Note 8 to the Financial Statements). Belmond’s impairment analysis incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates. However, these assumptions and uncertainties are, by their very nature, highly judgmental. Belmond cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis. If Belmond is unable to meet these assumptions in future reporting periods, it may be required to record a charge for goodwill impairment losses.

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

The price of class A shares can fluctuate as a result of a variety of factors, many of which are beyond Belmond’s control. These factors include:

•	quarterly variations in operating results,

•	operating results that vary from the expectations of management, securities analysts and investors,

•	changes in expectations as to future financial performance, including financial estimates by securities analysts and investors,

•	developments generally affecting Belmond’s business or the hospitality industry,

•	market speculation about a potential acquisition of Belmond or all or part of its business,

•	announcements by Belmond or its competitors of significant contracts, acquisitions, joint ventures or capital commitments,

•	announcements of significant claims or proceedings against Belmond,

•	future sales of equity or equity-linked securities including by holders of large positions in the outstanding class A shares, and

•	general domestic and international economic and political conditions.

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

A wholly-owned subsidiary of the Company, Belmond Holdings 1 Ltd. (“Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 64% of the combined voting power of outstanding class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A shares representing an additional approximate 0.5% of the combined voting power. In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A shares having one-tenth of one vote per share and holders of class B shares having one vote per share. Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A shares, Holdings could control the outcome of most matters submitted to a vote of the shareholders.

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings. The manner in which Holdings votes its shares is determined by the four directors of Holdings, two of whom, John D. Campbell and Mitchell C. Hochberg, are also directors of the Company, consistent with the exercise by those directors of their fiduciary duties to Holdings. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business, Belmond owns, partially-owns and/or operates 45 properties, consisting of 34 highly individual deluxe hotels, 29 of which are owned (including nine under long-term lease), five European tourist trains, two cruise ships in Myanmar (one of which is under long-term charter), one French canal cruise business consisting of five small canal boats, and one stand-alone restaurant in the United States. Belmond also owns interests of 50% or less in four hotels in Peru (including three under long-term lease), its Southeast Asian train and PeruRail. It also operates under management contract but has no ownership interest in one hotel in the United States. The corporate office and regional sales, marketing and operating offices of the hotels, trains and cruise businesses are occupied under operating leases. The Company has two properties scheduled for future openings, the Belmond Cadogan Hotel in London, England and the Belmond Andean Explorer train in Peru.

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

Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease, and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed six separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed these decisions, one of which was reversed by the Appellate Court in October 2014. Belmond appealed this case to the Indonesian Supreme Court, which in December 2016 affirmed the Appellate Court's decision. Belmond is considering its position but is likely to seek review for reconsideration by the Supreme Court. As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence.

Belmond does not believe there is any merit in the owner’s outstanding Indonesian actions and is vigorously defending its rights while it seeks to enforce the Singapore arbitral award. While the Company can give no assurances, it believes that it should ultimately be able to enforce its arbitral award. Given the uncertainty involved in this litigation, Belmond recorded in the year ended December 31, 2013, a non-cash impairment charge in the amount of $7,031,000 relating to long-lived assets and goodwill of Ubud Hanging Gardens and has not booked a receivable in respect of the award. See Notes 4 and 19 to the Financial Statements.

Belmond Hotel das Cataratas

In September 2014, the Brazilian Ministry of Planning, Budget and Management notified the Company that it was denying the Company's application to extend the term or reduce the rent under the lease for Belmond Hotel das Cataratas, which was entered into in 2007. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard.

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2016, and that it must pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,215,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

The Company appealed to the Ministry to reconsider its decision on both procedural and substantive grounds. Pending this requested reconsideration and exhaustion of administrative remedies, the Company did not pay to the Ministry the amount claimed. The Company filed a lawsuit in the Federal Court in Paraná State in August 2016 against the Government of Brazil regarding the Ministry’s failure to properly consider and modify the lease concession for Belmond Hotel das Cataratas. The Federal Court granted the Company’s request for an injunction against the Government enforcing its claim and granted the Company’s request for a 25% preliminary reduction in rent, pending a decision on the merits, which the Superior Court upheld on appeal in a decision rendered in September 2016. The Government appealed to a three judge panel of the Superior Court, which upheld the decision of the Federal Court in favor of the Company in a judgment rendered in January 2017. A discovery calendar has been agreed for the litigation on the merits in the Federal Court where the Company intends to continue to pursue its claims vigorously.
In the meantime, the Company is paying rent at the reduced amount but continues to accrue rent at the full contractual amount. Amounts accrued at December 31, 2016 totaled R$21,461,000 ($6,583,000). The Company does not believe that any loss above the amounts accrued is likely.

Belmond Sanctuary Lodge

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for ten years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and vacated the entire proceeding. The court of first instance reconsidered the matter and again dismissed the Public Prosecutor's claim in January 2016. The Public Prosecutor's office appealed this decision as well and at a hearing on June 16, 2016, the Superior Court of Cusco reaffirmed the decision of the court of first instance. The Public Prosecutor has declined to appeal the matter to the Supreme Court of Peru.

Belmond Miraflores Park Hotel

The Company is contesting a claim by the municipality of Miraflores in Lima, Peru, the location of its Belmond Miraflores Park Hotel (“BMP”), that BMP has violated a municipal nuisance ordinance by generating noise and vibration that disturbed certain owners of apartments in an adjoining residential building. The local administrative court ruled in favor of the municipality, levying a nominal fine and injunctive relief that included the potential closure of BMP until the noise and vibration has been eliminated. In March 2016, after the administrative court's ruling was affirmed at the trial and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling has been stayed pending the appeal. BMP does not expect to receive a ruling and formal notification from the Supreme Court until at least March 2017. Management believes that the risk of closure of BMP is remote because BMP expects to complete a remediation plan by March 2017 and may also seek to acquire the apartments of the owners who sought the relief. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

Cupecoy Village Development N.V. ("Cupecoy")

In July 2015, Cupecoy Village Development N.V. (“Cupecoy”) received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believes indicated a maximum possible loss of $16,500,000. Belmond believes that the report received from the tax authorities contained a number of material miscalculations and misinterpretations of fact and law. The Company had provided a written response to the tax authorities disputing their assessment and expected the resolution of this dispute to result in only an immaterial cost. However, the tax authorities consistently failed to respond or otherwise engage with Belmond or Cupecoy and therefore the Company gave the tax authorities notice that it intended to wind up Cupecoy, which the Company did after receiving no response from the authorities to this notice. In October 2016, following our application to the court, Cupecoy was declared technically insolvent in light of the 2015 tax claim, at which point the Company determined that any liability in respect of Cupecoy was effectively discharged. Cupecoy is currently scheduled for a final bankruptcy declaration in the first quarter of 2017.

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

Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trade mark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond also expects to prevail. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated entity of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia.

In addition, there are a number of ongoing trade mark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani” and in August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to hotels and restaurants on an EU-wide basis (other than the U.K.) rather than only Italy. The Company has appealed this decision. Separate proceedings brought by Belmond in Spain to defend Belmond's trademarks against a use by the Cipriani family and its affiliated entities of "Cipriani" to promote a restaurant, have been stayed pending the outcome of the Venice appeal.

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

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol Belmond.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The following table presents the quarterly high and low sales prices of a class A common share in 2016 and 2015 as reported for New York Stock Exchange composite transactions:

	2016		2015
	High	Low	High	Low
First quarter	$10.04	$7.31	$12.55	$10.51
Second quarter	10.00	8.69	13.26	12.01
Third quarter	12.86	9.60	12.66	9.85
Fourth quarter	14.05	11.50	10.94	8.51

The Company paid no cash dividends in 2016 and 2015 and has no present intention to pay dividends in the future.

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

At February 20, 2017, there were 77 record holders of the class A common shares of the Company.

During 2016, the Company made no offering of securities including its class A common shares that was not registered in the United States.

Information responding to Item 201(e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.       Selected Financial Data

Belmond Ltd. and Subsidiaries

	2016	2015	2014	2013	2012
	$’000	$’000	$’000	$’000	$’000

Revenue	549,824	551,385	585,715	594,081	538,952

Impairments(1)	(1,007)	(9,796)	(1,211)	(36,430)	(5,892)

Gain on disposal of property, plant and equipment, equity method investments and other assets(2)	938	20,275	4,128	—	1,514

Earnings from unconsolidated companies, net of tax	11,013	9,075	9,484	6,442	2,124

Earnings/(losses) from continuing operations	35,401	17,388	2,047	(26,178)	(11,426)

Net earnings/(losses) from discontinued operations, net of tax(3)	1,032	(1,534)	(3,782)	(5,318)	4,538

Net earnings/(losses)	36,433	15,854	(1,735)	(31,496)	(6,888)

Net (earnings)/losses attributable to non-controlling interests	(109)	411	(145)	(63)	(173)

Net earnings/(losses) attributable to Belmond Ltd.	36,324	16,265	(1,880)	(31,559)	(7,061)

	2016	2015	2014	2013	2012
	$	$	$	$	$

Basic earnings per share:
Earnings/(losses) from continuing operations	0.35	0.17	0.02	(0.25)	(0.11)
Net earnings/(losses) from discontinued operations, net of tax	0.01	(0.01)	(0.04)	(0.05)	0.04
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.36	0.16	(0.02)	(0.31)	(0.07)

Diluted earnings per share:
Earnings/(losses) from continuing operations	0.34	0.17	0.02	(0.25)	(0.11)
Net earnings/(losses) from discontinued operations, net of tax	0.01	(0.01)	(0.04)	(0.05)	0.04
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.35	0.16	(0.02)	(0.31)	(0.07)

Dividends per share	—	—	—	—	—

	2016	2015	2014	2013	2012
	$’000	$’000	$’000	$’000	$’000

Total assets	1,524,068	1,509,475	1,655,223	1,879,866	1,892,027

Total long-term debt and obligations under capital leases(4)	602,102	596,487	620,235	639,731	619,505

Total shareholders’ equity	686,450	658,064	761,186	908,222	935,956

The above selected financial data should be read in conjunction with the information set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes (Item 8).

(1) The impairment in 2016 consisted of impairment of property, plant and equipment of $1,007,000 at Belmond Orcaella.

The impairment in 2015 consisted of impairment of goodwill of $4,098,000 at Belmond Grand Hotel Europe, $3,581,000 at Belmond Jimbaran Puri, $1,455,000 at Belmond La Résidence Phou Vao and $662,000 at Belmond Northern Belle.

The impairment in 2014 consisted of impairment of property, plant and equipment of $1,211,000 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which were held in Australia and were not in service.

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

(2)
The 2016 gain was related to the gain on sale of the spa building at Belmond Casa de Sierra Nevada and the recognition of the deferred gain in relation to the sale of Inn at Perry Cabin by Belmond in March 2014.

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

Included in the earnings/(losses) from discontinued operations are real estate, goodwill, other intangible assets and property, plant and equipment impairment losses of $7,031,000 in 2013 and $3,166,000 in 2012; gain on sale of Porto Cupecoy of $439,000 in 2013 and gain on sales of Keswick Hall, Bora Bora Lagoon Resort, The Observatory Hotel and The Westcliff in 2012 of $15,384,000.

(4)	Total long-term debt and obligations under capital lease excludes discount on secured term loan and debt issuance costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Belmond currently owns, partially-owns and/or operates 45 properties (with two additional properties scheduled for future openings, the Belmond Cadogan Hotel in London, England and the Belmond Andean Explorer train in Peru).

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Owned trains and cruises, (5) Part-owned/ managed hotels and (6) Part-owned/ managed trains.

Belmond revised the order of the presentation of these segments in the twelve months ended December 31, 2016 and included a new sub-total to show management fees earned by the Company from its part-owned/managed operations. In addition, Belmond reclassified certain expenses associated with the Company’s development team from the Part-owned/managed hotels segment to central costs. Prior periods have been re-presented to reflect the current period presentation. There has not been a material impact on the consolidated financial statements.

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2016 , 2015 and 2014, respectively, derived primarily from the Europe, North America and Rest of world segments.

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

Belmond's owned trains and cruises segment consists of five European tourist trains, two river cruise ships in Myanmar and one French canal cruise business. On August 30, 2016, the Company commenced the operations of Belmond Grand Hibernian, the first luxury overnight train to travel throughout the island of Ireland.

Belmond's part-owned/ managed trains segment consists of two train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in both trains.

Hotel RevPAR, ADR and occupancy

Revenue per available room (“RevPAR”) is calculated by dividing room revenue by room nights available for the period. Same store RevPAR is a comparison of RevPAR based on the operations of the same units in each period, by excluding the effect of any hotel acquisitions in the period or major refurbishment where a property is closed for a full quarter or longer. The comparison also excludes the effect of dispositions (including discontinued operations) or closures. Management uses RevPAR and same store RevPAR to identify trend information with respect to room revenue and to evaluate the performance of a specific hotel or group of hotels in a given period.

Average daily rate ("ADR") is calculated by dividing room revenue by total rooms sold for the period. Management uses ADR to measure the level of pricing achieved by a specific hotel or group of hotels in a given period.

Occupancy is calculated by dividing total rooms sold by total rooms available for the period. Occupancy measures the utilization of a hotel’s available capacity. Management uses occupancy to measure demand at a specific hotel or group of hotels in a given period.

ADR and RevPAR are measures for a point in time (a day, month or year) and are most often compared across like time periods. Current ADR and RevPAR are not necessarily indicators of future performance.

In 2016, same store RevPAR decreased by 1% in U.S. dollars, but increased by 3% in constant currency. Average occupancy was 61% and ADR was $490. In 2015, same store RevPAR decreased by 5% in U.S. dollars, but increased by 11% when measured in constant currency. Average occupancy was 61% and ADR was $481.

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

Impact of foreign currency exchange rate movements

As reported below in the comparisons of the 2016, 2015 and 2014 financial years under “Results of Operations”, Belmond has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Ten of Belmond’s owned hotels in 2016 operated in euro territories, two in Brazilian real, one in South African rand, one in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue of the Venice Simplon-Orient-Express, Belmond British Pullman, Belmond Northern Belle and Belmond Royal Scotsman trains was primarily in British pounds sterling, but the operating costs of the Venice Simplon-Orient-Express were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence and Belmond La Résidence D'Angkor were recorded in U.S. dollars.

Except for the specific instances described above, Belmond’s properties match foreign currency earnings and costs as far as possible to provide a natural hedge against currency movements. The reporting of Belmond’s revenue and costs translated into U.S. dollars, however, can be materially affected by foreign exchange rate fluctuations from period to period.

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

Market capitalization

The Company’s class A common share price increased during 2016 to $13.35 at December 31, 2016, from $9.50 at December 31, 2015 and Belmond’s market capitalization increased to $1.36 billion at December 31, 2016, from $0.96 billion at December 31, 2015.

Results of Operations

Belmond’s operating results for the years 2016, 2015 and 2014, expressed as a percentage of revenue, are as follows:

	2016	2015	2014
Year ended December 31,	%	%	%

Revenue:
Owned hotels:
Europe	36	36	36
North America	27	27	24
Rest of world	23	23	25
Total owned hotels	86	86	85
Owned trains & cruises	11	12	13

Part-owned/managed hotels	1	1	1
Part-owned/managed trains	2	1	1
Total part-owned/managed	3	2	2

Revenue	100	100	100

Cost of services	(44)	(44)	(45)
Selling, general and administrative	(36)	(37)	(37)
Depreciation and amortization	(10)	(9)	(9)
Impairment of goodwill	—	(2)	—
Impairment of property, plant and equipment	—	—	—
Gain on disposal of property, plant and equipment and equity method investments	—	4	1
Gain/(loss) on extinguishment of debt	—	—	(2)
Interest income, interest expense and foreign currency, net	(3)	(7)	(6)
Earnings before income taxes and earnings from unconsolidated companies, net of tax	7	5	2
Provision for income taxes	(3)	(3)	(3)
Earnings from unconsolidated companies, net of tax	2	2	2
Earnings from continuing operations	6	4	1
Net (losses)/earnings from discontinued operations, net of tax	—	—	(1)

Net earnings/(losses)	6	4	—

Operating information for Belmond’s owned hotels for the years ended December 31, 2016, 2015 and 2014 is as follows:

Year ended December 31,	2016	2015	2014

Rooms Available
Europe	271,963	273,052	272,097
North America	256,726	255,216	262,562
Rest of world	376,952	371,207	374,855
Worldwide	905,641	899,475	909,514

Rooms Sold
Europe	175,060	169,371	152,369
North America	171,392	171,828	171,967
Rest of world	204,944	211,059	208,106
Worldwide	551,396	552,258	532,442

Occupancy (percentage)
Europe	64	62	56
North America	67	67	65
Rest of world	54	57	56
Worldwide	61	61	59

Average daily rate (in U.S. dollars)
Europe	676	689	783
North America	421	429	425
Rest of world	388	356	413
Worldwide	490	481	523

RevPAR (in U.S. dollars)
Europe	435	427	439
North America	281	289	278
Rest of world	211	202	229
Worldwide	298	295	306

2016 compared to 2015

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	435	427	2%	4%
North America	281	289	(3)%	(2)%
Rest of world	216	207	4%	9%
Worldwide	303	299	1%	3%

The same store RevPAR data for 2016 and 2015 excludes the operations of Belmond Eagle Island Lodge, which was closed for refurbishment from January through November 2015, and Belmond La Residence d'Angkor, which closed for refurbishment in May 2016 and re-opened in November 2016. Both of these operations are included in the Rest of world segment.

2015 compared to 2014

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	427	439	(3)%	19%
North America	289	283	2%	3%
Rest of world	200	233	(14)%	9%
Worldwide	297	312	(5)%	11%

The same store RevPAR data for 2015 and 2014 exclude the operations of Inn at Perry Cabin by Belmond (included in the North America segment), Belmond Miraflores Park and Belmond Eagle Island Lodge, one of the safari camps in Belmond Safaris (both included in the Rest of world segment) as these properties did not operate during one of the periods presented.

Year ended December 31, 2016 compared to year ended December 31, 2015 and year ended December 31, 2015 compared to year ended December 31, 2014

Overview

2016 compared to 2015

Net earnings attributable to Belmond Ltd. for the year ended December 31, 2016 was $36.3 million ($0.36 per common share) on revenue of $549.8 million, compared with a net earnings of $16.3 million ($0.16 per common share) on revenue of $551.4 million in the prior year. The increase in net earnings was partially due to an increase in earnings of $6.6 million from the Company's PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine. This was complemented by an increase in earnings at Belmond Copacabana Palace as a result of the 2016 Olympic Games that took place in Rio de Janeiro and the reopening of the Belmond Eagle Island Lodge as well as strong year-over-year growth for the remaining hotels in Europe. These increases were partially offset by the gain on sale of Hotel Ritz by Belmond in Madrid of $19.7 million which was recorded in the year ended December 31, 2015 which did not reoccur. In addition, the Company benefited from a decrease in central costs due to lower legal and professional fees and payroll savings related to a weaker British pound than in the prior-year. In the year ended December 31, 2015, the Company recorded a goodwill impairment charge of $9.8 million ($1.0 million impairment charge of property, plant and equipment related in the year ended December 31, 2016). In addition, the company benefited from a foreign exchange gain of $9.2 million that was recognized in the year ended December 31, 2016, compared to a foreign exchange loss of $5.0 million in the year ended December 31, 2015.

2015 compared to 2014

The net earnings attributable to Belmond Ltd. for the year ended December 31, 2015 was $16.3 million ($0.16 per common share) on revenue of $551.4 million, compared with net loss of $1.9 million ($0.02 per common share) on revenue of $585.7 million in the prior year. The net earnings in the year ended December 31, 2015 were primarily due to the $20.3 million gain on disposal of property, plant and equipment and equity method investments, largely as a result of the May 2015 sale of Hotel Ritz by Belmond, compared with a $4.1 million gain recognized in the year ended December 31, 2014. In the year ended December 31, 2014 , the Company recorded a loss on extinguishment of debt of $14.5 million, which did not reoccur in the year ended December 31, 2015. Additionally, there was a $9.8 million impairment charge and foreign exchange loss of $5.0 million recognized in the year ended December 31, 2015 compared with a $1.2 million impairment charge and a foreign exchange gain of $2.3 million recognized in the year ended December 31, 2014.

Revenue

	2016	2015	2014
Year ended December 31,	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	199.1	200.0	212.7
North America	145.9	148.1	142.6
Rest of world	130.3	124.4	142.7
Total owned hotels	475.3	472.5	498.0
Owned trains & cruises	59.3	65.5	74.3

Part-owned/managed hotels	4.4	5.2	6.0
Part-owned/managed trains	10.8	8.2	7.4
Total part-owned/managed	15.2	13.4	13.4

Revenue	549.8	551.4	585.7

2016 compared to 2015

Revenue was $549.8 million for the year ended December 31, 2016, a decrease of $1.6 million, from $551.4 million for the year ended December 31, 2015. Total owned hotels revenue was $475.3 million for the year ended December 31, 2016, an increase of $2.8 million, or 1%, from $472.5 million for the year ended December 31, 2015. The increase in total owned hotels revenue was largely due to a revenue increase of $5.0 million at Belmond Copacabana Palace due to the 2016 Olympic Games that took place in Rio de Janeiro and a revenue increase of $3.1 million in Belmond Safaris, Botswana, following the reopening of Belmond Eagle Island Lodge which was closed from January to November 2015 for a complete renovation. This was offset by a revenue decrease of $4.9 million at Belmond Hotel Cipriani, Venice, Italy due to a challenging comparable period, with revenue in 2015 benefiting from the Biennale art festival, which occurs every other year, as did the World Expo 2015 in Milan, both of which generated increased visitation to Venice. Revenue from total owned trains and cruises was $59.3 million for the year ended December 31, 2016, a decrease of $6.2 million, or 9%, from $65.5 million for the year ended December 31, 2015. This was a result of a combined revenue decline of $1.2 million at the Company's two river cruises in Myanmar and a fall in revenue of $4.3 million at the Company's European trains due to the year-over-year depreciation of the British pound against the U.S. dollar. This was slightly offset by revenue growth of $1.7 million at Belmond Grand Hibernian, which commenced operations on August 30, 2016.

2015 compared to 2014

Revenue was $551.4 million for the year ended December 31, 2015, a decrease of $34.3 million, or 6%, from $585.7 million for the year ended December 31, 2014. Total owned hotels revenue was $472.5 million for the year ended December 31, 2015, a decrease of $25.5 million, or 5%, from $498.0 million for the year ended December 31, 2014. The decrease in total hotels revenue was principally attributable to a $37.6 million and $25.7 million fall in revenue at the Company's European and Brazilian hotels due to unfavorable exchange rate movements, partially offset by growth on a constant currency basis of $24.9 million and $8.0 million, respectively. Revenue from owned trains and cruises was $65.5 million in the year ended December 31, 2015, a decrease of $8.8 million, or 12%, from $74.3 million in the year ended December 31, 2014 primarily as a result of revenue declines at the Company's two river cruise ships in Myanmar and Belmond Northern Belle.

Owned hotels - Europe

Year ended December 31,	2016	2015	2014

Rooms Available	271,963	273,052	272,097
Rooms Sold	175,060	169,371	152,369
Occupancy (percentage)	64	62	56
Average daily rate (in U.S. dollars)	676	689	783
RevPAR (in U.S. dollars)	435	427	439

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	435	427	2%	4%

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	427	439	(3)%	19%

2016 compared to 2015

Revenue was $199.1 million for the year ended December 31, 2016, a decrease of $0.9 million from $200.0 million for the year ended December 31, 2015. This was primarily due to a revenue decrease of $4.9 million or 13% at Belmond Hotel Cipriani partially due to a challenging comparative period, with revenue for 2015 benefiting from the Biennale art festival, which occurs every other year, as did the World Expo 2015 in Milan, both of which generated increased visitation to Venice. Partially offsetting this decline, Belmond Reid's Palace increased revenue by $2.5 million due to a 18% increase in occupancy, which largely resulted from the Company's strategic decision to focus on driving wholesale business in order to gain market share during the destination's slow season. In addition, revenue for the Italian hotels excluding Belmond Hotel Cipriani was up $3.0 million over the prior-year period mainly as a result of leveraging strong demand to drive higher rates. This was offset by a reduction in rates in Belmond Le Manoir aux Quat'Saisons and Belmond Grand Hotel Europe. ADR in U.S. dollar terms for the European owned hotels segment decreased to $676 in the year ended December 31, 2016 from $689 in the year ended December 31, 2015. Occupancy increased to 64% in the year ended December 31, 2016 from 62% in the year ended December 31, 2015. Same store RevPAR increased by 2% in U.S. dollars, to $435 in the year ended December 31, 2016 from $427 in the year ended December 31, 2015, an increase of 4% on a constant currency basis.

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

Owned hotels - North America

Year ended December 31,	2016	2015	2014

Rooms Available	256,726	255,216	262,562
Rooms Sold	171,392	171,828	171,967
Occupancy (percentage)	67	67	65
Average daily rate (in U.S. dollars)	421	429	425
RevPAR (in U.S. dollars)	281	289	278

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	281	289	(3)%	(2)%

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	289	283	2%	3%

2016 compared to 2015

Revenue was $145.9 million for the year ended December 31, 2016, a decrease of $2.2 million, or 1%, from $148.1 million for the year ended December 31, 2015. This decrease was largely attributable to a $1.9 million revenue decline at Belmond Maroma Resort & Spa and a $1.2 million decline in revenue at ‘21’ Club by Belmond. Belmond Maroma Resort & Spa was impacted by increased local competition and the re-opening of renovated hotels in the Los Cabos resort area of Mexico. ‘21’ Club by Belmond was negatively impacted by volatility in stock markets as well as disruption caused by neighboring construction noise. This decrease was partially offset by a $1.6 million revenue increase at Belmond Charleston Place. The hotel increased food and beverage revenue largely as a result of a new high-end sports pub that commenced operations in July 2016 and also continued to benefit from improved room product following the Company's three-year rooms renovation project that was completed in December 2015. ADR for the North American owned hotels segment decreased to $421 in the year ended December 31, 2016 from $429 in the year ended December 31, 2015. Occupancy remained flat at 67% in the year ended December 31, 2016 and in the year ended December 31, 2015 . Same store RevPAR decreased by 3% to $281 in the year ended December 31, 2016 from $289 in the year ended December 31, 2015.

2015 compared to 2014

Revenue was $148.1 million for the year ended December 31, 2015, an increase of $5.5 million, or 4%, from $142.6 million for the year ended December 31, 2014. This revenue increase was led by a $2.8 million growth at Belmond El Encanto as it continued to benefit from its second full year of operations. In addition, there was a $2.4 million increase in revenue at Belmond Charleston Place, following increased occupancy and strong ADR growth as a result of the hotel’s renovated room product. Revenue increases of $1.6 million in the other North American owned hotels were offset by the March 2014 sale of Inn at Perry Cabin by Belmond, which had generated revenues of $1.3 million in the year ended December 31, 2014. ADR for the North American owned hotels segment increased to $429 in the year ended December 31, 2015 from $425 in the year ended December 31, 2014. Occupancy decreased to 67% in the year ended December 31, 2015 from 65% in the year ended December 31, 2014. Same store RevPAR (which excludes Inn at Perry Cabin by Belmond) increased by 2% to $289 in the year ended December 31, 2015 from $283 in the year ended December 31, 2014.

Owned hotels - Rest of world

Year ended December 31,	2016	2015	2014

Rooms Available	376,952	371,207	374,855
Rooms Sold	204,944	211,059	208,106
Occupancy (percentage)	54	57	56
Average daily rate (in U.S. dollars)	388	356	413
RevPAR (in U.S. dollars)	211	202	229

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	216	207	4%	9%

			Change %
Year ended December 31,	2015	2014	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	200	233	(14)%	9%

2016 compared to 2015

Revenue was $130.3 million for the year ended December 31, 2016, an increase of $5.9 million, or 5%, from $124.4 million in the year ended December 31, 2015. This is principally as a result of revenue growth of $5.0 million or 10% at Belmond Copacabana Palace and revenue growth of $3.1 million at Belmond Safaris. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving year-over-year ADR and food and beverage revenue growth. Belmond Safaris benefited from being fully operational in 2016, as Belmond Eagle Island Lodge re-opened in December 2015 having been closed from January to November 2015 for a complete renovation. This was partially offset by a revenue decrease of $1.6 million at Belmond La Résidence d'Ankor, which was closed for refurbishment in May 2016 and re-opened in November 2016. ADR in U.S. dollar terms for the Rest of world segment increased by 9% to $388 for the year ended December 31, 2016 from $356 in the year ended December 31, 2015. Occupancy decreased to 54% in the year ended December 31, 2016 from 57% in the year ended December 31, 2015. Same store RevPAR in U.S. dollars (which excludes Belmond Eagle Island Lodge and Belmond La Résidence d'Angkor) increased by 4% to $216 for the year ended December 31, 2016 from $207 in the year ended December 31, 2015, an increase of 9% on a constant currency basis.

2015 compared to 2014

Revenue was $124.4 million for the year ended December 31, 2015, a decrease of $18.3 million, or 13%, from $142.7 million for the year ended December 31, 2014. This decrease was primarily attributable to the $17.7 million combined revenue decline at the Company’s two Brazilian hotels, largely due to the 30% year-over-year depreciation in the Brazilian real against the U.S. dollar. Additionally, there was a decrease in revenue of $3.2 million at Belmond Safaris as a result of the closure of Belmond Eagle Island Lodge for renovation in January 2015. Partially offsetting these decreases in 2015 was a $3.2 million growth at Belmond Miraflores Park, which was closed for renovation from December 2013 to mid-April 2014. ADR in U.S. dollar terms for the Rest of world segment decreased by 14% to $356 for the year ended December 31, 2015 from $413 in the year ended December 31, 2014. Occupancy increased to 57% in the year ended December 31, 2015 from 56% in the year ended December 31, 2014. Same store RevPAR (which excludes Belmond Miraflores Park and Belmond Eagle Island Lodge) decreased by 14% to $200 in the year ended December 31, 2015 from $233 in the year ended December 31, 2014, an increase of 9% on a constant currency basis.

Owned trains and cruises

2016 compared to 2015

Revenue was $59.3 million in the year ended December 31, 2016, a decrease of $6.2 million, or 9%, from $65.5 million in the year ended December 31, 2015. Unfavorable exchange rate movements of $5.9 million resulting from the 11% year-over-year depreciation of the British pound against the U.S. dollar, were partially offset by growth on a constant currency basis of $1.7 million at Belmond Grand Hibernian, which commenced operations on August 30, 2016 and generated $1.2 million of revenue in its first few weeks of operations. In addition, on a constant currency basis there was a revenue increase of $1.4 million at Venice-Simplon-Orient-Express due to the increase in number of trips by four in the period. This was offset by a combined revenue decrease of $1.2 million on a constant currency basis at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, as a result of increased local competition.

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

Part-owned/ managed hotels

2016 compared to 2015

Revenue was $4.4 million in the year ended December 31, 2016, a decrease of $0.8 million, or 15%, from $5.2 million in the year ended December 31, 2015. This decrease was primarily due to the sale of Hotel Ritz by Belmond in May 2015 which had produced revenues of $0.3 million for the year ended December 31, 2015 and a decline in revenue for the Company's Peru hotels joint venture primarily as a result of a year-over-year decrease in group business at the joint venture’s two hotels in Cusco.

2015 compared to 2014

Revenue was $5.2 million in the year ended December 31, 2015, a decrease of $0.8 million, or 13%, from $6.0 million in the year ended December 31, 2014. This decrease was primarily due to lower management fees received from Hotel Ritz by Belmond which was sold in May 2015.

Part-owned/ managed trains

2016 compared to 2015

Revenue was $10.8 million in the year ended December 31, 2016, an increase of $2.6 million, or 32%, from $8.2 million in the year ended December 31, 2015, resulting from the Company’s PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine.

2015 compared to 2014

Revenue was $8.2 million in the year ended December 31, 2015, an increase of $0.8 million, or 11%, from $7.4 million in the year ended December 31, 2014. This was due to an increase in management fees from the Company’s PeruRail joint venture, as a result of an increase in tickets sold and average ticket prices.

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

Cost of services

2016 compared to 2015

Cost of services was $240.1 million in the year ended December 31, 2016, a decrease of $3.5 million, or 1%, from $243.6 million in the year ended December 31, 2015 . Cost of services as a percentage of revenue remained consistent at 44% for the year ended December 31, 2016 and for the year ended December 31, 2015.

2015 compared to 2014

Cost of services was $243.6 million in the year ended December 31, 2015, a decrease of $19.0 million, or 7%, from $262.6 million in the year ended December 31, 2014. Cost of services as a percentage of revenue decreased slightly to 44% of revenue for the years ended December 31, 2015 from 45% for the year ended December 31, 2014.

Selling, general and administrative expenses

2016 compared to 2015

Selling, general and administrative expenses was $198.6 million in the year ended December 31, 2016, a decrease of $7.6 million, or 4%, from $206.2 million in the year ended December 31, 2015. Selling, general and administrative expenses as a percentage of revenue decreased to 36% for the year ended December 31, 2016 from 37% for the year ended December 31, 2015.

Central costs within selling, general and administrative expenses were $37.4 million in the year ended December 31, 2016 (including $6.3 million of non-cash share-based compensation), a decrease of $9.4 million, or 20%, from $46.8 million in the year ended December 31, 2015 (including $6.7 million of non-cash share-based compensation). As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) decreased slightly to 6% for the year ended December 31, 2016 from 7% for the year ended December 31, 2015 primarily due to lower legal and professional expenses and payroll savings related to a weaker British pound than in the prior-year.

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

Central costs within selling, general and administrative expenses were $46.8 million in the year ended December 31, 2015 (including $6.7 million of non-cash share-based compensation), an increase of $6.4 million, or 16%, from $40.4 million in the year ended December 31, 2014 (including $7.9 million of non-cash share-based compensation). Central costs included $3.7 million of expenses and a $1.8 million credit to share-based compensation expense in relation to the former CEO’s departure. The remaining increase is largely due to additional costs incurred in the year ended December 31, 2015 relating to the migration of the Company's tax residency to the United Kingdom and central marketing costs. As a percentage of revenue, central costs (excluding non-cash share-based compensation expense) increased to 7% for the year ended December 31, 2015 from 6% for the year ended December 31, 2014.

Segment profit/(loss)

Segment performance is evaluated based upon segment earnings before gains/(losses) on disposal, impairments, central costs, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization (“segment profit”). Segment performance for the years 2016, 2015 and 2014 is analyzed as follows:

	2016	2015	2014
Year ended December 31,	$ millions	$ millions	$ millions

Segment profit:
Owned hotels:
Europe	67.6	65.4	62.8
North America	28.8	31.6	24.0
Rest of world	33.1	31.3	36.5
Total owned hotels	129.5	128.3	123.3
Owned trains & cruises	3.8	6.7	7.3

Part-owned/managed hotels	6.3	5.0	5.8
Part-owned/managed trains	25.6	18.9	16.2
Total part-owned/managed	31.9	23.9	22.0

Reconciliation to net earnings/(losses):
Total segment profit	165.2	158.9	152.6

Gain on disposal of property, plant and equipment and equity method investments	0.9	20.3	4.1
Impairment of goodwill	—	(9.8)	—
Impairment of property, plant and equipment	(1.0)	—	(1.2)
Central costs and share-based compensation	(37.4)	(46.8)	(40.4)
Depreciation and amortization	(52.4)	(50.5)	(52.0)
Gain/(loss) on extinguishment of debt	1.2	—	(14.5)
Other income	—	—	1.3
Interest income, interest expense and foreign currency, net	(19.1)	(36.2)	(33.1)
Provision for income taxes	(16.4)	(17.0)	(15.5)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(5.6)	(1.5)	0.7

Earnings from continuing operations	35.4	17.4	2.0
Earnings/(losses) from discontinued operations	1.0	(1.5)	(3.8)

Net earnings/(losses)	36.4	15.9	(1.8)

2016 compared to 2015

The European owned hotels reported segment profit of $67.6 million for the year ended December 31, 2016, an increase of $2.2 million, or 3%, from $65.4 million for the year ended December 31, 2015. This was primarily due to solid performances for the Company's Italian hotels complemented by strong year-over-year growth for the remaining hotels in Europe. Earnings for the Italian hotels excluding Belmond Hotel Cipriani was up $1.7 million over the prior-year mainly as a result of leveraging strong demand to drive higher rates. This was offset by a decrease in earnings of $2.6 million in Belmond Hotel Cipriani due to a challenging comparable period, with earnings in 2015 benefiting from the Biennale art festival, which occurs every other year, as did the World Expo 2015 in Milan, both of which generated increased visitation to Venice. Outside of Italy, the Company recorded meaningful year-over-year increases for Belmond Grand Hotel Europe, Belmond La Residencia, and Belmond Reid's Palace, all primarily as a result of driving demand from new markets coupled with enhanced revenue management. Earnings for Belmond

Grand Hotel Europe increased $0.8 million or 15% year-over-year largely due to an increase in occupancy that was primarily the result of continued efforts to stimulate business from new markets. The Company continued to drive improved results for Belmond La Residencia, with earnings for the year increasing $1.1 million or 25% over the prior year mainly as a result of leveraging strong demand to drive higher rates. Earnings for Belmond Reid's Palace increased $1.6 million or 37% year on year which largely resulted from the Company's strategic decision to focus on driving wholesale business in order to gain market share during the destination's slow season. As a percentage of European owned hotels revenue, segment profit was 34% in the year December 31, 2016 compared with 33% for the year ended December 31, 2015.

The North American owned hotels reported segment profit of $28.8 million for the year ended December 31, 2016, a decrease of $2.8 million, or 9%, from $31.6 million for the year ended December 31, 2015. This was largely due to a combined earnings decrease of $2.6 million at '21' Club by Belmond, Belmond La Samanna, St. Martin, Belmond Maroma Resort & Spa and Belmond El Encanto. '21' Club by Belmond was negatively impacted by volatility in stock markets as well as disruption caused by neighboring construction noise resulting in an earnings decrease of $0.7 million. Belmond La Samanna suffered a decrease in segment profit of $0.8 million due to a year-over-year decrease in call volume due in part to concern over the Zika virus. In addition, there was a $0.6 million earnings decline at Belmond Maroma Resort & Spa due to increased local competition and the re-opening of renovated hotels in the Los Cabos resort area. Belmond El Encanto recorded a decline in earnings of $0.4 million for the year ended December 31, 2016 due to a fall in food and beverage revenue and a reduction in group business, primarily as a result of a large buyout in the prior year which did not recur in the current year. As a percentage of North American owned hotels revenue, segment profit was 20% for the year ended December 31, 2016 compared with 21% for the year ended December 31, 2015.

The Rest of world owned hotels reported segment profit of $33.1 million for the year ended December 31, 2016, an increase of $1.8 million, or 6%, from $31.3 million for the year ended December 31, 2015. Unfavorable exchange rate movements of $1.4 million resulting from the year-over-year depreciation largely of the Brazilian real and South African rand against the U.S. dollar, were offset by growth on a constant currency basis of $3.2 million, particularly at Belmond Copacabana Palace, Belmond Mount Nelson Hotel and Belmond Safaris. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving year-over-year ADR and food and beverage revenue growth for the third quarter of 2016. Belmond Mount Nelson Hotel achieved strong constant currency ADR growth due to the investments made to renovate the hotel’s room product over the past several years. Belmond Mount Nelson Hotel also benefited from the year-over-year depreciation of the South African rand which has increased the number of international tourists to the area. Belmond Safaris recorded an earnings increase of $1.8 million on a constant currency basis, primarily due to the reopening of Belmond Eagle Island Lodge, one of the three safari camps in Botswana, which closed for renovations in January 2015. The increases in segment profit were somewhat offset by decreases in segment profit on a constant currency basis at Belmond Cataratas and Belmond La Residence d'Angkor of $1.3 million and $1.1 million, respectively. Belmond Cataratas suffered from a decrease in occupancy due to in part to concerns over the Zika virus and a post-Olympics lull. Belmond La Résidence d'Angkor was closed for refurbishment in May 2016 and re-opened in November 2016. As a percentage of Rest of world owned hotels revenue, segment profit margin was consistent at 25% for the years ended December 31, 2016 and 2015.

The Owned trains and cruises reported segment profit of $3.8 million for the year ended December 31, 2016, a decrease of $2.9 million, or 43%, from $6.7 million for the year ended December 31, 2015. This was predominately due to combined earnings growth of $0.5 million at Belmond British Pullman and Belmond Northern Belle offset by a combined earnings decrease of $1.1 million at Belmond Road to Mandalay and Belmond Orcaella, the Company’s river cruise ships in Myanmar, as a result of increased local competition. Segment profit for Belmond Royal Scotsman was down $0.3 million on a constant currency basis or 18% primarily as a result of operating two fewer trips in the current-year. Earnings decreased by $1.1 million at Venice Simplon-Orient-Express due to higher costs incurred as a result of unfavorable exchange rate movements. As a percentage of owned trains and cruises revenue, segment profit decreased to 6% for the year ended December 31, 2016 from 10% for the year ended December 31, 2015 due to higher costs incurred than the prior year.

The Part-owned/ managed hotels reported segment profit of $6.3 million for the year ended December 31, 2016, an increase of $1.3 million, or 26%, from $5.0 million for the year ended December 31, 2015. This is primarily due to the sale of Hotel Ritz by Belmond in May 2015 which produced segment losses of $1.9 million for the year ended December 31, 2015.

The Part-owned/ managed trains reported segment profit of $25.6 million for the year ended December 31, 2016, an increase of $6.7 million, or 35%, from $18.9 million for the year ended December 31, 2015, primarily due to the Company’s PeruRail joint venture commencing transport of copper concentrate from the Las Bambas mine, which began production in January 2016.

2015 compared to 2014

The European owned hotels reported segment profit of $65.4 million for the year ended December 31, 2015, an increase of $2.6 million, or 4%, from $62.8 million for the year ended December 31, 2014. This increase was mainly attributable to earnings growth at the Italian properties and Belmond Reid's Palace of $1.8 million and $0.8 million, respectively, following strong occupancy growth and despite the weakening of the euro, partially offset by a $0.5 million fall in segment profit at Belmond Grand Hotel Europe primarily as a result of the depreciation of the Russian ruble against the U.S. dollar. As a percentage of European owned hotels revenue, segment profit was 33% for the year ended December 31, 2015 compared with 30% for the year ended December 31, 2014.

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

The Part-owned/managed hotels reported segment profit of $5.0 million for the year ended December 31, 2015, a decrease of $0.8 million, or 14%, from $5.8 million for the year ended December 31, 2014. This was primarily due to a segment loss of $1.9 million recognized for Hotel Ritz by Belmond in the year ended December 31, 2015 as a result of additional costs incurred by the joint venture in association with its sale in May 2015, compared with a segment loss of $0.6 million recorded in the year ended December 31, 2014. See Note 6 to the Financial Statements.

The Part-owned/ managed trains reported segment profit of $18.9 million for the year ended December 31, 2015, an increase of $2.7 million, or 17%, from $16.2 million for the year ended December 31, 2014, due to an increase in average ticket prices and the number of passenger tickets sold at the Company's PeruRail joint venture.

Gain on disposal of property, plant and equipment and equity method investments

2016 compared to 2015

A gain on disposal of $0.9 million was recognized in the year ended December 31, 2016 compared with a $20.3 million gain in the year ended December 31, 2015. The gain in the in the year ended December 31, 2016 relates to the recognition of the $0.6 million deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The remainder of the 2016 gain relates to the gain on sale of the spa building at Belmond Casa de Sierra Nevada, Mexico in September 2016. $19.7 million of the gain recorded in 2015 relates to Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, which was sold on May 21, 2015, with the remainder relating to the recognition of the deferred gain following the 2014 sale of Inn at Perry Cabin by Belmond.

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

Impairment of goodwill

2016 compared to 2015

There were no impairments of goodwill for the year ended December 31, 2016. A goodwill impairment charge of $9.8 million was recorded in the year ended December 31, 2015. This consisted of $4.1 million at Belmond Grand Hotel Europe, $3.6 million at Belmond Jimbaran Puri Bali, $1.4 million at Belmond La Residence Pho Vao, Luang Prabang, Laos and $0.7 million at Belmond Northern Belle. See Note 8 for consideration of potential impairment triggers.

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

Impairment of property, plant and equipment

2016 compared to 2015

A property, plant and equipment impairment charge of $1.0 million was recorded for the year ended December 31, 2016 which related to the write-down to fair value of property, plant and equipment at Belmond Orcaella, one of the Company's river cruises in Myanmar. There were no impairments of property, plant and equipment in the year ended December 31, 2015. See Note 7 for consideration of potential impairment triggers.

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

Depreciation and amortization

2016 compared to 2015

Depreciation and amortization was $52.4 million in the year ended December 31, 2016, an increase of $1.9 million, or 4%, from $50.5 million in the year ended December 31, 2015. Depreciation and amortization as a percentage of revenue increased slightly to 10% for the year ended December 31, 2016 from 9% for the year ended December 31, 2015. This is primarily due to a $1.3 million accelerated depreciation charge on assets as part of the renovation project at Belmond La Residence d'Angkor.

2015 compared to 2014

Depreciation and amortization was $50.5 million in the year ended December 31, 2015, a decrease of $1.5 million, or 3% from $52.0 million in the year ended December 31, 2014. Depreciation and amortization as a percentage of revenue remained consistent at 9% for the years ended December 31, 2015 and 2014.

Gain/(loss) on extinguishment of debt

2016 compared to 2015

For the year ended December 31, 2016, there was a gain on extinguishment of debt of $1.2 million. Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million were largely used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early repayment of this loan. The net gain on extinguishment of debt reported in the statements of consolidated operations was $1.2 million after accounting for a tax indemnity of $2.8 million to our partners in respect of their income from the discount arising on the cancellation of indebtedness. There was no loss/gain on extinguishment of debt for the year ended December 31, 2015.

2015 compared to 2014

There was no gain/loss on extinguishment of debt for the year ended December 31, 2015.

Loss on extinguishment of debt was $14.5 million for the year ended December 31, 2014, comprising costs associated with the March 2014 corporate debt refinancing, including an $8.9 million write-off of unamortized deferred financing costs, $4.0 million in swap cancellation costs and $1.3 million of fees to prepay Belmond’s previous loans.

Other income

2016 compared to 2015

There was no other income recognized in the years ended December 31, 2016 and 2015.

2015 compared to 2014

There was no other income recognized in the year ended December 31, 2015.

Other income of $1.3 million was recognized in the year ended December 31, 2014. This related to the release of the remaining contingent liability that was originally recorded as part of the consideration for the acquisition of Belmond Grand Hotel Timeo and Belmond Villa Sant'Andrea in January 2010. Belmond had agreed to pay the vendor a further €5,000,000 (equivalent to $7,064,000 at date of acquisition) if, by 2015, additional rooms were constructed at Belmond Grand Hotel Timeo and certain required permits were granted to expand and add a swimming pool to Belmond Villa Sant'Andrea. At December 31, 2014, €4,000,000 has been paid ( equivalent to $5,250,000 at the dates paid) as the Belmond Villa Sant'Andrea permits were granted. The remaining contingent consideration was released in December 2014 as the conditions for its payment were not met.

Interest income, interest expense and foreign currency, net

2016 compared to 2015

Interest income, interest expense and foreign currency, net was an expense of $19.1 million for the year ended December 31, 2016, a decrease of $17.1 million, or 47%, from an expense of $36.2 million for the year ended December 31, 2015. The decrease in net expense was primarily due to a foreign exchange gain of $9.2 million that was recognized in the year ended December 31, 2016 due to recent volatility in the British pound and euro foreign exchange rates, compared to a foreign exchange loss of $5.0 million in the year ended December 31, 2015.

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

Provision for income taxes

2016 compared to 2015

The provision for income taxes was $16.4 million in the year ended December 31, 2016, a decrease of $0.6 million, or 4%, from $17.0 million in the year ended December 31, 2015. The decrease in tax charge in the year ended December 31, 2016 was mainly as a result of a reduction in provision for uncertain tax position of $3.4 million following settlements agreed in October 2016, which was partially offset by an increase in earnings before income taxes in the United States, Italy, Brazil and other territories. The effective tax rate is higher than the UK statutory tax rate mainly because the Company operates in a number of territories which have higher statutory tax rates than the UK.

2015 compared to 2014

The provision for income taxes was $17.0 million in the year ended December 31, 2015, an increase of $1.5 million, or 10%, from $15.5 million in the year ended December 31, 2014. The increase in tax expense was principally due to an increase in earnings before income taxes in the United States, Italy, Peru and other territories.

Earnings from unconsolidated companies, net of tax

2016 compared to 2015

Earnings from unconsolidated companies, net of tax was $11.0 million in the year ended December 31, 2016, an increase of $1.9 million, or 21%, from $9.1 million in the year ended December 31, 2015. This was largely due to increased net profits achieved at the Company’s PeruRail joint venture.

2015 compared to 2014

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

Net earnings/(losses) from discontinued operations

2016 compared to 2015

The net earnings from discontinued operations for the year ended December 31, 2016 were $1.0 million, compared to net losses of $1.5 million for the year ended December 31, 2015.

Net earnings from discontinued operations for the year ended December 31, 2016 comprised of the reimbursement of overpaid legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 (see Notes 4 and 19 to the Financial Statements) and residual operating losses from Porto Cupecoy which was sold in January 2013. In addition, the results of discontinued operations for the year ended December 31, 2016 included earnings of $963,000 at Porto Cupecoy due to the release of a provision in respect of tax claims that Belmond believes it is now effectively discharged from. See Note 19.

Net losses from discontinued operations for the year ended December 31, 2015 included legal fees of $0.6 million in relation to Belmond's wrongful dispossession from its leasehold interest in Ubud Hanging Gardens and residual operating losses of $0.9 million at Porto Cupecoy.

2015 compared to 2014

Net losses from discontinued operations for the year ended December 31, 2015 were $1.5 million, compared to net losses of $3.8 million for the year ended December 31, 2014.

Net losses from discontinued operations for the year ended December 31, 2015 included legal fees of $0.6 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses of $0.9 million at Porto Cupecoy.

Net losses from discontinued operations for the year ended December 31, 2014 included legal fees of $1.5 million in relation to Belmond's wrongful dispossession from its leasehold interest in Ubud Hanging Gardens and residual operating losses of $1.6 million at Porto Cupecoy.

Other comprehensive losses: Foreign currency translation adjustments, net

2016 compared to 2015

Foreign currency translation adjustments for the year ended December 31, 2016 were a loss of $11.0 million compared to a loss of $88.2 million for the year ended December 31, 2015 arising from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The loss in the year ended December 31, 2016 was driven by a 3% and 17% depreciation, of the euro and the British pound against the U.S. dollar from the rate at December 31, 2015, negatively impacting the carrying value of Belmond's net investments denominated in those currencies. The improvement in loss in the year ended December 31, 2016 from the loss in the year ended December 31, 2015 was due to a 20%, 20% and 13% appreciation, respectively, of the Brazilian real, Russian ruble and the South African rand against the U.S. dollar from the rate at December 31, 2015 positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

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

Liquidity and Capital Resources

Overview

Belmond's primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At December 31, 2016, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $602.1 million (2015 - $596.5 million), including a current portion of $5.3 million (2015 - $5.3 million). See Note 10 to the Financial Statements. Additionally, Belmond had capital commitments at December 31, 2016 amounting to $7.8 million (2015 - $8.7 million).

Belmond had cash and cash equivalents of $153.4 million at December 31, 2016, compared to $135.6 million at December 31, 2015. In addition, Belmond had restricted cash balances of $2.6 million, of which $1.8 million is classified as restricted cash on the balance sheet and $0.8 million is classified in other assets (2015 - $3.3 million, of which $2.6 million is classified as restricted cash and $0.7 million is classified in other assets). At December 31, 2016, there were undrawn amounts available to Belmond under committed short-term lines of credit of $105.5 million (2015 - $106.1 million), bringing total cash availability at December 31,

2016 to $258.9 million (2015 - $241.7 million), excluding restricted cash. When assessing liquidity, Belmond management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At December 31, 2016, Belmond had $5.3 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond's Liquidity and Capital Resources

In March 2015, Belmond’s board of directors approved a program enabling the Company to repurchase its shares of class A common stock up to the value of $75.0 million. During the year ended December 31, 2016, Belmond repurchased and retired 233,393 shares of class A common stock at a weighted average price of $8.54 per share and an aggregate purchase price of approximately $2.0 million. The shares repurchased represented approximately 0.2% of the Company's total shares of class A common stock outstanding prior to the repurchase. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

Covenant Compliance

Belmond is financed with a $489.0 million secured term loan and a $105.0 million revolving credit facility. The credit agreement limits Belmond’s ability to incur additional debt unless certain covenants are met. These covenants are measured on the performance of the consolidated group. The revolving credit facility in the credit agreement contains two financial covenants, a maximum net leverage test and a minimum interest cover test, which are both measured quarterly based on Belmond’s trailing 12 months results. In addition, there is debt held by consolidated variable interest entities of $113.1 million relating to Charleston Center LLC. One of the loans ($112.0 million) contains two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC.

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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $107.4 million at December 31, 2016 (December 31, 2015 - $91.2 million).

Cash Flow - Sources and Uses of Cash

At December 31, 2016 and 2015, Belmond had cash and cash equivalents of $153.4 million and $135.6 million, respectively. In addition, Belmond had restricted cash balances of $2.6 million (of which $1.8 million is classified as current restricted cash on the consolidated balance sheet and $0.8 million is classified in other assets) and $3.3 million (of which $2.6 million is classified as current restricted cash on the consolidated balance sheet and $0.7 million is classified in other assets) as of December 31, 2016 and December 31, 2015, respectively.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2016 was $61.5 million compared to $67.9 million for the year ended December 31, 2015 and $51.3 million for the year ended December 31, 2014.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net earnings from continuing operations were $35.4 million for the year ended December 31, 2016, an improvement of $18.0 million compared to earnings of $17.4 million for the year ended December 31, 2015. During the year ended December 31, 2016, there was a $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a public agency and a

$1.2 million gain on extinguishment of debt. See Financing Activities below and Note 10 to the Financial Statements for further information. In addition, during the year ended December 31, 2015, the Company recorded a non-cash gain on disposal of $19.7 million in relation to the sale of Belmond's equity method investment in Hotel Ritz by Belmond and goodwill impairments totaling $9.8 million in relation to the goodwill of Belmond Grand Hotel Europe, Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle, non-cash items affecting net cash used in operating activities which did not recur in the year ended December 31, 2016. Lastly, operating cash flows were affected by the fact that net earnings from continuing operations for the year ended December 31, 2016, included a non-cash gain from foreign currency translation of $9.2 million, compared to a non-cash loss from foreign currency translation of $5.0 million for the year ended December 31, 2015.

Net earnings from continuing operations were $17.4 million for the year ended December 31, 2015, an improvement of $15.4 million compared to earnings of $2.0 million for the year ended December 31, 2014. In addition, during the year ended December 31, 2014 Belmond paid swap termination costs of $4.0 million and key money in relation to the management agreement of Inn at Perry Cabin by Belmond of $3.0 million, neither of which cash outflows recurred in the year ended December 31, 2015. This improvement is offset in cash terms by the fact that the net earnings for the year ended December 31, 2014 included a loss on extinguishment of debt of $14.5 million. Additional non-cash items affecting the calculation of net cash provided by operating activities included impairments totaling $9.8 million in the year ended December 31, 2015 in relation to the goodwill of Belmond Grand Hotel Europe, Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle, compared to a $1.2 million in the year ended December 31, 2014 in relation to the property, plant and equipment of Belmond's former Great South Pacific Express train which was held in Australia and was not in service. The year ended December 31, 2015 also included a non-cash gain on disposal of $19.7 million in relation to the sale of Belmond's equity method investment in Hotel Ritz by Belmond, compared to a gain on disposal of property, plant and equipment of $4.1 million in relation to the sale of Inn at Perry Cabin by Belmond recognized in the year ended December 31, 2014.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2016 was $52.4 million compared to $17.4 million for the year ended December 31, 2015 and $22.4 million for the year ended December 31, 2014.

Capital expenditure of $55.1 million during the year ended December 31, 2016 included $8.1 million at Belmond Charleston Place related to the cost of adding a new high-end sports pub which opened in July 2016 as well as for roof replacement works, $5.3 million on the Venice Simplon-Orient-Express related to statutory maintenance works and the phased installation of air-conditioning, $5.2 million at Belmond La Residence d’Angkor primarily for a rooms renovation project, $5.2 million at Belmond Mount Nelson Hotel for the renovation of rooms in the hotel's main building, $4.5 million on the Belmond Grand Hibernian luxury sleeper train which commenced operations in August 2016, with the balance being for routine capital expenditures.

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

In addition, during the year ended December 31, 2016, disposal of the trains and carriages that were formerly operated as the Great South Pacific Express and a spa building at Belmond Casa de Sierra Nevada resulted in net cash proceeds of $2.7 million. The disposal of the spa building resulted in a gain of $0.3 million, which was recognized on completion and is reported within gain on sale from property, plant and equipment and equity method investments. No gain or loss arose on disposal of the train carriages.

During the year ended December 31, 2015, disposal of Belmond's equity method investment in Hotel Ritz by Belmond resulted in net cash proceeds of $43.7 million. The disposal resulted in a gain of $19.7 million, which was recognized on completion and is reported within gain on sale from property, plant and equipment and equity method investments.

During the year ended December 31, 2014, disposal of non-core assets of Inn at Perry Cabin by Belmond resulted in net cash proceeds of $37.8 million. The disposal resulted in a gain of $6.7 million, of which $3.7 million was recognized on completion on March 21, 2014 and $3.0 million, relating to Belmond’s key money contribution, was deferred to be recognized over the initial period of the management contract. Belmond continues to manage the hotel for the new owner under a management agreement with a ten-year term that permits termination on the fifth anniversary of the agreement. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations.

Release of restricted cash was $0.5 million for the year ended December 31, 2015 compared to $11.3 million for the year ended December 31, 2014. The increase in the release of restricted cash in the year ended December 31, 2014 was driven by the repayment of the outstanding property level funded debt of Belmond with the exception of Charleston Center LLC, a consolidated VIE, which took place in March 2014. Cash deposits were previously required to be held with lending banks to support Belmond's payment of interest and principal. There was a smaller increase in restricted cash in the year ended December 31, 2016 and 2015, attributable to the fact that these cash deposits with lending banks are no longer required, with the exception of the debt held by Charleston Center LLC.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2016 was $9.6 million compared to cash used in financing activities of $43.8 million for the year ended December 31, 2015 and cash used in financing activities of $10.9 million for the year ended December 31, 2014.

During the year ended December 31, 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early repayment of this loan. The net gain on extinguishment of debt reported in the statements of consolidated operations was $1.2 million after accounting for a tax indemnity of $2.8 million to our partners. Including this refinancing, principal repayments under long-term debt were therefore $13.9 million for the year ended December 31, 2016 compared to $5.4 million for the year ended December 31, 2015.

The year ended December 31, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond's shares of class A common stock, compared to $37.6 million in the year ended December 31, 2015.

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

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens and Porto Cupecoy, have been presented as discontinued operations for all periods presented. Ubud Hanging Gardens has been accounted for as a discontinued operation following an unannounced dispossession of Belmond from the hotel by the owner in November 2013. See Notes 4 and 19 to the Financial Statements.

Net cash provided by/(used in) operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities. Earnings from discontinued operations were $1.0 million for the year ended December 31, 2016, compared to losses of $1.5 million for the year ended December 31, 2015 and losses of $3.8 million for the year ended December 31, 2014. The earnings from discontinued operations for the year ended December 31, 2016 largely relates to the release of a provision at Porto Cupecoy in respect of tax claims that Belmond believes it is now effectively discharged from. See Note 19. The results of discontinued operations for the years ended December 31, 2015 and 2014 include legal fees of $0.6 million and $1.5 million, respectively, in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner.

Capital Commitments

Belmond routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations, existing debt facilities.

There were $7.8 million of capital commitments outstanding at December 31, 2016 (2015 - $8.7 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At December 31, 2016, Belmond had $602.1 million (2015 - $596.5 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at December 31, 2016 of $591.1 million (2015 - $582.9 million) is net of the unamortized original issue discount of $1.5 million (2015 - $1.9 million) and unamortized debt issuance costs of $9.5 million (2015 - $11.7 million), both of which will be amortized through interest expense over the term of the loans.

Belmond is financed with a $489.0 million secured term loan and a $105.0 million revolving credit facility.

The term loan has two tranches, a U.S. dollar tranche ($335.5 million currently outstanding) and a euro-denominated tranche (€145.9 million currently outstanding, equivalent to $153.5 million as at December 31, 2016). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The loan matures in 2021 and the annual mandatory amortization is 1% of the principal amount.

The revolving credit facility matures in March 2019 and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At December 31, 2016 the facility was undrawn and including other working capital facilities, the Company has $105.5 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 3.9 years, and the weighted average interest rate is 4.27%, which incorporates derivatives used to mitigate interest rate risk. See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2016 included above comprised $113.1 million (2015 - $97.3 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In August 2014, Charleston Center LLC entered into an $86.0 million loan secured on its real and personal property. This loan had a 2019 maturity and bore interest at a rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112.0 million new loan with the same 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, and the loan has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a public agency and associated accrued interest.

Including debt of consolidated variable entities, approximately 25% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At December 31, 2016, 52% of borrowings of Belmond were subject to floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2016:

	Contingent guarantee	Duration
December 31, 2016	$ millions

PeruRail joint venture:
Concession performance	7.3	through May 2017
Peru hotel joint venture:
Debt obligations	17.7	through 2020

Total	25.0

Belmond has contingently guaranteed, through 2020, $17.7 million of debt obligations of the joint venture in Peru that operates four hotels. Belmond has also contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $7.3 million, through May 2017. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Contractual Obligations Summary

The following table summarizes Belmond’s (excluding joint ventures) material known contractual obligations in 2017 and later years as of December 31, 2016, excluding accounts payable and accrued liabilities:

	2017	2018-2019	2020-2021	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Total long-term debt and obligations under capital leases, before deduction of discount on secured term loan and debt issuance costs	5.3	122.6	474.3	—	602.2
Operating leases	12.0	22.8	21.3	70.3	126.4
Capital commitments	7.8	—	—	—	7.8
Interest payments	25.7	47.6	23.7	—	97.0
Pension obligations	1.6	3.1	0.9	—	5.6

	52.4	196.1	520.2	70.3	839.0

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2016, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2016, Belmond has a provision of $0.3 million in respect of its uncertain tax positions in accordance with ASC 740, Income Taxes. Belmond is unable to estimate with any certainty when, or if, these liabilities will fall due. Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

Belmond had no material off-balance sheet arrangements at December 31, 2016 other than those involving its equity investees reported in Notes 5, 6 and 24 to the Financial Statements, and those described in commitments and contingencies in Note 19.

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

Belmond recorded a non-cash property, plant and equipment impairment charge of $1.0 million in the year ended December 31, 2016. See Notes 2 and 7 to the Financial Statements for discussion of assumptions used in calculating these charges and sensitivity to changes in these estimates. There were no impairments to property, plant and equipment in the year ended December 31, 2015. Belmond recorded a non-cash property, plant and equipment impairment charge of $1.2 million in the year ended December 31, 2014.
Goodwill is evaluated at least annually for impairment, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Belmond’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, the goodwill is deemed to be impaired and is written down by the extent of the difference. The determination of impairment incorporates various assumptions and uncertainties that Belmond believes are reasonable and supportable considering all available evidence. The determination of future cash flows of the business is based on various assumptions including future ADR and occupancy levels, operating margins and economic and market conditions. Other key assumptions include terminal capitalization rates, future growth rates and the related discount rates, which are affected by assumptions including equity yield, loan to value ratios and amortization terms and interest rates. These assumptions and uncertainties are, by their very nature, highly judgmental. If the assumptions are not met, Belmond may be required to recognize additional goodwill impairment losses.

There were no impairments to goodwill in the year ended December 31, 2016. Belmond recorded goodwill impairment charges during the year ended December 31, 2015. See Notes 2 and 8 to the Financial Statements for discussion of estimates used in calculating these charges and sensitivity to changes in these estimates. There were no impairments to goodwill in the year ended December 31, 2014.
Other intangible assets with indefinite useful lives are also reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Belmond uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

There were no impairments of other intangible assets in the year ended December 31, 2016, 2015 and 2014. See Note 9 to the Financial Statements for discussion of estimates used in calculating these charges and sensitivity to changes in these estimates.

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

Recent Accounting Pronouncements

As of December 31, 2016, Belmond had adopted all relevant accounting guidance, as reported in Note 2 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 2 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis.  If the rate paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $2.4 million based on borrowings outstanding at December 31, 2016.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at December 31, 2016 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 21, there is no material potential impact on net earnings at December 31, 2016 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and total equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Belmond Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

London, England
February 28, 2017

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheet

	2016	2015
December 31,	$’000	$’000

Assets
Cash and cash equivalents	153,425	135,599
Restricted cash	1,830	2,568
Accounts receivable, net of allowances of $420 and $291	25,775	27,066
Due from unconsolidated companies	12,165	12,157
Prepaid expenses and other	12,262	13,310
Inventories	23,931	25,556
Total current assets	229,388	216,256

Property, plant and equipment, net of accumulated depreciation of $368,939 and $343,247	1,074,676	1,078,361
Investments in unconsolidated companies	79,327	71,724
Goodwill	113,343	113,996
Other intangible assets	13,877	13,852
Other assets	13,457	15,286
Total assets (1)	1,524,068	1,509,475

Liabilities and Equity
Accounts payable	16,366	15,826
Accrued liabilities	69,046	71,653
Deferred revenue	31,350	32,266
Current portion of long-term debt and obligations under capital leases	5,284	5,349
Total current liabilities	122,046	125,094

Long-term debt and obligations under capital leases	585,768	577,543
Liability for pension benefit	1,447	355
Other liabilities	5,366	20,470
Deferred income taxes	122,291	123,910
Liability for uncertain tax positions	318	3,678
Total liabilities (1)	837,236	851,050

Commitments and contingencies (Note 19)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 101,793,829 (2015 - 101,447,557)	1,018	1,015
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2015 - 18,044,478)	181	181

Additional paid-in capital	979,458	975,419
Retained earnings	52,751	16,172
Accumulated other comprehensive loss	(346,777)	(334,542)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2015 - 18,044,478)	(181)	(181)
Total shareholders’ equity	686,450	658,064
Non-controlling interests	382	361
Total equity	686,832	658,425

Total liabilities and equity	1,524,068	1,509,475

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at December 31, 2016 and December 31, 2015 is Charleston Center LLC. These assets and liabilities at December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
	$’000	$’000

Assets
Cash and cash equivalents	2,233	2,569
Accounts receivable, net of allowances of $Nil and $Nil	3,066	2,712
Prepaid expenses and other	365	1,232
Inventories	1,296	1,231
Total current assets	6,960	7,744

Property, plant and equipment, net of accumulated depreciation of $35,902 and $30,260	201,861	201,342
Other assets	1,455	1,566
Total assets	210,276	210,652

Liabilities
Accounts payable	4,558	3,764
Accrued liabilities	3,099	2,910
Deferred revenue	1,714	2,551
Current portion of long-term debt and obligations under capital leases	242	229
Total current liabilities	9,613	9,454

Long-term debt and obligations under capital leases	111,968	96,392
Other liabilities	40	16,540
Total liabilities	121,621	122,386

See further description in Note 5, Variable interest entities.

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Revenue (1)	549,824	551,385	585,715

Expenses:
Cost of services	240,097	243,609	262,603
Selling, general and administrative	198,590	206,197	219,584
Depreciation and amortization	52,396	50,513	52,004
Impairment of goodwill	—	9,796	—
Impairment of property, plant and equipment	1,007	—	1,211

Total operating costs and expenses	492,090	510,115	535,402

Gain on disposal of property, plant and equipment and equity method investments	938	20,275	4,128

Earnings from operations	58,672	61,545	54,441

Gain/(loss) on extinguishment of debt	1,200	—	(14,506)
Other income	—	—	1,257
Interest income (2)	853	926	1,418
Interest expense	(29,155)	(32,101)	(36,767)
Foreign currency, net	9,186	(5,016)	2,262

Earnings before income taxes and earnings from unconsolidated companies, net of tax	40,756	25,354	8,105

Provision for income taxes	(16,368)	(17,041)	(15,542)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	24,388	8,313	(7,437)

Earnings from unconsolidated companies, net of tax provision/(benefit) of $5,650, $1,466 and $(702)	11,013	9,075	9,484

Earnings from continuing operations	35,401	17,388	2,047

Net earnings/(losses) from discontinued operations, net of tax provision of $Nil, $Nil and $713	1,032	(1,534)	(3,782)

Net earnings/(losses)	36,433	15,854	(1,735)

Net (earnings)/losses attributable to non-controlling interests	(109)	411	(145)

Net earnings/(losses) attributable to Belmond Ltd.	36,324	16,265	(1,880)
(1) Includes revenue from related parties of $15,458,000, $13,123,000 and $12,988,000, respectively
(2) Includes interest income from related parties of $Nil, $301,000, and $904,000, respectively

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2016	2015	2014
Year ended December 31,	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.35	0.17	0.02
Net earnings/(losses) from discontinued operations	0.01	(0.01)	(0.04)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.36	0.16	(0.02)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.34	0.17	0.02
Net earnings/(losses) from discontinued operations	0.01	(0.01)	(0.04)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.35	0.16	(0.02)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Net earnings/(losses)	36,433	15,854	(1,735)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax (benefit)/provision of $(809), $Nil and $(462)	(10,848)	(88,457)	(152,155)
Change in fair value of derivatives, net of tax provision/(benefit) of $222, $(352) and $1,503	867	(522)	(188)
Change in pension liability, net of tax (benefit)/provision of $(530),$147 and $(528)	(2,119)	580	(1,926)
Total other comprehensive losses, net of tax	(12,100)	(88,399)	(154,269)

Total comprehensive income/(losses)	24,333	(72,545)	(156,004)

Comprehensive (income)/losses attributable to non-controlling interests	(244)	688	1,021

Comprehensive income/(losses) attributable to Belmond Ltd.	24,089	(71,857)	(154,983)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	2016	2015	2014
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net earnings/(losses)	36,433	15,854	(1,735)
Less: Net earnings/(losses) from discontinued operations, net of tax	1,032	(1,534)	(3,782)

Net earnings from continuing operations	35,401	17,388	2,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,396	50,513	52,004
Impairment of goodwill	—	9,796	—
Impairment of property, plant and equipment	1,007	—	1,211
Gain on disposal of property, plant and equipment and equity method investments	(938)	(20,275)	(4,128)
(Gain)/loss on extinguishment of debt	(1,200)	—	14,506
Earnings from unconsolidated companies, net of tax	(11,013)	(9,075)	(9,484)
Amortization of debt issuance costs and discount on secured term loan	3,044	2,903	3,921
Share-based compensation	6,272	6,707	7,928
Change in provisions for uncertain tax positions	(3,350)	279	496
Benefit from deferred income tax	(305)	(124)	(11,246)
Other non-cash movements	567	(1,076)	3,950
Effect of exchange rates on net earnings/(losses)	(12,258)	896	(4,518)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	1,961	(536)	1,593
Due from unconsolidated companies	(788)	1,167	(2,784)
Prepaid expense and other	668	(725)	(2,500)
Inventories	(504)	1,962	2,251
Escrow and prepaid customer deposits	379	(1,284)	(615)
Accounts payable	877	(5,703)	3,178
Accrued liabilities	245	10,127	(2,059)
Deferred revenue	(1,434)	5,877	227
Other liabilities	(14,121)	—	—
Other, net	148	(3,008)	48
Other cash movements:
Dividends from equity method investees	4,449	3,649	3,725
Proceeds from insurance settlements	—	—	887
Payment of key money	—	—	(3,000)
Payment of swap termination costs	—	—	(3,985)

Net cash provided by operating activities from continuing operations	61,503	69,458	53,653
Net cash provided by/(used in) operating activities from discontinued operations	38	(1,534)	(2,317)

Net cash provided by operating activities	61,541	67,924	51,336

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

	2016	2015	2014
Year ended December 31,	$'000	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(55,104)	(56,395)	(63,454)
Capital expenditure to acquire intangible assets	—	(714)	(269)
Investments in unconsolidated companies	—	(4,061)	(4,082)
Increase in restricted cash	(6)	—	(526)
Release of restricted cash	—	519	11,324
Change in deferred revenue for asset sale deposits	—	(500)	(3,500)
Proceeds from insurance settlements	—	—	297
Proceeds from sale of property, plant and equipment and equity method investments	2,746	43,742	37,842

Net cash used in investing activities from continuing operations	(52,364)	(17,409)	(22,368)
Net cash provided by investing activities from discontinued operations	—	—	—

Net cash used in investing activities	(52,364)	(17,409)	(22,368)

Cash flows from financing activities:
Payments on working capital facilities	—	—	(133)
Repurchase of shares	(1,992)	(37,565)	—
Exercised stock options and vested share awards	17	35	19
Dividend to non-controlling interest	(15)	(20)	—
Issuance of long-term debt	26,000	—	572,046
Debt issuance costs	(465)	(856)	(17,798)
Principal payments under long-term debt	(13,904)	(5,432)	(565,051)

Net cash provided by/(used in) financing activities from continuing operations	9,641	(43,838)	(10,917)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by/(used in) financing activities	9,641	(43,838)	(10,917)

Effect of exchange rate changes on cash and cash equivalents	(992)	(6,196)	(6,486)

Net increase in cash and cash equivalents	17,826	481	11,565

Cash and cash equivalents at beginning of period (includes $Nil, $Nil and $394 of cash presented within assets held for sale)	135,599	135,118	123,553

Cash and cash equivalents at end of period (includes $Nil, $Nil, $Nil of cash presented within assets held for sale)	153,425	135,599	135,118

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2014	—	1,036	181	992,860	7,643	(93,317)	(181)	2,423	910,645
Share-based compensation	—	—	—	7,928	—	—	—	—	7,928
Exercised stock options and vested share awards	—	4	—	15	—	—	—	—	19
Dividend to non-controlling interest	—	—	—	—	—	—	—	(327)	(327)
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(1,880)	—	—	145	(1,735)
Other comprehensive loss	—	—	—	—	—	(153,103)	—	(1,166)	(154,269)

Balance, December 31, 2014	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Share-based compensation	—	—	—	6,707	—	—	—	—	6,707
Exercised stock options and vested share awards	—	8	—	27	—	—	—	—	35
Repurchase of shares	—	(33)	—	(32,118)	(5,856)	—	—	—	(38,007)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(26)	(26)
Comprehensive loss:
Net earnings attributable to common shares	—	—	—	—	16,265	—	—	(411)	15,854
Other comprehensive loss	—	—	—	—	—	(88,122)	—	(277)	(88,399)

Balance at December 31, 2015	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	6,272	—	—	—	—	6,272
Exercised stock options and vested share awards	—	5	—	12	—	—	—	—	17
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(223)	(223)
Comprehensive loss:
Net earnings attributable to common shares	—	—	—	—	36,324	—	—	109	36,433
Other comprehensive loss	—	—	—	—	—	(12,235)	—	135	(12,100)

Balance at December 31, 2016	—	1,018	181	979,458	52,751	(346,777)	(181)	382	686,832

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

At December 31, 2016, Belmond owned, invested in or managed 34 deluxe hotels and resort properties operating in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France.

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

Belmond revised the order of the presentation of these segments in the year ended December 31, 2016 and included a new sub-total to show management fees earned by the Company. In addition, Belmond reclassified certain expenses associated with the Company’s development team from the Part-owned/managed hotels segment to central costs. Prior periods have been re-presented to reflect the current period presentation. There has not been a material impact on the consolidated financial statements. See Note 23.

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

When determining the fair value of a reporting unit, Belmond is required to make significant judgments that Belmond believes are reasonable and supportable considering all available internal and external evidence at the time. However, these estimates and assumptions are, by their nature, highly judgmental. Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of Belmond’s routine, long-term planning process, available industry/market data (to the extent available), Belmond’s strategic plans, estimates of long-term growth rates taking into account Belmond’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 1.2% to 4.9% (December 31, 2015 - 2.7% to 7.4%), and pre-tax discount rates which for the year ended December 31, 2016 range from 7.5% to 16.7% (December 31, 2015 - 8.3% to 16.9%).

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair values of Belmond’s  reporting units may include such items as (i) a prolonged weakness in the general economic conditions in which the reporting units operate and therefore negatively impacting occupancy and room rates, (ii) an economic recovery that significantly differs from Belmond’s assumptions in timing and/or degree, (iii) volatility in the equity and debt markets which could result in a higher discount rate, (iv) shifts or changes in future travel patterns from Belmond’s significant demographic markets that have not been anticipated, (v) changes in competitive supply, (vi) political and security instability in countries where Belmond operates and (vii) deterioration of local economies due to the uncertainty over currencies or currency unions and other factors which could lead to changes in projected cash flows of Belmond’s properties as customers reduce their discretionary spending. If the assumptions used in the impairment analysis are not met or materially change, Belmond may be required to recognize additional goodwill impairment losses which may be material to the financial statements.

Other intangible assets

Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred. Other intangible assets with definite useful lives are tested for impairment if events or changes in circumstances indicate that the asset may be impaired. Belmond uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

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

Previously recognized compensation cost is not reversed if an employee share option for which the requisite service has been rendered expires unexercised (or unconverted). If stock options are forfeited, then the compensation expense accrued is reversed.  Prior to December 31, 2016, Belmond did not estimate a future forfeitures rate and did not incorporate it into the grant value on issue of the awards on the grounds of materiality. As of December 31, 2016 Belmond adopted new guidance and made an accounting policy election to allow the recognition of the effects of forfeitures in compensation cost when they occur.

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

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $38,361,000 in 2016 (2015 - $40,381,000; 2014 - $42,251,000).

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

Deferred income taxes result from temporary differences between the carrying value of assets and liabilities recognized for financial reporting purposes and their respective tax bases. Deferred taxes are measured at enacted statutory rates and are adjusted in the period enacted rates change. All deferred tax assets and liabilities are classified as non-current and are netted according to tax-paying component and jurisdiction.

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

Accounting pronouncements adopted during the year

In March 2016, the FASB issued new guidance which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted. Some elements of the new guidance are applicable on a prospective basis, some elements on a retrospective basis and some using a modified retrospective transition method. Belmond has early adopted this guidance as of December 31, 2016. The adoption of this guidance did not have a material effect on Belmond’s consolidated financial statements.

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

In August 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The new guidance will be applied on a retrospective basis where applicable. Belmond is currently evaluating the impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

In October 2016, the FASB issued new guidance which amends the existing guidance on related parties that are under common control. The new standard requires that a single decision maker consider indirect interests held by related parties under common control on a proportionate basis in a manner consistent with its evaluation of indirect interests held through other related parties. The guidance is effective for annual periods beginning on or after December 15, 2016, including interim and annual periods, with early adoption permitted. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for annual and interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The new guidance will be applied on a prospective basis. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

3.    Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

Year ended December 31,	2016	2015	2014

Numerator ($'000)
Net earnings/(losses) from continuing operations	35,401	17,388	2,047
Net earnings/(losses) from discontinued operations	1,032	(1,534)	(3,782)
Net losses/(earnings) attributable to non-controlling interests	(109)	411	(145)

Net earnings/(losses) attributable to Belmond Ltd.	36,324	16,265	(1,880)

Denominator (shares '000)
Basic weighted average shares outstanding	101,586	103,163	103,837
Effect of dilution	1,369	1,193	2,291

Diluted weighted average shares outstanding	102,955	104,356	106,128

	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.348	0.169	0.020
Net earnings/(losses) from discontinued operations	0.010	(0.015)	(0.036)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	0.004	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.357	0.158	(0.017)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.344	0.167	0.019
Net earnings/(losses) from discontinued operations	0.010	(0.015)	(0.036)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	0.004	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.353	0.156	(0.018)

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2016	2015	2014

Share options	1,679,817	1,441,972	810,500

Total	1,679,817	1,441,972	810,500

The number of share options and share-based awards unexercised at December 31, 2016 was 3,904,614 (2015 - 3,950,794; 2014 - 5,157,292).

4.    Assets held for sale and discontinued operations

At December 31, 2016 and 2015, no assets and liabilities were classified as held for sale.

For the years ended December 31, 2016, 2015 and 2014, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

During the year ended December 31, 2016, a sale was completed on the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia. During the year ended December 31, 2014, a sale was completed on one condominium relating to Porto Cupecoy on the Dutch side of St Martin. Also, during the year ended December 31, 2014, Inn at Perry Cabin by Belmond, St Michaels, Maryland was sold. Due to Belmond's continuing involvement in managing the hotel, its results are presented within continuing operations.

(a)    Properties sold: Inn at Perry Cabin by Belmond and Great South Pacific Express

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

The following is a summary of net assets sold and the gain recorded on sale for Inn at Perry Cabin by Belmond:

Year ended December 31,	2014
Inn at Perry Cabin by Belmond
March 21, 2014
$'000

Property, plant & equipment	32,293
Net working capital deficit	(820)
Net assets	31,473

Consideration:
Cash	25,680
Reduction in debt facility on sale of hotel	11,020
Key money retained by buyer	3,000
Less: Working capital adjustment	(1,130)
Less: Costs to sell	(393)
38,177

Gain on sale	6,704

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

Summarized results of the properties classified as discontinued operations for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year ended December 31, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	69	963	1,032

Earnings before tax	69	963	1,032

Net earnings from discontinued operations	69	963	1,032

	Year ended December 31, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sales and impairment	(636)	(898)	(1,534)

Losses before tax	(636)	(898)	(1,534)

Net losses from discontinued operations	(636)	(898)	(1,534)

	Year ended December 31, 2014
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	600	600

Losses before tax, gain on sale and impairment	(1,486)	(1,583)	(3,069)

Losses before tax	(1,486)	(1,583)	(3,069)
Tax provision	(713)	—	(713)

Net losses from discontinued operations	(2,199)	(1,583)	(3,782)

The results of discontinued operations for the year ended December 31, 2016 included earning of $69,000 due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. In addition, the results of discontinued operations for the year ended December 31, 2016 included earnings of $963,000 at Porto Cupecoy due to the release of a provision in respect of tax claims that Belmond believes it is now effectively discharged from. See Note 19.

The results of discontinued operations for the years ended December 31, 2015 and 2014 comprised legal fees of $636,000 and $1,486,000 , respectively, in relation to Ubud Hanging Gardens.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond Ltd are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can only be used to settle obligations of Charleston Center LLC totaled $210,276,000 at December 31, 2016 (December 31, 2015 - $210,652,000) and exclude goodwill of $40,395,000 (December 31, 2015 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $121,621,000 (December 31, 2015 - $122,386,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	2016	2015	2016	2015
December 31,	$’000	$’000	$’000	$’000

Investment	2,818	2,972	2,818	2,972
Due from unconsolidated company	4,771	4,872	4,771	4,872
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	7,589	7,844	7,589	7,844

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

6.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at December 31, 2016, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

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

The following table shows the net proceeds to Belmond and a summary of net assets sold, resulting in a gain of $19,676,000 that is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations:

Hotel Ritz by Belmond
May 21, 2015
$'000

Receivables due from unconsolidated companies	29,679
Investments in unconsolidated companies	—
Net assets sold	29,679
Transfer of foreign currency translation gain	(5,613)
24,066

Consideration:
Cash	42,197
Less: Costs to sell	(747)
Plus: Management contract termination fee	2,292
43,742

Gain on sale	19,676

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	2016	2015
December 31,	$’000	$’000

Current assets	96,247	59,372

Property, plant and equipment, net of accumulated depreciation	295,662	207,469
Other non-current assets	29,442	30,643
Non-current assets	325,104	238,112

Total assets	421,351	297,484

Current liabilities, including $21,021 and $19,171 current portion of third-party debt	89,785	86,092

Long-term debt	153,876	48,681
Other non-current liabilities	27,545	26,540
Non-current liabilities	181,421	75,221

Total shareholders’ equity	150,145	136,171

Total liabilities and shareholders’ equity	421,351	297,484

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Revenue	191,551	160,614	172,793

Gross profit[1]	135,000	104,708	105,333

Net earnings[2]	21,720	17,723	19,622
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

There are contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at December 31, 2016, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2020, $17,734,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $7,261,000, through May 2017.

At December 31, 2014, Belmond guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the year ended December 31, 2015. See Note 5.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2016	2015
December 31,	$’000	$’000

Land and buildings	1,010,362	994,382
Machinery and equipment	179,537	182,510
Furniture, fixtures and equipment	235,098	225,943
River cruise ship and canal boats	18,618	18,773

	1,443,615	1,421,608
Less: Accumulated depreciation	(368,939)	(343,247)

Total property, plant and equipment, net of accumulated depreciation	1,074,676	1,078,361

The depreciation charge on property, plant and equipment of continuing operations for the year ended December 31, 2016 was $51,835,000 (2015 - $49,982,000; 2014 - $51,629,000).

The table above includes the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $201,861,000 (2015 - $201,342,000). See Note 5.

There was no capitalized interest in the year ended December 31, 2016 (2015 - $Nil; 2014 - $Nil).

During the year ended December 31, 2016, Belmond considered whether the decline in performance of Belmond Orcaella, a cruise ship in Myanmar under long-term charter, caused by increased competition in Myanmar indicated that the carrying amount of the business' fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on management’s best estimate of the recoverable value. The impairment charge of $1,007,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.

During the year ended December 31, 2016, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of Belmond Northern Belle's fixed assets may not be recoverable. Under the first step of the fixed assets impairment test, the sum of the undiscounted cash flows expected to result from the operations of Belmond Northern Belle was in excess of its carrying value. Belmond Northern Belle had a property, plant and equipment balance of $4,332,000 at December 31, 2016. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the reporting unit include the future operating projections of the train, particularly passenger numbers and ticket prices, and any deterioration in the U.K. regional economy. Any failure to meet these assumptions may result in an impairment charge that would write down the carrying value of assets to fair value in future periods.

There were no impairments of property, plant and equipment in the year ended December 31, 2015.

In the year ended December 31, 2014, Belmond identified and recorded a non-cash property, plant and equipment impairment charge of $1,211,000 relating to the write-down to fair value of train carriages of Belmond's former Great South Pacific Express train, which were held in Australia and not in service. The impairment charge was included within impairment of property, plant and equipment in the statements of consolidated operations.

8.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	Beginning balance at January 1, 2016					Ending balance at December 31, 2016
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2016	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,263	(14,202)	50,061	—	196	64,459	(14,202)	50,257
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	19,975	(13,149)	6,826	—	606	20,581	(13,149)	7,432
Owned trains and cruises	7,780	(662)	7,118	—	(1,455)	6,325	(662)	5,663

Total	158,119	(44,123)	113,996	—	(653)	157,466	(44,123)	113,343

	Beginning balance at January 1, 2015					Ending balance at December 31, 2015
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2015	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	71,292	(10,104)	61,188	(4,098)	(7,029)	64,263	(14,202)	50,061
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	21,705	(8,113)	13,592	(5,036)	(1,730)	19,975	(13,149)	6,826
Owned trains and cruises	7,873	—	7,873	(662)	(93)	7,780	(662)	7,118

Total	166,971	(34,327)	132,644	(9,796)	(8,852)	158,119	(44,123)	113,996

Belmond's annual impairment test date is October 1, when all reporting units with goodwill balances are reviewed for impairment. The first step of the impairment test compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of a reporting unit is determined using internally developed discounted future cash flow models, which include input from external valuation experts to provide discount and long term growth rates. If an impairment is indicated, the second step of the impairment test compares the implied fair value of the reporting unit's goodwill to its carrying amount. An impairment loss is measured as the excess of the carrying value of a reporting unit's goodwill over its implied fair value.
There were no impairments to goodwill in the year ended December 31, 2016.
In the three months ended December 31, 2016, Belmond considered whether the declining financial performance of '21' Club caused by stock market volatility and neighboring construction works indicated that it was more likely than not that the fair value of '21' Club was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of '21' Club was approximately 3% in excess of its carrying value. '21' Club had a goodwill balance of $9,596,000 at December 31, 2016. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the restaurant, volatility in debt or equity markets that could result in changes to the discount rate, political instability in the region or changes in future travel patterns.

Also, in the three months ended December 31, 2016, Belmond considered whether the difficult economic condition in Russia indicated that it was more likely than not that the fair value of Belmond Grand Hotel Europe was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of Belmond Grand Hotel Europe was approximately 21% in excess of its carrying value. Belmond Grand Hotel Europe had a goodwill balance of $9,199,000 at December 31, 2016. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, economic sanctions and the timing and extent of recovery in the Russian economy.

During the year ended December 31, 2015, the following non-cash goodwill impairment charges were identified and recorded:

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

There were no impairments to goodwill in the year ended December 31, 2014.

9.    Other intangible assets

Other intangible assets consist of the following as of December 31, 2016 and 2015:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2015	8,586	1,888	7,100	17,574
Additions	714	—	—	714
Foreign currency translation adjustment	(807)	(97)	—	(904)

Balance at December 31, 2015	8,493	1,791	7,100	17,384

Additions	—	177	—	177
Foreign currency translation adjustment	8	(310)	479	177

Balance at December 31, 2016	8,501	1,658	7,579	17,738

Accumulated amortization:
Balance at January 1, 2015	2,486	1,130		3,616
Charge for the year	341	190		531
Foreign currency translation adjustment	(554)	(60)		(614)

Balance at December 31, 2015	2,273	1,260		3,533

Charge for the year	373	188		561
Foreign currency translation adjustment	(10)	(223)		(233)

Balance at December 31, 2016	2,636	1,225		3,861

Net book value:
December 31, 2014	6,100	758	7,100	13,958

December 31, 2015	6,220	531	7,100	13,851

December 31, 2016	5,865	433	7,579	13,877

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the year ended December 31, 2015, favorable lease asset additions of $714,000 were recorded and relate to a concession obtained by Belmond Villa Sant'Andrea in Sicily, Italy to operate a portion of beach adjacent to the hotel.

In the year ended December 31, 2016, 2015 and 2014, no impairments of other intangible assets were recognized.

The trade name at Belmond Grand Hotel Europe was tested for impairment as of October 1, 2016. Under the first step of the impairment test, the fair value of the Belmond Grand Hotel Europe trade name was approximately 42% in excess of its carrying value. Belmond Grand Hotel Europe had a trade name balance of $7,579,000 at December 31, 2016. See Note 8 for discussion of factors that could reasonably be expected to potentially have an adverse effect on the fair value of the trade name.

Amortization expense from continuing operations for the year ended December 31, 2016 was $561,000 (2015 - $531,000; 2014 - $375,000). Estimated amortization expense for each of the years ending December 31, 2017 to December 31, 2021 is approximately $561,000.

10.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2016	2015
December 31,	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 2 to 5 years (2015 - four to 13 years), with a weighted average interest rate of 4.27% (2015 - 4.28%)	602,083	596,428
Obligations under capital lease	19	59

Total long-term debt and obligations under capital leases	602,102	596,487

Less: Current portion	5,284	5,349
Less: Discount on secured term loan	1,515	1,894
Less: Debt issuance costs	9,535	11,701

Non-current portion of long-term debt and obligations under capital lease	585,768	577,543

Belmond is financed with a $488,985,000 secured term loan and a $105,000,000 revolving credit facility.

The term loan has two tranches, a U.S. dollar tranche ($335,513,000 currently outstanding) and a euro-denominated tranche (€145,875,000 currently outstanding, equivalent to $153,472,000 as at December 31, 2016). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche originally had an interest rate of EURIBOR plus 3.25% per annum. The euro-denominated tranche was repriced in June 2015 to a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in 2021 and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility matures in March 2019 and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

In August 2014, Charleston Center LLC entered into an $86,000,000 loan secured on its real and personal property. This loan had a 2019 maturity and an interest rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112,000,000 new loan with the same 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, and the loan has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain reported in the statements of consolidated operations of $1,200,000 upon the extinguishment of the debt, including the payment of a tax indemnity to our partners of $2,800,000 in respect of their allocation of income from the discount arising on the cancellation of indebtedness.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at December 31, 2016:

Year ended December 31,	$’000

2017	5,284
2018	5,286
2019	117,298
2020	5,312
2021	468,922
2022 and thereafter	—

Total long-term debt and obligations under capital lease	602,102

The Company has guaranteed $488,985,000 of the long-term debt of its subsidiary companies as at December 31, 2016 (2015 -$499,100,000).

The tables above include the debt of Charleston Center LLC of $113,098,000 at December 31, 2016 (2015 - $97,328,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

Debt issuance costs related to the above outstanding long-term debt were $9,535,000 at December 31, 2016 (2015 - $11,701,000), including $888,000 at December 31, 2016 (2015 - $707,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)    Revolving credit and working capital facilities

Belmond had approximately $105,525,000 of revolving credit and working capital facilities at December 31, 2016 (2015 - $106,082,000) of which $105,525,000 was available (2015 - $106,082,000).

11.    Other liabilities

The major balances in other liabilities are as follows:

	2016	2015
December 31,	$’000	$’000

Interest rate swaps (see Note 21)	1,054	1,733
Long-term accrued interest on subordinated debt at Charleston Center LLC (see Note 10)	—	16,540
Deferred gain on sale of Inn at Perry Cabin by Belmond	1,350	1,950
Deferred lease incentive	162	247
Tax indemnity provision on extinguishment of debt (see Note 10)	2,800	—

Total other liabilities	5,366	20,470

12.    Pensions

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2016	2015	2014
Year ended December 31,	%	%	%

Discount rate	3.85	3.70	4.50
Expected long-term rate of return on plan assets	4.90	4.10	4.80

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2016	2015
December 31,	%	%

Discount rate	2.70	3.85

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the benefit obligations arise.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2016 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of Belmond’s pension plan assets at December 31, 2016 and 2015 by asset category is as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2016	$’000	$’000	$’000	$’000

Cash	2,840	2,840	—	—
Equity securities:
U.K. managed funds	4,461	4,461	—	—
Overseas managed funds	5,667	5,667	—	—
Fixed income securities:
U.K. government bonds	2,774	2,774	—	—
Corporate bonds	2,004	2,004	—	—
Other types of investments:
Quoted hedge funds	4,330	4,330	—	—
Annuities	1,942	—	—	1,942

	24,018	22,076	—	1,942

	Total	Level 1	Level 2	Level 3
December 31, 2015	$’000	$’000	$’000	$’000

Cash	1,101	1,101	—	—
Equity securities:
U.K. managed funds	5,509	5,509	—	—
Overseas managed funds	4,999	4,999	—	—
Fixed income securities:
U.K. government bonds	860	860	—	—
Corporate bonds	5,847	5,847	—	—
Other types of investments:
Quoted hedge funds	3,860	3,860	—	—
Annuities	2,026	—	—	2,026

	24,202	22,176	—	2,026

The value of the annuities is the present value at the measurement date of the expected future cashflows under the annuity policy in which significant unobservable inputs were used. Therefore, we have classified the annuities as Level 3 assets.

All other assets are valued using quoted market prices in active markets or other observable inputs.

Reconciliations of fair value measurements using significant unobservable inputs (Level 3) at December 31, 2016 and 2015 are as follows:

Annuities
Year ended December 31, 2016	$’000

Beginning balance at January 1, 2016	2,026
Foreign exchange	(342)
Actual return on plan assets:
Assets still held at the reporting date	321
Purchases, sales and settlements, net	(63)

Ending balance at December 31, 2016	1,942

Annuities
Year ended December 31, 2015	$’000

Beginning balance at January 1, 2015	2,186
Foreign exchange	(112)
Actual return on plan assets:
Assets still held at the reporting date	25
Purchases, sales and settlements, net	(73)

Ending balance at December 31, 2015	2,026

The allocation of the assets was in compliance with the target allocation set out in the plan investment policy, the principal objectives of which are to deliver returns above those of government and corporate bonds and to minimize the cost of providing pension benefits.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	24,556	27,353	24,768
Interest cost	861	984	1,092
Actuarial loss/(gain)	5,259	(702)	3,680
Benefits paid	(529)	(1,723)	(468)
Foreign currency translation	(4,682)	(1,356)	(1,719)

Benefit obligation at end of year	25,465	24,556	27,353

Change in plan assets:
Fair value of plan assets at beginning of year	24,202	24,968	23,162
Actual return on plan assets	3,116	309	1,821
Employer contributions	1,730	1,946	2,025
Benefits paid	(529)	(1,723)	(468)
Foreign currency translation	(4,501)	(1,298)	(1,572)

Fair value of plan assets at end of year	24,018	24,202	24,968

Funded status at end of year	(1,447)	(354)	(2,385)

Net actuarial loss/(gain) recognized in other comprehensive loss	2,649	(727)	2,449

Amounts recognized in the consolidated balance sheets consist of the following:

	2016	2015
December 31,	$’000	$’000

Non-current liabilities	1,447	354

Amounts recognized in accumulated other comprehensive loss gross of tax consist of the following:

	2016	2015
December 31,	$’000	$’000

Net loss	(12,583)	(9,934)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in accumulated other comprehensive loss	(12,583)	(9,934)

The following table details certain information with respect to Belmond’s U.K. defined benefit pension plan:

	2016	2015
Year ended December 31,	$’000	$’000

Projected benefit obligation	25,465	24,556

Accumulated benefit obligation	25,465	24,556

Fair value of plan assets	24,018	24,202

Components of net periodic benefit cost are as follows:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	861	984	1,092
Expected return on assets	(1,121)	(1,034)	(1,139)
Net amortization and deferrals	615	750	550

Net periodic benefit cost	355	700	503

A U.K. subsidiary of Belmond is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,565,000 at December 31, 2016) annually until the plan is fully funded, which based on its December 2012 actuarial assessment (prepared using assumptions which differ in some respects to those used to value the liability for these financial statements), is projected to occur in 2017. Once the plan is fully funded, the U.K. subsidiary will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond Ltd. guaranteed the payment obligations of the U.K. subsidiary through 2023, subject to a cap of £8,200,000 (equivalent to $10,086,000 at December 31, 2016), which reduces commensurately with every payment made to the plan since December 31, 2012.

The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2017	531
2018	440
2019	609
2020	488
2021	627
Next five years	4,253

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $744,000.

Certain employees of Belmond were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,052	2,199	2,527

13.    Income taxes

The Company is incorporated in Bermuda and migrated its tax residence to the United Kingdom on April 1, 2015. Belmond’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions where the tax benefit is not recognized. In the year ended December 31, 2016, the additional tax attributable to taxation rates in excess of the territory where Belmond Ltd. is tax resident had the impact of increasing the provision for income taxes by $9,509,000 (2015: $12,948,000).

Accordingly, the income tax provision is attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, and is impacted by the effect of valuation allowances and uncertain tax positions. The income tax provision is also affected by certain items that may occur in any given year, but are not consistent from year to year.

The provision for income taxes consists of the following:

		Provision for income taxes
Year ended December 31, 2016	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(6,702)	949	(444)	505
Bermuda	160	—	—	—
United States	2,681	(1,510)	(1,978)	(3,488)
Brazil	15,303	5,498	(121)	5,377
Italy	19,971	4,468	1,998	6,466
Peru	13,965	4,261	1,625	5,886
Rest of the world	(4,622)	3,007	(1,385)	1,622

	40,756	16,673	(305)	16,368

		Provision for income taxes
Year ended December 31, 2015	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(18,965)	1,585	(2,262)	(677)
Bermuda	(4,315)	—	—	—
United States	1,439	1,310	1,698	3,008
Brazil	10,380	2,768	760	3,528
Italy	17,351	4,006	(824)	3,182
Peru	12,078	3,154	(677)	2,477
Rest of the world	7,386	4,341	1,182	5,523

	25,354	17,164	(123)	17,041

		Provision for income taxes
Year ended December 31, 2014	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(3,476)	535	(1,279)	(744)
Bermuda	(25,702)	—	—	—
United States	312	1,867	(193)	1,674
Brazil	21,275	7,872	(447)	7,425
Italy	9,572	6,752	(1,738)	5,014
Peru	9,505	3,923	(1,652)	2,271
Rest of the world	(3,381)	5,540	(5,638)	(98)

	8,105	26,489	(10,947)	15,542

The reconciliation of earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2016	2015	2014
Year ended December 31,	$'000	$'000	$'000

Earnings/(losses) before provision for income taxes and earnings from unconsolidated companies, net of tax	40,756	25,354	8,105

Tax charge at statutory tax rate of 20%,15% and Nil% (1)	8,151	3,803	—

Exchange rate movements on deferred tax	(1,785)	(1,912)	(3,680)
Notional interest deductions	(1,812)	(1,867)	(1,622)
Imputed cross border charges	995	716	—
Disallowable goodwill impairment charges	—	2,198	—
Other permanent disallowable expenditure/(income)	483	5,762	2,566
Unrecognized tax loss generated on disposal of Hotel Ritz by Belmond	—	(16,029)	—
Change in valuation allowance	4,876	16,320	4,573
Difference in taxation rates	9,509	12,948	15,089
Change in provisions for uncertain tax positions	(3,350)	279	545
Change in tax rates	(643)	(5,121)	(2,081)
Other	(56)	(56)	152

Provision for income taxes	16,368	17,041	15,542

(1) The Company migrated its tax residence to the United Kingdom on April 1, 2015, which has a statutory tax rate of 20%. Prior to that date, the Company was tax resident in Bermuda, which does not impose an income tax. The statutory tax rate of 15% represents the average statutory tax rate for the 12 months ended December, 31 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following summarizes Belmond’s net deferred tax assets and liabilities:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	82,292	89,513	111,779
Pensions	255	63	477
Share-based compensation	3,617	2,978	3,872
Other	8,283	8,952	11,559
Less: Valuation allowance	(70,241)	(69,928)	(91,462)

Net deferred tax assets	24,206	31,578	36,225

Other	(5,032)	(7,427)	(6,138)
Property, plant and equipment	(141,231)	(147,265)	(162,625)

Deferred tax liabilities	(146,263)	(154,692)	(168,763)

Net deferred tax liabilities	(122,057)	(123,114)	(132,538)

The Company nets deferred tax assets and liabilities where permitted to do so on a jurisdictional basis.

Non-current deferred income tax liabilities are presented separately on the face of the consolidated balance sheets for all periods and non-current deferred tax assets are included within Other assets.

The gross amount of tax loss carry-forwards is $369,523,000 at December 31, 2016 (2015 - $354,717,000). Of this amount, $11,715,000 will expire in the five years ending December 31, 2021 and a further $78,755,000 will expire in the five years ending December 31, 2026. The remaining losses of $279,053,000 will expire after December 31, 2026 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

A deferred tax liability of $1,669,000 (2015 - $541,000) has been recognized in respect of income taxes and foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of the investments in foreign joint ventures. Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The cumulative amount of such unremitted earnings is approximately $1,355,000,000 at December 31, 2016 (2015 - $1,267,000,000). The determination of the additional deferred taxes that have not been provided is not practical.

Belmond’s 2016 tax provision of $16,368,000 (2015 - $17,041,000; 2014 - $15,542,000) included a benefit of $3,350,000 (2015 - charge of $279,000; 2014 - charge of $545,000) in respect of the provision for uncertain tax positions, of which a charge of $639,000 (2015 - charge of $247,000; 2014 - benefit of $426,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2016 provision for income taxes included a deferred tax provision of $4,876,000 in respect of valuation allowances due to a change in judgment concerning Belmond’s ability to realize loss carryforwards and other deferred tax assets in certain jurisdictions compared to a $16,320,000 provision in 2015.

At December 31, 2016, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2016	$’000	$’000	$’000	$’000

Balance, January 1, 2016	3,678	2,967	656	55
Additional uncertain tax provision identified during the year	78	61	4	13
Increase to uncertain tax provision on prior year positions	4	—	4	—
Uncertain tax provisions settled during the year	(3,308)	(2,668)	(640)	—
Decreases as a result of expiration of the statute of limitations	(124)	(104)	(2)	(18)
Foreign exchange	(10)	(7)	(1)	(2)

Balance at December 31, 2016	318	249	21	48

At December 31, 2016, Belmond recognized a $318,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2016, if recognized, would affect the effective tax rate.

At December 31, 2015, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2015	$’000	$’000	$’000	$’000

Balance at January 1, 2015	3,437	2,966	416	55
Additional uncertain tax provision identified during the year	78	62	7	9
Increase to uncertain tax provision on prior year positions	236	—	236	—
Decreases as a result of expiration of the statute of limitations	(35)	(30)	(2)	(3)
Foreign exchange	(38)	(31)	(1)	(6)

Balance at December 31, 2015	3,678	2,967	656	55

At December 31, 2015, Belmond recognized a $3,678,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2015, if recognized, would affect the effective tax rate.

At December 31, 2014, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2014	$’000	$’000	$’000	$’000

Balance, January 1, 2014	2,988	2,935	7	46
Additional uncertain tax provision identified during the year	523	90	413	20
Increase to uncertain tax provision on prior year positions	49	49	—	—
Uncertain tax provisions settled during the year	(49)	(49)	—	—
Decreases as a result of expiration of the statute of limitations	(27)	(20)	(3)	(4)
Foreign exchange	(47)	(39)	(1)	(7)

Balance, December 31, 2014	3,437	2,966	416	55

At December 31, 2014, Belmond recognized a $3,437,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2014, if recognized, would affect the effective tax rate.

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2016, the earliest year in any jurisdiction which is open to examination by the tax authorities is 2002.

Belmond believes that it is reasonably possible that within the next 12 months the uncertain tax provision will decrease by approximately $80,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which Belmond operates. These amounts relate primarily to transfer pricing inquiries with the tax authorities.

14.    Interest expense

The balances in interest expense are as follows:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	27,090	27,380	30,270

Withholding tax provision classified as interest	—	(1,476)	2,576

Interest on legal settlements	(979)	3,294	—

Amortization of debt issuance costs and discount on secured term loan	3,044	2,903	3,921

Total interest expense	29,155	32,101	36,767

15.    Supplemental cash flow information

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:
Interest	40,930	27,828	30,147

Income taxes, net of refunds	19,804	18,306	21,454

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were a decrease of $223,000 and $229,000 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, cash paid during the period for interest of $40,930,000 (December 31, 2015 - $27,828,000) included the payment of accrued interest on a 1984 development loan from a municipal agency that was fully repaid by Charleston Center LLC in June 2016. See Note 10.

16.    Restricted cash

The major balances in restricted cash are as follows:

	2016	2015
December 31,	$’000	$’000

Cash deposits required to be held with lending banks as collateral	755	749
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	1,341	1,909
Bonds and guarantees	489	659

Total restricted cash	2,585	3,317

Restricted cash classified as long-term and included in other assets on the consolidated balance sheet at December 31, 2016 was $755,000 (December 31, 2015 - $749,000).

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

18.    Share-based compensation plans

At December 31, 2016, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans was $6,272,000 for the year ended December 31, 2016 (2015 - $6,707,000; 2014 - $7,928,000). Cash received from exercised options and vested awards was $17,000 for the year ended December 31, 2016 (2015 - $35,000; 2014 - $19,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2016 to be recognized over the period January 1, 2017 to December 31, 2020, was $7,990,000 and the weighted average period over which it is expected to be recognized is 26 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the year ended December 31, 2016.

(a)          2004 stock option plans

Under the Company’s 2004 stock option plan, options to purchase up to 1,000,000 class A common shares could be awarded to employees of Belmond at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2016, 66,350 class A common shares were reserved under the 2004 plan. At December 31, 2016, no shares remain available for future grants under the 2004 plan as these have been transferred to the 2009 plan described below which became effective in 2009.

Details of share option transactions under the 2004 stock option plan are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2015	216,350	30.45
Exercised	(29,262)	5.89
Forfeited, canceled or expired	(101,438)	32.59

Outstanding — December 31, 2015	85,650	36.30
Exercised	(2,548)	5.89
Forfeited, canceled or expired	(16,752)	27.75

Outstanding — December 31, 2016	66,350	39.63	1.2	116

Exercisable — December 31, 2016	66,350	39.63	1.2	116

The options outstanding under the 2004 plans at December 31, 2016 were as follows:

Exercise prices $	Outstanding at 12/31/2016	Exercisable at 12/31/2016	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	15,600	15,600	1.9	5.89	5.89
35.85	6,550	6,550	1.7	35.85	35.85
46.08	5,550	5,550	1.4	46.08	46.08
51.90	4,950	4,950	1.2	51.90	51.90
52.51	27,250	27,250	0.7	52.51	52.51
52.51	1,050	1,050	0.2	52.51	52.51
52.59	2,350	2,350	0.4	52.59	52.59
59.23	3,050	3,050	0.9	59.23	59.23

	66,350	66,350

The fair value of options which were exercised in the year to December 31, 2016 was $5,000. No options vested and no options were granted under the plans during the year ended December 31, 2016.

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

During 2016, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares with and without performance criteria were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Exercise price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards
Share options	81,925	December 4, 2016	December 4, 2017	$12.75	29%	1.40%	$—	2.5 years
Share options	81,925	December 4, 2016	December 4, 2018	$12.75	30%	1.40%	$—	3.5 years
Share options	81,925	December 4, 2016	December 4, 2019	$12.75	34%	1.84%	$—	4.5 years
Share options	81,925	December 4, 2016	December 4, 2020	$12.75	40%	1.84%	$—	5.5 years
Share options	47,650	June 24, 2016	June 24, 2017	$9.64	29%	0.76%	$—	2.5 years
Share options	47,650	June 24, 2016	June 24, 2018	$9.64	30%	0.76%	$—	3.5 years
Share options	47,650	June 24, 2016	June 24, 2019	$9.64	34%	1.08%	$—	4.5 years
Share options	47,650	June 24, 2016	June 24, 2020	$9.64	39%	1.08%	$—	5.5 years

During the year ended December 31, 2016, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Deferred shares without performance criteria	3,287	August 1, 2016	August 1, 2017	$0.01
Deferred shares without performance criteria	3,287	August 1, 2016	August 1, 2018	$0.01
Deferred shares without performance criteria	3,286	August 1, 2016	August 1, 2019	$0.01
Deferred shares without performance criteria	3,286	August 1, 2016	August 1, 2020	$0.01
Restricted shares without performance criteria	81,551	June 24, 2016	June 24, 2017	$0.01
Restricted shares without performance criteria	61,164	June 24, 2016	On retirement	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2017	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2018	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2019	$0.01
Restricted shares without performance criteria	43,625	March 18, 2016	March 18, 2020	$0.01
Deferred shares with performance criteria	293,900	March 18, 2016	March 18, 2019	$0.01

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2015	3,089,633	11.20
Granted	759,474	10.48
Exercised	(100,262)	8.60
Forfeited, canceled or expired	(1,045,888)	11.51

Outstanding — December 31, 2015	2,702,957	10.97
Granted	518,300	11.61
Exercised	(59,833)	9.35
Forfeited, canceled or expired	(516,935)	10.77

Outstanding — December 31, 2016	2,644,489	11.17	7.3	6,175

Exercisable — December 31, 2016	1,347,734	10.91	5.8	3,592

The options outstanding under the 2009 plan at December 31, 2016 were as follows:

Exercise prices $	Outstanding at 12/31/2016	Exercisable at 12/31/2016	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.38	28,600	28,600	2.4	8.38	8.38
8.91	45,700	45,700	2.9	8.91	8.91
8.37	42,200	42,200	3.4	8.37	8.37
11.44	85,550	85,550	3.9	11.44	11.44
11.69	65,100	65,100	4.4	11.69	11.69
8.06	181,750	181,750	4.9	8.06	8.06
9.95	31,700	31,700	5.2	9.95	9.95
8.42	115,500	115,500	5.4	8.42	8.42
11.32	198,350	198,350	5.9	11.32	11.32
9.95	31,700	31,700	6.1	9.95	9.95
11.74	103,800	103,800	6.4	11.74	11.74
14.51	242,950	242,950	7.0	14.51	14.51
14.08	127,100	23,000	7.5	14.08	14.08
11.57	286,183	—	8.0	11.57	—
12.50	96,169	30,919	8.5	12.50	12.50
13.75	96,165	24,041	8.7	13.75	13.75
8.98	375,072	96,874	8.9	8.98	8.98
9.64	163,200	—	9.5	9.64	—
12.75	327,700	—	9.9	12.75	—

	2,644,489	1,347,734

The fair value of option grants made in the year to December 31, 2016 was $1,693,000. The fair value of options which became exercisable in the year to December 31, 2016 was $3,266,000. The fair value of options which were exercised in the year was $277,000. The number of options which vested during the year was 654,469.

Transactions relating to deferred shares and restricted shares under the 2009 plan have been as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2015	1,851,309	0.01
Granted	653,787	0.01
Vested and issued	(535,407)	0.01
Forfeited, canceled or expired	(807,502)	0.01

Outstanding — December 31, 2015	1,162,187	0.01
Granted	624,261	0.01
Vested and issued	(331,299)	0.01
Forfeited, canceled or expired	(261,374)	0.01

Outstanding — December 31, 2016	1,193,775	0.01	15,925

At December 31, 2016, awards of deferred shares and restricted shares on 1,193,775 class A common shares were reserved under the 2009 plan. Of these awards, 702,572 deferred shares and restricted shares do not specify any performance criteria and will vest up to March 2020. The remaining awards of up to 491,203 deferred shares are subject to performance and market criteria.

The fair value of deferred shares and restricted shares awarded in the year to December 31, 2016 was $5,848,000. The fair value of deferred shares vested in the year to December 31, 2016 was $3,952,000.

There were no vested and unissued deferred share or restricted shares awards as of December 31, 2016.

Estimates of the fair value of the share options on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2016	2015	2014

Expected share price volatility	29% - 40%	28% - 58%	45% - 46%
Risk-free interest rate	0.76% - 1.84%	0.65% - 1.83%	1.53% - 1.71%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	2.5 - 5.5 years	2.5 - 6.9 years	4.5 years

19.    Commitments and contingencies

Belmond Copacabana Palace

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

Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease, and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed six separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed these decisions, one of which was reversed by the Appellate Court in October 2014. Belmond appealed this case to the Indonesian Supreme Court, which in December 2016 affirmed the Appellate Court's decision. Belmond is considering its position but is likely to seek review for reconsideration by the Supreme Court. As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in

London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence.

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

Belmond Hotel das Cataratas

In September 2014, the Brazilian Ministry of Planning, Budget and Management notified the Company that it was denying the Company's application to extend the term or reduce the rent under the lease for Belmond Hotel das Cataratas, which was entered into in 2007. Belmond had applied for the amendment in 2009 based on its claim that it suffered additional unanticipated and/or unforeseeable costs in performing the refurbishment of the hotel as required by the lease and related tender documentation in order to raise the standard of the property to a five star luxury standard.

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2016, and that it must pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,215,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

The Company appealed to the Ministry to reconsider its decision on both procedural and substantive grounds. Pending this requested reconsideration and exhaustion of administrative remedies, the Company did not pay to the Ministry the amount claimed. The Company filed a lawsuit in the Federal Court in Paraná State in August 2016 against the Government of Brazil regarding the Ministry’s failure to properly consider and modify the lease concession for Belmond Hotel das Cataratas. The Federal Court granted the Company’s request for an injunction against the Government enforcing its claim and granted the Company’s request for a 25% preliminary reduction in rent, pending a decision on the merits, which the Superior Court upheld on appeal in a decision rendered in September 2016. The Government appealed to a three judge panel of the Superior Court, which upheld the decision of the Federal Court in favor of the Company in a judgment rendered in January 2017. A discovery calendar has been agreed for the litigation on the merits in the Federal Court where the Company intends to continue to pursue its claims vigorously.
In the meantime, the Company is paying rent at the reduced amount but continues to accrue rent at the full contractual amount. Amounts accrued at December 31, 2016 totaled R$21,461,000 ($6,583,000). The Company does not believe that any loss above the amounts accrued is likely.

Belmond Sanctuary Lodge

In January 2015, Peru Belmond Hotels S.A. received notification of a claim filed by the Public Prosecutor's office of the Regional Government of Cusco, seeking annulment of a contract and public deed of amendment extending the term of the Belmond Sanctuary Lodge concession for 10 years from May 2015 to May 2025. The claim alleged that the amendment was invalid principally because the President of the Region, who executed the public deed on December 27, 2013, did not have proper authority to execute the amendment because a resolution dismissing him from office had been issued the day before. The court of first instance dismissed the case in May 2015 on technical grounds and the claimant appealed to the Superior Court of Cusco. At a hearing before the Superior Court of Cusco in September 2015, the Superior Court overturned the decision of the court of first instance and vacated the entire proceeding. The court of first instance reconsidered the matter and again dismissed the Public Prosecutor's claim in January 2016. The Public Prosecutor's office appealed this decision as well and at a hearing on June 16, 2016, the Superior Court of Cusco reaffirmed the decision of the court of first instance. The Public Prosecutor has declined to appeal the matter to the Supreme Court of Peru.

Belmond Miraflores Park

The Company is contesting a claim by the municipality of Miraflores in Lima, Peru, the location of its Belmond Miraflores Park Hotel (“BMP”), that BMP has violated a municipal nuisance ordinance by generating noise and vibration that disturbed certain owners of apartments in an adjoining residential building. The local administrative court ruled in favor of the municipality, levying a nominal fine and injunctive relief that included the potential closure of BMP until the noise and vibration has been eliminated. In March 2016, after the administrative court's ruling was affirmed at the trial and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling has been stayed pending the appeal. BMP does not expect to receive a ruling and formal notification from the Supreme Court until at least March 2017. Management believes that the risk of closure of BMP is remote because BMP expects to complete a remediation plan by March 2017 and may also seek to acquire the apartments of the owners who sought the relief. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

Cupecoy Village Development N.V.

In July 2015, Cupecoy Village Development N.V. ("Cupecoy") received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believes indicates a maximum possible loss of $16,500,000. Belmond believes that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company had provided a written response to the tax authorities disputing their assessment and expected the resolution of this dispute to result in only an immaterial cost. However, the tax authorities consistently failed to respond or otherwise engage with Belmond or Cupecoy and therefore the Company gave the tax authorities notice that it intended to wind up Cupecoy, which the Company did after receiving no response from the authorities to this notice. In October 2016, following our application to the court, Cupecoy was declared technically insolvent in light of the 2015 tax claim, at which point the Company determined that any liability in respect of Cupecoy was effectively discharged. Cupecoy is currently scheduled for a final bankruptcy declaration in the first quarter of 2017.

"Cipriani" Trademark

In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its U.K. and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, and this case is now before the General Court where Belmond also expects to prevail. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated company of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia. In addition, there are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani” and in August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to hotels and restaurants on an EU - wide basis (other than the U.K.) rather than only Italy. The Company has appealed this decision. Separate proceedings brought by Belmond in Spain to defend Belmond's marks against a use by the Cipriani family and its affiliated entities of "Cipriani" to promote a restaurant have been stayed pending the outcome of the Venice appeal. While Belmond believes that it has meritorious cases in all of these Italian proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters.

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

Capital commitments

Outstanding contracts to purchase property, plant and equipment were approximately $7,772,000 at December 31, 2016 (December 31, 2015 - $8,662,000).

Future rental payments and rental expense under operating leases

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2017	12,028
2018	12,254
2019	10,549
2020	10,379
2021	10,935
2022 and thereafter	70,275

126,420

Rental expense under operating leases for the year ended December 31, 2016 amounted to $13,037,000 (2015 - $10,675,000; 2014 - $13,007,000).

20.    Fair value measurements

(a)    Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s assets and liabilities by the fair value hierarchy at December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(3,364)	—	(3,364)

Total net liabilities	—	(3,364)	—	(3,364)

	Level 1	Level 2	Level 3	Total
December 31, 2015	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	4	—	4

Total assets	—	4	—	4

Liabilities at fair value:
Derivative financial instruments	—	(4,464)	—	(4,464)

Total net liabilities	—	(4,460)	—	(4,460)

During the years ended December 31, 2016 and 2015, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of December 31, 2016 and 2015 were as follows:

		December 31, 2016		December 31, 2015
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 2	602,083	626,613	596,428	630,455

See Note 10.

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the years ended December 31, 2016, 2015 and 2014 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2016 $’000

Property, plant and equipment	—	—	—	—	(1,007)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2015 $’000

Goodwill	10,050	—	—	10,050	(9,796)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2014 $’000

Property, plant and equipment	2,488	—	—	2,488	(1,211)

Property, plant and equipment

For the year ended December 31, 2016, property, plant and equipment at Belmond Orcaella with a carrying amount of $1,007,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,007,000.

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

Goodwill

For the year ended December 31, 2015, goodwill of Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle with a combined carrying value of $5,698,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $5,698,000. Also, in the year ended December 31, 2015, goodwill of Belmond Grand Hotel Europe with a carrying value of $14,148,000 was written down to fair value of $10,050,000, resulting in a non-cash impairment charge of $4,098,000.

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

Cash flow hedges of interest rate risk

As of December 31, 2016 and 2015, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2016	2015
December 31,	’000	’000

Interest rate swaps	€72,938	€73,688
Interest rate swaps	$210,756	$212,481
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of December 31, 2016 and 2015:

		Fair value as of	Fair value as of
		December 31, 2016	December 31, 2015
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	—	4
Interest rate derivatives	Accrued liabilities	(2,310)	(2,731)
Interest rate derivatives	Other liabilities	(1,054)	(1,733)

Total		(3,364)	(4,460)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at December 31, 2016 and 2015. However, derivatives are subject to master netting arrangements.

Other comprehensive income

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 22. At December 31, 2016, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,266,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the year ended December 31, 2016 was a $4,975,000 gain (2015 - $18,221,000 gain; 2014 - $24,816,000 gain).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of December 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $3,364,000 (2015 - $4,464,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $3,370,000 (2015 - $4,513,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $153,472,000 at December 31, 2016 (2015 - $160,138,000), being a liability of Belmond.

22.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) for the years ended December 31, 2016 and 2015 were as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2015	(232,328)	(3,569)	(10,523)	(246,420)

Other comprehensive (loss)/income before reclassifications, net of tax provision/(benefit) of $Nil, $(1,310) and $147	(88,180)	(3,471)	580	(91,071)

Amounts reclassified from AOCI, net of tax provision of $Nil, $958 and $Nil	—	2,949	—	2,949

Net current period other comprehensive (loss)/income	(88,180)	(522)	580	(88,122)

Balance at December 31, 2015	(320,508)	(4,091)	(9,943)	(334,542)

Other comprehensive loss before reclassifications, net of tax benefit of $(809), $(889) and $(530)	(10,983)	(1,942)	(2,119)	(15,044)

Amounts reclassified from AOCI, net of tax provision of $Nil, $1,111 and $Nil	—	2,809	—	2,809

Net current period other comprehensive (loss)/income	(10,983)	867	(2,119)	(12,235)

Balance at December 31, 2016	(331,491)	(3,224)	(12,062)	(346,777)

Reclassifications out of AOCI (net of tax) were as follows:

	Amount reclassified from AOCI
	December 31, 2016	December 31, 2015
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,809	2,949	Interest expense

Total reclassifications for the period	2,809	2,949

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

The following tables present information regarding these reportable segments. Belmond revised the order of the presentation of these segments in the year ended December 31, 2016 and included a new sub-total to show management fees earned by the Company. In addition, Belmond reclassified certain expenses associated with the Company’s development team from the Part-owned/managed hotels segment to central costs. Prior periods have been re-presented to reflect the current period presentation. There has not been a material impact on the consolidated financial statements.

Revenue from external customers by segment:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	199,251	200,059	212,744
North America	145,868	148,103	142,586
Rest of world	130,255	124,369	142,731
Total owned hotels	475,374	472,531	498,061
Owned trains & cruises	59,287	65,471	74,265

Part-owned/managed hotels	4,400	5,232	5,983
Part-owned/managed trains	10,763	8,151	7,406
Total part-owned/managed	15,163	13,383	13,389

Revenue	549,824	551,385	585,715

Reconciliation of the total of segment profit to consolidated net earnings/(losses) from operations:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	67,590	65,416	62,770
North America	28,767	31,622	23,986
Rest of world	33,115	31,295	36,539
Total owned hotels	129,472	128,333	123,295
Owned trains & cruises	3,834	6,741	7,300

Part-owned/managed hotels	6,299	4,993	5,829
Part-owned/managed trains	25,553	18,883	16,165
Total part-owned/managed	31,852	23,876	21,994

Reconciliation to net earnings/(losses):
Total segment profit	165,158	158,950	152,589

Gain on disposal of property, plant and equipment and equity method investments	938	20,275	4,128
Impairment of goodwill	—	(9,796)	—
Impairment of property, plant and equipment	(1,007)	—	(1,211)
Central costs	(31,086)	(40,123)	(32,351)
Share-based compensation	(6,272)	(6,707)	(7,928)
Depreciation and amortization	(52,396)	(50,513)	(52,004)
Gain/(loss) on extinguishment of debt	1,200	—	(14,506)
Other income	—	—	1,257
Interest income	853	926	1,418
Interest expense	(29,155)	(32,101)	(36,767)
Foreign currency, net	9,186	(5,016)	2,262
Provision for income taxes	(16,368)	(17,041)	(15,542)
Share of (provision for)/benefit from income taxes of unconsolidated companies	(5,650)	(1,466)	702

Earnings from continuing operations	35,401	17,388	2,047
Earnings/(losses) from discontinued operations	1,032	(1,534)	(3,782)

Net earnings/(losses)	36,433	15,854	(1,735)

Reconciliation of assets by segment to total assets:

	2016	2015
December 31,	$’000	$’000

Owned hotels:
Europe	504,758	533,610
North America	468,088	477,949
Rest of world	245,167	227,339
Total owned hotels	1,218,013	1,238,898
Owned trains & cruises	88,069	94,945

Part-owned/ managed hotels	20,007	19,285
Part-owned/ managed trains	68,397	61,961
Total part/owned managed	88,404	81,246

Unallocated corporate	129,582	94,386

Total assets	1,524,068	1,509,475

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	11,777	18,648	26,542
North America	9,796	11,881	16,690
Rest of world	19,190	14,168	14,409
Total owned hotels	40,763	44,697	57,641
Owned trains & cruises	12,882	11,415	5,533

Unallocated corporate	1,459	283	280

Total capital expenditure to acquire property, plant and equipment	55,104	56,395	63,454

Carrying value of investment in equity method investees:

	2016	2015
December 31,	$’000	$’000

Eastern & Oriental Express	2,818	2,972
Peru hotels	19,769	18,696
PeruRail	53,652	47,421
Buzios	2,998	2,542
Other	90	93

Total investment in equity method investees	79,327	71,724

Earnings from unconsolidated companies, net of tax:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Part-owned/managed hotels	1,112	106	1,949
Part-owned/managed trains	9,901	8,969	7,535

Total earnings from unconsolidated companies, net of tax	11,013	9,075	9,484

Revenue from external customers in Belmond's country of domicile and significant countries (based on the location of the property):

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Bermuda	—	—	—
Italy	128,671	132,385	137,491
United Kingdom	56,016	62,656	68,412
United States	108,238	107,965	104,146
Brazil	73,300	69,142	86,866
All other countries	183,599	179,237	188,800

Revenue	549,824	551,385	585,715

Property, plant and equipment at book value in Belmond's country of domicile and significant countries (based on the location of the property):

	2016	2015
December 31,	$’000	$’000

Bermuda	—	—
Italy	294,773	308,035
United Kingdom	48,577	57,443
United States	343,342	346,942
Brazil	73,843	61,773
All other countries	314,141	304,168

Total property, plant and equipment at book value	1,074,676	1,078,361

24.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the year ended December 31, 2016, Belmond earned management fees from Eastern and Oriental Express Ltd. of $236,000 (2015 - $292,000; 2014 - $362,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at December 31, 2016 was $4,886,000 (2015 - $4,872,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2016, Belmond earned management and guarantee fees from its Peruvian joint ventures of $14,734,000 (2015 - $12,503,000; 2014 - $11,515,000) which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at December 31, 2016 was $6,907,000 (2015 - $7,285,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at December 31, 2016 was $372,000 (2015 - $272,000).

Belmond managed, under long-term contract, the Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. For the year ended December 31, 2016, Belmond earned $Nil (2015 - $328,000; 2014 - $1,111,000) in management fees from the Hotel Ritz by Belmond which are recorded in revenue, and $Nil (2015 - $301,000; 2014 - $904,000) in interest income. The amount due to Belmond from the Hotel Ritz by Belmond at December 31, 2016 was $Nil (2015 - $Nil). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 6.

On the April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,400 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

During 2016, Belmond provided conference and banqueting services in the amount of $488,000 to Crawford & Co. and GHS Holdings, LLC, companies in which Mr. Harsha Agadi, who is a member of the board of directors of Belmond, is the Chief Executive Officer and President. Mr. Agadi was appointed Interim Chief Executive Officer and Interim President of Crawford & Co. in August 2015 and as Chief Executive Officer and President in June 2016.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of Belmond's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

Belmond management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Belmond's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of Belmond's internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on this assessment and those criteria, management has concluded that Belmond's internal control over financial reporting was effective as of December 31, 2016.

Deloitte LLP, Belmond's independent registered public accounting firm, issued the report below on the effectiveness of Belmond's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.
Hamilton, Bermuda

We have audited the internal control over financial reporting of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte LLP

London, England
February 28, 2017

 Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f))during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

Directors

The current directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 54	Chief Executive Officer and President of Crawford & Company (international insurance services firm) and Chairman and Chief Executive Officer of GHS Holdings, LLC (investing and restaurant consulting business)	2011
John D. Campbell, 74	Senior Counsel (retired) of Appleby (attorneys)	1994
Roland A. Hernandez, 59	Chairman of the Board of the Company, and Founding Principal and Chief Executive Officer of Hernandez Media Ventures (acquisition and management of media assets)	2013
Mitchell C. Hochberg, 64	President of Lightstone Group LLC (real estate investment and development firm)	2009
Ruth A. Kennedy, 52	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Ian Livingston, 52	Member of the U.K. House of Lords, Chairman Designate, Dixons Carphone plc, Chairman, Man Group plc	2015
Gail Rebuck, 65	Member of the U.K. House of Lords, Chair of Penguin Random House UK	2015
H. Roeland Vos, 59	President and Chief Executive Officer of the Company	2014

The principal occupation of each director is set forth in the table above supplemented by the following information.

Mr. Agadi was appointed Chief Executive Officer and President of Crawford & Company, an international insurance services firm listed on the New York Stock Exchange, in June 2016, after serving as its Interim Chief Executive Officer and Interim President since August 2015. Mr. Agadi is also Chairman and Chief Executive Officer of GHS Holdings, LLC, an investing and restaurant consulting business, a position he has held since 2000. From 2012 to 2014, Mr. Agadi was Executive Chairman of Quizno's Global LLC, a privately-owned group of mainly franchised restaurants in 40 countries with a strong brand recognition. Previously in 2010 to early 2012, he was Chairman and Chief Executive Officer of Friendly Ice Cream Corporation, a private company operating restaurants principally in the eastern United States. From 2004 to 2009, Mr. Agadi was President and Chief Executive of Church's Chicken Inc., another branded restaurant group in over 20 countries. From 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and in the 1990s held executive positions with other branded restaurant groups. Mr. Agadi is on the Board of Visitors of the Fuqua Business School at Duke University.

Mr. Campbell was a member of the Appleby law firm in Bermuda until 1999 (where he served as Senior Partner from 1987 to 1999) and retired as Senior Counsel in 2003. Mr. Campbell retired as a non-executive director and Chairman of the Compensation Committee of Argus Group Holdings Ltd., a public company listed on the Bermuda Stock Exchange engaged principally in the insurance business, in September 2015 after 32 years service on the board. In 2012, Mr. Campbell retired after seven years as non-executive Chairman of the Board of HSBC Bank Bermuda Ltd. (formerly named The Bank of Bermuda Ltd.), a subsidiary of HSBC Holdings plc. Mr. Campbell served as a director for 25 years and as Chairman of the bank's Audit Committee for 20 years until 2008. Mr. Campbell retired as a director and the Chairman of the Nomination and Governance Committee of Bank of Bermuda Foundation, the largest charity in Bermuda, in November 2016 after serving as a director for 16 years.

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

Mr. Hochberg was appointed President of Lightstone Group LLC in 2012, a privately-owned U.S.-based real estate company owning, developing and managing a diversified portfolio of commercial, industrial, multi-family residential, and hospitality properties. He was the Managing Principal of Madden Real Estate Ventures since March 2007. He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States, in 2006 and early 2007. Mr. Hochberg founded, and for 20 years through 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States. Mr. Hochberg was the non-executive Chairman of Orleans Homebuilders Inc., a developer of single-family residences in seven U.S. states from 2011 to 2014. He is Chairman of the Board of Directors of WMC Health, a $1.6 billion, seven hospital, regional healthcare network. He is a lawyer and a certified public accountant.

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

Lord Livingston is a member of the U.K. House of Lords after being made a life peer in 2013 and served as U.K. Minister of State for Trade and Investment from December 2013 to May 2015. Prior to this appointment, Lord Livingston held a number of executive positions with BT Group plc, one of the world's leading communications companies and a member of the FTSE 100, including Group Chief Executive Officer from 2008 to 2013, and served on the company's board of directors throughout his eleven-year tenure with the company. Prior to his time with BT Group, Lord Livingston held various leadership positions from 1991 to 2002, including Chief Financial Officer and executive director, with Dixons Group plc (now Dixons Carphone plc), one of the largest consumer electronics retailers in Europe. Lord Livingston currently serves as Chairman Designate of Dixons Carphone plc (Chairman from May 2017), as Chairman of Man Group plc, and as a non-executive director of Celtic plc. Lord Livingston is a member of the Institute of Chartered Accountants in England and Wales.

Baroness Rebuck has served as Chair of Penguin Random House UK from 2013 to date. From 1991 until 2013, she served as Chair and Chief Executive of Random House UK and its overseas subsidiaries. Baroness Rebuck was the co-founder and director of Century Publishing, which was launched in 1982 and which was acquired by Random House Inc. in 1989, at which time Baroness Rebuck became Chair of the Random House division. Baroness Rebuck is currently a member of the Global Board of Representatives of Penguin Random House, a member of the General Management Committee of Bertelsmann SE & Co. KGaA, and a non-executive director of Koovs plc and Guardian Media Group. Baroness Rebuck was a non-executive director of British Sky Broadcasting Group plc from 2002 until 2012. Baroness Rebuck chairs the Council of the Royal College of Art. Baroness Rebuck was awarded a DBE in 2009 and was appointed a life peer to the House of Lords in 2014.

Mr. Vos was appointed President and Chief Executive Officer of Belmond in September 2015. He was elected to the Belmond board of directors in June 2014. From 2001 to 2013, Mr. Vos served as President of the Europe, Africa and Middle East division of Starwood Hotels and Resorts Worldwide, Inc., and until mid-2015, he acted as an independent director on the board of Starwood EAME bvba. Mr. Vos served as the Vice Chairman of the Supervisory Board of Design Hotels AG, a hotel marketing company majority-owned by Starwood and listed on the Munich stock exchange, until July 2014. Mr. Vos joined ITT Sheraton, a predecessor of Starwood, in 1982 and held progressively senior hotel operating and management positions throughout his career, including President, Europe and Senior Vice President and Area Director, Italy and Malta, during which period he was an integral part of the introduction and expansion of the Luxury Collection. During his 12 years as President of Europe, Africa and Middle East, the division grew from 127 owned and managed properties in the region to 243 spread over 60 countries, with another 64 hotels and resorts in the development pipeline. In addition to serving on the board of Belmond, Mr. Vos is on the board of Albron B.V., a Dutch foundation that operates catering and restaurants in the Netherlands and Belgium and until December 2015, he was on the board of Joa Group Holding, a private company that operates 21 casinos in France.

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

Executive Officers

The current executive officers of the Company are as follows:

Name, Age	Position

H. Roeland Vos, 59	President and Chief Executive Officer
Martin O’Grady, 53	Executive Vice President, Chief Financial Officer
Philippe Cassis, 54	Executive Vice President, Chief Operating Officer
Richard M. Levine, 55	Executive Vice President, Chief Legal Officer

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

Corporate Governance

The board of directors of the Company has established corporate governance measures substantially in compliance with requirements of the NYSE. These include Corporate Governance Guidelines, Charters for each of the standing Audit Committee, Compensation Committee and Nominating and Governance Committee of the full board, and a Code of Conduct applying to all directors, officers and employees. Each of these documents is published on the Company’s website (belmond.com).

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

The Board of Directors met four times during 2016 and all of the directors attended those meetings.

The members of the Company’s Audit Committee are Messrs. Agadi, Campbell (chairman) and Hochberg, and Lord Livingston. The board has designated Mr. Hochberg and Lord Livingston as audit committee financial experts as defined by SEC rules. The members of the Compensation Committee are Messrs. Agadi (chairman) and Campbell, Ms. Kennedy and Baroness Rebuck. The members of the Nominating and Governance Committee are Ms. Kennedy (chair), Baroness Rebuck and Mr. Hochberg. See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

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

In addition, the board has appointed Messrs. Agadi, Hochberg (chairman) and Vos, and Lord Livingston, as well as Martin O'Grady, who is Chief Financial Officer but not a director, as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full board for discussion.

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

The following table shows the salary and bonus paid in cash during 2016 to Mr. Vos, and to all executive officers as a group, for services to Belmond during 2016:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

H. Roeland Vos	President, Chief Executive Officer and Director	$1,042,000
All executive officers as a group (5 persons)(1)		$4,006,000

(1) The group comprises the executive officers set forth in Part III, Item 10—Directors, Executive Officers and Corporate Governance—Executive Officers, and Mr. Maurizio Saccani, a former executive officer, whose resignation was previously disclosed.

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

Retirement Plans

Employees based in the United Kingdom, including officers, are eligible to participate in a defined contribution retirement plan established by a U.K. subsidiary of Belmond, under which the subsidiary contributes to individual accounts established by employees. The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary. Under the U.K. plan, the Belmond subsidiary contributed on behalf of participating officers a total of $74,471 during 2016. See Note 12 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of Belmond have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts. The maximum contribution most employees could make was $18,000 in 2016. Belmond paid a total of $10,600 into the account of the officer based in the U.S. participating in this plan in 2016 as a partial matching payment under the plan in addition to his own contribution.

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

During 2016, options to purchase an aggregate of 176,100 class A shares were granted under the 2009 Plan to the current executive officers of the Company at prices ranging from $9.64 to $12.75 per share. No options were exercised by the current executive officers during 2016 (options on a total of 39,546 shares were exercised by former executive officers). During 2016, no options were granted to the non-executive directors of the Company, and no options were exercised by any of the current non-executive directors.

At December 31, 2016, options under the 2004 and 2009 Plans to purchase an aggregate of 916,675 class A shares (of which 447,233 are exercisable within 60 days) were held by current executive officers and current directors at per share exercise prices ranging from $5.89 to $59.23 and expiring between 2017 and 2026. See Note 18 to the Financial Statements.

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

During 2016, awards of deferred shares were made under the 2009 Plan with performance criteria based on Belmond's cumulative EBITDA on up to 201,000 class A shares to the current executive officers of the Company, all vesting in 2019. Also during 2016, awards of restricted shares without performance criteria were made under the 2009 Plan on 142,715 class A shares to the current non-executive directors of the Company, vesting between 2017 and the director's retirement, and awards of restricted shares without performance criteria on 119,300 class A shares were made to current executive officers of the Company, vesting between 2017 and 2020. Finally during 2016 under past awards of deferred shares with and without performance criteria under the 2009 Plan, and past awards of restricted shares without performance criteria under the 2009 Plan, a total of 82,474 class A shares was issued to current executive officers, 132,923 class A shares to current non-executive directors, and 73,075 class A shares to former executive officers and directors who left the Company during the year.

At December 31, 2016, deferred share awards with and without performance criteria on a total of up to 428,600 class A shares were outstanding to current executive officers and current non-executive directors under the 2009 Plan vesting in 2017 to 2019, and restricted share awards without performance criteria on a total of 434,541 class A shares were outstanding to current executive and current non-executive directors vesting in 2017 and beyond. None of these awards are issuable within 60 days. See Note 18 to the Financial Statements.

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

As Chairman of the Board in 2016, Mr. Hernandez is paid a Chairman's fee at an annual rate of $500,000, $300,000 of which he elected in 2015 to be paid as cash compensation (payable in quarterly installments), and $200,000 in the form of restricted shares under the 2009 Plan.

Aggregate annual retainer and chairmen fees as described above amounted to $950,000 in 2016.

In addition, as noted above, the directors participate in the Company's 2009 Share Award and Incentive Plan.  Included in the awards summarized above are awards in 2016 to directors under the 2009 Plan of restricted shares on a total of 142,715 class A shares, including 35,678 restricted shares issued to Mr. Hernandez vesting in 2017 as part of his compensation as Chairman of the Board.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's board of directors is composed of four non-executive directors, namely Messrs. Agadi and Campbell, Ms. Kennedy and Baroness Rebuck. As discussed above in Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance, all of these directors have been determined to be independent. No Compensation Committee member has served as an officer or employee of the Company in an executive capacity. No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company's board of directors or its Compensation Committee.

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

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Belmond Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		15.1%	100.0%

Reuben Brothers Limited and Alexander Bushaev (2) 3 Mangrove Bay Road Sandy's Parish, Bermuda	12,458,018	(7)	12.2%	—

BlackRock Inc. (3) 40 East 52nd Street New York, New York 10022	9,526,509	(7)	9.4%	—

Dimensional Fund Advisors LP (4) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	8,638,989	(7)	8.5%	—

Capital Research Global Investors (5) 333 South Hope Street Los Angeles, California, 90071	7,822,000	(7)	7.7%	—

The Vanguard Group (6) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	5,789,559	(7)	5.7%	—
_________________

(1)
The percentage of class A shares shown is based on 101,804,959 class A shares outstanding on February 20, 2017, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

(2)
The information with respect to Reuben Brothers Limited (“Reuben Brothers”) and Alexander Bushaev relates only to class A shares and is derived from their joint Schedule 13G/A report filed with the SEC on January 23, 2017. The report states that (a) Reuben Brothers is a corporation and Mr. Bushaev is an individual, (b) Mr. Bushaev manages the investments of Reuben Brothers under contract, and (c) Reuben Brothers and Mr. Bushaev have shared voting and dispositive power with respect to 12,458,018 class A shares.

(3)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on January 19, 2017. The report states that (a) BlackRock is a parent holding company, (b) certain subsidiaries of BlackRock may hold class A shares, and (c) BlackRock has sole voting power with respect to 9,323,515 class A shares and sole dispositive power with respect to 9,526,509 class A shares.

(4)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 9, 2017. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole voting power with respect to 8,417,821 class A shares and sole dispositive power with respect to 8,638,989 class A shares.

(5)
The information with respect to Capital Research Global Investors ("Capital Research") relates only to class A shares and is derived from its Schedule 13G report filed with the SEC on February 13, 2017. The report states that (a) Capital Research is a registered investment adviser and (b) Capital Research has sole voting and dispositive power with respect to 7,822,000 class A shares.

(6)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 10, 2017. The report states that (a) Vanguard is a registered investment adviser and is reporting on behalf of itself and two wholly-owned subsidiaries, and (b) Vanguard has sole voting power with respect to 100,716 class A shares, sole dispositive power with respect to 7,060,724 class A shares, and shared dispositive power with respect to 110,188 class A shares.

(7)	Class A shares only.

Directors and Executive Officers

The following table sets forth certain information concerning the beneficial ownership of class A common shares of the Company for (i) each current director of the Company, (ii) those executive officers who were executive officers of the Company during 2016, and (iii) all current directors and current executive officers of the Company as a group.

The group total in the following table includes class A shares beneficially owned by directors and executive officers as well as (a) 446,183 class A shares covered by stock options held by them and exercisable within 60 days from February 28, 2017 under the Company’s 2004 Stock Option Plan and 2009 Share Award and Incentive Plan, (b) awards of deferred shares vesting within 60 days under the 2009 Plan covering 127,325 class A shares without performance criteria held by current directors and current executive officers, and (c) awards of restricted shares under the 2009 Plan covering 176,915 class A shares held by current directors and awards of restricted shares under the 2009 Plan covering 216,500 class A shares held by current executive officers. It does not include awards of deferred shares with performance criteria vesting within 60 days covering up to 50,300 class A shares held by current executive officers. The group total represents approximately 1.5% of outstanding class A shares.

As noted above, Messrs. Campbell and Hochberg may be deemed to share beneficial ownership of the class B shares held by Belmond Holdings 1 Ltd. because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares(1)(2)

Harsha V. Agadi	111,791
John D. Campbell	110,536
Philippe Cassis	39,615
Roland A. Hernandez	159,169
Mitchell C. Hochberg	214,822
Ruth A. Kennedy	61,541
Richard M. Levine	283,400
Ian Livingston	25,514
Martin O'Grady	270,010
Gail Rebuck	38,461
Maurizio Saccani	63,091
H. Roeland Vos	223,093
All current directors and current executive officers as a group (11 persons) including stock options and deferred shares vesting within 60 days and restricted shares	1,537,952

(1) Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares and Mr. Campbell shares voting and dispositive power with respect to 11,000 shares.
(2) Includes restricted shares and deferred shares and shares subject to options as to which the individual has the right to acquire beneficial ownership within 60 days as follows:

(i) Mr. Agadi, 4,300 deferred shares without performance criteria vested in June 2016, 20,300 restricted shares vested in June 2016, and 15,291 restricted shares vesting in June 2017;
(ii) Mr. Campbell, 4,300 deferred shares without performance criteria vested in June 2016, 20,300 restricted shares vested in June 2016, and 15,291 restricted shares vesting at the next annual meeting at which Mr. Campbell is not nominated for re-election, and 8,400 shares subject to vested options at exercise prices ranging from $5.89 to $59.23 or a weighted average of $38.74 per share;
(iii) Mr. Cassis, 31,400 restricted shares vesting over a period of four years from March 2016 and 8,215 shares subject to vested options at an exercise price of $8.98 or a weighted average of $8.98 per share;
(iv) Mr . Hernandez, 36,300 restricted shares vested in June 2016 and 50,969 restricted shares vesting in June 2017;
(v) Mr. Hochberg, 4,300 deferred shares without performance criteria vested in June 2016, 20,300 restricted shares vested in June 2016, and 15,291 restricted shares vesting in June 2017;
(vi) Ms. Kennedy, 4,300 deferred shares without performance criteria vested in June 2016, 8,300 restricted shares vested in June 2016, and 37,491 restricted shares vesting upon Ms. Kennedy's retirement from the board;
(vii) Mr. Levine, 17,575 deferred shares without performance criteria vested in March 2016, 14,575 deferred shares without performance criteria vesting in March 2017, 24,800 restricted shares vesting over a period of four years from March 2016, and 189,000 shares subject to vested options at exercise prices ranging from $8.42 to $14.51 or a weighted average of $10.67 per share;
(viii) Lord Livingston, 10,223 restricted shares vested in June 2016 and 15,291 restricted shares vesting in June 2017;
(ix) Mr. O'Grady, 35,600 deferred shares without performance criteria vested in March and August 2016, 9,200 deferred shares without performance criteria vesting in March 2017, 21,600 restricted shares vesting over a period of four years from March 2016, and 206,175 shares subject to vested options at exercise prices ranging from $8.06 to $51.90 or a weighted average of $11.17 per share;
(x) Baroness Rebuck, 27,291 restricted shares vesting upon Baroness Rebuck's retirement from the board;
(xi) Mr. Saccani, deferred and performance shares that accelerated upon Mr. Saccani's resignation on April 18, 2016; and
(xii) Mr. Vos, 10,200,12,000 and 75,000 restricted shares vesting in each of July 2017, June 2018, and between 2016 and 2018 respectively, 41,500 restricted shares vesting over a period of four years from March 2016, and 34,393 shares subject to vested options at exercise prices ranging from $8.98 to $13.75 or a weighted average of $12.31 per share.

The foregoing table excludes stock options to purchase an aggregate of 469,444 class A shares not exercisable within 60 days held by executive officers under the Company’s 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares covering an aggregate of up to 354,525 class A shares not vesting within 60 days held by directors and executive officers under the 2009 Plan.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.9%
Reuben Brothers Limited et al.	12,458,018	—	4.4%
Blackrock Inc.	9,526,509	—	3.4%
Dimensional Fund Advisors	8,638,989	—	3.1%
Capital Research Global Investors	7,822,000	—	2.8%
The Vanguard Group	5,789,559	—	2.1%
All current directors and current executive officers as a group (11 persons) including stock options, deferred shares vesting within 60 days, and restricted shares as noted above	1,231,462	18,044,478	64.5%

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

Holdings and the Company's directors and executive officers hold in total approximately 17% in number of the currently outstanding class A and class B shares having approximately 64% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 83% in number of the outstanding common shares having approximately 36% of combined voting power in the Company.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,904,614 (2)	$11.88(3)	4,976,744 (4)

(1) The Company does not have equity compensation plans that are not approved by security holders.
(2) This number includes 66,350 class A common shares subject to outstanding stock option awards under the Company's 2004 Stock Option Plan, 2,644,489 class A common shares subject to outstanding stock option awards under the 2009 Share Award and Incentive Plan, 787,159 class A common shares subject to deferred share awards (with and without performance criteria) under the 2009 Plan, and 406,616 restricted class A common shares which are deemed beneficially owned by the participant but which have not vested and therefore remain subject to restrictions on transfer.
(3) Because there is no exercise price associated with the class A common deferred and restricted shares, these share awards are not included in the weighted-average price calculation presented in column (b).
(4) This number includes 121,500 class A common shares originally reserved for issuance under the Company's 2000 Stock Option Plan, 753,119 class A common shares originally reserved for issuance under the 2004 Stock Option Plan, and 183,765 class A common shares originally reserved for issuance under the 2007 Performance Share Plan.

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

During 2016, the Company provided conference and banqueting services in the amount of $488,000 to Crawford & Co. and GHS Holdings, LLC, companies in which Mr. Harsha Agadi, who is a member of the board of directors of Belmond, is the Chief Executive Officer and President.

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

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, Belmond’s independent registered public accounting firm, for audit and permitted non-audit services in 2016 and 2015:

	2016	2015
Year ended December 31,	$	$

Audit fees	2,549,000	2,428,000
Audit-related fees	144,000	237,000
Tax fees	368,000	361,000
All other fees	136,000	97,000
Total	3,197,000	3,123,000

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

Other services consist of those services permitted to be provided by the independent auditor but not included in the other three categories. There were no other services provided in 2016 and 2015.

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members who report any pre-approval decisions to the Committee at its next scheduled meeting. For 2016 and 2015, all of the audit and permitted non-audit services described above were approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

BELMOND LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2016
Allowance for doubtful accounts	291,000	109,000	19,000	(2)	1,000	(1)	420,000
Valuation allowance on deferred tax assets	69,928,000	4,876,000	(4,563,000)	(3)	—		70,241,000

Year ended December 31, 2015
Allowance for doubtful accounts	425,000	92,000	(61,000)	(2)	(165,000)	(1)	291,000
Valuation allowance on deferred tax assets	91,462,000	16,320,000	(37,854,000)	(3)	—		69,928,000

Year ended December 31, 2014
Allowance for doubtful accounts	563,000	47,000	(90,000)	(2)	(95,000)	(1)	425,000
Valuation allowance on deferred tax assets	110,780,000	4,573,000	(23,891,000)	(3)	—		91,462,000

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

Dated:  February 28, 2017

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 28, 2017

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ John D. Campbell	Director
John D. Campbell

/s/ Roland A. Hernandez	Chairman and Director
Roland A. Hernandez

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Ruth A. Kennedy	Director
Ruth A. Kennedy

/s/ Ian Livingston	Director
Ian Livingston

/s/ Gail Rebuck	Director
Gail Rebuck

/s/ H. Roeland Vos	President, Chief Executive Officer and Director
H. Roeland Vos

/s/ Martin O’Grady	Executive Vice President, Chief Financial Officer (Chief Accounting Officer)
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to the Current Report on Form 8-K dated July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K dated June 15, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A dated April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K dated December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K dated May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K dated March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K dated June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
10.1	Exhibit 10.2 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.2	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.3	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.4	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.5	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.8	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.9	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended
10.10	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers
12		Statement of computation of ratios
21		Subsidiaries of Belmond Ltd.
23
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-215029 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification

Exhibit No.	Incorporated by Reference to	Description
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file

The Company hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.