Form 10-Q
period 2017-03-31
Belmond Ltd.
filed 2017-05-09
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

 As of May 5, 2017, 102,121,870 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2017	December 31, 2016
	$’000	$’000
Assets
Cash and cash equivalents	130,953	153,425
Restricted cash	7,043	1,830
Accounts receivable, net of allowances of $461 and $420	28,703	25,775
Due from unconsolidated companies	15,445	12,165
Prepaid expenses and other	14,600	12,262
Inventories	23,977	23,931
Total current assets	220,721	229,388

Property, plant and equipment, net of accumulated depreciation of $386,924 and $368,939	1,089,083	1,074,676
Investments in unconsolidated companies	75,948	79,327
Goodwill	114,891	113,343
Other intangible assets	14,276	13,877
Other assets	12,950	13,457
Total assets (1)	1,527,869	1,524,068

Liabilities and Equity
Accounts payable	13,201	16,366
Accrued liabilities	70,862	69,046
Deferred revenue	46,894	31,350
Current portion of long-term debt and obligations under capital leases	5,307	5,284
Total current liabilities	136,264	122,046

Long-term debt and obligations under capital leases	587,101	585,768
Liability for pension benefit	1,005	1,447
Other liabilities	4,816	5,366
Deferred income taxes	114,049	122,291
Liability for uncertain tax positions	340	318
Total liabilities (1)	843,575	837,236

Commitments and contingencies (Note 17)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,120,268 (2016 — 101,793,829)	1,021	1,018
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2016 — 18,044,478)	181	181

Additional paid-in capital	980,993	979,458
Retained earnings	40,202	58,313
Accumulated other comprehensive loss	(338,401)	(352,339)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2016 — 18,044,478)	(181)	(181)
Total shareholders’ equity	683,815	686,450
Non-controlling interests	479	382
Total equity	684,294	686,832

Total liabilities and equity	1,527,869	1,524,068

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at March 31, 2017 and December 31, 2016 is Charleston Center LLC. These assets and liabilities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	$’000	$’000

Assets
Cash and cash equivalents	719	2,233
Accounts receivable, net of allowances of $Nil and $Nil	3,314	3,066
Prepaid expenses and other	1,052	365
Inventories	1,292	1,296
Total current assets	6,377	6,960

Property, plant and equipment, net of accumulated depreciation of $37,535 and $35,902	200,864	201,861
Other assets	1,393	1,455
Total assets	208,634	210,276

Liabilities
Accounts payable	1,880	4,558
Accrued liabilities	3,254	3,099
Deferred revenue	3,283	1,714
Current portion of long-term debt and obligations under capital leases	245	242
Total current liabilities	8,662	9,613

Long-term debt and obligations under capital leases	111,935	111,968
Other liabilities	—	40
Total liabilities	120,597	121,621

See further description in note 4, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Revenue	95,361	97,402

Expenses:
Cost of services	45,919	45,104
Selling, general and administrative	51,754	46,644
Depreciation and amortization	13,728	13,067

Total operating costs and expenses	111,401	104,815

Gain on disposal of property, plant and equipment	150	150

Losses from operations	(15,890)	(7,263)

Interest income	146	116
Interest expense	(7,676)	(7,510)
Foreign currency, net	(234)	2,858

Losses before income taxes and earnings from unconsolidated companies, net of tax	(23,654)	(11,799)

Benefit from income taxes	5,266	9,596

Losses before earnings from unconsolidated companies, net of tax	(18,388)	(2,203)

Earnings from unconsolidated companies, net of tax provision of $246 and $876	376	835

Losses from continuing operations	(18,012)	(1,368)

Net earnings/(losses) from discontinued operations, net of tax provision/(benefit) of $Nil and $Nil	35	(101)

Net losses	(17,977)	(1,469)

Net earnings attributable to non-controlling interests	(134)	(99)

Net losses attributable to Belmond Ltd.	(18,111)	(1,568)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended
	March 31, 2017	March 31, 2016
	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.18)	(0.01)
Net earnings/(losses) from discontinued operations	—	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.18)	(0.02)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.18)	(0.01)
Net earnings/(losses) from discontinued operations	—	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.18)	(0.02)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Net losses	(17,977)	(1,469)

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax benefit of $Nil and $Nil	13,081	15,074
Change in fair value of derivatives, net of tax provision/(benefit) of $175 and $(459)	664	(1,468)
Change in pension liability, net of tax provision of $32 and $29	156	133
Total other comprehensive income, net of tax	13,901	13,739

Total comprehensive (loss)/income	(4,076)	12,270

Comprehensive income attributable to non-controlling interests	(97)	(146)

Comprehensive income attributable to Belmond Ltd.	(4,173)	12,124

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
	$'000	$'000

Cash flows from operating activities:
Net losses	(17,977)	(1,469)
Less: Net earnings/(losses) from discontinued operations, net of tax	35	(101)

Net losses from continuing operations	(18,012)	(1,368)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	13,728	13,067
Gain on disposal of property, plant and equipment	(150)	(150)
Earnings from unconsolidated companies, net of tax	(376)	(835)
Amortization of debt issuance costs and discount on secured term loan	720	708
Share-based compensation	1,535	1,642
Change in provisions for uncertain tax positions	17	68
Benefit from deferred income tax	(9,611)	(14,595)
Other non-cash movements	602	466
Effect of exchange rates on net losses	(396)	(4,084)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,510)	(684)
Due from unconsolidated companies	(369)	(917)
Prepaid expenses and other	(2,182)	(826)
Inventories	365	(904)
Escrow and prepaid customer deposits	(5,139)	(3,881)
Accounts payable	(4,612)	(3,945)
Accrued liabilities	750	970
Deferred revenue	14,936	12,651
Other, net	262	(219)
Other cash movements:
Dividends from equity method investees	960	1,106

Net cash used in operating activities from continuing operations	(9,482)	(1,730)
Net cash provided by/(used in) operating activities from discontinued operations	—	(101)

Net cash used in operating activities	(9,482)	(1,831)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Three months ended
	March 31, 2017	March 31, 2016
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(11,995)	(11,013)
Release of restricted cash	69	80

Net cash used in investing activities from continuing operations	(11,926)	(10,933)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(11,926)	(10,933)

Cash flows from financing activities:
Repurchase of shares	—	(1,992)
Exercised share options and vested share awards	4	3
Dividend to non-controlling interest	—	(7)
Principal payments under long-term debt	(1,670)	(1,342)

Net cash used in financing activities from continuing operations	(1,666)	(3,338)
Net cash used in financing activities from discontinued operations	—	—

Net cash used in financing activities	(1,666)	(3,338)

Effect of exchange rate changes on cash and cash equivalents	602	1,487

Net decrease in cash and cash equivalents	(22,472)	(14,615)

Cash and cash equivalents at beginning of period (includes $Nil and $Nil of cash presented within assets held for sale)	153,425	135,599

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	130,953	120,984

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2016	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	1,642	—	—	—	—	1,642
Exercised share options and vested share awards	—	3	—	—	—	—	—	—	3
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(97)	(97)
Comprehensive income/(losses):
Net losses attributable to common shares	—	—	—	—	(1,568)	—	—	99	(1,469)
Other comprehensive income	—	—	—	—	—	13,692	—	47	13,739

Balance, March 31, 2016	—	1,016	181	974,816	14,859	(320,850)	(181)	410	670,251

Balance, January 1, 2017	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	1,535	—	—	—	—	1,535
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net losses attributable to common shares	—	—	—	—	(18,111)	—	—	134	(17,977)
Other comprehensive income	—	—	—	—	—	13,938	—	(37)	13,901

Balance, March 31, 2017	—	1,021	181	980,993	40,202	(338,401)	(181)	479	684,294

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At March 31, 2017, Belmond owned, partially-owned or managed 34 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel scheduled for future opening over the coming twelve months, Belmond Cadogan Hotel in England. Subsequent to the balance sheet date, the Company launched the Belmond Andean Explorer luxury sleeper train in Peru in May 2017, and completed the acquisition of a hotel in Colca Canyon, Peru through the Company’s existing 50/50 joint venture with local partners in April 2017.

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

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or the fiscal year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. See Note 2 to the consolidated financial statements in the 2016 Annual Report on Form 10-K for additional information regarding significant accounting policies.

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

Reclassifications

In the period, the Company has corrected a prior period misstatement to reclassify an immaterial deferred tax entry related to a change of functional currency at the Company's Brazilian subsidiaries in 2014. As a result, opening Retained earnings has increased by $5,562,000 and opening Accumulated other comprehensive income has decreased by $5,562,000, with no net change in Total Equity. There is no impact on net earnings, EPS or cash flows in any period presented.

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

In January 2017, the FASB issued new guidance to clarify the definition of a business.The guidance is effective in annual periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The new guidance will be applied on a prospective basis. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended
	March 31, 2017	March 31, 2016

Numerator ($'000)
Net earnings/(losses) from continuing operations	(18,012)	(1,368)
Net earnings/(losses) from discontinued operations	35	(101)
Net losses/(earnings) attributable to non-controlling interests	(134)	(99)

Net earnings/(losses) attributable to Belmond Ltd.	(18,111)	(1,568)

Denominator (shares '000)
Basic weighted average shares outstanding	101,863	101,315
Effect of dilution	—	—

Diluted weighted average shares outstanding	101,863	101,315

	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.177)	(0.014)
Net earnings/(losses) from discontinued operations	—	(0.001)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.178)	(0.016)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.177)	(0.014)
Net earnings/(losses) from discontinued operations	—	(0.001)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.178)	(0.016)

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended
	March 31, 2017	March 31, 2016

Share options	2,415,014	2,754,007
Share-based awards	1,422,565	1,442,405

Total	3,837,579	4,196,412

The number of share options and share-based awards unexercised at March 31, 2017 was 3,837,579 (March 31, 2016 - 4,196,412).

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

Summarized operating results of the properties classified as discontinued operations for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	—	35	35

Earnings before tax	—	35	35

Net earnings from discontinued operations	—	35	35

	Three months ended March 31, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(97)	(4)	(101)

Losses before tax	(97)	(4)	(101)

Net losses from discontinued operations	(97)	(4)	(101)

The results of discontinued operations for the three months ended March 31, 2017 included earnings of $35,000 at Porto Cupecoy due to the release of remaining accruals that Belmond is discharged from. The results of discontinued operations for the three months ended March 31, 2016 comprised legal fees of $97,000 in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 17.

(b)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at March 31, 2017 and December 31, 2016.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $208,634,000 at March 31, 2017 (December 31, 2016 - $210,276,000) and exclude goodwill of $40,395,000 (December 31, 2016 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $120,597,000 at March 31, 2017 (December 31, 2016 - $121,621,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	$’000	$’000	$’000	$’000

Investment	2,858	2,818	2,858	2,818
Due from unconsolidated company	4,797	4,771	4,797	4,771
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	7,655	7,589	7,655	7,589

5.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at March 31, 2017, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

In June 2007, a joint venture in which Belmond holds a 50% equity interest acquired real estate in Buzios, a beach resort area in Brazil, for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the joint venture company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the expropriation of the land in exchange for a payment of fair compensation to the joint venture. In April 2011, the State of Rio de Janeiro took over the expropriation process as part of a broader State plan to develop a coastal environmental park. Under applicable law, the State had five years to carry out the expropriation in exchange for fair value, which it failed to do by the April 18, 2016 deadline. As a result, the land returned unencumbered to the joint venture, although is subject to expropriation again. The Company and its joint venture partner are assessing their options, including negotiation with or litigation against the State to seek a permanent resolution of the status of the land, but in any case, the Company expects to recover its investment in the project.

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	March 31, 2017	December 31, 2016
	$’000	$’000

Current assets	83,258	96,247

Property, plant and equipment, net of accumulated depreciation	298,338	295,662
Other non-current assets	29,651	29,442
Non-current assets	327,989	325,104

Total assets	411,247	421,351

Current liabilities, including $21,120 and $21,021 current portion of third-party debt	91,252	89,785

Long-term debt	148,709	153,876
Other non-current liabilities	28,005	27,545
Non-current liabilities	176,714	181,421

Total shareholders’ equity	143,281	150,145

Total liabilities and shareholders’ equity	411,247	421,351

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Revenue	39,465	38,738

Gross profit[1]	25,519	25,844

Net earnings[2]	827	1,804
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at March 31, 2017, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $17,267,000 of debt obligations of the joint venture in Peru that operates four hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $7,261,000, through May 2017.

6.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2017	December 31, 2016
	$’000	$’000

Land and buildings	1,026,444	1,010,362
Machinery and equipment	185,587	179,537
Fixtures, fittings and office equipment	244,896	235,098
River cruise ship and canal boats	19,080	18,618

	1,476,007	1,443,615
Less: Accumulated depreciation	(386,924)	(368,939)

Total property, plant and equipment, net of accumulated depreciation	1,089,083	1,074,676

The depreciation charge on property, plant and equipment for the three months ended March 31, 2017 was $13,595,000 (March 31, 2016 - $12,944,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $200,864,000 at March 31, 2017 (December 31, 2016 - $201,861,000).

There were no impairments of property, plant and equipment in the three months ended March 31, 2017 and in the three months ended March 31, 2016.

In the three months ended March 31, 2017, Belmond considered whether the decline in performance of Belmond Road to Mandalay caused by increased competition in Myanmar indicated that the carrying amount of the business’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Under the first step of the fixed assets impairment test, the sum of the undiscounted cash flows expected to result from Belmond Road to Mandalay was approximately 23% in excess of its carrying value. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset group include the future operating projections of the river cruise business, particularly passenger numbers, ticket prices and fixed costs. Any failure to meet these assumptions may result in an impairment charge that would write down the carrying value of assets to fair value in future periods.

In the three months ended March 31, 2017, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of the business’s fixed assets may not be recoverable. While Belmond concluded that there was no impairment trigger in the current quarter, it is carefully monitoring the situation. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the sum of the undiscounted cash flows of the asset group include the future operating projections of the train, particularly passenger numbers, ticket prices and maintenance spend, and any deterioration in the U.K. regional economy. Any failure to meet these assumptions may result in an impairment charge that would write down the carrying value of assets to fair value in future periods.

There was no capitalized interest in the three months ended March 31, 2017 and 2016.

7.    Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

	At January 1, 2017					At March 31, 2017
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,459	(14,202)	50,257	—	1,355	65,814	(14,202)	51,612
North America	66,101	(16,110)	49,991	—	—	66,101	(16,110)	49,991
Rest of world	20,581	(13,149)	7,432	—	105	20,686	(13,149)	7,537
Owned trains and cruises	6,325	(662)	5,663	—	88	6,413	(662)	5,751

Total	157,466	(44,123)	113,343	—	1,548	159,014	(44,123)	114,891

8.    Other intangible assets

Other intangible assets consist of the following as of March 31, 2017:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2017	8,501	1,658	7,579	17,738
Additions	—	—	—	—
Foreign currency translation adjustment	50	26	493	569

Balance at March 31, 2017	8,551	1,684	8,072	18,307

Accumulated amortization:
Balance at January 1, 2017	2,636	1,225		3,861
Charge for the period	92	41		133
Foreign currency translation adjustment	17	20		37

Balance at March 31, 2017	2,745	1,286		4,031

Net book value:
At March 31, 2017	5,806	398	8,072	14,276

At December 31, 2016	5,865	433	7,579	13,877

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

Amortization expense for the three months ended March 31, 2017 was $133,000 (March 31, 2016 - $123,000). Estimated total amortization expense for the remainder of the year ending December 31, 2017 is $399,000 and for each of the years ending December 31, 2018 to December 31, 2021 is $532,000.

9.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	March 31, 2017	December 31, 2016
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of three to four years (2016 - two to five years), with a weighted average interest rate of 4.27% (2016 - 4.27%)	602,777	602,083
Obligations under capital lease	13	19

Total long-term debt and obligations under capital lease	602,790	602,102

Less: Current portion	5,307	5,284
Less: Discount on secured term loan	1,434	1,515
Less: Debt issuance costs	8,948	9,535

Non-current portion of long-term debt and obligations under capital lease	587,101	585,768

Belmond is financed with a $489,737,000 secured term loan and a $105,000,000 revolving credit facility.

The term loan has two tranches, a U.S. dollar tranche ($334,415,000 currently outstanding) and a euro-denominated tranche (€145,398,000 currently outstanding, equivalent to $155,322,000 as at March 31, 2017). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in 2021 and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility matures in March 2019 and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

In August 2014, Charleston Center LLC entered into an $86,000,000 loan secured on its real and personal property. The loan had a 2019 maturity and bore interest at a rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112,000,000 new loan with the same 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain reported in the statement of consolidated operations during the year ended December 31, 2016 of $1,200,000 upon extinguishment of debt, including the payment of a tax indemnity to our partners of $2,800,000 in respect of their income from the discount arising on the cancellation of indebtedness.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2017:

$’000

Remainder of 2017	3,636
2018	5,311
2019	117,322
2020	5,337
2021	471,184
2022 and thereafter	—

Total long-term debt and obligations under capital lease	602,790

The Company has guaranteed $489,737,000 of the long-term debt of its subsidiary companies as at March 31, 2017 (December 31, 2016 - $488,985,000).

The tables above include the debt of Charleston Center LLC of $113,040,000 at March 31, 2017 (December 31, 2016 - $113,098,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

Debt issuance costs related to the above outstanding long-term debt were $8,948,000 at March 31, 2017 (December 31, 2016 - $9,535,000), including $860,000 at March 31, 2017 (December 31, 2016 - $888,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $105,533,000 of revolving credit and working capital facilities at March 31, 2017 (December 31, 2016 - $105,525,000) of which $105,533,000 was available (December 31, 2016 - $105,525,000).

10.    Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2017	December 31, 2016
	$’000	$’000

Interest rate swaps (see Note 19)	663	1,054
Deferred gain on sale of Inn at Perry Cabin by Belmond	1,200	1,350
Deferred lease incentive	153	162
Tax indemnity provision on extinguishment of debt (see Note 9)	2,800	2,800

Total other liabilities	4,816	5,366

11.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	171	226
Expected return on assets	(240)	(295)
Net amortization and deferrals	188	162

Net periodic benefit cost	119	93

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

Belmond (UK) Ltd., a wholly owned subsidiary of the Company (“Belmond UK”), is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,590,000 at March 31, 2017) annually until the plan is fully funded, which, based on its December 2015 actuarial assessment (prepared using assumptions which differ in some respects to those used to value the liability for these financial statements), is projected to occur in 2017. During the three months ended March 31, 2017, contributions of $394,000 (March 31, 2016 - $455,000) were made to the pension plan and Belmond anticipates contributing an additional $1,196,000 to fund the plan in 2017 for a total of $1,590,000.

Once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $10,250,000 at March 31, 2017), which reduces commensurately with every payment made to the plan since December 31, 2012. As part of the U.K. statutorily-mandated negotiation between pension plan sponsors and pension plans that occurs every three year, Belmond expects to reinstate this guarantee by May 31, 2017, through 2026 and reset the cap at £8,200,000.

12.    Income taxes

In the three months ended March 31, 2017, the income tax benefit was $5,266,000 (March 31, 2016 - $9,596,000). This reduction in income tax benefits is mainly as a result of not being able to recognize a deferred tax credit in respect of certain UK costs in the three months ended March 31, 2017.

13.    Interest expense

The balances in interest expense are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,907	6,660

Interest on legal settlements	49	142

Amortization of debt issuance costs and discount on secured term loan	720	708

Total interest expense	7,676	7,510

14.    Supplemental cash flow information

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Cash paid during the period for:
Interest	6,600	6,313

Income taxes, net of refunds	4,328	4,931

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a increase of $1,219,000 for the three months ended March 31, 2017 (March 31, 2016 - increase of $845,000).

15.    Restricted cash

The major balances in restricted cash are as follows:

	March 31, 2017	December 31, 2016
	$’000	$’000

Cash deposits required to be held with lending banks as collateral	686	755
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	6,576	1,341
Bonds and guarantees	467	489

Total restricted cash	7,729	2,585

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at March 31, 2017 was $686,000 (December 31, 2016 - $755,000).

16.    Share-based compensation plans

At March 31, 2017, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three months ended March 31, 2017 was $1,535,000 (March 31, 2016 - $1,642,000). The total compensation cost related to unexercised options and unvested share awards at March 31, 2017 to be recognized over the period April 1, 2017 to March 31, 2021 was $11,468,000 and the weighted average period over which it is expected to be recognized is 30 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the three months ended March 31, 2017.

2009 share award and incentive plan

During the three months ended March 31, 2017, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2018	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2019	$0.01
Restricted shares without performance criteria	117,231	March 17, 2017	March 17, 2020	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2021	$0.01
Deferred shares with performance criteria	228,500	March 17, 2017	March 17, 2020	$0.01

17.    Commitments and contingencies

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at March 31, 2017, and that it must pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,365,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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

In the meantime, the Company is paying rent at the reduced amount but continues to accrue rent at the full contractual amount. Amounts accrued at March 31, 2017 totaled R$22,171,000 ($6,998,000). The Company does not believe that any loss above the amounts accrued is likely.

Belmond Miraflores Park

The Company is contesting a claim by the municipality of Miraflores in Lima, Peru, the location of its Belmond Miraflores Park Hotel (“BMP”), that BMP has violated municipal nuisance ordinances by generating noise and vibration that disturbed certain owners of apartments in an adjoining residential building. The local administrative court ruled in favor of the municipality, levying a nominal fine and injunctive relief that included the potential closure of BMP until the noise and vibration has been eliminated. In March 2016, after the administrative court's ruling was affirmed at the trial and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling has been stayed pending the appeal. BMP does not expect to receive a ruling and formal notification from the Supreme Court until at least May 15, 2017, but BMP is aware that the Supreme Court has ruled in favor of the municipality. Nonetheless, management believes that the risk of closure of BMP is remote because BMP has completed its remediation and expects to be currently in compliance with municipal noise ordinances and may also seek to acquire the apartments of the owners who had originally complained about being disturbed. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

Cupecoy Village Development N.V.

In July 2015, Cupecoy Village Development N.V. ("Cupecoy") received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believes indicates a maximum possible loss of $16,500,000. Belmond believes that the report received from the tax authorities contained a number of material miscalculations and misinterpretations of fact and law. The Company had provided a written response to the tax authorities disputing their assessment and expected the resolution of this dispute to result in only an immaterial cost. However, the tax authorities consistently failed to respond or otherwise engage with Belmond or Cupecoy. After multiple attempts to meet with the tax authorities, the Company provided them formal notice of its intention to wind up Cupecoy, which the Company did after receiving no response from the authorities to either a first or second notice. In October 2016, following our application to the court, Cupecoy was declared technically insolvent in light of the 2015 tax claim, at which point the Company determined that any liability in respect of Cupecoy was effectively discharged. A final bankruptcy declaration in respect of Cupecoy was made by the local Dutch court in February 2017.

“Cipriani” Trademark

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

Capital Commitments

Outstanding contracts to purchase property, plant and equipment were approximately $12,203,000 at March 31, 2017 (December 31, 2016 - $7,772,000).

Future rental payments and rental expense under operating leases

Future rental payments as at March 31, 2017 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2017	9,541
2018	12,524
2019	10,796
2020	10,663
2021	11,401
2022	9,289
2023 and thereafter	62,755

Future rental payments under operating leases	126,969

Rental expense for the three months ended March 31, 2017 amounted to $3,498,000 (March 31, 2016 - $2,620,000).

18.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
March 31, 2017	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(2,513)	—	(2,513)

Total net liabilities	—	(2,513)	—	(2,513)

	Level 1	Level 2	Level 3	Total
December 31, 2016	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(3,364)	—	(3,364)

Total net liabilities	—	(3,364)	—	(3,364)

During the three months ended March 31, 2017, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of March 31, 2017 and December 31, 2016 were as follows:

		March 31, 2017		December 31, 2016
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 2	602,777	626,222	602,083	626,613

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the three months ended March 31, 2017 and 2016.

19.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cash flow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

Cash flow hedges of interest rate risk

As of March 31, 2017 and December 31, 2016, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	March 31, 2017	December 31, 2016
	’000	’000

Interest rate swaps	€72,750	€72,938
Interest rate swaps	$210,325	$210,756
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of March 31, 2017 and December 31, 2016:

		Fair value as of March 31, 2017	Fair value as of December 31, 2016
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Accrued liabilities	(1,850)	(2,310)
Interest rate derivatives	Other liabilities	(663)	(1,054)

Total		(2,513)	(3,364)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at March 31, 2017 and December 31, 2016. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 20. At March 31, 2017, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $1,821,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three months ended March 31, 2017 was a loss of $2,342,000 (March 31, 2016 - loss of $7,661,000).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of March 31, 2017, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $2,513,000 (December 31, 2016 - $3,364,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $2,513,000 (December 31, 2016 - $3,370,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $155,323,000 at March 31, 2017, being a liability of Belmond (December 31, 2016 - $153,472,000).

20.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Three months ended March 31, 2017	$’000	$’000	$’000	$’000

Balance at January 1, 2017	(337,053)	(3,224)	(12,062)	(352,339)

Other comprehensive income before reclassifications, net of tax provision of $Nil, $39 and $32	13,118	147	156	13,421

Amounts reclassified from AOCI, net of tax provision of $Nil, $136 and $Nil	—	517	—	517

Net current period other comprehensive income	13,118	664	156	13,938

Balance at March 31, 2017	(323,935)	(2,560)	(11,906)	(338,401)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	March 31, 2017	March 31, 2016
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	517	709	Interest expense

Total reclassifications for the period	517	709

21.    Segment information

Segment performance is evaluated by the chief operating decision maker based upon adjusted earnings before interest, tax, depreciation and amortization (“adjusted EBITDA”).

For reporting periods prior to the quarter ended March 31, 2017, the Company disclosed certain disaggregated segment profitability information in its periodic reports in accordance with applicable U.S. GAAP accounting principles, ASC 280 Segment Reporting, in the form of earnings before gains/(losses) on disposal, impairments, central costs, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization, share-based compensation and gains/(losses) on extinguishment of debt (“segment profit/(loss)”). This is a measure of unadjusted EBITDA and, consistent with ASC 280, has represented the way management traditionally have evaluated the operating performance of each of the

Company’s reportable segments. The format of the segment performance information provided to the chief operating decision maker for these purposes has evolved over time to focus primarily on adjusted EBITDA as the key measure of segment profitability. Adjusted EBITDA excludes gains/(losses) on disposal, impairments, restructuring and other special items, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization and gains/(losses) on extinguishment of debt. In order to better reflect management’s internal evaluation of segment performance under ASC 280, as of the quarterly reporting period ended March 31, 2017, Belmond has disclosed adjusted EBITDA in place of segment profit/(loss) as the primary metric used by the chief operating decision maker to evaluate segment performance. In management’s view, adjusted EBITDA allows the Company’s segment performance to be evaluated more effectively and on a consistent basis by removing the impact of certain items that management believes do not reflect the underlying operations. Belmond notes that adjusted EBITDA is not a term defined under GAAP. As a result, Belmond provides reconciliations to the GAAP number immediately following tables using this non-GAAP term.

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Owned hotels:
Europe	12,015	13,425
North America	39,886	39,602
Rest of world	35,963	35,268
Total owned hotels	87,864	88,295
Owned trains and cruises	5,140	6,439
Part-owned/managed hotels	534	674
Part-owned/managed trains	1,823	1,994
Total management fees	2,357	2,668

Revenue	95,361	97,402

Reconciliation of consolidated earnings/(losses) from continuing operations to adjusted EBITDA:

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	(8,120)	(5,617)
North America	9,895	10,063
Rest of world	9,946	11,511
Total owned hotels	11,721	15,957
Owned trains and cruises	(4,233)	(2,819)
Part-owned/managed hotels	259	668
Part-owned/managed trains	2,729	3,720
Total adjusted share of earnings from unconsolidated companies and management fees	2,988	4,388

Unallocated corporate:
Central costs	(9,400)	(7,890)
Share-based compensation	(1,535)	(1,742)

Adjusted EBITDA	(459)	7,894

Reconciliation from losses from continuing operations to adjusted EBITDA:

Losses from continuing operations	(18,012)	(1,368)
Depreciation and amortization	13,728	13,067
Interest income	(146)	(116)
Interest expense	7,676	7,510
Foreign currency, net	234	(2,858)
Benefit from income taxes	(5,266)	(9,596)
Share of provision for income taxes of unconsolidated companies	246	876
	(1,540)	7,515
Gain on disposal of property, plant and equipment	(150)	(150)
Restructuring and other special items	1,231	529

Adjusted EBITDA	(459)	7,894

Earnings from unconsolidated companies, net of tax:

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Part-owned/managed hotels	(217)	(87)
Part-owned/managed trains	593	922

Total earnings from unconsolidated companies, net of tax	376	835

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Owned hotels:
Europe	6,230	3,078
North America	1,097	2,169
Rest of world	1,701	1,885
Total owned hotels	9,028	7,132
Owned trains and cruises	2,537	3,349

Unallocated corporate	430	532

Total capital expenditure to acquire property, plant and equipment	11,995	11,013

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended
	March 31, 2017	March 31, 2016
	$’000	$’000

Bermuda	—	—
Italy	1,367	2,243
United Kingdom	6,087	6,798
United States	26,557	24,095
Brazil	18,163	18,443
All other countries	43,187	45,823

Total revenue	95,361	97,402

22.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three months ended March 31, 2017, Belmond earned management fees from Eastern and Oriental Express Ltd. of $114,000 (March 31, 2016 - $122,000) which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at March 31, 2017 was $4,797,000 (December 31, 2016 - $4,886,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2017, Belmond earned management and guarantee fees from its Peruvian joint ventures of $2,243,000 (March 31, 2016 - $2,575,000) which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at March 31, 2017 was $10,244,000 (December 31, 2016 - $6,907,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at March 31, 2017 was $404,000 (December 31, 2016 - $372,000).

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Introduction

Belmond currently owns, partially-owns or manages 48 properties (including one scheduled for future opening over the coming twelve months, Belmond Cadogan Hotel in London, England, the Belmond Andean Explorer train in Peru which launched in May 2017 and the recent acquisition of a hotel in Colca Canyon, Peru, in April 2017).

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Owned trains and cruises, (5) Part-owned/managed hotels and (6) Part-owned/managed trains.

For reporting periods prior to the quarter ended March 31, 2017, the Company disclosed certain disaggregated segment profitability information in its periodic reports in accordance with applicable U.S. GAAP accounting principles, ASC 280 Segment Reporting, in the form of earnings before gains/(losses) on disposal, impairments, central costs, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization, share-based compensation and gains/(losses) on extinguishment of debt (“segment profit/(loss)”). This is a measure of unadjusted EBITDA and, consistent with ASC 280, has represented the way management traditionally have evaluated the operating performance of each of the Company’s reportable segments. The format of the segment performance information provided to the chief operating decision maker for these purposes has evolved over time to focus primarily on adjusted EBITDA as the key measure of segment profitability. Adjusted EBITDA excludes gains/(losses) on disposal, impairments, restructuring and other special items, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization and gains/(losses) on extinguishment of debt. In order to better reflect management’s internal evaluation of segment performance under ASC 280, as of the quarterly reporting period ended March 31, 2017, Belmond has disclosed adjusted EBITDA in place of segment profit/(loss) as the primary metric used by the chief operating decision maker to evaluate segment performance. In management’s view, adjusted EBITDA allows the Company’s segment performance to be evaluated more effectively and on a consistent basis by removing the impact of certain items that management believes do not reflect the underlying operations. Belmond notes that adjusted EBITDA is not a term defined under GAAP. As a result, Belmond provides reconciliations to the GAAP number immediately following tables using this non-GAAP term.

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2016 and 2015, respectively, derived primarily from the Europe, North America and Rest of world segments.

At March 31, 2017, hotels consisted of 29 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, five in North America and thirteen in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment.

Belmond's part-owned/managed hotels segment consisted of five hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in four of the managed hotels. In addition, in April 2017, the Company acquired a hotel in Colca Canyon, Peru. The 20-key Las Casitas del Colca hotel was acquired through the Company’s existing 50/50 joint venture with local partners.

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties as part of management's long-term strategy to reduce leverage and redeploy the capital in properties with higher potential returns.

Belmond's owned trains and cruises segment consisted of five European tourist trains, two river cruise ships in Myanmar and one French canal cruise business. In August 2016, the Company commenced operations of Belmond Grand Hibernian, the first luxury overnight train to travel throughout the island of Ireland.

Belmond's part-owned/managed trains segment consisted of two train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in each of these train businesses. In addition, in May 2017, the Company launched the Belmond Andean Explorer luxury sleeper train, located in Peru.

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

Results of Operations

Belmond’s operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, expressed as a percentage of revenue, are as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	%	%

Revenue:
Owned hotels:
Europe	12	13
North America	42	41
Rest of world	38	36
Total owned hotels	92	90
Owned trains and cruises	5	7
Part-owned/managed hotels	1	1
Part-owned/managed trains	2	2
Total management fees	3	3

Revenue	100	100

Cost of services	(48)	(46)
Selling, general and administrative	(54)	(48)
Depreciation and amortization	(14)	(13)
Interest income, interest expense and foreign currency, net	(8)	(5)
Losses before income taxes and earnings from unconsolidated companies, net of tax	(24)	(12)
Benefit from income taxes	6	10
Earnings from unconsolidated companies, net of tax	—	1
Losses from continuing operations	(18)	(1)
Net (losses)/earnings from discontinued operations, net of tax	—	—

Net losses	(18)	(1)

Operating information for Belmond’s owned hotels for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended
	March 31, 2017	March 31, 2016

Rooms available
Europe	43,040	43,785
North America	64,170	64,883
Rest of world	92,880	93,457
Worldwide	200,090	202,125

Rooms sold
Europe	18,477	19,072
North America	43,983	44,753
Rest of world	56,654	63,024
Worldwide	119,114	126,849

Occupancy (percentage)
Europe	43	44
North America	69	69
Rest of world	61	67
Worldwide	60	63

Average daily rate (in U.S. dollars)
Europe	319	355
North America	466	468
Rest of world	410	366
Worldwide	417	401

RevPAR (in U.S. dollars)
Europe	137	155
North America	320	323
Rest of world	250	247
Worldwide	248	251

	Three months ended March 31,		Change %
	2017	2016	Dollars	Constant currency

Same Store RevPAR (in dollars)
Europe	137	155	(11)%	(11)%
North America	320	323	(1)%	(1)%
Rest of world	250	247	1%	(12)%
Worldwide	248	251	(1)%	(7)%

Overview

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The net losses attributable to Belmond Ltd. for the three months ended March 31, 2017 were $18.1 million ($0.18 per common share) on revenue of $95.4 million, compared with net losses of $1.6 million ($0.02 per common share) on revenue of $97.4 million for the three months ended March 31, 2016. The increase in net losses was partly due to a decrease in earnings year-on-year at the Brazilian hotels as they continued to face a challenging economic situation. In addition, central costs increased on the prior year quarter as a result of an increase in information technology costs and costs associated with expanding the resources of the development team. There was a decrease in tax benefit of $4.3 million mainly as a result of not being able to recognize a deferred tax credit in respect of certain UK costs in the three months ended March 31, 2017. The increase in net loss was also as a result of a foreign exchange loss of $0.2 million recognized in the three months ended March 31, 2017, compared with a foreign exchange gain of $2.9 million recognized in the three months ended March 31, 2016.

Revenue

	Three months ended
	March 31, 2017	March 31, 2016
	$ millions	$ millions

Revenue:
Owned hotels:
Europe	12.0	13.4
North America	39.9	39.6
Rest of world	36.0	35.3
Total owned hotels	87.9	88.3
Owned trains and cruises	5.1	6.4
Part-owned/managed hotels	0.6	0.7
Part-owned/managed trains	1.8	2.0
Total management fees	2.4	2.7

Revenue	95.4	97.4

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Total revenue was $95.4 million for the three months ended March 31, 2017, a decrease of $2.0 million, or 2%, from $97.4 million for the three months ended March 31, 2016. Owned hotels revenue was $87.9 million for the three months ended March 31, 2017, a decrease of $0.4 million or 1%, from $88.3 million for the three months ended March 31, 2016. The decrease in owned hotels revenue was partially due to a revenue decrease of $1.8 million at Belmond La Samanna, St. Martin, French West Indies, due to decreased visitation. In addition, the year-over-year revenue decline was a result of a $1.4 million revenue decrease for the Company's Italian hotels partly as a result of a shift in the Easter holiday from the first quarter of 2016 to the second quarter of 2017. The Brazilian hotels had a revenue decrease of $4.6 million on a constant currency basis, largely due to the country's challenging economic situation and a stronger Brazilian real, both of which contributed to decreased demand from international markets. Revenue from owned total trains and cruises was $5.1 million for the three months ended March 31, 2017, a decrease of $1.3 million, or 20%, from $6.4 million for the three months ended March 31, 2016, which was largely due to a combined revenue decrease of $1.1 million at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, as a result of increased local competition. These decreases were offset by favorable foreign exchange variances of $4.9 million following a year-over-year appreciation in the Brazilian real, South African rand and Russian ruble.

Owned hotels - Europe

	Three months ended
	March 31, 2017	March 31, 2016

Rooms available	43,040	43,785
Rooms sold	18,477	19,072
Occupancy (percentage)	43	44
Average daily rate (in U.S. dollars)	319	355
RevPAR (in U.S. dollars)	137	155
Same store RevPAR (in U.S. dollars)	137	155

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue was $12.0 million for the three months ended March 31, 2017, a decrease of $1.4 million, or 10%, from $13.4 million for the three months ended March 31, 2016. In constant currency, revenue for the region for the first quarter decreased $1.3 million or 10% from the prior-year quarter in the region's seasonally low quarter, during which the Company's Italian and Spanish hotels are closed for the majority of the period. The year-over-year revenue decrease was partially due to a revenue decrease of $0.6 million at Belmond Hotel Cipriani, Venice, Italy partly as a result of the shift in the Easter holiday from the first quarter of 2016 to the second quarter of 2017. In addition, Belmond Le Manoir aux Quat’Saisons, Oxfordshire, England had a revenue decrease of $0.8 million which was partly attributable to the 13% year-over-year depreciation of the British pound against the U.S. dollar. ADR in U.S. dollar terms for the European owned hotels segment decreased to $319 in the three months ended March 31, 2017 from $355 in the three months ended March 31, 2016. Occupancy decreased to 43% in the three months ended March 31, 2017 from 44% in the three months ended March 31, 2016. Same store RevPAR decreased by 11% in U.S. dollars, to $137 in the three months ended March 31, 2017 from $155 in the three months ended March 31, 2016.

Owned hotels - North America

	Three months ended
	March 31, 2017	March 31, 2016

Rooms available	64,170	64,883
Rooms sold	43,983	44,753
Occupancy (percentage)	69	69
Average daily rate (in U.S. dollars)	466	468
RevPAR (in U.S. dollars)	320	323
Same store RevPAR (in U.S. dollars)	320	323

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue was $39.9 million for the three months ended March 31, 2017, an increase of $0.3 million, or 1%, from $39.6 million for the three months ended March 31, 2016. This increase was due to revenue growth of $1.0 million or 6% at Belmond Charleston Place, South Carolina, due to strong group bookings; $0.9 million or 24% at Belmond El Encanto, Santa Barbara, California, partly as a result of year-over-year growth in group revenue; and $0.6 million or 19% at '21' Club in New York City primarily due to increased demand for the main restaurant and banqueting venues. Growth from these properties was partially offset by a $1.8 million or 17% revenue decrease at Belmond La Samanna, which was negatively impacted by an overall decline in visitation. ADR for the North American owned hotels segment decreased to $466 in the three months ended March 31, 2017 from $468 in the three months ended March 31, 2016. Occupancy remained consistent at 69% for the three months ended March 31, 2017 and March 31, 2016. Same store RevPAR decreased by 1% to $320 for the three months ended March 31, 2017 from $323 in the three months ended March 31, 2016.

Owned hotels - Rest of world

	Three months ended
	March 31, 2017	March 31, 2016

Rooms available	92,880	93,457
Rooms sold	56,654	63,024
Occupancy (percentage)	61	67
Average daily rate (in U.S. dollars)	410	366
RevPAR (in U.S. dollars)	250	247
Same store RevPAR (in U.S. dollars)	250	247

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue was $36.0 million for the three months ended March 31, 2017, an increase of $0.7 million, or 2%, from $35.3 million for the three months ended March 31, 2016. This increase was largely due to favorable exchange rate movements of $5.5 million resulting from the year-over-year appreciation of the Brazilian real and the South African rand against the U.S. dollar, which were offset by revenue declines on a constant currency basis of $4.8 million, particularly at the Brazilian properties. In constant currency, there was a combined revenue decrease of $4.6 million at Belmond Copacabana Palace, Rio Janeiro, Brazil and at Belmond Hotel das Cataratas, Iguassu Falls, Brazil, as a result of the country's challenging economic situation and a stronger Brazilian real, both of which contributed to decreased demand from international markets. These declines were offset by revenue growth on a constant currency basis of $1.0 million or 15% at Belmond Mount Nelson, Cape Town, South Africa. Belmond Mount Nelson achieved strong constant currency ADR growth of 33% due to the investments made to renovate the hotel’s room product over the past several years. ADR in U.S. dollar terms for the Rest of world owned hotels segment increased to $410 in the three months ended March 31, 2017 from $366 in the three months ended March 31, 2016. Occupancy decreased to 61% for the three months ended March 31, 2017 from 67% for the three months ended March 31, 2016. Same store RevPAR increased by 1% in U.S. dollars, to $250 for the three months ended March 31, 2017 from $247 for the three months ended March 31, 2016, a decrease of 12% on a constant currency basis.

Owned trains and cruises

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue was $5.1 million for the three months ended March 31, 2017, a decrease of $1.3 million, or 20%, from $6.4 million for the three months ended March 31, 2016. This was partially as a result of unfavorable exchange rate movements of $0.4 million million resulting from the 13% year-over-year depreciation of the British pound against the U.S. dollar and a combined revenue decrease of $1.1 million on a constant currency basis at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, due to decreased demand when compared to the prior-year quarter.

Part-owned/managed hotels

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue was $0.5 million for the three months ended March 31, 2017, a decrease of $0.2 million, or 29%, from $0.7 million for the three months ended March 31, 2016. This was due to a decline in revenue from the Company's Peru hotels joint venture primarily as a result of a decrease in ADR at the Peru joint venture hotels as well as a drop in bookings due to flooding caused by El Nino.

Part-owned/managed trains

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenue was $1.8 million in the three months ended March 31, 2017, a decrease of $0.2 million, or 10%, from $2.0 million in the three months ended March 31, 2016. The PeruRail joint venture’s tourist train operations were negatively impacted partly by the shift in the Easter holiday from the first quarter of 2016 to the second quarter of 2017.

Cost of services

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Cost of services was $45.9 million for the three months ended March 31, 2017, an increase of $0.8 million, or 2%, from $45.1 million for the three months ended March 31, 2016. As a percentage of revenue, cost of services increased to 48% in the three months ended March 31, 2017, from 46% in the three months ended March 31, 2016. This is partly due to a decrease in margins for the first quarter following a change in the seasonal allocation of annual expenses at the Italian hotels.

Selling, general and administrative expenses

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Selling, general and administrative expenses were $51.8 million for the three months ended March 31, 2017, an increase of $5.2 million, or 11%, from $46.6 million for the three months ended March 31, 2016. As a percentage of revenue, selling, general and administrative expenses increased to 54% in the three months ended March 31, 2017, from 48% in the three months ended March 31, 2016. This is partly due to a decrease in margins for the first quarter following a change in the seasonal allocation of annual expenses at the Italian hotels. In addition, there was an increase in central costs due to costs associated with expanding the resources of the development team.

Central costs within selling, general and administrative expenses were $11.0 million for the three months ended March 31, 2017 (including $1.5 million of non-cash share-based compensation expense), an increase of $1.3 million, or 13%, from $9.7 million for the three months ended March 31, 2016 (including $1.7 million of non-cash share-based compensation expense). As a percentage of revenue, central costs increased to 12% for the three months ended March 31, 2017, from 10% for the three months ended March 31, 2016, mainly due to increased development and other corporate headcount to support the 2020 strategic growth plan and greater information technology expenses.

Segment performance

Segment performance is evaluated by the chief operating decision maker based upon adjusted EBITDA, which excludes gains/(losses) on disposal, impairments, restructuring and other special items, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization and gains/(losses) on extinguishment of debt.

Segment performance for the three months ended March 31, 2017 and 2016 is analyzed as follows:

	Three months ended
	March 31, 2017	March 31, 2016
	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	(8.1)	(5.6)
North America	9.9	10.1
Rest of world	9.9	11.5
Total owned hotels	11.7	16.0
Owned trains and cruises	(4.2)	(2.8)
Part-owned/managed hotels	0.3	0.7
Part-owned/managed trains	2.7	3.7
Total adjusted share of earnings from unconsolidated companies and management fees	3.0	4.4

Unallocated corporate:
Central costs	(9.5)	(8.0)
Share-based compensation	(1.5)	(1.7)

Adjusted EBITDA	(0.5)	7.9

Reconciliation from losses from continuing operations to adjusted EBITDA:

Losses from continuing operations	(18.0)	(1.4)
Depreciation and amortization	13.7	13.1
Interest income, interest expense and foreign currency, net	7.9	4.5
Benefit from income taxes	(5.3)	(9.6)
Share of provision for income taxes of unconsolidated companies	0.2	0.9
	(1.5)	7.5
Gain on disposal of property, plant and equipment	(0.2)	(0.2)
Restructuring and other special items	1.2	0.6

Adjusted EBITDA	(0.5)	7.9

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The European owned hotels reported an adjusted EBITDA loss of $8.1 million for the three months ended March 31, 2017, which compared to an adjusted EBITDA loss of $5.6 million for the three months ended March 31, 2016. The increase in loss was mainly due to a $1.5 million decrease in adjusted EBITDA for the Company's Italian hotels partly as a result of the shift in timing of the Easter holiday and a change in the seasonal allocation of annual expenses. In addition, adjusted EBITDA for Belmond Reid's Palace, Madeira declined by $0.4 million following a 10% decrease in ADR as the company entered into a number of promotions to stimulate business for the first quarter of 2017. As a percentage of European owned hotels revenue, the reported loss was 68% for the three months ended March 31, 2017 compared to 42% for the three months ended March 31, 2016 due to lower margins earned at the European hotels.

The North American owned hotels reported adjusted EBITDA of $9.9 million for the three months ended March 31, 2017, a decrease of $0.2 million, or 2%, from $10.1 million for the three months ended March 31, 2016. This was partially due to a $1.0 million adjusted EBITDA decrease at Belmond La Samanna, St. Martin, French West Indies, which was negatively impacted by an overall decline in visitation. Offsetting this decrease, there was earnings growth of $0.4 million or 8% at Belmond Charleston Place, South Carolina, $0.3 million or 38% at Belmond El Encanto, Santa Barbara, California, and $0.4 million or 150% at '21' Club in New York City. Year-over-year earnings growth at Belmond Charleston Place and Belmond El Encanto was partly the result of increased group business and earnings growth at '21' Club was primarily due to increased demand for the main restaurant and banqueting venues. As a percentage of North American owned hotels revenue, adjusted EBITDA remained consistent at 25% for the three months ended March 31, 2017 and 2016.

The Rest of world owned hotels reported adjusted EBITDA of $9.9 million for the three months ended March 31, 2017, a decrease of $1.6 million, or 14%, from $11.5 million for the three months ended March 31, 2016. This was principally as a result of a combined earnings decrease of $1.6 million at Belmond Hotel das Cataratas and Belmond Copacabana Palace, both largely as a result of the negative impact on demand of Brazil’s challenging economic situation and a lull following the Summer Olympic Games in August 2016. Offsetting this decline in earnings, Belmond Mount Nelson had earnings growth of $1.4 million for the three months ended March 31, 2017. The hotel achieved strong ADR growth of 59% compared to the three months ended March 31, 2016 due to the investments made to renovate the hotel’s room product over the past several years. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA was 28% for the three months ended March 31, 2017 compared to 33% for the three months ended March 31, 2016 due to the lower margins earned at the Brazilian hotels.

Owned trains and cruises reported an adjusted EBITDA loss of $4.2 million for the three months ended March 31, 2017 compared to an adjusted EBITDA loss of $2.8 million for the three months ended March 31, 2016. The increase in loss was largely due to adjusted EBITDA declines of $0.6 million for the Venice Simplon-Orient-Express train due in part to a change in the seasonal allocation of annual expenses and $0.3 million for the Company's two river cruisers in Myanmar. Additionally, Belmond Grand Hibernian, the Company's new Irish train, which commenced operations in August 2016, recorded a $0.4 million adjusted EBITDA loss in the first quarter of 2017 largely as a result of seasonality, as the train concluded its 2016 operating season in mid-October for what will be its annual winter closure period. The train commenced its 2017 operating season in April.

The Part-owned/managed hotels reported adjusted EBITDA of $0.3 million for the three months ended March 31, 2017, a decrease of $0.4 million from earnings of $0.7 million for the three months ended March 31, 2016 primarily as a result of a decrease in ADR at the Peru joint venture hotels as well as a drop in bookings due to the flooding caused by El Nino.

The Part-owned/managed trains reported adjusted EBITDA of $2.7 million for the three months ended March 31, 2017, a decrease of $1.0 million, or 27%, from $3.7 million for the three months ended March 31, 2016, due to a decrease in management fee income and share of earnings from the Company's PeruRail joint venture partly as a result of the negative impact of the shift in the Easter holiday from the first quarter of 2016 to the second quarter of 2017 on the joint venture's tourist train operations.

Gain on disposal of property, plant and equipment

Three months ended March 31, 2017 compared to three months ended March 31, 2016

A gain on disposal of $0.2 million was recorded in the three months ended March 31, 2017 and 2016. The gain in both periods relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract.

Impairment of goodwill, property, plant and equipment

Three months ended March 31, 2017 compared to three months ended March 31, 2016

There were no impairments of goodwill, property, plant and equipment in the three months ended March 31, 2017 and 2016. See Notes 6 and 7 for consideration of potential impairment triggers.

Depreciation and amortization

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Depreciation and amortization was $13.7 million for the three months ended March 31, 2017, an increase of $0.6 million, or 5%, from $13.1 million for the three months ended March 31, 2016. Depreciation and amortization as a percentage of revenue increased slightly to 14% for the three months ended March 31, 2017 from 13% for the three months ended March 31, 2016.

Interest income, interest expense and foreign currency, net

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Interest income, interest expense and foreign currency, net was an expense of $7.8 million for the three months ended March 31, 2017, an increase of $3.3 million, or 73%, from an expense of $4.5 million for the three months ended March 31, 2016. The increase in net expense was primarily due to a foreign exchange loss of $0.2 million that was recognized in the three months ended March 31, 2017, compared to a foreign exchange gain of $2.9 million in the three months ended March 31, 2016.

Benefit from income taxes

Three months ended March 31, 2017 compared to three months ended March 31, 2016

In the three months ended March 31, 2017, the income tax benefit was $5.3 million (March 31, 2016 - $9.6 million). This reduction in additional income tax benefits is mainly as a result of not being able to recognize a deferred tax credit in respect of certain UK costs in the three months ended March 31, 2017.

Earnings from unconsolidated companies

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Earnings from unconsolidated companies net of tax were $0.4 million for the three months ended March 31, 2017, a decrease of $0.4 million, or 50%, from $0.8 million for the three months ended March 31, 2016. This was largely due to a decrease in earnings from the Company's PeruRail joint venture partly as a result of the negative impact of the shift in the Easter holiday from the first quarter of 2016 to the second quarter of 2017 on the joint venture's tourist train operations.

Net earnings/(losses) from discontinued operations

Three months ended March 31, 2017 compared to three months ended March 31, 2016

The earnings from discontinued operations for the three months ended March 31, 2017 were $Nil, compared with losses of $0.1 million for the three months ended March 31, 2016. Losses from discontinued operations for the three months ended March 31, 2016 comprised legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses from Porto Cupecoy which was sold in January 2013.

Other comprehensive income/(losses): Foreign currency translation adjustments, net

Foreign currency translation adjustments for the three months ended March 31, 2017 were a gain of $13.1 million, compared to a gain of $15.0 million for the three months ended March 31, 2016, arising from the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The gain in the three months ended March 31, 2017 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2016. In particular, the 8%, 3% and 2% appreciation of the Russian ruble, Brazilian real, and euro against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

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

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payments on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At March 31, 2017, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $602.8 million (December 31, 2016 - $602.1 million), including a current portion of $5.3 million (December 31, 2016 - $5.3 million). See Note 9 to the Financial Statements. Additionally, Belmond had capital commitments at March 31, 2017 amounting to $12.2 million (December 31, 2016 - $7.8 million).

Belmond had cash and cash equivalents of $131.0 million at March 31, 2017, compared to $153.4 million at December 31, 2016. In addition, Belmond had restricted cash balances of $7.7 million, of which $7.0 million is classified as current restricted cash on the consolidated balance sheets and $0.7 million is classified in other assets (December 31, 2016 - $2.6 million, of which $1.8 million was classified in restricted cash and $0.8 million was classified in other assets). At March 31, 2017, there were undrawn amounts available to Belmond under committed lines of credit of $105.5 million (December 31, 2016 - $105.5 million), bringing total cash availability at March 31, 2017 to $236.5 million (December 31, 2016 - $258.9 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At March 31, 2017, Belmond had $5.3 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
In March 2015, Belmond’s board of directors approved a program enabling the Company to repurchase its shares of class A common stock up to the value of $75.0 million. No shares were repurchased during the three months ended March 31, 2017. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

Covenant Compliance

Belmond is financed with a $489.7 million secured term loan and a $105.0 million revolving credit facility. The credit agreement limits Belmond’s ability to incur additional debt unless certain covenants are met. These covenants are measured on the performance of the consolidated group. The revolving credit facility in the credit agreement contains two financial covenants, a maximum net leverage test and a minimum interest cover test, which are both measured quarterly based on Belmond’s trailing 12 months results. In addition, there is debt held by consolidated variable interest entities of $113.0 million relating to Charleston Center LLC. One of the loans ($112.0 million) contains two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC.
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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $84.4 million at March 31, 2017 (December 31, 2016 - $107.4 million).

Cash Flow - Sources and Uses of Cash

At March 31, 2017 and December 31, 2016, Belmond had cash and cash equivalents of $131.0 million and $153.4 million, respectively. In addition, Belmond had restricted cash of $7.7 million (of which $7.0 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) and $2.6 million (of which $1.8 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as of March 31, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2017 was $9.5 million, compared to $1.8 million for the three months ended March 31, 2016.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $18.0 million for the three months ended March 31, 2017, a decrease of $16.6 million from net losses of $1.4 million for the three months ended March 31, 2016. Operating cash flows were also affected by the fact that net losses from continuing operations for the three months ended March 31, 2017 included a non-cash loss from foreign currency translation of $0.2 million, compared to a non-cash gain from foreign currency translation of $2.9 million for the three months ended March 31, 2016.

Investing Activities. Net cash used in investing activities was $11.9 million for the three months ended March 31, 2017, compared to net cash used in investing activities of $10.9 million for the three months ended March 31, 2016.

Capital expenditure to acquire property, plant and equipment of $12.0 million during the three months ended March 31, 2017 included $3.7 million for project and maintenance capital expenditures incurred at Belmond’s Italian hotels during their annual winter closure periods, $1.6 million on the Venice Simplon-Orient-Express mainly for required statutory works and $1.4 million at Belmond Grand Hotel Europe largely on the refurbishment of the hotel's ballroom, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $11.0 million during the three months ended March 31, 2016 included $2.2 million for project and maintenance capital expenditures incurred at Belmond’s Italian hotels during their annual winter closure periods, $2.0 million at Belmond Charleston Place largely to add a new high-end sports pub as well as for final payments related to the hotel’s rooms renovation project, $1.5 million on the Belmond Grand Hibernian luxury sleeper train and $1.3 million on the Venice Simplon-Orient-Express and Belmond British Pullman mainly related to statutory safety works, with the balance being for routine capital expenditures.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2017 was $1.7 million, compared to net cash used in financing activities of $3.3 million for the three months ended March 31, 2016.

Principal repayments under long-term debt were $1.7 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016.

The three months ended March 31, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond’s class A common stock. There were no share repurchases in the three months ended March 31, 2017.

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

There were $12.2 million of capital commitments outstanding at March 31, 2017 (December 31, 2016 - $7.8 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At March 31, 2017, Belmond had $602.8 million (December 31, 2016 - $602.1 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at March 31, 2017 is net of the unamortized original issue discount of $1.4 million (December 31, 2016 - $1.5 million) and unamortized debt issuance costs of $8.9 million (December 31, 2016 - $9.5 million), both of which will be amortized through interest expense over the term of the loans.

Belmond is financed with a $489.7 million secured term loan and a $105.0 million revolving credit facility.

The term loan has two tranches, a U.S. dollar tranche ($334.4 million currently outstanding) and a euro-denominated tranche (€145.4 million currently outstanding, equivalent to $155.3 million as at March 31, 2017). The dollar tranche bears interest at a rate of LIBOR plus 3% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 1% interest rate floor. The term loan matures in 2021 and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility matures in March 2019 and bears interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At March 31, 2017 the facility was undrawn and including other working capital facilities, the Company has $105.5 million available to draw.
The term loan and revolving credit facility are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 3.7 years, and the weighted average interest rate is 4.27% which incorporates the effect of derivatives which are used to mitigate interest rate risk. See Note 9 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at March 31, 2017 included above comprised $113.0 million (December 31, 2016 - $113.1 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million but keeping the original 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum and has no amortization and is non-recourse to Belmond. The additional funds were used to repay a development loan and associated accrued interest.

Including debt of consolidated variable entities, approximately 26% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars. At March 31, 2017, 52% of borrowings of Belmond were at floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at March 31, 2017:

	Contingent guarantee	Duration
March 31, 2017	$ millions

PeruRail joint venture:
Concession performance	7.3	through May 2017
Peru hotel joint venture:
Debt obligations	17.3	through 2021

Total	24.6

Belmond has contingently guaranteed, through 2021, $17.3 million of debt obligations of the joint venture in Peru that operates four hotels and has also contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $7.3 million, through May 2017. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As of March 31, 2017, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company’s 2016 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 1% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $2.4 million based on borrowings outstanding at March 31, 2017.

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

Twelve of Belmond’s owned properties in 2017 operated in European euro territories, two in Brazilian real, one in South African rand, five in British pounds, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and eight in various Southeast Asian currencies. Revenue derived by Venice Simplon-Orient-Express was recorded primarily in British pounds, but its operating costs were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Governor's Residence, Belmond La Résidence D'Angkor, Belmond Road to Mandalay and Belmond Orcaella were recorded in U.S. dollars.

Except for the specific instances described above, Belmond’s properties seek to match foreign currency earnings and costs as far as possible to provide a natural hedge against currency movements. The extent to which such a match is possible depends on the property, its guest base and the currency of the majority of its costs. Belmond hedges the U.S. dollar value of its euro denominated net assets by drawing part of its debt in euros and designating that debt as a net investment hedge. In addition, a significant proportion of the guests at Belmond hotels located outside of the United States originate from the United States. When a foreign currency in which Belmond operates depreciates against the U.S. dollar, Belmond has some flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, Belmond does not face a material exposure to its net earnings from currency movements, although the reporting of Belmond’s revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at March 31, 2017 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 19, there is no material potential impact on net earnings at March 31, 2017 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 17 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    Risk Factors

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6.    Exhibits

The exhibit index appears on the page immediately following the signature page to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 9, 2017

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