Form 10-K/A
period 2016-12-31
Belmond Ltd.
filed 2017-06-22
CIK 1115836

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(Do not check if a smaller reporting company)

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
 As of June 19, 2017, 102,239,682 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 17(c) to the Financial Statements (Item 8) in Form 10-K filed February 28, 2017).

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Belmond Ltd. (the “Registrant” or “Belmond”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2017 (the “Original 2016 Form 10-K”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X (“Rule 3-09”), the Registrant is required to file the financial statements of Perurail S.A. (“Perurail”), a 50% Belmond-owned unconsolidated company. The fiscal financial statements for Perurail for 2016, 2015 and 2014 were prepared by that company’s management in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), and have been audited by BDO - Pazos, Lopez de Romana, Rodriguez S. Civil de R.L. pursuant to applicable standards of the United States Public Company Accounting Oversight Board (“PCAOB”).

The above-described financial statements of Perurail are filed herewith pursuant to this Amendment under Item 15 of Form 10-K - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original 2016 Form 10-K Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original 2016 Form 10-K Filing. This Form 10-K/A does not reflect events occurring after the date of the Original 2016 Form 10-K Filing and, other than providing the financial statements of the unconsolidated company named above under Item 15, does not modify or update the disclosures in the Original 2016 Form 10-K Filing in any way.

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

PERURAIL S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2016 and 2015, and the related statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 21, 2017

Countersigned by:

/s/ Liliana Córdova Mejía
Liliana Córdova Mejía
Certified Chartered Public Accountant
Register No. 01-17661

Perurail S.A.
Balance Sheets

	2016	2015
December 31,	$’000	$’000

Assets
Cash	43,693	14,600
Accounts receivable, net of allowances of $1,787 in 2016 (2015-$Nil)	14,275	8,658
Due from related parties	21,708	20,934
Prepaid expenses	1,543	999
Inventories	7,009	7,340

Total current assets	88,228	52,531

Property, plant and equipment, net of accumulated depreciation of $41,300 and $30,921	154,260	68,877
Intangible assets, net of accumulated amortization of $612 and $447	450	422
Other assets

Total non-current assets	154,710	69,299

Total assets	242,938	121,830

Liabilities and Shareholders’ Equity
Working capital facilities	2,029	10,320
Accounts payable	5,592	7,317
Accrued liabilities	11,782	8,618
Due to related parties	5,695	7,268
Current portion of long-term debt and obligations under capital lease	18,617	3,646

Total current liabilities	43,715	37,169

Long-term debt and obligations under capital lease	138,749	31,374
Deferred income tax liability, net	4,571	4,984

Total long-term liabilities	143,320	36,358

Total liabilities	187,035	73,527

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares S/1.00 par value (50,000,000 shares authorized):
Issued - 50,000,000 (2015 - 50,000,000)	16,934	16,934
Legal reserve	3,252	2,336
Retained earnings	35,717	29,033

Total shareholders’ equity	55,903	48,303

Total liabilities and shareholders’ equity	242,938	121,830
 The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Revenue, net of discounts	146,571	104,582	96,448

Expenses:
Cost of services	(64,008)	(49,371)	(47,455)
Selling, general and administrative	(27,438)	(27,314)	(25,430)
Depreciation and amortization	(20,280)	(8,998)	(7,559)

Total operating costs and expenses	(111,726)	(85,683)	(80,444)

Gain on insurance settlement	277	945	—
Loss on disposal of property, plant and equipment	(1,191)	(284)	—

Earnings from operations	33,931	19,560	16,004

Interest expense, net	(9,565)	(1,466)	(848)
Foreign currency, net	(273)	(844)	(792)

Earnings before income tax	24,093	17,250	14,364

Provision for income taxes	(8,845)	(4,922)	(4,279)

Net earnings	15,248	12,328	10,085

No statement of comprehensive income is presented because Perurail S.A. has no items of other comprehensive income in any period presented.

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2014	6,684	1,448	31,318	39,450

Dividends	—	—	(6,480)	(6,480)
Net earnings	—	—	10,085	10,085
Stock split	10,250	—	(10,250)	—

Balance at December 31, 2014	16,934	1,448	24,673	43,055

Dividends	—	—	(7,080)	(7,080)
Net earnings	—	—	12,328	12,328
Legal reserve	—	888	(888)	—

Balance at December 31, 2015	16,934	2,336	29,033	48,303

Dividends	—	—	(7,648)	(7,648)
Net earnings	—	—	15,248	15,248
Legal reserve	—	916	(916)	—

Balance at December 31, 2016	16,934	3,252	35,717	55,903

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Cash flows from operating activities:
Net earnings	15,248	12,328	10,085
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,115	8,941	7,525
Amortization	165	57	34
Amortization of finance costs	—	—	5
Loss on disposal of property, plant and equipment	1,191	284	—
Change in deferred tax	(413)	(1,126)	(1,607)

Change in assets and liabilities:
Decrease/(increase) in accounts receivable	(5,617)	(5,196)	444
Decrease/(increase) in prepaid expenses	(544)	1,836	(566)
Decrease/(increase) in inventories	331	1,954	(1,583)
(Decrease)/increase in due to related parties	(1,573)	3,304	(159)
(Decrease)/increase in accounts payable	(1,725)	1,952	1,745
(Decrease)/increase in accrued liabilities	3,164	178	(303)

Total adjustments	15,094	12,184	5,535

Net cash provided by operating activities	30,342	24,512	15,620

Cash flows from investing activities:

Capital expenditures	(106,882)	(23,406)	(20,949)

Net cash used in investing activities	(106,882)	(23,406)	(20,949)

Cash flows from financing activities:
Payment of dividends	(7,648)	(7,080)	(6,480)
Payments on working capital facilities	(9,726)	(7,635)	(8,760)
Proceeds from working capital facilities	1,436	13,189	6,377
(Increase)/decrease in due from related parties	(774)	(2,105)	(2,875)
Principal payments under long-term debt	(41,614)	(21,323)	(2,315)
Principal payments under capital lease	(873)	(1,747)	(1,321)
Proceeds from long-term debt	158,034	35,000	22,000
Proceeds from capital lease	6,798	—	150

Net cash provided by financing activities	105,633	8,299	6,776

Net (decrease) /increase in cash	29,093	9,405	1,447

Cash at beginning of year	14,600	5,195	3,748

Cash at end of year	43,693	14,600	5,195

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Notes to Financial Statements

1.    Summary of significant accounting policies and basis of presentation

a)    Business

Perurail S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Belmond Ltd. incorporated in Bermuda, and 50% owned by Peruvian Trains & Railways S.A. incorporated in Peru.

Its headquarters and registered address are located at Av. Armendariz 480 office 501, District of Miraflores, Department of Lima.

The purpose of the Company is the operation of passenger and freight transport by rail, as well as ground cargo transport services.

In order to perform its corporate purpose, in August 2000 the Company entered into a lease with Ferrocarril Transandino S.A., an affiliate, under which the Company was granted access to and use of the tracks, locomotives, coaches, wagons, machine shops and parts of the train stations of the South and South-East Railways operated by Ferrocarril Transandino S.A. Under this contract, various rates are established and payable for the use of locomotives, coaches and wagons based on traveled kilometers, which are settled on a monthly basis.

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

(d)    Foreign currency

The functional currency of the Company is the U.S. Dollar which is also the reporting currency of the Company. The local currency is the Peruvian Sol.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2016 and 2015 the Company did not record any liabilities for uncertain tax positions.

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

(k)    Impairment of long-lived assets

The Company’s management evaluates the carrying value of long-lived assets for impairment by comparing the expected undiscounted future cash flows of the assets to the net book value of the assets if certain trigger events occur. If the expected undiscounted future cash flows are less than the net book value of the assets, the excess of the net book value over the estimated fair value is charged to current earnings. Fair value is based upon discounted cash flows of the assets at a rate deemed reasonable for the type of asset and prevailing market conditions, sales of similar assets, appraisals and, if appropriate, current estimated net sales proceeds from pending offers. The Company evaluates the carrying value of its long-lived assets based on its plans at the time for such assets and such qualitative factors as future development in the surrounding area, status of expected local competition and projected incremental income from renovations. Changes to the Company's plans, including a decision to dispose of or change the intended use of an asset, can have a material impact on the carrying value of the asset.

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

Exchange rate risk

The Company carries out its transactions mainly in foreign currency, but management estimates that due to the short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

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

(r)    Recently issued and adopted accounting guidance

Accounting pronouncements adopted during the year.

In August 2014, the FASB issued new guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern”. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

(s)    Accounting pronouncements to be adopted

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

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2016	2015
December 31,	$’000	$’000

Land	1,353	861
Installations	22,144	16,778
Machinery and equipment	29,916	14,637
Transport units	18,670	7,007
Improvements to locomotive and rolling stock assets under lease	36,035	42,035
Owned locomotives and rolling stock	63,309	6,926
Furniture and fixtures	294	1,837
Works in progress	23,839	9,717
	195,560	99,798

Less: Accumulated depreciation	(41,300)	(30,921)

Total property, plant and equipment, net of accumulated depreciation	154,260	68,877

The major classes of assets under capital leases included above are as follows:

	2016	2015
December 31,	$’000	$’000

Locomotives and rolling stock	10,301	2,174
Less: Accumulated depreciation	(1,473)	(1,534)

Total property, plant and equipment under capital leases, net of accumulated depreciation	8,828	640

The depreciation charge on property, plant and equipment for the year ended December 31, 2016 was $20,115,000 (2015 - $8,941,000; 2014 - $7,525,000).

In 2016, the Company has acquired assets for $73,593,000 and has works in progress for $ 11,319,000 in relation to a new contract with Minera Las Bambas S.A. consisting primarily of locomotives, freight cars and containers to move copper concentrate from the Las Bambas mine to the port.

No property, plant and equipment impairments were recorded in the years ended December 31, 2016, 2015 and 2014.

3.    Intangible assets

Intangible assets consist of the following as of December 31, 2016 and 2015:

	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2015	122	584	706
Additions	—	163	163

Balance at December 31, 2015	122	747	869

Additions	—	193	193

Balance at December 31, 2016	122	940	1,062

Accumulated amortization:
Balance at January 1, 2015	58	332	390
Charge for the period	9	48	57

Balance at December 31, 2015	67	380	447

Charge for the period	55	110	165

Balance at December 31, 2016	122	490	612

Net book value:
December 31, 2014	64	252	316

December 31, 2015	55	367	422

December 31, 2016	—	450	450

Amortization expense for the year ended December 31, 2016 was $165,000 (2015 - $57,000; 2014 - $34,000).

Estimated amortization expense for each of the years ended December 31, 2017 to 2021 is $90,000.

4.    Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	2016	2015
December 31,	$’000	$’000

Working capital facilities	2,029	10,320

Working capital facilities accrue interest at a weighted average rate of 3.73% (2015 - 5.74%) and include a short term facility to finance insurance policies. As of December 31, 2015, the working capital facilities included $8,063,000 relating to a loan received in November 2015 from Minera Las Bambas S.A. This loan was repaid in February 2016.

The Company had approximately $15,918,000 of working capital and overdraft lines of credit at December 31, 2016 (2015 - $16,650,000) issued by various financial institutions and having various expiration dates, of which $11,250,000 was undrawn (2015 - $13,988,000).

The Company has issued a $15,000,000 bond letter in favor of the lenders of Las Bambas Project, with an annual fee payment of 2%, to guarantee the registration of the surface rights over the land on which infrastructure for the Las Bambas project is being built. The bond will lapse upon formalizing the surface rights over the land.

5.    Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2016	2015
December 31,	$’000	$’000

Remuneration and profit sharing payable	3,434	2,249
Deferred revenue	3,163	3,578
Current tax payable	1,606	84
Provision for purchases and services	982	1,314
Advance payments received from passengers	756	351
Vacation payable	739	515
Employees’ length of service compensation	150	112
Other tax payable	131	105
Other accounts payable	821	310

	11,782	8,618

6.    Long-term debt, obligations under capital lease and fair value disclosures

(a)    Long-term debt

Long-term debt consists of the following:

	2016	2015
December 31,	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over a period of 6 to 10 years (2015 - ten years), with a weighted average interest rate of 5.1% (2015 - 6.23%)	153,217	34,567
Obligations under capital lease (see Note 6(b))	7,170	1,246

Total long-term debt and obligations under capital lease	160,387	35,813

Less: Current portion	18,617	3,646
Less: Debt issuance costs	3,021	793

Non-current portion of long-term debt and obligations under capital lease	138,749	31,374

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2016 and 2015.

The bank loans are associated with the transportation of copper concentrate for two mining projects. Debt service is taken from the revenue generated by the transportation of the concentrate and the Lenders have security over the revenue streams and the specific assets (locomotives, wagons, containers and other infrastructure) used in those contracts. The estimated annual revenue streams amount to $51,000,000 (excluding VAT), and the carrying value of the assets as of December 31, 2016, is $81,230,838. The Lenders have no recourse to any other assets of Perurail.

As of December 31, 2016, the long term debt included loans amounting to $153,217,000 to finance infrastructure and equipment for cargo projects.

During the course of 2016 the Company contracted two loans. The first one was for a total $126,956,000 with drawdowns between February and May 2016 in three tranches; each tranche was subject to different annual effective interest rates (5.2%, 5.85% and 3.1%). This loan is paid in quarterly installments with a maturity date on February 2026. The second loan was for $34,100,000 and was fully drawn down on June 2016 at an annual effective interest rate of 6.23%. This second loan is paid in monthly installments with a maturity date on September 2023.

The balance of debt issuance costs related to the above outstanding long-term debt of the Company were $3,021,000 at December 31, 2016 (2015 - $793,000) and are amortized to interest expense over the term of the corresponding long-term debt.

Perurail guarantees the long-term debt obligations of Ferrocarril Transandino S.A. for the period of its lease with the Company as described in Note 1(a). The guarantee applies to payment defaults of amounts equal to or greater than $1,000,000. Ferrocarril Transandino S.A. had no long-term debt outstanding as of December 31, 2016 (2015 - $2,927,000). See Note 13.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital lease at December 31, 2016:

Year ending December 31,	$’000

2017	18,458
2018	19,267
2019	14,750
2020	13,664
2021 and thereafter	87,078

Total long-term debt excluding obligations under capital leases	153,217

(b)    Obligations under capital lease

The Company entered into two capital leases during the year ended December 31, 2016. The amounts of the obligations under capital leases are $4,078,800 and $2,719,200 at December 31, 2016.

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2016:

Year ending December 31,	$’000

2017	1,121
2018	1,586
2019	1,550
2020	1,550
2021 and thereafter	2,326
8,133
Minimum lease payments
Less: amount of interest contained in above payments	963

Present value of minimum lease payments	7,170
Less: current portion	698

6,472

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

The estimated fair values of the Company’s debt as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000

Long-term debt, including current portion, before deduction of debt issuance costs, excluding obligations under capital leases	153,217	154,207	34,567	35,907

(d)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2016, 2015 and 2014.

7.    Income taxes

The provision for income taxes consists of the following:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Earnings before income tax	24,093	17,250	14,364

Current income tax charge	(9,257)	(6,048)	(5,886)

Deferred income tax credit/(charge)	412	1,126	1,607

Total	(8,845)	(4,922)	(4,279)

The reconciliations of the Peruvian income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Year ended December 31,	%	%	%

Peruvian income tax rate	28	28	30
Permanent differences	9	7	11
Change of rate	2	—	—
Other	(2)	(6)	(11)

Effective tax rate	37	29	30

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2016	2015
December 31,	$’000	$’000

Provisions included in books	228	369
Other deferred income tax assets	779	128

Deferred income tax assets	1,007	497

Fixed assets and intangibles	(7,129)	(7,413)
Exchange rate related to fixed assets	1,731	2,041
Other deferred tax liabilities	(180)	(109)

Deferred income tax liabilities	(5,578)	(5,481)

Net deferred income tax liabilities	(4,571)	(4,984)

By means of Legislative Decree No. 1261, enacted on December 10, 2016, the Peruvian income tax law was amended to be effective as of fiscal 2017. This amendment sets forth a corporate income tax rate of 29.5%. It also sets forth an income tax rate on dividends of 5% applicable to non-domiciled legal entities and individuals effective as of fiscal 2017. Profits accumulated up to December 31, 2016 will continue to be taxed at 6.8% income tax rate regardless of whether the distribution is agreed or occurs in subsequent periods

The Company early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Adoption of this ASU resulted in a reclassification of the net current deferred tax liability to the net non-current deferred tax liability in the balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. Net non-current deferred tax liabilities are presented on the balance sheet. The Company required no provision in respect of uncertain tax positions.

8.    Shareholders’ equity

(a)    Share capital and additional-paid in capital

The shareholders of the Company are as follows:

	Number of shares	Percentage ownership

Belmond Ltd.	25,000,000	50
Peruvian Trains & Railways S.A.	25,000,000	50

	50,000,000	100

(b)    Legal reserve

In accordance with Peruvian law, a minimum 10% of the annual profits that can be distributed are required to be transferred to a legal reserve until it equals 20% of the paid-in capital. The legal reserve can be used only to offset losses, but must be replenished and cannot be distributed as dividends, except in case of liquidation. The Company may capitalize the legal reserve but must replenish it in the year immediately after profits are obtained.

For the year ended December 31, 2016, the Company increased its legal reserve by the amount of $916,000, which was set aside from earnings corresponding to the 2016 period. Calculations of the legal reserve are based on locally prepared financial statements in accordance with “Ley General de Sociedades” in Peru.

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. Dividends to be distributed to shareholders other than legally resident entities are subject to a 4.1% rate (based on 2014’s profits), 6.8% (based on 2015’s and 2016’s profits) and 5.00% (on profits for 2017 and thereafter) of income tax payable by these shareholders; this tax rate is required to be withheld and settled by the Company.

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

Financial information regarding the breakdown of revenues by type of product is as follows:

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Passenger transport	86,004	84,223	75,676
Freight and cargo transport	57,108	17,078	17,222
Other	3,459	3,281	3,550

Revenue	146,571	104,582	96,448

Las Bambas is a major customer to the Company, and in the year ended December 31, 2016 represented 20% (2015 - Nil%; 2014 - Nil%) of total revenue included within freight and cargo transport. The Company’s second largest customer is Sociedad Minera Cerro Verde, and in the year ended December 31, 2016 represented 15% (2015 - 11%; 2014 - 10%) of total revenue included within freight and cargo transport.

11.    Commitments and contingencies

Outstanding contracts to purchase property, plant and equipment were approximately $6,798,000 at December 31, 2016, relating to locomotives (2015 - $126,956,000 relating to the Las Bambas project).

Rental expense for the year ended December 31, 2016 amounted to $502,000 (2015 - $641,000; 2014 - $538,000).

12.    Supplemental cash flow information

	2016	2015	2014
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:

Interest	6,116	459	149

Income taxes	5,522	5,230	6,809

The Company entered into capital leases during the year ended December 31, 2016. See Note 6(b).

13.    Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2016 was $Nil (2015 - $95,000; 2014 - $77,000).

Accounts receivable from Ferrocarril Transandino S.A., an affiliate, for working capital requirements at December 31, 2016 were $21,708,000 (2015 - $20,934,000; 2014 - 18,829,000). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino S.A.

Accounts receivable from Peru Belmond Hotel SA at December 31, 2016 was $6,000 (2015 -$Nil)

The accounts receivable from Rail Asset S.A.C. for loans and working capital requirements were fully paid as of December 31, 2016 (2015 - $23,000; 2014 - $23,000).

The amount due to Ferrocarril Transandino S.A. at December 31, 2016 was $295,000 (2015 - $218,000; 2014 - $221,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts accrue no interest. In 2016, the Company received services from Ferrocarril Transandino S.A. in the amount of $26,181,000 (2015 - $20,276,000; 2014 - $19,248,000), including the value added tax of 18% (2015 and 2014 - 18%).

Perurail guarantees the long-term debt obligations of Ferrocarril Transandino S.A. for the period of its lease with the Company as described in Note 1(a). The guarantee applies to payment defaults of amounts equal to or greater than $1,000,000. Ferrocarril Transandino S.A. had no long-term debt outstanding as of December 31, 2016 (2015 - $2,927,000). See Notes 1(a) and 6.

The amount due to Belmond Peru S.A. was fully paid as of December 31, 2016 (2015 - $1,000; 2014 - $60,000) relating to expense reimbursements.

The amount due to Belmond Peru Management S.A. at December 31, 2016 was $5,122,000 (2015 - $4,071,000; 2014 - $3,302,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Ltd. at December 31, 2016 was $41,000 (2015 - $98,000; 2014 - $42,000) relating to the invoicing of licence fees and marketing expenses.

The amount due to Peru Belmond Experiences S.A. was fully paid as of December 31, 2016 (2015 - $Nil; 2014 - $3,000) relating to the invoicing of working capital facilities.

The amount due to Peru Belmond Hotels S.A. at December 31, 2016 was $190,000 relating to the invoice of on-board catering services (2015 -$2,860,000 relating to a loan received of $2,439,000 and on-board catering services amounting to $421,000), which accrues no interest.

On April 19, 2016, Perurail SA completed the purchase of the carriages to be used as the Belmond Andean Explorer service from Belmond Ltd., which were formerly operated as the Great South Pacific Express in Queensland, Australia. The amount paid for this equipment was $2,362,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 22, 2017

BELMOND LTD.

By:	/s/ Martin O'Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.2 to the Current Report on Form 8-K dated July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K dated June 15, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A dated April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K dated December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K dated May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K dated March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K dated June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
10.1	Exhibit 10.2 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.2	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.3	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.4	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.5	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.8	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.9	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended
10.10	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers
12		Statement of computation of ratios *
21		Subsidiaries of Belmond Ltd. *
23		Consent of Deloitte LLP *
23.1		Consent of Pazos, López de Romaña, Rodriguez S.C.
31		Rule 13a-14(a)/15d-14(a) Certifications

Exhibit No.	Incorporated by Reference to	Description

32		Section 1350 Certification
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file *

* Previously filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2016.

The Company hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.