Form 10-Q
period 2017-06-30
Belmond Ltd.
filed 2017-08-08
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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

 As of August 4, 2017, 102,323,211 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2017	December 31, 2016
	$’000	$’000
Assets
Cash and cash equivalents	113,850	153,425
Restricted cash	10,353	1,830
Accounts receivable, net of allowances of $451 and $420	37,388	25,775
Due from unconsolidated companies	13,642	12,165
Prepaid expenses and other	13,730	12,262
Inventories	24,546	23,931
Total current assets	213,509	229,388

Property, plant and equipment, net of accumulated depreciation of $409,053 and $368,939	1,163,975	1,074,676
Investments in unconsolidated companies	79,152	79,327
Goodwill	123,023	113,343
Other intangible assets	19,919	13,877
Other assets	13,140	13,457
Total assets (1)	1,612,718	1,524,068

Liabilities and Equity
Accounts payable	18,633	16,366
Accrued liabilities	81,858	69,046
Deferred revenue	45,162	31,350
Current portion of long-term debt and obligations under capital leases	51,242	5,284
Total current liabilities	196,895	122,046

Long-term debt and obligations under capital leases	596,706	585,768
Liability for pension benefit	560	1,447
Other liabilities	4,697	5,366
Deferred income taxes	115,984	122,291
Liability for uncertain tax positions	383	318
Total liabilities (1)	915,225	837,236

Commitments and contingencies (Note 18)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,245,911 (2016 — 101,793,829)	1,021	1,018
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2016 — 18,044,478)	181	181

Additional paid-in capital	983,012	979,458
Retained earnings	35,280	58,313
Accumulated other comprehensive loss	(322,296)	(352,339)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2016 — 18,044,478)	(181)	(181)
Total shareholders’ equity	697,017	686,450
Non-controlling interests	476	382
Total equity	697,493	686,832

Total liabilities and equity	1,612,718	1,524,068

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at June 30, 2017 and December 31, 2016 is Charleston Center LLC. The assets and liabilities relating to this VIE at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	$’000	$’000

Assets
Cash and cash equivalents	1,046	2,233
Accounts receivable, net of allowances of $Nil and $Nil	3,020	3,066
Prepaid expenses and other	819	365
Inventories	1,315	1,296
Total current assets	6,200	6,960

Property, plant and equipment, net of accumulated depreciation of $38,916 and $35,902	199,898	201,861
Other assets	1,614	1,455
Total assets	207,712	210,276

Liabilities
Accounts payable	2,434	4,558
Accrued liabilities	4,001	3,099
Deferred revenue	1,977	1,714
Current portion of long-term debt and obligations under capital leases	185	242
Total current liabilities	8,597	9,613

Long-term debt and obligations under capital leases	112,075	111,968
Other liabilities	23	40
Total liabilities	120,695	121,621

See further description in note 5, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Revenue (1)	165,865	154,490	260,732	251,892

Expenses:
Cost of services	66,846	69,368	112,765	114,472
Selling, general and administrative	73,589	50,285	124,849	96,929
Depreciation and amortization	15,082	13,331	28,810	26,398
Impairment of property, plant and equipment	8,216	—	8,216	—

Total operating costs and expenses	163,733	132,984	274,640	237,799

Gain on disposal of property, plant and equipment	150	150	300	300

Earnings/(losses) from operations	2,282	21,656	(13,608)	14,393

Gain on extinguishment of debt	—	1,200	—	1,200
Interest income	196	177	342	293
Interest expense	(7,867)	(7,676)	(15,543)	(15,186)
Foreign currency, net	(1,007)	4,871	(1,241)	7,729

(Losses)/earnings before income taxes and earnings from unconsolidated companies, net of tax	(6,396)	20,228	(30,050)	8,429

(Provision for)/benefit from income taxes	(2,142)	(14,335)	3,124	(4,739)

(Losses)/earnings before earnings from unconsolidated companies, net of tax	(8,538)	5,893	(26,926)	3,690

Earnings from unconsolidated companies, net of tax provision of $1,807, $1,355, $2,053 and $2,231	3,474	2,259	3,850	3,094

(Losses)/earnings from continuing operations	(5,064)	8,152	(23,076)	6,784

Net earnings from discontinued operations, net of tax provision of $Nil, $Nil, $Nil and $Nil	93	156	128	55

Net (losses)/earnings	(4,971)	8,308	(22,948)	6,839

Net losses/(earnings) attributable to non-controlling interests	49	59	(85)	(40)

Net (losses)/earnings attributable to Belmond Ltd.	(4,922)	8,367	(23,033)	6,799

(1) Includes revenue from related parties of $4,486,000, $3,609,000, $6,483,000 and $6,306,000 respectively

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.05)	0.08	(0.23)	0.07
Net earnings/(losses) from discontinued operations	—	—	—	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.05)	0.08	(0.23)	0.07

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.05)	0.08	(0.23)	0.07
Net earnings/(losses) from discontinued operations	—	—	—	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.05)	0.08	(0.23)	0.07

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Net earnings	(4,971)	8,308	(22,948)	6,839

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil,$Nil, $Nil and $Nil	15,896	(9,175)	28,977	5,899
Change in fair value of derivatives, net of tax provision/(benefit) of $21, $(89), $196 and $(548)	95	(247)	759	(1,715)
Change in pension liability, net of tax provision of $33, $29, $65 and $58	160	132	316	265
Total other comprehensive income/(losses), net of tax	16,151	(9,290)	30,052	4,449

Total comprehensive income/(losses)	11,180	(982)	7,104	11,288

Comprehensive losses/(income) attributable to non-controlling interests	3	4	(94)	(142)

Comprehensive income/(losses) attributable to Belmond Ltd.	11,183	(978)	7,010	11,146

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
	$'000	$'000

Cash flows from operating activities:
Net (losses)/earnings	(22,948)	6,839
Less: Net earnings from discontinued operations, net of tax	128	55

Net (losses)/earnings from continuing operations	(23,076)	6,784
Adjustments to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation and amortization	28,810	26,398
Impairment of property, plant and equipment and other assets	8,216	—
Gain on disposal of property, plant and equipment	(300)	(300)
Gain on extinguishment of debt	—	(1,200)
Earnings from unconsolidated companies, net of tax	(3,850)	(3,094)
Amortization of debt issuance costs and discount on secured term loan	1,477	1,440
Share-based compensation	3,554	3,149
Change in provisions for uncertain tax positions	36	136
Benefit from deferred income tax	(9,514)	(3,526)
Other non-cash movements	632	1,302
Effect of exchange rates on net losses	965	(8,800)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,313)	(3,109)
Due from unconsolidated companies	527	(1,353)
Prepaid expenses and other	(1,636)	(417)
Inventories	618	(1,048)
Escrow and prepaid customer deposits	(8,160)	(2,327)
Accounts payable	(697)	(518)
Accrued liabilities	11,127	6,314
Deferred revenue	10,980	12,993
Other liabilities	(14)	(14,367)
Other, net	253	(256)
Other cash movements:
Dividends from equity method investees	2,070	2,062

Net cash provided by operating activities from continuing operations	11,705	20,263
Net cash provided by operating activities from discontinued operations	(7)	55

Net cash provided by operating activities	11,698	20,318

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Six months ended
	June 30, 2017	June 30, 2016
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(27,415)	(27,076)
Acquisitions, net of cash acquired	(68,632)	—
Increase in restricted cash	(256)	(129)
Proceeds from sale of property, plant and equipment	—	2,362

Net cash used in investing activities from continuing operations	(96,303)	(24,843)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(96,303)	(24,843)

Cash flows from financing activities:
Repurchase of shares	—	(1,992)
Exercised share options and vested share awards	3	16
Dividend to non-controlling interest	—	(7)
Proceeds from borrowings	45,000	26,000
Debt issuance costs	—	(414)
Principal payments under long-term debt	(2,653)	(11,207)

Net cash provided by financing activities from continuing operations	42,350	12,396
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	42,350	12,396

Effect of exchange rate changes on cash and cash equivalents	2,680	1,062

Net (decrease)/increase in cash and cash equivalents	(39,575)	8,933

Cash and cash equivalents at beginning of period (includes $Nil and $Nil of cash presented within assets held for sale)	153,425	135,599

Cash and cash equivalents at end of period (includes $Nil and $Nil of cash presented within assets held for sale)	113,850	144,532

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2016	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	3,149	—	—	—	—	3,149
Exercised share options and vested share awards	—	4	—	12	—	—	—	—	16
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(171)	(171)
Comprehensive income/(losses):
Net earnings attributable to common shares	—	—	—	—	6,799	—	—	40	6,839
Other comprehensive income	—	—	—	—	—	4,347	—	102	4,449

Balance, June 30, 2016	—	1,017	181	976,335	23,226	(330,195)	(181)	332	670,715

Balance, January 1, 2017	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	3,554	—	—	—	—	3,554
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net (losses)/earnings attributable to common shares	—	—	—	—	(23,033)	—	—	85	(22,948)
Other comprehensive income	—	—	—	—	—	30,043	—	9	30,052

Balance, June 30, 2017	—	1,021	181	983,012	35,280	(322,296)	(181)	476	697,493

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At June 30, 2017, Belmond owned, partially-owned or managed 36 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, eight tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel, scheduled for a 2018 opening, Belmond Cadogan Hotel in London, England.

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

Reclassifications

In the first quarter of 2017, the Company corrected a prior period misstatement to reclassify an immaterial deferred tax entry related to a change of functional currency at the Company's Brazilian subsidiaries in 2014. As a result, opening Retained earnings increased by $5,562,000 and opening Accumulated other comprehensive income decreased by $5,562,000, with no net change in Total Equity. There is no impact on net earnings, EPS or cash flows in any period presented.

Accounting policies

The accounting policies used in preparing these condensed consolidated financial statements are the same as those applied in the prior year.

Accounting pronouncements to be adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. In May 2016, the FASB issued an update that clarified guidance in certain narrow aspects of the topic. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual and interim periods beginning after December 15, 2017. Early adoption is permitted only for periods beginning after December 15, 2016.

The Company intends to adopt the standard in the annual period beginning January 1, 2018 under the modified retrospective approach with a cumulative effect recognized in equity and no prior period restatement. The initial analysis identifying areas that will be impacted by the new guidance is substantially complete and has been conducted predominantly through a review of contracts with customers under the new five step model: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Based on our preliminary assessment, we do not expect the standard to materially affect the amount or timing of revenue recognition for rooms, food and beverage and other hotel level sales, which form the majority of the Company’s revenue. We are continuing to evaluate other possible impacts to our condensed consolidated financial statements, including management and incentive fees, real estate sales and principal and agent considerations.

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

In May 2017, the FASB issued new guidance on service concession arrangements. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Numerator ($'000)
Net earnings/(losses) from continuing operations	(5,064)	8,152	(23,076)	6,784
Net earnings/(losses) from discontinued operations	93	156	128	55
Net losses/(earnings) attributable to non-controlling interests	49	59	(85)	(40)

Net earnings/(losses) attributable to Belmond Ltd.	(4,922)	8,367	(23,033)	6,799

Denominator (shares '000)
Basic weighted average shares outstanding	102,145	101,534	102,005	101,424
Effect of dilution	—	1,385	—	1,361

Diluted weighted average shares outstanding	102,145	102,919	102,005	102,785

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.050)	0.080	(0.226)	0.067
Net earnings/(losses) from discontinued operations	0.001	0.002	0.001	0.001
Net losses/(earnings) attributable to non-controlling interests	—	0.001	(0.001)	—

Net earnings/(losses) attributable to Belmond Ltd.	(0.049)	0.083	(0.226)	0.068

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.050)	0.079	(0.226)	0.066
Net earnings/(losses) from discontinued operations	0.001	0.002	0.001	0.001
Net losses/(earnings) attributable to non-controlling interests	—	0.001	(0.001)	—

Net earnings/(losses) attributable to Belmond Ltd.	(0.049)	0.082	(0.226)	0.067

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Share options	2,468,795	1,894,922	2,468,795	1,894,922
Share-based awards	1,426,972	—	1,426,972	—

Total	3,895,767	1,894,922	3,895,767	1,894,922

The number of share options and share-based awards unexercised at June 30, 2017 was 3,895,767 (June 30, 2016 - 4,197,980).

3.    Significant acquisitions

2017 Acquisitions

Cap Juluca

On May 26, 2017, Belmond acquired Cap Juluca, a 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84,512,000, including an aggregate cash purchase price of $68,652,000, acquisition-related costs of $13,753,000 and excluding a working capital credit of $2,107,000. On the same date, the Company assumed management of the resort, which was previously independently managed, and began marketing the property under the name Belmond Cap Juluca. As one of the most recognized resorts in the Caribbean, Cap Juluca is a natural fit for the Belmond portfolio and enhances Belmond’s positioning in the global luxury resort market.

The following table summarizes the consideration paid for the hotel and the preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The acquisition has been accounted for in accordance with ASC 805, Business Combinations, using the acquisition method of accounting whereby the total purchase price has been allocated to the acquired assets and liabilities as at May 26, 2017. The estimated fair values are preliminary and are subject to adjustment as the fair value analysis is finalized, which will be completed as soon as practicable, but no later than one year from the acquisition date.

Fair value on May 26, 2017
$'000
Consideration:

Agreed cash consideration	70,759
Less: Working capital adjustment	(2,107)
Total purchase price	68,652

Assets acquired and liabilities assumed:

Cash and cash equivalents	20
Accounts receivable	112
Prepaid expenses and other	45
Inventories	108
Property, plant and equipment	59,159
Other intangible assets	6,100
Accounts payable	(595)
Accrued liabilities	(360)
Deferred revenue	(1,437)
Goodwill	5,500
Net assets acquired	68,652

The purchase price of $68,652,000 was funded from existing cash reserves and $45,000,000 of borrowings under the Company’s previously undrawn revolving credit facility. See Note 10.

Acquisition-related costs which are included within selling, general and administrative expenses in the statements of condensed consolidated operations for the six months ended June 30, 2017 were $13,753,000, related to professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

Other intangible assets of $6,100,000 was assigned to trade names that are not subject to amortization. No other intangible assets were identified and recognized.

Goodwill arising on acquisition of $5,500,000 was assigned to the Owned hotels in North America segment and consists largely of profit growth opportunities the hotel is expected to generate. None of the goodwill recognized is expected to be deductible for income tax purposes.

At the same time, the Company entered into a 125-year ground lease for the property with the Government of Anguilla. The lease has been accounted for as an operating lease in accordance with ASC 840, Leases, with the annual rental expense recognized in selling, general and administrative expenses in the statements of condensed consolidated operations, and future rental payments committed as at June 30, 2017 disclosed in Note 18.

The results of operations of the hotel has been included in the consolidated financial results since the date of acquisition. The following table presents information for Belmond Cap Juluca included in the Company’s statements of condensed consolidated operations from the acquisition date to the period ending June 30, 2017:

2017
$'000

Revenue	918
Losses from continuing operations	(13,131)

Belmond is unable to provide pro forma results of operations for the six months ended June 30, 2017 and 2016 as if the acquisition had occurred on January 1, 2016 due to the lack of reliable historical financial information.

4.    Assets held for sale and discontinued operations

(a)    Properties sold: Great South Pacific Express

On the April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,000 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following the owner's unannounced dispossession of Belmond from the hotel in November 2013, however, Belmond was unable to continue to operate the hotel. Belmond believed that the owner's actions were unlawful and constituted a wrongful dispossession and has pursued its legal remedies under the lease. See Note 18. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs relating to the sale of Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	100	(7)	93

Earnings/(losses) before tax	100	(7)	93

Net earnings/(losses) from discontinued operations	100	(7)	93

	Three months ended June 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	170	(14)	156

Earnings/(losses) before tax	170	(14)	156

Net earnings/(losses) from discontinued operations	170	(14)	156

	Six months ended June 30, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	100	28	128

Earnings before tax	100	28	128

Net earnings from discontinued operations	100	28	128

	Six months ended June 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	73	(18)	55

Earnings/(losses) before tax	73	(18)	55

Net earnings/(losses) from discontinued operations	73	(18)	55

The results of discontinued operations for the three and six months ended June 30, 2017 included earnings of $100,000 and $100,000, respectively, due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 18.

(c)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at June 30, 2017 and December 31, 2016.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $207,712,000 at June 30, 2017 (December 31, 2016 - $210,276,000) and exclude goodwill of $40,395,000 (December 31, 2016 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $120,695,000 at June 30, 2017 (December 31, 2016 - $121,621,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	$’000	$’000	$’000	$’000

Investment	2,740	2,818	2,740	2,818
Due from unconsolidated company	5,570	4,771	5,570	4,771
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	8,310	7,589	8,310	7,589

6.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at June 30, 2017, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	June 30, 2017	December 31, 2016
	$’000	$’000

Current assets	81,041	96,247

Property, plant and equipment, net of accumulated depreciation	304,493	295,662
Other non-current assets	29,159	29,442
Non-current assets	333,652	325,104

Total assets	414,693	421,351

Current liabilities, including $21,476 and $21,021 current portion of third-party debt	92,372	89,785

Long-term debt	144,607	153,876
Other non-current liabilities	28,042	27,545
Non-current liabilities	172,649	181,421

Total shareholders’ equity	149,672	150,145

Total liabilities and shareholders’ equity	414,693	421,351

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Revenue	55,135	47,794	94,600	86,352

Gross profit[1]	39,452	32,921	64,971	58,765

Net earnings[2]	6,721	4,287	7,548	6,091
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at June 30, 2017, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $16,801,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9,899,000, through May 2018.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2017	December 31, 2016
	$’000	$’000

Land and buildings	1,107,759	1,010,362
Machinery and equipment	194,006	179,537
Fixtures, fittings and office equipment	258,595	235,098
River cruise ship and canal boats	12,668	18,618

	1,573,028	1,443,615
Less: Accumulated depreciation	(409,053)	(368,939)

Total property, plant and equipment, net of accumulated depreciation	1,163,975	1,074,676

The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2017 was $14,947,000 (June 30, 2016 - $13,183,000) and $28,542,000 (June 30, 2016 - $26,127,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $199,898,000 at June 30, 2017 (December 31, 2016 - $201,861,000).

In the three months ended June 30, 2017, Belmond considered whether the decline in performance of Belmond Road to Mandalay caused by increased competition in Myanmar indicated that the carrying amount of the business’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The impairment charge of $7,124,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.

In the three months ended June 30, 2017, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of the business’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on assumptions of potential market value. The impairment charge of $1,092,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.

There were no impairments of property, plant and equipment in the three and six months ended June 30, 2016.

There was no capitalized interest in the three and six months ended June 30, 2017 and 2016.

8.    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

	At January 1, 2017						At June 30, 2017
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,459	(14,202)	50,257	—	—	3,791	68,250	(14,202)	54,048
North America	66,101	(16,110)	49,991	5,500	—	—	71,601	(16,110)	55,491
Rest of world	20,581	(13,149)	7,432	—	—	(52)	20,529	(13,149)	7,380
Owned trains and cruises	6,325	(662)	5,663	—	—	441	6,766	(662)	6,104

Total	157,466	(44,123)	113,343	5,500	—	4,180	167,146	(44,123)	123,023

In the six months ended June 30, 2017, goodwill of $5,500,000 was recognized on the acquisition of Cap Juluca. See Note 3.

In the three months ended June 30, 2017, Belmond considered whether increased competition and the fall in tourist arrivals in Myanmar indicated that it was more likely than not that the fair value of Belmond Governor’s Residence was less than its carrying value. While Belmond concluded that there was no impairment trigger in the current quarter, it is carefully monitoring the situation. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply. Any failure to meet these assumptions may result in a future impairment of goodwill.

9.    Other intangible assets

Other intangible assets consist of the following as of June 30, 2017:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2017	8,501	1,658	7,579	17,738
Additions	—	—	6,100	6,100
Foreign currency translation adjustment	94	97	124	315

Balance at June 30, 2017	8,595	1,755	13,803	24,153

Accumulated amortization:
Balance at January 1, 2017	2,636	1,225		3,861
Charge for the period	184	84		268
Foreign currency translation adjustment	33	72		105

Balance at June 30, 2017	2,853	1,381		4,234

Net book value:
At June 30, 2017	5,742	374	13,803	19,919

At December 31, 2016	5,865	433	7,579	13,877

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the six months ended June 30, 2017, trade name additions of $6,100,000 were recognized on acquisition of Cap Juluca. See Note 3.

Amortization expense for the three and six months ended June 30, 2017 was $135,000 (June 30, 2016 - $148,000) and $268,000 (June 30, 2016 - $271,000). Estimated total amortization expense for the remainder of the year ending December 31, 2017 is $268,000 and for each of the years ending December 31, 2018 to December 31, 2021 is $536,000.

10.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	June 30, 2017	December 31, 2016
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of two to seven years (2016 - two to five years), with a weighted average interest rate of 4.19% (2016 - 4.27%)	657,549	602,083
Obligations under capital lease	28	19

Total long-term debt and obligations under capital lease	657,577	602,102

Less: Current portion	51,242	5,284
Less: Discount on secured term loan	1,372	1,515
Less: Debt issuance costs	8,257	9,535

Non-current portion of long-term debt and obligations under capital lease	596,706	585,768

As at June 30, 2017, Belmond was financed with a $499,569,000 secured term loan and a $105,000,000 revolving credit facility.

The term loan had two tranches, a U.S. dollar tranche ($333,788,000 currently outstanding) and a euro-denominated tranche (€145,125,000 currently outstanding, equivalent to $165,781,000 as at June 30, 2017). The dollar tranche bore interest at a rate of LIBOR plus 3% per annum, and the euro tranche bore interest at a rate of EURIBOR plus 3% per annum. Both tranches were subject to a 1% interest rate floor. The term loan was scheduled to mature in 2021 and the annual mandatory amortization was 1% of the principal amount.
The revolving credit facility was scheduled to mature in March 2019 and bore interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount. During the three and six months ended June 30, 2017, Belmond made a drawdown of $45,000,000 on its revolving credit facility in connection with the acquisition of Cap Juluca. See Note 3. No amounts were drawn during the three and six months ended June 30, 2016.
The term loan and revolving credit facility were secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There were no mortgages over real estate.

In June 2016, Charleston Center LLC amended its secured loan of $86,000,000 increasing the amount of the loan to $112,000,000 but retaining the original 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain reported in the statement of consolidated operations during the year ended December 31, 2016 of $1,200,000 upon extinguishment of debt, including the payment of a tax indemnity to our partners of $2,800,000 in respect of their income from the discount arising on the cancellation of indebtedness.

On July 3, 2017, Belmond entered into an amended and restated credit agreement for its secured credit facilities. See Note 24 for further information. The amended and restated credit agreement consist of (i) a seven-year $603,434,000 secured term loan that matures on July 3, 2024 and (ii) a $100,000,000 revolving credit facility that matures on July 3, 2022. As a result of executing the amended and restated credit agreement, the outstanding debt balance as at June 30, 2017 has been refinanced on a long-term basis and these extended maturity terms are reflected in the debt maturity profiles below. The $45,000,000 drawdown on the revolving credit facility is presented within current liabilities to reflect the fact that it was repaid on July 3, 2017 as part of this transaction.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2017, taking into consideration the execution of the amended and restated credit agreement on July 3, 2017:

$’000

Remainder of 2017	48,153
2018	6,307
2019	118,326
2020	6,329
2021	6,094
2022	6,045
2023	6,045
2024 and thereafter	460,278

Total long-term debt and obligations under capital lease	657,577

The Company had guaranteed $499,569,000 of the long-term debt of its subsidiary companies as at June 30, 2017 (December 31, 2016 - $488,985,000).

The tables above include the debt of Charleston Center LLC of $112,980,000 at June 30, 2017 (December 31, 2016 - $113,098,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

Debt issuance costs related to the above outstanding long-term debt were $8,257,000 at June 30, 2017 (December 31, 2016 - $9,535,000), including $720,000 at June 30, 2017 (December 31, 2016 - $888,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $105,570,000 of revolving credit and working capital facilities at June 30, 2017 (December 31, 2016 - $105,525,000) of which $60,570,000 was available (December 31, 2016 - $105,525,000).

11.    Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2017	December 31, 2016
	$’000	$’000

Interest rate swaps (see Note 20)	700	1,054
Deferred gain on sale of Inn at Perry Cabin by Belmond	1,050	1,350
Deferred lease incentive	147	162
Tax indemnity provision on extinguishment of debt (see Note 10)	2,800	2,800

Total other liabilities	4,697	5,366

12.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	177	227	348	453
Expected return on assets	(247)	(294)	(487)	(589)
Net amortization and deferrals	193	161	381	323

Net periodic benefit cost	123	94	242	187

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

Belmond (UK) Ltd., a wholly owned subsidiary of the Company (“Belmond UK”), is obligated to the plan’s trust to pay £1,272,000 (equivalent to $1,654,000 at June 30, 2017) annually through June 30, 2017 in accordance with a recently concluded, U.K. statutorily-mandated triennial negotiation with the plan’s trustees and Belmond UK, as the plan sponsor. Thereafter, Belmond UK is obligated to fund any deficits on a monthly basis commencing July 30, 2017 based on a formula that calculates the amount due for such month as the pro rata portion of any funding deficit over the period remaining through December 31, 2020. Based on its December 2015 actuarial assessment (prepared using assumptions which differ in some respects to those used to value the liability for these financial statements), the plan is projected to be fully funded in 2017. During the three and six months ended June 30, 2017, contributions of $401,000 (June 30, 2016 - $455,000) and $795,000 (June 30, 2016 - $910,000), respectively, were made to the pension plan and Belmond anticipates contributing an additional $859,000 to fund the plan in 2017 for a total of $1,654,000.

Once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance over the balance of the period through December 31, 2021 based on the formula described above should its position deteriorate. In May 2014, Belmond guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $10,660,000 at June 30, 2017), which reduces commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond expects to reinstate this guarantee by August 31, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

13.    Income taxes

In the three and six months ended June 30, 2017, the income tax provision was $2,142,000 (June 30, 2016 - provision of $14,335,000) and a benefit of $3,124,000 (June 30, 2016 - provision of $4,739,000), respectively. The decrease in tax charge is mainly as a result of the reduction in earnings from operations, primarily due to costs associated with the acquisition of Cap Juluca in the three and six months ended June 30, 2017. See Note 3.

14.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	7,302	6,788	14,209	13,448

Interest on legal settlements	(192)	156	(143)	298

Amortization of debt issuance costs and discount on secured term loan	757	732	1,477	1,440

Total interest expense	7,867	7,676	15,543	15,186

15.    Supplemental cash flow information

	Six months ended
	June 30, 2017	June 30, 2016
	$’000	$’000

Cash paid during the period for:
Interest	14,985	27,061

Income taxes, net of refunds	6,355	8,129

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $1,656,000 for the six months ended June 30, 2017 (June 30, 2016 - decrease of $140,000).

During the six months ended June 30, 2016, cash paid during the period for interest of $27,061,000 included the payment of accrued interest on a 1984 development loan from a municipal agency that was fully repaid by Charleston Center LLC in June 2016. See Note 10.

16.    Restricted cash

The major balances in restricted cash are as follows:

	June 30, 2017	December 31, 2016
	$’000	$’000

Cash deposits required to be held with lending banks as collateral	1,011	755
Funds held in escrow	367	—
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	9,640	1,341
Bonds and guarantees	346	489

Total restricted cash	11,364	2,585

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at June 30, 2017 was $1,011,000 (December 31, 2016 - $755,000).

17.    Share-based compensation plans

At June 30, 2017, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and six months ended June 30, 2017 was $2,019,000 (June 30, 2016 - $1,507,000) and $3,554,000 (June 30, 2016 - $3,149,000), respectively. The total compensation cost related to unexercised options and unvested share awards at June 30, 2017 to be recognized over the period July 1, 2017 to June 30, 2021 was $11,176,000 and the weighted average period over which it is expected to be recognized is 30 months. Measured from the grant date, substantially all awards of restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the six months ended June 30, 2017.

2009 share award and incentive plan

During the six months ended June 30, 2017, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and restricted shares with and without performance criteria were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Exercise price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards

Share options	40,900	June 11, 2017	June 11, 2018	$13.45	29%	1.50%	$—	2.5 years
Share options	40,900	June 11, 2017	June 11, 2019	$13.45	29%	1.50%	$—	3.5 years
Share options	40,900	June 11, 2017	June 11, 2020	$13.45	30%	1.77%	$—	4.5 years
Share options	40,900	June 11, 2017	June 11, 2021	$13.45	34%	1.77%	$—	5.5 years

During the six months ended June 30, 2017, the following restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	116,540	June 11, 2017	Directors to elect	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2018	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2019	$0.01
Restricted shares without performance criteria	117,231	March 17, 2017	March 17, 2020	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2021	$0.01
Restricted shares with performance criteria	228,500	March 17, 2017	March 17, 2020	$0.01

18.    Commitments and contingencies

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

In the meantime, the Company is paying rent at the reduced amount but continues to accrue rent at the full contractual amount. Amounts accrued at June 30, 2017 totaled R$23,182,000 ($7,317,000). The Company does not believe that any loss above the amounts accrued is likely.

Belmond Miraflores Park

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where the BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. On June 29, 2017, the Supreme Court issued a decision accepting BMP’s appear rather than, as BMP had expected, summarily affirming the appellate court decision. Consequently, BMP expects that the Supreme Court will issue its opinion on this matter in the latter half of 2018. Management believes that the risk of closure of BMP is remote because BMP will have completed its remediation by the time the Supreme Court issues its decision and expects to be in compliance with municipal nuisance ordinances at that time. BMP has other alternatives that it could pursue to resolve this matter if BMP is not compliant by the time of the Supreme Court decision. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.
Cipriani” Trademark
In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its U.K. and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, including before the EU General Court in Luxembourg which issued a decision on June 29, 2017 dismissing the Arrigo Cipriani appeal and ordering that appellant pay the costs of the court and the Company. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated company of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia. In addition, there are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani” and the Cipriani family to use “Cipriani” and in August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to hotels and restaurants on an EU-wide basis (other than the U.K.) rather than only Italy. The Company has appealed this decision. Separate proceedings brought by Belmond in Spain to defend Belmond's marks against a use by the Cipriani family and its affiliated entities of "Cipriani" to promote a restaurant have been stayed pending the outcome of the Venice appeal. While Belmond believes that it has meritorious cases in all of these Italian proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters.

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

Capital Commitments

Outstanding contracts to purchase property, plant and equipment were approximately $15,004,000 at June 30, 2017 (December 31, 2016 - $7,772,000).

Future rental payments and rental expense under operating leases

Future rental payments as at June 30, 2017 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2017	6,360
2018	12,338
2019	10,938
2020	11,063
2021	11,795
2022	9,615
2023 and thereafter	141,971

Future rental payments under operating leases	204,080

Rental expense for the three and six months ended June 30, 2017 amounted to $3,747,000 (June 30, 2016 - $3,493,000) and $7,244,000 (June 30, 2016 - $6,113,000), respectively.

19.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
June 30, 2017	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(2,388)	—	(2,388)

Total net liabilities	—	(2,388)	—	(2,388)

	Level 1	Level 2	Level 3	Total
December 31, 2016	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(3,364)	—	(3,364)

Total net liabilities	—	(3,364)	—	(3,364)

During the three and six months ended June 30, 2017, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of June 30, 2017 and December 31, 2016 were as follows:

		June 30, 2017		December 31, 2016
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 2	657,549	658,666	602,083	626,613

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured at fair value on a non-recurring basis for the six months ended June 30, 2017.

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the six months ended June 30, 2017
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	5,955	—		5,955	(8,216)

Property, plant and equipment

In the six months ended June 30, 2017, property, plant and equipment at Belmond Road to Mandalay and Belmond Northern Belle with a combined carrying value of $14,173,000 was written down to fair value of $5,955,000, resulting in a non-cash impairment charge of $8,216,000.

These impairments are included in earning from continuing operations in the period incurred. See Note 7.

There were no non-financial assets measured at fair value on a non-recurring basis for the six months ended June 30, 2016.

20.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cash flow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

Cash flow hedges of interest rate risk

As of June 30, 2017 and December 31, 2016, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2017	December 31, 2016
	’000	’000

Interest rate swaps	€72,563	€72,938
Interest rate swaps	$209,894	$210,756
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of June 30, 2017 and December 31, 2016:

		Fair value as of June 30, 2017	Fair value as of December 31, 2016
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Accrued liabilities	(1,688)	(2,310)
Interest rate derivatives	Other liabilities	(700)	(1,054)

Total		(2,388)	(3,364)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at June 30, 2017 and December 31, 2016. However, these derivatives are subject to master netting arrangements.

Other comprehensive loss

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 21. At June 30, 2017, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $1,671,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and six months ended June 30, 2017 was a loss of $10,703,000 (June 30, 2016 - gain of $4,577,000) and a loss of $13,045,000 (June 30, 2016 - loss of $3,100,000).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of June 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $2,388,000 (December 31, 2016 - $3,364,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $2,389,000 (December 31, 2016 - $3,370,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $165,781,000 at June 30, 2017, being a liability of Belmond (December 31, 2016 - $153,472,000).

21.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Six months ended June 30, 2017	$’000	$’000	$’000	$’000

Balance at January 1, 2017	(337,053)	(3,224)	(12,062)	(352,339)

Other comprehensive income before reclassifications, net of tax (benefit)/provision of $Nil, $(56) and $65	28,968	(220)	316	29,064

Amounts reclassified from AOCI, net of tax provision of $Nil, $251 and $Nil	—	979	—	979

Net current period other comprehensive income	28,968	759	316	30,043

Balance at June 30, 2017	(308,085)	(2,465)	(11,746)	(322,296)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	June 30, 2017	June 30, 2016
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	462	703	Interest expense

Total reclassifications for the period	462	703

	Amount reclassified from AOCI
	Six months ended
	June 30, 2017	June 30, 2016
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	979	1,412	Interest expense

Total reclassifications for the period	979	1,412

22.    Segment information

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	72,099	67,083	84,114	80,508
North America	42,397	38,056	82,283	77,658
Rest of world	25,875	24,265	61,838	59,533
Total owned hotels	140,371	129,404	228,235	217,699
Owned trains and cruises	21,769	21,463	26,909	27,902
Part-owned/managed hotels	733	1,124	773	1,798
Part-owned/managed trains	2,992	2,499	4,815	4,493
Total management fees	3,725	3,623	5,588	6,291

Revenue	165,865	154,490	260,732	251,892

Reconciliation of consolidated (losses)/earnings from continuing operations to adjusted EBITDA:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	30,913	26,302	22,793	20,685
North America	9,650	8,505	19,545	18,568
Rest of world	2,409	2,080	12,355	13,591
Total owned hotels	42,972	36,887	54,693	52,844
Owned trains and cruises	4,180	3,614	(53)	795

Part-owned/managed hotels	2,505	1,652	2,764	2,320
Part-owned/managed trains	7,205	5,588	9,934	9,308
Total adjusted share of earnings from unconsolidated companies and management fees	9,710	7,240	12,698	11,628

Unallocated corporate:
Central costs	(8,511)	(7,600)	(17,911)	(15,490)
Share-based compensation	(2,019)	(2,034)	(3,554)	(3,776)

Adjusted EBITDA	46,332	38,107	45,873	46,001

Reconciliation from (losses)/earnings from continuing operations to adjusted EBITDA:

(Losses)/earnings from continuing operations	(5,064)	8,152	(23,076)	6,784
Depreciation and amortization	15,082	13,331	28,810	26,398
Gain on extinguishment of debt	—	(1,200)	—	(1,200)
Interest income	(196)	(177)	(342)	(293)
Interest expense	7,867	7,676	15,543	15,186
Foreign currency, net	1,007	(4,871)	1,241	(7,729)
Provision for income taxes	2,142	14,335	(3,124)	4,739
Share of provision for income taxes of unconsolidated companies	1,807	1,355	2,053	2,231
	22,645	38,601	21,105	46,116
Gain on disposal of property, plant and equipment	(150)	(150)	(300)	(300)
Impairment of property, plant and equipment	8,216	—	8,216	—
Restructuring and other special items (1)	2,410	(344)	3,099	185
Acquisition-related costs (2)	13,211	—	13,753	—

Adjusted EBITDA	46,332	38,107	45,873	46,001

(1) Represents adjustments for restructuring, severance and redundancy costs, pre-opening costs and other items, net.
(2) Represents professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

Earnings from unconsolidated companies, net of tax:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	683	315	466	228
Part-owned/managed trains	2,791	1,944	3,384	2,866

Total earnings from unconsolidated companies, net of tax	3,474	2,259	3,850	3,094

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	6,544	4,126	12,774	7,204
North America	1,850	2,222	2,947	4,391
Rest of world	3,105	4,812	4,806	6,697
Total owned hotels	11,499	11,160	20,527	18,292
Owned trains and cruises	2,950	4,814	5,487	8,163

Unallocated corporate	971	89	1,401	621

Total capital expenditure to acquire property, plant and equipment	15,420	16,063	27,415	27,076

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	48,251	45,939	49,618	48,182
United Kingdom	18,396	20,820	24,483	27,618
United States	32,219	30,188	58,282	54,283
Brazil	11,753	13,764	29,916	32,207
All other countries	55,246	43,779	98,433	89,602

Total revenue	165,865	154,490	260,732	251,892

23.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and six months ended June 30, 2017, Belmond earned management fees from Eastern and Oriental Express Ltd. of $22,000 (June 30, 2016 - $5,000) and $136,000 (June 30, 2016 - $127,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at June 30, 2017 was $5,570,000 (December 31, 2016 - $4,886,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and six months ended June 30, 2017, Belmond earned management and guarantee fees from its Peruvian joint ventures of $4,464,000 (June 30, 2016 - $3,604,000) and $6,707,000 (June 30, 2016 - $6,179,000), respectively which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at June 30, 2017 was $7,664,000 (December 31, 2016 - $6,907,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at June 30, 2017 was $408,000 (December 31, 2016 - $372,000).

24.    Subsequent events

Amended and Restated Credit Agreement

On July 3, 2017, Belmond entered into an amended and restated credit agreement which previously consisted of (a) a seven-year $551,955,000 term loan facility consisting of a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown), scheduled to mature on March 21, 2021; and (b) a $105,000,000 revolving credit facility scheduled to mature on March 21, 2019.

The amended and restated credit agreement provides the Company with (i) a seven-year $603,434,000 secured term loan (the “Term Loan Facility”) that matures on July 3, 2024; and (ii) a $100,000,000 revolving credit facility (the “ Revolving Credit Facility”) that matures on July 3, 2022 (together, the “Secured Credit Facilities”).

The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45,000,000 that had previously been drawn under the prior revolving credit facility, but not the debt of Charleston Center LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies.

The Term Loan Facility consists of two tranches, a $400,000,000 U.S. dollar tranche and a €179,000,000 euro-denominated tranche (equivalent to $203,434,000 at drawdown). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.40% paid on the undrawn amount. The Revolving Credit Facility is undrawn as of August 8, 2017.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Introduction

Belmond currently owns, partially-owns or manages 49 properties (including one scheduled for a 2018 opening, Belmond Cadogan Hotel, in London, England).

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

At June 30, 2017, hotels consisted of 30 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, six in North America and thirteen in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment. In May 2017, the Company acquired Cap Juluca, now rebranded as Belmond Cap Juluca, a 96-key resort on the Caribbean island of Anguilla, British West Indies.

Belmond's part-owned/managed hotels segment consisted of six hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in five of the managed hotels. In April 2017, the Company acquired Las Casitas del Colco, a 20-key hotel in Colca Canyon, Peru, through the Company’s existing Peru hotels joint venture.

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties as part of management's long-term strategy to reduce leverage and redeploy the capital in properties with higher potential returns.

Belmond's owned trains and cruises segment consisted of five European tourist trains, two river cruise ships in Myanmar and one French canal cruise business. In August 2016, the Company commenced operations of Belmond Grand Hibernian, the first luxury overnight train travelling throughout the island of Ireland.

Belmond's part-owned/managed trains segment consisted of three train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in each of these train businesses. In May 2017, the Company launched the Belmond Andean Explorer luxury sleeper train, located in Peru.

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

Constant currency

Belmond analyzes certain key financial measures on a constant currency basis as this helps identify underlying business trends, without distortion from the effects of currency movements. Measurement on a constant currency basis means the results exclude the effect of foreign currency translation and are calculated by translating prior period results at current period exchange rates.

Results of Operations

Operating information for Belmond’s owned hotels for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Rooms available
Europe	84,278	83,159	127,318	126,944
North America	67,228	64,883	131,398	129,766
Rest of world	93,546	93,607	186,426	187,064
Worldwide	245,052	241,649	445,142	443,774

Rooms sold
Europe	57,811	55,791	76,288	74,863
North America	47,721	45,519	91,704	90,272
Rest of world	44,523	42,863	101,177	105,887
Worldwide	150,055	144,173	269,169	271,022

Occupancy (percentage)
Europe	69	67	60	59
North America	71	70	70	70
Rest of world	48	46	54	57
Worldwide	61	60	60	61

Average daily rate (in U.S. dollars)
Europe	784	727	671	632
North America	443	422	454	445
Rest of world	341	327	379	350
Worldwide	544	512	488	460

RevPAR (in U.S. dollars)
Europe	537	488	402	373
North America	315	296	317	310
Rest of world	162	150	206	198
Worldwide	333	305	295	281

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Same Store RevPAR (in dollars)
Europe	537	488	402	373
North America	316	296	318	310
Rest of world	168	157	211	203
Worldwide	340	312	299	285

Same store RevPAR data for the three months ended June 30, 2017 and June 30, 2016 excludes the operations of Belmond Cap Juluca, which was acquired in May 2017, and Belmond La Résidence d’Angkor, which closed for refurbishment in May 2016 and re-opened in November 2016.

	U.S. Dollars	Local currency	U.S. Dollars	Local currency

Same Store RevPAR (% change)
Europe	10%	11%	8%	8%
North America	7%	7%	3%	3%
Rest of world	7%	3%	4%	(7)%
Worldwide	9%	8%	5%	2%

Same store RevPAR data for the six months ended June 30, 2017 and June 30, 2016 excludes the operations of Belmond Cap Juluca, which was acquired in May 2017, and Belmond La Résidence d’Angkor, which closed for refurbishment in May 2016 and re-opened in November 2016.

Revenue

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	72.1	67.1	84.1	80.5
North America	42.4	38.0	82.3	77.7
Rest of world	25.9	24.3	61.8	59.5
Total owned hotels	140.4	129.4	228.2	217.7
Owned trains and cruises	21.8	21.5	26.9	27.9
Part-owned/managed hotels	0.7	1.1	0.8	1.8
Part-owned/managed trains	3.0	2.5	4.8	4.5
Total management fees	3.7	3.6	5.6	6.3

Revenue	165.9	154.5	260.7	251.9

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Total revenue was $165.9 million for the three months ended June 30, 2017, an increase of $11.4 million, or 7%, over $154.5 million for the three months ended June 30, 2016. Owned hotels revenue was $140.4 million for the three months ended June 30, 2017, an increase of $11.0 million or 9%, over $129.4 million for the prior-year quarter. In constant currency, revenue for owned hotels for the second quarter of 2017 increased $10.3 million or 8% over the prior-year quarter. The increase in owned hotels revenue was primarily due to a $3.6 million or 9% revenue increase for the Company's Italian hotels and a $1.7 million or 18% increase at Belmond Grand Hotel Europe, St. Petersburg, Russia. Additionally, Belmond Charleston Place, South Carolina had a revenue increase of $2.2 million largely due to an increase in group business. The Southern African hotels had strong revenue growth in the second quarter of 2017 with a combined revenue increase of $2.5 million following reinvestment in their properties over the past few years. These revenue increases were partially offset by a combined revenue decrease of $3.0 million at the Brazilian hotels largely due to the country's challenging economic situation. Revenue from owned total trains and cruises was $21.8 million for the three months ended June 30, 2017, an increase of $0.3 million, or 1%, over $21.5 million for the three months ended June 30, 2016. In constant currency, revenue for owned trains and cruises for the second quarter of 2017 increased $2.7 million or 14% over the prior-year quarter, which was largely due to a revenue increase of $2.0 million for the Belmond Grand Hibernian, the Company's new Irish train, as it commenced its first full year of operations in April 2017. This was partially offset by a revenue decrease of $0.4 million, or 4% for the Venice Simplon-Orient-Express as a result of a decrease in the number of trips operating by four compared to the prior-year quarter.

Six months ended June 30, June 30, 2017 compared to six months ended June 30, 2016

Total revenue was $260.7 million for the six months ended June 30, 2017, an increase of $8.8 million, or 3%, over $251.9 million for the six months ended June 30, 2016. Owned hotels revenue was $228.2 million for the six months ended June 30, 2017, an increase of $10.5 million or 5%, over $217.7 million for the six months ended June 30, 2016. In constant currency, revenue for owned hotels for the six months ended June 30, 2017 increased $4.5 million or 2% over the prior-year period. The increase in owned hotels revenue was primarily due to a $3.0 million or 7% revenue increase for the Company's Italian hotels and a $1.8 million or 14% increase at Belmond Grand Hotel Europe. In addition, Belmond Charleston Place had a revenue increase of $3.1 million largely due to an increase in group business. The Southern African hotels had strong revenue growth in the six months ended June 30, 2017 with a combined revenue increase of $3.5 million following reinvestment in their properties over the past few years. These revenue increases were partially offset by a combined revenue decrease of $7.6 million at the Brazilian hotels largely due to the country's challenging economic situation. Revenue from owned total trains and cruises was $26.9 million for the six months ended June 30, 2017, a decrease of $1.0 million, or 4%, from $27.9 million for the six months ended June 30, 2016. In constant currency, revenue for owned trains and cruises for the six months ended June 30, 2017 increased $1.8 million or 7% over the prior-year period which was largely due to a revenue increase of $2.0 million for the Belmond Grand Hibernian, the Company's new Irish train, as it commenced its first full year of operations. This was partially offset by a combined revenue decrease of $1.1 million at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruises in Myanmar due to increased competition.

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

Segment performance for the three and six months ended June 30, 2017 and 2016 is analyzed as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	$ millions	$ millions	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	30.9	26.3	22.8	20.7
North America	9.7	8.5	19.6	18.6
Rest of world	2.4	2.1	12.4	13.6
Total owned hotels	43.0	36.9	54.8	52.9
Owned trains and cruises	4.2	3.6	(0.1)	0.8

Part-owned/managed hotels	2.5	1.7	2.8	2.3
Part-owned/managed trains	7.2	5.5	9.9	9.3
Total adjusted share of earnings from unconsolidated companies and management fees	9.7	7.2	12.7	11.6

Unallocated corporate costs:
Central costs	(8.6)	(7.6)	(17.9)	(15.5)
Share-based compensation	(2.0)	(2.0)	(3.6)	(3.8)

Adjusted EBITDA	46.3	38.1	45.9	46.0

Reconciliation from (losses)/earnings from continuing operations to adjusted EBITDA:

(Losses)/earnings from continuing operations	(5.0)	8.1	(23.1)	6.7
Depreciation and amortization	15.1	13.3	28.8	26.4
Gain on extinguishment of debt	—	(1.2)	—	(1.2)
Interest income, interest expense and foreign currency, net	8.7	2.7	16.4	7.2
Provision for income taxes	2.1	14.3	(3.1)	4.8
Share of provision for income taxes of unconsolidated companies	1.8	1.4	2.1	2.2
Gain on disposal of property, plant and equipment	(0.2)	(0.2)	(0.3)	(0.3)
Impairment of property, plant and equipment	8.2	—	8.2	—
Restructuring and other special items (1)	2.4	(0.3)	3.1	0.2
Acquisition-related costs (2)	13.2	—	13.8	—

Adjusted EBITDA	46.3	38.1	45.9	46.0

(1) Represents adjustments for restructuring, severance and redundancy costs, pre-opening costs and other items, net.
(2) Represents professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

Owned hotels - Europe

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Rooms available	84,278	83,159	127,318	126,944
Rooms sold	57,811	55,791	76,288	74,863
Occupancy (percentage)	69	67	60	59
Average daily rate (in U.S. dollars)	784	727	671	632
RevPAR (in U.S. dollars)	537	488	402	373
Same store RevPAR (in U.S. dollars)	537	488	402	373

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue was $72.1 million for the three months ended June 30, 2017, an increase of $5.0 million, or 7%, over $67.1 million for the three months ended June 30, 2016. In constant currency, revenue for the region for the second quarter of 2017 increased $5.7 million or 9% over the prior-year quarter primarily due to a $3.6 million or 9% revenue increase for the Company's Italian hotels and a $1.7 million or 18% increase at Belmond Grand Hotel Europe. Revenue growth for the Company's Italian hotels was largely driven by the performances of Belmond Hotel Cipriani, Venice, which benefited from the Biennale Arts Festival, which takes place every other year in Venice, and Belmond Villa San Michele, Florence, which grew occupancy by 13 percentage points year-over-year due in large part to driving increased group business. Belmond Grand Hotel Europe's year-over-year growth was primarily due to increased revenue during the annual St. Petersburg International Economic Forum coupled with the benefit of the 2017 FIFA Confederations Cup, which took place from mid-June 2017 through early-July 2017. ADR in U.S. dollar terms for the European owned hotels segment increased to $784 in the three months ended June 30, 2017 from $727 in the three months ended June 30, 2016. Occupancy increased to 69% in the three months ended June 30, 2017 from 67% in the three months ended June 30, 2016. Same store RevPAR increased by 10% in U.S. dollars to $537 in the three months ended June 30, 2017 from $488 in the three months ended June 30, 2016.

Adjusted EBITDA for the region for the three months ended June 30, 2017 of $30.9 million represented an increase of $4.6 million or 17% over $26.3 million for the three months ended June 30, 2016. In constant currency, adjusted EBITDA for the region for the second quarter of 2017 increased $4.7 million or 18% over the prior-year quarter mainly due to a $1.9 million or 39% increase in adjusted EBITDA at Belmond Hotel Cipriani and a $1.6 million or 35% increase in adjusted EBITDA at Belmond Grand Hotel Europe. As a percentage of European owned hotels revenue, the adjusted EBITDA was 43% for the three months ended June 30, 2017 compared to 39% for the three months ended June 30, 2016 partly as a result of the shift in timing of the Easter holiday.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue was $84.1 million for the six months ended June 30, 2017, an increase of $3.6 million, or 4%, over $80.5 million for the six months ended June 30, 2016. In constant currency, revenue for the region for the six months ended June 30, 2017 increased $4.3 million, or 5%, primarily due to a $3.0 million or 7% revenue increase for the Company's Italian hotels and a $1.8 million or 14% increase at Belmond Grand Hotel Europe. Revenue growth for the Company's Italian hotels was largely driven by the performances of Belmond Hotel Cipriani which benefited from the Biennale Arts Festival, which takes place every other year in Venice, and Belmond Villa San Michele which grew occupancy by 13 percentage points year-over-year due in large part to driving increased group business. Belmond Grand Hotel Europe's year-over-year growth was primarily due to increased revenue during the annual St. Petersburg International Economic Forum coupled with the benefit of the 2017 FIFA Confederations Cup. ADR in U.S. dollar terms for the European owned hotels segment increased to $671 in the six months ended June 30, 2017 from $632 in the six months ended June 30, 2016. Occupancy increased to 60% in the six months ended June 30, 2017 from 59% in the six months ended June 30, 2016. Same store RevPAR increased by 8% in U.S. dollars, to $402 in the six months ended June 30, 2017 from $373 in the six months ended June 30, 2016.

Adjusted EBITDA for the region for the six months ended June 30, 2017 of $22.8 million represented an increase of $2.1 million, or 10%, over adjusted EBITDA of $20.7 million for the six months ended June 30, 2016. In constant currency, adjusted EBITDA for the region for the six months ended June 30, 2017 increased $2.1 million or 10% over the prior-year period mainly due to a $1.6 million or 38% increase in adjusted EBITDA at Belmond Grand Hotel Europe and a $1.1 million or 31% increase in adjusted EBITDA at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA increased slightly to 27% for the six months ended June 30, 2017 compared to 26% for the six months ended June 30, 2016.

Owned hotels - North America

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Rooms available	67,228	64,883	131,398	129,766
Rooms sold	47,721	45,519	91,704	90,272
Occupancy (percentage)	71	70	70	70
Average daily rate (in U.S. dollars)	443	422	454	445
RevPAR (in U.S. dollars)	315	296	317	310
Same store RevPAR (in U.S. dollars)	316	296	318	310

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue was $42.4 million for the three months ended June 30, 2017, an increase of $4.4 million, or 12%, over $38.0 million for the three months ended June 30, 2016. In constant currency, revenue for the region for the second quarter of 2017 increased $4.4 million or 11% over the prior-year quarter primarily due to revenue growth of $2.2 million or 10% at Belmond Charleston Place and $0.5 million or 23% at Belmond Maroma Resort & Spa, Riviera Maya, Mexico. Both properties benefited from increased group business, which resulted in solid year-over-year RevPAR and food and beverage revenue growth. ADR for the North American owned hotels segment increased to $443 in the three months ended June 30, 2017 from $422 in the three months ended June 30, 2016. Occupancy increased slightly to 71% for the three months ended June 30, 2017 from 70% from the three months ended June 30, 2016. Same store RevPAR increased by 7% to $316 for the three months ended June 30, 2017 from $296 in the three months ended June 30, 2016.

Adjusted EBITDA for the region for three months ended June 30, 2017 of $9.7 million represented an increase of $1.2 million, or 14%, over $8.5 million for the three months ended June 30, 2016. In constant currency, adjusted EBITDA for the region for the second quarter of 2017 increased $1.1 million or 13% over the prior-year quarter as a result of a $0.9 million or 10% adjusted EBITDA increase at Belmond Charleston Place and a $0.4 million adjusted EBITDA increase at Belmond Maroma Resort & Spa. As a percentage of North American owned hotels revenue, adjusted EBITDA increased slightly to 23% for the three months ended June 30, 2017 from 22% for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue was $82.3 million for the six months ended June 30, 2017, an increase of $4.6 million, or 6%, over $77.7 million for the six months ended June 30, 2016. In constant currency, revenue for the region for the six months ended June 30, 2017 increased $4.7 million or 6% over the six months ended June 30, 2016 primarily due to revenue growth of $3.1 million or 8% at Belmond Charleston Place; $1.2 million or 14% at Belmond El Encanto, Santa Barbara, California; and $0.8 million or 11% at ‘21 Club’ in New York City. Year-over-year revenue growth at Belmond Charleston Place and Belmond El Encanto was largely the result of increased group business, and revenue growth at ‘21 Club’ was primarily due to increased demand for the main restaurant and banqueting venues. Growth for these properties was partially offset by a $1.8 million or 12% decrease at Belmond La Samanna, St Martin, French West Indies, which was negatively impacted by a decline in visitation. ADR for the North American owned hotels segment increased to $454 in the six months ended June 30, 2017 from $445 in the six months ended June 30, 2016. Occupancy remained consistent at 70% for the six months ended June 30, 2017 and June 30, 2016. Same store RevPAR increased by 2% to $318 for the six months ended June 30, 2017 from $310 in the six months ended June 30, 2016.

Adjusted EBITDA for the region for the six months ended June 30, 2017 of $19.6 million, represented an increase of $1.0 million, or 5%, over $18.6 million for the six months ended June 30, 2016. In constant currency, adjusted EBITDA for the region for the six months ended June 30, 2017 increased $1.0 million or 5% over the six months ended June 30, 2016 as a result of a $1.3 million or 9% adjusted EBITDA increase at Belmond Charleston Place and a $0.4 million adjusted EBITDA increase at ‘21 Club’. Offsetting these increases, there was a $0.9 million, or 41% adjusted EBITDA decrease at Belmond La Samanna. As a percentage of North American owned hotels revenue, adjusted EBITDA remained consistent at 24% for the six months ended June 30, 2017 and 2016.

Owned hotels - Rest of world

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Rooms available	93,546	93,607	186,426	187,064
Rooms sold	44,523	42,863	101,177	105,887
Occupancy (percentage)	48	46	54	57
Average daily rate (in U.S. dollars)	341	327	379	350
RevPAR (in U.S. dollars)	162	150	206	198
Same store RevPAR (in U.S. dollars)	168	157	211	203

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue was $25.9 million for the three months ended June 30, 2017, an increase of $1.6 million, or 7%, over $24.3 million for the three months ended June 30, 2016. In constant currency, revenue for the second quarter of 2017 increased $0.2 million or 1% over the prior-year quarter principally as a result of revenue growth of $1.4 million or 55% at Belmond Mount Nelson Hotel, Cape Town, South Africa; $1.1 million or 53% at Belmond Safaris, Botswana; and $0.4 million or 17% at Belmond Miraflores Park, Lima, Peru. All three properties benefited from the Company's project capital expenditure investments over the past few years. Additionally, revenue at Belmond La Résidence d'Angkor, Siem Reap, Cambodia, increased $0.2 million or 66% over the prior-year quarter following a full renovation of the property in 2016. Partially offsetting this growth was a combined $3.0 million or 20% year-over-year revenue decrease for the Company's two Brazilian hotels largely as a result of the country's political and economic issues. ADR in U.S. dollar terms for the Rest of world owned hotels segment increased to $341 in the three months ended June 30, 2017 from $327 in the three months ended June 30, 2016. Occupancy increased to 48% for the three months ended June 30, 2017 from 46% for the three months ended June 30, 2016. Same store RevPAR increased by 7% in U.S. dollars, to $168 for the three months ended June 30, 2017 from $157 for the three months ended June 30, 2016.

Adjusted EBITDA for the region for three months ended June 30, 2017 of $2.4 million, represented an increase of $0.3 million, or 14%, over $2.1 million for the three months ended June 30, 2016. In constant currency, adjusted EBITDA for the region increased $0.5 million or 24% over the prior-year quarter largely as a result of adjusted EBITDA increases of $1.0 million at Belmond Mount Nelson Hotel, $0.6 million at Belmond Safaris, and $0.2 million or 34% at Belmond Miraflores Park. These increases were partially offset by a combined $1.4 million adjusted EBITDA decrease for the Company's two Brazilian hotels. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA remained consistent at 9% for the three months ended June 30, 2017 and 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue was $61.8 million for the six months ended June 30, 2017, an increase of $2.3 million, or 4%, over $59.5 million for the six months ended June 30, 2016. In constant currency, revenue for the six months ended June 30, 2017 decreased $4.5 million or 7% over the prior-year quarter principally as a result of a combined $7.6 million year-over-year revenue decrease for the Company's two Brazilian hotels largely as a result of the country's political and economic issues. Partially offsetting this decrease was revenue growth of $2.4 million or 26% at Belmond Mount Nelson Hotel; $1.0 million or 37% at Belmond Safaris; and $0.4 million or 8% at Belmond Miraflores. All three properties benefited from the Company's project capital expenditure investments over the past few years. ADR in U.S. dollar terms for the Rest of world owned hotels segment increased to $379 in the six months ended June 30, 2017 from $350 in the six months ended June 30, 2016. Occupancy decreased to 54% for the six months ended June 30, 2017 from 57% for the six months ended June 30, 2016. Same store RevPAR increased by 4% in U.S. dollars, to $211 for the six months ended June 30, 2017 from $203 for the six months ended June 30, 2016, a decrease of 7% on a constant currency basis.

Adjusted EBITDA for the region for the six months ended June 30, 2017 of $12.4 million represented a decrease of $1.2 million, or 9%, from $13.6 million for the six months ended June 30, 2016. In constant currency, adjusted EBITDA for the region decreased $2.9 million or 19% over the prior-year period largely as a result of a combined adjusted EBITDA decrease of $4.3 million for the Company's two Brazilian hotels. Partially offsetting this decrease was an adjusted EBITDA increase at Belmond Mount Nelson Hotel of $1.9 million, and $0.5 million at Belmond Safaris. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA was 20% for the six months ended June 30, 2017 compared to 23% for the six months ended June 30, 2016 due to the lower margins earned at the Brazilian hotels.

Owned trains and cruises

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue was $21.8 million for the three months ended June 30, 2017, an increase of $0.3 million, or 1%, over $21.5 million for the three months ended June 30, 2016. In constant currency, revenue increased $2.7 million or 14% primarily as a result of the Belmond Grand Hibernian train in Ireland, which commenced its first full year of operations in April 2017 and recorded $2.0 million of revenue for the second quarter. Additionally, the Belmond Royal Scotsman train in Scotland grew revenue by $0.8 million or 39% year-over-year primarily as a result of generating higher-revenue charter business and operating one additional trip in the current-year quarter.

Adjusted EBITDA for the three months ended June 30, 2017 was $4.2 million, an increase of $0.6 million, or 17% over $3.6 million for the three months ended June 30, 2016. In constant currency, adjusted EBITDA increased $1.1 million or 35% over the prior-year quarter largely due to adjusted EBITDA growth for Belmond Royal Scotsman and Belmond Grand Hibernian of $0.6 million and $0.3 million, respectively.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue was $26.9 million for the six months ended June 30, 2017, a decrease of $1.0 million, or 4%, from $27.9 million for the six months ended June 30, 2016. In constant currency, revenue increased $1.8 million or 7% primarily as a result of the Belmond Grand Hibernian train, which commenced its first full year of operations in April 2017 and recorded $2.0 million of revenue for the second quarter. Additionally, the Belmond Royal Scotsman train in Scotland grew revenue by $0.8 million or 39% year-over-year primarily as a result of generating higher-revenue charter business and operating one additional trip in the current-year period. Partially offsetting these revenue increases, there was a combined revenue decrease of $1.1 million for the Company’s two river cruises in Myanmar largely due to decreased demand.

Owned trains and cruises reported an adjusted EBITDA loss of $0.1 million for the six months ended June 30, 2017 compared to an adjusted EBITDA gain of $0.8 million for the six months ended June 30, 2016. In constant currency, adjusted EBITDA decreased $0.8 million from the prior-year period partially due to an adjusted EBITDA decline of $0.8 million for the Venice Simplon-Orient-Express train partially due to a decrease in the number of trips operating by four compared to the prior-year period. Additionally, Belmond Grand Hibernian, the Company’s new Irish train, recorded an adjusted EBITDA loss of $0.2 million in the six months ended June 30, 2017, largely as a result of seasonality, as the train concluded its 2016 operating season in mid-October for its annual Winter closure period and and commenced its operating season in April 2017. Belmond Orcaella and Belmond Road to Mandalay recorded a combined adjusted EBITDA decrease of $0.5 million from the prior-year period due to decreased demand.

Part-owned/managed hotels

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue was $0.7 million for the three months ended June 30, 2017, a decrease of $0.4 million, or 36%, from $1.1 million for the three months ended June 30, 2016 largely due to provision made against management and reservation fees at Inn at Perry Cabin by Belmond, Saint Michaels, Maryland, in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the three months ended June 30, 2017 of $2.5 million represented an increase of $0.8 million, or 47% from earnings of $1.7 million for the three months ended June 30, 2016, primarily as a result of an increase in management fee income from the Peru hotels joint venture due to increased occupancy at the two hotels in Cusco.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue was $0.8 million for the six months ended June 30, 2017, a decrease of $1.0 million, or 56%, from $1.8 million for the six months ended June 30, 2016, largely due to provision made against management and reservation fees at Inn at Perry Cabin, Saint Michaels by Belmond, in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the six months ended of $2.8 million represented an increase of $0.5 million, or 22% from earnings of $2.3 million for the six months ended June 30, 2016 primarily as a result of an increase in occupancy at the two hotels in Cusco.

Part-owned/managed trains

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Revenue was $3.0 million in the three months ended June 30, 2017, an increase of $0.5 million, or 20%, over $2.5 million in the three months ended June 30, 2016 primarily as a result of a $0.5 million, or 19% increase in management fee income from the Company’s PeruRail joint venture. The growth in management fee income from PeruRail was largely the result of increased revenue from both the joint venture's passenger and freight operations.

Adjusted EBITDA for Part-owned/managed trains for the three months ended June 30, 2017 of $7.2 million represented an increase of $1.7 million, or 31%, over $5.5 million for the three months ended June 30, 2016, due to an increase in management fee income and share of earnings from the Company's PeruRail joint venture largely as a result of increased revenue from both the passenger and freight operations.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Revenue was $4.8 million in the six months ended June 30, 2017, an increase of $0.3 million, or 7%, from $4.5 million in the six months ended June 30, 2016. The increase in revenue is primarily due to higher passenger sales for the Company’s PeruRail joint venture and higher tonnage transported from the Las Bambas mine.

Adjusted EBITDA for Part-owned/managed trains for the six months ended June 30, 2017 of $9.9 million represented an increase of $0.6 million, or 6%, from $9.3 million for the six months ended June 30, 2016, due to higher passenger sales for the Company’s PeruRail joint venture and higher tonnage transported from the Las Bambas mine.

Unallocated corporate costs

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Adjusted central costs were $10.6 million for the three months ended June 30, 2017 (including $2.0 million of non-cash share-based compensation expense), an increase of $1.0 million, or 10%, over $9.6 million for the three months ended June 30, 2016 (including $2.0 million of non-cash share-based compensation expense), mainly due to increased development and other corporate headcount to support the 2020 strategic growth plan. As a percentage of revenue, adjusted central costs remained consistent at 6% for the three months ended June 30, 2017 and 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Adjusted central costs were $21.5 million for the six months ended June 30, 2017 (including $3.6 million of non-cash share-based compensation expense), an increase of $2.2 million, or 11%, over $19.3 million for the six months ended June 30, 2016 (including $3.8 million of non-cash share-based compensation expense), mainly due to increased development and other corporate headcount to support the 2020 strategic growth plan and greater information technology expenses. As a percentage of revenue, adjusted central costs remained consistent at 8% for the six months ended June 30, 2017 and 2016.

Depreciation and amortization

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Depreciation and amortization was $15.1 million for the three months ended June 30, 2017, an increase of $1.8 million, or 14%, over $13.3 million for the three months ended June 30, 2016, primarily as a result of the recent completion of several capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue remained consistent at 9% for the three months ended June 30, 2017 and for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Depreciation and amortization was $28.8 million for the six months ended June 30, 2017, an increase of $2.4 million, or 9%, over $26.4 million for the six months ended June 30, 2016, primarily as a result of the recent completion of several capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue increased slightly to 11% for the six months ended June 30, 2017 from 10% for the six months ended June 30, 2016.

Gain on extinguishment of debt

Three months ended June 30, 2017 compared to three months ended June 30, 2016

There was no gain on extinguishment of debt in the three months ended June 30, 2017. In the three months ended June 30, 2016, there was a gain on extinguishment of debt of $1.2 million. In June 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million were largely used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this borrowing. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations is $1.2 million after accounting for a tax indemnity of $2.8 million to our partners in respect of their income from the discount arising on the cancellation of indebtedness.

Six months ended June 30, 2017 compared to six months ended June 30, 2015

There was no gain on extinguishment of debt in the six months ended June 30, 2017. In the six months ended June 30, 2016, there was a gain on extinguishment of debt of $1.2 million. Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million were largely used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early settlement of this borrowing. The net gain on extinguishment of debt reported in the statements of condensed consolidated operations is $1.2 million after accounting for a tax indemnity of $2.8 million to our partners in respect of their income from the discount arising on the cancellation of indebtedness.

Interest income, interest expense and foreign currency, net

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Interest income, interest expense and foreign currency, net was an expense of $8.7 million for the three months ended June 30, 2017, an increase of $6.0 million from an expense of $2.7 million for the three months ended June 30, 2016. The increase in net expense was primarily due to a foreign exchange loss of $1.0 million that was recognized in the three months ended June 30, 2017, compared to a foreign exchange gain of $4.9 million in the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Interest income, interest expense and foreign currency, net was an expense of $16.4 million for the six months ended June 30, 2017, an increase of $9.2 million, from an expense of $7.2 million for the six months ended June 30, 2016. The increase in net expense was primarily due to a foreign exchange loss of $1.2 million that was recognized in the six months ended June 30, 2017, compared to a foreign exchange gain of $7.7 million in the six months ended June 30, 2016.

Provision for income taxes

Three months ended June 30, 2017 compared to three months ended June 30, 2016

In the three months ended June 30, 2017, provision for income taxes was $2.1 million (June 30, 2016 - $14.3 million). The year-over-decrease in income tax expense was largely attributable to a reduction in pre-tax earnings, mainly as a result of the acquisition-related costs associated with Cap Juluca in the three months ended June 30, 2017.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

In the six months ended June 30, 2017, the income tax benefit was $3.1 million (June 30, 2016 - provision of $4.8 million). The year-over-decrease in income tax expense was largely attributable to a reduction in pre-tax earnings, mainly as a result of the acquisition-related costs associated with Cap Juluca in the six months ended June 30, 2017.

Gain on disposal of property, plant and equipment

Three months ended June 30, 2017 compared to three months ended June 30, 2016

A gain on disposal of $0.2 million was recorded in the three months ended June 30, 2017 and 2016. The gain in both periods relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

A gain on disposal of $0.3 million was recorded in the six months ended June 30, 2017 and 2016. The gain in both periods relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract.

Impairment of property, plant and equipment

Three months ended June 30, 2017 compared to three months ended June 30, 2016

A property, plant and equipment impairment charge of $8.2 million was recorded in the three months ended June 30, 2017. This consisted of $7.1 million for the Belmond Road to Mandalay river cruise boat in Myanmar as a result of increased competition and anticipated lower occupancy levels and $1.1 million at the Belmond Northern Belle train in England due to forecasted lower demand. There were no impairments of property, plant and equipment in the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

A property, plant and equipment impairment charge of $8.2 million was recorded in the six months ended June 30, 2017. This consisted of $7.1 million at Belmond Road to Mandalay river cruise boat in Myanmar as a result of increased competition and anticipated lower occupancy levels and $1.1 million at the Belmond Northern Belle train in England due to forecasted lower demand. There were no impairments of property, plant and equipment in the six months ended June 30, 2016.

Earnings from unconsolidated companies

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Earnings from unconsolidated companies net of tax were $3.5 million for the three months ended June 30, 2017, an increase of $1.2 million, or 52%, from $2.3 million for the three months ended June 30, 2016, largely the result of increased earnings from both the Company’s joint venture's passenger and freight operations, and increased revenue from the Peru hotels joint venture primarily due to increased occupancy at the joint venture's two hotels in Cusco.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Earnings from unconsolidated companies net of tax were $3.9 million for the six months ended June 30, 2017, an increase of $0.8 million, or 26%, from $3.1 million for the six months ended June 30, 2016. This was largely the result of increased earnings from both the Company’s joint venture's passenger and freight operations, and increased revenue from the Peru hotels joint venture primarily due to increased occupancy at the joint venture's two hotels in Cusco.

Net earnings from discontinued operations

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The earnings from discontinued operations for the three months ended June 30, 2017 were $0.1 million, compared with earnings of $0.2 million for the three months ended June 30, 2016. Earnings from discontinued operations for the three months ended June 30, 2016 include the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 18 to the Financial Statements.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The earnings from discontinued operations for the six months ended June 30, 2017 were $0.1 million, compared with earnings of $0.1 million for the six months ended June 30, 2016. Earnings from discontinued operations for the six months ended June 30, 2016 included the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 18 to the Financial Statements. Additionally, earnings from discontinued operations for the six months ended June 30, 2017 included earnings of $28,000 due to the release of remaining accruals that Belmond is discharged from for Porto Cupecoy.

Net (losses)/earnings

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The net losses attributable to Belmond Ltd. for the three months ended June 30, 2017 were $4.9 million ($0.05 per common share) on revenue of $165.9 million, compared with net earnings of $8.4 million ($0.08 per common share) on revenue of $154.5 million for the three months ended June 30, 2016. The year-over-year decrease was largely attributable to $13.2 million of acquisition-related costs associated with Cap Juluca and a $8.2 million impairment charge, partially offset by improved operating results. Acquisition-related costs for Cap Juluca represents professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The net losses attributable to Belmond Ltd. for the six months ended June 30, 2017 were $23.0 million ($0.23 per common share) on revenue of $260.7 million, compared with net earnings of $6.8 million ($0.07 per common share) on revenue of $251.9 million for the six months ended June 30, 2016. The year-over-year decrease was largely attributable to $13.8 million of acquisition-related costs associated with Cap Juluca and a $8.2 million impairment charge. Additionally, the increase in net loss was as a result of a foreign exchange loss of $1.2 million recognized in the six months ended June 30, 2017 compared to a foreign exchange gain of $7.7 million recognized six months ended June 30, 2016.

Other comprehensive income: Foreign currency translation adjustments, net

Foreign currency translation adjustments for the six months ended June 30, 2017 were a gain of $29.0 million, compared to a gain of $5.8 million for the six months ended June 30, 2016, arising from the retranslation of the Company’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The gain in the six months ended June 30, 2017 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2016. In particular, the 9%, 6% and 5% appreciation of the euro, British pound and South African rand against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

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

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payments on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At June 30, 2017, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $657.5 million (December 31, 2016 - $602.1 million), including a current portion of $51.2 million (December 31, 2016 - $5.3 million). See Note 10 to the Financial Statements. Additionally, Belmond had capital commitments at June 30, 2017 amounting to $15.0 million (December 31, 2016 - $7.8 million).

Belmond had cash and cash equivalents of $113.8 million at June 30, 2017, compared to $153.4 million at December 31, 2016. In addition, Belmond had restricted cash balances of $11.4 million, of which $10.4 million is classified as current restricted cash on the consolidated balance sheets and $1.0 million is classified in other assets (December 31, 2016 - $2.6 million, of which $1.8 million was classified in restricted cash and $0.8 million was classified in other assets). At June 30, 2017, there were undrawn amounts available to Belmond under committed lines of credit of $60.6 million (December 31, 2016 - $105.5 million), bringing total cash availability at June 30, 2017 to $174.4 million (December 31, 2016 - $258.9 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At June 30, 2017, Belmond had $51.2 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis. On April 26, 2017, Belmond made a drawdown of $45.0 million from its then-existing $105.0 million revolving credit facility.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On July 3, 2017, Belmond entered into an amended and restated credit agreement for its secured credit facilities. The secured credit facilities consist of (i) a seven-year $603.4 million secured term loan that matures on July 3, 2024 and (ii) a $100.0 million revolving credit facility that matures on July 3, 2022. As a result of executing the amendment and restatement of the secured credit facilities, the outstanding debt balance as of June 30, 2017 has been refinanced, including the $45.0 million previously drawn down on the Company’s revolving credit facility, on a long-term basis and accordingly, is presented as a non-current liability in the June 30, 2017 condensed consolidated balance sheets. See Notes 10 and 24 to the Financial Statements.

On May 26, 2017, Belmond acquired Cap Juluca, a 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84.5 million, including an aggregate cash purchase price of $68.7 million, acquisition-related costs of $13.8 million and excluding a working capital credit of $2.1 million. The acquisition was funded from existing cash reserves and $45.0 million of borrowings under the Company’s previously undrawn revolving credit facility. See Notes 3 and 10 to the Financial Statements.

In March 2015, Belmond’s board of directors approved a program enabling the Company to repurchase its shares of class A common stock up to the value of $75.0 million. No shares were repurchased during the six months ended June 30, 2017. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

Covenant Compliance

As at June 30, 2017, Belmond was financed with a $499.6 million secured term loan and a $105.0 million revolving credit facility. The then-existing credit agreement limited Belmond’s ability to incur additional debt unless certain covenants were met. These covenants were measured on the performance of the consolidated group. The revolving credit facility in the credit agreement contained two financial covenants, a maximum net leverage test and a minimum interest cover test, which were both measured quarterly based on Belmond’s trailing 12 months results. In addition, there was debt held by consolidated variable interest entities of $113.0 million relating to Charleston Center LLC. One of the loans ($112.0 million) contained two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC. Belmond was in compliance with its covenants as at June 30, 2017.
See Notes 10 and 24 to the Financial Statements for a discussion of the amended and restated credit agreement. The amended and restated credit agreement removes the the minimum interest coverage ratio covenant test and increases the net leverage ratio permitted in the covenant test along with improvements in certain other terms.

Belmond continues to closely monitor projected covenant compliance under its amended and restated credit agreement, and if there was a possibility of non-compliance with a covenant, Belmond would proactively meet with the agent or lending bank or banks of the relevant facility to seek an amendment or waiver. Obtaining a waiver may result in additional bank fees or an increase in the interest cost.

If Belmond does not comply with its financial covenants and the banks that provide the revolving credit facility declare a default and accelerate the repayment of their debt, this will cause an event of default under the amended and restated credit agreement. The cross default threshold in the amended and restated credit agreement to other debt that is recourse to Belmond is $25.0 million.
Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its amended and restated loan facilities.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $16.6 million at June 30, 2017 (December 31, 2016 - $107.4 million).

Cash Flow - Sources and Uses of Cash

At June 30, 2017 and December 31, 2016, Belmond had cash and cash equivalents of $113.9 million and $153.4 million, respectively. In addition, Belmond had restricted cash of $11.4 million (of which $10.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $1.0 million was classified in other assets) and $2.6 million (of which $1.8 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as of June 30, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2017 was $11.7 million, compared to $20.3 million for the six months ended June 30, 2016.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $23.1 million for the six months ended June 30, 2017, a decrease of $29.9 million from net earnings of $6.8 million for the six months ended June 30, 2016. Non-cash items affecting the calculation of net cash provided by operating activities included an impairment of property, plant & equipment of $8.2 million relating to Belmond Road to Mandalay and Belmond Northern Belle recorded during the six months ended June 30, 2017, and a $1.2 million gain on extinguishment of debt recorded during the six months ended June 30, 2016. Operating cash flows were also affected by the fact that net losses from continuing operations for the six months ended June 30, 2017 included a non-cash loss from foreign currency translation of $1.2 million, compared to a non-cash gain from foreign currency translation of $7.7 million for the six months ended June 30, 2016.

Investing Activities. Net cash used in investing activities was $96.3 million for the six months ended June 30, 2017, compared to net cash used in investing activities of $24.8 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, $68.6 million, net of cash acquired, was used for the acquisition of Cap Juluca. See Note 3 to the Financial Statements. There were no acquisitions during the six months ended June 30, 2016.

Capital expenditure to acquire property, plant and equipment of $27.4 million during the six months ended June 30, 2017 included $3.2 million on the Venice Simplon-Orient-Express related to statutory maintenance works, $2.5 million at Belmond Grand Hotel Europe for improvements to the hotel's heating and air conditioning system and renovation of its deluxe rooms, $2.2 million at Belmond Hotel Cipriani for works related to the renovation of two existing junior suites and the addition of a new junior suite, $1.8 million at Belmond La Residencia for the addition of six new suites, $1.6 million at Belmond Hotel Splendido for the addition of balconies to twelve rooms, $1.5 million on corporate projects, which included the Company's new enterprise resource planning system and website, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $27.1 million during the six months ended June 30, 2016 included included, $3.9 million at Belmond Charleston Place largely for adding a new high-end sports pub as well as for final payments related to the hotel’s rooms renovation project, $3.2 million on the Venice Simplon-Orient-Express related to statutory maintenance works and the phased installation of air-conditioning, $2.9 million on the Belmond Grand Hibernian luxury sleeper train, $1.4 million at Belmond La Residence d’Angkor primarily for a rooms renovation project, with the balance being for routine capital expenditures.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2017 was $42.4 million, compared to net cash used in financing activities of $12.4 million for the six months ended June 30, 2016.

During the six months ended June 30, 2017, Belmond made a drawdown of $45.0 million on its revolving credit facility in connection with the acquisition of Cap Juluca. See Note 3 to the Financial Statements. No drawdowns on the facility were made during the six months ended June 30, 2016.

Principal repayments under long-term debt were $2.7 million for the six months ended June 30, 2017 compared to $11.2 million for the six months ended June 30, 2016.

During the six months ended June 30, 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million was largely used to repay a 1984 development loan from a municipal agency. There was a cash outflow of $22.8 million to repay this loan and accrued interest, reflecting a discount of $4.0 million which was negotiated due to the early repayment of this loan. The net gain on extinguishment of debt reported in the statements of consolidated operations was $1.2 million after accounting for a tax indemnity of $2.8 million to our partners. Including this refinancing, principal repayments under long-term debt were therefore higher for the six months ended June 30, 2016 compared to the six months ended June 30, 2017.

In addition, the six months ended June 30, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond’s class A common stock. There were no share repurchases in the six months ended June 30, 2017.

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

There were $15.0 million of capital commitments outstanding at June 30, 2017 (December 31, 2016 - $7.8 million) relating to project developments and refurbishment for existing properties.

Indebtedness

As at June 30, 2017, Belmond had $657.5 million (December 31, 2016 - $602.1 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at June 30, 2017 is net of the unamortized original issue discount of $1.4 million (December 31, 2016 - $1.5 million) and unamortized debt issuance costs of $8.3 million (December 31, 2016 - $9.5 million), both of which will be amortized through interest expense over the term of the loans.

As at June 30, 2017, Belmond was financed with a $499.6 million secured term loan and a $105.0 million revolving credit facility.

The term loan had two tranches, a U.S. dollar tranche ($333.8 million currently outstanding) and a euro-denominated tranche (€145.1 million currently outstanding, equivalent to $165.8 million as at June 30, 2017). The dollar tranche bore interest at a rate of LIBOR plus 3% per annum, and the euro tranche bore interest at a rate of EURIBOR plus 3% per annum. Both tranches were subject to a 1% interest rate floor. The term loan was scheduled to mature in 2021 and the annual mandatory amortization is 1% of the principal amount.
The revolving credit facility was scheduled to mature in March 2019 and bore interest at a rate of LIBOR plus 2.75% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount. As at June 30, 2017 the facility had been drawn down in connection with the Cap Juluca transaction in an amount of $45.0 million and including other working capital facilities, the Company has $60.6 million available to draw.
The term loan and revolving credit facility were secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There were no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, as at June 30, 2017 was 3.5 years, and the weighted average interest rate was 4.19% which incorporates the effect of derivatives which were used to mitigate interest rate risk. See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities as at June 30, 2017 included above comprised $113.0 million (December 31, 2016 - $113.1 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million but keeping the original 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum and has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a development loan from a municipal agency and associated accrued interest.

Including debt of consolidated variable entities, approximately 25% of the outstanding principal amount of Belmond’s consolidated debt was in euros and the balance primarily in U.S. dollars, and 57% of borrowings of Belmond were at floating interest rates as at June 30, 2017.

On July 3, 2017, Belmond entered into an amended and restated credit agreement for its secured credit facilities. The amended and restated secured credit facilities consist of (i) a seven-year $603.4 million secured term loan that matures on July 3, 2024 and

(ii) a $100.0 million revolving credit facility that matures on July 3, 2022. As a result of executing the amendment and restatement of the secured credit facilities, the outstanding debt balance as of June 30, 2017 has been refinanced on a long-term basis and accordingly, is presented as a non-current liability in the June 30, 2017 condensed consolidated balance sheets. See Notes 10 and 24 to the Financial Statements.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at June 30, 2017:

	Contingent guarantee	Duration
June 30, 2017	$ millions

PeruRail joint venture:
Concession performance	9.9	through May 2018
Peru hotel joint venture:
Debt obligations	16.8	through 2021

Total	26.7

Belmond has contingently guaranteed, through 2021, $16.8 million of debt obligations of the joint venture in Peru that operates five hotels and has also contingently guaranteed the PeruRail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9.9 million, through May 2018. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As at June 30, 2017, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. After taking into account the amended and restated credit agreement as described in Notes 10 and 24 to the Financial Statements, we note that if the rate to be paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would increase by approximately $3.7 million.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at June 30, 2017 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 20, there is no material potential impact on net earnings at June 30, 2017 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 18 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Dated:  August 8, 2017

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 2, 2014 Form 8-K Current Report	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 15, 2007 Form 8-K Current Report	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
10.1	Exhibit 10.1 to July 6, 2017 Form 8-K Current Report
Amended and Restated Credit Agreement dated July 3, 2017, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, and Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Fifth Third Bank and JPMorgan Chase Bank, N.A.

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file